Form 10-Q
period 2008-06-30
ENB Financial Corp
filed 2008-08-13
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2008
OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________________ to _________________________________________

ENB Financial Corp
(Exact name of registrant as specified in its charter)

Pennsylvania	000-53297	51-0661129
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No)

31 E. Main St., Ephrata, PA	17522-0457
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(717) 733-4181

Former name, former address, and former fiscal year, if changed since last report	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer,” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐        No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 11, 2008, the Bank had 2,869,557 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP
INDEX TO FORM 10-Q
June 30, 2008

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Ephrata National Bank
Balance Sheets (Unaudited)

	June 30,	December 31,	June 30,
	2008	2007	2007
(Dollars in thousands, except share data)	$	$	$
ASSETS
Cash and due from banks	17,197	17,201	14,077
Intererest-bearing deposits in other banks	160	96	226
Federal funds sold	2,870	-	6,500

Total cash and cash equivalents	20,227	17,297	20,803

Securities available for sale (at fair value)	231,021	192,960	186,327

Loans held for sale	611	365	247

Loans (net of unearned income)	386,174	384,999	375,554

Less: Allowance for loan losses	4,033	3,682	3,539

Net loans	382,141	381,317	372,015

Premises and equipment	18,311	17,810	17,309

Regulatory stock	4,767	4,111	4,126

Bank owned life insurance	14,207	13,871	10,805

Other assets	7,267	6,031	6,711

Total assets	678,552	633,762	618,343

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	111,715	107,839	99,575
Interest-bearing	397,395	370,887	371,664

Total deposits	509,110	478,726	471,239

Short-term borrowings	-	100	-
Long-term debt	97,000	82,000	77,500
Other liabilities	4,308	4,114	4,206

Total liabilities	610,418	564,940	552,945

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued and Outstanding 2,869,557
(3,000,000 Issued and 2,861,854 and 2,855,428 Outstanding
as of 12-31-07 and 6-30-07)	574	600	600
Capital surplus	4,457	4,502	4,520
Retained Earnings	65,211	68,158	66,831
Accumulated other comprehensive loss, net of tax	(2,108)	(181)	(2,098)
Less: (Treasury shares at cost 138,146 shares
as of 12-31-07 and 144,572 shares as of 6-30-07)	-	(4,257)	(4,455)

Total stockholders' equity	68,134	68,822	65,398

Total liabilities and stockholders' equity	678,552	633,762	618,343

See Unaudited Notes to the Interim Financial Statements

Index

The Ephrata National Bank
Statement of Income (Unaudited)
Periods Ended June 30, 2008 and 2007

	Three Months		Six Months
	2008	2007	2008	2007
(Dollars in thousands, except share data)	$	$	$	$
Interest and dividend income:

Interest and fees on loans	5,899	6,155	11,955	12,106
Interest on securities available for sale
Taxable	2,077	1,424	3,858	2,854
Tax-exempt	600	677	1,246	1,377
Interest on federal funds sold	14	68	25	100
Interest on deposits at other banks	1	3	3	6
Dividend income	77	92	166	185

Total interest and dividend income	8,668	8,419	17,253	16,628

Interest expense:
Interest on deposits	2,615	2,780	5,378	5,536
Interest on short-term borrowings	8	6	20	45
Interest on long-term debt	1,018	860	1,995	1,643

Total interest expense	3,641	3,646	7,393	7,224

Net interest income	5,027	4,773	9,860	9,404

Provision for loan losses	150	162	349	1,236

Net interest income after provision for loan losses	4,877	4,611	9,511	8,168

Other income:
Trust and investment services income	261	241	535	491
Service fees	452	431	883	821
Commissions	338	275	644	527
Gains (losses) on securities transactions, net	86	(2)	112	(2)
Gains on sale of mortgages	37	41	75	61
Earnings on bank owned life insurance	156	92	303	175
Other	33	97	167	217

Total other income	1,363	1,175	2,719	2,290

Operating expenses:
Salaries and employee benefits	2,607	2,379	5,245	4,763
Occupancy	306	278	608	574
Equipment	237	225	469	456
Advertising & marketing	86	154	167	255
Computer software & data processing	369	353	757	716
Bank shares tax	225	114	364	224
Professional services	352	260	606	517
Other	410	545	780	937

Total operating expenses	4,592	4,308	8,996	8,442

Income before income taxes	1,648	1,478	3,234	2,016

Provision for federal income taxes	220	167	411	23

Net income	1,428	1,311	2,823	1,993

Earnings per share of common stock	0.50	0.46	0.99	0.70

Cash dividends paid per share	0.31	0.30	0.62	0.60

Weighted average shares outstanding	2,865,735	2,853,045	2,863,989	2,851,588

See Unaudited Notes to the Interim Financial Statements

Index

The Ephrata National Bank
Statement of Comprehensive Income (Unaudited)
Periods Ended June 30, 2008 and 2007

	Three Months		Six Months
	2008	2007	2008	2007
(Dollars in thousands)	$	$	$	$

Net income	1,428	1,311	2,823	1,993

Other comprehensive loss arising during the period	(3,713)	(2,117)	(3,033)	(1,539)

Reclassification adjustment for (gains) losses realized in income	(86)	2	(112)	2

Other comprehensive loss before tax	(3,627)	(2,119)	(2,921)	(1,541)

Income tax benefit related to comprehensive loss	(1,233)	(720)	(993)	(524)

Other comprehensive loss	(2,394)	(1,399)	(1,928)	(1,017)

Comprehensive income (loss)	(966)	(88)	895	976

See Unaudited Notes to the Interim Financial Statements

Index

The Ephrata National Bank
Statement of Cash Flows (Unaudited)
Periods Ended June 30, 2008 and 2007

	Six Months
	2008	2007
(DOLLARS IN THOUSANDS)	$	$
Cash flows from operating activities:

Net income	2,823	1,993
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities and loan fees	168	263
(Increase) decrease in interest receivable	(161)	(65)
Increase in interest payable	55	67
Provision for loan losses	349	1,236
(Gains) losses on securities transactions, net	(112)	2
Gains on sale of mortgages	(75)	(61)
Loans originated for sale	(1,161)	(292)
Proceeds from sales of loans	990	630
Earnings on bank owned life insurance	(303)	(175)
Losses on sale of other real estate owned	6	-
Depreciation of premises and equipment and amortization of software	573	570
Deferred income tax benefit	(376)	(212)
Other assets and other liabilities, net	311	71

Net cash provided by operating activities	3,087	4,027

Cash flows from investing activities:

Securities available for sale:
Proceeds from maturities, calls, and repayments	35,174	9,942
Proceeds from sales	7,793	576
Purchases	(84,028)	(7,113)
Proceeds from sale of other real estate owned	150	0
Purchase of regulatory bank stock	(656)	(464)
Redemptions of regulatory bank stock	0	455
Purchase of bank owned life insurance	(33)	(2,339)
Net increase in loans	(1,150)	(10,478)
Purchase of premises and equipment	(1,021)	(955)
Purchase of computer software	(85)	(58)

Net cash used in investing activities	(43,856)	(10,434)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	13,587	8,346
Net increase (decrease) in time deposits	16,796	(6,366)
Net decrease in short term borrowings	(100)	(1,200)
Proceeds from long-term debt	15,000	11,500
Dividends paid	(1,776)	(1,711)
Treasury stock sold & common stock issued	192	174

Net cash provided by financing activities	43,699	10,743

Net increase in cash and cash equivalents	2,930	4,336

Cash and cash equivalents at beginning of year	17,297	16,467

Cash and cash equivalents at end of period	20,227	20,803

Supplemental disclosures of cash flow information:
Interest paid	7,338	7,157
Income taxes paid	600	325

See Unaudited Notes to the Interim Financial Statements

Index

ENB FINANCIAL CORP

Notes to the Unaudited Interim Financial Statements

1.      Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and to general practices within the banking industry.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included.  Certain items previously reported have been reclassified to conform to the current period’s reporting format.  Such reclassifications did not affect net income or stockholders equity.

ENB Financial is the successor issuer of the Ephrata National Bank.  On July 1, 2008, ENB Financial Corp became the bank holding company for Ephrata National Bank, which is now a wholly owned subsidiary of ENB Financial Corp.  Ephrata National Bank was the only operational entity as of June 30, 2008; and therefore, this Form 10-Q, for the second quarter of 2008 is reporting on the results of operations and financial condition of the Ephrata National Bank. As a result, the financial statements presented and the management discussion and analysis which follows is for and only discusses Ephrata National Bank.

Operating results for the three months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in The Ephrata National Bank’s (“the “Bank”) Annual Report on Form 10-K for the year ended December 31, 2007.

2.      Fair Value Presentation

In September 2006, the FASB issued FASB No. 157, Fair Value Measurements, to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities.

The following table presents information about the Bank’s securities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

Fair Value Measurements Utilized for the Bank’s Securities:

Dollars in Thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance as of June 30, 2008
Securities available-for-sale	$2,763	$228,259	$231,022

As required by FASB No. 157, each financial asset and liability must be identified as having been valued according to specified level of input, 1, 2 or 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability.  Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Bank’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

As of June 30, 2008, the Bank did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions

Index

ENB FINANCIAL CORP

involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of June 30, 2008, all of the financial assets measured at fair value utilized the market approach.

3.	Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Bank makes various commitments that are not reflected in the accompanying financial statements.  These commitments include firm commitments to extend credit, unused lines of credit and open letters of credit.  As of June 30, 2008, firm loan commitments were $6.7 million, unused lines of credit were $78.6 million, and open letters of credit were $14.2 million.  The total of these commitments was $99.5 million, which represents the Bank’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments.  The actual credit losses that may arise from these commitments are expected to compare favorably with the Bank’s loan loss experience on its loan portfolio taken as a whole.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

The construction phase has begun for a future branch site on a tract of land located in Penn Township, Lancaster County.  The Bank has signed a construction contract for $2.1 million.  Previous contracts related to design and land development of the branch have been fully paid.  Actual construction of the branch began in April 2008.  Through June 30, 2008, $715,000 of construction costs has been paid against the $2.1 million contract.  The branch is expected to be completed by September 2008.

4.      Recently Issued Accounting Standards

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities.  The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value.  The Standard does not expand the use of fair value in any new circumstances.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157.  Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Index

ENB FINANCIAL CORP

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.   FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Bank’s results of operations or financial position

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encourage.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS No. 162 to have a material effect on its results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R  and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered.  A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method.  The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

The FASB and SEC have issued a number of other accounting rules during late 2007 and early 2008.  These additional promulgations have no relevance to the business operations of the Bank, and therefore, will not have an impact on the Company’s financial reporting.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of the Bank.  This discussion and analysis should be read in conjunction with the financial statements and other financial schedules included in this quarterly report and in conjunction with the 2007 Annual Report to Shareholders of the Bank. The financial condition and results presented are not indicative of future performance.

The information contained in this interim report is unaudited.  In the opinion of management, the financial information presented along with Management’s Discussion and Analysis reflects all adjustments necessary to present fairly the financial condition and results of operations for the reported periods.  Any adjustments made were of a normal, recurring nature.

The financial condition and results of operation for the period ended June 30, 2008 reflect the operations and results of the Corporation’s wholly owned subsidiary, the “Bank”.

Forward-Looking Statements

The U.S. Private Securities Litigation Reform Act of 1995 provides safe harbor in regard to the inclusion of forward-looking statements in this document and documents incorporated by reference.  Forward-looking statements pertain to possible or assumed future results that are made using current information.  These forward-looking statements are generally identified when terms such as; “believe,” “estimate,” “anticipate,”  “expect,” “project,” “forecast” and other similar wording are used.  The readers of this report should take into consideration that these forward-looking statements represent management’s expectations as to future forecasts of financial performance, or the likelihood that certain events will or will not occur.  Due to the very nature of estimates or predictions, these forward-looking statements should not be construed to be indicative of actual future results.    Additionally, management may change estimates of future performance, or the likelihood of future events, as additional information is obtained.  This document may also address financial targets or goals that management is striving to reach but these targets or goals should not be used to predict future results.

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document.  These factors include, but are not limited to the following:

•	Monetary and interest rate policies of the Federal Reserve Board (“FRB”)
•	Economic conditions
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	Incorrect analysis of risk or unsuccessful strategies or implementation of strategies designed to mitigate risks

Readers should be aware that if any of the above factors change significantly, the statements regarding future performance could also change materially.  Under the safe harbor provision, the Corporation is not required to publicly update or revise forward-looking statements to reflect events or circumstances that arise after the date of this report.  The Corporation is not obligated to update publicly any forward-looking statements made in this quarterly report to reflect the effects of subsequent events.  Readers should review any changes in risk factors in documents filed by the Corporation with the Securities and Exchange Commission (SEC) by the Bank periodically, including subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

On July 1, 2008, the Bank completed its reorganization as a wholly owned subsidiary of ENB Financial Corp (the “Corporation”).  Effective on July 1, 2008 the Corporation owns all shares of the Bank.  Shareholders who previously owned shares of Ephrata National Bank will own the equivalent amount of shares of ENB Financial Corp, upon conversion of those shares.

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect many of the reported amounts and disclosures.  Actual results could differ from these estimates.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate and reasonable.  The Bank’s methodology for determining the allowance for loan losses is described in a later section of this Management’s Discussion and Analysis.  Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could therefore calculate a materially different allowance amount.  Management uses all available information to evaluate and provide for future loan losses.  However, changes in economic conditions may necessitate revisions to the provision and respective allowance in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Another material estimate is the calculation of fair market values for the securities held by the Bank.  The Bank receives estimated fair values of debt securities from the bond accounting services of a brokerage firm.  This firm currently uses five independent valuation services to determine the fair market values of securities.  In accordance with FAS 157, Fair Value Measurements, the Bank’s securities must be valued according to a specified level of input hierarchy, referred to as level 1, 2 or 3 inputs.  Fair Value Presentation is covered in Note 2 in the Bank’s Notes to the Unaudited Interim Financial Statements.  Nearly all of the Bank’s securities are valued using Level 2 inputs which includes quoted prices for similar assets in active markets.  Management reviews the level inputs used to value the Bank’s securities on a quarterly basis and reports this in Note 2.  Management also evaluates the valuation methodology annually for adequacy and believes the current valuation methodology to be materially accurate.   All of the Bank’s securities are classified as available for sale and are carried at fair value on the balance sheets, with unrealized gains and losses excluded from earnings and reported separately through other comprehensive income (included in the stockholders’ equity section of the balance sheet, net of tax).

RESULTS OF OPERATIONS

Overview

The Bank recorded net income of $1,428,000 and $2,823,000 for the three and six month periods ending June 30, 2008, representing an 8.9% and 41.7% increase from the same periods in 2007.  The Bank’s core earnings, net interest income improved for both periods while earnings were significantly improved for the year to date period as a result of sharp reductions in the provision for loan losses.

The Bank’s net interest income (“NII”), which is affected by the Bank’s net interest margin (NIM) and the growth of interest earning assets, continues to improve and has grown at a slightly faster pace in the second quarter of 2008 compared to the first quarter of 2008.  The Bank’s second quarter NII was $5,027,000, an increase of $254,000 or 5.3% over the NII in the second quarter of 2007.  For the year-to-date 2008, the Bank’s NII increased $456,000 or 4.8% to $9,860,000.  This is a marked improvement over the last two years.  The Bank’s NII only grew 2.3% in 2007 compared to 2006, and for 2006 the NII did not reflect any growth over 2005.  In 2008, the Bank’s NII increased as a result of the growth of interest earning balances, as the Bank’s NIM decreased from 3.60% for the first six months of 2007, to 3.52% for the same period of 2008.  Average interest earning assets grew 7.8% and 6.6% respectively over the three and six-month periods ended June 30, 2008, compared to the same prior year periods, providing the necessary growth for the Bank to increase NII despite a weaker margin.  For the six month period ending June 30, 2008, the Bank was able to increase interest income by $625,000 over the same period of 2007, while total interest expense increased $169,000 for the same period.

The Bank recorded a provision for loan losses of $150,000 for the three months ended June 30, 2008, compared to $162,000 in the same period of 2007. The 2008 year-to-date provision was $349,000 compared to $1,236,000 through June 30, 2007.  During 2007, the Bank charged off $844,000 in the form of several loans to one commercial borrower which alone was responsible for over 75% of the $1,078,000 of total charge offs experienced in 2007. Comparatively, in 2008, the Bank has not experienced significant losses on large credits; however, to be prudent, the Bank has maintained a strong provision for loan losses to mitigate future possible credit losses. For further information on credit quality of the loan portfolio refer to the non-performing and allowance for loan losses sections on pages 26 and 27 under Item 2 Financial Condition.

The banking industry uses two primary performance measurements to gauge a Bank’s performance; they are return on average assets (“ROA”) and return on average equity (“ROE”). The first, return on average assets, measures how efficiently a bank generates income based on the amount of assets or size of a bank.  The second, return on equity, measures the efficiency of a bank in generating income based on the amount of equity or capital utilized.  The latter

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

measurement typically receives more attention from shareholders.  The Bank’s key performance ratios in the following table reflect the Bank’s stronger earnings for the three and six-month periods ended June 30, 2008, as compared to the same period in 2007.  The Bank’s Asset Liability guidelines call for a number of performance levels including an ROA of 1.00% and ROE of 10.00%.  Currently, the Bank’s performance ratios are lower than these targets, and below historical norms.  This is due largely to the current environment of declining margins, larger provisions for loan losses and intense competition.  Management expects that ROA and ROE will both continue to improve throughout the year; however, it is doubtful that these ratios will meet the targets for the current year.

Key Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Return on Average Assets	0.86%	0.85%	0.86%	0.66%
Return on Average Equity	8.30%	7.99%	8.17%	6.11%

The results of the Bank’s operations can be best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Non-interest income
•	Non-interest expenses
•	Provision for income taxes

Each of these five areas is analyzed in the following discussion.

Net Interest Income

Net interest income (“NII”) constitutes the largest portion of the Bank’s operating income; therefore, the direction of NII and the rate of increase or decrease will often determine the overall performance of the Bank.  For the first six months of 2008, the Bank’s NII was 77.8% of the Bank’s gross revenue stream compared to 80.4% in the same period of 2007.

NII is the difference between interest income earned on assets and interest expense incurred on liabilities.  Accordingly, two factors affect net interest income:

•	The rates charged on interest-earning assets and paid on interest-bearing liabilities
•	The average balance of interest-earning assets and interest-bearing liabilities

The Federal Reserve’s Federal funds rate, which is the overnight rate that financial institutions buy or sell overnight funds, has declined from 5.25% in August of 2007 to 2.00% by April 30, 2008.  The Federal funds rate was reduced by 100 basis points in the second half of 2007, with another 225 basis points of reductions in the first four months of 2008.  The rate reductions have had positive and negative impacts to the Bank’s NII and margin.  The net effect has been higher NII but lower margin.  The rate reductions have helped the Bank by reducing the cost of funds and increasing the slope of the U.S. Treasury Curve.  The increased slope of the treasury curve has allowed management to more easily grow the Bank by increasing the investments in securities at favorable yields.   Through out most of 2007, the U.S. Treasury curve was primarily flat and the Bank did not have the ability to obtain cheaper short term (less than one-year term) funds and invest or lend out longer term funds at higher rates.  By the first quarter of 2008, overnight and short-term funds were at significantly lower rates than in 2007, while mid-term and long-term rates did not decline, resulting in a positively sloped yield curve. Since the Bank’s deposits and borrowings are priced on the short-term rates while loans and securities are priced on rates out beyond one year, the significant rate drops on the short end of the rate curve allowed management to make progress in repricing time deposits and borrowings to lower levels, helping the Bank reduce the overall cost of funds.  Rates on interest bearing core deposit accounts were also reduced.  Meanwhile, the Bank was able to continue to invest and originate loans at longer terms where the U.S. Treasury curve and market rates remained higher.

Working against the increase in asset yield, the same Federal Reserve actions to reduce the Federal Funds rates also caused the Prime Rate to decline from 8.25% in August of 2007 to 5.00% by April 30, 2008.  Over $50 million, or about

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

12% of the Bank’s loans, are Prime Based loans which reprice immediately after the Prime rate is reduced.  The impact of having over $50 million of the Bank’s Prime Rate loans reprice from an 8.25% rate in August of 2007 to 5.00% as of April 30, 2008, has acted to reduce the average yield of the Bank’s loan portfolio and contributed to the lower average asset yield of the Bank.  The Bank’s average yield on total interest earning assets declined 19 basis points for the six month period ending June 30, 2008, while the average cost of interest bearing funds decreased by 17 basis points, compared to the same period of 2007.  The net effect was a decline in the Bank’s NIM that acted to limit the amount of increase in the Bank’s NII.

While the Bank’s margin has declined from 2007 to 2008, the balances of the Bank’s interest earning assets have grown at a faster pace resulting in a higher NII.  This is also referred to as a rate versus volume explanation, where in this case, the impact of carrying a higher balance of interest earning assets more than offset the negative impact of lower rates on all of the Bank’s interest earning assets.  Loan growth has slowed, primarily due to economic weakness, so the majority of the growth in the Bank’s assets has occurred with securities.  For the first six months of 2008, the average balance of the Bank’s securities grew 12.3%, while the average balance of the Bank’s loans grew 4.2% over the same period of 2007.  The Bank’s interest earning assets averaged 6.6% higher in the first six months of 2008 which was partially offset by a lower NIM resulting in 4.8% increase in NII.

Management currently anticipates that the U.S. Treasury curve will remain with a significant positive slope for the remainder of 2008 based on available economic data.  This will allow management to continue to price the vast majority of the Bank’s liabilities based off of lower short term rates, while management is able to price loans and investments off the 5 year and 10 year Treasury rates that are significantly above short term rates.  Management currently anticipates that the Bank’s margin will stabilize and could improve slightly in the third quarter as additional time deposits and borrowed funds are repriced to lower interest rates.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (“FTE”) basis.  For analytical purposes and throughout this discussion, all yields, rates, and measurements such as NII, net interest spread, and net yield on interest-earning assets are all presented on a FTE basis.  The FTE net interest income shown in both tables below will exceed the NII, as reported on the statements of income.  The benefit provided by nontaxable assets resulted in the FTE adjustment of $427,000, and $428,000 for second quarter of 2008 and 2007, respectively.  The year-to-date FTE adjustment was $872,000 through June 30, 2008, and $896,000 for the same period in 2007.

Net Interest Earnings
(Dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	$	$	$	$

Total interest income	8,668	8,419	17,253	16,628
Total interest expense	3,641	3,646	7,393	7,224

Net interest income	5,027	4,773	9,860	9,404
Tax equivalent adjustment	427	428	872	896

Net interest earnings
(fully taxable equivalent)	5,454	5,201	10,732	10,300

The following tables show a more detailed analysis of net interest income on a FTE basis shown with all the major elements of the Bank’s balance sheet, which consists of interest-earning and non-interest-earning assets and interest-bearing and non-interest-bearing liabilities.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended June 30,
	2008			2007
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	2,826	15	2.18	5,342	71	5.36

Securities available for sale:
Taxable	170,059	2,123	4.99	127,329	1,478	4.64
Tax-exempt	54,877	877	6.39	63,738	987	6.20
Total securities (d)	224,936	3,000	5.34	191,067	2,465	5.16

Loans (a)	388,017	6,038	6.24	374,972	6,250	6.68

Regulatory stock	4,680	42	3.58	4,260	61	5.69

Total interest earning assets	620,459	9,095	5.87	575,641	8,847	6.15

Non-interest earning assets (d)	49,153			41,832

Total assets	669,612			617,473

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	100,070	302	1.22	94,860	430	1.82
Savings deposits	73,499	75	0.41	70,054	89	0.51
Time deposits	218,474	2,238	4.12	207,292	2,262	4.38
Borrowed funds	97,697	1,026	4.23	77,374	865	4.49
Total interest bearing liabilities	489,740	3,641	2.99	449,580	3,646	3.25

Non-interest bearing liabilities:

Demand deposits	105,698			96,923
Other	4,970			5,119

Total liabilities	600,408			551,622

Stockholders' equity	69,204			65,851

Total liabilities & stockholders' equity	669,612			617,473

Net interest income (FTE)		5,454			5,201

Net interest spread (b)			2.88			2.90
Effect of non-interest
bearing funds			0.63			0.71
Net yield on interest earning assets (c)			3.51			3.61

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter to date average balances include net deferred loan fees and costs of ($317,000) as of June 30, 2008, and  ($353,000) as of June 30, 2007.  Such fees and costs recognized through income and included in the interest amounts totaled $10,000 in 2008 and $23,000 in 2007.

(b) Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.
(c) Net yield, also referred to as net interest margin, is computed by dividing net interest income (FTE) by total interest
(d) Securities recorded at amortized cost. Unrealized holding gains and losses are included in non-interest earning assets.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(Dollars in thousands)

	For the Six Months Ended June 30,
	2008			2007
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	2,313	28	2.47	4,136	107	5.22

Securities available for sale:
Taxable	158,564	3,945	4.98	127,618	2,964	4.65
Tax-exempt	56,590	1,822	6.53	63,901	2,009	6.29
Total securities (d)	215,154	5,767	5.36	191,519	4,973	5.20

Loans (a)	387,087	12,235	6.34	371,334	12,323	6.66

Regulatory stock	4,553	95	4.17	4,191	121	5.79

Total interest earning assets	609,107	18,125	5.96	571,180	17,524	6.15

Non-interest earning assets (d)	48,762			40,823

Total assets	657,869			612,003

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	100,523	680	1.36	92,598	845	1.84
Savings deposits	70,990	161	0.46	69,243	200	0.58
Time deposits	214,962	4,537	4.25	208,252	4,491	4.35
Borrowed funds	94,177	2,015	4.30	76,106	1,688	4.47
Total interest bearing liabilities	480,652	7,393	3.09	446,199	7,224	3.26

Non-interest bearing liabilities:

Demand deposits	102,797			94,908
Other	4,956			5,060

Total liabilities	588,405			546,167

Stockholders' equity	69,464			65,836

Total liabilities & stockholders' equity	657,869			612,003

Net interest income (FTE)		10,732			10,300

Net interest spread (b)			2.87			2.89
Effect of non-interest
bearing funds			0.65			0.71
Net yield on interest earning assets (c)			3.52			3.60

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  Year to date average balances include net deferred loan fees and costs of ($321,000) as of June 30, 2008, and  ($373,000) as of June 30, 2007.  Such fees and costs recognized through income and included in the interest amounts totaled $23,000 in 2008 and $40,000 in 2007.

(b) Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.
(c) Net yield, also referred to as net interest margin, is computed by dividing net interest income (FTE) by total interest earning assets.
(d) Securities recorded at amortized cost. Unrealized holding gains and losses are included in non-interest earning assets.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

The preceding charts provide comprehensive detail supporting all of the main categories of the Bank’s balance sheet and their impact on net interest income.  Additionally, the analysis provides the Bank’s net interest spread and the net yield on interest-earning assets.  The net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  The net interest spread has the deficiency of not giving credit for the non-interest-bearing funds and capital used to fund a portion of the total interest-earning assets.  For this reason, management places more emphasis on the net yield on interest-earning assets, also referred to as net interest margin (“NIM”).  The NIM is calculated by dividing net interest income into total interest-earning assets.  NIM is generally the benchmark used by analysts to measure how efficiently a bank generates net interest income.  For example, a bank with a NIM of 3.75% would be able to use fewer assets and still achieve the same level of net interest income as a bank with a NIM of 3.50%.

As a result of the Bank’s interest expense increasing at a faster pace than the interest income, the Bank’s NIM was lower at 3.51% for the second quarter of 2008 compared to 3.61% for the second quarter of 2007.  Likewise, the NIM for the first six months of 2008 was lower at 3.52% compared to 3.60% for the same period of 2007.  The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Bank’s largest source of revenue.  For more information on the plans and strategies the Bank has in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

For the three-month and six-month periods ending June 30, 2008, the yield on assets is higher than the same periods in 2007.  Fully tax-equivalent interest income increased $248,000 or 2.8% and $601,000 or 3.4% for the quarter and six-month periods ending June 30, 2008, compared to the same periods of 2007.  The higher interest income was primarily the result of growing both the balances and yields on securities.  Fully-tax equivalent interest income on securities grew by $535,000 or 21.7% and $794,000 or 16.0% for the quarter and six-month periods ending June 30, 2008, compared to the same periods of 2007.  The higher security interest income was partially offset by lower loan interest income. While the Bank was able to grow average loan balances 3.5% and 4.2% for the quarter and six-month periods ending June 30, 2008, compared to the same periods of 2007.  Sharp reductions in the Prime Rate caused the loan yield and interest received on loans to decline for both periods. During these periods the additional loan volume was not sufficient enough to compensate for the lower yield on the entire loan portfolio.  The actual decline in loan income was $212,000 or 3.4%, and $88,000 or 0.7, for the quarter and six-months ending June 30, 2008, compared to the same periods of 2007.  With the Prime Rate holding at 5.00%, management does not anticipate significant changes in the Bank’s average loan yield.  Management does anticipate that the Bank’s securities portfolio will continue to gain yield as projected cash flow can presently be reinvested into higher yielding securities.

The average amount of Federal funds sold declined for both periods.  As interest rates declined the differential between longer term investment rates and overnight interest rates grew, making it more advantageous to invest these funds.  With the current Federal funds at 2.00% it is anticipated that the average amount of Federal funds sold will remain low for the near future.  Additionally, the Bank will likely purchase more Federal funds overnight to fund additional loans or securities in an effort to increase NII.  Federal funds borrowed are included in the borrowed funds number of the preceding charts.

The average cost of the Bank’s interest bearing deposits and borrowed funds declined for both the quarter and six-month periods ending June 30, 2008, compared to the same periods of 2007, as lower short term rates enabled management to decrease rates on all interest bearing deposit types.  While the average cost of funds was reduced significantly, the actual interest expense remained nearly flat versus prior year periods because the balances of all deposit types and borrowings also grew significantly.  As a result, the Bank gained significant funding over prior year periods but was paying about the same amount in total interest expense.  Total interest expense declined $5,000 or 0.1% for the quarter but increased $169,000 or 2.3% for the six-month periods ending June 30, 2008, compared to the same periods of 2007.   As a result of holding interest expense flat for the quarter, and to a minimal increase for the six-month period ending June 30, 2008, the above mentioned moderate increases in fully tax equivalent interest income were sufficient to provide the Bank with 4.9% and 4.2% increases respectively in fully tax equivalent NII.

Management was able to reduce the rate on the Bank’s interest bearing deposit instruments multiple times since the Federal Reserve began decreasing rates in August of 2007.   The deposit instruments that are the most rate sensitive, and more closely follow overnight or short-term rates, are the instruments management was able to continue to reprice lower as the Federal Reserve took further actions to reduce the Federal funds rate.  High balance NOW and MMDA accounts and time deposit accounts are the instruments where management was able to significantly reduce the weighed average cost. The interest-bearing demand deposit category, which includes both NOW and MMDA accounts, averaged 1.22% compared to 1.82% in the same period of 2007.  A similar savings was experienced for the six-months ending June 30, 2008.  The other interest bearing liabilities experienced more moderate reductions in the average cost of funds; however, the pace of reductions in the rates paid on time deposits resulted in the average rate paid on time deposits to be 4.21% for

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

the quarter ending June 30, 2008, compared to 4.38% in the same quarter of 2007.  The savings in rate for the six-month period were not as large.

Management anticipates that further savings can be realized in the average cost of interest bearing funds as the Bank’s time deposits and borrowings mature and reprice to lower interest rates.  Management does not anticipate further improvement in the cost of interest bearing demand deposit and savings accounts, which are considered the Bank’s core deposits, as these rates have already been significantly reduced with the ability to make further reductions diminished.  The Federal Reserve would have to reduce the overnight Federal funds rates before further reductions could be made to the Bank’s interest bearing core deposits.

The borrowed fund category reflected the highest dollar and percentage growth out of the Bank’s interest bearing liabilities for both periods. The majority of this funding was used to purchase additional securities.  Management was able to obtain additional borrowings in the form of FHLB advances and repurchase agreements at lower rates then the average rates on the existing borrowings, which acted to reduce the average rate on the Bank’s total borrowings.  While the interest expense on the Bank’s total borrowings grew $161,000 or 18.6% and $327,000 or 19.4% for the quarter and six-month periods ending June 30, 2008, the average cost of these funds was 26 and 17 basis points lower respectively for the same periods. The Bank does not anticipate increasing total borrowings through the end of the year.

In addition to the interest-bearing cost of funds, the Bank’s non-interest-bearing demand deposits continue to grow steadily, which has a significant impact in reducing the Bank’s overall cost of funds.  Ever dollar of non-interest funding acts to offset the cost of interest-bearing deposit accounts.  For example, a matching balance in a non-interest bearing checking account acts to offset the cost of a 5.00% time deposit, reducing the average interest cost to 2.50%.  Customers primarily utilize demand deposit and savings accounts for the convenience of having their money liquid and not necessarily to earn high interest; therefore, they are not as sensitive to interest rate changes.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio.  The Bank gives special attention to the level of delinquent loans.  The analysis of the loan loss allowance takes into consideration, among other things, the following factors:

•	Historical loan loss experience
•	Loan portfolio characteristics
•	Current economic conditions
•	Volume of delinquent and non-performing loans

The Bank added $150,000 and $349,000 to the allowance for the respective three and six-month periods ended June 30, 2008, compared to $162,000 and $1,236,000 for the same respective periods in 2007.

The Bank’s provision for both the three and six-month periods ended June 30, 2008, has normalized to the usual range of $150,000 to $200,000 per quarter.  Management deems this range to sufficiently provide for the growth in the loan portfolio, as well as minor changes in credit risk. Beginning in the first quarter of 2008, management increased the qualitative factors used in the allowance for loan losses to account for the impact of weaker economic conditions on the Bank’s borrowers.  Higher qualitative factors will cause the allowance calculation to increase, which will generally result in higher provision amounts.  To date, despite the uncertainty in the global and national markets due to the credit crisis and the resulting weaker economic conditions, management has not experienced any significant increase in delinquencies or classified loans.  Management believes higher qualitative factors are necessary because the current credit crisis in not over, and the full economic impact has yet to be determined.  Offsetting the need for higher provisions due to potential credit risk, loan growth has slowed, reducing the need for higher provisions solely due to a larger portfolio. Management anticipates maintaining the same $50,000 monthly provision for the third quarter of 2008 and will reassess the provision after the September 30, 2008, allowance for loan loss calculation is performed.

The provision for the prior year’s six-month period ended June 30, 2007, was significantly higher than normal as the Bank recorded a large provision to the allowance for loan losses to compensate for a commercial loan charge-off and several specific allocations resulting from declining economic conditions facing borrowers. The Bank charged off an $80,000 line of credit and $764,000 of business loans associated with one borrower that went out of business in the first quarter of 2007.  The Bank does not have any further loans outstanding to this borrower.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

Management continues to evaluate the allowance for loan losses in relation to the growth of the loan portfolio and its associated credit risk.  Management believes the provision and the allowance for loan losses are adequate to provide for future loan losses that are inherent within the existing loan portfolio. For further discussion of the calculation see the “Allowance for Loan Losses” section below.

Other Income

Other income for the second quarter of 2008 was $1,363,000, an increase of $188,000 or 16.0%, compared to the same period of 2007.  For the six-month period ended June 30, 2008, the other income increased $429,000 or 18.7% over the same period in 2007. The following tables detail the categories that comprise other operating income.

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended June 30,		Increase (Decrease)
	2008	2007
	$	$	$	%
Trust and investment services	261	241	20	8.3
Service charges on deposit accounts	308	311	(3)	(1.0)
Other service charges and fees	144	120	24	20.0
Commissions	338	275	63	22.9
Gains (losses) on securities transactions	86	(2)	88	+100.0
Gain on sale of mortgages	37	41	(4)	(9.8)
Earnings on bank owned life insurance	156	92	64	69.6
Other miscellaneous income	33	97	(64)	(66.0)

Total other income	1,363	1,175	188	16.0

OTHER INCOME
(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007
	$	$	$	%
Trust and investment services	535	491	44	9.0
Service charges on deposit accounts	615	581	34	5.9
Other service charges and fees	267	240	27	11.3
Commissions	645	527	118	22.4
Gains (losses) on securities transactions	112	(2)	114	+100.0
Gain on sale of mortgages	75	61	14	23.0
Earnings on bank owned life insurance	303	175	128	73.1
Other miscellaneous income	167	217	(50)	(23.0)

Total other income	2,719	2,290	429	18.7

Trust and investment services revenue, which consist of income from traditional trust services and income from investment services provided through a third party, was up moderately for both the three months and six months ending 2008 compared to the same periods in 2007.  For the three and six months ended June 30, 2008, income from traditional trust services increased by $32,000 or 17.6% and $62,000 or 17.4% over the same periods in 2007.  These increases resulted from an increased number of trust accounts under management as well as higher estate settlement activity.  Income from investment services decreased $10,000 or 14.2% and $18,000 or 15.6%, for the three and six months ending June 30, 2008, compared to the same periods in 2007, as weakened equity markets resulted in reduced interest in non-deposit investments.  The prior year’s periods were elevated due to more favorable equity climate and a higher degree of interest in IRA contributions.  The Bank has run an IRA special during tax season for the past two years.  The 2007 special was more successful than the 2008 special which faced a much more difficult economic environment.  Management believes customers did not have as high a level of available funds to set aside for retirement in 2008 due to a higher cost of living.  The trust and investment services area continues to be an area of strategic focus for the Bank, in an effort to develop a comprehensive line of financial solutions across the organization.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

Service charges on deposit accounts reflected little change for the quarter and were up moderately for the six months compared to the same periods in 2007.  Overdraft fees on checking accounts generally account for 90% of the total income realized on service charges on deposit accounts.  Overdraft income alone was $269,000 for the quarter and $546,000 for the six months ending June 30, 2008.  This represented a decline of $9,000 or 3.2% for the quarter and an increase of $27,000 or 5.2% for the six month period, compared to the same periods of 2007.  The direction of overdraft income largely determines the direction of total income from service charges on deposit accounts.  Overdraft income has averaged $91,000 for the first six months of 2008, but the second quarter average slowed slightly.  Management believes consumers are more closely monitoring their finances with many increases in the cost of living occurring.

Other service charges and fees increased $24,000 or 20.0%, and $27,000 or 11.2% for the three and six-month periods ending June 30, 2008, compared to the same periods in 2007.  Fees were higher for both periods due to increased mortgage activity, while stronger letter of credit fee income in the second quarter of 2008 caused the larger percentage increase to be for the quarter ending 2008.  Letter of credit fees were up $13,000 or 40.6% for the quarter but were nearly level for the six-month period ending June 30, 2008, compared to the same prior year periods.  Mortgage document preparation fees increased $17,000 or 154.5%, and $26,000 or 143.6% for the three and six month periods ending June 30, 2008, compared to the same periods of 2007.  While the 2008 mortgage activity could not be characterized as strong, it was significantly up from very weak 2007 levels. Offsetting these higher fee amounts, the amount of fees realized on Star/Master Card issued was lower for both periods due to a decrease in business debit card fees.

Total commission income continues to increase due primarily to the volume of debit card transactions, which is the Bank’s largest source of commission income. Debit card transaction commission income was responsible for nearly 85% of the Bank’s total commission income for both the quarter and six-month periods ending June 30, 2008.  The check card exchange commission increased $51,000 or 22.1%, and $94,000 or 21.2% for the three and six-month periods ending June 30, 2008, compared to the same periods in 2007.   Customers are becoming more comfortable with the use of debit cards, as well as they are now widely accepted by merchants, thereby increasing the number of transactions processed. Higher energy and commodity prices have also played a factor in increased the usage of debit cards.  In addition to having more transactions per customer, the Bank continues to increase the distribution of debit cards to a larger segment of the Bank’s customer base.

Earnings on Bank Owned Life Insurance (“BOLI”) increased $64,000 or 69.6% and $128,000 of 73.1% for the three and six month periods ending June 30, 2008, compared to the same periods in 2007.  The increases in BOLI income were a direct result of additional BOLI purchases of life insurance.  The growth in the cash surrender value of the Bank’s BOLI is reflected as BOLI income.  The Bank purchased an additional $2.4 million of BOLI in May 2007 and $2.6 million in August of 2007.  Management does not anticipate any further BOLI purchases for several years.

The reduction to the allowance for off balance sheet credits is recorded in the miscellaneous income account.  Conversely, when there is an increase to the allowance for off balance sheet credits, it is recorded in miscellaneous expense.  During 2007, the Bank’s allowance for off balance sheet credits was reduced by $61,000 and $76,000 for the quarter and six-months ending June 30, 2008, which increased miscellaneous income.  For the quarter ending June 30, 2008, an increase in the allowance for off balance sheet credit was required so miscellaneous income was not impacted.  For the six-months ending June 30, 2008, miscellaneous income was increased by $23,000 due to one reduction in the allowance for off balance sheet credits, compared to increases of $76,000 from the same transactions in 2007.   As a result, the fluctuations in miscellaneous income for both the three and six month periods ended June 30, 2008, are due principally to decreases in the allowance for off balance sheet credits.

Operating Expenses

The following tables provides details of the Bank’s operating expenses for the three and six months ended June 30, 2008, compared to the same periods in 2007, along with the percentage increase or decrease for 2008 compared to the previous year.  The supporting narrative explaining expense categories reflecting large dollar or large percentage changes follows the tables.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)
	Three Months Ended June 30,		Increase (Decrease)
	2008	2007
	$	$	$	%

Salaries and employee benefits	2,607	2,379	228	9.6
Occupancy expenses	306	278	28	10.1
Equipment expenses	237	225	12	5.3
Advertising & marketing expenses	86	154	(68)	(44.2)
Computer software & data
processing expenses	369	353	16	4.5
Bank shares tax	225	114	111	97.4
Professional services	352	260	92	35.4
Other operating expenses	410	545	(135)	(24.8)
Total Operating Expenses	4,592	4,308	284	6.6

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)
	Six Months Ended June 30,		Increase (Decrease)
	2008	2007
	$	$	$	%

Salaries and employee benefits	5,245	4,763	482	10.1
Occupancy expenses	608	574	34	5.9
Equipment expenses	469	456	13	2.9
Advertising & marketing expenses	167	255	(88)	(34.5)
Computer software & data
processing expenses	757	716	41	5.7
Bank shares tax	364	224	140	62.5
Professional services	606	517	89	17.2
Other operating expenses	780	937	(157)	(16.8)
Total Operating Expenses	8,996	8,442	554	6.6

Salaries and employee benefits are the largest category of the Bank’s operating expenses, typically representing more than 55% of the total operating expenses.  For the three months and six months ended June 30, 2008, salary expense alone increased $166,000 or 9.3% and $333,000 or 9.4%, while benefit costs increased $62,000 or 10.3% and $149,000 or 12.3% compared to the same respective periods in 2007.   The hiring of additional staff is the predominate reason for the increase in salaries; however, normal salary raises also contributed to the increase.  The Bank’s number of full time equivalent employees rose from 191 as of June 2007 to 199 as of June 2008.

Benefit costs rose at a slightly faster pace than salaries due to higher insurance and pension costs.  Insurance costs include health, life and workers compensation.  Life insurance and workers compensation insurance costs grew at a faster pace than medical insurance costs, due to higher workers compensation claims and rate increases on the life insurance.  Life and workers compensation insurance increased $26,000 or 36.0% for the first six months of 2008, while medical insurance increased $36,000 or 6.8%.  Pension costs have risen faster than salary costs due to larger amounts of the workforce being eligible and fully vested in the pension plan and a low level of employee turnover.  Pension costs increased $22,000 or 19.4% and $40,000 or 17.8% for the quarter and six month periods ending June 30, 2008, as compared to the same periods of 2007.  The Bank strives to provide competitive compensation and benefits to attract and retain quality personnel, while maintaining the cost of salaries and benefits to approximately 55% of the total operating expenses.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

Occupancy expenses for the three and six months ended June 30, 2008, increased $28,000 or 10.1% and $34,000 or 5.9% over the same periods in 2007.  The increases were spread across all occupancy categories; however, real estate taxes and utilities were responsible for the majority of the increase.  Real estate taxes are higher due to additional Bank owned property and higher tax rates.  Real estate taxes were up $14,000 or 29.6%, and $25,000 or 26.1% for the quarter and six-month periods ending June 30, 2008, compared to the same prior year periods.  Utilities increased $9,000 or 11.1% and $15,000 or 8.2% as the cost of oil, electric, and natural gas service have all increased well beyond the rate of inflation.

Advertising and marketing expenses for the three and six months ended June 30, 2008, were $68,000 or 44.2% and $88,000 or 34.5% lower than the same periods in 2007.  The largest reductions have been in television advertising, with billboard and point of sale advertising also experiencing significant percentage reductions. Management is leveraging the television marketing campaign developed in 2007, without incurring the significant cost of developing new ads.  Additionally, billboard and point of sale advertising has been refined and has been conducted with more focus to segments of the Bank’s customers and prospective customers.  The public relations related advertising has not been reduced; therefore, it now averages approximately 30% of total advertising and marketing expenditures up from approximately 25% in 2007.  Management is planning on spending more advertising and marketing dollars in the second half of the year as the Bank prepares to open its eighth full service branch in Manheim, Pennsylvania in September of 2008.  As a result, advertising and marketing expenses are not expected to reflect as significant of declines by the end of the year.

Computer software and data processing expenses combined for the three and six months ended June 30, 2008, increased $16,000 or 4.5%, and $41,000 or 5.7%, over the same periods of 2007.  The computer software and data processing expenses are comprised of software amortization, software purchases, software maintenance agreements and STAR network processing fees.   These moderate increases were generally caused by higher STAR network fees and higher software maintenance fees.  STAR network fees grew $11,000 or 5.8%, and $19,000 or 4.9% for the three months and six month periods ending June 30 2008, compared to the same periods of 2007. STAR network fees are the fees paid to process all ATM and debit card transactions.  The STAR charges are based on a per transaction basis; therefore, as customers increase usage of their cards, the fee also increases.  Software maintenance fees were driven higher as a result of many first year renewals of software purchased in 2007.   Software was added in 2007 linking ATM and debit card processing to the Bank’s core processing on a real time basis.

Bank shares tax is a tax assessed on banks operating in the Commonwealth of Pennsylvania.  At the end of 2007, the Pennsylvania Department of Revenue made a significant policy change regarding shares previously exempt from the tax.  The tax was previously viewed to be a tax on the shareholders with an exemption allowed for charitable trust shares.  Effective January 1, 2008, the Department of Revenue has taken the position that the Bank Shares Tax is a tax on the Bank and not the shareholder.  Over 30% of the Bank’s issued and outstanding shares were previously exempt as charitable trust shares and now must be included in the shares tax calculation.  As a result, the Bank has had to significantly increase the accrual for shares tax expense, which began in the second quarter of 2008 after management evaluated and determined that no recourse was available to reduce this tax burden.  Management anticipates that the 2008 Bank shares tax expense for all of 2008 will be $728,000, which would be a $279,000 or a 62.1% increase over the $449,000 of Bank shares tax expense incurred during 2007.  Approximately $250,000 of the anticipated tax increase would be attributable to the States policy change.

Professional services include accounting and auditing, legal costs, Federal Reserve charges, courier services, pension and 401(K) administrative services, payroll procession charges, and student loan servicing, in addition to a multitude of smaller third party professional services.  Professional services grew significantly in the second quarter of 2008 as legal costs and shareholder expenses grew $21,000 or 123.5%, and $26,000 or 89.7%, respectively, over the same period of 2007, in connection with the formation of a Bank Holding Company.  The Bank Holding Company was approved by shareholders in April of 2008, regulatory bodies shortly thereafter, and became effective July 1, 2008.  Third party processing charges were also partially responsible for the increases in professional services, with a $6,000 increase for payroll processing, $9,000 increase for student loan processing, and $9,000 increase in trust department processing fees.  In addition to these third party increases, management entered into a large engagement with the Bank’s core processing vendor in March of 2008.  The engagement is to conduct a comprehensive business processing assessment that is expected to be performed over a six month period, which began in June of 2008.  Initial assessment services were performed during the second quarter with the main engagement beginning in the second quarter of 2008.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

Other operating expenses include all of the remainder of the Bank’s operating expenses.  Some of the larger items included in this category are:

•	Postage
•	FDIC insurance assessment
•	OCC assessment
•	General insurance
•	Director fees and expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses

Other operating expenses for the three and six months ended June 30, 2008, decreased $135,000 or 24.8% and $157,000 or 16.8% over the same periods in 2007.  The majority of this decrease is due to OREO expenses incurred in the second quarter 2007, for which there is no comparable activity in 2008.  A loss of $116,000 was recorded on an OREO property when the value was written down based on a sales agreement the Bank entered into.  The reduction in other operating expenses was also aided by a reduction in director fees and directors deferred compensation, which were lower by $21,000 and $22,000 for the three and six months ending June 30, 2008, compared to the same prior year periods, as there were less required deferred compensation payments in connection with previously deferred board pay.  The directors deferred compensation plan has not been available for new deferrals since 1999.  As a result, when annuity payment obligations are completed on present and past directors, the Bank’s payment stream is reduced. Other reductions in postage, other loan expenses, publications, dues and contributions, and general insurance also contributed to the reductions in other operating expenses, while an increase in the allowance for off balance sheet credits of $18,000 in the second quarter effected both the second quarter and year-to-date miscellaneous expense.

Income Taxes

The majority of the Bank’s income is taxed at a corporate rate of 34% for Federal income tax purposes.  Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities; therefore, the effective income tax rate for the Bank is lower than the stated tax rate.  The effective tax rate is calculated by dividing the Bank’s provision for income tax by the pretax income for the applicable period. The Bank’s provision for Federal income taxes is shown near the bottom of the Statement of Income found on page 5.

To increase financial performance, management had followed a strategy for over five years of increasing the amount of federal tax-free assets, which includes municipal bonds in the securities portfolio, tax-free loans, and BOLI.  By carrying a significant amount of tax-free assets management reduced the effective tax rate from over 24% in years prior to 2000, to less than 20% since 2002.  The effective tax rate dropped even lower to 13.1% in 2006 and 9.9% in 2007 as the amount of tax free assets remained level while the Bank’s pre-tax income declined by more than one-third from 2005 levels.

The combination of lower pre-tax income levels in 2006 and 2007, and maintaining roughly the same percentage of tax-free assets caused the Bank to be in an alternative minimum tax (AMT) position beginning in 2006.  The Bank was again subject to AMT tax in 2007, and projects to be subject to AMT at the end of 2008.  The amount of AMT paid is able to be carried forward as a credit against future tax when the Bank is no longer subject to AMT.  Because the Bank has been subject to AMT, the full tax-equivalent yield on tax-free assets is not being realized; therefore, management discontinued the purchasing of tax free municipal bonds and had been less aggressive in pricing tax free loans since 2007.

For the first six months of 2008, the Bank’s effective tax rate was 12.7%. Management anticipates the Bank’s effective tax rate will continue to increase for the remainder of the year as the Bank’s pre-tax income improves and as the amount of tax-free assets as a percentage of the balance sheet declines.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of the cash on hand in the Bank’s vaults, operational transaction accounts with the Federal Reserve Bank (“FRB”), and deposits in other banks.  The FRB requires the Bank to keep a specified amount of cash in its vaults and in the deposit accounts at the FRB.  Known as cash reserves, these funds provide for the daily clearing house activity of the Bank and, therefore, fluctuate based on the volume of each day’s transactions.  As of June 30, 2008, the Bank had $20.2 million in cash and cash equivalents, compared to $17.3 million and $20.8 million as of December 31, 2007, and June 30, 2007, respectively.  The cash and cash equivalents represent only one element of the Bank’s liquidity.  For further discussion on liquidity management see “Item 3.  Quantitative and Qualitative Disclosures about Market Risk.”

Securities Available for Sale

As of June 30, 2008, the Bank had $231.0 million of securities available for sale, which accounted for 34.0% of the Bank’s assets. Securities available for sale accounted for 30.4% and 30.1% of the Bank’s ending assets as of December 31, 2007, and March 31, 2007, respectively.  Based on ending balances, the securities portfolio grew $44.7 million or 24.0% since June 30, 2007, with $38.0 million of that growth occurring since December 31, 2007.

The Bank generally will invest any excess liquidity into securities, primarily fixed income bonds.  The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists the Bank’s management of both liquidity risk and interest rate risk.  In order to provide flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value.  Management adjusts the value of all the Bank’s securities on a monthly basis to fair market value as determined in accordance with FAS 115 Accounting for Certain Investments in Debt & Equity Securities and FAS 157 Fair Value Measurements. Management has the ability and intent to hold all debt securities until maturity; and therefore generally does not record impairment on the bonds that are currently valued below par.  Approximately 2.0% of the Bank’s securities portfolio is invested in equity securities.  Equity securities general pose a greater risk to loss of principal, as management no longer has the ability to hold these securities to a maturity date.  Any significant loss in fair market value could be permanent; therefore management does evaluate these securities for impairment on a quarterly basis. Refer to “Item 3 Quantitative and Qualitative Disclosures about Market Risk” for further discussion of risk strategies.

The composition of the Bank’s securities portfolio based on fair market value is shown in the following table.

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)
	Period Ending
	June 30, 2008		December 31, 2007		June 30, 2007
	$	%	$	%	$	%

U.S. treasuries & governmental agencies	53,158	23.0	47,599	24.7	45,458	24.4
Mortgage-backed securities	51,635	22.4	33,097	17.1	27,230	14.6
Collateralized mortgage obligations	37,043	16.0	36,833	19.1	32,214	17.3
Private label collateralized mortgage obligations	18,045	7.8	0	0.0	0	0.0
Corporate debt securities	12,885	5.6	11,507	6.0	10,449	5.6
Obligations of states and political subdivisions	54,351	23.5	60,422	31.3	62,648	33.6
Equity securities	3,904	1.7	3,502	1.8	8,328	4.5

Total securities	231,021	100.0	192,960	100.0	186,327	100.0

Each quarter management sets portfolio allocation guidelines and adjusts security portfolio strategy generally based upon the following factors:

•	Performance of the various instruments
•	Direction of interest rates
•	Slope of the yield curve
•	ALCO positions as to liquidity, interest rate risk, and net portfolio value

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

•	State of the economy and credit risk
•	Current tax position

At the beginning of the year, the Bank was able to utilize the positively sloped treasury curve to add higher yielding securities to the portfolio, increasing portfolio income from both a volume and rate standpoint.  This was done in part to offset the slower loan growth being experienced by the Bank.  The majority of growth occurred in government agency sponsored mortgage backed securities (MBS), private label mortgage backed securities (PCMO), and collateralized mortgage obligations (CMO). Although the specific structure of each of these types of instruments is slightly different, they have some common characteristics that make them appropriate for the Bank’s investment strategy. Mortgage backed securities in general match with the overall objectives of the securities strategy of providing:

•	a stable and reliable cash flow for liquidity
•	sufficient protection against credit risk with AAA rated security
•	strong income compared to other debt securities

Investment in a substantial amount of mortgage backed security types referred to above help management in maintaining a stable five year ladder of cash flows which assists with the Bank’s liquidity and interest rate risk position.  While cash flows coming off of mortgage back maturities do slow down and speed up as interest rates increase or decrease the overall effect on the portfolio is minimal and this cash flows act to soften the impact of other debt securities being called or maturing in their entirety.

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free securities that generally provide the highest yield in the Bank’s securities portfolio.  Recently the Bank has been in a tax position that requires the payment of the alternative minimum tax (AMT).  This means that relative to the Bank’s income the Bank has an excessive amount of tax free income that causes the federal taxable income to be below a minimal amount, therefore the Bank becomes subject to an alternative minimum tax.  Due to the Bank’s AMT tax position, management has determined that the size of the municipal bond holdings in relation to the rest of the securities portfolio should be decreased.  Sizable reductions in the Bank’s tax free assets and increased income would enable the Bank to avoid AMT in 2009, at which time the municipal bond portfolio would again be increased to take advantage of the higher yields.

The U.S. agency preferred stock securities and CRA fund are equity investments with no stated maturity.  This differs from the rest of the portfolio, which are debt securities and have stated maturity dates.  The preferred stock investments pay dividends based upon the two-year treasury rate, with a two-year reset, whereas the CRA fund pays monthly dividends. The U.S. agency preferred stock and CRA fund carry moderate risk including the possibility of principal losses.

The Bank purchased the preferred stock due to the fact that it carries a tax preferred status, which produces a higher yield. The Bank has reduced the book value amount of preferred stock it owns from $5.6 million as of June 30, 2007, to $1.5 million as of June 30, 2008.  All of the U.S. agency preferred stock the Bank currently owns is Fannie Mae preferred stock.  Management already took $222,000 of impairment associated with the Fannie Mae preferred stock in September of 2006. Both Fannie Mae and Freddie Mac are Government Sponsored Entities (GSE) that have performed poorly in the current mortgage crisis and their ongoing viability was in question before the U.S. Government took recent action to support the GSE’s with further capital injections.  The U.S. Government has also authorized the purchase of GSE stock in order to prevent any collapse of these companies and their collateral effects on the mortgage market.  As a result, the market pricing for the Fannie Mae preferred stock has been very volatile.  As of June 30, 2008 the Bank’s Fannie Mae preferred stock position was showing a $359,000 unrealized loss.  Management evaluates the Fannie Mae preferred stock position on an ongoing basis.  Management does have the ability to hold the preferred stock investment and it is the current position of management that more recent price declines are temporary and not permanent. U.S. government support of the GSE’s should stabilize and improve the fair market values of the preferred stock. The rate environment also affects the fair market value of the Fannie Mae preferred stock because the dividend is linked to the 2 year U.S. treasury yield and resets every two years, therefore higher interest rates result in better performance.  It is unlikely that management would purchase additional U.S. Agency Preferred Stock because of the poor past performance and volatility of the GSE preferred stocks, and also because the effective yield on the instruments is tax-advantaged, these instruments do not perform well when the Bank is in an AMT position.  Management has set a target price to sell the remaining U.S. agency preferred stock.

The Bank also owns an addition $3 million of book value of the Access Capital Community Investment Fund, which is a CRA equity fund.  The fund had a fair market value of $2,762,000 as of June 30, 2008.  Management continues to monitor the CRA fund for any impairment.  As of June 30, 2008, management believes the unrealized holding losses carried on the CRA fund to be temporary and not permanent.  The CRA fund is structured similar to a mutual fund where

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

dollars are invested in CRA qualifying pools of securitized assets.  Management has other investment options that can provide CRA credit including variable rate CRA bond funds that do not have fair value exposure that the equity funds do.  As a result management is currently evaluating other CRA investments in an effort to both assist with the Bank’s CRA compliance and the Bank’s securities performance.  The current guideline used by management for the amount to be invested in CRA approved investments is approximately 0.5% of the Bank’s assets.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment.  In terms of credit risk and impairment, management most closely watches the Bank’s U.S. agency preferred stock positions and the CRA fund since they do not have a stated maturity date. Corporate bonds and private mortgage backed securities have the most potential credit risk. As of June 30, 2008, all of the Bank’s private label mortgage backed securities were at or above the credit standards established by the regulators and the more stringent standards set by Bank policy. The Bank holds $12.8 million of corporate bonds, some of which are rated below the Bank’s initial purchase acceptable rating of Moody A3 or S&P A-, as stated in the Bank’s investment policy.  The corporate bond portfolio held by the Bank is relatively short, with a weighted average life of 1.9 years.  Management believes that there is little potential for loss from these securities; therefore, they were not considered impaired as of June 30, 2008.  The Board of Directors has approved management’s strategy of continuing to hold these securities until maturity. This decision was based upon management’s continued detailed analysis of these corporate bond holdings, including the most recent news on all of these entities.

Loans

The Bank had $386.8 million total outstanding loans as of June 30, 2008, a $11.0 million or 2.9% increase from June 30, 2007, and a $1.4 million or 0.4% increase from December 31, 2007. The following tables show the composition of the Bank’s loans as of June 30, 2008, December 31, 2007, and June 30, 2007.

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)
	June 30,	December 31,	June 30,
	2008	2007	2007
	$	$	$

Real Estate
Residential (a)	160,456	150,996	148,249
Commercial	128,835	131,297	126,910
Construction	15,836	16,960	14,453
Commercial	70,458	75,172	75,044
Consumer	10,907	10,896	11,222
	386,492	385,321	375,878

Less:
Deferred loan fees, net	318	322	324
Allowance for loan losses	4,033	3,682	3,539
Total net loans	382,141	381,317	372,015

(a)
Residential real estate loans do not include mortgage loans sold to and serviced for Fannie Mae.  These loans totaled $10,470,000 as June 30, 2008, $9,975,000 as of December 31, 2007, and $9,197,000 as of June 30, 2007.

Residential real estate loans consisting of first and second mortgages, and home equity loans comprise the largest portion of the Bank’s total loans.   The residential real estate category is consistently near 40% of the Bank’s total loans.  The balances in the real estate residential category grew $12.2 million or 8.2% from June 30, 2007, and $9.4 million or 6.2% from December 31, 2007.  The strong growth in the first six months of 2008 is indicative of mortgages with adjustable rates non-standard terms being refinanced into traditional fixed rate mortgages.  Additionally, given recent negative national events with regard to the mortgage industry, consumers are seeking local lenders to partner with for their financing needs.  Management believes that there may be a slowdown in the mortgage origination when the housing market and subprime situation begins to stabilize.

Home Equity loans have averaged from 25% to 30% of the Bank’s residential real estate loan portfolio. The use of home equity loans is motivated by the favorable tax treatment of real estate secured loans compared to unsecured loans.  More recently the higher percentage of home ownership along with recent gains in real estate valuations has made the home equity loan available to more borrowers.  Borrowers have become more financially astute and now look first at their home’s equity as the prime collateral to secure all types of borrowings, with many of these loans being used for purposes

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

other than home improvement.  For example, many middle-income parents will take out a home equity loan for college education costs, purchasing autos, recreational vehicles, or other non real estate improvement purposes.  With property values decreasing in recent months, many borrowers do not have as much equity to borrow against; therefore, the demand for home equity loans has decreased. It is anticipated that when property values recover this will again be a high growth segment of the loan portfolio.

Commercial real estate loan growth has essentially stagnated following years of robust growth. The Bank provides credit to many small and medium sized businesses.  The Bank’s market area is very diverse and generally has a healthy economic climate, however, when a national economic decline is substantial and ongoing, the local economy is impacted.  The national declines in housing, in terms of both valuation and building, have also impacted the Bank’s market area.  In addition, the recent spikes in energy prices have impacted both consumers and businesses alike.  Even local businesses are not likely to expand until some of the economic uncertainty is eliminated. The Bank continues to benefit from mergers in the market area by gaining new commercial customers who choose to leave their previous bank after it changes hands. The Bank maintains competitive rates on fixed term loans, as well as favorable terms, including few prepayment penalties and fees.

Consumer loans declined from $11.2 million as of June 30, 2007, to $10.9 million as of June 30, 2008.  Competition for consumer loans continues to increase as auto manufacturers provide attractive financing rates.  Additional it has become common for retail stores, appliance, furniture, and equipment manufacturers to provide their own financing.  The trend of using home equity loans to finance many consumer types of debt beyond home improvement loans has led to less consumer loans and more residential real estate loans.  Additionally, the increased use of credit cards diminishes the need for consumer loans.  The Bank did not experience any decline in consumer loans from December 31, 2007 until June 30, 2008 as many consumers needed to access all available credit as other sources of real estate secured credit were not available due to declines in collateral value.  Management anticipates that the need for unsecured credit will grow during this current credit crisis.

For information regarding how the length of the loan portfolio and its repricing affects interest rate risk please see “Item 3. Quantitative and Qualitative Disclosure about Market Risk.”

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

On June 30, 2008, the Bank had $1,859,000 of non-performing assets, compared to $1,598,000 and $1,091,000 as of December 31, 2007, and June 30, 2007, respectively.

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)
	June 30,	Dec. 31,	June 30,
	2008	2007	2007
	$	$	$

Non-accrual loans	683	425	-
Loans past due 90 days or more and still accruing	632	498	510
Troubled debt restructurings	24	-	-
Total non-performing loans	1,339	923	510

Other real estate owned	520	675	581

Total non-performing assets	1,859	1,598	1,091

Non-performing assets to net loans	0.49%	0.42%	0.29%

Loans past 90 days due and still accruing are comprised of loans from all categories in varying amounts.  The largest portion of the $632,000 balance is a home equity loan with a current balance of $492,000. The Bank is currently pursuing a deed in lieu of foreclosure on this property.  Management believes there may be a small loss associated with this loan as the Bank will likely list and sell the property in a declining real estate market.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

Non-accrual loans experienced increases of $261,000 and $768,000 from the December 31, 2007, and June 30, 2007, levels and were primarily responsible for the increases in total non-performing loans for the same respective periods. These increases resulted from the addition of several small business loans to non-accrual status.  Bank management has taken a proactive approach in managing the delinquent credits by placing business loans, including those well secured by real estate or other collateral on non-accrual status regardless of anticipated losses.  As of June 30, 2008, seven of the nine loans on non-accrual were to small businesses in amounts less than $40,000 each, for a combined total of $179,000.

One of the non-accrual loans for $400,000 has experienced payments in the current period; however, the loan was classified as doubtful in the fourth quarter of 2007 because it is unsecured and future performance of the loan based on the original terms was in question.  The borrower is in the real estate development industry, an industry that has experienced significant weakening since last summer. Management made the borrower aware of the need to either pledge collateral or pay off the loan.  It is anticipated that the loan will be paid off prior to the end of 2008 at no loss to the Bank.

The final loan on non-accrual in the amount of $104,000 is related to a business loan that is secured by a second lien on personal real estate.  The business has slowed and management determined that there could be some loss associated with the loan.  Payments continue to be made, and it is anticipated that the personal real estate will be refinanced to pay off the first lien holder and the Bank.

Two small business loans totaling $24,000 are under restructured terms as of June 30, 2008.  One loan for $23,000 was a line of credit which was restructured to a term loan.

As of June 30, 2008, the Bank held one OREO property, which is under an agreement of sale.  This is the second agreement of sale the Bank has negotiated on this property since late 2007.  In April 2008, the potential buyers, who had signed an agreement of sale in 2007, chose not to go to settlement, and as per the agreement of sale, the Bank was awarded the $62,500 non-refundable down payment.  As a result, the Bank placed the property up for sale again.  The Bank obtained a new agreement of sale in the second quarter of 2008 with a new party for the recorded value of the property.  Settlement is anticipated in the final quarter of 2008, pending the completion of a due-diligence period whereby the property meets all contingencies of the agreement.

Allowance for Loan Losses

The allowance for loan losses is established to cover any losses inherent in the loan portfolio.  Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for loan losses.  This calculation is based upon a systematic methodology for determining the allowance for loan losses in accordance with generally accepted accounting principles.  The calculation includes estimates and is based upon losses inherent in the loan portfolio.  The calculation, and detailed analysis supporting it, emphasizes delinquent and non-performing loans.  The allowance calculation includes specific provisions for non-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses.  Based on the quarterly loan loss calculation, management will adjust the provision to loan losses as necessary.  Changes to the allowance for loan losses during the year will generally be affected by three events:

•	Charge-off of loans considered not recoverable
•	Recovery of loans previously charged off
•	Provision for loan loss

The Allowance for Loan Losses Table below shows the activity in the allowance for loan losses for the six-month periods ended June 30, 2008, and 2007.  At the bottom of the table two benchmark percentages are shown.  The first is net charge-offs as a percentage of average loans outstanding for the year.  The second is the total allowance for loan losses as a percentage of total loans.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)
	Six Months Ended
	June 30,
	2008	2007
	$	$

Balance at January 1,	3,682	3,244
Loans charged off:
Real estate	-	-
Commercial and industrial	25	891
Consumer	46	87
Total charged off	71	978

Recoveries of loans previously charged off:
Real estate	-	-
Commercial and industrial	58	8
Consumer	15	29
Total recovered	73	37
Net loans charged off	(2)	941

Provision charged to operating expense	349	1,236

Balance at June 30,	4,033	3,539

Net charge-offs (reserves) as a %
of average total loans outstanding	0.00%	0.25%

Allowance at end of period as a % of total loans	1.04%	0.94%

Charge-offs for the first quarter of 2008 were $71,000 compared to $978,000 for the same period in 2007.  The charge-offs in the first six-months of 2008 represent a typical level of consumer loan and small business loan charge-offs that would result from management charging off unsecured debt over 90 days delinquent with little likelihood of recovery.  The significantly higher charge offs in 2007 were primarily the result of two commercial loans totaling $844,000 being charged off in the first quarter 2007 when the business ceased operations.  Through June 30, 2008, the Bank provided $349,000 to the allowance for loan losses, compared to $1,236,000 in the same period of 2007.  The provision is used to increase the allowance for loan losses at a pace similar to the growth of the loan portfolio. The additional provision in 2007 was to partially offset the reduction to the allowance for loan losses caused by the charge offs.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. The Bank typically maintains this percentage between 0.85% and 0.95%. The composition of the Bank’s loan portfolio has not changed materially from 2007 to 2008; however, management views the overall risk profile of the portfolio to be higher in 2008, as a result of more loans classified as substandard and special mention.  These classifications require larger provision amounts due to a higher potential risk of loss.  Management anticipates maintaining the allowance as a percentage of total loans above the target range for the foreseeable future.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Bank’s total loan portfolio that has been charged off during the period.  The Bank has historically experienced very low net charge-off percentages due to management’s strong credit practices. The 0.00% shown for the first six-months of 2008 represents recoveries in excess of charge-offs, which infrequently occurs.  In the first quarter of 2008, the Bank received a $50,000 legal recovery as part of an agreement involving several banks and a defaulting borrower related to the $844,000 of charge-off’s to a commercial borrower in the first quarter of 2007.  No further collections are expected regarding this commercial borrower.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $501,000 of 2.8% and $1,002,000 of 5.8% from December 31, 2007, and June 30, 2007, respectively. The increase is primarily related to the current construction of the Bank’s newest full-service branch, located in Manheim, Pennsylvania.  There was also a minimal increase related to the

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

completion of renovations on the existing drive-thru in Ephrata that occurred in September 2007.  It is anticipated that premises and equipment will increase further in 2008 as construction is completed for the Manheim branch.  The Bank continues to evaluate its current facilities and comprehensively plan for any future additions.  The increase in premises and equipment due to new investments was partially offset by annual depreciation.

Deposits

The Bank’s total deposits increased $37.9 million or 8.0% from June 30, 2007, to June 30, 2008.  Total deposits increased $30.4 million or 6.3% from December 31, 2007, to June 30, 2008.  The following tables illustrate the Bank’s level of deposits as of June 30, 2008, compared to December 31, 2007, and June 30, 2007 respectively.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2008	2007	2007
	$	$	$

Non-interest bearing demand deposits	111,715	107,839	99,575
NOW accounts	66,755	61,345	59,200
Money market deposit accounts	35,871	39,474	38,918
Savings deposits	75,249	67,344	70,769
Time deposits	212,174	193,880	193,772
Brokered time deposits	7,346	8,844	9,005
Total deposits	509,110	478,726	471,239

Customer deposits continue to be the Bank’s primary source of funds.  The Bank has historically benefited from a stable deposit base with a large portion of the total deposits consisting of non-interest bearing demand deposit accounts and interest bearing and savings accounts.  In addition to these two deposit types; management also considers interest-bearing NOW and MMDA accounts to be part of the Bank’s core deposits.

The growth and mix of deposits is often driven by several factors including:
•	Convenience and service provided
•	Fees
•	Permanence of the institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to competitor rates

The Bank’s core deposits grew $13.6 million and $21.1 million since December 31 and June 30, 2007, respectively. The Bank has benefited from the recent changes in several of the above factors in the local market. In the past year, two mergers have been announced that directly effect our competition. One of the mergers is completed and the other one is due to occur in the third quarter.  As a result, many customers moved their deposits to Ephrata National after becoming dissatisfied with new fee structures and concerns about services provided by the new institution. Management recognizes that while the local mergers have benefited the Bank’s deposit growth, it is not typical growth and is likely to be short lived.  Management does anticipate with the opening of a new branch in the third quarter that Bank will gain additional growth in core deposits from the new market area.

Time deposits are typically a more rate sensitive product making it a less reliable source of funding.  Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. Due to current adequate funding levels from all sources, the Bank’s recent time deposit strategy has been to offer rates that meet or slightly exceed the average rates offered by the local competing banks.  The Bank did benefit earlier in the year when consumers were highly concerned with a declining stock market and the time deposit rates of the Bank compared very favorably to local competition.  Even though time deposits will likely not provide equity like returns over the long-term, they are a safe investment with FDIC coverage to insure no loss of principal below $100,000.

This favorable environment was responsible for generated the $18.3 million or 9.4% grow in time deposits that occurred between December 31, 2007, and June 30, 2008.  Nearly all of this growth occurred in the first quarter of 2008.  The majority of the growth has been in terms less than 18 months, which have lower rates, indicating that customers are not

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

looking for long-term investments with the best return, but a temporary safe investment. Management expects that when equity investments begin to rebound in performance there will be a reduction in the Bank’s time deposits.

Subsequent to March 31, 2008, management has taken a more conservative pricing approach to time deposits and has been able to hold the levels reached in the first quarter but not grow beyond them.  If the economic environment improves and loan demand begins to grow it would be anticipated that management would return to the normal time deposit pricing approach.

For more details regarding how the length of the deposit portfolio and its repricing affects interest rate risk please see “Item 3. Quantitative and Qualitative Disclosure about Market Risk.”

Borrowings

Total borrowings were $97.0 million, $82.1 million and $77.5 million as of June 30, 2008, December 31, 2007, and June 30, 2007, respectively.  The Bank was not borrowing overnight funds as of June 30, 2008, and 2007, but was borrowing $100,000 as of December 31, 2007.  These short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy, and therefore, they fluctuate more rapidly.

Long-term borrowings increased $15.0 million and $19.5 million from December 31, 2007, and June 30, 2007, respectively to June 30, 2008. The Bank uses two main sources for long-term borrowings:  the Federal Home Loan Bank (“FHLB”) and repurchase agreements through brokers or correspondent banks.  Both of these types of borrowings are used as a secondary source of funding, and importantly, to mitigate interest rate risk.  Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

The Bank’s borrowings with FHLB are primarily fixed rate loans.   The $10 million of new advances obtained in the first quarter of 2008 were all fixed rate advances with no call provisions.  The Bank also occasionally uses convertible select loans that give advantageous pricing compared to fixed rate loans; however they also have additional risk due to a call feature being included on the loan.  The call feature may be based on a time requirement or a specific rate requirement.  The Bank held $25.0 million of convertible select loans on June 30, 2008, and December 31, 2007, compared to $20.0 million as of June 30, 2007.  Management monitors the amount of convertible select loans that could be called in any one year to ensure the Bank does not have a concentrated amount of call risk in any one year.

As of June 30, 2008 the Bank held $25.0 million of repurchase borrowings compared to $20.0 million as of December 31, 2007, and $10.0 million as of June 30, 2008.  Repurchase agreements are designed whereby a loan is obtained by pledging individual securities from the securities portfolio as collateral.  When the loan is paid off the collateral is returned.  Like FHLB convertible select loans, repurchase agreements can carry more risk than fixed rate funding if there are call provisions; however, the Bank entered repurchase agreements where rate caps were purchased to provide specific interest rate risk protection.   The interest rate on this type of borrowing is generally more favorable than long-term fixed rates and therefore assists the Bank in increasing net interest margin.  In all cases the rate advantage of callable borrowing structures is weighed against any additional interest rate risk exposure assumed compared to non-callable borrowing structures.  Management views repurchase agreement transactions as a diversification of funding outside of the FHLB, because principally the same funding structures can be obtained as those available through the FHLB.

In order to limit the Bank’s exposure and reliance to a single funding source, the Bank’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of the Bank’s asset size.  As of June 30, 2008, the Bank was within this policy guideline at 10.6% of asset size with $72.0 million of total FHLB borrowings.   The Bank also has a policy that limits total borrowing from all sources to the 150% of the Bank’s capital.  As of June 30, 2008, total borrowings from all sources amounted to 142.4% of the Bank’s capital.  The Bank has maintained FHLB borrowings and total borrowings within these limits in the first six months of 2008 and throughout 2007.  The Bank continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $225.9 million.  The Bank’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

Stockholders’ Equity

Federal Regulatory authorities require banks to meet minimum capital levels.  The Bank maintains capital ratios well above those minimum levels and higher than the Bank’s peer group average.  The risk-weighted capital ratios are calculated by dividing capital by the risk-weighted assets.  Regulatory guidelines determine the risk-weighted assets by assigning assets to one of four risk-weighted categories.  The calculation of Tier I Capital to Risk Weighted Average Assets includes a reduction to capital for the Allowance for Loan Losses, thereby making this ratio lower than the Total Capital to Risk-Weighted Assets ratio.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following table reflects the Bank’s capital ratios compared to the regulatory capital requirements.

Regulatory Capital Ratios	Capital Ratios		Regulatory Requirements
	As of	As of
	June 30,	June 30,	Adequately	Well
	2008	2007	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets	17.0%	17.0%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	16.1%	16.1%	4.0%	6.0%
Tier I Capital to Average Assets	10.4%	10.9%	4.0%	5.0%

The high level of capital maintained by the Bank provides a greater degree of financial soundness as well as acting as a non-interest bearing source of funds.  A high level of capital also makes it more difficult for the Bank to achieve a high return on average equity, which is a benchmark of shareholder return.

The Bank’s capital is affected by earnings, the payment of dividends, changes in accumulated comprehensive income or loss, and equity transactions.

Total dividends paid to shareholders for the six months ended June 30, 2008, were $1,776,000 or $0.62 per share, compared to $1,711,000 or $0.60 per share paid to shareholders during the same period in 2007.  The Bank uses current earnings and available retained earnings to pay dividends.  The Bank’s current capital plan calls for management to maintain Tier I Capital between 9.0% and 12% and includes maintaining a dividend payout ratio above 40%.  Through June 30, 2007, the dividend payout ratio was 62.88%.  Management anticipates that the payout ratio for the year 2008 will decline to under 60% by year-end.

The amount of unrealized gain or loss on the Bank’s securities portfolio is reflected, net of tax, as an adjustment to capital, as required by Statement of Financial Accounting Standards No. 115.   This is recorded as accumulated other comprehensive income in the capital section of the Bank’s balance sheet.  An unrealized gain increases the Bank’s capital while an unrealized loss reduces the Bank’s capital.  This requirement takes the position that if the Bank liquidated at the end of each period, the current unrealized gain or loss of the securities portfolio would directly impact the Bank’s capital.  As of June 30, 2008, the Bank showed unrealized loss, net of tax, of $2,108,000, compared to unrealized losses of $181,000 on December 31, 2007, and $2,098,000 on June 30, 2007.  The changes in unrealized losses are due to normal changes in market valuations as a result of interest rate movements.

At the close of the period ended June 30, 2008, the Bank retired the 130,443 shares of treasury stock held as a result of previous stock purchase plans, less shares utilized for the Bank’s Employee Stock Purchase Plan and Dividend Reinvestment Plan.  The retirement of treasury shares was required as part of the formation of ENB Financial Corp.  This change did not change the dollar amount of capital; it simply reclassified the balance of treasury stock through the common stock and capital surplus accounts.

Off Balance Sheet Arrangements

In the normal course of business, the Bank typically has off balance sheet arrangements related to loan funding commitments.  These arrangements may impact the Bank’s financial condition and liquidity if all these arrangements were to be exercised within a short period of time.  As discussed in the liquidity section to follow, the Bank has in place sufficient sources of liquidity to meet these obligations. The following table presents information on the commitments by the Bank as of June 30, 2008.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

June 30,
2008
$
Commitments to extend credit:
Revolving home equity	14,341
Construction loans	13,506
Real estate loans	6,886
Business loans	44,197
Consumer loans	3,595
Other	2,857
Standby letters of credit	14,070

Total	99,452

A construction contract for a new branch located in Manheim, Pennsylvania, was entered into during the fourth quarter of 2007.  Previous contracts related to design and land development of the branch have been fully paid.  The construction contract calls for the branch to be completed at a cost of $2.1 million.  Actual construction of the Branch began in April 2008. Through June 30, 2008, $715,000 of construction costs have been paid against the $2.1 million contract.  The branch is expected to be completed by September of 2008.

Management signed a contract in March of 2008 with the Bank’s core processing vendor to conduct a comprehensive business processing assessment that is expected to be conducted over a six month period beginning in June of 2008 with benefits to be realized both immediately and over time.  The goal of the business processing assessment is to obtain: 1) operational cost savings in terms of increased efficiency and lower overhead, and 2) revenue enhancements, which would more than double the total fees paid to the Bank’s core processor.  The end result of the assessment is to be a more efficient organization that provides better customer service, at increased levels of profitability, for years to come.  The fees related to the engagement will vary according to whether the engagement expands or contracts in scope.  The pretax impact of the business processing assessment is expected to have a negative impact to 2008 income in the amount of $150,000, with the 2009 impact expected to be accretive to pretax income by approximately $500,000.

Index

ENB FINANCIAL CORP

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the Bank is subject to three primary risks:

•	Credit risk
•	Liquidity risk
•	Interest rate risk

The Board of Directors has established an Asset Liability Management Committee to measure, monitor and manage the Bank’s three primary risks.  Interest rate risk is further broken down into two components of Interest Rate Sensitivity Analysis and Net Portfolio Value Analysis.  The Bank’s Asset Liability Management Policy establishes guidelines for all of these primary risks as well as other financial performance measurements with target ranges. The asset-liability goals and guidelines are consistent with the Bank’s Strategic Plan goals.

Credit Risk

For discussion on credit risk refer to the sections in Item 2. Management’s Discussion and Analysis, on securities, non-performing assets and allowance for loan losses.

Liquidity Risk

Liquidity refers to having an adequate supply of cash, or cash equivalents, available to meet business needs.  Financial institutions must ensure that there is adequate liquidity to meet a variety of funding needs, at a minimal cost.  Minimal cost is a crucial element of effective liquidity management.  For example, if a financial institution is required to take significant action to obtain a large amount of expensive funds to gain liquidity, it has generally not planned properly for its liquidity needs.  There is always the possibility that unusual economic events may cause the Bank to have periods of low or high liquidity.   Management has a multi-layered approach to gain liquidity should the need arise.  Funding new loans and covering deposit withdrawals are the primary liquidity needs of the Bank.  The Bank uses a variety of funding sources to meet liquidity needs, such as:

•	Deposits
•	Loan repayments
•	Maturities and sales of securities
•	Short-term borrowings from correspondent banks
•	Borrowings from FHLB
•	Repurchase agreements
•	Brokered Certificates of Deposit
•	Current earnings

As noted in the discussion on deposits, the Bank’s customers have historically provided a reliable and steadily increasing source of funds liquidity.  The Bank also has in place relationships with other banking institutions for the purpose of buying and selling Federal funds.  The lines of credit with these institutions provide the Bank with immediate sources of additional liquidity.  The Bank currently has unsecured lines of credit totaling $23 million.  An additional $2.0 million would be available upon pledging of sufficient collateral.  This does not include amounts the Bank can draw upon from member banks such as the Federal Reserve Discount Window and the FHLB and Atlantic Central Bankers Bank.

The Bank uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods.  The Bank monitors six-month, one-year, three-year, and five-year cumulative gaps to determine liquidity risk.  The Bank was within all GAP guidelines as of June 30, 2008. Management expects all GAP ratios to remain within policy limits for the remainder of the year.

Interest Rate Risk

The Bank focuses on two tools for measuring interest rate risk:

•	Changes in net interest income
•	Changes in net portfolio value

Index

ENB FINANCIAL CORP

The Bank uses financial modeling to forecast earnings and fair value under different interest rate projections.  The results obtained through the use of forecasting models are based on a variety of factors.  Both earning and fair value forecasts make use of the maturity and repricing schedules to determine the changes to the Bank’s balance sheet over the course of time.  Additionally, there are many assumptions that factor into the results.  These assumptions include, but are not limited to, the following:

•	Projected interest rates
•	Timing of interest rate changes
•	Prepayment speeds on the loans held and mortgage backed securities
•	Anticipated calls on financial instruments with call options
•	Deposit and loan balance fluctuations
•	Economic conditions
•	Consumer reaction to interest rate changes

Each month, new financial information is supplied to the model and new forecasts are generated. The model has the ability to automatically revise growth rates for assets and liabilities, and reinvestment rates for interest earning and bearing funds based on a databank of historical financial information and key interest rates that the model retains.  Bank personnel perform an in depth annual validation and quarterly review of the settings and assumptions used in the model to ensure reliability of the forecast results.  The Bank also performs back testing to ensure the validity of the assumptions in the model.  Both the validation and back testing indicate that to the model assumptions are reliable.

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation the Bank would experience over one year assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk.  The Bank has historically been liability sensitive; meaning that as interest rates go up, the Bank would likely make less income due to sharper increases in the cost of funds than increases in asset yield. Likewise, if rates go down, the Bank would see sharper reductions in the cost of funds then decreases to asset yield, causing an increase to net income.

The analysis projects the net interest income expected in seven different rate scenarios on a one-year time horizon.  The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, or 300 basis points, or decrease 100, 200, or 300 basis points.  As of June 30, 2008, the Bank was within guidelines for all scenarios

Under all the rates down scenarios of 100, 200, and 300 basis points, the Bank’s net interest income decreases as managements loses the ability to gain sufficient cost savings on deposits, as interest bearing demand deposits and savings accounts would not be able to reprice to zero or below.  At this point in the rate cycle, only a rates down 100 basis points scenario would be realistically possible.  The Bank’s ALCO does plan in the event the economic situation does further deteriorate, and the Federal Reserve actually would reduce rates another 100 basis points.  Management does not view the rates down 200 and 300 basis points as likely scenarios given the current economic conditions.  Additionally, for the rates up scenarios of 100, 200 and 300 basis points, the Bank’s net interest income decreases slightly compared to the rates unchanged scenario.  Unlike the rates down scenarios, the amount negative impact of rising rates is very minimal and the larger rate movements do not get progressively worse.  The rates up 200 and 300 show slight improvements over the rates up 100 basis points.  The limited negative impact of higher rates is because the impact of assets repricing to higher rates nearly offsets the normal liability sensitivity of the Bank, where a larger amount of liabilities reprice than assets.  In the rates up scenarios, all of the Bank’s variable rate loans reprice higher by the full amount of the Federal Reserve’s action whereby management is generally able to limit the amount of liability repricing to a fraction of the rate increase.  Management does not expect the Bank’s exposure to interest rate changes to increase or change significantly over the next twelve months.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk.  The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates.  The calculation of net portfolio value discounts future cash flows to the present value based on current market rates.  The changes in net portfolio value estimates the gain or loss that would occur to the Bank’s market sensitive instruments given a sustained interest rate increase or decrease in the same seven scenarios mentioned under interest rate sensitivity.  As of June 30, 2008, the Bank was within guideline for all scenarios.  The weakness in this analysis is that it assumes liquidation of the Bank rather than as a going concern.  For that reason, it is considered a secondary measurement of interest rate risk to interest rate sensitivity discussed above.

Index

ENB FINANCIAL CORP

Management reviews the Asset Liability results monthly with strategic decisions being made at a quarterly meeting.  The Bank’s Asset Liability Committee will typically meet on a monthly basis or more frequently to make interest rate pricing decisions for both loans and deposits.

The Asset Liability Committee continues to follow a strategy designed to mitigate interest rate risk based on the Bank’s current balance sheet structure.  Essentially, through pricing and purchasing decisions, the Bank focuses on shortening assets and lengthening liabilities.  The strategy calls for:

Assets management
•	Increasing the amount of prime based lending
•	Pricing to encourage short term loans
•	Reducing the length of the Bank’s securities portfolio

Liabilities management
•	Promoting core deposits such as checking and savings, which function to lengthen liabilities
•	Increasing long-term fixed rate borrowings or borrowings with lock out periods
•	Pricing time deposits to encourage longer terms

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Bank’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Bank’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Bank’s disclosure controls and procedures as of June 30, 2008, are effective in timely alerting them to material information relating to the Bank required to be in the Bank’s periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

There have been no changes in the Bank’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 4T.  Controls and Procedures

The information in Item 4 above is incorporated herein by reference.

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION
June 30, 2008

Item 1.  Legal Proceedings

Management is not aware of any litigation that would have a material adverse effect on the financial position of the Bank.  There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or the Bank.  In addition, no material proceedings are pending, are known to be threatened, or contemplated against the Corporation or the Bank by governmental authorities.

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock and the Corporation’s industry.  There have not been any material changes in the primary risks since the December 31, 2007, Form 10-K.  Additionally, no new risks have been identified since the last Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds – Nothing to Report

Item 3.  Defaults Upon Senior Securities – Nothing to Report

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	An annual meeting of shareholders of the Bank was held April 15, 2008.

(b) - (c) Four matters were voted upon, as follows:

(1)	The shareholders approved the proposal to fix the number of directors to be elected at nine, with 2,460,874 votes cast “For”, 39,513 votes cast “Against”, 11,452 votes “Abstained”.

(2)	The shareholders approved the election of nine directors to serve for a one-year term.

	Votes	Votes
	Cast	Cast
Director	“For”	“Withheld”

Paul W. Brubaker	2,475,726	36,113
Aaron L. Groff, Jr.	2,476,242	35,597
Willis R. Lefever	2,483,242	28,597
Donald Z. Musser	2,483,589	28,250
Bonnie R. Sharp	2,484,335	27,504
J. Harold Summers	2,483,019	28,820
Mark C. Wagner	2,484,335	27,504
Paul M. Zimmerman, Jr.	2,483,242	28,597
Thomas H. Zinn	2,481,580	30,259

(3)
The shareholders approved the adoption plan of reorganization and agreement and plan of merger to form the holding company with 2,201,397 votes cast “For,” 49, 683 votes cast “Against”, 5,919 votes cast “Abstained”, and 258,540 votes cast  “Broker Non-Votes”.

(4)
The shareholders approved the proposal to adjourn or postpone the annual meeting, if more time is needed to solicit additional votes, with 2,396,399 votes cast “For”, 61,331 votes cast “Against”, and 54,109 votes cast for “Abstain.”

(d)	Nothing to Report

Item 5.  Other Information – Nothing to Report

Index

Item 6.  Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Association of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement	40

10.2	2001 Employee Stock Purchase Plan	***

11	Statement re computation of per share earnings	4
	(Included on page 4 herein)

31.1	Section 302 Chief Executive Officer Certification	44

31.2	Section 302 Principal Financial Officer Certification	45

32.1	Section 1350 Chief Executive Officer Certification	46

32.2	Section 1350 Principal Financial Officer Certification	47

*	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.

**	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 9, 2008.

***	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.

Index

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENB FINANCIAL CORP
(Registrant)

Dated: August 12, 2008	By	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
President & CEO

Dated: August 12, 2008	By	/s/ Scott E. Lied
Scott E. Lied, CPA
Senior Vice President,
Chief Financial Officer

Index

ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to the Form 8-K 12g3 filed with the SEC on July 1, 2008.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to the Form 8-K filed with the SEC on July 9, 2008.)
10.1	Form of Deferred Income Agreement. (Filed with this 10-Q)	Page 40
10.2	2001 Employee Stock Purchase Plan
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 44
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 45
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 46
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 47