Form 10-Q
period 2008-09-30
ENB Financial Corp
filed 2008-11-14
CIK 1437479

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 7, 2008, the Bank had 2,850,423 shares of $0.20 (par) Common Stock outstanding.

Index

ENB FINANCIAL CORP
INDEX TO FORM 10-Q
September 30, 2008

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENB Financial Corp
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,	September 30,
	2008	2007	2007
(Dollars in thousands, except share data)	$	$	$
ASSETS
Cash and due from banks	18,007	17,201	15,117
Intererest-bearing deposits in other banks	109	96	236

Total cash and cash equivalents	18,116	17,297	15,353

Securities available for sale (at fair value)	219,911	192,960	191,467

Loans held for sale	-	365	97

Loans (net of unearned income)	397,384	384,999	385,561

Less: Allowance for loan losses	4,054	3,682	3,588

Net loans	393,330	381,317	381,973

Premises and equipment	19,845	17,810	17,800

Regulatory stock	4,927	4,111	4,167

Bank owned life insurance	14,383	13,871	13,663

Other assets	7,813	6,031	6,614

Total assets	678,325	633,762	631,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	111,930	107,839	105,424
Interest-bearing	398,653	370,887	367,871

Total deposits	510,583	478,726	473,295

Short-term borrowings	4,125	100	1,300
Long-term debt	92,000	82,000	84,500
Other liabilities	4,645	4,114	4,500

Total liabilities	611,353	564,940	563,595

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,856,423
(3,000,000 Issued and 2,861,854 and 2,858,217 Outstanding
as of 12-31-07 and 9-30-07)	574	600	600
Capital surplus	4,457	4,502	4,518
Retained Earnings	64,586	68,158	67,617
Accumulated other comprehensive loss, net of tax	(2,306)	(181)	(827)
Less: Treasury stock shares at cost 13,134 (138,146 shares
as of 12-31-07 and 141,783 shares as of 9-30-07)	(339)	(4,257)	(4,369)

Total stockholders' equity	66,972	68,822	67,539

Total liabilities and stockholders' equity	678,325	633,762	631,134

See Unaudited Notes to the Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statement of Income (Unaudited)
Periods Ended September 30, 2008 and 2007

	Three Months		Nine Months
	2008	2007	2008	2007
(Dollars in thousands, except share data)	$	$	$	$
Interest and dividend income:

Interest and fees on loans	5,905	6,246	17,860	18,352
Interest on securities available for sale
Taxable	2,284	1,412	6,142	4,266
Tax-exempt	549	675	1,795	2,052
Interest on federal funds sold	1	106	26	206
Interest on deposits at other banks	1	4	4	10
Dividend income	78	95	244	280

Total interest and dividend income	8,818	8,538	26,071	25,166

Interest expense:
Interest on deposits	2,546	2,769	7,924	8,305
Interest on short-term borrowings	29	6	49	51
Interest on long-term debt	1,050	951	3,045	2,594

Total interest expense	3,625	3,726	11,018	10,950

Net interest income	5,193	4,812	15,053	14,216

Provision for loan losses	170	90	519	1,326

Net interest income after provision for loan losses	5,023	4,722	14,534	12,890

Other income:
Trust and investment services income	196	214	731	705
Service fees	539	424	1,422	1,245
Commissions	343	295	987	822
Gains (losses) on securities transactions, net	(873)	170	(761)	168
Gains on sale of mortgages	27	30	102	91
Earnings on bank owned life insurance	161	135	464	310
Other .	48	36	215	253
Total other income	441	1,304	3,160	3,594

Operating expenses:
Salaries and employee benefits	2,654	2,405	7,899	7,168
Occupancy	311	298	919	872
Equipment	223	209	692	665
Advertising & marketing	80	60	247	315
Computer software & data processing	355	317	1,112	1,033
Bank shares tax	181	111	545	335
Professional services	526	210	1,132	727
Other	657	444	1,437	1,381

Total operating expenses	4,987	4,054	13,983	12,496

Income before income taxes	477	1,972	3,711	3,988

Provision for federal income taxes	212	328	623	351

Net income	265	1,644	3,088	3,637

Earnings per share of common stock	0.09	0.58	1.08	1.27

Cash dividends paid per share	0.31	0.30	0.93	0.90

Weighted average shares outstanding	2,866,218	2,855,724	2,864,737	2,852,982

See Unaudited Notes to the Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statement of Comprehensive Income (Unaudited)
Periods Ended September 30, 2008 and 2007

	Three Months		Nine Months
	2008	2007	2008	2007
(Dollars in thousands)	$	$	$	$

Net income	265	1,644	3,088	3,637

Other comprehensive income (loss) arising during the period	(1,173)	2,096	(3,981)	553

Reclassification adjustment for (gains) losses realized in income	873	(170)	761	(168)

Other comprehensive income (loss) before tax	(300)	1,926	(3,220)	385

Income taxes (benefit) related to comprehensive income (loss)	(102)	655	(1,095)	131

Other comprehensive income (loss)	(198)	1,271	(2,125)	254

Comprehensive income	67	2,915	963	3,891

See Unaudited Notes to the Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statement of Cash Flows (Unaudited)
Periods Ended September 30, 2008 and 2007

	Nine Months
	2008	2007
(DOLLARS IN THOUSANDS)	$	$
Cash flows from operating activities:

Net income	3,088	3,637
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities and loan fees	258	376
(Increase) in interest receivable	(157)	(261)
Increase in interest payable	84	213
Provision for loan losses	519	1,326
(Gains) losses on securities transactions, net	761	(168)
Gains on sale of mortgages	(102)	(91)
Loans originated for sale	(1,836)	(644)
Proceeds from sales of loans	2,304	1,162
Earnings on bank owned life insurance	(464)	(310)
Losses on sale of other real estate owned	6	-
Depreciation of premises and equipment and amortization of software	901	848
Deferred income tax benefit	19	(233)
Other assets and other liabilities, net	75	(19)

Net cash provided by operating activities	5,456	5,836

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	48,580	16,010
Proceeds from sales	26,795	7,670
Purchases	(106,609)	(23,452)
Proceeds from sale of other real estate owned	149	0
Purchase of regulatory bank stock	(815)	(664)
Redemptions of regulatory bank stock	0	614
Purchase of bank owned life insurance	(48)	(5,062)
Net increase in loans	(12,490)	(20,624)
Purchase of premises and equipment	(2,827)	(1,699)
Purchase of computer software	(442)	(69)
Net cash used in investing activities	(47,707)	(27,276)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	8,972	11,211
Net increase (decrease) in time deposits	22,885	(7,175)
Net increase in short term borrowings	4,025	100
Proceeds from long-term debt	15,000	18,500
Repayments of long-term debt	(5,000)	-
Dividends paid	(2,665)	(2,568)
Treasury stock sold & common stock issued	279	258
Treasury stock purchased	(426)	-

Net cash provided by financing activities	43,070	20,326

Net increase in cash and cash equivalents	819	(1,114)

Cash and cash equivalents at beginning of year	17,297	16,467

Cash and cash equivalents at end of period	18,116	15,353

Supplemental disclosures of cash flow information:
Interest paid	10,934	10,737
Income taxes paid	920	525

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

ENB Financial Corp (the “Corporation”) is the successor issuer of the Ephrata National Bank (the “Bank”).  On July 1, 2008, ENB Financial Corp became the bank holding company for Ephrata National Bank, which is now a wholly owned subsidiary of ENB Financial Corp.  This Form 10-Q, for the third quarter of 2008, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in The Ephrata National Bank’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The following table presents information about the Corporation’s securities measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

Fair Value Measurements Utilized for the Corporation’s Securities:

Dollars in Thousands	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance as of September 30, 2008
Securities available-for-sale	$2,766	$217,145	$219,911

As required by FASB No. 157, each financial asset and liability must be identified as having been valued according to specified level of input, 1, 2 or 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability.  Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

As of September 30, 2008, the Corporation did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the

Index

ENB FINANCIAL CORP

appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of September 30, 2008, all of the financial assets measured at fair value utilized the market approach.

3.	Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying financial statements.  These commitments include firm commitments to extend credit, unused lines of credit and open letters of credit.  As of September 30, 2008, firm loan commitments were $6.4 million, unused lines of credit were $80.6 million, and open letters of credit were $15.2 million.  The total of these commitments was $102.2 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments.  The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

The construction of the Corporation’s newest branch office located in Penn Township, Lancaster County, was completed in September 2008.  As of September 30, 2008 less than $150,000 of the $2.1 million construction contract for the branch remained to be paid.  This contract is expected to be fully paid in November of 2008.

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

Index

ENB FINANCIAL CORP

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

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.  This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset.  The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years.  The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset does not Exist.   This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

The FASB and SEC have issued a number of other accounting rules during late 2007 and throughout 2008.  These additional promulgations have no relevance to the business operations of the Bank, and therefore, will not have an impact on the Company’s financial reporting.

5.      Subsequent Events

Subsequent to September 30, 2008, but prior to the filing of this report, the Corporation conducted a workforce realignment which involved a complete reorganization of management and employees.  On November 5, 2008, the Corporation filed a Form 8-K announcing one-time charge of $1,222,000 in connection with 35 employees exercising a voluntary early separation package offered as part of the work force realignment.  The work force realignment will result in a reduction of approximately 25 full-time equivalents (FTE) employees.  The reduction in FTE’s is expected to be realized over a six-month period.  The work force realignment is one element of a larger business process improvement engagement that the Corporation has entered into with the consulting division of the Bank’s core processor in early 2008.

The $1,222,000 charge will be recorded as salary and benefit costs in the fourth quarter of 2008, with an offsetting liability reflecting the Corporation’s future obligation.  As salary and benefit costs are paid out over the remainder of 2008, 2009, and into 2010, they will not impact earnings, but will reduce the Corporation’s obligation.  As a result of this one-time charge, total salary and benefit costs are expected to decline in 2009.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 1, 2008, the Ephrata National Bank (the “Bank”) completed its reorganization as a wholly owned subsidiary of ENB Financial Corp (the “Corporation”).  Effective on July 1, 2008, the Corporation owns all shares of the Bank.  Shareholders who previously owned shares of the Bank will own the equivalent amount of shares of ENB Financial Corp, upon conversion of those shares.

The following discussion and analysis represents management’s view of the financial condition and results of the Corporation.  This discussion and analysis should be read in conjunction with the financial statements and other financial schedules included in this quarterly report and in conjunction with the 2007 Annual Report to Shareholders of the Bank. The financial condition and results presented are not indicative of future performance.

The information contained in this interim report is unaudited.  In the opinion of management, the financial information presented along with Management’s Discussion and Analysis reflects all adjustments necessary to present fairly the financial condition and results of operations for the reported periods.  Any adjustments made were of a normal, recurring nature.

The financial condition and results of operation for the period ended September 30, 2008, reflect the consolidated operations and results of the Corporation.

Forward-Looking Statements

The U.S. Private Securities Litigation Reform Act of 1995 provides safe harbor in regard to the inclusion of forward-looking statements in this document and documents incorporated by reference.  Forward-looking statements pertain to possible or assumed future results that are made using current information.  These forward-looking statements are generally identified when terms such as; “believe,” “estimate,” “anticipate,”  “expect,” “project,” “forecast” and other similar wording are used.  The readers of this report should take into consideration that these forward-looking statements represent management’s expectations as to future financial performance, or the likelihood that certain events will or will not occur.  Due to the very nature of estimates or predictions, these forward-looking statements should not be construed to be indicative of actual future results.    Additionally, management may change estimates of future performance, or the likelihood of future events, as additional information is obtained.  This document may also address financial targets or goals that management is striving to reach but these targets or goals should not be used to predict future results.

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

Readers should be aware that if any of the above factors change significantly, the statements regarding future performance could also change materially.  Under the safe harbor provision, the Corporation is not required to publicly update or revise forward-looking statements to reflect events or circumstances that arise after the date of this report.  The Corporation is not obligated to update publicly any forward-looking statements made in this quarterly report to reflect the effects of subsequent events.  Readers should review any changes in risk factors in documents periodically filed by the Corporation with the Securities and Exchange Commission (SEC), including subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect many of the reported amounts and disclosures.  Actual results could differ from these estimates.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate and reasonable.  The Corporation’s methodology for determining the allowance for loan losses is described in a later section of this Management’s Discussion and Analysis.  Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could therefore calculate a materially different allowance amount.  Management uses all available information to evaluate and provide for future loan losses.  However, changes in economic conditions may necessitate revisions to the provision and respective allowance in the future.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Another material estimate is the calculation of fair market values for the securities held by the Corporation on a consolidated basis.  The Corporation receives estimated fair values of debt securities from the bond accounting services of a brokerage firm.  This firm currently uses five independent valuation services to determine the fair market values of securities.  In accordance with FAS 157, Fair Value Measurements, securities must be valued according to a specified level of input hierarchy, referred to as level 1, 2 or 3 inputs.  Fair Value Presentation is covered in Note 2 in the Notes to the Unaudited Interim Financial Statements.  Nearly all of the Corporation’s securities are valued using Level 2 inputs which includes quoted prices for similar assets in active markets.  Management reviews the level inputs used to value the securities on a quarterly basis and reports this in Note 2.  Management also evaluates the valuation methodology annually for adequacy and believes the current valuation methodology to be materially accurate.   All of the Corporation’s securities are classified as available for sale and are carried at fair value on the balance sheets, with unrealized gains and losses excluded from earnings and reported separately through other comprehensive income (included in the stockholders’ equity section of the balance sheet, net of tax).

RESULTS OF OPERATIONS

Overview

The Corporation recorded net income of $265,000 and $3,088,000 for the three and nine month periods ending September 30, 2008, representing an 83.9% and 15.0% decrease from the same periods in 2007.

The Corporation recognized in the operating results for the three and nine month periods ended September 30, 2008, other than temporary impairment (“OTTI”) charges of $761,000 pretax on Fannie Mae preferred stock subsequent to the federal takeover of Fannie Mae. The Corporation also recognized $456,000 of pretax loss on the sale of Fannie Mae preferred stock in two transactions, one prior to the federal takeover and one post the takeover of Fannie Mae. The Emergency Economic Stimulus Act of 2008 (“EESA”), signed into law on October 3, 2008, provides that OTTI charges and the losses on the sale of Fannie Mae preferred stock may be treated as ordinary loss for tax purposes. This provision will allow the Corporation to recognize a tax benefit of approximately $413,000 on both the OTTI and losses on the sale of these securities.  The accounting pronouncements governing the timing of the tax treatment require the Corporation to delay the recognition of the tax benefit of $413,000 until the fourth quarter of 2008.

Net interest income provides the majority of the Corporation’s income. The Corporation recorded net interest income of $5,193,000 and $15,053,000 for the respective three months and nine months ended September 30, 2008. This is an improvement of the Corporation’s net interest income (“NII”) by 7.9% and 5.9% for the respective three and nine month periods ending September 30, 2008, compared to the same respective periods in 2007.  This is a marked improvement over the last two years.  The Corporation’s NII only grew 2.3% in 2007 compared to 2006, and for 2006 the NII did not reflect any growth over 2005.  For further discussion of the NII please see the net interest income section.

A provision for loan losses of $170,000 was recorded for the three months ended September 30, 2008, compared to $90,000 in the same period of 2007. The 2008 year-to-date provision was $519,000 compared to $1,326,000 through September 30, 2007.  For the nine months ended September 30, 2008, the Corporation recorded net charge offs of $146,000. Comparatively, in 2007, the Corporation experienced significant losses on a large borrower; and therefore, recorded net charge-offs of $982,000, which required an additional provision to be recorded. For further information on credit quality of the loan portfolio refer to the non-performing and allowance for loan losses sections under Item 2 Financial Condition.

The banking industry uses two primary performance measurements to gauge a financial institutions performance; they are return on average assets (“ROA”) and return on average equity (“ROE”). The first, return on average assets, measures how efficiently a financial institution generates income based on the amount of assets or size of an institution.  The

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

second, return on equity, measures the efficiency of a financial institution in generating income based on the amount of equity or capital utilized.  The latter measurement typically receives more attention from shareholders.  The Corporation’s key performance ratios in the following table reflect the Corporation’s lower earnings for the three and nine-month periods ended September 30, 2008, as compared to the same periods in 2007.  Although the current year has produced lower earnings performance, the Corporation’s asset growth and equity remain strong.

Key Ratios
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Return on Average Assets	0.16%	1.05%	0.62%	0.79%
Return on Average Equity	1.57%	9.90%	6.00%	7.38%

The results of the Corporation’s operations can be best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Non-interest income
•	Non-interest expenses
•	Provision for income taxes

Each of these five areas is analyzed in the following discussion.

Net Interest Income

Net interest income (“NII”) constitutes the largest portion of the operating income, usually over 80%; therefore, the direction of NII and the rate of increase or decrease will often determine the overall performance of the Corporation.

For analytical purposes and throughout this discussion, all yields, rates, and measurements such as NII, net interest spread, and net yield on interest-earning assets are all presented on a fully taxable equivalent (“FTE”) basis.  The FTE net interest income shown in the tables below, and the comparative average balance sheets and net interest tables to follow, will exceed the NII, as reported on the statements of income.  The benefit provided by nontaxable assets resulted in the FTE adjustment of $387,000, and $441,000 for third quarter of 2008 and 2007, respectively.  The year-to-date FTE adjustment was $1,259,000 through September 30, 2008, and $1,337,000 for the same period in 2007. The following table shows a summary analysis of net interest income on an FTE basis

Net Interest Income
(Dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	$	$	$	$

Total interest income	8,818	8,538	26,071	25,166
Total interest expense	3,625	3,726	11,018	10,950

Net interest income	5,193	4,812	15,053	14,216
Tax equivalent adjustment	387	441	1,259	1,337

Net interest income
(fully taxable equivalent)	5,580	5,253	16,312	15,553

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

NII is the difference between interest income earned on assets and interest expense incurred on liabilities.  Accordingly, two factors affect net interest income:

•	The rates charged on interest-earning assets and paid on interest-bearing liabilities
•	The average balance of interest-earning assets and interest-bearing liabilities

The Federal funds rate, the Prime rate, and the shape of the U.S. Treasury curve, all affect the net interest income. The Federal funds rate, which is the overnight rate that financial institutions charge other financial institutions to buy or sell overnight funds, has declined from 5.25% in August of 2007 to 2.00% through September 30, 2008.  The Federal funds rate was reduced by 100 basis points in the second half of 2007, with another 225 basis points of reductions in the first nine months of 2008.  The rate reductions have generally had offsetting positive and negative impacts to the Corporation’s NII.

The Prime rate typically moves in tandem with the Federal Funds rate. The decrease in the Federal Funds rate has reduced the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense.  The decrease of the Prime rate had a direct negative impact to the yield on the Corporation’s prime based loans.  Therefore, the interest income for the Corporation was reduced by these same rate movements.   The interest rate reductions had little effect on the Corporation’s fixed rate loans, however, the impact of having over $50 million of Prime Rate loans reprice from an 8.25% rate in August of 2007 to 5.00% as of September 30, 2008, reducing the average yield of the loan portfolio and average asset yield.

Through most of 2007, the U.S. Treasury curve was primarily flat. By the first quarter of 2008, overnight and short-term funds were at significantly lower rates than in 2007, while mid-term and long-term rates did not decline, resulting in a positively sloped yield curve. The change in slope of the U. S. Treasury curve made it possible for management to grow interest earning assets at favorable yields.   Since deposits and borrowings are priced on the short-term rates while loans and securities are priced on rates out beyond one year, the significant rate drops on the short end of the rate curve permitted management to reduce the overall cost of funds by repricing time deposits and borrowings to lower levels and remain competitive.  Rates on interest bearing core deposit accounts were also reduced.  Meanwhile, management continued to invest in securities and originate loans at longer terms, where the U.S. Treasury curve and market rates remained higher.

Rates continue to move in part as a result of the current economic and credit situation.  Since September 30, 2008, the Federal Reserve has decreased the Federal funds rate twice, a total reduction of another 100 basis points.  Likewise, the Prime rate has also reduced 100 basis points. This will have the same offsetting effect on the NII as previous rate moves.  It is likely that initially the reduction of interest income will be higher than the savings on funding; however as rates stabilize, the lower cost of funding will compensate for the decrease in interest income.  Management currently anticipates that the U.S. Treasury curve will have a positive slope for the remainder of 2008 based on available economic data.  This will allow management to continue to price the vast majority of liabilities based at lower short term rates, while pricing loans and investments off the 5 year and 10 year treasury rates that are significantly above short term rates.  Management currently anticipates that the margin will stabilize and could improve slightly in the fourth quarter as additional time deposits and borrowed funds are repriced to lower interest rates.

The following tables show a more detailed analysis of net interest income on a FTE basis shown with all the major elements of the balance sheet, which consists of interest-earning and non-interest-earning assets and interest-bearing and non-interest-bearing liabilities. The charts provide comprehensive detail supporting all of the main categories of the balance sheet and the impact on net interest income.  Additionally, the analysis provides the net interest spread and the net yield on interest-earning assets.  The net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  The net interest spread has the deficiency of not giving credit for the non-interest-bearing funds and capital used to fund a portion of the total interest-earning assets.  For this reason, management places more emphasis on the net yield on interest-earning assets, also referred to as net interest margin (“NIM”).  The NIM is calculated by dividing net interest income into total interest-earning assets.  NIM is generally the benchmark used by analysts to measure how efficiently a bank generates net interest income.  For example, a bank with a NIM of 3.75% would be able to use fewer assets and still achieve the same level of net interest income as a bank with a NIM of 3.50%.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended September 30,
	2008			2007
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	383	2	2.23	8,259	110	5.28

Securities available for sale:
Taxable	180,329	2,306	5.12	125,867	1,451	4.61
Tax-exempt	52,753	824	6.25	62,830	985	6.27
Total securities (d)	233,082	3,130	5.37	188,697	2,436	5.16

Loans (a)	389,770	6,031	6.17	378,169	6,370	6.71

Regulatory stock	4,923	42	3.37	4,187	63	6.02

Total interest earning assets	628,158	9,205	5.85	579,312	8,979	6.18

Non-interest earning assets (d)	47,934			44,187

Total assets	676,092			623,499

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	100,307	296	1.12	98,395	455	1.83
Savings deposits	74,630	77	0.41	69,307	89	0.51
Time deposits	218,549	2,173	3.96	201,317	2,225	4.38
Borrowed funds	101,990	1,079	4.21	82,910	957	4.58
Total interest bearing liabilities	495,476	3,625	2.91	451,929	3,726	3.27

Non-interest bearing liabilities:

Demand deposits	107,996			100,704
Other	5,126			4,996

Total liabilities	608,598			557,629

Stockholders' equity	67,494			65,870

Total liabilities & stockholders' equity	676,092			623,499

Net interest income (FTE)		5,580			5,253

Net interest spread (b)			2.94			2.91
Effect of non-interest
bearing funds			0.62			0.72
Net yield on interest earning assets (c)			3.56			3.63

(a) Includes balances of nonaccrual loans and the recognition of any related interest income. The quarter to date average balances include net deferred loan fees and costs of ($308,000) as of September 30, 2008, and ($319,000) as of September 30, 2007. Such fees and costs recognized through income and included in the interest amounts totaled $18,000 in 2008 and $19,000 in 2007.

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

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2008			2007
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	1,665	31	2.45	5,525	217	5.25

Securities available for sale:
Taxable	165,873	6,208	4.99	127,015	4,416	4.64
Tax-exempt	55,301	2,689	6.50	63,553	2,993	6.28
Total securities (d)	221,174	8,897	5.36	190,568	7,409	5.18

Loans (a)	387,987	18,266	6.28	373,637	18,693	6.67

Regulatory stock	4,553	136	4.00	4,190	184	5.86

Total interest earning assets	615,379	27,330	5.93	573,920	26,503	6.16

Non-interest earning assets (d)	48,607			41,957

Total assets	663,986			615,877

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	100,450	976	1.30	94,552	1,300	1.84
Savings deposits	72,213	238	0.44	69,264	290	0.56
Time deposits	216,166	6,710	4.15	205,915	6,715	4.36
Borrowed funds	96,800	3,094	4.27	78,399	2,645	4.51
Total interest bearing liabilities	485,629	11,018	3.03	448,130	10,950	3.27

Non-interest bearing liabilities:

Demand deposits	104,543			96,861
Other	5,013			5,039

Total liabilities	595,185			550,030

Stockholders' equity	68,801			65,847

Total liabilities & stockholders' equity	663,986			615,877

Net interest income (FTE)		16,312			15,553

Net interest spread (b)			2.90			2.89
Effect of non-interest
bearing funds			0.63			0.72
Net yield on interest earning assets (c)			3.53			3.61

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year to date average balances include net deferred loan fees and costs of ($317,000) as of September 30, 2008, and ($355,000) as of September 30, 2007.  Such fees and costs recognized through income and included in the interest amounts totaled $64,000 in 2008 and $59,000 in 2007.

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

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

As a result of the interest expense increasing at a slightly faster pace than the interest income, the net interest margin (“NIM”) was lower at 3.56% for the third quarter of 2008 compared to 3.63% for the third quarter of 2007.  Likewise, the NIM for the first nine months of 2008 was lower at 3.53% compared to 3.61% for the same period of 2007.  The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue.  For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

The NIM declined from 2007 to 2008; meanwhile, the balances of interest earning assets have grown at a faster pace resulting in a higher NII.  This is also referred to as a rate versus volume explanation, where in this case, the impact of carrying a higher balance of interest earning assets more than offsets the negative impact of lower rates on all of the interest earning assets.  Loan growth has slowed, primarily due to economic weakness, so the majority of the growth in assets has occurred in the securities portfolio.

For the first nine months of 2008, the average balance of securities grew 16.1%, while the average balance of loans grew 3.4% over the same period of 2007.  The average balance of interest earning assets was 7.8% higher in the first nine months of 2008.  The interest income on securities increased $694,000 and $1,488,000 for the three and nine-month periods ended September 30, 2008, compared to the same periods the prior year. The interest earned on loans for the three and nine month periods ended September 30, 2008, were $339,000 and $427,000 less than the same respective periods in 2007.  Therefore the increase in interest income was mainly driven by the growth of the securities portfolio average balances and an increase in the yield on the securities.

The average balances of Federal funds sold also declined for both periods.  As interest rates declined the differential between longer term investment rates and overnight interest rates grew, making it more advantageous to invest these funds.  With the current Federal funds at 1.00% as of October 31, 2008, it is anticipated that the average amount of Federal funds sold will remain low for the near future.  Additionally, management will likely purchase more Federal funds overnight to fund additional loans or securities in an effort to increase NII.  Federal funds borrowed are included in the borrowed funds number of the preceding charts.

The average balances for interest bearing liabilities increased 9.6% and 8.4% respectively for the three and nine periods ending September 30, 2008, compared to the same periods in 2007. The average cost of interest bearing deposits and borrowed funds declined 36 and 24 basis points respectively for the three and nine-month periods ending September 30, 2008, compared to the same periods of 2007. While the average cost of funds was reduced significantly, the actual interest expense remained nearly flat versus prior year periods because the balances of all deposit types and borrowings also grew significantly. Total interest expense declined $101,000 or 2.7% for the quarter but increased $68,000 or 0.6% for the nine-month periods ending September 30, 2008, compared to the same periods of 2007.   As a result of the interest expense reduction for the quarter, and to a minimal increase for the nine-month period ending September 30, 2008, the above mentioned moderate increases in fully tax equivalent interest income were sufficient to increase the fully tax equivalent NII by 6.2% and 4.9% respectively.

The reduction in deposit rates was precipitated by the lower Fed funds rate and sloping U. S. Treasury curve. The deposit instruments that are the most rate sensitive, and more closely follow overnight or short-term rates, are the instruments management was able to continue to reprice lower as the Federal Reserve took further actions to reduce the Federal funds rate.  High balance NOW and MMDA accounts and time deposit accounts are the instruments where management was able to significantly reduce the weighed average cost. The interest-bearing demand deposit category, which includes both NOW and MMDA accounts, averaged 1.12% and 1.30% for the respective three and nine-month periods ended September 30, 2008, compared to 1.83% and 1.84% for the same periods of 2007. The other interest bearing liabilities experienced more moderate reductions in the average cost of funds; however, for the three and nine-month periods ended September 30, 2008 the time deposit costs were reduced by 42 and 21 basis points respectively.

Management anticipates that further savings can be realized in the average cost of interest bearing funds as time deposits and borrowings mature and reprice to lower interest rates.  Management anticipates further improvements in the cost of interest bearing demand deposit and savings accounts as a result of the October 2008 rate decreases; however the rate drops will be small as a percentage of these moves.   The Corporation’s savings and interest bearing demand deposit rates have already been steadily reduced since 2007, with the ability to make further reductions diminished.

The borrowed funds category reflected the highest dollar and percentage growth of the interest bearing liabilities for both periods. The majority of this funding was used to purchase additional securities.  Management was able to obtain additional borrowings in the form of FHLB advances and repurchase agreements at lower rates then the average rates on the existing borrowings, which acted to reduce the average rate on total borrowings.  While the interest expense on total borrowings grew $122,000 or 12.7% and $449,000 or 17.0% for the quarter and nine-month periods ending September

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

30, 2008, the average cost of these funds was 37 and 24 basis points lower respectively for the same periods. Management does not anticipate increasing total borrowings through the end of the year, although there may be some movement to shorter term funding due to maturities in the long-term funding category.

In addition to the interest-bearing cost of funds, the non-interest-bearing demand deposits continue to grow steadily, which has a significant impact in reducing the overall cost of funds.  Every dollar of non-interest funding acts to offset the cost of interest-bearing deposit accounts.  For example, a matching balance in a non-interest bearing checking account acts to offset the cost of a 5.00% time deposit, reducing the average interest cost to 2.50%.  Customers primarily utilize demand deposit and savings accounts for the convenience of having their money liquid and not necessarily to earn high interest; therefore, they are not as sensitive to interest rate changes.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio.  The management gives special attention to the level of delinquent loans.  The analysis of the loan loss allowance takes into consideration, among other things, the following factors:

•	Historical loan loss experience
•	Loan portfolio characteristics
•	Current economic conditions
•	Volume of delinquent and non-performing loans

The provision for loan losses recorded were $170,000 and $519,000 for the respective three and nine-month periods ended September 30, 2008, compared to $90,000 and $1,326,000 for the same respective periods in 2007.  The provision for both the three and nine-month periods ended September 30, 2008, has normalized to the usual range of $150,000 to $200,000 per quarter.  Management deems this range to sufficiently provide for the growth in the loan portfolio, as well as minor changes in credit risk.

The Corporation’s credit standards have been and remain conservative; therefore, the majority of risk for loss comes from default borrowers who experience economic hardships rather than credit or collateral quality deterioration. Beginning in the first quarter of 2008, management increased the qualitative factors used in the allowance for loan losses to account for the potential impact of weaker economic conditions would have on borrowers.  Higher qualitative factors cause the allowance calculation to increase, which will generally result in higher provision amounts.  To date, despite the uncertainty in the global and national markets due to the credit crisis and the resulting weaker economic conditions, management has not experienced any significant increase in delinquencies or classified loans.  Management believes higher qualitative factors are necessary because the current credit crisis in not over, and the full economic impact has yet to be determined.

The provision for the prior year’s nine-month period ended September 30, 2007, was significantly higher than normal due to commercial loan charge-offs and several specific allocations that resulted from declining economic conditions facing borrowers. The charge off of an $80,000 line of credit and $764,000 of business loans associated with one borrower that went out of business in the first quarter of 2007, reduced the allowance for loan losses to an extent that a larger than typical provision needed to be recorded to compensate for the charge offs.

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

Other Income

The Corporation recorded other income for the three month period ending September 30, 2008, of $441,000, a decrease of $863,000 or 66.2%, compared to the same period of 2007.  For the nine-month period ended September 30, 2008, the other income decreased $434,000 or 13.8% over the same period in 2007. The following tables detail the categories that comprise other operating income. The main cause of the decrease for both periods was related to Fannie Mae preferred stock losses as previously discussed.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended Sept. 30,		Increase (Decrease)
	2008	2007
	$	$	$	%
Trust and investment services	196	214	(18)	(8.4)
Service charges on deposit accounts	340	318	22	6.9
Other service charges and fees	199	106	93	87.7
Commissions	343	295	48	16.3
Gains (losses) on securities transactions	(873)	170	(1,043)	>(100.0)
Gain on sale of mortgages	27	30	(3)	(10.0)
Earnings on bank owned life insurance	161	135	26	19.3
Other miscellaneous income	48	36	12	33.3

Total other income	441	1,304	(863)	(66.2)

OTHER INCOME
(DOLLARS IN THOUSANDS)

	Nine Months Ended Sept. 30,		Increase (Decrease)
	2008	2007
	$	$	$	%
Trust and investment services	731	705	26	3.7
Service charges on deposit accounts	956	899	57	6.3
Other service charges and fees	466	346	120	34.7
Commissions	987	822	165	20.1
Gains (losses) on securities transactions	(761)	168	(929)	>(100.0)
Gain on sale of mortgages	102	91	11	12.1
Earnings on bank owned life insurance	464	310	154	49.7
Other miscellaneous income	215	253	(38)	(15.0)

Total other income	3,160	3,594	(434)	(12.1)

Trust and investment services revenue consists of income from traditional trust services and income from investment services provided through a third party. For the quarter ended September 30, 2008, the trust and investment services income was $18,000 or 8.4% lower than for the same period in 2007.  For the nine month period in 2008 the same category was up moderately compared to the same period in 2007.  Traditional trust income fluctuates through the year due to the timing of estate settlements.  For the third quarter 2008, the traditional trust income was $20,000 lower than the same period in 2007; whereas for the year to date 2008, it was $42,000 higher than for the same period the prior year.  Income from investment services increased $2,000 or 3.7% but decreased $18,000 or 9.6%, respectively for the three and nine months ending September 30, 2008, compared to the same periods in 2007. The amount of customer investment activity drives the investment income; therefore, the economic slowdown throughout the year has diminished customer interest in investing in the equity market.

Service charges on deposit accounts increased substantially for both the three and nine month periods ended September 30, 2008, compared to the same periods in 2007.  Overdraft fees on checking accounts generally account for the majority of the total income realized on service charges on deposit accounts.  Overdraft income increased $26,000 or 9.5% and $55,000 or 7.0% for the respective three and nine month periods, compared to the same periods of 2007.  The direction of overdraft income largely determines the direction of total income from service charges on deposit accounts.  Customers have been experiencing cash flow imbalances with rising food and energy prices and less immediate credit available.  This means that there is a higher tendency for customers to overdraw their accounts.  While energy prices have recently declined, further economic weakness is causing more unemployment and business slow downs so that disposable income continues to be weak.  Additionally, the overdraft charges typically grow in correlation to the growth of demand deposit accounts, and there has been a strong growth in demand deposit accounts during 2008.

Other service charges and fees increased $93,000 or 87.7%, and $120,000 or 34.7% for the three and nine-month periods ending September 30, 2008, compared to the same periods in 2007.  Fees were higher for both periods due to increased

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

mortgage activity and strong letter of credit activity. Mortgage document preparation fees increased $69,000 and $95,000 for the three and nine month periods ending September 30, 2008, compared to the same periods of 2007.  The increase in mortgage fees primarily resulted from fees associated with refinancing and amendments to the original loan agreements.    Letter of credit fees were up $12,000 or 58.0% for the quarter but increased only $11,000 or 11.0% for the nine-month period ending September 30, 2008, compared to the same prior year periods.

Total commission income continues to increase primarily due to the volume of debit card transactions, which is the largest source of commission income. Debit card transaction commission income was responsible for over 80% of the total commission income for both the quarter and nine-month periods ended September 30, 2008.  The check card exchange commission increased $37,000 or 13.7%, and $131,000 or 19.3% for the three and nine-month periods ending September 30, 2008, compared to the same periods in 2007.   Customers are becoming more comfortable with the use of debit cards, as well as they are now widely accepted by merchants, thereby increasing the number of transactions processed.  The other commission income that continues to increase steadily is the merchant services income which is commission earned on credit and debit card transactions processed on our customer’s behalf.  This income increased $9,000 or 24.6% and 24,000 or 24.0% for the respective three and nine-month periods ended September 30, 2008, compared to the same periods the prior year.

For the quarter ending September 30, 2008, $343,000 of gains on the sale of securities were recorded partially offsetting the $456,000 of loss on the Fannie Mae preferred stock sales and $761,000 of OTTI recorded. This compares to $170,000 of gains recorded for the comparable period in 2007.  Likewise, excluding the Fannie Mae preferred stock transactions and OTTI, $455,000 of gains were recorded for the nine-month period ending September 30, 2008, compared to $168,000 of gains in 2007 for the same period.

Earnings on Bank Owned Life Insurance (“BOLI”) increased $64,000 or 69.6% and $128,000 of 73.1% for the three and nine month periods ending September 30, 2008, compared to the same periods in 2007.  The increases in BOLI income were a direct result of additional BOLI purchases of life insurance.  The growth in the cash surrender value of the BOLI is reflected as BOLI income.  An additional purchase of $2.4 million of BOLI occurred in May 2007 and $2.6 million in August of 2007.  Management does not anticipate any further BOLI purchases in the foreseeable future.

The fluctuations in miscellaneous income for both the three and nine month periods ended September 30, 2008, are due principally to decreases in the allowance for off-balance sheet extensions of credit.  The miscellaneous income category includes the account to which reductions in the allowance for off-balance sheet credits are recorded.  For the nine-months ended September 30, 2008, the allowance for off-balance sheet credits was reduced by $23,000, compared to the $76,000 recorded during 2007.

Operating Expenses

The following tables provides details of the Corporation’s operating expenses for the three and nine months ended September 30, 2008, compared to the same periods in 2007, along with the dollar and percentage increase or decrease for the comparison periods.  The supporting narrative explaining expense categories reflecting large dollar or large percentage changes follows the tables.

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)
	Three Months Ended Sept. 30,		Increase (Decrease)
	2008	2007
	$	$	$	%

Salaries and employee benefits	2,654	2,405	249	10.4
Occupancy expenses	311	298	13	4.4
Equipment expenses	223	209	14	6.7
Advertising & marketing expenses	81	60	21	35.0
Computer software & data
processing expenses	355	317	38	12.0
Bank shares tax	181	111	70	63.1
Professional services	525	210	315	>100.0
Other operating expenses	657	444	213	48.0
Total Operating Expenses	4,987	4,054	933	23.0

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)
	Nine Months Ended Sept. 30,		Increase (Decrease)
	2008	2007
	$	$	$	%

Salaries and employee benefits	7,899	7,168	731	10.2
Occupancy expenses	919	872	47	5.4
Equipment expenses	692	665	27	4.1
Advertising & marketing expenses	247	315	(68)	(21.6)
Computer software & data
processing expenses	1,112	1,033	79	7.6
Bank shares tax	545	335	210	62.7
Professional services	1,132	727	405	55.7
Other operating expenses	1,437	1,381	56	4.1
Total Operating Expenses	13,983	12,496	1,487	11.9

Salaries and employee benefits are the largest category of the Corporation’s operating expenses, typically representing more than 55% of the total operating expenses.  For the three and nine months ending September 30, 2008, salaries and employee benefits amounted to 53.2% and 56.5% of the Corporations total operating expenses.  For the three months and nine months ended September 30, 2008, salary expense alone increased $147,000 or 8.1% and $481,000 or 8.9%.   The hiring of additional staff is the predominate reason for the increase in salaries; however, normal salary raises also contributed to the increase.  Hiring for the Bank’s newest branch office contributed to the higher salaries.  While a number of the positions in the new office were filled by reallocating employees from other offices, there were still a number of new hires which began employment prior to the branch opening.

Benefit costs for the three months and nine months ended September 30, 2008, increased $101,000 or 17.5% and $250,000 or 14.0% compared to the same respective periods in 2007, which is a faster pace than salaries due to higher insurance and pension costs.  Insurance costs include health, life and workers compensation.  Life insurance and workers compensation insurance costs grew at a faster pace than medical insurance costs, due to higher workers compensation claims and rate increases on the life insurance.  Life and workers compensation insurance increased $30,000 or 26.3% for the first nine months of 2008, while medical insurance increased $95,000 or 11.9%.  Pension costs have risen faster than salary costs due to larger amounts of the workforce being eligible and fully vested in the pension plan and a low level of employee turnover.  Pension costs increased $22,000 or 19.5% and $62,000 or 18.4% for the three and nine month periods ending September 30, 2008, as compared to the same periods of 2007.  The Corporation strives to provide competitive compensation and benefits to attract and retain quality personnel, while maintaining the cost of salaries and benefits to approximately 55% of the total operating expenses.

Occupancy expenses consist of the following:

•	Depreciation of buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Occupancy expenses for the three and nine months ended September 30, 2008, increased $13,000 or 10.4% and $47,000 or 5.4% over the same periods in 2007.  The increases were spread across all occupancy categories; however, utilities were responsible for the majority of the increase.   Utilities increased $9,000 or 10.7% and $24,000 or 9.1% as the cost of oil, electric, and natural gas service have all increased well beyond the rate of inflation.  For the nine-months ended September 30, 2008, the real estate taxes recorded were $16,000 or 10.0% higher than for the same period in 2007.  The real-estate taxes were higher in the beginning of 2008 because this is the first full year taxes are being expensed for the Manheim branch location.

Advertising and marketing expenses for the three months ended September 30, 2008, were $21,000 or 35.0% higher than the same period in 2007.  Conversely, the advertising and marketing expenses for the nine-month period ended September 30, 2008, was $68,000 or 21.6% lower than the comparable period for the prior year. The third quarter marketing expenses were higher due to advertising and events related to the grand opening of the new branch.  Additionally, several television and radio advertising opportunities were used to target a broader base of customers, by

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

involvement in advertising during the Olympic spotlights and local football programming on a regional TV station.  This expense will increase in the fourth quarter due to the hosting of the annual customer appreciation day and a fourth quarter sponsored radio program on the effects of the credit crisis.  As a result, advertising and marketing expenses are not expected to reflect as significant of declines by the end of the year.

Computer software and data processing expenses combined for the three and nine months ended September 30, 2008, increased $38,000 or 12.0%, and $79,000 or 7.6%, over the same periods of 2007.  The computer software and data processing expenses are comprised of software amortization, software purchases, software maintenance agreements and STAR network processing fees.   These increases were generally caused by higher STAR network fees and higher software maintenance fees.  STAR network fees grew $39,000 or 25.0%, and $56,000 or 10.3% for the three months and nine month periods ending September 30 2008, compared to the same periods of 2007. STAR network fees are the fees paid to process all ATM and debit card transactions.  The STAR charges are based on a per transaction basis; therefore, as customers increase usage of their cards, the fee also increases. Software added in the latter part of 2007 linking ATM and debit card processing to the core processing on a real time basis was expensed for the first time in the first half of 2008; thereby contributing to the increase in software expenses.

Bank shares tax is a tax assessed on banks operating in the Commonwealth of Pennsylvania.  The reorganization of the Bank into a Bank Holding Company made the Corporation the sole owner of the Bank’s shares.  This means that all outstanding shares are taxable.  This is coupled with a policy change instituted by the Pennsylvania Department of Revenue at the end of 2007 regarding shares previously exempt from the tax.  The tax was previously viewed to be a tax on the shareholders with an exemption allowed for charitable trust shares.  Effective January 1, 2008, the Department of Revenue has taken the position that the Pennsylvania Bank Shares Tax is a tax on the Bank and not the shareholder.  Over 30% of the Bank’s issued and outstanding shares were previously exempt as charitable trust shares and now must be included in the shares tax calculation.  From the convergence of these two events rendering all outstanding shares as taxable, the Bank has had to significantly increase the accrual for shares tax expense, which began in the second quarter of 2008 after management evaluated and determined that no recourse was available to reduce this tax burden.  Management anticipates that the 2008 Bank shares tax expense for all of 2008 will be $728,000, which would be a $279,000 or a 62.1% increase over the $449,000 of Bank shares tax expense incurred during 2007.

Professional services include accounting and auditing, legal costs, Federal Reserve charges, courier services, pension and 401(K) administrative services, payroll procession charges, and student loan servicing, in addition to a multitude of third party professional services.  Professional services increased $315,000 or 150.0% and $405,000 or 55.7% for the third quarter and year to date of 2008 respectively, compared to the same periods in 2007. Management entered into a large engagement with the business consulting group affiliated with the Corporation’s core processing system in March of 2008.  A comprehensive business processing assessment has been performed and over a six to nine months period, the management approved changes will be implemented, including, personnel reorganization, and operational changes intended to increase efficiency, gain income opportunities and reduce expenses by aligning the processes used with industry standards. Additionally, legal costs and shareholder expenses increased substantially for both the quarter and year to date 2007 compared to last year due to the formation of the a Bank Holding Company. These two categories combined increased $46,000 and $103,000 for the three and nine month periods ended September 30, 2008, compared to the same respective periods in 2007.

Other operating expenses include all of the remainder of the operating expenses.  Some of the larger items included in this category are:

•	Postage
•	FDIC insurance assessment
•	OCC assessment
•	General insurance
•	Director fees and expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses

Other operating expenses for the three and nine months ended September 30, 2008, increased $213,000 or 48.0% and $56,000 or 4.1% over the same periods in 2007.   A significant portion of the increase resulted from the higher FDIC insurance assessment, which was $83,000 higher for both the three and nine month periods of 2008 compared to the same periods in 2007.  FDIC assessment charges increased in 2007 related to a law passed in 2006 requiring the FDIC to maintain the insurance fund at 1.15% of insured deposits. Prior to the third quarter 2008, there was a credit determined within the same legislation being applied to the FDIC assessment charges, so the third quarter is the first time there was a

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

significant increase.  Additionally, beginning in 2009 the FDIC has announced significant increases in the rates being charged.  The business consulting engagement contributed to the $24,000 increase for both the three and nine month periods ended September 30, 2008, in travel expenses.  Also in the third quarter of 2008, an increase to the allowance for off-balance sheet credits which was necessary and that is recorded as miscellaneous expense.  As a result, miscellaneous expense increased $91,000 and $108,000 for the three and nine-months ended September 30, 2008.  This contributed to the overall increase in other operating expenses; however, OREO expenses decreased by $85,000 for the nine-month period ending September 30, 2008, which nearly offset the higher miscellaneous expense.  OREO expenses were lower because a loss of $116,000 was recorded in June 2007 on an OREO property when the value was written down based on a sales agreement entered into.  There was no comparable expense in 2008.

Income Taxes

The Corporation’s income rate is 34% for Federal income tax purposes.  Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities; therefore, the effective income tax rate for the Corporation has been lower than the stated tax rate.  The effective tax rate is calculated by dividing the provision for income tax by the pretax income for the applicable period.  The effective tax rate for the nine-month period ended September 30, 2008, was 16.8%. The income taxes for the nine-month period ended September 30, 2008, does not reflect the change in treatment for the Fannie Mae preferred stock losses.  In the fourth quarter of 2008, a reduction to taxes in the amount of $413,000 related to the favorable tax treatment in the EESA legislation will be recorded.

The combination of lower pre-tax income levels in 2006 and 2007, and maintaining roughly the same percentage of tax-free assets caused the Corporation to be in an alternative minimum tax (“AMT”) position beginning in 2006 and is projected to be subject to AMT at the end of 2008.  The amount of AMT paid is able to be carried forward as a credit against future tax when the Corporation is no longer subject to AMT.  While subject to AMT, the full tax-equivalent yield on tax-free assets is not being realized; therefore, management discontinued the purchasing of tax free municipal bonds and has been less aggressive in pricing tax free loans since 2007.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

The total assets of the Corporation as of September 30, 2008, were $678.3 and increase of $44.5 million or 7.0 % from the $633.8 as of December 31, 2007.

Securities Available for Sale

Based on fair market value, as of September 30, 2008, the Bank had $219.9 million of securities available for sale, which accounted for 32.4% of the Bank’s assets.  Securities available for sale accounted for 30.4% and 30.3% of the Bank’s ending assets as of December 31, 2007, and September 30, 2007, respectively.  Based on ending balances, the securities portfolio grew $28.4 million or 14.9% since September 30, 2007, with $27.0 million of that growth occurring since December 31, 2007.

The Bank generally will invest any excess liquidity into securities, primarily fixed income bonds.  The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists the Bank’s management of both liquidity risk and interest rate risk.  In order to provide flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value.  Management adjusts the value of all the Bank’s securities on a monthly basis to fair market value as determined in accordance with FAS 115 Accounting for Certain Investments in Debt & Equity Securities and FAS 157 Fair Value Measurements. Management has the ability and intent to hold all debt securities until maturity; and therefore, generally does not record impairment on the bonds that are currently valued below par.  Equity securities general pose a greater risk to loss of principal, as management no longer has the ability to hold these securities to a maturity date to receive all principal.

Based on fair market value, on September 30, 2008, approximately 98.7% of the Corporation’s securities were invested in debt securities with final maturities while 1.3% of the portfolio was invested in equity securities.  The equity percentage has declined from 1.8% and 2.0% as of December 31, 2007, and September 30, 2007, respectively, due to sales and impairment on Fannie Mae preferred stock due to the unprecedented September 7, 2008, take over of both Fannie Mae and Freddie Mac by the U.S. Treasury Department and the Federal Housing Finance Agency.  As part of the take over, the government took a higher equity position than the preferred shareholders and preferred stock dividend payments were halted, causing an immediate and severe loss in value of the Corporation’s Fannie Mae preferred stock.  While the equity holdings make up a very small percentage of the Corporation’s securities portfolio, they were responsible for all of the $760,000 of impairment the Corporation recorded on September 30, 2008, and $456,000 of losses taken during the third quarter of 2008.

Any significant loss in fair market value, on debt or equity instruments could be other than temporarily impaired; therefore, management does continue to evaluate all securities for impairment on a quarterly basis. Refer to “Item 3 Quantitative and Qualitative Disclosures about Market Risk” for further discussion of risk strategies.

The composition of the Bank’s securities portfolio based on fair market value is shown in the following table.

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)
	Period Ending
	September 30, 2008		December 31, 2007		September 30, 2007
	$	%	$	%	$	%

U.S. treasuries & governmental agencies	48,568	22.1	47,599	24.7	49,631	25.9
Mortgage-backed securities	47,552	21.6	33,097	17.1	32,014	16.7
Collateralized mortgage obligations	37,759	17.2	36,833	19.1	35,785	18.7
Private label collateralized mortgage obligations	18,387	8.4	0	0.0	0	0.0
Corporate debt securities	14,756	6.7	11,507	6.0	9,453	5.0
Obligations of states and political subdivisions	49,984	22.7	60,422	31.3	60,734	31.7
Equity securities	2,839	1.3	3,502	1.8	3,850	2.0

Total securities	219,845	100.0	192,960	100.0	191,467	100.0

Each quarter management sets portfolio allocation guidelines and adjusts security portfolio strategy generally based upon the following factors:

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

•	Performance of the various instruments
•	Direction of interest rates
•	Slope of the yield curve
•	ALCO positions as to liquidity, interest rate risk, and net portfolio value
•	State of the economy and credit risk
•	Current tax position

At the beginning of the year, the Corporation was able to utilize the positively sloped treasury curve to add higher yielding securities to the portfolio, increasing portfolio income from both a volume and rate standpoint.  This was done in part to offset the slower loan growth being experienced by the Bank.  The majority of growth occurred in government agency sponsored mortgage backed securities (MBS), and private label mortgage backed securities (PCMO).  Although the specific structure of each of these types of instruments is slightly different, they have some common characteristics that make them appropriate for the Bank’s investment strategy.  Mortgage backed securities in general match with the overall objectives of the securities strategy of providing:

•	a stable and reliable cash flow for liquidity
•	sufficient protection against credit risk with AAA rated security
•	strong income compared to other debt securities

Investment in a substantial amount of the mortgage backed security types referred to above help management in maintaining a stable five year ladder of cash flows which assists with the Bank’s liquidity and interest rate risk position.  While cash flows coming off of mortgage back maturities do slow down and speed up as interest rates increase or decrease, the overall effect on the portfolio is minimal.  These cash flows act to soften the impact of other debt securities being called or maturing in their entirety.

Corporate debt securities, known as corporate bonds, were the only other investment type which grew as a percentage of the portfolio.  Corporate spreads have widened materially through out 2008 as the economic conditions have deteriorated.  Despite much larger spreads, management has been selective in seeking opportunities in corporate bonds due to their greater credit risk.  The corporate bond growth of just over $3 million since December 31, 2007, was much smaller than the $14.5 million and $18.4 million increases in MBS’s and PCMO’s respectively since December 31, 2007.

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free securities that generally provide the highest yield in the Bank’s securities portfolio.  In 2006, 2007, and to date in 2008, the Corporation has been in an alternative minimum tax (AMT) position.  The AMT requires the payment of a minimum level of tax should an entity have large amounts of tax preference items, which in the Companies case are tax exempt loans and municipal bonds.  Due to the Bank’s AMT tax position, management has determined that the size of the municipal bond holdings in relation to the rest of the securities portfolio should be decreased.  Sizable reductions in the Bank’s tax free assets with increased income would enable the Bank to avoid AMT in 2009, at which time the municipal bond portfolio would again be increased to take advantage of the higher yields.

As of September 30, 2008, the fair market value of the Corporation’s equity holdings consisted of $2,766,000 of a CRA approved mutual fund and $73,000 of Fannie Mae preferred stock, with book values respectively of $3,000,000 and $73,000.  The CRA fund and Fannie Mae preferred stock securities are equity investments with no stated maturity.  This differs from the rest of the portfolio, which are debt securities and have stated maturity dates.   The CRA fund is structured as an equity mutual fund where dollars are invested in CRA qualifying mortgage pools.  The current guideline used by management for the amount to be invested in CRA approved investments is approximately 0.5% of the Bank’s assets.  The CRA fund is rated AAA by both Moodys and S&P.

The fair market value of the CRA fund reflected very little change from June 30, 2008, when the value was $2,763,000, while the fair market value of the Fannie Mae preferred stock stood at $1,141,000 with a book value of $1,500,000.  The unprecedented September 7, 2008, take over of both Fannie Mae and Freddie Mac by the U.S. Treasury Department and the Federal Housing Finance Agency caused the Corporation to both sell and take impairment on Fannie Mae securities in the third quarter of 2008.

As of September 30, 2008, all of the Bank’s PCMO securities were at AAA, which is above the credit standards established by the regulators and the more stringent standards set by Bank policy.  Due to the volatility of the securities market, management also evaluated the credit ratings of the PCMO’s as of October 31, 2008.  At that time, one of the seven PCMO securities held with a book value of $3,975,000 was down graded to B+ by S&P, which is below the Bank’s initial credit standards and is also below what is considered investment grade.  The remainder of the securities were still rated AAA.   Management will continue to closely monitor the security that has been downgraded.  Presently,

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

management has the intent and the ability to hold the security to maturity.  Presently, management believes that full recovery of principal is probable.

As of September 30, 2008, the Corporation held corporate bonds with a fair market value of $14.8 million and a book value of $15.1 million.  Two bonds, one Ford and one General Motors totaling $2 million were rated below the Corporation’s initial policy guidelines for credit quality; however, these bonds matured respectively in October 2008 prior to this Form 10-Q filing.  All other corporate bonds held were rated at our above the Corporation’s minimum initial credit rating as of September 30, 2008, and October 31, 2008.  The corporate bond portfolio held by the Corporation is relatively short, with a weighted average life of 1.9 years.  Management has the ability and intent to hold these securities until maturity when full recovery of principal would be received.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment.  In terms of credit risk and impairment, management most closely watches the Corporation’s CRA fund and Fannie Mae preferred stock positions since they do not have a stated maturity date. Corporate bonds and private mortgage backed securities have the most potential credit risk out of the Corporation’s debt instruments.  As of September 30, 2008, none of the Corporation’s unrealized security losses were considered other than temporary.

Loans

The Bank had $397.4 million total outstanding loans as of September 30, 2008, an $11.8 million or 3.1% increase from September 30, 2007, and a $12.4 million or 3.2% increase from December 31, 2007.  The following tables show the composition of the Bank’s loans as of September 30, 2008, December 31, 2007, and September 30, 2007.

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)
	September 30,	December 31,	September 30,
	2008	2007	2007
	$	$	$

Real Estate
Residential (a)	160,401	150,996	153,702
Commercial	141,413	131,297	131,649
Construction	13,787	16,960	14,842
Commercial	70,094	75,172	74,103
Consumer	11,942	10,896	11,574
	397,637	385,321	385,870

Less:
Deferred loan fees, net	253	322	309
Allowance for loan losses	4,054	3,682	3,588
Total net loans	393,330	381,317	381,973

(a)
Residential real estate loans do not include mortgage loans sold to and serviced for Fannie Mae.  These loans totaled $11,066,000 as September 30, 2008, $9,975,000 as of December 31, 2007, and $9,279,000 as of  September 30, 2007.

Residential real estate loans consisting of first and second mortgages, and home equity loans comprise the largest portion of the Corporation’s total loans.   The residential real estate category is consistently near 40% of the Bank’s total loans.  The balances in the real estate residential category grew $6.7 million or 4.4% from September 30, 2007, and $9.4 million or 6.2% from December 31, 2007.  The moderate growth in the first nine months of 2008 is indicative of the Corporation originating mortgages to be held at Ephrata National as opposed to being sold to other parties.  Given recent negative national events with regard to the mortgage industry and large commercial banks, more consumers prefer that their mortgage be held by a local financial institution.  Even though the mortgage business has generally slowed, the Corporation has seen new business from other financial institutions where borrowers are refinancing adjustable rate instruments into traditional fixed rate mortgages.   Management believes that there may be a slowdown in mortgage originations when the housing market and subprime situation begins to stabilize.

Home Equity loans have averaged from 25% to 30% of the Corporation’s residential real estate loan portfolio. The use of home equity loans is motivated by the favorable tax treatment of real estate secured loans compared to unsecured loans.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

More recently the higher percentage of home ownership along with recent gains in real estate valuations has made the home equity loan available to more borrowers.  Borrowers have become more financially astute and now look first at their home’s equity as the prime collateral to secure all types of borrowings, with many of these loans being used for purposes other than home improvement.  For example, many middle-income parents will take out a home equity loan for college education costs, purchasing autos, recreational vehicles, or other non-real estate improvement purposes.  With property values decreasing in recent months, many borrowers do not have as much equity to borrow against; therefore, the demand for home equity loans has decreased.  It is anticipated that when property values recover this will again be a high growth segment of the loan portfolio.

Commercial real estate loans grew $8.7 million or 5.9%, while commercial loans not secured by real estate declined $4.0 million or 5.4%, during the year from September 30, 2007 to September 30, 2008.  From December 31, 2007 through September 30, 2008, commercial real estate loans grew $6.9 million or 4.7%, and commercial loans not secured by real estate declined $5.1 million or 6.8%.  The growth in real estate secured loans is being offset by declines in commercial loans not secured by real estate.  In the current credit environment, with economic uncertainty, any new loans and extensions of credit to commercial borrowers is generally done with the backing of real estate as collateral. The Corporation provides credit to many small and medium sized businesses.  The Corporation’s market area is very diverse and generally has a healthy economic climate; however, when a national economic decline is substantial and ongoing, the local economy is impacted.  The national declines in housing, in terms of both valuation and building, have also impacted the Corporation’s market area.  In addition, the recent spikes in energy prices have impacted both consumers and businesses alike.  Even local businesses are not likely to expand until some of the economic uncertainty is eliminated.  As a result, the Corporation has experienced less demand on commercial lines of credit. Businesses will generally either not exercise their commercial lines of credit when the economy is weak or will pay down their lines if possible.  The Corporation continues to benefit from mergers in the market area by gaining new commercial customers who choose to leave their previous bank after it changes hands.  The Corporation maintains competitive rates on fixed term loans, as well as favorable terms, including few prepayment penalties and fees.

The Corporation’s consumer loan portfolio is dwarfed by the residential real estate and commercial segments of the portfolio but still amounts to $12.0 million or 3.0% of total loans.  Consumer loans increased by $510,000 or 4.4% from September 30, 2007, to September 30, 2008; however, total consumer loans actually decreased from September 30, 2007, to December 31, 2007, with substantial growth returning in 2008 when they grew $1.2 million or 11% over a nine month period.  The Corporation’s consumer loans had been on a slow steady decline until 2008.  This trend came to an end in 2008 when the valuation of homes decreased substantially and home equity lines quickly reached their limit.  Manufacturers, outside of the automobile companies, began pulling back on the availability of credit and more favorable credit terms. Underwriting standards of major financing and credit card companies began to strengthen after years of loosening of credit standards.  This led consumers to seek unsecured credit away from home equity loans and national finance companies and back to their bank of choice.  Management has seen the need for additional unsecured credit accelerate in the third quarter of 2008.  This was not occurring in the first six months of 2008. Management anticipates that the need for unsecured credit will grow during this current credit crisis and economic downturn as many consumers need to access all available credit, and their other sources of real estate secured credit are not available due to declines in collateral value.

For information regarding how the length of the loan portfolio and its repricing affects interest rate risk please see “Item 3. Quantitative and Qualitative Disclosure about Market Risk.”

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

On September 30, 2008, the Corporation had $787,000 of non-performing assets, compared to $1,598,000 and $1,091,000 as of December 31, 2007, and September 30, 2007, respectively.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)
	Sept. 30,	Dec. 31,	Sept. 30,
	2008	2007	2007
	$	$	$

Non-accrual loans	265	425	-
Loans past due 90 days or more and still accruing	2	498	498
Troubled debt restructurings	-	-	-
Total non-performing loans	267	923	498

Other real estate owned	520	675	581

Total non-performing assets	787	1,598	1,079

Non-performing assets to net loans	0.20%	0.42%	0.29%

Non-accrual loans totaled $265,000 as of September 30, 2008, a decrease of $160,000 from December 31, 2007.  The decrease was caused by a $400,000 payoff of a non-accrual loan in the third quarter of 2008, and the addition of a number of small business loans which had occurred in the first quarter of 2008.

Non-accrual loans totaled $683,000 as of June 30, 2008, which was a $258,000 increase over the December 31, 2007, amount.  The increase was the result of adding seven small business loans to non-accrual status.   Management has taken a conservative approach with delinquent credits by placing business loans, including those well secured by real estate or other collateral, on non-accrual status regardless of anticipated losses.  As of June 30, 2008, seven of the nine loans on non-accrual were to small businesses in amounts less than $40,000 each, for a combined total of $179,000.  Two larger business loans, one for $400,000 and another for $104,000, were responsible for the remaining amounts on non-accrual as of June 30, 2008.  In the third quarter of 2008, the $400,000 non-accrual loan was paid off, which was principally responsible for the reduction from $683,000 on June 30, 2008, to $265,000 as of September 30, 2008.

As of September 30, 2008, the remaining larger business loan had been paid down from $104,000 to $98,000.  This loan is secured by a second lien on personal real estate.  The loan was placed on non-accrual in March of 2008, when the business had experienced a slow down, and management determined that there could be some loss associated with the loan.  Payments continue to be made.  It is anticipated that the personal real estate will be refinanced to pay off the first lien holder and the Corporation.

Loans past 90 days due and still accruing were reduced significantly due to full payment of a $492,000 home equity loan, which nearly accounted for the entire balance in this category.

As of September 30, 2008, the Corporation held one OREO property, which is under an agreement of sale.  This is the second agreement of sale the Bank has negotiated on this property since late 2007.  The Bank obtained a new agreement of sale in the second quarter of 2008 with a new party for the recorded value of the property.  Settlement is anticipated to occur by December of 2008, pending the completion of a due-diligence period whereby the property meets all contingencies of the agreement.

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

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Allowance for Loan Losses Table below shows the activity in the allowance for loan losses for the nine-month periods ended September 30, 2008, and 2007.  At the bottom of the table, two benchmark percentages are shown.  The first is net charge-offs as a percentage of average loans outstanding for the year.  The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)
	Nine Months Ended
	September 30,
	2008	2007
	$	$

Balance at January 1,	3,682	3,244
Loans charged off:
Real estate	-	-
Commercial and industrial	150	911
Consumer	82	123
Total charged off	232	1,034

Recoveries of loans previously charged off:
Real estate	-	-
Commercial and industrial	64	12
Consumer	21	40
Total recovered	85	52
Net loans charged off	147	982

Provision charged to operating expense	519	1,326

Balance at September 30,	4,054	3,588

Net charge-offs (reserves) as a %
of average total loans outstanding	0.04%	0.26%

Allowance at end of period as a % of total loans	1.02%	0.93%

Charge-offs for the first nine months of 2008 were $232,000 compared to $1,034,000 for the same period in 2007.  The charge-offs in the first nine-months of 2008 represent a more typical level of consumer loan and small business loan charge-offs that would result from management charging off unsecured debt over 90 days delinquent with little likelihood of recovery.  The significantly higher charge-offs in 2007 were primarily the result of two commercial loans totaling $844,000 being charged off in the first quarter 2007 when the business ceased operations.  Through September 30, 2008, the Corporation provided $519,000 to the allowance for loan losses, compared to $1,326,000 in the same period of 2007.  The provision is used to increase the allowance for loan losses at a pace similar to the growth of the loan portfolio. The additional provision in 2007 was to partially offset the reduction to the allowance for loan losses caused by the charge offs.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided.  For the five year period from 2003 through 2007, the Corporation maintained an allowance as a percentage of loans in a narrow range between 0.84% and 0.96%.  In 2008, the percentage has increased from 0.96% at the beginning of the year, to 1.02% as of September 30, 2008.  The composition of the Corporation’s loan portfolio has not changed materially from 2007 to 2008; however, management views the overall risk profile of the portfolio to be higher in 2008, as a result of more loans classified as substandard and special mention.  These classifications require larger provision amounts due to a higher potential risk of loss.  Management anticipates maintaining the allowance as a percentage of total loans above 1.00% for the foreseeable future.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period.  The Corporation has historically experienced very low net charge-off percentages due to management’s strong credit practices. The 0.04% shown for the first nine-months of 2008 represents recoveries in excess of charge-offs, which infrequently occurs.  In the first quarter of 2008, the Corporation

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

received a $50,000 legal recovery as part of an agreement involving several banks and a defaulting borrower related to the $844,000 of charge-off’s to a commercial borrower in the first quarter of 2007.  No further collections are expected regarding this commercial borrower.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $2,036,000 or 11.4% and $2,046,000 of 11.5% from December 31, 2007, and September 30, 2007, respectively.  The increase is primarily related to the current construction of the Corporation’s newest full-service branch located in Manheim, Pennsylvania.  During the first nine months of 2008, construction in progress increased $2,441,000, which was almost entirely construction costs of the Manheim branch.  Construction in progress increased $215,000 during the final quarter of 2007, with costs related to the completion of renovations on the existing drive-thru in Ephrata and the beginning costs of the Manheim branch.  Outside of construction in progress, the Corporation placed approximately $385,000 of fixed assets in service during the first nine months of 2008.  The total increase in premises and equipment was lower than the increase in construction in progress due to normal depreciation of all the Corporation’s fixed assets.  It is anticipated that premises and equipment will not increase materially in the final quarter of 2008 as construction costs and fixed asset additions for the Manheim branch are nearly complete.  The Corporation continues to evaluate its current facilities and comprehensively plan for any future additions.  Management has done preliminary design work related to the Corporation’s oldest branch in Denver, Pennsylvania.  Should a renovation plan be approved, it is likely renovations would begin in the second quarter of 2009.  Total premise and equipment would be expected to increase in the final half of 2009 should this plan proceed.

Deposits

The Corporation’s total deposits increased $37.3 million or 7.9% from September 30, 2007, to September 30, 2008.  Total deposits increased $31.9 million or 6.7% from December 31, 2007, to September 30, 2008.  The following tables illustrate the Corporation’s level of deposits as of September 30, 2008, compared to December 31, 2007, and September 30, 2007, respectively.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	Sept. 30,	Dec. 31,	Sept. 30,
	2008	2007	2007
	$	$	$

Non-interest bearing demand deposits	111,930	107,839	105,424
NOW accounts	60,011	61,345	56,544
Money market deposit accounts	40,344	39,474	41,593
Savings deposits	72,689	67,344	67,766
Time deposits	218,258	193,880	192,975
Brokered time deposits	7,351	8,844	8,993
Total deposits	510,583	478,726	473,295

Customer deposits continue to be the Corporation’s primary source of funds.  The Corporation has historically benefited from a stable deposit base with a large portion of the total deposits consisting of non-interest bearing demand deposit accounts and interest bearing and savings accounts.  In addition to these two deposit types; management also considers interest-bearing NOW and MMDA accounts to be part of the Corporation’s core deposits.

The growth and mix of deposits is often driven by several factors including:
•	Convenience and service provided
•	Fees
•	Permanence of the institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to competitor rates

The Corporation’s core deposits grew $9.0 million or 3.3%, and $4.7 million or 1.7% since December 31 and September 30, 2007, respectively.  The Corporation’s core deposits continue to slowly grow.  It is much more difficult to grow core deposits then time deposits when customers gravitate toward seeking higher interest rates.  The above core deposit

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

growth rates show a slowing off from prior quarters.  Those prior quarters were still benefiting from two local bank mergers that were announced and closed in 2007.  Even though these mergers were closed in 2007, there continues to be an impact after the closing of the merger due to the new fee schedules and name changes that occur.  In the month of October 2008, two additional mergers of national banks with large local deposit share were announced.  These mergers should continue to assist the Corporation in gaining core deposits, as customers will tend to move their relationship as the result of a merger rather than only time deposit funds.  Management does anticipate with the opening of the new branch in the third quarter, that the Corporation will gain additional growth in core deposits from this new market area.

Time deposits are typically a more rate sensitive product making it a less reliable source of funding.  Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. Due to current adequate funding levels from all sources, the Corporation’s recent time deposit strategy has been to offer rates that meet or slightly exceed the average rates offered by the local competing banks.  The Corporation did benefit earlier in 2008 when consumers were highly concerned with a declining stock market, and the time deposit rates of the Corporation compared very favorably to local competition.  On September 4, 2008, the Corporation began a time deposit special for customers with an Ephrata National Bank checking account.  The special alone was successful in gaining $8.4 million of one-year time deposits by the end of September.  The special continued until October 28, 2008.  The special has been aided by the very volatile and weak stock market in both September and October 2008.  This condition continues to prevail at the time of the writing of this filing.  In this environment, time deposits are a safe investment with FDIC coverage insuring no loss of principal below $100,000.  Effective October 3, 2008, the FDIC insurance increased to $250,000 with the signing of the Emergency Economic Stabilization Act of 2008.  These conditions have contributed to the significant increase in the Corporation’s total time deposits.

Time deposits grew $24.4 million or 12.6% between December 31, 2007, and September 30, 2008, with the bulk of the growth occurring in the first and third quarters.  During the second quarter of 2008, management had taken a more conservative pricing approach to time deposits and was able to hold the levels reached in the first quarter but not grow beyond them.  The majority of the time deposit growth achieved in 2008 has been in terms less than 18 months, which have lower rates than longer term time deposits, indicating that customers are not looking for long-term investments with the best return, but shorter safe investments.  Management expects that when equity investments begin to rebound in performance there will be a reduction in the Corporation’s time deposits.

For more details regarding how the length of the deposit portfolio and its repricing affects interest rate risk please see “Item 3. Quantitative and Qualitative Disclosure about Market Risk.”

Borrowings

Total borrowings were $96.1 million, $82.1 million and $85.8 million as of September 30, 2008, December 31, 2007, and September 30, 2007, respectively.  Included in this borrowing were $4.1 million, $100,000, and $13 million of overnight funds as of September 30, 2008, December 31, 2007, and September 30, 2007, respectively.  These short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.  Long term borrowings were $92.0 million, $82.0 million, and $84.5 million as of September 30, 2008, December 31, 2007, and September 30, 2007, respectively.

Long-term borrowings increased $10.0 million and $7.5 million from December 31, 2007, and September 30, 2007, respectively to September 30, 2008.  The Corporation uses two main sources for long-term borrowings:  the Federal Home Loan Bank (“FHLB”) and repurchase agreements through brokers or correspondent banks.  Both of these types of borrowings are used as a secondary source of funding, and importantly, to mitigate interest rate risk.  Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

The Corporation’s borrowings with FHLB are primarily fixed rate loans.  The Corporation had $67.0 million, $62.0, and $64.5 million of FHLB long term advances as of September 30, 2008, December 31, 2007, and September 30, 2007, respectively.  The Corporation obtained $10 million of new advances from FHLB in the first quarter of 2008 and paid off $5 million of advances in the third quarter of 2008.  The Corporation also occasionally uses convertible select loans from FHLB that gives advantageous pricing compared to fixed rate loans; however, they also have additional risk due to a call feature being included on the loan.  The call feature may be based on a time requirement or a specific rate requirement.  The Corporation held $20.0 million of FHLB convertible select loans on September 30, 2008, $25.0 million as of December 31, 2007 and September 30, 2007.  Management monitors the amount of convertible select loans that could be called in any one year to ensure that the Corporation does not have a concentrated amount of call risk in any one year.

As of September 30, 2008, the Bank held $25.0 million of repurchase borrowings compared to $20.0 million as of December 31, 2007, and September 30, 2007.  Repurchase agreements are designed whereby a loan is obtained by pledging individual securities from the securities portfolio as collateral.  When the loan is paid off, the collateral is

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

returned.  Like FHLB convertible select loans, repurchase agreements can carry more risk than fixed rate funding if there are call provisions; however, the Bank entered repurchase agreements where rate caps were purchased to provide specific interest rate risk protection.   The interest rate on this type of borrowing is generally more favorable than long-term fixed rates; and therefore, assists the Bank in increasing net interest margin.  In all cases, the rate advantage of callable borrowing structures is weighed against any additional interest rate risk exposure assumed compared to non-callable borrowing structures.  Management views repurchase agreement transactions as a diversification of funding outside of the FHLB because principally the same funding structures can be obtained as those available through the FHLB.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of the Bank’s asset size.  As of September 30, 2008, the Corporation was within this policy guideline at 9.9% of asset size with $67.0 million of total FHLB borrowings.   The Corporation also has a policy that limits total borrowing from all sources to 150% of the Corporation’s capital.  As of September 30, 2008, total borrowings from all sources amounted to 143.5% of the Corporation’s capital.  The Corporation has maintained FHLB borrowings and total borrowings within these limits in the first nine months of 2008 and throughout 2007.  The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $324.3 million.  The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

Stockholders’ Equity

Federal Regulatory authorities require banks to meet minimum capital levels.  The Corporation maintains capital ratios well above those minimum levels and higher than the Corporation’s peer group average.  The risk-weighted capital ratios are calculated by dividing capital by the risk-weighted assets.  Regulatory guidelines determine the risk-weighted assets by assigning assets to one of four risk-weighted categories.  The calculation of Tier I Capital to Risk Weighted Average Assets includes a reduction to capital for the Allowance for Loan Losses, thereby making this ratio lower than the Total Capital to Risk-Weighted Assets ratio.

The following table reflects the Corporation’s capital ratios compared to the regulatory capital requirements.

Regulatory Capital Ratios	Capital Ratios		Regulatory Requirements
	As of	As of
	September 30,	September 30,	Adequately	Well
	2008	2007	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets	16.5%	17.0%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	15.6%	16.1%	4.0%	6.0%
Tier I Capital to Average Assets	10.2%	10.9%	4.0%	5.0%

On October 24, 2008, an Interagency Statement from the four (4) federal banking regulatory agencies was released that provided financial institutions with the ability to recognize, for regulatory purposes only, that any deferred tax asset valuation allowance related to a loss on Fannie Mae or Freddie Mac preferred stock that a banking organization reflects in its regulatory report balance sheet for the third quarter of 2008, may now be temporary.  As such, banking organizations had the ability to increase their regulatory capital to account for the tax effect of the ordinary loss treatment that was signed into law on October 3, 2008.  The Corporation did adjust the September 30, 2008, regulatory filing, other wise known as the Call Report.  The following chart reflects the adjusted regulatory capital numbers.

Regulatory Capital Ratios	Capital Ratios		Regulatory Requirements
(Adjusted for Losses on Fannie Mae	As of	As of
Preferred Stock)	September 30,	September 30,	Adequately	Well
	2008	2007	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets	16.6%	17.0%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	15.6%	16.1%	4.0%	6.0%
Tier I Capital to Average Assets	10.3%	10.9%	4.0%	5.0%

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

The adjustment of the capital ratios for the ordinary loss treatment on Fannie Mae preferred stock does not have a material impact to the Corporation’s capital ratios.  Since ordinary loss treatment on the preferred stock is available for financial reporting purposes as of October 3, 2008, there will be no difference between regulatory and financial reporting after this date.

The high level of capital maintained by the Corporation provides a greater degree of financial soundness, as well as acting as a non-interest bearing source of funds.  A high level of capital also makes it more difficult for the Corporation to achieve a high return on average equity, which is a benchmark of shareholder return.

The Corporation’s capital is affected by earnings, the payment of dividends, changes in accumulated comprehensive income or loss, and equity transactions.

Total dividends paid to shareholders for the nine months ended September 30, 2008, were $2,665,000 or $0.93 per share, compared to $2,568,000 or $0.90 per share paid to shareholders during the same period in 2007.  The Corporation uses current earnings and available retained earnings to pay dividends.  The Corporation’s current capital plan calls for management to maintain Tier I Capital between 9.0% and 12%.  The Corporation’s Capital to Asset ratio was 9.9% as of September 30, 2008.  Management also desires a dividend payout ratio between 40% and 50%.  This ratio will vary according to income, but over the long term management’s goal is to average a payout ration in this range.  Through September 30, 2008, the dividend payout ratio was 86.3%.  Management anticipates that the payout ratio for the year 2008 will remain high due to lower earnings.

The amount of unrealized gain or loss on the Corporation’s securities portfolio is reflected, net of tax, as an adjustment to capital, as required by Statement of Financial Accounting Standards No. 115.   This is recorded as accumulated other comprehensive income in the capital section of the Corporation’s balance sheet.  An unrealized gain increases the Corporation’s capital while an unrealized loss reduces the Corporation’s capital.  This requirement takes the position that if the Corporation liquidated at the end of each period, the current unrealized gain or loss of the securities portfolio would directly impact the Corporation’s capital.  As of September 30, 2008, the Corporation showed unrealized loss, net of tax, of $2,306,000, compared to unrealized losses of $181,000 on December 31, 2007, and $827,000 on September 30, 2007.  The changes in unrealized losses are due to normal changes in market valuations as a result of interest rate movements.

At the close of the period ended June 30, 2008, the Corporation retired the 130,443 shares of treasury stock held as a result of previous stock purchase plans, less shares utilized for the Corporation’s Employee Stock Purchase Plan and Dividend Reinvestment Plan.  The retirement of treasury shares was required as part of the formation of ENB Financial Corp.  This change did not change the dollar amount of capital; it simply reclassified the balance of treasury stock through the common stock and capital surplus accounts.  In the third quarter of 2008, the Corporation repurchased 16,500 treasury shares and reissued 3,366, with 13,134 treasury shares on September 30, 2008.

Off Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments.  These arrangements may impact the Corporation’s financial condition and liquidity if all these arrangements were to be exercised within a short period of time.  As discussed in the liquidity section to follow, the Corporation has in place sufficient sources of liquidity to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2008.

Index
ENB FINANCIAL CORP
Management’s Discussion and Analysis

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

September 30,
2008
$
Commitments to extend credit:
Revolving home equity	14,078
Construction loans	13,156
Real estate loans	6,428
Business loans	46,780
Consumer loans	3,057
Other	3,474
Standby letters of credit	15,197

Total	102,170

The construction of the Corporation’s newest branch office located in Penn Township, Lancaster County, was completed in September 2008.  As of September 30, 2008, less than $150,000 of the $2.1 million construction contract for the branch remained to be paid.  This contract is expected to be fully paid in November of 2008.

Management signed a contract in March of 2008 with the Corporation’s core processing vendor to conduct a comprehensive business processing improvement (“BPI”) engagement.  The majority of the engagement will occur over a six month period beginning in July of 2008, with additional engagement in 2009.  Benefits are to be realized beginning in the final quarter of 2008 with an acceleration of benefits to occur in 2009 and subsequent years.   The goal of the BPI is to obtain $1.4 million to $2.2 million of annual pretax benefit through operational cost savings and revenue enhancements.  The end result of the assessment is to be a more efficient organization that provides better customer service, at increased levels of profitability.

The fees for the entire BPI engagement are expected to be $756,000 plus travel related expenses.  Revenue enhancements will begin occurring in the fourth quarter of 2008, which will partially offset the impact of the engagement fees during 2008. On October 31, 2008, the Corporation recorded a one time pre-tax charge of $1,222,000 for a severance package in connection with work force realignment, one initiative under the BPI.  As a result, the engagement had a dilutive impact to 2008 earnings but is expected to have an accretive impact to 2009 earnings.

Index

ENB FINANCIAL CORP

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the Corporation is subject to three primary risks:

•	Credit risk
•	Liquidity risk
•	Interest rate risk

The Board of Directors has established an Asset Liability Management Committee to measure, monitor and manage the three primary risks.  Interest rate risk is further broken down into two components of Interest Rate Sensitivity Analysis and Net Portfolio Value Analysis.  The Asset Liability Management Policy establishes guidelines for all of these primary risks as well as other financial performance measurements with target ranges. The asset-liability goals and guidelines are consistent with the Corporation’s Strategic Plan goals.

Credit Risk

For discussion on credit risk refer to the sections in Item 2. Management’s Discussion and Analysis, on securities, non-performing assets and allowance for loan losses.

Liquidity Risk

Liquidity refers to having an adequate supply of cash, or cash equivalents, available to meet business needs.  Financial institutions must ensure that there is adequate liquidity to meet a variety of funding needs, at a minimal cost.  Minimal cost is a crucial element of effective liquidity management.  For example, if a financial institution is required to take significant action to obtain a large amount of expensive funds to gain liquidity, it has generally not planned properly for its liquidity needs.  There is always the possibility that unusual economic events may cause the Corporation to have periods of low or high liquidity.   Management has a multi-layered approach to gain liquidity should the need arise.  Funding new loans and covering deposit withdrawals are the primary liquidity needs.  The Corporation uses a variety of funding sources to meet liquidity needs, such as:

•	Deposits
•	Loan repayments
•	Maturities and sales of securities
•	Short-term borrowings from correspondent banks
•	Borrowings from FHLB
•	Repurchase agreements
•	Brokered Certificates of Deposit
•	Current earnings

As noted in the discussion on deposits, customers have historically provided a reliable and steadily increasing source of funds liquidity.  The Corporation also has in place relationships with other banking institutions for the purpose of buying and selling Federal funds.  The lines of credit with these institutions provide immediate sources of additional liquidity.  The Corporation currently has unsecured lines of credit totaling $23 million.  An additional $2.0 million would be available upon pledging of sufficient collateral.  This does not include amounts available from member banks such as the Federal Reserve Discount Window and the FHLB and Atlantic Central Bankers Bank.

The Corporation uses cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods.  The Corporation monitors six-month, one-year, three-year, and five-year cumulative gaps to determine liquidity risk.  The Bank was within all GAP guidelines as of September 30, 2008. Management expects all GAP ratios to remain within policy limits for the remainder of the year.

Interest Rate Risk

Interest rate risk is measured using two analytical tools:

•	Changes in net interest income
•	Changes in net portfolio value

Index

ENB FINANCIAL CORP

Financial modeling is used to forecast earnings and fair value under different interest rate projections.  The results obtained through the use of forecasting models are based on a variety of factors.  Both the income and fair value forecasts make use of the maturity and repricing schedules to determine the changes to the balance sheet over the course of time.  Additionally, there are many assumptions that factor into the results.  These assumptions include, but are not limited to, the following:

•	Projected interest rates
•	Timing of interest rate changes
•	Prepayment speeds on the loans held and mortgage backed securities
•	Anticipated calls on financial instruments with call options
•	Deposit and loan balance fluctuations
•	Economic conditions
•	Consumer reaction to interest rate changes

Each month new financial information is supplied to the model and new forecasts are generated. The model has the ability to automatically revise growth rates for assets and liabilities, and reinvestment rates for interest earning and bearing funds based on a databank of historical financial information and key interest rates that the model retains.  Personnel perform an in depth annual validation and quarterly review of the settings and assumptions used in the model to ensure reliability of the forecast results.  Back testing of the model to actual results is performed to ensure the validity of the assumptions in the model.  Both the validation and back testing indicate that the model assumptions are reliable.

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation that would be experienced over one year, assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk.  The Corporation has historically been liability sensitive; meaning that as interest rates go up, the Corporation would likely make less income due to sharper increases in the cost of funds than increases in asset yield. Likewise, if rates go down, there would be sharper reductions in the cost of funds then decreases to asset yield, causing an increase to net income.

The analysis projects the net interest income expected in seven different rate scenarios on a one-year time horizon.  The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, or 300 basis points, or decrease 100, 200, or 300 basis points.  As of September 30, 2008, the Corporation was within guidelines for all scenarios, with the exception of rates down 300 scenario.  However, a 300 basis point rates down scenario would likely not occur because as of September 30, 2008, the Federal funds rate stood at 2.0%, so the Federal Reserve would only be able to drop rates 200 basis points.  Even a rates down 200 basis point scenario is not likely, which would cause a 3.00% Prime rate which has not historically occurred.

Under all the rates down scenarios of 100, 200, and 300 basis points, the net interest income decreases as management loses the ability to gain sufficient cost savings on deposits, as interest bearing demand deposits and savings accounts would not be able to reprice to zero or below.  At this point in the rate cycle, only a rates down 100 basis points scenario would be realistically possible.  The ALCO does plan in the event the economic situation does further deteriorate, and the Federal Reserve actually would reduce rates another 100 basis points.  Management does not view the rates down 200 and 300 basis points as likely scenarios given the current economic conditions.  Additionally, for the rates up scenarios of 100, 200 and 300 basis points, the net interest income decreases slightly compared to the rates unchanged scenario.  Unlike the rates down scenarios, the amount of negative impact of rising rates is very minimal and the larger rate movements do not get progressively worse.  The rates up 200 and 300 show slight improvements over the rates up 100 basis points.  The limited negative impact of higher rates is because the impact of assets repricing to higher rates nearly offsets the normal liability sensitivity of the Corporation, where a larger amount of liabilities reprice than assets.  In the rates up scenarios, all of the variable rate loans reprice higher by the full amount of the Federal Reserve’s action whereby management is generally able to limit the amount of liability repricing to a fraction of the rate increase.  Management does not expect the Bank’s exposure to interest rate changes to increase or change significantly over the next twelve months.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk.  The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates.  The calculation of net portfolio value discounts future cash flows to the present value based on current market rates.  The changes in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given a sustained interest rate increase or

Index

ENB FINANCIAL CORP

decrease in the same seven scenarios mentioned under interest rate sensitivity.  As of September 30, 2008, the Corporation was within guideline for all scenarios.  The weakness in this analysis is that it assumes liquidation of the Corporation rather than as a going concern.  For that reason, it is considered a secondary measurement of interest rate risk to interest rate sensitivity discussed above.

Management reviews the Asset Liability results monthly with strategic decisions being made at a quarterly meeting.  The ALCO will typically meet on a monthly basis or more frequently to make interest rate pricing decisions for both loans and deposits.

The ALCO continues to follow a strategy designed to mitigate interest rate risk based on the current balance sheet structure.  Essentially, through pricing and purchasing decisions, the Bank focuses on shortening assets and lengthening liabilities.  The strategy calls for:

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2008, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION
September 30, 2008

Item 1.  Legal Proceedings

Management is not aware of any litigation that would have a material adverse effect on the financial position of the Corporation.  There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or the Bank.  In addition, no material proceedings are pending, are known to be threatened, or contemplated against the Corporation or the Bank by governmental authorities.

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock and the Corporation’s industry.  There have not been any material changes in the primary risks since the December 31, 2007, Form 10-K.  Additionally, no new risks have been identified since the last Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

July 1, 2008 to
July 31, 2008	None	N/A	None	N/A

August 1, 2008 to
August 31, 2008	None	N/A	None	N/A

September 1, 2008 to
September 30, 2008	16,500	$25.84	16,500	N/A

Total	16,500		16,500

* On August 13, 2008, the Board of Directors of ENB Financial Corp approved a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of the Corporation’s outstanding common stock.  On August 14, 2008, a Form 8-K was filed incorporating the August 14, 2008, Press Release announcing the Stock Repurchase Plan.  Shares purchased will be held as treasury shares to be utilized in connection with the Corporation’s Dividend Reinvestment Plan (DRP) and Employee Stock Purchase Plan (ESPP).  The Stock Repurchase Plan does not have a fixed expiration date.  Management anticipates further purchases of treasury stock in the final quarter of 2008 and well into 2009.

Item 3.  Defaults Upon Senior Securities – Nothing to Report

Item 4.  Submission of Matters to a Vote of Security Holders – Nothing to Report

Item 5.  Other Information – Nothing to Report

Index

ENB FINANCIAL CORP

Item 6.  Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Association of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement	***

10.2	2001 Employee Stock Purchase Plan	****

11	Statement re computation of per share earnings	4
	(Included on page 4 herein)

31.1	Section 302 Chief Executive Officer Certification	41

31.2	Section 302 Principal Financial Officer Certification	42

32.1	Section 1350 Chief Executive Officer Certification	43

32.2	Section 1350 Principal Financial Officer Certification	44

*	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.

**	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 9, 2008.

***	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Registration Statement on Form 10-Q filed with the SEC on August 12, 2008.

****	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENB FINANCIAL CORP
(Registrant)

Dated: November 12, 2008	By	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
President & CEO

Dated: November 12, 2008	By	/s/ Scott E. Lied
Scott E. Lied, CPA
Senior Vice President,
Chief Financial Officer

Index

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to the Form 8-K 12g3 filed with the SEC on July 1, 2008.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to the Form 8-K filed with the SEC on July 9, 2008.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to the Form 10-Q filed with the SEC on August 12, 2008.)
10.2	2001 Employee Stock Purchase Plan. (Incorporated herein by reference to the Form S-8 filed with the SEC on July 9, 2008.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 41
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 42
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 43
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 44