Form 10-K
period 2008-12-31
ENB Financial Corp
filed 2009-03-12
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                    December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________ to __________________________

Commission File Number 000-53297

ENB Financial Corp
(Exact name of registrant as specified in its charter)

Pennsylvania	51-066129
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

31 E. Main St. Ephrata, PA	17522
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(717) 733-4181

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, Par Value $0.20 Per Share

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒                                No ☐

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒                                No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                                No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, was approximately $39,376,459.

The number of shares of the registrant’s Common Stock outstanding as of March 6, 2009 was 2,831,195.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on April 21, 2009, is incorporated into Parts III and IV hereof.

ENB FINANCIAL CORP

ENB FINANCIAL CORP

Part I

Forward-Looking Statements

The U.S. Private Securities Litigation Reform Act of 1995 provides safe harbor in regard to the inclusion of forward-looking statements in this document and documents incorporated by reference.  Forward-looking statements pertain to possible or assumed future results that are made using current information.  These forward-looking statements are generally identified when terms such as; “believe,” “estimate,” “anticipate,”  “expect,”  “project,” “forecast,” and other similar wordings are used.  The readers of this report should take into consideration that these forward-looking statements represent management’s expectations as to future forecasts of financial performance, or the likelihood that certain events will or will not occur.  Due to the very nature of estimates or predictions these forward-looking statements should not be construed to be indicative of actual future results.    Additionally, management may change estimates of future performance, or the likelihood of future events as additional information is obtained.  This document may also address targets, guidelines, or strategic goals that management is striving to reach but may not be indicative of actual results.

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference into this document.  These factors include, but are not limited to the following:

•	Monetary and interest rate policies of the Federal Reserve Board (“FRB”)
•	Economic conditions
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful

Readers should be aware if any of the above factors change significantly, the statements regarding future performance could also change materially.  The safe harbor provision provides that ENB Financial Corp is not required to publicly update or revise forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should review any changes in risk factors in documents filed by ENB Financial Corp periodically with the Securities and Exchange Commission, including Item 1A. of this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

Item 1.   Business

General

ENB Financial Corp (the “Corporation”) is a bank holding company formed on July 1, 2008.  The Corporation’s wholly owned subsidiary, Ephrata National Bank (the “Bank”), is a full service commercial bank organized under the laws of the United States.  Presently, no other subsidiaries exist under the bank holding company.  The Corporation and the Bank are both headquartered in Ephrata, Lancaster County, Pennsylvania.  The Bank was incorporated in 1881 pursuant to the United States National Bank Act under a charter granted by the Office of the Comptroller of the Currency (“OCC”).  The Federal Deposit Insurance Corporation (“FDIC”) insures deposit accounts to the maximum extent provided by law. The Corporation’s retail, operational, and administrative offices are all located in northern Lancaster County, Pennsylvania, the Corporation’s primary market area.

The basic business of the Corporation is to provide a broad range of financial services to individuals and small to medium-sized businesses in Northern Lancaster County and surrounding market areas. The Corporation utilizes funds gathered through deposits from the general public to originate loans. The Corporation offers time, demand, and savings deposits and secured and unsecured commercial, real estate, and consumer loans. Ancillary services that provide added convenience for our customers include direct deposit and direct payments of funds through Electronic Funds Transfer, ATMs linked to the Star ™ network, telephone and internet banking, MasterCard™ debit cards, Visa™ or MasterCard credit cards, and safe deposit box facilities.  The Corporation also offers a full complement of trust and investment advisory services through the Bank’s Money Management Group.

ENB FINANCIAL CORP

As of December 31, 2008, the Corporation employed 225 persons, consisting of 180 full-time and 45 part-time employees.  The Bank’s number of full-time employees increased by six and the number of part-time employees decreased by twenty-seven from the previous year-end. The decline in total employees and the shift from less part-time positions and several more full time positions was attributable to an organizational realignment of resources that occurred during 2008, including a voluntary separation package that was offered to qualifying employees.  The organizational realignment was part of a business process improvement initiative to improve overall organizational efficiency.  The Corporation added new positions during 2008.  However, due to a significant amount of employees electing to take the separation package, a net decrease in thirty-seven employees occurred.  A collective bargaining agent does not represent the employees.

Operating Segments

The Corporation’s business is providing financial products and services.  These products and services are provided through the Corporation’s wholly owned subsidiary, the Bank.  The Bank is presently the only subsidiary of the Corporation, and the Bank only has one reportable operating segment, community banking, as described in Note A of the Notes to Financial Statements included in this Report.  The segment reporting information in Note A is incorporated by reference into this Item 1.

Business Operations

Products and Services with Reputation Risk

The Corporation offers a diverse range of financial and banking products and services.  In the event one or more customers and/or governmental agencies become dissatisfied with or object to any product or service offered by the Bank, negative publicity with respect to any such product or service, whether legally justified or not, could have a negative impact on the Corporation’s reputation.  The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have a negative impact on the Corporation’s reputation.

Market Area and Competition

The Corporation’s primary market area is northern Lancaster County, Pennsylvania; however, the Corporation’s market area also extends into contiguous Berks, Lebanon and Chester Counties.  The area served by the Corporation is a mix of rural communities and small-to mid-sized towns.  The Corporation’s service area is located just south of the Pennsylvania turnpike between the greater metropolitan areas of Philadelphia and Harrisburg and the smaller cities of Reading and Lancaster. Lancaster County ranks high nationally as a favored place to reside due to its scenic farmland, low-cost of living, diversity of the local economy, and proximity to large cities. As a result, the area is experiencing strong population growth and development.

In the course of attracting and retaining deposits, and originating loans, the Corporation faces considerable competition.  The Corporation competes with other commercial banks, savings and loan institutions, and credit unions for traditional banking products, such as deposits and loans.  Additionally, the Corporation competes with consumer finance companies for loans, mutual funds, and other investment alternatives for deposits.  The Corporation competes for deposits based on the ability to provide a range of products, low fees, quality service, competitive rates, convenient locations and hours.  The competition for loan origination generally relates to interest rates offered, products available, quality of service, and loan origination fees charged. Several competitors within the Corporation’s primary market have substantially higher legal lending limits that enable them to service larger loans.

The Corporation continues to assess the competition and market area to determine the best way to meet the financial needs of the communities it serves.  Management strategically addresses these competitive issues by determining the new products and services to be offered as well as investing in the expertise of staffing for expansion of the Corporation’s services.

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses.  No substantial portion of loans or investments is concentrated within a single industry or group of related industries, although a significant amount of

ENB FINANCIAL CORP

loans are secured by real estate located in northern Lancaster County of Pennsylvania.  The business activities of the Corporation are not seasonal in nature.  Financial instruments with concentrations of credit risk are described in Note P of the Notes to Financial Statements included in this Report.  The concentration of credit risk information in Note P is incorporated by reference into this Item 1.

Supervision and Regulation

General Overview

Bank holding companies operate in a highly regulated environment and are regularly examined by federal and state regulatory authorities. The following discussion concerns various federal and state laws and regulations and the potential impact of such laws and regulations on the Corporation and the Bank.

To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves.  Proposals to change laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies.  The Corporation cannot determine the likelihood or timing of any such proposals or legislation, or the impact they may have on the Corporation and the Bank.  A change in law, regulations, or regulatory policy may have a material effect on the Corporation and the Bank’s business.

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC.  Bank operations are subject to regulations of the OCC, the Board of Governors of the Federal Reserve System, and the FDIC.

Supervision and Regulation of the Corporation

The Holding Company Act of 1956.

On the day of the reorganization, the Corporation became subject to the provisions of the Holding Company Act of 1956, as amended, and to supervision by the Federal Reserve Board.  The following restrictions apply:

•
General Supervision by the Federal Reserve Board.  As a bank holding company, our activities are limited to the business of banking and activities closely related or incidental to banking.  Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board.  The Federal Reserve Board has adopted a risk-focused supervision program for small shell bank holding companies that is tied to the examination results of the subsidiary bank.  The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  As a result, the Federal Reserve Board may require that the Corporation stand ready to provide adequate capital funds to Ephrata National Bank during periods of financial stress or adversity.

•	Restrictions on Acquiring Control of Other Banks and Companies. A bank holding company may not:

o	acquire direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or
o	merge or consolidate with another bank holding company, without prior approval of the Federal Reserve Board.

In addition, a bank holding company may not:

o	engage in a non-banking business, or
o	acquire ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business,

unless the Federal Reserve Board determines the business to be so closely related to banking as to be a proper incident to banking.   In making this determination, the Federal Reserve Board considers whether

ENB FINANCIAL CORP

these activities offer benefits to the public that outweigh any possible adverse effects.

•
Anti-Tie-In Provisions.  A bank holding company and its subsidiaries may not engage in tie-in arrangements in connection with any extension of credit or provision of any property or services.  These anti-tie-in provisions state generally that a bank may not:

o	extend credit,
o	lease or sell property, or
o	furnish any service to a customer

on the condition that the customer provides additional credit or service to a bank or its affiliates, or on the condition that the customer not obtain other credit or service from a competitor of the bank.

•	Restrictions on Extensions of Credit by Banks to their Holding Companies. Subsidiary banks of a holding company are also subject to restrictions imposed by the Federal Reserve Act on:
o	any extensions of credit to the bank holding company or any of its subsidiaries,
o	investments in the stock or other securities of the Corporation, and
o	taking these stock or securities as collateral for loans to any borrower.

•
Risk-Based Capital Guidelines.  Bank holding companies must comply with the Federal Reserve Board’s risk-based capital guidelines.  The required minimum ratio of total capital to risk-weighted assets, including some off-balance sheet activities, such as standby letters of credit, is 8%.  At least half of the total capital is required to be Tier I Capital, consisting principally of common shareholders’ equity, less certain intangible assets.  The remainder, Tier II Capital, may consist of:

o	some types of preferred stock,
o	a limited amount of subordinated debt,
o	some hybrid capital instruments,
o	other debt securities, and
o	a limited amount of the general loan loss allowance.

The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

•
Capital Leverage Ratio Requirements.  The Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier I capital, as determined under the risk-based capital guidelines, equal to 3% of average total consolidated assets for those bank holding companies that have the highest regulatory examination rating and are not contemplating or experiencing significant growth or expansion.  All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum.  The Ephrata National Bank is subject to similar capital requirements pursuant to the Federal Deposit Insurance Act.

•
Restrictions on Control Changes.  The Change in Bank Control Act of 1978 requires persons seeking control of a bank or bank holding company to obtain approval from the appropriate federal banking agency before completing the transaction.  The law contains a presumption that the power to vote 10% or more of voting stock confers control of a bank or bank holding company.  The Federal Reserve Board is responsible for reviewing changes in control of bank holding companies.  In doing so, the Federal Reserve Board reviews the financial position, experience and integrity of the acquiring person and the effect the change of control will have on the financial condition of the Corporation, relevant markets and federal deposit insurance funds.

Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting.  The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered or that file reports under the Securities Exchange Act of 1934.  In particular, the Sarbanes-Oxley Act establishes: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Principal Executive Officer and Principal Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv)

ENB FINANCIAL CORP

increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) and increased civil and criminal penalties for violations of the securities laws.  Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC.

Permitted Activities for Bank Holding Companies

The Federal Reserve Board permits bank holding companies to engage in activities so closely related to banking or managing or controlling banks as to be a proper incident of banking.  In 1997, the Federal Reserve Board significantly expanded its list of permissible non-banking activities to improve the competitiveness of bank holding companies. The following list includes activities that a holding company may engage in, subject to change by the Federal Reserve Board:

•	Making, acquiring or servicing loans and other extensions of credit for its own account or for the account of others.

•
Any activity used in connection with making, acquiring, brokering, or servicing loans or other extensions of credit, as determined by the Federal Reserve Board.  The Federal Reserve Board has determined that the following activities are permissible:

o	real estate and personal property appraising;
o	arranging commercial real estate equity financing;
o	check-guaranty services;
o	collection agency services;
o	credit bureau services;
o	asset management, servicing, and collection activities;
o
acquiring debt in default, if a holding company divests shares or assets securing debt in default that are not permissible investments for bank holding companies within prescribed time periods, and meets various other conditions; and

o	real estate settlement services.

•	Leasing personal and real property or acting as agent, broker, or advisor in leasing property, provided that:

o	the lease is a non-operating lease;
o	the initial term of the lease is at least 90 days;
o	if real property is being leased, the transaction will compensate the lessor for at least the lessor’s full investment in the property and costs, with various other conditions.

•	Operating non-bank depository institutions, including an industrial bank or savings association.

•
Performing functions or activities that may be performed by a trust company, including activities of a fiduciary, agency or custodial nature, in the manner authorized by federal or state law, so long as the holding company is not a bank.

•	Acting as investment or financial advisor to any person, including:

o	serving as investment advisor to an investment company registered under the Investment Company Act of 1940;
o	furnishing general economic information and advice, general economic statistical forecasting services, and industry studies;
o	providing advice in connection with mergers, acquisitions, divestitures, investments, joint ventures, capital structuring, financing transactions, and conducting financial feasibility studies;
o
providing general information, statistical forecasting, and advice concerning any transaction in foreign exchange, swaps and similar transactions, commodities, and options, futures and similar instruments;

o	providing educational courses and instructional materials to consumers on individual financial management matters; and

ENB FINANCIAL CORP

o	providing tax planning and tax preparation services to any person.

•	Agency transactional services for customer investments, including:

o
Securities brokerage -- Providing securities brokerage services, whether alone or in combination with investment advisory services, and incidental activities, including related securities credit activities compliant with Federal Reserve Board Regulation T and custodial services, if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and do not include securities underwriting or dealing.

o	Riskless-principal transactions -- Buying and selling all types of securities in the secondary market on the order of customers as “riskless principal.”

o	Private-placement services -- Acting as agent for the private placement of securities in accordance with the requirements of the Securities Act of 1933 and the rules of the SEC.

o
Futures commission merchant -- Acting as a futures commission merchant for unaffiliated persons in the execution and clearance of any futures contract and option on a futures contract traded on an exchange in the United States or abroad, if the activity is conducted through a separately incorporated subsidiary of the holding company and the company satisfies various other conditions.

•	Investment transactions as principal:

o
Underwriting and dealing in government obligations and money market instruments, including bankers’ acceptances and certificates of deposit, under the same limitations applicable if the activity were performed by a holding company’s subsidiary member banks.

•	Engaging as principal in:

o	foreign exchanges; and

o	forward contracts, options, futures, options on futures, swaps, and similar contracts, with various conditions.

•	Buying and selling bullion, and related activities.

•	Management consulting and counseling activities:

o	Subject to various limitations, management consulting on any matter to unaffiliated depository institutions, or on any financial, economic, accounting, or audit matter to any other company; and

o
Providing consulting services to employee benefit, compensation, and insurance plans, including designing plans, assisting in the implementation of plans, providing administrative services to plans, and developing employee communication programs for plans.

•	Providing career counseling services to:

o	a financial organization and individuals currently employed by, or recently displaced from, a financial organization;

o	individuals who are seeking employment at a financial organization; and

o	individuals who are currently employed in or who seek positions in the finance, accounting, and audit departments of any company.

ENB FINANCIAL CORP

•	Support services:

o	providing limited courier services; and

o	printing and selling checks and related items requiring magnetic ink character recognition.

•	Insurance agency and underwriting:

o
Subject to various limitations, acting as principal, agent, or broker for credit life, accident, health and unemployment insurance that is directly related to an extension of credit a holding company or any of its subsidiaries.

o
Engaging in any insurance agency activity in a place where the Corporation or a subsidiary of the Corporation has a lending office and that has a population not exceeding 5,000 or has inadequate insurance agency facilities, as determined by the Federal Reserve Board.

o
Supervising, on behalf of insurance underwriters, the activities of retail insurance agents who sell fidelity insurance and property and casualty insurance on the real and personal property used in the Corporation’s operations or its subsidiaries, and group insurance that protects the employees of the Corporation or its subsidiaries.

o
Engaging in any insurance agency activities if the Corporation has total consolidated assets of $50 million or less, with the sale of life insurance and annuities being limited to sales in small towns or as credit insurance.

•	Making equity and debt investments in corporations or projects designed primarily to promote community welfare, and providing advisory services to these programs.

•	Subject to various limitations, providing others financially oriented data processing or bookkeeping services.

•	Issuing and selling money orders, travelers' checks and United States savings bonds.

•
Providing consumer financial counseling that involves counseling, educational courses and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments.

•	Providing tax planning and preparation advice.

Permitted Activities for Financial Holding Companies

The Gramm-Leach-Bliley Financial Services Modernization Act became law in November 1999 and amends the Holding Company Act of 1956 to create a new category of holding company - the financial holding company.  To be designated as a financial holding company, a bank holding company must file an application with the Federal Reserve Board.  The Corporation must be and remain well capitalized and well managed, as determined by Federal Reserve Board regulations and maintain at least a “Satisfactory” examination rating under the Community Reinvestment Act.  Once a bank holding company becomes a financial holding company, the holding company or its affiliates may engage in any financial activities that are financial in nature or incidental to financial activities.  Furthermore, the Federal Reserve may approve a proposed activity if it is complementary to financial activities and does not threaten the safety and soundness of banking.  The Act provides an initial list of activities that constitute activities that are financial in nature, including:

•	lending and deposit activities,
•	insurance activities, including underwriting, agency and brokerage,
•	providing financial investment advisory services,

ENB FINANCIAL CORP

•	underwriting in, and acting as a broker or dealer in, securities,
•	merchant banking, and
•	insurance company portfolio investment.

Supervision and Regulation of the Bank

Safety and Soundness

The primary regulator for the Bank is the OCC.  The OCC has the authority under the Financial Institutions Supervisory Act and the Federal Deposit Insurance Act to prevent a national bank from engaging in any unsafe or unsound practice in conducting business or from otherwise conducting activities in violation of the law.

Federal and state banking laws and regulations govern, but are not limited to, the following:

•	Scope of a bank’s business
•	Investments a bank may make
•	Reserves that must be maintained against certain deposits
•	Loans a bank makes and collateral it takes
•	Merger and consolidation activities
•	Establishment of branches

The Bank is a member of the Federal Reserve System.  Therefore, the policies and regulations of the Federal Reserve Board have a significant impact on many elements of the Corporation’s operations including:

•	Loan and deposit growth
•	Rate of interest earned and paid
•	Levels of liquidity
•	Levels of required capital

Management cannot predict the effect of changes to such policies and regulations upon the Corporation’s business model and the corresponding impact they may have on future earnings.

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures.  Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.” For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2008.  This designation has benefited the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate.  The Bank was utilizing a one-time credit against calculated quarterly FDIC assessments.  This credit was full utilized in the second quarter of 2008, upon which the Bank began to pay FDIC insurance again.  The FDIC adjusts the insurance rates when necessary.  For 2009 the FDIC rate increased by 140%.  This increase is designed to replenish the FDIC fund due to 2008 bank failures and to provide for additional FDIC insurance coverage on deposit accounts.  These increases include an overall insurance increase from $100,000 to $250,000, and unlimited insurance coverage on non-interest bearing deposits and interest-bearing deposit balances with rates less than or equal to 0.50%.  The total FDIC assessments paid by the Bank in 2008 were $174,000.

In addition to FDIC insurance costs, the Bank is subject to assessments to pay the interest on Financing Corporation bonds.  Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions.  These assessment rates are set quarterly.  The total Financing Corporation assessments paid by the Bank in 2008 were $56,000.

FDIC Insurance Premium Increase

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning the second quarter of 2009, for well managed, well capitalized banks to a range between 12 and 16 cents per $100 of

ENB FINANCIAL CORP

insured deposits on an annual basis.  Management anticipates the Bank’s insurance premiums for 2009, which will be paid from earnings, to increase by approximately $490,000, or over 215%.

The FDIC also voted to impose a special assessment of 20 basis points on all FDIC-insured banks to be collected on September 30, 2009.  Management currently anticipates that this special assessment will adversely affect earnings by approximately $1,100,000 based on our current federally-insured deposit amounts.  Furthermore, the FDIC has the authority, after June 30, 2009, to impose an additional 10 basis point emergency special assessment on all FDIC-insured banks if it estimates the reserve ratio of the Deposit Insurance Fund will fall to a level that it believes would adversely affect public confidence or to a level which would be close to zero or negative at the end of a calendar quarter.  At this time management cannot estimate the probability of this event; however, any additional FDIC assessment and/or premium would be adverse to our 2009 earnings.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), as amended, the OCC is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community that they serve.  The Act focuses specifically on low-and moderate-income neighborhoods. The OCC takes an institution’s CRA record into account in its evaluation of any application made by any of such institutions for, among other things:

•	Approval of a new branch or other deposit facility
•	Closing of a branch or other deposit facility
•	An office relocation or a merger
•	Any acquisition of bank shares

The CRA, as amended, also requires that the OCC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low-and moderate-income neighborhoods. This evaluation includes a descriptive rating of either Outstanding, Satisfactory, Needs to Improve, or Substantial Noncompliance, along with a statement describing the basis for the rating.  These ratings are publicly disclosed.  The Bank’s most recent CRA rating was Outstanding.

Capital Adequacy

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), institutions are classified in one of five defined categories as illustrated below.

Capital Category	Total Risk-Based Ratio	Tier 1 Risk-Based Ratio	Tier 1 Leverage Ratio

Well Capitalized	> 10.0	> 6.0	> 5.0
Adequately Capitalized	> 8.0	> 4.0	> 4.0*
Undercapitalized	< 8.0	< 4.0	< 4.0*
Significantly Undercapitalized	< 6.0	< 3.0	< 3.0
Critically Undercapitalized			< 2.0

*3.0 for those banks having the highest available regulatory rating.

The Bank’s capital ratios exceed the regulatory requirements to be considered Well Capitalized for Total Risk-Based Capital, Tier 1 Risk-Based Capital, and Tier 1 Leverage Capital.  The Capital Ratio table and financial statement Note M – Regulatory Matters and Restrictions, are incorporated by reference herein, from Item 8, and made a part hereof.  Note M discloses capital ratios for both the Bank and the Corporation, shown as Consolidated.

Prompt Corrective Action

In the event an institution’s capital deteriorates to the Undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including:

•	Implementation of a capital restoration plan and a guarantee of the plan by a parent institution
•	Placement of a hold on increases in assets, number of branches, or lines of business

ENB FINANCIAL CORP

If capital reaches the Significantly or Critically Undercapitalized level, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver.  For well-capitalized institutions, FDICIA provides authority for regulatory intervention where they deem the institution to be engaging in unsafe or unsound practices, or if the institution receives a less than satisfactory examination report rating for asset quality, management, earnings, liquidity, or sensitivity to market risk.

Regulation O

Regulation O, also known as Loans to Insiders, governs the permissible lending relationships between a bank and its Executive Officers, Directors, and Principal Shareholders and their related interests.  The primary restriction of Regulation O is that loan terms and conditions, including interest rates and collateral coverage, can be no more favorable to the insider than loans made in comparable transactions to non-covered parties.  Additionally, the loan may not involve more than normal risk.  The regulation requires quarterly reporting to regulators of the total amount of credit extended to insiders.

Under Regulation O, a bank is not required to obtain approval from the bank’s Board of Directors prior to making a loan to an executive officer, as long as a first lien on the executive officer’s residence secures the loan.  Further amendments allow bank insiders to take advantage of preferential loan terms that are available to substantially all employees.  Regulation O does permit an insider to participate in a plan that provides more favorable credit terms than the bank provides to non-employee customers provided that the plan:

•	Is widely available to employees
•	Does not give preference to any insider over other employees

The Bank has a policy in place that offers general employees more favorable loan terms than those offered to non-employee customers.  The Bank’s policy on loans to insiders allows insiders to participate in the same favorable rate and terms offered to all other employees, however any loan to an insider must receive the approval of the Bank’s Board of Directors.

Legislation and Regulatory Changes

From time to time, legislation is enacted that has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various regulatory agencies.  No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Corporation’s operations.  See Item 1A. Risk Factors for more information.

In the following section, certain significant enacted or proposed legislation is discussed that either has, or will likely, impact the Corporation.  Certain legislation was enacted several years ago which had phase in periods or requirements that only began impacting the Corporation in 2008.  Others significant legislation, like the USA Patriot Act, was enacted several years ago and continues to be a focus of regulatory agencies.  The sub-prime crisis which became apparent in 2007, and the broader credit crisis that followed in 2008, resulted in a number of very historical legislative changes that occurred in late 2008, and continue to the time of this report.  This legislation, along with other legislation currently under consideration by Congress or various regulatory or professional agencies, is also discussed below.

New Legislation and Regulations

The Fair and Accurate Credit Transactions (“FACT”) Act

The FACT Act was passed by Congress in November 2003, and signed into law by the President on December 4, 2003.  The FACT Act amended the Fair Credit Reporting Act (“FCRA”), which was originally passed in 1978.  The FCRA has been revised and amended several times since it first became law, the FACT Act being the most recent.  The purpose of the FACT Act is to require consumer agencies, creditors, and others to implement procedures that:

•	Assist in remedying identity theft
•	Improve consumer credit report dispute resolution

ENB FINANCIAL CORP

•	Improve the accuracy of consumer credit records
•	Improve the access to, and use of credit reports

Final rule for Section 214 of the FACT Act was published in the Federal Register on October 30, 2007, and became effective on January 1, 2008. This section, entitled the “Affiliate Marketing Rule,” mandates that consumers be given an opportunity to “opt out” before a company uses information provided by an affiliate company to market its products and services to the consumer. The final rule prohibits the use of information obtained from the consumer’s transactions or account relationship with an affiliate, the consumer’s application, credit reports, or other third party sources if the consumer is not given notice, reasonable opportunity, and a simple method to opt out of any prospective solicitations.

Section 114, “Identity Theft Red Flags,” and Section 315, “Address Discrepancy,” final rules were published in the Federal Register on November 9, 2007, and became effective on January 1, 2008.

The “Identity Theft Red Flags” rules require financial institutions to develop and implement an Identity Theft Prevention Program to protect new and existing accounts from risk of identity theft. Policies and procedures must be enacted to detect, prevent, and mitigate identity theft and enable financial institutions to:

•	Identify relevant patterns, practices, and specific forms of activity that are “red flags” signaling possible identity theft and incorporate those red flags into their program;
•	Detect red flags that have been incorporated into their program;
•	Respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and
•	Ensure their program is updated periodically to reflect changes in risks from identity theft.

The “Address Discrepancy” final rules, Section 315, require financial institutions to develop policies and procedures to assess the validity of a request for a change of address by a credit or debit card holder that is followed closely by a request for an additional or replacement card. These rules also require users of consumer reports to develop policies and procedures to be used when a notice of address discrepancy is received from a consumer reporting agency.

USA Patriot Act

President Bush signed the USA Patriot Improvement and Reauthorization Act of 2005 into law on March 9, 2006.  This enactment extended the requirements of the original act signed into law in October of 2001.

The rules, developed by the Secretary of the Treasury, require that the Bank have procedures in place to:

•	Verify the identity of persons applying to open an account
•	Ensure adequate maintenance of the records used to verify a person’s identity, and
•	Determine whether a person is on any U.S. governmental agency list of known or suspected terrorists, or a terrorist organization

The regulators continue to stress the importance of the Bank Secrecy Act.  The OCC is enhancing the risk assessment requirements for banks.  These include requiring banks to report risk assessments on bank products, customers, and geographies.

The Corporation has implemented the required internal controls and continues to enhance the policies, procedures, and monitoring programs to ensure proper compliance.  Many of the new provisions added by the USA Patriot Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President signed the Sarbanes-Oxley Act of 2002 (“SOX”) into law.  SOX applies to all publicly held companies, but has different requirements and phase-in periods depending upon the market capitalization of public companies.

Congress determined that the primary responsibility for enacting, implementing, and enforcement of new rules brought about by SOX would be that of the U.S. Securities and Exchange Commission (“SEC”).  While some provisions of SOX became effective upon enactment on July 30, 2002, the other provisions became effective as the

ENB FINANCIAL CORP

SEC adopted various rules.  The SOX requirements have been deferred a number of times for the Corporation as a smaller public company and a non-accelerated filer.

In order to ensure greater investor confidence in corporate disclosures from public companies, the Sarbanes-Oxley Act restricts the services that public accounting firms can provide publicly traded companies. The Corporation does not engage the same professional accounting firm to do both external and internal auditing.  Neither does the Corporation engage any professional accounting firm for consulting services.

Section 404 of SOX requires publicly held companies to document and test their internal controls that impact financial reporting and report on the findings.  External auditors also must test and report on the effectiveness of a company’s internal controls to ensure accurate financial reporting.  Companies must report any deficiencies or material weaknesses in their internal controls, as well as their remediation efforts.

Accelerated and large accelerated filers and their auditors have been required to report on the effectiveness of internal controls in their annual reports since 2004, or the first year of eligibility.  An accelerated filer is defined as having between $75 million and $700 million of publicly traded market capitalization; large accelerated filers are companies with over $700 million of publicly traded market capitalization as of the end of their second quarter. The Corporation does not meet the definition of an accelerated filer due to having a public equity float of approximately $61 million as of June 30, 2008.

During 2005, as the SEC and Public Company Accounting Oversight Board (PCAOB) jointly reviewed the 2004 annual reporting and evaluated the impact of SOX on these accelerated filers, it was apparent that the experience was difficult and costly, requiring more resources, people, and time than expected.  The SEC was particularly concerned about the cost and other difficulties that smaller companies would face in preparing to implement Section 404.  As a result, the requirement for non-accelerated filers to comply with Section 404 has been delayed several times.

During 2007, the SEC issued rulings on several parts of Section 404.  The 2007 SEC ruling refined the definitions of material weakness and significant deficiencies that management would be required to disclose if determined that such weaknesses or deficiencies existed in the internal controls over financial reporting. Under this ruling, management must assess the effectiveness of the Corporation’s internal control structure over financial reporting and must test the internal control process to ensure controls are functioning as stated.  The rule also required that the independent registered public accounting firm must attest to the effectiveness of the Corporation’s internal control structure over financial reporting.  The rule was expected to be required for financial years ending on or after December 15, 2008. It also allowed the independent registered public accounting company to place more reliance on the testing of internal controls over financial reporting done by the management or the Corporation’s internal audit function.  In February 2008, the SEC proposed a rule that would extend the date for independent auditor attestation to first be included for years ended on or after December 15, 2009.  This proposal was adopted and 2009 will be the first year that the Corporation’s independent registered public accounting firm will attest to the effectiveness of the Corporation’s internal control structure.

Government Sponsored Entities Takeover – September 7, 2008

On September 7, 2008, the US Treasury Department took the unprecedented action of placing the government sponsored entities (“GSE”) of Fannie Mae and Freddie Mac under conservatorship.  The US government effectively became the owner of these entities by taking a priority position in the preferred stock of these entities. The financial condition of the two GSE had declined to the point that their survival and the backing of their mortgage backed debt was called into question.  Due to the huge amount of GSE debt held by institutions and governments all over the world, the US Treasury Department believed taking over the entities was the most appropriate course of action to ensure the backing of this debt and provide support for the credit markets in general.  As a result of the government’s action, Fannie Mae and Freddie Mac mortgage backed instruments were able to hold on to an AAA rating by the major rating services.  Due to the declining financial condition of the GSE and the September 7, 2008, action by the US Treasury Department, the Corporation sold and took impairment on preferred Fannie Mae stock that it held.  All of the Corporation’s Fannie Mae preferred stock was sold by the end of 2008.

It is likely the US Treasury Department will continue to hold both Fannie Mae and Freddie Mac under conservatorship until the health of these entities can be restored and the regulatory environment that govern these entities is strengthened to ensure their long term success.

ENB FINANCIAL CORP

FDIC Insurance Reform

President Bush signed the Emergency Economic Stabilization Act of 2008 on October 3, 2008.  This legislation temporarily raised the federal deposit insurance coverage limit per depositor from $100,000 to $250,000 through 2009.  Additionally, the Federal Deposit Insurance Corporation (FDIC) announced the details of its Temporary Liquidity Guarantee Program (TLGP) on October 14, 2008.  The purpose of this program is to strengthen confidence and encourage liquidity in the nation’s banking system.  This program is composed of two components:

•
The FDIC will guarantee certain newly issued senior unsecured debt issued on or after October 14, 2008, and before June 30, 2009, by participating financial institutions.  Financial institutions not desiring to participate in this program had to elect to opt out of this component.  The Corporation does not issue senior unsecured debt and therefore opted out of this feature of the TLGP.

•
The FDIC will provide full deposit insurance coverage for all of a bank’s non-interest bearing deposit transaction accounts regardless of the dollar amount.  Negotiable Order of Withdraw (NOW) accounts with interest rates less than or equal to 0.5% and Interest on Lawyer Trust Accounts (IOLTA) are also covered by this extended coverage.  This guarantee is temporary, expiring on December 31, 2009.  This component of the TLGP requires a bank to disclose to its customers if it is or is not participating in the program.  A participating bank is required to give a second disclosure to customers who have an agreement that sweeps money form a non-interest bearing transaction account to an interest bearing account or non-transaction account.  This disclosure must inform the customer that a transfer to an interest bearing account could decrease the customer’s FDIC deposit insurance coverage.

Capital Purchase Program of the Emergency Economic Stabilization Act of 2008

When the Emergency Economic Stabilization Act (EESA) of 2008 was passed on October 3, 2008, with $700 billion of funding, the initial focus of the act was to provide rapid relief to the banking and finance industry by purchasing troubled assets, primarily mortgage related debt.  The Troubled Asset Relief Program (“TARP”) was developed to purchase sub-prime debt and other impaired mortgage backed instruments.  Due to the rapidly declining health of large banks, brokerage houses, and insurance companies, the initial focus of the government purchasing troubled mortgage backed instruments was quickly changed to direct capital injections into the largest banks, and later regional and larger community banks.  While TARP was the standard phrase for banks receiving US Treasury funding, the Capital Purchase Program (CPP) was actually the program established for the US Treasury to invest in the nations banks by taking a senior cumulative preferred stock position.  Under the CPP the US Treasury would hold the preferred stock for five years, receiving a 5% dividend during this period.  The U.S. Treasury has the option to redeem the preferred stock after three years, in which case the government ownership would be transferred to other preferred equity holders or the preferred shares would be eliminated.  After five years the dividend rate on the preferred stock increases to 9%.  In an effort to provide confidence to the banking system the government required the nation’s largest banks to participate in the CCP.  Beyond the largest banks, other regional and community bank could apply to receive capital under the CPP.  Financial institutions had to evaluate their need for additional capital, and the attractiveness of the initial dividend rate, with the many strings attached to the program.  Many institutions did not have provisions for preferred stock in their equity structure and applied on a deferred basis until preferred shares could be authorized.  Besides adding additional preferred stock to the equity structure, the cost of the capital, and the element of government ownership, there are other restrictions in the plan involving increases to dividends and restrictions on stock repurchases that management did not believe were aligned with the Corporation’s strategic plan.  The Corporation is considered “Well Capitalized” under regulatory standards and compares vary favorably to the peer group in total and regulatory capital and as such management elected not to participate in the CPP.

American Recovery and Reinvestment Act of 2009

On February 18, 2009, President Barack Obama signed into law the American Recovery and Reinvestment Act of 2009.  The historical $789 billion economic recovery package is intended to stem the decline in the US economy.  About 35% of the plan is dedicated to tax cuts for businesses and individuals, including payroll tax credits, first time home buyer credits, and tax breaks on new car loan interest and sales tax.  The remainder of the package is spending related, including construction of highways and bridges, water and waste water treatment facilities, and high speed internet services.   Spending plans also include health and human services initiatives such as expanded unemployment benefits, food stamps, and subsidies for health insurance.  Due to the magnitude of this wide sweeping legislation, the package will undoubtedly impact nearly all segments of the economy and will in turn

ENB FINANCIAL CORP

impact the financial industry.  At the time of this report, Management is unable to determine whether this legislation will have a material impact on the Corporation’s financial condition and results of operations.

Ongoing Legislation

As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation’s business is particularly susceptible to changes in the federal and state legislation and regulations.  Over the course of time, various federal and state proposals for legislation could result in additional regulatory and legal requirements for the Corporation.  Management cannot predict if any such legislation will be adopted, or if adopted, how it would affect the business of the Corporation.  Past history has demonstrated that new legislation or changes to existing legislation usually results in a heavier compliance burden and generally increases the cost of doing business.

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein, from Item 6 on page 28 and the Income Statements on page 63 as found in this Form 10-K filing.

Available Information

A copy of the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as required to be filed with the Securities and Exchange Commission pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from our website: www.epnb.com or by request via e-mail to pwenger@epnb.com.  This information may also be obtained via written request to Mr. Paul W. Wenger, Secretary, Shareholder Relations, at ENB Financial Corp, 31 East Main Street, PO Box 457, Ephrata, PA, 17522.

The Corporation’s reports, proxy statements, and other information are available for inspection and copying at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC, 20549 at prescribed rates.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Corporation is an electronic filer with the Commission.  The Commission maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission.  The address of the Commission’s website is http://www.sec.gov.

Item 1A. Risk Factors

An investment in the Corporation’s common stock is subject to risks inherent to the banking industry and the equity markets. The material risks and uncertainties that management believes affect the Corporation are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Corporation.  Additional risks and uncertainties that management is not aware of or is not focused on, or currently deems immaterial may also impair the Corporation’s business operations.  This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Corporation’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Corporation’s common stock could decline significantly, and you could lose all or part of your investment.

Risks Related To The Corporation’s Business:

The Corporation Is Subject To Interest Rate Risk

The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to

ENB FINANCIAL CORP

many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies, particularly, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities but also the amount of interest it pays on deposits and borrowings.  Changes in interest rates could also affect:

•	The Corporation’s ability to originate loans and obtain deposits
•	The fair value of the Corporation’s financial assets and liabilities
•	The average duration of the Corporation’s assets and liabilities
•	The future liquidity of the Corporation

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Is Subject To Lending Risk

There are inherent risks associated with the Corporation’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across the Commonwealth of Pennsylvania and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Corporation.

As of December 31, 2008, 40.4% of the Corporation’s loan portfolio consisted of commercial, industrial, and construction loans secured by real estate.  Another 17.4% of the Corporation’s loan portfolio consisted of commercial loans not secured by real estate.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation’s Allowance For Possible Loan Losses May Be Insufficient

The Corporation maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses, charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Determining the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance

ENB FINANCIAL CORP

for possible loan losses; the Corporation will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income, and may have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Is Subject To Environmental Liability Risk Associated With Lending Activities

A significant portion of the Corporation’s loan portfolio is secured by real property. During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Corporation’s exposure to environmental liability. Although the Corporation has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation’s Profitability Depends Significantly On Economic Conditions In The Commonwealth of Pennsylvania

The Corporation’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and more specifically, the local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily located in Lancaster County, as well as Berks, Chester and Lebanon Counties.  The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Operates In a Highly Competitive Industry and Market Area

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Corporation operates. Additionally, various out-of-state banks have begun to enter or have announced plans to enter the market areas in which the Corporation currently operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, online banks, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.  Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on quality service, high ethical standards, and safe, sound management practices.
•	The ability to expand the Corporation’s market position.

ENB FINANCIAL CORP

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.
•	The rate at which the Corporation introduces new products and services relative to its competitors.
•	Customer satisfaction with the Corporation’s level of service.
•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability and have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Is Subject To Extensive Government Regulation and Supervision

The Corporation is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

The Corporation’s Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

New Lines of Business or New Products and Services May Subject the Corporation to Additional Risks

From time to time, the Corporation may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Corporation may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Corporation’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

The Corporation’s Ability to Pay Dividends Depends on Earnings and is Subject to Regulatory Limits.

The Corporation’s ability to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements.  Dividend payments are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies.  There is no assurance that the Corporation will have sufficient earnings to be able to pay dividends or generate adequate cash flow to pay dividends in the future. The Corporation’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

ENB FINANCIAL CORP

Future Acquisitions May Disrupt the Corporation’s Business and Dilute Stockholder Value

The Corporation may use its common stock to acquire other companies or make investments in Corporations and other complementary businesses. The Corporation may issue additional shares of common stock to pay for future acquisitions, which would dilute the ownership interest of current shareholders of the Corporation. Future business acquisitions could be material to the Corporation, and the degree of success achieved in acquiring and integrating these businesses into the Corporation could have a material effect on the value of the Corporation’s common stock. In addition, any acquisition could require the Corporation to use substantial cash or other liquid assets or to incur debt. In those events, the Corporation could become more susceptible to economic downturns and competitive pressures.

The Corporation May Not Be Able To Attract and Retain Skilled People

The Corporation’s success highly depends on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The Corporation does not currently have employment agreements or non-competition agreements with any of its senior officers.

The Corporation’s Information Systems May Experience an Interruption or Breach in Security

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. Many of the Corporation’s competitors have substantially greater resources to invest in technological improvements. The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business, the Corporation’s financial condition, and results of operations.

The Corporation Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Corporation’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Corporation they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

ENB FINANCIAL CORP

Other Events:

Natural Disasters, Acts Of War Or Terrorism and Other External Events Could Significantly Impact The Corporation’s Business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Severe weather or natural disasters, acts of war or terrorism, or other adverse external event, may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

Risks Associated With The Corporation’s Common Stock:

The Corporation’s Stock Price Can Be Volatile

Stock price volatility may make it more difficult for shareholders to resell their shares of common stock when they desire and at prices they find attractive. The Corporation’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.
•	Recommendations by securities analysts.
•	Operating and stock price performance of other companies that investors deem comparable to the Corporation.
•	News reports relating to trends, concerns and other issues in the financial services industry.
•	Perceptions in the marketplace regarding the Corporation and/or its competitors.
•	New technology used, or services offered, by competitors.
•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Corporation or its competitors.
•	Changes in government regulations.
•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Corporation’s stock price to decrease regardless of operating results.

The Trading Volume In The Corporation’s Common Stock Is Less Than That Of Other Larger Financial Services Companies

The Corporation’s common stock is listed for trading on the Over the Counter Bulletin Board (OTCBB) exchange.  The trading volume in its common stock is a fraction of that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.

An Investment In The Corporation’s Common Stock Is Not An Insured Deposit

The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Bank (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in the Corporation’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, an investor of the Corporation’s common stock may lose some or all of their investment.

ENB FINANCIAL CORP

The Corporation’s Articles Of Association, Bylaws and Shareholders Rights Plan As Well As Certain Banking Laws May Have An Anti-Takeover Effect

Provisions of the Corporation’s articles of incorporation and bylaws, federal banking laws, including regulatory approval requirements, and the Corporation’s stock purchase rights plan, could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination that could adversely affect the market price of the Corporation’s common stock.

Risks Associated With The Corporation’s Industry:

The Corporation operates in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations.

The Corporation is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on the Corporation and its operations. Additional legislation and regulations that could significantly affect the Corporation’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on the Corporation’s results of operations and financial condition.

Like other bank holding companies and financial institutions, the Corporation must comply with significant anti-money laundering and anti-terrorism laws. Under these laws, the Corporation is required, among other things, to enforce a customer identification program and file currency transaction and suspicious activity reports with the federal government. Government agencies have substantial discretion to impose significant monetary penalties on institutions, which fail to comply with these laws or make required reports.

The Earnings of Financial Services Companies Are Significantly Affected By General Business And Economic Conditions

The Corporation’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Corporation operates, all of which are beyond the Corporation’s control. Deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Corporation’s products and services, among other things, any of which could have a material adverse impact on the Corporation’s financial condition and results of operations.

Financial Services Companies Depend On the Accuracy and Completeness of Information about Customers and Counterparties

In deciding whether to extend credit or enter into other transactions, the Corporation may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Corporation may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

ENB FINANCIAL CORP

Consumers May Decide Not To Use Banks to Complete Their Financial Transactions

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Corporation’s financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

None

Item 2. Properties

ENB Financial Corp’s corporate headquarters and main office of Ephrata National Bank are located at 31 East Main Street, Ephrata, Pennsylvania.

Listed below are the office locations of properties owned by the Corporation.  Owned properties are not subject to any mortgage, lien, or encumbrance. The Corporation does not currently lease any locations.

ENB FINANCIAL CORP

Property Location	Owned

Corporate Headquarters/Main Office	Owned
31 East Main Street
Ephrata, Pennsylvania

Money Management Group	Owned
47 East Main Street
Ephrata, Pennsylvania

Technology Center	Owned
31 East Franklin Street
Ephrata, Pennsylvania

Main Street Drive-In	Owned
42 East Main Street
Ephrata, Pennsylvania

Cloister Office	Owned
809 Martin Avenue
Ephrata, Pennsylvania

Hinkletown Office	Owned
935 North Railroad Avenue
New Holland, Pennsylvania

Denver Office	Owned
One Main Street
Denver, Pennsylvania

Akron Office	Owned
351 South Seventh Street
Akron, Pennsylvania

Lititz Office	Owned
3190 Lititz Pike
Lititz, Pennsylvania

Blue Ball Office	Owned
110 Marble Avenue
Blue Ball, Pennsylvania

Manheim Office	Owned
1 North Penryn Road
Manheim, Pennsylvania

In addition to the above properties, the Corporation owns two other properties located in the Corporation’s Ephrata Main Street campus.  These properties were acquired in 2002, when a group of properties adjacent and surrounding the Corporation’s Main Office was purchased.  These two properties are being held for future use or possible sale while the other properties purchased in 2002 have been remodeled as office or operational space, and are reflected in the offices shown above.

Item 3.	Legal Proceedings

The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business; however, in the opinion of management, there are no proceedings pending to which the

ENB FINANCIAL CORP

Corporation is a party or to, which, if determined adversely to the Corporation, would be material in relation to the Corporation’s undivided profits or financial condition.  There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation.  In addition, no material proceedings are pending, are known to be threatened, or contemplated against the Corporation by governmental authorities.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation has only one class of stock authorized, issued and outstanding, which consists of common stock with a par value of $.20 per share.  As of December 31, 2008, there were 12,000,000 shares of common stock authorized with 2,869,557 shares issued and 2,844,195 shares outstanding to approximately 1,715 shareholders.  The Corporation’s common stock is traded on a limited basis on the Over The Counter Bulletin Board (OTCBB).  Prices presented in the table below reflect high and low prices of actual transactions known to management.  Prices and dividends per share are adjusted for stock splits. Market quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not reflect actual transactions.

	2008			2007
	High	Low	Dividend	High	Low	Dividend

First quarter	$26.85	$25.00	$0.31	$32.95	$29.00	$0.30
Second quarter	26.70	23.50	0.31	34.95	31.60	0.30
Third quarter	26.00	22.76	0.31	34.60	28.50	0.30
Fourth quarter	26.50	24.85	0.31	30.25	26.30	0.31

Dividends

Since 1973, the Corporation has paid quarterly cash dividends on approximately March 15, June 15, September 15, and December 15 of each year.  Prior to 1973, dividends were paid semi-annually.  The Corporation expects to continue the practice of paying quarterly cash dividends to its shareholders; however, future dividends are dependent upon future earnings.  Certain laws restrict the amount of dividends that may be paid to shareholders in any given year.  See Note M to the financial statements, found on page 80 of this Form 10-K filing, for information that discusses and quantifies this regulatory restriction.

ENB Financial Corp offers its shareholders the convenience of a Dividend Reinvestment Plan and the direct-deposit of cash dividends.  The Dividend Reinvestment Plan gives shareholders registered with the Corporation the opportunity to have their quarterly dividends invested automatically in additional shares of the Corporation’s Common Stock.  Shareholders who prefer a cash dividend may have their quarterly dividends deposited directly into a checking or savings account at their financial institution.  For additional information for either program, contact the Stock Registrar and Dividend Paying Agent.

Purchases

The following table details the Corporation’s purchase of its own common stock during 2008.  ENB Financial Corp was formed on July 1, 2008, as the successor of Ephrata National Bank, which did not have an open purchase plan in effect during the first six months of 2008.

ENB FINANCIAL CORP

Issuer Purchase of Equity Securites

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans *	U Maximum Number of Shares that May Yet be Purchased nder the Plan *

July 1, 2008 to July 31, 2008	None	N/A	None	N/A

August 1, 2008 to August 31, 2008	None	N/A	None	N/A

September 1, 2008 to September 30, 2008	16,500	$25.84	16,500	123,500

October 1, 2008 to October 31, 2008	6,000	$25.45	22,500	117,500

November 1, 2008 to November 30, 2008	7,800	$25.65	30,300	109,700

December 1, 2008 to December 31, 2008	2,100	$25.75	32,400	107,600

Total	32,400

*On August 13, 2008, the Board of Directors of ENB Financial Corporation announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of outstanding common stock.  Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s Dividend Reinvestment Plan (DRP) and Employee Stock Purchase Plan (ESPP).  The first purchase of common stock under this plan occurred on August 27, 2008.  By December 31, 2008, a total of 32,400 shares were repurchased at a total cost of $833,000 for an average cost per share of $25.71.  It is anticipated that management will continue to repurchase additional shares throughout 2009.

Recent Sales of Unregistered Securities and Equity Compensation Plan

The Bank does not have an equity compensation plan and has not sold any unregistered securities.

Shareholder Performance Graph

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on ENB Financial Corp’s common stock against the cumulative total return of the Russell 2000 Index and the Mid-Atlantic Custom Peer Group Index for the period of five fiscal years commencing January 1, 2004, and ending December 31, 2008.  The group shows that the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2003, in each of the following: the Corporation’s common stock, the Russell 2000 Index and the Mid-Atlantic Custom Peer Group Index, and that all dividends were reinvested in those securities over the past five years, the cumulative total return on such investment would be $91.04, $95.44, and $83.30, respectively.  The shareholder return shown on the graph below is not necessarily indicative of future performance.

ENB FINANCIAL CORP

ENB Financial Corp.

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
ENB Financial Corp.	100.00	115.63	117.83	102.62	91.22	91.04
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
Mid-Atlantic Custom Peer Group*	100.00	113.29	113.25	115.44	107.89	83.30

*Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

ENB FINANCIAL CORP

Item 6  - Selected Financial Data
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
The selected financial data set forth below should be read in conjunction with the Corporation's financial statements and their accompanying notes presented elsewhere herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	$	$	$	$	$
INCOME STATEMENT DATA
Interest income	34,725	33,784	31,567	28,087	25,969
Interest expense	14,598	14,692	12,904	9,401	7,703
Net interest income	20,127	19,092	18,663	18,686	18,266
Provision for loan losses	669	1,446	1,276	390	540
Other income	4,907	4,801	3,402	4,127	3,780
Other expenses	20,468	16,831	15,300	13,828	13,051
Income before income taxes	3,897	5,616	5,489	8,595	8,455
Provision for Federal income taxes	(117)	553	718	1,610	1,654
Net income	4,014	5,063	4,771	6,985	6,801

PER SHARE DATA
Net income (basic and diluted)	1.40	1.77	1.67	2.39	2.31
Cash dividends paid	1.24	1.21	1.17	1.12	1.04
Book value at year-end	23.92	24.05	23.14	22.28	22.28

BALANCE SHEET DATA
Total assets	688,423	633,762	606,670	577,578	544,063
Total Loans	411,954	384,999	365,977	328,766	301,892
Securities	214,421	192,960	191,577	206,305	208,094
Deposits	511,112	478,726	469,259	448,786	415,138
Total borrowings	103,800	82,100	67,200	60,900	59,400
Stockholders' equity	68,045	68,822	65,957	64,062	65,561

SELECTED RATIOS
Return on average assets	0.60%	0.82%	0.81%	1.27%	1.29%
Return on average stockholders' equity	5.89%	7.63%	7.45%	10.71%	10.59%
Average equity to average assets ratio	10.20%	10.72%	10.85%	11.84%	12.14%
Dividend payout ratio	88.57%	68.36%	70.06%	46.86%	44.96%
Efficiency ratio	75.09%	65.42%	61.92%	56.42%	56.20%
Net interest margin	3.51%	3.62%	3.68%	3.92%	4.01%

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of the Corporation.  This discussion and analysis should be read in conjunction with the financial statements and other financial schedules included in this annual report.  The financial condition and results presented are not indicative of future performance.

Results of Operations

Overview

The Corporation recorded net income of $4,014,000 for the year ended December 31, 2008, a 20.7% decrease from the $5,063,000 earned during the same period in 2007.  The 2007 net income was 6.1% higher than the 2006 net income of $4,771,000.  Earnings per share, basic and diluted, were $1.40 for 2008, compared to $1.77 in 2007 and $1.67 in 2006.

Two large items negatively affected the Corporation’s 2008 net income:

•
The Corporation recorded a total of $1,278,000 of losses related to FNMA preferred stock during 2008. The impairment and realized loss on Federal National Mortgage Association (“FNMA”) preferred stock resulting from the deterioration of the financial condition of FNMA, leading to a government takeover on September 7, 2008.  Losses on sale of the stock occurred in both the third and fourth quarter of 2008 with impairment recorded as of September 30, 2008.  The Corporation sold all the preferred stock held the investment portfolio prior to December 31, 2008, therefore no future losses will occur related to this investment.

•
The Corporation recorded $1,222,000 of additional salary and benefit expense related to a separation package offered to qualifying employees.  Management chose to offer the package as part of an organizational restructuring. The organizational restructuring was one of many recommendations that resulted from a business process improvement engagement, based on industry standards.  Management anticipates that the Corporation will recoup the majority of this charge during 2009 in the form of a lower level of salary and benefit costs than previously would have been experienced.  The organizational restructuring engagement was dilutive to income in 2008, because of the separation package and costs of the engagement, but is expected to be accretive to income in 2009 as operational efficiencies and income generation is gained from new processes.

Despite economic disruption and a rapidly changing rate environment, the Corporation’s net interest income increased at a healthy rate of 5.4%, or $1,035,000 for the year ended December 31, 2008, compared to the prior year.   Other income excluding the gain or loss on securities increased 16.6% or $769,000 for 2008, compared to 2007.  Meanwhile, operational costs for 2008 compared to 2007 increased at a pace of 21.6%, or $3,637,000, including the charge for the separation package.  Excluding the one-time charge, total operating expenses would have increased 14.3%.  The Corporation’s provision for loan losses expense in 2008 decreased by $777,000 or 53.7% compared to 2007.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (“ROA”) and return on average equity (“ROE”).  ROA measures how efficiently a bank generates income based on the amount of assets or size of a company.  ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.  The latter measurement typically receives more attention from shareholders.  The 2008 ROA and ROE decreased from 2007 due to the lower level of income earned in 2008 compared to 2007.

Key Ratios	Twelve Months Ended
	December 31,
	2008	2007

Return on Average Assets	0.60%	0.82%
Return on Average Equity	5.89%	7.63%

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The results of the Corporation’s operations is best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Non-interest income
•	Non-interest expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income represents the largest portion of the Corporation’s operating income.  In 2008, net interest income generated nearly 80.4% of the Corporation’s gross revenue stream, compared to 79.9% in 2007 and 84.6% in 2006. Since net interest income comprises a significant portion of the operating income, the direction and rate of increase or decrease will often indicate the overall performance of the Corporation.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (“FTE”) basis.  For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on a FTE basis.  The FTE net interest income shown in both tables below will exceed the NII reported on the statements of income.  The amount of FTE adjustment totaled $1,649,000 for 2008 and $1,776,000 for both 2007 and 2006.

The amount of the tax adjustment varies depending on the amount of income earned on tax-free assets. Currently, the Corporation is in an alternative minimum tax position where tax–advantaged loans and securities do not offer the benefit that they did previously.  As a result, the Corporation has discontinued purchasing tax-free municipal securities until the Corporation resumes a normal tax position. Therefore, the tax equivalent adjustment declined in 2008, and will continue to decline in the next year.  In addition, management has diversified the tax-free assets and income by purchasing bank owned life insurance (BOLI), which is included in other income rather than in net interest income.

Net Interest Income
(Dollars in thousands)

	Year ending
	2008	2007	2006
	$	$	$

Total interest income	34,725	33,784	31,567
Total interest expense	14,598	14,692	12,904
Net interest income	20,127	19,092	18,663
Tax equivalent adjustment	1,649	1,776	1,776
Net interest income (fully taxable equivalent)	21,776	20,868	20,439

NII is the difference between interest income earned on assets and interest expense incurred on liabilities.  Accordingly, two factors affect net interest income:

•	The rates charged on interest-earning assets and paid on interest-bearing liabilities
•	The average balance of interest-earning assets and interest-bearing liabilities

The Federal Funds rate, the Prime rate, and the shape of the US Treasury curve, all affect the net interest income.

The Federal Funds rate, which is the overnight rate that financial institutions charge other financial institutions to buy or sell overnight funds, has declined from 5.25% in August 2007 to 0.25% by December 31, 2008.  The Federal Funds

ENB FINANCIAL CORP
Management’s Discussion and Analysis

rate declined 100 basis points in the second half of 2007, with another 400 basis points of reductions in 2008.  The rate reductions have generally had offsetting positive and negative impacts to the Corporation’s NII.

The Prime rate typically moves in tandem with the Federal Funds rate. The decrease in the Federal Funds rate has reduced the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense.  The decrease of the Prime rate reduced the yield on the Corporation’s prime-based loans.  Therefore, these same rate movements had a direct negative impact on the interest income for the Corporation.   The Corporation’s fixed rate loans do not reprice as rates change; however, with the steep decline in interest rates, more customers have refinanced into lower fixed rate loans or moved into Prime based loans.  Management has instituted floors on certain loan instruments and revised pricing standards to counter balance the reduction of loan yield during this historically low rate period.

Through most of 2007, the US Treasury curve was primarily flat.  By the first quarter of 2008, overnight and short-term funds were at significantly lower rates than in 2007, while mid-term and long-term rates did not decline, resulting in a positively sloped yield curve.  The change in slope of the US Treasury curve made it possible for management to grow interest-earning assets at favorable yields.  Since deposits and borrowings are generally priced on the short-term rates while loans and securities are priced on rates out beyond one year, the significant rate drops on the short end of the rate curve permitted management to reduce the overall cost of funds during 2008 by repricing time deposits and borrowings to lower levels.  Rates on interest bearing core deposit accounts were also reduced during 2008, primarily in the later half of the year.  Meanwhile, management continued to invest in securities and originate loans at longer terms, where the US Treasury curve and market rates remained higher.

Management anticipates that interest rates will remain at these historically low rates for most of 2009 and possibly into 2010 because of the current economic and credit situation.  This will likely result in the US Treasury curve retaining a significant positive slope for 2009, based on currently available economic data.  This will allow management to continue to price the vast majority of liabilities based at lower short-term rates, while pricing loans and investments off of the 5-year and 10-year Treasury rates that are significantly above short-term rates.  Management currently anticipates that the Corporation’s margin will stabilize and could improve slightly in 2009 as additional time deposits and borrowed funds reprice to lower interest rates.

The following table provides an analysis of year-to-year changes in net interest income by isolating the changes in terms of changes in average balances and changes in interest rates.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME
Federal funds sold	(116)	(86)	(202)	176	3	179
Securities available for sale:
Taxable	1,988	510	2,498	(344)	350	6
Tax-exempt	(523)	39	(484)	(209)	(132)	(341)
Total securities	1,465	549	2,014	(553)	218	(335)
Loans	948	(1,865)	(917)	1,855	464	2,319
Regulatory Stock	30	(111)	(81)	5	49	54
Total interest income	2,327	(1,513)	814	1,483	734	2,217

INTEREST EXPENSE
Deposits:
Demand deposits	63	(565)	(502)	40	(216)	(176)
Savings deposits	16	(92)	(76)	(5)	(77)	(82)
Time deposits	626	(658)	(32)	331	974	1,305
Total deposits	705	(1,315)	(610)	366	681	1,047

Borrowings:
Federal funds purchased	70	(58)	12	(67)	1	(66)
Other borrowings	647	(143)	504	646	161	807
Total borrowings	717	(201)	516	579	162	741
Total interest expense	1,422	(1,516)	(94)	945	843	1,788

NET INTEREST INCOME	905	3	908	538	(109)	429

In 2008, the Corporation’s net interest income NII on a FTE basis increased by $908,000 compared to 2007, a 4.4% increase.  Total interest income for 2008 increased $814,000, or 2.3%, over 2007, while interest expense decreased by $94,000, or 0.6%, from 2007 to 2008.  The FTE interest income from the securities portfolio increased $2,014,000, or 20.2%, while loan interest income declined $917,000 or 3.6%.  The remaining smaller other earning asset categories also reflected declines in interest income.  During most of 2008, loan demand was low and the Corporation used available liquidity generated by deposits and additional borrowings to invest in securities; therefore, the growth in the securities portfolio added $1,465,000 to the net interest income, while higher available yields contributed $549,000 of the increase to net interest income.

Loan demand did increase marginally in the last quarter of the year, contributing growth in loan balances, which added $948,000 to net interest income.  Decreases in loan yield offset the additional income from loan growth, reducing net interest income by $1,865,000. In the 2008 rate environment, management determined that the low yield on Federal Funds sold made it less advantageous to carry extra cash; therefore, the Corporation managed liquidity to maintain minimal Federal Funds Sold, decreasing the interest income on Federal Funds sold by $202,000.

Interest-bearing liabilities grew steadily throughout 2008; however, with significantly lower interest rates, total interest expense declined slightly despite the increase in balances.  Lower rates on all deposit groups caused $1,315,000 of savings while higher balances increased interest expense by $705,000, resulting in net savings of $610,000.  Demand deposits reprice the most rapidly and therefore the Corporation reduced interest expense by $565,000 due to lower rates. Time deposits balances increased especially in the second half of 2008, when the stock market began to decline, adding $626,000 to expense, but time deposits repricing to lower interest rates reduced interest expense by $658,000, causing a net reduction of $32,000 in time deposit interest expense.  Historically, the Corporation has seen increases in

ENB FINANCIAL CORP
Management’s Discussion and Analysis

time deposits when the equity markets decline, as investors attempt to protect principal.  This occurred in 2008 and even with the historically low rate environment; the Corporation was successful in increasing all deposits by remaining competitive. As 2008 progressed, and interest rates declined, the Corporation was able to reduce the cost of funds significantly. These rate reductions more than compensated for the increase in deposit balances.

The Corporation used borrowings to supplement liquidity generated by deposits during the year. The increase in Federal Funds purchased had almost a neutral effect, increasing interest expense $70,000 related to increased balances, while reducing expense $58,000 due to lower rates, for a net increase to expense of $12,000.  Long-term borrowing balances increased interest expense $647,000, only slightly higher than the increase generated by time deposit growth.

The following table shows a more detailed analysis of net interest income on a FTE basis shown with all the major elements of the Bank’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities. Additionally, the analysis provides the net interest spread and the net yield on interest-earning assets.  The net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  The net interest spread has the deficiency of not giving credit for the non-interest-bearing funds and capital used to fund a portion of the total interest-earning assets.  For this reason, management emphasizes the net yield on interest-earning assets, also referred to as the net interest margin (“NIM”).  The NIM is calculated by dividing net interest income on an FTE basis into total average interest-earning assets.  NIM is generally the benchmark used by analysts to measure how efficiently a bank generates net interest income.  For example, a financial institution with a NIM of 3.75% would be able to use fewer assets and still achieve the same level of net interest income as financial institution with a NIM of 3.50%.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
	2008			2007			2006

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest on deposits at other banks	1,310	32	2.49	4,502	234	5.20	1,116	55	4.93
Securities available for sale:
Taxable	167,845	8,511	5.07	128,031	6,013	4.69	135,558	6,007	4.43
Tax-exempt	54,403	3,455	6.35	62,643	3,939	6.29	65,947	4,280	6.49
Total securities (d)	222,248	11,966	5.38	190,674	9,952	5.22	201,505	10,287	5.11
Loans (a)	391,112	24,209	6.19	376,539	25,126	6.67	348,621	22,807	6.54
Regulatory stock	4,737	167	3.52	4,177	248	5.94	4,074	194	4.76
Total interest earning assets	619,407	36,374	5.87	575,892	35,560	6.17	555,316	33,343	6.00
Non-interest earning assets (d)	48,773			43,494			34,732
Total assets	668,180			619,386			590,048
LIABILITIES &STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	99,614	1,231	1.24	95,961	1,733	1.81	93,974	1,909	2.03
Savings deposits	72,049	300	0.42	68,956	376	0.55	69,679	458	0.66
Time deposits	219,769	8,939	4.07	204,947	8,971	4.38	196,718	7,666	3.90
Borrowed funds	97,497	4,128	4.23	79,902	3,612	4.52	66,715	2,871	4.30
Total interest bearing liabilities	488,929	14,598	2.99	449,766	14,692	3.27	427,086	12,904	3.02
Non-interest bearing liabilities:
Demand deposits	106,029			98,228			94,005
Other	5,092			5,007			4,934
Total liabilities	600,050			553,001			526,025
Stockholders' equity	68,130			66,385			64,023
Total liabilities & stockholders' equity	668,180			619,386			590,048
Net interest income (FTE)		21,776			20,868			20,439
Net interest spread (b)			2.89			2.91			3.32
Effect of non-interest bearing funds			0.62			0.71			0.36
Net yield on interest earning assets (c)			3.51			3.62			3.68
(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  Average balances also include net deferred loan fees of ($308,000) in 2008, ($348,000) in 2007 and ($513,000) in 2006.  Such fees recognized through income and included in the interest amounts totaled $48,000 in 2008, $80,000 in 2007, and $118,000 in 2006.
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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s interest expense increased at a slightly faster pace than the interest income, resulting in a lower net interest margin (“NIM”) at 3.51% for 2008 compared to 3.62% for 2007.  The lower NIM resulted from the rate earned on asset decreasing at a faster pace than rates paid on liabilities.  The yield earned on assets dropped 30 basis points while the rate paid on liabilities dropped 28 basis points. While the difference in yield earned and rate paid is not significant alone, it becomes more of a factor given the amount assets that repriced compared to the amount of liabilities that repriced.  Management anticipates NIM improvement in 2009 as the rate curve remains in a steep positive slope allowing further cost savings to occur on liabilities, while loans have essentially reached the bottom of the pricing cycle. Prime rate decreases that have a negative impact to loan yield should be over now that the target Federal funds rate is between 0.00% and 0.25%.  The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue.  For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Securities achieved higher yields for the year 2008, compared to 2007.  Some of the securities purchased four and five years ago, when interest rates were at 40-year historically lows, have matured. The Corporation reinvested those funds at higher rates during 2008, prior to the significant fourth quarter 2008-rate decreases.  Additionally, new purchases were made into instruments that carried larger than traditional spreads due to the turmoil in the credit markets.  Management anticipates that further improvement on asset yield will be difficult to achieve with a low Prime rate on variable loans and lower US Treasury rates, combined with customer refinancing fixed rate loans to gain favorable terms.

The rate paid on deposits and borrowings decreased for the year ended December 31, 2008, over the same period for 2007.  Management follows a disciplined pricing strategy on core deposit products that are not rate sensitive, meaning that the balances do not fluctuate significantly when interest rates change.  The pricing strategy helped to manage the cost of funds by reducing interest rate expense on savings deposits by 13 basis points and on time deposits by 31 basis points in 2008.  Management captured rate savings on time deposits as large portions of the time deposit portfolio repriced downward as interest rates declined.  This opportunity resulted from several converging market conditions, including uncertainty in the stock market, local bank consolidation, and economic turmoil.  Typically, the Corporation sees increases in time deposits during periods when consumers are not confident in the stock market and economic conditions deteriorate.  During these periods, there is a “flight to quality” and federally insured deposits.  Management believes the Corporation benefited beyond these normal behavior patterns due to two recent mergers in the Corporation’s immediate market area.  One merger was finalized in the fourth quarter of 2007, and the other was finalized in the first quarter of 2008.  In this environment, the Corporation is not under normal pricing pressures.  Management believes the competitive advantage related to merger activity has subsided.  The newest trend is customers being less rate sensitive due to greater concern about the health of the financial institution.  In this regard, the Corporation has benefited due to stronger capital and better earnings performance than several local competitors.

The average rate of borrowed funds decreased a moderate 29 basis points from 2007 to 2008.  Several long-term borrowings matured and were refinanced at lower interest rates.  Throughout most of 2008, the fixed borrowing rates were lower than the average rate paid on the Corporation’s existing borrowings.  The Corporation may have opportunities to decrease borrowing costs in 2009 as additional fixed rate borrowings mature or reprice.  Additionally, the average rate on borrowings will decline should borrowings increase and additional loans are obtained at lower rates.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio.  The Corporation added $669,000 to the allowance for 2008 compared to $1,446,000 for 2007. The Corporation gives special attention to the level of delinquent loans.  The analysis of the loan loss allowance takes into consideration, among other things, the following factors:

•	Historical loan loss experience by loan type
•	Concentrations of credit risk
•	Credit migration analysis
•	Volume of delinquent and non-performing loans
•	Loan portfolio characteristics
•	Current economic conditions

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Despite the current state of the economy, specifically the weaker housing market and ongoing credit concerns, the Corporation has not experienced significant increases in loan delinquencies or foreclosures. The provision for the year ended December 31, 2008, has normalized to the usual range of $150,000 to $200,000 per quarter.  Management deems this range sufficient to provide for the growth in the loan portfolio, as well as minor changes in credit risk. During 2007, management charged off several large commercial loans that were determined to be uncollectible.  This action required a significant provision to bring the allowance for loan losses back to the desired level. The Corporation has experienced a lower amount of charged-off loans in 2008.  Management continues to take a prudent stance in determining the allowance for loan losses and has continued to increase the allowance as a percentage of total loans, ending December 31, 2008, at 1.02%, compared to 0.95% as of December 31, 2007.

Management continues to evaluate the allowance for loan loss in relation to the growth of the loan portfolio and its associated credit risk, and believes the provision and the allowance for loan losses are adequate to provide for future loan losses. For further discussion of the calculation, see the “Allowance for Loan Loss” section below.

Other Income

Other income for 2008 was $4,907,000, an increase of $106,000 or 2.2%, compared to the $4,801,000 earned in 2007.  The following table details the categories that comprise other operating income.

OTHER INCOME
(DOLLARS IN THOUSANDS)

	2008 vs. 2007				2007 vs. 2006
	2008	2007	Increase (Decrease)		2007	2006	Increase (Decrease)
	$	$	$	%	$	$	$	%
Trust and investment services	971	952	19	2.0	952	777	175	22.5
Service charges on deposit accounts	1,454	1,231	223	18.1	1,231	1,305	(74)	(5.7)
Other fees	607	461	146	31.7	461	492	(31)	(6.3)
Commissions	1,328	1,124	204	18.1	1,124	991	133	13.4
Net realized gains (losses) on sales of securities available for sale	(506)	157	(663)	(422.3)	157	(870)	1,027	(118.0)
Gain (loss) on sale of mortgages	123	118	5	4.2	118	197	(79)	(40.1)
Earnings on bank owned life insurance	632	469	163	35	469	253	216	85.4
Other miscellaneous income	298	289	9	3.1	289	257	32	12.5

Total other income	4,907	4,801	106	2.2	4,801	3,402	1,399	41.1

The most significant variance for the year ended December 31, 2008, compared to the same period of 2007, was in the gain or loss on security transactions.  During 2008, the Corporation recorded losses of $1,278,000 on the sale and impairment of Fannie Mae preferred stock.  The declining financial condition of the Government Sponsored Entities, and the unprecedented actions taken by the United States Treasury Department and the Federal Housing Finance Agency (FHFA), directly resulted in a sharp decline in the value of these preferred stocks, leading to sales and impairment in the third quarter of 2008.  Management sold all remaining preferred stock in the fourth quarter of 2008.  Other securities sold at gains and losses partially offset the $1,278,000 loss recorded during 2008.  In 2007, the gains and losses resulted in a net gain of $157,000.  The difference of recording net realized losses of $506,000 in 2008 compared to net realized gains of $157,000 in 2007 represents a year over year decrease of $663,000.

Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party.  In 2008, traditional trust service income remained stable increasing $2,000.  Alternative investment services income increased $17,000, or 6.7%, over 2007 income.  The amount of customer investment activity drives the investment services income; therefore, the economic slowdown throughout the year has diminished customer interest in investing in the equity market.  The trust and investment services area continues to be an area of strategic focus for the Corporation.  Management believes there is a great need for retirement, estate, and small business planning in the Corporation’s service area.  Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts for the year ending December 31, 2008, increased by $223,000, or 18.1%, compared to 2007.  Overdraft service charges for 2008, which comprise almost 90% of the total deposit service

ENB FINANCIAL CORP
Management’s Discussion and Analysis

charges increased substantially to $1,300,000 in 2008 from $1,100,000 in 2007, an 18.2% increase.  The Corporation instituted new operational procedures for posting transactions and assessing overdraft charges in the fourth quarter of 2008, which caused this increase.  Management expects that overdraft income for 2009 will also show a significant increase over 2008.

Other fees increased for the year ended December 31, 2008, by $146,000, or 31.7%, compared to the previous year.  Loan related fees increased $144,000, while the remaining fee income categories remained flat.  The Corporation assesses fees to customers when they amend the original terms of their mortgage agreement, to change the length of the term, change the rate, or both.  These amendments allow customers to obtain favorable terms without rewriting the loan however.  These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans.  This type of activity was prevalent throughout 2008 as rates decreased, causing the Corporation’s loan related fees to increase.

The largest component of commission income is from the Corporation’s Debit MasterCard®.  The amount of customer usage of the card at point of sale transactions determines the level of commission income received.  The earned debit card income of $1,087,000 in 2008 is an increase of $156,000, or 16.8%, over 2007.  Customers have become more comfortable with the use of debit cards, and they are now widely accepted by merchants, thereby increasing the number of transactions processed.  Another large component of commission income is from MasterCard and Visa® commission, which provided income of $165,000 for 2008, an increase of $33,000, or 25.3%, over 2007.  MasterCard and Visa commission is the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers.  Management expects both of these categories to increase as the reliance on electronic payment systems expands.

Although economic conditions have slowed the sale of homes and new construction throughout 2008, the amount of mortgages originated for sale to the secondary market was similar to 2007.  Secondary mortgage financing activity drives the gains on the sale of mortgages, which showed an increase of $5,000 or 4.2% for 2008 compared to 2007. Given the current housing market conditions, management anticipates that gain or loss on sale of mortgages may decline.

The earnings on BOLI increased $163,000, or 35%, for 2008 compared to 2007.  The increases in BOLI income resulted from additional BOLI purchases that occurred in 2007.  The BOLI income for 2008 reflects the first full year of income recorded on those purchases, compared to the partial year of income recorded last year.  Management does not foresee any further BOLI purchases in 2009; therefore, increases in BOLI income generally result from increases in the cash surrender value. Death benefits paid upon death that exceed the policies cash surrender value are recorded in miscellaneous income.

The miscellaneous income category increased $9,000, or 3.1%, for 2008 over 2007.  This category had a number of offsetting increases and decreases.  Increases occurred related to a sales tax refund of $23,000 and a death benefit over existing cash surrender value of $12,000.  Offsetting these increases was a $25,000 reduction of net servicing fees on mortgage servicing rights due to the loss of value of the mortgage-servicing asset.

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the last three years along with the percentage increase or decrease for 2008 and 2007 compared to the previous year.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	2008 vs. 2007				2007 vs. 2006
	2008	2007	Increase (Decrease)		2007	2006	Increase (Decrease)
	$	$	$	%	$	$	$	%

Salaries and employee benefits	11,892	9,693	2,199	22.7	9,693	8,600	1,093	12.7
Occupancy expenses	1,242	1,146	96	8.4	1,146	1,025	121	11.8
Equipment expenses	957	899	58	6.5	899	891	8	0.9
Advertising & marketing expenses	411	415	(4)	(1.0)	415	423	(8)	(1.9)
Computer software & data processing expenses	1,508	1,383	125	9.0	1,383	1,330	53	4.0
Shares tax	721	449	272	60.6	449	432	17	3.9
Outside services	1,643	968	675	69.7	968	928	40	4.3
Other operating expenses	2,094	1,878	216	11.5	1,878	1,671	207	12.4
Total Operating Expenses	20,468	16,831	3,637	21.6	16,831	15,300	1,531	10.0

Salaries and employee benefits are the largest category of other expenses.  In general, they comprise more that 55% of the Corporation’s total operating expense.  For the year 2008, salaries and benefits increased $2,199,000 or 22.7%, however $1,222,000 of the increase related to a separation package offered to a specific group of employees as part of workforce realignment.  The $1,222,000 charge consists of $866,000 for severance pay and $356,000 for medical insurance coverage continuation. Excluding the one-time separation package, the salaries and benefits for 2008 increased $977,000, or 10.1%, over 2007.  Salaries grew primarily due to additional staff, including the staff for a new branch, new operational and administrative positions, and typical merit increases.  Insurance costs continue to increase at a rate of over 10% per year.  Pension expense was $527,000 in 2008 compared to $476,000 in 2007, a $51,000, or 10.7%, increase.  Eligible employees receive pension contributions based upon compensation subject to certain caps; therefore, this increase is generally consistent with the increase in salary expense.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Occupancy expenses have increased by $96,000, or 8.4%, for 2008 compared to 2007.  The increases were spread across all occupancy categories.  Depreciation increased $31,000, or 6.4%, and real estate taxes increased $13,000, or 6.2%.  The addition of a new branch was primarily responsible for these increases.  Utility expenses were higher due to higher energy costs affecting electric and oil prices.  Building repair and maintenance costs continue to rise in tandem with higher cost related to materials and supplies, along with the aging of facilities.

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements.  The STAR network fees are the fees paid to process all ATM and debit card transactions.  STAR network fees were $794,000 in 2008 and $723,000 in 2007, a $71,000, or 9.8%, increase.  This increase parallels the increased number of electronic transactions executed by customers. Management expects that this cost will rise as ATM and debit card point of sale transactions increase. Software related expenses increased $45,000, or 7.1%, for the year ending December 31, 2008, compared to the same period in 2007.  The majority of the software cost increase comes from software investments to update the Corporation’s technology, including an upgrade in the core processing software system in 2008.  Management expects software expenses to rise in 2009 due to several software-based initiatives.

Outside services expenses rose $675,000, or 69.7%, over the 2007 expenses.  Outside services include accounting and auditing fees, legal fees, loan review fees and other third-party services.  In 2008, management engaged the consulting arm of the Corporation’s core-processing vendor to conduct an organizational efficiency and income generation initiative.  The fees associated with that contract amounted to $481,000 in 2008 of outside services expenses with an additional $275,000 due in 2009.  In addition, legal and shareholder related expenses increased substantially in 2008 due to the formation of the bank holding company.  Combined, these two categories increased $99,000.  Accounting and auditing fees increased $21,000, or 9.3%, which is typical across the industry to provide the necessary level of audit service for the Corporation’s size and complexity.  Additionally, the majority of the increase in accounting and

ENB FINANCIAL CORP
Management’s Discussion and Analysis

auditing costs is the result of the Corporation being subject to Section 404 of the Sarbanes Oxley Act, which in 2009 includes the attestation of internal controls.  Student loan servicing expense increased $19,000, or 32.7%, due to higher costs to service the loans, while trust department processing fees increased $25,000, or 78.1%, due to upgrades and an agreement for a higher level of service.  Additionally, two new servicing arrangements related to the bank holding company increased other outside services by $15,000.  Offsetting these increases, courier services declined $14,000, or 34.1%, for the year 2008 compared to 2007 due to efficiencies gained through Check 21 imaging initiatives.  The remainder of the increase in outside services occurred among a variety of different service providers.

Shares tax expense rose $272,000, or 60.6%, for 2008 over 2007.  In 2007 and prior years, the Bank was able to reduce shares tax expenses by reducing the number of shares on which the tax was assessed due to charitable trusts with Ephrata National Bank stock holdings.  In 2008, the shares that were previously exempt from taxation as part of charitable trusts were no longer eligible for exemption. Therefore, all outstanding ENB Financial Corp shares are now subject to tax.  Management does not anticipate a substantial increase in this expense in 2009.

Other operating expenses include the remainder of the Corporation’s operating expenses.  Some of the larger items included in this category are:

•	Postage
•	Regulator and tax assessments
•	Director fees and expense
•	Travel expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses

The largest increases for 2008 over 2007 occurred in FDIC assessments up, $175,000; travel expense, up $104,000, and adjustments to the allowance for off balance sheet commitments, up $89,000.  The FDIC expenses for 2008 include the significantly higher charges for the FDIC insurance fund.  In 2007, the FDIC insurance charges were offset by a one-time credit determined in 2006 that was applied to the insurance charges when the FDIC began assessing them in 2007.  Additionally, the FDIC has announced significant increases in the insurance assessments in 2009 to reimburse the fund after payouts related to bank failures and to pay for increase in the insurance level from $100,000 to $250,000.  Management estimates that FDIC costs could increase by more than $500,000 in 2009. Information subsequent to the reporting date indicates there may be additional FDIC assessments.  Based on information currently available, management estimates an additional $1.1 million in FDIC insurance expense resulting from a one-time assessment, which is in addition to the increase in the regular quarterly assessments.  Travel expenses were higher in 2008 mostly due to the out of pocket and travel expenses associated with the Corporation’s business consulting engagement.  Management anticipates that travel expenses will revert to a normal level in 2009.  Offsetting these increases, the expense on other real estate owned (“OREO”) decreased $88,000 because a loss of $116,000 on OREO was recorded in 2007, with no comparable activity in 2008.  Additionally, director expense decreased $33,000 due to the completion of deferred compensation payments for past directors.  Delinquent loan expense declined $32,000 because of higher expense related to charged off properties in 2007.

Management uses the efficiency ratio as one metric to evaluate operating expenses.  The efficiency ratio measures the efficiency of the Corporation in producing one dollar of revenue.  For example, an efficiency ratio of 60% means it costs sixty cents to generate one dollar of revenue.  A lower ratio represents better operational efficiency.  The formula for calculating the efficiency ratio is total operating expenses, excluding foreclosed property and OREO expenses, divided by FTE net interest income, prior to the provision for loan losses plus other income, excluding gain or loss on securities.  For 2008, the Corporation’s efficiency ratio was 75.1%, an increase from 65.4% for 2007.  This significant increase is largely due to the one time cost of $1,222,000 for the separation package related to the Corporations realignment of resources.  Management has a long-term goal of reducing the efficiency ratio to less than 65% and believes in 2009 the efficiency ratio will improve to a ratio similar the 2007 ratio.

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes.  The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, no taxable activity is conducted at the corporate level.  The Corporation’s wholly owned subsidiary, Ephrata National Bank, is not subject to state income tax, but does pay Pennsylvania Bank Shares Tax.  The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income under operating expenses.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate.  The effective tax rate is calculated by dividing the Corporation’s provision for income tax by the pretax income for the applicable period.  Note L to the financial statements provides details on the Corporation’s Federal income tax.

For the year ended December 31, 2008, a tax benefit of $117,000, rather than a tax provision, was recorded.  The Corporation’s taxable income for book purposes was negative due to the lower earnings performance, combined with the benefit of a high level of tax-free assets, and the reduction of a tax valuation allowance.  The amount of the Corporation’s tax-exempt income nearly equaled the amount of net income before tax.  In addition, the Corporation was able to reduce a tax valuation allowance that exceeded remaining taxable income, resulting in a net tax benefit.  The tax valuation allowance related to prior losses on US Agency preferred stock that previously could not be utilized until the stock was actually sold.  All remaining preferred stock was sold in 2008

Due to lower earnings and tax-free income making up a much larger percentage of total income, the Corporation became subject to the alternative minimum tax (AMT) in 2006, 2007 and 2008.  The AMT affects the amount of Federal income tax due and paid, but it does not affect the book tax provision.  However, because of being subject to AMT tax, management allowed tax-free securities to decline and became less aggressive in pursuing tax-free loans.  This practice will continue until the Corporation is no longer subject to AMT.  Reducing tax-free assets will have an impact on the Corporation’s future book tax as tax-exempt income declines as a percentage of total income. Due to further planned reductions in tax-free assets, management anticipates that the Corporation’s provision for Federal income tax will increase as a percentage of pretax income in 2009.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of the cash on hand in the Corporation’s vaults, operational transaction accounts with the Federal Reserve Bank (“FRB”), and deposits in other banks.  The FRB requires a specified amount of cash available either in vault cash or in an FRB account.  Known as cash reserves, these funds provide for the daily clearing house activity of the Corporation and fluctuate based on the volume of each day’s transactions.  As of December 31, 2008, the Corporation had $19.4 million in cash and cash equivalents, compared to $17.3 million as of December 31, 2007.  The cash and cash equivalents represent only one element liquidity.  For further discussion on liquidity management refer to “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.”

Sources and Uses of Funds

The following table shows an overview of the Corporation’s primary sources and uses of funds.  This table utilizes average balances to explain the change in the sources and uses of funding.  Management uses this analysis tool to evaluate changes in the each balance sheet category.  Trends identified from past performance assist management with decisions concerning future growth.

Some conclusions drawn from the following table are as follows:

•	Balance sheet growth was stronger in 2008 compared to 2007.
•	Short term investments were maintained at lower levels to take advantage of higher yielding assets
•	Growth in securities was used to supplement slower growth in the loan portfolio.
•	Deposit growth was moderate in 2008 compared to slow growth in 2007.
•	Borrowings continued to increase in 2008
•	Non-interest bearing deposits grew considerably in both 2008, compared to moderate growth in 2007.

SOURCES AND USES OF FUNDS
(DOLLARS IN THOUSANDS)

	2008 vs. 2007				2007 vs. 2006
	2008	2007	Increase (Decrease)		2007	2006	Increase (Decrease)
Average Balances	$	$	$	%	$	$	$	%

Short-term investments	1,310	4,502	(3,192)	(70.9)	4,502	1,116	3,386	303.4
Securities available for sale	222,248	190,674	31,574	16.6	190,674	201,505	(10,831)	(5.4)
Regulatory stock	4,737	4,177	560	13.4	4,177	4,074	103	2.5
Loans	391,112	376,539	14,573	3.9	376,539	348,621	27,918	8.0
Total Uses	619,407	575,892	43,515	7.6	575,892	555,316	20,576	3.7

Interest bearing demand deposits	99,614	95,961	3,653	3.8	95,961	93,974	1,987	2.1
Savings deposits	72,049	68,956	3,093	4.5	68,956	69,679	(723)	(1.0)
Time deposits	219,769	204,947	14,822	7.2	204,947	196,718	8,229	4.2
Borrowings	97,497	79,902	17,595	22.0	79,902	66,715	13,187	19.8
Non-interest bearing funds	106,029	98,228	7,801	7.9	98,228	94,005	4,223	4.5
Total Sources	594,958	547,994	46,964	8.6	547,994	521,091	26,903	5.2

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value.  As of December 31, 2008, the Corporation had $214.4 million of securities available for sale, which accounted for 31.1% of assets, compared to 30.4% as of December 31, 2007.  This indicates that the securities portfolio on an ending basis grew at a faster pace that total assets.  Based on ending balances, the securities portfolio increased 11.1% from December 31, 2007, to December 31, 2008.  Comparatively, the securities portfolio remained flat during the period between December 31, 2006 and December 31, 2007.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Each quarter management sets portfolio allocation guidelines and adjusts security portfolio strategy generally based upon the following factors:

•	Performance of the various instruments
•	Direction of interest rates
•	Slope of the yield curve
•	ALCO positions as to liquidity, interest rate risk, and net portfolio value
•	State of the economy and credit risk

The investment policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications provide opportunities to maximize yield and minimize credit risk. The composition of the securities portfolio based on fair market value is shown in the following table.

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)

	December 31,
	2008		2007		2006
	$	%	$	%	$	%

U.S. treasuries & governmental agencies	47,064	22.0	47,599	24.7	41,285	21.6
Mortgage-backed securities	46,093	21.5	33,097	17.1	30,531	15.9
Collateralized mortgage obligations	36,049	16.8	36,833	19.1	36,473	19.0
Private collateralized mortgage obligations	18,294	8.5	-	-	-	-
Corporate debt securities	11,637	5.4	11,507	6.0	10,468	5.5
Obligations of states and political subdivisions	52,521	24.5	60,422	31.3	64,737	33.8
Equity securities	2,763	1.3	3,502	1.8	8,083	4.2

Total securities	214,421	100.0	192,960	100.0	191,577	100.0

The Corporation typically invests excess liquidity into securities, primarily fixed income bonds.  The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for further discussion of risk strategies.  In order to provide flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value.  Management adjusts the value the portfolio on a monthly basis to fair market value as determined in accordance with FAS 115 Accounting for Certain Investments in Debt & Equity Securities and FAS 157 Fair Value Measurements. Management has the ability and intent to hold all debt securities until maturity and does not generally record impairment on the bonds that are currently valued below par.  Equity securities generally pose a greater risk to loss of principal since there is no specified maturity date on which the Corporation will recover the entire principal. Recovery of the principal investment is dependent on the fair value of the security at the time of sale.

Based on fair market value, on December 31, 2008, approximately 98.7% of the Corporation’s securities were invested in debt securities with final maturities while 1.3% of the portfolio was invested in equity securities.  The equity percentage declined from 1.8% as of December 31, 2007, due to the impairment and eventual sale of all remaining Fannie Mae preferred stock by December 31, 2008.  On September 7, 2008, the U.S. Treasury Department and the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac under conservatorship, essentially taking over these entities due to significantly declining financial condition. The action was primarily designed to ensure the governments backing of all the mortgage back debt issued by these agencies.  In this action the government took a higher preferred stock position than the existing preferred shareholders, and preferred stock dividend payments were halted, causing an immediate and severe loss in value of the Fannie Mae preferred stock held by the Corporation.  While the equity holdings make up a very small percentage of the securities portfolio, they were responsible for all of the $760,000 of impairment and $518,000 of losses recorded by the Corporation during 2008.  The remaining equity security is a CRA fund investment. The CRA fund is structured as a mutual fund where dollars are invested in CRA qualifying mortgage pools.  The current guideline used by management for the amount to be invested in CRA approved investments is approximately 0.5% of assets.  The CRA fund is rated AAA by both Moodys and S&P.

At the beginning of the year, the Corporation was able to utilize the positively sloped treasury curve to add higher yielding securities to the portfolio, increasing portfolio income from both a volume and rate standpoint.  This action was taken in part to offset the slower loan growth being experienced by the Corporation.  The majority of growth occurred in

ENB FINANCIAL CORP
Management’s Discussion and Analysis

government agency sponsored mortgage backed securities (MBS), and private label collateralized mortgage obligations (PCMO).  The PCMO’s are mortgage backed instruments like U.S. government backed collateralized mortgage obligations (CMO) however they do not have the backing of one of the U.S. government.  Instead of being issued by Fannie Mae or Freddie Mac, they are issued by brokerage firms or financial institutions that pool and sell these assets.  Although the specific structure and backing of MBS, CMO’s, and PCMO’s are different, they all consist of pools of mortgages and have some common characteristics that make them appropriate for the Corporation’s investment strategy.  They match the overall objectives of the securities strategy of providing:

•	a stable and reliable cash flow for liquidity
•	generally carry AAA credit ratings
•	strong income compared to other debt securities

Investment in a substantial amount of the mortgage backed security types referred to above assists management in maintaining a stable five year ladder of cash flows which in turn assists with more stable liquidity and interest rate risk positions.  While cash flows coming off of mortgage back maturities do slow down and speed up as interest rates increase or decrease, the overall effect on the portfolio is minimal.  These cash flows act to soften the impact of other debt securities being called or maturing in their entirety.

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio.  In 2006, 2007, and 2008, the Corporation was in an alternative minimum tax (AMT) position when income levels fell and tax exempt income remained high.  The AMT requires the payment of a minimum level of tax should an entity have excessive amounts of tax preference items relative to a Corporation’s income.  The Corporations primary tax preference item is the large amount of tax free income generated by tax-free loans and tax exempt securities.  As a result of the Corporation’s AMT tax position, management has determined that the size of the municipal bond holdings in relation to the rest of the securities portfolio should be decreased.  Sizable reductions in the Corporation’s tax -free assets would assist the Corporation in emerging from an AMT position. For that reason management has slowed investment in municipal bonds and has reduced the percentage of municipal bonds as a percentage of the portfolio from 31.3% on December 31, 2007, to 24.5% as of December 31, 2008. When the Corporation is no longer subject to AMT, management will resume investing in municipal bonds to take advantage of the higher tax-equivalent yields.

During the last quarter of 2008 market volatility, economic slowdown, and the collapse of several large financial institutions caused the downgrading of many securities.  This phenomenon has affected all segments of the Corporation’s portfolio not secured or backed by the U. S. Government, specifically, PCMO’s, corporate bonds and municipal bonds. As of December 31, 2008, all but one of the PCMO securities were rated at AAA, which is above the credit standards established by the regulators and the more stringent standards set by corporate policy. The one of the seven PCMO securities held with a book value of $3,810,000 was downgraded to B+ by S&P, which is below the Corporation’s initial credit standards and below what is considered investment grade. Additionally, one CitiGroup corporate bond with a book value of $1,000,000 has been downgraded to below the level set by policy, but remains above investment grade.  As of December 31, 2008, $15.8 million, or 30.0%, of the municipal bonds have been downgraded to below the levels set by internal policies, but still substantially exceed investment grade standards. Management will continue to closely monitor the securities that have been downgraded. The municipal bond ratings have been affected primarily by concern over the insurance backing the bond issues.  Presently, management has the intent and the ability to hold the securities to maturity and believes that full recovery of principal is probable.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment.  In terms of credit risk and impairment, management most closely watches the Corporation’s CRA fund and since it does not have a stated maturity date. Corporate bonds and private mortgage backed securities have the most potential credit risk out of the Corporation’s debt instruments.  As of December 31, 2008, none of the Corporation’s unrealized security losses were considered other than temporary. For further information on impairment see Note B.  For further details regarding credit risk see Note P.

The following table shows the weighted average life and yield on the Corporation’s securities by maturity intervals as of December 31, 2008, based on amortized cost.  All of the Corporation’s securities are classified as available for sale and are reported at fair value; however, for purposes of this schedule they are shown at amortized cost.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

SECURITIES PORTFOLIO MATURITY ANALYSIS
(DOLLARS IN THOUSANDS)

	Within		1 – 5		5 - 10		Over
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. treasuries & agencies	4,507	4.23	10,215	4.49	32,216	4.92	-	-	46,938	4.76
Mortgage-backed securities	7,303	5.12	20,597	5.05	11,631	5.23	5,874	5.30	45,405	5.14
Collateralized mortgage obligations	17,174	4.19	18,310	4.74	-		-		35,484	4.48
Private collaterized mortgage obligations	-		5,822	6.28	2,652	5.92	12,037	5.83	20,511	5.97
Corporate bonds	5,524	4.89	6,084	5.36	500	5.30	-	-	12,108	5.14
Obligations of states and
political subdivisions	1,228	7.65	6,161	5.76	29,024	6.45	16,020	6.56	52,433	6.43
Other equity securities	-		-		-		3,000	4.70	3,000	4.70

Total securities	35,736	4.62	67,189	5.10	76,023	5.69	36,931	6.09	215,879	5.33

Securities are assigned to categories based on stated contractual maturity except for mortgage-backed securities, CMO's, and PCMO's, which are based on anticipated payment periods.

The yield on the securities portfolio was 5.33% as of the year ended December 31, 2008, compared to 5.26% as of December 31, 2007.   The weighted average life of the Corporation’s securities portfolio was 5.90 years as of December 31, 2008, compared to 4.72 years as of December 31, 2007.   Weighted average life is one measurement of the length of the securities portfolio.  A shorter portfolio will adjust more quickly in a rising interest rate environment, whereas a longer portfolio will tend to generate more return over the long-term and will outperform a shorter portfolio when interest rates decline.  Because the Corporation’s securities portfolio is longer than the average peer bank, it will generally outperform the average peer bank given a decline in interest rates and will generally underperform given higher interest rates.

Loans

Net loans outstanding increased $26.5 million or 6.9% from $381.3 million at December 31, 2007, to $407.8 million at December 31, 2008.  The following table shows the composition of the loan portfolio as of December 31 for each of the past five years.

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)

			December 31,
	2008		2007		2006		2005		2004
	$	%	$	%	$	%	$	%	$	%

Real estate
Residential (a)	163,076	39.6	150,996	39.2	148,828	40.6	135,381	41.1	124,175	41.0
Commercial	152,942	37.1	131,297	34.1	124,414	34.0	110,770	33.6	101,524	33.5
Construction	13,540	3.3	16,960	4.4	10,751	2.9	5,662	1.7	8,608	2.8
Commercial	71,765	17.4	75,172	19.5	70,300	19.2	64,333	19.5	54,568	18.0
Consumer	10,887	2.6	10,896	2.8	12,091	3.3	13,253	4.0	13,934	4.6
	412,210	100.0	385,321	100.0	366,384	100.0	329,399	100.0	302,809	100.0
Less:
Deferred loan fees, net	256		322		407		633		827
Allowance for loan losses	4,203		3,682		3,244		2,795		2,764
Total net loans	407,751		381,317		362,733		325,971		299,218

(a)
Residential real estate loans do not include mortgage loans sold to Fannie Mae and service by ENB.  These loans totaled $11,058,000 as of December 31, 2008, $9,975,000 as of December 31, 2007, $9,358,000 as of December 31, 2006, and $5,412,000 as of December 31, 2005. There were no loans sold and serviced as of December 31, 2004.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The composition of the loan portfolio has had minor changes in recent years.  Real estate loans comprised more than 75% of loans for each of the last five years.   Residential real estate is the largest category of the loan portfolio and includes first mortgages, second mortgages, and home equity loans.  The residential real estate loans as a percentage of the total portfolio had been slowly trending downward, from over 41% in 2005 to a low of 39.2% as of December 31, 2007.  In late 2008, the pace of residential real estate loan growth increased as mortgage rates declined, which grew residential purpose real estate loans as a percentage of the loan portfolio.  Commercial real estate loans have picked up in growth as well, offsetting a reduction in commercial lending not secured by real estate and construction loans secured by real estate.  The commercial real estate loan growth was aided by new business gained from competition.  The majority of banks in the Corporation’s market area have gone to a Prime plus floor, while the Corporation continues offer prime rate loans to the majority of corporate customers.

Residential real estate loans, consisting of first and second mortgages and home equity loans, comprise the largest portion of the Corporation’s total loans.   The residential real estate category is consistently near 40% of the total loans.  The balances in the real estate residential category grew $12.1 million or 8.0% from December 31, 2007.  The growth during 2008 is indicative of the Corporation originating mortgages to be held at Ephrata National as opposed to being sold to other parties.  Given recent negative national events with regard to the mortgage industry and large commercial banks, more consumers prefer that their mortgage be held by a local financial institution.  Even though the mortgage business has generally slowed, the Corporation has seen new business from other financial institutions where borrowers are refinancing adjustable rate instruments into traditional fixed rate mortgages.   Management believes that there may be a slowdown in mortgage originations as the housing market continues to weaken and the amount of mortgages likely to be refinanced declines.

Home equity loans have averaged from 25% to 30% of the Corporation’s residential real estate loan portfolio. The use of home equity loans is motivated by the favorable tax treatment of real estate secured loans compared to unsecured loans.  During the past several years, the higher percentage of home ownership along with sizeable gains in real estate valuations made the home equity loan available to more borrowers. In the local area, home values have not decreased as significantly as in other markets; however, home equity has declined.  This means that borrowers, who have used equity in their home already, do not have more equity to borrow against as had been the case in prior years.  This slowed the growth of new fixed home equity loans.  There has been a surge of borrowing against home equity lines of credit as consumers tap into equity to maintain cash flow at rates lower than available on fixed rate loans. The growth in home equity lines of credit more than offset the reduction in fixed rate borrowing. Management believes that the potential for new home equity loans and extensions on lines of credit will be relatively stagnate for the next year as most available equity has been utilized and consumers are pulling back on discretionary spending due to the state of the economy.

Commercial real estate loans grew $28.5 million, or 22.9%, while commercial loans not secured by real estate declined $3.6 million or 5.0%, during the year from December 31, 2007, to December 31, 2008.  In the current credit environment, with economic uncertainty, any new loans and extensions of credit to commercial borrowers is generally done with the backing of real estate as collateral. Loans secured with real estate provide better protection in cases where a business defaults.  The Corporation provides credit to many small and medium sized businesses.  The Corporation’s market area is very diverse and generally has a healthy economic climate; however, when a national economic decline is substantial and ongoing, the local economy is impacted.  Management anticipates that the commercial real estate loan growth will slow in 2009 due to the state of the broader and local economy.

A large portion of the Corporation’s recent commercial real estate growth has been generated in agricultural lending.  Another segment experiencing growth is Prime-based variable loans.  The Prime rate stood at 5.00% at the end of September of 2008, and was further reduced to 4.00% by the end of October 2008 and declined to 3.25% by mid- December 2008.  As a result, the Prime rate has been well below commercial fixed rates.  Businesses see the advantage of converting their fixed rate loans to variable rate loans at these historically low interest rates to reduce their costs, therefore, the Corporation is seeing some shifting of fixed to variable products within the business and commercial segment of the loan portfolio.  When the Prime rate moves substantially off of the current lows, it is likely that businesses will refinance from variable rate loans to fixed rate loans to avoid even higher rates.

The consumer loan portfolio has declined in recent years as home owners have turned to equity in their homes to finance cars and education, rather than traditional loans for those expenditures.  Additionally, specialized lenders have emerged for consumer needs.  From December 31, 2007, through December 31, 2008, consumer loans remained flat decreasing by only $9,000.   Due to current liquidity conditions, specialized lenders began pulling back on the availability of credit and more favorable credit terms. Underwriting standards of major financing and credit card companies began to strengthen after years of lower credit standards.  This led consumers to seek unsecured credit away from home equity loans and national finance companies and back to their bank of choice.  Management has seen the need for additional unsecured credit accelerate in the third and fourth quarter of 2008.  Management anticipates that the need for unsecured

ENB FINANCIAL CORP
Management’s Discussion and Analysis

credit will grow during this current credit crisis and economic downturn as many consumers need to access all available credit and their other sources of real estate secured credit are not available due to declines in collateral value.

Management does not anticipate that the loan portfolio composition will change materially in 2009.

The following tables show the maturities for the loan portfolio and the loans, which are floating or fixed maturing after one year.

LOAN MATURITIES
(DOLLARS IN THOUSANDS)

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	$	$	$	$
Real estate (a)
Residential	11,120	13,241	138,715	163,076
Commercial	16,320	5,271	131,351	152,942
Construction	5,953	3,943	3,644	13,540
Commercial	21,962	21,610	28,193	71,765
Consumer	2,752	7,991	144	10,887
Total amount due	58,107	52,056	302,047	412,210

FIXED AND FLOATING LOANS DUE AFTER ONE YEAR
(DOLLARS IN THOUSANDS)

		Floating or
	Fixed Rates	Adjustable Rates
	$	$

Real estate
Residential	137,588	14,368
Commercial	9,386	127,236
Construction	287	7,301
Commercial	48,567	1,235
Consumer	8,135	-

Total amount due	203,963	150,140

The majority of the Corporation’s loans have a maturity date longer than five years.  The primary reason for the longevity of the portfolio is the high percentage of real estate loans, which typically have maturities of 10, 15 or 20 years.   Commercial mortgages have maturities that range from 3 years to 25 years.  The most popular commercial mortgage term is a 20-year amortization with a 5-year reset period.  In this case, the loan matures in twenty years but after five years either the loan rate resets to the Prime rate or a fixed rate for another reset period.  The original maturity date does not change.  Customers will generally opt for another fixed reset period and can refinance at this point.

Out of all the loans due after one year, 57.6% are fixed rate loans.  These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower.  Floating or adjustable rate loans reflect different types of repricing.  Approximately 47% of the $150 million of floating or adjustable loans due after one year are true floating loans. These loans are tied to the Prime rate and will reprice when the Prime rate changes, with no floors in place as of December 31, 2008.   The other 53% of the floating or adjustable loans due after one year are adjustable in nature and will reprice at a predetermined time in the amortization of the loan. These loans are mostly real estate commercial loans and typically will only reprice once over the life of the loan.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	December 31,
	2008	2007	2006	2005	2004
	$	$	$	$	$

Non-accrual loans	1,248	425	548	544	757
Loans past due 90 days or more and still accruing	531	498	342	53	42
Troubled debt restructurings	1,641	-	-	-	-
Total non-performing loans	3,420	923	890	597	799
Other real estate owned	520	675	698	-	-
Total non-performing assets	3,940	1,598	1,588	597	799
Non-performing assets to net loans	0.97%	0.42%	0.44%	0.18%	0.27%

Non-performing assets increased $2.3 million from December 31, 2007 to December 31, 2008.  This increase primarily resulted from the addition of two loans totaling $1,641,000 to a borrower and a related interest, shown as troubled debt restructurings above.  In addition, an $883,000 line of credit to a related interest was placed on non-accrued status.  All three loans are secured by real estate assets.  These loans are for real estate development.  The loans were restructured by allowing the borrower to pay interest only for a period of four months beginning in 2009.  The interest rate was changed from fixed to a floating rate.  The final maturity of the loan was not extended.  After four months the borrower is to again make principal and interest payments and the interest rate will increase back to the original contract rate.  The developer had home lots under contract with a builder; however approval from the municipality had not been obtained and the builder pulled out of the contract prior to December 31, 2008.  In regard to these facts, the Corporation made concessions on the original terms of the loans by allowing restructuring of the loans.

The non-accrual loans increased by $823,000, primarily due to the addition of the $883,000 mentioned above.  Meanwhile, loans past 90 days or more and still accruing have increased marginally. The Corporation has seen an uptick in delinquencies in the shorter time frames; however they have not migrated into longer delinquencies.  This means that customers are still making the payments, but on a late basis. Management is monitoring delinquency trends closely.  At this time, management believes that the potential for significant losses related to non-performing loans is minimal but increasing.

As of December 31, 2008, other real estate owned (“OREO”) is shown at a recorded fair market value, net of anticipated selling costs, of $520,000.  The balance consists of one manufacturing property that has been in OREO since December of 2006.  This property is under an agreement of sale, the second agreement of sale negotiated on this property since late 2007.  A new agreement of sale was obtained in the second quarter of 2008 with a new party for the recorded value of the property, after the first agreement of sale expired.  Settlement on the sale has been deferred, pending the completion of a due-diligence period whereby the property meets all contingencies of the agreement.

Allowance for Loan Losses

The allowance for loan losses is established to cover any losses inherent in the loan portfolio.  Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for loan losses.  This calculation is based upon a systematic methodology for determining the allowance for loan losses in accordance with generally accepted accounting principles.  The calculation includes estimates and is based upon losses inherent in the loan portfolio.  The calculation, and detailed analysis supporting it, emphasizes delinquent and non-performing loans.  The allowance calculation includes specific provisions for non-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses.  Based on the quarterly loan loss calculation, management

ENB FINANCIAL CORP
Management’s Discussion and Analysis

will adjust the allowance for loan losses through the provision as necessary.  Changes to the allowance for loan losses during the year are primarily affected by three events:

•	Charge off of loans considered not recoverable
•	Recovery of loans previously charged off
•	Provision for loan loss

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for each of the past five years.  At the bottom of the table two benchmark percentages are shown.  The first is net charge-offs as a percentage of average loans outstanding for the year.  The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

	December 31,
	2008	2007	2006	2005	2004
	$	$	$	$	$

Balance at January 1,	3,682	3,244	2,795	2,764	2,397
Loans charged off:
Real estate	-	-	419	-	-
Commercial and industrial	150	925	372	79	43
Consumer	91	153	111	171	154
	241	1,078	902	250	197

Recoveries of loans previously charged off:
Real estate	-	-	-	-	-
Commercial and industrial	69	19	11	13	1
Consumer	24	51	64	47	23
	93	70	75	60	24
Net loans charged off	148	1,008	827	190	173
Provision charged to operating expense	669	1,446	1,276	390	540
Allowance reclassified to other liabilities for off-balance sheet commitments	-	-	-	(169)	-
Balance at December 31,	4,203	3,682	3,244	2,795	2,764

Net charge-offs as a %of average total loans outstanding	0.04	0.27	0.24	0.06	0.06

Allowance at year end as a % of total loans	1.02	0.96	0.89	0.85	0.92

Charge-offs for the year ended December 31, 2008, were $241,000 compared to $1,078,000 for the same period in 2007.  The charge-offs in 2008 represent a more typical level of consumer loan and small business loan charge-offs that would result from management charging off unsecured debt over 90 days delinquent with little likelihood of recovery.  The significantly higher charge-offs in 2007 resulted from two commercial loans totaling $844,000 being charged off in the first quarter 2007 when the business ceased operations.  In 2008, a $50,000 recovery was made on the $844,000 written off during 2007.

Through December 31, 2008, the Corporation provided $669,000 to the allowance for loan losses, compared to $1,446,000 in the same period of 2007.  The provision is used to increase the allowance for loan losses at a pace similar to the growth of the loan portfolio. The additional provision in 2007 was to partially offset the reduction to the allowance for loan losses caused by the charge offs.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided.  For the five year period from 2003 through 2007, the Corporation maintained an allowance as a percentage of loans in a narrow range between 0.84% and 0.96%.  In 2008, the percentage has increased from 0.96% at the beginning of the year, to 1.02% as of December 31, 2008.  The composition of the Corporation’s loan portfolio has

ENB FINANCIAL CORP
Management’s Discussion and Analysis

not changed materially from 2007 to 2008; however, management views the overall risk profile of the portfolio to be higher in 2008, as a result of more loans classified as substandard and special mention.  These classifications require larger provision amounts due to a higher potential risk of loss.  Management anticipates maintaining the allowance as a percentage of total loans above 1.00% for the foreseeable future.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period.  The Corporation has historically experienced very low net charge-off percentages due to management’s strong credit practices. The 0.04% shown for the year 2008 is similar to charge off rates experienced in 2004 and 2005.

The following table provides the allocation of the Corporation’s allowance for loan losses amount by major loan classifications.  The percentage of loans indicates what percentage that loan type makes up of the entire loan portfolio. The reserve associated with real estate loans increased substantially from December 31, 2007, to December 31, 2008, coinciding with the increase in real estate loans as a percentage of the total loan portfolio. Real estate loans include residential and commercial real estate.  The vast majority of the Corporation’s non-performing loans are secured by real estate; therefore, a higher percentage of the allowance is dedicated toward these loans.  On December 31, 2007, 42.3% of the allowance was allocated to real estate loans.  On December 31, 2008, 54.6% of the allowance was allocated to real estate loans.  The increase in the allowance to real estate loans occurred primarily in the commercial and industrial loans secured by real estate.  In the Corporation’s market area the current economic conditions have impacted certain segments of the commercial customers where as the Corporation has experienced very little delinquencies on personal residential real estate.  Since commercial loans are usually larger in dollar amount, the potential for loss from commercial real estate is greater.  Commercial and industrial loans not secured by real estate declined as a percentage of total loans as did the allocation of the allowance associated with these loans.

This allocation may change as the mix of delinquent and substandard classified loans within the portfolio changes.  In total, the allowance for loan losses is maintained at a level considered by management to be adequate to provide for losses that can be reasonably anticipated.

ALLOCATION OF RESERVE
(DOLLARS IN THOUSANDS)

	December 31,
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
	$	Loans	$	Loans	$	Loans	$	Loans	$	Loans

Real estate	2,293	80.0	1,558	77.7	1,654	77.5	1,327	76.5	1,162	77.4
Commercial and industial	1,727	17.4	1,768	19.5	1,291	19.2	968	19.5	1,157	18.0
Consumer	155	2.6	166	2.8	299	3.3	236	4.0	246	4.6
Unallocated	28	-	190	-	0	-	264	-	199	-
Total allowance for loan losses	4,203	100.0	3,682	100.0	3,244	100.0	2,795	100.0	2,764	100.0

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $2,103,000 to $19,913,000 on December 31, 2008, from $17,810,000, as of December 31, 2007.  In 2008 $3,206,000 of new investments were made in premises and equipment while the Corporation recorded $1,103,000 of accumulated depreciation on existing assets.  During 2008, a new branch facility located in Penn Township was constructed with building, equipment and furnishings for the branch totaling $2.8 million.  As of December 31, 2008, $97,000 classified as construction in process. The construction in process includes initial payments for renovations at the Denver Office and Main Office locations. For further information on fixed assets please see Note D to the Financial Statements and for construction commitments see the off balance sheet arrangements section.

Bank Owned Life Insurance (BOLI)

The Corporation owned life insurance with a total recorded cash surrender value (“CSV”) of $14,512,000 as of December 31, 2008, compared to $13,871,000 on December 31, 2007.  The Corporation holds two distinct BOLI programs.  The first with a CSV of $3,573,000 was the result of insurance policies taken out on directors of Ephrata National Bank electing to participate in a directors deferred compensation plan.  The program was designed to use the insurance policies to fund future annuity payments as part of a directors deferred compensation plan that permitted deferral of board pay from 1979 through 1999.  The plan was closed to entry in 1999 when directors were no longer provided with the option of deferring their board pay.  The Corporation pays the required premiums for the policies and

ENB FINANCIAL CORP
Management’s Discussion and Analysis

is the owner and beneficiary of the policies. The life insurance policies in the plan generally have annual premiums; however, the premium payments are not required after the first five years.  The Corporation continues to make the premium payments, which cover the cost of the insurance and generally adds to the cash surrender value of the policy.

The second BOLI plan was taken out on a select group of the Corporation’s officers, with the additional income generated used to offset rising personnel costs. The CSV for this plan increased to $10,939,000 as of December 31, 2008 from $10,467,000 as of December 31, 2007. The increase resulted solely from the returns on the insurance policy investment. The Corporation purchased whole life policies for this BOLI plan and is the owner and beneficiary of the policies.  Management does not anticipate purchasing any additional BOLI in 2009.

Deposits

The Corporation’s total ending deposits increased $32.4 million, or 6.8%, from $478.7 million on December 31, 2007, to $511.1 million on December 31, 2008.  Customer deposits are the Corporation’s primary source of funding for loans and investments.  This year the economic concerns and poor performance of other types of investments led customers back to banks for safe places to invest money, in spite of low interest rates. The mix of deposit categories has remained relatively stable.

The Deposits by Major Classification table, shown below, provides the average balances and rates paid on each deposit category for each of the past three years.  The average 2008 balance carried on all deposits was $497.5 million compared to $468.1 million for 2007.  This represents an increase of 6.3% on average deposit balances.  The increase of average deposit balances from 2006 to 2007 was 3.0%.  Average balances provide a more accurate picture of growth in deposits because deposit balances can vary throughout the year.  In addition, the interest paid is based on average deposit balances carried during the year calculated on a daily basis.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2008		2007		2006
	$	%	$	%	$	%

Non-interest bearing demand deposits	106,029	-	98,228	-	94,005	-
NOW accounts	60,098	1.23	54,960	1.62	50,966	1.75
Money market deposit accounts	39,516	1.25	41,001	2.06	43,008	2.36
Savings deposits	72,049	0.42	68,956	0.55	69,679	0.66
Time deposits	219,769	4.07	204,947	4.38	196,718	3.90
Total deposits	497,461		468,092		454,376

The growth and mix of deposits is often driven by several factors including:
•	Convenience and service provided
•	Fees
•	Permanence of the institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to competitor rates

The Corporation has been a stable presence in the local area and offers convenient locations, low service fees and competitive interest rates because of a strong commitment to the customers and the communities that it serves.   Management has always priced products and services in a manner that makes them affordable for all customers.  This in turn creates a high degree of customer loyalty, which has provided stability to the deposit base.  Additionally, there were two bank mergers completed recently.  The Corporation’s deposit base increase as a result of on the merger activity in the local area, there are some disenfranchised customers who seek the services of a community bank, and consequently, the deposit base increased for the Corporation. Additionally, a new branch location opened in September 2008, which assisted in deposit growth.

The Corporation’s core deposits, including non-interest bearing demand deposits, NOW accounts, MMDA accounts and Savings accounts based on average balances grew $14.6 million, or 5.5%, since December 31, 2007.   Out of these core deposit categories, all experienced growth except the MMDAs.  Several converging factors are assisting in the increase

ENB FINANCIAL CORP
Management’s Discussion and Analysis

of core deposits.  Interest rates are at historic lows across all terms but customers are trying to build more liquid funds to meet cash flow needs in a slowing economy.  The safety of FDIC insured funds and immediate, or nearly immediate, funds in the current environment appear to be more of a concern to customers than interest rates.  Additionally, the concern over the stability of some larger financial institutions and banks has led customers seeking security to community banks with high levels of capital and long-standing reputations.

Time deposits are typically a more rate sensitive product making it a less reliable source of funding.  Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. Due to current adequate funding levels from all sources, the Corporation’s recent time deposit strategy has been to offer rates that meet or slightly exceed the average rates offered by the local competing banks.  The Corporation did benefit earlier in 2008 when consumers were concerned with a declining stock market, and the time deposit rates of the Corporation compared very favorably to local competition.  Time deposit growth continued to be aided in the remainder of 2008 by the very volatile and weak stock market in recent months.  This condition continues to prevail at the time of the writing of this filing.  Time deposits are a safe investment with FDIC coverage insuring no loss of principal below certain levels.  Up until October 3, 2008 FDIC coverage was $100,000 non IRA time deposits and $250,000 on IRA time deposits.  Effective October 3, 2008, the FDIC insurance increased to $250,000 for all deposit accounts with the signing of the Emergency Economic Stabilization Act of 2008.  The higher FDIC insurance limits benefited the Corporation due to its strong level of capital and consistent earnings.  In this environment, the Corporation experienced time deposit growth due to weak earnings and/or capital levels of competing national, regional, and local community banks.  Often as customers placed more and more time deposits in financial institutions, due to the declining stock market, they did not want to exceed the FDIC insurance limits and therefore the Corporation gained many new time deposit customers.  The culmination of all of these conditions contributed to the $14.8 million or 7.2% increase in time deposits between December 31, 2007, and December 31, 2008.

The majority of the time deposit growth achieved in 2008 was in terms less than 18 months, which have lower rates than longer term time deposits, indicating that customers are not looking for long-term investments with the best return, but shorter safe investments.  Management expects that when equity investments begin to rebound in performance there will be a reduction in the Corporation’s time deposits.

As of December 31, 2008, time deposits over $100,000 made up 24.3% of the total time deposits.  This compares to 19.3% on December 31, 2007.  Since time deposits over $100,000 are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease. Management believes the growth in time deposits over $100,000 was due primarily to an increase in the FDIC insurance levels and to a lesser degree the weak equity markets.  The following table provides the total amount of time deposits of $100,000 or more for the past three years by maturity distribution.

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
(DOLLARS IN THOUSANDS)

	December 31,
	2008	2007	2006
	$	$	$

Three months or less	14,545	5,281	3,613
Over three months through six months	2,998	3,756	10,575
Over six months through twelve months	17,905	13,337	8,469
Over twelve months	20,583	16,759	13,691
Total	56,031	39,133	36,348

In order to meet future funding obligations it is necessary to review the timing of maturity for large depositors like the time deposits of $100,000 or more.  The Corporation monitors all large depositors to ensure that there is a steady flow of maturities.  As of December 31, 2008, the Corporation had a typical laddering of large time deposits, with the exception of slightly more being due in three months or less. The reason for more than usual maturing in the three month time frame is that many customers are waiting and hoping that rates will rise in the short term, prior to locking in rates for a longer period of time. For more information on liquidity management please see Item 7A. Quantitative and Qualitative Disclosure about Market Risk.  Additionally, for more information on the maturity of the time deposits, see Note E to the Financial Statements.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Borrowings

Total borrowings were $103.8 million and $82.1 million as of December 31, 2008, and 2007 respectively.  The Corporation was purchasing short-term funds of $11.8 million at the end of 2008 compared to $100,000 million as of December 31, 2007. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.  At the end of 2008, the short term borrowings were split between the Federal Home Loan Bank (“FHLB”) and overnight funds through correspondent banking relationships.

Long-term borrowings increased $10.0 million from December 31, 2007, to December 31, 2008.  The Corporation uses two main sources for long-term borrowings:  FHLB and repurchase agreements through brokers or correspondent banks.  Both of these types of borrowings are used as a secondary source of funding and to mitigate interest rate risk.  Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

Total FHLB borrowings were $67.0 million as of December 31, 2008, compared to $62.0 million as of December 31, 2007.  The FHLB borrowings increase related to one additional $5.0 million loan taken out during 2008. In addition, several loans that matured were replaced with new loans, reducing the rates paid on the borrowings. The borrowings with FHLB are primarily fixed-rate loans. The Corporation occasionally uses convertible select loans that give advantageous pricing compared to fixed-rate loans; however, they generally have additional risk due to a call feature being included on the loan.  Management compares the length of the first call of these borrowings to the normal length of time deposits.  Often, a convertible select borrowing from FHLB can provide a longer period of rate protection than the term of some of the Corporation’s typical time deposit promotions. The call feature may be based on a time requirement or a specific rate requirement.  As of December 31, 2008, the Corporation held $25.0 million of convertible select loans, the same level as December 31, 2007.

As of December 31, 2008, the Corporation held $30.0 million of repurchase agreements compared to $20.0 million as of December 31, 2007.  Two additional repurchase agreements for $5.0 million each were added in 2008.  One repurchase agreement totaling $5.0 million was a two year advance with no call provision.  The other $5.0 million was a convertible callable structure with one year of call protection. The remaining $20 million of repurchase agreements that existed on December 31, 2008 and were in existence on December 31, 2007, all have some call feature, much like FHLB convertible select loans.  All of the callable repurchase agreements had an initial period where no call could occur.  However, all of the $20 million of callable repurchase agreements are now into their call period where calls could occur on a quarterly basis.  It is unlikely any of the callable repurchase agreements will be called in the near future as their rates are well above market rates for the same term.  Two of the repurchase agreements existing prior to 2008, totaling $10 million are in a back-end fixed rate with a quarterly call, whereas the two other repurchase agreements are at a floating rate that resets quarterly with a call provision. The interest rates on callable repurchase agreements are more favorable than non-callable long-term fixed rates; therefore these instruments assist the Corporation in increasing net interest margin.  In all cases, the rate advantage of callable borrowing structures is weighed against any additional interest rate risk exposure taken compared to non-callable borrowing structures.  Management views repurchase agreement transactions as a diversification of funding outside of the FHLB, because principally the same funding structures can be obtained from FHLB.  Management monitors the amount of convertible select loans that could be called in any one year to ensure that the Corporation does not have a concentrated amount of call risk in any one year

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size.  As of December 31, 2008, the Corporation was within this policy guideline at 10.5% of asset size with $72.0 million of total FHLB borrowings.   The Corporation also has a policy that limits total borrowing from all sources to 150% of the Corporation’s capital.  As of December 31, 2008, total borrowings from all sources amounted to 152.5% of the Corporation’s capital, slightly exceeding the guideline.  The Corporation has maintained FHLB borrowings and total borrowings within these throughout most of the year.  There was an increase in short term borrowings at the end of the year to fund a large loan.  Subsequent to year end and prior to this filing both ratios are within guidelines, and management expects borrowings to be maintained within policy guidelines.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $324.3 million.  The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.  Due to recent circumstances in the financial and mortgage sectors, FHLB has been under regulatory and operating performance pressures and has taken steps to preserve capital.  As a result, FHLB has suspended the dividend paid on stock owned by banks that have FHLB borrowings.  Additionally, FHLB will no longer

ENB FINANCIAL CORP
Management’s Discussion and Analysis

repurchase excess stock if a bank reduces its borrowings.  For this reason, management is committed to maintaining current borrowing levels, but not placing more reliance on FHLB for additional borrowings.

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels.  The Corporation maintains capital ratios well above those minimum levels and higher than the peer group average.  The risk-weighted capital ratios are calculated by dividing capital by the risk-weighted assets.  Regulatory guidelines determine the risk-weighted assets by assigning assets to one of four risk-weighted categories.  The calculation of Tier I Capital to Risk Weighted Assets includes a reduction to capital for the Allowance for Loan Losses, thereby, making this ratio lower than the Total Capital to Risk-Weighted Assets ratio.  See Notes H and M to the Financial Statements for additional information on capital transactions.

The following table reflects the Corporation’s capital ratios compared to the regulatory capital requirements.

Regulatory Capital Ratios	Capital Ratios			Regulatory Requirements
	As of Dec. 31, 2008	As of Dec. 31, 2007	As of Dec. 31, 2006	Adequately Capitalized	Well Capitalized

Total Capital to Risk-Weighted Assets	16.2%	16.6%	17.4%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	15.2%	15.8%	16.6%	4.0%	6.0%
Tier I Capital to Average Assets	10.1%	10.9%	11.1%	4.0%	5.0%

The high level of capital maintained by the Corporation provides a greater degree of financial security and acts as a non-interest bearing source of funds.  Conversely, a high level of capital, also referred to as equity, makes it more difficult for the Corporation to improve return on average equity, which is a benchmark of shareholder return.  The Corporation’s capital is affected by earnings, the payment of dividends, changes in accumulated comprehensive income or loss, and equity transactions.

Total dividends paid to shareholders for the 2008, were $3,549,000 or $1.24 per share, compared to $3,453,000 or $1.21 per share paid to shareholders during the same period in 2007.  The Corporation uses current earnings and available retained earnings to pay dividends.  The Corporation’s current capital plan calls for management to maintain Tier I Capital to average assets between 9.0% and 12.0%.  Management also desires a dividend payout ratio between 40% and 50%.  This ratio will vary according to income, but over the long term management’s goal is to average a payout ratio in this range.  For 2008, the dividend payout ratio was 88.40%.  Management anticipates that the payout ratio for the year 2009 will be lower, but still above the target of between 40% and 50%.

The amount of unrealized gain or loss on the Corporation’s securities portfolio is reflected, net of tax, as an adjustment to capital, as required by Statement of Financial Accounting Standards No. 115.   This is recorded as accumulated other comprehensive income in the capital section of the Corporation’s balance sheet.  An unrealized gain increases the Corporation’s capital while an unrealized loss reduces the Corporation’s capital.  This requirement takes the position that if the Corporation liquidated at the end of each period, the current unrealized gain or loss of the securities portfolio would directly impact the Corporation’s capital.  As of December 31, 2008, the Corporation showed unrealized loss, net of tax, of $963,000, compared to unrealized losses of $181,000 on December 31, 2007.  The changes in unrealized losses are due to normal changes in market valuations of the Corporation’s Securities as a result of interest rate movements.

At the close of the period ended June 30, 2008, 130,443 shares of treasury stock held as a result of previous stock purchase plans, less shares utilized for the Employee Stock Purchase Plan and Dividend Reinvestment Plan, were retired.  The retirement of treasury shares was required as part of the formation of ENB Financial Corp.  Treasury shares act as a reduction to capital; therefore, the retirement of treasury shares into common stock and capital surplus had no impact to the Corporation’s capital.  Since the formation of the Corporation on July 1, 2008, 32,400 shares of treasury stock have been repurchased and 7,038 reissued with 25,362 treasury shares on December 31, 2008.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business.  The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2008, and shows the future periods in which settlement of the obligations is expected.  The contractual obligations numbers below do not include accrued interest. Refer to the Notes to the Financial Statements referenced in the table for additional details regarding these obligations.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

CONTRACTUAL OBLIGATIONS
(DOLLARS IN THOUSANDS)

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	$	$	$	$	$

Time deposits (Note E)	230,949	135,813	75,178	19,958	0
Borrowings (Notes F and G)	97,000	20,000	37,000	17,500	22,500
Total contractual obligations	327,949	155,813	112,178	37,458	22,500
At the time of writing this filing, the Corporation has a design contract in place for renovations at the Denver Office in the amount of $128,000, of which $39,000 has been paid subsequent to the reporting date, but prior to filing.  At this time there is not a construction contract; however, management intends to renovate the branch in 2009.  Additionally, the Main Office is under renovation.  There is not a contract for these renovations, but the estimated costs are $150,000 and renovations are anticipated to be completed in the first quarter of 2009.

Management signed a contract in March of 2008 with the Corporation’s core processing vendor to conduct a comprehensive business processing improvement (“BPI”) engagement.  The majority of the engagement occurred over the six month period beginning in July of 2008.  Benefits are to be realized beginning in the final quarter of 2008 with an acceleration of benefits to occur in 2009 and subsequent years.   The financial goal of the BPI is to obtain $1.4 million to $2.2 million of annual pretax benefit through operational cost savings and revenue enhancements.  The strategic goal of the BPI engagement is to be a more efficient organization, with better customer service, at increased levels of profitability. The fees for the entire BPI engagement are expected to be $756,000 plus travel related expenses; billed through April 2009 at a rate of $68,700 per month.  The majority of the travel related expenses have been paid.

Off Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off balance sheet arrangements related to loan funding commitments.  These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time.  As discussed in the liquidity section to follow, the Bank has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Bank as of December 31, 2008.  For further details regarding off balance sheet arrangements, refer to Note O to the Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

December 31,
2008
$
Commitments to extend credit:
Revolving home equity	14,651
Construction loans	11,095
Real estate loans	5,019
Business loans	45,950
Consumer loans	3,008
Other	3,530
Standby letters of credit	14,448

Total	97,701

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Recently Issued Accounting Standards

Refer to Note A to Financial Statements for discussion on recently issued accounting standards.

Critical Accounting Policies

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect many of the reported amounts and disclosures.  Actual results could differ from these estimates.

Allowance for Loan Losses
A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate and reasonable.  The Corporation’s methodology for determining the allowance for loan losses is described in an earlier section of this Management’s Discussion and Analysis.  Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions and therefore, calculate a materially different allowance amount.  Management uses available information to recognize losses on loans; however, changes in economic conditions may necessitate revisions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses.  Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Other than Temporary Impairment of Investments
Investments are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other than temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Deferred Tax Assets
The Corporation uses an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.  Our deferred tax assets are described further in Note L of the “Notes to Consolidated Financial Statements.”

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the Corporation is subject to four primary market risks:

•	Credit risk
•	Liquidity risk
•	Interest rate risk
•	Fair value risk

The Board of Directors has established an Asset Liability Management Committee (“ALCO”) to measure, monitor, and manage these four primary market risks.  The Asset Liability Policy has instituted guidelines for all of these primary risks, as well as other financial performance measurements with target ranges.  The Asset Liability goals and guidelines are consistent with the Strategic Plan goals.

For discussion on credit risk, refer to the sections on non-performing assets, allowance for loan losses, Note C and Note O to the Financial Statements.

Liquidity

Liquidity refers to having an adequate supply of cash available to meet business needs.  Financial institutions must ensure that there is adequate liquidity to meet a variety of funding needs, at a minimal cost.  Minimal cost is an important component of liquidity.  If a financial institution is required to take significant action to obtain funding, and is forced to utilize an expensive source, it has not properly planned for its liquidity needs.  Funding new loans and covering deposit withdrawals are the primary liquidity needs of the Corporation.  The Corporation uses a variety of funding sources to meet liquidity needs, such as:

•	Deposits
•	Loan repayments
•	Maturities and sales of securities
•	Borrowings from correspondent and member banks
•	Repurchase agreements
•	Brokered Deposits
•	Current earnings

One of the measurements used in liquidity planning is the Maturity Gap Analysis. The Maturity Gap Analysis below measures the amount of assets maturing within various time frames versus liabilities maturing in those same periods.  These time frames are referred to as gaps and are reported on a cumulative basis.  For instance, the one-year gap shows all assets maturing one year or less from a specific date versus the total liabilities maturing in the same time period.  The gap is then expressed as a percentage of assets over liabilities. Mismatches between assets and liabilities maturities are identified and assist Management in determining potential liquidity issues. A cumulative maturity gap of 100% indicates that the same amount of assets and liabilities are maturing within the specified period.  While this would be ideal, loans usually have longer lives than deposits.

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2008, along with the cumulative maturity gap guidelines monitored by Management.  For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

MATURITY GAP ANALYSIS
(DOLLARS IN THOUSANDS)

Maturity Gap	Less than 6 months	More than 6 months to 1 year	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years
	$	$	$	$	$
Assets maturing	57,802	50,502	162,125	92,286	214,538
Liabilities maturing	105,939	82,733	146,181	92,143	158,807
Maturity gap	(48,137)	(32,231)	15,944	143	55,731
Cumulative maturity gap	(48,137)	(80,368)	(64,424)	(64,281)	(8,550)

Maturity gap %	54.6%	61.0%	110.9%	100.2%	135.1%
Cumulative maturity gap %	54.6%	57.4%	80.8%	84.9%	98.5%
Cumulative maturity gap % guideline	45% to 155%	60% to 140%	75% to 125%	85% to 115%

As of December 31, 2008, all except the six month to one year maturity gaps are within Corporate Policy guidelines.  The six month to one year maturity gap is slightly lower than guidelines indicating that the ratio of assets to liabilities maturing in that time frame is under normal operating levels.   Management does not desire to have large amounts of assets repricing when interest rates are at historic lows and believes operating with a lower one year gap is in the best interest of the Corporation.  The risk in this situation is that should interest rates rise rapidly than maturing liabilities will either reprice at higher rates or leave the Bank; thereby reducing funding.  At this point in time the risk of liabilities repricing at higher interest rates is low.  Given the alternative investment options available, management also does not perceive significant risk that deposits maturing in that time frame will leave the Corporation.

The Maturity Gap Analysis in only one of a variety of metrics used to monitor liquidity risk.  The Corporation also monitors the availability of alternative funding sources such as overnight borrowings, long-term borrowings and the liquidity of the investment portfolio should the need for funding arise.  Management believes that as of December 31, 2008, there are sufficient sources of funding to meet liquidity needs, both current and future.

Interest Rate Risk and Fair Value Risk

Identifying the interest rate risk of the Corporation’s interest-earning assets and the interest-bearing liabilities is essential to managing net interest margin and net interest income.  In addition to the impact on earnings, management is also concerned about how much the value of the Corporation’s assets might rise or fall, given an increasing or decreasing interest rate environment.  Net portfolio value (“NPV”) analysis measures the change in the Corporation’s capital fair value, given interest rate fluctuations, while interest rate sensitivity analysis (“IRSA”) measures the impact of a change in interest rates on the net interest income and net interest margin.  Therefore, the two primary approaches to measuring the impact of interest rate changes on the Corporation’s earnings and fair value are referred to as:

•	Changes in net portfolio value
•	Changes in net interest income

The Corporation’s asset liability model is able to perform dynamic forecasting based on a wide range of assumptions provided.  The model is flexible and can be used for many types of financial projections.  The Corporation uses financial modeling to forecast balance sheet growth and earnings.  The results obtained through the use of forecasting models are based on a variety of factors.  Both earnings and balance sheet forecasts make use of maturity and repricing schedules to determine the changes to the Corporation’s balance sheet over the course of time.  Additionally, there are many assumptions that factor into the results.  These assumptions include, but are not limited to:

•	Projected interest rates
•	Timing of interest rate changes
•	Prepayment speeds loans held and mortgage backed securities
•	Anticipated calls on securities with call options
•	Deposit and loan balance fluctuations
•	Economic conditions
•	Consumer reaction to interest rate changes

As a result of the many assumptions, this information should not be relied upon to predict future results.  Additionally, both of the analyses shown below do not consider any action that management could take to minimize or offset the

ENB FINANCIAL CORP
Management’s Discussion and Analysis

negative effect of changes in interest rates.  These tools are used to assist management in identifying possible areas of risk in order to address them before a greater risk is posed.

The change in net portfolio value gives a long-term view of the exposure to changes in interest rates.  The NPV is calculated by discounting the future cash flows to the present value based on current market rates.  The NPV is the mathematical equivalent of present value of assets minus the present value of liabilities.

The table below indicates the changes in the Corporation’s NPV as of December 31, 2008.   As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the net portfolio value and net interest income in the event of interest rate changes described above. All scenarios for both 2008 and 2007 show the Corporation within ALCO guidelines.

CHANGES IN NET PORTFOLIO VALUE

	2008 Percentage	2007 Percentage	Policy Guidelines
	Change	Change	%

300 basis point rise	13.7	4.0	(37.5)
200 basis point rise	12.8	3.9	(25.0)
100 basis point rise	7.8	2.7	(12.5)
Base rate scenario	-	-	-
100 basis point decline	0.4	(4.3)	(12.5)
200 basis point decline	(0.9)	(9.0)	(25.0)
300 basis point decline	(0.5)	(14.6)	(37.5)

This table shows the effect of an immediate interest rate shock on the net value of the Corporaton's assets and liabilities.  Base rate is the Prime rate.

The results for as of December 31, 2008, indicate low risk to NPV for changes in rates.   The percentage change for all scenarios is well within policy guidelines.  Current interest rates are so low that any change in the values of assets and liabilities on declining rate scenarios has little or no room to decline further; therefore, they are maintaining almost a neutral NPV.  The minimum exposure given rates down 200 and 300 is very unlikely to occur given that interest rates are already at historical lows and the Federal Reserves target overnight interest rate is already down to 0.00% to 0.25%.  For lower interest rates to occur the Prime rate would have to move independent of the overnight Federal funds rate, which has not occurred in recent history.  Although there is some volatility as rates rise, it indicates that the Corporation gains NPV, with the value of assets declining at a slower rate than the decrease in the value of deposits.

The changes in net interest income reflect how much the Corporation’s net interest income would be expected to increase or decrease given a change in market interest rates.  The changes in net interest income shown are measured over a one-year time horizon and assume an immediate rate change on the rate sensitive assets and liabilities. This is considered the more important measure of interest rate sensitivity due to the immediate effect that rate changes may have on the overall performance of the Corporation. The following table takes into consideration when financial instruments would most likely reprice and the duration of the pricing change.  It is important to emphasize that the information shown in the table is an estimate based on hypothetical changes in market interest rates.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

CHANGES IN NET INTEREST INCOME

	2008	2007	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

300 basis point rise	1.6	(0.5)	(15.0)
200 basis point rise	(0.1)	(0.8)	(10.0)
100 basis point rise	(1.0)	(0.5)	(5.0)
Base rate scenario	-	-	-
100 basis point decline	(1.1)	0.3	(5.0)
200 basis point decline	(8.4)	0.1	(10.0)
300 basis point decline	(16.1)	(0.3)	(15.0)

This table shows the effect of an immediate interest rate shock, over a one-year period on the Corporaton's net interest income. Base rate is the Prime rate.

The above analysis shows a slightly negative impact to the Corporation’s net interest income when rates rise 100 and 200 basis points, as well as in all rate down scenarios. In the unique current rate environment, the amount of Corporation’s assets repricing higher will be fairly slow due to the low six month to one year gap ratio with lower levels of assets repricing than liabilities.  On the liability side if rates increase it is typical for management to react slowly in increasing deposit rates.  Even when deposit rates are increased they are typically increased at a fraction of the increase in the Prime rate.  In the current environment, if interest rates rise it is expected that deposit rates will move upward, but more slowly than in past rates up cycles.  It is unlikely that rates will go down, but in the event that they would go lower the Corporation would have exposure in the Prime based lending segment, with those assets earning less return.  The scenarios above show rates down 100 basis points through up 200 basis points at relatively neutral positions.  This is indicative that even if rates move up or down 100 basis points there would be relatively little change in net interest income.   While rates down 200 and 300 show more net interest income exposure, management does not see these scenarios as realistic given the Prime rate is already at 3.25%.  This analysis focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year.  The Corporation’s model also has the ability to measure changes to net interest income given interest rate changes that occur more slowly over time.  This type of modeling is referred to as interest rate ramps, where a set change in rates occurs over a period of time.     If rates were to move upward slowly over the course of the next year, the results are very close to the results using a rate shock.  Using rate ramps the scenarios from rates up 300 basis points to down 100 basis points are less than 1.0% different than the rate shock scenarios.  For the rates down 200 and 300 scenarios, which are highly unlikely, the rate ramps show about 5.0% less exposure than rate shocks primarily because management has more time to compensate for the modeled sharp decline in Prime.

The above analysis also shows the Corporation’s net interest income would decrease if rates decline.  This results from several types of deposit products‘s current offering rates being at or near the floor for pricing.  For instance, savings accounts were being paid .30% as of December 31, 2008.  Management is only able to reduce the rate to zero; therefore, any reduction in the savings rate only benefits earnings in the case of a 30 basis point rate decline.  Since most loan rates would be able to reprice lower under all three declining rate scenarios and the deposit rate decreases are limited, the Corporation would have less earnings under a declining rate scenario.  It is likely that management would control the reduction in loan rates to prevent an actual reduction in net interest income in a downward rate environment.

The assumptions and analysis of the interest rate risk is based on historical experience during varied economic cycles.  Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

ENB FINANCIAL CORP

Item 8.	Financial Statements and Supplementary Data

The following audited financial statements are set forth in this Annual Report of Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ENB Financial Corp

We have audited the accompanying consolidated balance sheets of ENB Financial Corp (the “Corporation) and subsidiary as of December 31, 2008 and 2007, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ENB Financial Corp as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note Q to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

We were not engaged to examine management’s assertions about the effectiveness of ENB Financial Corp’s internal control over financial reporting as of December 31, 2008, included in the accompanying “Report on Management’s Assessment of Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/S.R. Snodgrass, A.C.

Wexford, PA
March 9, 2009

ENB FINANCIAL CORP

BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	December 31,

	2008	2007
	$	$
ASSETS

Cash and due from banks	19,286	17,201
Interest-bearing deposits in other banks	106	96
Total cash and cash equivalents	19,392	17,297

Securities available for sale (at fair value)	214,421	192,960
Loans held for sale	245	365
Loans	411,954	384,999
Less: Allowance for loan losses	4,203	3,682
Net loans	407,751	381,317
Premises and equipment	19,913	17,810
Regulatory stock	4,915	4,111
Bank-owned life insurance	14,512	13,871
Other assets	7,274	6,031
Total assets	688,423	633,762

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	114,262	107,839
Interest-bearing	396,850	370,887
Total deposits	511,112	478,726

Short-term borrowings	11,800	100
Long-term debt	92,000	82,000
Other liabilities	5,466	4,114
Total liabilities	620,378	564,940

Stockholders' equity:
Common stock, par value $0.20
Shares: Authorized 12,000,000, Issued 2,869,557, Outstanding 2,844,195 (Issued 3,000,000, Outstanding 2,861,854 as of 12-31-07)	574	600
Capital surplus	4,457	4,502
Undivided profits	64,629	68,158
Accumulated other comprehensive loss, net of tax	(963)	(181)
Less: Treasury stock shares at cost 25,362 (138,146 as of 12-31-07)	(652)	(4,257)
Total stockholders' equity	68,045	68,822
Total liabilities and stockholders' equity	688,423	633,762

See notes to financial statements

ENB FINANCIAL CORP

STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2008	2007	2006
	$	$	$

Interest and dividend income:
Interest and fees on loans	23,675	24,648	22,470
Interest on securities available for sale:
Taxable	8,346	5,825	5,794
Tax-Exempt	2,361	2,700	2,924
Interest on federal funds sold	28	221	41
Interest on deposits at other banks	5	13	14
Dividend income	310	377	324
Total interest and dividend income	34,725	33,784	31,567

Interest expense:
Interest on deposits	10,470	11,080	10,033
Interest on short-term borrowings	73	60	227
Interest on long-term debt	4,055	3,552	2,644
Total interest expense	14,598	14,692	12,904
Net interest income	20,127	19,092	18,663
Provision for loan losses	669	1,446	1,276
Net interest income after provision for loan losses	19,458	17,646	17,387

Other income:
Trust and investment services income	971	952	777
Service fees	2,061	1,692	1,797
Commissions	1,328	1,124	991
Gains/(losses) on securities transactions, net	(506)	157	(870)
Gains on sale of mortgages	123	118	197
Earnings on bank owned life insurance	632	469	253
Other	298	289	257
Total other income	4,907	4,801	3,402

Operating expenses:
Salaries and employee benefits	11,892	9,693	8,600
Occupancy	1,242	1,146	1,025
Equipment	957	899	891
Advertising & marketing	411	415	423
Computer software & data processing	1,508	1,383	1,330
Shares tax	721	449	432
Outside services	1,643	968	928
Other	2,094	1,878	1,671
Total operating expenses	20,468	16,831	15,300
Income before income taxes	3,897	5,616	5,489
Provision(Benefit) for federal income taxes	(117)	553	718
Net income	4,014	5,063	4,771
Earnings per share of common stock	1.40	1.77	1.67
Cash dividends paid per share	1.24	1.21	1.17
Weighted average number of shares outstanding	2,860,856	2,854,400	2,850,657

See notes to financial statements

ENB FINANCIAL CORP

STATEMENTS OF STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Common Stock	Capital Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	$	$	$	$	$	$

Balances, December 31, 2005	600	4,451	65,113	(2,468)	(3,634)	64,062

Comprehensive income:
Net income	-	-	4,771	-	-	4,771
Unrealized holding gains on securities available for sale arising during the year, net of tax $419	-	-	-	813	-	813
Reclassification adjustment for losses included in net income, net of tax $296	-	-	-	574	-	574
Total comprehensive income						6,158

Treasury stock purchased - 37,605 shares	-	-	-	-	(1,366)	(1,366)
Treasury stock issued - 12,382 shares	-	59	-	-	380	439
Cash dividends paid, $1.17 per share	-	-	(3,336)	-	-	(3,336)

Balances, December 31, 2006	600	4,510	66,548	(1,081)	(4,620)	65,957

Comprehensive income:
Net income	-	-	5,063	-	-	5,063
Unrealized holding gains on securities available for sale arising during the year, net of tax $517	-	-	-	1,004	-	1,004
Reclassification adjustment for gains included in net income, net of tax ($53)	-	-	-	(104)	-	(104)
Total comprehensive income						5,963

Treasury stock issued - 11,789 shares	-	(8)	-	-	363	355
Cash dividends paid, $1.21 per share	-	-	(3,453)	-	-	(3,453)

Balances, December 31, 2007	600	4,502	68,158	(181)	(4,257)	68,822

Comprehensive income:
Net income	-	-	4,014	-	-	4,014
Unrealized holding losses on securities available for sale arising during the year, net of tax ($575)	-	-	-	(1,116)	-	(1,116)
Reclassification adjustment for losses included in net income, net of tax $172	-	-	-	334	-	334
Total comprehensive income						3,232

Treasury stock retired - 130,443 shares	(26)	-	(3,994)	-	4,020	-
Treasury stock purchased - 32,400 shares	-	-	-	-	(833)	(833)
Treasury stock issued - 7,038 shares	-	(45)	-	-	418	373
Cash dividends paid, $1.24 per share	-	-	(3,549)	-	-	(3,549)

Balances, December 31, 2008	574	4,457	64,629	(963)	(652)	68,045

See notes to financial statements

ENB FINANCIAL CORP

STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2008	2007	2006
	$	$	$
Cash flows from operating activities:
Net income	4,014	5,063	4,771
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities and loan fees	332	491	493
(Increase) decrease in interest receivable	28	167	(414)
Increase in interest payable	36	102	457
Provision for loan losses	669	1,446	1,276
(Gains) losses on securities transactions, net	506	(157)	870
Gains on sale of mortgages	(123)	(118)	(197)
Loans originated for sale	(2,100)	(1,387)	(4,261)
Proceeds from sales of loans	2,343	1,664	4,612
Earnings on bank owned life insurance	(632)	(469)	(253)
Depreciation of premises and equipment and amortization of software	1,261	1,137	1,116
Deferred income tax	(857)	(396)	(594)
Other assets and other liabilities, net	1,453	(340)	393
Net cash provided by operating activities	6,930	7,203	8,269
Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	50,623	27,778	26,159
Proceeds from sales	52,970	10,279	19,120
Purchases	(127,127)	(38,490)	(29,930)
Proceeds from sale of other real estate owned	150	-	-
Purchase of regulatory bank stock	(815)	(664)	(1,281)
Redemptions of regulatory bank stock	11	670	811
Purchase of BOLI	(9)	(5,111)	(5,128)
Net increase in loans	(27,053)	(20,044)	(38,618)
Purchases of premises and equipment	(3,206)	(1,971)	(3,036)
Purchase of computer software	(456)	(89)	(39)
Net cash used in investing activities	(54,912)	(27,642)	(31,942)
Cash flows from financing activities:
Net increase (decrease) in demand, NOW, and savings accounts	4,161	15,886	(10,738)
Net increase (decrease) in time deposits	28,225	(6,419)	31,211
Net increase (decrease) in short term borrowings	11,700	(1,100)	(200)
Proceeds from long-term debt	20,000	34,000	14,000
Repayments of long-term debt	(10,000)	(18,000)	(7,500)
Dividends paid	(3,549)	(3,453)	(3,336)
Treasury stock sold	373	355	439
Treasury stock purchased	(833)	-	(1,366)
Net cash provided by financing activities	50,077	21,269	22,510
Net increase (decrease) in cash and cash equivalents	2,095	830	(1,163)
Cash and cash equivalents at beginning of period	17,297	16,467	17,630
Cash and cash equivalents at end of period	19,392	17,297	16,467
Supplemental disclosures of cash flow information:
Interest paid	14,562	14,590	12,447
Income taxes paid	1,050	950	1,175
Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned held for sale from loans	-	93	698

See notes to the financial statements

ENB Financial Corp
Notes to Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:
ENB Financial Corp, through its wholly owned subsidiary Ephrata National Bank, provides financial services to Northern Lancaster County and surrounding communities.  ENB Financial Corp, a bank holding company, was formed on July 1, 2008, and is the successor to Ephrata National Bank, which existed as a stand alone national bank since formation in 1881.  The Corporation’s wholly owned subsidiary Ephrata National Bank offers a full array banking services including loan and deposit products for both personal and commercial customers, as well as trust and investment services, through nine office locations.

Basis of Presentation:
The consolidated financial statements of ENB Financial Corp and its subsidiary, Ephrata National Bank, (collectively the “Corporation”) conform to U.S. generally accepted accounting principles (GAAP). The preparation of these statements requires that management make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Material estimates of the Corporation, including the allowance for loan losses, the fair market value of securities available for sale, the valuation of foreclosed real estate, other than temporary investment impairments, intangible assets, and deferred tax assets or liabilities, are evaluated regularly by management.  Actual results could differ from the reported estimates given different conditions or assumptions.

The accounting and reporting policies followed by the Corporation conform with U.S. GAAP and to general practices within the banking industry. All intercompany transactions have been eliminated in consolidation. The following is a summary of the more significant policies.

Cash and Cash Equivalents:
For purposes of reporting cash flows, cash and cash equivalents are identified as cash and due from banks, and includes cash on hand, collection items, amounts due from banks, and interest bearing deposits with other banks with maturities of less than 90 days.

Securities Available for Sale:
The Corporation classifies its entire portfolio of debt and equity securities as available for sale securities, which the Corporation reports at fair value.  Any appreciation or depreciation in the portfolio is reported as a separate component of Stockholders' Equity, net of deferred income taxes.  The constant yield method is used for the amortization of premiums and the accretion of discounts for all of the Corporation’s securities with the exception of collateralized mortgage obligations (“CMOs”) and index amortizing notes (“IANs”).  The constant yield method maintains a stable yield on the instrument through its maturity.  For CMOs and IANs, a two-step/pro-ration method is used for amortization and accretion.  The first step is a pro-ration based on the current pay down.  This component ensures that the book price stays level with par.  The second step amortizes or accretes the remaining premium or discount to the calculated final amortization or accretion date based on the current 3-month constant prepayment rates.  Net gains or losses realized on sales or calls of securities are reported as gains or losses on security transactions during the year of sale, using the specific identification method.

Other Than Temporary Impairment (OTTI)
Management monitors all of the Corporation’s securities for OTTI on a monthly basis and will determine whether any impairment should be recorded on a quarterly basis.  A number of factors are considered in determining whether a security is impaired, including, but not limited to the following:

•	period of time the security has had unrealized losses,
•	percentage of unrealized loss,
•	the ability and intent of management to hold the security until maturity,
•	type of security, and
•	market dynamics impacting the market and liquidity of the security.

Management will more closely evaluate those securities that have unrealized losses of 10% or more and have had unrealized losses for more than twelve months.  If management determines that the declines in value of the security are not temporary, or if management does not have the ability to hold the security until maturity, which is the case with equity securities, than management will record impairment on the security.  The amount of impairment is the

ENB Financial Corp
Notes to Financial Statements

difference between the securities book value and current fair market value determined by obtaining independent market pricing.  Impairment is recording as loss on securities.

Loans and Allowance for Loan Losses:
The Corporation reports loans receivable at their outstanding principal balances, reduced by any charge-offs and net of any deferred loan origination fees or costs. Net loan origination fees and costs are deferred and recognized as an adjustment of yield over the contractual life of the loan.

In general, fixed rate residential mortgage loans originated by the Corporation, and held for sale, are carried in the aggregate at the lower of cost or market.  Such mortgage loans are sold to Fannie Mae and serviced by the Corporation.  The Corporation also originates loans for immediate sale to Wells Fargo.  The Corporation does not service any mortgages sold to Wells Fargo.

Interest accrues daily on outstanding loan balances.  Generally, the accrual of interest discontinues when the ability to collect the loan becomes doubtful or when a loan becomes more than 90 days past due as to principal and interest. Management may elect to continue the accrual of interest based on the expectation of future payments and/or the sufficiency of the underlying collateral.

The allowance for loan losses is maintained at a level considered by management to be adequate to provide for probable losses that can be reasonably anticipated.  The monthly provision for loan losses is an expense which increases the allowance, while charge-offs net of recoveries decrease the allowance.  The Corporation makes periodic credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, and other factors in determining the adequacy of the reserve balance.  Loans determined to be uncollectible are charged to the allowance during the period in which such determination is made.

In accordance with FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and as amended by Statement No.118, a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement.

The Corporation individually evaluates commercial and commercial real estate loans for impairment and does not aggregate loans by major risk classifications.  The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap.  The Corporation may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectability while not classifying the loan as impaired, provided the loan is not a commercial or commercial real estate classification.  Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan using the original interest rate and its recorded value or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans secured by one-to-four family properties and all consumer loans are considered to be large groups of smaller-balance homogenous loans and are measured for impairment collectively.  Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis, taking into consideration all circumstances concerning the loan, the creditworthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed.

Other Real Estate Owned:
Other real estate owned (“OREO”) represents properties acquired through customer loan defaults. Properties acquired through the default of loans, are recorded at the lower of fair value less disposal costs at acquisition date, or the loan balance. Fair value is determined by current appraisals. Costs associated with holding other real estate are charged to operational expense. OREO is recorded as other assets on the Balance Sheets.

Mortgage Servicing Rights (“MSRs”):
The Corporation has agreements for the express purpose of selling loans in the secondary market.  The Corporation maintains all servicing rights for the loans sold through Fannie Mae.  Originated MSRs are recorded by allocating total costs incurred between the loans and servicing rights based on their relative fair values.  MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio.  Impairment is

ENB Financial Corp
Notes to Financial Statements

evaluated based on the fair value of the right, based on portfolio interest rates and prepayment characteristics.  MSRs are a component of other assets on the Balance Sheets.

Premises and Equipment:
Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of generally fifteen to thirty-nine years for buildings and improvements and five to ten years for furniture and equipment.  Maintenance and repairs of property and equipment are charged to operational expense as incurred, while major improvements are capitalized. Net gains or losses upon disposition are included in other income or operational expense, as applicable.

Bank-Owned Life Insurance:
Bank-owned life insurance (“BOLI”) is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value in the policies less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $14,512,000 and $13,871,000 as of December 31, 2008, and 2007, respectively.

Long-Lived Assets:
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the difference between the carrying value and the fair market value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less cost to sell or cost to dispose.

Advertising Costs:
The Corporation expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2008, 2007, and 2006 were $411,000, $415,000, and $423,000, respectively.

Income Taxes:
In accordance with FASB Statement No.109, “Accounting for Income Taxes,” an asset and liability approach is followed for financial accounting and reporting for income taxes. Accordingly, a net deferred tax asset or liability is recorded in the financial statements for the tax effects of temporary differences, which are items of income and expense reported in different periods for income tax and financial reporting purposes. Deferred tax expense is determined by the change in the assets or liabilities for deferred taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Earnings per Share:
The Corporation currently maintains a simple capital structure with no stock option plans that would have a dilutive effect on earnings per share.  Earnings per share are calculated by dividing net income by the weighted-average number of shares outstanding for the periods.

Comprehensive Income:
The Corporation is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented.  Other comprehensive income comprises of unrealized holding gains and losses on the available for sale securities portfolio.  The Corporation has elected to report the effects of other comprehensive income as part of the Statement of Stockholders’ Equity.

Segment Disclosure:
FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. This statement establishes standards for the manner in which public business enterprises report information about segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures regarding financial products and services, geographic areas, and major customers.  The Corporation has only one operating segment consisting primarily of its banking and fiduciary activity.

ENB Financial Corp
Notes to Financial Statements

Pension Plans:
The Corporation has a noncontributory defined contribution pension plan covering substantially all employees. The Corporation contributes 7.5% of qualifying employees’ covered compensation, plus 5.7% of covered compensation in excess of the Social Security wage base, which is charged to operating expense and funded on a current basis.

Trust Assets and Income:
Assets held by the Money Management Group in a fiduciary or agency capacity for customers are not included in the Corporation’s balance sheets since these items are not assets of the Corporation. In accordance with banking industry practice, trust income is recognized on a cash basis, and such income does not differ significantly from amounts that would be recognized on an accrual basis.  Trust income is reported in the Corporation’s income statements under other income.

Reclassification of Comparative Amounts:
Certain comparative amounts for the prior year have been reclassified to conform to current-year classifications.  Such reclassifications had no effect on net income or stockholders’ equity.

Recently Issued Accounting Standards:
In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities.  The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value.  The Standard does not expand the use of fair value in any new circumstances.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157.  Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.   FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that

ENB Financial Corp
Notes to Financial Statements

are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encourage.  The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

In June 2008, the FASB ratified EITF Issue No. 08-4, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios.  This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity.  The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted.  The adoption of this FSP is not expected to have a material effect on the Corporation’s 2009 results of operations or financial position.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.  This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset.  The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years.  The adoption of this FSP is not expected to have a material effect on the Corporation’s 2009 results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R  and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Corporation acquired after the effective date.  The adoption of this FSP is not expected to have a material effect on the Corporation’s 2009 results of operations or financial position.

ENB Financial Corp
Notes to Financial Statements

NOTE B - SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

The amortized cost and fair value of securities held at December 31, 2008 and 2007 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	$	$	$	$

December 31, 2008
U.S. treasuries & government agencies	46,938	447	(321)	47,064
Mortgage-backed securities	45,405	761	(73)	46,093
Collateralized mortgage obligations	35,484	566	(1)	36,049
Private label collateralized mortgage obligations	20,511	-	(2,217)	18,294
Corporate bonds	12,108	83	(554)	11,637
Obligations of states and political subdivisions	52,433	874	(786)	52,521
Total debt securities	212,879	2,731	(3,952)	211,658
Marketable equity securities	3,000	-	(237)	2,763
Total securities available for sale	215,879	2,731	(4,189)	214,421

December 31, 2007
U.S. treasuries & government agencies	47,739	34	(174)	47,599
Mortgage-backed securities	33,367	86	(356)	33,097
Collateralized mortgage obligations	36,654	261	(82)	36,833
Corporate bonds	11,637	26	(156)	11,507
Obligations of states and political subdivisions	59,790	1,046	(414)	60,422
Total debt securities	189,187	1,453	(1,182)	189,458
Marketable equity securities	4,047	-	(545)	3,502
Total securities available for sale	193,234	1,453	(1,727)	192,960

The amortized cost and fair value of debt securities available for sale at December 31, 2008, by contractual maturity are shown below.  Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	35,736	35,812
Due after one year through five years	67,188	66,934
Due after five years through ten years	76,023	76,216
Due after ten years	33,932	32,696
Total debt securities	212,879	211,658

Proceeds from sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below.  Realized gains and losses are computed on the basis of specific identification.

ENB Financial Corp
Notes to Financial Statements

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Securities Available for Sale
	2008	2007	2006
	$	$	$

Proceeds from sales	52,970	10,279	19,120
Gross realized gains	792	179	89
Gross realized losses	1,298	22	959

The gross realized losses above include $760,000 of impairment in 2008 and $772,000 in 2006.

Securities available for sale with a par value of $63,455,000 and $47,161,000 at December 31, 2008, and 2007 respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law.  The fair value of these pledged securities was $64,779,000 at December 31, 2008, and $47,118,000 at December 31, 20007.

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis.  The process management follows to determine whether a security is OTTI is described in Note A.  As of December 31, 2008 all of the Corporation’s securities carrying unrealized losses were determined to be temporarily impaired and not permanently impaired.  Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss positions follows:

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	$	$	$	$	$	$
As of December 31, 2008
U.S. treasuries & government agencies	21,531	295	1,813	26	23,344	321
Mortgage-backed securities	2,527	10	3,971	63	6,498	73
Collateralized mortgage obligations	215	-	495	1	710	1
Private label collateralized mortgage obligations	18,294	2,217	-	-	18,294	2,217
Corporate bonds	7,491	554	-	-	7,491	554
Obligations of state and political subdivisions	9,628	380	6,901	406	16,529	786
Total debt securities	59,686	3,456	13,180	496	72,866	3,952
Marketable equity securities	-	-	2,763	237	2,763	237
Total temporary impaired securities	59,686	3,456	15,943	733	75,629	4,189

As of December 31, 2007
U.S. treasuries & government agencies	8,321	15	21,221	159	29,542	174
Mortgage-backed securities	-	-	22,059	356	22,059	356
Collateralized mortgage obligations	705	1	9,836	81	10,541	82
Corporate bonds	1,038	4	8,444	152	9,482	156
Obligations of state and political subdivisions	5,295	120	14,736	294	20,031	414
Total debt securities	15,359	140	76,296	1,042	91,655	1,182
Marketable equity securities	680	367	2,822	178	3,502	545
Total temporary impaired securities	16,039	507	79,118	1,220	95,157	1,727

ENB Financial Corp
Notes to Financial Statements

There are 67 positions that are considered temporarily impaired at December 31, 2008.  The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation.

Recent market conditions throughout the financial sector have made the evaluation regarding the possible impairment of mortgaged backed and CMO securities difficult to fully determine given the volatility of their pricing, based not only on rate changes, but collateral uncertainty as well. The majority of the MBS and CMO’s owned by the Corporation are backed by the US government.   Approximately 20% of the Corporations MBS and CMO’s are private label CMO’s, not backed by the U.S. government.  As of December 31, 2008, seven private label securities were held with six of the seven rated AAA by both Moodys and S&P.  The remaining security was rated below investment grade.  Management evaluates all of the private label securities on a monthly basis and intends to continue to hold these securities. Management has concluded that as of December 31, 2008, the declines outlined in the above table represent temporary declines, and the Corporation does have the intent and ability to hold those securities until maturity or to allow a market recovery.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

LOAN SUMMARY
(DOLLARS IN THOUSANDS)

	December 31,
	2008	2007
	$	$

Real estate (a)
Residential	163,076	150,996
Commercial	152,942	131,297
Construction	13,540	16,960
Commercial	71,765	75,172
Consumer	10,887	10,896
	412,210	385,321
Less:
Deferred loan fees, net	256	322
Allowance for loan losses	4,203	3,682
Total net loans (b)	407,751	381,317

(a)	Real estate loans serviced for Fannie Mae, which are not included in the Balance Sheets, totaled $11,058,000 and $9,975,000 as of December 31, 2008, and 2007 respectively.
(b)	Included in total loans are $101,000 and $541,000 of loans in process as of December 31, 2008, and 2007, respectively.

ALLOWANCE FOR LOAN LOSS SUMMARY
(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2008	2007	2006
	$	$	$

Balance at January 1	3,682	3,244	2,795
Amounts charged off	(241)	(1,078)	(902)
Recoveries of amounts previously charged off	93	70	75
Balance before current year provision	3,534	2,236	1,968
Provision charged to operating expense	669	1,446	1,276
Balance at December 31	4,203	3,682	3,244

At year end for 2008, 2007 & 2006, all of the loans on non-accrual were also considered impaired.  Interest income on loans would have increased by approximately $1,000, $0 and $3,000 during 2008, 2007 and 2006 respectively, if these loans had performed in accordance with their original terms.

ENB Financial Corp
Notes to Financial Statements

Information with respect to impaired loans as of and for the years ended December 31 is as follows:

IMPAIRED LOANS	2008	2007	2006
(DOLLARS IN THOUSANDS)	$	$	$

Impaired loans
Loan Balances without a related allowance for loan losses	-	-	-
Loan Balances with a related allowance for loan losses	2,889	425	548
Related allowance for loan losses	455	220	38
Average recorded balance of impaired loans	154	425	548
Interest income recognized on impaired loans	8	32	44

NOTE D - PREMISES AND EQUIPMENT
(DOLLARS IN THOUSANDS)

The major classes of Corporation premises and equipment and the accumulated depreciation are as follows:

	December 31,
	2008	2007
	$	$
Land	3,017	3,017
Buildings and improvements	19,533	17,284
Furniture and equipment	8,654	7,486
Construction in process	97	319
Total	31,301	28,106
Less accumulated depreciation	11,388	10,296
Premises and equipment	19,913	17,810

Depreciation expense, which is included in operating expenses, amounted to $1,103,000 for 2008, $1,033,000 for 2007, and $1,012,000 for 2006. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service.  As of December 31, 2008, the construction in process consists of preliminary costs associated with a renovations being made to existing facilities to be completed in 2009.

ENB Financial Corp
Notes to Financial Statements

NOTE E - DEPOSITS
(DOLLARS IN THOUSANDS)

Deposits by major classification are summarized as follows:

	December 31,
	2008	2007
	$	$

Noninterest-bearing demand	114,262	107,839
NOW accounts	51,617	61,345
Money market deposit accounts	42,074	39,474
Savings accounts	72,210	67,344
Time deposits under $100,000	174,918	163,591
Time deposits of $100,000 or more	56,031	39,133
Total deposits	511,112	478,726

At December 31, 2008, the scheduled maturities of time deposits are as follows:

2009	135,813
2010	42,500
2011	32,678
2012	10,061
2013	9,897
230,949

NOTE F - SHORT-TERM BORROWINGS
(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one day from the transaction date, overnight borrowings from the FRB Discount Window, and FHLB fixed rate loans for a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2008, and 2007:

	2008	2007
	$	$

Total short-term borrowings outstanding at year end	11,800	100

Average interest rate at year end	0.56%	4.00%
Maximum outstanding at any month-end	12,743	15,500
Average amount outstanding for the year	3,926	1,157
Weighted average interest rate for the year	1.86%	5.19%

As of December 31, 2008, the Corporation had approved Federal funds lines of $33 million unsecured.  An additional $2 million of secured credit is available upon the pledging of collateral.  The Corporation also has the ability to borrow through the FRB Discount Window.  The amount of borrowing available through the Discount Window was $3.8 million as of December 31, 2008.  For further information on borrowings from FHLB see Note G.

ENB Financial Corp
Notes to Financial Statements

NOTE G – OTHER BORROWED FUNDS
(DOLLARS IN THOUSANDS)

Maturities of other borrowings at December 31 are summarized as follows:

	At December 31, 2008		At December 31, 2007
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	$	%	$	%

FHLB fixed rate loans
2008	-	-	5,000	5.23
2009	15,000	4.51	15,000	4.51
2010	12,500	4.14	10,000	4.42
2011	9,500	3.83	4,500	4.61
2012	5,000	4.13	2,500	4.80

FHLB convertible loans
2008	-	-	5,000	3.16
2011	5,000	4.79	5,000	4.79
2012	7,500	4.62	7,500	4.30
2013 and after	7,500	4.35	7,500	4.33

Repurchase agreements
2010	5,000	3.15	-	-
2011	5,000	4.64	5,000	4.64
2012	5,000	4.82	5,000	4.82
2013 and after	15,000	3.90	10,000	4.52
Total other borrowings	92,000	4.23	82,000	4.48

As a member of the FHLB of Pittsburgh, the Corporation has access to significant credit facilities.  Borrowings from FHLB are secured with a blanket security agreement and required investment of FHLB member bank stock.   As part of the security agreement the Corporation maintains unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. agency notes, bonds, mortgage-backed securities, and collateralized mortgage obligations) in an amount at least as much as the advances from the FHLB.  Additionally, the Corporation’s FHLB stock of $4,728,400 and $3,924,400 at December 31, 2008, and 2007 respectively, is also pledged to secure these advances.

The Corporation had a FHLB maximum borrowing capacity of $319.5 million as of December 31, 2008, with remaining borrowing capacity of approximately $252.5 million.  The borrowing arrangement with FHLB is subject to annual renewal.  The maximum borrowing capacity is recalculated quarterly.

The terms of FHLB convertible borrowings allow the FHLB to convert the interest rate to an adjustable rate based on the three-month London Interbank Offering Rate (“LIBOR”). The rates on these instruments can change quarterly, once certain conditions or rate lockout periods are met.  At conversion date, the Corporation has the option of paying the borrowing off or continuing to borrow under the new terms of the convertible borrowing.

As of December 31, 2008, the Corporation had six repurchase agreements; securities sold under an agreement to repurchase, for $30 million.  The Corporation pledged securities with a fair market value of $40.7 million as of December 31, 2008 as collateral for these borrowings.  One $5.0 million repurchase instrument is at a fixed rate with no call features.  The remaining $25.0 million of instruments have call features with different variable to fixed and fixed to variable rate provisions.

ENB Financial Corp
Notes to Financial Statements

NOTE H – CAPITAL TRANSACTIONS

On July 1, 2008, ENB Financial Corp, a bank holding company, was formed.  At that time all shares of Ephrata National Bank stock were converted to ENB Financial Corp shares on a one for one basis. The 130,443 treasury shares owned by the Bank as of June 30, 2008, were retired and the Corporation began existence with 2,869,557 outstanding shares of common stock.

As a bank holding company, the Board of Directors now has authority to purchase the Corporation’s common stock without prior shareholder or regulator consent.  On August 14, 2008, the Board authorized a stock buyback to last one year for the purchase of up to 140,000 shares. Through December 31, 2008, 32,400 shares were purchased at an average weighted cost of $25.71. Currently two stock plans are in place, a nondiscriminatory employee stock purchase plan, which allows employees to purchase shares at a 10% discount from the stocks fair market value at the end of each quarter, and a dividend reinvestment plan.   Both plans issue shares from treasury shares acquired.   As of December 31, 2008, the Corporation held 25,362 treasury shares, at a weighted average cost of $25.71 per share, with a basis of $652,000.

NOTE I – RETIREMENT PLAN

The Corporation has a defined contribution pension plan (the “plan”) covering all employees aged 21 or older who work 1,000 or greater hours in a calendar year and have completed at least one full year of employment.  The Corporation contributes 7.5% of the covered compensation of all plan participants, plus 5.7% of covered compensation in excess of the Social Security wage base, which was $102,000 for 2008, $97,500 for 2007, and $94,200 for 2006.  For purposes of the plan, covered compensation was limited to $230,000 in 2008, $225,000 in 2007, and $220,000 in 2006.  Total expense of the plan was $527,000, $476,000 and $412,000, for 2008, 2007, and 2006 respectively.  The Corporation’s pension plan is fully funded.

The Corporation also provides an optional 401(K) plan, in which employees may elect to defer pre-tax salary dollars, subject to the maximum annual Internal Revenue Service contribution amounts. The contribution maximum for 2008 was $15,500 for persons under age 50, and $20,500 for persons over 50 years in age. The 401(K) plan was amended at the end of 2002 to allow for employer contributions.  No employer contributions were made into the plan for 2008, 2007 or 2006.

ENB Financial Corp
Notes to Financial Statements

NOTE J - DEFERRED COMPENSATION

Prior to 1999 directors of the Corporation had the ability to defer their directors' fees into a directors deferred compensation plan  For the directors who elected to have their compensation deferred, a contract was signed for each period of deferred pay.  At the time of deferment, the Corporation used the amount of the annual director's fee to pay the premiums on the life insurance policies, insuring the individual lives of the participating directors.  The Corporation could continue to pay premiums after the deferment period, or could allow the policies to fund annual premiums through loans against the policies cash surrender value.  The Corporation has continued to pay the premiums on the life insurance policies and no loans exist on the policies.

The Corporation is the owner and beneficiary of all life insurance policies on the directors.  The life insurance proceeds that the Corporation will ultimately receive are designed to fund its present and future obligations to the directors under these deferred compensation agreements; accordingly, the amount of deferred compensation to be paid to each director was actuarially determined based on the amount of life insurance the annual director's fees were able to purchase. This amount varies for each director depending on age, general health, and the number of years until the director is entitled to begin receiving payments.

The life insurance policies had an aggregate face amount of $3,911,000.00 for December 31, 2008 and $3,953,000 for December 31, 2007.  The death benefits totaled $6,363,000 and $6,320,000 as of December 31, 2008, and 2007 respectively.  The cash surrender value of the above policies totaled $3,573,000 and $3,404,000 as of December 31, 2008, and 2007 respectively.  The net present value of the vested portion of deferred payments totaled $1,883,000 at December 31, 2008, and $2,027,000 at December 31, 2007. The interest rate used to discount these obligations was 5.50% for 2008, 6.00% for 2007 and 6.50% for 2006. These net present value amounts are included in "Other liabilities" on the Balance Sheets. Total charges to expense for deferred compensation amounted to $145,000 for 2008, $171,000 for 2007, and $109,000 for 2006, and are included in "Other operating expenses" in the Statements of Income.

NOTE K – COMPENSATORY OBLIGATIONS

In October 2008, the Corporation recognized a $1,222,000 liability and corresponding expense in connection with a voluntary separation package.  The separation package was offered to qualifying individuals as part of a corporate wide realignment of resources to improve efficiency.  The liability includes provisions for severance compensation and medical insurance coverage.  It will be paid out bi-weekly, following the designated payroll schedule, until all obligations are fully satisfied in 2010.  The balance of the separation liability account was $1,188,000 as of December 31, 2008.  No further liability or expense is anticipated in connection with the separation package in 2009 or beyond.

ENB Financial Corp
Notes to Financial Statements

NOTE L - INCOME TAXES
(DOLLARS IN THOUSANDS)

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before income taxes.  A reconciliation of the differences by amount and percent is as follows:

Federal Income Tax Summary:

	Year Ended December 31,
	2008		2007		2006
	$	%	$	%	$	%

Income tax at statutory rate	1,325	34.0	1,909	34.0	1,866	34.0
Tax-exempt interest income	(1,213)	(31.1)	(1,317)	(23.5)	(1,301)	(23.7)
Non-deductible interest expense	124	3.2	144	2.6	129	2.4
Bank-owned life insurance	(215)	(5.5)	(160)	(2.9)	(86)	(1.6)
Other	(138)	(3.6)	(23)	(0.4)	110	2.0
Income tax expense	(117)	(3.0)	553	9.8	718	13.1

Significant components of income tax expense are as follows:

	Year Ended December 31,
	2008	2007	2006
	$	$	$
Current tax expense	816	983	1,050
Deferred tax benefit	(857)	(369)	(594)
Valuation allowance adjustment	(76)	(61)	262
Income tax expense	(117)	553	718

Components of the Bank's net deferred tax position are as follows:

	December 31,
	2008	2007	2006
	$	$	$

Deferred tax assets
Allowance for loan losses	1,429	1,252	1,009
Net unrealized holding losses on securities available for sale	496	93	557
Deferred compensation reserve	640	689	739
Separation compensation obligation reserve	404	-	-
Unrealized capital loss	-	76	262
Capital loss carryforward	125	125	-
Tax credit carryforwards	900	433	124
Charitable contribution carryforward	89	23	-
Allowance for off-balance sheet extensions of credit	72	65	85
Interest on non-accrual loans	19	3	1
Other	6	-	-
Total deferred tax assets	4,180	2,759	2,777
Valuation allowance	(125)	(201)	(262)
Net deferred taxes	4,055	2,558	2,515

Deferred tax liabilities
Premises and equipment	(1,559)	(1,391)	(1,395)
Discount on investment securities	(78)	(55)	(25)
Other	-	(5)	(5)
Total deferred tax liabilities	(1,637)	(1,451)	(1,425)
Net deferred tax assets	2,418	1,107	1,090

ENB Financial Corp
Notes to Financial Statements

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities and certain tax planning strategies.  A valuation allowance of $262,000 was established during the year ending December 31, 2006, to offset in its entirety the tax benefits associated with certain impaired securities that management believes may not be realizable.  Due to sales in 2007 and 2008 of previously impaired securities at a book gain, this valuation allowance was reduced to $125,000 as of December 31, 2008.

The Corporation had a deferred tax asset of $820,000 and $381,000 for credits related to Alternative Minimum Taxes (AMT) as of December 31, 2008 and 2007 respectively, and a deferred tax asset of $80,000 and $54,000 as of December 31, 2008 and 2007 respectively, for credits related to low income housing credits.  In addition, as of the end of 2008, the Bank had a deferred tax asset of $89,000 related to a charitable contribution carryover.   No valuation has been established for these deferred tax assets in view of the Bank’s ability to carry forward taxes paid in previous years, and credits to future years, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential.

NOTE M – REGULATORY MATTERS AND RESTRICTIONS
(DOLLARS IN THOUSANDS)

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The quantitative measures established by regulation to ensure capital adequacy, require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and Tier 1 and total capital to risk weighted assets.

As of December 31, 2008 and 2007, the Corporation and Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

In addition, to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year.  The approval of the OCC shall be required if the total of all dividends declared by the Bank in any year shall exceed the total of its net profits of that year combined with retained net profits of the preceding two years.  Under this restriction, the Corporation could declare dividends in 2009, without the approval of the OCC, or approximately $2.1 million, plus an additional amount equal to the Corporation’s net profits for 2009, up to the date of any such dividend declaration.

ENB Financial Corp
Notes to Financial Statements

CAPITAL LEVELS (DOLLARS IN THOUSANDS)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	$	%	$	%	$	%

As of December 31, 2008
Total Capital to Risk-Weighted Assets
Consolidated	73,264	16.2	36,246	8.0	45,308	10.0
Bank	72,917	16.1	36,246	8.0	45,308	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	68,848	15.2	18,123	4.0	27,185	6.0
Bank	68,501	15.1	18,123	4.0	27,185	6.0

Tier I Capital to Average Assets
Consolidated	68,848	10.1	27,227	4.0	34,034	5.0
Bank	68,501	10.1	27,236	4.0	34,045	5.0

As of December 31, 2007 (Bank Only)
Total Capital to Risk-Weighted Assets	72,508	16.6	34,858	8.0	43,573	10.0
Tier I Capital to Risk-Weighted Assets	68,636	15.8	17,429	4.0	26,144	6.0
Tier I Capital to Average Assets	68,636	10.9	25,192	4.0	31,490	5.0

NOTE N – TRANSACTIONS WITH DIRECTORS AND OFFICERS
(DOLLARS IN THOUSANDS)

The following table presents activity in the amounts due from Directors, Executive Officers, Immediate Family and Affiliated Companies.  These transactions are made on the same terms and conditions, including interest rates and collateral requirements as those prevailing at the time for comparable transactions with others.  An analysis of the activity with respect to such aggregate loans to related parties is shown below.

Loans to Insiders
(Dollars In Thousands)

Actual
$

Balance, December 31, 2007	16,273
Advances	11,131
Repayments	(11,086)
Balance, December 31, 2008	16,318

Deposits from insiders represented in the table above totaled $8,857,886 as of December 31, 2008, and $10,341,000 on December 31, 2007.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business the Corporation makes various commitments that are not reflected in the accompanying financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit.  On December 31, 2008, firm loan commitments totaled $15 million; unused lines of credit totaled $69 million; and open letters of credit totaled

ENB Financial Corp
Notes to Financial Statements

approximately $14 million. The sum of these commitments, $98 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance-sheet instruments apply for making commitments and conditional obligations and the actual credit losses could arise from the exercise of these commitments is expected to compare favorably with the loan loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2007, totaled $100 million, representing firm loan commitments of $13 million, unused lines of credit of $75 million, and open letters of credit totaling $12 million.

Firm commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s credit worthiness is evaluated on an individual basis. The amount of collateral obtained, if deemed necessary by the extension of credit, is based on management’s credit evaluation of the customer. The required collateral may vary but could include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Open letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Various assets support the collateral of commitments for which collateral is deemed necessary.

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrowers, geographical area, and loan purpose.  The amount of credit the extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of the Risk Based Capital, less the allowance for loan losses.  The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit.  As of December 31, 2008, the Corporation’s legal lending limit was $10,928,000, and the Corporation’s policy limit was $8,196,000.  As of December 31, 2008, one lending relationship to a local municipality totaled $8,858,000 or 12.1% of risk based capital, which exceeded the Corporation’s internal lending policy limit, but not the legal lending limit.

Geographically, the primary lending area for the Corporation encompasses Lancaster, Lebanon and Berks counties of Pennsylvania, with the majority of the loans made in Lancaster County.  The ability of debtors’ to honor their loan agreements is impacted by the health of the local economy.  The Corporation’s immediate market area benefits from a diverse economy, which has resulted in a diverse loan portfolio.  As a community bank, the largest amount of loans outstanding consists of personal mortgages, residential rental loans, and personal loans secured by real estate.  Beyond personal lending, the Corporation’s business and commercial lending includes loans for agricultural, construction, specialized manufacturing, service industries, many types of small businesses, and loans to non-profit entities and governmental units.

Management evaluates concentrations of credit based on loan purpose on a quarterly basis.  The Corporation’s greatest concentration of loans by purpose is residential real estate, which comprises $163.1 million, or 40.0%, of the $407.8 million total loans outstanding.  Residential real estate consists of first mortgages and home equity loans.  A concentration in commercial real estate of 37.5%, or $152.9 million, also exists; however, within that category there is not a concentration by industry.  More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (“NAICS”).  As of December 31, 2008, the largest specific industry type categories were residential real estate investment loans with a balance of $37.1, million or 9.1%, of net loans, and non-residential investment real estate of $26.0 million or 6.4% of net loans, and public finance activities of $20.9 million, or 5.1%, of net loans.

To evaluate risk for the securities portfolio the Corporation reviews both geographical concentration and credit ratings.  As of December 31, 2008, the Corporation held obligations of state and political subdivisions issued by municipalities located within the state of Pennsylvania totaling $13.3 million, which is 25.3% of the municipal

ENB Financial Corp
Notes to Financial Statements

portfolio and 6.3% of the total portfolio. Internal policy requires municipal bonds purchased to be rated at least A1 by Moody and/or A+ by Standard & Poor’s (‘S&P”) at the time of purchase, which is the highest single A insurance rating by both services. Presently, $15.8 million or 30.0% of the municipal bonds are below the A+/A- credit ratings the Corporation requires at the time of purchase.  Corporate bonds must carry an initial credit rating of A3 by Moody and A- for S&P and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moody and BBB- for S&P, or above.  Approximately 92.2% of the Corporation’s corporate bonds carry at least a credit rating of A3 by Moody and A- for S&P as of December 31, 2008.

As of December 31, 2008, the Corporation held $20.5 million of book value in private label collateralized mortgage obligations (PLCMO’s).  The PLCMO’s are not backed by the U.S. government.  A total of seven PLCMO instruments were held as of December 31, 2008, with six of the seven instruments rated AAA by Moody and S&P.  The remaining security, with a book value of $3.8 million, was rated below investment grade.

NOTE Q - FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Corporation adopted the provisions of FAS No. 157, Fair Value Measurements, for financial assets and financial liabilities.  FAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  The FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157.  The FASB also issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

FAS No. 157 establishes a hierarchal disclosure framework associated with the level of observable pricing utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS No. 157 hierarchy are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:
Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date.  The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

Level III:
Assets and liabilities that have little to no observable pricing as of the reported date.  These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets reported on the balance sheet at their fair value as of December 31, 2008, by level within the fair value hierarchy.  As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Dollars in Thousands	December 31, 2008
	Level I	Level II	Level III	Total
Assets:
Investment securities
available for sale	$2,763	$208,549	$3,109	$214,421

On December 31, 2008, the Corporation held one private label bond that was valued using level III inputs due to the limited reliable observable inputs that were available for below investment grade private label mortgage backed securities and volatility of the market for this type of security.  The security had a book value of $3,810,000 with a fair market value of $3,109,000 using level three inputs.

ENB Financial Corp
Notes to Financial Statements

Prices on this private label security were calculated by a third party.  Due to broad dislocations in the credit markets, and the lack of trading and new issuance in private label CMO securities, market price indications generally reflect the lack of liquidity in the market in addition to credit concerns.  The third party obtained data about the deal structure and the underlying collateral.  The collateral was analyzed in terms of its “quality” – or its ability to generate cash – based on its potential for eventually defaulting.  The cash generated by the collateral was allocated across the deal’s capital structure on a priority-of-claims basis to see which investors get paid – and which suffer losses.  The cash flows of the security were discounted to December 31, 2008, to determine an intrinsic value.  Based on the third-party analysis and the current investment ratings of the securities, and because the Corporation has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, the Corporation does not consider these assets to be other-than-temporarily impaired at December 31, 2008. However, continued price declines or actual credit losses could result in a write-down of this security.

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.  The following table presents the changes in the Level III fair-value category for the year ended December 31, 2008.

The following represent fair value measurements using significant unobservable inputs (Level III):

Dollars in Thousands	Available-
For-Sale
Securities
Balance, January 1, 2008,	$-
Total gains or losses (realized/unrealized):	-
Included in earnings	-
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfers in and/or out of Level III	3,109

Balance, December 31, 2008	$3,109

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of December 31, 2008, by level within the fair value hierarchy.

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$2,444	$-	$2,444
OREO	520	-	-	520
Total	$520	$2,444	$-	$2,964

The Corporation had a total of $2,889,000 of impaired loans as of December 31, 2008, with $455,000 of specifically allocated allowance against these loans.  Impaired Loans are valued based on a discounted present value of expected future cash flow.

Other real estate owned (“OREO”) is measured at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Management has an agreement of sale for an amount less expected settlement costs of $520,000.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.  For the year ended December 31, 2008, $155,000 of additional write-downs were recorded that impacted OREO.

ENB Financial Corp
Notes to Financial Statements

NOTE R - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents, Accrued Interest Receivable and Accrued Interest Payable
For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale
Management utilizes quoted market pricing for the fair value of the Corporation's securities that are available for sale, if available.  If a quoted market rate is not available, fair value is estimated using quoted market prices for similar securities.

Loans Held for Sale
Loans held for sale are individual loans for which the Corporation has a firm sales commitment; therefore, the carrying value is a reasonable estimate of the fair value.

Loans
The fair value of fixed and variable rate loans is estimated by discounting back the scheduled future cash flows of the particular loan product, using the market interest rates of comparable loan products in the Corporation’s greater market area, with the same general structure, comparable credit ratings, and for the same remaining maturities.

Bank Owned Life Insurance
Fair value is equal to the cash surrender value of the life insurance policies.

Mortgage Servicing Asset
The fair value of mortgage servicing assets is based on the present value of future cash flows for pools of mortgages, stratified by rate and maturity date.

Deposits
The fair value of non-interest bearing demand deposit accounts and interest bearing demand deposit and savings accounts was based on the amount payable on demand at the reporting date.  The fair value of fixed-maturity time deposits is estimated by discounting back the expected cash flows of the time deposit using market interest rates from the Corporation’s greater market area currently offered for similar time deposits of similar remaining maturities.

Borrowings
The fair value for overnight borrowings is equal to the carrying value.  The fair value of a term borrowing is estimated by comparing the rate currently offered for the same type of borrowing instrument with a matching remaining term.

Firm Commitments to Extend Credit, Lines of Credit and Open Letters of Credit
These financial instruments are generally not subject to sale and estimated fair values are not readily available.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment, using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure purposes.  The contractual amounts of unfunded commitments are presented in Note O.

The carrying amounts and estimated fair values of the Corporation's financial instruments at December 31 are as follows:

ENB Financial Corp
Notes to Financial Statements

FAIR VALUE OF FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

	December 31,		December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	$	$	$	$
Financial Assets:
Cash and cash equivalents	19,392	19,392	17,297	17,297
Securities available for sale	214,421	214,421	192,960	192,960
Loans held for sale	245	245	365	365
Loans, net of allowance	407,751	398,291	381,317	378,641
Accrued interest receivable	2,794	2,794	2,822	2,822
Bank owned life insurance	14,512	14,512	13,871	13,871
Mortgage servicing asset	33	33	70	70

Financial Liabilities:
Demand deposits	114,262	114,262	107,839	107,839
Interest demand deposits	51,617	51,617	61,345	61,345
Savings deposits	72,210	72,210	67,344	67,344
Money market deposit accounts	42,074	42,074	39,474	39,474
Time deposits	230,949	234,725	202,724	205,392
Total deposits	511,112	514,888	478,726	481,394

Short-term borrowings	11,800	11,800	100	100
Long-term borrowings	92,000	98,251	82,000	84,664
Total borrowings	103,800	110,051	82,100	84,764

Accrued interest payable	1,703	1,703	1,667	1,667

ENB Financial Corp
Notes to Financial Statements

NOTE S – CONDENSED PARENT ONLY DATA (First Year - Six Months activity)

Condensed Balance Sheet (Parent Company Only)
(Dollars in Thousands)

December 31,
2008
$
Assets
Cash	347
Equity in subsidiary (ENB)	67,698

Total assets	68,045

Capital stock	574
Capital surplus	4,457
Retained earnings	64,629
Unrealized gain/loss AFS securities	(963)
Treasury stock	(652)

Total stockholder's equity	68,045

Condensed Statement of Income (Six Months Commencing July 1, 2008)
(Dollars in Thousands)

Year Ending
December 31,
2008
$
Income

Dividend income	2,773
Undistributed earnings of bank subsidiary	(1,581)

Net Income	1,192

Condensed Statement of Cash Flows (Six Months Commencing July 1, 2008)
(Dollars in Thousands)

$
Cash Flows from Opeating Activities:
Net income	1,192
Equity in undistributed earnings of subsidiaries	1,581
Net cash provided by operating activities	2,773

Cash Flows from Financing Activities:
Proceeds from issuance of treasury stock	180
Payment to repurchase common stock	(833)
Dividends paid	(1,773)
Net cash used by financing activities	(2,426)

Cash and Cash Equivalents:
Net change in cash and cash equivalents	347
Cash and cash equivalents at beginning of year	-
Cash and cash equivalents, current year-to-date	347

ENB Financial Corp
Notes to Financial Statements

NOTE T - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The unaudited quarterly results of operations for the years ended 2008 and 2007:
	2008
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	8,585	8,668	8,818	8,654
Interest expense	3,752	3,641	3,625	3,580
Net interest income	4,833	5,027	5,193	5,074
Less provision for loan losses	199	150	170	150
Net interest income after provision for loan losses	4,634	4,877	5,023	4,924
Other income	1,356	1,363	441	1,747

Operating expenses:
Salaries and employee benefits	2,638	2,607	2,654	3,993
Occupancy & equipment expenses	534	543	534	588
Other operating expenses	1,232	1,442	1,799	1,904
Total operating expenses	4,404	4,592	4,987	6,485

Income before income taxes	1,586	1,648	477	186
Provision (benefit) for Federal income taxes	191	220	212	(740)
Net income	1,395	1,428	265	926
FINANCIAL RATIOS
Per share data:.
Net income	0.49	0.50	0.09	0.32
Cash dividends paid	0.31	0.31	0.31	0.31

	2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	8,209	8,419	8,538	8,618
Interest expense	3,578	3,646	3,726	3,742
Net interest income	4,631	4,773	4,812	4,876
Less provision for loan losses	1,074	162	90	120
Net interest income after provision for loan losses	3,557	4,611	4,722	4,756
Other income	1,115	1,175	1,304	1,207

Operating expenses:
Salaries and employee benefits	2,384	2,379	2,405	2,525
Occupancy & equipment expenses	527	503	507	508
Other operating expenses	1,223	1,426	1,142	1,302
Total operating expenses	4,134	4,308	4,054	4,335

Income before income taxes	538	1,478	1,972	1,628
Provision (benefit) for Federal income taxes	(144)	167	328	202
Net income	682	1,311	1,644	1,426
FINANCIAL RATIOS
Per share data:
Net income	0.24	0.46	0.58	0.50
Cash dividends paid	0.30	0.30	0.30	0.31

ENB FINANCIAL CORP

Item 9.	Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None

Item 9A (T).	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Accounting Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Accounting Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2008, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

(c) Report on Management’s Assessment of Internal Control over Financial Reporting

The Corporation is responsible for the preparation, integrity, and fair presentation of the financial statements included in this annual report. The financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgments.

Management of the Corporation is responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2008, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework".

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to

ENB FINANCIAL CORP

temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

/s/ Aaron L. Groff, Jr.	/s/ Scott E. Lied
Aaron L. Groff, Jr.	Scott E. Lied
President, Chief Executive Officer	Treasurer
& Chairman of the Board	(Principal Financial Officer)

Ephrata, PA
March 11, 2009

Item 9B. Other Information

None

ENB FINANCIAL CORP

Part III

Item 10. Directors and Officers and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Information as to Nominees and Directors,” “Nominees and Current Directors,” “Officers of the Corporation,” and “Audit and Related Fees,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on April 21, 2009, which are incorporated herein by reference.

Based solely on its review of copies of the forms received from the directors, officers, and 10% shareholders of the Corporation, management believes that during fiscal year 2008, all applicable filings requirements under Section 16(a) of the Securities Exchange Act of 1934 were complied with in a timely manner.

Item 11.  Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the captions, “Executive Compensation,” “Summary Compensation Table,” “Compensation Discussion and Analysis,” Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on April 21, 2009, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the captions, “Principal Beneficial Owner of the Corporation’s Stock,” and “Beneficial Ownership by Officers, Directors and Nominees,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on April 21, 2009, which are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the caption, “Certain Transactions,” and “Nominees and Current Directors” of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2009, which is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees pre-approved policies are set forth under the caption, “Appointment of Independent Registered Public Accounting Firm and “Audit and Related Fees” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on April 21, 2009, which is incorporated herein by reference.

ENB FINANCIAL CORP

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements.

The following financial statements are included by reference in Part II, Item 8 hereof.

Report of Independent Registered Accounting Firm
Balance Sheets
Statements of Income
Statements of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

2.
The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required, or is shown in the respective financial statements or the notes thereto.

3.	The Exhibits filed herewith or incorporated by reference as a part of this Annual Report, are set forth in (c), below.

(b)	EXHIBITS

3 (i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.)

3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 9, 2008.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference from Exhibit 10.1 to the Corporation’s Form 10-Q, filed with the SEC on August 12, 2008.)

10.2	2001 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.)

11	Statement re: Computation of Earnings per Share as found on pages 28 and 63 of this 2008 Form 10-K filing, which is included herein.

12	Statement re: Computation of Ratios as found on page 28 of this 2008 Form 10-K filing, which is included herein.

14	Code of Ethics Policy of Registrant as amended March 11, 2009.

23	Consent of Independent Registered Public Accounting Firm

23.1	Consent of Independent Auditors

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

(c)	NOT APPLICABLE.

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB FINANCIAL CORP

By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr., Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Aaron L. Groff, Jr.	Chairman of the Board, President,	March 11, 2009
(Aaron L. Groff, Jr.)	Chief Executive Officer and Director

/s/ Scott E. Lied	Treasurer	March 11, 2009
(Scott E. Lied)	Principal Financial Officer)

/s/ Paul W. Wenger	Secretary	March 11, 2009
(Paul W. Wenger)

/s/ Donald Z. Musser	Director	March 11, 2009
(Donald Z. Musser)

/s/ Willis R. Lefever	Director	March 11, 2009
(Willis R. Lefever)

/s/ Susan Young Nicholas	Director	March 11, 2009
(Susan Young Nicholas)

/s/ Bonnie R. Sharp	Director	March 11, 2009
(Bonnie R. Sharp)

/s/ J. Harold Summers	Director	March 11, 2009
(J. Harold Summers)

/s/ Mark C. Wagner	Director	March 11, 2009
(Mark C. Wagner)

/s/ Paul M. Zimmerman, Jr.	Director	March 11, 2009
(Paul M. Zimmerman, Jr.)

/s/ Thomas H. Zinn	Director	March 11, 2009
(Thomas H. Zinn)

ENB FINANCIAL CORP

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008)
3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on July 9, 2008.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2008.)
10.2	2001 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.)
11	Statement re: Computation of Earnings Per Share as found on page 63 of Form 10-K, which is included herein.
12	Statement re: Computation of Ratios as found on page 28 of Form 10-K, which is included herein.
14	Code of Ethics Policy of Registrant as amended March 11, 2009	Page 95
23	Consent of Independent Registered Public Accounting Firm	Page 102
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 103
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 104
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 105
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 106