Form 10-Q
period 2009-03-31
ENB Financial Corp
filed 2009-05-15
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________  to ____________________________

ENB Financial Corp
(Exact name of registrant as specified in its charter)

Pennsylvania	000-53297	51-0661129
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No)

31 E. Main St., Ephrata, PA	17522-0457
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code           (717) 733-4181

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
Yes ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes  ☐      No  ☐

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
Yes  ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 8, 2009, the registrant had 2,835,040 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP
INDEX TO FORM 10-Q
March 31, 2009

Index

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

ENB Financial Corp
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,	March 31,
	2009	2008	2008
(Dollars in thousands, except share data)	$	$	$
ASSETS
Cash and due from banks	13,792	19,286	15,147
Intererest-bearing deposits in other banks	111	106	95
Federal funds sold	-	-	7,200

Total cash and cash equivalents	13,903	19,392	22,442

Securities available for sale (at fair value)	230,660	214,421	211,323

Loans held for sale	751	245	50

Loans (net of unearned income)	411,029	411,954	386,616

Less: Allowance for loan losses	4,261	4,203	3,914

Net loans	406,768	407,751	382,702

Premises and equipment	19,904	19,913	17,889

Regulatory stock	4,915	4,915	4,539

Bank owned life insurance	14,703	14,512	14,029

Other assets	8,645	7,274	7,465

Total assets	700,249	688,423	660,439

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	108,725	114,262	103,129
Interest-bearing	426,281	396,850	390,929

Total deposits	535,006	511,112	494,058

Short-term borrowings	965	11,800	-
Long-term debt	92,000	92,000	92,000
Other liabilities	5,579	5,466	4,495

Total liabilities	633,550	620,378	590,553

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,835,040
(Issued 2,869,557 and Outstanding 2,844,195 as of 12-31-08)
(Issued 3,000,000 and Outstanding 2,865,311 as of 3-31-08)	574	574	600
Capital surplus	4,447	4,457	4,486
Retained earnings	64,832	64,629	68,666
Accumulated other comprehensive loss, net of tax	(2,268)	(963)	285
Less: Treasury stock shares at cost 34,517 (25,362 shares as of 12-31-08 and 134,689 shares as of 3-31-08)	(886)	(652)	(4,151)

Total stockholders' equity	66,699	68,045	69,886

Total liabilities and stockholders' equity	700,249	688,423	660,439

See Unaudited Notes to the Consolidated Interim Financial Statements

Index

ENB Financial Corp
 Consolidated Statement of Income (Unaudited)
Three Months Ended March 31, 2009 and 2008

	Three Months
	2009	2008
(Dollars in thousands, except share data)	$	$
Interest and dividend income:

Interest and fees on loans	5,659	6,056
Interest on securities available for sale
Taxable	2,091	1,781
Tax-exempt	616	646
Interest on federal funds sold	-	11
Interest on deposits at other banks	-	2
Dividend income	40	89

Total interest and dividend income	8,406	8,585

Interest expense:
Interest on deposits	2,304	2,763
Interest on short-term borrowings	7	12
Interest on long-term debt	963	977

Total interest expense	3,274	3,752

Net interest income	5,132	4,833

Provision for loan losses	150	199

Net interest income after provision for loan losses	4,982	4,634

Other income:
Trust and investment services income	217	274
Service fees	625	431
Commissions	321	306
Gains on securities transactions, net	68	26
Gains on sale of mortgages	67	38
Earnings on bank owned life insurance	157	147
Other	117	134

Total other income	1,572	1,356

Operating expenses:
Salaries and employee benefits	2,864	2,638
Occupancy	350	302
Equipment	207	232
Advertising & marketing	103	81
Computer software & data processing	370	388
Bank shares tax	181	139
Professional services	491	254
FDIC Insurance	417	14
Other	452	356

Total operating expenses	5,435	4,404

Income before income taxes	1,119	1,586

Provision for federal income taxes	38	191

Net income	1,081	1,395

Earnings per share of common stock	0.38	0.49

Cash dividends paid per share	0.31	0.31

Weighted average shares outstanding	2,836,955	2,862,244

See Unaudited Notes to the Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statement of Comprehensive Income  (Unaudited)
Three Months Ended March 31, 2009 and 2008

	Three Months
	2009	2008
(Dollars in thousands)	$	$

Net income	1,081	1,395

Other comprehensive income (loss) arising during the period	(1,909)	733

Reclassification adjustment for gains realized in income	(68)	(26)

Other comprehensive income (loss) before tax	(1,977)	707

Income taxes (benefit) related to comprehensive income (loss)	(672)	240

Other comprehensive income (loss)	(1,305)	467

Comprehensive income (loss)	(224)	1,862

See Unaudited Notes to the Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
(DOLLARS IN THOUSANDS)	$	$
Cash flows from operating activities:
Net income	1,081	1,395
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities and loan fees	61	59
Increase in interest receivable	(57)	(287)
Increase (decrease) in interest payable	(26)	129
Provision for loan losses	150	199
Gains on securities transactions	(68)	(26)
Gains on sale of mortgages	(67)	(39)
Loans originated for sale	(690)	(488)
Proceeds from sales of loans	251	842
Earnings on bank owned life insurance	(157)	(141)
Depreciation of premises and equipment and amortization of software	316	289
Deferred income tax	(551)	(339)
Other assets and other liabilities, net	56	(848)
Net cash provided by operating activities	299	745
Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	10,713	15,754
Proceeds from sales	2,794	4,441
Purchases	(31,724)	(37,898)
Proceeds from sale of other real estate owned	-	88
Purchase of regulatory bank stock	-	(428)
Purchase of BOLI	(34)	(11)
Net increase (decrease) in loans	840	(1,571)
Purchases of premises and equipment	(256)	(340)
Purchase of computer software	(58)	(70)
Net cash used in investing activities	(17,725)	(20,035)
Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	3,178	2,747
Net increase in time deposits	20,716	12,585
Net decrease in short term borrowings	(10,835)	(100)
Proceeds from long-term debt	7,500	10,000
Repayments of long-term debt	(7,500)	-
Dividends paid	(878)	(887)
Treasury stock sold	89	90
Treasury stock purchased	(333)	-
Net cash provided by financing activities	11,937	24,435
Net increase (decrease) in cash and cash equivalents	(5,489)	5,145
Cash and cash equivalents at beginning of period	19,392	17,297
Cash and cash equivalents at end of period	13,903	22,442
Supplemental disclosures of cash flow information:
Interest paid	3,300	3,623
Income taxes paid	210	300

See Unaudited Notes to the Consolidated Interim Financial Statements

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

ENB Financial Corp (the “Corporation”) is the successor issuer of the Ephrata National Bank (the “Bank”).  On July 1, 2008, ENB Financial Corp became the bank holding company for Ephrata National Bank, which is now a wholly owned subsidiary of ENB Financial Corp.  This Form 10-Q, for the first quarter of 2009, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information refer to the financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Fair Value Presentation

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

The following tables present the assets reported on the balance sheet at their fair value as of March 31, 2009, December 31, 2008, and March 31, 2008, by level within the fair value hierarchy.  As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

Dollars in Thousands	March 31, 2009
	Level I	Level II	Level III	Total
Investment securities Available for sale	$2,819	$225,705	$2,136	$230,660

Index

ENB FINANCIAL CORP

On March 31, 2009, the Corporation held one private label bond that was valued using level III inputs due to the limited reliable observable inputs that were available for below investment grade private label mortgage backed securities and volatility of the market for this type of security.  The security had a book value of $3,634,000 with a fair market value of $2,136,000 using level three inputs.

Fair Value Measurements:

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

Fair Value Measurements:

Dollars in Thousands	March 31, 2008
	Level I	Level II	Level III	Total

Investment securities available for sale	$2,816	$208,505	$-	$211,323

Prices on the private label security shown under Level III inputs above were calculated by a third party.  Due to broad dislocations in the credit markets, and the lack of trading and new issuance in private label CMO securities, market price indications generally reflect the lack of liquidity in the market in addition to credit concerns.  The third party obtained data about the deal structure and the underlying collateral.  The collateral was analyzed in terms of its “quality” – or its ability to generate cash – based on its potential for eventually defaulting.  The cash generated by the collateral was allocated across the deal’s capital structure on a priority-of-claims basis to see which investors get paid – and which suffer losses.  The cash flows of the security were discounted to March 31, 2009, to determine an intrinsic value.  Based on the third-party analysis and the current investment ratings of the securities, and because the Corporation has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, the Corporation does not consider these assets to be other-than-temporarily impaired at March 31, 2009. However, continued price declines or actual credit losses could result in a write-down of this security.

Financial instruments are considered Level III when their values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.  The following table presents the changes in the Level III fair-value category for the year ended March 31, 2009.

The following represent fair value measurements using significant unobservable inputs (Level III):

Dollars in Thousands	Available-
For-Sale
Securities
Balance, January 1, 2009,	$3,109
Total gains or losses (realized/unrealized):	-
Included in earnings	-
Included in other comprehensive income	1,149
Purchases, issuances, and settlements	176
Transfers in and/or out of Level III	-

Balance, March 31, 2009	$2,136

Index

ENB FINANCIAL CORP

The following tables present the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2009, December 31, 2008, and March 31, 2008, by level within the fair value hierarchy:

	March 31, 2009
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$2,413	$2,413
OREO	520	-	-	520
Total	$520	$-	$2,413	$2,933

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$2,444	$2,444
OREO	520	-	-	520
Total	$520	$-	$2,444	$2,964

	March 31, 2008
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$690	$690
OREO	581	-	-	581
Total	$581	$-	$690	$1,271

The Corporation had a total of $2,794,000 of impaired loans as of March 31, 2009, with $381,000 of specifically allocated allowance against these loans.  The Corporation had a total of $2,889,000 of impaired loans as of December 31, 2008, with $455,000 of specifically allocated allowance against these loans. The Corporation had a total of $690,000 of impaired loans as of March 31, 2008, with $192,000 of specifically allocated allowance against these loans.  Impaired loans are valued based on a discounted present value of expected future cash flow.

Other real estate owned (“OREO”) is measured at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Management had a previous agreement of sale which did not occur in April of 2008.  Subsequently management wrote down the OREO property based on a new agreement of sale for an amount less expected settlement costs of $520,000.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

3.	Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying financial statements.  These commitments include firm commitments to extend credit, unused lines of credit and open letters of credit.  As of March 31, 2009, firm loan commitments were $4.7 million, unused lines of credit were $78.8 million, and open letters of credit were $14.5 million.  The total of these commitments was $98.0 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments.  The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index

ENB FINANCIAL CORP

A construction contract was signed subsequent to the reporting date but prior to the filing of this quarterly report for $1.5 million to renovate the Denver branch in 2009. Construction is expected to begin in May 2009 with completion scheduled for December 2009.  No payments were made against this construction contract at the time of this filing.

On November 5, 2008, the Corporation filed a Form 8-K announcing a one-time charge of $1,222,000 in connection with workforce realignment.  The workforce realignment is one element of a larger business process improvement engagement that the Corporation entered into with the consulting division of the Bank’s core processor in early 2008.  The $1,222,000 charge is for salary and employee benefit costs for 35 employees that accepted a voluntary early separation package.  As of March 31, 2009, $845,000 of contractual obligations remains to be paid to these employees.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement.)  This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion.  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.  This FSP concludes that a transferor and transferee should not separately account for a transfer of a

Index

ENB FINANCIAL CORP

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

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to improve an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by the FSP are to be provided for fiscal years ending after December 15, 2009.  The adoption of this FSP is not expected to have a material effect on the Corporation’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009.  The Corporation is currently evaluating the impact the adoption of the FSP will have on the Corporation’s results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009.  The Corporation is currently evaluating the impact the adoption of the FSP will have on the Corporation’s results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material effect on the Corporation’s results of operations or financial position.

The FASB and SEC have issued a number of other accounting rules during late 2008 and throughout the beginning of 2009.  These additional promulgations have no relevance to the business operations of the Corporation, and therefore, will not have an impact on the Corporation’s financial reporting.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation.  This discussion and analysis should be read in conjunction with the financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2008 Annual Report to Shareholders of the Corporation.  The financial condition and results of operations presented are not indicative of future performance.

Forward-Looking Statements

The U.S. Private Securities Litigation Reform Act of 1995 provides safe harbor in regard to the inclusion of forward-looking statements in this document and documents incorporated by reference.  Forward-looking statements pertain to possible or assumed future results that are made using current information.  These forward-looking statements are generally identified when terms such as; “believe,” “estimate,” “anticipate,” “expect,” “project,” “forecast,” and other similar wordings are used.  The readers of this report should take into consideration that these forward-looking statements represent management’s expectations as to future forecasts of financial performance, or the likelihood that certain events will or will not occur.  Due to the very nature of estimates or predications, these forward-looking statements should not be construed to be indicative of actual future results.  Additionally, management may change estimates of future performance, or the likelihood of future events as additional information is obtained.  This document may also address targets, guidelines, or strategic goals that management is striving to reach but may not be indicative of actual results.

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference into this document.  These factors include, but are not limited to the following:

•	Monetary and interest rate policies of the Federal Reserve Board (“FRB”)
•	Economic conditions
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Management’s ability to mange credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Readers should be aware if any of the above factors change significantly, the statements regarding future performance could also change materially.  The safe harbor provision provides that ENB Financial Corp is not required to publicly update or revise forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should review any changes in risk factors in documents filed by ENB Financial Corp periodically with the Securities and Exchange Commission, including Item 1A.  of this Quarterly Report on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K.

Results of Operations

Overview

The Corporation recorded net income of $1,081,000 for the three months ended March 31, 2009, a 22.5% decrease from the $1,395,000 earned during the same period in 2008.  Earnings per share, basic and diluted, were $0.38 for the first three months of 2009, compared to $0.49 for the same period in 2008.

The largest impact to the Corporation’s earnings resulted from the increase in the FDIC insurance expense.  The FDIC has increased the assessment rates for all banks and instituted a one-time special assessment.  These combined actions increased FDIC insurance to $417,000 for the first three months of 2009 compared to $14,000 for the same period in 2008.

Despite economic disruption and a rapidly changing rate environment, the Corporation’s net interest income remained steady with a net interest margin of 3.48% for the first quarter of 2009 compared to 3.46% in the fourth quarter of 2008, and 3.53% in the first quarter of 2008.  Other income, excluding the gain or loss on securities, increased 13.1% or $174,000 for the first three months of 2009, compared to 2008.  Meanwhile, operational costs for the three months

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

ended March 31, 2009, compared to the same period in 2008, increased at a pace of 23.4%, or $1,031,000, including the increase in FDIC insurance expenses.  Excluding the additional FDIC insurance expense, total operating expenses would have increased 14.3%.  The first quarter 2009 operational expenses were also elevated compared to 2008 due to $204,000 of consulting expenses for which there was no comparative activity in 2008.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (“ROA”) and return on average equity (“ROE”).  ROA measures how efficiently a bank generates income based on the amount of assets or size of a company.  ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.  The latter measurement typically receives more attention from shareholders.  The ROA and ROE for the quarter ended March 31, 2009, decreased from the same quarter of 2008 due to the decline in the Corporation’s income.

Key Ratios	Three Months Ended
	March 31,
	2009	2008

Return on Average Assets	0.64%	0.87%
Return on Average Equity	6.42%	8.05%

The results of the Corporation’s operations is best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Non-interest income
•	Non-interest expenses
•	Provision for income taxes

The following discussion analyzes each of these five components:

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income.  Net interest income typically generates more than 75% of the Corporation’s gross revenue stream.  The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of the operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (“FTE”) basis.  For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on a FTE basis.  The FTE net interest income shown in both tables below will exceed the NII reported on the statements of income.  The amount of FTE adjustment totaled $432,000 for the three months ended March 31, 2009, compared to $445,000 for the same period in 2008.

The amount of the tax adjustment varies depending on the amount of income earned on tax-free assets.  Currently, the Corporation is in an alternative minimum tax position where tax–advantaged loans and securities do not offer the benefit that they did previously.  As a result, management has allowed the tax-free municipal securities portfolio to decline as a percentage of the securities portfolio until the Corporation resumes a normal tax position.  This strategy has caused the tax equivalent adjustment to decline compared to the first quarter of 2008.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Net Interest Income
(Dollars in Thousands)
	Three months Ended
	March 31,
	2009	2008	Increase/(Decrease)
	$	$	$	%
Total interest income	8,406	8,585	(179)	(2.1)
Total interest expense	3,274	3,752	(478)	(12.7)

Net interest income	5,132	4,833	299	6.2
Tax equivalent adjustment	432	445	(13)	(2.9)

Net interest income (fully taxable equivalent)	5,564	5,278	286	5.4

NII is the difference between interest income earned on assets and interest expense incurred on liabilities.  Accordingly, two factors affect net interest income:

•	The rates charged on interest-earning assets and paid on interest-bearing liabilities
•	The average balance of interest-earning assets and interest-bearing liabilities

The Federal Funds rate, the Prime rate, and the shape of the U.S. Treasury curve all affect the net interest income.

The Federal Funds rate, which is the overnight rate that financial institutions charge other financial institutions to buy or sell overnight funds, has declined from 5.25% in August 2007 to 0.25% by December 31, 2008.  The Federal Funds rate declined 100 basis points in the second half of 2007, with another 400 basis points of reductions in 2008.  The rate reductions have generally had offsetting positive and negative impacts to the Corporation’s NII.

The Prime rate typically moves in tandem with the Federal Funds rate, which is the overnight rate that financial institutions charge other financial institutions to buy or sell overnight funds.  The Federal Funds rate has declined from 5.25% in August 2007 to 1.00% by October 2008.  On December 16, 2008, the Federal Reserve Bank cut the Federal Funds rate from 1.00% to a target rate of 0.00% to 0.25%.  The Federal Funds rate has effectively remained at 0.25% for the entire first quarter of 2009, and is the rate at the time of this filing.  The decrease in the Federal Funds rate has reduced the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense.  The decrease of the Prime rate has also reduced the yield on the Corporation’s Prime-based loans.  Therefore, these same rate movements had a direct negative impact on the interest income for the Corporation.  The Corporation’s fixed rate loans do not reprice as rates change; however, with the steep decline in interest rates, more customers have refinanced into lower fixed rate loans or moved into Prime-based loans.  Management has instituted floors on certain loan instruments and revised pricing standards to counter balance the reduction of loan yield during this historically low rate period.

During 2008, short-term interest rates decreased dramatically, and the U.S. Treasury curve resumed a more normal, positively sloped yield curve.  Initially in early 2008, mid-term and long-term rates did not decline, making for a more advantageous environment for obtaining margin on loans and securities above cost of funds.  In the fourth quarter of 2008, short-term rates again decreased.  This time mid-term and long-term U.S. Treasury rates declined, but the positive slope of the yield curve remained.  Since deposits and borrowings generally price off short-term rates, the significant rate drops on the short end of the rate curve permitted management to reduce the overall cost of funds during 2008 and the first quarter of 2009.  Over this period, management continued to reprice time deposits and borrowings to lower levels.  Rates on interest bearing core deposit accounts were also reduced during 2008 and the first quarter of 2009, with a majority of the rate reductions occurring from October 2008 through March 2009.  Meanwhile, management continued to invest in securities and originate loans at longer terms, where the U.S.Treasury curve and market rates remained higher.

Management anticipates that interest rates will remain at these historically low rates for most of 2009, and possibly into 2010, because of the current economic and credit situation.  This will likely result in the U.S.Treasury curve retaining a significant positive slope for 2009, based on the economic data currently available.  This allows management to continue to price the vast majority of liabilities at lower short-term rates, while pricing loans and investments off the 5-year and 10-year Treasury rates that currently are significantly above short-term rates.  .

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Management currently anticipates that the Corporation’s margin will stabilize in 2009, as savings on interest-bearing liabilities are generally offset by declines in asset yields

For the first quarter of 2009, the Corporation’s NII on a FTE basis increased by $286,000 compared to the same period in 2008, a 5.4% increase.  Interest income and interest expense for the quarter ending March 31, 2009, decreased $179,000, or 2.1%, and $478,000 or 12.7% compared to the same period in 2008.

The earnings and yields on loans were lower for the first three months of 2009 compared to the same period in the prior year.  The earnings and yields were both negatively impacted due to the sharp drop in the Prime rate, which affected the Prime-based portion of the Corporation’s loan portfolio.  There are times when sufficient growth in the loan portfolio can make up for decreases in yield and still allow for higher overall interest income on loans.  However, because the Prime rate started 2008 at 7.25% and declined to 3.25% by the end of 2008, the loss on yield was too significant to be covered by additional loan growth.  Loan growth was slow through most of 2008, with an acceleration of growth in the final quarter.  By the time that the loan demand accelerated, loan rates had fallen substantially, meaning that the majority of loan growth in the past year was at rates lower than the loans already on the balance sheet.  Additionally, many consumers and businesses are taking the opportunity presented by a historically low Prime rate to borrow on lines of credit that have rates that float on the Prime rate.  This type of growth reduces the amount of income generated on loans substantially.

Interest-bearing liabilities grew steadily through 2008, and growth quickened in the first quarter of 2009.  With significantly lower interest rates, total interest expense declined despite the increase in balances.  Lower rates on all deposit types helped to reduce interest expense by $459,000 for the three months ended March 31, 2009, compared to 2008.  Demand and savings deposits reprice in entirety whenever the offering rates are changed.  This allows management to reduce interest cost rapidly; however, it becomes difficult to continue to gain cost savings once offering rates are as low as they can go.  Therefore, the annualized rate on demand and savings accounts has been nearly cut in half for the three months ended March 31, 2009, compared to last year that type of savings is not likely to continue throughout the remainder of the year.

Time deposits reprice over time according to their maturity schedule.  This enables management to both reduce and increase rates slowly over time.  Historically, the Corporation has seen increases in time deposit balances when the equity markets decline, as investors attempt to protect principal.  This occurred to even a larger degree in 2008 and into the first quarter of 2009 as the equity markets faced unprecedented declines.  The significant growth of the time deposit portfolio at low rates means that the Corporation has additional funds to put to work on the asset side while keeping interest expense costs low.  Additionally, time deposits that matured in the last year have mostly repriced to a lower rate saving significant funding costs.  The Corporation was able to reduce interest expense on time deposits by $225,000 while increasing average balances by $28.5 million.  This effectively reduced the annualized rate paid on time deposits by 86 basis points.

The Corporation used both short-term and long-term borrowings to supplement liquidity generated by deposits during the first quarter of 2009.  Most of the average balance increase occurred with long-term deposits.  Several of the existing long-term borrowings were refinanced at significantly lower rates.  Likewise, overnight Federal funds rates declined throughout 2008, ending at historically low rates.  Because of a lower interest rate environment, the Corporation was able to obtain additional funding at a lower total cost.  The Corporation increased average borrowings by $7.2 million in the first quarter of 2009, compared to the same quarter in 2008, reducing interest expense on borrowings by $19,000.  The low rates enabled the Corporation to reduce the average annualized rate paid on borrowings by 37 basis points.

The following table shows a more detailed analysis of net interest income on a FTE basis shown with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.  Additionally, the analysis provides the net interest spread and the net yield on interest-earning assets.  The net interest spread is the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.  The net interest spread has the deficiency of not giving credit for the non-interest-bearing funds and capital used to fund a portion of the total interest-earning assets.  For this reason, management emphasizes the net yield on interest-earning assets, also referred to as the net interest margin (“NIM”).  The NIM is calculated by dividing net interest income on an FTE basis into total average interest-earning assets.  NIM is generally the benchmark used by analysts to measure how efficiently a bank generates net interest income.  For example, a financial institution with a NIM of 3.75% would be able to use fewer assets and still achieve the same level of net interest income as a financial institution with a NIM of 3.50%.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended March 31,
	2009			2008
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest on deposits at other banks	751	1	0.23	1,801	13	2.93

Securities available for sale:
Taxable	167,816	2,128	5.07	147,070	1,822	4.96
Tax-exempt	52,932	907	6.85	58,302	945	6.48
Total securities (d)	220,748	3,035	5.50	205,372	2,767	5.39

Loans (a)	411,821	5,799	5.66	386,156	6,197	6.44

Regulatory stock	4,915	3	0.27	4,426	53	4.80

Total interest earning assets	638,235	8,838	5.56	597,755	9,030	6.05

Non-interest earning assets (d)	49,448			48,371

Total assets	687,683			646,126

LIABILITIES &STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	93,936	180	0.78	100,975	377	1.50
Savings deposits	75,338	48	0.26	68,481	86	0.51
Time deposits	239,949	2,076	3.51	211,450	2,300	4.37
Borrowed funds	97,886	970	4.02	90,657	989	4.39
Total interest bearing liabilities	507,109	3,274	2.62	471,563	3,752	3.20

Non-interest bearing liabilities:

Demand deposits	106,315			99,897
Other	5,949			4,942

Total liabilities	619,373			576,402

Stockholders' equity	68,310			69,724

Total liabilities & stockholders' equity	687,683			646,126

Net interest income (FTE)		5,564			5,278

Net interest spread (b)			2.94			2.85
Effect of non-interest bearing funds			0.54			0.68
Net yield on interest earning assets (c)			3.48			3.53

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter to date average balances include net deferred loan fees and costs of ($283,000) as of March 31, 2009, and ($326,000) as of March 31, 2008.  Such fees and costs recognized through income and included in the interest amounts totaled $8,000 in 2009 and $13,000 in 2008.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The net interest margin (“NIM”) was at 3.48% for the first three months of 2009 compared to 3.53% for the same period in 2008.  The net interest spread increased nine basis points to 2.94% for the first quarter of 2009 from 2.85% for the same period in 2008; however, the effect of non-interest bearing funds dropped 14 basis points offsetting the increase in net interest spread.  The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Bank does not pay interest.  As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities.  For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20.  This assumes dollar for dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue.  For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio.  The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio.  The Corporation added $150,000 to the allowance for the three months ended March 31, 2009, compared to $199,000 for the same period in 2008.  The Corporation gives special attention to the level of delinquent loans.  The analysis of the loan loss allowance takes into consideration, among other things, the following factors:

•	Historical loan loss experience by loan type
•	Concentrations of credit risk
•	Credit migration analysis
•	Volume of delinquent and non-performing loans
•	Loan portfolio characteristics
•	Current economic conditions

Despite the current state of the economy, specifically the weaker housing market and ongoing credit concerns, the Corporation has not experienced significant increases in loan delinquencies or foreclosures. The provision expense of $150,000 for the first quarter was necessary to maintain the allowance for loan losses at calculated levels.  Management deems the current provision as sufficient to provide for the growth in the loan portfolio, as well as minor changes in credit risk. Management continues to take a prudent stance in determining the allowance for loan losses and has continued to increase the allowance as a percentage of total loans, ending March 31, 2009, at 1.04%, compared to 1.01% as of March 31, 2008.

Management continues to evaluate the allowance for loan loss in relation to the growth of the loan portfolio and its associated credit risk.  Management believes the provision and the allowance for loan losses are adequate to provide for future loan losses based on the current portfolio and the current economic environment.  For further discussion of the calculation, see the “Allowance for Loan Loss” section under Financial Condition.

Other Income

Other income for the first three months of 2009 was $1,572,000, an increase of $216,000, or 15.9%, compared to the $1,356,000 earned in 2008.  The following table details the categories that comprise other operating income.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OTHER INCOME
(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008
	$	$	$	%

Trust and investment services	217	274	(57)	(20.8)
Service charges on deposit accounts	476	307	169	55.0
Other service charges and fees	149	124	25	20.2
Commissions	321	306	15	4.9
Gains (losses) on securities transactions	68	26	42	>100.0
Gain on sale of mortgages	67	38	29	76.3
Earnings on bank owned life insurance	157	147	10	6.8
Other miscellaneous income	117	134	(17)	(12.7)

Total other income	1,572	1,356	216	15.9

Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party.  For the first quarter of 2009, traditional trust service income decreased $70,000, or 31.8% over the same period in 2008.  The traditional trust service income is comprised of fees that are fixed as a percentage of the market value of the assets in each trust.  The decline in the market value of approximately 20% was primarily responsible for the drop in fees.  Alternative investment services income increased $13,000, or 24.1% over the same period in 2008.  The trust and investment services area continues to be an area of strategic focus.  Management believes there is a great need for retirement, estate, and small business planning in the Corporation’s service area.  Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts increased by $169,000, or 55.0%, for the first quarter of 2009 compared to the same period in 2008.  Overdraft service charges are the largest component of this category as well as the primary reason for the increase in this category.  These fees comprise 92% of the total deposit service charges, which increased substantially to $438,000 in 2009 from $267,000 for the same period in 2008, a 64% increase.  New operational procedures for posting transactions and assessing overdraft charges that began in the fourth quarter of 2008 caused this increase.  Management expects that overdraft income for 2009 will show a significant increase over 2008.

Other fees increased for the first three months of 2009 by $25,000, or 20.2%, compared to the same period in 2008.  This is primarily due to loan related fees, which represent $21,000, or 84% of the total increase in this category.  When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance.  These amendments allow customers to obtain favorable terms without completely rewriting the loan.  These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans.  Mortgage amendment activity was popular throughout the first three months of 2009 due to lower rates.

The largest component of commission income is from debit MasterCard commissions.  The amount of customer usage of the card at point of sale transactions determines the level of commission income received.  The debit card income of $266,000 for the first quarter of 2009 is an increase of $11,000, or 4.3%, over the same period in 2008.  Customers have become more comfortable with the use of debit cards, and they are now widely accepted by merchants, thereby increasing the number of transactions processed.  Another large component of commission income is from MasterCard and Visa commissions, which provided income of $38,000 for the first three months of 2009, an increase of $3,000, or 8.9%, over the same period in 2008.  MasterCard and Visa commission is the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers.  Management expects both of these categories to increase as the reliance on electronic payment systems expands.

For the three months ended March 31, 2009, $68,000 of gains on the sale of securities were recorded, compared to $26,000 of gains for the same period in 2008.  Gains or losses on sale of securities fluctuate based on opportunities to reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate or fair value risk.  The gains or losses on this type of activity fluctuate based on current market prices and the volume of security sales.

Gains on the sale of mortgages are higher through the first quarter of 2009 than in 2008 primarily because of an increase in mortgage activity.  In the first quarter of 2009, there were 34 mortgages sold compared to 20 in the first

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

quarter of 2008.  Secondary mortgage financing activity drives the gains on the sale of mortgages, which showed an increase of $29,000, or 76.3%, for the first three months of 2009 compared to the same period in 2008.  Given the current housing market conditions, management anticipates that gain or loss on sale of mortgages may decline.

The earnings on BOLI increased $10,000, or 6.8%, for the first quarter of 2009 compared to the same period in 2008.  Management does not foresee any further BOLI purchases in 2009; therefore, increases in BOLI income generally result from increases in the cash surrender value.  Death benefits paid upon death that exceed the policies cash surrender value are recorded as miscellaneous income.

The miscellaneous income category decreased $17,000, or 12.7%, for the first three months of 2009 over the same period in 2008.  This category had a number of offsetting increases and decreases.  The primary reason for the decrease is an $11,000 decline in sales tax refunds received.

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the first quarter of 2009 compared to the first quarter of 2008.

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008
	$	$	$	%

Salaries and employee benefits	2,864	2,638	226	8.6
Occupancy expenses	350	302	48	15.9
Equipment expenses	207	232	(25)	(10.8)
Advertising & marketing expenses	103	81	22	27.2
Computer software & data processing expenses	370	388	(18)	(4.6)
Bank shares tax	181	139	42	30.2
Professional services	491	254	237	93.3
Other operating expenses	869	370	499	>100.0
Total Operating Expenses	5,435	4,404	1,031	23.4

Salaries and employee benefits are the largest category of operating expenses.  In general, they comprise more than 50% of the Corporation’s total operating expense.  For the first quarter 2009, salaries and benefits increased $226,000, or 8.6%, over the first quarter of 2008.  Salaries alone increased $110,000 through March 2009, compared to the same period in 2008.  The increase was primarily due to additional staff, including the staff for a new branch and typical merit increases.  Increased salaries impacts associated expenses such as payroll taxes, pension expense, as well as higher medical and benefit insurance.  Medical insurance costs for the first three months of 2009 increased $76,000, or 25.7%, over the same period in 2008.  The cause of the increase in medical insurance costs was twofold: higher premiums and additional employees electing coverage under the Corporation’s plan.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Occupancy expenses have increased by $48,000, or 15.9%, for the first three months of 2009 compared to the same period in 2008.  The increases were spread across all occupancy categories.  Depreciation increased $12,000, or 9.8%, mostly due to the addition of a new branch.  Snow removal, landscaping, and other occupancy expenses increased $15,000 over the same period last year.  Utility expenses were higher by $20,000, or 20.0%, due to higher energy costs affecting electric and oil prices.  This includes electricity, which is $11,000 higher in the first quarter of 2009 compared to the same period in 2008.  Electricity through the Corporation’s main provider increased rates by

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

approximately 40% in 2009.  Building repair and maintenance costs continue to rise in tandem with more facilities, higher cost related to materials and supplies, along with the aging of facilities.

Equipment expenses decreased $25,000, or 10.8% for the first three months of 2009, compared to the same period in 2008.  This is primarily because equipment service contracts decreased $15,000, or 23.4% for the first quarter of 2009 compared to the same period in 2008.  Some of the Corporation’s larger investment technology contracts have decreased as a result of purchases of new equipment with lower levels of maintenance contracts.  Additionally, depreciation on furniture and equipment decreased $8,000, or 5.9%.  Equipment assets have short lives, generally five to seven years.  The Corporation placed a significant amount of furniture and equipment assets into service between five and ten years ago that are now fully depreciated.  Specifically, all the furniture and equipment placed into service at the Lititz Branch Office became fully depreciated in January of 2009.

Advertising and marketing expenses for the three months ended March 31, 2009, were $22,000 or 27.2% higher than the same period in 2008.  The expenses of this category support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies.  The Corporation had a new advertising campaign, including radio and television, produced in 2009 to highlight the strength of our community focus.

The computer software and data processing expenses are comprised of STAR network processing fees, software amortization, software purchases, and software maintenance agreements.  This expense category decreased $18,000, or 4.6%.  The STAR network fees are the fees paid to process all ATM and debit card transactions.  The total STAR network service fees were down $8,000, or 3.9%.  In 2009, the Corporation began passing through to customers the fees associated with international transactions.  Previously those charges were expensed through this category.  This operational change is responsible for the decrease.  Software related expenses decreased $10,000, or 5.5%, for the first quarter of 2009 compared to the same period in 2008.  The majority of this decrease is due to lower software maintenance agreement costs for the first three months of 2009.  Management expects software expenses to rise in 2009 due to several software-based initiatives.

Bank shares tax expense rose $42,000, or 30.2%, for the first three months of 2009 over the same period in 2008.  In the first quarter of 2008, the Corporation began to increase the bank shares tax expense due to a State of Pennsylvania policy change that no longer exempted shares of common stock held in charitable trusts as part of the bank shares tax calculation.  Because of the policy change, all of the Corporation’s common shares stock are subject to the tax.  Management does not anticipate a substantial increase in this expense through 2009 compared to 2008.

Professional services expense increased $237,000, or 93.3%, for the first quarter of 2009 compared to the same period in 2008.  Outside services include accounting and auditing fees, legal fees, loan review fees and other third-party services.  In 2008, management engaged the consulting unit of the Corporation’s core-processing vendor to conduct an organizational efficiency and income generation initiative.  The fees associated with that contract amounted to $481,000 in 2008 of outside services expense with an additional $275,000 due in 2009.  The first three months of 2009 reflect $206,000 of these anticipated costs for 2009.  Legal costs decreased $15,000 for the first three months of 2009 compared to the same period in 2008.  Legal fees in 2008 were higher due to the legal work related to the formation of a bank holding company.  Student loan servicing expense increased $28,000.  Previously, servicing costs on student loans were offset by a credit from the Department of Education.  Those credits are no longer available and therefore the expenses are higher than in the past.  Management expects this expense to continue to be substantially higher than in prior years.  The trust department processing fees increased $8,000, or 74.8%, due to upgrades and an agreement for a higher level of service.  The remainder of the increase in outside services occurred among a variety of different service providers.

Other operating expenses include the remainder of the Corporation’s operating expenses.  Some of the larger items included in this category are:

•	Postage
•	Regulator and tax assessments
•	Director fees and expense
•	Travel expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses

The largest increase for the first three months of 2009 over the same period in 2008 occurred in FDIC assessments, up $404,000.  The FDIC expenses for the first quarter 2009 include the significantly higher charges for the FDIC

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

insurance fund, which included a 140% rate increase that became effective in the fourth quarter of 2008, and expenses for a projected one-time assessment of 10 basis points, which is due as of June 30, 2009.

The one-time time assessment, which was initially proposed at 20 basis points, is expected to be finalized at 10 basis points, based on proposed legislation that had gained much support prior to the filing of this report.  The initial 20 basis point one-time assessment, on top of a 140% rate increase created such a large negative response by the banking community, economists, and legislators.  This response resulted in new proposals to allow the FDIC fund to be replenished over a longer period of time, so as to not cause undue harm on financial institutions in the midst of the current credit crisis.  The new proposals were heavily reliance on providing the FDIC with additional borrowing capacity at the U.S. Treasury.  Based on the likelihood of the revised legislation being adopted, the consensus of the banking community was to accrue for a one-time assessment of 10 basis points.  A 10 basis point one-time assessment still represents about $550,000 of additional FDIC insurance expense for the Corporation, which is expensed during 2009.

Subsequent to March 31, 2009, but prior to the submission of this filing, the Senate voted in favor the Deposit Insurance Bill S. 896 which extends the FDIC’s borrowing authority with the U.S. Treasury from $30 billion to $100 billion, with emergency funding up to $500 billion.  The expanded borrowing authority was needed to cut the planned 20 basis point assessment to 10 basis points.  The legislation also extends the temporary deposit insurance coverage increase to $250,000 through the end of 2013.  The bill must now be reconciled with H.R. 1106, which was passed by the House in March 2009.

Deposit accounts charge off-fee personal increased $24,000 and fraud & related charge off and recoveries increased $25,000 due largely to the current weaker economic environment.  Miscellaneous expense increased $34,000, primarily due to a planned early termination fee of $29,000 with a service provider.

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes.  The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation has no taxable corporate net income activities.  The Corporation’s wholly owned subsidiary, Ephrata National Bank, is not subject to state income tax, but does pay Pennsylvania Bank Shares Tax.  The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate.  The effective tax rate is calculated by dividing the Corporation’s provision for income tax by the pretax income for the applicable period.

For the three months ended March 31, 2009, the Corporation recorded a tax expense of $38,000, compared to $191,000 for the same period in 2008.  The benefit of a high level of tax-free assets, combined with lower pre-tax income was responsible for the reduction of the tax expense.  The effective tax rate for the Corporation was 3.4% for the first quarter of 2009 compared to 12.0% for the same quarter of 2008.

Due to lower earnings and a large percentage of tax-free income compared to total income, the Corporation became subject to the alternative minimum tax (AMT) in 2006.  The Corporation has remained in an AMT position since.  The AMT affects the amount of Federal income tax due and paid, but it does not affect the book tax provision.  However, because of being subject to AMT, management allowed tax-free securities to decline and is taking additional action to reduce the percentage of tax-free income compared to taxable income.  These practices will continue until the Corporation is no longer subject to AMT.  Reducing tax-free assets will have an impact on the Corporation’s future book tax as tax-exempt income declines as a percentage of total income.  Due to further planned reductions in tax-free assets as a percentage of the Corporation’s total assets, management anticipates that the Corporation’s provision for Federal income tax will increase as a percentage of pretax income in 2009.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value.  As of March 31, 2009, the Corporation had $230.7 million of securities available for sale, which accounted for 32.9% of assets, compared to 31.1% as of December 31, 2008, and 32.0% as of March 31, 2008.  This indicates that the securities portfolio grew at a faster pace than total assets.  Based on ending balances, the securities portfolio increased 9.2% from March 31, 2008 to March 31, 2009.

The Corporation typically invests excess liquidity into securities, primarily fixed income bonds.  The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists the management of both liquidity risk and interest rate risk.  In order to provide flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value.  Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with FAS 115 Accounting for Certain Investments in Debt & Equity Securities. Management has the ability and intent to hold all debt securities until maturity; and therefore, generally does not record impairment on the bonds that are currently valued below par.  Equity securities generally pose a greater risk to loss of principal, as management no longer has the ability to hold these securities to a maturity date to receive all principal.  All securities are evaluated for impairment on a quarterly basis.  Should any impairment occur, management would write down the security to a fair market value in accordance with both FAS 115 and FAS 157, with the amount recorded as a loss on securities.

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

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)

	Period Ending
	March 31, 2009		December 31, 2008		March 31, 2008
	$	%	$	%	$	%

U.S. treasuries & governmental agencies	56,584	24.6	47,064	22.0	47,468	22.5
Mortgage-backed securities	48,927	21.2	46,093	21.5	35,362	16.7
Collateralized mortgage obligations	41,120	17.8	36,049	16.8	35,232	16.7
Private collateralized mortgage obligations	14,776	6.4	18,294	8.5	18,221	8.6
Corporate debt securities	12,648	5.5	11,637	5.4	15,466	7.3
Obligations of states and political subdivisions	53,786	23.3	52,521	24.5	56,235	26.6
Equity securities	2,819	1.2	2,763	1.3	3,339	1.6

Total securities	230,660	100.0	214,421	100.0	211,323	100.0

At the beginning of the year, the Corporation was able to utilize the positively sloped treasury curve to add higher yielding securities to the portfolio, increasing portfolio income from both a volume and rate standpoint.  This action was taken in part to offset the slower loan growth.  The majority of growth occurred in governmental agencies and collateralized mortgage obligations (CMOs).  Governmental agencies, mortgage backed instruments, and CMOs all have the backing of the U.S. Government.  All of these types of instruments provide solid credit risk protection, with all rated AAA.  Depending on the structure of instrument purchased, all three of these security types provide steady cash flow streams to assist with liquidity management.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio.  In 2006, 2007, and 2008, the Corporation was in an alternative minimum tax (AMT) position when income levels fell and tax exempt income remained high.  The AMT requires the payment of a minimum level of tax should an entity have excessive amounts of tax preference items relative to a Corporation’s income.  The Corporation’s primary tax preference item is the large amount of tax free income generated by tax-free loans and tax-exempt securities.  As a result of the Corporation’s AMT tax position, management has determined that the size of the municipal bond holdings in relation to the rest of the securities portfolio should be decreased.  Sizable reductions in tax-free assets would assist the Corporation in emerging from an AMT position. For that reason management has slowed investment in municipal bonds and has reduced the percentage of municipal bonds as a percentage of the portfolio from 26.6% on March 31, 2008, to 23.3% as of March 31, 2009. When the Corporation is no longer subject to AMT, management will resume investing in municipal bonds to take full advantage of the higher tax-equivalent yields.

During the fourth quarter of 2008 and into the first quarter of 2009, market volatility, economic slowdown, and the collapse of several large financial institutions caused the downgrading of many securities.  This phenomenon has affected all segments of the Corporation’s portfolio not backed by the U.S. Government, specifically, Private Collateralized Mortgage Obligations (PCMOs), corporate bonds and municipal bonds.  Management has decided to indefinitely hold the PCMOs and corporate bonds that have been downgraded and fall below initial investment grade set by internal policy. Currently, there are no indications that any of these bonds would discontinue contractual payments.  Additionally, the municipal bond ratings have been affected primarily by concern over the insurance companies backing the bond issues.  Presently, management has the intent and the ability to hold the securities to maturity and believes that full recovery of principal is probable.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment.  In terms of credit risk and impairment, management views the Corporation’s CRA fund investment differently because it has no maturity date.  Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date.  As of March 31, 2009, the CRA fund was showing unrealized losses of $191,000 or a 6% price decline. The prices on this fund tend to lag behind decreases in U.S. Treasury rates.   Management believes that the price declines are primarily rate driven, and temporary as apposed to permanent.  Corporate bonds and private mortgage backed securities have the most potential credit risk out of the Corporation’s debt instruments.  Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds and all private label securities.  As of March 31, 2009, none of the Corporation’s unrealized security losses were considered other than temporary.

Loans

Net loans outstanding increased $24.1 million or 6.3% to $406.8 million at March 31, 2009, from $382.7 million at March 31, 2008, and contracted slightly from $407.8 as of December 31, 2008.    The following tables show the composition of the loan portfolio as of March 31, 2009, December 31, 2008, and March 31, 2008.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2009	2008	2008
	$	$	$

Real Estate
Residential (a)	160,807	163,076	153,808
Commercial	145,681	152,942	130,120
Construction	19,603	13,540	15,980
Commercial	74,634	71,765	76,373
Consumer	10,614	10,887	10,660
	411,339	412,210	386,941

Less:
Deferred loan fees, net	310	256	325
Allowance for loan losses	4,261	4,203	3,914
Total net loans	406,768	407,751	382,702

(a)
Residential real estate loans do not include mortgage loans sold to and serviced for Fannie Mae.  These loans totaled $11,304,000 as March 31, 2009, $11,058,000 as of December 31, 2008, and $10,257,000 as of March 31, 2008.

The composition of the loan portfolio has had minor changes in recent years.  The total of all categories of real estate loans comprises more than 75% of total loans.   Residential real estate is the largest category of the loan portfolio, consisting of approximately 39% of total loans.  This category includes first mortgages, second mortgages, and home equity loans.  The residential real estate loans continue to grow throughout 2008; however, in the first quarter of 2009 the category showed declines as principal payments exceeded new loan growth.  Current economic and market conditions have reduced the demand for residential real estate loans.  Most loan requests are for 30 year mortgages, which are all sold to the secondary market.  Additionally, requests for fixed rate home equity loans have slowed, while home equity lines of credit, which float on the Prime rate, have increased. This trend is occurring because consumers are seeking the lowest interest rate to borrow money against their home value.  It is likely to reverse once the Prime rate is increased and floating rate loans become less attractive to borrowers.  Management anticipates slow growth in the residential real estate through the remainder of 2009.

Commercial real estate loans have also grown since March 2008, but demand has dropped off significantly in first quarter of 2009.  Commercial real estate includes both owner and non-owner occupied properties.  The majority of growth has occurred in owner occupied, which does not rely substantially on lease agreements.  However, even the demand for owner occupied loans has slowed since most businesses are not expanding during uncertain economic conditions.  It is anticipated that growth in commercial real estate will lag a recovery by the economy.

Commercial loans not secured by real estate are approximately half as large as the Corporations real estate secured commercial loans.  Unlike real estate secured commercial loans the non-real estate secured commercial loans declined by $4.6 million or 6.0% from March 31, 2008 to December 31, 2008, and then began to grow again in the first quarter of 2009.  Several large lines of credit were added to the portfolio which primarily contributed to the $2.9 million or 4.0% increase from December 31, 2008 to March 31, 2009.  In the current interest rate environment, with fixed commercial loan rates significantly higher than Prime based variable rate lines of credit, the Corporation is experiencing a shift in less fixed rate commercial loans and more prime based variable rate loans.  The majority of commercial customers believe the Prime rate will remain low for a period of time and therefore desire to lower their borrowing costs and are drawing on their lines of credit to pay down their fixed rate loans.  In other cases where the borrower is in search of new financing they are currently looking at variable rate as opposed to fixed rate financing, whether it is real estate secured or not.

The construction loans secured by real estate grew in the first quarter of 2009 by $6 million or 44.8%, on a relatively small component of the Corporation’s loan portfolio.  After slowing throughout most of 2008, several of the Bank’s commercial customers went ahead with construction projects in the last quarter of 2008 and first quarter of 2009.  Some projects were started in the fourth quarter of 2008, but significant draws on their lines of credit only began in the first quarter of 2009.  These projects were not necessarily residential real estate construction, but construction undertaken by commercial customers to update or expand facilities.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The consumer loan portfolio remains stable but has decreased as a percentage of the Corporation’s loan portfolio.   In recent years as home owners have turned to equity in their homes to finance cars and education, rather than traditional consumer loans for those expenditures.  Additionally, specialized lenders have emerged for consumer needs.  Due to current liquidity conditions, specialized lenders began pulling back on the availability of credit and more favorable credit terms. Underwriting standards of major financing and credit card companies began to strengthen after years of lower credit standards.  This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice.  Management has seen the need for additional unsecured credit increase; however this increased need for credit has not resulted in higher levels of consumer loans for the Corporation.  The Corporation’s consumer loan portfolio grew slightly from March 31, 2008 to December 31, 2008 but then declined by March 31, 2009 to nearly the same level as twelve months previously. The average length of the consumer loan portfolio is relatively short and presently any growth in new loans is being offset by principal payments on existing loans.  In the present weak economy, customers will delay purchases of new and used cars which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books.  Management anticipates that the need for unsecured credit may grow during this current credit crisis and economic downturn as many consumers need to access all available credit and their other sources of real estate secured credit are not available due to declines in collateral value.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2009	2008	2008
	$	$	$

Non-accrual loans	1,199	1,248	661
Loans past due 90 days or more and still accruing	313	531	506
Troubled debt restructurings	1,595	1,641	29
Total non-performing loans	3,107	3,420	1,196

Other real estate owned	520	520	581

Total non-performing assets	3,627	3,940	1,777

Non-performing assets to net loans	0.89%	0.97%	0.46%

Non-performing assets increased $1.9 million from March 31, 2008 to March 31, 2009.  This increase primarily resulted from the addition of two loans totaling $1,595,000 to a single borrower, shown as troubled debt restructurings above.  In addition, an $869,000 line of credit to a related interest was placed on non-accrued status in the fourth quarter of 2008.  All three loans are secured by real estate assets.  These loans are for real estate development.  The loans were restructured by allowing the borrower to pay interest only for a period of four months beginning in 2009.  The interest rate was changed from fixed to a floating rate.  The final maturity of the loan was not extended.  After four months the borrower is to again make principal and interest payments and the interest rate will increase back to the original contract rate.  The developer had home lots under contract with a builder; however approval from the municipality had not been obtained and the builder pulled out of the contract prior to December 31, 2008.  In regard to these facts, the Corporation made concessions on the original terms of the loans by allowing restructuring of the loans.

The non-accrual loans increased by $538,000 from March 31, 2008 to March 31, 2009, primarily due to the addition of the $869,000 line of credit mentioned above.  Offsetting the increases were decreases due to loans that paid off, became current, or were charged-off, thereby removing them from non-accrual status.  Meanwhile, loans past 90 days or more and still accruing decreased slightly; however some of those loans migrated to non-accrual or were charged off.  The Corporation has seen a moderate increase in 30 to 89 day delinquencies during the first quarter of 2009; however they have not migrated into longer delinquencies.  This means that a majority of these delinquent customers are making

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

payments, but on a late basis.  Management is monitoring delinquency trends closely in light of the current weak economic conditions.  At this time, management believes that the potential for significant losses related to non-performing loans is minimal but increasing.

As of March 31, 2009, other real estate owned (“OREO”) is shown at a recorded fair market value, net of anticipated selling costs, of $520,000.  The balance consists of one manufacturing property that has been in OREO since December of 2006.  This property is under an agreement of sale.  Settlement on the sale has been deferred, pending the completion of a due-diligence period whereby the property meets all contingencies of the agreement.

Allowance for Loan Losses

The allowance for loan losses is established to cover any losses inherent in the loan portfolio.  Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for loan losses.  This calculation is based upon a systematic methodology for determining the allowance for loan losses in accordance with generally accepted accounting principles.  The calculation includes estimates and is based upon losses inherent in the loan portfolio.  The calculation, and detailed analysis supporting it, emphasizes delinquent and non-performing loans.  The allowance calculation includes specific provisions for non-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses.  Based on the quarterly loan loss calculation, management will adjust the allowance for loan losses through the provision as necessary.  Changes to the allowance for loan losses during the year are primarily affected by three events:

•	Charge off of loans considered not recoverable
•	Recovery of loans previously charged off
•	Provision for loan loss

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses.  The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the first quarter of the past two years.  At the bottom of the table two benchmark percentages are shown.  The first is net charge-offs as a percentage of average loans outstanding for the year.  The second is the total allowance for loan losses as a percentage of total loans.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2009	2008
	$	$

Balance at January 1,	4,203	3,682
Loans charged off:
Real estate	-	0
Commercial and industrial	19	5
Consumer	87	23
Total charged off	106	28

Recoveries of loans previously charged off:
Real estate	-	0
Commercial and industrial	5	55
Consumer	9	6
Total recovered	14	61
Net loans charged off (recovered)	92	(33)

Provision charged to operating expense	150	199

Balance at March 31,	4,261	3,914

Net charge-offs (reserves) as a % of average total loans outstanding	0.02%	-0.01%

Allowance at end of period as a % of total loans	1.04%	1.01%

Charge-offs for the quarter ended March 31, 2009, were $106,000 compared to $28,000 for the same period in 2008.  Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery.  The consumer charge-offs were higher in the first quarter of 2009 compared to 2008 due to a single home equity loan that was charged off for $57,000.  Aside from the home equity charge-off, consumer loan charge-offs remained relatively stable.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided.  The composition of the Corporation’s loan portfolio has not changed materially from March 31, 2008, however management regularly reviews the overall risk profile and current economic trends.  Continued downgrades in the business loan and business mortgage portfolios have resulted in more loans classified as substandard and special mention.  These classifications require larger provision amounts due to a higher potential risk of loss.  Management anticipates maintaining the allowance as a percentage of total loans above 1.00% for the foreseeable future.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries.  The Corporation has historically experienced very low net charge-off percentages due to management’s strong credit practices.  The 0.02% shown for the first quarter of 2009 is similar to charge off rates experienced in 2004 and 2005.  The -0.01% for the first quarter of 2008 indicates that recoveries for that period exceeded charge-offs, resulting from a one-time large recovery.  Management is monitoring charge off activity closely and is anticipating that there may be some increases throughout 2009; however prudent lending management practices are in place to reduce the number and severity of losses.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $2,015,000, or 11.3% to $19,904,000 on March 31, 2009, from $17,889,000, as of March 31, 2008.  During 2008, a new branch facility located in Penn Township was constructed with building, equipment, and furnishings totaling $2.8 million.  The new branch, plus $94,000 of additional furniture and equipment added during the first quarter of 2009, less normal depreciation, is responsible for the increase.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As of March 31, 2009, $360,000 was classified as construction in process. The construction in process includes payments for renovations at the Denver Office and Main Office locations.  For further information on construction commitments see the off-balance sheet arrangements section.

Deposits

The Corporation’s total ending deposits increased $40.9 million, or 8.3%, and $23.9 million, or 4.7% from March 31, 2008 and December 31, 2008 respectively.  Customer deposits are the Corporation’s primary source of funding for loans and investments.  During 2008 and continuing into the first quarter of 2009, the economic concerns and poor performance of other types of investments led customers back to banks for safe places to invest money, in spite of low interest rates. The mix of deposit categories has remained relatively stable.  The Deposits by Major Classification table, shown below, provides the balances of each category for March 31, 2009, December 31, 2008, and March 31, 2008.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	March 31,	Dec. 31,	March 31,
	2009	2008	2008
	$	$	$

Non-interest bearing demand deposits	108,725	114,609	103,129
NOW accounts	54,684	51,617	63,838
Money market deposit accounts	42,269	42,074	40,074
Savings deposits	77,662	72,210	71,708
Time deposits	241,514	223,594	206,458
Brokered time deposits	10,152	7,355	8,851
Total deposits	535,006	511,459	494,058

The growth and mix of deposits is often driven by several factors including:
•	Convenience and service provided
•	Fees
•	Permanence of the institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to competitor rates

The Corporation has been a stable presence in the local area and offers convenient locations, low service fees and competitive interest rates because of a strong commitment to the customers and the communities that it serves.   Management has always priced products and services in a manner that makes them affordable for all customers.  This in turn creates a high degree of customer loyalty, which has provided stability to the deposit base.  Additionally, as financial institutions have come under increased scrutiny from both regulators and customers, the Bank has maintained an outstanding reputation.  The Corporation’s deposit base increased as a result of customers seeking a longstanding reliable institution as a partner to meet their financial needs.  Additionally, a new branch location opened in September 2008 assisted in deposit growth.

Time deposits are typically a more rate sensitive product making it a less reliable source of funding.  Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of March 31, 2009, time deposit balances, excluding brokered deposits, had increased $17.9 million or 8.0%, and $35.0 million or 17.2% respectively from December 31, 2008 and March 31, 2008.  Due to an asset liability strategy of lengthening liabilities while interest rates are at historically low interest rates, the Corporation’s recent time deposit strategy has been to offer long-term time deposit rates that exceed the average rates offered by the local competing banks.  This strategy was successful in both increasing and lengthening the Corporation’s liabilities.  The Corporation’s time deposits also increased due to consumers who were concerned with a declining stock market and declining financial conditions of local, regional, and national banks that compete with the Corporation.  Customers have been seeking a safe consistent investment to an even greater extent than during previous declines in the equity markets.  This condition continues to prevail at the time of the writing of this filing.  Time deposits are a safe investment with FDIC coverage insuring no loss of principal up to certain levels.  Up until October 3, 2008, FDIC coverage was $100,000 on non IRA time deposits and $250,000 on IRA time deposits.  Effective October 3, 2008, the FDIC insurance increased to $250,000

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

for all deposit accounts with the signing of the Emergency Economic Stabilization Act of 2008.  As the equity market continued to decline in 2008 and 2009, customers placing more and more time deposits in financial institutions, however, they did not want to exceed the FDIC insurance limits.  The increase in FDIC coverage enabled time deposit customers to increase their deposit balances held with the Corporation.  Management anticipates that the growth of time deposits will slow as the stock market and other financial institutions begin to strengthen.

Borrowings

Total borrowings were $93.0 million, $103.8 million and $92.0 million as of March 31, 2009, December 31, 2008, and March 31, 2008, respectively.  The Corporation was purchasing short-term funds of $965,000 as of March 31, 2009, compared to $11.8 million at the end of 2008, with no short-term funds purchased as of March 31, 2008. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.  The short-term funds are purchased through correspondent and member bank relationships as overnight borrowings.

The total amount of long-term borrowings remained the same from December 31, 2008 and March 31, 2008 compared to March 31, 2009.  The Corporation uses two main sources for long-term borrowings: Federal Home Loan Bank (“FHLB”) and repurchase agreements obtained through brokers.  Both of these types of borrowings are used as a secondary source of funding and to mitigate interest rate risk.  These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate, for interest rate risk and liquidity purposes compared to deposits.  Over the course of the past year, the Corporation has minimally changed the FHLB and brokered repurchase borrowing agreements.  Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size.  As of March 31, 2009, the Corporation was within this policy guideline at 8.9% of asset size with $62.0 million of total FHLB borrowings.   The Corporation also has a policy that limits total borrowing from all sources to 150% of the Corporation’s capital.  As of March 31, 2009, the Corporation was within this policy guideline at 139.6% of capital with $93.0 million total borrowings from all sources.  The Corporation has maintained FHLB borrowings and total borrowings within these policy guidelines throughout the first quarter of 2009.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $320.8 million.  The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.  Due to recent circumstances in the financial and mortgage sectors, FHLB has been under regulatory and operating performance pressures and has taken steps to preserve capital.  As a result, FHLB has suspended the dividend paid on stock owned by banks that have FHLB borrowings.  Additionally, FHLB will no longer repurchase excess stock if a bank reduces its borrowings.  For this reason, management is committed to maintaining current borrowing levels, but not placing more reliance on FHLB for additional borrowings.

Stockholders’ Equity

Federal Regulatory authorities require banks to meet minimum capital levels.  The Corporation maintains capital ratios well above those minimum levels and higher than the Corporation’s peer group average.  The risk-weighted capital ratios are calculated by dividing capital by the risk-weighted assets.  Regulatory guidelines determine the risk-weighted assets by assigning assets to one of four risk-weighted categories.  The calculation of Tier I Capital to Risk Weighted Average Assets does not include an add back to capital for the amount of the Allowance for Loan Losses, thereby making this ratio lower than the Total Capital to Risk-Weighted Assets ratio.

The following table reflects the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Regulatory Capital Ratios
		Regulatory Requirements
As of March 31, 2009	Capital Ratios	Adequately Capitalized	Well Capitalized

Total Capital to Risk-Weighted Assets
Consolidated	15.8%	8.0%	10.0%
Bank	15.7%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	14.9%	4.0%	6.0%
Bank	14.7%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.0%	4.0%	5.0%
Bank	9.9%	4.0%	5.0%

As of March 31, 2008 (Bank only)
Total Capital to Risk-Weighted Assets	16.9%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	15.9%	4.0%	6.0%
Tier I Capital to Average Assets	10.7%	4.0%	5.0%

The dividends per share for the first quarter of 2009 were the same as the first quarter of 2008 at $0.31 per share.  Dividends are paid from current earnings and available retained earnings.  Management’s current capital plan calls for management to maintain Tier I Capital to average assets between 9.0% and 12.0%.  Management also desires a dividend payout ratio between 40% and 50%.  This ratio will vary according to income, but over the long term management’s goal is to average a payout ratio in this range.  Since the dividends paid and the payout ratio is heavily dependent on the income earned, management is closely monitoring the ability to maintain current dividend levels, compared to the anticipated earnings for the year 2009.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by Statement of Financial Accounting Standards No. 115.   This is recorded as accumulated other comprehensive income in the capital section of the balance sheet.  An unrealized gain increases capital, while an unrealized loss reduces capital.  This requirement takes the position that if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss of the securities portfolio would directly impact the Corporation’s capital.  As of March 31, 2009, the Corporation showed unrealized losses, net of tax, of $2,268,000, compared to unrealized losses of $963,000 as of December 31, 2008, and unrealized gains of $285,000 on March 31, 2008.  The changes in unrealized losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

On June 30, 2008, 130,443 shares of treasury stock held as a result of previous stock purchase plans, less shares utilized for the Employee Stock Purchase Plan and Dividend Reinvestment Plan, were retired.  The retirement of treasury shares was required as part of the formation of ENB Financial Corp.  Treasury shares act as a reduction to capital; therefore, the retirement of treasury shares into common stock and capital surplus had no impact to the Corporation’s capital.  Since the formation of the Corporation on July 1, 2008, 45,400 shares of treasury stock have been repurchased and 10,883 reissued with 34,517 treasury shares existing on March 31, 2009, with a cost basis of $886,000.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business.  A construction contract was signed subsequent to the reporting date but prior to the filing of this quarterly report for $1.5 million to renovate the Denver branch in 2009.

Management signed a contract in March of 2008 with the Corporation’s core processing vendor to conduct a comprehensive business processing improvement (“BPI”) engagement.  The majority of the engagement occurred over the six month period beginning in July of 2008.  Benefits are to be realized beginning in the fourth quarter of 2008 with an acceleration of benefits to occur in 2009 and subsequent years.   The financial goal of the BPI is to obtain $1.4 million to $2.2 million of annual pretax benefit through operational cost savings and revenue enhancements.  The strategic goal

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

of the BPI engagement is to be a more efficient organization, with better customer service, at increased levels of profitability.  The fees for the entire BPI engagement are expected to be $756,000 plus travel related expenses; billed through April 2009 at a rate of $68,700 per month.  The majority of the travel related expenses have been paid.

Work force realignment was a significant component of the Corporation’s BPI engagement.  In conjunction with the workforce realignment, a voluntary separation package was offered in September 2008 to all employees with twenty or more years of service.  On October 31, 2008, management established a $1,222,000 liability in connection with the voluntary separation package.  The liability covered all future separation obligations that were scheduled to be paid over 2009 and 2010 to 35 employees who accepted the package.  As of March 31, 2009, $845,000 remained to be paid of the initial $1,222,000 liability established.

Off Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off balance sheet arrangements related to loan funding commitments.  These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time.  As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

March 31,
2009
$
Commitments to extend credit:
Revolving home equity	15,067
Construction loans	11,695
Real estate loans	3,518
Business loans	46,687
Consumer loans	3,019
Other	3,568
Standby letters of credit	14,434

Total	97,988

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the Corporation is subject to three primary risks:

•	Credit risk
•	Liquidity risk
•	Interest rate risk

The Board of Directors has established an Asset Liability Management Committee (“ALCO”) to measure, monitor, and manage these primary market risks.  The Asset Liability Policy has instituted guidelines for all of these primary risks, as well as other financial performance measurements with target ranges.  The Asset Liability goals and guidelines are consistent with the Strategic Plan goals.

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

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of March 31, 2009, along with the cumulative maturity gap guidelines monitored by management.  The Corporation uses cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods.  The Corporation monitors six-month, one-year, three-year, and five-year cumulative gaps as a portion of liquidity risk assessment. For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

MATURITY GAP ANALYSIS
(DOLLARS IN THOUSANDS)

	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$

Assets maturing	76,646	64,483	186,051	101,178	271,891
Liabilities maturing	90,842	83,912	166,021	98,095	261,379
Maturity gap	(14,196)	(19,429)	20,030	3,083	10,512
Cumulative maturity gap	(14,196)	(33,625)	(13,595)	(10,512)	-

Maturity gap %	84.4%	76.8%	112.1%	103.1%	104.0%

Cumulative maturity gap %	84.4%	80.8%	96.0%	97.6%	100.0%

Cumulative maturity gap % guideline	45% to 155%	60% to 140%	75% to 125%	85% to 115%

As of March 31, 2009, all the Corporation’s cumulative gap ratios were within Corporate Policy guidelines.  As of December 31, 2008, the six-month to one-year cumulative gap ratio was slightly under guidelines at 57.4% compared to the 60% to 140% guideline.  During the first quarter of 2009, three main factors allowed management to improve the six-month to one-year gap ratio materially so it was back within guidelines by March 31, 2009.  First, the prepayment speeds on both loans and securities increased as consumers reacted to historically low interest rates by either paying back additional principal on loans carrying higher interest rates, or refinancing these loans.  This impacted both the Corporation’s loans and securities by reducing the average lives.  Secondly, management reduced the borrowings maturing by paying off $10 million of short-term borrowings, as well as refinancing $7.5 million of FHLB advances that were maturing in the first quarter of 2009 into new four year advances to lengthen the Corporation’s borrowings.  Lastly, during the first quarter of 2009, management had in place more attractive interest rates on longer-term time deposits to encourage customers with shorter time deposits to direct these funds into longer maturities.

Management believes the current historically low rate environment is the time to lengthen the Bank’s liabilities to build in additional rates up interest rate risk protection.  Management was successful in growing longer-term time deposits due to an IRA time deposit special on terms 18 months and longer that ran from February 15, 2009 through April 15, 2009.  The Corporation’s time deposits with terms of 18 months and longer grew by over $21 million dollars from December 31, 2008 to March 31, 2009. Management expects all GAP ratios to remain within policy limits for the remainder of the year.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation that would be experienced over one year, assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk.  The Corporation has historically been liability sensitive; meaning that as interest rates go up, the Corporation would likely achieve lower levels of net interest income due to sharper increases in the cost of funds than increases in asset yield.  Likewise, if rates go down, there would be sharper reductions in the cost of funds than decreases to asset yield, causing an increase to net interest income.

The analysis projects the net interest income expected in seven different rate scenarios on a one-year time horizon.  The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, or 300 basis points, or decrease 100, 200, or 300 basis points.  As of March 31, 2009, the Corporation was within guidelines for the maximum amount of net interest income declines given all seven rate scenarios.  The Corporation’s projected net interest income fluctuations given the seven different rate scenarios did not change materially from December 31, 2008.

As of March 31, 2009, the Federal funds target rate was between 0.0% and 0.25%, so it is likely the Federal Reserve will not lower rates any further.  This means the exposure in this current rate environment is to the rates up scenarios; therefore, they are reviewed with more scrutiny.  For the rates up scenarios of 100, 200 and 300 basis points, the net interest income decreases slightly compared to the rates unchanged scenario.  Unlike the rates down scenarios, the amount of negative impact of rising rates is very minimal and the larger rate movements do not get progressively worse.  The rates up 200 and 300 show slight improvements over the rates up 100 basis points.  The limited negative impact of higher rates is because the impact of assets repricing to higher rates nearly offsets the normal liability sensitivity of the Corporation, where a larger amount of liabilities reprice than assets.  In the rates up scenarios, most of the variable rate loans reprice higher by the full amount of the Federal Reserve’s action; whereby, management is generally able to limit the amount of liability repricing to a fraction of the rate increase.  Management does not expect the exposure to interest rate changes to increase or change significantly over the next twelve months.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk.  The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates.  The calculation of net portfolio value discounts future cash flows to the present value based on current market rates.  The changes in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given a sustained interest rate increase or decrease in the same seven scenarios mentioned under interest rate sensitivity.  As of March 31, 2009, the Corporation was within guidelines for all scenarios.  The Corporation’s projected changes in net portfolio value given the seven different rate scenarios did not change materially from December 31, 2008.

The weakness with the net portfolio analysis is that it assumes liquidation of the Corporation rather than as a going concern.  For that reason, it is considered a secondary measurement of interest rate risk to interest rate sensitivity discussed above.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Accounting Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Accounting Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2009, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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
March 31, 2009

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock and the Corporation’s industry.  There have not been any material changes in the primary risks since the December 31, 2008, Form 10-K.  However, one new risk has been identified as is discussed below.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value.  When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary.  If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings.  As of March 31, 2009, our investment portfolio included private label mortgage backed securities with a book value of $19.7 million and an estimated fair value of $14.8 million.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds – Nothing to Report

Item 3.  Defaults Upon Senior Securities – Nothing to Report

Item 4.  Submission of Matters to a Vote of Security Holders - Nothing to Report

Item 5.  Other Information – Nothing to Report

Index

ENB FINANCIAL CORP

Item 6.  Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Association of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	Form on Employees Stock Purchase Plan	****

11	Statement re computation of per share earnings (Included on page 4 herein)	4

31.1	Section 302 Chief Executive Officer Certification	40

31.2	Section 302 Principal Financial Officer Certification	41

32.1	Section 1350 Chief Executive Officer Certification	42

32.2	Section 1350 Principal Financial Officer Certification	43

*	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.

**	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on March 18, 2009.

***	Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2008.

****	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.

Index

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: May 13, 2009	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
President & CEO

Dated: May 13, 2009	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

Index

ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on March 18, 2009.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2008.)
10.2	2001 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 40
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 41
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 42
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 43