Form 10-Q
period 2009-06-30
ENB Financial Corp
filed 2009-08-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2009
OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to

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
Yes  ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 12, 2009, the registrant had 2,833,880 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP
INDEX TO FORM 10-Q
June 30, 2009

Index

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

ENB Financial Corp
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,	June 30,
	2009	2008	2008
(Dollars in thousands, except share data)	$	$	$
ASSETS
Cash and due from banks	13,541	19,286	17,197
Intererest-bearing deposits in other banks	118	106	160
Federal funds sold	-	-	2,870

Total cash and cash equivalents	13,659	19,392	20,227

Securities available for sale (at fair value)	240,581	214,421	231,021

Loans held for sale	945	245	611

Loans (net of unearned income)	420,644	411,954	386,174

Less: Allowance for loan losses	4,447	4,203	4,033

Net loans	416,197	407,751	382,141

Premises and equipment	19,842	19,913	18,311

Regulatory stock	4,916	4,915	4,767

Bank owned life insurance	14,859	14,512	14,207

Other assets	8,147	7,274	7,267

Total assets	719,146	688,423	678,552

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	112,295	114,262	111,715
Interest-bearing	445,187	396,850	397,395

Total deposits	557,482	511,112	509,110

Short-term borrowings	1,880	11,800	-
Long-term debt	87,000	92,000	97,000
Other liabilities	5,113	5,466	4,308

Total liabilities	651,475	620,378	610,418

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,833,880
(Issued 2,869,557 and Outstanding 2,844,195 as of 12-31-08)
(Issued and Outstanding 2,869,557 as of 6-30-08)	574	574	574
Capital surplus	4,442	4,457	4,457
Retained earnings	65,213	64,629	65,211
Accumulated other comprehensive loss, net of tax	(1,648)	(963)	(2,108)
Less: Treasury stock shares at cost 35,677 (25,362 shares as of 12-31-08)	(910)	(652)	-

Total stockholders' equity	67,671	68,045	68,134

Total liabilities and stockholders' equity	719,146	688,423	678,552

See Unaudited Notes to the Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statement of Income (Unaudited)
Periods Ended June 30, 2009 and 2008

	Three Months		Six Months
	2009	2008	2009	2008
(Dollars in thousands, except share data)	$	$	$	$
Interest and dividend income:

Interest and fees on loans	5,657	5,899	11,316	11,955
Interest on securities available for sale
Taxable	2,197	2,077	4,288	3,858
Tax-exempt	520	600	1,136	1,246
Interest on federal funds sold	2	14	2	25
Interest on deposits at other banks	-	1	-	3
Dividend income	35	77	75	166

Total interest and dividend income	8,411	8,668	16,817	17,253

Interest expense:
Interest on deposits	2,386	2,615	4,690	5,378
Interest on short-term borrowings	2	8	9	20
Interest on long-term debt	968	1,018	1,931	1,995

Total interest expense	3,356	3,641	6,630	7,393

Net interest income	5,055	5,027	10,187	9,860

Provision for loan losses	226	150	376	349

Net interest income after provision for loan losses	4,829	4,877	9,811	9,511

Other income:
Trust and investment services income	327	261	544	535
Service fees	660	452	1,285	883
Commissions	362	338	683	644
Gains on securities transactions, net	88	86	156	112
Gains on sale of mortgages	80	37	147	75
Earnings on bank owned life insurance	159	156	316	303
Other	74	33	191	167

Total other income	1,750	1,363	3,322	2,719

Operating expenses:
Salaries and employee benefits	2,708	2,607	5,572	5,245
Occupancy	354	306	704	608
Equipment	210	237	417	469
Advertising & marketing	101	86	204	167
Computer software & data processing	400	369	770	757
Bank shares tax	183	225	364	364
Professional services	452	352	943	606
FDIC Insurance	299	13	716	27
Other	424	397	876	753

Total operating expenses	5,131	4,592	10,566	8,996

Income before income taxes	1,448	1,648	2,567	3,234

Provision for federal income taxes	188	220	226	411

Net income	1,260	1,428	2,341	2,823

Earnings per share of common stock	0.45	0.50	0.83	0.99

Cash dividends paid per share	0.31	0.31	0.62	0.62

Weighted average shares outstanding	2,834,073	2,865,735	2,835,506	2,863,989

See Unaudited Notes to the Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statement of Comprehensive Income  (Unaudited)
Periods Ended June 30, 2009 and 2008

	Three Months		Six Months
	2009	2008	2009	2008
(Dollars in thousands)	$	$	$	$

Net income	1,260	1,428	2,341	2,823

Other comprehensive income (loss) arising during the period	851	(3,713)	(1,194)	(3,033)

Reclassification adjustment for gains realized in income	(88)	(86)	(156)	(112)

Other comprehensive income (loss) before tax	939	(3,627)	(1,038)	(2,921)

Income taxes (benefit) related to comprehensive income (loss)	319	(1,233)	(353)	(993)

Other comprehensive income (loss)	620	(2,394)	(685)	(1,928)

Comprehensive income (loss)	1,880	(966)	1,656	895

See Unaudited Notes to the Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Cash Flows
Periods Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008
(DOLLARS IN THOUSANDS)	$	$
Cash flows from operating activities:
Net income	2,341	2,823
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities and loan fees	334	168
Increase in interest receivable	(274)	(161)
Increase in interest payable	7	55
Provision for loan losses	376	349
Gains on securities transactions	(156)	(112)
Gains on sale of mortgages	(147)	(75)
Loans originated for sale	(2,556)	(1,161)
Proceeds from sales of loans	2,003	990
Earnings on bank owned life insurance	(316)	(303)
Losses on sale of other real estate owned	-	6
Depreciation of premises and equipment and amortization of software	626	573
Deferred income tax	(205)	(376)
Other assets and other liabilities, net	(416)	311

Net cash provided by operating activities	1,617	3,087

Cash flows from investing activities:

Securities available for sale:
Proceeds from maturities, calls, and repayments	29,105	35,174
Proceeds from sales	10,166	7,793
Purchases	(66,666)	(84,028)
Proceeds from sale of other real estate owned	-	150
Purchase of regulatory bank stock	-	(656)
Purchase of BOLI	(31)	(33)
Net decrease in loans	(8,805)	(1,150)
Purchases of premises and equipment	(448)	(1,021)
Purchase of computer software	(91)	(85)

Net cash used in investing activities	(36,770)	(43,856)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	12,260	13,587
Net increase in time deposits	34,110	16,796
Net decrease in short term borrowings	(9,920)	(100)
Proceeds from long-term debt	7,500	15,000
Repayments of long-term debt	(12,500)	-
Dividends paid	(1,757)	(1,776)
Treasury stock sold	184	192
Treasury stock purchased	(457)	-

Net cash provided by financing activities	29,420	43,699

Net increase (decrease) in cash and cash equivalents	(5,733)	2,930

Cash and cash equivalents at beginning of period	19,392	17,297

Cash and cash equivalents at end of period	13,659	20,227

Supplemental disclosures of cash flow information:
Interest paid	6,622	7,338
Income taxes paid	210	600

See Unaudited Notes to the Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

Notes to the Unaudited Interim Financial Statements

1.      Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and to general practices within the banking industry.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included.  Certain items previously reported have been reclassified to conform to the current period’s reporting format.  Such reclassifications did not affect net income or stockholders’ equity.

ENB Financial Corp (“the Corporation”) is the successor issuer of Ephrata National Bank (“the Bank”).  On July 1, 2008, ENB Financial Corp became the bank holding company for Ephrata National Bank, which is now a wholly owned subsidiary of ENB Financial Corp.  This Form 10-Q, for the second quarter of 2009, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.      Securities Available for Sale

(DOLLARS IN THOUSANDS)

The amortized cost and fair value of securities held at June 30, 2009, and December 31, 2008, are as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$

June 30, 2009
U.S. treasuries & government agencies	53,975	629	(482)	54,122
Mortgage-backed securities	50,900	995	(197)	51,698
Collateralized mortgage obligations	46,978	774	(61)	47,691
Private label collateralized mortgage obligations	18,576	-	(4,157)	14,419
Corporate bonds	16,252	111	(228)	16,135
Obligations of states and political subdivisions	53,398	900	(669)	53,629
Total debt securities	240,079	3,409	(5,794)	237,694
Marketable equity securities	3,000	-	(113)	2,887
Total securities available for sale	243,079	3,409	(5,907)	240,581

December 31, 2008
U.S. treasuries & government agencies	46,938	447	(321)	47,064
Mortgage-backed securities	45,405	761	(73)	46,093
Collateralized mortgage obligations	35,484	566	(1)	36,049
Private label collateralized mortgage obligations	20,511	-	(2,217)	18,294
Corporate bonds	12,108	83	(554)	11,637
Obligations of states and political subdivisions	52,433	874	(786)	52,521
Total debt securities	212,879	2,731	(3,952)	211,658
Marketable equity securities	3,000	-	(237)	2,763
Total securities available for sale	215,879	2,731	(4,189)	214,421

Index

ENB FINANCIAL CORP

The amortized cost and fair value of debt securities available for sale at June 30, 2009, by contractual maturity are shown below.  Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	35,283	35,688
Due after one year through five years	88,763	88,327
Due after five years through ten years	85,958	84,745
Due after ten years	30,075	28,934
Total debt securities	240,079	237,694

Proceeds from sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below.  Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2009	2008
	$	$

Proceeds from sales	10,166	7,793
Gross realized gains	216	112
Gross realized losses	60	-

Securities available for sale with a par value of $63,851,000 and $63,455,000 at June 30, 2009, and December 31, 2008, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law.  The fair value of these pledged securities was $65,789,000 at June 30, 2009, and $64,779,000 at December 31, 2008.

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis.  As of June 30, 2009, and December 31, 2008, all of the Corporation’s securities carrying unrealized losses were determined to be temporarily impaired and not permanently impaired.  Information pertaining to securities with gross unrealized losses at June 30, 2009, and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Index

ENB FINANCIAL CORP

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of June 30, 2009
U.S. treasuries & government agencies	25,276	482	-	-	25,276	482
Mortgage-backed securities	11,721	180	1,854	17	13,575	197
Collateralized mortgage obligations	8,058	61	-	-	8,058	61
Private label collateralized mortgage obligations	1,251	454	13,168	3,703	14,419	4,157
Corporate bonds	3,955	55	3,327	173	7,282	228
Obligations of state and political subdivisions	8,846	143	9,348	526	18,194	669
					-	-
Total debt securities	59,107	1,375	27,697	4,419	86,804	5,794
					-	-
Marketable equity securities	-	-	2,887	113	2,887	113
					-	-
Total temporarily impaired securities	59,107	1,375	30,584	4,532	89,691	5,907

As of December 31, 2008
U.S. treasuries & government agencies	21,531	295	1,813	26	23,344	321
Mortgage-backed securities	2,527	10	3,971	63	6,498	73
Collateralized mortgage obligations	215	-	495	1	710	1
Private label collateralized mortgage obligations	18,294	2,217	-	-	18,294	2,217
Corporate bonds	7,491	554	-	-	7,491	554
Obligations of state and political subdivisions	9,628	380	6,901	406	16,529	786
					-	-
Total debt securities	59,686	3,456	13,180	496	72,866	3,952
					-	-
Marketable equity securities	-	-	2,763	237	2,763	237
					-	-
Total temporarily impaired securities	59,686	3,456	15,943	733	75,629	4,189

There are 73 positions that are considered temporarily impaired at June 30, 2009.  The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation.

Recent market conditions throughout the financial sector have made the evaluation regarding the possible impairment of mortgaged-backed and CMO securities difficult to fully determine given the volatility of their pricing, based not only on rate changes, but collateral uncertainty as well. The majority of the MBS and CMO’s owned by the Corporation are backed by the U.S. government.   As of June 30, 2009, on an amortized cost basis, approximately 16% of the Corporation’s MBS and CMO’s are private label CMO’s, not backed by the U.S. government.  This compares to 20% as of December 31, 2008.  As of June 30, 2009, seven private label securities were held with five of the seven rated AAA by either Moody’s or S&P.  The remaining two securities were rated below investment grade.  Management conducts impairment analysis on a quarterly basis and currently has no plans to sell these securities as cash flow analysis performed under severe stress testing does not indicate a need to take impairment on these bonds.  Management has concluded that as of June 30, 2009, the declines outlined in the above table represent temporary declines, and the Corporation does have the intent and ability to hold these securities until maturity or to allow a market recovery.

3.	Fair Value Presentation

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

Index

ENB FINANCIAL CORP

transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157.  The FASB also issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

FAS No. 157 establishes a hierarchal disclosure framework associated with the level of observable pricing utilized in measuring assets and liabilities at fair value. The three broad levels defined by the FAS No. 157 hierarchy are as follows:

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

The following tables present the assets reported on the balance sheet at their fair value as of June 30, 2009, December 31, 2008, and June 30, 2008, by level within the fair value hierarchy.  As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

(DOLLARS IN THOUSANDS)
	June 30, 2009

	Level I	Level II	Level III	Total

U.S. treasuries & government agencies	-	54,122	-	54,122
Mortgage-backed securities	-	51,698	-	51,698
Collateralized mortgage obligations	-	47,691	-	47,691
Private collateralized mortgage obligations	-	11,546	2,873	14,419
Corporate debt securities	-	16,135	-	16,135
Obligations of states and political subdivisions	-	53,629	-	53,629
Equity securities	2,887	-	-	2,887

Total securities	2,887	234,821	2,873	240,581

On June 30, 2009, the Corporation held one private label collaterized mortgage back security (PCMO) valued using level III inputs.  Pricing on this PCMO was calculated by a third party. Due to broad dislocations in the credit markets, and the lack of trading, and new issuance in private label CMO securities, market price indications generally reflect the lack of liquidity in the market in addition to credit concerns.  The third party obtained data about the deal structure and the underlying collateral.  The collateral was analyzed in terms of its “quality” – or its ability to generate cash – based on its potential for eventually defaulting.  The cash generated by the collateral was allocated across the deal’s capital structure on a priority-of-claims basis to see which investors get paid – and which suffer losses.  The cash flows of the security were discounted to June 30, 2009, to determine an intrinsic value.  Based on the third-party analysis and the current investment ratings of the securities, and because the Corporation has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, the Corporation does not consider these assets to be other-than-temporarily impaired at June 30, 2009. However, continued price declines or actual credit losses could result in a write-down of this security.  As of June 30, 2009, the PCMO security had a book value of $3,527,000 with a fair market value of $2,873,000 using level III inputs.

Index

ENB FINANCIAL CORP

All of the Corporation’s debt instruments, with the exception of the one PCMO, were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis.  The Corporation’s CRA fund investments are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market.  As of June 30, 2009 the CRA fund investments had a $3,000,000 book value with a fair market value of $2,887,000.

Fair Value Measurements:

(DOLLARS IN THOUSANDS)
	December 31, 2008
	Level I	Level II	Level III	Total

U.S. treasuries & government agencies	-	47,064	-	47,064
Mortgage-backed securities	-	46,093	-	46,093
Collateralized mortgage obligations	-	36,049	-	36,049
Private collateralized mortgage obligations	-	15,185	3,109	18,294
Corporate debt securities	-	11,637	-	11,637
Obligations of states and political subdivisions	-	52,521	-	52,521
Equity securities	2,763	-	-	2,763

Total securities	2,763	208,549	3,109	214,421

On December 31, 2008, the Corporation held one private label bond that was valued using level III inputs due to the limited reliable observable inputs for this security.  The security had a book value of $3,810,000 with a fair market value of $3,109,000 using level three inputs.  As of December 31, 2008 the Corporation’s CRA fund investments had a book value of $3,000,000 and a fair market value of $2,763,000 utilizing level I pricing.

Fair Value Measurements:

(DOLLARS IN THOUSANDS)
	June 30, 2008
	Level I	Level II	Level III	Total

U.S. treasuries & government agencies	-	53,158	-	53,158
Mortgage-backed securities	-	51,635	-	51,635
Collateralized mortgage obligations	-	37,043	-	37,043
Private collateralized mortgage obligations	-	18,045	-	18,045
Corporate debt securities	-	12,885	-	12,885
Obligations of states and political subdivisions	-	54,351	-	54,351
Equity securities	2,763	1,141.00	-	3,904

Total securities	2,763	228,258	-	231,021

On June 30, 2008, none of the Corporation’s securities were valued using level III inputs.  All of the Corporation’s debt instruments were valued using Level II inputs. As of December 31, 2008, the Corporation’s CRA fund investments had a book value of $3,000,000 and a fair market value of $2,763,000 utilizing level I pricing.

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.  In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.  The following table presents the changes in the level III fair-value category for the six months ended June 30, 2009.

Index

ENB FINANCIAL CORP

The following represent fair value measurements using significant unobservable inputs (Level III):

(Dollars in Thousands)	Available-
For-Sale
Securities
Balance, January 1, 2009	$3,109
Total gains or losses (realized/unrealized):	-
Included in earnings	-
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfers in and/or out of Level III	(236)

Balance, June 30, 2009	$2,873

The following tables present the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of June 30, 2009, December 31, 2008, and June 30, 2008, by level within the fair value hierarchy:

(Dollars in Thousands)

	June 30, 2009
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$2,833	$2,833
OREO	520	-	-	520
Total	$520	$-	$2,833	$3,353

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$2,444	$2,444
OREO	520	-	-	520
Total	$520	$-	$2,444	$2,964

	June 30, 2008
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$527	$527
OREO	520	-	-	520
Total	$520	$-	$527	$1,047

The Corporation had a total of $3,129,000 of impaired loans as of June 30, 2009, with $296,000 of specifically allocated allowance against these loans.  The Corporation had a total of $2,899,000 of impaired loans as of December 31, 2008, with $455,000 of specifically allocated allowance against these loans. The Corporation had a total of $708,000 of impaired loans as of June 30, 2008, with $181,000 of specifically allocated allowance against these loans.  Impaired loans are valued based on a discounted present value of expected future cash flow.

Other real estate owned (“OREO”) is measured at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management.  The assets are carried at the lower of carrying amount or fair value, less cost to sell.  Management had a previous agreement of sale which did not occur in April of 2008.  Management then entered into a new agreement of sale and wrote down the OREO property to $520,000 based on this agreement of sale less anticipated settlement costs.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Index

4.       Interim Disclosures about Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents, Accrued Interest Receivable, and Accrued Interest Payable
For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

Deposits
The fair value of non-interest bearing demand deposit accounts and interest bearing demand deposit and savings accounts is based on the amount payable on demand at the reporting date.  The fair value of fixed-maturity time deposits is estimated by discounting back the expected cash flows of the time deposit using market interest rates from the Corporation’s greater market area currently offered for similar time deposits of similar remaining maturities.

Borrowings
The fair value for overnight borrowings is equal to the carrying value.  The fair value of a term borrowing is estimated by comparing the rate currently offered for the same type of borrowing instrument with a matching remaining term.

Firm Commitments to Extend Credit, Lines of Credit, and Open Letters of Credit
These financial instruments are generally not subject to sale and estimated fair values are not readily available.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment, using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure purposes.  The contractual amounts of unfunded commitments are presented in Note 5.

The carrying amounts and estimated fair values of the Corporation's financial instruments at June 30, 2009, and December 31, 2008, are as follows:

Index

ENB FINANCIAL CORP

FAIR VALUE OF FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

	June 30,		December 31,
	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	$	$	$	$
Financial Assets:
Cash and cash equivalents	13,659	13,659	19,392	19,392
Securities available for sale	240,581	240,581	214,421	214,421
Loans held for sale	945	945	245	245
Loans, net of allowance	416,197	412,596	407,751	398,291
Accrued interest receivable	3,068	3,068	2,794	2,794
Bank owned life insurance	14,859	14,859	14,512	14,512
Mortgage servicing asset	49	49	33	33

Financial Liabilities:
Demand deposits	112,295	112,295	114,262	114,262
Interest demand deposits	54,997	54,997	51,617	51,617
Savings deposits	82,703	82,703	72,210	72,210
Money market deposit accounts	42,428	42,428	42,074	42,074
Time deposits	265,059	269,554	230,949	234,725
Total deposits	557,482	561,977	511,112	514,888
Short-term borrowings	1,880	1,880	11,800	11,800
Long-term borrowings	87,000	91,846	92,000	98,251
Total borrowings	88,880	93,726	103,800	110,051

Accrued interest payable	1,710	1,710	1,703	1,703

5.	Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying financial statements.  These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit.  As of June 30, 2009, firm loan commitments were $4.9 million, unused lines of credit were $88.9 million, and open letters of credit were $13.9 million.  The total of these commitments was $107.7 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments.  The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

A construction contract was signed subsequent to the reporting date but prior to the filing of this quarterly report for $1.5 million to renovate the Denver branch in 2009. Construction began in May 2009 with completion scheduled for December 2009.  As of the date of this report, $482,000 was paid under this contract.

On November 5, 2008, the Corporation filed a Form 8-K announcing a one-time charge of $1,222,000 in connection with workforce realignment.  The workforce realignment is one element of a larger business process improvement engagement that the Corporation entered into with the consulting division of the Bank’s core processor in early 2008.  The $1,222,000 charge is for salary and employee benefit costs for 35 employees that accepted a voluntary early separation package.  As of June 30, 2009, $476,000 of contractual obligations remains to be paid to these employees.

Index

ENB FINANCIAL CORP

6.	Recently Issued Accounting Standards

In February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157, Fair Value Measurements, for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of this standard has not had a material effect on the Corporation’s results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this standard has not had a material effect on the Corporation’s results of operations or financial position.

In May 2009, the FASB issued FAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated.  FAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009.  The Corporation adopted the provisions of FAS No. 165 for the quarter ended June 30, 2009, as required, and the adoption did not have a material impact on the Corporation’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets. FAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Corporation plans to adopt FAS No. 166 effective January 1, 2010. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be

Index

ENB FINANCIAL CORP

included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Corporation plans to adopt FAS No.168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No.168 will not have a material impact on the Corporation’s results of operations or financial position.

In June 2008, the FASB ratified EITF Issue No. 08-4, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios.  This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity.  The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted.  The adoption of this FASB Staff Position (“FSP”) has not had a material effect on the Corporation’s results of operations or financial position.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement.  This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion.  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of this FSP has not had a material effect on the Corporation’s results of operations or financial position.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.  This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset.  The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years.  The adoption of this FSP has not had a material effect on the Corporation’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of this FSP did not have a material effect on the Corporation’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009.  The Corporation has presented the necessary disclosures in Note 4 herein.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Corporation’s financial position or results of operations.

The FASB and SEC have issued a number of other accounting rules during late 2008 and throughout the beginning of 2009.  These additional promulgations have no relevance to the business operations of the Corporation, and therefore, will not have an impact on the Corporation’s financial reporting.

Index

ENB FINANCIAL CORP

7.	Subsequent Events

The Corporation assessed events occurring subsequent to June 30, 2009, through the report date for potential recognition and disclosure in the consolidated financial statements.  No events occurred that require adjustment to the consolidated financial statements as of the report date.

Subsequent to the financial statement date, the Corporation became aware of a potential loss on a portion of the corporate bond holdings.  As part of these holdings, the Corporation held two CIT Group corporate bonds, each $1 million.  One CIT Group bond had a rating below policy requirements but was to mature on July 15, 2009.  The other $1 million CIT Group bond held a single A credit rating, and was to mature on December 31, 2009.  Subsequent to June 30, 2009, but prior to the filing of this report, CIT Group began experiencing severe financial problems.  Information regarding a possible bankruptcy and lack of a potential government intervention became public the week of July 13, 2009.  On July 15, 2009, the Corporation received full payment on the first CIT Group bond; however, bond prices were rapidly declining on outstanding CIT Group bonds.  With bond prices on the December 15, 2009 maturity falling to less than 50 cents on the dollar, on July 16, 2009, management acted to sell the remaining $1 million of CIT Group bonds to avoid potentially greater losses.  As a result of this sale, the Corporation recorded $526,000 of losses on this transaction.  Therefore, as of July 16, 2009, the Corporation no longer held any CIT Group bonds.  The book value of the corporate bond portfolio was down to $14.3 million.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference into this document.  These factors include, but are not limited to the following:

•	Volatilities in the securities markets
•	Ineffective business strategy due to current or future market and competitive conditions
•	Effects of deteriorating market conditions, specifically the effect on loan customers to repay loans
•	Monetary and interest rate policies of the Federal Reserve Board (“FRB”)
•	Economic conditions
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

Results of Operations

Overview

The Corporation recorded net income of $1,260,000 and $2,341,000 for the three and six-month periods ended June 30, 2009, an 11.8% and 17.1% decrease from the $1,428,000 and $2,823,000 earned during the same periods in 2008.  Earnings per share, basic and diluted, were $0.45 and $0.83 for the first three and six months of 2009, compared to $0.50 and $0.99 for the same periods in 2008.

The largest impact to the Corporation’s earnings resulted from the increase in the FDIC insurance expense.  The FDIC has increased the assessment rates for all banks and instituted a one-time special assessment.  These combined actions increased FDIC insurance to $299,000 for the first three months of 2009 and $716,000 for the first six months of 2009 as compared to $13,000 and $27,000 for the same periods in 2008.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s net interest income for the second quarter of 2009 showed a slight increase over the same period of 2008, but decreased slightly from the most recent quarter’s levels primarily as a result of faster amortization on the security portfolio.  There have been higher levels of principal payments received on mortgage-backed securities due to the low interest rate environment, causing amortization speeds to increase.  Because of this, the Corporation’s net interest margin was 3.26% for the second quarter of 2009, compared to 3.46% for the fourth quarter of 2008, and 3.51% for the second quarter of 2008.  The Corporation’s year-to-date net interest margin was 3.37% through June 30, 2009, as compared to 3.52% for the same period in 2008.

Other income, excluding the gain or loss on the sale of securities, increased 30.1%, or $385,000, for the second quarter of 2009, compared to 2008.  For the first six months of 2009, other income, excluding the gain or loss on the sale of securities, increased 21.4%, or $559,000 compared to the same period in 2008.  Meanwhile, operational costs for the three months ended June 30, 2009, compared to the same period in 2008, increased at a pace of 11.7%, or $539,000, including the increase in FDIC insurance expenses.  For the first six months of 2009, total operational costs, including FDIC insurance expenses, increased by 17.5%, or $1,570,000, over the same period in 2008.  Excluding the additional FDIC insurance expense, total operating expenses would have increased 5.5% and 9.8% respectively.  Operational expenses were also elevated as a result of consulting fees of $206,000 and $275,000 for the respective three and six months ended June 30, 2009, for which there was no comparative activity in 2008.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (“ROA”) and return on average equity (“ROE”).  ROA measures how efficiently a bank generates income based on the amount of assets or size of a company.  ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.  The latter measurement typically receives more attention from shareholders.  The ROA and ROE for the three and six months ended June 30, 2009, decreased from the same periods in 2008 due to the decline in the Corporation’s income.

Key Ratios	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Return on Average Assets	0.71%	0.86%	0.67%	0.86%
Return on Average Equity	7.50%	8.30%	6.96%	8.17%

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

The following table shows a summary analysis of net interest income on a fully taxable equivalent (“FTE”) basis.  For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on a FTE basis.  The FTE net interest income shown in both tables below will exceed the NII reported on the statements of income.  The amount of FTE adjustment totaled $372,000 for the three months ended June 30, 2009, and $804,000 for the six months ended June 30, 2009, compared to $427,000 and $872,000 for the same periods in 2008.

The amount of the tax adjustment varies depending on the amount of income earned on tax-free assets.  Currently, the Corporation is in an alternative minimum tax position where tax–advantaged loans and securities do not offer the

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

benefit that they did previously.  As a result, management has allowed the tax-free municipal securities portfolio to decline as a percentage of the total securities portfolio until the Corporation resumes a normal tax position.  This strategy has caused the tax equivalent adjustment to decline for both the three and six months ending June 30, 2009, compared to the same periods of 2008.  During the second quarter of 2009, there have been some purchases of municipal securities that are not subject to alternative minimum tax.  These acquisitions allow the Corporation to gain the benefits of tax-free income while in an alternative minimum tax position.

Net Interest Income
(Dollars in Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	$	$	$	$
Total interest income	8,411	8,668	16,817	17,253
Total interest expense	3,356	3,641	6,630	7,393

Net interest income	5,055	5,027	10,187	9,860
Tax equivalent adjustment	372	427	804	872

Net interest income
(fully taxable equivalent)	5,427	5,454	10,991	10,732

NII is the difference between interest income earned on assets and interest expense incurred on liabilities.  Accordingly, two factors affect net interest income:

•	The rates charged on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, and the shape of the U.S. Treasury curve all affect net interest income.

The Federal funds rate, which is the overnight rate financial institutions charge other financial institutions to borrow or invest overnight funds, declined from 5.25% in August 2007 to 0.25% by December 31, 2008.  The Federal funds rate declined 100 basis points in the second half of 2007, with another 400 basis points of reductions in 2008.  On December 16, 2008, the Federal Reserve Bank cut the Federal funds rate from 1.00% to a target rate of 0.00% to 0.25%.  The Federal funds rate has effectively remained at 0.25% for the entire first half of 2009, and is the rate at the time of this filing.  The decrease in the Federal funds rate has reduced the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense.  The Prime rate has declined in tandem with the Federal funds rate.  The above rate reductions have generally had offsetting positive and negative impacts to the Corporation’s NII.

The decrease of the Prime rate has reduced the yield on the Corporation’s Prime-based loans, having a direct negative impact on the interest income for the Corporation.  The Corporation’s fixed rate loans do not reprice as rates change; however, with the steep decline in interest rates, more customers have refinanced into lower fixed rate loans or moved into Prime-based loans.  Management has instituted floors on certain loan instruments and revised pricing standards to counter balance the reduction of loan yield during this historically low-rate period.

During 2008, short-term interest rates decreased dramatically, and the U.S. Treasury curve resumed a more normal, positively sloped yield curve.  Initially in early 2008, mid-term and long-term rates did not decline, making for a more advantageous environment for obtaining margin on loans and securities above cost of funds.  In the fourth quarter of 2008, short-term rates again decreased.  This time, mid-term and long-term U.S. Treasury rates declined, but the positive slope of the yield curve remained.  Since deposits and borrowings generally price off short-term rates, the significant rate drops on the short end of the rate curve permitted management to reduce the overall cost of funds during 2008 and the first half of 2009.  Over this period, management continued to reprice time deposits and borrowings to lower levels.  Rates on interest bearing core deposit accounts were also reduced during 2008 and the first half of 2009, with a majority of the rate reductions occurring from October 2008 through March 2009.  Meanwhile, management continued to invest in securities and originate loans at longer terms, where the U.S.Treasury curve and market rates remained higher.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Management anticipates that interest rates will remain at these historically low rates for the remainder of 2009, and possibly into 2010, because of the current economic and credit situation.  This will likely result in the U.S.Treasury curve retaining a significant positive slope for 2009, based on the economic data currently available.  This allows management to continue to price the vast majority of liabilities at lower short-term rates, while pricing loans and investing in longer securities, which are based off the 5-year and 10-year Treasury rates that are significantly above short-term rates.  Management currently anticipates that the Corporation’s margin will stabilize in late 2009, as savings on interest-bearing liabilities are generally offset by declines in asset yields.

For the second quarter of 2009, the Corporation’s NII on a FTE basis decreased by $27,000 compared to the same period in 2008.  For the first six months of 2009, the Corporation’s NII on a FTE basis increased by $259,000, or 2.4%, compared to the same period in 2008.  As shown on the tables below, interest income and interest expense on a FTE basis for the quarter ending June 30, 2009, decreased by $312,000, or 3.4%, and $285,000, or 7.8%, compared to the same period in 2008.  For the first six months of 2009, interest income and interest expense on a FTE basis decreased by $504,000, or 2.8%, and $763,000, or 10.3%, compared to the first six months of 2008.

The earnings and yields on loans were lower for the three and six-month periods ended June 30, 2009, compared to the same periods in the prior year.  The earnings and yields were both negatively impacted due to the sharp drop in the Prime rate, which affected the Prime-based portion of the Corporation’s loan portfolio.  There are times when sufficient growth in the loan portfolio can make up for decreases in yield and still allow for higher overall interest income on loans.  However, because the Prime rate started 2008 at 7.25% and declined to 3.25% by the end of 2008, the loss on yield was too significant to be recovered by additional loan growth.  Loan growth was slow throughout most of 2008, with an acceleration of growth in the final quarter.  By the time that the loan demand improved in 2009, loan rates had fallen substantially, meaning that the majority of loan growth in the past year was at rates lower than the loans already on the balance sheet.  Additionally, many consumers and businesses are taking the opportunity presented by a historically low Prime rate to borrow on lines of credit that have rates that float on the Prime rate.  This type of growth reduces the amount of income generated on loans substantially.  Management has instituted floors on certain types of consumer and business-purpose variable rate loans, but the majority of the Corporation’s variable rate loans float on the Prime rate.

Interest bearing liabilities grew steadily through 2008, and growth quickened in the first half of 2009.  With significantly lower interest rates, total interest expense declined despite the increase in balances.  Lower rates on all deposit types helped to reduce interest expense by $229,000 for the three months ended June 30, 2009, and $688,000 for the six months ended June 30, 2009, compared to the same periods in 2008.  Demand and savings deposits reprice in entirety whenever the offering rates are changed.  This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels.  The annualized rate on interest bearing demand and savings accounts has been nearly cut in half since June 30, 2008; however, this cannot continue at the same level for the remainder of the year since rates cannot conceivably be reduced much further.

Time deposits reprice over time according to their maturity schedule.  This enables management to both reduce and increase rates slowly over time.  Historically, the Corporation has seen increases in time deposit balances when the equity markets decline, as investors attempt to protect principal.  This occurred to an even larger degree in 2008 and into the first half of 2009 as the equity markets faced unprecedented declines.  The significant growth of the time deposit portfolio at low rates means that the Corporation has additional funds to utilize on the asset side while keeping interest expense costs low.  Additionally, time deposits that matured in the last twelve months have mostly repriced to a lower rate saving significant funding costs.  The Corporation was able to reduce interest expense on time deposits by $58,000 for the second quarter of 2009 and $281,000 for the year-to-date period compared to the same periods in 2008 while still increasing average balances by $43.7 million and $36.2 million respectively.  This effectively reduced the annualized rate paid on time deposits by 79 basis points when comparing the three-month periods in both years, and 83 basis points when comparing the six-month periods in both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth.  Because of the faster-paced growth in deposits compared to a slower growth in the loan portfolio, management reduced total borrowing levels from June 30, 2008, and December 31, 2008.  The Corporation decreased average borrowings by $6.1 million in the second quarter of 2009, compared to the same quarter in 2008, reducing interest expense on borrowings by $56,000.  The year-to-date period showed a minor increase in average borrowings of $557,000 with a decrease in interest expense of $75,000 compared to the year-to-date period in 2008.  This was the result of refinancing borrowings at a lower total cost as evidenced by the average yield on borrowings declining 17 basis points for the year-to-date period.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following table shows a more detailed analysis of net interest income on a FTE basis shown with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.  Additionally, the analysis provides the net interest spread and the net yield on interest earning assets.  The net interest spread is the difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.  The net interest spread has the deficiency of not giving credit for the non-interest bearing funds and capital used to fund a portion of the total interest earning assets.  For this reason, management emphasizes the net yield on interest earning assets, also referred to as the net interest margin (“NIM”).  The NIM is calculated by dividing net interest income on an FTE basis into total average interest earning assets.  NIM is generally the benchmark used by analysts to measure how efficiently a bank generates net interest income.  For example, a financial institution with a NIM of 3.75% would be able to use fewer assets and still achieve the same level of net interest income as a financial institution with a NIM of 3.50%.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended June 30,
	2009			2008
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest on deposits at other banks	1,865	2	0.34	2,826	15	2.18

Securities available for sale:
Taxable	189,461	2,230	4.71	170,059	2,123	4.99
Tax-exempt	53,058	762	5.74	54,877	877	6.39
Total securities (d)	242,519	2,992	4.94	224,936	3,000	5.34

Loans (a)	416,510	5,787	5.56	388,017	6,038	6.24

Regulatory stock	4,916	2	0.20	4,680	42	3.58

Total interest earning assets	665,810	8,783	5.28	620,459	9,095	5.87

Non-interest earning assets (d)	50,448			49,153

Total assets	716,258			669,612

LIABILITIES & STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	96,736	157	0.65	100,070	302	1.22
Savings deposits	80,628	49	0.24	73,499	75	0.41
Time deposits	262,222	2,180	3.33	218,474	2,238	4.12
Borrowed funds	91,616	970	4.25	97,697	1,026	4.23
Total interest bearing liabilities	531,202	3,356	2.53	489,740	3,641	2.99

Non-interest bearing liabilities:

Demand deposits	112,159			105,698
Other	6,051			4,970

Total liabilities	649,412			600,408

Stockholders' equity	66,846			69,204

Total liabilities & stockholders' equity	716,258			669,612

Net interest income (FTE)		5,427			5,454

Net interest spread (b)			2.75			2.88
Effect of non-interest bearing funds			0.51			0.63
Net yield on interest earning assets (c)			3.26			3.51

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date avg balances include net deferred loan fees and costs of ($315,000) as of June 30, 2009, and ($317,000) as of June 30, 2008.  Such fees and costs recognized through income and included in the interest amounts totaled $9,000 in 2009 and $10,000 in 2008.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(Dollars in thousands)

	For the Six Months Ended June 30,
	2009			2008
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest on deposits at other banks	1,311	2	0.31	2,313	28	2.47

Securities available for sale:
Taxable	178,699	4,357	4.88	158,564	3,945	4.98
Tax-exempt	52,995	1,670	6.30	56,590	1,822	6.53
Total securities (d)	231,694	6,027	5.20	215,154	5,767	5.36

Loans (a)	414,177	11,586	5.61	387,087	12,235	6.34

Regulatory stock	4,916	6	0.23	4,553	95	4.17

Total interest earning assets	652,098	17,621	5.42	609,107	18,125	5.96

Non-interest earning assets (d)	50,017			48,762

Total assets	702,115			657,869

LIABILITIES & STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	95,344	337	0.71	100,523	680	1.36
Savings deposits	77,997	97	0.25	70,990	161	0.46
Time deposits	251,147	4,256	3.42	214,962	4,537	4.25
Borrowed funds	94,734	1,940	4.13	94,177	2,015	4.30
Total interest bearing liabilities	519,222	6,630	2.58	480,652	7,393	3.09

Non-interest bearing liabilities:

Demand deposits	109,389			102,797
Other	6,000			4,956

Total liabilities	634,611			588,405

Stockholders' equity	67,504			69,464

Total liabilities & stockholders' equity	702,115			657,869

Net interest income (FTE)		10,991			10,732

Net interest spread (b)			2.84			2.87
Effect of non-interest bearing funds			0.53			0.65
Net yield on interest earning assets (c)			3.37			3.52

(a) Includes balances of nonaccrual loans and the recognition of any related interest income. Year-to-date avg balances include net deferred loan fees and costs of ($306,000) as of June 30, 2009, and  ($321,000) as of June 30, 2008.  Such fees and costs recognized through income and included in the interest amounts totaled $17,000 in 2009 and $23,000 in 2008.
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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The net interest margin (“NIM”) was 3.26% for the second quarter of 2009, and 3.37% for the six months ended June 30, 2009, compared to 3.51% and 3.52% for the same periods in 2008.  For the three-month period ended June 30, 2009, the net interest spread decreased thirteen basis points to 2.75%, from 2.88% for the same period in 2008.  For the six-month period ended June 30, 2009, the net interest spread decreased three basis points to 2.84%, from 2.87% for the same period in 2008.  This decline is primarily a result of the decreased yield on interest earning assets due to slightly lower loan yields and the decline in the investment security yields that were a result of increased amortization during the second quarter of 2009.  The effect of non-interest bearing funds dropped 12 basis points for both time periods compared to 2008, contributing to the decrease in net interest spread.  The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Bank does not pay interest.  As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities.  For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20.  This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue.  For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio.  The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio.  The Corporation added $376,000 to the allowance for the six months ended June 30, 2009, compared to $349,000 for the same period in 2008.  The Corporation gives special attention to the level of delinquent loans.  The analysis of the allowance for loan losses takes into consideration, among other things, the following factors:

•	Historical loan loss experience by loan type
•	Concentrations of credit risk
•	Volume of delinquent and non-performing loans
•	Collateral evaluation on a liquidation basis for specifically reviewed credits
•	Loan portfolio characteristics
•	Current economic conditions

Despite the prolonged period of economic decline, specifically the weaker housing market and ongoing credit concerns, the Corporation has only experienced slight increases in loan delinquencies through June 30, 2009.  At the time of the writing of this report, management’s most recent delinquency information indicated rising levels of delinquencies for the third quarter of 2009.  The provision expense of $376,000 for the first six months of 2009 was necessary to maintain the allowance for loan losses at calculated levels.  While management believed the past $50,000 monthly provision was generally sufficient for the first six months of 2009, an additional $76,000 of provision was necessary as of June 30, 2009, to bring the allowance for loan losses to the calculated level.  Subsequent to quarter end, but prior to the filing of this report, management increased the monthly provision to $65,000, effective for the third quarter of 2009.  Presently, management believes the current provision is sufficient to provide for the growth in the loan portfolio, as well as minor changes in credit risk; however, management will again reevaluate both the allowance for loan losses and the provision at the end of the third quarter of 2009. Management continues to take a prudent stance in determining the allowance for loan losses and has continued to increase the allowance as a percentage of total loans, increasing this percentage to 1.06% at June 30, 2009, compared to 1.04% at June 30, 2008.

Management continues to evaluate the allowance for loan losses in relation to the growth of the loan portfolio and its associated credit risk.  Management believes the new provision and the allowance for loan losses are adequate to provide for future loan losses based on the current portfolio and the current economic environment.  For further discussion of the calculation, see the “Allowance for Loan Losses” section under Financial Condition.

Other Income

Other income for the second quarter of 2009 was $1,750,000, an increase of $387,000, or 28.4%, compared to the $1,363,000 earned during the second quarter of 2008.  For the year-to-date period ended June 30, 2009, other income totaled $3,322,000, an increase of $603,000, or 22.2% over the same period in 2008.  The following tables detail the categories that comprise other operating income.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis
OTHER INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended June 30,		Increase (Decrease)
	2009	2008
	$	$	$	%

Trust and investment services	327	261	66	25.3
Service charges on deposit accounts	514	308	206	66.9
Other service charges and fees	146	144	2	1.4
Commissions	362	338	24	7.1
Gains on securities transactions	88	86	2	2.3
Gain on sale of mortgages	80	37	43	> 100%
Earnings on bank owned life insurance	159	156	3	1.9
Other miscellaneous income	74	33	41	> 100%

Total other income	1,750	1,363	387	28.4

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Six Months Ended June 30,		Increase (Decrease)
	2009	2008
	$	$	$	%

Trust and investment services	544	535	9	1.7
Service charges on deposit accounts	990	616	374	60.7
Other service charges and fees	295	267	28	10.5
Commissions	683	644	39	6.1
Gains on securities transactions	156	112	44	39.3
Gain on sale of mortgages	147	75	72	96.0
Earnings on bank owned life insurance	316	303	13	4.3
Other miscellaneous income	191	167	24	14.4

Total other income	3,322	2,719	603	22.2

Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party.  For the three months ended June 30, 2009, traditional trust service income increased $50,000, or 25.0%, over the same period in 2008.  For the six months ended June 30, 2009, traditional trust service income decreased $20,000, or 4.8%, over the same period in 2008.  For the three and six months ended June 30, 2009, alternative investment services income increased $16,000, or 25.8%, and $29,000, or 24.8%, over the same periods in 2008.  The trust and investment services area continues to be an area of strategic focus.  Management believes there is a great need for retirement, estate, and small business planning in the Corporation’s service area.  Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts increased by $206,000, or 66.9%, and $374,000, or 60.7%, for the three and six months ended June 30, 2009, compared to the same periods in 2008.  Overdraft service charges are the largest component of this category, as well as the primary reason for the increase.  These fees comprised 93% of the total deposit service charges for the three and six months ended June 30, 2009, and increased 83.2% and 73.4% over the respective three and six-month periods in 2008.  New operational procedures for posting transactions and assessing overdraft charges that began in the fourth quarter of 2008 caused this increase.  Management expects that overdraft income for 2009 will show a significant increase over 2008.

Other fees increased by $2,000 and $28,000 for the three and six months ended June 30, 2009, compared to the same periods in 2008.  This is primarily due to an increase in loan-related fees.  When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance.  These amendments allow customers to obtain favorable terms without completely rewriting the loan.  These loan amendments do not involve delinquent loans, or loans with collateral

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

quality deterioration, which are restructured loans.  Mortgage amendment activity was popular throughout the first six months of 2009 due to lower mortgage interest rates.

The largest component of commission income is from the Debit MasterCard® commissions.  The amount of customer usage of the card at point of sale transactions determines the level of commission income received.  The debit card income of $299,000 for the second quarter of 2009 is an increase of $16,000, or 5.7%, over the same period in 2008.  Similarly, debit card income increased $27,000, or 5.0%, for the six months ended June 30, 2009, as compared to the same period in 2008.  Customers have become more comfortable with the use of debit cards, as they are now widely accepted by merchants, thereby increasing the number of transactions processed.  Another large component of commission income is from MasterCard and Visa® commissions, which provided income of $45,000 and $82,000 for the three and six-month periods ended June 30, 2009.  These amounts are comparable to the commissions earned during the same periods in 2008.  MasterCard and Visa commissions are the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers.  Management expects both of these categories to increase as the reliance on electronic payment systems expands.

For the three and six months ended June 30, 2009, $88,000 and $156,000 of gains on the sale of securities were recorded respectively, compared to $86,000 and $112,000 of gains for the same periods in 2008.  Gains or losses on the sale of securities fluctuate based on opportunities to reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate or fair value risk.  The gains or losses on this type of activity fluctuate based on current market prices and the volume of security sales.

Gains on the sale of mortgages are higher through the three and six-month periods ended June 30, 2009, compared to the same periods in 2008, primarily because of an increase in mortgage activity.  Secondary mortgage financing activity drives the gains on the sale of mortgages, which showed an increase of $43,000, or 116.2%, for the first three months of 2009, and $72,000, or 96.0%, for the first six months of 2009, compared to the same periods in 2008.  Given the current housing market conditions, management anticipates that the gain or loss on sale of mortgages may decline.

The earnings on BOLI increased marginally for the three and six-month periods ended June 30, 2009, as compared to the same periods in 2008.  Management does not foresee any further BOLI purchases in 2009; therefore, increases in BOLI income generally result from increases in the cash surrender value.  Benefits paid upon death that exceed the policy’s cash surrender value are recorded as miscellaneous income.

The miscellaneous income category increased $41,000, or 124.2%, for the first three months of 2009, and $24,000, or 14.4%, for the first six months of 2009 over the same periods in 2008.  This category had a number of offsetting increases and decreases.  There was an increase of $14,000 due to an additional sales tax refund received in the second quarter of 2009.  For the three and six-month periods ended June 30, 2009, amortization of mortgage servicing assets decreased $9,000 and $26,000 from the respective levels in the same periods of 2008.  This decrease in amortization resulted in an overall increase in the miscellaneous income category, as the amortization of mortgage servicing assets is netted against mortgage servicing income.

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the three and six-month periods ended June 30, 2009, compared to the same periods in 2008.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)
	Three Months Ended June 30,		Increase (Decrease)
	2009	2008
	$	$	$	%

Salaries and employee benefits	2,708	2,607	101	3.9
Occupancy expenses	354	306	48	15.7
Equipment expenses	210	237	(27)	(11.4)
Advertising & marketing expenses	101	86	15	17.4
Computer software & data processing expenses	400	369	31	8.4
Bank shares tax	183	225	(42)	(18.7)
Professional services	452	352	100	28.4
FDIC Insurance	299	13	286	> 100
Other operating expenses	424	397	27	6.8
Total Operating Expenses	5,131	4,592	539	11.7

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)
	Six Months Ended June 30,		Increase (Decrease)
	2009	2008
	$	$	$	%

Salaries and employee benefits	5,572	5,245	327	6.2
Occupancy expenses	704	608	96	15.8
Equipment expenses	417	469	(52)	(11.1)
Advertising & marketing expenses	204	167	37	22.2
Computer software & data processing expenses	770	757	13	1.7
Bank shares tax	364	364	-	-
Professional services	943	606	337	55.6
FDIC Insurance	716	27	689	> 100
Other operating expenses	876	753	123	16.3
Total Operating Expenses	10,566	8,996	1,570	17.5

Salaries and employee benefits are the largest category of operating expenses.  In general, they comprise more than 50% of the Corporation’s total operating expense.  For the three and six months ended June 30, 2009, salaries and benefits increased $101,000, or 3.9%, and $327,000, or 6.2%, over the same periods in 2008.  The increase was primarily due to additional staff for a new branch, costs related to transitions in the organizational structure, and typical merit increases.  The increase in salary expenses also impacts associated expenses such as payroll taxes, pension expense, as well as higher medical and benefit insurance.  Medical insurance costs for the three and six months ended June 30, 2009, increased $37,000, or 13.3%, and $113,000, or 19.6%, over the same periods in 2008.  The cause of the increase in medical insurance costs was twofold: higher premiums and additional employees electing coverage under the Corporation’s plan.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Occupancy expenses have increased by $48,000, or 15.7%, and $96,000, or 15.8%, for the three and six months ended June 30, 2009, compared to the same periods in 2008.  The increases were spread across all occupancy categories.  Building depreciation increased $12,000, or 9.6%, and $24,000, or 9.8%, over the respective three and six-month periods in 2008, mostly due to the addition of a new branch.  Utility expenses were higher by $24,000, or 26.8%, and

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

$44,000, or 23.0%, over the respective three and six-month periods in 2008 due to higher energy costs affecting electric and oil prices.  The cost of electricity alone is $13,000 higher in the second quarter of 2009, and $24,000 higher on a year-to-date basis in 2009, compared to the same periods in 2008.  The Corporation’s main electricity provider increased rates approximately 40% in 2009.  Building repair and maintenance costs continue to rise in tandem with more facilities, higher costs related to materials and supplies, and costs associated with the aging of facilities.

Equipment expenses decreased $27,000, or 11.4%, and $52,000, or 11.1%, for the first three and six months of 2009, compared to the same periods in 2008.  This is primarily because equipment service contracts decreased $15,000, or 23.1%, and $30,000, or 23.2%, for the three and six months ended June 30, 2009, compared to the same periods in 2008.  Some of the Corporation’s larger investment technology contracts have decreased because of purchases of new equipment with lower levels of maintenance contracts.  Additionally, depreciation on furniture and equipment decreased $17,000, or 12.2%, and $25,000, or 9.0%, for the three and six-month periods ended June 30, 2009.  Equipment assets have short lives, generally five to seven years.  The Corporation placed a significant amount of furniture and equipment assets into service between five and ten years ago that are now fully depreciated.  Specifically, all the furniture and equipment placed into service at the Lititz Branch Office became fully depreciated in January 2009.

Advertising and marketing expenses for the three and six months ended June 30, 2009, were $15,000, or 17.4%, and $37,000, or 22.2% higher than the same periods in 2008.  The expenses of this category support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies.  The Corporation had a new advertising campaign, including radio and television, produced in 2009 to highlight the strength of our community focus.

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements.  This expense category increased $31,000, or 8.4%, and $13,000, or 1.7%, for the three and six-month periods ended June 30, 2009, compared to the same periods in 2008.  The STAR network fees are the fees paid to process all ATM and debit card transactions.  The total STAR network service fees were up $24,000, or 11.8%, and $16,000, or 3.8%, for the respective three and six-month periods.  Software-related expenses increased $6,000, or 3.8%, for the first three months of 2009, compared to the same period in 2008, and decreased $3,000, or 0.9%, for the first six months of 2009, compared to the same period in 2008.

Bank shares tax expense decreased $42,000, or 18.7%, for the second quarter of 2009 over the same period in 2008.  In the first quarter of 2008, the Corporation began to increase the bank shares tax expense due to a State of Pennsylvania policy change that no longer exempted shares of common stock held in charitable trusts as part of the Bank Shares Tax calculation.  Because of the policy change, all of the Corporation’s common shares are subject to the tax.  Management does not anticipate a substantial increase in this expense through 2009 compared to 2008.

Professional services expense increased $100,000, or 28.4%, and $337,000, or 55.6%, for the three and six-month periods ended June 30, 2009, compared to the same periods in 2008.  These services include accounting and auditing fees, legal fees, loan review fees, and other third-party services.  In 2008, management engaged the consulting unit of the Corporation’s core-processing vendor to conduct an organizational efficiency and income generation initiative.  The fees associated with that contract amounted to $481,000 in 2008 of outside services expense with an additional $275,000 paid in the first six months of 2009.  Legal costs decreased $29,000 and $45,000 for the first three and six-month periods of 2009 compared to the same periods in 2008.  Legal fees in 2008 were higher due to the legal work related to the formation of a bank holding company.  Student loan servicing expense increased $57,000 and $78,000 for the respective three and six-month periods.  Previously, servicing costs on student loans were offset by a credit from the Department of Education.  Those credits are no longer available; and therefore, the expenses are higher than in the past.  Management expects this expense to continue to be substantially higher than in prior years.  The remainder of the increase in outside services occurred among a variety of different service providers.

The expenses associated with FDIC insurance increased by $286,000 and $689,000 for the three and six months ended June 30, 009, over the same periods in 2008.  The FDIC expenses for 2009 include the significantly higher charges for the FDIC insurance fund, which included a 140% rate increase that became effective in the fourth quarter of 2008, and expenses for a special one-time assessment of 5 basis points, which was due as of June 30, 2009.

The one-time time assessment, which was initially proposed at 20 basis points, was finalized at 5 basis points, based on the newly proposed legislation that had gained much support.  The initial 20 basis point one-time assessment, on top of a 140% rate increase, created such a large negative response by the banking community, economists, and legislators that new proposals quickly ensued.  The new proposals centered on allowing the FDIC fund to be replenished over a longer period of time, so as not to cause undue harm on financial institutions in the midst of the

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

current credit crisis.  The new proposals were heavily reliant on providing the FDIC with additional borrowing capacity at the U.S. Treasury.  It should be noted that the initial 20 basis point proposed assessment was based off the standard deposit formula, whereas the final proposal of 5 basis points was approved based on an asset-size formula.  For the Corporation, a 5 basis point assessment based on deposits translates into a 5.9 basis point increase based on asset size.  This special one-time assessment resulted in additional expense of $326,000 for the first six months of 2009 as compared to 2008.  As part of the legislation that brought down the one-time assessment to 5 basis points, the FDIC will have the flexibility to add a special assessment in the third or fourth quarters of 2009, if necessary, of 5 cents per $100 of assets, minus Tier 1 capital.

In the second quarter of 2009, the Senate voted in favor of the Deposit Insurance Bill S. 896, which extends the FDIC’s borrowing authority with the U.S. Treasury from $30 billion to $100 billion, with emergency funding up to $500 billion.  The expanded borrowing authority was needed to cut the planned 20 basis point assessment to the 5 basis point assessment.  The legislation also extends the temporary deposit insurance coverage increase to $250,000 through the end of 2013.  The bill must now be reconciled with H.R. 1106, which was passed by the House in March 2009.

Other operating expenses include the remainder of the Corporation’s operating expenses.  Some of the larger items included in this category are:

•	Postage
•	Director fees and expense
•	Travel expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses
•	Deposit account charge-off s and recoveries

Other operating expenses increased by $27,000, or 6.8%, and $123,000, or 16.3%, for the three and six months ended June 30, 2009, over the same periods in 2008.    The primary reason for this increase can be attributed to an increased amount of charge-offs on the deposit side related to the implementation of the overdraft procedural change as well as fraud-related charge-offs.  These total charge-offs accounted for an increase of $4,000 and $53,000 for the three and six-month periods ended June 30, 2009, as compared to the same periods in 2008.  The additional increase in other operating expenses is attributable to multiple increases and decreases in other expense items.

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

For the three and six months ended June 30, 2009, the Corporation recorded a tax expense of $188,000 and $226,000 respectively, compared to $220,000 and $411,000 for the same periods in 2008.  The benefit of a high level of tax-free assets, combined with lower pretax income was responsible for the reduction of the tax expense.  The effective tax rate for the Corporation was 13.0% and 8.8%, for the three and six months ended June 30, 2009, compared to 13.3% and 12.7% for the same periods in 2008.

Due to lower earnings and a large percentage of tax-free income compared to total income, the Corporation became subject to the alternative minimum tax (AMT) in 2006.  The Corporation has remained in an AMT position since.  The AMT affects the amount of Federal income tax due and paid, but it does not affect the book tax provision.  Management allowed some tax-free municipal securities to decline since they were subject to AMT.  However, in recent months, tax-free municipal securities not subject to AMT have been purchased.  The portfolio of these investments allows the Corporation to maintain tax-free assets at a reasonable level so that tax-exempt income as a percentage of total income can remain at the desired level.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value.  As of June 30, 2009, the Corporation had $240.6 million of securities available for sale, which accounted for 33.5% of assets, compared to 31.1% as of December 31, 2008, and 34.0% as of June 30, 2008.  Based on ending balances, the securities portfolio increased 4.1% from June 30, 2008 to June 30, 2009.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds.  The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk.  In order to provide flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value.  Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with FAS 115 Accounting for Certain Investments in Debt & Equity Securities. Management does not intend to sell any security until it reaches full recovery and does not believe it will be required to sell before such a recovery.  Therefore, management does not record impairment on the bonds currently valued below par.  Equity securities generally pose a greater risk to loss of principal, as management no longer has the ability to hold these securities to a maturity date to receive all principal.  All securities are evaluated for impairment on a quarterly basis.  Should any impairment occur, management would write down the security to a fair market value in accordance with both FAS 115 and FAS 157, with the amount recorded as a loss on securities.

Each quarter, management sets portfolio allocation guidelines and adjusts the security portfolio strategy generally based on the following factors:

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

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)
	Period Ending

	June 30, 2009		December 31, 2008		June 30, 2008
	$	%	$	%	$	%

U.S. treasuries & government agencies	54,122	22.5	47,064	22.0	53,158	23.0
Mortgage-backed securities	51,698	21.5	46,093	21.5	51,635	22.4
Collateralized mortgage obligations	47,691	19.8	36,049	16.8	37,043	16.0
Private collateralized mortgage obligations	14,419	6.0	18,294	8.5	18,045	7.8
Corporate debt securities	16,135	6.7	11,637	5.4	12,885	5.6
Obligations of states and political subdivisions	53,629	22.3	52,521	24.5	54,351	23.5
Equity securities	2,887	1.2	2,763	1.3	3,904	1.7

Total securities	240,581	100.0	214,421	100.0	231,021	100.0

At the beginning of the year, the Corporation was able to utilize the positively sloped treasury curve to add higher yielding securities to the portfolio, increasing portfolio income from both a volume and rate standpoint.  This action was taken in part to offset the slower loan growth.  The majority of growth occurred in government agencies and collateralized mortgage obligations (CMOs).  Government agencies, mortgage-backed instruments (MBS), and CMOs all have the backing of the U.S. Government.  These types of instruments provide solid credit risk protection, and all have AAA ratings.  Due to the structure of the U.S. agencies, MBS, and CMO’s that management has purchased, these three types provide sufficient and dependable monthly cash flow streams to assist with liquidity management.  In the current low interest rate environment, these cash flow streams have increased as borrowers are making additional

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

principal payments on mortgages.  These additional principal payments provide the Corporation with more liquidity but also cause both prepayment risk and reinvestment risk.  Prepayment risk occurs as management is forced to amortize any premiums on these securities more rapidly as principal payments increase.  This causes the yield on these investments to decrease.  Reinvestment risk occurs when interest rates are low and principal payments increase forcing management to reinvest these proceeds into instruments carrying lower market rates.

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio.  In 2006, 2007, and 2008, the Corporation was in an alternative minimum tax (AMT) position when income levels fell and tax-exempt income remained high.  The AMT requires the payment of a minimum level of tax should an entity have excessive amounts of tax preference items relative to a Corporation’s income.  The Corporation’s primary tax preference item is the large amount of tax-free income generated by tax-free loans and tax-exempt securities.  As a result of the Corporation’s AMT tax position, management had determined that the size of the municipal bond holdings in relation to the rest of the securities portfolio should be decreased.  Sizable reductions in tax-free assets would assist the Corporation in emerging from an AMT position. For that reason, management has slowed investment in municipal bonds that are subject to AMT and has reduced the percentage of municipal bonds as a percentage of the total portfolio from 23.5% on June 30, 2008, to 22.3% as of June 30, 2009.  During the second quarter of 2009, there have been some purchases of municipal securities that are not subject to alternative minimum tax.  These acquisitions allow the Corporation to gain the benefits of tax-free income while in an alternative minimum tax position.

During the fourth quarter of 2008 and through the first half of 2009, market volatility, economic slowdown, and the collapse of several large financial institutions caused the downgrading of many securities.  This phenomenon has affected all segments of the Corporation’s portfolio not backed by the U.S. Government, specifically Private Collateralized Mortgage Obligations (PCMOs), corporate bonds, and municipal bonds.  According to policy, management has decided to hold all securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase.  Management monitors the security ratings on a monthly basis and quarterly, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines.

As of June 30, 2009, the Corporation held seven PCMO securities with a book value of $18.6 million, a reduction of $1.1 million from balances as of March 31, 2009.  Five of these securities with a book value of $13.4 million carried an AAA credit rating by at least one of the major credit rating services.  The two remaining PCMO’s, with a book value of $5.2 million, had credit ratings below investment grade which is BBB- for S&P and Baa3 for Moody’s.  Management currently has no plans to sell these securities as cash flow analysis performed under severe stress testing does not indicate a need to take impairment on these bonds.  Prepayment speeds on all of the Corporation’s PCMO’s are relatively fast which is assisting in the cash flow analysis.  Faster prepayment speeds make it more likely that the Corporation’s principal is returned before any credit losses are incurred.

As of June 30, 2009, the Corporation held corporate bonds with a total book value of $16.3 million.  As part of these holdings, the Corporation held two CIT Group corporate bonds, each $1 million.  One CIT Group bond had a rating below policy requirements but was to mature on July 15, 2009.  The other $1 million CIT Group bond held a single A credit rating, and was to mature on December 31, 2009.  Subsequent to June 30, 2009, but prior to the filing of this report, CIT Group began experiencing severe financial problems.  Information regarding a possible bankruptcy and lack of a potential government intervention became public the week of July 13, 2009.  On July 15, 2009, the Corporation received full payment on the first CIT Group bond; however bond prices were rapidly declining on outstanding CIT Group bonds.  With bond prices on the December 15, 2009 maturity falling to less than 50 cents on the dollar, on July 16, 2009, management acted to sell the remaining $1 million of CIT Group bonds to avoid even greater losses.  As a result of this sell, the Corporation recorded $526,000 of losses on this transaction.  Therefore, as of July 16, 2009, the Corporation no longer held any CIT Group bonds and corporate bond holdings were down to $14.3 million of book value.  All the remaining corporate bonds held have single A credit ratings by at least one major service.  Currently, there are no indications that any of these bonds would discontinue contractual payments.

Since 2008, the municipal bond ratings have been adversely affected by downgrades on nearly all of the insurance companies backing municipal bond issues.  Previous to the sharp decline in the health of the insurance companies, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection.  Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A.  As of June 30, 2009, only 27% of the Corporation’s municipal bonds carried an AAA rating.  The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of single A at time of purchase.  As of June 30, 2009, eleven municipal bonds with a book value of $5.1 million carried credit ratings under A.  In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities.  Additionally, the very weak economy has reduced revenue streams for many

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls.  Presently, despite the lower credit ratings on the eleven municipal securities, management has the intent and the ability to hold these securities to maturity and believes that full recovery of principal is probable.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment.  In terms of credit risk and impairment, management views the Corporation’s CRA fund investment differently because it has no maturity date.  Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date.  As of June 30, 2009, the CRA fund was showing unrealized losses of $113,000, or a 5.7% price decline. The prices on this fund tend to lag behind decreases in U.S. Treasury rates.   Management believes that the price declines are primarily rate driven, and temporary as opposed to permanent.  Corporate bonds and private mortgage-backed securities have the most potential credit risk out of the Corporation’s debt instruments.  Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds and all private label securities.  As of June 30, 2009, none of the Corporation’s unrealized security losses were considered other than temporary.

Loans

Net loans outstanding increased $34.1 million, or 8.9%, to $416.2 million at June 30, 2009, from $382.1 million at June 30, 2008.  Net loans increased $8.4 million, or 2.1%, since December 31, 2008.    The following table shows the composition of the loan portfolio as of June 30, 2009, December 31, 2008, and June 30, 2008.

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)
	June 30,	December 31,	June 30,
	2009	2008	2008
	$	$	$

Real Estate
Residential (a)	162,320	163,076	160,456
Commercial	147,846	152,942	128,835
Construction	24,706	13,540	15,836
Commercial	74,911	71,765	70,458
Consumer	11,170	10,887	10,907
	420,953	412,210	386,492

Less:
Deferred loan fees, net	309	256	318
Allowance for loan losses	4,447	4,203	4,033
Total net loans	416,197	407,751	382,141

(a)
Residential real estate loans do not include mortgage loans sold to and serviced for Fannie Mae.  These loans totaled $11,777,000 as June 30, 2009, $11,058,000 as of December 31, 2008, and $10,470,000 as of June 30, 2008.

The composition of the loan portfolio has undergone minor changes in recent years.  The total of all categories of real estate loans comprises more than 75% of total loans.   Residential real estate is the largest category of the loan portfolio, consisting of approximately 39% of total loans.  This category includes first mortgages, second mortgages, and home equity loans.  The residential real estate loans grew throughout 2008; however, in the first half of 2009, the category showed declines as principal payments exceeded new loan growth.  Current economic and market conditions have reduced the demand for residential real estate loans.  Most loan requests are for 30-year mortgages, which are all sold to the secondary market.  Additionally, requests for fixed rate home equity loans have slowed, while home equity lines of credit, which float on the Prime rate, have increased. This trend is occurring because consumers are seeking the lowest interest rate to borrow money against their home value.  It is likely to reverse once the Prime rate is increased and floating rate loans become less attractive to borrowers.  Management anticipates slow growth in the residential real estate area through the remainder of 2009.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Commercial real estate loans have also grown since June 2008, but demand has dropped off significantly in the first six months of 2009.  Commercial real estate includes both owner and non-owner occupied properties.  The majority of growth has occurred in owner occupied, which does not rely substantially on lease agreements.  However, even the demand for owner occupied loans has slowed since most businesses are not expanding during uncertain economic conditions.  It is anticipated that growth in commercial real estate will lag a recovery by the economy.

Commercial loans not secured by real estate are just over half as large as the Corporation’s real estate secured commercial loans.  This portfolio of loans showed moderate growth from June 30, 2008 to December 31, 2008, and then began to grow at a faster rate through the first six months of 2009, showing an increase of $3.1 million, or 4.4%, over the December 31, 2008 balance.  Several large lines of credit were added to the portfolio which primarily contributed to the increase from December 31, 2008 to June 30, 2009.  In the current interest rate environment, with fixed commercial loan rates significantly higher than Prime-based variable rate lines of credit, the Corporation is experiencing a shift from fixed rate commercial loans to more Prime-based variable rate loans.  The majority of commercial customers believe the Prime rate will remain low for a period of time; and therefore desire to lower their borrowing costs by drawing on their lines of credit to pay down their fixed rate loans.  In other cases where the borrower is in search of new financing, they are currently looking at variable rate financing as opposed to fixed rate financing, whether it is real estate secured or not.

The construction loans secured by real estate grew in the first half of 2009 by $11.2 million, or 82.5%, on a relatively small component of the Corporation’s loan portfolio.  After slowing throughout most of 2008, several of the Bank’s commercial customers went ahead with construction projects in the last quarter of 2008 and into the first half of 2009.  Some projects were started in the fourth quarter of 2008, but significant draws on their lines of credit only began in 2009.  These projects were not necessarily residential real estate construction, but construction undertaken by commercial customers to update or expand facilities.

The consumer loan portfolio remains stable, but has decreased as a percentage of the Corporation’s total loan portfolio since June 30, 2008.   In recent years, home owners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures.  Additionally, specialized lenders have emerged for consumer needs.  Due to current liquidity conditions, specialized lenders began pulling back on the availability of credit and more favorable credit terms. The underwriting standards of major financing and credit card companies began to strengthen after years of lower credit standards.  This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice.  Management has seen the need for additional unsecured credit increase; however, this increased need for credit has not resulted in higher levels of consumer loans for the Corporation.  Balances in the Corporation’s consumer loan portfolio remained static from June 30, 2008 to December 31, 2008, but increased slightly between December 31, 2008 and June 30, 2009. The average length of the consumer loan portfolio is relatively short. Presently, any growth in new loans is being offset by principal payments on existing loans.  In the current weak economy, customers will delay purchases of new and used cars which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books.  Management anticipates that the need for unsecured credit may grow during this current credit crisis and economic downturn, as many consumers need to access all available credit.  Their other sources of real estate secured credit are not available due to declines in collateral value.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)
	June 30,	December 31,	June 30,
	2009	2008	2008
	$	$	$

Non-accrual loans	1,077	1,248	683
Loans past due 90 days or more and still accruing	1,470	531	632
Troubled debt restructurings	2,052	1,641	24
Total non-performing loans	4,599	3,420	1,339

Other real estate owned	520	520	520

Total non-performing assets	5,119	3,940	1,859

Non-performing assets to net loans	1.23%	0.97%	0.49%

Non-performing assets increased $3.3 million from June 30, 2008 to June 30, 2009.  This increase was a result of a combination of items that caused each category above to reflect significant increases over the balances reported as of June 30, 2008.  The Corporation’s total non-accrual loans increased $394,000 from June 30, 2008 to June 30, 2009.  This increase was primarily a result of adding one line of credit totaling $883,000 with some offsetting decreases due to loans being paid off, becoming current, or being charged-off resulting in them being removed from non-accrual status.  Loans past due 90 days or more and still accruing increased by $838,000 from June 30, 2008 to June 30, 2009, and $939,000 from December 31, 2008 to June 30, 2009.  This is primarily the result of two loans totaling $980,000 to the same commercial borrower which became over 90 days delinquent in the second quarter of 2009.  Subsequent to June 30, 2009, but prior to the filing of this report, the borrower was placed on non-accrual status.  The increase in troubled debt restructurings primarily resulted from the addition of two loans with balances of $1,579,000 as of June 30, 2009.  These loans were to a single commercial borrower and were classified as troubled debt restructurings as of March 31, 2009.  Management is monitoring delinquency trends closely in light of the current weak economic conditions.  At this time, management believes that the potential for significant losses related to non-performing loans is increasing.

As of June 30, 2009, other real estate owned (“OREO”) is shown at a recorded fair market value $520,000, net of anticipated selling costs.  The balance consists of one manufacturing property that has been in OREO since December 2006.  This property is under an agreement of sale.  Settlement on the sale has been deferred, pending the completion of a due-diligence period whereby the property meets all contingencies of the agreement.

Allowance for Loan Losses

The allowance for loan losses is established to cover any losses inherent in the loan portfolio.  Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for loan losses.  This calculation is based upon a systematic methodology for determining the allowance for loan losses in accordance with generally accepted accounting principles.  The calculation includes estimates and is based upon losses inherent in the loan portfolio.  The calculation, and detailed analysis supporting it, emphasizes delinquent and non-performing loans.  The allowance calculation includes specific provisions for non-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses.  Based on the quarterly loan loss calculation, management will adjust the allowance for loan losses through the provision as necessary.  Changes to the allowance for loan losses during the year are primarily affected by three events:

•	Charge off of loans considered not recoverable
•	Recovery of loans previously charged off
•	Provision for loan losses

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses.  The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the six-month periods ended June 30, 2009 and 2008.  At the bottom of the table, two benchmark percentages are shown.  The first is net charge-offs as a percentage of average loans outstanding for the year.  The second is the total allowance for loan losses as a percentage of total loans.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)
	Six Months Ended
	June 30,
	2009	2008
	$	$

Balance at January 1,	4,203	3,682
Loans charged off:
Real estate	-	-
Commercial and industrial	55	25
Consumer	98	46
Total charged off	153	71

Recoveries of loans previously charged off:
Real estate	-	-
Commercial and industrial	10	58
Consumer	11	15
Total recovered	21	73
Net loans charged off (recovered)	132	(2)

Provision charged to operating expense	376	349

Balance at June 30,	4,447	4,033

Net charge-offs (reserves) as a % of average total loans outstanding	0.03%	0.00%

Allowance at end of period as a % of total loans	1.06%	1.04%

Charge-offs for the six months ended June 30, 2009, were $153,000 compared to $71,000 for the same period in 2008.  Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery.  The consumer charge-offs were higher in the first six months of 2009 compared to 2008 due to a single home equity loan that was charged off for $57,000.  Aside from the home equity charge-off, consumer loan charge-offs remained relatively stable.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided.  The composition of the Corporation’s loan portfolio has not changed materially from June 30, 2008. However, management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans.  The financial industry typically evaluates the quality of loans on a scale with unclassified representing healthy loans, to special mention being the first indication of credit concern, to several successive classified ratings indicating further credit declines of substandard, doubtful, and ultimately loss.   Continued downgrades by management in the business loan and business mortgage portfolios have resulted in more classified loans.  The Corporation’s total classified loans increased from $10.8 million as of December 31, 2008 to $14.8 million as of June 30, 2009.  These classifications require larger provision amounts due to a higher potential risk of loss.  Management anticipates maintaining the allowance as a percentage of total loans above 1.00% for the foreseeable future.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries.  The Corporation has historically experienced very low net charge-off percentages due to management’s strong credit practices.  The 0.03% shown for the first six months of 2009 is similar to charge-off rates experienced in 2004 and 2005.  The 0.00% for the first six months of 2008 indicates that recoveries and charge-offs for that period were nearly identical.  Management is monitoring charge-off activity closely and is anticipating that there may be some increases throughout the remainder of 2009; however, prudent lending management practices are in place to reduce the number and severity of losses.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $1,531,000, or 8.4%, to $19,842,000 as of June 30, 2009, from $18,311,000, as of June 30, 2008.  During 2008, a new branch facility located in Penn Township was constructed with building, equipment, and furnishings totaling $2.8 million.  As of June 30, 2009, $406,000 was classified as construction in process. The construction in process includes payments for renovations at the Denver Office and Main Office locations.  For further information on construction commitments see the off-balance sheet arrangements section.

Deposits

The Corporation’s total ending deposits increased $48.4 million, or 9.5%, and $46.4 million, or 9.1%, from June 30, 2008 and December 31, 2008, respectively.  Customer deposits are the Corporation’s primary source of funding for loans and investments.  During 2008 and continuing into the first half of 2009, the economic concerns and poor performance of other types of investments led customers back to banks for safe places to invest money, despite low interest rates. The mix of deposit categories has remained relatively stable.  The Deposits by Major Classification table, shown below, provides the balances of each category for June 30, 2009, December 31, 2008, and June 30, 2008.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2009	2008	2008
	$	$	$

Non-interest bearing demand deposits	112,295	114,262	111,715
NOW accounts	54,997	51,617	66,755
Money market deposit accounts	42,428	42,074	35,871
Savings deposits	81,394	72,210	75,249
Time deposits	256,209	223,594	212,174
Brokered time deposits	10,159	7,355	7,346
Total deposits	557,482	511,112	509,110

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Fees
•	Permanence of the institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to competitor rates

The Corporation has been a stable presence in the local area and offers convenient locations, low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves.   Management has always priced products and services in a manner that makes them affordable for all customers.  This in turn creates a high degree of customer loyalty, and a stable deposit base.  Additionally, as financial institutions have come under increased scrutiny from both regulators and customers, the Bank has maintained an outstanding reputation.  The Corporation’s deposit base increased as a result of customers seeking a longstanding reliable institution as a partner to meet their financial needs.  Additionally, a new branch location opened in September 2008 contributing to additional deposit growth.

Time deposits are typically a more rate-sensitive product, making it a less reliable source of funding.  Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of June 30, 2009, time deposit balances, excluding brokered deposits, had increased $44.0 million, or 20.8%, and $32.6 million, or 14.6%, from June 30, 2008, and December 31, 2008, respectively.  Due to an asset liability strategy of lengthening liabilities while interest rates are at historical lows, the Corporation’s recent time deposit strategy has been to offer long-term time deposit rates that exceed the average rates offered by the local competing banks.  This strategy was

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

successful in both increasing and lengthening the Corporation’s liabilities.  The Corporation’s time deposits also increased due to consumers who were concerned with a declining stock market and declining financial conditions of local, regional, and national banks that compete with the Corporation.  Customers have been seeking a safe, consistent investment to an even greater extent than during previous declines in the equity markets.  This condition continues to prevail at the time of the writing of this filing.  Time deposits are a safe investment with FDIC coverage insuring no loss of principal up to certain levels.  Prior to October 3, 2008, FDIC coverage was $100,000 on non-IRA time deposits and $250,000 on IRA time deposits.  Effective October 3, 2008, the FDIC insurance increased to $250,000 for all deposit accounts with the signing of the Emergency Economic Stabilization Act of 2008.  As the equity market continued to decline in 2008 and 2009, customers began placing more and more time deposits in financial institutions; however, they did not want to exceed the FDIC insurance limits.  The increase in FDIC coverage enabled time deposit customers to increase their deposit balances held with the Corporation.  Management anticipates that the growth of time deposits will slow as the stock market and other financial institutions begin to strengthen.

Borrowings

Total borrowings were $88.9 million, $103.8 million and $97.0 million as of June 30, 2009, December 31, 2008, and June 30, 2008, respectively.  The Corporation was purchasing short-term funds of $1.9 million as of June 30, 2009, compared to $11.8 million at the end of 2008, with no short-term funds purchased as of June 30, 2008. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.  The short-term funds are purchased through correspondent and member bank relationships as overnight borrowings.

Total long-term borrowings were $87.0 million, $92.0 million, and $97.0 million as of June 30, 2009, December 31, 2008, and June 30, 2008.  The Corporation uses two main sources for long-term borrowings: Federal Home Loan Bank (“FHLB”) advances and repurchase agreements obtained through brokers.  Both of these types of borrowings are used as a secondary source of funding and to mitigate interest rate risk.  These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits.  Over the course of the past year, the Corporation has minimally changed the FHLB and brokered repurchase borrowing agreements.  Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size.  As of June 30, 2009, the Corporation was within this policy guideline at 7.9% of asset size with $57.0 million of total FHLB borrowings.   The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital.  As of June 30, 2009, the Corporation was within this policy guideline at 131.3% of capital with $88.9 million total borrowings from all sources.  The Corporation has maintained FHLB borrowings and total borrowings within these policy guidelines throughout the first half of 2009.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $303.7 million.  The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.  Due to recent circumstances in the financial and mortgage sectors, FHLB has been under regulatory and operating performance pressures and has taken steps to preserve capital.  As a result, FHLB has suspended the dividend paid on stock owned by banks that have outstanding FHLB borrowings.  Additionally, FHLB will no longer repurchase excess stock if a bank reduces its borrowings.  For this reason, management is committed to maintaining current borrowing levels, but not placing more reliance on FHLB for additional borrowings.

Stockholders’ Equity

Federal Regulatory authorities require banks to meet minimum capital levels.  The Corporation maintains capital ratios well above those minimum levels and higher than the Corporation’s peer group average.  The risk-weighted capital ratios are calculated by dividing capital by total risk-weighted assets.  Regulatory guidelines determine the risk-weighted assets by assigning assets to one of four risk-weighted categories.  The calculation of tier I capital to risk-weighted average assets does not include an add back to capital for the amount of the allowance for loan losses, thereby making this ratio lower than the total capital to risk-weighted assets ratio.

The following table reflects the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Regulatory Capital Ratios
		Regulatory Requirements
		Adequately	Well
As of June 30, 2009	Capital Ratios	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets
Consolidated	15.6%	8.0%	10.0%
Bank	15.5%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	14.6%	4.0%	6.0%
Bank	14.5%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	9.7%	4.0%	5.0%
Bank	9.6%	4.0%	5.0%

As of June 30, 2008 (Bank only)
Total Capital to Risk-Weighted Assets	17.0%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	16.1%	4.0%	6.0%
Tier I Capital to Average Assets	10.4%	4.0%	5.0%

The dividends per share for the second quarter of 2009 were the same as the second quarter of 2008 at $0.31 per share.  Dividends are paid from current earnings and available retained earnings.  Management’s current capital plan calls for management to maintain tier I capital to average assets between 9.0% and 12.0%.  Management also desires a dividend payout ratio between 40% and 50%.  This ratio will vary according to income, but over the long term, management’s goal is to average a payout ratio in this range.  Since the dividends paid and the payout ratio is heavily dependent on the income earned, management is closely monitoring the ability to maintain current dividend levels, compared to the anticipated earnings for the year 2009.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by Statement of Financial Accounting Standards No. 115.   This is recorded as accumulated other comprehensive income or loss in the capital section of the balance sheet.  An unrealized gain increases capital, while an unrealized loss reduces capital.  This requirement takes the position that if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss of the securities portfolio would directly impact the Corporation’s capital.  As of June 30, 2009, the Corporation showed unrealized losses, net of tax, of $1,648,000, compared to unrealized losses of $963,000 as of December 31, 2008, and $2,108,000 as of June 30, 2008.  The changes in unrealized losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

On June 30, 2008, 130,443 shares of treasury stock held as a result of previous stock purchase plans, less shares utilized for the Employee Stock Purchase Plan and Dividend Reinvestment Plan, were retired.  The retirement of treasury shares was required as part of the formation of ENB Financial Corp.  Treasury shares act as a reduction to capital; therefore, the retirement of treasury shares into common stock and capital surplus had no impact to the Corporation’s capital.  Since the formation of the Corporation on July 1, 2008, 50,400 shares of treasury stock have been repurchased, and 14,723 reissued with 35,677 treasury shares existing on June 30, 2009, with a cost basis of $910,000.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business.  A construction contract was signed in May 2009 for $1.5 million to renovate the Denver branch in 2009.  As of the report date, $482,000 was paid under this contract.

Management signed a contract in March 2008 with the Corporation’s core processing vendor to conduct a comprehensive business processing improvement (“BPI”) engagement.  The majority of the engagement occurred over the six-month period beginning in July 2008.  Some benefits were realized in the fourth quarter of 2008 with an acceleration of benefits to occur in 2009 and subsequent years.   The financial goal of the BPI is to obtain $1.4 million to $2.2 million of annual pretax benefit through operational cost savings and revenue enhancements.  The strategic goal of the BPI engagement is to be a more efficient organization, with better customer service, at increased levels of

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

profitability.  The fees for the entire BPI engagement were $756,000 plus travel-related expenses; billed through April 2009 at a rate of $68,700 per month.  All expenses related to this engagement have been paid.

Workforce realignment was a significant component of the Corporation’s BPI engagement.  In conjunction with the workforce realignment, a voluntary separation package was offered in September 2008 to all employees with twenty or more years of service.  On October 31, 2008, management established a $1,222,000 liability in connection with the voluntary separation package.  The liability covered all future separation obligations that were scheduled to be paid over 2009 and 2010 to 35 employees who accepted the package.  As of June 30, 2009, $476,000 remained to be paid of the initial $1,222,000 liability established.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments.  These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time.  As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of June 30, 2009.

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

June 30,
2009
Commitments to extend credit:
Revolving home equity	15,598
Construction loans	13,309
Real estate loans	4,740
Business loans	54,513
Consumer loans	2,107
Other	3,574
Standby letters of credit	13,852

Total	107,693

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

As noted in the discussion on deposits, customers have historically provided a reliable and steadily increasing source of funds liquidity.  The Corporation also has in place relationships with other banking institutions for the purpose of buying and selling Federal funds.  The lines of credit with these institutions provide immediate sources of additional liquidity.  The Corporation currently has unsecured lines of credit totaling $23 million.  An additional $2 million would be available upon pledging of sufficient collateral.  This does not include amounts available from member banks such as the Federal Reserve Discount Window, the FHLB, and Atlantic Central Bankers Bank.

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods.  Management monitors six-month, one-year, three-year, and five-year cumulative gaps to determine liquidity risk.  The Bank was within all GAP guidelines as of June 30, 2009. Management expects all GAP ratios to remain within policy limits for the remainder of the year.

Interest Rate Risk

Interest rate risk is measured using two analytical tools:

•	Changes in net interest income
•	Changes in net portfolio value

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value.  The modeling is generally conducted under seven different interest rate projections.  The results obtained through the use of forecasting models are based on a variety of factors.  Both the income and fair value forecasts make use of the maturity and repricing schedules to determine the changes to the balance sheet over the course of time.  Additionally, there are many assumptions that factor into the results.  These assumptions include, but are not limited to, the following:

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

•	Projected interest rates
•	Timing of interest rate changes
•	Prepayment speeds on the loans and mortgage-backed securities
•	Anticipated calls on financial instruments with call options
•	Deposit and loan balance fluctuations
•	Economic conditions
•	Consumer reaction to interest rate changes

Each month, new financial information is supplied to the model and new forecasts are generated at least quarterly.  The model has the ability to automatically revise growth rates for assets and liabilities, and reinvestment rates for interest earning and bearing funds based on a databank of historical financial information and key interest rates that the model retains.  Personnel perform an in depth annual validation and quarterly review of the settings and assumptions used in the model to ensure reliability of the forecast results.  Back testing of the model to actual results is performed quarterly to ensure the validity of the assumptions in the model.  Both the validation and back testing indicate that the model assumptions are reliable.

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation that would be experienced over one year, assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk.  The analysis of changes in net interest income due to changes in interest rates is commonly referred to as interest rate sensitivity. The Corporation has historically been liability sensitive; meaning that as interest rates go up, the Corporation would likely achieve lower levels of net interest income due to sharper increases in the cost of funds than increases in asset yield.  Likewise, if rates go down, there would be sharper reductions in the cost of funds than decreases to asset yield, causing an increase to net interest income.

The analysis projects the net interest income expected in seven different rate scenarios on a one-year time horizon.  The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, or 300 basis points, or decrease 100, 200, or 300 basis points.  As of June 30, 2009, the Corporation was within guidelines for the maximum amount of net interest income declines given all seven rate scenarios.  The Corporation’s projected net interest income fluctuations given the seven different rate scenarios did not change materially from December 31, 2008.

As of June 30, 2009, the Federal funds target rate was between 0.00% and 0.25%, so it is likely the Federal Reserve will not lower rates any further.  This means the exposure in this current rate environment is to the rates up scenarios; therefore, they are reviewed with more scrutiny.  For the rates up scenarios of 100, 200, and 300 basis points, the net interest income decreases slightly compared to the rates unchanged scenario.  Unlike the rates down scenarios, the amount of negative impact of rising rates is very minimal and the larger rate movements do not get progressively worse.  The rates up 200 and 300 show slight improvements over the rates up 100 basis points.  The limited negative impact of higher rates is because the impact of assets repricing to higher rates nearly offsets the normal liability sensitivity of the Corporation, where a larger amount of liabilities reprice than assets.  In the rates up scenarios, most of the variable rate loans reprice higher by the full amount of the Federal Reserve’s action; whereby, management is generally able to limit the amount of liability repricing to a fraction of the rate increase.  Management does not expect the exposure to interest rate changes to increase or change significantly over the next twelve months.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk.  The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates.  The calculation of net portfolio value discounts future cash flows to the present value based on current market rates.  The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned under changes in net interest income above.  As of June 30, 2009, the Corporation was within guidelines for all scenarios.  The Corporation’s projected changes in net portfolio value given the seven different rate scenarios did not change materially from December 31, 2008.

The weakness with the net portfolio analysis is that it assumes liquidation of the Corporation rather than as a going concern.  For that reason, it is considered a secondary measurement of interest rate risk to changes in net interest income discussed above.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Accounting Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Accounting Officer) concluded that the Corporation’s disclosure controls and procedures as of June 30, 2009, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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
June 30, 2009

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock and the Corporation’s industry.  There have not been any material changes in the primary risks since the December 31, 2008, Form 10-K and the March 31, 2009, Form 10-Q.  Additionally, no new risks have been identified since the last Form 10-K and the last Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds – Nothing to Report

Item 3.  Defaults Upon Senior Securities – Nothing to Report

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	An annual meeting of shareholders was held April 21, 2009.

(b)- (c)	Two matters were voted upon, as follows:

(1)	The shareholders approved the proposal to fix the number of directors to be elected at ten, with 2,476,907 votes cast “For”; 8,309 votes cast “Against”; and 6,941 votes “Abstained”.

(2)	The shareholders approved the election of ten directors to serve for a one-year term.

	Votes	Votes
	Cast	Cast
Director	“For”	“Withheld”

Aaron L. Groff, Jr.	2,472,290	19,868
Willis R. Lefever	2,481,653	10,505
Donald Z. Musser	2,479,810	12,348
Susan Y. Nicholas	2,481,065	11,093
Bonnie R. Sharp	2,481,537	10,621
J. Harold Summers	2,478,135	14,023
Mark C. Wagner	2,482,781	9,377
Paul W. Wenger	2,472,386	19,772
Paul M. Zimmerman, Jr.	2,483,520	8,638
Thomas H. Zinn	2,486,515	5,643

(d)	Nothing to Report

Item 5.  Other Information – Nothing to Report

Index

ENB FINANCIAL CORP

Item 6.  Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Association of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	Form on Employees Stock Purchase Plan	****

11	Statement re: computation of per share earnings	4
	(Included on page 4 herein)

31.1	Section 302 Chief Executive Officer Certification	48

31.2	Section 302 Principal Financial Officer Certification	49

32.1	Section 1350 Chief Executive Officer Certification	50

32.2	Section 1350 Principal Financial Officer Certification	51

*	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.

**	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on March 18, 2009.

***	Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2008.

****	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.

Index

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: August 12, 2009	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
President & CEO

Dated: August 12, 2009	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

Index

ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on March 18, 2009.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2008.)
10.2	2001 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 48
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 49
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 50
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 51