Form 10-Q
period 2009-09-30
ENB Financial Corp
filed 2009-11-13
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2009
OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to _________________________________

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
Yes  ☐           No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 12, 2009, the registrant had 2,837,644 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP
INDEX TO FORM 10-Q
September 30, 2009

Index

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

ENB Financial Corp
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,	September 30,
	2009	2008	2008
(Dollars in thousands, except share data)	$	$	$
ASSETS
Cash and due from banks	17,825	19,286	18,007
Intererest-bearing deposits in other banks	50	106	109

Total cash and cash equivalents	17,875	19,392	18,116

Securities available for sale (at fair value)	234,413	214,421	219,911

Loans held for sale	254	245	-

Loans (net of unearned income)	424,000	411,954	397,384

Less: Allowance for loan losses	5,743	4,203	4,054

Net loans	418,257	407,751	393,330

Premises and equipment	20,343	19,913	19,845

Regulatory stock	4,916	4,915	4,927

Bank owned life insurance	15,028	14,512	14,383

Other assets	7,303	7,274	7,813

Total assets	718,389	688,423	678,325

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	114,536	114,262	111,930
Interest-bearing	437,061	396,850	398,653

Total deposits	551,597	511,112	510,583

Short-term borrowings	2,023	11,800	4,125
Long-term debt	89,500	92,000	92,000
Other liabilities	5,234	5,466	4,645

Total liabilities	648,354	620,378	611,353

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,837,644
(Issued 2,869,557 and Outstanding 2,844,195 as of 12-31-08)
(Issued 2,869,557 and Outstanding 2,856,423 as of 9-30-08)	574	574	574
Capital surplus	4,432	4,457	4,457
Retained earnings	64,978	64,629	64,586
Accumulated other comprehensive income (loss), net of tax	867	(963)	(2,306)
Less: Treasury stock shares at cost 31,913 (25,362 shares as of 12-31-08 and 13,134 shares as of 9-30-08)	(816)	(652)	(339)

Total stockholders' equity	70,035	68,045	66,972

Total liabilities and stockholders' equity	718,389	688,423	678,325

See Unaudited Notes to the Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statement of Income (Unaudited)
Periods Ended September 30, 2009 and 2008

	Three Months		Nine Months
	2009	2008	2009	2008
(Dollars in thousands, except share data)	$	$	$	$
Interest and dividend income:

Interest and fees on loans	5,699	5,905	17,015	17,860
Interest on securities available for sale
Taxable	2,103	2,284	6,391	6,142
Tax-exempt	670	549	1,806	1,795
Interest on federal funds sold	3	1	5	26
Interest on deposits at other banks	-	1	-	4
Dividend income	30	78	105	244

Total interest and dividend income	8,505	8,818	25,322	26,071

Interest expense:
Interest on deposits	2,240	2,546	6,930	7,924
Interest on short-term borrowings	6	29	15	49
Interest on long-term debt	968	1,050	2,899	3,045

Total interest expense	3,214	3,625	9,844	11,018

Net interest income	5,291	5,193	15,478	15,053

Provision for loan losses	1,344	170	1,720	519

Net interest income after provision for loan losses	3,947	5,023	13,758	14,534

Other income:
Trust and investment services income	153	196	697	731
Service fees	687	539	1,972	1,422
Commissions	371	343	1,054	987
Gains (losses) on securities transactions, net	129	(113)	285	(1)
Impairment losses on securities:
Impairment losses on investment securities	(326)	(760)	(326)	(760)
Non-credit related losses on securities not expected to be sold in other comprehensive income before tax	-	-	-	-
Net impairment losses on investment securities	(326)	(760)	(326)	(760)
Gains on sale of mortgages	64	27	211	102
Earnings on bank owned life insurance	157	161	473	464
Other	45	48	236	215

Total other income	1,280	441	4,602	3,160

Operating expenses:
Salaries and employee benefits	2,684	2,654	8,256	7,899
Occupancy & equipment	563	534	1,684	1,611
Computer software & data processing	393	355	1,163	1,112
Bank shares tax	182	181	546	545
Professional services	304	526	1,247	1,132
FDIC Insurance	165	97	881	124
Other	483	640	1,563	1,560

Total operating expenses	4,774	4,987	15,340	13,983

Income before income taxes	453	477	3,020	3,711

Provision (benefit) for federal income taxes	(189)	212	37	623

Net income	642	265	2,983	3,088

Earnings per share of common stock	0.23	0.09	1.05	1.08

Cash dividends paid per share	0.31	0.31	0.93	0.93

Weighted average shares outstanding	2,834,046	2,866,529	2,835,014	2,864,842

See Unaudited Notes to the Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statement of Comprehensive Income  (Unaudited)
Periods Ended September 30, 2009 and 2008

	Three Months		Nine Months
	2009	2008	2009	2008
(Dollars in thousands)	$	$	$	$

Net income	642	265	2,983	3,088

Other comprehensive income (loss) arising during the period	4,008	(1,173)	2,813	(3,981)

Reclassification adjustment for losses realized in income	197	873	41	761

Other comprehensive income (loss) before tax	3,811	(300)	2,772	(3,220)

Income taxes (benefit) related to comprehensive income (loss)	1,296	(102)	942	(1,095)

Other comprehensive income (loss)	2,515	(198)	1,830	(2,125)

Comprehensive income	3,157	67	4,813	963

See Unaudited Notes to the Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Cash Flows
Periods Ended September 30, 2009 and 2008

	Nine Months Ended September 30,
	2009	2008
(DOLLARS IN THOUSANDS)	$	$
Cash flows from operating activities:
Net income	2,983	3,088
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities and loan fees	548	258
Increase in interest receivable	(313)	(157)
Increase (decrease) in interest payable	(75)	84
Provision for loan losses	1,720	519
Losses on securities transactions	41	761
Gains on sale of mortgages	(211)	(102)
Loans originated for sale	(2,911)	(1,836)
Proceeds from sales of loans	3,113	2,304
Earnings on bank owned life insurance	(473)	(464)
Losses on sale of other real estate owned	-	6
Depreciation of premises and equipment and amortization of software	936	901
Deferred income tax	(576)	19
Other assets and other liabilities, net	(279)	75
Net cash provided by operating activities	4,503	5,456
Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	47,350	48,580
Proceeds from sales	41,471	26,795
Purchases	(106,667)	(106,609)
Proceeds from sale of other real estate owned	-	149
Purchase of regulatory bank stock	(1)	(815)
Purchase of bank owned life insurance	(43)	(48)
Net increase in loans	(12,189)	(12,490)
Purchases of premises and equipment	(1,205)	(2,827)
Purchase of computer software	(121)	(442)
Net cash used in investing activities	(31,405)	(47,707)
Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	12,615	8,972
Net increase in time deposits	27,870	22,885
Net increase (decrease) in short-term borrowings	(9,777)	4,025
Proceeds from long-term debt	10,000	15,000
Repayments of long-term debt	(12,500)	(5,000)
Dividends paid	(2,634)	(2,665)
Treasury stock sold	270	279
Treasury stock purchased	(459)	(426)
Net cash provided by financing activities	25,385	43,070
Net increase (decrease) in cash and cash equivalents	(1,517)	819
Cash and cash equivalents at beginning of period	19,392	17,297
Cash and cash equivalents at end of period	17,875	18,116
Supplemental disclosures of cash flow information:
Interest paid	9,919	10,934
Income taxes paid	210	920

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

ENB Financial Corp (“the Corporation”) is the successor issuer of Ephrata National Bank (“the Bank”).  On July 1, 2008, ENB Financial Corp became the bank holding company for Ephrata National Bank, which is now a wholly owned subsidiary of ENB Financial Corp.  This Form 10-Q, for the third quarter of 2009, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Securities Available for Sale

(DOLLARS IN THOUSANDS)

The amortized cost and fair value of securities held at September 30, 2009, and December 31, 2008, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$

September 30, 2009
U.S. treasuries & government agencies	46,063	744	(97)	46,710
Mortgage-backed securities	42,012	1,262	-	43,274
Collateralized mortgage obligations	48,180	942	(340)	48,782
Private collateralized mortgage obligations	17,241	-	(3,309)	13,932
Corporate bonds	12,897	368	(22)	13,243
Obligations of states and political subdivisions	63,707	2,143	(296)	65,554
Total debt securities	230,100	5,459	(4,064)	231,495
Marketable equity securities	3,000	-	(82)	2,918
Total securities available for sale	233,100	5,459	(4,146)	234,413

December 31, 2008
U.S. treasuries & government agencies	46,938	447	(321)	47,064
Mortgage-backed securities	45,405	761	(73)	46,093
Collateralized mortgage obligations	35,484	566	(1)	36,049
Private collateralized mortgage obligations	20,511	-	(2,217)	18,294
Corporate bonds	12,108	83	(554)	11,637
Obligations of states and political subdivisions	52,433	874	(786)	52,521
Total debt securities	212,879	2,731	(3,952)	211,658
Marketable equity securities	3,000	-	(237)	2,763
Total securities available for sale	215,879	2,731	(4,189)	214,421

Index

ENB FINANCIAL CORP

The amortized cost and fair value of debt securities available for sale at September 30, 2009, by contractual maturity are shown below.  Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	25,307	25,952
Due after one year through five years	83,439	85,195
Due after five years through ten years	77,130	77,268
Due after ten years	44,224	43,080
Total debt securities	230,100	231,495

Securities available for sale with a par value of $62,948,000 and $63,455,000 at September 30, 2009, and December 31, 2008, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law.  The fair value of these pledged securities was $65,807,000 at September 30, 2009, and $64,779,000 at December 31, 2008.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below.  Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2009	2008
	$	$

Proceeds from sales	41,470	26,749

Gross realized gains	885	455

Gross realized losses	600	456

SUMMARY OF GAINS AND LOSSES ON SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2009	2008
	$	$

Gross realized gains	885	455

Gross realized losses	600	456
Impairment on Securities	326	760
Total gross realized losses	926	1,216

Net gains/(losses) on securities	(41)	(761)

The bottom portion of the above chart shows the net gains and losses on security transactions, including any impairment taken on securities held by the Corporation.  Unlike the sale of a security, impairment is a write-down of the book value of the security which produces a loss and does not provide any proceeds.  The net gain or loss from security transactions is also reflected on the Corporation’s income statement and statement of cash flows.

Index

ENB FINANCIAL CORP

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis.  As of September 30, 2009, three private collateralized mortgage obligations (PCMO) were considered to be other than temporarily impaired.  These securities were written down by $326,000 as of September 30, 2009.  As of December 31, 2008, all of the Corporation’s securities carrying unrealized losses were determined to be temporarily impaired and not permanently impaired.  Information pertaining to securities with gross unrealized losses at September 30, 2009, and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of September 30, 2009
U.S. treasuries & government agencies	12,021	97	-	-	12,021	97
Mortgage-backed securities	-	-	-	-	-	-
Collateralized mortgage obligations	10,548	340	-	-	10,548	340
Private label collateralized mortgage obligations	1,422	72	12,510	3,237	13,932	3,309
Corporate bonds	-	-	478	22	478	22
Obligations of state and political subdivisions	997	6	9,576	290	10,573	296
Total debt securities	24,988	515	22,564	3,549	47,552	4,064
Marketable equity securities	-	-	2,918	82	2,918	82
Total temporarily impaired securities	24,988	515	25,482	3,631	50,470	4,146

As of December 31, 2008
U.S. treasuries & government agencies	21,531	295	1,813	26	23,344	321
Mortgage-backed securities	2,527	10	3,971	63	6,498	73
Collateralized mortgage obligations	215	-	495	1	710	1
Private label collateralized mortgage obligations	18,294	2,217	-	-	18,294	2,217
Corporate bonds	7,491	554	-	-	7,491	554
Obligations of state and political subdivisions	9,628	380	6,901	406	16,529	786
Total debt securities	59,686	3,456	13,180	496	72,866	3,952
Marketable equity securities	-	-	2,763	237	2,763	237
Total temporarily impaired securities	59,686	3,456	15,943	733	75,629	4,189

In the debt security portfolio, there are 39 positions that are considered temporarily impaired at September 30, 2009.  Of those 39 positions, three PCMOs were considered other than temporarily impaired at September 30, 2009, and impairment charges of $326,000 were recognized in order to write the securities down to a level of anticipated principal recovery.  Two of the three PCMO securities show very minimal losses under all scenarios tested.  Management tested the bonds and determined that it is likely all of the PCMOs will continue to pay an average of 8 constant prepayment rate (CPR) or higher.  An 8 CPR speed means that eight percent of the principal would be expected to prepay in one year’s time.  The average CPR on the entire portfolio of PCMOs for the months of August and September was 20 CPR.  However, these speeds are expected to slow going forward.  Based on the historical, current and expected prepayment speeds, management determined that it was appropriate to take impairment on the three PCMOs with expectations of principal loss based on these securities paying at an 8 CPR going forward.  The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. The table below details the other-than-temporary impairment charges recorded as of September 30, 2009:

Index

ENB FINANCIAL CORP

SECURITY IMPAIRMENT CHARGES
(DOLLARS IN THOUSANDS)

	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	6,648	4,856	(1,792)	326

The above table reflects the book value, market value, and unrealized loss carried on the three PCMO securities after the Corporation recorded $326,000 of impairment as of September 30, 2009.  The $326,000 is deemed to be a credit loss and is the amount that management expects the principal loss will be by the time these three securities mature.  The remaining $1,792,000 of unrealized losses is deemed to be a market value loss that is temporary and not permanent.

Recent market conditions throughout the financial sector have made the evaluation regarding the possible impairment of mortgaged-backed (MBS) and collateralized mortgage obligations (CMO) securities difficult to fully determine given the volatility of their pricing, based not only on rate changes, but collateral uncertainty as well. The majority of the MBS and CMO securities owned by the Corporation are backed by the U.S. government.   As of September 30, 2009, on an amortized cost basis, approximately 16% of the Corporation’s MBS and CMOs are PCMOs, not backed by the U.S. government.  This compares to 20% as of December 31, 2008.  As of September 30, 2009, seven private label securities were held with three of the seven rated AAA by either Moody’s or S&P.  The remaining four securities were rated below investment grade.  Impairment charges, as detailed above, were taken on three of these securities.  Management conducts impairment analysis on a quarterly basis and currently has no plans to sell these securities as cash flow analysis performed under severe stress testing does not indicate a need to take impairment on the remaining bonds.  Management has concluded that as of September 30, 2009, the declines outlined in the above table represent temporary declines.  The Corporation does have the intent and ability to hold these securities until maturity or to allow a market recovery.

3.	Fair Value Presentation

Effective January 1, 2008, the Corporation adopted the provisions outlined by U.S. generally accepted accounting principles that govern fair value measurement for financial assets and financial liabilities.  The standard provides enhanced guidance for using fair value to measure assets and liabilities and applies whenever other standards require or permit assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  The FASB also deferred the effective date of fair value implementation for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

U.S. generally accepted accounting principles establish a hierarchal disclosure framework associated with the level of observable pricing utilized in measuring assets and liabilities at fair value. The three broad levels defined by the hierarchy are as follows:

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

The following tables present the assets reported on the balance sheet at their fair value as of September 30, 2009, December 31, 2008, and September 30, 2008, by level within the fair value hierarchy.  As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Index

ENB FINANCIAL CORP

Fair Value Measurements:

(DOLLARS IN THOUSANDS)

	September 30, 2009
	Level I	Level II	Level III	Total

U.S. treasuries & government agencies	-	46,710	-	46,710
Mortgage-backed securities	-	43,274	-	43,274
Collateralized mortgage obligations	-	48,782	-	48,782
Private collateralized mortgage obligations	-	13,932	-	13,932
Corporate debt securities	-	13,243	-	13,243
Obligations of states and political subdivisions	-	65,554	-	65,554
Equity securities	2,918	-	-	2,918

Total securities	2,918	231,495	-	234,413

On September 30, 2009, the Corporation held no securities valued using level III inputs.  All of the Corporation’s debt instruments were valued using Level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis.  The Corporation’s CRA fund investments are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of September 30, 2009, the CRA fund investments had a $3,000,000 book value with a fair market value of $2,918,000.

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

Fair Value Measurements:

(DOLLARS IN THOUSANDS)

	September 30, 2008
	Level I	Level II	Level III	Total

U.S. treasuries & government agencies	-	48,569	-	48,569
Mortgage-backed securities	-	47,617	-	47,617
Collateralized mortgage obligations	-	37,759	-	37,759
Private collateralized mortgage obligations	-	18,387	-	18,387
Corporate debt securities	-	14,756	-	14,756
Obligations of states and political subdivisions	-	49,984	-	49,984
Equity securities	2,766	73	-	2,839

Total securities	2,766	217,145	-	219,911

Index

ENB FINANCIAL CORP

On September 30, 2008, none of the Corporation’s securities were valued using level III inputs.  All of the Corporation’s debt instruments were valued using Level II inputs. As of September 30, 2008, the Corporation’s CRA fund investments had a book value of $3,000,000 and a fair market value of $2,766,000 utilizing level I pricing.

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.  In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.  The following table presents the changes in the level III fair-value category for the nine months ended September 30, 2009.

The following represent fair value measurements using significant unobservable inputs (Level III):

(Dollars in Thousands)	Available-
For-Sale
Securities
Balance, January 1, 2009	$3,109
Total gains or losses (realized/unrealized):
Included in earnings	(289)
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfers in and/or out of Level III	(2,820)

Balance, September 30, 2009	$-

The following tables present the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of September 30, 2009, December 31, 2008, and September 30, 2008, by level within the fair value hierarchy:

(Dollars in Thousands)

	September 30, 2009
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$1,299	$1,299
OREO	520	-	-	520
Total	$520	$-	$1,299	$1,819

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$2,444	$2,444
OREO	520	-	-	520
Total	$520	$-	$2,444	$2,964

	September 30, 2008
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$101	$101
OREO	520	-	-	520
Total	$520	$-	$101	$621

The Corporation had a total of $2,682,000 of impaired loans as of September 30, 2009, with $1,383,000 of specifically

Index

ENB FINANCIAL CORP

allocated allowance against these loans.  The Corporation had a total of $2,899,000 of impaired loans as of December 31, 2008, with $455,000 of specifically allocated allowance against these loans. The Corporation had a total of $265,000 of impaired loans as of September 30, 2008, with $164,000 of specifically allocated allowance against these loans.  Impaired loans are valued based on a discounted present value of expected future cash flow.

Other real estate owned (OREO) is measured at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management.  The assets are carried at the lower of carrying amount or fair value, less cost to sell.  The Corporation’s OREO balance consists of one manufacturing property that has been classified as OREO since December 2006.  Management had a previous agreement of sale, which did not occur in April of 2008.  In June 2008 management entered into a new agreement of sale and wrote down the OREO property to $520,000 based on this agreement of sale less anticipated settlement costs.  Subsequent to September 30, 2009, but prior to the filing of this report the sales agreement has been extended until December 31, 2010, with the same sales price.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

4.	Interim Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

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

Regulatory Stock
Fair value is equal to the cost or book value of the stock.  These stocks are valued at a stable dollar price to both purchase and liquidate.

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

Index

ENB FINANCIAL CORP

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

The carrying amounts and estimated fair values of the Corporation's financial instruments at September 30, 2009, and December 31, 2008, are as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

	September 30,		December 31,
	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	$	$	$	$
Financial Assets:
Cash and cash equivalents	17,875	17,875	19,392	19,392
Securities available for sale	234,413	234,413	214,421	214,421
Loans held for sale	254	254	245	245
Loans, net of allowance	418,257	415,577	407,751	398,291
Accrued interest receivable	3,108	3,108	2,794	2,794
Regulatory stock	4,916	4,916	4,915	4,915
Bank owned life insurance	15,028	15,028	14,512	14,512
Mortgage servicing asset	46	46	33	33

Financial Liabilities:
Demand deposits	114,536	114,536	114,262	114,262
Interest demand deposits	52,124	52,124	51,617	51,617
Savings deposits	81,869	81,869	72,210	72,210
Money market deposit accounts	44,249	44,249	42,074	42,074
Time deposits	258,819	262,604	230,949	234,725
Total deposits	551,597	555,382	511,112	514,888
Short-term borrowings	2,023	2,023	11,800	11,800
Long-term borrowings	89,500	94,543	92,000	98,251
Total borrowings	91,523	96,566	103,800	110,051

Accrued interest payable	1,628	1,628	1,703	1,703

5.	Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying financial statements.  These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit.  As of September 30, 2009, firm loan commitments were $6.4 million, unused lines of credit were $92.4 million, and open letters of credit were $13.1 million.  The total of these commitments was $111.9 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments.  The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

A construction contract was signed in May of 2009 for $1.5 million to renovate the Denver branch in 2009. Construction began in May 2009 with completion expected in January 2010.  As of September 30, 2009, $809,000 was paid under this contract and as of the date of this report, $1,026,000 has been paid.

On November 5, 2008, the Corporation filed a Form 8-K announcing a one-time charge of $1,222,000 in connection with

Index

ENB FINANCIAL CORP

workforce realignment.  The workforce realignment is one element of a larger business process improvement engagement that the Corporation entered into with the consulting division of the Bank’s core processor in early 2008.  The $1,222,000 charge is for salary and employee benefit costs for 35 employees that accepted a voluntary early separation package.  As of September 30, 2009, $299,000 of contractual obligations remains to be paid to these employees.

6.	Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Corporation adopted this standard for the interim reporting period ending September 30, 2009.  The adoption of this standard did not have a material impact on the Corporation’s results of operations or financial position.

In March 2008, the FASB issued an accounting standard related to disclosures about derivatives and hedging activities, which is effective for fiscal years and interim periods beginning after November 15, 2008.  This standard requires enhanced disclosures about derivative instruments and hedging activities and therefore should improve the transparency of financial reporting.  This accounting standard was subsequently codified into ASC 815-10, Derivatives and Hedging.  The adoption of this standard has not had a material effect on the Corporation’s results of operations or financial position.

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  This accounting standard was subsequently codified into ASC Topic 860.  The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)). Under FASB’s Codification at ASC 105-10-65-1-d, FAS No. 167 will remain authoritative until integrated into the FASB Codification.  This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures.  This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  The adoption of this new guidance did not have a material effect on the Corporation’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC Topic 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The Corporation has presented the necessary disclosures in Note 4 herein.

Index

ENB FINANCIAL CORP

In April 2009, the FASB issued new guidance impacting ASC Topic 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The Corporation has presented the necessary disclosures in Note 2 herein.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The Corporation is currently evaluating the impact of this standard on its financial condition, results of operations, and disclosures.

7.	Subsequent Events

The Corporation assessed events occurring subsequent to September 30, 2009, through November 12, 2009, for potential recognition and disclosure in the consolidated financial statements.  No events occurred that require adjustment to the consolidated financial statements as of the report date.

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

Forward-Looking Statements

The U.S. Private Securities Litigation Reform Act of 1995 provides safe harbor in regards to the inclusion of forward-looking statements in this document and documents incorporated by reference.  Forward-looking statements pertain to possible or assumed future results that are made using current information.  These forward-looking statements are generally identified when terms such as: “believe,” “estimate,” “anticipate,” “expect,” “project,” “forecast,” and other similar wordings are used.  The readers of this report should take into consideration that these forward-looking statements represent management’s expectations as to future forecasts of financial performance, or the likelihood that certain events will or will not occur.  Due to the very nature of estimates or predications, these forward-looking statements should not be construed to be indicative of actual future results.  Additionally, management may change estimates of future performance, or the likelihood of future events, as additional information is obtained.  This document may also address targets, guidelines, or strategic goals that management is striving to reach but may not be indicative of actual results.

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document.  These factors include, but are not limited to the following:

•	Economic conditions
•	Monetary and interest rate policies of the Federal Reserve Board
•	Volatility of the securities markets
•	Effects of deteriorating market conditions, specifically the effect on loan customers to repay loans
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Changes in deposit flows, loan demand, or real estate and investment securities values
•	Changes in accounting principles, policies or guidelines
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

Results of Operations

Overview

The Corporation recorded net income of $642,000 and $2,983,000 for the three and nine-month periods ended September 30, 2009.  The quarter-to-date earnings represent a 142.3% increase over the $265,000 earned during the same period in 2008.  The year-to-date earnings represent a 3.4% decrease from the $3,088,000 earned during the same period in 2008.  Earnings per share, basic and diluted, were $0.23 and $1.05 for the three and nine-month periods ended September 30, 2009, compared to $0.09 and $1.08 for the same periods in 2008.

The most significant items impacting the Corporation’s quarter and year-to-date earnings were an increase in the amount of premiums paid for FDIC insurance coverage and an increase in the provision for loan loss expense.  FDIC insurance costs totaled $165,000 and $881,000 for the three and nine months ended September 30, 2009,

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

respectively, a $68,000 and $757,000 increase over the amounts recorded for the same periods in 2008.  In addition to its regular assessment increase, the FDIC issued a special one-time assessment to replenish reserves depleted by bank failures in the last two years levied on all FDIC-insured financial institutions.  The Corporation also recorded a provision for loan loss expense of $1,344,000 and $1,720,000 for the three and nine months ended September 30, 2009, a $1,174,000 and $1,201,000 increase over the amounts recorded for the same periods in 2008.  The higher provision was a result of specific allocations made for several commercial loans.  As a result of the higher provision, the allowance as a percentage of loans increased from 1.05% as of June 30, 2009, to 1.35% as of September 30, 2009.

The Corporation’s net interest income for the third quarter of 2009 showed a 1.9% increase over the same period of 2008, and net interest income on a year-to-date basis showed a 2.8% increase over the prior year-to-date period.  The Corporation’s net interest margin was 3.41% for the third quarter of 2009, compared to 3.46% for the fourth quarter of 2008, and 3.56% for the third quarter of 2008.  The Corporation’s year-to-date net interest margin was 3.38% through September 30, 2009, as compared to 3.53% for the same period in 2008.

Other income, excluding the loss on the sale of securities, increased 12.4%, or $163,000, for the third quarter of 2009, compared to 2008.  For the first nine months of 2009, other income, excluding the loss on the sale of securities, increased 18.4%, or $722,000, compared to the same period in 2008.  For the three months ended September 30, 2009, operational costs, including FDIC insurance expenses, decreased by 4.3%, or $213,000, compared to the same period in 2008.  For the nine months ended September 30, 2009, total operational costs, including FDIC insurance expenses, increased by 9.7%, or $1,357,000, over the same period in 2008.  Excluding FDIC insurance expenses, total operating expenses for the quarter would have decreased 5.7% and total operating expenses for the year-to-date period would have increased 4.3%.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE).  ROA measures how efficiently a bank generates income based on the amount of assets or size of a company.  ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.  The latter measurement typically receives more attention from shareholders.  The ROA and ROE for the three months ended September 30, 2009, increased due to the increase in the Corporation’s income over the 2008 quarter-to-date amounts.  The ROA and ROE for the nine months ended September 30, 2009, decreased from the same period of 2008 due to the year-to-date decline in the Corporation’s income.

Key Ratios	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Return on Average Assets	0.35%	0.16%	0.56%	0.62%
Return on Average Equity	3.73%	1.57%	5.87%	6.00%

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

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis.  For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread,

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

and net yield on interest earning assets are presented on a FTE basis.  The FTE net interest income shown in both tables below will exceed the NII reported on the statements of income.  The amount of the FTE adjustment totaled $455,000 for the three months ended September 30, 2009, and $1,259,000 for the nine months ended September 30, 2009, compared to $387,000 and $1,259,000 for the same periods in 2008.

The amount of the tax adjustment varies depending on the amount of income earned on tax-free assets.  The Corporation has been in an alternative minimum tax (AMT) position for the past several years.  As a result, tax–free loans and securities do not offer the full tax advantage they do when the Corporation is not subject to AMT.  During 2008 and into the first quarter of 2009, management was actively reducing the tax-free municipal bond portfolio in an effort to reduce the Corporation’s AMT position, which acted to reduce the tax-equivalent adjustments.  However, because of legislation that followed the credit crisis in the fall of 2008, beginning in 2009, financial institutions were permitted to purchase 2009 and 2010 newly issued tax-free municipal bonds, which are AMT-exempt for the life of the bond.  As a result, management has begun to purchase AMT-exempt, municipal bonds, increasing the size of the tax-free municipal bond portfolio, and again increasing the tax-equivalent adjustment.  This is why the tax equivalent adjustment increased for the quarter ending September 30, 2009, compared to the same quarter in 2008.

Net Interest Income
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$
Total interest income	8,505	8,818	25,322	26,071
Total interest expense	3,214	3,625	9,844	11,018

Net interest income	5,291	5,193	15,478	15,053
Tax equivalent adjustment	455	387	1,259	1,259

Net interest income
(fully taxable equivalent)	5,746	5,580	16,737	16,312

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

The Federal funds rate, which is the overnight rate financial institutions charge other financial institutions to borrow or invest overnight funds, declined from 5.25% in August 2007 to 0.25% by December 31, 2008.  The Federal funds rate declined 100 basis points in the second half of 2007, with another 400 basis points of reductions in 2008.  On December 16, 2008, the Federal Reserve Bank cut the Federal funds rate from 1.00% to a target rate of 0.00% to 0.25%.  The Federal funds rate has effectively remained at 0.25% through September 30, 2009, and is the rate at the time of this filing.  The decrease in the Federal funds rate has reduced the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense.  The Prime rate has declined in tandem with the Federal funds rate.  The above rate reductions have generally had offsetting positive and negative impacts to the Corporation’s NII.

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

During 2008, short-term interest rates decreased dramatically, and the U.S. Treasury curve resumed a more normal, positively sloped yield curve.  Initially in early 2008, mid-term and long-term rates did not decline, making for a more

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

advantageous environment for obtaining a sufficient margin on loans and securities above cost of funds.  In the fourth quarter of 2008, short-term rates again decreased.  This time, mid-term and long-term U.S. Treasury rates declined, but the positive slope of the yield curve remained.  Since deposits and borrowings generally price off short-term rates, the significant rate drops on the short end of the rate curve permitted management to reduce the overall cost of funds during 2008 and the first nine months of 2009.  Over this period, management continued to reprice time deposits and borrowings to lower levels.  Rates on interest bearing core deposit accounts were also reduced during 2008 and the first nine months of 2009, with a majority of the rate reductions occurring from October 2008 through March 2009.  Meanwhile, management continued to invest in securities and originate loans at longer terms, where the U.S. Treasury curve and market rates remained higher.

Management anticipates that interest rates will remain at these historically low rates for the remainder of 2009, and well into 2010, because of the current economic and credit situation.  This will likely result in the U.S. Treasury curve retaining a significant positive slope for 2009 and into 2010, based on the economic data currently available.  This allows management to continue to price the vast majority of liabilities off lower short-term rates, while pricing loans and investing in longer securities, which are based off the 5-year and 10-year Treasury rates that are significantly above short-term rates.  Management has seen the Corporation’s margin improve from the second quarter of 2009 to the third quarter of 2009, with further improvements expected during the fourth quarter of 2009.

For the third quarter of 2009, the Corporation’s NII on a FTE basis increased by $166,000, or 3.0%, compared to the same period in 2008.  For the first nine months of 2009, the Corporation’s NII on a FTE basis increased by $425,000, or 2.6%, compared to the same period in 2008.  These improvements were largely due to savings on interest expense that outpaced reductions to the Corporation’s interest income.  As shown on the tables below, interest income and interest expense on a FTE basis for the quarter ending September 30, 2009, decreased by $244,000, or 2.7%, and $410,000, or 11.3%, compared to the same period in 2008.  For the first nine months of 2009, interest income and interest expense on a FTE basis decreased by $749,000, or 2.7%, and $1,174,000, or 10.7%, compared to the first nine months of 2008.

The earnings and yields on loans were lower for the three and nine-month periods ended September 30, 2009, compared to the same periods in the prior year.  The earnings and yields were negatively impacted due to the sharp drop in the Prime rate, which affected the Prime-based portion of the Corporation’s loan portfolio.  There are times when sufficient growth in the loan portfolio can make up for decreases in yield and still allow for higher overall interest income on loans.  However, because the Prime rate started 2008 at 7.25% and declined to 3.25% by the end of 2008, the loss on yield was too significant to be recovered by additional loan growth.  Loan growth was slow throughout most of 2008, with an acceleration of growth in the final quarter.  By the time that the loan demand improved in 2009, loan rates had fallen substantially, meaning that the majority of loan growth in 2009 was at rates lower than the loans already on the balance sheet.  Additionally, many consumers and businesses are taking the opportunity presented by a historically low Prime rate to borrow on lines of credit that have rates that float on the Prime rate.  This type of growth reduces the amount of income generated on loans substantially.  Management has instituted floors on certain types of consumer and business-purpose variable rate loans, but the majority of the Corporation’s variable rate loans float on the Prime rate.

Interest bearing liabilities grew steadily through 2008, and growth quickened in the first nine months of 2009.  With significantly lower interest rates, total interest expense declined despite the increase in balances.  Lower rates on all deposit types helped to reduce interest expense by $305,000 for the three months ended September 30, 2009, and $994,000 for the nine months ended September 30, 2009, compared to the same periods in 2008.  Demand and savings deposits reprice in entirety whenever the offering rates are changed.  This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels.  The annualized rate on interest bearing demand and savings accounts has been nearly cut in half since September 30, 2008; however, the scope of further reductions is limited since rates cannot conceivably be reduced much further.

Time deposits reprice over time according to their maturity schedule.  This enables management to both reduce and increase rates slowly over time.  Historically, the Corporation has seen increases in time deposit balances when the equity markets decline, as investors attempt to protect principal.  This occurred to an even larger degree in 2008 and 2009 as the equity markets faced unprecedented weakness.  The significant growth of the time deposit portfolio at low rates means that the Corporation has additional funds to utilize on the asset side while keeping interest expense costs low.  Additionally, time deposits that matured in the last twelve months have mostly repriced to a lower rate, saving significant funding costs.  The Corporation was able to reduce interest expense on time deposits by $111,000 for the third quarter of 2009, and $392,000 for the year-to-date period compared to the same periods in 2008 while still increasing average balances by $44.3 million and $38.9 million, respectively.  This effectively reduced the annualized

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

rate paid on time deposits by 85 basis points when comparing the three-month periods in both years, and 84 basis points when comparing the nine-month periods in both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth.  Because of the faster-paced growth in deposits compared to a slower growth in the loan portfolio, management reduced total borrowing levels from September 30, 2008, and December 31, 2008.  The Corporation decreased average borrowings by $8.8 million in the third quarter of 2009 and $2.6 million for the year-to-date period ended September 30, 2009, compared to the same periods in 2008, reducing interest expense on borrowings by $105,000 and $180,000, respectively.

The following tables show a more detailed analysis of net interest income on a FTE basis shown with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.  Additionally, the analysis provides the net interest spread and the net yield on interest earning assets.  The net interest spread is the difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.  The net interest spread has the deficiency of not giving credit for the non-interest bearing funds and capital used to fund a portion of the total interest earning assets.  For this reason, management emphasizes the net yield on interest earning assets, also referred to as the net interest margin (NIM).  The NIM is calculated by dividing net interest income on a FTE basis into total average interest earning assets.  NIM is generally the benchmark used by analysts to measure how efficiently a bank generates net interest income.  For example, a financial institution with a NIM of 3.75% would be able to use fewer assets and still achieve the same level of net interest income as a financial institution with a NIM of 3.50%.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended September 30,
		2009			2008
			(c)			(c)
		Average	Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest on deposits at other banks	1,830	3	0.54	383	2	2.23

Securities available for sale:
Taxable	185,859	2,132	4.59	180,329	2,306	5.12
Tax-exempt	60,226	987	6.56	52,753	824	6.25
Total securities (d)	246,085	3,119	5.07	233,082	3,130	5.37

Loans (a)	421,986	5,837	5.52	389,770	6,031	6.17

Regulatory stock	4,916	2	0.20	4,923	42	3.37

Total interest earning assets	674,817	8,961	5.30	628,158	9,205	5.85

Non-interest earning assets (d)	50,748			47,934

Total assets	725,565			676,092

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	98,530	143	0.58	100,307	296	1.12
Savings deposits	82,902	36	0.17	74,630	77	0.41
Time deposits	262,822	2,062	3.11	218,549	2,173	3.96
Borrowed funds	93,169	974	4.15	101,990	1,079	4.21
Total interest bearing liabilities	537,423	3,215	2.37	495,476	3,625	2.91

Non-interest bearing liabilities:

Demand deposits	114,256			107,996
Other	5,660			5,126

Total liabilities	657,339			608,598

Stockholders' equity	68,226			67,494

Total liabilities & stockholders' equity	725,565			676,092

Net interest income (FTE)		5,746			5,580

Net interest spread (b)			2.93			2.94
Effect of non-interest bearing funds			0.48			0.62
Net yield on interest earning assets (c)			3.41			3.56

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date avg balances include net deferred loan fees and costs of ($315,000) as of September 30, 2009, and ($308,000) as of September 30, 2008.  Such fees and costs recognized through income and included in the interest amounts totaled $20,000 in 2009 and $18,000 in 2008.
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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(Dollars in thousands)

	For the Nine Months Ended September 30,
		2009			2008
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest on deposits at other banks	1,486	4	0.40	1,665	31	2.45

Securities available for sale:
Taxable	181,111	6,489	4.78	165,873	6,208	4.99
Tax-exempt	55,432	2,657	6.39	55,301	2,689	6.50
Total securities (d)	236,543	9,146	5.16	221,174	8,897	5.36

Loans (a)	416,809	17,423	5.58	387,987	18,266	6.28

Regulatory stock	4,916	8	0.22	4,553	136	4.00

Total interest earning assets	659,754	26,581	5.38	615,397	27,330	5.93

Non-interest earning assets (d)	50,207			48,607

Total assets	709,961			663,986

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	96,418	480	0.67	100,450	976	1.30
Savings deposits	79,650	132	0.22	72,213	238	0.44
Time deposits	255,082	6,318	3.31	216,166	6,710	4.15
Borrowed funds	94,206	2,914	4.14	96,800	3,094	4.27
Total interest bearing liabilities	525,356	9,844	2.51	485,629	11,018	3.03

Non-interest bearing liabilities:

Demand deposits	110,746			104,543
Other	5,887			5,013

Total liabilities	641,989			595,185

Stockholders' equity	67,972			68,801

Total liabilities & stockholders' equity	709,961			663,986

Net interest income (FTE)		16,737			16,312

Net interest spread (b)			2.87			2.90
Effect of non-interest bearing funds			0.51			0.63
Net yield on interest earning assets (c)			3.38			3.53

(a) Includes balances of nonaccrual loans and the recognition of any related interest income. Year-to-date avg balances include net deferred loan fees and costs of ($304,000) as of September 30, 2009, and  ($317,000) as of September 30, 2008. Such fees and costs recognized through income and included in the interest amounts totaled $37,000 in 2009 and $64,000 in 2008.
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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The NIM was 3.41% for the third quarter of 2009, and 3.38% for the nine months ended September 30, 2009, compared to 3.56% and 3.53% for the same periods in 2008.  For the three-month period ended September 30, 2009, the net interest spread decreased one basis point to 2.93%, from 2.94% for the same period in 2008.  For the nine-month period ended September 30, 2009, the net interest spread decreased three basis points to 2.87%, from 2.90% for the same period in 2008.  The effect of non-interest bearing funds dropped 14 basis points for the quarter-to-date period and 12 basis points for the year-to-date period compared to 2008, contributing to the decrease in net interest spread.  The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest.  As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities.  For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20.  This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue.  For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio.  The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio.  The Corporation added $1,720,000 to the allowance for the nine months ended September 30, 2009, compared to $519,000 for the same period in 2008.  The Corporation gives special attention to the level of delinquent loans.  The analysis of the allowance for loan losses takes into consideration, among other things, the following factors:

•	Historical loan loss experience by loan type
•	Concentrations of credit risk
•	Volume of delinquent and non-performing loans
•	Collateral evaluation on a liquidation basis for specifically reviewed credits
•	Loan portfolio characteristics
•	Current economic conditions

Coupled with the prolonged period of economic decline, specifically the weaker housing market and ongoing credit concerns, the Corporation has experienced increases in loan delinquencies through September 30, 2009.  The provision expense of $1,720,000 for the first nine months of 2009 was necessary to maintain the allowance for loan losses at calculated levels.  This provision, while significantly higher than the amount recorded for the same period in 2008, was necessary to provide for potential losses on several commercial loans.  Additional specific allocations on three unrelated commercial loan relationships were responsible for $1,315,000 of the $1,343,000 total provision made in the third quarter of 2009.  Specific allocations are examined each quarter to determine if adjustments need to be made.  It is common for specific allocations to be reduced as additional principal payments are made, so while some specific allocations are being added, others are being reduced.  In addition to specific allocations, management continues to provide for estimated losses on pools of similar loans based on historical loss experience.  Management utilizes qualitative factors every quarter designed to adjust historical loss experience to take into consideration the current trends in loan volume, delinquencies, changes in lending practices, and the quality of the bank’s underwriting, credit analysis, lending staff, and board oversight.  Additionally, national and local economic trends and conditions are considered to help determine the impact on the amount of loan loss allowance the bank should be carrying on the various types of loans.  As of September 30, 2009, the Corporation adjusted its qualitative factors, and particularly the factors related to external items such as competition, legal, and regulatory risks.  Most of these qualitative factors were adjusted by five basis points to account for the increased regulatory and economic pressures present in the outstanding loan portfolio.  The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses.

Management has also deemed it prudent to increase the allowance as a percentage of total loans to reflect the increased risk in the outstanding loan portfolio because of economic weaknesses.  As of September 30, 2009, the allowance as a percentage of total loans was 1.35%, up from 1.02% at December 31, 2008, and September 30, 2008.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Subsequent to September 30, 2009, but prior to the filing of this report, management increased the monthly provision to $100,000, effective for the fourth quarter of 2009, up from the $65,000 monthly provision recorded in the third quarter of 2009.  The provision was increased with an expectation that delinquencies would remain higher in the current economic climate and in an effort to continue to increase the allowance as a percentage of loans.

Management continues to evaluate the allowance for loan losses in relation to the growth of the loan portfolio and its associated credit risk.  Management believes the new monthly provision level and the allowance for loan losses are adequate to provide for future loan losses based on the current portfolio and the current economic environment.  For further discussion of the calculation, see the “Allowance for Loan Losses” section under Financial Condition.

Other Income

Other income for the third quarter of 2009 was $1,280,000, an increase of $839,000, or 190.2%, compared to the $441,000 earned during the third quarter of 2008.  For the year-to-date period ended September 30, 2009, other income totaled $4,602,000, an increase of $1,442,000, or 45.6% over the same period in 2008.  The following tables detail the categories that comprise other operating income.

OTHER INCOME
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008
	$	$	$	%

Trust and investment services	153	196	(43)	(21.9)
Service charges on deposit accounts	537	340	197	57.9
Other service charges and fees	150	199	(49)	(24.6)
Commissions	371	343	28	8.2
Losses on securities transactions	(197)	(873)	676	> 100%
Gains on sale of mortgages	64	27	37	> 100%
Earnings on bank owned life insurance	157	161	(4)	(2.5)
Other miscellaneous income	45	48	(3)	(6.3)

Total other income	1,280	441	839	190.2

OTHER INCOME
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008
	$	$	$	%

Trust and investment services	697	731	(34)	(4.7)
Service charges on deposit accounts	1,527	956	571	59.7
Other service charges and fees	445	466	(21)	(4.5)
Commissions	1,054	987	67	6.8
Losses on securities transactions	(41)	(761)	720	> 100%
Gains on sale of mortgages	211	102	109	> 100%
Earnings on bank owned life insurance	473	464	9	1.9
Other miscellaneous income	236	215	21	9.8

Total other income	4,602	3,160	1,442	45.6

Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party.  For the three months ended September 30, 2009, traditional trust service income decreased $20,000, or 14.3%, from the same period in 2008.  For the nine months ended September 30, 2009, traditional trust service income decreased $40,000, or 7.1%, from the same period in 2008.  For the three months ended September 30, 2009, alternative investment services income decreased $23,000, or 39.8%, from the same period in 2008.  For the nine months ended September 30, 2009, alternative investment services income increased $6,000, or 3.7%, from the same period in 2008.  It has been more difficult to grow the trust and investment services area in the

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

past two years due to a very weak stock market that coincided with the sub-prime and credit crisis that began in 2008.  New business was more difficult to generate, as customers were reluctant to make additional equity investments during this period.  Additionally, the fee income the Corporation generates from this business is based upon a percentage of market value, which was down materially during both 2008 and 2009.

Service charges on deposit accounts increased by $197,000, or 57.9%, and $571,000, or 59.7%, for the three and nine months ended September 30, 2009, compared to the same periods in 2008.  Overdraft service charges are the largest component of this category, as well as the primary reason for the increase.  These fees comprised nearly 93% of the total deposit service charges for the three and nine months ended September 30, 2009, and increased 64.6% and 70.2% over the respective three and nine-month periods in 2008.  New operational procedures for posting transactions and assessing overdraft charges that began in the fourth quarter of 2008 caused this increase.  Management expects that overdraft income for 2009 will show a significant increase over 2008.  Management does not anticipate further overdraft increases in 2010 over 2009 levels, as no further changes are planned.

Other fees decreased by $49,000, or 24.6%, and $21,000, or 4.5%, for the three and nine months ended September 30, 2009, compared to the same periods in 2008.  This is primarily due to a decrease in loan-related fees.  When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance.  These amendments allow customers to obtain favorable terms without completely rewriting the loan.  These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans.  Mortgage amendment activity has slowed down significantly in the third quarter of 2009 resulting in lower quarter-to-date and year-to-date fees.

The largest component of commission income is from the Debit MasterCard® commissions.  The amount of customer usage of the card at point of sale transactions determines the level of commission income received.  The debit card income of $300,000 for the third quarter of 2009 is an increase of $28,000, or 10.2%, over the same period in 2008.  Similarly, debit card income increased $55,000, or 6.8%, for the nine months ended September 30, 2009, as compared to the same period in 2008.  Customers have become more comfortable with the use of debit cards, as they are now widely accepted by merchants, thereby increasing the number of transactions processed.  Another large component of commission income is from MasterCard and Visa® commissions, which provided income of $46,000 and $129,000 for the three and nine-month periods ended September 30, 2009.  These amounts are slightly higher than the commissions earned during the same periods in 2008.  MasterCard and Visa commissions are the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers.  Management expects both of these categories to continue to increase as the reliance on electronic payment systems expands.

For the three and nine months ended September 30, 2009, $197,000 and $41,000 of losses on securities transactions were recorded respectively, compared to $873,000 and $761,000 of losses for the same periods in 2008.  Gains or losses on securities transactions fluctuate based on opportunities to reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate or fair value risk.  The gains or losses on this type of activity fluctuate based on current market prices and the volume of security sales.  Losses can be in the form of active sales of securities or impairment of securities, which involves writing the security down to a lower value based on anticipated credit losses.  In the third quarter of 2008, losses and other-than-temporary impairment charges of $1,216,000 were recorded on U.S. Agency preferred stock.  A portion of these losses were offset by gains on securities sold during 2008, which reduced the net losses for both the third quarter and nine months ended September 30, 2008.  During the third quarter of 2009, the Corporation realized a $520,000 loss on the sale of a CIT Group, Inc. corporate bond and recorded impairment charges of $326,000 on three PCMO securities for which a full recovery of principal is not expected.  Throughout 2009, management also sold securities at gains, which acted to offset these losses, resulting in limiting third quarter 2009 losses to $197,000, and year-to-date losses to $41,000.  Further information on securities is provided in the Securities Available for Sale section under Financial Condition in this filing.

Gains on the sale of mortgages were higher through the three and nine-month periods ended September 30, 2009, compared to the same periods in 2008, primarily because of an increase in mortgage activity.  Secondary mortgage financing activity drives the gains on the sale of mortgages, which showed an increase of $37,000, or 137.0%, for the third quarter of 2009, and $109,000, or 106.9%, for the first nine months of 2009, compared to the same periods in 2008.  Given the current housing market conditions, management anticipates that the gain or loss on the sale of mortgages may decline throughout the remainder of 2009 and into 2010.

The earnings on BOLI did not change substantially for the three and nine-month periods ended September 30, 2009, as compared to the same periods in 2008.  Management does not foresee any further BOLI purchases in 2009; therefore,

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

increases in BOLI income generally result from increases in the cash surrender value.  Benefits paid upon death that exceed the policy’s cash surrender value are recorded as miscellaneous income.

The miscellaneous income category decreased $3,000, or 6.3%, for the third quarter of 2009, and increased $21,000, or 9.8%, for the first nine months of 2009, compared to the same periods in 2008.  This category had a number of offsetting increases and decreases.  The year-to-date increase was the result of a sales tax refund received in the second quarter of 2009 for $14,000.  For the three months ended September 30, 2009, amortization of mortgage servicing assets increased by $11,000 over the third quarter of 2008.  For the year-to-date period ended September 30, 2009, amortization of mortgage servicing assets decreased by $9,000 compared to the same period in 2008.  As a result, net mortgage servicing income increased by $2,000 and $11,000, respectively, over the three and nine-month periods ended September 30, 2008.

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the three and nine-month periods ended September 30, 2009, compared to the same periods in 2008.

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008
	$	$	$	%

Salaries and employee benefits	2,684	2,654	30	1.1
Occupancy expenses	364	311	53	17.0
Equipment expenses	199	223	(24)	(10.8)
Advertising & marketing expenses	84	80	4	5.0
Computer software & data processing expenses	393	355	38	10.7
Bank shares tax	182	181	1	0.6
Professional services	304	526	(222)	(42.2)
FDIC Insurance	165	97	68	70.1
Other operating expenses	399	560	(161)	(28.8)
Total Operating Expenses	4,774	4,987	(213)	(4.3)

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008
	$	$	$	%

Salaries and employee benefits	8,256	7,899	357	4.5
Occupancy expenses	1,068	919	149	16.2
Equipment expenses	616	692	(76)	(11.0)
Advertising & marketing expenses	288	247	41	16.6
Computer software & data processing expenses	1,163	1,112	51	4.6
Bank shares tax	546	545	1	0.2
Professional services	1,247	1,132	115	10.2
FDIC Insurance	881	124	757	> 100
Other operating expenses	1,275	1,313	(38)	(2.9)
Total Operating Expenses	15,340	13,983	1,357	9.7

Salaries and employee benefits are the largest category of operating expenses.  In general, they comprise more than 50% of the Corporation’s total operating expense.  For the three and nine months ended September 30, 2009, salaries and benefits increased $30,000, or 1.1%, and $357,000, or 4.5%, over the same periods in 2008.  The increase was

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

primarily due to additional staff for a new branch, costs related to transitions in the organizational structure, and typical merit increases.  The increase in salary expenses also affects associated expenses such as payroll taxes, pension expense, as well as higher medical and benefit insurance.  Medical insurance costs for the three and nine months ended September 30, 2009, increased $35,000, or 11.8%, and $148,000, or 16.9%, over the same periods in 2008.  The cause of the increase in medical insurance costs was twofold: higher premiums and additional employees electing coverage under the Corporation’s plan.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Occupancy expenses increased $53,000, or 17.0%, and $149,000, or 16.2%, for the three and nine months ended September 30, 2009, compared to the same periods in 2008.  The increases were spread across all occupancy categories.  Building depreciation increased $11,000, or 8.8%, and $35,000, or 9.5%, over the respective three and nine-month periods in 2008, mostly due to the addition of a new branch.  Utility expenses were higher by $33,000, or 34.9%, and $77,000, or 26.9%, over the respective three and nine-month periods in 2008 due to higher energy costs affecting electric and oil prices.  The cost of electricity alone was $16,000, or 25.9% higher in the third quarter of 2009, and $40,000, or 25.2% higher on a year-to-date basis in 2009, compared to the same periods in 2008.  The Corporation’s main electricity provider increased rates approximately 40% in 2009.  Building repair and maintenance costs continue to rise in tandem with more facilities, higher costs related to materials and supplies, and costs associated with the aging of facilities.

Equipment expenses decreased $24,000, or 10.8%, and $76,000, or 11.0%, for the three and nine months ended September 30, 2009, compared to the same periods in 2008.  This is partially because equipment service contracts decreased $3,000, or 6.7%, and $33,000, or 18.5%, for the three and nine months ended September 30, 2009, compared to the same periods in 2008.  Some of the Corporation’s larger investment technology contracts have decreased because of purchases of new equipment with lower levels of maintenance contracts.  Additionally, depreciation on furniture and equipment decreased $25,000, or 17.1%, and $50,000, or 11.9%, for the three and nine-month periods ended September 30, 2009.  Equipment assets have short lives, generally five to seven years.  The Corporation placed a significant amount of furniture and equipment assets into service between five and ten years ago that are now fully depreciated.  Specifically, all the furniture and equipment placed into service at the Lititz Branch Office became fully depreciated in January 2009.

Advertising and marketing expenses for the three and nine months ended September 30, 2009, were $4,000, or 5.0%, and $41,000, or 16.6% higher than the same periods in 2008.  The expenses of this category support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies.  The Corporation had a new advertising campaign, including radio and television, produced in 2009 to highlight the strength of the Bank’s community focus.

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements.  This expense category increased $38,000, or 10.7%, and $51,000, or 4.6%, for the three and nine-month periods ended September 30, 2009, compared to the same periods in 2008.  The STAR network fees are the fees paid to process all ATM and debit card transactions.  The total STAR network service fees were up $40,000, or 20.4%, and $55,000, or 9.2%, for the respective three and nine-month periods.  Software-related expenses were static for the third quarter of 2009 compared to the same quarter in 2008.  For the year-to-date period, software-related expenses decreased $4,000, or 0.6%, compared to the same period in 2008.

Bank shares tax expense did not change materially from 2008 levels.  Management anticipates a slight increase in this expense for the remainder of 2009 compared to 2008.

Professional services expense decreased $222,000, or 42.2%, for the three-month period ended September 30, 2009, compared to the same period in 2008.  However, for the year-to-date period ended September 30, 2009, professional services expense increased by $115,000, or 10.2%, compared to the same period in 2008.  These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services.  In 2008, management engaged the consulting unit of the Corporation’s core-processing vendor to conduct an organizational efficiency and income generation initiative.  The fees associated with that contract amounted to $481,000 in 2008,

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

with an additional $275,000 paid in the first six months of 2009.  Legal costs decreased $10,000 and $55,000 for the three and nine-month periods ended September 30, 2009, compared to the same periods in 2008.  Legal fees in 2008 were higher due to the legal work related to the formation of a bank holding company.  Student loan servicing expense increased $55,000 and $132,000 for the respective three and nine-month periods.  Previously, servicing costs on student loans were offset by a credit from the Department of Education.  Those credits are no longer available; and therefore, the expenses are higher than in the past.  Management expects this expense to continue to be substantially higher than in prior years.  The remainder of the increase in outside services occurred among a variety of different service providers.

The expenses associated with FDIC insurance increased by $68,000 and $757,000 for the three and nine months ended September 30, 2009, over the same periods in 2008.  The FDIC expenses for 2009 include the significantly higher charges for the FDIC insurance fund, which included a 140% rate increase that became effective in the fourth quarter of 2008, and expenses for a special one-time assessment of 5 basis points, which was due as of June 30, 2009.

The one-time time assessment, which was initially proposed at 20 basis points, was finalized at 5 basis points, based on revised legislation that had gained much support.  The initial 20 basis point one-time assessment, on top of a 140% rate increase, created such a large negative response by the banking community, economists, and legislators that new proposals quickly ensued.  The new proposals centered on allowing the FDIC fund to be replenished over a longer period of time, so as not to cause undue harm on financial institutions in the midst of the current credit crisis.  The new proposals were heavily reliant on providing the FDIC with additional borrowing capacity at the U.S. Treasury.  In the second quarter of 2009, the Senate voted in favor of the Deposit Insurance Bill S. 896, which extends the FDIC’s borrowing authority with the U.S. Treasury from $30 billion to $100 billion, with emergency funding up to $500 billion.  The legislation also extends the temporary deposit insurance coverage increase to $250,000 through the end of 2013.

It should be noted that the initial 20 basis point proposed assessment was based off the standard deposit formula, whereas the final proposal of 5 basis points was approved based on an asset-size formula.  For the Corporation, a 5 basis point assessment based on deposits translates into a 5.9 basis point increase based on asset size.  This special one-time assessment resulted in additional expense of $326,000 for the first nine months of 2009, with no comparable expense in 2008.

In the third quarter of 2009, the FDIC announced that they would be requesting that banks prepay three years worth of assessments at the end of 2009 to help replenish the severely depleted Deposit Insurance Fund (DIF).  Management estimates that this amount would be approximately $3 million for the Corporation.  The Corporation would record this entire amount of its prepaid assessment as a prepaid expense (asset) as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, the Corporation would record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the Corporation would record an accrued expense payable each quarter for the assessment payment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 30, 2014, any remaining amount would be returned to the Corporation.

Other operating expenses include the remainder of the Corporation’s operating expenses.  Some of the larger items included in this category are:

•	Postage
•	Director fees and expense
•	Travel expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses
•	Deposit account charge-offs and recoveries

Other operating expenses decreased by $161,000, or 28.8%, and $38,000, or 2.9%, for the three and nine months ended September 30, 2009, from the amounts recorded in the same periods in 2008.  The primary reason for this decrease can be attributed to a lower provision for off balance sheet credit losses in 2009.  This expense amounted to $13,000 for the three months ended September 30, 2009, compared to $90,000 for the same period in 2008.  For the nine months ended September 30, 2009, the provision for off balance sheet credit losses amounted to $14,000, compared to $108,000 for the same period in 2008, representing a $94,000, or 87.0% decrease.  The additional fluctuation in other operating expenses is attributable to multiple increases and decreases in other expense items.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

For the three months ended September 30, 2009, the Corporation recorded a tax benefit of $189,000 compared to a tax expense of $212,000 for the third quarter of 2008.  For the nine months ended September 30, 2009, the Corporation recorded a tax expense of $37,000, compared to $623,000 for the same period in 2008.  The benefit of a high level of tax-free assets was responsible for the reduction of the tax expense.  The effective tax rate for the Corporation was 1.2% for the nine months ended September 30, 2009, compared to 16.8% for the same period in 2008.

Due to lower earnings and a large percentage of tax-free income compared to total income, the Corporation became subject to the alternative minimum tax (AMT) in 2006.  The Corporation has remained in an AMT position since.  The AMT affects the amount of Federal income tax due and paid, but it does not affect the book tax provision.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value.  As of September 30, 2009, the Corporation had $234.4 million of securities available for sale, which accounted for 32.6% of assets, compared to 31.1% as of December 31, 2008, and 32.4% as of September 30, 2008.  Based on ending balances, the securities portfolio increased 6.6% from September 30, 2008 to September 30, 2009.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds.  The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk.  In order to provide flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value.  Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management generally does not intend to sell any security until it reaches full recovery and does not believe it will be required to sell before such a recovery.  Therefore, management does not record impairment on the bonds currently valued below par.  Equity securities generally pose a greater risk to loss of principal, as management no longer has the ability to hold these securities to a maturity date to receive all principal.  All securities are evaluated for impairment on a quarterly basis.  Should any impairment occur, management would write down the security to a fair market value in accordance with U.S. generally accepted accounting principles, with the amount of the write down recorded as a loss on securities.

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

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)

	Period Ending
	September 30, 2009		December 31, 2008		September 30, 2008
	$	%	$	%	$	%

U.S. treasuries & government agencies	46,710	19.9	47,064	22.0	48,568	22.1
Mortgage-backed securities	43,274	18.5	46,093	21.5	47,617	21.7
Collateralized mortgage obligations	48,782	20.8	36,049	16.8	37,759	17.2
Private collateralized mortgage obligations	13,932	5.9	18,294	8.5	18,387	8.4
Corporate debt securities	13,243	5.6	11,637	5.4	14,756	6.7
Obligations of states and political subdivisions	65,554	28.1	52,521	24.5	49,984	22.7
Equity securities	2,918	1.2	2,763	1.3	2,839	1.3

Total securities	234,413	100.0	214,421	100.0	219,910	100.1

At the beginning of the year, the Corporation was able to utilize the positively sloped treasury curve to add higher yielding securities to the portfolio, increasing portfolio income from both a volume and rate standpoint.  This action was taken in part to offset slower loan growth.  The majority of growth in the Corporation’s securities occurred in collateralized mortgage obligations (CMOs) and obligations of states and political subdivisions, which are referred to as municipal bonds.  Management added U.S. agency CMOs, as this instrument has the qualities of higher yields than similar mortgage-backed securities and agencies, steady cash flow payment streams, and the backing of the U.S. Government.  As such the U.S. agency CMOs provide solid credit risk protection and all have AAA ratings.  Due to the

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

structure of the U.S. agency CMOs that management has purchased, these securities tend to be shorter and have higher monthly cash flow streams to assist with liquidity management.  In the current low interest rate environment, these cash flow streams have increased as borrowers are making additional principal payments on mortgages.  These additional principal payments provide the Corporation with more liquidity but also cause both prepayment risk and reinvestment risk.  Prepayment risk occurs as management is forced to amortize any premiums on these securities more rapidly as principal payments increase.  This causes the yield on these investments to decrease.  Reinvestment risk occurs when interest rates are low and principal payments increase forcing management to reinvest these proceeds into instruments carrying lower market rates.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio.  In 2006, 2007, and 2008, the Corporation was in an alternative minimum tax (AMT) position when income levels fell and tax-exempt income remained high.  The AMT requires the payment of a minimum level of tax should an entity have excessive amounts of tax preference items relative to a Corporation’s income.  The Corporation’s primary tax preference item is the large amount of tax-free income generated by tax-free loans and tax-exempt securities.  As a result of the Corporation’s AMT tax position, management had determined that the size of the municipal bond holdings in relation to the rest of the securities portfolio should be decreased.  During 2008 and into the first quarter of 2009, management was actively reducing the tax-free municipal bond portfolio in an effort to reduce the Corporation’s AMT position.  However, because of legislation that followed the credit crisis in the fall of 2008, beginning in 2009 financial institutions were now permitted to purchase 2009 and 2010 newly issued tax-free municipal bonds, which are AMT-exempt for the life of the bond.  As a result, management has begun to purchase these AMT-exempt municipal bonds, increasing the size of the tax-free municipal bond portfolio.  As a result, municipal bonds as a percentage of the total investment portfolio have increased to 28.1% at September 30, 2009, compared to 24.5% at December 31, 2008, and 22.7% at September 30, 2008.

During the fourth quarter of 2008 and through the first nine months of 2009, market volatility, economic slowdown, and the collapse of several large financial institutions caused the downgrading of many securities.  This phenomenon has affected all segments of the Corporation’s portfolio not backed by the U.S. Government, specifically PCMOs, corporate bonds, and municipal bonds.  According to policy, management has decided to hold all securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase.  Management monitors the security ratings on a monthly basis and quarterly, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines.

As of September 30, 2009, the Corporation held seven PCMO securities with a book value of $17.2 million, a reduction of $1.3 million from the balance as of June 30, 2009.  Three of these securities, with a book value of $6.7 million, carried an AAA credit rating by at least one of the major credit rating services.  The four remaining PCMOs, with a book value of $10.5 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s.  Management currently has no plans to sell these securities as management believes the current market values are not true indications of the value of the bonds based on cash flow analysis performed under severe stress testing.  Management’s September 30, 2009 cash flow analysis on all of the Corporation’s PCMOs did indicate a need to take impairment on three of the four PCMOs with below investment grade credit ratings.  The cash flow analysis conducted at slower prepayment speeds than the securities have been paying reveals that there is an expectation that two of the bonds will suffer 1% loss of principal while the third shows a 6.5% loss of principal.   Total impairment taken on these three bonds was $326,000 with the first two bonds reflecting small impairment amounts of $9,000 and $28,000 while the third security had impairment charges of $289,000.  Currently, management does not believe further impairment of these securities will be needed, but management will continue to update cash flow analysis quarterly that incorporates the most current default rates and prepayment speeds.  It is possible further impairment would be necessary if both default rates rose to levels that have not yet been experienced, and if prepayment speeds slowed to speeds not previously experienced.  Prepayment speeds on all of the Corporation’s PCMOs have been relatively fast, which is assisting in the cash flow analysis.  Faster prepayment speeds make it more likely that the Corporation’s principal is returned before credit losses are incurred.

As of September 30, 2009, the Corporation held corporate bonds with a total book value of $12.9 million and fair market value of $13.2 million.  Management continues to hold corporate securities at approximately 5% to 6% of the portfolio.  Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis.  Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of risk should the entity experience financial difficulties.  Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails.  As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place minimal credit ratings that must be met in order for management to purchase a corporate bond.  In July 2009, one of the Corporation’s corporate holdings, CIT Group, Inc., became public about experiencing severe financial

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

problems.  The Corporation held two $1,000,000 CIT Group. Inc. corporate bonds as of June 30, 2009.  One of the bonds matured on July 15, 2009, with full value being received.  However, news of a possible CIT Group, Inc. bankruptcy with lack of any potential governmental intervention surfaced on July 13, 2009, and continued to create negative pressure on the value of the Corporation’s remaining $1,000,000 book value of CIT Group, Inc. to the point that in just two days the price had fallen to less than half of its value.  Just one month earlier, in June 2009, this bond still held a single A credit rating and was valued at a $93 price.  As a result of the rapidly declining value of this bond, management made the decision on July 16, 2009, to sell the remaining CIT Group, Inc. bond at a $526,000 loss rather than continue to hold the bond with the uncertainty of losing additional principal.

As of September 30, 2009, twelve out of thirteen corporate securities held by the Corporation were showing unrealized holding gains.  The one security with unrealized holding losses was valued at 95.6% of book value.   As of September 30, 2009, all of these corporate bonds have single A credit ratings by at least one major credit rating service.  Currently, there are no indications that any of these bonds would discontinue contractual payments.

Since 2008, the municipal bond ratings have been adversely affected by downgrades on nearly all of the insurance companies backing municipal bond issues.  Previous to the sharp decline in the health of the insurance companies, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection.  Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A.  As of September 30, 2009, only 30% of the Corporation’s municipal bonds carried an AAA rating.  The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of single A at the time of purchase.  As of September 30, 2009, nineteen municipal bonds with a book value of $7.7 million carried credit ratings under A.  In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities.  Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls.  Presently, despite the lower credit ratings on the nineteen municipal securities, management has the intent and the ability to hold these securities to maturity and believes that full recovery of principal is probable.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment.  In terms of credit risk and impairment, management views the Corporation’s CRA fund investment differently because it has no maturity date.  Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date.  As of September 30, 2009, the CRA fund was showing unrealized losses of $82,000, or a 4.1% price decline. The prices on this fund tend to lag behind decreases in U.S. Treasury rates.   Management believes that the price declines are primarily rate driven, and temporary as opposed to permanent.  Corporate bonds and private collateralized mortgage obligations have the most potential credit risk out of the Corporation’s debt instruments.  Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds and all private label securities.  As of September 30, 2009, three private collateralized mortgage obligations were considered to be other than temporarily impaired.  These securities were written down by $326,000 as of September 30, 2009.

Loans

Net loans outstanding increased $24.9 million, or 6.3%, to $418.3 million at September 30, 2009, from $393.3 million at September 30, 2008.  Net loans increased $10.5 million, or 2.6%, since December 31, 2008.    The following table shows the composition of the loan portfolio as of September 30, 2009, December 31, 2008, and September 30, 2008.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2009	2008	2008
	$	$	$

Real Estate
Residential (a)	164,770	163,076	160,401
Commercial	149,404	152,942	141,413
Construction	23,460	13,540	13,787
Commercial	74,563	71,765	70,094
Consumer	12,116	10,887	11,942
	424,313	412,210	397,637

Less:
Deferred loan fees, net	313	256	253
Allowance for loan losses	5,743	4,203	4,054
Total net loans	418,257	407,751	393,330

(a)
Residential real estate loans do not include mortgage loans sold to and serviced for Fannie Mae.  These loans totaled $11,746,000 as of September 30, 2009, $11,058,000 as of December 31, 2008, and $11,066,000 as of September 30, 2008.

The composition of the loan portfolio has undergone minor changes in recent years.  The total of all categories of real estate loans comprises more than 80% of total loans.   Residential real estate is the largest category of the loan portfolio, consisting of approximately 39% of total loans.  This category includes first mortgages, second mortgages, and home equity loans.  The residential real estate loans grew throughout 2008; however, in the first nine months of 2009, the category showed declines as principal payments exceeded new loan growth.  Current economic and market conditions have reduced the demand for residential real estate loans.  The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage over 20 years.  Most loan requests are for 30-year mortgages, which are all sold to the secondary market.  Additionally, requests for fixed-rate home equity loans have slowed, while home equity lines of credit, which float on the Prime rate, have increased. This trend is occurring because consumers are seeking the lowest interest rate to borrow money against their home value.  This trend is likely to reverse once the Prime rate is increased and floating rate loans become less attractive to borrowers.  Management anticipates slow growth in the residential real estate area through the remainder of 2009.

Commercial real estate loans have also grown since September 2008, but demand has dropped off significantly in the first nine months of 2009.  Commercial real estate includes both owner and non-owner occupied properties.  The majority of growth has occurred in owner occupied, which does not rely substantially on lease agreements.  However, even the demand for owner occupied loans has slowed since most businesses are not expanding during uncertain economic conditions.  It is anticipated that growth in commercial real estate will lag a recovery by the economy.

Commercial loans not secured by real estate are approximately half the size of the Corporation’s real estate secured commercial loans.  This portfolio of loans showed moderate growth from September 30, 2008 to December 31, 2008, and then a slightly slower growth rate through the first nine months of 2009.  Commercial loans not secured by real estate grew $2.8 million, or 3.9%, from December 31, 2008 to September 30, 2009.  Several large lines of credit were added to the portfolio which primarily contributed to this increase.  In the current interest rate environment, with fixed commercial loan rates significantly higher than Prime-based variable rate lines of credit, the Corporation is experiencing a shift from fixed rate commercial loans to more Prime-based variable rate loans.  The majority of commercial customers believe the Prime rate will remain low for a period of time; and therefore desire to lower their borrowing costs by drawing on their lines of credit to pay down their fixed rate loans.  In other cases where the borrower is in search of new financing, they are currently looking at variable rate financing as opposed to fixed rate financing, whether it is real estate secured or not.

The construction loans secured by real estate grew in the first nine months of 2009 by $9.9 million, or 73.3%, on a relatively small component of the Corporation’s loan portfolio.  After slowing throughout most of 2008, several of the Bank’s commercial customers went ahead with construction projects in the last quarter of 2008 and into 2009.  Some projects were started in the fourth quarter of 2008, but significant draws on their lines of credit only began in 2009.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

These projects were not necessarily residential real estate construction, but construction undertaken by commercial customers to update or expand facilities.

The consumer loan portfolio has remained fairly stable, both in dollar amount, and also in terms of a percentage of the Corporation’s total loan portfolio.   Consumer loans made up 3.0% of gross loans on September 30, 2008, 2.6% of gross loans on December 31, 2008, and 2.9% of gross loans on September 30, 2009.  In recent years, home owners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures.  Additionally, specialized lenders have emerged for consumer needs.  However, in the current economic environment with reduced housing values, many borrowers no longer have available equity in their home to borrow off of.  This has reduced the demand for fixed home equity loans and increased the need for unsecured credit.  Additionally, due to current liquidity conditions, specialized lenders began pulling back on the availability of credit and more favorable credit terms. The underwriting standards of major financing and credit card companies began to strengthen after years of lower credit standards.  This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice.  Management has seen the need for additional unsecured credit increase; however, this increased need for credit has not resulted in materially higher levels of consumer loans for the Corporation.  Slightly higher demand for unsecured credit is being offset by principal payments on existing loans.  In the current weak economy, customers will delay purchases of new and used cars which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books.  Management anticipates that the need for unsecured credit may grow during this current credit crisis and economic downturn, as many consumers need to access all available credit.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2009	2008	2008
	$	$	$

Non-accrual loans	2,682	1,248	265
Loans past due 90 days or more and still accruing	561	531	2
Troubled debt restructurings	2,733	1,641	-
Total non-performing loans	5,976	3,420	267

Other real estate owned	520	520	520

Total non-performing assets	6,496	3,940	787

Non-performing assets to net loans	1.55%	0.97%	0.20%

Non-performing assets increased $5.7 million from September 30, 2008 to September 30, 2009.  This increase was a result of a combination of items that caused each category above to reflect significant increases over the balances reported as of September 30, 2008.  The Corporation’s total non-accrual loans increased $2,417,000 from September 30, 2008 to September 30, 2009.  This increase was primarily a result of adding one development loan totaling $855,000, three real estate loans to a trucking business totaling $986,000, and two loans to a film and video production company totaling $554,000.  Loans past due 90 days or more and still accruing increased by $559,000 from September 30, 2008 to September 30, 2009, primarily as a result of the addition of one home equity loan totaling $462,000 in the third quarter of 2009.  The increase in troubled debt restructurings resulted from the addition of two mortgages with balances of $1,641,000 to a single commercial borrower that were classified as troubled debt restructurings as of December 31, 2008.  The balance of these two loans was $1,562,000 as of September 30, 2009.  Additionally, two unrelated dairy operation loans totaling $1,171,000 as of September 30, 2009, were classified as troubled debt restructurings in the third quarter of 2009.  Management is monitoring delinquency trends closely in light of the current weak economic conditions.  At this time, management believes that the potential for significant losses related to non-performing loans is increasing.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As of September 30, 2009, other real estate owned (“OREO”) is recorded at $520,000, which is fair market value less anticipated selling costs.  The balance consists of one manufacturing property that has been in OREO since December 2006.  This property has been under an agreement of sale.   Settlement on the sale has been deferred, pending the completion of a due-diligence period whereby the property meets all contingencies of the agreement.  Subsequent to September 30, 2009, but prior to the filing of this report the sales agreement has been extended until December 31, 2010, with the same sales price.

Allowance for Loan Losses

The allowance for loan losses is established to cover any losses inherent in the loan portfolio.  Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for loan losses.  This calculation is based upon a systematic methodology for determining the allowance for loan losses in accordance with generally accepted accounting principles.  The calculation includes estimates and is based upon losses inherent in the loan portfolio.  The allowance calculation includes specific provisions for under-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses.  Based on the quarterly loan loss calculation, management will adjust the allowance for loan losses through the provision as necessary.  Changes to the allowance for loan losses during the year are primarily affected by three events:

•	Charge off of loans considered not recoverable
•	Recovery of loans previously charged off
•	Provision for loan losses

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses.  The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the nine-month periods ended September 30, 2009 and 2008.  At the bottom of the table, two benchmark percentages are shown.  The first is net charge-offs as a percentage of average loans outstanding for the year.  The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30,
	2009	2008
	$	$

Balance at January 1,	4,203	3,682
Loans charged off:
Real estate	-	-
Commercial and industrial	88	150
Consumer	124	82
Total charged off	212	232

Recoveries of loans previously charged off:
Real estate	-	-
Commercial and industrial	15	64
Consumer	17	21
Total recovered	32	85
Net loans charged off	180	147

Provision charged to operating expense	1,720	519

Balance at September 30,	5,743	4,054

Net charge-offs as a % of average total loans outstanding	0.04%	0.04%

Allowance at end of period as a % of total loans	1.35%	1.02%

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Charge-offs for the nine months ended September 30, 2009, were $212,000, compared to $232,000 for the same period in 2008.  Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery.  The consumer charge-offs were higher in the first nine months of 2009 compared to 2008 due to a single home equity loan that was charged off for $57,000.  Aside from the home equity charge-off, consumer loan charge-offs remained relatively stable.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided.  The composition of the Corporation’s loan portfolio has not changed materially from September 30, 2008. However, management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans.  The financial industry typically evaluates the quality of loans on a scale with unclassified representing healthy loans, to special mention being the first indication of credit concern, to several successive classified ratings indicating further credit declines of substandard, doubtful, and ultimately loss.   Continued downgrades by management in the business loan and business mortgage portfolios have resulted in more classified loans.  The Corporation’s total classified loans increased from $10.8 million as of December 31, 2008, to $17.8 million as of September 30, 2009, net of specifically allocated allowance against these loans of $742,000 and $2,305,000, respectively.  These classifications require larger provision amounts due to a higher potential risk of loss.  Management anticipates maintaining the allowance as a percentage of total loans in the range of 1.00% to 1.50% for the foreseeable future.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries.  The Corporation has historically experienced very low net charge-off percentages due to strong credit practices.  Management is monitoring charge-off activity closely and is anticipating that there may be some increases throughout the remainder of 2009; however, prudent lending management practices are in place to reduce the number and severity of losses.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $498,000, or 2.5%, to $20,343,000 as of September 30, 2009, from $19,845,000, as of September 30, 2008.  During 2008, a new branch facility located in Penn Township was constructed with building, equipment, and furnishings totaling $2.8 million.  As of September 30, 2009, $953,000 was classified as construction in process. The construction in process includes payments for renovations at the Denver Office and Main Office locations.  For further information on construction commitments see the “Off-Balance Sheet Arrangements” section.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB).  The Corporation’s $4,916,000 of regulatory stock holdings as of September 30, 2009, consisted of $4,728,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock.  All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization and the amount of stock required is dependent upon the relative size of outstanding borrowings it has.  Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level.  Throughout most of 2008, the Corporation earned a return or dividend on the amount invested.  In late December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition.  Based on the financial results of the FHLB for the year ended December 31, 2008, and for the nine months ended September 30, 2009, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to resume these activities in the future.  Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Deposits

The Corporation’s total ending deposits increased $41.0 million, or 8.0%, and $40.5 million, or 7.9%, from September 30, 2008 and December 31, 2008, respectively.  Customer deposits are the Corporation’s primary source of funding for loans and investments.  During 2008 and continuing into the first nine months of 2009, the economic concerns and poor performance of other types of investments led customers back to banks for safe places to invest money, despite low interest rates. The mix of deposit categories has remained relatively stable.  The Deposits by Major Classification table, shown below, provides the balances of each category for September 30, 2009, December 31, 2008, and September 30, 2008.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2009	2008	2008
	$	$	$

Non-interest bearing demand deposits	114,536	114,262	111,930
NOW accounts	52,124	51,617	60,011
Money market deposit accounts	44,249	42,074	40,344
Savings deposits	81,869	72,210	72,689
Time deposits	248,654	223,594	218,258
Brokered time deposits	10,165	7,355	7,351
Total deposits	551,597	511,112	510,583

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Fees
•	Permanence of the institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to competitor rates

The Corporation has been a stable presence in the local area and offers convenient locations, low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves.   Management has always priced products and services in a manner that makes them affordable for all customers.  This in turn creates a high degree of customer loyalty, and a stable deposit base.  Additionally, as financial institutions have come under increased scrutiny from both regulators and customers, the Corporation has maintained an outstanding reputation.  The Corporation’s deposit base increased as a result of customers seeking a longstanding, reliable institution as a partner to meet their financial needs.  Additionally, a new branch location opened in September 2008, contributing to additional deposit growth.

Time deposits are typically a more rate-sensitive product, making it a source of funding that is more prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates.  Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution.  As of September 30, 2009, time deposit balances, excluding brokered deposits, had increased $30.4 million, or 13.9%, and $25.1 million, or 11.2%, from September 30, 2008, and December 31, 2008, respectively.  Due to an asset liability strategy of lengthening liabilities while interest rates are at historical lows, the Corporation’s recent time deposit strategy has been to offer long-term time deposit rates that exceed the average rates offered by the local competing banks.  This strategy was successful in both increasing and lengthening the Corporation’s liabilities.  The Corporation’s time deposits also increased due to consumers who were concerned with a declining stock market and declining financial conditions of local, regional, and national banks that compete with the Corporation.  Customers have been seeking a safe, consistent investment to an even greater extent than during previous declines in the equity markets.  This condition continues to prevail at the time of the writing of this filing.  Time deposits are a safe investment with FDIC coverage insuring no loss of principal up to certain levels.  Prior to October 3, 2008, FDIC coverage was $100,000 on non-IRA time deposits and $250,000 on IRA time deposits.  Effective October 3, 2008, the

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

FDIC insurance increased to $250,000 for all deposit accounts with the signing of the Emergency Economic Stabilization Act of 2008.  As the equity market continued to decline in 2008 and 2009, customers began placing more and more time deposits in financial institutions; however, they did not want to exceed the FDIC insurance limits.  The increase in FDIC coverage generally enabled time deposit customers to increase their deposit balances held with the Corporation as previously a significant segment of the Corporation’s larger CD customers would limit their deposit by account title to $100,000.  Now customers can deposit up to $250,000 with full FDIC coverage, under each form of eligible account ownership.  Management anticipates that the growth of time deposits will slow as the stock market and other financial institutions begin to strengthen.

Borrowings

Total borrowings were $91.5 million, $103.8 million, and $96.1 million as of September 30, 2009, December 31, 2008, and September 30, 2008, respectively.  The Corporation was purchasing short-term funds of $2.0 million as of September 30, 2009, compared to $11.8 million at the end of 2008, and $4.1 million as of September 30, 2008. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.  The short-term funds are purchased through correspondent and member bank relationships as overnight borrowings.

Total long-term borrowings were $89.5 million, $92.0 million, and $92.0 million as of September 30, 2009, December 31, 2008, and September 30, 2008.  The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers.  Both of these types of borrowings are used as a secondary source of funding and to mitigate interest rate risk.  These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits.  Over the course of the past year, the Corporation has minimally changed the FHLB and brokered repurchase borrowing agreements.  Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size.  As of September 30, 2009, the Corporation was within this policy guideline at 8.3% of asset size with $59.5 million of total FHLB borrowings.   The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital.  As of September 30, 2009, the Corporation was within this policy guideline at 130.7% of capital with $91.5 million total borrowings from all sources.  The Corporation has maintained FHLB borrowings and total borrowings within these policy guidelines throughout the first nine months of 2009.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $196.8 million.  The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.  The nation’s sub-prime and credit crisis of 2008 has led to negative economic events, which has significantly affected real estate valuations, the residential housing industry, and securities consisting of various forms of mortgage-backed financial instruments.  The FHLB has been impacted by these events and is under operating performance pressures and increased regulatory oversight, and has taken steps to preserve capital.  As a result, FHLB has suspended the dividend paid on stock owned by banks that have outstanding FHLB borrowings, and has discontinued repurchasing excess stock if a bank reduces its borrowings.  Because of these actions by FHLB, management is committed to not placing more reliance on FHLB for additional borrowings.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Regulatory Capital Ratios

		Regulatory Requirements
		Adequately	Well
As of September 30, 2009	Capital Ratios	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets
Consolidated	16.0%	8.0%	10.0%
Bank	15.8%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	14.7%	4.0%	6.0%
Bank	14.6%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	9.5%	4.0%	5.0%
Bank	9.4%	4.0%	5.0%

As of September 30, 2008 (Bank only)
Total Capital to Risk-Weighted Assets	16.6%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	15.6%	4.0%	6.0%
Tier I Capital to Average Assets	10.3%	4.0%	5.0%

The dividends per share for the third quarter of 2009 were the same as the third quarter of 2008 at $0.31 per share.  Dividends are paid from current earnings and available retained earnings.  Management’s current capital plan calls for management to maintain tier I capital to average assets between 9.0% and 12.0%.  Management also desires a dividend payout ratio between 40% and 50%.  This ratio will vary according to income, but over the long term, management’s goal is to average a payout ratio in this range.  Since the amount of the dividends paid and the payout ratio are heavily dependent on income earned, management decided to reduce the dividend level in the fourth quarter of 2009 to $0.24 per share.  Management determined that a reduction in the quarterly dividend was prudent and appropriate given the current economic conditions.  Reducing the quarterly dividend will bring it more fully in line with lower current earning levels, which are primarily a result of substantially higher FDIC insurance premiums as well as a higher loan loss provision.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles.   This is recorded as accumulated other comprehensive income or loss in the capital section of the balance sheet.  An unrealized gain increases capital, while an unrealized loss reduces capital.  This requirement takes the position that if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss of the securities portfolio would directly impact the Corporation’s capital.  As of September 30, 2009, the Corporation showed unrealized gains, net of tax, of $867,000, compared to unrealized losses of $963,000 as of December 31, 2008, and $2,306,000 as of September 30, 2008.  The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

On June 30, 2008, 130,443 shares of treasury stock held as a result of previous stock purchase plans, less shares utilized for the Employee Stock Purchase Plan and Dividend Reinvestment Plan, were retired.  The retirement of treasury shares was required as part of the formation of ENB Financial Corp.  Treasury shares act as a reduction to capital; therefore, the retirement of treasury shares into common stock and capital surplus had no impact on the Corporation’s capital.  Since the formation of the Corporation on July 1, 2008, 50,400 shares of treasury stock have been repurchased, and 18,487 reissued with 31,913 treasury shares existing on September 30, 2009, with a cost basis of $816,000.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business.  A construction contract was signed in May 2009 for $1.5 million to renovate the Denver branch in 2009.  As of September 30, 2009, $809,000 was paid on this contract, and as of the report date, $1,026,000 has been paid.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Management signed a contract in March 2008 with the Corporation’s core processing vendor to conduct a comprehensive business processing improvement (BPI) engagement.  The majority of the engagement occurred over the six-month period beginning in July 2008.  Some benefits were realized in the fourth quarter of 2008 with an acceleration of benefits to occur in 2009 and subsequent years.   The financial goal of the BPI is to obtain $1.4 million to $2.2 million of annual pretax benefit through operational cost savings and revenue enhancements.  The strategic goal of the BPI engagement is to be a more efficient organization, with better customer service, at increased levels of profitability.  The fees for the entire BPI engagement were $756,000 plus travel-related expenses, which were billed through April 2009 at a rate of $68,700 per month.  All expenses related to this engagement have been paid.

Workforce realignment was a significant component of the Corporation’s BPI engagement.  In conjunction with the workforce realignment, a voluntary separation package was offered in September 2008 to all employees with twenty or more years of service.  On October 31, 2008, management established a $1,222,000 liability in connection with the voluntary separation package.  The liability covered all future separation obligations that were scheduled to be paid over 2009 and 2010 to 35 employees who accepted the package.  As of September 30, 2009, $299,000 remained to be paid of the initial $1,222,000 liability established.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments.  These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time.  As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2009.

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

September 30,
2009
$
Commitments to extend credit:
Revolving home equity	15,808
Construction loans	14,526
Real estate loans	5,036
Business loans	57,552
Consumer loans	2,482
Other	3,532
Standby letters of credit	12,991

Total	111,927

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the Corporation is subject to three primary risks:

•	Credit risk
•	Liquidity risk
•	Interest rate risk

The Board of Directors has established an Asset Liability Management Committee (ALCO) to measure, monitor, and manage these primary market risks.  The Asset Liability Policy has instituted guidelines for all of these primary risks, as well as other financial performance measurements with target ranges.  The Asset Liability goals and guidelines are consistent with the Strategic Plan goals.

Credit Risk

For discussion on credit risk refer to the sections in Item 2. Management’s Discussion and Analysis, on securities, non-performing assets, and allowance for loan losses.

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods.  Management monitors six-month, one-year, three-year, and five-year cumulative gaps to determine liquidity risk.  The Corporation was outside of internal gap guidelines for the one-year and three-year gap ratios as of September 30, 2009, with the one-year at 52% versus 60% guideline and the three-year at 72% versus 75% guideline.  Management believes during this period of prolonged historically low rates it is advantageous to reduce the amount of assets subject to repricing at these very low levels.  Management also believes that the Corporation’s large securities portfolio with the vast majority of these securities carrying unrealized gains is a readily accessible source of liquidity in the event any repositioning of assets is needed.  Management’s plan for the fourth quarter of 2009 calls for a small amount of securities to be utilized to pay off maturing FHLB advances, which will act to reduce the length of the Corporation’s assets and increase the average length of the Corporation’s borrowings.  This action will not only strengthen capital, but will also increase the one-year and three-year gap ratios.  While the ALCO believes it is advantageous to operate with lower gap ratios in the present environment, it is expected that these ratios will be back within guidelines by December 31, 2009.

In addition to cumulative maturity gap analysis discussed above, management utilizes a number of liquidity measurements that management believe has advantages over and gives better clarity to the Corporation’s  present and projected liquidity that the static gap analysis offers.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following liquidity measurements in an effort to monitor and mitigate liquidity risk:

•	Core Deposit Ratio – Core deposits as a percentage of assets
•	Funding Concentration Analysis – Alternative funding sources outside of core deposits as percentage of assets
•	Short-term Funds Availability – Readily available short-term funds as a percentage of assets
•	Securities Portfolio Liquidity – Cash flows maturing in one year or less as a percentage of assets and securities portfolio
•	Borrowing Limits – Internal borrowing limits in terms of both FHLB and total borrowings.
•	Three and Six-month Projected Sources and Uses of Funds

These measurements are designed to prevent undue reliance on outside sources of funding and ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources.  As of September 30, 2009, the Corporation was within guidelines for all of the above measurements.  These measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges.   Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

Interest Rate Risk

Interest rate risk is measured using two analytical tools:

•	Changes in net interest income
•	Changes in net portfolio value

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value.  The modeling is generally conducted under seven different interest rate scenarios.  The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, or 300 basis points, or decrease 100, 200, or 300 basis points.  The results obtained through the use of forecasting models are based on a variety of factors.  Both the income and fair value forecasts make use of the maturity and repricing schedules to determine the changes to the balance sheet over the course of time.  Additionally, there are many assumptions that factor into the results.  These assumptions include, but are not limited to, the following:

•	Projected interest rates
•	Timing of interest rate changes
•	Prepayment speeds on the loans and mortgage-backed securities
•	Anticipated calls on financial instruments with call options
•	Deposit and loan balance fluctuations
•	Economic conditions
•	Consumer reaction to interest rate changes

Each month, new financial information is supplied to the model and new forecasts are generated at least quarterly.  The model has the ability to automatically revise growth rates for assets and liabilities, and reinvestment rates for interest earning and bearing funds based on a databank of historical financial information and key interest rates that the model retains.  Personnel perform an in-depth annual validation and quarterly review of the settings and assumptions used in the model to ensure reliability of the forecast results.  Back testing of the model to actual results is performed quarterly to ensure the validity of the assumptions in the model.  Both the validation and back testing indicate that the model assumptions are reliable.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

increases in the cost of funds than increases in asset yield.  Likewise, if rates go down, there would be sharper reductions in the cost of funds than decreases to asset yield, causing an increase to net interest income.

The analysis projects the net interest income expected in the seven rate scenarios on a one-year time horizon.  As of September 30, 2009, the Corporation was within guidelines for the maximum amount of net interest income declines given all seven rate scenarios.  The Corporation’s projected net interest income fluctuations given the seven different rate scenarios did not change materially from December 31, 2008.

As of September 30, 2009, the Federal funds target rate was between 0.00% and 0.25%, so it is likely the Federal Reserve will not lower rates any further.  This means the Corporation’s primary concern in this current rate environment is with higher interest rate scenarios; therefore, they are reviewed with more scrutiny.  For the rates up scenarios of 100, 200, and 300 basis points, the net interest income decreases slightly compared to the rates unchanged scenario.  Unlike the rates down scenarios, the amount of negative impact of rising rates is very minimal and the larger rate movements do not get progressively worse.  The rates up 200 and 300 basis points show slight improvements over the rates up 100 basis points.  The limited negative impact of higher rates is because the impact of assets repricing to higher rates nearly offsets the normal liability sensitivity of the Corporation, where a larger amount of liabilities reprice than assets.  In the rates up scenarios, most of the Corporation’s variable rate loans reprice higher by the full amount of the Federal Reserve’s action; whereas management is generally able to limit the amount of liability repricing to a fraction of the rate increase.  Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly over the next twelve months.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk.  The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates.  The calculation of net portfolio value discounts future cash flows to the present value based on current market rates.  The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned under “Changes in Net Interest Income” above.  As of September 30, 2009, the Corporation was within guidelines for all scenarios.  The Corporation’s projected changes in net portfolio value given the seven different rate scenarios did not change materially from December 31, 2008.

The weakness with the net portfolio analysis is that it assumes liquidation of the Corporation rather than as a going concern.  For that reason, it is considered a secondary measurement of interest rate risk to “Changes in Net Interest Income” discussed above.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Accounting Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Accounting Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2009, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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
September 30, 2009

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

Since the December 31, 2008, Form 10-K and the June 30, 2009, Form 10-Q.  Management has identified the following additional risk factor:

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value.  When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary.  If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings.  Changes in the expected cash flows of these securities and/or prolonged price declines have resulted and may result in our concluding in future periods that there is additional impairment of these securities that is other than temporary, which would require a charge to earnings to write down these securities to their fair value.  Due to the complexity of the calculations and assumptions used in determining whether an asset, such as private CMO securities, is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

Item 2.    Unregistered Sales of Equity Securities and use of Proceeds – Nothing to Report

Item 3.    Defaults Upon Senior Securities – Nothing to Report

Item 4.    Submission of Matters to a Vote of Security Holders – Nothing to Report

Item 5.    Other Information – Nothing to Report

Index

ENB FINANCIAL CORP

Item 6.  Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Incorporation of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	2001 Employee Stock Purchase Plan	****

11	Statement re: computation of per share earnings	4
	(Included on page 4 herein)

31.1	Section 302 Chief Executive Officer Certification	49

31.2	Section 302 Principal Financial Officer Certification	50

32.1	Section 1350 Chief Executive Officer Certification	51

32.2	Section 1350 Principal Financial Officer Certification	52

*	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.

**	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on March 18, 2009.

***	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2008.

****	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.

Index

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: November 12, 2009	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
President & CEO

Dated: November 12, 2009	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

Index

ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on March 18, 2009.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2001 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 49
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 50
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 51
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 52