Form 10-K
period 2009-12-31
ENB Financial Corp
filed 2010-03-25
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number 000-53297

ENB Financial Corp
(Exact name of registrant as specified in its charter)

Pennsylvania	51-0661129
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

31 E. Main St. Ephrata, PA	17522
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code        (717) 733-4181

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
Yes ☒           No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐           No ☐

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
Yes  ☐           No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, was approximately $42,015,535.

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2010, was 2,839,000.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be held on May 4, 2010, is incorporated into Parts III and IV hereof.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document.  These factors include, but are not limited to, the following:

•	Economic conditions
•	Monetary and interest rate policies of the Federal Reserve Board
•	Volatility of the securities markets
•	Effects of deteriorating market conditions, specifically the effect on loan customers to repay loans
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Changes in deposit flows, loan demand, or real estate and investment securities values
•	Changes in accounting principles, policies, or guidelines
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

General

ENB Financial Corp (“the Corporation”) is a bank holding company that was formed on July 1, 2008.  The Corporation’s wholly owned subsidiary, Ephrata National Bank (“the Bank”), is a full service commercial bank organized under the laws of the United States.  Presently, no other subsidiaries exist under the bank holding company.  The Corporation and the Bank are both headquartered in Ephrata, Lancaster County, Pennsylvania.  The Bank was incorporated in 1881 pursuant to the United States National Bank Act under a charter granted by the Office of the Comptroller of the Currency (OCC).  The Federal Deposit Insurance Corporation (FDIC) insures deposit accounts to the maximum extent provided by law.  The Corporation’s retail, operational, and administrative offices are all located in northern Lancaster County, Pennsylvania, the Corporation’s primary market area.

The basic business of the Corporation is to provide a broad range of financial services to individuals and small-to-medium-sized businesses in Northern Lancaster County and surrounding market areas.  The Corporation utilizes funds gathered through deposits from the general public to originate loans.  The Corporation offers time, demand, and savings deposits and secured and unsecured commercial, real estate, and consumer loans.  Ancillary services

ENB FINANCIAL CORP

that provide added convenience for our customers include direct deposit and direct payments of funds through Electronic Funds Transfer, ATMs linked to the Star ™® network, telephone and internet banking, MasterCard™® debit cards, Visa™® or MasterCard credit cards, and safe deposit box facilities.  The Corporation also offers a full complement of trust and investment advisory services through ENB’s Money Management Group.

As of December 31, 2009, the Corporation employed 217 persons, consisting of 172 full-time and 45 part-time employees.  The number of full-time employees decreased by eight and the number of part-time employees remained the same from the previous year-end.  The decline in total employees was attributable to the prior year’s organizational realignment and the last of the employees who accepted a voluntary separation package leaving the Corporation.  A collective bargaining agent does not represent the employees.

Operating Segments

The Corporation’s business is providing financial products and services.  These products and services are provided through the Corporation’s wholly owned subsidiary, the Bank.  The Bank is presently the only subsidiary of the Corporation, and the Bank only has one reportable operating segment, community banking, as described in Note A of the Notes to the Consolidated Financial Statements included in this Report.  The segment reporting information in Note A is incorporated by reference into this Part I, Item 1.

Business Operations

Products and Services with Reputation Risk

The Corporation offers a diverse range of financial and banking products and services.  In the event one or more customers and/or governmental agencies becomes dissatisfied with or objects to any product or service offered by the Corporation, negative publicity with respect to any such product or service, whether legally justified or not, could have a negative impact on the Corporation’s reputation.  The discontinuance of any product or service, whether or not any customer or governmental agency has challenged any such product or service, could have a negative impact on the Corporation’s reputation.

Market Area and Competition

The Corporation’s primary market area is northern Lancaster County, Pennsylvania; however, the Corporation’s market area also extends into contiguous Berks, Lebanon, and Chester Counties.  The area served by the Corporation is a mix of rural communities and small to mid-sized towns.  The Corporation’s service area is located just south of the Pennsylvania turnpike between the greater metropolitan areas of Philadelphia and Harrisburg and the smaller cities of Reading and Lancaster. Lancaster County ranks high nationally as a favored place to reside due to its scenic farmland, low cost of living, diversity of the local economy, and proximity to large cities.  As a result, the area is experiencing strong population growth and development.

In the course of attracting and retaining deposits, and originating loans, the Corporation faces considerable competition.  The Corporation competes with other commercial banks, savings and loan institutions, and credit unions for traditional banking products, such as deposits and loans.  Additionally, the Corporation competes with consumer finance companies for loans, mutual funds, and other investment alternatives for deposits.  The Corporation competes for deposits based on the ability to provide a range of products, low fees, quality service, competitive rates, and convenient locations and hours.  The competition for loan origination generally relates to interest rates offered, products available, quality of service, and loan origination fees charged. Several competitors within the Corporation’s primary market have substantially higher legal lending limits that enable them to service larger loans.

The Corporation continues to assess the competition and market area to determine the best way to meet the financial needs of the communities it serves.  Management strategically addresses these competitive issues by determining the new products and services to be offered as well as investing in the expertise of staffing for expansion of the Corporation’s services.

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses.  No substantial portion of loans or

ENB FINANCIAL CORP

investments is concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in northern Lancaster County, Pennsylvania.  The business activities of the Corporation are not seasonal in nature.  Financial instruments with concentrations of credit risk are described in Note Q of the Notes to Consolidated Financial Statements included in this Report.  The concentration of credit risk information in Note Q is incorporated by reference into this Part I, Item 1.

Supervision and Regulation

General Overview

Bank holding companies operate in a highly regulated environment and are routinely examined by federal and state regulatory authorities.  The following discussion concerns various federal and state laws and regulations and the potential impact of such laws and regulations on the Corporation and the Bank.

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

Supervision and Regulation of the Corporation

The Holding Company Act of 1956.

On the day of the reorganization, the Corporation became subject to the provisions of the Holding Company Act of 1956, as amended, and to supervision by the Federal Reserve Board.  The following restrictions apply:

•
General Supervision by the Federal Reserve Board.  As a bank holding company, the Corporation’s activities are limited to the business of banking and activities closely related or incidental to banking.  Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board.  The Federal Reserve Board has adopted a risk-focused supervision program for small shell bank holding companies that is tied to the examination results of the subsidiary bank.  The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  As a result, the Federal Reserve Board may require that the Corporation stand ready to provide adequate capital funds to the Bank during periods of financial stress or adversity.

•	Restrictions on Acquiring Control of Other Banks and Companies. A bank holding company may not:

o	acquire direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of any bank, or
o	merge or consolidate with another bank holding company, without prior approval of the Federal Reserve Board.

In addition, a bank holding company may not:

o	engage in a non-banking business, or
o	acquire ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business,

unless the Federal Reserve Board determines the business to be so closely related to banking as to be a

ENB FINANCIAL CORP

proper incident to banking.  In making this determination, the Federal Reserve Board considers whether these activities offer benefits to the public that outweigh any possible adverse effects.

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

The risk-based capital guidelines are required to take adequate account of interest rate risk, concentrations of credit risk, and risks of nontraditional activities.

•
Capital Leverage Ratio Requirements.  The Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier I capital, as determined under the risk-based capital guidelines, equal to 3% of average total consolidated assets for those bank holding companies that have the highest regulatory examination rating and are not contemplating or experiencing significant growth or expansion.  All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum.  The Bank is subject to similar capital requirements pursuant to the Federal Deposit Insurance Act.

•
Restrictions on Control Changes.  The Change in Bank Control Act of 1978 requires persons seeking control of a bank or bank holding company to obtain approval from the appropriate federal banking agency before completing the transaction.  The law contains a presumption that the power to vote 10% or more of voting stock confers control of a bank or bank holding company.  The Federal Reserve Board is responsible for reviewing changes in control of bank holding companies.  In doing so, the Federal Reserve Board reviews the financial position, experience and integrity of the acquiring person, and the effect the change of control will have on the financial condition of the Corporation, relevant markets, and federal deposit insurance funds.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act (SOX), also known as the “Public Company Accounting Reform and Investor Protection Act,” was established in 2002 and introduced major changes to the regulation of financial practice.  SOX was established as a reaction to the outbreak of corporate and accounting scandals, including Enron and Worldcom.  SOX represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and

ENB FINANCIAL CORP

corporate reporting.  SOX is applicable to all companies with equity or debt securities that are either registered, or  file reports under the Securities Exchange Act of 1934.  In particular, SOX establishes: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Principal Executive Officer and Principal Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) increased civil and criminal penalties for violations of the securities laws.  Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC.

Congress determined that the primary responsibility for enacting, implementing, and enforcing the new rules brought about by SOX would be that of the U.S. Securities and Exchange Commission (SEC).  While some provisions of SOX became effective upon enactment on July 30, 2002, the other provisions became effective as the SEC adopted various rules.  The SOX requirements have been deferred a number of times for the Corporation, previously as a non-accelerated filer, and more recently, as a smaller reporting company.

To ensure greater investor confidence in corporate disclosures from public companies, SOX restricts the services that public accounting firms can provide to publicly traded companies.  The Corporation does not engage the same professional accounting firm for external and internal auditing.

Section 404 of SOX requires publicly held companies to document and test their internal controls that impact financial reporting and report on the findings, known as Section 404a.  External auditors also must test and report on the effectiveness of a company’s internal controls to ensure accurate financial reporting, which is known as Section 404b.  Companies must report any deficiencies or material weaknesses in their internal controls, as well as their remediation efforts.

Accelerated and large accelerated filers have had to comply with Sections 404a and 404b of SOX in their annual reports since 2004, with their auditors required to report on the effectiveness of internal controls.  An accelerated filer is defined as having between $75 million and $700 million of publicly traded market capitalization; large accelerated filers are companies with over $700 million of publicly traded market capitalization as of the end of their second quarter.  Non-accelerated filers with publicly traded market capitalization under $75 million were not required to comply with Section 404b until recently.  The Corporation was considered a non-accelerated filer through 2007, and therefore was only subject to Section 404a.  The Corporation currently meets the definition of a smaller public company as it has a public equity float of approximately $47 million as of June 30, 2009.

During 2005, as the SEC and Public Company Accounting Oversight Board (PCAOB) jointly reviewed the 2004 annual reporting and evaluated the impact of SOX on these accelerated filers, it was apparent that the experience was difficult and costly, requiring more resources, people, and time than expected.  The SEC was particularly concerned about the cost and other difficulties that smaller companies would face in preparing to implement Section 404.  As a result, the requirement for non-accelerated filers, and subsequently smaller reporting companies, to comply with Section 404b was delayed and has since been delayed several times.

During 2007, the SEC issued rulings on several parts of Section 404.  The 2007 SEC ruling refined the definitions of material weakness and significant deficiencies under Section 404a that management would be required to disclose if determined that such weaknesses or deficiencies existed in the internal controls over financial reporting.  The rule also refined parts of Section 404b regarding the independent registered public accounting firm requirement of attesting to the effectiveness of the Corporation’s internal control structure over financial reporting.  It allowed the independent registered public accounting company to place more reliance on the testing of internal controls over financial reporting done by management or the Corporation’s internal auditors.  Section 404b was expected to be required for financial years ending on or after December 15, 2008.  The SEC also expanded the definitions of smaller public companies beyond non-accelerated filers to include a new definition of smaller reporting company.   The smaller reporting company definition was more favorable to smaller businesses that qualified under certain conditions.  Those public companies with public floats under $75 million that did not qualify under the smaller reporting company were considered non-accelerated filers.  Both were not subject to Section 404b at the time.  The non-accelerated filers also included publicly traded companies that previously did have a public float over $75 million but were now less than $50 million due to market conditions.  In 2007, the Corporation existed in the name of Ephrata National Bank and filed as a non-accelerated filer.

In February 2008, the SEC proposed a rule that extended the date for independent auditor attestation to first be included for years ended on or after December 15, 2009.  On July 1, 2008, the Corporation came into existence as

ENB FINANCIAL CORP

ENB Financial Corp, which succeeded Ephrata National Bank.  With the new entity and new SEC registration statement, the Corporation changed the filing status from non-accelerated filer to smaller reporting company.  An issuer has the ability to determine its filing status on an annual basis.

On October 2, 2009, the SEC announced, concurrent with the release of its most recent cost-benefit study, that the Commission was granting a final deferral of the effective date of Section 404b for small companies, extending the deadline to annual reports for fiscal years ending after June 15, 2010.  As a result, management does not believe there will be further extensions to Section 404b and is proceeding based on attestation being performed on the Corporation’s controls for the year ending December 31, 2010.

Permitted Activities for Bank Holding Companies

The Federal Reserve Board permits bank holding companies to engage in activities so closely related to banking or managing or controlling banks as to be a proper incident of banking.  In 1997, the Federal Reserve Board significantly expanded its list of permissible non-banking activities to improve the competitiveness of bank holding companies.  The following list includes activities that a holding company may engage in, subject to change by the Federal Reserve Board:

•	Making, acquiring, or servicing loans and other extensions of credit for its own account or for the account of others.

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

•
Performing functions or activities that may be performed by a trust company, including activities of a fiduciary, agency, or custodial nature, in the manner authorized by federal or state law, so long as the holding company is not a bank.

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

ENB FINANCIAL CORP

o
providing general information, statistical forecasting, and advice concerning any transaction in foreign exchange, swaps, and similar transactions, commodities, options, futures, and similar instruments;

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

•	Providing career counseling services to:

o	a financial organization and individuals currently employed by, or recently displaced from, a financial organization;
o	individuals who are seeking employment at a financial organization; and
o	individuals who are currently employed in or who seek positions in the finance, accounting, and audit departments of any company.

•	Support services:

o	providing limited courier services; and

ENB FINANCIAL CORP

o	printing and selling checks and related items requiring magnetic ink character recognition.

•	Insurance agency and underwriting:

o
Subject to various limitations, acting as principal, agent, or broker for credit, life, accident, health, and unemployment insurance that is directly related to an extension of credit by a holding company or any of its subsidiaries.

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

•	Making equity and debt investments in corporations or projects designed primarily to promote community welfare, and providing advisory services to these programs.

•	Subject to various limitations, providing others with financially oriented data processing or bookkeeping services.

•	Issuing and selling money orders, travelers' checks, and United States savings bonds.

•
Providing consumer financial counseling that involves counseling, educational courses, and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance, and general investment management, so long as this activity does not include the sale of specific products or investments.

•	Providing tax planning and preparation advice.

Permitted Activities for Financial Holding Companies

The Gramm-Leach-Bliley Financial Services Modernization Act became law in November 1999 and amends the Holding Company Act of 1956 to create a new category of holding company - the financial holding company.  To be designated as a financial holding company, a bank holding company must file an application with the Federal Reserve Board (FRB).  The corporation must be and remain well capitalized and well managed, as determined by FRB regulations and maintain at least a satisfactory examination rating under the Community Reinvestment Act.  Once a bank holding company becomes a financial holding company, the holding company or its affiliates may engage in any activities that are financial in nature or incidental to financial activities.  Furthermore, the Federal Reserve may approve a proposed activity if it is complementary to financial activities and does not threaten the safety and soundness of banking.  The Act provides an initial list of activities that constitute activities that are financial in nature, including:

•	lending and deposit activities,
•	insurance activities, including underwriting, agency, and brokerage,
•	providing financial investment advisory services,
•	underwriting in, and acting as a broker or dealer in, securities,
•	merchant banking, and
•	insurance company portfolio investment.

The Corporation is currently not a financial holding company.

ENB FINANCIAL CORP

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

The Corporation is a member of the Federal Reserve System.  Therefore, the policies and regulations of the Federal Reserve Board have a significant impact on many elements of the Corporation’s operations, including:

•	Loan and deposit growth
•	Rate of interest earned and paid
•	Levels of liquidity
•	Levels of required capital

Management cannot predict the effect of changes to such policies and regulations upon the Corporation’s business model and the corresponding impact they may have on future earnings.

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures.  Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.”  For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2009.  This designation has benefited the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate.  The Bank was utilizing a one-time credit against calculated quarterly FDIC assessments.  This credit was fully utilized in the second quarter of 2008, upon which the Bank began to pay FDIC insurance again.  The FDIC adjusts the insurance rates when necessary.  The FDIC insurance rate increased by 140% in 2009.  This increase is designed to replenish the FDIC fund due to 2008 bank failures and to provide for additional FDIC insurance coverage on deposit accounts.  The insurance coverage increases include a FDIC insurance increase from $100,000 to $250,000, and unlimited insurance coverage on non-interest bearing deposits and interest bearing deposit balances with rates less than or equal to 0.50%.  The total FDIC assessments paid by the Bank in 2009 were $966,000.

In addition to FDIC insurance costs, the Bank is subject to assessments to pay the interest on Financing Corporation Bonds.  Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions.  These assessment rates are set quarterly.  The total Financing Corporation assessments paid by the Bank in 2009 were $56,000.

FDIC Insurance Premium Increase

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning in the second quarter of 2009, for well-managed, well-capitalized banks to a range between 12 and 16 cents per $100 of insured deposits on an annual basis.  As a result, the Bank’s total regular insurance premiums for 2009, which were paid from earnings, increased by approximately $792,000, or 344.3%.

The FDIC also voted to impose a special assessment of 5 basis points on all FDIC-insured banks to be collected on September 30, 2009.  This special assessment totaled $326,000.  In the third quarter of 2009, the FDIC announced that they would be requesting that banks prepay three years worth of assessments at the end of 2009 to help

ENB FINANCIAL CORP

replenish the severely depleted Deposit Insurance Fund (DIF).  The Corporation paid $2.3 million in prepaid FDIC insurance on December 30, 2009.  The entire amount was recorded as a prepaid expense (asset).  As of December 31, 2009, and each quarter thereafter, the Corporation will record an expense (charge to earnings) for its regular quarterly assessment for the quarter with an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the Corporation will record an accrued expense payable each quarter for the assessment payment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 30, 2014, any remaining amount will be returned to the Corporation.

Community Reinvestment Act

Under the Community Reinvestment Act (CRA), as amended, the OCC is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community that they serve.  The Act focuses specifically on low and moderate income neighborhoods.  The OCC takes an institution’s CRA record into account in its evaluation of any application made by any of such institutions for, among other things:

•	Approval of a new branch or other deposit facility
•	Closing of a branch or other deposit facility
•	An office relocation or a merger
•	Any acquisition of bank shares

The CRA, as amended, also requires that the OCC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate income neighborhoods.  This evaluation includes a descriptive rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance, along with a statement describing the basis for the rating.  These ratings are publicly disclosed.  The Bank received an outstanding rating on the most recent CRA Performance Evaluation completed on April 13, 2009.

Capital Adequacy

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), institutions are classified in one of five defined categories as illustrated below:

Capital Category	Total Risk-Based Ratio	Tier 1 Risk-Based Ratio	Tier 1 Leverage Ratio

Well Capitalized	> 10.0	> 6.0	> 5.0
Adequately Capitalized	> 8.0	> 4.0	> 4.0*
Undercapitalized	< 8.0	< 4.0	< 4.0*
Significantly Undercapitalized	< 6.0	< 3.0	< 3.0
Critically Undercapitalized			< 2.0

*3.0 for those banks having the highest available regulatory rating.

The Bank’s capital ratios exceed the regulatory requirements to be considered Well Capitalized for Total Risk-Based Capital, Tier 1 Risk-Based Capital, and Tier 1 Leverage Capital.  The Capital Ratio table and consolidated financial statement Note N – Regulatory Matters and Restrictions, are incorporated by reference herein, from Item 8, and made a part hereof.  Note N discloses capital ratios for both the Bank and the Corporation, shown as Consolidated.

During 2009, capital adequacy became a primary focus of regulators in light of the challenging financial conditions of the past two years which have caused a larger number of bank failures, higher loan losses, and lower earnings levels of financial institutions.  In 2008, there were 25 bank failures, while in 2009, the number climbed to 140.  As of March 1, 2010, 22 banks had failed in 2010.  As a result, regulators were discussing and also acting to require banks with weaker capital levels to maintain levels higher than the regulatory minimums.  The most commonly discussed new possible capital levels for well capitalized institutions have been 8% rather than 5% for Tier 1 Leverage, 10% rather than 6% for Tier 1 Risk-Based, and 12% rather than 10% for Total Risk-Based Capital.  These discussed levels, and the associated higher levels for the related lower rated categories, have not been approved as of the time of this filing.  However, management is aware of regulatory practices that are requiring that these levels of capital be attained.  Management expects higher regulatory capital levels to be enacted in 2010 but is not able to predict what those levels will be.

ENB FINANCIAL CORP

Prompt Corrective Action

In the event an institution’s capital deteriorates to the Undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including:

•	Implementation of a capital restoration plan and a guarantee of the plan by a parent institution
•	Placement of a hold on increases in assets, number of branches, or lines of business

If capital reaches the significantly or critically undercapitalized level, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management, and (in critically undercapitalized situations) appointment of a receiver.  For well-capitalized institutions, FDICIA provides authority for regulatory intervention where they deem the institution to be engaging in unsafe or unsound practices, or if the institution receives a less than satisfactory examination report rating for asset quality, management, earnings, liquidity, or sensitivity to market risk.

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

The Bank has a policy in place that offers general employees more favorable loan terms than those offered to non-employee customers.  The Bank’s policy on loans to insiders allows insiders to participate in the same favorable rate and terms offered to all other employees; however, any loan to an insider must receive the approval of the Bank’s Board of Directors.

Legislation and Regulatory Changes

From time to time, legislation is enacted that has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions are frequently made in Congress, and before various regulatory agencies.  No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Corporation’s operations.  See Item 1A. Risk Factors for more information.

In the following section, certain significant enacted or proposed legislation is discussed that either has impacted, or is likely to impact the Corporation.  Certain legislation was enacted several years ago that had phase-in periods or requirements that only began impacting the Corporation in 2008.  Other significant legislation, like the USA Patriot Act, was enacted several years ago and continues to be a focus of regulatory agencies.  The sub-prime crisis which became apparent in 2007, and the broader credit crisis that followed in 2008, resulted in a number of very historical legislative changes that occurred in late 2008, and continue to the time of this report.  This legislation, along with other legislation currently under consideration by Congress or various regulatory or professional agencies, is also discussed below.

New Legislation and Regulations

Regulation E – Electronic Fund Transfer Act

ENB FINANCIAL CORP

On November 17, 2009, the Federal Reserve Board announced a final rule requiring consumer consent for overdraft fees on ATM and one-time debit card transactions.  The rule requires affirmative consumer consent, referred to as opt-in, for charging overdraft fees on these types of transactions.  Issued on November 12, 2009, as an amendment to Regulation E, which implements the Electronic Fund Transfer Act, the final rule has a July 1, 2010, mandatory compliance date.  The new rule’s prohibitions and requirements are extensive including:

•	Obtaining valid consent
•	Description of the issuer’s overdraft policies and the fees imposed
•	Confirmation of opt-in
•	Notification of customer rights

Check, ACH payments, and recurring debit card transactions that create overdrafts, such as regular bill payments on a VISA-branded debit card, are not subject to the new rule.  As a result, an issuer may charge overdraft fees for these transactions without an opt-in.

Under the new regulation, an issuer is prohibited from providing different account terms, conditions, and features to customers who do not opt in.  Also, an issuer is prohibited from conditioning the payment of overdrafts falling outside the rule on a customer’s consent to payment of fees on ATM and one-time debit card overdrafts.  This means that to comply with the new rule, an issuer cannot simply decline payment of all debit card overdrafts of a customer who does not opt in and instead must install a system that can read the codes used by merchants to distinguish between recurring and non-recurring transactions.  The FRB established July 1, 2010, as the mandatory implementation date in large part due to the practical difficulties of installing such a system.

On accounts opened before July 1, 2010, issuers may continue to charge overdraft fees for paying ATM or one-time debit transactions without a customer’s opt-in until August 15, 2010.  Issuers are permitted to obtain opt-ins at any time before July 1, 2010, as long as the opt-in satisfies all requirements of the new rule.  Opt-ins must be honored as soon as they are received.

Management has evaluated and continues to evaluate the impact of this legislation.  Presently, management anticipates a 30% to 50% reduction in overdraft fees after these regulatory changes take place in July 2010.

Regulation Z – Truth in Lending Act

The Truth in Lending Act was initially enacted to require financial institutions to provide standardized information or disclosures for consumers to use and consider when determining the cost of credit. This regulation has seen more changes than any other during the last eighteen months of legislative activity. The Home Ownership and Equity Protection Act, the Mortgage Disclosure Improvement Act of 2008, the Higher Education Opportunity Act, and the Credit Card Accountability and Responsibility Act of 2009 have all amended this regulation for the purpose of providing consumer protection.  Some of the protections realized by the amendments are:

•	The identification of Higher-Priced Mortgage Loans (HPML) and the establishment of the Average Prime Offer Rate to be used as an index with defined margins to identify these loans
•	Mandated disclosure formats, disclosure delivery schedules, and permissible loan closing schedules based on the delivery of required disclosure documents
•	Disclosure of loan payment processing and account crediting procedures
•	Open End Line of Credit periodic statements are to be issued at least 21 days before payment due date

The Fair and Accurate Credit Transactions (FACT) Act

The FACT Act was passed by Congress in November 2003, and signed into law by the President on December 4, 2003.  The FACT Act amended the Fair Credit Reporting Act (FCRA), which was originally passed in 1978.  The FCRA has been revised and amended several times since it first became law, the FACT Act being the most recent amendment.  The purpose of the FACT Act is to require consumer agencies, creditors, and others to implement procedures that:

•	Assist in remedying identity theft
•	Improve consumer credit report dispute resolution
•	Improve the accuracy of consumer credit records

ENB FINANCIAL CORP

•	Improve the access to, and use of credit reports

The final rule for Section 214 of the FACT Act was published in the Federal Register on October 30, 2007, and became effective on January 1, 2008.  This section, entitled the “Affiliate Marketing Rule,” mandates that consumers be given an opportunity to “opt out” before a company uses information provided by an affiliate company to market its products and services to the consumer.  The final rule prohibits the use of information obtained from the consumer’s transactions or account relationship with an affiliate, the consumer’s application, credit reports, or other third party sources if the consumer is not given notice, reasonable opportunity, and a simple method to opt out of any prospective solicitations.

Section 114, “Identity Theft Red Flags,” and Section 315, “Address Discrepancy,” final rules were published in the Federal Register on November 9, 2007, and became effective on January 1, 2008. The “Identity Theft Red Flags” rules require financial institutions to develop and implement an Identity Theft Prevention Program to protect new and existing accounts from the risk of identity theft. Policies and procedures must be enacted to detect, prevent, and mitigate identity theft and enable financial institutions to:

•	Identify relevant patterns, practices, and specific forms of activity that are red flags signaling possible identity theft and incorporate those red flags into their program;
•	Detect red flags that have been incorporated into their program;
•	Respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and
•	Ensure their program is updated periodically to reflect changes in risks from identity theft.

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

The final rule for Section 312 of the FACT Act was published in the Federal Register on July 1, 2009, and becomes effective on July 1, 2010.  This section, entitled the “Procedures to Enhance the Accuracy and Integrity of Information Furnished to Consumer Reporting Agencies,” mandates that financial institutions establish and implement reasonable written policies and procedures to insure the accuracy and integrity of the information they furnish to consumer reporting agencies about their clients’ credit activities.

USA Patriot Act

On March 9, 2006, the President signed the USA Patriot Improvement and Reauthorization Act of 2005 into law.  This enactment extended the requirements of the original act signed into law in October 2001. The rules, developed by the Secretary of the Treasury, require that the Bank have procedures in place to:

•	Verify the identity of persons applying to open an account
•	Ensure adequate maintenance of the records used to verify a person’s identity, and
•	Determine whether a person is on any U.S. governmental agency list of known or suspected terrorists, or a terrorist organization.

The regulators continue to stress the importance of the Bank Secrecy Act.  The OCC is enhancing the risk assessment requirements for banks.  These include requiring banks to report risk assessments on bank products, customers, and geographies.

The Corporation has implemented the required internal controls and continues to enhance the policies, procedures, and monitoring programs to ensure proper compliance.  The Corporation has purchased software to automate the monitoring activities that are required for money laundering and suspicious activity.

Government Sponsored Entities Takeover – September 7, 2008

On September 7, 2008, the U.S. Treasury Department took the unprecedented action of placing the government sponsored entities (GSE) of Fannie Mae and Freddie Mac under conservatorship.  Fannie Mae and Freddie Mac are government mortgage finance companies that were established with governmental backing to assist the public with affordable home ownership.  Fannie Mae was created in the 1930’s under President Franklin D. Roosevelt’s “New

ENB FINANCIAL CORP

Deal” plan to revive the economy.  Freddie Mac was started in 1970.  The companies were designed primarily to lower the cost of home ownership by buying mortgages from lenders, freeing up cash at banks to make more loans.  They make money by financing mortgage-asset purchases with low-cost debt and on guarantees of home-loan securities they create out of loans from lenders.

When housing prices declined significantly in 2008 and recessionary conditions began, the health of these government sponsored entities deteriorated and both were incurring unprecedented losses.  The financial condition of the two GSEs had declined to the point that their survival and the backing of their mortgage-backed debt was called into question.  As a result, the U.S. government stepped in and effectively became the owner of these entities by taking a priority position in the preferred stock of these entities.  Due to the huge amount of GSE debt held by institutions and governments all over the world, the U.S. Treasury Department believed taking over the entities was the most appropriate course of action to ensure the backing of this debt and provide support for the credit markets in general.  As a result of the government’s action, Fannie Mae and Freddie Mac mortgage-backed instruments were able to hold on to an AAA rating by the major rating services.  While government action backed the creditors, the preferred equity holders were left in a very weak position.  As a result, the Corporation initially took impairment and then sold its remaining preferred Fannie Mae stock position in the fourth quarter of 2008.

It is likely the U.S. Treasury Department will continue to hold both Fannie Mae and Freddie Mac under conservatorship until a new regulatory solution is found.  As recent as January 2010, Chairman of the House Financial Services Committee, Barney Frank, said his committee would push to replace Fannie Mae and Freddie Mac with a different model for U.S. mortgage financing.   Treasury Secretary Timothy Geithner said that he does not believe Congress will be able to pass legislation restructuring these two companies until 2011.  Barney Frank has also commented that Fannie and Freddie bond holders should not assume that government will pay the full value of these investments as Congress retools the companies.  While Fannie Mae and Freddie Mac debt is not guaranteed by the U.S. government, as GSEs, they do have the implicit backing of the government, as demonstrated by government actions to date.  The economic ramifications of the U.S. government not fully backing Fannie Mae and Freddie Mac debt would be severe and felt worldwide as many foreign countries have purchased this debt.  Based on book value, the Corporation owned $36.6 million of mortgage-backed securities and $27.2 million of collateralized mortgage obligations of Fannie Mae and Freddie Mac as of December 31, 2009.  The Corporation also owned $4 million of Freddie Mac debt instruments as of December 31, 2009.   It is anticipated that the Corporation’s Fannie Mae and Freddie Mac security holdings will decline throughout 2010 as management has been directing the majority of newer investments into Ginnie Mae securities backed by the full faith and credit of the U.S. Government.

FDIC Insurance Reform

On October 3, 2008, the President signed the Emergency Economic Stabilization Act (EESA) of 2008.  This legislation temporarily raised the federal deposit insurance coverage limit per depositor from $100,000 to $250,000 through 2009.  In the second quarter of 2009, the Senate voted in favor of the Deposit Insurance Bill S. 896, which extends the FDIC’s borrowing authority with the U.S. Treasury from $30 billion to $100 billion, with emergency funding up to $500 billion.  The legislation also extended the temporary deposit insurance coverage increase to $250,000 through the end of 2013.  Additionally, the FDIC announced the details of its Temporary Liquidity Guarantee Program (TLGP) on October 14, 2008.  The purpose of this program is to strengthen confidence and encourage liquidity in the nation’s banking system.  This program is composed of two components:

•
The Debt Guarantee Program (DGP) under which the FDIC will guarantee certain newly issued senior unsecured debt issued on or after October 14, 2008, and before June 30, 2009, by participating financial institutions.  Financial institutions not desiring to participate in this program had to elect to opt out of this component.  The Corporation does not issue senior unsecured debt and therefore opted out of this program.

•
The Transaction Account Guarantee (TAG) program is the program under which the FDIC will provide full deposit insurance coverage for all of a bank’s non-interest bearing deposit transaction accounts regardless of the dollar amount.  Negotiable Order of Withdrawal (NOW) accounts with interest rates less than or equal to 0.5% and Interest on Lawyer Trust Accounts (IOLTA) are also covered by this extended coverage.  This guarantee is temporary, expiring on June 30, 2010.  The TAG program requires a bank to disclose to its customers if it is or is not participating in the program.  A participating bank is also required to give a second disclosure to customers who have an agreement that sweeps money from a non-interest bearing transaction account to an interest bearing account or non-transaction account.  This disclosure must inform the customer that a transfer to an interest bearing account could decrease the customer’s FDIC

ENB FINANCIAL CORP

deposit insurance coverage.  The Corporation’s cost of the premium for the TAG program is very small compared to FDIC insurance coverage.  Total TAG costs for 2009 were less than $10,000.

Capital Purchase Program of the Emergency Economic Stabilization Act of 2008 (EESA)

When the EESA of 2008 was passed on October 3, 2008, with $700 billion of funding, the initial focus of the Act was to provide rapid relief to the banking and finance industry by purchasing troubled assets, primarily mortgage-related debt.  The Troubled Asset Relief Program (TARP) was developed to purchase sub-prime debt and other impaired mortgage-backed instruments.  Due to the rapidly declining health of large banks, brokerage houses, and insurance companies, the initial focus of the government purchasing troubled mortgage-backed instruments was quickly changed to direct capital injections into the largest banks, and later regional and larger community banks.  While “TARP” was the standard phrase for banks receiving U.S. Treasury funding, the Capital Purchase Program (CPP) was actually the program established for the U.S. Treasury to invest in the nation’s banks by taking a senior cumulative preferred stock position.

Under the CPP, the U.S. Treasury would hold the preferred stock for five years, receiving a 5% dividend during this period.  The U.S. Treasury has the option to redeem the preferred stock after three years, in which case the government ownership would be transferred to other preferred equity holders or the preferred shares would be eliminated.  After five years, the dividend rate on the preferred stock increases to 9%.  In an effort to provide confidence to the banking system, the government required the nation’s largest banks to participate in the CPP.  Beyond the largest banks, other regional and community banks could apply to receive capital under the CPP.  Financial institutions had to evaluate their need for additional capital, and the attractiveness of the initial dividend rate, and requirements attached to the program.  Besides adding additional preferred stock to the equity structure, the cost of the capital, and the element of government ownership, there are other restrictions in the plan involving increases to dividends and restrictions on stock repurchases that management did not believe were aligned with the Corporation’s strategic plan.  The Corporation is considered “Well Capitalized” under regulatory standards and compares favorably to the peer group in total and regulatory capital, and as such, management elected not to participate in the CPP.

American Recovery and Reinvestment Act of 2009

On February 18, 2009, President Barack Obama signed into law the American Recovery and Reinvestment Act of 2009.  The historical $789 billion economic recovery package is intended to stem the decline in the U.S. economy.  About 35% of the plan is dedicated to tax cuts for businesses and individuals, including payroll tax credits, first-time home buyer credits, and tax breaks on new car loan interest and sales tax.  The remainder of the package is spending-related, including construction of highways and bridges, water and waste water treatment facilities, and high speed internet services.  Spending plans also include health and human services initiatives such as expanded unemployment benefits, food stamps, and subsidies for health insurance.  Due to the magnitude of this wide sweeping legislation, the package will undoubtedly impact nearly all segments of the economy and will in turn impact the financial industry.  Up to the filing of this report, this legislation has not had a material impact on the Corporation’s financial condition and results of operations.

Comprehensive Financial Reform

On November 10, 2009, Senate Banking committee Chairman Christopher Dodd (D-CT) was joined by fellow committee members to unveil a tough, bold bill to reform the way that the financial system is regulated.  The Chairman referenced a long list of the weaknesses of the current financial system and reiterated the need for Congress to restore responsibility and accountability in the financial system in order to give Americans confidence that there is a system in place that works and protects them.  Some of the most important items of the plan call for the following:

•	Stopping abusive practices by creating an independent Consumer Financial Protection Agency.
•	Ending the “too big to fail” practices.
•	Replacing the myriad of government agencies that failed to prevent the current financial crisis with a single accountable federal banking regulator.
•	Single regulator proposal calls for a separate division for community banks that have never posed the same risks as larger financial institutions.
•
Eliminating regulatory gaps that allowed risky practices such as over-the-counter derivatives, hedge funds, asset-backed securities, and payday lending, to largely fly under the radar of regulatory scrutiny.

ENB FINANCIAL CORP

•	Demand transparency from credit rating agencies and hold them accountable for the quality of their ratings.
•
To restore confidence in our markets and encourage investment, requiring companies that sell products such as mortgage-backed securities to keep “skin in the game” to protect against selling highly risky securities to investors.

This legislation stands to have a material impact on the Corporation.  The extent of regulatory change that comes about from the proposed legislation cannot be determined at this time; however, due to the severity of the current financial crisis and the size, scope, and comprehensive nature of this proposed legislation, it is very likely that additional regulatory burdens will be placed upon the Corporation.

On December 2, 2009, the House Financial Services Committee approved similar financial reform legislation that also addressed the “too big to fail” issue and help prevent the failure of large institutions from becoming a system-wide crisis, with the taxpayer left to cover the costs.  The Financial Stability Improvement Act (H.R. 3996) is intended to modernize America’s financial rules.  Importantly, this legislation passed without the “Cramdown” provision that would have allowed bankruptcy judges to reduce, or “cram down,” mortgage principal and modify loan terms.  The legislation required the proposed Consumer Financial Protection Agency to establish a special unit dedicated to ensuring that community banks are not disproportionately affected by its regulations, and called for the change in FDIC deposit-insurance assessment base to assets minus tangible capital, rather than domestic deposits, which would allow lower premiums for 98 percent of the nation’s community banks, the Corporation included.  Once signed into law, this comprehensive set of reforms will work in tandem to address the myriad of causes that led to the financial crisis.  This legislation goes to the Senate, which will work to advance its own regulatory reform bill.

Ongoing Legislation

As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation’s business is particularly susceptible to changes in federal and state legislation and regulations.  Over the course of time, various federal and state proposals for legislation could result in additional regulatory and legal requirements for the Corporation.  Management cannot predict if any such legislation will be adopted, or if adopted, how it would affect the business of the Corporation.  Past history has demonstrated that new legislation or changes to existing legislation usually results in a heavier compliance burden and generally increases the cost of doing business.

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein, from Item 6 on page 31 and the Income Statements on page 73 as found in this Form 10-K filing.

Available Information

A copy of the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as required to be filed with the Securities and Exchange Commission pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from our website: www.enbfc.com or by request via e-mail to pwenger@epnb.com.  This information may also be obtained via written request to Mr. Paul W. Wenger, Secretary, Shareholder Relations, at ENB Financial Corp, 31 East Main Street, P.O. Box 457, Ephrata, PA, 17522.

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

An investment in the Corporation’s common stock is subject to risks inherent to the banking industry and the equity markets.  The material risks and uncertainties that management believes affect the Corporation are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below

ENB FINANCIAL CORP

together with all of the other information included or incorporated by reference in this report.  The risks and uncertainties described below are not the only ones facing the Corporation.  Additional risks and uncertainties that management is not aware of or is not focused on, or currently deems immaterial, may also impair the Corporation’s business operations.  This report is qualified in its entirety by these risk factors.

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

Risks Related To The Corporation’s Business:

The Corporation Is Subject To Interest Rate Risk

The Corporation’s earnings and cash flows are largely dependent upon its net interest income.  Net interest income is the difference between interest income earned on interest earning assets, such as loans and securities, and interest expense paid on interest bearing liabilities, such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies, particularly, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities, but also the amount of interest it pays on deposits and borrowings.  Changes in interest rates could also affect:

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

The Corporation Is Subject To Lending Risk

There are inherent risks associated with the Corporation’s lending activities.  These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates, as well as those across the Commonwealth of Pennsylvania and the United States.  Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.  The Corporation is also subject to various laws and regulations that affect its lending activities.  Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Corporation.

As of December 31, 2009, 41.0% of the Corporation’s loan portfolio consisted of commercial, industrial, and construction loans secured by real estate.  Another 17.9% of the Corporation’s loan portfolio consisted of commercial loans not secured by real estate.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

ENB FINANCIAL CORP

If We Conclude That The Decline In Value Of Any Of Our Investment Securities Is Other Than Temporary, We Are Required To Write Down The Value Of That Security Through A Charge To Earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value.  When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary.  If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings.  Changes in the expected cash flows of these securities and/or prolonged price declines have resulted and may result in our concluding in future periods that there is additional impairment of these securities that is other than temporary, which would require a charge to earnings to write down these securities to their fair value.  Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

The Corporation’s Allowance For Possible Loan Losses May Be Insufficient

The Corporation maintains an allowance for possible loan losses, which is a reserve established through a provision for loan losses, charged to expense.  The allowance represents management’s best estimate of expected losses inherent in the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio.  Determining the appropriate level of the allowance for possible loan losses understandably involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for possible loan losses.  In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Corporation will need additional provisions to increase the allowance for possible loan losses.  Any increases in the allowance for possible loan losses will result in a decrease in net income, and may have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Is Subject To Environmental Liability Risk Associated With Lending Activities

A significant portion of the Corporation’s loan portfolio is secured by real property.  During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws, may increase the Corporation’s exposure to environmental liability.  Although the Corporation has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation’s Profitability Depends Significantly On Economic Conditions In The Commonwealth Of Pennsylvania

The Corporation’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania, and more specifically, the local markets in which the Corporation operates.  Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily located in Lancaster County, as well as Berks, Chester, and Lebanon Counties.  The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans, and the stability of the Corporation’s deposit funding sources.  A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic

ENB FINANCIAL CORP

occurrences, unemployment, changes in securities markets, or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Operates In A Highly Competitive Industry And Market Area

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources.  Such competitors primarily include national, regional, and community banks within the various markets in which the Corporation operates.  Additionally, various out-of-state banks have begun to enter or have announced plans to enter the market areas in which the Corporation currently operates.  The Corporation also faces competition from many other types of financial institutions, including, without limitation, online banks, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation.  Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking.  Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures.  Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can offer.

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain, and build upon long-term customer relationships based on quality service, high ethical standards, and safe, sound management practices.
•	The ability to expand the Corporation’s market position.
•	The scope, relevance, and pricing of products and services offered to meet customer needs and demands.
•	The rate at which the Corporation introduces new products and services relative to its competitors.
•	Customer satisfaction with the Corporation’s level of service.
•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability and have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Is Subject To Extensive Government Regulation And Supervision

The Corporation is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders.  These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes.  Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Corporation in substantial and unpredictable ways.  Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.  While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

The Corporation’s Controls And Procedures May Fail Or Be Circumvented

Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of

ENB FINANCIAL CORP

the system are met.  Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations, and financial condition.

New Lines Of Business Or New Products And Services May Subject The Corporation To Additional Risks

From time to time, the Corporation may implement new lines of business or offer new products and services within existing lines of business.  There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed.  In developing and marketing new lines of business and/or new products and services, the Corporation may invest significant time and resources.  Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible.  External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.  Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Corporation’s system of internal controls.  Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business, results of operations, and financial condition.

The Corporation’s Ability To Pay Dividends Depends On Earnings And Is Subject To Regulatory Limits

The Corporation’s ability to pay dividends is also subject to its profitability, financial condition, capital expenditures, and other cash flow requirements.  Dividend payments are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies.  There is no assurance that the Corporation will have sufficient earnings to be able to pay dividends or generate adequate cash flow to pay dividends in the future.  The Corporation’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

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

The Corporation May Not Be Able To Attract And Retain Skilled People

The Corporation’s success highly depends on its ability to attract and retain key people.  Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire people or to retain them.  The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.  The Corporation does not currently have employment agreements or non-competition agreements with any of its senior officers.

The Corporation’s Information Systems May Experience An Interruption Or Breach In Security

The Corporation relies heavily on communications and information systems to conduct its business.  Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan, and other systems.  While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of its information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions, or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to

ENB FINANCIAL CORP

civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations.  Many of the Corporation’s competitors have substantially greater resources to invest in technological improvements.  The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business, financial condition, and results of operations.

The Corporation Is Subject To Claims And Litigation Pertaining To Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities.  Whether customer claims and legal action related to the Corporation’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Corporation, they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services as well as impact customer demand for those products and services.  Any financial liability or reputation damage could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

Financial Services Companies Depend On The Accuracy And Completeness Of Information About Customers And Counterparties

In deciding whether to extend credit or enter into other transactions, the Corporation may rely on information furnished by, or on behalf of, customers and counterparties, including financial statements, credit reports, and other financial information.  The Corporation may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information.  Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

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

Other Events:

Natural Disasters, Acts Of War Or Terrorism, and Other External Events Could Significantly Impact The Corporation’s Business

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on the Corporation’s ability to conduct business.  Such events could affect the stability of the Corporation’s deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause the Corporation to incur additional expenses.  Severe weather or natural disasters, acts of war or terrorism, or other adverse external events, may occur in the future.  Although management has established disaster recovery policies and procedures, the occurrence of

ENB FINANCIAL CORP

any such event could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

Risks Associated With The Corporation’s Common Stock:

The Corporation’s Stock Price Can Be Volatile

Stock price volatility may make it more difficult for shareholders to resell their shares of common stock when they desire and at prices they find attractive.  The Corporation’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.
•	Recommendations by securities analysts.
•	Operating and stock price performance of other companies that investors deem comparable to the Corporation.
•	News reports relating to trends, concerns, and other issues in the financial services industry.
•	Perceptions in the marketplace regarding the Corporation and/or its competitors.
•	New technology used, or services offered, by competitors.
•	Significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by, or involving, the Corporation or its competitors.
•	Changes in government regulations.
•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause the Corporation’s stock price to decrease regardless of operating results.

The Trading Volume In The Corporation’s Common Stock Is Less Than That Of Other Larger Financial Services Companies

The Corporation’s common stock is listed for trading on the Over the Counter Bulletin Board (OTCBB) exchange.  The trading volume in its common stock is a fraction of that of other larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.

An Investment In The Corporation’s Common Stock Is Not An Insured Deposit

The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in the Corporation’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company.  As a result, an investor in the Corporation’s common stock may lose some or all of their investment.

The Corporation’s Articles Of Association and Bylaws, As Well As Certain Banking Laws May Have An Anti-Takeover Effect

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

ENB FINANCIAL CORP

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

ENB Financial Corp’s headquarters and main office of Ephrata National Bank are located at 31 East Main Street, Ephrata, Pennsylvania.

Listed below are the office locations of properties owned by the Corporation.  No mortgages, liens, or encumbrances exist on any of the Corporation’s owned properties.  The Corporation does not currently lease any locations.

ENB FINANCIAL CORP

Property Location	Owned

Corporate Headquarters/Main Office	Owned
31 East Main Street
Ephrata, Pennsylvania

ENB's Money Management Group	Owned
47 East Main Street
Ephrata, Pennsylvania

Technology Center	Owned
31 East Franklin Street
Ephrata, Pennsylvania

Main Street Drive-In	Owned
42 East Main Street
Ephrata, Pennsylvania

Cloister Office	Owned
809 Martin Avenue
Ephrata, Pennsylvania

Hinkletown Office	Owned
935 North Railroad Avenue
New Holland, Pennsylvania

Denver Office	Owned
1 Main Street
Denver, Pennsylvania

Akron Office	Owned
351 South 7th Street
Akron, Pennsylvania

Lititz Office	Owned
3190 Lititz Pike
Lititz, Pennsylvania

Blue Ball Office	Owned
110 Marble Avenue
East Earl, Pennsylvania

Manheim Office	Owned
1 North Penryn Road
Manheim, Pennsylvania

In addition to the above properties, the Corporation owns two other properties located in the Corporation’s Ephrata Main Street campus.  These properties were acquired in 2002, when a group of properties adjacent and surrounding the Corporation’s Main Office was purchased.  These two properties are being held for future use or possible sale; the other properties purchased in 2002 have been remodeled as office or operational space and are reflected in the offices shown above.

ENB FINANCIAL CORP

Item 3.	Legal Proceedings

The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business; however, in the opinion of management, there are no proceedings pending to which the Corporation is a party to, or which would be material in relation to the Corporation’s undivided profits or financial condition.  There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation.  In addition, no material proceedings are pending, known to be threatened, or contemplated against the Corporation by governmental authorities.

Item 4.	(Removed and Reserved)

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation has only one class of stock authorized, issued, and outstanding, which consists of common stock with a par value of $0.20 per share.  As of December 31, 2009, there were 12,000,000 shares of common stock authorized with 2,869,557 shares issued, and 2,839,000 shares outstanding to approximately 1,635 shareholders.  The Corporation’s common stock is traded on a limited basis on the OTCBB under the symbol “ENBP.”  Prices presented in the table below reflect high and low prices of actual transactions known to management.  Prices and dividends per share are adjusted for stock splits.  Market quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not reflect actual transactions.

	2009			2008
	High	Low	Dividend	High	Low	Dividend

First quarter	$25.99	$22.00	$0.31	$26.85	$25.00	$0.31
Second quarter	25.50	24.00	0.31	26.70	23.50	0.31
Third quarter	24.95	22.00	0.31	26.00	22.76	0.31
Fourth quarter	23.50	19.50	0.24	26.50	24.85	0.31

Source - SNL Financial LC

Dividends

Since 1973, the Corporation has paid quarterly cash dividends on approximately March 15, June 15, September 15, and December 15 of each year.  Prior to 1973, dividends were paid semi-annually.  The Corporation currently expects to continue the practice of paying quarterly cash dividends to its shareholders for the foreseeable future.  However, future dividends are dependent upon future earnings.  Certain laws restrict the amount of dividends that may be paid to shareholders in any given year.  In addition, under Pennsylvania corporate law, the Corporation may not pay a dividend if, after issuing the dividend (1) the Corporation would be unable to pay its debts as they become due, or (2) the Corporation’s total assets would be less than its total liabilities plus the amount needed to satisfy any preferential rights of shareholders.  In addition, as declared by the board of directors, Ephrata National Bank’s dividend restrictions apply indirectly to ENB Financial Corp because cash available for dividend distributions will initially come from dividends Ephrata National Bank pays to ENB Financial Corp. See Note N to the consolidated financial statements in this Form 10-K filing, for information that discusses and quantifies this regulatory restriction.

ENB Financial Corp offers its shareholders the convenience of a Dividend Reinvestment Plan and the direct deposit of cash dividends.  The Dividend Reinvestment Plan gives shareholders registered with the Corporation the opportunity to have their quarterly dividends invested automatically in additional shares of the Corporation’s common stock.  Shareholders who prefer a cash dividend may have their quarterly dividends deposited directly into a checking or savings account at their financial institution.  For additional information on either program, contact the Stock Registrar and Dividend Paying Agent.

ENB FINANCIAL CORP

Purchases

The following table details the Corporation’s purchase of its own common stock during the fourth quarter of 2009.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *
October 2009	-	-	-	89,600
November 2009	-	-	-	89,600
December 2009	2,500	$19.95	2,500	87,100

Total	2,500

*On August 13, 2008, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of outstanding common stock.  Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s Dividend Reinvestment Plan and Employee Stock Purchase Plan.  The first purchase of common stock under this plan occurred on August 27, 2008.  By December 31, 2009, a total of 52,900 shares were repurchased at a total cost of $1,340,000, for an average cost per share of $25.33.  Management may choose to repurchase additional shares in 2010.

Recent Sales of Unregistered Securities and Equity Compensation Plan

The Corporation does not have an equity compensation plan and has not sold any unregistered securities.

Shareholder Performance Graph

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on ENB Financial Corp’s common stock against the cumulative total return of the Russell 2000 Index and the Mid-Atlantic Custom Peer Group Index for the period of six fiscal years commencing January 1, 2004, and ending December 31, 2009.  The graph shows that the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2004, in each of the following: the Corporation’s common stock, the Russell 2000 Index, and the Mid-Atlantic Custom Peer Group Index, and that all dividends were reinvested in those securities over the past six years, the cumulative total return on such investment would be $67.80, $102.58, and $70.20, respectively.  The shareholder return shown on the graph below is not necessarily indicative of future performance.

ENB FINANCIAL CORP

Total Return Performance
Index Value
130
120
110
100
90
80
70
60
50
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
ENB Financial Corp.
Russell 2000
Mid-Atlantic Custom Peer Group*

		Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
ENB Financial Corp.	100.00	101.90	88.75	78.89	78.74	67.80
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
Mid-Atlantic Custom Peer Group*	100.00	100.01	102.06	95.05	75.16	70.20

*Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

ENB FINANCIAL CORP

Item 6  - Selected Financial Data

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data set forth below should be read in conjunction with the Corporation's financial statements and their accompanying notes presented elsewhere herein.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	$	$	$	$	$
INCOME STATEMENT DATA
Interest income	33,803	34,725	33,784	31,567	28,087
Interest expense	12,818	14,598	14,692	12,904	9,401
Net interest income	20,985	20,127	19,092	18,663	18,686
Provision for loan losses	2,920	669	1,446	1,276	390
Other income	6,440	4,907	4,801	3,402	4,127
Other expenses	20,069	20,468	16,831	15,300	13,828
Income before income taxes	4,436	3,897	5,616	5,489	8,595
Provision for Federal income taxes	136	(117)	553	718	1,610
Net benefit	4,300	4,014	5,063	4,771	6,985

PER SHARE DATA
Net income (basic and diluted)	1.52	1.40	1.77	1.67	2.39
Cash dividends paid	1.17	1.24	1.21	1.17	1.12
Book value at year-end	24.51	23.92	24.05	23.14	22.28

BALANCE SHEET DATA
Total assets	725,952	688,423	633,762	606,670	577,578
Total loans	427,852	411,954	384,999	365,977	328,766
Securities	236,335	214,421	192,960	191,577	206,305
Deposits	569,943	511,112	478,726	469,259	448,786
Total borrowings	82,500	103,800	82,100	67,200	60,900
Stockholders' equity	69,576	68,045	68,822	65,957	64,062

SELECTED RATIOS
Return on average assets	0.60%	0.60%	0.82%	0.81%	1.27%
Return on average stockholders' equity	6.28%	5.89%	7.63%	7.45%	10.71%
Average equity to average assets ratio	9.60%	10.20%	10.72%	10.85%	11.84%
Dividend payout ratio	76.97%	88.57%	68.36%	70.06%	46.86%
Efficiency ratio	69.01%	75.09%	65.42%	61.92%	56.42%
Net interest margin	3.43%	3.51%	3.62%	3.68%	3.92%

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation.  This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this annual report.  The financial condition and results of operations presented are not indicative of future performance.

Results of Operations

Overview

The Corporation recorded net income of $4,300,000 for the year ended December 31, 2009, a 7.1% increase over the $4,014,000 earned during the same period in 2008.  The 2008 net income was 20.7% lower than the 2007 net income of $5,063,000.  Earnings per share, basic and diluted, were $1.52 for 2009, compared to $1.40 in 2008, and $1.77 in 2007.

Two large items negatively affected the Corporation’s 2009 net income:

•
The Corporation recorded a provision for loan loss expense of $2,920,000 for the year ended December 31, 2009, a $2,251,000 increase over the $669,000 recorded for the same period in 2008.  The higher provision was a result of an increase in charged-off loans and an increase in the number of classified loans.  Because of the higher provision, the allowance as a percentage of loans increased from 1.02% as of December 31, 2008, to 1.38% as of December 31, 2009.

•
The Corporation’s FDIC insurance costs totaled $1,022,000 for the year ended December 31, 2009, a $792,000 increase over the $230,000 recorded for the same period in 2008.  In addition to its regular assessment increase, the FDIC issued a special one-time assessment to replenish reserves depleted by bank failures in the last two years.  The special one-time assessment amounted to $326,000.

Despite significant economic weakness and an extremely low interest rate environment, the Corporation’s net interest income increased at a rate of 4.3%, or $858,000, for the year ended December 31, 2009, compared to 5.4%, or a $1,035,000 increase from 2007 to 2008.  Other income, excluding the gain or loss on securities, increased 15.7%, or $852,000 for 2009, compared to 2008.  Operational costs for 2009 compared to 2008 decreased at a pace of 1.9%, or $399,000, primarily due to a $1,222,000 charge associated with the 2008 voluntary separation package.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE).  ROA measures how efficiently a bank generates income based on the amount of assets or size of a company.  ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.  The latter measurement typically receives more attention from shareholders.  The 2009 ROA did not change from 2008.  While net income was higher, the average assets of the Corporation grew at nearly the same rate causing no change in ROA.  The Corporation’s ROE increased from 2008 due to the 7.1% increase in net income, while growth in average equity or capital was only 0.5%.  This resulted in more return from the equity utilized.

Key Ratios	Twelve Months Ended
	December 31,
	2009	2008

Return on Average Assets	0.60%	0.60%
Return on Average Equity	6.28%	5.89%

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Income taxes

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income.  In 2009, NII generated 76.5% of the Corporation’s gross revenue stream, compared to 80.4% in 2008, and 79.9% in 2007.  Since NII comprises a significant portion of the operating income, the direction and rate of increase or decrease will often indicate the overall performance of the Corporation.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis.  For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets, are presented on a FTE basis.  The FTE NII shown in both tables below will exceed the NII reported on the statements of income.  The amount of FTE adjustment totaled $1,746,000 for 2009, $1,649,000 for 2008, and $1,776,000 for 2007.

The amount of the tax adjustment varies depending on the amount of income earned on tax-free assets.  The Corporation has been in an alternative minimum tax (AMT) position for the past several years.  As a result, tax-free loans and securities do not offer the full tax advantage they do when the Corporation is not subject to AMT.  During 2008 and into the first quarter of 2009, management was actively reducing the tax-free municipal bond portfolio in an effort to reduce the Corporation’s AMT position, which acted to reduce the tax-equivalent adjustments.  However, because of legislation that followed the credit crisis in the fall of 2008, beginning in 2009, financial institutions were permitted to purchase 2009 and 2010 newly issued tax-free municipal bonds, which are AMT-exempt for the life of the bond.  As a result, management has resumed the purchase of AMT-exempt municipal bonds, increasing the size of the tax-free municipal bond portfolio, and again increasing the tax equivalent adjustment.  This is why the tax equivalent adjustment increased for the year ended December 31, 2009, compared to 2008.

Net Interest Income
(DOLLARS IN THOUSANDS)

	Year ending
	2009	2008	2007
	$	$	$

Total interest income	33,803	34,725	33,784
Total interest expense	12,818	14,598	14,692

Net interest income	20,985	20,127	19,092
Tax equivalent adjustment	1,746	1,649	1,776

Net interest income
(fully taxable equivalent)	22,731	21,776	20,868

NII is the difference between interest income earned on assets and interest expense incurred on liabilities.  Accordingly, two factors affect NII:

•	The rates charged on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, and the shape of the U.S. Treasury curve, all affect NII.

The Federal funds rate, which is the overnight rate that financial institutions charge other financial institutions to buy or sell overnight funds, has declined from 5.25% in August 2007, to 0.25% by December 31, 2008.  The Federal funds rate declined 100 basis points in the second half of 2007, with another 400 basis points of reductions in 2008, and remained at these low levels through December 31, 2009.  The rate reductions have generally had offsetting positive and negative impacts to the Corporation’s NII.

The Prime rate typically moves in tandem with the Federal funds rate.  The decrease in the Federal funds rate has reduced the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense.  The decrease in the Prime rate reduced the yield on the Corporation’s prime-based

ENB FINANCIAL CORP
Management’s Discussion and Analysis

loans.  Therefore, these same rate movements had a direct negative impact on the interest income for the Corporation.  The Corporation’s fixed rate loans do not reprice as rates change; however, with the steep decline in interest rates, more customers have refinanced into lower fixed rate loans or moved into Prime-based loans.  Management has instituted floors on certain loan instruments and revised pricing standards to help slow the reduction of loan yield during this historically low-rate period.

During 2008, short-term interest rates decreased dramatically, and the U.S. Treasury curve resumed a more normal, positively-sloped yield curve.  Initially, in early 2008, mid-term and long-term rates did not decline, creating a more advantageous environment for obtaining a sufficient margin on loans and securities above cost of funds.  In the fourth quarter of 2008, short-term rates again decreased.  This time, mid-term and long-term U.S. Treasury rates declined, but not to the extent that short-term rates did, creating more slope for the yield curve.  This more favorably sloped positive yield curve remained throughout 2009.  Since deposits and borrowings generally price off short-term rates, the significant rate drops on the short end of the rate curve permitted management to continue to reduce the overall cost of funds during 2009.  Over this period, management continued to reprice time deposits and borrowings to lower levels.  Rates on interest bearing core deposit accounts were also steadily reduced during 2009.  While the reductions were more pronounced from October 2008 to March 2009, management made several additional rate reductions over the remaining nine months of 2009.  Meanwhile, management continued to invest in securities and originate loans at longer terms, where the U.S. Treasury curve and market rates remained higher.

Management currently anticipates that interest rates will remain at these historically low rates well into 2010 because of the current economic and credit situation.  This will likely result in the U.S. Treasury curve retaining a significant positive slope for 2010, based on the economic data currently available.  This allows management to continue to price the vast majority of liabilities off lower short-term rates, while pricing loans and investing in longer securities, which are based off the 5-year and 10-year Treasury rates that are significantly above short-term rates.

The following table provides an analysis of year-to-year changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Federal funds sold	3	(29)	(26)	(116)	(86)	(202)

Securities available for sale:
Taxable	554	(563)	(9)	1,988	510	2,498
Tax-exempt	197	63	260	(523)	39	(484)
Total securities	751	(500)	251	1,465	549	2,014
Loans	1,693	(2,587)	(894)	948	(1,865)	(917)
Regulatory stock	6	(162)	(156)	30	(111)	(81)

Total interest income	2,453	(3,278)	(825)	2,327	(1,513)	814

INTEREST EXPENSE

Deposits:
Demand deposits	(31)	(584)	(615)	63	(565)	(502)
Savings deposits	32	(167)	(135)	16	(92)	(76)
Time deposits	1,338	(2,103)	(765)	626	(658)	(32)
Total deposits	1,339	(2,854)	(1,515)	705	(1,315)	(610)

Borrowings:
Federal funds purchased	(9)	(47)	(56)	70	(58)	12
Other borrowings	(191)	(18)	(209)	647	(143)	504
Total borrowings	(200)	(65)	(265)	717	(201)	516

Total interest expense	1,139	(2,919)	(1,780)	1,422	(1,516)	(94)

NET INTEREST INCOME	1,314	(359)	955	905	3	908

In 2009, the Corporation’s NII on a FTE basis increased by $955,000 compared to 2008, a 4.4% increase.  Total interest income on a FTE basis for 2009 decreased $825,000, or 2.3%, from 2008, while interest expense decreased by $1,780,000, or 12.2%, from 2008 to 2009.  The FTE interest income from the securities portfolio increased $251,000, or 2.1%, while loan interest income declined $894,000, or 3.7%.  The remaining smaller other earning asset categories also reflected declines in interest income.  During most of 2009, loan demand was low and the Corporation used available liquidity generated by deposits and additional borrowings to invest in securities.  Although the growth in the securities portfolio added $751,000 to net interest income, the lower yields on taxable securities caused a $500,000 reduction, resulting in a net increase of $251,000.

Loan demand did increase marginally in the last quarter of the year, contributing to growth in loan balances, which added $1,693,000 to net interest income.  However, decreases in loan yield more than offset the additional income from loan growth, reducing net interest income by $2,587,000.  With the Federal funds rate dropping to 0.25% in December of 2008, it was less advantageous to sell Federal funds; therefore, management managed liquidity to maintain minimal Federal funds sold on average throughout 2009.  Because of the sharp rate drops that occurred in 2008, the income generated on Federal funds sold was $29,000 lower in 2009, due solely to the lower rates available.  Overall, the Corporation’s interest income on Federal funds sold declined by $26,000.

Interest bearing liabilities grew steadily throughout 2009; however, with significantly lower interest rates, total interest expense declined despite the increase in balances.  Lower rates on all deposit groups caused $2,854,000 of savings, while higher balances increased interest expense by $1,339,000, resulting in net savings of $1,515,000.  Out of all the Corporation’s deposit types, demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes.  The Corporation reduced demand deposit interest expense by $584,000 due to lower rates.  Time

ENB FINANCIAL CORP
Management’s Discussion and Analysis

deposit balances increased adding $1,338,000 to expense, but time deposits repricing to lower interest rates reduced interest expense by $2,103,000, causing a net reduction of $765,000 in time deposit interest expense.  Historically, the Corporation has seen increases in time deposits when the equity markets decline, as investors attempt to protect principal.  This occurred in both 2008 and 2009.  Even with the historically low rate environment, the Corporation was successful in increasing nearly all deposit types by providing competitive rates.  As 2009 progressed, and interest rates declined, the Corporation was able to reduce the cost of funds significantly.  These rate reductions more than compensated for the increase in deposit balances.

The Corporation was able to rely more on the liquidity generated by deposits during the year and slightly less on borrowed funds.  The Federal funds purchased declined, decreasing interest expense $9,000 related to decreased balances, while reducing expense $47,000 due to lower rates, for a net decrease to expense of $56,000.  Long-term borrowing balances decreased interest expense $191,000, and lower rates reduced expense $18,000, for a net decrease of $209,000.

The following table shows a more detailed analysis of net interest income on a FTE basis shown with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.  Additionally, the analysis provides the net interest spread and the net yield on interest earning assets.  The net interest spread is the difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.  The net interest spread has the deficiency of not giving credit for the non-interest bearing funds and capital used to fund a portion of the total interest earning assets.  For this reason, management emphasizes the net yield on interest earning assets, also referred to as the net interest margin (NIM).  The NIM is calculated by dividing net interest income on a FTE basis into total average interest earning assets.  NIM is generally the benchmark used by analysts to measure how efficiently a bank generates NII.  For example, a financial institution with a NIM of 3.75% would be able to use fewer assets and still achieve the same level of NII as a financial institution with a NIM of 3.50%.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
	2009			2008			2007

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	1,426	6	0.40	1,310	32	2.49	4,502	234	5.20

Securities available for sale:
Taxable	179,140	8,502	4.75	167,845	8,511	5.07	128,031	6,013	4.69
Tax-exempt	57,466	3,715	6.46	54,403	3,455	6.35	62,643	3,939	6.29
Total securities (d)	236,606	12,217	5.16	222,248	11,966	5.38	190,674	9,952	5.22

Loans (a)	419,689	23,315	5.56	391,112	24,209	6.19	376,539	25,126	6.67

Regulatory stock	4,916	11	0.21	4,737	167	3.52	4,177	248	5.94

Total interest earning assets	662,637	35,549	5.37	619,407	36,374	5.88	575,892	35,560	6.18

Non-interest earning assets (d)	50,451			48,773			43,494

Total assets	713,088			668,180			619,386

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	96,975	616	0.64	99,614	1,231	1.24	95,961	1,733	1.81
Savings deposits	80,649	165	0.20	72,049	300	0.42	68,956	376	0.55
Time deposits	256,062	8,174	3.19	219,769	8,939	4.07	204,947	8,971	4.38
Borrowed funds	92,518	3,863	4.18	97,497	4,128	4.23	79,902	3,612	4.52
Total interest bearing liabilities	526,204	12,818	2.44	488,929	14,598	2.99	449,766	14,692	3.27

Non-interest bearing liabilities:
Demand deposits	112,706			106,029			98,228
Other	5,690			5,092			5,007

Total liabilities	644,600			600,050			553,001

Stockholders' equity	68,488			68,130			66,385

Total liabilities & stockholders' equity	713,088			668,180			619,386

Net interest income (FTE)		22,731			21,776			20,868

Net interest spread (b)			2.93			2.89			2.91
Effect of non-interest
bearing funds			0.50			0.62			0.71
Net yield on interest earning assets (c)			3.43			3.51			3.62
(a) Includes balances of non-accrual loans and the recognition of any related interest income.  Average balances also include net deferred loan fees of ($433,000) in 2009, ($308,000) in 2008, and ($348,000) in 2007.  Such fees recognized through income and included in the interest amounts totaled $59,000 in 2009, $48,000 in 2008, and $80,000 in 2007.
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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s interest expense increased at a slightly faster pace than interest income, resulting in a lower NIM of 3.43% for 2009, compared to 3.51% for 2008.  The yield earned on assets dropped 51 basis points while the rate paid on liabilities dropped 55 basis points.  While the difference in yield earned and rate paid is not significant alone, it becomes more of a factor given the amount of assets that repriced compared to the amount of liabilities that repriced.  Management anticipates NIM improvement in 2010 as the rate curve remains in a steep positive slope allowing further cost savings to occur on liabilities, while loans have essentially reached the bottom of the pricing cycle.  Prime rate decreases that have a negative impact to loan yield should be over now that the target Federal funds rate is between 0.00% and 0.25%.  While the amount of the Corporation’s Prime-based loans continues to increase, management is also flooring more Prime-based loans above 3.25% in an effort to slow the loss of loan yield.  Management is also taking action to increase Prime-based loan rates when the customer’s credit standing has diminished.  Management’s efforts to price Prime-based loans higher were mainly offset by more Prime-based loan demand.  Customers are seeking more Prime-based loans because even with Prime floors instituted at 4.00%, these variable rate loans are viewed as more desirable than fixed loan rates of 6.00% and higher.  Some business and commercial borrowers are paying down these fixed rate loans, and refinancing with a Prime-based variable rate loan.  The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue.  For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Yields on the Corporation’s securities declined 22 basis points for the year 2009, compared to 2008.  This compares to a 16 basis point increase in securities yield that occurred from 2007 to 2008.  Some of the securities purchased four and five years ago, when interest rates were last at 40-year historical lows, matured and were reinvested at higher rates during 2008, prior to the significant fourth quarter 2008 rate decreases.  This enabled management to increase yields slightly in 2008.  During 2009, most of the cash flow received from the securities portfolio was reinvested at lower yields.  The portfolio yield has not declined to the extent that market rates have declined, due to the length of the Corporation’s portfolio, some market changes, and certain portfolio strategies.  Due to the turmoil in the credit markets, there were opportunities to purchase instruments that carried larger than normal spreads.  This was especially true with regard to corporate bonds.  The resumption of purchasing tax-exempt municipal bonds that qualify as alternative minimum tax exempt also helped to keep the decline in security yield to a minimum.  Management anticipates that further, but slower, declines in asset yield will likely occur in 2010 as new loan volume and refinancing to Prime-based variable loans will likely continue.  Security yield will also likely decline, despite a favorable slope to the yield curve, as U.S. Treasury rates are still at very low historical levels with most reinvestment occurring at lower yields.

The rate paid on deposits and borrowings decreased for the year ended December 31, 2009, over the same period in 2008.  Management follows a disciplined pricing strategy on core deposit products that are not rate sensitive, meaning that the balances do not fluctuate significantly when interest rates change.  The pricing strategy helped to manage the cost of funds by reducing interest expense on demand deposits by 60 basis points, on savings deposits by 22 basis points, and on time deposits by 88 basis points in 2009.  Management captured rate savings on time deposits as large portions of the time deposit portfolio repriced downward as interest rates declined.  This opportunity resulted from several converging market conditions, including uncertainty in the stock market, local bank consolidation, and economic turmoil.  Typically, the Corporation sees increases in time deposits during periods when consumers are not confident in the stock market and economic conditions deteriorate.  During these periods, there is a “flight to safety” to federally insured deposits.  Management believes the competitive advantage related to merger activity has subsided.  The newest trend is customers being less rate sensitive due to greater concern about the health of the financial institution.  In this regard, the Corporation has benefited due to stronger capital and better earnings performance than several local competitors.

The average rate of borrowed funds decreased slightly from 2008 to 2009, as several long-term borrowings matured and management was able to refinance into new long-term borrowings at lower interest rates.  Throughout most of 2009, the fixed borrowing rates were lower than the average rate paid on the Corporation’s existing borrowings.  The Corporation may have opportunities to decrease borrowing costs in 2010, as additional fixed rate borrowings mature or reprice.  Additionally, the average rate on borrowings will decline should borrowings increase and additional loans are obtained at lower rates.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio.  The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio.  The Corporation added $2,920,000 to the allowance for 2009, compared to $669,000 for 2008.  The

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Corporation gives special attention to the level of delinquent loans.  The analysis of the loan loss allowance takes into consideration, among other things, the following factors:

•	Historical loan loss experience by loan type
•	Concentrations of credit risk
•	Credit migration analysis
•	Volume of delinquent and non-performing loans
•	Loan portfolio characteristics
•	Current economic conditions

The significant increase in the provision for the year ended December 31, 2009, was due to the following factors:

•	Recessionary economic conditions
•	Moderate increase in delinquency rates during 2009
•	Trends in non-performing loans
•	Increased charge-offs

The first three factors are all related to the difficult economic conditions, which have prevailed in 2008 and 2009.  The cumulative impact of prolonged recessionary conditions has had an impact on the Corporation’s borrowers, primarily commercial and business borrowers, making it necessary to increase the allowance as a percentage of loans to provide for higher anticipated losses.  The Corporation also had to increase the provision to directly offset $1,260,000 of 2009 charge-offs.  The need to increase the allowance as a percentage of loans from 1.02% to 1.38% by the end of 2009 required over $1,650,000 of provision.  The 2009 charge-offs were significantly higher due to large fourth quarter 2009 charge-offs, which consisted of one large commercial loan and a number of smaller unrelated commercial loans.  The amounts charged off were the amounts determined to be uncollectible on these loans.  In total, $1,048,000 was charged off in the fourth quarter of 2009.  The Corporation experienced a lower amount of charged-off loans in 2008, when a total of $241,000 was charged off.  The weak economic conditions that first affected the Corporation’s business borrowers in 2008, continued throughout 2009, adversely affecting certain industries like residential building and trucking operations.  The cumulative effect of a prolonged economic slowdown was experienced by a larger segment of the Corporation’s commercial customers in 2009, resulting in more charge-offs.  It is anticipated that the Corporation will continue to make larger provision allocations in 2010 in an effort to both offset any net charge-offs and still increase the allowance as a percentage of total loans.

Management also continues to provide for estimated losses on pools of similar loans based on historical loss experience.  Management utilizes qualitative factors every quarter designed to adjust historical loss experience to take into consideration the current trends in loan volume, delinquencies, changes in lending practices, and the quality of the bank’s underwriting, credit analysis, lending staff, and board oversight.  Additionally, national and local economic trends and conditions are considered to help determine the impact on the amount of loan loss allowance the bank should be carrying on the various types of loans.  In 2009, the Corporation adjusted its qualitative factors, and particularly the factors related to external items such as competition, legal, and regulatory risks.  Most of these qualitative factors were adjusted by five basis points to account for the increased regulatory and economic pressures present in the outstanding loan portfolio.  The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses.

Management continues to evaluate the allowance for loan losses in relation to the growth of the loan portfolio and its associated credit risk, and believes the provision and the allowance for loan losses are adequate to provide for future loan losses.  For further discussion of the calculation, see the “Allowance for Loan Losses” section.

Other Income

Other income for 2009 was $6,440,000, an increase of $1,533,000, or 31.2%, compared to the $4,907,000 earned in 2008.  The following table details the categories that comprise other income.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OTHER INCOME
(DOLLARS IN THOUSANDS)

	2009 vs. 2008				2008 vs. 2007
	2009	2008	Increase (Decrease)		2008	2007	Increase (Decrease)
	$	$	$	%	$	$	$	%
Trust and investment services	1,075	971	104	10.7	971	952	19	2.0
Service charges on deposit accounts	2,047	1,454	593	40.8	1,454	1,231	223	18.1
Other fees	559	607	(48)	(7.9)	607	461	146	31.7
Commissions	1,409	1,328	81	6.1	1,328	1,124	204	18.1
Net realized gains (losses) on sales
of securities available for sale	175	(506)	681	(134.6)	(506)	157	(663)	(422.3)
Gains on sale of mortgages	229	123	106	86.2	123	118	5	4.2
Earnings on bank-owned life insurance	646	632	14	2.2	632	469	163	34.8
Other miscellaneous income	300	298	2	0.7	298	289	9	3.1

Total other income	6,440	4,907	1,533	31.2	4,907	4,801	106	2.2

There was a significant variance for gain or loss on security transactions for the year ended December 31, 2009, compared to the same period in 2008.  For the year ended December 31, 2009, $175,000 of gains on securities transactions was recorded compared to a loss of $506,000 for 2008.  Gains or losses on securities transactions fluctuate based on market conditions including:

•	opportunities to reposition the securities portfolio to improve long-term earnings,
•	appreciation or deterioration of a securities value due to changes in interest rates, credit risk, or market dynamics such as spread and liquidity, or
•	management’s asset liability goals to improve liquidity or reduce interest rate or fair value risk.

The gains or losses recorded depend entirely on the active trades based on the above.  Losses can be in the form of active sales of securities, or impairment of securities, which involves writing the security down to a lower value based on anticipated credit losses.  In the third quarter of 2008, losses and other-than-temporary impairment charges of $1,216,000 were recorded on U.S. Agency preferred stock.  A portion of these losses was offset by gains on securities sold during 2008, which reduced the net losses for the year.  During 2009, the Corporation realized a $526,000 loss on the sale of a CIT Group, Inc. corporate bond and recorded impairment charges of $369,000 on three private collateralized mortgage obligation (PCMO) securities for which a full recovery of principal is not expected.  Throughout 2009, management also sold securities at gains of $1,070,000, which more than offset these losses, resulting in the net gain of $175,000 for the year.  The difference of recording net realized gains of $175,000 in 2009, compared to net realized losses of $506,000 in 2008, represents a year-over-year increase of $681,000.

Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party.  In 2009, traditional trust services income increased $135,000, or 19.0%, over 2008 levels.  Alternative investment services income decreased $31,000, or 11.9%, from 2008 levels.  The amount of customer investment activity drives the investment services income; therefore, the economic slowdown throughout the year has diminished customer interest in investing in the equity market.  The trust and investment services area continues to be an area of strategic focus for the Corporation.  Management believes there is a great need for retirement, estate, and small business planning in the Corporation’s service area.  Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts for the year ended December 31, 2009, increased by $593,000, or 40.8%, compared to 2008.  Overdraft service charges for 2009, which comprise over 90% of the total deposit service charges increased substantially to $1,895,000 in 2009, from $1,287,000 in 2008, a 47.2% increase.  The Corporation instituted new operational procedures for posting transactions and assessing overdraft charges in the fourth quarter of 2008, which caused this increase.  Management expects that overdraft income for 2010 will show a notable decrease from 2009 levels because of regulatory changes to occur in mid-2010.  Based on management’s estimates, it is possible that overdraft income will be reduced by 30% to as much as 50% after the regulatory changes take place on July 1, 2010.  Management is evaluating a number of procedural recommendations that show varying degrees of overdraft income reductions based on projections of customer behavior patterns.

Other fees decreased for the year ended December 31, 2009, by $48,000, or 7.9%, compared to the previous year.  Loan-related fees decreased $12,000, while the remaining fee income categories decreased by $36,000.  Letter of

ENB FINANCIAL CORP
Management’s Discussion and Analysis

credit fees declined $18,000, or 13.8%, as construction projects slowed.  Combined mortgage rate amendments, modifications, document preparation fees, and mortgage origination fees decreased by $25,000, or 12.1%, from 2008 to 2009, as the number of rate amendments and modifications slowed significantly from 2008, while new home mortgage volume and refinancing activity increased.  The Corporation assesses fees to business customers when they amend the original terms of their mortgage agreement, to change the length of the loan, the rate, or both.  These amendments allow customers to obtain favorable terms without rewriting the loan.  These loan amendments do not involve delinquent loans.  The rate amendments and modifications on business loans were much more prevalent in 2008 when customers were first attracted to refinancing from fixed to variable rates.  Offsetting the decreases in loan fees, the Corporation instituted a review fee that was responsible for a $26,000 increase in fees.  The largest decrease in other fees was a $20,000 reduction in fees on ATM/Debit cards issued.  The Corporation made a pricing change in 2009 when it discontinued charging $10 for every consumer card issued.

The largest component of commission income is from the Corporation’s Debit MasterCard®.  The amount of customer usage of the card at point of sale transactions determines the level of commission income received.  The debit card income of $1,169,000 in 2009 is an increase of $82,000, or 7.5%, over 2008.  Customers have become more comfortable with the use of debit cards, and they are now widely accepted by merchants, thereby increasing the number of transactions processed.  Another large component of commission income is from MasterCard and Visa® commission, which provided income of $157,000 for 2009, a decrease of $8,000, or 4.8%, from 2008.  MasterCard and Visa commission is the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers.

Although economic conditions have slowed the sale of homes and new construction throughout 2009, the amount of refinancing activity has increased significantly because of the low rate environment.  This has increased the amount of mortgages originated for sale to the secondary market.  Secondary mortgage financing activity drives the gains on the sale of mortgages, which showed an increase of $106,000, or 86.2%, for 2009, compared to 2008.  Management anticipates that gains on the sale of mortgages may decline in 2010, as mortgage rates have now been lower for an extended period of time.

The earnings on BOLI increased $14,000, or 2.2%, for 2009, compared to 2008.  The increase in BOLI income was a result of increases in the cash surrender value.  Death benefits paid that exceed the policies cash surrender value are recorded in miscellaneous income.  No death benefits were recorded in 2009 or 2008.  Management does not anticipate any significant changes in BOLI income for 2010.

The miscellaneous income category increased $2,000, or 0.7%, for 2009, over 2008.  This category had a number of increases offset by one decrease.  Net servicing fees on mortgage servicing rights increased $43,000, customer check orders increased $19,000, and sales tax refund income increased $14,000.  Offsetting these increases was a $74,000 reduction of income related to adjusting the provision for off-balance sheet credit losses.

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the last three years along with the percentage increase or decrease for 2009 and 2008 compared to the previous year.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	2009 vs. 2008				2008 vs. 2007
	2009	2008	Increase (Decrease)		2008	2007	Increase (Decrease)
	$	$	$	%	$	$	$	%

Salaries and employee benefits	10,867	11,892	(1,025)	(8.6)	11,892	9,693	2,199	22.7
Occupancy expenses	1,440	1,242	198	15.9	1,242	1,146	96	8.4
Equipment expenses	820	957	(137)	(14.3)	957	899	58	6.5
Advertising & marketing expenses	387	411	(24)	(5.8)	411	415	(4)	(1.0)
Computer software & data
processing expenses	1,531	1,508	23	1.5	1,508	1,383	125	9.0
Shares tax	743	721	22	3.1	721	449	272	60.6
Professional services	1,595	1,643	(48)	(2.9)	1,643	968	675	69.7
Federal deposit insurance	1,022	230	792	344.3	230	54	176	325.9
Other operating expenses	1,664	1,864	(200)	(10.7)	1,864	1,824	40	2.2
Total operating expenses	20,069	20,468	(399)	(1.9)	20,468	16,831	3,637	21.6

Salaries and employee benefits are the largest category of other expenses.  In general, they comprise close to 55% of the Corporation’s total operating expenses.  For the year 2009, salaries and benefits decreased $1,025,000, or 8.6%; however, the decrease was primarily caused by a $1,222,000 separation package offered to a specific group of employees as part of workforce realignment in 2008.  The $1,222,000 charge consisted of $866,000 for severance pay and $356,000 for medical insurance coverage continuation.  Excluding the one-time separation package, the salaries and benefits for 2009 increased $197,000, or 1.8%, over 2008.  Insurance costs decreased at a rate of 13.8% from 2008 to 2009, primarily because of decreased participation in the health insurance plan because of the workforce realignment and a decrease in life insurance premiums due to a change in insurance carrier.  Pension expense was $531,000 in 2009, compared to $527,000 in 2008, a minimal increase.  Eligible employees receive pension contributions based upon compensation subject to certain caps; therefore, this increase is generally consistent with the increase in salary expense.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Occupancy expenses have increased by $198,000, or 15.9%, for 2009, compared to 2008.  The increase was spread across multiple occupancy categories.  Building depreciation increased $29,000, or 5.7%, over 2008 levels, mostly due to the addition of a new branch in 2008.  Utility expenses increased by $113,000, or 29.5%, over 2008, due to higher energy costs affecting electric and oil prices.  The cost of electricity alone was $49,000, or 23.0%, higher in 2009, compared to 2008.  The Corporation’s main electricity provider increased rates approximately 40% in 2009.  Building repair and maintenance costs continue to rise in tandem with more facilities, higher costs related to materials and supplies, and costs associated with the aging of facilities.

Equipment expenses decreased $137,000, or 14.3%, for the year ended December 31, 2009, compared to 2008.  This is partially because depreciation on furniture and equipment decreased $93,000, or 15.7%, for the year ended December 31, 2009.  Equipment assets have short lives, generally five to seven years.  The Corporation placed a significant amount of furniture and equipment assets into service between five and ten years ago that are now fully depreciated.  Specifically, all the furniture and equipment placed into service at the Lititz Branch Office became fully depreciated in January 2009.  Additionally, expenses related to equipment service contracts decreased $39,000, or 16.6%, for the year ended December 31, 2009, compared to 2008.  Some of the Corporation’s larger investment technology contracts have decreased because of purchases of new equipment with lower levels of maintenance contracts.

Advertising and marketing expenses for the year decreased $24,000, or 5.8%, from 2008 levels.  The expenses of this category support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements.  The STAR network fees are the fees paid to process all ATM and debit card transactions.  STAR network fees were $827,000 in 2009, and $794,000 in 2008, a $33,000, or 4.2%, increase.  This increase parallels the increased number of electronic transactions executed by customers.  Management expects that this cost will rise as ATM and debit card point of sale transactions increase.  Software-related expenses decreased slightly from $681,000 in 2008, to $678,000 in 2009.  Management does expect software expenses to rise more materially in 2010 due to several software-based initiatives.

Shares tax expense rose $22,000, or 3.1%, for 2009 over 2008.  This is primarily a result of an increase in the number of shares outstanding that requires the Corporation to pay more tax related to those shares.  Management does not anticipate a substantial increase in this expense in 2010.

Professional services expenses decreased $48,000, or 2.9%, from 2008 levels.  Professional services include accounting and auditing fees, legal fees, loan review fees, and other third-party services.  In 2008, management engaged the consulting arm of the Corporation’s core-processing vendor to conduct an organizational efficiency and income generation initiative.  The fees associated with that contract amounted to $481,000 in 2008, and $275,000 in 2009.  Additionally, legal fees decreased by $55,000, or 61.7%, from 2008 to 2009.  Stockholder expenses were inflated in 2008 due to the formation of the bank holding company, resulting in a decrease in expense of $33,000, or 25.6%, from 2008 to 2009.  Offsetting these decreases was an increase in student loan servicing expense of $195,000, or 251.9%, due to higher costs to service the loans.

The expenses associated with the Federal Deposit Insurance Corporation (FDIC) insurance increased by $792,000, or 344.3%, for the year ended December 31, 2009, over 2008.  The FDIC expenses for 2009 included the significantly higher charges for the FDIC insurance fund, which included a 140% rate increase that became effective in the fourth quarter of 2008, and expenses for a special one-time assessment of five (5) basis points, which was due as of June 30, 2009.  For more information, refer to the section titled “FDIC Insurance Premium Increase” found on page 12 of this Form 10-K filing.

Other operating expenses include the remainder of the Corporation’s operating expenses.  Some of the larger items included in this category are:

•	Postage
•	Regulatory and tax assessments
•	Director fees and expense
•	Travel expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses

Other operating expenses decreased $200,000, or 10.7%, from 2008 to 2009.  The largest decreases occurred in travel expense, down $85,000, miscellaneous loan expenses, down $44,000, and director fees, down $52,000.  Travel expenses were higher in 2008 mostly due to the out-of-pocket and travel expenses associated with the Corporation’s business consulting engagement.  Loan-related expenses were higher in 2008 primarily as a result of fees waived for a home equity loan special.  Director fees decreased due to the completion of deferred compensation payments for past directors.

Management uses the efficiency ratio as one metric to evaluate operating expenses.  The efficiency ratio measures the efficiency of the Corporation in producing one dollar of revenue.  For example, an efficiency ratio of 60% means it costs sixty cents to generate one dollar of revenue.  A lower ratio represents better operational efficiency.  The formula for calculating the efficiency ratio is total operating expenses, excluding foreclosed property and OREO expenses, divided by net interest income on a FTE basis, prior to the provision for loan losses, plus other income, excluding gain or loss on the sale of securities.  For 2009, the Corporation’s efficiency ratio was 69.0%, an improvement from the 75.1% for 2008.  Management has a long-term goal of reducing the efficiency ratio to less than 65%.

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes.  The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, no taxable activity is conducted at the corporate level.  The Corporation’s wholly owned subsidiary, Ephrata National Bank, is not subject to state income

ENB FINANCIAL CORP
Management’s Discussion and Analysis

tax, but does pay Pennsylvania Bank Shares Tax.  The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income under operating expenses.

Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and increases in the cash surrender value of life insurance; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate.  The effective tax rate is calculated by dividing the Corporation’s provision for income tax by the pre-tax income for the applicable period.

For the year ended December 31, 2009, the Corporation recorded a tax provision of $136,000, compared to a tax benefit of $117,000 for 2008.  The Corporation’s high level of tax-free assets and associated tax-free income, along with applicable tax credits, exceeded the Corporation’s taxable income in 2008 causing a tax benefit.  In 2009, the Corporation’s level of tax-free income remained consistent with 2008, but the taxable income was higher, resulting in tax expense for the year.  The effective tax rate for the Corporation was 3.1% for 2009, compared to (3.0%) for 2008.

Due to lower earnings and a large percentage of tax-free income compared to total income, the Corporation became subject to the alternative minimum tax (AMT) in 2006.  The Corporation has remained in an AMT position since.  The AMT affects the amount of Federal income tax due and paid, but it does not affect the book tax provision.  Being in an AMT position does affect future book tax expense as management alters strategies designed to bring the Corporation out of an AMT position, such as reducing tax-free income.  AMT tax paid can be utilized in the future as credits against regular income tax, should the regular corporate tax calculation once again exceed the AMT calculation.  The AMT credits have an unlimited carry forward.  Management does anticipate that the Corporation will be able to utilize these AMT credits in 2010 and future years when higher earnings levels are achieved.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of the cash on hand in the Corporation’s vaults, operational transaction accounts with the Federal Reserve Bank (FRB), and deposits in other banks.  The FRB requires a specified amount of cash available either in vault cash or in a FRB account.  Known as cash reserves, these funds provide for the daily clearing house activity of the Corporation and fluctuate based on the volume of each day’s transactions.  As of December 31, 2009, the Corporation had $16.7 million in cash and cash equivalents, compared to $19.4 million as of December 31, 2008.  The cash and cash equivalents represent only one element of liquidity.  For further discussion on liquidity management refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Sources and Uses of Funds

The following table shows an overview of the Corporation’s primary sources and uses of funds.  This table utilizes average balances to explain the change in the sources and uses of funding.  Management uses this analysis tool to evaluate changes in each balance sheet category.  Trends identified from past performance assist management with decisions concerning future growth.

Some conclusions drawn from the following table are as follows:

•	Balance sheet growth was slightly slower in 2009 compared to 2008.
•	Loans grew slightly faster than the asset growth rate allowing security growth to be slightly slower.
•	Short-term investments were maintained at low levels to take advantage of higher-yielding assets.
•	Deposit growth was stronger in 2009, compared to 2008, due to greater “flight-to-safety” concern.
•	Time and savings deposits grew rapidly in 2009.
•	Non-interest bearing deposits grew moderately in 2009.
•	Interest-bearing demand deposits declined slightly in 2009.
•	Borrowings decreased moderately in 2009 as less reliance was placed on wholesale funding.

SOURCES AND USES OF FUNDS
(DOLLARS IN THOUSANDS)

	2009 vs. 2008				2008 vs. 2007
	2009	2008	Increase (Decrease)		2008	2007	Increase (Decrease)
Average Balances	$	$	$	%	$	$	$	%

Short-term investments	1,426	1,310	116	8.9	1,310	4,502	(3,192)	(70.9)
Securities available for sale	236,606	222,248	14,358	6.5	222,248	190,674	31,574	16.6
Regulatory stock	4,916	4,737	179	3.8	4,737	4,177	560	13.4
Loans	419,689	391,112	28,577	7.3	391,112	376,539	14,573	3.9
Total Uses	662,637	619,407	43,230	7.0	619,407	575,892	43,515	7.6

Interest bearing demand deposits	96,975	99,614	(2,639)	(2.6)	99,614	95,961	3,653	3.8
Savings deposits	80,649	72,049	8,600	11.9	72,049	68,956	3,093	4.5
Time deposits	256,062	219,769	36,293	16.5	219,769	204,947	14,822	7.2
Borrowings	92,518	97,497	(4,979)	(5.1)	97,497	79,902	17,595	22.0
Non-interest bearing funds	112,706	106,029	6,677	6.3	106,029	98,228	7,801	7.9
Total Sources	638,910	594,958	43,952	7.4	594,958	547,994	46,964	8.6

Securities Available For Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value.  As of December 31, 2009, the Corporation had $236.3 million of securities available for sale, which accounted for 32.6% of assets, compared to 31.1% as of December 31, 2008.  This indicates that the securities portfolio on an ending-balance basis grew at a faster pace than total assets.  Based on ending balances, the securities portfolio increased 10.2% from December 31, 2008, to December 31, 2009.

Each quarter management sets portfolio allocation guidelines and adjusts security portfolio strategy generally based upon the following factors:

ENB FINANCIAL CORP
Management’s Discussion and Analysis

•	Performance of the various instruments
•	Direction of interest rates
•	Slope of the yield curve
•	ALCO positions as to liquidity, interest rate risk, and net portfolio value
•	Changes in credit risk of the various instruments
•	State of the economy and projected economic trends

The investment policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications provide opportunities to maximize yield and minimize credit risk. The composition of the securities portfolio based on fair market value is shown in the following table.

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)

	December 31,
	2009		2008		2007
	$	%	$	%	$	%

U.S. treasuries & government agencies	47,571	20.2	47,064	22.0	47,599	24.7
Mortgage-backed securities	42,390	17.9	46,093	21.5	33,097	17.1
Collateralized mortgage obligations	53,982	22.8	36,049	16.8	36,833	19.1
Private collateralized mortgage obligations	12,748	5.4	18,294	8.5	-	-
Corporate debt securities	13,369	5.7	11,637	5.4	11,507	6.0
Obligations of states and political subdivisions	63,369	26.8	52,521	24.5	60,422	31.3
Equity securities	2,906	1.2	2,763	1.3	3,502	1.8

Total securities	236,335	100.0	214,421	100.0	192,960	100.0

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds.  The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. Refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion of risk strategies.  To provide maximum flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value.  Management adjusts the value of the portfolio on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on the bonds that are currently valued below book value.  Equity securities generally pose a greater risk to loss of principal since there is no specified maturity date on which the Corporation will recover the entire principal. Recovery of the principal investment is dependent on the fair value of the security at the time of sale.

As of December 31, 2009, the Corporation held seven PCMO securities with a book value of $16.6 million, a reduction of $3.9 million, or 19.0%, from the balance as of December 31, 2008.  Three of these securities, with a book value of $6.6 million, carried an AAA credit rating by at least one of the major credit rating services.  The four remaining PCMOs, with a book value of $10.0 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moodys.  Management currently has no plans to sell these securities as management believes the current market values are not true indications of the value of the bonds based on cash flow analysis performed under severe stress testing.  Management’s December 31, 2009, cash flow analysis on all of the Corporation’s PCMOs did indicate a need to take impairment on three of the four PCMOs with below investment grade credit ratings.  The cash flow analysis, conducted at slower prepayment speeds than what the securities have actually been paying, reveals that there is an expectation that two of the bonds will suffer a 1% loss of principal, while the third shows a 7.4% loss of principal.   Total impairment taken on these three bonds was $369,000, with the first two bonds reflecting small impairment amounts of $29,000 and $11,000, while the third security had impairment charges of $329,000.

Current analysis by management does not show the need to take additional impairment, but it is possible that foreclosure rates and the severity of losses on the foreclosures could increase, resulting in more credit losses to the Corporation.  Management will continue to update cash flow analysis quarterly that incorporates the most current default rates and prepayment speeds on these instruments.  It is possible that further impairment would be necessary if default rates rose to levels that have not yet been experienced, or if the severity of losses on foreclosures increased, or if prepayment speeds slowed to speeds not previously experienced.  Prepayment speeds on all of the Corporation’s PCMOs have been

ENB FINANCIAL CORP
Management’s Discussion and Analysis

relatively fast, which is assisting in the cash flow analysis.  Faster prepayment speeds make it more likely that the Corporation’s principal is returned before additional credit losses are incurred.

Based on fair market value on December 31, 2009, approximately 98.8% of the Corporation’s securities were invested in debt securities with final maturities, while 1.2% of the portfolio was invested in equity securities.  The equity percentage changed very little from December 31, 2008, with the reduction in unrealized holding losses of $143,000 responsible for the change.  Management did sell $1 million of a CRA equity fund at a $60,000 loss to reinvest the proceeds into a $1 million CRA-approved SBA fund with a stable dollar price, and reduce the Corporation’s exposure to fair value fluctuations.  The $60,000 loss is included in the net $175,000 of security gains and losses for all of 2009.  The only equity security in the Corporation’s portfolio is the CRA fund investment. The CRA fund is structured as a mutual fund where dollars are invested in CRA-qualifying mortgage pools.  The current guideline used by management for the amount to be invested in CRA-approved investments is approximately 0.5% of assets.  The CRA fund is rated AAA by both Moodys and S&P.

Throughout the year, the Corporation was able to utilize the positively sloped treasury curve to add higher yielding tax-exempt securities to the portfolio which helped offset reductions in taxable security yields.  Overall, the tax equivalent yield on all of the Corporation’s securities declined from 5.38% for 2008, to 5.16% for 2009.  Growth in the securities portfolio occurred in part to offset the slower loan growth being experienced by the Corporation.  The majority of growth occurred in mortgage-backed securities (MBS), collateralized mortgage obligations (CMO), and obligations of states and political subdivisions.  They match the overall objectives of the securities strategy of providing:

•	a stable and reliable cash flow for liquidity
•	solid investments that generally carry AAA credit ratings
•	strong income compared to other debt securities

Investments in a substantial amount of MBS and CMOs assists management in maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions.  Unlike U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the MBS, CMO, and PCMO securities pay monthly principal and interest.  The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and stable cash flow.  While cash flows coming off of MBS, CMOs, and PCMOs do slow down and speed up as interest rates increase or decrease, the overall effect on the portfolio is minimal.  The significance of these monthly cash flows relative to other security calls or maturities does act to soften or smooth out the Corporation’s total monthly cash flow from securities.

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio.  Since 2008, the municipal bond ratings have been adversely affected by downgrades on nearly all of the insurance companies backing municipal bond issues.  Previous to the sharp decline in the health of the insurance companies, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection.  Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A.  As of December 31, 2009, only 30% of the Corporation’s municipal bonds carried an AAA rating.  The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A at the time of purchase.  As of December 31, 2009, nineteen municipal bonds, with a book value of $7.7 million, carried credit ratings under A.  In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities.  Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls.  All scheduled interest payments on these securities have been paid timely on these securities and management believes all future contractual payments will be made.  Despite the lower credit ratings on the nineteen municipal securities, management intends to hold these securities to maturity, with full recovery of principal expected.

As of December 31, 2009, the Corporation held corporate bonds with a total book value of $12.9 million and fair market value of $13.4 million.  Management continues to hold corporate securities at approximately 5% to 6% of the portfolio.  Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis.  Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of risk should the entity experience financial difficulties.  Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails.  As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place minimal credit ratings that must be met in order for management to purchase a corporate bond.  In July 2009, one of the Corporation’s corporate holdings, CIT Group, Inc., became public about experiencing severe financial problems.  The Corporation held two $1,000,000 CIT Group. Inc. corporate bonds as of June 30, 2009.  One of the bonds matured on July 15, 2009, with full value being received.  However, news of a possible CIT Group, Inc. bankruptcy with

ENB FINANCIAL CORP
Management’s Discussion and Analysis

lack of any potential government intervention surfaced on July 13, 2009, and continued to create negative pressure on the value of the Corporation’s remaining $1,000,000 book value of CIT Group, Inc. to the point that in just two days the price had fallen to less than half of its value.  As a result of the rapidly declining value of this bond, management made the decision on July 16, 2009, to sell the remaining CIT Group, Inc. bond at a $526,000 loss rather than continue to hold the bond with the uncertainty of losing additional principal.

As of December 31, 2009, all of the corporate securities held by the Corporation were showing unrealized holding gains.  And all of these corporate bonds had at least an A credit rating by one of the major credit rating services.  Currently, there are no indications that any of these bonds would discontinue contractual payments.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment.  In terms of credit risk and impairment, management views the Corporation’s CRA fund investment differently because it has no maturity date.  Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date.  As of December 31, 2009, the CRA fund was showing unrealized losses of $94,000, a 4.7% price decline. The prices on this fund tend to lag behind decreases in U.S. Treasury rates.   Management believes that the price declines are primarily rate driven, and temporary as opposed to permanent.  Corporate bonds and private collateralized mortgage obligations have the most potential credit risk out of the Corporation’s debt instruments.  Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds and all private label securities.  For further information on impairment see Note B.  For further details regarding credit risk see Note Q.

The following table shows the weighted-average life and yield on the Corporation’s securities by maturity intervals as of December 31, 2009, based on amortized cost.  All of the Corporation’s securities are classified as available for sale and are reported at fair value; however, for purposes of this schedule they are shown at amortized cost.

SECURITIES PORTFOLIO MATURITY ANALYSIS
(DOLLARS IN THOUSANDS)

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. treasuries & government agencies	-	-	6,721	4.16	40,297	4.45	-	-	47,018	4.41
Mortgage-backed securities	9,469	4.40	18,910	4.59	9,043	4.60	3,970	4.51	41,392	4.54
Collateralized mortgage obligations	10,320	4.40	39,185	4.04	-	-	3,779	5.29	53,284	4.20
Private collaterized mortgage obligations	-	-	-	-	7,017	5.75	9,551	6.22	16,568	6.02
Corporate bonds	4,466	5.11	7,967	5.16	500	5.30	-	-	12,933	5.15
Obligations of states and political
subdivisions	1,215	7.87	7,183	6.80	17,343	6.49	36,790	6.57	62,531	6.60
Other equity securities	-	-	-	-	-	-	3,000	4.85	3,000	4.85

Total securities	25,470	4.69	79,966	4.54	74,200	5.07	57,090	6.19	236,726	5.12

Securities are assigned to categories based on stated contractual maturity except for MBS, CMOs, and PCMOs, which are based on anticipated payment periods.

The yield on the securities portfolio, including equity securities, was 5.12% as of December 31, 2009, compared to 5.33% as of December 31, 2008.   As of December 31, 2009, the effective duration of the Corporation’s fixed income security portfolio was 2.8 for the base case or rates unchanged scenario.  This compares to an effective duration of 2.0 as of December 31, 2008.  Effective duration is the estimated duration or length of a security or portfolio, which is implied by the price volatility.  Effective duration is calculated by converting price volatility to a standard measurement representing length.  While it is a standard measurement representing length, it is not expressed in years.  It is a measurement of price sensitivity, with lower durations representing better positions.  An effective duration of 3.0 would be the same as a three-year U.S. treasury.  Management receives effective duration and price volatility information quarterly on an individual security basis.  Management’s target base case, or rates unchanged, effective duration is 2.5.  With the likelihood that interest rates may increase by the end of 2010 or early 2011, management’s strategy is to reduce the securities portfolio’s effective duration to 2.5 or less by June 30, 2010, to assist in reducing the Corporation’s overall rates-up exposure.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Effective duration is only one measurement of the length of the securities portfolio.  Management receives and monitors a number of other measurements.  In general, a shorter portfolio will adjust more quickly in a rising interest rate environment, whereas a longer portfolio will tend to generate more return over the long-term and will outperform a shorter portfolio when interest rates decline.  Because the Corporation’s securities portfolio is longer than the average peer bank, it will generally outperform the average peer bank given static rates or a decline in interest rates, and will generally underperform given higher interest rates.  Additionally, with fixed rate instruments, the longer the term of the security, generally the more fair value risk there is when interest rates rise.  The converse is true when interest rates decline.  Management utilizes other elements of the Corporation’s balance sheet to reduce exposure to higher interest rates including additional prime-based loans and extending liabilities through time deposits and borrowings.  While the securities portfolio’s effective duration exceeds management’s target guidelines as of December 31, 2009, the Corporation’s interest rate sensitivity analysis and fair value analysis are within guidelines.  See the Market Risk section for further discussion on the Corporation’s management of asset liability risks including interest rate risk and fair value risk.

Throughout 2009 and as of December 31, 2009, all of the Corporation’s securities were held at the bank level.  With the formation of the holding company on July 1, 2008, the Corporation is able to hold securities at the parent or holding company level.  Tax strategies, market conditions, and other strategic decisions have factored into management’s decision not to transfer securities to the holding company, or purchase equity securities at the holding company level.  Management and the Board will continue to evaluate changing market conditions and any opportunities in terms of transferring or purchasing securities at the holding company level.

Loans

Net loans outstanding increased $14.2 million, or 3.5%, from $407.7 million at December 31, 2008, to $421.9 million at December 31, 2009.  The following table shows the composition of the loan portfolio as of December 31 for each of the past five years.

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)

	December 31,
	2009		2008		2007		2006		2005
	$	%	$	%	$	%	$	%	$	%

Real estate
Residential (a)	163,625	38.2	163,076	39.6	150,996	39.2	148,828	40.6	135,381	41.1
Commercial	152,108	35.5	152,942	37.1	131,297	34.1	124,414	34.0	110,770	33.7
Construction	23,382	5.5	13,540	3.3	16,960	4.4	10,751	2.9	5,662	1.7
Commercial	76,526	17.9	71,765	17.4	75,172	19.5	70,300	19.2	64,333	19.5
Consumer	12,506	2.9	10,887	2.6	10,896	2.8	12,091	3.3	13,253	4.0
	428,147	100.0	412,210	100.0	385,321	100.0	366,384	100.0	329,399	100.0
Less:
Deferred loan fees, net	295		256		322		407		633
Allowance for loan losses	5,912		4,203		3,682		3,244		2,795
Total net loans	421,940		407,751		381,317		362,733		325,971

(a)
Residential real estate loans do not include mortgage loans sold to Fannie Mae and serviced by ENB.  These loans totaled $11,754,000 as of December 31, 2009, $11,058,000 as of December 31, 2008, $9,975,000 as of December 31, 2007, $9,358,000 as of December 31, 2006, and $5,412,000 as of December 31, 2005.

The composition of the loan portfolio has undergone minor changes in recent years.  The total of all categories of real estate loans comprises nearly 80% of total net loans.  Residential real estate is the largest category of the loan portfolio, consisting of approximately 38% of total loans.  The residential real estate category remained relatively unchanged from the end of 2008 to the end of 2009.  This category includes closed-end fixed rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans.  As of December 31, 2009, the residential real estate category included $131.2 million of 1-4 family residential loans secured by first liens, $21.7 million secured by junior liens, namely fixed rate home equity loans, and $10.4 million of revolving home equity lines of credit.  This compares to $128.5 million of 1-4 family residential loans secured by first liens, $27.9 million secured by junior liens, and $6.5 million of revolving home equity lines of credit as of December 31, 2008.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The first lien 1-4 family mortgages grew from $128.5 million on December 31, 2008, to $131.2 million as of December 31, 2009, a 2.1% increase.  These first lien 1-4 family loans made up 80% of the total residential real estate total as of December 31, 2009, and 78% as of December 31, 2008.  The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential owner and non-owner-occupied mortgages.  The weaker economic conditions and continued weak housing market adversely affected the non-owner occupied 1-4 family residential mortgages, resulting in a decline in those mortgages.  Meanwhile, single family primary residence mortgages grew more than 15%, as more primary residential mortgage customers sought to retain their mortgage at Ephrata National Bank versus having it sold in the secondary market, or sold to the secondary market with servicing remaining at Ephrata National Bank.  The net effect was a minimal increase in 1-4 family residential loans secured by first liens.

Given recent negative national events with regard to the mortgage industry and large commercial banks, more consumers prefer that their mortgage be held by a local financial institution.  Even though the mortgage business in general has slowed, the Corporation has seen new business from other financial institutions where borrowers are refinancing adjustable rate instruments into traditional fixed rate mortgages.  Management believes that there may be a slowdown in mortgage originations in 2010 as the housing market continues to be weak and the amount of mortgages likely to be refinanced declines.  The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage over 20 years.  In the past, the majority of the new mortgage requests have been for 30-year mortgages; however, in 2009 with the decline in housing valuations and customers refinancing to reduce monthly borrowing costs and total borrowings, more 10, 15, and 20-year mortgage requests were made.  As a result, the Corporation’s personal residential mortgage portfolio experienced a more significant increase.

As of December 31, 2009, the remainder of the residential real estate loans consisted of $21.3 million of fixed rate junior lien home equity loans, and $10.4 million of variable rate home equity lines of credit (HELOC).  This compares to $27.9 million of fixed rate junior lien home equity loans, and $6.5 million of HELOCs as of December 31, 2008.  Therefore, combined, these two types of home equity loans decreased from $34.4 million to $31.7 million, a decline of 8.5%.  The sharp increase in new HELOCs was not sufficient to offset the more moderate decline in the larger fixed rate junior lien home equity portfolio.  With the decline in the Prime rate to 3.25%, which had already occurred at the end of 2008, and fixed home equity rates between 6% and 8%, customers shifted any new home equity borrowings to the HELOCs and either paid off or continued to pay down their fixed rate home equity loans.  Even with Prime-based floors established at 4.00% for all new HELOCs, there was still generally at least a 200 basis point differential between the HELOC rate and fixed rate home equity loans, which continued to motivate the customer to seek a new HELOC and pay off their fixed rate home equity loan.  In the current environment, most borrowers were looking to consolidate and reduce their total debt position.  Management believes the trends experienced in 2009 will continue until the Prime rate begins to increase.

Commercial real estate loans declined slightly since December 31, 2008, while commercial loans not secured by real estate grew $4.8 million, or 6.6%, during the year from December 31, 2008, to December 31, 2009.  Collectively, these two categories of commercial loans grew at a slow 1.7% rate for the year, due to slower local economic activity.  While commercial loan activity has declined nationally, the Corporation’s market area is very diverse and generally has a healthy economic climate.  However, commercial loans have grown at a much slower pace than in past years.  As of December 31, 2009, commercial real estate loans accounted for 66.5% of total commercial loans, not including construction loans.  This compares to 68.1% as of December 31, 2008.  Commercial loans not secured by real estate account for the remainder.  This generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans.  Management anticipates that commercial loans not secured by real estate will continue to experience slow to moderate growth in 2010, while commercial real estate loans may remain stagnant.  Declines in the value of commercial real estate, similar to the declines in residential housing, have impacted the growth of these loans.  Any decline in the valuation of commercial real estate reduces the commercial borrower’s ability to borrow against this real estate.  This, coupled with weaker economic conditions that have diminished the business outlook for many of the Corporation’s commercial customers, has resulted in less demand for this type of loan.  The Corporation provides credit to many small and medium-sized businesses.  Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees.  Businesses are also using more of their available credit from both unsecured and real estate secured lines of credit as economic conditions impacted their sales and cash flows.

A significant portion of the Corporation’s recent commercial loan growth has been generated in Prime-based variable loans.  The Prime rate experienced dramatic reductions in the fall of 2008, declining from 5.00% at the end of September 2008, to 3.25% by mid-December 2008, where it has remained since.  As a result, the Prime rate has been well below standard commercial fixed rates.  This advantage caused an increase in commercial loans not secured by real estate as commercial customers sought the most advantageous funding for their business.  Businesses also see the advantage of converting their fixed rate loans to variable rate loans at these historically low interest rates to reduce their costs.  This

ENB FINANCIAL CORP
Management’s Discussion and Analysis

occurs generally with the commercial loans secured by real estate as borrowers look to convert their fixed rate commercial mortgage to a commercial line of credit secured by real estate. Therefore, the Corporation is seeing some shifting of fixed to variable products within the business and commercial segment of the loan portfolio.  When the Prime rate moves substantially off of the current lows, it is likely that businesses will refinance from variable rate loans to fixed rate loans to avoid higher variable rates.

Real estate construction is a fairly small element of the Corporation’s total loan portfolio, accounting for 5.5% of total loans as of December 31, 2009, and 3.3% of total loans as of December 31, 2008.  The real estate construction portfolio did grow materially in 2009, increasing nearly $10 million as a number of construction projects moved ahead after being held up in 2008.  Only a small amount of this increase was due to residential housing construction.  The majority of the increase was due to construction projects on a number of farms and small businesses.  While it is likely this area will experience growth in 2010, especially if economic conditions improve, management does not expect the same level of activity as was experienced in 2009.

As a result of the subprime and real estate crisis, which began to severely impact the economy in 2008, and the resulting credit and financial crisis that continued throughout 2009, declines in the valuation of real estate became a point of concern.  During late 2008 and early 2009, the area of commercial real estate (CRE) began to receive significant attention in terms of increased risk for banks following the significant declines that had occurred in residential real estate valuations.  Regulators were warning banks of concentrations in CRE loans and the increased risk that they could potentially bring to the financial institution.  These commercial borrowers are viewed as having more risk due to the specific types of commercial loans that fall into this category and their reliance on the value of the real estate that is used as collateral.

The Corporation’s CRE profile has not changed materially from December 31, 2008, to December 31, 2009, and the Corporation remains well below the CRE guidelines of 100% of total risk-based capital for construction and development loans, and 300% of risk-based capital for total CRE loans.  There are nine categories of CRE loans by definition.  The Corporation does not have any real estate investment trust (REIT) loans, which are the ninth category. The following chart details the Corporation’s CRE loans as of December 31, 2009.

CRE SUMMARY BY CATEGORY
(DOLLARS IN THOUSANDS)

		2009
			Risk-
		Loan	Based
CRE		Amount	Capital
Type	CRE Description	$	%

0.01	Land Development Loans	6,850	9.0%
0.02	1-4 Family Residential Construction Loans	1,949	2.5%
0.03	Commercial Construction Loans	10,639	14.1%
0.04	Other Land Loans	2,785	3.7%
0.05	Multi-Family Property	11,545	15.3%
0.06	Nonfarm, Nonresidential Property	25,413	33.6%
0.07	Nonfarm, Nonresidential Property-Temp	1,256	1.7%
0.08	Unsecured Loans to Developers	1,300	1.7%
		61,737	81.6%

	Corporation’s Risk-Based Capital	75,679

Management does not believe the Corporation’s CRE profile will change significantly during 2010.  Management is closely monitoring all CRE loan types to be able to determine any negative trends that may occur.  Management does internally monitor the delinquencies and risk ratings of these loans on a monthly basis and has established internal policy guidelines to restrict the amount of each of the above eight types of CRE loans as a percentage of capital.  As of December 31, 2009, the Corporation was within internal guidelines for all of the above CRE loan types.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Consumer loans also represent a small portion of the Corporation’s loan portfolio, accounting for 2.9% of total loans as of December 31, 2009, and 2.6% as of December 31, 2008.  This area did grow by $1.6 million, or 14.9%, from December 31, 2008, to December 31, 2009, as consumers ran out of available real estate secured credit and sought either additional unsecured credit or other non-real estate secured credit like vehicle loans, for any new financing needs.  This broke a long and consistent trend of consumer loans declining as a percentage of total loans. In years leading up to 2009, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures.  Additionally, many specialized lenders have emerged for consumer needs that compete with financial institutions.  However, in the current economic environment with reduced housing values, many borrowers no longer have available equity in their home from which to borrow.  This has reduced the demand for fixed home equity loans and increased the need for unsecured credit.  Additionally, due to current liquidity conditions, specialized lenders began pulling back on the availability of credit and more favorable credit terms.  The underwriting standards of major financing and credit card companies began to strengthen after years of lower credit standards.  This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice.  Management has seen the need for additional unsecured credit increase.  Management anticipates that the need for unsecured credit may continue during this current credit crisis and economic downturn, as many consumers need to access all available credit.  Management would expect that when economic and credit conditions improve, including housing valuations, the Corporation’s borrowers will return to the past trend of relying more heavily on home equity loans versus unsecured or non-real estate secured loans.

Management does not anticipate that the loan portfolio composition will change materially in 2010.

The following tables show the maturities for the loan portfolio by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year.

LOAN MATURITIES
(DOLLARS IN THOUSANDS)

		Due After
		One Year
	Due in One	Through	Due After
	Year or Less	Five Years	Five Years	Total
	$	$	$	$
Real estate
Residential	9,020	10,812	143,793	163,625
Commercial	16,574	11,800	123,734	152,108
Construction	9,787	735	12,860	23,382
Commercial	27,308	18,509	30,709	76,526
Consumer	2,397	9,922	187	12,506
Total amount due	65,086	51,778	311,283	428,147

FIXED AND FLOATING LOANS DUE AFTER ONE YEAR
(DOLLARS IN THOUSANDS)

		Floating or
	Fixed Rates	Adjustable Rates
	$	$

Real estate
Residential	140,126	14,479
Commercial	11,854	123,680
Construction	2,076	11,519
Commercial	43,625	5,593
Consumer	10,102	7

Total amount due	207,783	155,278

The majority of the Corporation’s fixed rate loans have a maturity date longer than five years.  The primary reason for the longevity of the portfolio is the high percentage of real estate loans, which typically have maturities of 10, 15, or 20

ENB FINANCIAL CORP
Management’s Discussion and Analysis

years.  Fixed rate commercial mortgages have maturities that range from 3 years to 25 years.  The most popular commercial mortgage term is a 20-year amortization with a 5-year reset period.  In this case, the loan matures in twenty years but after five years either the loan rate resets to the Prime rate plus 0.75%, or a fixed rate for another reset period.  The original maturity date does not change.  Customers will generally opt for another fixed reset period within the original term.

Out of all the loans due after one year, 57.2% are fixed rate loans as of December 31, 2009.  This is very consistent with the prior year end when 57.6% of the loans due after one year were fixed rate.  These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower.  Floating or adjustable rate loans reflect different types of repricing.  Approximately 55% of the $155.3 million of floating or adjustable loans due after one year are true floating loans.  These loans are tied to the Prime rate and will reprice when the Prime rate changes.  The vast majority of these Prime-based loans did not have floors in place as of December 31, 2009.  While elements of the Corporation’s business and commercial Prime-based loans have been priced at levels above the Prime rate due to credit standing, an actual Prime floor on new loans was not instituted until the beginning of 2010.  Prime floors of 4.00% were instituted on the Corporation’s home equity loans at the end of 2008.  The other 45% of the Corporation’s floating or adjustable loans due after one year are adjustable in nature and will reprice at a predetermined time in the amortization of the loan.  These loans are mostly real estate commercial loans.

As of December 31, 2008, 47% of the $150.1 million of floating or adjustable loans due after one year were true floating rate loans, with the other 53% being adjustable in nature.  The increase in the true floating rate loan percentage from 47% as of December 31, 2008, to 55% as of December 31, 2009, was a function of more borrowers converting fixed rate loans to variable rate loans, or not negotiating to fix their rate when the opportunity arose.  Because of the historically low Prime rate there have been instances where the Corporation’s commercial borrowers have not acted to reset their fixed rate after the end of their fixed rate period, resulting in the loan converting to a variable rate loan with the rate of prime plus 0.75% until the end of the amortization period.  This trend is expected to continue as long as Prime-based rates are significantly below fixed commercial loan rates.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	December 31,
	2009	2008	2007	2006	2005
	$	$	$	$	$

Non-accrual loans	6,076	2,889	425	548	544
Loans past due 90 days or more and still accruing	742	531	498	342	53
Troubled debt restructurings	1,540	-	-	-	-
Total non-performing loans	8,358	3,420	923	890	597

Other real estate owned	520	520	675	698	-

Total non-performing assets	8,878	3,940	1,598	1,588	597

Non-performing assets to net loans	2.10%	0.97%	0.42%	0.44%	0.18%

Non-performing assets increased $4.9 million from December 31, 2008, to December 31, 2009.  This increase was a result of a number of factors, all related to declining economic conditions, which have affected businesses and consumers alike.  During 2009, management saw the cumulative effect of the second year of severe recessionary conditions.  The impact to the Corporation’s borrowers accelerated throughout 2009 as business and consumers most

ENB FINANCIAL CORP
Management’s Discussion and Analysis

impacted by the economic conditions exhausted available secondary sources of liquidity.  Several businesses that were able to make it through 2008 were not able to sustain operations throughout 2009 with the second or third year of losses.

The Corporation’s total non-accrual loans increased $3.2 million from December 31, 2008, to December 31, 2009.  This increase was a result of the addition of a number of new non-accrual loans, charge-offs of several non-accrual loans that existed at the end of 2008, and resolution of an additional loan.

As of December 31, 2009, there were nine loans totaling $4.2 million on non-accrual that were not on non-accrual as of December 31, 2008.  These nine loans consisted of four loans to two borrowers in the trucking industry totaling $3.1 million, two loans totaling $520,000 to a borrower in the advertising/production industry, $420,000 to a real estate developer, and two loans totaling $206,000 to a food trade borrower.  Management has seen weakness in the trucking industry as a result of the weaker economy.  Residential builders and developers have also been significantly affected by the slowdown and devaluation in housing.  These industries, along with the dairy industry in agriculture, seem to be the most affected by the prolonged economic weakness; however the number of the Corporation’s borrowers that are severely delinquent or non-performing in these industries remains very small.  The Corporation’s diverse customer base, with many small businesses and industry types represented, has helped to avoid large concentrations in these industries.  See Note Q for further discussion on concentrations of credit risk.  The severe economic conditions naturally will impact nearly all industries to some extent; however, the impact can vary greatly.  Some businesses simply are not as successful in negotiating more difficult times, or may be impacted by non-economic matters like succession planning and poor business practice.  Based on present conditions, management does not anticipate any significant new trends or the emergence of more severe trends beyond those already discussed.

The increase caused by nine loans being added to non-accrual in 2009 was partially offset by approximately $900,000 of charge-offs and $215,000 of principal payments received on non-accrual loans during 2009.  Eight smaller business non-accrual loans totaling $174,000 on December 31, 2008, were charged off during 2009.  In addition, the Corporation took a partial charge off of $606,000 on a larger commercial borrower that had three non-accrual loans as of December 31, 2008.  This reduced the total non-accrual loans to this commercial borrower; however the three loans still remained on non-accrual as of December 31, 2009.  One non-accrual loan to a builder was resolved during 2009 resulting in a $95,000 reduction in non-accrual balances, which is included in the $215,000 of principal payments above.

Loans past due 90 days or more and still accruing increased by $211,000 from December 31, 2008, to December 31, 2009, primarily as a result of the addition of one home equity loan totaling $463,000 in the third quarter of 2009.  The Corporation received payments on other loans past due 90 days or more and still accruing that existed as of December 31, 2008, with several being paid off.  Outside of the $463,000 home equity loan, the other loans past due 90 days or more and still accruing as of December 31, 2009, consisted of a $248,000 residential mortgage, a $21,000 small business loan, and three consumer loans totaling $10,000.

The Corporation’s troubled debt restructurings increased by $1,540,000 from December 31, 2008, to December 31, 2009, due to the addition of three agricultural loans classified as troubled debt restructurings during 2009.  All of these loans involved farmers, including two loans to dairy farmers totaling $1.2 million.  The dairy industry appears to be the one agricultural area that is under intense pricing pressure, which is constraining revenues while costs continue to rise. The other troubled debt restructuring involved a farm loan where the principal farmer died and the family is now selling the farm.  In all cases, the loans were classified as troubled debt restructurings because principal payments were deferred for a certain period of time, with the borrower still making interest payments.  In the later case, it is anticipated that sufficient assets will be liquidated by the family to pay off the loan in 2010.  The two troubled debt restructurings involving dairy farmers were primarily the result of herd health issues that reduced revenue, leaving the farmer with the inability to service the debt at the current levels. In both of these cases, management believes the reduction in revenue is temporary, and management is working with the borrower to resume a plan of normal principal payments.

As of December 31, 2009, other real estate owned (OREO) is shown at a recorded fair market value, net of anticipated selling costs, of $520,000.  The balance consists of one manufacturing property that has been in OREO since December 2006.  This property has been under an agreement of sale since late 2007, initially to one party, and then to a second party in 2008.  In the second quarter of 2008, a new agreement of sale was signed for the recorded value of the property.  Subsequently, this agreement has been extended several times as a result of delays in addressing all environmental concerns of the property.  To complete the sale of the property, the Corporation must meet all conditions of the agreement, which include satisfying all federal and state environmental requirements.  The agreement allows for a due-diligence period to ensure all contingencies of the agreement have been met, prior to moving to settlement.  Subsequent to December 31, 2009, and through the filing date of this report, the Corporation and the interested party have continued

ENB FINANCIAL CORP
Management’s Discussion and Analysis

the process of addressing the conditions of the agreement.  Management anticipates that resolution of all contingencies would occur prior to the end of 2010.

Management is monitoring total delinquency trends closely in light of the current weak economic conditions.  Total delinquencies include loans 30 to 59 days past due,  loans 60-89 days past due, loans 90 days or more past due and still accruing, and non-accrual loans.  Total delinquencies remained very stable during the first half of 2009, going from 1.33% as of December 31, 2008, to 1.23% as of March 31, 2009, to 1.25% as of June 30, 2009.  After June 30, 2009, delinquencies began to rise moderately to 1.53% as of September 30, 2009, and 1.83% as of December 31, 2009.  Management does believe that this trend of higher delinquencies is beginning to moderate, as delinquency levels in early 2010 have decreased slightly.  However, with a prolonged period of economic weakness, it is possible that more businesses and consumers will be impacted and could fall behind on their payments.  Within the categories of delinquencies, management has seen little change in the percentages, other than the non-accrual category which increased from 0.70% of total loans as of December 31, 2008, to 1.42% of total loans as of December 31, 2009.  The 60 to 89 days past due percentage has actually seen a decline from 0.12% as of December 31, 2008, to 0.03% as of December 31, 2009, while the 90 days or more category has increased slightly from 0.13% as of December 31, 2008, to 0.18% as of December 31, 2009.  All of the Corporation’s delinquency percentages are significantly below the Corporation’s national peer group.  At this time, with economic conditions weak and uncertain, management believes that the potential for significant losses related to non-performing loans has moderated, but is still increasing.

Subsequent to December 31, 2009, but prior to the filing of this report, management took possession of the property securing a home equity loan that was classified as past due 90 days or more and still accruing, and classified it as OREO.  As such, the $463,000 loan was removed from the loans past due 90 days or more category and was reclassified as a Bank asset under OREO.  The total amount of non-performing assets did not materially change as a result of this transaction.  In February 2010, management set up the property as OREO at fair market value less anticipated selling costs, which resulted in a $35,000 charge-off and a $428,000 OREO asset valuation.  The fair value was determined after obtaining appraisals and broker pricing opinions and determining at what price the Corporation would list the property, and then discounting this amount down to an expected sales price.  The expected sales price is further reduced by projected selling costs before arriving at the basis for which the OREO property is established.

Allowance for Loan Losses

The allowance for loan losses is established to cover any losses inherent in the loan portfolio.  Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for loan losses.  This calculation is based upon a systematic methodology for determining the allowance for loan losses in accordance with U.S. generally accepted accounting principles.  The calculation includes estimates and is based upon losses inherent in the loan portfolio.  The calculation, and detailed analysis supporting it, emphasizes delinquent and non-performing loans.  The allowance calculation includes specific provisions for non-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses.  Based on the quarterly loan loss calculation, management will adjust the allowance for loan losses through the provision as necessary.  Changes to the allowance for loan losses during the year are primarily affected by three events:

•	Charge off of loans considered not recoverable
•	Recovery of loans previously charged off
•	Provision for loan losses

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses.  In recent months, the Corporation has experienced an increase in the number of charged-off loans and a greater number of classified loans for which a loss is possible.  For these reasons, the Corporation has experienced higher than normal levels of both the allowance for loan losses and the provision for loan losses.  The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for each of the past five years.  At the bottom of the table, two benchmark percentages are shown.  The first is net charge-offs as a percentage of average loans outstanding for the year.  The second is the total allowance for loan losses as a percentage of total loans.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

	December 31,
	2009	2008	2007	2006	2005
	$	$	$	$	$

Balance at January 1,	4,203	3,682	3,244	2,795	2,764
Loans charged off:
Real estate	-	-	-	419	-
Commercial and industrial	1,126	150	925	372	79
Consumer	134	91	153	111	171
Total charge-offs	1,260	241	1,078	902	250

Recoveries of loans previously charged off:
Real estate	-	-	-	-	-
Commercial and industrial	31	69	19	11	13
Consumer	18	24	51	64	47
Total recoveries	49	93	70	75	60
Net loans charged off	1,211	148	1,008	827	190
Provision charged to operating expense	2,920	669	1,446	1,276	390
Allowance reclassified to other liabilities
for off-balance sheet commitments	-	-	-	-	(169)
Balance at December 31,	5,912	4,203	3,682	3,244	2,795

Net charge-offs as a %
of average total loans outstanding	0.29	0.04	0.27	0.24	0.06

Allowance at year end as a % of total loans	1.38	1.02	0.96	0.89	0.85

Charge-offs for the year ended December 31, 2009, were $1,260,000, compared to $241,000 for the same period in 2008.  The charge-offs in 2008 represent a more typical level of consumer and small business loan charge-offs that would result from management charging off unsecured debt over 90 days delinquent with little likelihood of recovery.  The significantly higher charge-offs in 2009 resulted from partial charge-offs totaling $786,000 on two commercial loans in the fourth quarter of 2009.

During 2009 the Corporation provided $2,920,000 to the allowance for loan losses, compared to $669,000 during 2008.  The provision is used to increase the allowance for loan losses to a level considered adequate to provide for losses inherent in the loan portfolio.  With the level of delinquent and special mention loans increasing throughout 2009, management’s quarterly calculation of the allowance for loan losses was showing the need to add more into the provision to bring the allowance to higher levels.  While the Corporation’s classified loans (substandard and doubtful rated loans) did not increase throughout 2009, the level of special mention loans did increase significantly.  Special mention is the first rating that indicates the loan is receiving special attention.  Further declines in the loan’s performance would result in a substandard rating.  If conditions deteriorated further, with full repayment no longer expected, the loan would be rated doubtful.  The sharp increase in loans with a special mention rating occurred in the business loan and business mortgage areas of the portfolio, indicating that more businesses were facing a decline in their financial performance.  The sharp increase in special mention loans did have a direct impact to the quarterly allowance for loan loss calculation and was responsible for an additional $1,350,000 of provision to the allowance in 2009 to sufficiently provide for possible loan losses inherent in these loans.  Therefore, approximately two-thirds of the increase in the provision was caused by the need to increase the allowance to the calculated levels, with the remainder necessary to offset the higher charge-offs, which primarily occurred in the fourth quarter of 2009.  Management anticipates that the percentage of delinquencies and the total amount of classified loans will remain high, but stabilize during 2010.  However, it is likely that management will continue to increase the allowance as a percentage of loans in an effort to ensure a sufficient allowance is maintained.  Even though the economy is showing signs of improvement, weak economic conditions will likely continue throughout 2010.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided.  For the five-year period from 2005 through 2009, the Corporation maintained an allowance as a percentage of loans in a narrow range between 0.85% and 1.38%.  In 2009 alone, the percentage increased from 1.02% at the beginning of the year, to 1.38% as of December 31, 2009.  The composition of the Corporation’s loan portfolio has

ENB FINANCIAL CORP
Management’s Discussion and Analysis

not changed materially from 2008 to 2009; however, management views the overall risk profile of the portfolio to be higher in 2009 as a result of more loans being classified as substandard and special mention.  These classifications require larger provision amounts due to a higher potential risk of loss.  Management will continue to increase the allowance as a percentage of total loans as long as the quarterly calculation of the allowance for loan losses demonstrates the need to allocate additional amounts based on estimated credit losses inherent in the current portfolio, utilizing historical and projected credit losses and levels of qualitative and quantitative risks that are appropriate based on the current credit environment.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period.  The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices.  The 0.29% shown for 2009 is similar to charge-off rates experienced in 2006 and 2007.

The following table provides the allocation of the Corporation’s allowance for loan losses by major loan classifications.  The percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type.  The reserve associated with commercial and industrial loans increased substantially from December 31, 2008, to December 31, 2009, coinciding with the increase in commercial and industrial loans as a percentage of the total loan portfolio and the increased risk in the commercial loan portfolio.  Commercial and industrial loans consist of loans to businesses that are not secured by real estate.  On December 31, 2009, 66.0% of the allowance was allocated to commercial and industrial loans.  The increase in the allowance to these loans occurred primarily as a result of current economic conditions in the Corporation’s market area that have impacted certain segments of the commercial customers.  Since commercial loans are usually larger in dollar amount, the potential for loss from these loans is greater.

This allocation may change as the mix of delinquent and substandard classified loans within the portfolio changes.  In total, the allowance for loan losses is maintained at a level considered by management to be adequate to provide for losses that can be reasonably anticipated.

ALLOCATION OF RESERVE
(DOLLARS IN THOUSANDS)

	December 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
	$	Loans	$	Loans	$	Loans	$	Loans	$	Loans

Real estate	1,917	79.2	2,293	80.0	1,558	77.7	1,654	77.5	1,327	76.5
Commercial and industial	3,902	17.9	1,727	17.4	1,768	19.5	1,291	19.2	968	19.5
Consumer	83	2.9	155	2.6	166	2.8	299	3.3	236	4.0
Unallocated	10	-	28	-	190	-	-	-	264	-
Total allowance for loan losses	5,912	100.0	4,203	100.0	3,682	100.0	3,244	100.0	2,795	100.0

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $945,000, or 4.7%, to $20,858,000 on December 31, 2009, from $19,913,000 as of December 31, 2008.  In 2008, $1,983,000 of new investments were made in premises and equipment while the Corporation recorded $1,038,000 of accumulated depreciation on existing assets.  During 2009, the Denver branch office was renovated and $1.4 million was in construction in process related to this project as of December 31, 2009.  The project was completed in February 2010, with all assets being placed in service as of that date. For further information on fixed assets please see Note D to the Consolidated Financial Statements, and for construction commitments see the off-balance sheet arrangements section.

Bank-Owned Life Insurance (BOLI)
The Corporation owned life insurance with a total recorded cash surrender value (CSV) of $15,248,000 on December 31, 2009, compared to $14,512,000 on December 31, 2008.  The Corporation holds two distinct BOLI programs.  The first, with a CSV of $3,848,000, was the result of insurance policies taken out on directors of the Corporation electing to participate in a directors’ deferred compensation plan.  The program was designed to use the insurance policies to fund future annuity payments as part of a directors’ deferred compensation plan that permitted deferral of Board pay from 1979 through 1999.  The plan was closed to entry in 1999 when directors were no longer provided with the option of deferring their Board pay.  The Corporation pays the required premiums for the policies and is the owner and beneficiary of the policies.  The life insurance policies in the plan generally have annual premiums; however, the premium payments

ENB FINANCIAL CORP
Management’s Discussion and Analysis

are not required after the first five years.  The Corporation continues to make the premium payments, which cover the cost of the insurance and generally adds to the cash surrender value of the policy.

The second BOLI plan was taken out on a select group of the Corporation’s officers, with the additional income generated used to offset rising benefit costs.  In May 2006, the first $5 million BOLI investment was made on these officers.  In 2007, a second $5 million BOLI investment was made that covered officers who were not included in the initial BOLI investment and included additional investments on some officers already covered.  During 2009, the CSV for this plan increased from $10,939,000 as of December 31, 2008, to $11,400,000 as of December 31, 2009, a 4.2% increase.  The increase resulted solely from the returns on the insurance policy investment.  The Corporation purchased whole life policies for this BOLI plan and is the owner and beneficiary of the policies.  Management is looking at the possibility of purchasing additional BOLI in the future to cover any officers hired since the last investment in 2007.

Deposits

The Corporation’s total ending deposits increased $58.8 million, or 11.5%, from $511.1 million on December 31, 2008, to $569.9 million on December 31, 2009.  Customer deposits are the Corporation’s primary source of funding for loans and investments.  In 2009, economic concerns, the credit crisis, and poor performance of the stock market and other types of investments led customers back to banks as safe places to invest money, in spite of low interest rates.  Despite significant growth of new deposits, the actual mix of deposit categories has remained relatively stable.

The Deposits by Major Classification table, shown below, provides the average balances and rates paid on each deposit category for each of the past three years.  The average 2009 balance carried on all deposits was $546.4 million, compared to $497.5 million for 2008.  This represents an increase of 9.8% on average deposit balances.  The increase in average deposit balances from 2007 to 2008 was 6.3%.  Average balances provide a more accurate picture of growth in deposits because deposit balances can vary throughout the year.  In addition, the interest paid is based on average deposit balances carried during the year calculated on a daily basis.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2009		2008		2007
	$	%	$	%	$	%

Non-interest bearing demand deposits	112,706	-	106,029	-	98,228	-
NOW accounts	53,111	0.58	60,098	1.23	54,960	1.62
Money market deposit accounts	43,864	0.70	39,516	1.25	41,001	2.06
Savings deposits	80,649	0.20	72,049	0.42	68,956	0.55
Time deposits	256,062	3.19	219,769	4.07	204,947	4.38
Total deposits	546,392		497,461		468,092

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Fees
•	Permanence of the institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to competitor rates

The Corporation has been a stable presence in the local area and offers convenient locations, low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves.  Management has always priced products and services in a manner that makes them affordable for all customers.  This, in turn, creates a high degree of customer loyalty, which has provided stability to the deposit base.  In 2009, management began to see a new trend develop that resulted in deposit inflows due to financial concerns regarding the health of other competing financial institutions, as opposed to merger-related activity.  The Corporation continues to generally benefit from the customers’ desire to conduct business with a smaller financial institution versus a larger institution.  Larger financial institutions have been in the forefront in terms of negative publicity related to the governmental actions commonly referred to as the “bailout”of the banking industry.  The Corporation chose not to take governmental funds

ENB FINANCIAL CORP
Management’s Discussion and Analysis

issued as part of the Troubled Asset Relief Program (TARP).  This was a beneficial decision in that some customers viewed the recipients of TARP funds to be in weaker financial condition.  While this was not always the case, the public’s perception determines where they will direct their funds.  In addition to these trends, the Corporation’s deposits benefited from the eighth full service branch location opened in September 2008.

The average balance of the Corporation’s core deposits, including non-interest bearing demand deposits, NOW accounts, MMDA accounts, and savings accounts, grew $12.6 million, or 4.6%, since December 31, 2008.  Out of these core deposit categories, all experienced growth except the NOW accounts.  Several converging factors are assisting in the increase in core deposits.  Interest rates are at historic lows, which results in less motivation for customers to shop interest rates because the differential between high and low rates is compressed.  Customers are trying to build more liquid funds to meet cash flow needs in a slowing economy, as a matter of prudence.  The safety of FDIC-insured funds and immediate, or nearly immediate, funds in the current environment appear to be more of a concern to customers than interest rates.  Additionally, the concern over the stability of some larger financial institutions has led customers seeking security to community banks with high levels of capital and long-standing reputations.

Time deposits are typically a more rate-sensitive product making them a less reliable source of funding.  Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. Due to current adequate funding levels from all sources, the Corporation’s recent time deposit strategy has been to offer rates that meet or slightly exceed the average rates offered by the local competing banks.  Time deposit growth was aided in 2009 by the very volatile and weak stock market.  This condition continues to prevail at the time of the writing of this report.  Time deposits are a safe investment with FDIC coverage insuring no loss of principal below certain levels.  Prior to October 3, 2008, FDIC coverage was $100,000 on non-IRA time deposits, and $250,000 on IRA time deposits.  Effective October 3, 2008, the FDIC insurance increased to $250,000 for all deposit accounts with the signing of the Emergency Economic Stabilization Act of 2008.  The higher FDIC insurance limits benefited the Corporation due to its strong level of capital and consistent earnings.  In this environment, the Corporation experienced time deposit growth due to weak earnings and/or capital levels of competing national, regional, and local community banks.  Often as customers placed more and more time deposits in financial institutions, due to the declining stock market, they did not want to exceed the FDIC insurance limits and therefore the Corporation gained many new time deposit customers.  The culmination of all of these conditions contributed to the $36.3 million, or 16.5%, increase in the average balance of time deposits between December 31, 2008, and December 31, 2009.

The majority of the time deposit growth achieved in 2009 was in terms less than 18 months, which have lower rates than longer term time deposits, indicating that customers are not looking for long-term investments with the best return, but shorter safe investments.  Management expects that, when equity investments begin to rebound in performance, there will be a reduction in the Corporation’s time deposit balances.

As of December 31, 2009, time deposits over $100,000 made up 27.9% of the total time deposits.  This compares to 24.3% on December 31, 2008.  Since time deposits over $100,000 are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease.  Management believes the growth in time deposits over $100,000 was due primarily to an increase in the FDIC insurance levels and to a lesser degree the weak equity markets.  The following table provides the total amount of time deposits of $100,000 or more for the past three years by maturity distribution.

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
(DOLLARS IN THOUSANDS)

	December 31,
	2009	2008	2007
	$	$	$

Three months or less	14,010	14,545	5,281
Over three months through six months	11,135	2,998	3,756
Over six months through twelve months	17,954	17,905	13,337
Over twelve months	29,908	20,583	16,759
Total	73,007	56,031	39,133

ENB FINANCIAL CORP
Management’s Discussion and Analysis

In order to meet future funding obligations, it is necessary to review the timing of maturity for large depositors like the time deposits of $100,000 or more.  The Corporation monitors all large depositors to ensure that there is a steady flow of maturities.  As of December 31, 2009, the Corporation had a typical laddering of large time deposits.  For more information on liquidity management, please see Item 7A. Quantitative and Qualitative Disclosures about Market Risk.  Additionally, for more information on the maturity of time deposits, see Note F to the Consolidated Financial Statements.

Borrowings

Total borrowings were $82.5 million and $103.8 million as of December 31, 2009, and 2008, respectively.  The Corporation was purchasing no short-term funds as of December 31, 2009, and $11.8 million of short-term funds at the end of 2008.  Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.

Long-term borrowings decreased $9.5 million, or 10.3%, from $92.0 million on December 31, 2008, to $82.5 million on December 31, 2009.  The Corporation uses two main sources for long-term borrowings:  Federal Home Loan Bank (FHLB) advances and repurchase agreements through brokers or correspondent banks.  Both of these types of borrowings are used as a secondary source of funding and to mitigate interest rate risk.  Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

Total FHLB borrowings were $52.5 million as of December 31, 2009, compared to $67.0 million as of December 31, 2008.  The FHLB borrowings decrease related to the maturity of several FHLB loans in 2009 that were not replaced with additional borrowings. Several loans that did mature were replaced with new loans, reducing the rates paid on the borrowings.  The borrowings with FHLB are primarily fixed-rate loans.  The Corporation occasionally uses convertible select loans that give advantageous pricing compared to fixed-rate loans; however, they generally have additional risk due to a call feature being included on the loan.  Management compares the length of the first call of these borrowings to the normal length of time deposits.  Often, a convertible select borrowing from FHLB can provide a longer period of rate protection than the term of some of the Corporation’s typical time deposit promotions.  The call feature may be based on a time requirement or a specific rate requirement.  As of December 31, 2009, the Corporation held $20.0 million of convertible select loans, the same level as December 31, 2008.

As of December 31, 2009, the Corporation held $30.0 million of repurchase agreements, the same amount as December 31, 2008.  The repurchase agreements all have some call feature, much like FHLB convertible select loans.  All of the callable repurchase agreements had an initial period where no call could occur.  However, $20 million of callable repurchase agreements are now into their call period where calls could occur on a quarterly basis.  It is unlikely that any of the callable repurchase agreements will be called in the near future, as their rates are well above market rates for the same term.  Two of the repurchase agreements existing prior to 2008, totaling $10 million are in a back-end fixed rate with a quarterly call, whereas the two other repurchase agreements are at a floating rate that resets quarterly with a call provision.  The interest rates on callable repurchase agreements are more favorable than non-callable long-term fixed rates; therefore, these instruments assist the Corporation in increasing net interest margin.  In all cases, the rate advantage of callable borrowing structures is weighed against any additional interest rate risk exposure taken compared to non-callable borrowing structures.  Management views repurchase agreement transactions as a diversification of funding outside of the FHLB, because principally the same funding structures can be obtained from FHLB.  Management monitors the amount of convertible select loans that could be called in any one year to ensure that the Corporation does not have a concentrated amount of call risk.

To limit the Corporation’s exposure and reliance on a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of the Corporation’s total assets.  As of December 31, 2009, the Corporation was within this policy guideline at 7.2% of asset size with $52.5 million of total FHLB borrowings.  The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital.  As of December 31, 2009, total borrowings from all sources amounted to 118.6% of the Corporation’s capital, well under the policy guideline.  The Corporation has maintained FHLB borrowings and total borrowings within these guidelines throughout the year.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $207.9 million.  The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.  Due to recent circumstances in the financial and mortgage sectors, FHLB has been under regulatory and operating performance pressures and has taken steps to preserve capital.  As a result, FHLB has suspended the dividend paid on stock owned by banks that have FHLB borrowings.  Additionally, FHLB will no longer repurchase excess stock if a bank reduces its borrowings.  For this reason, management is committed to maintaining current borrowing levels, but not placing more reliance on FHLB for additional borrowings.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels.  The Corporation maintains capital ratios well above those minimum levels and higher than the peer group average.  The risk-weighted capital ratios are calculated by dividing capital by risk-weighted assets.  Regulatory guidelines determine risk-weighted assets by assigning assets to one of four risk-weighted categories.  The calculation of Tier I Capital to Risk-Weighted Assets includes a reduction to capital for the allowance for loan losses, thereby making this ratio lower than the Total Capital to Risk-Weighted Assets ratio.  See Notes I and N to the Consolidated Financial Statements for additional information on capital transactions.

The following table reflects the Corporation’s capital ratios compared to the regulatory capital requirements.

Regulatory Capital Ratios	Capital Ratios			Regulatory Requirements
	As of	As of	As of
	Dec. 31,	Dec. 31,	Dec. 31,	Adequately	Well
	2009	2008	2007	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets	16.0%	16.2%	16.6%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	14.8%	15.2%	15.8%	4.0%	6.0%
Tier I Capital to Average Assets	9.7%	10.1%	10.9%	4.0%	5.0%

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

Total dividends paid to shareholders during 2009, were $3,316,000, or $1.17 per share, compared to $3,549,000, or $1.24 per share paid to shareholders during 2008.  The Corporation uses current earnings and available retained earnings to pay dividends.  The Corporation’s current capital plan calls for management to maintain Tier I Capital to Average Assets between 9.0% and 12.0%.  Management also desires a dividend payout ratio between 40% and 50%.  This ratio will vary according to income, but over the long term, management’s goal is to average a payout ratio in this range.  For 2009, the dividend payout ratio was 77.1%.  Management anticipates that the payout ratio for 2010 will be within the target range of 40% to 50% of the Corporation’s net income.

The amount of unrealized gain or loss on the Corporation’s securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles.  This is recorded as accumulated other comprehensive income or loss in the capital section of the Corporation’s balance sheet.  An unrealized gain increases the Corporation’s capital while an unrealized loss reduces the Corporation’s capital.  This requirement takes the position that if the Corporation liquidated at the end of each period, the current unrealized gain or loss of the securities portfolio would directly impact the Corporation’s capital.  As of December 31, 2009, the Corporation showed unrealized losses, net of tax, of $258,000, compared to unrealized losses of $963,000 as of December 31, 2008.  The changes in unrealized losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

At the close of the period ended June 30, 2008, 130,443 shares of treasury stock held as a result of previous stock purchase plans, less shares utilized for the Employee Stock Purchase Plan and Dividend Reinvestment Plan, were retired.  The retirement of these treasury shares was required as part of the formation of ENB Financial Corp.  Treasury shares act as a reduction to capital; therefore, the retirement of treasury shares into common stock and capital surplus had no impact to the Corporation’s capital.  Since December 31, 2008, 20,500 shares of treasury stock have been repurchased, and 15,305 reissued, with 30,557 treasury shares existing on December 31, 2009.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business.  The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2009, and shows the future periods in which settlement of the obligations is expected.  The contractual obligation numbers below do not include accrued interest. Refer to the Notes to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

CONTRACTUAL OBLIGATIONS
(DOLLARS IN THOUSANDS)

	Less than	1-3	4-5	More than
	1 year	years	years	5 years	Total
	$	$	$	$	$

Time deposits (Note F)	147,872	80,861	32,928	-	261,661
Borrowings (Notes G and H)	15,000	37,000	18,000	12,500	82,500
Total contractual obligations	162,872	117,861	50,928	12,500	344,161

The Corporation has a number of contractual obligations that arise from the normal course of business.  A construction contract was signed in May 2009 for $1.5 million to renovate the Denver branch.  As of December 31, 2009, $1,241,000 was paid on this contract, and as of the report date, the remainder of the contract price has been paid.

Management signed a contract in March 2008 with the Corporation’s core processing vendor to conduct a comprehensive business process improvement (BPI) engagement.  The majority of the engagement occurred over the six-month period beginning in July 2008.  Initial benefits were realized in the fourth quarter of 2008, with an acceleration of benefits occurring in 2009, and to occur in subsequent years.  The financial goal of the BPI is to obtain $1.4 million to $2.2 million of annual pre-tax benefit through operational cost savings and revenue enhancements.  The strategic goal of the BPI engagement is to be a more efficient organization, with better customer service, at increased levels of profitability.  The fees for the entire BPI engagement were $756,000 plus travel-related expenses; billed through April 2009 at a rate of $68,700 per month.  As of December 31, 2009, all expenses related to the BPI engagement have been paid.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments.  These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time.  As discussed in the liquidity section to follow, the Corporation has in place sufficient liquidity alternatives to meet these obligations.  The following table presents information on the commitments by the Corporation as of December 31, 2009.  For further details regarding off-balance sheet arrangements, refer to Note P to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS (DOLLARS IN THOUSANDS)
December 31,
2009
$
Commitments to extend credit:
Revolving home equity loans	16,262
Construction loans	16,354
Real estate loans	2,355
Business loans	63,952
Consumer loans	2,725
Other	5,063
Standby letters of credit	8,790

Total	115,501

Recently Issued Accounting Standards

Refer to Note A to the Consolidated Financial Statements for discussion on recently issued accounting standards.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Critical Accounting Policies

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect many of the reported amounts and disclosures.  Actual results could differ from these estimates.

Allowance for Loan Losses

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate and reasonable.  The Corporation’s methodology for determining the allowance for loan losses is described in an earlier section of Management’s Discussion and Analysis.  Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions and, therefore, calculate a materially different allowance amount.  Management uses available information to recognize losses on loans; however, changes in economic conditions may necessitate revisions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses.  Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Other than Temporary Impairment Of Securities

Securities are evaluated periodically to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other than temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospect of a near-term recovery of value is not necessarily favorable or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Deferred Tax Assets

The Corporation uses an estimate of future earnings to support the position that the benefit of deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the Corporation’s net income will be reduced.  Deferred tax assets are described further in Note M to the Consolidated Financial Statements.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the Corporation is subject to four primary market risks:

•	Credit risk
•	Liquidity risk
•	Interest rate risk
•	Fair value risk

The Board of Directors has established an Asset Liability Management Committee (ALCO) to measure, monitor, and manage these four primary market risks.  The Asset Liability Policy has instituted guidelines for all of these primary risks, as well as other financial performance measurements with target ranges.  The Asset Liability goals and guidelines are consistent with the Strategic Plan goals.

For discussion on credit risk, refer to the sections on non-performing assets, allowance for loan losses, Note C, and Note P to the Consolidated Financial Statements.

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

One of the measurements used in liquidity planning is the Maturity Gap Analysis. The Maturity Gap Analysis below measures the amount of assets maturing within various time frames versus liabilities maturing in those same periods.  These time frames are referred to as gaps and are reported on a cumulative basis.  For instance, the one-year gap shows all assets maturing one year or less from a specific date versus the total liabilities maturing in the same time period.  The gap is then expressed as a percentage of assets over liabilities. Mismatches between assets and liabilities maturing are identified and assist management in determining potential liquidity issues. A cumulative maturity gap of 100% indicates that the same amount of assets and liabilities are maturing within the specified period.  While this would be ideal, loans usually have longer lives than deposits, resulting in a ratio less than 100%.

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2009, along with the cumulative maturity gap guidelines monitored by management.  For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

MATURITY GAP ANALYSIS
(DOLLARS IN THOUSANDS)

		More than	More than	More than
	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$
Assets maturing	52,845	43,653	152,270	102,055	262,141
Liabilities maturing	107,924	80,158	166,202	100,698	165,835
Maturity gap	(55,079)	(36,505)	(13,932)	1,357	96,306
Cumulative maturity gap	(55,079)	(91,584)	(105,516)	(104,159)	(7,853)

Maturity gap %	49.0%	54.5%	91.6%	101.3%	158.1%

Cumulative maturity gap %	49.0%	51.3%	70.2%	77.1%	98.7%

Cumulative maturity gap % guideline	45% to 155%	60% to 140%	75% to 125%	85% to 115%

As of December 31, 2009, all except the less than six month maturity gap are outside of Corporate Policy guidelines.  The majority of the maturity gaps are below the minimum policy target due to the current interest rate environment.  This indicates that the ratio of assets to liabilities maturing in those time frames is under normal operating levels.  This is the combined result of both management’s actions and customer reaction to the present environment.  With interest rates at historically low levels for an extended period of time, management did not want large amounts of assets repricing to lower yields.  As a result, management pushed out maturities on a portion of the securities portfolio to diminish repricing risk.  The current gap ratios are also impacted by customer behavior, as over 50% of the time deposits are in terms of one-year or less.  Customers are most comfortable with one-year time deposits and do not generally like to extend to longer terms if it is likely that interest rates will rise.  In the current environment, with interest rates at 50-year lows, management actually prefers maintaining lighter gap ratios than normal, as this strategy is in the best interest of the Corporation.

Given the likelihood that interest rates may increase by late 2010 or early 2011, management’s current position is to increase the cumulative maturity gap percentage for the three gap ratios below guidelines for each successive quarter in 2010, with the goal of having all gap ratios back within normal guidelines by June 30, 2010.  The risk in this situation is that, should interest rates rise rapidly, maturing liabilities will either reprice at higher rates or leave the Corporation, thereby reducing funding.  At this point in time, the risk of liabilities repricing at higher interest rates is low.  Given the alternative investment options available, management also does not perceive significant risk that deposits maturing in the shorter time frames will leave the Corporation.  It is likely that, should interest rates rise in late 2010 and throughout 2011, customer behavior patterns will change and deposits will be more rate sensitive with a greater portion potentially leaving the Corporation.  These maturity gaps are closely monitored along with additional liquidity measurements discussed below.  Management will work to bring these ratios back within policy guidelines over the first six months of 2010 in order to prepare for the possibility of rising rates.

In addition to the cumulative maturity gap analysis discussed above, management utilizes a number of other important liquidity measurements that management believes have advantages over, and gives better clarity to, the Corporation’s present and projected liquidity.

The following liquidity measurements are evaluated in an effort to monitor and mitigate liquidity risk:

•	Core Deposit Ratio – Core deposits as a percentage of assets
•	Funding Concentration Analysis – Alternative funding sources outside of core deposits as a percentage of assets
•	Short-term Funds Availability – Readily available short-term funds as a percentage of assets
•	Securities Portfolio Liquidity – Cash flows maturing in one year or less as a percentage of assets and the securities portfolio
•	Borrowing Limits – Internal borrowing limits in terms of both FHLB and total borrowings.
•	Three and Six-month Projected Sources and Uses of Funds

These measurements are designed to prevent undue reliance on outside sources of funding and ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As of December 31, 2009, the Corporation was within guidelines for all of the above measurements.  These measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges.   Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

Interest Rate Risk and Fair Value Risk

Identifying the interest rate risk of the Corporation’s interest earning assets and interest bearing liabilities is essential to managing net interest margin and net interest income.  In addition to the impact on earnings, management is also concerned about how much the value of the Corporation’s assets might rise or fall given an increasing or decreasing interest rate environment.  Net portfolio value (NPV) analysis measures the change in the Corporation’s capital fair value, given interest rate fluctuations, while interest rate sensitivity analysis (IRSA) measures the impact of a change in interest rates on the net interest income and net interest margin.  Therefore, the two primary approaches to measuring the impact of interest rate changes on the Corporation’s earnings and fair value are referred to as:

•	Changes in net portfolio value
•	Changes in net interest income

The Corporation’s asset liability model is able to perform dynamic forecasting based on a wide range of assumptions provided.  The model is flexible and can be used for many types of financial projections.  The Corporation uses financial modeling to forecast balance sheet growth and earnings.  The results obtained through the use of forecasting models are based on a variety of factors.  Both earnings and balance sheet forecasts make use of maturity and repricing schedules to determine the changes to the Corporation’s balance sheet over the course of time.  Additionally, there are many assumptions that factor into the results.  These assumptions include, but are not limited to:

•	Projected interest rates
•	Timing of interest rate changes
•	Prepayment speeds on loans held and mortgage-backed securities
•	Anticipated calls on securities with call options
•	Deposit and loan balance fluctuations
•	Economic conditions
•	Consumer reaction to interest rate changes

As a result of the many assumptions, this information should not be relied upon to predict future results.  Additionally, both of the analyses shown below do not consider any action that management could take to minimize or offset the negative effect of changes in interest rates.  These tools are used to assist management in identifying possible areas of risk in order to address them before a greater risk is posed.

Change in Net Portfolio Value

The change in net portfolio value gives a long-term view of the exposure to changes in interest rates.  The NPV is calculated by discounting the future cash flows to the present value based on current market rates.  The NPV is the mathematical equivalent of the present value of assets minus the present value of liabilities.

The table below indicates the changes in the Corporation’s NPV as of December 31, 2009.  As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the net portfolio value and net interest income in the event of interest rate changes described above. All scenarios for both 2009 and 2008 show the Corporation within ALCO guidelines.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

CHANGES IN NET PORTFOLIO VALUE

	2009	2008	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

300 basis point rise	0.4	13.7	(37.5)
200 basis point rise	1.2	12.8	(25.0)
100 basis point rise	1.2	7.8	(12.5)
Base rate scenario	-	-	-
100 basis point decline	8.7	0.4	(12.5)
200 basis point decline	18.6	(0.9)	(25.0)
300 basis point decline	31.9	(0.5)	(37.5)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporaton's assets and liabilities. Base rate is the Prime rate.

The results as of December 31, 2009, indicate improvements to NPV for all changes in rates.  The percentage change for all scenarios is within policy guidelines.  The valuation benefit given rates down 200 and 300 basis points is very unlikely to occur given that interest rates are already at historical lows and the Federal Reserve’s target overnight interest rate is already down to 0.00% to 0.25%.  For lower interest rates to occur, the Prime rate would have to move independent of the overnight Federal funds rate, which has not occurred in recent history.  Although there is little volatility as rates rise, it does indicate that the Corporation gains NPV, which is the result of the value of assets declining at a slower rate than the decrease in the value of deposits.  Stated in another manner, an increase in interest rates would devalue the Corporation’s assets; however, this would be overshadowed by the value of the Corporation’s liabilities declining at a faster pace.  Generally, the average life of the Corporation’s assets, primarily investment securities, was longer at the end of 2009 than 2008.  This explains why, for 2009, there is less of a NPV benefit as rates rise and more of a benefit should rates decline.

Changes in Net Interest Income

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

CHANGES IN NET INTEREST INCOME

	2009	2008	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

300 basis point rise	0.6	1.6	(15.0)
200 basis point rise	(0.7)	(0.1)	(10.0)
100 basis point rise	(1.6)	(1.0)	(5.0)
Base rate scenario	-	-	-
100 basis point decline	(0.1)	(1.1)	(5.0)
200 basis point decline	(2.2)	(8.4)	(10.0)
300 basis point decline	(5.7)	(16.1)	(15.0)

This table shows the effect of an immediate interest rate shock, over a one-year period on the Corporaton's net interest income.  Base rate is the Prime rate.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The above analysis shows a slightly negative impact to the Corporation’s net interest income when rates rise 100 and 200 basis points, as well as in all rates down scenarios. In the unique current rate environment, the amount of the Corporation’s assets repricing higher will be fairly slow due to the low six-month to one-year gap ratio with lower levels of assets repricing than liabilities.  On the liability side, if rates increase, it is typical for management to react slowly in increasing deposit rates.  Even when deposit rates are increased, they are typically increased at a fraction of the increase in the Prime rate.  In the current environment, if interest rates rise, it is expected that deposit rates will move upward, but more slowly than in past rates-up cycles.  It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure in the Prime-based lending segment because those assets would earn less return.  The scenarios above show all rate scenarios at relatively neutral positions.  This indicates that even if rates move up or down there would be relatively little change in net interest income.  This analysis focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year.  The Corporation’s model also has the ability to measure changes to net interest income given interest rate changes that occur more slowly over time.  This type of modeling is referred to as interest rate ramps, where a set change in rates occurs over a period of time.  If rates were to move upward slowly over the course of the next year, the results are very close to the results using a rate shock.

The above analysis also shows that the Corporation’s net interest income would decrease if rates decline.  This results from several types of deposit products’ current offering rates being at or near the floor for pricing.  For instance, savings accounts were being paid 0.15% as of December 31, 2009.  Management is only able to reduce the rate to zero; therefore, any reduction in the savings rate only benefits earnings in the case of a 15-basis point rate decline.  Since most loan rates would be able to reprice lower under all three declining rate scenarios and the deposit rate decreases are limited, the Corporation would have less earnings under a declining rate scenario.  It is likely that management would control the reduction in loan rates to prevent an actual reduction in net interest income in a downward rate environment.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles.  Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

This Page Intentionally Left Blank

ENB FINANCIAL CORP

Item 8.	Consolidated Financial Statements and Supplementary Data

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

ENB FINANCIAL CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ENB Financial Corp

We have audited the accompanying consolidated balance sheets of ENB Financial Corp (the “Corporation) and subsidiary as of December 31, 2009 and 2008, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ENB Financial Corp as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of ENB Financial Corp’s internal control over financial reporting as of December 31, 2009 and 2008, which is included in Item 9A(T) of Form 10-K and, accordingly, we do not express an opinion thereon.

/s/S.R. Snodgrass, A.C.

Wexford, PA
March 24, 2010

ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	December 31,
	2009	2008
	$	$
ASSETS

Cash and due from banks	12,396	19,286
Interest bearing deposits in other banks	51	106
Federal funds sold	4,300	-

Total cash and cash equivalents	16,747	19,392

Securities available for sale (at fair value)	236,335	214,421

Loans held for sale	179	245

Loans	427,852	411,954
Less: Allowance for loan losses	5,912	4,203

Net loans	421,940	407,751

Premises and equipment	20,858	19,913

Regulatory stock	4,916	4,915

Bank-owned life insurance	15,248	14,512

Other assets	9,729	7,274

Total assets	725,952	688,423

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	121,665	114,262
Interest bearing	448,278	396,850

Total deposits	569,943	511,112

Short-term borrowings	-	11,800
Long-term debt	82,500	92,000
Other liabilities	3,933	5,466

Total liabilities	656,376	620,378

Stockholders' equity:
Common stock, par value $0.20
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,839,000
(Issued 2,869,557 and Outstanding 2,844,195 as of 12-31-08)	574	574
Capital surplus	4,415	4,457
Undivided profits	65,613	64,629
Accumulated other comprehensive loss, net of tax	(258)	(963)
Less: Treasury stock shares at cost 30,557 (25,362 shares as of 12-31-08)	(768)	(652)

Total stockholders' equity	69,576	68,045

Total liabilities and stockholders' equity	725,952	688,423

See notes to consolidated financial statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2009	2008	2007
	$	$	$

Interest and dividend income:
Interest and fees on loans	22,763	23,675	24,648
Interest on securities available for sale:
Taxable	8,375	8,346	5,825
Tax-exempt	2,522	2,361	2,700
Interest on Federal funds sold	6	28	221
Interest on deposits at other banks	-	5	13
Dividend income	137	310	377

Total interest and dividend income	33,803	34,725	33,784

Interest expense:
Interest on deposits	8,955	10,470	11,080
Interest on short-term borrowings	17	73	60
Interest on long-term debt	3,846	4,055	3,552

Total interest expense	12,818	14,598	14,692

Net interest income	20,985	20,127	19,092

Provision for loan losses	2,920	669	1,446

Net interest income after provision for loan losses	18,065	19,458	17,646

Other income:

Trust and investment services income	1,075	971	952
Service fees	2,606	2,061	1,692
Commissions	1,409	1,328	1,124
Gains on securities transactions, net	544	254	157
Impairment losses on securities:
Impairment losses on investment securities	(2,056)	(760)	-
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	1,687	-	-
Net impairment losses on investment securities	(369)	(760)	-
Gains on sale of mortgages	229	123	118
Earnings on bank owned life insurance	646	632	469
Other	300	298	289

Total other income	6,440	4,907	4,801

Operating expenses:
Salaries and employee benefits	10,867	11,892	9,693
Occupancy	1,440	1,242	1,146
Equipment	820	957	899
Advertising & marketing	387	411	415
Computer software & data processing	1,531	1,508	1,383
Shares tax	743	721	449
Professional services	1,595	1,643	968
Federal deposit insurance	1,022	230	54
Other	1,664	1,864	1,824

Total operating expenses	20,069	20,468	16,831

Income before income taxes (benefit)	4,436	3,897	5,616

Provision/(benefit) for Federal income taxes	136	(117)	553

Net income	4,300	4,014	5,063

Earnings per share of common stock	1.52	1.40	1.77

Cash dividends paid per share	1.17	1.24	1.21

Weighted-average number of shares outstanding	2,835,721	2,860,856	2,854,400

See notes to consolidated financial statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

						Total
	Common	Capital	Undivided	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Profits	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, December 31, 2006	600	4,510	66,548	(1,081)	(4,620)	65,957

Comprehensive income:
Net income	-	-	5,063	-	-	5,063
Unrealized holding gains on securities
available for sale arising during
the year, net of tax $517	-	-	-	1,004	-	1,004
Reclassification adjustment for gains
included in net income, net of tax ($53)	-	-	-	(104)	-	(104)
Total comprehensive income						5,963

Treasury stock issued - 11,789 shares	-	(8)	-	-	363	355
Cash dividends paid, $1.21 per share	-	-	(3,453)	-	-	(3,453)

Balances, December 31, 2007	600	4,502	68,158	(181)	(4,257)	68,822

Comprehensive income:
Net income	-	-	4,014	-	-	4,014
Unrealized holding losses on securities
available for sale arising during
the year, net of tax ($575)	-	-	-	(1,116)	-	(1,116)
Reclassification adjustment for losses
included in net income, net of tax $172	-	-	-	334	-	334
Total comprehensive income						3,232

Net treasury stock retired - 130,443 shares	(26)	-	(3,994)	-	4,020	-
Treasury stock purchased - 32,400 shares					(833)	(833)
Treasury stock issued - 7,038 shares	-	(45)	-	-	418	373
Cash dividends paid, $1.24 per share	-	-	(3,549)	-	-	(3,549)

Balances, December 31, 2008	574	4,457	64,629	(963)	(652)	68,045

Comprehensive income:
Net income	-	-	4,300	-	-	4,300
Unrealized holding gains on securities
available for sale arising during
the year, net of tax $423	-	-	-	820	-	820
Reclassification adjustment for gains
included in net income, net of tax ($60)	-	-	-	(115)	-	(115)
Total comprehensive income						5,005

Treasury stock purchased - 20,500 shares	-	-	-	-	(507)	(507)
Treasury stock issued - 15,305 shares	-	(42)	-	-	391	349
Cash dividends paid, $1.17 per share	-	-	(3,316)	-	-	(3,316)

Balances, December 31, 2009	574	4,415	65,613	(258)	(768)	69,576

See notes to consolidated financial statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2009	2008	2007
	$	$	$
Cash flows from operating activities:
Net income	4,300	4,014	5,063
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities and loan fees	699	332	491
(Increase) decrease in interest receivable	(335)	28	167
Increase (decrease) in interest payable	(210)	36	102
Provision for loan losses	2,920	669	1,446
(Gains) losses on securities transactions	(175)	506	(157)
Gains on sale of mortgages	(229)	(123)	(118)
Loans originated for sale	(3,106)	(2,100)	(1,387)
Proceeds from sales of loans	3,401	2,343	1,664
Earnings on bank-owned life insurance	(646)	(632)	(469)
Depreciation of premises and equipment and amortization of software	1,265	1,261	1,137
Deferred income tax	(963)	(933)	(457)
Increase in federal deposit insurance	(2,317)	-	-
Other assets and other liabilities, net	(497)	1,529	(279)
Net cash provided by operating activities	4,107	6,930	7,203

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	59,423	50,623	27,778
Proceeds from sales	56,412	52,970	10,279
Purchases	(137,265)	(127,127)	(38,490)
Proceeds from sale of other real estate owned	-	150	-
Purchase of regulatory bank stock	(1)	(815)	(664)
Redemptions of regulatory bank stock	-	11	670
Purchase of bank-owned life insurance	(90)	(9)	(5,111)
Net increase in loans	(17,050)	(27,053)	(20,044)
Purchases of premises and equipment	(1,983)	(3,206)	(1,971)
Purchase of computer software	(255)	(456)	(89)
Net cash used in investing activities	(40,809)	(54,912)	(27,642)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	28,119	4,161	15,886
Net increase (decrease) in time deposits	30,712	28,225	(6,419)
Net increase (decrease) in short-term borrowings	(11,800)	11,700	(1,100)
Proceeds from long-term debt	13,000	20,000	34,000
Repayments of long-term debt	(22,500)	(10,000)	(18,000)
Dividends paid	(3,316)	(3,549)	(3,453)
Treasury stock sold	349	373	355
Treasury stock purchased	(507)	(833)	-
Net cash provided by financing activities	34,057	50,077	21,269
Increase/(decrease) in cash and cash equivalents	(2,645)	2,095	830
Cash and cash equivalents at beginning of period	19,392	17,297	16,467
Cash and cash equivalents at end of period	16,747	19,392	17,297

Supplemental disclosures of cash flow information:
Interest paid	13,028	14,562	14,590
Income taxes paid	460	1,050	950

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned held for sale from loans	-	-	93

See notes to consolidated financial statements

ENB Financial Corp
Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:
ENB Financial Corp, through its wholly owned subsidiary, Ephrata National Bank, provides financial services to Northern Lancaster County and surrounding communities.  ENB Financial Corp, a bank holding company, was formed on July 1, 2008, to become the parent company of Ephrata National Bank, which existed as a stand-alone national bank since its formation in 1881.  The Corporation’s wholly owned subsidiary, Ephrata National Bank, offers a full array of banking services including loan and deposit products for both personal and commercial customers, as well as trust and investment services, through nine office locations.

Basis of Presentation:
The consolidated financial statements of ENB Financial Corp and its subsidiary, Ephrata National Bank, (collectively “the Corporation”) conform to U.S. generally accepted accounting principles (GAAP). The preparation of these statements requires that management make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Material estimates of the Corporation, including the allowance for loan losses, the fair market value of securities available for sale, the valuation of foreclosed real estate, other than temporary investment impairments, intangible assets, and deferred tax assets or liabilities, are evaluated regularly by management.  Actual results could differ from the reported estimates given different conditions or assumptions.

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

Securities Available for Sale:
The Corporation classifies its entire portfolio of debt and equity securities as available for sale securities, which the Corporation reports at fair value.  Any unrealized valuation gains or losses in the portfolio are reported as a separate component of Stockholders' Equity, net of deferred income taxes.  The constant yield method is used for the amortization of premiums and the accretion of discounts for all of the Corporation’s securities with the exception of collateralized mortgage obligations (CMO) and index amortizing notes (IANs).  The constant yield method maintains a stable yield on the instrument through its maturity.  For CMOs and IANs, a two-step/proration method is used for amortization and accretion.  The first step is a proration based on the current pay down.  This component ensures that the book price stays level with par.  The second step amortizes or accretes the remaining premium or discount to the calculated final amortization or accretion date based on the current three-month constant prepayment rates.  Net gains or losses realized on sales or calls of securities are reported as gains or losses on security transactions during the year of sale, using the specific identification method.

Other Than Temporary Impairment (OTTI)
Management monitors all of the Corporation’s securities for OTTI on a monthly basis and determines whether any impairment should be recorded.  A number of factors are considered in determining whether a security is impaired, including, but not limited to, the following:

•	period of time the security has had unrealized losses,
•	percentage of unrealized losses,
•	type of security,
•	the intent to sell the security or whether it is more likely than not that the Corporation would be required to sell the security before its anticipated recovery in market value
•	amount of projected credit losses based on current cash flow analysis, default, and severity rates, and
•	market dynamics impacting the market and liquidity of the security.

Management will more closely evaluate those securities that have unrealized losses of 10% or more and have had unrealized losses for more than twelve months.  If management determines that the declines in value of the security

ENB Financial Corp
Notes to Consolidated Financial Statements

are not temporary, or if management does not have the ability to hold the security until maturity, which is the case with equity securities, then management will record impairment on the security.  For equity securities, typically the amount of impairment is the difference between the security’s book value and current fair market value determined by obtaining independent market pricing.  For all securities evaluated for impairment, debt and equity, management will determine what portion of the unrealized valuation loss is attributed to projected or known loss of principal, and what portion is attributed to market pricing not reflective of the true value of the security, based on current cash flow analysis.  Management will generally record impairment equivalent to the projected or known loss of principal, known as the credit loss.  The other portion of the fair market value loss is attributed to market factors and it is management’s opinion that these fair value losses are temporary and not permanent.   All impairment is recorded as a loss on securities and is included in gains and losses on securities transactions under the Corporation’s Statements of Income.

Loans and Allowance for Loan Losses:
The Corporation reports loans receivable at the outstanding principal balances, reduced by any charge-offs and net of any deferred loan origination fees or costs.  Net loan origination fees and costs are deferred and recognized as an adjustment of yield over the contractual life of the loan.

In general, fixed-rate residential mortgage loans originated by the Corporation, and held for sale, are carried in the aggregate at the lower of cost or market.  Such mortgage loans are sold to Fannie Mae and serviced by the Corporation.  The Corporation also originates loans for immediate sale to Wells Fargo but does not service these mortgages.

Interest accrues daily on outstanding loan balances.  Generally, the accrual of interest discontinues when the ability to collect the loan becomes doubtful or when a loan becomes more than 90 days past due as to principal and interest. Management may elect to continue the accrual of interest based on the expectation of future payments and/or the sufficiency of the underlying collateral.

The allowance for loan losses is maintained at a level considered by management to be adequate to provide for probable losses that can be reasonably anticipated.  The monthly provision for loan losses is an expense which increases the allowance, while charge-offs, net of recoveries, decrease the allowance.  The Corporation makes periodic credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, and other factors in determining the adequacy of the reserve balance.  Loans determined to be uncollectible are charged to the allowance during the period in which such determination is made.

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

Other Real Estate Owned (OREO):
OREO represents properties acquired through customer loan defaults. These properties are recorded at the lower of fair value less projected disposal costs at acquisition date, or the loan balance.  Fair value is determined by current

ENB Financial Corp
Notes to Consolidated Financial Statements

appraisals. Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets.

Mortgage Servicing Rights (MSRs):
The Corporation has agreements for the express purpose of selling residential mortgage loans in the secondary market, referred to as mortgage servicing rights.  The Corporation maintains all servicing rights for the loans sold through Fannie Mae.  Originated MSRs are recorded by allocating total costs incurred between the loans and servicing rights based on their relative fair values.  MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio.  Impairment is evaluated based on the fair value of the right, portfolio interest rates, and prepayment characteristics.  MSRs are a component of other assets on the Consolidated Balance Sheets.

Premises and Equipment:
Premises and equipment are stated at cost, less accumulated depreciation.  Book depreciation is computed using straight-line methods over the estimated useful lives of generally fifteen to thirty-nine years for buildings and improvements and five to ten years for furniture and equipment.  Maintenance and repairs of property and equipment are charged to operational expense as incurred, while major improvements are capitalized.  Net gains or losses upon disposition are included in other income or operational expense, as applicable.

Bank-Owned Life Insurance (BOLI):
BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $15,248,000 and $14,512,000 as of December 31, 2009, and 2008, respectively.

Long-Lived Assets:
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the difference between the carrying value and the fair market value of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair market value, less cost to sell or dispose.

Advertising Costs:
The Corporation expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2009, 2008, and 2007, were $387,000, $411,000, and $415,000, respectively.

Income Taxes:
An asset and liability approach is followed for financial accounting and reporting for income taxes. Accordingly, a net deferred tax asset or liability is recorded in the consolidated financial statements for the tax effects of temporary differences, which are items of income and expense reported in different periods for income tax and financial reporting purposes. Deferred tax expense is determined by the change in the assets or liabilities related to deferred income taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Earnings per Share:
The Corporation currently maintains a simple capital structure with no stock option plans that would have a dilutive effect on earnings per share.  Earnings per share are calculated by dividing net income by the weighted-average number of shares outstanding for the periods.

Comprehensive Income:
The Corporation is required to present comprehensive income in a full set of general-purpose consolidated financial statements for all periods presented.  Other comprehensive income consists of unrealized holding gains and losses on the available for sale securities portfolio.  The Corporation has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Stockholders’ Equity.

ENB Financial Corp
Notes to Consolidated Financial Statements

Segment Disclosure:
U.S. generally accepted accounting principles establish standards for the manner in which public business enterprises report information about segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures regarding financial products and services, geographic areas, and major customers.  The Corporation has only one operating segment consisting of its banking and fiduciary operations.

Pension Plans:
The Corporation has a noncontributory defined contribution pension plan covering substantially all employees. The Corporation contributes 7.5% of qualifying employees’ covered compensation, plus 5.7% of covered compensation in excess of the Social Security wage base, which is charged to operating expense and funded on a current basis.

Trust Assets and Income:
Assets held by ENB’s Money Management Group in a fiduciary or agency capacity for customers are not included in the Corporation’s Consolidated Balance Sheets since these items are not assets of the Corporation. In accordance with banking industry practice, trust income is recognized on a cash basis, and such income does not differ significantly from amounts that would be recognized on an accrual basis.  Trust income is reported in the Corporation’s Consolidated Statements of Income under other income.

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

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008.  This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements.  On January 1, 2008, the provisions of this accounting standard became effective for the Corporation’s financial assets and financial liabilities, and on January 1, 2009, for nonfinancial assets and nonfinancial liabilities.  This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.  See Note S in this Annual Report, Form 10-K filing for the necessary disclosures.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The adoption of this new guidance did not have a material impact on the Corporation’s financial position or results of operations.

ENB Financial Corp
Notes to Consolidated Financial Statements

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The Corporation adopted the new guidelines beginning with the second quarter 2009 Form 10-Q filing and has presented the necessary disclosures in Note S of this Annual Report, Form 10-K filing herein.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The Corporation adopted this guideline beginning with the second quarter 2009 Form 10-Q filing and has presented the necessary disclosures in Note B of this Annual Report, 10-K filing herein.

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  This accounting standard was subsequently codified into ASC Topic 860, Transfers and Servicing.  The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

On December 30, 2008, the FASB issued new authoritative accounting guidance under ASC Topic 715, Compensation—Retirement Benefits, which provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. This guidance is effective for fiscal years ending after December 15, 2009.  The new authoritative accounting guidance under ASC Topic 715 became effective for the Corporation’s financial statements for the year ended December 31, 2009, and the adoption of this new guidance did not have a material impact on the Corporation’s financial statements.

ENB Financial Corp
Notes to Consolidated Financial Statements

NOTE B - SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

The amortized cost and fair value of securities held at December 31, 2009, and 2008, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$

December 31, 2009
U.S. treasuries & government agencies	47,018	740	(187)	47,571
Mortgage-backed securities	41,392	1,073	(75)	42,390
Collateralized mortgage obligations	53,284	947	(249)	53,982
Private collateralized mortgage obligations	16,568	21	(3,841)	12,748
Corporate bonds	12,933	436	-	13,369
Obligations of states and political subdivisions	62,531	1,310	(472)	63,369
Total debt securities	233,726	4,527	(4,824)	233,429
Marketable equity securities	3,000	-	(94)	2,906
Total securities available for sale	236,726	4,527	(4,918)	236,335

December 31, 2008
U.S. treasuries & government agencies	46,938	447	(321)	47,064
Mortgage-backed securities	45,405	761	(73)	46,093
Collateralized mortgage obligations	35,484	566	(1)	36,049
Private collateralized mortgage obligations	20,511	-	(2,217)	18,294
Corporate bonds	12,108	83	(554)	11,637
Obligations of states and political subdivisions	52,433	874	(786)	52,521
Total debt securities	212,879	2,731	(3,952)	211,658
Marketable equity securities	3,000	-	(237)	2,763
Total securities available for sale	215,879	2,731	(4,189)	214,421

The amortized cost and fair value of debt securities available for sale at December 31, 2009, by contractual maturity are shown below.  Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	25,471	26,043
Due after one year through five years	76,407	77,955
Due after five years through ten years	77,759	76,917
Due after ten years	54,089	52,514
Total debt securities	233,726	233,429

Proceeds from sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below.  Realized gains and losses are computed on the basis of specific identification.

ENB Financial Corp
Notes to Consolidated Financial Statements

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Securities Available for Sale
	2009	2008	2007
	$	$	$

Proceeds from sales	56,412	52,970	10,279
Gross realized gains	1,145	792	179
Gross realized losses	(970)	(1,298)	(22)

The gross realized losses above include $369,000 of impairment in 2009, and $760,000 in 2008.

Securities available for sale with a par value of $64,568,000 and $63,455,000 at December 31, 2009, and 2008, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law.  The fair value of these pledged securities was $67,383,000 at December 31, 2009, and $64,779,000 at December 31, 2008.

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis.  As of December 31, 2009, three private collateralized mortgage obligation (PCMO) securities were considered to be other than temporarily impaired.  These securities were written down by $369,000 as of December 31, 2009.  As of December 31, 2008, all of the Corporation’s other securities carrying unrealized losses were determined to be temporarily impaired, and not permanently impaired.  Information pertaining to securities with gross unrealized losses at December 31, 2009, and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2009
U.S. treasuries & government agencies	14,315	(187)	-	-	14,315	(187)
Mortgage-backed securities	9,380	(75)	-	-	9,380	(75)
Collateralized mortgage obligations	9,737	(249)	-	-	9,737	(249)
Private collateralized mortgage obligations	-	-	11,262	(3,841)	11,262	(3,841)
Corporate bonds	-	-	-	-	-	-
Obligations of states & political subdivisions	6,407	(64)	9,451	(408)	15,858	(472)
					-	-
Total debt securities	39,839	(575)	20,713	(4,249)	60,552	(4,824)
					-	-
Marketable equity securities	-	-	2,906	(94)	2,906	(94)
					-	-
Total temporarily impaired securities	39,839	(575)	23,619	(4,343)	63,458	(4,918)

As of December 31, 2008
U.S. treasuries & government agencies	21,531	(295)	1,813	(26)	23,344	(321)
Mortgage-backed securities	2,527	(10)	3,971	(63)	6,498	(73)
Collateralized mortgage obligations	215	-	495	(1)	710	(1)
Private collateralized mortgage obligations	18,294	(2,217)	-	-	18,294	(2,217)
Corporate bonds	7,491	(554)	-	-	7,491	(554)
Obligations of states & political subdivisions	9,628	(380)	6,901	(406)	16,529	(786)
					-	-
Total debt securities	59,686	(3,456)	13,180	(496)	72,866	(3,952)
					-	-
Marketable equity securities	-	-	2,763	(237)	2,763	(237)

Total temporarily impaired securities	59,686	(3,456)	15,943	(733)	75,629	(4,189)

ENB Financial Corp
Notes to Consolidated Financial Statements

Nearly all of the Corporation’s unrealized losses as of December 31, 2009, originated from debt rather than equity securities.  Debt securities were responsible for 98% of the unrealized losses as of December 31, 2009, compared to 94% as of December 31, 2008.  In the debt security portfolio, there are 52 positions carrying unrealized losses as of December 31, 2009, compared to 67 positions as of December 31, 2008.  Of those 52 positions, 49 were considered temporarily impaired and three PCMOs were considered other than temporarily impaired at December 31, 2009, whereas on December 31, 2008, all 67 positions were considered temporarily impaired.

Impairment charges of $369,000 were recognized during 2009 on three PCMOs in order to write the securities down to a level of anticipated principal recovery.  Two of the three PCMO securities show very minimal losses under all scenarios tested.  The amount of impairment recorded was determined by evaluating cash flow analysis along the projected default and severity rates on a security-by-security basis.  Each of the three PCMO securities has a level of credit protection.  Consequently, impairment is taken only after the analysis shows credit protection against past and present losses being exhausted.  Management tracks historical prepayment speeds and projects future speeds.   Faster prepayment speeds are beneficial in accelerating the return of principal to the Corporation and minimizing the risk of more defaults, resulting in credit losses. Management has determined that it is likely all of the PCMOs will continue to pay an average of 8 constant prepayment rate (CPR) or higher.  An 8 CPR means that eight percent of the principal would be expected to prepay in one year’s time.  The average CPR on the entire portfolio of PCMOs for the fourth quarter of 2009 was 15 CPR.  However, these speeds are expected to slow going forward.  Based on the historical, current, and expected prepayment speeds, management determined that it was appropriate to take impairment on the three PCMOs with expectations of principal loss based on forward projections of default and severity rates with the securities paying at an average of 8 CPR.

The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. The table below details the other-than-temporary impairment charges recorded as of December 31, 2009:

SECURITY IMPAIRMENT CHARGES
(DOLLARS IN THOUSANDS)

	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	6,284	4,527	(1,757)	369

The above table reflects the book value, market value, and unrealized losses carried on the three PCMO securities after the Corporation recorded $369,000 of impairment as of December 31, 2009.  The $369,000 is deemed to be a credit loss and is the amount that management expects the principal loss will be by the time these three securities mature.  The remaining $1,757,000 of unrealized losses is deemed to be a market value loss that is temporary.

Recent market conditions throughout the financial sector have made the evaluation regarding the possible impairment of MBS and CMO securities difficult to fully determine given the volatility of their pricing, based not only on rate changes, but collateral uncertainty as well. The majority of the MBS and CMOs owned by the Corporation are backed by the U.S. government.  Approximately 15% of the Corporation’s MBS and CMOs are PCMOs, not backed by the U.S. government.  As of December 31, 2009, seven PCMOs were held with three of the seven rated AAA by either Moodys or S&P.  The remaining four PCMOs were rated below investment grade.  Impairment charges, as detailed above, were taken on three of these securities.  Management conducts impairment analysis on a quarterly basis and currently has no plans to sell these securities.  Cash flow analysis performed under severe stress testing does not indicate a need to take impairment on the remaining four bonds.  Management has concluded that as of December 31, 2009, the declines outlined in the above table represent temporary declines.  The Corporation does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

ENB Financial Corp
Notes to Consolidated Financial Statements

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

LOAN SUMMARY
(DOLLARS IN THOUSANDS)

	December 31,
	2009	2008
	$	$

Real estate (a)
Residential	163,625	163,076
Commercial	152,108	152,942
Construction	23,382	13,540
Commercial	76,526	71,765
Consumer	12,506	10,887
	428,147	412,210
Less:
Deferred loan fees, net	295	256
Allowance for loan losses	5,912	4,203
Total net loans (b)	421,940	407,751

(a)	Real estate loans serviced for Fannie Mae, which are not included in the Consolidated Balance Sheets, totaled $11,754,000 and $11,058,000 as of December 31, 2009, and 2008, respectively.

ALLOWANCE FOR LOAN LOSS SUMMARY
(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2009	2008	2007
	$	$	$

Balance at January 1	4,203	3,682	3,244
Amounts charged off	(1,260)	(241)	(1,078)
Recoveries of amounts previously charged off	49	93	70
Balance before current year provision	2,992	3,534	2,236
Provision charged to operating expense	2,920	669	1,446
Balance at December 31	5,912	4,203	3,682

As of December 31, 2009, 2008, and 2007, all of the loans on non-accrual status were also considered impaired.  Interest income on loans would have increased by approximately $111,000, $1,000, and $0 during 2009, 2008, and 2007, respectively, if these loans had performed in accordance with their original terms.

Information with respect to impaired loans as of and for the years ended December 31 is as follows:

IMPAIRED LOANS	2009	2008	2007
(DOLLARS IN THOUSANDS)	$	$	$

Impaired loans
Loan balances without a related allowance for loan losses	4,537	-	-
Loan balances with a related allowance for loan losses	3,078	2,889	425
Related allowance for loan losses	811	455	220
Average recorded balance of impaired loans	3,596	154	425
Interest income recognized on impaired loans	39	8	32

ENB Financial Corp
Notes to Consolidated Financial Statements

NOTE D - PREMISES AND EQUIPMENT
(DOLLARS IN THOUSANDS)

The major classes of the Corporation's premises and equipment and accumulated depreciation are as follows:

	December 31,
	2009	2008
	$	$
Land	3,017	3,017
Buildings and improvements	19,649	19,533
Furniture and equipment	9,045	8,654
Construction in process	1,501	97
Total	33,212	31,301
Less accumulated depreciation	12,354	11,388
Premises and equipment	20,858	19,913

Depreciation expense, which is included in operating expenses, amounted to $1,038,000 for 2009, $1,103,000 for 2008, and $1,033,000 for 2007. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service.  As of December 31, 2009, the construction in process consists of costs associated with renovations being made to existing facilities to be completed in early 2010.

NOTE E – FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB), which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB System. It makes loans to members in accordance with policies and procedures established by the board of directors of the FHLB.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year, or 5% of its outstanding advances from the FHLB.  At December 31, 2009, and December 31, 2008, the Bank held $4,728,000 in stock of the FHLB, which was in compliance with this requirement.

The Corporation evaluated its holding of FHLB stock for impairment and deemed the stock to not be impaired due to the expected recoverability of the par value, which equals the value reflected within the Corporation’s financial statements.  The decision was based on several items ranging from the estimated true economic losses embedded within the FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating.  The Corporation utilizes the impairment framework outlined in GAAP to evaluate FHLB stock for impairment.

The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s FHLB stock holding; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock.

Based on its analysis of these factors, the Corporation determined that its holding of FHLB stock was not impaired on December 31, 2009.

ENB Financial Corp
Notes to Consolidated Financial Statements

NOTE F - DEPOSITS
(DOLLARS IN THOUSANDS)

Deposits by major classification are summarized as follows:

	December 31,
	2009	2008
	$	$

Non-interest bearing demand	121,665	114,262
NOW accounts	51,680	51,617
Money market deposit accounts	48,404	42,074
Savings accounts	86,533	72,210
Time deposits under $100,000	188,654	174,918
Time deposits of $100,000 or more	73,007	56,031
Total deposits	569,943	511,112

At December 31, 2009, the scheduled maturities of time deposits are as follows:

2010	147,872
2011	60,258
2012	20,603
2013	11,667
2014	21,261
Total	261,661
NOTE G - SHORT-TERM BORROWINGS
(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one day from the transaction date, overnight borrowings from the FRB Discount Window and FHLB for a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2009, and 2008:

	2009	2008
	$	$

Total short-term borrowings outstanding at year end	-	11,800
Average interest rate at year end	-	0.56%
Maximum outstanding at any month end	12,147	12,743
Average amount outstanding for the year	3,379	3,926
Weighted-average interest rate for the year	0.50%	1.86%

As of December 31, 2009, the Corporation had approved unsecured Federal funds lines of $33 million.  An additional $2 million of secured credit is available upon the pledging of collateral.  The Corporation also has the ability to borrow through the FRB Discount Window.  The amount of borrowing available through the Discount Window was $8.2 million as of December 31, 2009.  For further information on borrowings from the FHLB see Note H.

ENB Financial Corp
Notes to Consolidated Financial Statements

NOTE H – OTHER BORROWED FUNDS
(DOLLARS IN THOUSANDS)

Maturities of other borrowings at December 31, 2009, and 2008, are summarized as follows:

	At December 31, 2009		At December 31, 2008
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	$	$	$

FHLB fixed rate loans
2009	-	-	15,000	4.51
2010	10,000	4.42	12,500	4.14
2011	9,500	3.83	9,500	3.83
2012	5,000	4.13	5,000	4.13
2013	8,000	2.76	-	-

FHLB convertible loans
2011	5,000	4.79	5,000	4.79
2012	7,500	4.62	7,500	4.62
2014 and after	7,500	4.35	7,500	4.35

Repurchase agreements
2010	5,000	3.15	5,000	3.15
2011	5,000	4.64	5,000	4.64
2012	5,000	4.82	5,000	4.82
2014 and after	15,000	4.50	15,000	3.90
Total other borrowings	82,500	4.18	92,000	4.23

As a member of the FHLB Pittsburgh, the Corporation has access to significant credit facilities.  Borrowings from FHLB are secured with a blanket security agreement and required investment of FHLB member bank stock.   As part of the security agreement, the Corporation maintains unencumbered qualifying assets (principally 1-4 family residential mortgage loans in an amount at least as much as the advances from the FHLB.  Additionally, the Corporation’s FHLB stock of $4,728,000 at December 31, 2009, and 2008, is also pledged to secure these advances.

The Corporation had a FHLB maximum borrowing capacity of $207.9 million as of December 31, 2009, with remaining borrowing capacity of approximately $155.4 million.  The borrowing arrangement with FHLB is subject to annual renewal.  The maximum borrowing capacity is recalculated quarterly.

The terms of FHLB convertible borrowings allow the FHLB to convert the interest rate to an adjustable rate based on the three-month London Interbank Offering Rate (LIBOR). The rates on these instruments can change quarterly, once certain conditions or rate lockout periods are met.  At conversion date, the Corporation has the option of paying the borrowing off or continuing to borrow under the new terms of the convertible borrowing.

As of December 31, 2009, the Corporation had six repurchase agreements, securities sold under an agreement to repurchase, for $30 million.  The Corporation pledged securities with a fair market value of $39.4 million as of December 31, 2009, as collateral for these borrowings.  One $5 million repurchase instrument is at a fixed rate with no call features.  The remaining $25 million of instruments have call features with different variable-to-fixed and fixed-to-variable rate provisions.

NOTE I – CAPITAL TRANSACTIONS

On July 1, 2008, ENB Financial Corp, a bank holding company, was formed.  At that time, all shares of Ephrata National Bank stock were converted to ENB Financial Corp shares on a one-for-one basis. The 130,443 treasury

ENB Financial Corp
Notes to Consolidated Financial Statements

shares owned by the Bank as of June 30, 2008, were retired and the Corporation began existence with 2,869,557 outstanding shares of common stock.

On August 14, 2008, the Board authorized a stock buyback plan for the purchase of up to 140,000 shares. Through December 31, 2009, 52,900 shares were purchased at a weighted-average cost per share of $25.33.

Currently two stock plans are in place, a nondiscriminatory employee stock purchase plan, which allows employees to purchase shares at a 10% discount from the stock’s fair market value at the end of each quarter, and a dividend reinvestment plan.   Both plans issue shares from treasury shares acquired.  During 2009, 15,305 shares were reissued from treasury shares in connection with the two plans.   As of December 31, 2009, the Corporation held 30,557 treasury shares, at a weighted-average cost of $25.13 per share, with a cost basis of $768,000.

NOTE J – RETIREMENT PLAN

The Corporation has a defined contribution pension plan (the plan) covering all employees aged 21 or older who work 1,000 or greater hours in a calendar year and have completed at least one full year of employment.  The Corporation contributes 7.5% of the covered compensation of all plan participants, plus 5.7% of covered compensation in excess of the Social Security wage base, which was $106,800 for 2009, $102,000 for 2008, and $97,500 for 2007.  For purposes of the plan, covered compensation was limited to $245,000 in 2009, $230,000 in 2008, and $225,000 in 2007.  Total expenses of the plan were $531,000, $527,000, and $476,000, for 2009, 2008, and 2007, respectively.  The Corporation’s pension plan is fully funded.

The Corporation also provides an optional 401(K) plan, in which employees may elect to defer pre-tax salary dollars, subject to the maximum annual Internal Revenue Service contribution amounts. The contribution maximum for 2009 was $16,500 for persons under age 50, and $22,000 for persons over age 50. The 401(K) plan was amended at the end of 2002 to allow for employer contributions.  No employer contributions were made into the plan for 2009, 2008, or 2007.

NOTE K - DEFERRED COMPENSATION

Prior to 1999, directors of the Corporation had the ability to defer their directors' fees into a directors’ deferred compensation plan.  For the directors who elected to have their compensation deferred, a contract was signed for each period of deferred pay.  At the time of deferment, the Corporation used the amount of the annual directors’ fees to pay the premiums on the life insurance policies, insuring the individual lives of the participating directors.  The Corporation could continue to pay premiums after the deferment period, or could allow the policies to fund annual premiums through loans against the policy’s cash surrender value.  The Corporation has continued to pay the premiums on the life insurance policies and no loans exist on the policies.

The Corporation is the owner and beneficiary of all life insurance policies on the directors.  The life insurance proceeds that the Corporation will ultimately receive are designed to fund its present and future obligations to the directors under these deferred compensation agreements; accordingly, the amount of deferred compensation to be paid to each director was actuarially determined based on the amount of life insurance the annual directors’ fees were able to purchase. This amount varies for each director depending on age, general health, and the number of years until the director is entitled to begin receiving payments.

The life insurance policies had an aggregate face amount of $3,911,000 for December 31, 2009, and 2008.  The death benefits totaled $6,370,000 and $6,363,000 as of December 31, 2009, and 2008, respectively.  The cash surrender value of the above policies totaled $3,848,000 and $3,573,000 as of December 31, 2009, and 2008, respectively.  The net present value of the vested portion of deferred payments totaled $1,583,000 at December 31, 2009, and $1,883,000 at December 31, 2008.  The interest rate used to discount these obligations was 5.50% for 2009 and 2008, and 6.00% for 2007.  These net present value amounts are included in other liabilities on the Corporation’s Consolidated Balance Sheets.  Total charges to expense for deferred compensation amounted to $94,000 for 2009, $145,000 for 2008, and $171,000 for 2007, and are included in other operating expenses in the Consolidated Statements of Income.

ENB Financial Corp
Notes to Consolidated Financial Statements

NOTE L - COMPENSATORY OBLIGATIONS

In October 2008, the Corporation recognized a $1,222,000 liability and corresponding expense in connection with a voluntary separation package.  The separation package was offered to qualifying individuals as part of a corporate-wide realignment of resources to improve efficiency.  The liability includes provisions for severance compensation and medical insurance coverage.  It has been and will continue to be paid out bi-weekly, following the designated payroll schedule, until all obligations are fully satisfied in 2010.  The balance of the separation liability account was $186,000 as of December 31, 2009, and $1,188,000 as of December 31, 2008.  No further liability is anticipated in connection with the separation package in 2010 or beyond.

NOTE M - INCOME TAXES

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes.  A reconciliation of the differences by amount and percent is as follows:

Federal Income Tax Summary:
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2009		2008		2007
	$	%	$	%	$	%

Income tax at statutory rate	1,508	34.0	1,325	34.0	1,909	34.0
Tax-exempt interest income	(1,260)	(28.3)	(1,213)	(31.1)	(1,317)	(23.5)
Non-deductible interest expense	107	2.4	124	3.2	144	2.6
Bank-owned life insurance	(220)	(5.0)	(215)	(5.5)	(160)	(2.9)
Other	1	0.0	(138)	(3.6)	(23)	(0.4)

Income tax expense (benefit)	136	3.1	(117)	(3.0)	553	9.8

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies.  A valuation allowance of $262,000 was established during the year ending December 31, 2006, to offset in its entirety the tax benefits associated with certain impaired securities that management believes may not be realizable.  Due to sales in 2007 and 2008 of previously impaired securities at a book gain, this valuation allowance was reduced to $125,000 as of December 31, 2008.  The Corporation sold equity securities at a net loss of $60,000 during 2009, which increased the valuation allowance by $20,000 to $145,000 as of December 31, 2009.

The Corporation had a deferred tax asset of $1,093,000 and $820,000 for credits related to Alternative Minimum Taxes (AMT) as of December 31, 2009, and 2008, respectively, and a deferred tax asset of $107,000 and $80,000 as of December 31, 2009, and 2008, respectively, for credits related to low income housing.  In addition, as of the end of 2009, the Corporation had a deferred tax asset of $151,000 related to a charitable contribution carryover.  The AMT credits have an unlimited carry-forward period, while the low income housing credits can be carried forward 20 years, and the charitable contributions 5 years.  No valuation has been established for these deferred tax assets in view of the Corporation’s ability to carry forward taxes paid and credits earned in previous years, to future years, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential.

ENB Financial Corp
Notes to Consolidated Financial Statements

Significant components of income tax expense are as follows:
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2009	2008	2007
	$	$	$
Current tax expense	1,099	816	983
Deferred tax benefit	(983)	(857)	(369)
Valuation allowance adjustment	20	(76)	(61)
Income tax expense (benefit)	136	(117)	553

Components of the Corporation's net deferred tax position are as follows:

	December 31,
	2009	2008	2007
	$	$	$

Deferred tax assets
Allowance for loan losses	2,010	1,429	1,252
Net unrealized holding losses on securities available for sale	133	496	93
Deferred compensation reserve	538	640	689
Separation compensation obligation reserve	63	404	-
Unrealized capital loss	-	-	76
Capital loss carryforward	145	125	125
Other than temporary impairment	125	-	-
Tax credit carryforward	1,200	900	433
Charitable contribution carryforward	151	89	23
Allowance for off-balance sheet extensions of credit	73	72	65
Interest on non-accrual loans	86	19	3
Other	3	6	-
Total deferred tax assets	4,527	4,180	2,759
Valuation allowance	(145)	(125)	(201)
Net deferred taxes	4,382	4,055	2,558

Deferred tax liabilities
Premises and equipment	(1,595)	(1,559)	(1,391)
Discount on investment securities	(195)	(78)	(55)
Other	(22)	-	(5)
Total deferred tax liabilities	(1,812)	(1,637)	(1,451)
Net deferred tax assets	2,570	2,418	1,107

NOTE N – REGULATORY MATTERS AND RESTRICTIONS

The Corporation and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The quantitative measures established by regulation to ensure capital adequacy, require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets.

ENB Financial Corp
Notes to Consolidated Financial Statements

As of December 31, 2009, and 2008, the Corporation and Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.  The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2009, and December 31, 2008, compared to regulatory levels.

CAPITAL LEVELS					To Be Well
(DOLLARS IN THOUSANDS)					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%

As of December 31, 2009
Total Capital to Risk-Weighted Assets
Consolidated	75,679	16.0	37,818	8.0	47,273	10.0
Bank	74,990	15.9	37,818	8.0	47,273	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	69,767	14.8	18,909	4.0	28,364	6.0
Bank	69,077	14.6	18,909	4.0	28,364	6.0

Tier I Capital to Average Assets
Consolidated	69,767	9.7	28,894	4.0	36,118	5.0
Bank	69,077	9.6	28,905	4.0	36,132	5.0

As of December 31, 2008
Total Capital to Risk-Weighted Assets
Consolidated	73,264	16.2	36,246	8.0	45,308	10.0
Bank	72,917	16.1	36,246	8.0	45,308	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	68,848	15.2	18,123	4.0	27,185	6.0
Bank	68,501	15.1	18,123	4.0	27,185	6.0

Tier I Capital to Average Assets
Consolidated	68,848	10.1	27,227	4.0	34,034	5.0
Bank	68,501	10.1	27,236	4.0	34,045	5.0

In addition to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year.  The approval of the OCC shall be required if the total of all dividends declared by the Corporation in any year shall exceed the total of its net profits for that year combined with retained net profits of the preceding two years.  Under this restriction, the Corporation could declare dividends in 2010, without the approval of the OCC, of approximately $1.4 million, plus an additional amount equal to the Corporation’s net profits for 2010, up to the date of any such dividend declaration.

NOTE O – TRANSACTIONS WITH DIRECTORS AND OFFICERS

The following table presents activity in the amounts due from directors, executive officers, immediate family, and affiliated companies.  These transactions are made on the same terms and conditions, including interest rates and collateral requirements as those prevailing at the time for comparable transactions with others.  An analysis of the activity with respect to such aggregate loans to related parties is shown below.

ENB Financial Corp
Notes to Consolidated Financial Statements

Loans to Insiders
(DOLLARS IN THOUSANDS)

Actual
$

Balance, December 31, 2008	18,023

Advances	8,413
Repayments	(12,629)

Balance, December 31, 2009	13,807

Deposits from the insiders represented in the table above totaled $6,904,000 as of December 31, 2009, and $8,858,000 as of December 31, 2008.

NOTE P - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit.  On December 31, 2009, firm loan commitments totaled approximately $16 million; unused lines of credit totaled approximately $91 million; and open letters of credit totaled approximately $9 million. The sum of these commitments, $116 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the loan loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2008, totaled $98 million, representing firm loan commitments of $15 million, unused lines of credit of $69 million, and open letters of credit totaling $14 million.

Firm commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on an individual basis. The amount of collateral obtained, if deemed necessary by the extension of credit, is based on management’s credit evaluation of the customer. These commitments are supported by various types of collateral, where it is determined that collateral is required.

Open letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  While various assets of the customer act as collateral for these letters of credit, real estate is the primary collateral held for these potential obligations.

NOTE Q - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose.  The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of risk-based capital, less the allowance for loan losses.  The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit.  As of December 31, 2009, the Corporation’s legal lending limit was $11,249,000, and the Corporation’s policy limit was $8,436,000.   This compared to a legal lending limit of $10,928,000, and policy limit of $8,196,000 as of December 31, 2008.  As of December 31, 2009, one lending relationship to a local municipality totaled $8,611,000, or 11.4%, of risk-based capital, which exceeded the Corporation’s internal lending policy limit by $175,000, but not the legal lending limit.  As of December 31, 2008, the same lending relationship totaled $8,858,000, or 12.1%, of risk-based capital, exceeding the Corporation’s internal lending policy limit by $662,000, but not the legal lending limit.

ENB Financial Corp
Notes to Consolidated Financial Statements

Geographically, the primary lending area for the Corporation encompasses Lancaster, Lebanon, and Berks counties of Pennsylvania, with the majority of the loans made in Lancaster County.  The ability of debtors to honor their loan agreements is impacted by the health of the local economy.  The Corporation’s immediate market area benefits from a diverse economy, which has resulted in a diverse loan portfolio.  As a community bank, the largest amount of loans outstanding consists of personal mortgages, residential rental loans, and personal loans secured by real estate.  Beyond personal lending, the Corporation’s business and commercial lending includes loans for agricultural, construction, specialized manufacturing, service industries, many types of small businesses, and loans to non-profit entities and governmental units.

Management evaluates concentrations of credit based on loan purpose on a quarterly basis.  The Corporation’s greatest concentration of loans by purpose is residential real estate, which comprises $163.6 million, or 38.2%, of the $428.1 million gross loans outstanding.  Residential real estate consists of first mortgages and home equity loans.  A concentration in commercial real estate of 35.5%, or $152.1 million, also exists; however, within that category there is not a concentration by industry.  More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS).  As of December 31, 2009, the largest specific industry type categories were non-residential real estate investment loans with a balance of $31.3 million, or 7.3%, of gross loans, dairy cattle and milk production of $27.8 million, or 6.5%, of gross loans, and residential investment real estate of $25.2 million, or 5.9%, of gross loans.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings.  As of December 31, 2009, the Corporation held obligations of states and political subdivisions issued by municipalities located within the state of Pennsylvania totaling $14.2 million, which is 22.4% of the municipal portfolio, and 6.1% of the total portfolio. Internal policy requires municipal bonds purchased to be rated at least A2 by Moodys and/or A by Standard & Poor’s (S&P) at the time of purchase.  Presently, $8.6 million, or 13.5%, of the municipal bonds are below the A2/A credit ratings the Corporation requires at the time of purchase.  Corporate bonds must carry an initial credit rating of A3 by Moodys and A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moodys and BBB- for S&P, or above.  All of the Corporation’s corporate bonds carry at least a credit rating of A3 by Moodys and A- by S&P as of December 31, 2009.

As of December 31, 2009, the Corporation held $16.6 million of book value in private collateralized mortgage obligations (PCMO).  The PCMOs are not backed by the U.S. government.  A total of seven PCMO instruments were held as of December 31, 2009.  Three of these securities, with a book value of $6.6 million, carried an AAA credit rating by at least one of the major credit rating services.  The four remaining PCMOs, with a book value of $10.0 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moodys.

NOTE R - FAIR VALUE MEASUREMENTS

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

Level II:
Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date.  The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently, and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

ENB Financial Corp
Notes to Consolidated Financial Statements

Level III:
Assets and liabilities that have little to no observable pricing as of the reported date.  These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets reported on the consolidated balance sheet at their fair value as of December 31, 2009, by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets Reported at Fair Value
(DOLLARS IN THOUSANDS)

	December 31, 2009
	Level I	Level II	Level III	Total

U.S. treasuries & government agencies	-	47,571	-	47,571
Mortgage-backed securities	-	42,390	-	42,390
Collateralized mortgage obligations	-	53,982	-	53,982
Private collateralized mortgage obligations	-	12,748	-	12,748
Corporate debt securities	-	13,369	-	13,369
Obligations of states and political subdivisions	-	63,369	-	63,369
Equity securities	2,906	-	-	2,906

Total securities	2,906	233,429	-	236,335

On December 31, 2009, the Corporation held no securities valued using level III inputs.  All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis.  The Corporation’s CRA fund investments are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2009, the CRA fund investments had a $3,000,000 book value with a fair market value of $2,906,000.

Assets Reported at Fair Value
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

On December 31, 2008, the Corporation held one PCMO that was valued using level III inputs due to the limited reliable observable inputs that were available at the time for below investment grade PCMOs and volatility of the market for this type of security.  The security had a book value of $3,810,000, with a fair market value of $3,109,000 using level III inputs.

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.  In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

ENB Financial Corp
Notes to Consolidated Financial Statements

The following table represents fair value measurements using significant unobservable inputs (Level III):

Fair Value Measurements Utilizing Level III Pricing
(DOLLARS IN THOUSANDS)	Available-
For-Sale
Securities
Balance, January 1, 2009,	$3,109
Total gains or losses (realized/unrealized):	-
Included in earnings	-
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfers in/(out) of Level III	(3,109)

Balance, December 31, 2009	$-

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of December 31, 2009, and December 31, 2008, by level within the fair value hierarchy.

(DOLLARS IN THOUSANDS)	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$6,804	$-	$6,804
OREO	520	-	-	520
Total	$520	$6,804	$-	$7,324

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$2,444	$-	$2,444
OREO	520	-	-	520
Total	$520	$2,444	$-	$2,964

The Corporation had a total of $7,615,000 of impaired loans as of December 31, 2009, with $811,000 of specifically allocated allowance against these loans.  Management believes the fair value of the loans to be the current loan amount less the specific allowance, or $6,804,000.  As of December 31, 2008, the Corporation had a total of $2,899,000 of impaired loans with $455,000 of specifically allocated allowance against these loans.  Management believes the fair value of the loans to be the current loan amount less the specific allowance, or $2,444,000.

Other real estate owned (OREO) is measured at fair value less cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Management has had an agreement of sale for an amount less expected settlement costs of $520,000.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

NOTE S - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents, Accrued Interest Receivable, and Accrued Interest Payable
For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

ENB Financial Corp
Notes to Consolidated Financial Statements

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

Bank-Owned Life Insurance
Fair value is equal to the cash surrender value of the life insurance policies.

Mortgage Servicing Assets
The fair value of mortgage servicing assets is based on the present value of future cash flows for pools of mortgages, stratified by rate and maturity date.

Deposits
The fair value of non-interest bearing demand deposit accounts and interest bearing demand deposit and savings accounts is based on the amount payable on demand at the reporting date.  The fair value of fixed-maturity time deposits is estimated by discounting back the expected cash flows of the time deposit using market interest rates from the Corporation’s greater market area, which are currently being offered for similar time deposits with similar remaining maturities.

Borrowings
The fair value for overnight borrowings is equal to the carrying value.  The fair value of a term borrowing is estimated by comparing the rate currently offered for the same type of borrowing instrument with a matching remaining term.

Firm Commitments to Extend Credit, Lines of Credit, and Open Letters of Credit
These financial instruments are generally not subject to sale and estimated fair values are not readily available.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment, using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure purposes.  The contractual amounts of unfunded commitments are presented in Note P.

The carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 2009, and 2008, are as follows:

ENB Financial Corp
Notes to Consolidated Financial Statements

FAIR VALUE OF FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

	December 31,		December 31,
	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	$	$	$	$
Financial Assets:
Cash and cash equivalents	16,747	16,747	19,392	19,392
Securities available for sale	236,335	236,335	214,421	214,421
Loans held for sale	179	179	245	245
Loans, net of allowance	421,940	419,961	407,751	398,291
Accrued interest receivable	3,129	3,129	2,794	2,794
Bank-owned life insurance	15,248	15,248	14,512	14,512
Mortgage servicing assets	46	46	33	33

Financial Liabilities:
Demand deposits	121,665	121,665	114,262	114,262
Interest demand deposits	51,680	51,680	51,617	51,617
Savings deposits	86,534	86,534	72,210	72,210
Money market deposits	48,404	48,404	42,074	42,074
Time deposits	261,660	265,284	230,949	234,725
Total deposits	569,943	573,567	511,112	514,888
Short-term borrowings	-	-	11,800	11,800
Long-term borrowings	82,500	87,490	92,000	98,251
Total borrowings	82,500	87,490	103,800	110,051

Accrued interest payable	1,493	1,493	1,703	1,703

ENB Financial Corp
Notes to Consolidated Financial Statements

NOTE T – CONDENSED PARENT ONLY DATA

Condensed Balance Sheet (Parent Company Only)
(DOLLARS IN THOUSANDS)

	December 31,	December 31,
	2009	2008
	$	$
Assets
Cash	690	347
Equity in bank subsidiary	68,886	67,698

Total assets	69,576	68,045

Capital stock	574	574
Capital surplus	4,415	4,457
Retained earnings	65,613	64,629
Unrealized loss on AFS securities	(258)	(963)
Treasury stock	(768)	(652)

Total stockholder's equity	69,576	68,045

Condensed Statement of Income
(DOLLARS IN THOUSANDS)	Year	Six-Months
	Ended	Ended
	December 31,	December 31,
	2009	2008
	$	$
Income
Dividend income	3,817	2,773
Undistributed earnings (loss) of bank subsidiary	483	(1,581)

Net Income	4,300	1,192

Condensed Statement of Cash Flows	Year	Six Months
(DOLLARS IN THOUSANDS)	Ended	Ended
	December 31,	December 31,
	2009	2008
	$	$
Cash Flows from Operating Activities:
Net income	4,300	1,192
Equity in undistributed earnings (loss) of subsidiaries	(483)	1,581
Net cash provided by operating activities	3,817	2,773

Cash Flows from Financing Activities:
Proceeds from issuance of treasury stock	349	180
Payment to repurchase common stock	(507)	(833)
Dividends paid	(3,316)	(1,773)
Net cash used by financing activities	(3,474)	(2,426)

Cash and Cash Equivalents:
Net change in cash and cash equivalents	343	347
Cash and cash equivalents at beginning of period	347	-
Cash and cash equivalents at end of period	690	347

ENB Financial Corp
Notes to Consolidated Financial Statements

NOTE U - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The unaudited quarterly results of operations for the years ended 2009 and 2008 are as follows:

	2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	8,406	8,411	8,505	8,481
Interest expense	3,274	3,356	3,214	2,974
Net interest income	5,132	5,055	5,291	5,507
Less provision for loan losses	150	226	1,344	1,200
Net interest income after provision for loan losses	4,982	4,829	3,947	4,307
Other income	1,572	1,750	1,280	1,838
Operating expenses:
Salaries and employee benefits	2,864	2,708	2,684	2,611
Occupancy and equipment expenses	557	564	563	576
Federal deposit insurance	417	299	165	141
Other operating expenses	1,597	1,560	1,362	1,401
Total operating expenses	5,435	5,131	4,774	4,729
Income before income taxes	1,119	1,448	453	1,416

Provision (benefit) for Federal income taxes	38	188	(189)	99
Net income	1,081	1,260	642	1,317
FINANCIAL RATIOS
Per share data:.
Net income	0.38	0.45	0.23	0.46
Cash dividends paid	0.31	0.31	0.31	0.24

	2008
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	8,585	8,668	8,818	8,654
Interest expense	3,752	3,641	3,625	3,580
Net interest income	4,833	5,027	5,193	5,074
Less provision for loan losses	199	150	170	150
Net interest income after provision for loan losses	4,634	4,877	5,023	4,924
Other income	1,356	1,363	441	1,747

Operating expenses:
Salaries and employee benefits	2,638	2,607	2,654	3,993
Occupancy and equipment expenses	534	543	534	588
Federal deposit insurance	14	13	97	106
Other operating expenses	1,218	1,429	1,702	1,798
Total operating expenses	4,404	4,592	4,987	6,485
Income before income taxes (benefit)	1,586	1,648	477	186

Provision (benefit) for Federal income taxes	191	220	212	(740)
Net income	1,395	1,428	265	926

FINANCIAL RATIOS
Per share data:
Net income	0.49	0.50	0.09	0.32
Cash dividends paid	0.31	0.31	0.31	0.31

ENB FINANCIAL CORP

Item 9.	Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None

Item 9A (T).	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2009, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2009, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2009, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework".

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

/s/ Aaron L. Groff, Jr.	/s/ Scott E. Lied
Aaron L. Groff, Jr.	Scott E. Lied
President, Chief Executive Officer	Treasurer
& Chairman of the Board	(Principal Financial Officer)

Ephrata, PA
March 24, 2010

Item 9B.	Other Information

None

ENB FINANCIAL CORP

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Information about Nominees and Current Directors,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 4, 2010, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank.  The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s board of directors during the fourth quarter of 2009.

Item 11.	Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the captions, “Summary Compensation Table,” “Compensation Discussion and Analysis,” Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 4, 2010, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 4, 2010, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2010, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the caption, “Audit Committee Report” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 4, 2010, which is incorporated herein by reference.

ENB FINANCIAL CORP

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements.

The following financial statements are included by reference in Part II, Item 8 hereof.

Report of Independent Registered Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.
The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required, or is shown in the respective consolidated financial statements or the notes thereto.

3.	The Exhibits filed herewith or incorporated by reference as a part of this Annual Report, are set forth in (b), below.

(b)	EXHIBITS

3 (i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.)

3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

10.2	2001 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.)

11	Statement re: Computation of Earnings per Share as found on pages 31 and 73 of this 2009 Form 10-K filing, which is included herein.

12	Statement re: Computation of Ratios as found on page 31 of this 2009 Form 10-K filing, which is included herein.

14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

(c)	NOT APPLICABLE.

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

/s/ Aaron L. Groff, Jr.	Chairman of the Board, President,	March 24, 2010
(Aaron L. Groff, Jr.)	Chief Executive Officer and Director

/s/ Scott E. Lied	Treasurer	March 24, 2010
(Scott E. Lied)	(Principal Financial Officer)

/s/ Paul W. Wenger	Secretary	March 24, 2010
(Paul W. Wenger)

/s/ Donald Z. Musser	Director	March 24, 2010
(Donald Z. Musser)

/s/ Willis R. Lefever	Director	March 24, 2010
(Willis R. Lefever)

/s/ Susan Young Nicholas	Director	March 24, 2010
(Susan Young Nicholas)

/s/ Bonnie R. Sharp	Director	March 24, 2010
(Bonnie R. Sharp)

/s/ J. Harold Summers	Director	March 24, 2010
(J. Harold Summers)

/s/ Mark C. Wagner	Director	March 24, 2010
(Mark C. Wagner)

/s/ Paul M. Zimmerman, Jr.	Director	March 24, 2010
(Paul M. Zimmerman, Jr.)

/s/ Thomas H. Zinn	Director	March 24, 2010
(Thomas H. Zinn)

ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K 12g3 filed with the SEC on July 1, 2008)
3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2001 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.)
11	Statement re: Computation of Earnings Per Share as found on page 73 of Form 10-K, which is included herein.
12	Statement re: Computation of Ratios as found on page 31 of Form 10-K, which is included herein.
14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009)
21	Subsidiaries of the Registrant	Page 106
23	Consent of Independent Registered Public Accounting Firm	Page 107
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 108
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 109
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 110
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 111