Form 10-Q
period 2010-03-31
ENB Financial Corp
filed 2010-05-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2010
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
Yes  ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 13, 2010, the registrant had 2,842,758 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP
INDEX TO FORM 10-Q
March 31, 2010

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENB Financial Corp
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,	March 31,
	2010	2009	2009
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)	$	$	$
ASSETS
Cash and due from banks	14,337	12,396	13,792
Intererest-bearing deposits in other banks	51	51	111
Federal funds sold	7,025	4,300	-
Total cash and cash equivalents	21,413	16,747	13,903

Securities available for sale (at fair value)	243,006	236,335	230,660

Loans held for sale	535	179	751

Loans (net of unearned income)	436,525	427,852	411,029

Less: Allowance for loan losses	6,214	5,912	4,261

Net loans	430,311	421,940	406,768

Premises and equipment	21,064	20,858	19,904

Regulatory stock	4,916	4,916	4,915

Bank owned life insurance	15,404	15,248	14,703

Other assets	10,865	9,729	8,645

Total assets	747,514	725,952	700,249

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	123,653	121,665	108,725
Interest-bearing	467,481	448,278	426,281

Total deposits	591,134	569,943	535,006

Short-term borrowings	-	-	965
Long-term debt	80,000	82,500	92,000
Other liabilities	4,542	3,933	5,579

Total liabilities	675,676	656,376	633,550

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,842,758
(Issued 2,869,557 and Outstanding 2,839,000 as of 12-31-09)
(Issued 2,869,557 and Outstanding 2,835,040 as of 3-31-09)	574	574	574
Capital surplus	4,396	4,415	4,447
Retained earnings	66,399	65,613	64,832
Accumulated other comprehensive income (loss), net of tax	1,142	(258)	(2,268)
Less: Treasury stock shares at cost 26,799 (30,557 shares
as of 12-31-09 and 34,517 shares as of 3-31-09)	(673)	(768)	(886)

Total stockholders' equity	71,838	69,576	66,699

Total liabilities and stockholders' equity	747,514	725,952	700,249

See Unaudited Notes to the Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Income (Unaudited)
Periods Ended March 31, 2010 and 2009

	Three Months
	2010	2009
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)	$	$
Interest and dividend income:

Interest and fees on loans	5,588	5,659
Interest on securities available for sale
Taxable	1,932	2,091
Tax-exempt	601	616
Interest on Federal funds sold	2	-
Dividend income	31	40

Total interest and dividend income	8,154	8,406

Interest expense:
Interest on deposits	1,927	2,304
Interest on short-term borrowings	1	7
Interest on long-term debt	883	963

Total interest expense	2,811	3,274

Net interest income	5,343	5,132

Provision for loan losses	450	150

Net interest income after provision for loan losses	4,893	4,982

Other income:
Trust and investment services income	287	217
Service fees	544	625
Commissions	353	321
Gains on securities transactions, net	208	394
Impairment losses on securities:
Impairment losses on investment securities	(876)	(2,767)
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	827	2,441
Net impairment losses on investment securities	(49)	(326)
Gains on sale of mortgages	15	67
Earnings on bank owned life insurance	147	157
Other	176	117

Total other income	1,681	1,572

Operating expenses:
Salaries and employee benefits	2,692	2,864
Occupancy	407	350
Equipment	208	207
Advertising & marketing	112	103
Computer software & data processing	363	370
Bank shares tax	191	181
Professional services	370	491
FDIC Insurance	168	417
Other	342	452

Total operating expenses	4,853	5,435

Income before income taxes	1,721	1,119

Provision for federal income taxes	253	38

Net income	1,468	1,081

Earnings per share of common stock	0.52	0.38

Cash dividends paid per share	0.24	0.31

Weighted average shares outstanding	2,839,425	2,836,955

See Unaudited Notes to the Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
Three Months Ended March 31, 2010 and 2009

	Three Months
	2010	2009
(DOLLARS IN THOUSANDS)	$	$

Net income	1,468	1,081

Other comprehensive income (loss) arising during the period	2,280	(1,909)

Reclassification adjustment for gains realized in income	(208)	(68)

Reclassification adjustment for other-than-temporary impairment
losses realized in income	49	-

Other comprehensive income (loss) before tax	2,121	(1,977)

Income taxes (benefit) related to comprehensive income (loss)	721	(672)

Other comprehensive income (loss)	1,400	(1,305)

Comprehensive income (loss)	2,868	(224)

See Unaudited Notes to the Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
(DOLLARS IN THOUSANDS)	$	$
Cash flows from operating activities:
Net income	1,468	1,081
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities and loan fees	309	61
Increase in interest receivable	(145)	(57)
Decrease in interest payable	(41)	(26)
Provision for loan losses	450	150
Gains on securities transactions	(159)	(68)
Gains on sale of mortgages	(15)	(67)
Loans originated for sale	(341)	(690)
Proceeds from sales of loans	-	251
Earnings on bank-owned life insurance	(147)	(157)
Depreciation of premises and equipment and amortization of software	338	316
Deferred income tax	(143)	(551)
Decrease in federal deposit insurance	151	-
Other assets and other liabilities, net	(639)	56
Net cash provided by operating activities	1,086	299

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	15,981	10,713
Proceeds from sales	10,180	2,794
Purchases	(30,880)	(31,724)
Purchase of bank-owned life insurance	(9)	(34)
Net (increase)/decrease in loans	(9,231)	840
Purchases of premises and equipment	(478)	(256)
Purchase of computer software	(68)	(58)
Net cash used in investing activities	(14,505)	(17,725)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	11,721	3,178
Net increase in time deposits	9,470	20,716
Net decrease in short-term borrowings	-	(10,835)
Proceeds from long-term debt	5,000	7,500
Repayments of long-term debt	(7,500)	(7,500)
Dividends paid	(681)	(878)
Treasury stock sold	75	89
Treasury stock purchased	-	(333)
Net cash provided by financing activities	18,085	11,937
Increase/(decrease) in cash and cash equivalents	4,666	(5,489)
Cash and cash equivalents at beginning of period	16,747	19,392
Cash and cash equivalents at end of period	21,413	13,903

Supplemental disclosures of cash flow information:
Interest paid	2,852	3,300
Income taxes paid	350	210

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned held for sale from loans	429	-

See Unaudited Notes to the Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

1.      Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and to general practices within the banking industry.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included.  Certain items previously reported have been reclassified to conform to the current period’s reporting format.  Such reclassifications did not affect net income or stockholders’ equity.

ENB Financial Corp (“the Corporation”) is the bank holding company for Ephrata National Bank (the “Bank”), which is a wholly-owned subsidiary of ENB Financial Corp.  This Form 10-Q, for the first quarter of 2010, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.      Securities Available for Sale

(DOLLARS IN THOUSANDS)

The amortized cost and fair value of securities held at March 31, 2010, and December 31, 2009, are as follows:
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$

March 31, 2010
U.S. treasuries & government agencies	45,808	787	(138)	46,457
Mortgage-backed securities	40,439	1,235	(22)	41,652
Collateralized mortgage obligations	60,080	934	(76)	60,938
Private collateralized mortgage obligations	16,071	31	(2,285)	13,817
Corporate bonds	13,609	358	(17)	13,950
Obligations of states and political subdivisions	62,269	1,338	(325)	63,282
Total debt securities	238,276	4,683	(2,863)	240,096
Marketable equity securities	3,000	-	(90)	2,910
Total securities available for sale	241,276	4,683	(2,953)	243,006

December 31, 2009
U.S. treasuries & government agencies	47,018	740	(187)	47,571
Mortgage-backed securities	41,392	1,073	(75)	42,390
Collateralized mortgage obligations	53,284	947	(249)	53,982
Private collateralized mortgage obligations	16,568	21	(3,841)	12,748
Corporate bonds	12,933	436	-	13,369
Obligations of states and political subdivisions	62,531	1,310	(472)	63,369
Total debt securities	233,726	4,527	(4,824)	233,429
Marketable equity securities	3,000	-	(94)	2,906
Total securities available for sale	236,726	4,527	(4,918)	236,335

The amortized cost and fair value of debt securities available for sale at March 31, 2010, by contractual maturity are shown below.  Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	25,377	25,929
Due after one year through five years	87,570	89,472
Due after five years through ten years	66,171	67,091
Due after ten years	59,158	57,604
Total debt securities	238,276	240,096

Securities available for sale with a par value of $66,084,000 and $64,568,000 at March 31, 2010, and December 31, 2009, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law.  The fair value of these pledged securities was $69,442,000 at March 31, 2010, and $67,383,000 at December 31, 2009.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below.  Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2010	2009
	$	$

Proceeds from sales	10,180	2,794
Gross realized gains	211	68
Gross realized losses	3	-

SUMMARY OF GAINS AND LOSSES ON SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2010	2009
	$	$

Gross realized gains	211	68

Gross realized losses	3	-
Impairment on securities	49	-
Total gross realized losses	52	-
Net gains on securities	159	68

The bottom portion of the above chart shows the net gains on security transactions, including any impairment taken on securities held by the Corporation.  Unlike the sale of a security, impairment is a write-down of the book value of the security which produces a loss and does not provide any proceeds.  The net gain or loss from security transactions is also reflected on the Corporation’s consolidated income statements and consolidated statements of cash flows.

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis.  As of March 31, 2010, and December 31, 2009, three private collateralized mortgage obligations (PCMO) were considered to be other than temporarily impaired.  These securities were written down by a cumulative total of

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

$418,000 as of March 31, 2010, and $369,000 as of December 31, 2009.  Information pertaining to securities with gross unrealized losses at March 31, 2010, and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of March 31, 2010
U.S. treasuries & government agencies	15,253	(124)	2,162	(14)	17,415	(138)
Mortgage-backed securities	5,393	(22)	-	-	5,393	(22)
Collateralized mortgage obligations	7,921	(76)	-	-	7,921	(76)
Private collateralized mortgage obligations	1,400	(52)	10,974	(2,233)	12,374	(2,285)
Corporate bonds	1,120	(17)	-	-	1,120	(17)
Obligations of states and
political subdivisions	5,023	(61)	7,939	(264)	12,962	(325)
					-	-
Total debt securities	36,110	(352)	21,075	(2,511)	57,185	(2,863)
					-	-
Marketable equity securities	-	-	2,910	(90)	2,910	(90)
					-	-
Total temporarily impaired securities	36,110	(352)	23,985	(2,601)	60,095	(2,953)

As of December 31, 2009
U.S. treasuries & government agencies	14,315	(187)	-	-	14,315	(187)
Mortgage-backed securities	9,380	(75)	-	-	9,380	(75)
Collateralized mortgage obligations	9,737	(249)	-	-	9,737	(249)
Private collateralized mortgage obligations	-	-	11,262	(3,841)	11,262	(3,841)
Obligations of states and
political subdivisions	6,407	(64)	9,451	(408)	15,858	(472)
					-	-
Total debt securities	39,839	(575)	20,713	(4,249)	60,552	(4,824)
					-	-
Marketable equity securities	-	-	2,906	(94)	2,906	(94)
					-	-
Total temporarily impaired securities	39,839	(575)	23,619	(4,343)	63,458	(4,918)

In the debt security portfolio, there are 49 positions that are considered temporarily impaired at March 31, 2010.  Of those 49 positions, three PCMOs were the only instruments considered other than temporarily impaired at March 31, 2010.

The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. The Corporation adopted a provision of U.S. generally accepted accounting principles which provides for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) which is recognized in earnings, and (b) the amount of total OTTI related to all other factors, which is recognized, net of taxes, as a component of Accumulated Other Comprehensive Income. The adoption of this provision has only been applicable to three of the Corporation’s PCMOs since these instruments were the only instruments management has deemed to be other-than-temporarily impaired.

The Corporation recorded $49,000 of impairment in the first quarter of 2010 on two of the three PCMOs that were previously recognized as other-than-temporarily impaired in 2009.  No impairment was recorded in the first quarter of 2009.  The impairment on the PCMOs is a result of a deterioration of expected cash flows on these securities due to higher foreclosure and severity rates indicating expected principal losses in excess of the remaining credit protection on these instruments.  The third impaired PCMO security was previously written down to a level of anticipated recovery in 2009, with no further impairment deemed necessary in the first quarter of 2010.  Management tested the bonds and determined that it is likely all of the PCMOs will continue to pay an average of 8

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

constant prepayment rate (CPR) or higher.  An 8 CPR speed means that eight percent of the principal would be expected to prepay in one year’s time.  The average CPR speed for these three PCMOs for the first quarter of 2010 was 16 CPR; however, these speeds are expected to slow going forward.  Based on the historical, current, and expected prepayment speeds, management determined that it was appropriate to take additional impairment on two of the three PCMOs in the first quarter of 2010 based on expected principal loss with these securities paying at an 8 CPR going forward.

The following table summarizes the cumulative roll-forward of credit losses on the Corporation’s other-than-temporarily impaired PCMOs recorded in earnings, for which a portion was also recognized as a component of other comprehensive income for the quarter ending March 31, 2010:

(DOLLARS IN THOUSANDS)

2010
$

Balance as of January 1, 2010	369

Additional credit losses on debt securities for which other-
than-temporary impairment was previously recognized	49

Balance as of March 31, 2010	418

The following table reflects the book value, market value, and unrealized loss carried on the three PCMO securities as of March 31, 2010, after the Corporation recorded $49,000 of impairment as of March 31, 2010.  The $49,000 is deemed to be a credit loss and is the amount that management expects the principal loss will be by the time these three securities mature.  The remaining $827,000 of unrealized losses is deemed to be a market value loss that is deemed to be temporary.  Prior to the impairment charge, these three securities had unrealized losses of $876,000.

SECURITY IMPAIRMENT CHARGES
(DOLLARS IN THOUSANDS)
				1st Quarter
	As of March 31, 2010			2010
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	5,957	5,130	(827)	(49)

Recent market conditions throughout the financial sector have made the evaluation regarding the possible impairment of PCMOs difficult to fully determine given the volatility of their pricing, based not only on rate changes, but collateral uncertainty as well.  The Corporation’s MBS and CMO holdings are backed by the U.S. government and therefore experience significantly less volatility and uncertainty than the PCMO securities.  The Corporation’s PCMO holdings make up a minority of the total MBS, CMO, and PCMO securities held.  As of March 31, 2010, on an amortized cost basis, PCMOs accounted for approximately 13.8% of the Corporation’s total MBS, CMO, and PCMO holdings, compared to 14.8% as of December 31, 2009. As of March 31, 2010, seven PCMOs were held with two of the seven rated AAA by either Moody’s or S&P.  The remaining five securities were rated below investment grade.  Impairment charges, as detailed above, were taken on three of these securities.  Management conducts impairment analysis on a quarterly basis and currently has no plans to sell these securities as cash flow analysis performed under severe stress testing does not indicate a need to take impairment on the remaining bonds. Management has concluded that as of March 31, 2010, the unrealized losses outlined in the above table represent temporary declines.  The Corporation does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

3.      Fair Value Presentation

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of March 31, 2010, December 31, 2009, and March 31, 2009, by level within the fair value hierarchy.  As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

(DOLLARS IN THOUSANDS)
	March 31, 2010

	Level I	Level II	Level III	Total

U.S. treasuries & government agencies	$-	$46,457	$-	$46,457
Mortgage-backed securities	-	41,652	-	41,652
Collateralized mortgage obligations	-	60,938	-	60,938
Private collateralized mortgage obligations	-	13,817	-	13,817
Corporate debt securities	-	13,950	-	13,950
Obligations of states and political subdivisions	-	63,282	-	63,282
Equity securities	2,910	-	-	2,910

Total securities	$2,910	$240,096	$-	$243,006

On March 31, 2010, the Corporation held no securities valued using level III inputs.  All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis.  The Corporation’s CRA fund investments are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market.  As of March 31, 2010, the CRA fund investments had a $3,000,000 book value with a fair market value of $2,910,000.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value Measurements:

(DOLLARS IN THOUSANDS)
	December 31, 2009

	Level I	Level II	Level III	Total

U.S. treasuries & government agencies	$-	$47,571	$-	$47,571
Mortgage-backed securities	-	42,390	-	42,390
Collateralized mortgage obligations	-	53,982	-	53,982
Private collateralized mortgage obligations	-	12,748	-	12,748
Corporate debt securities	-	13,369	-	13,369
Obligations of states and political subdivisions	-	63,369	-	63,369
Equity securities	2,906	-	-	2,906

Total securities	$2,906	$233,429	$-	$236,335

On December 31, 2009, the Corporation held no securities valued using level III inputs.  All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis.  As of December 31, 2009, the Corporation’s CRA fund investments had a book value of $3,000,000 and a fair market value of $2,906,000 utilizing level I pricing.

Fair Value Measurements:
(DOLLARS IN THOUSANDS)
	March 31, 2009

	Level I	Level II	Level III	Total

U.S. treasuries & government agencies	$-	$56,584	$-	$56,584
Mortgage-backed securities	-	48,927	-	48,927
Collateralized mortgage obligations	-	41,120	-	41,120
Private collateralized mortgage obligations	-	12,640	2,136	14,776
Corporate debt securities	-	12,648	-	12,648
Obligations of states and political subdivisions	-	53,786	-	53,786
Equity securities	2,819	-	-	2,819

Total securities	$2,819	$225,705	$2,136	$230,660

On March 31, 2009, the Corporation held one private label bond that was valued using level III inputs due to the limited reliable observable inputs for this security.  The security had a book value of $3,634,000 with a fair market value of $2,136,000 using level III inputs.  As of March 31, 2009, the Corporation’s CRA fund investments had a book value of $3,000,000 and a fair market value of $2,819,000 utilizing level I pricing.

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.  In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.  There were no level III securities as of December 31, 2009, or March 31, 2010.

The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of March 31, 2010, December 31, 2009, and March 31, 2009, by level within the fair value hierarchy:

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

(DOLLARS IN THOUSANDS)
	March 31, 2010
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$6,500	$6,500
OREO	948	-	-	948
Total	$948	$-	$6,500	$7,448

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$6,804	$6,804
OREO	520	-	-	520
Total	$520	$-	$6,804	$7,324

	March 31, 2009
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$2,413	$2,413
OREO	520	-	-	520
Total	$520	$-	$2,413	$2,933

The Corporation had a total of $7,332,000 of impaired loans as of March 31, 2010, with $832,000 of specifically allocated allowance against these loans.  The Corporation had a total of $7,615,000 of impaired loans as of December 31, 2009, with $811,000 of specifically allocated allowance against these loans. The Corporation had a total of $2,794,000 of impaired loans as of March 31, 2009, with $381,000 of specifically allocated allowance against these loans.  Impaired loans are valued based on a discounted present value of expected future cash flow.

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management.  The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell.  The Corporation’s OREO balance consists of one manufacturing property that has been classified as OREO since December 2006, and a residential real estate property that was placed in OREO in the first quarter of 2010.  The manufacturing property has been under an agreement of sale.   Settlement on the sale has been deferred, pending the completion of a due-diligence period whereby the property meets all contingencies of the agreement.  The sales agreement has been extended until December 31, 2010, with the same sales price.   Subsequent to March 31, 2010, but prior to the filing of this report, the residential property has been placed under an agreement of sale with settlement expected in the third quarter of 2010.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

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

Deposits
The fair value of non-interest bearing demand deposit accounts and interest bearing demand deposit and savings accounts is based on the amount payable on demand at the reporting date.  The fair value of fixed-maturity time deposits is estimated by discounting back the expected cash flows of the time deposit using market interest rates from the Corporation’s greater market area currently offered for similar time deposits with similar remaining maturities.

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

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The carrying amounts and estimated fair values of the Corporation's financial instruments at March 31, 2010, and December 31, 2009, are as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

	March 31,				December 31,
	2010				2009
	Carrying				Carrying
	Amount		Fair Value		Amount		Fair Value
	$		$		$		$
Financial Assets:
Cash and cash equivalents		21,413		21,413		16,747		16,747
Securities available for sale		243,006		243,006		236,335		236,335
Loans held for sale		535		535		179		179
Loans, net of allowance		430,311		429,317		421,940		419,961
Accrued interest receivable		3,274		3,274		3,129		3,129
Bank owned life insurance		15,404		15,404		15,248		15,248
Mortgage servicing asset		44		44		46		46

Financial Liabilities:
Demand deposits		123,653		123,653		121,665		121,665
Interest demand deposits		55,107		55,107		51,680		51,680
Savings deposits		90,104		90,104		86,534		86,534
Money market deposit accounts		51,139		51,139		48,404		48,404
Time deposits		271,131		274,761		261,660		265,284
Total deposits		591,134		594,764		569,943		573,567

Long-term borrowings		80,000		84,484		82,500		87,490

Accrued interest payable		1,452		1,452		1,493		1,493

5.     Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements.  These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit.  As of March 31, 2010, firm loan commitments were $6.2 million, unused lines of credit were $92.0 million, and open letters of credit were $8.1 million.  The total of these commitments was $106.3 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments.  The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

On November 5, 2008, the Corporation filed a Form 8-K announcing a one-time charge of $1,222,000 in connection with workforce realignment.  The workforce realignment is one element of a larger business process improvement engagement that the Corporation entered into with the consulting division of the Bank’s core processor in early 2008.  The $1,222,000 charge was for salary and employee benefit costs for 35 employees that accepted a voluntary early separation package.  As of March 31, 2010, $117,000 of contractual obligations remained to be paid to these employees.

6.     Recently Issued Accounting Standards

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets.  ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 is effective for annual periods beginning after November 15, 2009, and for interim periods within those fiscal years.  The adoption of this guidance did not have a significant impact on the Corporation’s financial statements.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 is effective for annual periods beginning after November 15, 2009, and

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

for interim periods within those fiscal years.  The adoption of this guidance did not have a significant impact on the Corporation’s financial statements.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 is effective for annual periods beginning after November 15, 2009, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Corporation’s financial position or results of operation.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Corporation’s financial position or results of operation.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a significant impact on the Corporation’s financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this guidance did not have a material impact on the Corporation’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures.  ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160.  If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and should be applied retrospectively to the first period Statement 160 was adopted.   The adoption of this guidance did not have a material impact on the Corporation’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation.  ASU 2010-04 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Corporation’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that, for certain shareholders, escrowed share arrangements represent compensation.  ASU 2010-05 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Corporation’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

activity in Level III fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance is not expected to have a significant impact on the Corporation’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Corporation’s financial position or results of operation.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging.  ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8.  ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010.  The adoption of this guidance is not expected to have a significant impact on the Corporation’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718):  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  ASU 2010-13 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010, and is not expected to have a significant impact on the Corporation’s financial statements.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation.  This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2009 Annual Report to Shareholders of the Corporation.  The financial condition and results of operations presented are not indicative of future performance.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document.  These factors include, but are not limited, to the following:

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

Results of Operations

Overview

The Corporation recorded net income of $1,468,000 for the three months ended March 31, 2010.  The quarter-to-date earnings represent a 35.8% increase over the $1,081,000 earned during the same period in 2009.  Earnings per share, basic and diluted, were $0.52 for the three months ended March 31, 2010, compared to $0.38 for the same period in 2009.

The most significant item impacting the Corporation’s quarterly earnings was an increase in the provision for loan loss expense.  The Corporation recorded a provision for loan loss expense of $450,000 for the three months ended March 31, 2010, a $300,000 increase over the $150,000 recorded for the same period in 2009.  The

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

higher provision was a result of an increase in the level of delinquencies and classified loans.  As a result of the higher provision, the allowance as a percentage of loans increased from 1.04% as of March 31, 2009, to 1.42% as of March 31, 2010.

The Corporation’s net interest income for the first quarter of 2010 showed a 4.1% increase over the same period of 2009.  The Corporation’s net interest margin was 3.40% for the first quarter of 2010, compared to 3.58% for the fourth quarter of 2009, and 3.48% for the first quarter of 2009.

Other income, excluding the gain on the sale of securities, increased 1.2%, or $18,000, for the first quarter of 2010, compared to 2009.  For the three months ended March 31, 2010, operational costs, including FDIC insurance expenses, decreased by 10.7%, or $582,000, compared to the same period in 2009.  Excluding FDIC insurance expenses, total operating expenses for the quarter would have decreased 6.6%, or $333,000, compared to the first quarter of 2009.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE).  ROA measures how efficiently a bank generates income based on the amount of assets or size of a company.  ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.  The latter measurement typically receives more attention from shareholders.  The ROA and ROE for the three months ended March 31, 2010, increased due to the improvement in the Corporation’s income over the 2009 first quarter results.

Key Ratios	Three Months Ended
	March 31,
	2010	2009

Return on Average Assets	0.81%	0.64%
Return on Average Equity	8.52%	6.42%

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

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis.  For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on a FTE basis.  The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income.  The amount of the FTE adjustment totaled $437,000 for the three months ended March 31, 2010, compared to $432,000 for the same period in 2009.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

However, because of legislation that followed the credit crisis in the fall of 2008, beginning in 2009, financial institutions were permitted to purchase 2009 and 2010 newly issued tax-free municipal bonds, which are AMT-exempt for the life of the bond.  As a result, management resumed normal purchasing of municipal bonds, but only purchased AMT-exempt municipal bonds.  This action began to increase the size of the tax-free municipal bond portfolio, which resulted in a slightly higher tax-equivalent adjustment in 2010.  The tax-equivalent adjustment is expected to slowly grow throughout 2010 as more AMT-exempt municipal bond securities are added.

Net Interest Income
(DOLLARS IN THOUSANDS)
	Three months Ended
	March 31,
	2010	2009	Increase/(Decrease)
	$	$	$	%
Total interest income	8,154	8,406	(252)	(3.0)
Total interest expense	2,811	3,274	(463)	(14.1)

Net interest income	5,343	5,132	211	4.1
Tax equivalent adjustment	438	432	6	1.4

Net interest income
(fully taxable equivalent)	5,781	5,564	217	3.9

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

The Federal funds rate, which is the overnight rate financial institutions charge other financial institutions to borrow or invest overnight funds, declined from 5.25% in August 2007 to 0.25% by December 2008.  On December 16, 2008, the Federal Reserve Bank cut the Federal funds rate from 1.00% to a target rate of 0.00% to 0.25%.  The Federal funds rate has effectively remained at 0.25% through March 31, 2010, and is the rate at the time of this filing.  The decrease in the Federal funds rate has reduced the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense.  The Prime rate has declined in tandem with the Federal funds rate.  The above rate reductions have generally had offsetting positive and negative impacts respectively to the Corporation’s NII.

The decrease in the Prime rate has reduced the yield on the Corporation’s Prime-based loans, having a direct negative impact on the interest income for the Corporation.  The Corporation’s fixed rate loans do not reprice as rates change; however, with the steep decline in interest rates, more customers have refinanced into lower fixed rate loans or moved into Prime-based loans.  Management has instituted floors on certain loan instruments and revised pricing standards to counter balance the reduction of loan yield during this historically low-rate period.

Even though the Federal funds rate remains at an historical low of 0.25%, the Treasury yield curve is sharp with the two-year Treasury close to 1.00% for most of the first quarter of 2010, the five-year close to 2.50%, and the ten-year Treasury in a 3.50% to 4.00% range.  Since deposits and borrowings generally price off short-term rates, the extremely low cost of short funds permitted management to continue to reduce the overall cost of funds during the first quarter of 2010.  Management continued to reprice time deposits and borrowings to lower levels.  Rates on interest bearing core deposit accounts were also reduced during the first quarter of 2010, with additional reductions after March 31, 2010, but prior to the filing of this report.  Meanwhile, management continued to invest in securities and originate loans at longer terms, where the U.S. Treasury curve and market rates remained higher.

Management anticipates that interest rates will remain at these historically low rates for the majority of 2010 because of the current economic and credit situation.  This will likely result in the U.S. Treasury curve retaining a

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

significant positive slope for most of 2010, based on the economic data currently available.  This allows management to continue to price the vast majority of liabilities off lower short-term rates, while pricing loans and investing in longer securities, which are based off the five-year and ten-year Treasury rates that are significantly above short-term rates.  Management has seen the Corporation’s margin improve from the second quarter of 2009 to the third quarter of 2009, with further improvement made in the fourth quarter of 2009.  However, the first quarter of 2010 brought some non-recurring items like increased security amortization, increased levels of non-accrual loans resulting in lower interest income, and prepayment penalties on FHLB advances.  All of these factors led to a decrease in the net interest margin through the first quarter of 2010, but management expects to make further improvement in the margin throughout the remainder of 2010 as the cost of funds continues to decline.

For the first quarter of 2010, the Corporation’s NII on a FTE basis increased by $217,000, or 3.9%, compared to the same period in 2009.  This improvement was largely due to savings on interest expense that outpaced reductions to the Corporation’s interest income.  As shown on the table below, interest income and interest expense on a FTE basis for the quarter ending March 31, 2010, decreased by $246,000, or 2.8%, and $463,000, or 14.1%, compared to the same period in 2009.

Earnings and yields on loans were lower for the three months ended March 31, 2010, compared to the same period in 2009.  Earnings and yields continue to be negatively impacted by the very low Prime rate of 3.25% and the increased volume in Prime-based loans.  Even with a Prime floor of 4.00% in place for new volumes of Prime-based loans, this rate is significantly below typical fixed rate business and commercial loans, which generally range between 5.50% and 7.50%.  Most of the Corporation’s loan growth has occurred in Prime-based loans, which will aid the Corporation when interest rates rise.  Currently, the increased levels of Prime-based loans continue to cause the Corporation’s average loan yield to decrease.  There are times when sufficient growth in the loan portfolio can make up for decreases in yield while still allowing for higher overall interest income on loans.  However, with the Prime rate at extremely low levels, even with Prime-plus loans being originated, the net impact is a reduction of loan yield.  This occurs as more variable rate loan growth is occurring than fixed rate loan growth.  Additionally, many consumers and businesses are taking the opportunity presented by the historically low Prime rate to borrow additional amounts on existing lines of credit not fully utilized.  Nearly all of the Prime-plus rates on the Corporation’s business and commercial lines of credit are below the business and commercial fixed rates.  This type of growth substantially reduces the amount of income generated on loans.  Management instituted floors on certain types of consumer home equity lines of credit at the end of 2008 and instituted limited floors on business and commercial Prime-based loans in 2009.  However, effective January 1, 2010, all new Prime-based lines of credit were floored at 4.00%.  Additionally in 2010, as lines of credit are renewed, a Prime-plus tiered rating system will factor in downgrades in credit rating, resulting in an immediate impact on the rate.  These actions are designed to preserve loan yield and more effectively assign higher Prime-based loan rates to weaker credits to be adequately compensated for the higher degree of credit risk.

Earnings and yields on the Corporation’s securities have also been negatively impacted by the historically low interest rates.  The Corporation’s securities portfolio consists of nearly all fixed income instruments.  The U.S. Treasury rates have remained at historically low levels since the Federal funds rate was reduced to 0.25% in December 2008.  As the low-rate period continues to extend, larger amounts of securities are maturing forcing the proceeds to be reinvested into lower-yielding instruments.  The Corporation’s taxable securities experienced a 59 basis point reduction in yield due to reinvesting into lower-yielding instruments.  Tax-exempt security earnings and yields were affected by two events, lower investment yields, and heavier-than-normal amortization on instruments purchased at premiums.  Several municipal securities were called during the first quarter of 2010 that carried large amounts of premium.  These premiums had to be amortized to the call date.  As a result, the tax-exempt yield decreased 125 basis points.  The impact of the additional amortization caused by the municipal calls was $114,000, or the equivalent of 72 basis points.  Management does not anticipate that similar heavy amortization will occur during the remainder of 2010, as only a small number of municipal bonds with large premiums remain.

The Corporation’s interest bearing liabilities have continued to grow steadily through 2009 and during the first quarter of 2010.  With significantly lower interest rates, total interest expense declined despite the increase in balances.  Lower rates on all deposit types helped to reduce interest expense by $377,000 for the three months ended March 31, 2010, compared to the same period in 2009.  Demand and savings deposits reprice in entirety whenever the offering rates are changed.  This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels.  The annualized rate on interest bearing demand and savings accounts has decreased by 38% since March 31, 2009.  The scope of further reductions is limited since rates cannot conceivably be reduced much further.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Time deposits reprice over time according to their maturity schedule.  This enables management to both reduce and increase rates slowly over time.  Historically, the Corporation has seen increases in time deposit balances when the equity markets decline, as investors attempt to protect principal.  This occurred to an even larger degree during 2009 and throughout the first quarter of 2010, as the equity markets faced unprecedented weakness.  The significant growth of the time deposit portfolio at low rates means that the Corporation has additional funds to utilize on the asset side of the balance sheet while keeping interest expense costs low.  Additionally, time deposits that matured in the last eighteen months have mostly repriced to a lower rate, saving significant funding costs.  The Corporation was able to reduce interest expense on time deposits by $307,000 for the first quarter of 2010, while still increasing average balances by $25.5 million.  This effectively reduced the annualized rate paid on time deposits by 81 basis points when comparing the three-month periods in both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth.  Because of the faster-paced growth in deposits compared to a slower growth in the loan portfolio, management reduced total borrowing levels from March 31, 2009 to March 31, 2010.  The Corporation decreased average borrowings by $12.4 million in the first quarter of 2010 compared to the balances at March 31, 2009, reducing interest expense on borrowings by $86,000.

The following table shows a more detailed analysis of net interest income on a FTE basis with all the major elements of the Corporation’s consolidated balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.  Additionally, the analysis provides the net interest spread and the net yield on interest earning assets.  The net interest spread is the difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.  The net interest spread has the deficiency of not giving credit for the non-interest bearing funds and capital used to fund a portion of the total interest earning assets.  For this reason, management emphasizes the net yield on interest earning assets, also referred to as the net interest margin (NIM).  The NIM is calculated by dividing net interest income on a FTE basis into total average interest earning assets.  NIM is generally the benchmark used by analysts to measure how efficiently a bank generates net interest income.  For example, a financial institution with a NIM of 3.75% would be able to use fewer interest-earning assets and still achieve the same level of net interest income as a financial institution with a NIM of 3.50%.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	For the Three Months Ended March 31,
	2010			2009
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	3,148	2	0.22	751	1	0.23

Securities available for sale:
Taxable	174,981	1,960	4.48	167,816	2,128	5.07
Tax-exempt	63,305	886	5.60	52,932	907	6.85
Total securities (d)	238,286	2,846	4.78	220,748	3,035	5.50

Loans (a)	431,912	5,741	5.34	411,821	5,799	5.66

Regulatory stock	4,916	3	0.21	4,915	3	0.27

Total interest earning assets	678,262	8,592	5.08	638,235	8,838	5.56

Non-interest earning assets (d)	52,827			49,448

Total assets	731,089			687,683

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	100,744	125	0.50	93,936	180	0.78
Savings deposits	87,135	33	0.15	75,338	48	0.26
Time deposits	265,401	1,769	2.70	239,949	2,076	3.51
Borrowed funds	85,522	884	4.19	97,886	970	4.02
Total interest bearing liabilities	538,802	2,811	2.11	507,109	3,274	2.62

Non-interest bearing liabilities:

Demand deposits	118,112			106,315
Other	4,292			5,949

Total liabilities	661,206			619,373

Stockholders' equity	69,883			68,310

Total liabilities & stockholders' equity	731,089			687,683

Net interest income (FTE)		5,781			5,564

Net interest spread (b)			2.97			2.94
Effect of non-interest
bearing funds			0.43			0.54
Net yield on interest earning assets (c)			3.40			3.48

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date avg balances include net deferred loan fees and costs of ($284,000) as of March 31, 2010, and ($283,000) as of March 31, 2009.  Such fees and costs recognized through income and included in the interest amounts totaled $19,000 in 2010 and $8,000 in 2009.
(b) Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.
(c) Net yield on interest earning assets, also referred to as net interest margin, is computed by dividing net interest income (FTE) by total interest earning assets.
(d) Securities recorded at amortized cost.  Unrealized holding gains and losses are included in non-interest earning assets.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The NIM was 3.40% for the first quarter of 2010, compared to 3.48% for the first quarter of 2009.  The net interest spread for the first quarter of 2010 increased three basis points to 2.97%, from 2.94% for the same period in 2009.  The effect of non-interest bearing funds dropped 11 basis points for the quarter-to-date period compared to 2009.  The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest.  As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities.  For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20.  This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue.  For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio.  The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio.  The Corporation added $450,000 to the allowance for the three months ended March 31, 2010, compared to $150,000 for the same period in 2009.  The Corporation gives special attention to the level of delinquent loans.  The analysis of the allowance for loan losses takes into consideration, among other things, the following factors:

•	Historical loan loss experience by loan type
•	Concentrations of credit risk
•	Volume of delinquent and non-performing loans
•	Collateral evaluation on a liquidation basis for specifically reviewed credits
•	Loan portfolio characteristics
•	Current economic conditions

Coupled with the prolonged period of economic decline, specifically the weaker housing market and ongoing credit concerns, the Corporation has experienced increases in loan delinquencies.  The delinquencies did not rise until the third quarter of 2009.  Total delinquencies stood at 1.23% as of March 31, 2009, and 1.25% as of June 30, 2009.  In the third and fourth quarters of 2009, delinquencies rose moderately, standing at 1.53% as of September 30, 2009, and 1.83% as of December 31, 2009.  However, delinquencies declined in the first quarter of 2010, ending at 1.70% as of March 31, 2010.  The reduction in first quarter delinquencies was affected by $156,000 of commercial charge-offs and a transfer of a $463,000 delinquent real estate loan to OREO.  The Corporation’s total substandard and doubtful loans, which are considered classified loans, increased from $19.3 million as of March 31, 2009, to $20.0 million as of December 31, 2009, and $20.2 million as of March 31, 2010.  Management closely tracks delinquencies and classified loans as a percentage of the loan portfolio.  This information is utilized in the quarterly allowance for loan loss (ALLL) calculation, which directly affects the provision expense.  A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense.  Generally, management will evaluate, and adjust if necessary, the provision expense each quarter upon completion of the quarterly ALLL calculation.

The provision expense of $450,000 for the first quarter of 2010 was necessary to maintain the allowance for loan losses at desired levels based on the quarterly calculation of the ALLL.  This provision, while significantly higher than the amount recorded for the same period in 2009, was necessary to provide for potential losses on several commercial loans.  Specific allocations are examined each quarter to determine if adjustments need to be made.  It is common for specific allocations to be reduced as additional principal payments are made, so while some specific allocations are being added, others are being reduced.  In addition to specific allocations, management continues to provide for estimated losses on pools of similar loans based on historical loss experience.  Management utilizes qualitative factors every quarter designed to adjust historical loss experience to take into consideration the current trends in loan volume, delinquencies, charge-offs, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight.  Additionally, national and local economic trends and conditions are considered to help determine the impact on the amount of loan loss allowance the Corporation should be carrying on the various types of loans.  Management evaluates and adjusts, if necessary, the qualitative factors on a quarterly basis.  In the third quarter of 2009, several factors related to external economic

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

and regulatory conditions were increased 5 basis points.  In the fourth quarter of 2009, the factor for regulatory oversight was increased 10 basis points due to stricter adherence in the commercial portfolio to determination of impairment, which has resulted in increased charge-offs.  Over the past two quarters, the collateral factor for commercial loans was increased by 20 basis points, reflecting re-appraisals of commercial properties coming in at lower values, which is resulting in higher charge-offs.  The impact of all of these higher qualitative factors is resulting in a higher required allowance for loan losses, assuming all other factors remained constant.  The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses based on the current environment.

Management has also deemed it prudent to increase the allowance as a percentage of total loans to reflect the increased risk in the outstanding loan portfolio because of economic weaknesses.  As of March 31, 2010, the allowance as a percentage of total loans was 1.42%, up from 1.38% at December 31, 2009, and 1.04% at March 31, 2009.

Management continues to evaluate the allowance for loan losses in relation to the growth of the loan portfolio and its associated credit risk.  Management believes the new monthly provision level and the allowance for loan losses are adequate to provide for future loan losses based on the current portfolio and the current economic environment.  For further discussion of the calculation, see the Allowance for Loan Losses section under Financial Condition.

Other Income

Other income for the first quarter of 2010 was $1,681,000, an increase of $109,000, or 6.9%, compared to the $1,572,000 earned during the first quarter of 2009.  The following table details the categories that comprise other income.

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended March 31,		Increase (Decrease)
	2010	2009
	$	$	$	%

Trust and investment services	287	217	70	32.3
Service charges on deposit accounts	439	476	(37)	(7.8)
Other service charges and fees	105	149	(44)	(29.5)
Commissions	353	321	32	10.0
Gains on securities transactions	159	68	91	> 100%
Gains on sale of mortgages	15	67	(52)	(77.6)
Earnings on bank owned life insurance	147	157	(10)	(6.4)
Other miscellaneous income	176	117	59	50.4

Total other income	1,681	1,572	109	6.9

Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party.  For the three months ended March 31, 2010, traditional trust service income increased $50,000, or 33.3%, from the same period in 2009.  For the three months ended March 31, 2010, alternative investment services income increased $20,000, or 29.8%, from the same period in 2009.  It has been more difficult to grow the trust and investment services area in the past two years due to a very weak stock market that coincided with the sub-prime and credit crisis that began in 2008.  However, there has been an increase in activity throughout the first quarter of 2010 as confidence in the stock market begins to be restored.  Additionally, the fee income the Corporation generates from this business is based upon a percentage of market value, which was down materially during 2009 and began to rebound in the first quarter of 2010.

Service charges on deposit accounts decreased by $37,000, or 7.8%, for the three months ended March 31, 2010, compared to the same period in 2009.  Overdraft service charges are the largest component of this category, as well as the primary reason for the decrease.  These fees comprised nearly 91% of the total deposit service charges for the three months ended March 31, 2010, and decreased 9.2% from the respective three-month period in 2009.  New regulatory guidelines will become effective in the third quarter of 2010, which will result in lower overdraft service charges for the remainder of 2010 and in future years.  It has not yet been determined how significant the decrease in fees will be, but management is currently evaluating the various possible scenarios.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Other fees decreased by $44,000, or 29.5%, for the three months ended March 31, 2010, compared to the same period in 2009.  This is primarily due to a decrease in loan-related fees.  When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance.  These amendments allow customers to obtain favorable terms without completely rewriting the loan.  These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans.  Mortgage amendment activity has slowed down significantly in the first quarter of 2010 resulting in lower quarter-to-date fees.

Commission income increased $32,000, or 10.0%, for the first quarter of 2010 compared to the first quarter of 2009.  The largest component of commission income is from Debit MasterCard® commissions.  The amount of customer usage of cards at point of sale transactions determines the level of commission income received.  The debit card income of $304,000 for the first quarter of 2010 is an increase of $38,000, or 14.3%, over the same period in 2009.  Customers have become more comfortable with the use of debit cards, as they are now widely accepted by merchants, thereby increasing the number of transactions processed.  Another significant component of commission income is from MasterCard and Visa® commissions, which provided income of $29,000 for the three-month period ended March 31, 2010.  This amount is $9,000, or 23.7%, lower than the commissions earned during the same period in 2009.  The reduction is a result of lower levels of business activity with the Corporation’s customers that use this product.  MasterCard and Visa commissions are the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers.  Management expects that the total of both of these categories will increase as the reliance on electronic payment systems expands and economic recovery occurs.

For the three months ended March 31, 2010, $159,000 of gains on securities transactions were recorded compared to $68,000 for the same period in 2009.  Gains or losses on securities transactions fluctuate based on opportunities to reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk.  The gains or losses on this type of activity fluctuate based on current market prices and the volume of security sales.  Losses can be in the form of active sales of securities or impairment of securities, which involves writing the security down to a lower value based on anticipated credit losses.  In the first quarter of 2010, other-than-temporary impairment charges of $49,000 were recorded on two private collateralized mortgage obligations.  These losses were offset by gains on securities sold during the first quarter, which resulted in net gains of $159,000.  There were no impairment charges recorded in the first quarter of 2009 when $68,000 of security gains resulted from the sale of one U.S. Agency security.  Further information on securities is provided in the Securities Available for Sale section under Financial Condition in this filing.

Gains on the sale of mortgages were lower through the first quarter of 2010 compared to the same period in 2009, primarily because of a decrease in mortgage activity.  Secondary mortgage financing activity drives the gains on the sale of mortgages, which showed a decrease of $52,000, or 77.6%, for the first quarter of 2010, compared to the same period in 2009.  Mortgage activity was significantly increased throughout 2009 due to the historically low interest rate environment.  Many customers have already refinanced their higher-rate mortgages to lower rates, so this activity has declined significantly throughout the first quarter of 2010.  Given the current housing market conditions, management anticipates that the gain or loss on the sale of mortgages may continue to decline throughout the remainder of 2010.

The earnings on BOLI declined slightly for the three-month period ended March 31, 2010, as compared to the same period in 2009.  Management does not foresee any further BOLI purchases in 2010; therefore, increases or decreases in BOLI income generally result from increases or decreases in the cash surrender value.  Benefits paid upon death that exceed the policy’s cash surrender value are recorded as miscellaneous income.

The miscellaneous income category increased $59,000, or 50.4%, for the first quarter of 2010, compared to the same period in 2009.  The increase was primarily a result of an increase of $23,000 in sales tax refunds for the first quarter of 2010 compared to the prior year, as well as an adjustment to the allowance for off-balance sheet credit losses in 2010.  This adjustment increased income by $30,000 during the first quarter of 2010 with no comparable increase in 2009.

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the three-month period ended March 31, 2010, compared to the same period in 2009.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)
	Three Months Ended March 31,		Increase (Decrease)
	2010	2009
	$	$	$	%

Salaries and employee benefits	2,692	2,864	(172)	(6.0)
Occupancy expenses	407	350	57	16.3
Equipment expenses	208	207	1	0.5
Advertising & marketing expenses	112	103	9	8.7
Computer software & data
processing expenses	363	370	(7)	(1.9)
Bank shares tax	191	181	10	5.5
Professional services	370	491	(121)	(24.6)
FDIC Insurance	168	417	(249)	(59.7)
Other operating expenses	342	452	(110)	(24.3)
Total operating expenses	4,853	5,435	(582)	(10.7)

Salaries and employee benefits are the largest category of operating expenses.  In general, they comprise more than 50% of the Corporation’s total operating expense.  For the three months ended March 31, 2010, salaries and benefits decreased $172,000, or 6.0%, compared to the same period in 2009.  Salaries decreased by $61,000, or 3.0%, and employee benefits decreased by $111,000, or 13.6%, for the first quarter of 2010 compared to the first quarter of 2009.  The decrease in salary expense was primarily due to efficiencies gained from the organizational structure changes enacted in late 2008 and early 2009.  The decrease in employee benefits expense was primarily due to savings associated with the bank’s health insurance plan.  Health insurance benefit costs decreased by $100,000, or 26.9%, for the first quarter of 2010, compared to the same period in 2009, primarily because of a change in medical insurance providers.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Occupancy expenses increased $57,000, or 16.3%, for the three months ended March 31, 2010, compared to the same period in 2009.  The increases were spread across all occupancy categories.  Building depreciation increased $5,000, or 3.7%, over the three-month period in 2009, primarily due to renovations at the Denver branch office that were placed in service in the first quarter of 2010.  Utility expenses were higher by $40,000, or 33.5%, over the same period in 2009 due to higher telephone costs and increased energy costs affecting electric and oil prices.  The cost of electricity alone was $18,000, or 27.2% higher, in the first quarter of 2010, compared to the same period in 2009.  The Corporation’s main electricity provider increased rates approximately 40% in 2009 and rates were increased for the Corporation’s branch offices in 2010.  Building repair and maintenance costs continue to rise in tandem with more facilities, higher costs related to materials and supplies, and costs associated with the aging of facilities.

Equipment expenses did not change materially from 2009 to 2010.  This expense category includes equipment depreciation, repair and maintenance, and various other equipment-related expenses.  Depreciation expense increased slightly from the first quarter of 2009 due to the new Denver branch assets being placed into service.  However, there were also a number of assets that became fully depreciated throughout 2009 which helped to offset depreciation on new assets.  Equipment assets have shorter asset depreciation lives, generally five to seven years.

Advertising and marketing expenses for the three months ended March 31, 2010, were $9,000, or 8.7% higher than the same period in 2009.  The expenses of this category support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements.  This expense category decreased $7,000, or 1.9%, for the three-month period ended March 31, 2010, compared to the same period in 2009.  The STAR network fees are the fees paid to process all ATM and debit card transactions.  The total STAR network service fees were down $4,000, or 2.0%, for the three-month period.  Software-related expenses were down $3,000, or 2.0%, for the first quarter of 2010, compared to the same quarter in 2009.

Bank shares tax expense increased $10,000, or 5.5%, for the three-month period ended March 31, 2010, compared to the same period in 2009.  This is primarily a result of an increase in the number of shares outstanding that requires the Corporation to pay more tax related to those shares.

Professional services expense decreased $121,000, or 24.6%, for the three-month period ended March 31, 2010, compared to the same period in 2009.  These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services.  In 2008, management engaged the consulting unit of the Corporation’s core-processing vendor to conduct an organizational efficiency and income generation initiative.  The fees associated with that contract were paid in 2008 and into the first half of 2009.  These fees amounted to $207,000 for the first quarter of 2009.  Legal costs decreased $6,000 for the three-month period ended March 31, 2010, compared to the same period in 2009.  Offsetting these decreases, accounting and auditing fees increased $17,000 for the first quarter of 2010 compared to the same period in 2009.  These fees were elevated due to an increase in internal and external audit fees related to compliance with the Sarbanes-Oxley Act.  In addition, student loan servicing expense increased $64,000 for the three-month period.  Previously, servicing costs on student loans were offset by a credit from the Department of Education.  Those credits are no longer available.  Therefore, the expenses are higher than in the past.  Management decided to stop originating student loans in the first quarter of 2010 and expects this expense to decline throughout the remainder of 2010.

The expenses associated with FDIC insurance decreased by $249,000, or 59.7%, for the three months ended March 31, 2010, compared to the same period in 2009.  The FDIC expenses for 2009 included significantly higher charges for the FDIC insurance fund, which included a 140% rate increase that became effective in the fourth quarter of 2008, and expenses for a special one-time assessment of 5 basis points, which was due as of June 30, 2009.  Although the charges for the FDIC insurance fund are still at increased levels in 2010, there has been no accrual for a special assessment thus resulting in a decrease in this expense.

In the third quarter of 2009, the FDIC announced that they would be requiring that banks prepay three years’ worth of assessments at the end of 2009 to help replenish the severely depleted Deposit Insurance Fund (DIF).  On December 30, 2010, the Corporation prepaid $2,467,000 of FDIC assessments due for the periods beginning with December 31, 2009, and ending with December 31, 2012.  The Corporation recorded $2,467,000 as a prepaid asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, the Corporation will record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the Corporation would record an accrued expense payable each quarter for the assessment payment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 30, 2013, any remaining amount would be returned to the Corporation.  As of March 31, 2010, the Corporation had a total of $2,166,000 outstanding in the prepaid FDIC insurance assessment asset account.

Other operating expenses include the remainder of the Corporation’s operating expenses.  Some of the larger items included in this category are:

•	Postage
•	Director fees and expense
•	Travel expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses
•	Deposit account charge-offs and recoveries

Other operating expenses decreased by $110,000, or 24.3%, for the three months ended March 31, 2010, compared to the same period in 2009.  The largest decreases occurred in director fees, down $24,000, supplies, down $14,000, deposit charge-off expense, down $48,000, and miscellaneous expense, down $34,000.  Director fees decreased as a result of the completion of deferred compensation payments for past directors.  Expenses related to the purchase of

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

supplies fluctuate depending on supply demand at any given time.  Deposit charge-off expenses are down due to a decrease in the amount of fees being charged off as well as a decrease in fraud-related charge-offs.  The primary reason for the decrease in miscellaneous expense can be attributed to an early contract termination fee of $30,000 paid in the first quarter of 2009.

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes.  The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation has no taxable corporate net income activities.  The Corporation’s wholly-owned subsidiary, Ephrata National Bank, is not subject to state income tax, but does pay Pennsylvania Bank Shares Tax.  The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and BOLI income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate.  The effective tax rate is calculated by dividing the Corporation’s provision for income tax by the pre-tax income for the applicable period.

For the three months ended March 31, 2010, the Corporation recorded a tax expense of $253,000, compared to $38,000 for the first quarter of 2009.  The effective tax rate for the Corporation was 14.7% for the three months ended March 31, 2010, compared to 3.4% for the same period in 2009.  While the Corporation’s level of tax-free income was consistent for both periods, the pre-tax income was $602,000 higher in the first quarter of 2010.  This resulted in a larger component of income being taxed at 34% and elevating the effective tax rate.  In the first quarter of 2009, the level of tax-free income was nearly as large as the pre-tax income, resulting in a very low effective tax rate.

Due to lower earnings and a large percentage of tax-free income compared to total income, the Corporation became subject to the alternative minimum tax (AMT) in 2006.  The Corporation remained in an AMT position in 2007, 2008, and 2009; and therefore, when the Corporation is no longer in an AMT position, the AMT credits can then be utilized.  The Corporation is not expected to be in an AMT position in 2010.  The AMT affects the amount of Federal income tax due and paid, but it does not affect the book tax provision.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value.  As of March 31, 2010, the Corporation had $243.0 million of securities available for sale, which accounted for 32.5% of assets, compared to 32.6% as of December 31, 2009, and 32.9% as of March 31, 2009.  Based on ending balances, the securities portfolio increased 5.4% from March 31, 2009 to March 31, 2010.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds.  The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk.  In order to provide maximum flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value.  Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value.  Equity securities generally pose a greater risk to loss of principal since there is no specified maturity date on which the Corporation will recover the entire principal.  Recovery of the principal investment is dependent on the fair value of the security at the time of sale.  All securities are evaluated for impairment on a quarterly basis.  Should any impairment occur, management would write down the security to a fair market value in accordance with U.S. generally accepted accounting principles, with the amount of the write down recorded as a loss on securities.

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

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)
	Period Ending

	March 31, 2010		December 31, 2009		March 31, 2009
	$	%	$	%	$	%

U.S. treasuries & government agencies	46,457	19.1	47,571	20.2	56,584	24.6
Mortgage-backed securities	41,652	17.1	42,390	17.9	48,927	21.2
Collateralized mortgage obligations	60,938	25.1	53,982	22.8	41,120	17.8
Private collateralized mortgage obligations	13,817	5.7	12,748	5.4	14,776	6.4
Corporate debt securities	13,950	5.7	13,369	5.7	12,648	5.5
Obligations of states and political subdivisions	63,282	26.1	63,369	26.8	53,786	23.3
Equity securities	2,910	1.2	2,906	1.2	2,819	1.2

Total securities	243,006	100.0	236,335	100.0	230,660	100.0

The majority of growth in the Corporation’s securities occurred in collateralized mortgage obligations (CMOs).  Management added U.S. Agency CMOs, as these instruments have higher yields than similar mortgage-backed securities and agencies, steady cash flow payment streams, and the backing of the U.S. Government.  As such, the U.S. Agency CMOs provide solid credit risk protection and all have AAA ratings.  Due to the structure of the U.S. Agency CMOs that management has purchased, these securities tend to be shorter and have higher monthly cash flow streams to assist with liquidity management.  In the current low interest rate environment, these cash flow streams have

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

increased as borrowers are making additional principal payments on mortgages.  These additional principal payments provide the Corporation with more liquidity but also cause both prepayment risk and reinvestment risk.  Prepayment risk occurs as management is forced to amortize any premiums on these securities more rapidly as principal payments increase.  This causes the yield on these investments to decrease.  Reinvestment risk occurs when interest rates are low and principal payments increase forcing management to reinvest these proceeds into instruments carrying lower market rates.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio.  The Corporation has been in an alternative minimum tax (AMT) position for the past several years when income levels fell and tax-exempt income remained high.  The AMT requires the payment of a minimum level of tax should an entity have excessive amounts of tax preference items relative to a Corporation’s income.  The Corporation’s primary tax preference item is the large amount of tax-free income generated by tax-free loans and tax-exempt securities.  As a result of the Corporation’s AMT position, management had determined that the size of the municipal bond holdings in relation to the rest of the securities portfolio should be decreased.  During 2008 and into the first quarter of 2009, management was actively reducing the tax-free municipal bond portfolio in an effort to reduce the Corporation’s AMT position.  However, because of legislation that followed the credit crisis in the fall of 2008, beginning in 2009, financial institutions were now permitted to purchase 2009 and 2010 newly issued tax-free municipal bonds, which are AMT-exempt for the life of the bond.  As a result, management has begun to purchase these AMT-exempt municipal bonds, increasing the size of the tax-free municipal bond portfolio.  Consequently, municipal bonds as a percentage of the total investment portfolio have increased to 26.1% at March 31, 2010, compared to 23.3% at March 31, 2009.

During the fourth quarter of 2008, through all of 2009, and into the first quarter of 2010, market volatility, economic slowdown, and the collapse of several large financial institutions caused the downgrading of many securities.  This phenomenon has affected all segments of the Corporation’s portfolio not backed by the U.S. Government, specifically PCMOs, corporate bonds, and municipal bonds.  According to policy, management has decided to hold all securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase.  Management monitors the security ratings on a monthly basis and quarterly, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines.

As of March 31, 2010, the Corporation held seven PCMO securities with a book value of $16.1 million, a reduction of $497,000 from the balance as of December 31, 2009.  Two of these securities, with a book value of $4.7 million, carried an AAA credit rating by at least one of the major credit rating services.  The five remaining PCMOs, with a book value of $11.4 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s.  Management currently has no plans to sell these securities as management believes the current market values are not true indications of the value of the bonds based on cash flow analysis performed under severe stress testing.  In 2009, cash flow analysis on all of the Corporation’s PCMOs indicated a need to take impairment on three of the five PCMOs with below investment grade credit ratings.  Management’s March 31, 2010 cash flow analysis indicated a need to take additional impairment on two of these bonds.  One bond was impaired during 2009 and did not indicate the need for further impairment in the first quarter of 2010.  Of the two bonds with impairment charges in the first quarter of 2010, the cash flow analysis, conducted at slower prepayment speeds than the securities have been paying, revealed that there was an expectation that one of the bonds will suffer 0.7% loss of principal while the other showed a 12.5% loss of principal.  Total impairment taken on these two bonds was $49,000 with the first bond reflecting a small impairment amount of $14,000, while the second security had impairment charges of $35,000.  Currently, management does not believe significant further impairment of these securities will be needed, but management will continue to update cash flow analysis quarterly that incorporates the most current default rates and prepayment speeds.  It is possible further impairment would be necessary if both default rates rose to levels that have not yet been experienced, and if prepayment speeds slowed to speeds not previously experienced.  Prepayment speeds on all of the Corporation’s PCMOs have been relatively fast, which is assisting in the cash flow analysis.  Faster prepayment speeds make it more likely that the Corporation’s principal will be returned before credit losses are incurred.

As of March 31, 2010, the Corporation held corporate bonds with a total book value of $13.6 million and fair market value of $14.0 million.  Management continues to hold corporate securities at approximately 5% to 6% of the portfolio.  Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis.  Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties.  Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails.  As a result of the higher level of credit risk taken by purchasing a corporate bond,

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

management has in place minimal credit ratings that must be met in order for management to purchase a corporate bond.

As of March 31, 2010, only one of the thirteen corporate securities held by the Corporation was showing an unrealized holding loss.  The one security with unrealized holding losses was valued at 98.4% of book value.  As of March 31, 2010, all of these corporate bonds have single A credit ratings by at least one major credit rating service.  Currently, there are no indications that any of these bonds would discontinue contractual payments.

Since 2008, the municipal bond ratings have been adversely affected by downgrades on nearly all of the insurance companies backing municipal bond issues.  Previous to the sharp decline in the health of the insurance companies, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection.  Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A.  As of March 31, 2010, only 30% of the Corporation’s municipal bonds carried an AAA rating.  The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of single A at the time of purchase.  As of March 31, 2010, seventeen municipal bonds with a book value of $6.6 million carried credit ratings under A.  In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities.  Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls.  Presently, despite the lower credit ratings on the seventeen municipal securities, management has the intent and the ability to hold these securities to maturity and believes that full recovery of principal is probable.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment.  In terms of credit risk and impairment, management views the Corporation’s CRA fund investment differently because it is an equity investment with no maturity date.  Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date.  As of March 31, 2010, the CRA fund was showing unrealized losses of $90,000, or a 4.5% price decline. The prices on this fund tend to lag behind decreases in U.S. Treasury rates.   Management believes that the price declines are primarily rate driven, and temporary as opposed to permanent.  Corporate bonds and private collateralized mortgage obligations have the most potential credit risk out of the Corporation’s debt instruments.  Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds and all private label securities.  As of March 31, 2010, three private collateralized mortgage obligations were considered to be other than temporarily impaired.  These securities were written down by $369,000 in 2009, and two of the securities had additional impairment of $49,000 in the first quarter of 2010.

Loans

Net loans outstanding increased $23.5 million, or 5.8%, to $430.3 million at March 31, 2010, from $406.8 million at March 31, 2009.  Net loans increased $8.4 million, or 2.0%, since December 31, 2009.    The following table shows the composition of the loan portfolio as of March 31, 2010, December 31, 2009, and March 31, 2009.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)
	March 31,	December 31,	March 31,
	2010	2009	2009
	$	$	$

Real Estate
Residential (a)	167,385	163,625	160,807
Commercial	155,552	152,108	145,681
Construction	21,880	23,382	19,603
Commercial	78,423	76,526	74,634
Consumer	13,548	12,506	10,614
	436,788	428,147	411,339

Less:
Deferred loan fees, net	263	295	310
Allowance for loan losses	6,214	5,912	4,261
Total net loans	430,311	421,940	406,768

(a)
Residential real estate loans do not include mortgage loans sold to and serviced for Fannie Mae.  These loans totaled $11,471,000 as of March 31, 2010, $11,754,000 as of December 31, 2009, and $11,304,000 as of March 31, 2009.

The composition of the loan portfolio has undergone minor changes in recent years.  The total of all categories of real estate loans comprises more than 80% of total net loans.  Residential real estate is the largest category of the loan portfolio, consisting of approximately 39% of total net loans.  This category includes first mortgages, second mortgages, and home equity loans.  The residential real estate loans grew throughout 2009 and continued to grow in the first quarter of 2010.  Current economic and market conditions have reduced the demand for residential real estate loans resulting in slower growth in this category compared to prior years.  The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage over 20 years.  Most loan requests are for 30-year mortgages, which are all sold to the secondary market.  Additionally, requests for fixed-rate home equity loans have slowed, while home equity lines of credit, which float on the Prime rate, have increased. This trend is occurring because consumers are seeking the lowest interest rate to borrow money against their home value.  This trend is likely to reverse once the Prime rate is increased and floating rate loans become less attractive to borrowers.  Management anticipates moderate growth in the residential real estate area throughout the remainder of 2010.

Commercial real estate loans have also grown since March 2009, and have continued to grow in the first quarter of 2010.  Commercial real estate includes both owner and non-owner occupied properties.  The majority of growth has occurred in owner occupied, which does not rely substantially on lease agreements.  However, even the demand for owner occupied loans has slowed since most businesses are not expanding during uncertain economic conditions.  It is anticipated that significant growth in commercial real estate will lag a recovery by the economy.

Commercial loans not secured by real estate are approximately half the size of the Corporation’s real estate secured commercial loans.  This portfolio of loans showed moderate growth from March 31, 2009 to December 31, 2009, and from December 31, 2009, to March 31, 2010.  Commercial loans not secured by real estate grew $1.9 million, or 2.5%, from December 31, 2009 to March 31, 2010.  In the current interest rate environment, with fixed commercial loan rates significantly higher than Prime-based variable rate lines of credit, the Corporation is experiencing a shift from fixed rate commercial loans to more Prime-based variable rate loans.  The majority of commercial customers believe the Prime rate will remain low for a period of time; and therefore desire to lower their borrowing costs by drawing on their lines of credit to pay down their fixed rate loans.  In other cases where the borrower is in search of new financing, they are currently looking at variable rate financing as opposed to fixed rate financing, whether it is real estate secured or not.

The construction loans secured by real estate grew between March 31, 2009, and December 31, 2009, but then decreased by $1.5 million, or 6.4%, in the first quarter of 2010.  After slowing throughout most of 2008, several of the Bank’s commercial customers went ahead with construction projects in the last quarter of 2008 and into 2009.  Some projects were started in the fourth quarter of 2008, but significant draws on their lines of credit only began in 2009.  These projects were not necessarily residential real estate construction, but construction undertaken by commercial

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

customers to update or expand facilities.  This activity has slowed in the first quarter of 2010 and more construction loans have been paid down or converted to other fixed-term loans.

The consumer loan portfolio has remained fairly stable, both in dollar amount, and also in terms of a percentage of the Corporation’s total loan portfolio.  Consumer loans made up 2.6% of total net loans on March 31, 2009, 3.0% of total net loans on December 31, 2009, and 3.1% of total net loans on March 31, 2010.  In recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures.  Additionally, specialized lenders have emerged for consumer needs.  However, in the current economic environment with reduced housing values, many borrowers no longer have available equity in their home for additional borrowings.  This has reduced the demand for fixed home equity loans and increased the need for unsecured credit.  Additionally, due to current liquidity conditions, specialized lenders began pulling back on the availability of credit and more favorable credit terms.  The underwriting standards of major financing and credit card companies began to strengthen after years of lower credit standards.  This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice.  Management has seen the need for additional unsecured credit increase; however, this increased need for credit has not resulted in materially higher levels of consumer loans for the Corporation.  Slightly higher demand for unsecured credit is being offset by principal payments on existing loans.  In the current weak economy, customers will delay purchases of new and used cars which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books.  Management anticipates that the need for unsecured credit may grow during this current credit crisis and economic downturn, as many consumers need to access all available credit.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)
	March 31,	December 31,	March 31,
	2010	2009	2009
	$	$	$

Non-accrual loans	5,792	6,076	1,199
Loans past due 90 days or more and still accruing	67	742	313
Troubled debt restructurings	1,540	1,540	1,595
Total non-performing loans	7,399	8,358	3,107

Other real estate owned	948	520	520

Total non-performing assets	8,347	8,878	3,627

Non-performing assets to net loans	1.94%	2.10%	0.89%

Non-performing assets increased $4.7 million from March 31, 2009 to March 31, 2010.  This increase was primarily the result of an increase in non-accrual loans and other real estate owned (OREO).  The Corporation’s total non-accrual loans increased $4.6 million from March 31, 2009 to March 31, 2010.  The increase in non-accrual loans was a direct result of the deteriorating financial condition of several of the Corporation’s commercial and business loan customers.  Loans past due 90 days or more and still accruing and troubled debt restructurings decreased from the levels reported at March 31, 2009.  Management is monitoring delinquency trends closely in light of the current weak economic conditions.  At this time, management believes that the potential for significant losses related to non-performing loans is moderate.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As of March 31, 2010, OREO is recorded at $948,000, which is fair market value less anticipated selling costs.  The balance consists of one manufacturing property that has been in OREO since December 2006 and a residential real estate property that was placed in OREO in the first quarter of 2010.  The manufacturing property has been under an agreement of sale.   Settlement on the sale has been deferred, pending the completion of a due-diligence period whereby the property meets all contingencies of the agreement.  The sales agreement has been extended until December 31, 2010, with the same sales price.   Subsequent to March 31, 2010, but prior to the filing of this report, the residential property has been placed under an agreement of sale with settlement expected in the third quarter of 2010.

Allowance for Loan Losses

The allowance for loan losses is established to cover any losses inherent in the loan portfolio.  Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for loan losses.  This calculation is based upon a systematic methodology for determining the allowance for loan losses in accordance with generally accepted accounting principles.  The calculation includes estimates and is based upon losses inherent in the loan portfolio.  The allowance calculation includes specific provisions for impaired loans and general allocations to cover anticipated losses on all loan types based on historical losses.  Based on the quarterly loan loss calculation, management will adjust the allowance for loan losses through the provision as necessary.  Changes to the allowance for loan losses during the year are primarily affected by three events:

•	Charge off of loans considered not recoverable
•	Recovery of loans previously charged off
•	Provision for loan losses

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses.  The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the three-month periods ended March 31, 2010 and March 31, 2009.  At the bottom of the table, two benchmark percentages are shown.  The first is net charge-offs as a percentage of average loans outstanding for the year.  The second is the total allowance for loan losses as a percentage of total loans.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)
	Three Months Ended
	March 31,
	2010	2009
	$	$

Balance at January 1,	5,912	4,203
Loans charged off:
Real estate	156	-
Commercial and industrial	-	19
Consumer	39	87
Total charged off	195	106

Recoveries of loans previously charged off:
Real estate	-	-
Commercial and industrial	45	5
Consumer	2	9
Total recovered	47	14
Net loans charged off	148	92

Provision charged to operating expense	450	150

Balance at March 31,	6,214	4,261

Net charge-offs as a %
of average total loans outstanding	0.03%	0.02%

Allowance at end of period as a % of total loans	1.42%	1.04%

Charge-offs for the three months ended March 31, 2010, were $195,000, compared to $106,000 for the same period in 2009.  Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery.  The real estate charge-offs were higher in the first three months of 2010 compared to 2009 due to a single loan that was partially charged off for $156,000.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided.  The composition of the Corporation’s loan portfolio has not changed materially from March 31, 2009. However, management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans.  The financial industry typically evaluates the quality of loans on a scale with unclassified representing healthy loans, to special mention being the first indication of credit concern, to several successive classified ratings indicating further credit declines of substandard, doubtful, and ultimately loss.   Continued downgrades by management in the business loan and business mortgage portfolios have resulted in more classified loans.  The Corporation’s total classified loans increased from $19.3 million as of March 31, 2009, to $20.0 million as of December 31, 2009, and $20.2 million as of March 31, 2010, net of specifically allocated allowance against these loans of $810,000, $811,000, and $832,000, respectively.  These classifications require larger provision amounts due to a higher potential risk of loss.  Management anticipates maintaining the allowance as a percentage of total loans in the range of 1.00% to 2.00% for the foreseeable future.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries.  The Corporation has historically experienced very low net charge-off percentages due to strong credit practices.  Management continually monitors delinquencies, classified loans, and charge-off activity closely, and is anticipating that there may be some increases throughout the remainder of 2010.  Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $1,160,000, or 5.8%, to $21,064,000 as of March 31, 2010, from $19,904,000, as of March 31, 2009.  In the first quarter of 2010, the renovations at the Denver branch office were placed into service.  These fixed asset additions were primarily responsible for the increase in premises and equipment.  As of March 31, 2010, $71,000 was classified as construction in process.  This amount is related to a property the bank owns and is not the result of a construction commitment.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB).  The Corporation’s $4,916,000 of regulatory stock holdings as of March 31, 2010, consisted of $4,728,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock.  All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization.  The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB.  Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level.  Throughout most of 2008, the Corporation earned a return or dividend on the amount invested.  In December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition.  Based on the financial results of the FHLB for the year ended December 31, 2009, and for the three months ended March 31, 2010, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to resume these activities in the future.  Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Deposits

The Corporation’s total ending deposits increased $56.1 million, or 10.5%, and $21.2 million, or 3.7%, from March 31, 2009, and December 31, 2009, respectively.  Customer deposits are the Corporation’s primary source of funding for loans and investments.  During 2009 and continuing into the first three months of 2010, the economic concerns and poor performance of other types of investments led customers back to banks for safe places to invest money, despite low interest rates.  The mix of deposit categories has remained relatively stable.  The Deposits by Major Classification table, shown below, provides the balances of each category for March 31, 2010, December 31, 2009, and March 31, 2009.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2010	2009	2009
	$	$	$

Non-interest bearing demand deposits	123,653	121,665	108,725
NOW accounts	55,107	51,680	54,684
Money market deposit accounts	51,139	48,404	42,269
Savings deposits	90,104	86,533	77,662
Time deposits	258,967	249,504	241,514
Brokered time deposits	12,164	12,157	10,152
Total deposits	591,134	569,943	535,006

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Fees
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to competitor rates

The Corporation has been a stable presence in the local area and offers convenient locations, low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves.   Management has always priced products and services in a manner that makes them affordable for all customers.  This in turn creates a high degree of customer loyalty and a stable deposit base.  Additionally, as financial institutions have come under increased scrutiny from both regulators and customers, the Corporation has maintained an outstanding reputation.  The Corporation’s deposit base increased as a result of customers seeking a longstanding, reliable institution as a partner to meet their financial needs.  Additionally, a new branch location opened in September 2008, contributing to additional deposit growth.

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates.  Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution.  As of March 31, 2010, time deposit balances, excluding brokered deposits, had increased $17.5 million, or 7.2%, and $9.5 million, or 3.8%, from March 31, 2009, and December 31, 2009, respectively.  Due to an asset liability strategy of lengthening liabilities while interest rates are at historical lows, the Corporation’s recent time deposit strategy has been to offer long-term time deposit rates that exceed the average rates offered by the local competing banks.  This strategy was successful in both increasing and lengthening the Corporation’s liabilities.  The Corporation’s time deposits also increased due to consumers who were concerned with a declining stock market and declining financial conditions of local, regional, and national banks that compete with the Corporation.  Customers have been seeking a safe, consistent investment to an even greater extent than during previous declines in the equity markets.  This condition continues to prevail at the time of the writing of this filing.  Time deposits are a safe investment with FDIC coverage insuring no loss of principal up to certain levels.  Prior to October 3, 2008, FDIC coverage was $100,000 on non-IRA time deposits and $250,000 on IRA time deposits.  Effective October 3, 2008, the FDIC insurance increased to $250,000 for all deposit accounts with the signing of the Emergency Economic Stabilization Act of 2008.  As the equity market continued to decline in 2008 and 2009, customers began placing more and more time deposits in financial institutions; however, they did not want to exceed the FDIC insurance limits.  The increase in FDIC coverage generally enabled time deposit customers to increase their deposit balances held with the Corporation.  Previously, a significant segment of the Corporation’s larger CD customers would limit their deposit by account title to $100,000.  Now customers can deposit up to $250,000 with full FDIC coverage, under each form of eligible account ownership.  Management anticipates that the growth of time deposits will slow as the stock market and other financial institutions begin to strengthen.

Borrowings

Total borrowings were $80.0 million, $82.5 million, and $93.0 million as of March 31, 2010, December 31, 2009, and March 31, 2009, respectively.  The Corporation was purchasing short-term funds of $965,000 as of March 31, 2009, and no short-term funds as of March 31, 2010, or December 31, 2009.  Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.  The short-term funds are purchased through correspondent and member bank relationships as overnight borrowings.

Total long-term borrowings were $80.0 million, $82.5 million, and $92.0 million as of March 31, 2010, December 31, 2009, and March 31, 2009.  The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers.  Both of these types of borrowings are used as a secondary source of funding and to mitigate interest rate risk.  These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits.  Over the course of the past year, the Corporation has minimally changed the FHLB and brokered repurchase borrowing agreements.  Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size.  As of March 31, 2010, the Corporation was within this policy guideline at 6.7% of asset size with $50.0 million of total FHLB borrowings.   The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital.  As of March 31, 2010, the Corporation was within this policy guideline at 111.4% of capital with $80.0 million total borrowings from all sources.  The Corporation has maintained FHLB borrowings and total borrowings within these policy guidelines throughout the first three months of 2010.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $210.5 million.  The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.  The nation’s sub-prime and credit crisis of 2008 has led to negative economic events, which has significantly affected real estate valuations, the residential housing industry, and securities consisting of various forms of mortgage-backed financial instruments.  The FHLB has been impacted by these events and is under operating performance pressures and increased regulatory oversight, and has taken steps to preserve capital.  As a result, FHLB has suspended the dividend paid on stock owned by banks that have outstanding FHLB borrowings, and has discontinued repurchasing excess stock if a bank reduces its borrowings.  Because of these actions by FHLB, management is committed to not placing more reliance on FHLB for additional borrowings.

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels.  The Corporation maintains capital ratios well above those minimum levels and higher than the Corporation’s peer group average.  The risk-weighted capital ratios are calculated by dividing capital by total risk-weighted assets.  Regulatory guidelines determine the risk-weighted assets by assigning assets to one of four risk-weighted categories.  The calculation of tier I capital to risk-weighted average assets does not include an add-back to capital for the amount of the allowance for loan losses, thereby making this ratio lower than the total capital to risk-weighted assets ratio.

The following table reflects the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of March 31, 2010	Capital Ratios	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets
Consolidated	16.0%	8.0%	10.0%
Bank	15.8%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	14.7%	4.0%	6.0%
Bank	14.6%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	9.7%	4.0%	5.0%
Bank	9.6%	4.0%	5.0%

As of March 31, 2009

Total Capital to Risk-Weighted Assets
Consolidated	15.8%	8.0%	10.0%
Bank	15.7%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	14.9%	4.0%	6.0%
Bank	14.7%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.0%	4.0%	5.0%
Bank	9.9%	4.0%	5.0%

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The dividends per share for the first quarter of 2010 were $0.24 per share, a 22.6% decrease from the $0.31 per share in the first quarter of 2009.  Dividends are paid from current earnings and available retained earnings.  Management’s current capital plan calls for management to maintain tier I leverage capital to average assets between 9.5% and 12.0%.  Management also desires a dividend payout ratio between 40% and 50%.  This ratio will vary according to income, but over the long term, management’s goal is to average a payout ratio in this range.  Since the amount of the dividends paid and the payout ratio are heavily dependent on income earned, management decided to reduce the dividend level in the fourth quarter of 2009 to $0.24 per share.  Management determined that a reduction in the quarterly dividend was prudent and appropriate given the current economic conditions.  Reducing the quarterly dividend will bring it more fully in line with lower current earning levels, which are primarily a result of substantially higher FDIC insurance premiums as well as a higher loan loss provision.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles.  This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheets.  An unrealized gain increases capital, while an unrealized loss reduces capital.  This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital.  As of March 31, 2010, the Corporation showed unrealized gains, net of tax, of $1,142,000, compared to unrealized losses of $258,000 as of December 31, 2009, and $2,268,000 as of March 31, 2009.  The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

Contractual Cash Obligations

Management signed a contract in March 2008 with the Corporation’s core processing vendor to conduct a comprehensive business processing improvement (BPI) engagement.  The majority of the engagement occurred over the six-month period beginning in July 2008.  Some benefits were realized in the fourth quarter of 2008 with an acceleration of benefits occurring in 2009 and subsequent years.  The financial goal of the BPI is to obtain $1.4 million to $2.2 million of annual pre-tax benefit through operational cost savings and revenue enhancements.  The strategic goal of the BPI engagement is to be a more efficient organization, with better customer service, at increased levels of profitability.  The fees for the entire BPI engagement were $756,000 plus travel-related expenses, which were billed through April 2009 at a rate of $68,700 per month.  All expenses related to this engagement have been paid.

Workforce realignment was a significant component of the Corporation’s BPI engagement.  In conjunction with the workforce realignment, a voluntary separation package was offered in September 2008 to all employees with twenty or more years of service.  On October 31, 2008, management established a $1,222,000 liability in connection with the voluntary separation package.  The liability covered all future separation obligations that were scheduled to be paid in 2009 and 2010 to 35 employees who accepted the package.  As of March 31, 2010, $117,000 remained to be paid of the initial $1,222,000 liability established.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments.  These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time.  As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2010.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

March 31,
2010
$
Commitments to extend credit:
Revolving home equity	15,896
Construction loans	14,409
Real estate loans	5,501
Business loans	55,989
Consumer loans	2,844
Other	3,610
Standby letters of credit	8,101

Total	106,350

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

As noted in the discussion on deposits, customers have historically provided a reliable and steadily increasing source of funds liquidity.  The Corporation also has in place relationships with other banking institutions for the purpose of buying and selling Federal funds.  The lines of credit with these institutions provide immediate sources of additional liquidity.  The Corporation currently has unsecured lines of credit totaling $25 million.  An additional $2 million would be available upon pledging of sufficient collateral.  This does not include amounts available from member banks such as the Federal Reserve Discount Window, the FHLB, and Atlantic Central Bankers Bank.

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods.  Management monitors six-month, one-year, three-year, and five-year cumulative gaps to determine liquidity risk.  The Corporation was outside of internal gap guidelines for the one-year and three-year gap ratios as of March 31, 2010, with the one-year at 52% versus 60% guideline and the three-year at 72% versus 75% guideline.  Management believes during this period of prolonged historically low rates it is advantageous to reduce the amount of assets subject to repricing at these very low levels.  Management also believes that the Corporation’s large securities portfolio, with the vast majority of these securities carrying unrealized gains, is a readily accessible source of liquidity in the event any repositioning of assets is needed.  While the ALCO believes it is advantageous to operate with lower gap ratios in the present environment, it is expected that these ratios will be back within guidelines by December 31, 2010.

In addition to the cumulative maturity gap analysis discussed above, management utilizes a number of liquidity measurements that management believes has advantages over and gives better clarity to the Corporation’s  present and projected liquidity that the static gap analysis offers.

The Corporation analyzes the following liquidity measurements in an effort to monitor and mitigate liquidity risk:

•	Core Deposit Ratio – Core deposits as a percentage of assets
•	Funding Concentration Analysis – Alternative funding sources outside of core deposits as percentage of assets

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

•	Short-term Funds Availability – Readily available short-term funds as a percentage of assets
•	Securities Portfolio Liquidity – Cash flows maturing in one year or less as a percentage of assets and the securities portfolio
•	Borrowing Limits – Internal borrowing limits in terms of both FHLB and total borrowings
•	Three, Six, and Twelve-month Projected Sources and Uses of Funds

These measurements are designed to prevent undue reliance on outside sources of funding and ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources.  As of March 31, 2010, the Corporation was within guidelines for nearly all of the above measurements.  The only measurement that fell outside of the established guidelines was the securities portfolio liquidity.  As of December 31, 2009, management felt it would be advantageous to change the guideline for securities portfolio liquidity to 5.0-10.0% of assets up from the previous guideline of 2.5-7.5% of assets.  This change was instituted to afford for greater liquidity within the securities portfolio.  However, the new target will take some time to reach and, as of March 31, 2010, securities portfolio liquidity was 3.6% of assets.  While well within the former guideline, this ratio does fall outside of the newly established target.  Management anticipates that this ratio will be within the newly established guidelines by December 31, 2010.  All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges.   Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation that would be experienced over one year, assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk.  The analysis of changes in net interest income due to changes in interest rates is commonly referred to as interest rate sensitivity. The Corporation has historically been liability sensitive; meaning that as interest rates go up, the Corporation would likely achieve lower levels of net interest income due to sharper increases in the cost of funds than increases in asset yield.  Conversely, if rates go down, there would be sharper reductions in the cost of funds than decreases to asset yield, causing an increase to net interest income.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The analysis projects the net interest income expected in the seven rate scenarios over a one-year time horizon.  As of March 31, 2010, the Corporation was within guidelines for the maximum amount of net interest income declines given all seven rate scenarios.  The Corporation’s projected net interest income fluctuations given the seven different rate scenarios did not change materially from December 31, 2009, which showed very minimal exposure to higher interest rates for rates up 100 and 200 basis points with slight increases for rates up 300 basis points.

As of March 31, 2010, the Federal funds target rate was between 0.00% and 0.25%, so it is likely the Federal Reserve will not lower rates any further.  This means the Corporation’s primary concern in this current rate environment is with higher interest rate scenarios; therefore, they are reviewed with more scrutiny.  For the rates up 100 basis point scenario, net interest income decreases slightly compared to the rates unchanged scenario, while in the rates up scenarios of 200 and 300 basis points, the net interest income increases slightly compared to the rates unchanged scenario.  The slightly positive impact of higher rates in the up 200 and 300 scenarios is because the impact of assets repricing to higher rates offsets the normal liability sensitivity of the Corporation, where a larger amount of liabilities reprice than assets.  In the rates up scenarios, most of the Corporation’s variable rate loans reprice higher by the full amount of the Federal Reserve’s action; whereas management is generally able to limit the amount of liabilities repricing to a fraction of the rate increase.  Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly over the next twelve months.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk.  The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates.  The calculation of net portfolio value discounts future cash flows to the present value based on current market rates.  The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned under “Changes in Net Interest Income” above.  As of March 31, 2010, the Corporation was well within guidelines for all scenarios, although the analysis indicated moderate exposure in the rates up scenarios compared to minimum exposure as of December 31, 2009.  This indicates that, as rates rise, the Corporation loses net portfolio value, with the value of assets declining at a faster rate than the decrease in the value of deposits.  Management did change settings on the Corporation’s core deposits to more conservative assumptions affecting the present value of these deposits, resulting in more fair value exposure.

The weakness with the net portfolio analysis is that it assumes liquidation of the Corporation rather than as a going concern.  For that reason, it is considered a secondary measurement of interest rate risk to “Changes in Net Interest Income” discussed above.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2010, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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
March 31, 2010

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry.  Management has not identified any new risk factors since the December 31, 2009 Form 10-K filing.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds – Nothing to Report

Item 3.  Defaults Upon Senior Securities – Nothing to Report

Item 4.  (Removed and Reserved)

Item 5.  Other Information – Nothing to Report

Index

ENB FINANCIAL CORP

Item 6.  Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Incorporation of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	2001 Employee Stock Purchase Plan	****

11	Statement re: computation of per share earnings	4
	(Included on page 4 herein)

31.1	Section 302 Chief Executive Officer Certification	49

31.2	Section 302 Principal Financial Officer Certification	50

32.1	Section 1350 Chief Executive Officer Certification	51

32.2	Section 1350 Principal Financial Officer Certification	52

*	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.

**	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.

***	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2008.

****	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.

Index

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: May 13, 2010	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
President & CEO

Dated: May 13, 2010	By:	/s/ Scott E. Lied
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