Form 10-Q
period 2010-06-30
ENB Financial Corp
filed 2010-08-13
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2010
OR

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
Yes  ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 10, 2010, the registrant had 2,848,852 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP
INDEX TO FORM 10-Q
June 30, 2010

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENB Financial Corp
Consolidated Balance Sheets (Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)	June 30,	December 31,	June 30,
	2010	2009	2009
	$	$	$
ASSETS
Cash and due from banks	20,335	12,396	13,541
Intererest-bearing deposits in other banks	18	51	118
Federal funds sold	3,000	4,300	-
Total cash and cash equivalents	23,353	16,747	13,659

Securities available for sale (at fair value)	256,079	236,335	240,581

Loans held for sale	111	179	945

Loans (net of unearned income)	426,713	427,852	420,644

Less: Allowance for loan losses	6,413	5,912	4,447

Net loans	420,300	421,940	416,197

Premises and equipment	20,844	20,858	19,842

Regulatory stock	4,916	4,916	4,916

Bank owned life insurance	15,567	15,248	14,859

Other assets	10,675	9,729	8,147

Total assets	751,845	725,952	719,146

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	124,260	121,665	112,295
Interest-bearing	468,242	448,278	445,187

Total deposits	592,502	569,943	557,482

Short-term borrowings	-	-	1,880
Long-term debt	80,000	82,500	87,000
Other liabilities	4,975	3,933	5,113

Total liabilities	677,477	656,376	651,475

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,848,270
(Issued 2,869,557 and Outstanding 2,839,000 as of 12/31/09)
(Issued 2,869,557 and Outstanding 2,833,880 as of 06/30/09)	574	574	574
Capital surplus	4,364	4,415	4,442
Retained earnings	67,368	65,613	65,213
Accumulated other comprehensive income (loss), net of tax	2,597	(258)	(1,648)
Less: Treasury stock at cost 21,287 shares (30,557 shares as
of 12/31/09, and 35,677 shares as of 06/30/09)	(535)	(768)	(910)

Total stockholders' equity	74,368	69,576	67,671

Total liabilities and stockholders' equity	751,845	725,952	719,146

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Income (Unaudited)
Periods Ended June 30, 2010 and 2009

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)	Three Months		Six Months
	2010	2009	2010	2009
	$	$	$	$
Interest and dividend income:

Interest and fees on loans	5,657	5,657	11,245	11,316
Interest on securities available for sale
Taxable	1,910	2,197	3,841	4,288
Tax-exempt	739	520	1,341	1,136
Interest on Federal funds sold	2	2	4	2
Dividend income	32	35	63	75

Total interest and dividend income	8,340	8,411	16,494	16,817

Interest expense:
Interest on deposits	1,885	2,386	3,812	4,690
Interest on short-term borrowings	-	2	1	9
Interest on long-term debt	830	968	1,713	1,931

Total interest expense	2,715	3,356	5,526	6,630

Net interest income	5,625	5,055	10,968	10,187

Provision for loan losses	450	226	900	376

Net interest income after provision for loan losses	5,175	4,829	10,068	9,811

Other income:
Trust and investment services income	277	327	564	544
Service fees	578	660	1,122	1,285
Commissions	408	362	761	683
Gains on securities transactions, net	350	88	558	156
Impairment losses on securities:
Impairment losses on investment securities	(666)	-	(715)	-
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	611	-	611	-
Net impairment losses on investment securities	(55)	-	(104)	-
Gains on sale of mortgages	48	80	63	147
Earnings on bank owned life insurance	142	159	289	316
Other	51	74	227	191

Total other income	1,799	1,750	3,480	3,322

Operating expenses:
Salaries and employee benefits	2,728	2,708	5,420	5,572
Occupancy	408	354	815	704
Equipment	208	210	416	417
Advertising & marketing	122	101	234	204
Computer software & data processing	396	400	759	770
Bank shares tax	191	183	382	364
Professional services	414	452	784	943
FDIC Insurance	172	299	340	716
Other	452	424	794	876

Total operating expenses	5,091	5,131	9,944	10,566

Income before income taxes	1,883	1,448	3,604	2,567

Provision for federal income taxes	233	188	486	226

Net income	1,650	1,260	3,118	2,341

Earnings per share of common stock	0.58	0.45	1.10	0.83

Cash dividends paid per share	0.24	0.31	0.48	0.62

Weighted average shares outstanding	2,843,176	2,834,073	2,841,311	2,835,506

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
Periods Ended June 30, 2010 and 2009

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)	Three Months		Six Months
	2010	2009	2010	2009
	$	$	$	$

Net income	1,650	1,260	3,118	2,341

Other comprehensive income (loss) arising during the period	1,910	851	3,872	(1,194)

Reclassification adjustment for gains realized in income	(350)	(88)	(558)	(156)

Reclassification adjustment for other-than-temporary impairment
losses realized in income	55	-	104	-

Other comprehensive income (loss) before tax	2,205	939	4,326	(1,038)

Income taxes (benefit) related to comprehensive income (loss)	750	319	1,471	(353)

Other comprehensive income (loss)	1,455	620	2,855	(685)

Comprehensive income	3,105	1,880	5,973	1,656

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Cash Flows (Unaudited)

(DOLLARS IN THOUSANDS)	Six Months Ended June 30,
	2010	2009
	$	$

Net income	3,118	2,341
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities and loan fees	590	334
Increase in interest receivable	(171)	(274)
Increase/(decrease) in interest payable	(91)	7
Provision for loan losses	900	376
Gains on securities transactions	(558)	(156)
Impairment losses on securities	104	-
Gains on sale of mortgages	(63)	(147)
Loans originated for sale	(483)	(2,556)
Proceeds from sales of loans	614	2,003
Earnings on bank-owned life insurance	(289)	(316)
Losses on other real estate owned	34	-
Depreciation of premises and equipment and amortization of software	680	626
Deferred income tax	(282)	(205)
Decrease in prepaid federal deposit insurance	305	-
Other assets and other liabilities, net	(647)	(416)
Net cash provided by operating activities	3,761	1,617

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	27,126	29,105
Proceeds from sales	24,689	10,166
Purchases	(67,401)	(66,666)
Purchase of bank-owned life insurance	(30)	(31)
Net (increase)/decrease in loans	343	(8,805)
Purchases of premises and equipment	(530)	(448)
Purchase of computer software	(230)	(91)
Net cash used in investing activities	(16,033)	(36,770)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	16,326	12,260
Net increase in time deposits	6,233	34,110
Net decrease in short-term borrowings	-	(9,920)
Proceeds from long-term debt	7,500	7,500
Repayments of long-term debt	(10,000)	(12,500)
Dividends paid	(1,363)	(1,757)
Treasury stock sold	182	184
Treasury stock purchased	-	(457)
Net cash provided by financing activities	18,878	29,420
Increase/(decrease) in cash and cash equivalents	6,606	(5,733)
Cash and cash equivalents at beginning of period	16,747	19,392
Cash and cash equivalents at end of period	23,353	13,659

Supplemental disclosures of cash flow information:
Interest paid	5,618	6,622
Income taxes paid	940	210

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned held for sale from loans	429	-

See Notes to the Unaudited Consolidated Interim Financial Statements

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

ENB Financial Corp (“the Corporation”) is the bank holding company for Ephrata National Bank (the “Bank”), which is a wholly-owned subsidiary of ENB Financial Corp.  This Form 10-Q, for the second quarter of 2010, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Securities Available for Sale

The amortized cost and fair value of securities held at June 30, 2010, and December 31, 2009, are as follows:
		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$

June 30, 2010
U.S. treasuries & government agencies	52,051	1,683	-	53,734
Mortgage-backed securities	31,952	1,365	-	33,317
Collateralized mortgage obligations	72,294	1,285	(1)	73,578
Private collateralized mortgage obligations	14,171	78	(1,677)	12,572
Corporate bonds	11,238	326	(29)	11,535
Obligations of states and political subdivisions	67,438	1,331	(362)	68,407
Total debt securities	249,144	6,068	(2,069)	253,143
Marketable equity securities	3,000	-	(64)	2,936
Total securities available for sale	252,144	6,068	(2,133)	256,079

December 31, 2009
U.S. treasuries & government agencies	47,018	740	(187)	47,571
Mortgage-backed securities	41,392	1,073	(75)	42,390
Collateralized mortgage obligations	53,284	947	(249)	53,982
Private collateralized mortgage obligations	16,568	21	(3,841)	12,748
Corporate bonds	12,933	436	-	13,369
Obligations of states and political subdivisions	62,531	1,310	(472)	63,369
Total debt securities	233,726	4,527	(4,824)	233,429
Marketable equity securities	3,000	-	(94)	2,906
Total securities available for sale	236,726	4,527	(4,918)	236,335

The amortized cost and fair value of debt securities available for sale at June 30, 2010, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

Index
ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	25,508	26,112
Due after one year through five years	93,746	96,176
Due after five years through ten years	65,763	67,549
Due after ten years	64,127	63,306
Total debt securities	249,144	253,143

Securities available for sale with a par value of $72,546,000 and $64,568,000 at June 30, 2010, and December 31, 2009, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law.  The fair value of these pledged securities was $77,047,000 at June 30, 2010, and $67,383,000 at December 31, 2009.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below.  Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2010	2009
	$	$

Proceeds from sales	24,689	10,166
Gross realized gains	591	216
Gross realized losses	33	60

SUMMARY OF GAINS AND LOSSES ON SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2010	2009
	$	$

Gross realized gains	591	216

Gross realized losses	33	60
Impairment on securities	104	-

Total gross realized losses	137	60

Net gains on securities	454	156

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

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis.  As of June 30, 2010, three private collateralized mortgage obligations (PCMO) were considered to be other- than-temporarily impaired, and the cash flow analysis on two of these securities indicated a need to take impairment charges.  These securities were written down by a cumulative total of $444,000 as of June 30, 2010.  The other

Index
ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

security was showing projected losses within the total amount of remaining accretion, resulting in no impairment charges to this point.  As of December 31, 2009, three PCMOs were considered to be other than temporarily impaired as well.  These securities were written down by a cumulative total of $369,000 as of December 31, 2009.  One of the impaired securities as of December 31, 2009, was sold in the second quarter of 2010 for a minimal loss of $8,000.  Information pertaining to securities with gross unrealized losses at June 30, 2010, and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of June 30, 2010
U.S. treasuries & government agencies	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-	-
Collateralized mortgage obligations	2,975	(1)	-	-	2,975	(1)
Private collateralized mortgage obligations	-	-	11,103	(1,677)	11,103	(1,677)
Corporate bonds	2,098	(29)	-	-	2,098	(29)
Obligations of states and
political subdivisions	7,358	(113)	7,405	(249)	14,763	(362)
					-	-
Total debt securities	12,431	(143)	18,508	(1,926)	30,939	(2,069)
					-	-
Marketable equity securities	-	-	2,936	(64)	2,936	(64)
					-	-
Total temporarily impaired securities	12,431	(143)	21,444	(1,990)	33,875	(2,133)

As of December 31, 2009
U.S. treasuries & government agencies	14,315	(187)	-	-	14,315	(187)
Mortgage-backed securities	9,380	(75)	-	-	9,380	(75)
Collateralized mortgage obligations	9,737	(249)	-	-	9,737	(249)
Private collateralized mortgage obligations	-	-	11,262	(3,841)	11,262	(3,841)
Obligations of states and
political subdivisions	6,407	(64)	9,451	(408)	15,858	(472)
					-	-
Total debt securities	39,839	(575)	20,713	(4,249)	60,552	(4,824)
					-	-
Marketable equity securities	-	-	2,906	(94)	2,906	(94)
					-	-
Total temporarily impaired securities	39,839	(575)	23,619	(4,343)	63,458	(4,918)

In the debt security portfolio, there are 40 positions that are considered temporarily impaired at June 30, 2010.  Of those 40 positions, three PCMOs were the only instruments considered other than temporarily impaired at June 30, 2010.

The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. The Corporation adopted a provision of U.S. generally accepted accounting principles which provides for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) which is recognized in earnings, and (b), the amount of total OTTI related to all other factors, which is recognized, net of taxes, as a component of accumulated other comprehensive income. The adoption of this provision has only been applicable to three of the Corporation’s PCMOs since these instruments were the only instruments management has deemed to be other-than-temporarily impaired.

The Corporation recorded $55,000 of impairment in the second quarter of 2010, and $104,000 of impairment for the year-to-date period on two of the three PCMOs that were previously recognized as other-than-temporarily impaired

Index
ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

in 2009.  The third PCMO that was impaired as of December 31, 2009, was sold at a minimal loss during the second quarter of 2010.  No impairment was recorded during the first six months of 2009.  The impairment on the PCMOs is a result of a deterioration of expected cash flows on these securities due to higher foreclosure and severity rates indicating expected principal losses in excess of the remaining credit protection on these instruments.  Management tested the bonds and determined that it is likely all of the PCMOs will continue to pay an average of 8 constant prepayment rate (CPR) or higher.  An 8 CPR speed means that eight percent of the principal would be expected to prepay in one year’s time.  The average CPR speed for these two PCMOs for the second quarter of 2010 was 15 CPR; however, these speeds are expected to slow going forward.  Based on the historical, current, and expected prepayment speeds, management determined that it was appropriate to take additional impairment on one PCMO in the first quarter of 2010, and additional impairment on another PCMO in the second quarter of 2010, based on expected principal losses with these securities paying at an 8 CPR going forward.

The following table summarizes the cumulative roll-forward of credit losses on the Corporation’s other-than-temporarily impaired PCMOs recorded in earnings, for which a portion was also recognized as a component of other comprehensive income for the quarter ending June 30, 2010:

(DOLLARS IN THOUSANDS)

2010
$

Balance as of January 1, 2010	369

Additional credit losses on debt securities for which other-
than-temporary impairment was previously recognized	104

Balance as of June 30, 2010	473

The following table reflects the book value, market value, and unrealized loss as of June 30, 2010, on the two PCMO securities held which had impairment taken in 2010.  The values shown are after the Corporation recorded year-to-date impairment charges of $104,000 through June 30, 2010.  The $104,000 is deemed to be a credit loss and is the amount that management expects the principal loss will be by the time these three securities mature.  The remaining $611,000 of unrealized losses is deemed to be a market value loss that is considered temporary.  Prior to the impairment charge, these two securities had unrealized losses of $715,000.

SECURITY IMPAIRMENT CHARGES
(DOLLARS IN THOUSANDS)
				Year-to-Date
	As of June 30, 2010			2010
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	4,341	3,730	(611)	(104)

Recent market conditions throughout the financial sector have made the evaluation regarding the possible impairment of PCMOs difficult to fully determine given the volatility of their pricing, based not only on interest rate changes, but collateral uncertainty as well.  The Corporation’s MBS and CMO holdings are backed by the U.S. government, and therefore, experience significantly less volatility and uncertainty than the PCMO securities.  The Corporation’s PCMO holdings make up a minority of the total MBS, CMO, and PCMO securities held.  As of June 30, 2010, on an amortized cost basis, PCMOs accounted for approximately 12.0% of the Corporation’s total MBS, CMO, and PCMO holdings, compared to 14.8% as of December 31, 2009.  As of June 30, 2010, six PCMOs were held with two of the six rated AAA by either Moody’s or S&P.  The remaining four securities were rated below investment grade.  Impairment charges, as detailed above, were taken on two of these securities during 2010.  Management conducts impairment analysis on a quarterly basis and currently has no plans to sell these securities as cash flow analysis performed under severe stress testing does not indicate a need to take impairment on the remaining bonds. Management has concluded that, as of June 30, 2010, the unrealized losses outlined in the above table represent temporary declines.  The Corporation does not intend to sell, and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of June 30, 2010, December 31, 2009, and June 30, 2009, by level within the fair value hierarchy.  As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

(DOLLARS IN THOUSANDS)
	June 30, 2010

	Level I	Level II	Level III	Total

U.S. treasuries & government agencies	$-	$53,734	$-	$53,734
Mortgage-backed securities	-	33,317	-	33,317
Collateralized mortgage obligations	-	73,578	-	73,578
Private collateralized mortgage obligations	-	12,572	-	12,572
Corporate debt securities	-	11,535	-	11,535
Obligations of states and political subdivisions	-	68,407	-	68,407
Equity securities	2,936	-	-	2,936

Total securities	$2,936	$253,143	$-	$256,079

On June 30, 2010, the Corporation held no securities valued using level III inputs.  All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis.  The Corporation’s CRA fund investments are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market.  As of June 30, 2010, the CRA fund investments had a $3,000,000 book value with a fair market value of $2,936,000.

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

Fair Value Measurements:

(DOLLARS IN THOUSANDS)
	June 30, 2009

	Level I	Level II	Level III	Total

U.S. treasuries & government agencies	$-	$54,122	$-	$54,122
Mortgage-backed securities	-	51,698	-	51,698
Collateralized mortgage obligations	-	47,691	-	47,691
Private collateralized mortgage obligations	-	11,546	2,873	14,419
Corporate debt securities	-	16,135	-	16,135
Obligations of states and political subdivisions	-	53,629	-	53,629
Equity securities	2,887	-	-	2,887

Total securities	$2,887	$234,821	$2,873	$240,581

On June 30, 2009, the Corporation held one private label bond that was valued using level III inputs due to the limited reliable observable inputs for this security.  The security had a book value of $3,527,000 with a fair market value of $2,873,000 using level III inputs.  As of June 30, 2009, the Corporation’s CRA fund investments had a book value of $3,000,000 and a fair market value of $2,887,000 utilizing level I pricing.

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.  In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.  There were no level III securities as of June 30, 2010, or December 31, 2009.

The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of June 30, 2010, December 31, 2009, and June 30, 2009, by level within the fair value hierarchy:

Index
ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

(DOLLARS IN THOUSANDS)

	June 30, 2010
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$6,361	$6,361
OREO	914	-	-	914
Total	$914	$-	$6,361	$7,275

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$6,804	$6,804
OREO	520	-	-	520
Total	$520	$-	$6,804	$7,324

	June 30, 2009
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$2,833	$2,833
OREO	520	-	-	520
Total	$520	$-	$2,833	$3,353

The Corporation had a total of $6,939,000 of impaired loans as of June 30, 2010, with $578,000 of specifically allocated allowance against these loans.  The Corporation had a total of $7,615,000 of impaired loans as of December 31, 2009, with $811,000 of specifically allocated allowance against these loans. The Corporation had a total of $3,129,000 of impaired loans as of June 30, 2009, with $296,000 of specifically allocated allowance against these loans.  Impaired loans are valued based on a discounted present value of expected future cash flow.

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management.  The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell.  The Corporation’s OREO balance consists of one manufacturing property that has been classified as OREO since December 2006 and a residential real estate property that was placed in OREO in the first quarter of 2010.  The manufacturing property has been under an agreement of sale.   Settlement on the sale has been deferred, pending the completion of a due-diligence period whereby, for the sale to occur, the property would need to meet all contingencies of the agreement.  The sales agreement has been extended until December 31, 2010, with the same sales price.   The residential property was placed under an agreement of sale in the second quarter of 2010 with settlement to occur in July of 2010.

Subsequent to June 30, 2010, but prior to the filing of this report, settlement of the residential property did occur on July 27, 2010.  In final negotiations, the property had to be written down an additional $24,000.  After the July 27, 2010, settlement of this residential property, the Corporation’s OREO balance returned to $520,000.

Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Index
ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

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

The carrying amounts and estimated fair values of the Corporation's financial instruments at June 30, 2010, and December 31, 2009, are as follows:

Index
ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

FAIR VALUE OF FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

	June 30,		December 31,		June 30,
	2010		2009		2009
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	$	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	23,353	23,353	16,747	16,747	13,659	13,659
Securities available for sale	256,079	256,079	236,335	236,335	240,581	240,581
Loans held for sale	111	111	179	179	945	945
Loans, net of allowance	420,300	425,492	421,940	419,961	416,197	412,596
Accrued interest receivable	3,300	3,300	3,129	3,129	3,068	3,068
Bank owned life insurance	15,567	15,567	15,248	15,248	14,859	14,859
Mortgage servicing asset	39	39	46	46	49	49

Financial Liabilities:
Demand deposits	124,260	124,260	121,665	121,665	112,295	112,295
Interest demand deposits	58,153	58,153	51,680	51,680	54,997	54,997
Savings deposits	92,180	92,180	86,534	86,534	82,703	82,703
Money market deposit accounts	50,014	50,014	48,404	48,404	42,428	42,428
Time deposits	267,895	272,679	261,660	265,284	265,059	269,554
Total deposits	592,502	597,286	569,943	573,567	557,482	561,977

Short-term borrowings	-	-	-	-	1,880	1,880
Long-term borrowings	80,000	85,318	82,500	87,490	87,000	91,846
Total borrowings	80,000	85,318	82,500	87,490	88,880	93,726

Accrued interest payable	1,401	1,401	1,493	1,493	1,710	1,710

5.   Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements.  These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit.  As of June 30, 2010, firm loan commitments were $6.2 million, unused lines of credit were $95.7 million, and open letters of credit were $7.7 million.  The total of these commitments was $109.6 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments.  The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

On November 5, 2008, the Corporation filed a Form 8-K announcing a one-time charge of $1,222,000 in connection with workforce realignment.  The workforce realignment is one element of a larger business process improvement engagement that the Corporation entered into with the consulting division of the Bank’s core processor in early 2008.  The $1,222,000 charge was for salary and employee benefit costs for 35 employees that accepted a voluntary early separation package.  As of June 30, 2010, $65,000 of contractual obligations remained to be paid to these employees.

6.           Recently Issued Accounting Standards

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets.  ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its

Index
ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

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

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate, is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this guidance did not have a material impact on the Corporation’s financial position or results of operation.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level III fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance is not expected to have a significant impact on the Corporation’s financial statements.

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.  ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets.  Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said.  The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010, or later and is not expected to have a significant impact on the Corporation’s financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Corporation is currently evaluating the impact the   adoption of this guidance will have on the its financial position or results of operations.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document.  These factors include, but are not limited to, the following:

•	Economic conditions
•	Impact of new laws and regulations, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act
•	Monetary and interest rate policies of the Federal Reserve Board
•	Volatility of the securities markets
•	Effects of deteriorating market conditions, specifically the effect on loan customers to repay loans
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Changes in deposit flows, loan demand, or real estate and investment securities values
•	Changes in accounting principles, policies, or guidelines
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Readers should be aware if any of the above factors change significantly, the statements regarding future performance could also change materially.  The safe harbor provision provides that ENB Financial Corp is not required to publicly update or revise forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should review any changes in risk factors in documents filed by ENB Financial Corp periodically with the Securities and Exchange Commission, including Item 1A of this Quarterly Report on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K.

Results of Operations

Overview

The Corporation recorded net income of $1,650,000 and $3,118,000 for the three and six-month periods ended June 30, 2010, a 31.0% and 33.2% increase over the $1,260,000 and $2,341,000 earned during the same periods in 2009.  Earnings per share, basic and diluted, were $0.58 and $1.10 for the three and six months ended June 30, 2010, compared to $0.45 and $0.83 for the same periods in 2009.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

The Corporation’s net interest income for the three and six months ended June 30, 2010, showed significant improvement over the same periods in 2009.  Net interest income amounted to $5,625,000 for the second quarter of 2010, compared to $5,055,000 for the same quarter in 2009, an 11.3% increase.  Year-to-date net interest income was $10,968,000 as of June 30, 2010, a 7.7% increase over the $10,187,000 earned in the first six months of 2009.  The Corporation’s net interest margin was 3.56% for the second quarter of 2010, compared to 3.26% for the second quarter of 2009.  The Corporation’s year-to-date net interest margin was 3.48% through June 30, 2010, as compared to 3.37% for the same period in 2009.

Another significant item impacting the Corporation’s quarterly earnings was an increase in the provision for loan loss expense.  The Corporation recorded a provision for loan loss expense of $450,000 for the three months ended June 30, 2010, and $900,000 for the six months ended June 30, 2010, a $224,000 and $524,000 increase over the $226,000 and $376,000 recorded for the respective periods in 2009.  The higher provision was a result of an increase in the level of delinquencies and classified loans.  Because of the higher provision, the allowance as a percentage of loans increased from 1.06% as of June 30, 2009, to 1.50% as of June 30, 2010.

Other income, excluding the gain or loss on the sale of securities and impairment losses on securities, decreased 9.5%, or $158,000, for the second quarter of 2010, compared to 2009.  For the first six months of 2010, other income, excluding the gain or loss on the sale of securities and impairment losses on securities, decreased 4.4%, or $140,000, compared to the same period in 2009.  Meanwhile, operational costs for the three months ended June 30, 2010, compared to the same period in 2009, decreased at a pace of 0.8%, or $40,000, including the decrease in FDIC insurance expenses.  For the first six months of 2010, total operational costs, including FDIC insurance expenses, decreased by 5.9%, or $622,000, from the same period in 2009.  Excluding the decrease in FDIC insurance expense, total operating expenses would have increased 1.8% for the quarter-to-date period and decreased 2.5% for the year-to-date period.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE).  ROA measures how efficiently a bank generates income based on the amount of assets or size of a company.  ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.  The latter measurement typically receives more attention from shareholders.  The ROA and ROE for the three and six months ended June 30, 2010, increased compared to the same periods in 2009 due to the increase in the Corporation’s income.

Key Ratios	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Return on Average Assets	0.88%	0.71%	0.85%	0.67%
Return on Average Equity	9.14%	7.50%	8.84%	6.96%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

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

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis.  For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis.  The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income.  The amount of FTE adjustment totaled $509,000 for the three months ended June 30, 2010, and $946,000 for the six months ended June 30, 2010, compared to $372,000 and $804,000 for the same periods in 2009.

The amount of the tax adjustment varies depending on the amount of income earned on tax-free assets.  The Corporation had been in an alternative minimum tax (AMT) position for years 2006 through 2009.  As a result, tax–free loans and securities do not offer the full tax advantage they do when the Corporation is not subject to AMT.  During 2008 and into the first quarter of 2009, management was actively reducing the tax-free municipal bond portfolio in an effort to reduce the Corporation’s AMT position, which acted to reduce the tax-equivalent adjustments.  However, because of legislation that followed the credit crisis in the fall of 2008, beginning in 2009, financial institutions were permitted to purchase 2009 and 2010 newly issued tax-free municipal bonds, which are AMT-exempt for the life of the bond.  As a result, management resumed normal purchasing of municipal bonds, but only purchased AMT-exempt municipal bonds.  This action began to increase the size of the tax-free municipal bond portfolio, which resulted in a slightly higher tax-equivalent adjustment in 2010.  The tax-equivalent adjustment is expected to grow slowly throughout 2010 as more AMT-exempt municipal bond securities are added.

Net Interest Income
(DOLLARS IN THOUSANDS)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
	$		$		$		$
Total interest income		8,340		8,411		16,494		16,817
Total interest expense		2,715		3,356		5,526		6,630

Net interest income		5,625		5,055		10,968		10,187
Tax equivalent adjustment		509		372		946		804

Net interest income (fully taxable equivalent)		6,134		5,427		11,914		10,991

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

The Federal funds rate, which is the overnight rate financial institutions charge other financial institutions to borrow or invest overnight funds, declined from 5.25% in August 2007 to 0.25% by December 2008.  On December 16, 2008, the Federal Reserve Bank cut the Federal funds rate from 1.00% to a target rate of 0.00% to 0.25%.  The Federal funds rate has effectively remained at 0.25% through June 30, 2010, and is the rate at the time of this filing.  The decrease in the Federal funds rate has reduced the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense.  The Prime rate declined in tandem with the Federal funds rate over the same period mentioned above.  The above rate reductions have generally had offsetting positive and negative impacts respectively to the Corporation’s NII.

The decrease in the Prime rate, and a prolonged period with a Prime rate of 3.25%, has reduced the yield on the Corporation’s Prime-based loans, having a direct negative impact on the interest income for the Corporation.  The Corporation’s fixed rate loans do not reprice as rates change; however, with the steep decline in interest rates, more customers have moved into Prime-based loans or have refinanced into lower fixed rate loans.  Management has instituted floors on certain loan instruments and revised pricing standards to counter balance the reduction of loan yield during this historically low-rate period.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

Even though the Federal funds rate remains at an historical low of 0.25%, the Treasury yield curve has remained relatively sharp allowing banks the ability to invest or lend at longer terms with higher yields.  However, mid-term and long-term rates have come down significantly in the second quarter of 2010.  As of March 31, 2010, the two-year Treasury was approximately 1.00%, and as of June 30, 2010, it had declined to 0.60%.  Similarly, the five-year and ten-year Treasury rates were 2.55% and 3.84%, respectively as of March 31, 2010, and had declined to 1.79% and 2.97% as of June 30, 2010.  These decreases of 76 basis points in the five-year Treasury and 87 basis points in the ten-year Treasury are not only large absolute declines, but, on a percentage basis, represent nearly a 30% and 20% drop in rates in just one quarter.  Since deposits and borrowings generally price off short-term rates, the extremely low cost of short funds permitted management to continue to reduce the overall cost of funds during the first half of 2010.  Management continued to reprice time deposits and borrowings to lower levels.  Rates on interest bearing core deposit accounts were also reduced during the first six months of 2010, with additional reductions after June 30, 2010, but prior to the filing of this report.  Meanwhile, management continued to invest in securities and originate loans at longer terms, where the U.S. Treasury curve and market rates are higher, but down from levels experienced in the first quarter of 2010.

Management anticipates that interest rates will remain at these historically low rates for the remainder of 2010 because of the current economic and credit situation.  This will likely result in the U.S. Treasury curve retaining a significant positive slope for most of 2010, based on the economic data currently available.  This allows management to continue to price the vast majority of liabilities off lower short-term rates, while pricing loans and investing in longer securities, which are based off the five-year and ten-year Treasury rates that are significantly higher.  The Corporation’s margin has generally improved since the second quarter of 2009, but the margin grew faster in the second half of 2009 and then declined in the first quarter of 2010 before increasing again.  The Corporation’s margin was 3.56% for the second quarter of 2010, a 30 basis-point improvement over the 3.26% for the second quarter of 2009.  The Corporation’s margin declined in the first quarter of 2010 due to increased security amortization and increased levels of non-accrual loans resulting in lower interest income.  Improvement was made on the margin in the second quarter of 2010, as the cost of funds continued to decline, and there were fewer non-recurring items.

For the second quarter of 2010, the Corporation’s NII on an FTE basis increased by $707,000, or 13.0%, compared to the same period in 2009.  For the first six months of 2010, the Corporation’s NII on an FTE basis increased by $923,000, or 8.4%, compared to the same period in 2009.  As shown on the tables that follow, interest income, on an FTE basis for the quarter ending June 30, 2010, increased by $66,000, or 0.8%, and interest expense decreased by $641,000, or 19.1%, compared to the same period in 2009.  For the first six months of 2010, interest income and interest expense on an FTE basis decreased by $181,000, or 1.0%, and $1,104,000, or 16.7%, compared to the first six months of 2009.

Earnings and yields on loans were lower for the three and six-month periods ended June 30, 2010, compared to the same periods in 2009.  Earnings and yields continue to be negatively impacted by the very low Prime rate of 3.25% and the increased volume in Prime-based loans.  Even with a Prime floor of 4.00% in place for new volumes of Prime-based loans, this rate is significantly below typical fixed rate business and commercial loans, which generally range between 5.50% and 7.50%.  Most of the Corporation’s loan growth has occurred in Prime-based loans, which will aid the Corporation when interest rates rise.  Currently, the increased levels of Prime-based loans continue to cause the Corporation’s average loan yield to decrease.  There are times when sufficient growth in the loan portfolio can make up for decreases in yield while still allowing for higher overall interest income on loans.  However, with the Prime rate at extremely low levels, even with Prime-plus loans being originated, the net impact is a reduction of loan yield.  This occurs as more variable rate loan growth is occurring than fixed rate loan growth.  Additionally, many consumers and businesses are taking the opportunity presented by the historically low Prime rate to borrow additional amounts on existing lines of credit not fully utilized.  Nearly all of the Prime-plus rates on the Corporation’s business and commercial lines of credit are below the business and commercial fixed rates.  This type of growth substantially reduces the amount of income generated on loans.  Management instituted floors on certain types of consumer home equity lines of credit at the end of 2008, and instituted limited floors on business and commercial Prime-based loans in 2009.  However, effective January 1, 2010, all new Prime-based lines of credit were floored at 4.00%.  Additionally in 2010, as lines of credit are renewed, a Prime-plus tiered rating system will factor in downgrades in credit rating, resulting in an immediate impact on the rate.  These actions are designed to preserve loan yield and more effectively assign higher Prime-based loan rates to weaker credits to be adequately compensated for the higher degree of credit risk.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

Earnings and yields on the Corporation’s securities have also been negatively impacted by the historically low interest rates.  The Corporation’s securities portfolio consists of nearly all fixed income instruments.  The U.S. Treasury rates have remained at historically low levels since the Federal funds rate was reduced to 0.25% in December 2008.  As the low-rate period continues to extend, larger amounts of securities are maturing forcing the proceeds to be reinvested into lower-yielding instruments.  The Corporation’s taxable securities experienced a 49 basis-point and a 53 basis-point reduction in yield for the three and six months ending June 30, 2010, compared to the same periods in 2009, due to reinvesting into lower-yielding instruments.  Tax-exempt security earnings and yields were affected by two events; lower investment yields during the first and second quarters, and heavier-than-normal amortization on instruments purchased at premiums during the first quarter 2010.  Several municipal securities were called during the first quarter of 2010 that carried large amounts of premium.  These premiums had to be amortized to the call date.  The yield on tax-exempt securities increased by 103 basis points for the three months ended June 30, 2010, over the same period in 2009.  This was primarily a result of increased investment in AMT-exempt municipal bonds with higher tax-equivalent yields.  For the six months ended June 30, 2010, the yield on tax-exempt securities decreased by 11 basis points over the same period in 2009.

The Corporation’s interest bearing liabilities have continued to grow steadily through 2009 and during the first half of 2010.  With significantly lower interest rates, total interest expense declined despite the increase in balances.  Lower rates on all deposit types helped to reduce total interest expense by $641,000 for the three months ended June 30, 2010, and $1,104,000 for the six months ended June 30, 2010, compared to the same periods in 2009.  Demand and savings deposits reprice in entirety whenever the offering rates are changed.  This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels.  The annualized rate on interest bearing demand and savings accounts decreased by 39% and 38% when comparing the three and six month periods in both years.  The scope of further reductions is limited since rates cannot conceivably be reduced much further.

Time deposits reprice over time according to their maturity schedule.  This enables management to both reduce and increase rates slowly over time.  Historically, the Corporation has seen increases in time deposit balances when the equity markets decline, as investors attempt to protect principal.  This occurred to an even larger degree during 2009 and throughout the first half of 2010, as the equity markets faced unprecedented weakness.  The significant growth of the time deposit portfolio at low rates means that the Corporation has additional funds to utilize on the asset side of the balance sheet while keeping interest expense costs low.  Additionally, time deposits that matured in the last eighteen months have mostly repriced to a lower rate, saving significant funding costs.  The Corporation was able to reduce interest expense on time deposits by $434,000 for the second quarter of 2010, and $741,000 for the year-to-date period compared to the same periods in 2009, while still increasing average balances by $8.2 million and $16.8 million, respectively.  This effectively reduced the annualized rate paid on time deposits by 74 basis points when comparing the three-month periods in both years, and 77 basis points when comparing the six-month periods in both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth.  Because of the faster-paced growth in deposits compared to a slower growth in the loan portfolio, management reduced total borrowing levels from June 30, 2009 to June 30, 2010.  The Corporation decreased average borrowings by $11.1 million in the second quarter of 2010, compared to the same quarter in 2009, reducing interest expense on borrowings by $140,000.  The year-to-date period shows a decrease in average borrowings of $11.7 million with a corresponding decrease in interest expense of $226,000 compared to the year-to-date period in 2009.

The following tables show a more detailed analysis of net interest income on an FTE basis with all the major elements of the Corporation’s consolidated balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.  Additionally, the analysis provides the net interest spread and the net yield on interest earning assets.  The net interest spread is the difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.  The net interest spread has the deficiency of not giving credit for the non-interest bearing funds and capital used to fund a portion of the total interest earning assets.  For this reason, management emphasizes the net yield on interest earning assets, also referred to as the net interest margin (NIM).  The NIM is calculated by dividing net interest income on an FTE basis into total average interest earning assets.  NIM is generally the benchmark used by analysts to measure how efficiently a bank generates net interest income.  For example, a financial institution with a NIM of 3.75% would be able to use fewer interest-earning assets and still achieve the same level of net interest income as a financial institution with a NIM of 3.50%.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(DOLLARS IN THOUSANDS)
	For the Three Months Ended June 30,
	2010			2009
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	2,862	3	0.36	1,865	2	0.34

Securities available for sale:
Taxable	183,909	1,939	4.22	189,461	2,230	4.71
Tax-exempt	64,769	1,096	6.77	53,058	762	5.74
Total securities (d)	248,678	3,035	4.88	242,519	2,992	4.94

Loans (a)	431,915	5,809	5.38	416,510	5,787	5.56

Regulatory stock	4,916	2	0.20	4,916	2	0.20

Total interest earning assets	688,371	8,849	5.15	665,810	8,783	5.28

Non-interest earning assets (d)	59,491			50,448

Total assets	747,862			716,258

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	106,072	111	0.42	96,736	157	0.65
Savings deposits	90,691	28	0.12	80,628	49	0.24
Time deposits	270,411	1,746	2.59	262,222	2,180	3.33
Borrowed funds	80,520	830	4.13	91,616	970	4.25
Total interest bearing liabilities	547,694	2,715	1.99	531,202	3,356	2.53

Non-interest bearing liabilities:

Demand deposits	122,829			112,159
Other	4,915			6,051

Total liabilities	675,438			649,412

Stockholders' equity	72,424			66,846

Total liabilities & stockholders' equity	747,862			716,258

Net interest income (FTE)		6,134			5,427

Net interest spread (b)			3.16			2.75
Effect of non-interest
bearing funds			0.40			0.51
Net yield on interest earning assets (c)			3.56			3.26

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date avg balances include net deferred loan fees and costs of ($248,000) as of June 30, 2010, and ($315,000) as of June 30, 2009.  Such fees and costs recognized through income and included in the interest amounts totaled $13,000 in 2010, and $9,000 in 2009.
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

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	For the Six Months Ended June 30,
	2010			2009
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	2,927	4	0.29	1,311	2	0.31

Securities available for sale:
Taxable	179,469	3,899	4.35	178,699	4,357	4.88
Tax-exempt	64,041	1,982	6.19	52,995	1,670	6.30
Total securities (d)	243,510	5,881	4.83	231,694	6,027	5.20

Loans (a)	431,914	11,550	5.36	414,177	11,586	5.61

Regulatory stock	4,916	5	0.21	4,916	6	0.23

Total interest earning assets	683,267	17,440	5.11	652,098	17,621	5.42

Non-interest earning assets (d)	56,255			50,017

Total assets	739,522			702,115

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	103,423	236	0.46	95,344	337	0.71
Savings deposits	88,923	61	0.14	77,997	97	0.25
Time deposits	267,920	3,515	2.65	251,147	4,256	3.42
Borrowed funds	83,007	1,714	4.16	94,734	1,940	4.13
Total interest bearing liabilities	543,273	5,526	2.05	519,222	6,630	2.58

Non-interest bearing liabilities:

Demand deposits	120,484			109,389
Other	4,605			6,000

Total liabilities	668,362			634,611

Stockholders' equity	71,160			67,504

Total liabilities & stockholders' equity	739,522			702,115

Net interest income (FTE)		11,914			10,991

Net interest spread (b)			3.06			2.84
Effect of non-interest
bearing funds			0.42			0.53
Net yield on interest earning assets (c)			3.48			3.37

(a) Includes balances of nonaccrual loans and the recognition of any related interest income. Year-to-date avg balances include net deferred loan fees and costs of ($266,000) as of June 30, 2010, and  ($306,000) as of June 30, 2009.  Such fees and costs recognized through income and included in the interest amounts totaled $32,000 in 2010, and $17,000 in 2009.
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

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

The NIM was 3.56% for the second quarter of 2010, and 3.48% for the six months ended June 30, 2010, compared to 3.26% and 3.37% for the same periods in 2009.  For the three-month period ended June 30, 2010, the net interest spread increased forty-one basis points to 3.16%, from 2.75% for the same period in 2009.  For the six-month period ended June 30, 2010, the net interest spread increased twenty-two basis points to 3.06%, from 2.84% for the same period in 2009.  The effect of non-interest bearing funds dropped eleven basis points for both time periods compared to 2009.  The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Bank does not pay interest.  As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities.  For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20.  This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue.  For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio.  The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio.  The Corporation added $900,000 to the allowance for the six months ended June 30, 2010, compared to $376,000 for the same period in 2009.  The Corporation gives special attention to the level of delinquent loans.  The analysis of the allowance for loan losses takes into consideration, among other things, the following factors:

•	Historical loan loss experience by loan type
•	Concentrations of credit risk
•	Volume of delinquent and non-performing loans
•	Collateral evaluation on a liquidation basis for specifically reviewed credits
•	Loan portfolio characteristics
•	Current economic conditions

Coupled with the prolonged period of economic decline, specifically the weaker housing market and ongoing credit concerns, the Corporation has experienced a general increase in loan delinquencies since the beginning of 2009, however delinquencies did not rise materially until the third quarter of 2009.  Total delinquencies, as a percentage of total loans, stood at 1.23% as of March 31, 2009, and 1.25% as of June 30, 2009.  In the third and fourth quarters of 2009, delinquencies rose moderately, standing at 1.53% as of September 30, 2009, and 1.83% as of December 31, 2009.  However, delinquencies declined in the first and second quarters of 2010, ending at 1.58% as of June 30, 2010.  The reduction in delinquencies through the first half of 2010 was affected by $417,000 of commercial charge-offs and a transfer of a $463,000 delinquent real estate loan to OREO.  The Corporation’s total substandard and doubtful loans, which are considered classified loans, increased from $17.9 million as of June 30, 2009, to $20.0 million as of December 31, 2009, and $20.7 million as of June 30, 2010.  Management closely tracks delinquencies and classified loans as a percentage of the loan portfolio.  This information is utilized in the quarterly allowance for loan loss (ALLL) calculation, which directly affects the provision expense.  A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense.  Generally, management will evaluate, and adjust if necessary, the provision expense each quarter upon completion of the quarterly ALLL calculation.

The provision expense of $900,000 for the first half of 2010 was necessary to maintain the allowance for loan losses at desired levels, based on the quarterly calculation of the ALLL.  This provision, while significantly higher than the amount recorded for the same period in 2009, was necessary to provide for potential losses on several commercial loans.  Specific allocations are examined each quarter to determine if adjustments need to be made.  It is common for specific allocations to be reduced as additional principal payments are made, so while some specific allocations are being added, others are being reduced.  In addition to specific allocations, management continues to provide for estimated losses on pools of similar loans based on historical loss experience.  Management utilizes qualitative factors every quarter designed to adjust historical loss experience to take into consideration the current trends in loan volume, delinquencies, charge-offs, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight.  Additionally, national and local

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

economic trends and conditions are helpful to determine the amount of loan loss allowance the Corporation should be carrying on the various types of loans. Management evaluates and adjusts, if necessary, the qualitative factors on a quarterly basis. In the third quarter of 2009, several factors related to external economic and regulatory conditions were increased 5 basis points.  In the fourth quarter of 2009, the factor for regulatory oversight was increased 10 basis points due to stricter adherence in the commercial portfolio to determination of impairment, which has resulted in increased charge-offs.  Over the past two quarters, the collateral factor for commercial loans was increased by 20 basis points, reflecting re-appraisals of commercial properties coming in at lower values, which is resulting in higher charge-offs.  The impact of all of these higher qualitative factors is resulting in a higher required allowance for loan losses, assuming all other factors remained constant.  The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses based on the current environment.

Management has also deemed it prudent to increase the allowance as a percentage of total loans to reflect the increased risk in the outstanding loan portfolio because of economic weaknesses.  As of June 30, 2010, the allowance as a percentage of total loans was 1.50%, up from 1.38% at December 31, 2009, and 1.06% at June 30, 2009.

Management continues to evaluate the allowance for loan losses in relation to the growth of the loan portfolio and its associated credit risk.  Management believes the monthly provision level and the allowance for loan losses are adequate to provide for future loan losses based on the current portfolio and the current economic environment.  For further discussion of the calculation, see the Allowance for Loan Losses section under Financial Condition.

Other Income

Other income for the second quarter of 2010 was $1,799,000, an increase of $49,000, or 2.8%, compared to the $1,750,000 earned during the second quarter of 2009.  For the year-to-date period ended June 30, 2010, other income totaled $3,480,000, an increase of $158,000, or 4.8% over the same period in 2009.  The following tables detail the categories that comprise other income.

(DOLLARS IN THOUSANDS)
	Three Months Ended June 30,		Increase (Decrease)
	2010	2009
	$	$	$	%

Trust and investment services	277	327	(50)	(15.3)
Service charges on deposit accounts	459	514	(55)	(10.7)
Other service charges and fees	119	146	(27)	(18.5)
Commissions	408	362	46	12.7
Gains on securities transactions	350	88	262	> 100%
Impairment losses on securities	(55)	-	(55)	-
Gains on sale of mortgages	48	80	(32)	(40.0)
Earnings on bank owned life insurance	142	159	(17)	(10.7)
Other miscellaneous income	51	74	(23)	(31.1)

Total other income	1,799	1,750	49	2.8

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Six Months Ended June 30,		Increase (Decrease)
	2010	2009
	$	$	$	%

Trust and investment services	564	544	20	3.7
Service charges on deposit accounts	898	990	(92)	(9.3)
Other service charges and fees	224	295	(71)	(24.1)
Commissions	761	683	78	11.4
Gains on securities transactions	558	156	402	> 100%
Impairment losses on securities	(104)	-	(104)	-
Gains on sale of mortgages	63	147	(84)	(57.1)
Earnings on bank owned life insurance	289	316	(27)	(8.5)
Other miscellaneous income	227	191	36	18.8

Total other income	3,480	3,322	158	4.8

Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party.  For the three months ended June 30, 2010, traditional trust service income decreased $50,000, or 20.0%, from the same period in 2009, while income from alternative investment services remained flat.  It has been more difficult to grow the trust and investment services area in the past two years due to a very weak stock market that coincided with the sub-prime and credit crisis that began in 2008.  However, there has been an increase in activity throughout the first half of 2010, as some stabilization of the stock market has occurred.  Additionally, the fee income the Corporation generates from this business is based upon a percentage of market value, which was down materially during 2009 and began to recover in 2010.

Service charges on deposit accounts decreased by $55,000, or 10.7%, and $92,000, or 9.3%, for the three and six months ended June 30, 2010, compared to the same periods in 2009.  Overdraft service charges are the largest component of this category, as well as the primary reason for the decrease.  These fees comprised over 90% of the total deposit service charges for both the three and six months ended June 30, 2010, and they decreased 13.4% and 11.4% compared to the same periods in 2009.  New regulatory guidelines regarding overdraft charges on ATM and one-time debit card transactions became effective in the third quarter of 2010, which will result in lower overdraft service charges for the remainder of 2010 and in future years.  It has not yet been determined how significant the decrease in fees will be, but management is currently evaluating the various possible scenarios.

Other fees decreased by $27,000, or 18.5%, and $71,000, or 24.1%, for the three and six months ended June 30, 2010, compared to the same periods in 2009.  This is primarily due to a decrease in loan-related fees.  When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance.  These amendments allow customers to obtain favorable terms without completely rewriting the loan.  These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans.  Mortgage amendment activity has slowed down significantly in both the three and six month periods of 2010, resulting in lower fees.

Commission income increased $46,000, or 12.7%, and $78,000, or 11.4%, for the three and six months ended June 30, 2010, compared to the same periods in 2009.  The largest component of commission income is from Debit MasterCard® commissions.  The amount of customer usage of cards at point of sale transactions determines the level of commission income received.  The debit card income of $353,000 and $658,000 for the three and six months ended June 30, 2010, is an increase of $55,000, or 18.3%, and $93,000, or 16.4%, over the same periods in 2009.  Customers have become more comfortable with the use of debit cards, as they are now widely accepted by merchants, thereby increasing the number of transactions processed.  Another significant component of commission income is from MasterCard and Visa® commissions, which provided income of $49,000 and $78,000 for the three and six months ended June 30, 2010.  This is $4,000, or 8.1% higher, and $5,000, or 5.6% lower, than the commissions earned during the same periods in 2009.  The reduction in the six months ended June 30, 2010 amount is a result of lower levels of business activity during the first half of 2010 with the Corporation’s customers that use this product.  MasterCard and Visa commissions are the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers.  Management expects that the total of both of these categories will increase as the reliance on electronic payment systems expands and economic recovery occurs.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

For the three and six months ended June 30, 2010, $350,000 and $558,000 of gains on securities transactions were recorded compared to $88,000 and $156,000 for the same periods in 2009.  Gains or losses on securities transactions fluctuate based on opportunities to reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk.  The gains or losses on this type of activity fluctuate based on current market prices and the volume of security sales.

Impairment losses on securities were $55,000 and $104,000, for the three and six months ended June 30, 2010.  There were no impairment losses recorded in the same periods in 2009.  Impairment losses occur when securities are written down to a lower value based on anticipated credit losses.  The other than temporary impairment losses recorded in 2010 were related to two private collateralized mortgage obligations.  Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section under Financial Condition in this filing.

Gains on the sale of mortgages have been lower in 2010 compared to 2009, primarily because of a decrease in mortgage activity.  Secondary mortgage financing activity drives the gains on the sale of mortgages, which showed a decrease of $32,000, or 40.0%, and $84,000, or 57.1%, for the three and six months ended June 30, 2010, compared to the same periods in 2009.  Mortgage activity significantly increased throughout 2009 due to the historically low interest rate environment.  Many customers have already refinanced their higher-rate mortgages to lower rates, so this activity has declined significantly throughout the first half of 2010.  Given the current housing market conditions, management anticipates that the gain or loss on the sale of mortgages may continue to decline throughout the remainder of 2010.

For the three and six months ended June 30, 2010, earnings on BOLI decreased by $17,000, or 10.7%, and $27,000, or 8.5%, compared to the same periods in 2009.  Decreases in BOLI income are reflective in higher insurance cost components on the Corporation’s BOLI policies and small reductions on the actual annual return.  Management does not foresee any further BOLI purchases in 2010; therefore, increases or decreases in BOLI income generally result from increases or decreases in the cash surrender value.  Increases in cash surrender value are a function of the return of the policy net of all expenses.  Benefits paid upon death that exceed the policy’s cash surrender value are recorded as miscellaneous income.

The miscellaneous income category decreased $23,000, or 31.1%, and increased $36,000, or 18.8%, for the three and six months ended June 30, 2010, compared to the same periods in 2009.  The quarterly decrease was primarily a result of a lower amount of sales tax refunds for the three months ended June 30, 2010, compared to the prior year, and the year-to-date increase was primarily due to an adjustment to the allowance for off-balance sheet credit losses in 2010.  This adjustment increased income by $30,000 during the first quarter of 2010 with no comparable increase in 2009.

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the three and six-month periods ended June 30, 2010, compared to the same periods in 2009.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)
	Three Months Ended June 30,		Increase (Decrease)
	2010	2009
	$	$	$	%

Salaries and employee benefits	2,728	2,708	20	0.7
Occupancy expenses	408	354	54	15.3
Equipment expenses	208	210	(2)	(1.0)
Advertising & marketing expenses	122	101	21	20.8
Computer software & data processing expenses	396	400	(4)	(1.0)
Bank shares tax	191	183	8	4.4
Professional services	414	452	(38)	(8.4)
FDIC Insurance	172	299	(127)	(42.5)
Other operating expenses	452	424	28	6.6
Total Operating Expenses	5,091	5,131	(40)	(0.8)

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)
	Six Months Ended June 30,		Increase (Decrease)
	2010	2009
	$	$	$	%

Salaries and employee benefits	5,420	5,572	(152)	(2.7)
Occupancy expenses	815	704	111	15.8
Equipment expenses	416	417	(1)	(0.2)
Advertising & marketing expenses	234	204	30	14.7
Computer software & data processing expenses	759	770	(11)	(1.4)
Bank shares tax	382	364	18	4.9
Professional services	784	943	(159)	(16.9)
FDIC Insurance	340	716	(376)	(52.5)
Other operating expenses	794	876	(82)	(9.4)
Total Operating Expenses	9,944	10,566	(622)	(5.9)

Salaries and employee benefits are the largest category of operating expenses.  In general, they comprise more than 50% of the Corporation’s total operating expenses.  For the three months ended June 30, 2010, salaries and benefits increased $20,000, or 0.7%, over the same period in 2009.  For the six months ended June 30, 2010, salaries and benefits decreased $152,000, or 2.7%, compared to the same period in 2009.  Salaries increased by $34,000, or 1.7%, and employee benefits decreased by $15,000, or 2.1%, for the three months ended June 30, 2010, compared to the same period in 2009.  For the year-to-date period, salaries decreased by $26,000, or 0.7%, and employee benefits decreased by $126,000, or 8.2%, compared to the same period in 2009.  The overall decrease and stabilization of salary expense was primarily due to efficiencies gained from the organizational structure changes enacted in late 2008 and early 2009.  The decrease in employee benefits expense was primarily due to savings associated with the bank’s health insurance plan.  Health insurance benefit costs decreased by $42,000, or 13.4%, and $142,000, or 20.7% for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily because of a change in medical insurance providers.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

•	Utilities
•	Building repair and maintenance

Occupancy expenses increased $54,000, or 15.3%, and $111,000, or 15.8%, for the three and six months ended June 30, 2010, compared to the same periods in 2009.  The increases were spread across all occupancy categories.  Building depreciation increased $9,000, or 6.4%, and $14,000, or 5.1%, over the same periods in 2009, primarily due to renovations at the Denver branch office that were placed in service in the first quarter of 2010.  Utility expenses were higher by $20,000, or 17.0%, and $60,000, or 25.4%, over the same periods in 2009, due to higher telephone costs and increased energy costs affecting electric and oil prices.  The cost of electricity alone increased $7,000, or 10.7%, and $25,000, or 19.3%, compared to the same periods in 2009.  The Corporation’s main electricity provider increased rates approximately 40% in 2009 and rates were increased for the Corporation’s branch offices in 2010.  Building repair and maintenance costs continue to rise in tandem with more facilities, higher costs related to materials and supplies, and costs associated with the aging of facilities.

Equipment expenses did not change materially for the three and six months ended June 30, 2010, compared to the same periods in 2009.  This expense category includes equipment depreciation, repair and maintenance, and various other equipment-related expenses.  Depreciation expense increased slightly due to the new Denver branch assets being placed into service in the first quarter of 2010.  However, there were also a number of assets that became fully depreciated throughout 2009, which helped to offset depreciation on new assets during 2010.  Equipment assets have shorter asset depreciation lives, generally five to seven years.

Advertising and marketing expenses for the three and six months ended June 30, 2010, were $21,000, or 20.8%, and $30,000, or 14.7% higher, than the same periods in 2009.  The expenses of this category support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies.

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements.  This expense category decreased $4,000, or 1.0%, and $11,000, or 1.4%, for the three and six months ended June 30, 2010, compared to the same periods in 2009.  The STAR network fees are the fees paid to process all ATM and debit card transactions.  The total STAR network service fees were down $2,000, or 0.7%, and $5,000, or 1.3%, for the three and six months ended June 30, 2010, compared to the same periods in 2009.  Software-related expenses were down $2,000, or 1.1%, and $5,000, or 1.5%, for the three and six months ended June 30, 2010, compared to the same periods in 2009 as more software completed the three-year amortization period then new software was added.

Bank shares tax expense increased $8,000, or 4.4%, and $18,000, or 4.9%, for the three and six months ended June 30, 2010, compared to the same periods in 2009.  This is primarily a result of an increase in the number of shares outstanding that requires the Corporation to pay more tax related to those shares.

Professional services expense decreased $38,000, or 8.4%, and $159,000, or 16.9%, for the three and six months ended June 30, 2010, compared to the same periods in 2009.  These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services.  In 2008, management engaged the consulting unit of the Corporation’s core-processing vendor to conduct an organizational efficiency and income generation initiative.  The fees associated with that contract were paid in 2008 and into the first half of 2009.  These fees amounted to $69,000 and $275,000 for the three and six months ended June 30, 2009.  No corresponding expense was incurred for 2010.  Legal costs increased $3,000 and $9,000 for the three and six months ended June 30, 2010, compared to the same periods in 2009.  Accounting and auditing fees increased $6,000 and $23,000 for the three and six months ended June 30, 2010, compared to the same periods in 2009.  These fees were elevated due to an increase in internal and external audit fees related to compliance with the Sarbanes-Oxley Act.  In addition, student loan servicing expense increased $31,000 and $95,000 for the three and six months ended June 30, 2010, compared to the same periods in 2009.  Previously, servicing costs on student loans were offset by a credit from the Department of Education.  Those credits are no longer available.  Therefore, the expenses are higher than in the past.  Management decided to stop originating student loans in the first quarter of 2010 and expects this expense to decline throughout the remainder of 2010.

The expenses associated with FDIC insurance decreased by $127,000, or 42.5%, and $376,000, or 52.5%, for the three and six months ended June 30, 2010, compared to the same periods in 2009.  The FDIC expenses for 2009 included significantly higher charges for the FDIC insurance fund, which included a 140% rate increase that became effective in the fourth quarter of 2008, and expenses for a special one-time assessment of 5.0 basis points, which

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

was due as of June 30, 2009.  Although the charges for the FDIC insurance fund are still at increased levels in 2010, there has been no accrual for a special assessment, thus resulting in a decrease in this expense.

In the third quarter of 2009, the FDIC announced that they would be requiring that banks prepay three years’ worth of assessments at the end of 2009 to help replenish the severely depleted Deposit Insurance Fund (DIF).  On December 30, 2010, the Corporation prepaid $2,467,000 of FDIC assessments due for the periods beginning with December 31, 2009, and ending with December 31, 2012.  The Corporation recorded $2,467,000 as a prepaid asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, the Corporation will record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the Corporation would record an accrued expense payable each quarter for the assessment payment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 30, 2013, any remaining amount would be returned to the Corporation.  The Corporation had a total of $2,013,000 outstanding in the prepaid FDIC insurance assessment asset account as of June 30, 2010.

Other operating expenses include the remainder of the Corporation’s operating expenses.  Some of the larger items included in this category are:

•	Postage
•	Director fees and expense
•	Travel expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses
•	Deposit account charge-offs and recoveries

Other operating expenses increased by $28,000, or 6.6%, and decreased $82,000, or 9.4%, for the three and six months ended June 30, 2010, compared to the same periods in 2009.  The increase in the three months ended June 30, 2010, can be attributed to additional OREO expenses of $31,000.  For the year-to-date period, the largest decreases occurred in director fees, down $41,000, supplies, down $26,000, and deposit and fraud-related charge-off expense, down $52,000, from the same period in 2009.  Director fees decreased as a result of the completion of deferred compensation payments for several past directors.  Expenses related to the purchase of supplies fluctuate depending on supply demand at any given time.  Deposit charge-off expenses are down due to a decrease in the amount of fees being charged off as well as a decrease in fraud-related charge-offs.

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes.  The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation has no taxable corporate net income activities.  The Corporation’s wholly owned subsidiary, Ephrata National Bank, is not subject to state corporate income tax, but does pay Pennsylvania Bank Shares Tax.  The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and BOLI income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate.  The effective tax rate is calculated by dividing the Corporation’s provision for income tax by the pre-tax income for the applicable period.

For the three and six months ended June 30, 2010, the Corporation recorded tax expense of $233,000 and $486,000, compared to $188,000 and $226,000 for the same periods in 2009.  The effective tax rate for the Corporation was 12.4% and 13.5% for the three and six months ended June 30, 2010, compared to 13.0% and 8.8% for the same periods in 2009.  The Corporation’s level of tax-free income through June 30, 2010, was 15.3% higher in 2010 than 2009, while the pre-tax income was 40.4% higher for the same period.  This resulted in a larger component of income being taxed at 34% and elevating the effective tax rate for the six-month period ending June 30, 2010.  The effective tax rate for the quarter ending June 30, 2010, was slightly lower than the effective tax rate for the prior year’s period because the tax-free assets grew at a slightly faster pace than pre-tax income;  32.1% compared to 30.0%, respectively.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

Due to lower earnings and a large percentage of tax-free income compared to total income, the Corporation became subject to the alternative minimum tax (AMT) in 2006.  The Corporation remained in an AMT position in 2007, 2008, and 2009; and therefore, when the Corporation is no longer in an AMT position, the AMT credits can be utilized.  The Corporation is not expected to be in an AMT position in 2010.  The AMT affects the amount of Federal income tax due and paid, but it does not affect the book tax provision.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value.  As of June 30, 2010, the Corporation had $256.1 million of securities available for sale, which accounted for 34.1% of assets, compared to 32.6% as of December 31, 2009, and 33.5% as of June 30, 2009.  Based on ending balances, the securities portfolio increased 6.4% from June 30, 2009 to June 30, 2010.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds.  The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk.  In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value.  Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value.  Equity securities generally pose a greater risk to loss of principal since there is no specified maturity date on which the Corporation will recover the entire principal.  Recovery of the principal investment is dependent on the fair value of the security at the time of sale.  All securities are evaluated for impairment on a quarterly basis.  Should any impairment occur, management would write down the security to a fair market value in accordance with U.S. generally accepted accounting principles, with the amount of the write down recorded as a loss on securities.

Each quarter, management sets portfolio allocation guidelines and adjusts the security portfolio strategy generally based on the following factors:

•	Performance of the various instruments
•	Direction of interest rates
•	Slope of the yield curve
•	ALCO positions as to liquidity, interest rate risk, and net portfolio value
•	State of the economy and credit risk

The investment policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications provide opportunities to shorten or lengthen duration, maximize yield, and mitigate credit risk. The composition of the securities portfolio based on fair market value is shown in the following table.

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)
	Period Ending

	June 30, 2010		December 31, 2009		June 30, 2009
	$	%	$	%	$	%

U.S. treasuries & government agencies	53,734	21.0	47,571	20.2	54,122	22.5
Mortgage-backed securities	33,317	13.0	42,390	17.9	51,698	21.5
Collateralized mortgage obligations	73,578	28.8	53,982	22.8	47,691	19.8
Private collateralized mortgage obligations	12,572	4.9	12,748	5.4	14,419	6.0
Corporate debt securities	11,535	4.5	13,369	5.7	16,135	6.7
Obligations of states and political subdivisions	68,407	26.7	63,369	26.8	53,629	22.3
Equity securities	2,936	1.1	2,906	1.2	2,887	1.2

Total securities	256,079	100.0	236,335	100.0	240,581	100.0

The majority of growth in the Corporation’s securities occurred in collateralized mortgage obligations (CMOs).  Management added U.S. Agency CMOs, as these instruments have higher yields than similar mortgage-backed securities and agencies, steady cash flow payment streams, and the backing of the U.S. Government.  As such, the U.S. Agency CMOs provide solid credit risk protection and all have AAA ratings.  Due to the structure of the U.S. Agency CMOs that management has purchased, these securities tend to be shorter and have higher monthly cash flow streams to assist with liquidity management.  In the current low interest rate environment, these cash flow streams have

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

increased as borrowers are making additional principal payments on mortgages.  These additional principal payments provide the Corporation with more liquidity but also cause both premium risk and reinvestment risk.  Premium risk occurs as management is forced to amortize any premiums on these securities more rapidly as principal payments increase.  This causes the yield on these investments to decrease.  Reinvestment risk occurs when interest rates are low and principal payments increase forcing management to reinvest these proceeds into instruments carrying lower market rates.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio.  In 2006, 2007, 2008, and 2009, the Corporation was in an alternative minimum tax (AMT) position when income levels fell and tax-exempt income remained high.  The AMT requires the payment of a minimum level of tax should an entity have excessive amounts of tax preference items relative to a Corporation’s income.  The Corporation’s primary tax preference item is the large amount of tax-free income generated by tax-free loans and tax-exempt securities.  As a result of the Corporation’s AMT position, management had determined that the size of the municipal bond holdings in relation to the rest of the securities portfolio should be decreased.  During 2008 management was actively reducing the tax-free municipal bond portfolio in an effort to reduce the Corporation’s AMT position.  However, because of legislation that followed the credit crisis in the fall of 2008, beginning in 2009, financial institutions were now permitted to purchase 2009 and 2010 newly issued tax-free municipal bonds, which are AMT-exempt for the life of the bond.  As a result, management has begun to purchase these AMT-exempt municipal bonds, increasing the size of the tax-free municipal bond portfolio.  Consequently, municipal bonds as a percentage of the total investment portfolio have increased to 26.7% at June 30, 2010, compared to 22.3% at June 30, 2009.

During the fourth quarter of 2008, through all of 2009, and into the first half of 2010, market volatility, economic slowdown, and the collapse of several large financial institutions caused the downgrading of many securities.  This phenomenon has affected all segments of the Corporation’s portfolio not backed by the U.S. Government, specifically PCMOs, corporate bonds, and municipal bonds.  According to policy, management has decided to hold all securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase.  Management monitors the security ratings on a monthly basis and quarterly, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines.

As of June 30, 2010, the Corporation held six PCMO securities with a book value of $14.2 million, a reduction of $2.4 million from the balance as of December 31, 2009.  One PCMO security was sold during the second quarter of 2010 for a minimal loss of $8,000, contributing to the decrease in balance since December 31, 2009.  Two of the remaining six PCMO securities, with a book value of $4.5 million, carried an AAA credit rating by at least one of the major credit rating services.  The four remaining PCMOs, with a book value of $9.7 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s.  Management currently has no plans to sell these securities as management believes the current market values are not true indications of the value of the bonds based on cash flow analysis performed under severe stress testing.  In 2009, cash flow analysis on all of the Corporation’s PCMOs indicated a need to take impairment on three of the five PCMOs with below investment grade credit ratings.  Management’s March 31, 2010 cash flow analysis indicated a need to take additional impairment of $49,000 on two of these bonds.  The third bond, which was impaired as of December 31, 2009, was sold in the second quarter of 2010.  Of the two bonds with impairment charges in the first quarter of 2010, only one indicated the need to take additional impairment during the second quarter of 2010.  The cash flow analysis, conducted at slower prepayment speeds than the securities have been paying, revealed that there was an expectation that these bonds will suffer 3.7% loss of principal, resulting in a second quarter impairment charge of $55,000.  Total impairment taken on these two bonds during the first half of 2010 was $104,000.  Based on management’s methodology, current data does not support additional impairment, but it is possible further impairment would be necessary if both default rates rose to levels that have not yet been experienced, and if prepayment speeds slowed to speeds not previously experienced.  Management will continue to update cash flow analysis quarterly that incorporates the most current default rates and prepayment speeds.  Prepayment speeds on all of the Corporation’s PCMOs have been relatively fast, which is assisting in the cash flow analysis.  Faster prepayment speeds make it more likely that the Corporation’s principal will be returned before additional credit losses are incurred.

As of June 30, 2010, the Corporation held corporate bonds with a total book value of $11.2 million and fair market value of $11.5 million.  Management continues to hold corporate securities at approximately 4% to 6% of the portfolio.  Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis.  Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties.  Management stands to possibly lose the entire principal amount if the entity that

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

issued the corporate paper fails.  As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place minimal credit ratings that must be met in order for management to purchase a corporate bond.

As of June 30, 2010, two of the eleven corporate securities held by the Corporation were showing unrealized holding losses.  These securities with unrealized holding losses were valued at 98.6% of book value.  As of June 30, 2010, all of these corporate bonds have single A credit ratings by at least one major credit rating service.  Currently, there are no indications that any of these bonds would discontinue contractual payments.

Since 2008, the municipal bond ratings have been adversely affected by downgrades on nearly all of the insurance companies backing municipal bond issues.  Previous to the sharp decline in the health of the insurance companies, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection.  Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A.  As of June 30, 2010, only 28% of the Corporation’s municipal bonds carried an AAA rating.  The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of single A at the time of purchase.  As of June 30, 2010, sixteen municipal bonds with a book value of $6.7 million carried credit ratings under A.  In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities.  Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls.  Presently, despite the lower credit ratings on the sixteen municipal securities, management has the intent and the ability to hold these securities to maturity and believes that full recovery of principal is probable.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment.  In terms of credit risk and impairment, management views the Corporation’s CRA fund investment differently because it is an equity investment with no maturity date.  Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date.  As of June 30, 2010, the CRA fund was showing unrealized losses of $64,000, or a 3.2% price decline. The prices on this fund tend to lag behind decreases in U.S. Treasury rates.   Management believes that the price declines are primarily rate driven, and temporary as opposed to permanent.  Corporate bonds and private collateralized mortgage obligations have the most potential credit risk out of the Corporation’s debt instruments.  Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds and all private label securities.  As of June 30, 2010, three private collateralized mortgage obligations were considered to be other than temporarily impaired.  Two of these securities were written down by $104,000 in the first half of 2010.  The other security was showing projected losses within the total amount of remaining accretion, resulting in no impairment charges to this point.

Loans

Net loans outstanding increased $4.1 million, or 1.0%, to $420.3 million at June 30, 2010, from $416.2 million at June 30, 2009.  Net loans decreased $1.6 million, or 0.4%, since December 31, 2009.    The following table shows the composition of the loan portfolio as of June 30, 2010, December 31, 2009, and June 30, 2009.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)
	June 30,	December 31,	June 30,
	2010	2009	2009
	$	$	$

Real Estate
Residential (a)	169,031	163,625	162,320
Commercial	159,107	152,108	147,846
Construction	16,198	23,382	24,706
Commercial	69,217	76,526	74,911
Consumer	13,388	12,506	11,170
	426,941	428,147	420,953

Less:
Deferred loan fees, net	228	295	309
Allowance for loan losses	6,413	5,912	4,447
Total net loans	420,300	421,940	416,197

(a)
Residential real estate loans do not include mortgage loans sold to and serviced for Fannie Mae.  These loans totaled $11,713,000 as of June 30, 2010, $11,754,000 as of December 31, 2009, and $11,777,000 as of June 30, 2009.

The composition of the loan portfolio has undergone minor changes in recent years.  The total of all categories of real estate loans comprises more than 80% of total net loans.  Residential real estate is the largest category of the loan portfolio, consisting of approximately 40% of total net loans.  This category includes first mortgages, second mortgages, and home equity loans.  The residential real estate loans grew throughout 2009 and continued to grow in the first half of 2010.  Current economic and market conditions have reduced the demand for residential real estate loans resulting in slower growth in this category compared to prior years.  Total residential real estate loans grew 4.1% from June 30, 2009 to June 30, 2010.  More of this growth actually occurred in the first half of 2010.  The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage over 20 years.  While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold to the secondary market.  Therefore, to grow the Corporation’s residential real estate loans, of which traditional residential mortgages consist of approximately 60% of this amount, a sufficient number of 10, 15, and 20-year residential mortgages must be originated to compensate for normal principal paydowns and still grow the portfolio.  Requests for fixed-rate home equity loans have also slowed in the current environment, while home equity lines of credit, which float on the Prime rate, have increased.  This trend is occurring because consumers are seeking the lowest interest rate to borrow money against their home value.  This trend is likely to reverse once the Prime rate is increased and floating rate loans become less attractive to borrowers.  Management anticipates moderate growth in the residential real estate area throughout the remainder of 2010.

Commercial real estate loans have also grown since June 2009, and have continued to grow in the first half of 2010.  Commercial real estate includes both owner and non-owner occupied properties.  The majority of growth has occurred in owner occupied, which does not rely substantially on lease agreements.  However, even the demand for owner occupied loans has slowed since most businesses are not expanding during uncertain economic conditions.  It is anticipated that significant growth in commercial real estate will lag a recovery by the economy.

Commercial loans not secured by real estate are approximately half the size of the Corporation’s real estate secured commercial loans.  This portfolio of loans showed moderate growth from June 30, 2009 to December 31, 2009, and then declined significantly from December 31, 2009 to June 30, 2010.  The decline in the first half of 2010 was primarily the result of a $5 million commercial loan payoff.  Outside of this payoff, commercial loans not secured by real estate still would have declined slightly, attributed to weaker economic conditions.  In the current interest rate environment, with fixed commercial loan rates significantly higher than Prime-based variable rate lines of credit, the Corporation is experiencing a shift from fixed rate commercial loans to more Prime-based variable rate loans.  The majority of commercial customers believe the Prime rate will remain low for a period of time, therefore when seeking new financing they prefer variable rate financing as opposed to fixed, whether it is real estate secured or not.  In other cases, they often desire to lower their borrowing costs by drawing on their lines of credit to pay down their fixed rate loans.  Both of these contribute to more variable rate commercial loans and less fixed rate commercial loans.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

The construction loans secured by real estate declined slightly between June 30, 2009 and December 31, 2009, and then declined more significantly by $7.2 million, or 30.7%, in the first half of 2010.  After slowing throughout most of 2008, several of the Bank’s commercial customers went ahead with construction projects in the last quarter of 2008 and into 2009.  Some projects were started in the fourth quarter of 2008, but draws on their lines of credit only began in 2009.  These projects were not necessarily residential real estate construction, but construction undertaken by commercial customers to update or expand facilities, with a significant portion of these agricultural related.  This activity has slowed in the first half of 2010 and more construction loans have been paid down or converted to other fixed-term loans.

The consumer loan portfolio increased slightly from June 30, 2009 to December 31, 2009, and again from December 31, 2009 to June 30, 2010.  Consumer loans made up 2.7% of total net loans on June 30, 2009, 3.0% of total net loans on December 31, 2009, and 3.2% of total net loans on June 30, 2010.  In recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures.  However, in the current economic environment with reduced housing values, many borrowers no longer have available equity in their home for additional borrowings.  This has reduced the demand for fixed home equity loans and increased the need for unsecured credit.  Additionally, due to current liquidity conditions, specialized lenders began pulling back on the availability of credit and more favorable credit terms.  The underwriting standards of major financing and credit card companies began to strengthen after years of lower credit standards.  This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice.  Management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of increases in consumer loans for the Corporation.  Slightly higher demand for unsecured credit is being offset by principal payments on existing loans.  In the current weak economy, customers delay purchasing new and used cars which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books.  Management anticipates that the need for unsecured credit may grow during this current credit crisis and economic downturn, as many consumers need to access all available credit.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)
	June 30,	December 31,	June 30,
	2010	2009	2009
	$	$	$

Non-accrual loans	5,389	6,076	1,077
Loans past due 90 days or more and still accruing	165	742	1,470
Troubled debt restructurings	1,550	1,540	2,052
Total non-performing loans	7,104	8,358	4,599

Other real estate owned	914	520	520

Total non-performing assets	8,018	8,878	5,119

Non-performing assets to net loans	1.91%	2.10%	1.23%

Non-performing assets increased $2.9 million from June 30, 2009 to June 30, 2010.  This increase was primarily the result of an increase in non-accrual loans and other real estate owned (OREO).  The Corporation’s total non-accrual loans increased $4.3 million from June 30, 2009, to June 30, 2010.  The increase in non-accrual loans was a direct result of the deteriorating financial condition of several of the Corporation’s commercial and business loan customers.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

Loans past due 90 days or more and still accruing and troubled debt restructurings decreased from the levels reported at June 30, 2009.  Management is monitoring delinquency trends closely in light of the current weak economic conditions.  At this time, management believes that the potential for significant losses related to non-performing loans is moderate.

As of June 30, 2010, the book value of the Corporation’s OREO was $914,000, which is fair market value less anticipated selling costs.  The balance consists of one manufacturing property that has been in OREO since December 2006 and a residential real estate property that was placed in OREO in the first quarter of 2010.  The manufacturing property has been under an agreement of sale.   Settlement on the sale has been deferred, pending the completion of a due-diligence period whereby the condition of the property would need to meet all contingencies of the agreement.  The sales agreement has been extended until December 31, 2010, with the same sales price.   Subsequent to June 30, 2010, but prior to the filing of this report, the residential property was sold and removed from OREO.  In the final negotiations, the property had to be written down an additional $24,000.  As a result of this July 2010 OREO sale, the amount of the Corporation’s OREO returned to the December 31, 2009 level of $520,000.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses.  The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the six-month periods ended June 30, 2010, and June 30, 2009.  At the bottom of the table, two benchmark percentages are shown.  The first is net charge-offs as a percentage of average loans outstanding for the year.  The second is the total allowance for loan losses as a percentage of total loans.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)
	Six Months Ended
	June 30,
	2010	2009
	$	$

Balance at January 1,	5,912	4,203
Loans charged off:
Real estate	156	-
Commercial and industrial	261	55
Consumer	50	98
Total charged off	467	153

Recoveries of loans previously charged off:
Real estate	-	-
Commercial and industrial	62	10
Consumer	6	11
Total recovered	68	21
Net loans charged off	399	132

Provision charged to operating expense	900	376

Balance at June 30,	6,413	4,447

Net charge-offs as a % of average total loans outstanding	0.09%	0.03%

Allowance at end of period as a % of total loans	1.50%	1.06%

Charge-offs for the six months ended June 30, 2010, were $467,000, compared to $153,000 for the same period in 2009.  Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery.  The real estate and commercial and industrial charge-offs were higher in the first six months of 2010 compared to 2009, due to a single real estate loan that was charged off for $156,000, and a single commercial and industrial loan that was charged off for $261,000.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided.  The composition of the Corporation’s loan portfolio has not changed materially from June 30, 2009. However, management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans.  The financial industry typically evaluates the quality of loans on a scale with unclassified representing healthy loans, to special mention being the first indication of credit concern, to several successive classified ratings indicating further credit declines of substandard, doubtful, and ultimately loss.   Continued downgrades by management in the business loan and business mortgage portfolios have resulted in more classified loans.  The Corporation’s total classified loans increased from $17.9 million as of June 30, 2009, to $20.0 million as of December 31, 2009, and $20.7 million as of June 30, 2010, net of specifically allocated allowance against these loans of $1,116,000, $811,000, and $579,000, respectively.  These classifications require larger provision amounts due to a higher potential risk of loss.  Management anticipates maintaining the allowance as a percentage of total loans in the range of 1.00% to 2.00% for the foreseeable future.

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

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $1,002,000, or 5.0%, to $20,844,000 as of June 30, 2010, from $19,842,000, as of June 30, 2009.  In the first quarter of 2010, the renovations at the Denver branch office were placed into service.  These fixed asset additions were primarily responsible for the increase in premises and equipment.  As of June 30, 2010, $71,000 was classified as construction in process.  This amount is related to a property the bank owns and is not the result of a construction commitment.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB).  The Corporation’s $4,916,000 of regulatory stock holdings as of June 30, 2010, consisted of $4,728,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock.  All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization.  The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB.  Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level.  In years preceding 2008 and throughout most of 2008, the Corporation earned a return or dividend on the amount invested.  In December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition.  Based on the financial results of the FHLB for the year ended December 31, 2009, and for the six months ended June 30, 2010, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to resume these activities in the future.  Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Deposits

The Corporation’s total ending deposits increased $35.0 million, or 6.3%, and $22.6 million, or 4.0%, from June 30, 2009, and December 31, 2009, respectively.  Customer deposits are the Corporation’s primary source of funding for loans and investments.  During 2009 and continuing into 2010, the economic concerns and poor performance of other types of investments led customers back to banks for safe places to invest money, despite low interest rates.  The mix of deposit categories has remained relatively stable.  The Deposits by Major Classification table, shown below, provides the balances of each category for June 30, 2010, December 31, 2009, and June 30, 2009.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2010	2009	2009
	$	$	$

Non-interest bearing demand deposits	124,260	121,665	112,295
NOW accounts	58,153	51,680	54,997
Money market deposit accounts	50,014	48,404	42,428
Savings deposits	92,180	86,533	81,394
Time deposits	258,525	249,504	256,209
Brokered time deposits	9,370	12,157	10,159
Total deposits	592,502	569,943	557,482

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates.  Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution.  As of June 30, 2010, time deposit balances, excluding brokered deposits, had increased $2.3 million, or 0.9%, and $9.0 million, or 3.6%, from June 30, 2009, and December 31, 2009, respectively.  Due to an asset liability strategy of lengthening liabilities while interest rates are at historical lows, the Corporation’s recent time deposit strategy has been to offer long-term time deposit rates that exceed the average rates offered by the local competing banks.  This strategy was successful in both increasing and lengthening the Corporation’s liabilities.  The Corporation’s time deposits also increased due to consumers who were concerned with a declining stock market and declining financial conditions of local, regional, and national banks that compete with the Corporation.  Customers have been seeking a safe, consistent investment to an even greater extent than during previous declines in the equity markets.  This condition continues to prevail at the time of the writing of this filing.  Time deposits are a safe investment with FDIC coverage insuring no loss of principal up to certain levels.  Prior to October 3, 2008, FDIC coverage was $100,000 on non-IRA time deposits and $250,000 on IRA time deposits.  Effective October 3, 2008, the FDIC insurance increased to $250,000 for all deposit accounts with the signing of the Emergency Economic Stabilization Act of 2008, which was made permanent under the Dodd-Frank Wall Street Reform and Consumer Protection Act.  As the equity market continued to decline in 2008 and 2009, customers began placing more and more time deposits in financial institutions; however, they did not want to exceed the FDIC insurance limits.  The increase in FDIC coverage generally enabled time deposit customers to increase their deposit balances held with the Corporation.  Previously, a significant segment of the Corporation’s larger CD customers would limit their deposit by account title to $100,000.  Now customers can deposit up to $250,000 with full FDIC coverage, under each form of eligible account ownership.  Management anticipates that the growth of time deposits will slow when the stock market and other financial institutions begin to strengthen.

Borrowings

Total borrowings were $80.0 million, $82.5 million, and $88.9 million as of June 30, 2010, December 31, 2009, and June 30, 2009, respectively.  The Corporation was purchasing short-term funds of $1,880,000 as of June 30, 2009, and no short-term funds as of June 30, 2010, or December 31, 2009.  Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.  The short-term funds are purchased through correspondent and member bank relationships as overnight borrowings.

Total long-term borrowings were $80.0 million, $82.5 million, and $87.0 million as of June 30, 2010, December 31, 2009, and June 30, 2009.  The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers.  Both of these types of borrowings are used as a secondary source of funding and to mitigate interest rate risk.  These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits.  Over the course of the past year, the Corporation has minimally changed the ladder of long-term borrowings consisting of FHLB advances and brokered repurchase borrowing agreements.  Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size.  As of June 30, 2010, the Corporation was within this policy guideline at 6.7% of asset size with $50.0 million of total FHLB borrowings.   The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital.  As of June 30, 2010, the Corporation was within this policy guideline at 107.6% of capital with $80.0 million total borrowings from all sources.  The Corporation has maintained FHLB borrowings and total borrowings within these policy guidelines throughout all of 2009 and the first six months of 2010.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $213.8 million.  The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by the FHLB.  The nation’s sub-prime and credit crisis of 2008 has led to negative economic events, which has significantly affected real estate valuations, the residential housing industry, and securities consisting of various forms of mortgage-backed financial instruments.  The FHLB has been impacted by these events and is under operating performance pressures and increased regulatory oversight, and has taken steps to preserve capital.  As a result, the FHLB has suspended the dividend paid on stock owned by banks that have outstanding FHLB borrowings, and has discontinued repurchasing excess stock if a bank reduces its borrowings.  Because of these actions by the FHLB, management is committed to not placing significantly more reliance on the FHLB and staying well below the level of borrowings that would require additional capital stock.

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

The following table reflects the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
	Capital	Adequately	Well
As of June 30, 2010	Ratios	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets
Consolidated	16.7%	8.0%	10.0%
Bank	16.6%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	15.5%	4.0%	6.0%
Bank	15.3%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	9.6%	4.0%	5.0%
Bank	9.5%	4.0%	5.0%

As of June 30, 2009

Total Capital to Risk-Weighted Assets
Consolidated	15.6%	8.0%	10.0%
Bank	15.5%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	14.6%	4.0%	6.0%
Bank	14.5%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	9.7%	4.0%	5.0%
Bank	9.6%	4.0%	5.0%

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

The dividends per share for the second quarter of 2010 were $0.24 per share, a 22.6% decrease from the $0.31 per share in the second quarter of 2009.  Year-to-date dividends per share were $0.48, a 22.6% decrease from the year-to-date dividends per share of $0.62 in 2009.  Dividends are paid from current earnings and available retained earnings.  Management’s current capital plan calls for management to maintain tier I leverage capital to average assets between 9.5% and 12.0%.  Management also desires a dividend payout ratio between 40% and 50%.  This ratio will vary according to income, but over the long term, management’s goal is to average a payout ratio in this range.  Since the amount of the dividends paid and the payout ratio are heavily dependent on income earned, management decided to reduce the dividend level in the fourth quarter of 2009 to $0.24 per share.  Management determined that a reduction in the quarterly dividend was prudent and appropriate given the current economic conditions.  Reducing the quarterly dividend will bring it more fully in line with lower current earning levels, which are primarily a result of substantially higher loan loss provisions and FDIC insurance premiums.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles.  This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet.  An unrealized gain increases capital, while an unrealized loss reduces capital.  This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital.  As of June 30, 2010, the Corporation showed unrealized gains, net of tax, of $2,597,000, compared to unrealized losses of $258,000 as of December 31, 2009, and $1,648,000 as of June 30, 2009.  The amounts of unrealized net gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, do not include any actual impairment taken on securities which are reflected on the Corporation’s Consolidated Statements of Income.  The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

Contractual Cash Obligations

Management signed a contract in March 2008 with the Corporation’s core processing vendor to conduct a comprehensive business processing improvement (BPI) engagement.  The majority of the engagement occurred over the six-month period beginning in July 2008.  Some benefits were realized in the fourth quarter of 2008 with an acceleration of benefits occurring in 2009 and subsequent years.  The financial goal of the BPI is to obtain $1.4 million to $2.2 million of annual pre-tax benefit through operational cost savings and revenue enhancements.  The strategic goal of the BPI engagement is to be a more efficient organization - with better customer service - at increased levels of profitability.  The fees for the entire BPI engagement were $756,000 plus travel-related expenses, which were billed through April 2009 at a rate of $68,700 per month.  All expenses related to this engagement have been paid.

Workforce realignment was a significant component of the Corporation’s BPI engagement.  In conjunction with the workforce realignment, a voluntary separation package was offered in September 2008 to all employees with twenty or more years of service.  On October 31, 2008, management established a $1,222,000 liability in connection with the voluntary separation package.  The liability covered all future separation obligations that were scheduled to be paid in 2009 and 2010 to 35 employees who accepted the package.  The separation package liability stood at $1,188,000 as of December 31, 2008, $476,000 as of June 30, 2009, and $186,000 as of December 31, 2009.  As of June 30, 2010, $65,000 remained to be paid of the initial $1,222,000 liability established.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments.  These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time.  As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of June 30, 2010.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

June 30,
2010
$
Commitments to extend credit:
Revolving home equity	16,437
Construction loans	12,978
Real estate loans	6,900
Business loans	59,106
Consumer loans	2,904
Other	3,574
Standby letters of credit	7,667

Total	109,566

Recent Developments

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”).  The Act will result in sweeping financial regulatory reform aimed at strengthening the nation’s financial services sector.

The Act’s provisions that have received the most public attention generally have been those applying to larger institutions or institutions that engage in practices in which we do not engage.  These provisions include growth restrictions, credit exposure limits, sponsoring and investing in hedge funds and private equity funds.

However, the Act contains numerous other provisions that likely will directly impact us and our banking subsidiary.  These include increased fees payable by banks to regulatory agencies, new capital guidelines for banks and bank holding companies, permanently increasing the FDIC insurance coverage from $100,000 to $250,000 per depositor, new liquidation procedures for banks, new regulations affecting consumer financial products, new corporate governance disclosures and requirements and the increased cost of supervision and compliance more generally.  Many aspects of the law are subject to rulemaking by various government agencies and will take effect over several years.  This time table, combined with the Act’s significant deference to future rulemaking by various regulatory agencies, makes it difficult for us to anticipate the Act’s overall financial, competitive and regulatory impact on us, our customers, and the financial industry more generally.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods.  Management monitors six-month, one-year, three-year, and five-year cumulative gaps to determine liquidity risk.  The Corporation was outside of internal gap guidelines for the one-year and three-year gap ratios as of March 31, 2010, with the one-year at 52% versus 60% guideline and the three-year at 72% versus 75% guideline.  During the second quarter of 2010, Management implemented prepayment speed assumptions for its securities portfolio to more accurately model principal paydowns received on securities.  It is management’s opinion that these investments are now modeled as accurately as possible and the cash flows received on each bond are reflected appropriately.  After these changes were made, as of June 30, 2010, the Corporation was within the internal gap guidelines for one-year and three-year gap ratios with the one-year gap at 66% and the three-year gap at 87%.  Lower interest rates during the second quarter of 2010 also had an impact in increasing prepayments speeds and the cash flow coming back from MBS and CMO securities which assisted in increasing the gap ratios.

Generally, through 2009 and into 2010, management had a bias towards rates remaining unchanged for a longer period of time and preferred to maintain gap ratios on the low end of gap guidelines as it is advantageous to have a smaller amount of assets subject to repricing while interest rates were at historically low levels.  Management took the position that rates could remain low for an extended period of time, which has occurred.  Management also believes that the Corporation’s large securities portfolio with the vast majority of these securities carrying unrealized gains is a readily accessible source of liquidity in the event any repositioning of assets is needed.  However, based on the length of past interest rate cycles, and the length that short-term rates have been at historically low levels,

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

there is an increased likelihood that short term rates will have to be increased.  While management believes at this point the current economic conditions have to improve further for short term rates to be increased, it is only prudent to be planning for higher interest rates in 2011.  Therefore, it was important for the Corporation to bring its gap ratios back within guidelines and begin to transition to a rates-up bias in 2011.  To transition too quickly would subject the Corporation to more repricing risk and could lower net interest margin.  To that regard, it is appropriate to position to have higher gap ratios after short term interest rates have moved up materially.  That way a significant amount of the Corporation’s assets, both loans and securities, do not reprice at the very beginning of the rates-up cycle.

Management expects that the gap ratios will remain within the established guidelines throughout the remainder of 2010.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources.  As of June 30, 2010, the Corporation was within guidelines for nearly all of the above measurements.  The only measurement that fell outside of the established guidelines was the securities portfolio liquidity.  As of December 31, 2009, management felt it would be advantageous to change the guideline for securities portfolio liquidity to 5.0-10.0% of assets up from the previous guideline of 2.5-7.5% of assets.  This change was instituted to afford for greater liquidity within the securities portfolio.  However, the new target will take some time to reach and, as of June 30, 2010, securities portfolio liquidity was 4.1% of assets.  While well within the former guideline, this ratio does fall outside of the newly established target.  Management anticipates that this ratio will be within the newly established guidelines by December 31, 2010.  All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges.   Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

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

The analysis projects the net interest income expected in the seven rate scenarios on a one-year time horizon.  As of June 30, 2010, the Corporation was within guidelines for the maximum amount of net interest income declines given all seven rate scenarios.  The Corporation’s projected net interest income fluctuations given the seven different rate scenarios did not change materially from December 31, 2009.

As of June 30, 2010, the Federal funds target rate was between 0.00% and 0.25%, so it is likely the Federal Reserve will not lower rates any further.  This means the Corporation’s primary concern in this current rate environment is with higher interest rate scenarios; therefore, they are reviewed with more scrutiny.  For the rates-up 100 and 200 basis-point scenario, net interest income decreases slightly compared to the rates unchanged scenario.  For the rates-up 300 basis-point scenario, the net interest income increases slightly compared to the rates unchanged scenario.  Unlike the rates down scenarios, the amount of negative impact of rising rates is very minimal and the larger rate movements do not get progressively worse.  The rates-up 300 basis-point scenario shows slight improvements over the rates-up 100 and 200 basis points.  The slightly positive impact of higher rates is because the impact of assets repricing to higher rates offsets the normal liability sensitivity of the Corporation, where a larger amount of liabilities reprice than assets.  In the rates-up scenarios, most of the Corporation’s variable rate loans reprice higher by the full amount of the Federal Reserve’s action; whereas management is generally able to limit the amount of liabilities repricing to a fraction of the rate increase.  Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly over the next twelve months.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk.  The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates.  The calculation of net portfolio value discounts future cash flows to the present value based on current market rates.  The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned under “Changes in Net Interest Income” above.  As of June 30, 2010, the Corporation was within guidelines for all scenarios although the analysis indicated some exposure in the rates-up scenarios.  This indicates that, as rates rise, the Corporation loses net portfolio value, with the value of assets declining at a faster rate than the decrease in the value of deposits.

The weakness with the net portfolio analysis is that it assumes liquidation of the Corporation rather than as a going concern.  For that reason, it is considered a secondary measurement of interest rate risk to “Changes in Net Interest Income” discussed above.

Index
ENB FINANCIAL CORP
Management's Discussion and Analysis

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of June 30, 2010, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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
June 30, 2010

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock and the Corporation’s industry.  There have not been any material changes in the primary risks since the December 31, 2009, Form 10-K and the March 31, 2010, Form 10-Q.  Additionally, no new risks have been identified since the last Form 10-K and the last Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds – Nothing to Report

Item 3.  Defaults Upon Senior Securities – Nothing to Report

Item 4.  (Removed and Reserved)

Item 5.  Other Information – Nothing to Report

Item 6.  Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Association of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	2001 Employee Stock Purchase Plan	****

11	Statement re: computation of per share earnings	4
	(Included on page 4 herein)

31.1	Section 302 Chief Executive Officer Certification	51

31.2	Section 302 Principal Financial Officer Certification	52

32.1	Section 1350 Chief Executive Officer Certification	53

32.2	Section 1350 Principal Financial Officer Certification	54

*	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.

**	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.

***	Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2008.

****	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.

Index
ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: August 13, 2010	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
President & CEO

Dated: August 13, 2010	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

Index
ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2001 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 51
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 52
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 53
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 54