Form 10-Q
period 2010-09-30
ENB Financial Corp
filed 2010-11-12
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2010
OR

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 5, 2010, the registrant had 2,852,869 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP
INDEX TO FORM 10-Q
September 30, 2010

Index

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

ENB Financial Corp
Consolidated Balance Sheets (Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)	September 30,	December 31,	September 30,
	2010	2009	2009
	$	$	$
ASSETS
Cash and due from banks	28,073	12,396	17,825
Intererest-bearing deposits in other banks	16	51	50
Federal funds sold	3,000	4,300	-

Total cash and cash equivalents	31,089	16,747	17,875

Securities available for sale (at fair value)	248,150	236,335	234,413

Loans held for sale	3,767	179	254

Loans (net of unearned income)	424,829	427,852	424,000

Less: Allowance for loan losses	6,714	5,912	5,743

Net loans	418,115	421,940	418,257

Premises and equipment	20,675	20,858	20,343

Regulatory stock	4,916	4,916	4,916

Bank owned life insurance	15,717	15,248	15,028

Other assets	10,457	9,729	7,303

Total assets	752,886	725,952	718,389

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	128,760	121,665	114,536
Interest-bearing	465,691	448,278	437,061

Total deposits	594,451	569,943	551,597

Short-term borrowings	-	-	2,023
Long-term debt	75,000	82,500	89,500
Other liabilities	6,058	3,933	5,234

Total liabilities	675,509	656,376	648,354

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,852,869
(Issued 2,869,557 and Outstanding 2,839,000 as of 12/31/09)
(Issued 2,869,557 and Outstanding 2,837,644 as of 09/30/09)	574	574	574
Capital surplus	4,340	4,415	4,432
Retained earnings	68,293	65,613	64,978
Accumulated other comprehensive income (loss), net of tax	4,589	(258)	867
Less: Treasury stock at cost 16,688 shares (30,557 shares as
of 12/31/09, and 31,913 shares as of 09/30/09)	(419)	(768)	(816)

Total stockholders' equity	77,377	69,576	70,035

Total liabilities and stockholders' equity	752,886	725,952	718,389

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Income (Unaudited)
Periods Ended September 30, 2010 and 2009

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)	Three Months		Nine Months
	2010	2009	2010	2009
	$	$	$	$
Interest and dividend income:

Interest and fees on loans	5,729	5,699	16,974	17,015
Interest on securities available for sale
Taxable	1,759	2,103	5,600	6,391
Tax-exempt	780	670	2,121	1,806
Interest on Federal funds sold	6	3	10	5
Dividend income	37	30	100	105

Total interest and dividend income	8,311	8,505	24,805	25,322

Interest expense:
Interest on deposits	1,765	2,240	5,577	6,930
Interest on short-term borrowings	-	6	-	15
Interest on long-term debt	855	968	2,569	2,899

Total interest expense	2,620	3,214	8,146	9,844

Net interest income	5,691	5,291	16,659	15,478

Provision for loan losses	450	1,344	1,350	1,720

Net interest income after provision for loan losses	5,241	3,947	15,309	13,758

Other income:
Trust and investment services income	216	153	780	697
Service fees	494	687	1,616	1,972
Commissions	409	371	1,169	1,054
Gains on securities transactions, net	478	129	1,036	285
Impairment losses on securities:
Impairment losses on investment securities	(492)	(2,118)	(596)	(2,118)
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	295	1,792	295	1,792
Net impairment losses on investment securities	(197)	(326)	(301)	(326)
Gains on sale of mortgages	55	64	118	211
Earnings on bank owned life insurance	138	157	427	473
Other	56	45	284	236

Total other income	1,649	1,280	5,129	4,602

Operating expenses:
Salaries and employee benefits	2,727	2,684	8,147	8,256
Occupancy	412	364	1,227	1,068
Equipment	210	199	626	616
Advertising & marketing	84	84	319	288
Computer software & data processing	432	393	1,190	1,163
Bank shares tax	208	182	590	546
Professional services	330	304	1,114	1,247
FDIC Insurance	172	165	512	881
Other	466	399	1,260	1,275

Total operating expenses	5,041	4,774	14,985	15,340

Income before income taxes	1,849	453	5,453	3,020

Provision (benefit) for federal income taxes	240	(189)	726	37

Net income	1,609	642	4,727	2,983

Earnings per share of common stock	0.56	0.23	1.66	1.05

Cash dividends paid per share	0.24	0.31	0.72	0.93

Weighted average shares outstanding	2,849,077	2,834,046	2,843,928	2,835,014

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Comprehensive Income  (Unaudited)
Periods Ended September 30, 2010 and 2009

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)	Three Months		Nine Months
	2010	2009	2010	2009
	$	$	$	$

Net income	1,609	642	4,727	2,983

Other comprehensive income arising during the period	2,737	4,008	6,609	2,813

Reclassification adjustment for gains realized in income	(478)	(129)	(1,036)	(285)

Reclassification adjustment for other-than-temporary impairment
losses realized in income	197	326	301	326

Other comprehensive income before tax	3,018	3,811	7,344	2,772

Income taxes related to comprehensive income	1,026	1,296	2,497	942

Other comprehensive income	1,992	2,515	4,847	1,830

Comprehensive income	3,601	3,157	9,574	4,813

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Cash Flows (Unaudited)

(DOLLARS IN THOUSANDS)	Nine Months Ended September 30,
	2010	2009
	$	$

Net income	4,727	2,983
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities and loan fees	958	548
Increase in interest receivable	(184)	(313)
Decrease in interest payable	(147)	(75)
Provision for loan losses	1,350	1,720
Gains on securities transactions	(1,036)	(285)
Impairment losses on securities	301	326
Gains on sale of mortgages	(118)	(211)
Loans originated for sale	(4,252)	(2,911)
Proceeds from sales of loans	782	3,113
Earnings on bank-owned life insurance	(427)	(473)
Losses on other real estate owned	58	-
Depreciation of premises and equipment and amortization of software	1,029	936
Deferred income tax	(425)	(576)
Decrease in prepaid federal deposit insurance	460	-
Other assets and other liabilities, net	(759)	(279)
Net cash provided by operating activities	2,317	4,503

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	44,065	47,350
Proceeds from sales	40,841	41,471
Purchases	(89,649)	(106,667)
Proceeds from sale of other real estate owned	371	-
Purchase of regulatory bank stock	-	(1)
Purchase of bank-owned life insurance	(42)	(43)
Net (increase)/decrease in loans	2,095	(12,189)
Purchases of premises and equipment	(628)	(1,205)
Purchase of computer software	(263)	(121)
Net cash used in investing activities	(3,210)	(31,405)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	22,245	12,615
Net increase in time deposits	2,263	27,870
Net decrease in short-term borrowings	-	(9,777)
Proceeds from long-term debt	7,500	10,000
Repayments of long-term debt	(15,000)	(12,500)
Dividends paid	(2,047)	(2,634)
Treasury stock sold	274	270
Treasury stock purchased	-	(459)
Net cash provided by financing activities	15,235	25,385
Increase/(decrease) in cash and cash equivalents	14,342	(1,517)
Cash and cash equivalents at beginning of period	16,747	19,392
Cash and cash equivalents at end of period	31,089	17,875

Supplemental disclosures of cash flow information:
Interest paid	8,293	9,919
Income taxes paid	1,040	210

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned held for sale from loans	429	-
Fair value adjustments for securities available for sale	7,344	2,772

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

ENB Financial Corp (“the Corporation”) is the bank holding company for Ephrata National Bank (the “Bank”), which is a wholly-owned subsidiary of ENB Financial Corp.  This Form 10-Q, for the third quarter of 2010, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.	Securities Available for Sale

The amortized cost and fair value of securities held at September 30, 2010, and December 31, 2009, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2010
U.S. treasuries & government agencies	42,693	2,490	-	45,183
Mortgage-backed securities	27,916	972	-	28,888
Collateralized mortgage obligations	64,762	1,147	(147)	65,762
Private collateralized mortgage obligations	13,458	116	(1,150)	12,424
Corporate bonds	12,266	470	(7)	12,729
Obligations of states and political subdivisions	76,102	3,241	(99)	79,244
Total debt securities	237,197	8,436	(1,403)	244,230
Marketable equity securities	4,000	-	(80)	3,920
Total securities available for sale	241,197	8,436	(1,483)	248,150

December 31, 2009
U.S. treasuries & government agencies	47,018	740	(187)	47,571
Mortgage-backed securities	41,392	1,073	(75)	42,390
Collateralized mortgage obligations	53,284	947	(249)	53,982
Private collateralized mortgage obligations	16,568	21	(3,841)	12,748
Corporate bonds	12,933	436	-	13,369
Obligations of states and political subdivisions	62,531	1,310	(472)	63,369
Total debt securities	233,726	4,527	(4,824)	233,429
Marketable equity securities	3,000	-	(94)	2,906
Total securities available for sale	236,726	4,527	(4,918)	236,335

The amortized cost and fair value of debt securities available for sale at September 30, 2010, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	27,013	27,525
Due after one year through five years	92,671	95,109
Due after five years through ten years	56,516	58,220
Due after ten years	60,997	63,376
Total debt securities	237,197	244,230

Securities available for sale with a par value of $76,193,000 and $64,568,000 at September 30, 2010, and December 31, 2009, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law.  The fair value of these pledged securities was $81,778,000 at September 30, 2010, and $67,383,000 at December 31, 2009.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below.  Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2010	2009
	$	$

Proceeds from sales	40,841	41,471
Gross realized gains	1,076	885
Gross realized losses	40	600

SUMMARY OF GAINS AND LOSSES ON SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2010	2009
	$	$

Gross realized gains	1,076	885

Gross realized losses	40	600
Impairment on securities	301	326

Total gross realized losses	341	926

Net gains (losses) on securities	735	(41)

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

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis.  As of September 30, 2010, three private collateralized mortgage obligations (PCMO) were considered to be other-than-temporarily impaired, and the cash flow analysis on two of these three securities indicated a need to take impairment charges.  These two securities were written down by a cumulative total of $641,000 as of September 30,

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

2010.  The other security was showing projected losses within the total amount of remaining accretion, resulting in no impairment charges to this point.  As of December 31, 2009, three PCMOs were considered to be other-than-temporarily impaired.  These securities were written down by a cumulative total of $369,000 as of December 31, 2009.  One of the impaired securities as of December 31, 2009, was sold in the second quarter of 2010 for a minimal loss of $8,000.  Information pertaining to securities with gross unrealized losses at September 30, 2010, and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of September 30, 2010
Collateralized mortgage obligations	14,134	(147)	-	-	14,134	(147)
Private collateralized mortgage obligations	-	-	7,888	(1,150)	7,888	(1,150)
Corporate bonds	992	(7)	-	-	992	(7)
Obligations of states and
political subdivisions	2,300	(15)	4,079	(84)	6,379	(99)

Total debt securities	17,426	(169)	11,967	(1,234)	29,393	(1,403)

Marketable equity securities	-	-	3,920	(80)	3,920	(80)

Total temporarily impaired securities	17,426	(169)	15,887	(1,314)	33,313	(1,483)

As of December 31, 2009
U.S. treasuries & government agencies	14,315	(187)	-	-	14,315	(187)
Mortgage-backed securities	9,380	(75)	-	-	9,380	(75)
Collateralized mortgage obligations	9,737	(249)	-	-	9,737	(249)
Private collateralized mortgage obligations	-	-	11,262	(3,841)	11,262	(3,841)
Obligations of states and
political subdivisions	6,407	(64)	9,451	(408)	15,858	(472)

Total debt securities	39,839	(575)	20,713	(4,249)	60,552	(4,824)

Marketable equity securities	-	-	2,906	(94)	2,906	(94)

Total temporarily impaired securities	39,839	(575)	23,619	(4,343)	63,458	(4,918)

In the debt security portfolio, there are 22 positions that are considered temporarily impaired at September 30, 2010.  Of those 22 positions, three PCMOs were the only instruments considered other-than-temporarily impaired at September 30, 2010.

The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation.  The Corporation adopted a provision of U.S. generally accepted accounting principles which provides for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss), which is recognized in earnings, and (b), the amount of total OTTI related to all other factors, which is recognized, net of taxes, as a component of accumulated other comprehensive

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

income. The adoption of this provision was only applicable to three of the Corporation’s PCMOs since these instruments were the only instruments management deemed to be other-than-temporarily impaired.

The Corporation recorded $197,000 of impairment in the third quarter of 2010, and $301,000 of impairment for the nine months ended September 30, 2010, on two of the three PCMOs that were previously recognized as other-than-temporarily impaired in 2009.  The third PCMO that was impaired as of December 31, 2009, was sold at a minimal loss during the second quarter of 2010.  Impairment was first recorded in the third quarter of 2009 for a total of $297,000 on two of three PCMO securities which are currently impaired.  An additional $42,000 of impairment was recorded in the fourth quarter of 2009 on the same two securities.  With the 2010 impairment, a cumulative total of $641,000 of impairment has been recorded beginning with the third quarter of 2009.

The impairment on the PCMOs is a result of a deterioration of expected cash flows on these securities due to higher foreclosure and severity rates indicating expected principal losses in excess of the remaining credit protection on these instruments.  Management tested the bonds and determined that it is likely that five of the six PCMOs will continue to pay an average of 8 constant prepayment rate (CPR) or higher.  An 8 CPR speed means that eight percent of the principal would be expected to prepay in one year’s time.  One PCMO is projected to pay an average of 15 CPR.  The average CPR speed for the five PCMOs for the third quarter of 2010 was 10 CPR while the sixth PCMO was paying at 16 CPR.  Based on the historical, current, and expected prepayment speeds, management determined that it was appropriate to take additional impairment on two PCMOs in the first quarter of 2010, one in the second quarter of 2010, and one in the third quarter of 2010, based on expected principal losses at the expected future speeds of 8 and 15 CPR.

The following table summarizes the cumulative roll-forward of credit losses on the Corporation’s other-than-temporarily impaired PCMOs recorded in earnings, for which a portion was also recognized as a component of other comprehensive income for the nine months ended September 30, 2010 and September 30, 2009:

CREDIT LOSSES ON OTHER-THAN-TEMPORARILY IMPAIRED SECURITIES
(DOLLARS IN THOUSANDS)

	2010	2009
	$	$

Balance as of January 1st	369	-

Additional credit losses on debt securities for which other-
than-temporary impairment was previously recognized	301	297

Balance as of September 30th	670	297

The following table reflects the book value, market value, and unrealized loss as of September 30, 2010, on the two PCMO securities held which had impairment taken in 2010.  The values shown are after the Corporation recorded year-to-date impairment charges of $301,000 through September 30, 2010.  The $301,000 is deemed to be a credit loss and is the amount that management expects the principal loss will be by the time these two securities mature.  The remaining $295,000 of unrealized losses is deemed to be a market value loss that is considered temporary.  Prior to the impairment charge, these two securities had unrealized losses of $596,000.

SECURITY IMPAIRMENT CHARGES
(DOLLARS IN THOUSANDS)

				Year-to-Date
	As of September 30, 2010			2010
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	3,954	3,659	(295)	(301)

Recent market conditions throughout the financial sector have made the evaluation regarding the possible impairment of PCMOs difficult to fully determine given the volatility of their pricing, based not only on interest rate changes, but collateral uncertainty as well.  The Corporation’s MBS and CMO holdings are backed by the U.S.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

government, and therefore, experience significantly less volatility and uncertainty than the PCMO securities.  The Corporation’s PCMO holdings make up a minority of the total MBS, CMO, and PCMO securities held.  As of September 30, 2010, on an amortized cost basis, PCMOs accounted for 12.7% of the Corporation’s total MBS, CMO, and PCMO holdings, compared to 14.9% as of December 31, 2009.  As of September 30, 2010, six PCMOs were held with two of the six rated AAA by either Moody’s or S&P.  The remaining four securities were rated below investment grade.  Impairment charges, as detailed above, were taken on two of these securities during 2010.  Management conducts impairment analysis on a quarterly basis and currently has no plans to sell these securities as cash flow analysis performed under severe stress testing does not indicate a need to take further impairment on the bonds that are considered impaired and does not show principal losses on the three bonds that are not deemed as impaired.   The unrealized loss position of all of the Corporation’s PCMOs has significantly improved since December 31, 2009.  The PCMO net unrealized losses stood at $3.8 million as of December 31, 2009, and improved to a $1.0 million net unrealized loss as of September 30, 2010.  Two of the six PCMOs are carrying unrealized gains.  Management has concluded that, as of September 30, 2010, the unrealized losses outlined in the above table represent temporary declines.  The Corporation does not intend to sell, and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of September 30, 2010, December 31, 2009, and September 30, 2009, by level within the fair value hierarchy.  As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

(DOLLARS IN THOUSANDS)

	September 30, 2010
	Level I	Level II	Level III	Total

U.S. treasuries & government agencies	$-	$45,183	$-	$45,183
Mortgage-backed securities	-	28,888	-	28,888
Collateralized mortgage obligations	-	65,762	-	65,762
Private collateralized mortgage obligations	-	12,424	-	12,424
Corporate debt securities	-	12,729	-	12,729
Obligations of states and political subdivisions	-	79,244	-	79,244
Equity securities	3,920	-	-	3,920

Total securities	$3,920	$244,230	$-	$248,150

On September 30, 2010, the Corporation held no securities valued using level III inputs.  All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis.  The Corporation’s CRA fund investments are fair valued utilizing level I inputs because the funds have their own quoted prices in an active

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

market.  As of September 30, 2010, the CRA fund investments had a $4,000,000 book value with a fair market value of $3,920,000.

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

Fair Value Measurements:

(DOLLARS IN THOUSANDS)

	September 30, 2009
	Level I	Level II	Level III	Total

U.S. treasuries & government agencies	$-	$46,710	$-	$46,710
Mortgage-backed securities	-	43,274	-	43,274
Collateralized mortgage obligations	-	48,782	-	48,782
Private collateralized mortgage obligations	-	13,932	-	13,932
Corporate debt securities	-	13,243	-	13,243
Obligations of states and political subdivisions	-	65,554	-	65,554
Equity securities	2,918	-	-	2,918

Total securities	$2,918	$231,495	$-	$234,413

On September 30, 2009, the Corporation held no securities valued using level III inputs.  All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis.  As of September 30, 2009, the Corporation’s CRA fund investments had a book value of $3,000,000 and a fair market value of $2,918,000 utilizing level I pricing.

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.  In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.  There were no level III securities as of September 30, 2010, December 31, 2009, or September 30, 2009.

The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of September 30, 2010, December 31, 2009, and September 30, 2009, by level within the fair value hierarchy:

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

(DOLLARS IN THOUSANDS)

	September 30, 2010
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$5,376	$5,376
OREO	520	-	-	520
Total	$520	$-	$5,376	$5,896

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$6,804	$6,804
OREO	520	-	-	520
Total	$520	$-	$6,804	$7,324

	September 30, 2009
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$1,299	$1,299
OREO	520	-	-	520
Total	$520	$-	$1,299	$1,819

The Corporation had a total of $5,780,000 of impaired loans as of September 30, 2010, with $404,000 of specifically allocated allowance against these loans.  The Corporation had a total of $7,615,000 of impaired loans as of December 31, 2009, with $811,000 of specifically allocated allowance against these loans. The Corporation had a total of $2,682,000 of impaired loans as of September 30, 2009, with $1,383,000 of specifically allocated allowance against these loans.  Impaired loans are valued based on a discounted present value of expected future cash flow.

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management.  The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell.  The Corporation’s OREO balance consists of one manufacturing property that has been classified as OREO since December 2006.  The manufacturing property has been under an agreement of sale.  Settlement on the sale has been deferred, pending the completion of a due-diligence period whereby, for the sale to occur, the property would need to meet all contingencies of the agreement.  The sales agreement has been extended until December 31, 2010, with the same sales price.   Management expects settlement to occur in the first half of 2011.

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Regulatory Stock
Regulatory stock is valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore the carrying amount is a reasonable estimate of fair value.

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

Accrued Interest Receivable
The carrying amount of accrued interest receivable is a reasonable estimate of fair value.

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

Accrued Interest Payable
The carrying amount of accrued interest payable is a reasonable estimate of fair value.

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Corporation's financial instruments at September 30, 2010, December 31, 2009, and September 30, 2009, are as follows:

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

FAIR VALUE OF FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

	September 30,		December 31,		September 30,
	2010		2009		2009
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	$	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	31,089	31,089	16,747	16,747	17,875	17,875
Securities available for sale	248,150	248,150	236,335	236,335	234,413	234,413
Regulatory stock	4,916	4,916	4,916	4,916	4,916	4,916
Loans held for sale	3,767	3,767	179	179	254	254
Loans, net of allowance	418,115	423,863	421,940	419,961	418,257	415,577
Accrued interest receivable	3,313	3,313	3,129	3,129	3,108	3,108
Bank owned life insurance	15,717	15,717	15,248	15,248	15,028	15,028
Mortgage servicing asset	36	36	46	46	46	46

Financial Liabilities:
Demand deposits	128,760	128,760	121,665	121,665	114,536	114,536
Interest demand deposits	57,843	57,843	51,680	51,680	52,124	52,124
Savings deposits	90,623	90,623	86,534	86,534	81,869	81,869
Money market deposit accounts	53,300	53,300	48,404	48,404	44,249	44,249
Time deposits	263,925	269,037	261,660	265,284	258,819	262,604
Total deposits	594,451	599,563	569,943	573,567	551,597	555,382

Short-term borrowings	-	-	-	-	2,023	2,023
Long-term borrowings	75,000	80,811	82,500	87,490	89,500	94,543
Total borrowings	75,000	80,811	82,500	87,490	91,523	96,566

Accrued interest payable	1,346	1,346	1,493	1,493	1,628	1,628

5.	Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements.  These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit.  As of September 30, 2010, firm loan commitments were $9.4 million, unused lines of credit were $90.9 million, and open letters of credit were $7.2 million.  The total of these commitments was $107.5 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments.  The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

6.	Recently Issued Accounting Standards

In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-16, Accounting for Transfer of Financial Assets.  ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 is effective for annual periods beginning after November 15, 2009, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Corporation’s financial position or results of operations.

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

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  ASU 2010-05 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Corporation’s financial position or results of operations.

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

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Corporation is currently evaluating the impact the adoption of this guidance will have on the Corporation’s financial position or results of operations.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document.  These factors include, but are not limited to, the following:

•	Economic conditions
•	Impact of new laws and regulations, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act
•	Monetary and interest rate policies of the Federal Reserve Board
•	Volatility of the securities markets
•	Effects of deteriorating economic conditions, specifically the effect on loan customers to repay loans
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Changes in deposit flows, loan demand, or real estate and investment securities values
•	Changes in accounting principles, policies, or guidelines
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

Results of Operations

Overview

The Corporation recorded net income of $1,609,000 and $4,727,000 for the three and nine-month periods ended September 30, 2010, a 150.6% and 58.5% increase over the $642,000 and $2,983,000 earned during the same periods in 2009.  Earnings per share, basic and diluted, were $0.56 and $1.66 for the three and nine months ended September 30, 2010, compared to $0.23 and $1.05 for the same periods in 2009.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s net interest income for the three and nine months ended September 30, 2010, showed significant improvement over the same periods in 2009.  Net interest income amounted to $5,691,000 for the third quarter of 2010, compared to $5,291,000 for the same quarter in 2009, a 7.6% increase.  Year-to-date net interest income was $16,659,000 through September 30, 2010, a 7.6% increase over the $15,478,000 earned in the first nine months of 2009.  The Corporation’s net interest margin was 3.61% for the third quarter of 2010, compared to 3.41% for the third quarter of 2009.  The Corporation’s year-to-date net interest margin was 3.53% through September 30, 2010, as compared to 3.38% for the same period in 2009.

Another significant item affecting the Corporation’s third quarter and year-to-date 2010 earnings was a reduction in the provision for loan loss expense compared to 2009.  The Corporation recorded a provision for loan loss expense of $450,000 and $1,350,000 for the three and nine months ended September 30, 2010, compared to $1,344,000 and $1,720,000 recorded for the respective periods in 2009.  The provision was sharply increased in the third quarter of 2009 to compensate for the rising level of delinquencies and non-performing loans and to continue to build the Corporation’s allowance for loan losses as a percentage of total loans.  In 2010, the levels of delinquencies and non-performing loans began to decrease from highs at the end of 2009, so while the provision expense was still elevated at $150,000 per month, no additional provision amount was required at the end of each quarter.  Due to the higher provision expense since the third quarter of 2009, the allowance as a percentage of loans has increased from 1.35% as of September 30, 2009, to 1.58% as of September 30, 2010.

Other income, excluding the gain or loss on the sale of securities and impairment losses on securities, decreased 7.4%, or $109,000, for the third quarter of 2010, compared to 2009.  For the first nine months of 2010, other income, excluding the gain or loss on the sale of securities and impairment losses on securities, decreased 5.4%, or $249,000, compared to the same period in 2009.  Meanwhile, operational costs for the three months ended September 30, 2010, compared to the same period in 2009, increased at a pace of 5.6%, or $267,000, including the decrease in FDIC insurance expenses.  For the first nine months of 2010, total operational costs, including FDIC insurance expenses, decreased by 2.3%, or $355,000, from the same period in 2009.  Excluding the decrease in FDIC insurance expense, total operating expenses would have increased marginally for the first nine months of 2010 compared to the same prior year period.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE).  ROA measures how efficiently a bank generates income based on the amount of assets or size of a company.  ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.  The latter measurement typically receives more attention from shareholders.  The ROA and ROE for the three and nine months ended September 30, 2010, increased compared to the same periods in 2009 due to the increase in the Corporation’s income.

Key Ratios	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Return on Average Assets	0.85%	0.35%	0.85%	0.56%
Return on Average Equity	8.46%	3.73%	8.70%	5.87%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Non-interest income
•	Non-interest expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income.  Net interest income typically generates more than 75% of the Corporation’s gross revenue stream.  The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis.  For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis.  The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income.  The amount of FTE adjustment totaled $523,000 for the three months ended September 30, 2010, and $1,469,000 for the nine months ended September 30, 2010, compared to $455,000 and $1,259,000 for the same periods in 2009.

The amount of the tax adjustment varies depending on the amount of income earned on tax-free assets.  The Corporation had been in an alternative minimum tax (AMT) position for years 2006 through 2009.  As a result, tax–free loans and securities did not offer the full tax advantage they did when the Corporation was not subject to AMT.  During 2008 and into the first quarter of 2009, management was actively reducing the tax-free municipal bond portfolio in an effort to reduce the Corporation’s AMT position, which acted to reduce the tax-equivalent adjustments.  However, because of legislation that followed the credit crisis in the fall of 2008, financial institutions were permitted to treat 2009 and 2010 newly issued tax-free municipal bonds as AMT-exempt for the life of the bond.  As a result, management resumed normal purchasing of municipal bonds, but only purchased AMT-exempt municipal bonds.  This action began to increase the size of the tax-free municipal bond portfolio, which resulted in a higher tax-equivalent adjustment in 2010.  The tax-equivalent adjustment is expected to grow slowly throughout 2010 as more AMT-exempt municipal bond securities are added.

Net Interest Income
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	$	$	$	$
Total interest income	8,311	8,505	24,805	25,322
Total interest expense	2,620	3,214	8,146	9,844

Net interest income	5,691	5,291	16,659	15,478
Tax equivalent adjustment	523	455	1,469	1,259

Net interest income (fully taxable equivalent)	6,214	5,746	18,128	16,737

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

The Federal funds rate, which is the overnight rate financial institutions charge other financial institutions to borrow or invest overnight funds, declined from 5.25% in August 2007 to 0.25% by December 2008.  On December 16, 2008, the Federal Reserve Bank cut the Federal funds rate from 1.00% to a target rate of 0.00% to 0.25%.  The Federal funds rate has effectively remained at 0.25% through September 30, 2010, and is the rate at the time of this filing.  The decrease in the Federal funds rate has reduced the cost of funds on overnight borrowings and allowed lower interest rates to be paid on deposits, reducing the Corporation’s interest expense.  The Prime rate declined in tandem with the Federal funds rate over the same period mentioned above.  The above rate reductions have generally had offsetting positive and negative impacts respectively to the Corporation’s NII.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The decrease in the Prime rate, and a prolonged period with a Prime rate of 3.25%, has reduced the yield on the Corporation’s Prime-based loans, having a direct negative impact on the interest income for the Corporation.  The Corporation’s fixed rate loans do not reprice as rates change; however, with the historic decline in interest rates, more customers have moved into Prime-based loans or have refinanced into lower fixed rate loans.  Management has instituted floors on certain loan instruments and revised pricing standards to counter balance the reduction of loan yield during this historically low-rate period.

Even though the Federal funds rate remains at a historic low of 0.25%, the Treasury yield curve has retained some slope allowing banks the ability to invest or lend at longer terms with higher yields.  However, mid-term and long-term rates have come down significantly in the past two quarters of 2010.  As of March 31, 2010, the two-year Treasury was approximately 1.00%; as of June 30, 2010, it had declined to 0.60%; and at September 30, 2010, it had fallen to 0.42%.  Similarly, the five-year and ten-year Treasury rates were 2.55% and 3.84%, respectively, as of March 31, 2010, and had declined to 1.79% and 2.97%, respectively, as of June 30, 2010.  As of September 30, 2010, the two-year and five-year rates had fallen to 1.27% and 2.53%, respectively.  These decreases since June 30, 2010, of 52 basis points in the five-year Treasury and 44 basis points in the ten-year Treasury are not only large absolute declines, but, on a percentage basis, represent a 29.1% and 17.4% drop in rates in just one quarter.  Since deposits and borrowings generally price off short-term rates, the extremely low cost of short-term funds permitted management to continue to reduce the overall cost of funds during the first nine months of 2010.  Management continued to reprice time deposits and borrowings to lower levels.  Rates on interest bearing core deposit accounts were also reduced during the first nine months of 2010, with additional reductions after September 30, 2010, but prior to the filing of this report.  Meanwhile, management continued to invest in securities and originate loans at longer terms, where the U.S. Treasury curve and market rates are higher, but down significantly from levels experienced in the first half of 2010.

Management anticipates that interest rates will remain at these historically low levels for the remainder of 2010 because of the current economic and credit situation.  This will likely result in the U.S. Treasury curve retaining a positive slope for most of 2010, based on the economic data currently available.  This allows management to continue to price the vast majority of liabilities off lower short-term rates, while pricing loans and investing in longer securities, which are based off the five-year and ten-year Treasury rates that are moderately higher.  The Corporation’s margin has generally improved since the second quarter of 2009, but the margin grew faster in the second half of 2009 and then declined in the first quarter of 2010 before increasing again.  The Corporation’s margin was 3.61% for the third quarter of 2010, a 20 basis-point improvement over the 3.41% for the third quarter of 2009.  The Corporation’s margin declined in the first quarter of 2010 due to increased security amortization and increased levels of non-accrual loans resulting in lower interest income.  The margin improved in both the second and third quarters of 2010 primarily due to further declines in the cost of funds.  The margin also benefited from lower levels of amortization expense and fewer loans being placed on non-accrual status.

For the third quarter of 2010, the Corporation’s NII on an FTE basis increased by $468,000, or 8.1%, compared to the same period in 2009.  For the first nine months of 2010, the Corporation’s NII on an FTE basis increased by $1,391,000, or 8.3%, compared to the same period in 2009.  As shown on the tables that follow, interest income, on an FTE basis for the quarter ending September 30, 2010, decreased by $126,000, or 1.4%, and interest expense decreased by $594,000, or 18.5%, compared to the same period in 2009.  For the first nine months of 2010, interest income and interest expense on an FTE basis decreased by $307,000, or 1.2%, and $1,698,000, or 17.2%, respectively, compared to the first nine months of 2009.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	For the Three Months Ended September 30,
	2010			2009
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	2,851	6	0.84	1,830	3	0.54

Securities available for sale:
Taxable	178,430	1,794	4.02	185,859	2,132	4.59
Tax-exempt	73,010	1,156	6.33	60,226	987	6.56
Total securities (d)	251,440	2,950	4.69	246,085	3,119	5.07

Loans (a)	429,996	5,876	5.45	421,986	5,836	5.52

Regulatory stock	4,916	2	0.20	4,916	2	0.20

Total interest earning assets	689,203	8,834	5.12	674,817	8,960	5.30

Non-interest earning assets (d)	63,322			50,748

Total assets	752,525			725,565

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	110,668	103	0.37	98,530	143	0.58
Savings deposits	91,446	24	0.10	82,902	36	0.17
Time deposits	265,559	1,638	2.45	262,822	2,061	3.11
Borrowed funds	78,817	855	4.30	93,169	974	4.15
Total interest bearing liabilities	546,490	2,620	1.90	537,423	3,214	2.37

Non-interest bearing liabilities:

Demand deposits	124,718			114,256
Other	5,867			5,660

Total liabilities	677,075			657,339

Stockholders' equity	75,450			68,226

Total liabilities & stockholders' equity	752,525			725,565

Net interest income (FTE)		6,214			5,746

Net interest spread (b)			3.22			2.93
Effect of non-interest
bearing funds			0.39			0.48
Net yield on interest earning assets (c)			3.61			3.41

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan fees and costs of ($208,000) as of September 30, 2010, and ($315,000) as of September 30, 2009.  Such fees and costs recognized through income and included in the interest amounts totaled $17,000 in 2010, and $20,000 in 2009.
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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2010			2009
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	2,901	10	0.47	1,486	4	0.40

Securities available for sale:
Taxable	179,120	5,693	4.24	181,111	6,489	4.78
Tax-exempt	67,063	3,138	6.24	55,432	2,657	6.39
Total securities (d)	246,183	8,831	4.78	236,543	9,146	5.16

Loans (a)	431,267	17,426	5.39	416,809	17,423	5.58

Regulatory stock	4,916	7	0.20	4,916	8	0.22

Total interest earning assets	685,267	26,274	5.11	659,754	26,581	5.38

Non-interest earning assets (d)	58,637			50,207

Total assets	743,904			709,961

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	105,865	339	0.43	96,418	480	0.67
Savings deposits	89,773	85	0.13	79,650	132	0.22
Time deposits	267,124	5,153	2.58	255,082	6,318	3.31
Borrowed funds	81,595	2,569	4.21	94,206	2,914	4.14
Total interest bearing liabilities	544,357	8,146	2.00	525,356	9,844	2.51

Non-interest bearing liabilities:

Demand deposits	121,911			110,746
Other	5,030			5,887

Total liabilities	671,298			641,989

Stockholders' equity	72,606			67,972

Total liabilities & stockholders' equity	743,904			709,961

Net interest income (FTE)		18,128			16,737

Net interest spread (b)			3.11			2.87
Effect of non-interest
bearing funds			0.42			0.51
Net yield on interest earning assets (c)			3.53			3.38

(a) Includes balances of nonaccrual loans and the recognition of any related interest income. Year-to-date average balances include net deferred loan fees and costs of ($246,000) as of September 30, 2010, and  ($304,000) as of September 30, 2009.  Such fees and costs recognized through income and included in the interest amounts totaled $32,000 in 2010, and $37,000 in 2009.
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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Earnings and yields on loans did not change significantly for the three and nine-month periods ended September 30, 2010, compared to the same periods in 2009.  Earnings and yields were negatively impacted by the very low Prime rate of 3.25% and the increased volume in Prime-based loans, but the negative impact began in 2009, so the continued impact has lessened over time.  Even with a Prime floor of 4.00% in place for new volumes of Prime-based loans, this rate is significantly below typical fixed-rate business and commercial loans, which generally range between 5.50% and 7.50%.  Most of the Corporation’s loan growth has occurred in Prime-based loans, which will aid the Corporation when interest rates rise.  Currently, the increased levels of Prime-based loans continue to cause the Corporation’s average loan yield to decrease.  There are times when sufficient growth in the loan portfolio can make up for decreases in yield while still allowing for higher overall interest income on loans.  However, with the Prime rate at extremely low levels, even with Prime-plus loans being originated, the net impact is a reduction of loan yield.  This occurs as more variable rate loan growth is occurring than fixed rate loan growth.  Additionally, many consumers and businesses are taking the opportunity presented by the historically low Prime rate to borrow additional amounts on existing lines of credit not fully utilized.  Nearly all of the Prime-plus rates on the Corporation’s business and commercial lines of credit are below the business and commercial fixed rates.  This type of growth substantially reduces the amount of income generated on loans.

Management instituted floors on certain types of consumer home equity lines of credit at the end of 2008, and instituted limited floors on business and commercial Prime-based loans in 2009.  Effective January 1, 2010, new Prime-based lines of credit were floored at 4.00%.  Additionally in 2010, as lines of credit are renewed, a Prime-plus tiered rating system will factor in downgrades in credit rating, resulting in an immediate impact on the rate.  These actions are designed to preserve loan yield and more effectively assign higher Prime-based loan rates to weaker credits to be adequately compensated for the higher degree of credit risk.

Earnings and yields on the Corporation’s securities have also been negatively impacted by the historically low interest rates.  The Corporation’s securities portfolio consists of nearly all fixed income debt instruments.  The U.S. Treasury rates have remained at historically low levels since the Federal funds rate was reduced to 0.25% in December 2008.  As the low-rate period continues to extend, larger amounts of securities are maturing forcing the proceeds to be reinvested into lower-yielding instruments.  The Corporation’s taxable securities experienced a 57 basis-point and a 54 basis-point reduction in yield for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, due to reinvesting into lower-yielding instruments.  Tax-exempt security earnings and yields were affected by two events: lower investment yields, and heavier-than-normal amortization on instruments purchased at premiums.  Several municipal securities were called during the first quarter of 2010 that carried large amounts of premium.  These premiums had to be amortized to the call date.  The yield on tax-exempt securities decreased by 23 basis points for the three months ended September 30, 2010, over the same period in 2009.  For the nine months ended September 30, 2010, the yield on tax-exempt securities decreased by 15 basis points compared to the same period in 2009.

The Corporation’s interest bearing liabilities have continued to grow steadily through 2009 and during the first nine months of 2010.  With significantly lower interest rates, total interest expense declined despite the increase in balances.  Lower rates on all deposit types helped to reduce total interest expense by $594,000 for the three months ended September 30, 2010, and $1,698,000 for the nine months ended September 30, 2010, compared to the same periods in 2009.  Demand and savings deposits reprice in entirety whenever the offering rates are changed.  This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels.  Due to the size of rate decreases relative to the initial interest rate, the percentage decreases in the actual interest rates are very high.  The annualized rate on interest bearing demand accounts decreased by 36.2% and 35.8% for the three and nine-month periods ended September 30, 2010, compared to the prior year’s periods, while the annualized rate on savings accounts declined 41.2% and 40.9%, respectively for the same periods.  Importantly, while the percentage of rate decreases is large, the scope of further reductions in dollar amount of interest expense is very limited since rates cannot conceivably be reduced much lower.

Time deposits reprice over time according to their maturity schedule.  This enables management to both reduce and increase rates slowly over time.  Historically, the Corporation has seen increases in time deposit balances when the equity markets decline, as investors attempt to protect principal.  This occurred to an even larger degree during 2009 and throughout the first nine months of 2010, as the equity markets faced unprecedented weakness.  The significant growth of the time deposit portfolio at low rates means that the Corporation has additional funds to utilize on the asset side of the balance sheet while keeping interest expense costs low.  Additionally, time deposits that matured in the last eighteen months have mostly repriced to a lower rate, saving significant funding costs.  The Corporation was

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

able to reduce interest expense on time deposits by $423,000 for the third quarter of 2010, and $1,165,000 for the year-to-date period compared to the same periods in 2009, while still increasing average balances by $2.7 million and $12.0 million, respectively.  This effectively reduced the annualized rate paid on time deposits by 66 basis points when comparing the three-month periods in both years, and 73 basis points when comparing the nine-month periods in both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth.  Because of the faster-paced growth in deposits compared to a slower growth in the loan portfolio, management reduced total borrowing levels from September 30, 2009 to September 30, 2010.  The Corporation decreased average borrowings by $14.4 million in the third quarter of 2010, compared to the same quarter in 2009, reducing interest expense on borrowings by $119,000.  The year-to-date period shows a decrease in average borrowings of $12.6 million with a corresponding decrease in interest expense of $345,000 compared to the year-to-date period in 2009.

The NIM was 3.61% for the third quarter of 2010, and 3.53% for the nine months ended September 30, 2010, compared to 3.41% and 3.38% for the same periods in 2009.  For the three-month period ended September 30, 2010, the net interest spread increased twenty-nine basis points to 3.22%, from 2.93% for the same period in 2009.  For the nine-month period ended September 30, 2010, the net interest spread increased twenty-four basis points to 3.11%, from 2.87% for the same period in 2009.  The effect of non-interest bearing funds dropped nine basis points for both time periods compared to 2009.  The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Bank does not pay interest.  As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities.  For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20.  This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue.  For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio.  The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio.  The Corporation added $1,350,000 to the allowance for the nine months ended September 30, 2010, compared to $1,720,000 for the same period in 2009.  The Corporation gives special attention to the level of delinquent loans.  The analysis of the allowance for loan losses takes into consideration, among other things, the following factors:

•	Historical loan loss experience by loan type
•	Concentrations of credit risk
•	Volume of delinquent and non-performing loans
•	Collateral evaluation on a liquidation basis for specifically reviewed credits
•	Loan portfolio characteristics
•	Current economic conditions

Coupled with the prolonged period of economic decline, specifically the weaker housing market and ongoing credit concerns, the Corporation has experienced a general increase in loan delinquencies since the beginning of 2009, however, delinquencies did not rise materially until the third quarter of 2009.  Total delinquencies, as a percentage of total loans, stood at 1.23% as of March 31, 2009, and 1.25% as of June 30, 2009.  In the third and fourth quarters of 2009, delinquencies rose moderately, standing at 1.53% as of September 30, 2009, and 1.83% as of December 31, 2009.  However, delinquencies declined through the first nine months of 2010, ending at 1.42% as of September 30, 2010.  The reduction in delinquencies throughout 2010 was affected by $563,000 of commercial charge-offs related to four commercial borrowers and the transfer of a $463,000 delinquent real estate loan to OREO.  The Corporation’s total substandard and doubtful loans, which are considered classified loans, were $19.9 million as of September 30, 2009, $20.0 million as of December 31, 2009, and $19.1 million as of September 30, 2010.  Management closely tracks delinquencies and classified loans as a percentage of the loan

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

portfolio.  This information is utilized in the quarterly allowance for loan loss (ALLL) calculation, which directly affects the provision expense.  A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense.  Generally, management will evaluate, and adjust if necessary, the provision expense each quarter upon completion of the quarterly ALLL calculation.

The provision expense of $450,000 and $1,350,000 for the three and nine-month periods ended September 30, 2010, respectively, was necessary to cover charge-offs on several commercial loans and still maintain the allowance for loan losses at desired levels, based on the quarterly calculation of the ALLL.  The charge-offs for the third quarter of 2010 were $159,000 compared to $20,000 of charge-offs in the third quarter of 2009.  For the first nine months of 2010, charge-offs were $626,000 compared to $212,000 for the same period in 2009.   Although delinquency levels were declining throughout the first nine months of 2010, charge-offs were increasing.  This was a result of management working with delinquent loans to either bring them current, or recognizing a portion of them as uncollectible and charging them off.

In addition to the above, provision expense is impacted by three major components that are all included in the quarterly calculation for the ALLL.  First, any specific allocations are made for any loans where management has determined an exposure that needs to be provided for.  These specific allocations are reviewed each quarter to determine if adjustments need to be made.  It is common for specific allocations to be reduced as additional principal payments are made, so while some specific allocations are being added, others are being reduced.  Secondly, management provides for estimated losses on pools of similar loans based on historical loss experience.  Lastly, management utilizes qualitative factors every quarter to adjust historical loss experience to take into consideration the current trends in loan volume, delinquencies, charge-offs, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight.  National and local economic trends and conditions are helpful to determine the amount of loan loss allowance the Corporation should be carrying on the various types of loans.  Management evaluates and adjusts, if necessary, the qualitative factors on a quarterly basis.

 In the third quarter of 2009, several factors related to external economic and regulatory conditions were increased 5 basis points.  In the fourth quarter of 2009, the factor for regulatory oversight was increased 10 basis points due to stricter adherence in the commercial portfolio to determination of impairment, which has resulted in increased charge-offs.  Over the first two quarters of 2010, the collateral factor for commercial loans was increased by 20 basis points, reflecting re-appraisals of commercial properties coming in at lower values, which is resulting in higher charge-offs.  In the third quarter of 2010, only minor changes were made to qualitative factors for consumer credit lines, which represent a very small component of the total loan portfolio.  One qualitative factor was increased 5 basis points due to higher levels of charge-offs, while another qualitative factor for trends was decreased 5 basis points due to declining trends in volume.  The net impact of all of these qualitative factor changes since 2009 is resulting in a higher required allowance for loan losses, assuming all other factors remained constant.  The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses based on the current environment.

Management has also deemed it prudent to increase the allowance as a percentage of total loans to reflect the increased risk in the outstanding loan portfolio because of economic weaknesses.  As of September 30, 2010, the allowance as a percentage of total loans was 1.58%, up from 1.38% at December 31, 2009, and 1.35% at September 30, 2009.

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

Other Income

Other income for the third quarter of 2010 was $1,649,000, an increase of $369,000, or 28.8%, compared to the $1,280,000 earned during the third quarter of 2009.  For the year-to-date period ended September 30, 2010, other income totaled $5,129,000, an increase of $527,000, or 11.5%, over the same period in 2009.  The following tables detail the categories that comprise other income.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OTHER INCOME
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009
	$	$	$	%

Trust and investment services	216	153	63	41.2
Service charges on deposit accounts	372	537	(165)	(30.7)
Other service charges and fees	122	150	(28)	(18.7)
Commissions	409	371	38	10.2
Gains on securities transactions	478	129	349	> 100%
Impairment losses on securities	(197)	(326)	129	(39.6)
Gains on sale of mortgages	55	64	(9)	(14.1)
Earnings on bank owned life insurance	138	157	(19)	(12.1)
Other miscellaneous income	56	45	11	24.4

Total other income	1,649	1,280	369	28.8

OTHER INCOME
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009
	$	$	$	%

Trust and investment services	780	697	83	11.9
Service charges on deposit accounts	1,270	1,527	(257)	(16.8)
Other service charges and fees	346	445	(99)	(22.2)
Commissions	1,169	1,054	115	10.9
Gains on securities transactions	1,036	285	751	> 100%
Impairment losses on securities	(301)	(326)	25	(7.7)
Gains on sale of mortgages	118	211	(93)	(44.1)
Earnings on bank owned life insurance	427	473	(46)	(9.7)
Other miscellaneous income	284	236	48	20.3

Total other income	5,129	4,602	527	11.5

Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party.  For the three months ended September 30, 2010, traditional trust service income increased $45,000, or 37.5%, over the same period in 2009, while income from alternative investment services increased by $18,000, or 51.9%.  It has been more difficult to grow the trust and investment services area in the past two years due to a very weak stock market that coincided with the sub-prime and credit crisis that began in 2008.  However, there has been an increase in activity throughout the first nine months of 2010, as some stabilization of the stock market has occurred.  Additionally, the fee income the Corporation generates from this business is based upon a percentage of market value, which was down materially during 2009 and began to recover in 2010.

Service charges on deposit accounts decreased by $165,000, or 30.7%, and $257,000, or 16.8%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009.  Overdraft service charges are the largest component of this category, as well as the primary reason for the decrease.  These fees comprised nearly 90% of the total deposit service charges for both the three and nine months ended September 30, 2010, and they decreased 34.7% and 19.6% compared to the same periods in 2009.  New regulatory guidelines regarding overdraft charges on ATM and one-time debit card transactions became effective in the third quarter of 2010, which resulted in lower overdraft service charges for the third quarter and year-to-date periods and will result in lower charges for the remainder of 2010 and in future years.

Other fees decreased by $28,000, or 18.7%, and $99,000, or 22.2%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009.  This is primarily due to a decrease in loan-related fees.  When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

change the rate, they are assessed fees based on the remaining loan balance.  These amendments allow customers to obtain favorable terms without completely rewriting the loan.  These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans.  Mortgage amendment activity has slowed down significantly in both the three and nine-month periods of 2010, resulting in lower fees.

Commission income increased $38,000, or 10.2%, and $115,000, or 10.9%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009.  The largest component of commission income is from Debit MasterCard® commissions.  The amount of customer usage of cards at point of sale transactions determines the level of commission income received.  The debit card income of $350,000 and $1,008,000 for the three and nine months ended September 30, 2010, is an increase of $50,000, or 16.5%, and $142,000, or 16.5%, over the same periods in 2009.  Customers have become more comfortable with the use of debit cards, as they are now widely accepted by merchants, thereby increasing the number of transactions processed.  Another significant component of commission income is from MasterCard and Visa® commissions, which provided income of $44,000 and $122,000 for the three and nine months ended September 30, 2010.  This represents a decrease of $3,000, or 5.6%, and $7,000, or 5.6%, from the commissions earned during the same periods in 2009.  The reduction is primarily a result of lower levels of business activity during the first nine months of 2010 with the Corporation’s customers that use this product.  MasterCard and Visa commissions are the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers.  Management expects that the total of both of these categories will increase as the reliance on electronic payment systems expands and economic recovery occurs.

For the three and nine months ended September 30, 2010, $478,000 and $1,036,000 of gains on securities transactions were recorded compared to $129,000 and $285,000 for the same periods in 2009.  Gains or losses on securities transactions fluctuate based on opportunities to reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk.  The gains or losses on this type of activity fluctuate based on current market prices and the volume of security sales.  Due to favorable market conditions, gains on the sale of securities are significantly higher in 2010 than they were in 2009.

Impairment losses on securities were $197,000 and $301,000, for the three and nine months ended September 30, 2010, compared to $326,000 recorded for both the three and nine-month periods in 2009.  Impairment losses occur when securities are written down to a lower value based on anticipated credit losses.  The other than temporary impairment losses recorded in 2010 were related to two private collateralized mortgage obligations.  The impairment losses recorded in 2009 were related to these same securities and an additional private collateralized mortgage obligation, which was subsequently sold in 2010.  Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section under Financial Condition in this filing.

Gains on the sale of mortgages have been lower in 2010 compared to 2009, primarily because of a decrease in mortgage activity.  Secondary mortgage financing activity drives the gains on the sale of mortgages, which showed a decrease of $9,000, or 14.1%, and $93,000, or 44.1%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009.  Mortgage activity significantly increased throughout 2009 due to the historically low interest rate environment.  Many customers have already refinanced their higher-rate mortgages to lower rates, so this activity has declined significantly throughout 2010.  Mortgage activity has recently increased and the gains associated with these activities will also increase, but will most likely still be below the levels seen in 2009.

For the three and nine months ended September 30, 2010, earnings on BOLI decreased by $19,000, or 12.1%, and $46,000, or 9.7%, compared to the same periods in 2009.  Decreases in BOLI income are reflective in higher insurance cost components on the Corporation’s BOLI policies and small reductions on the actual annual return.  Management does not foresee any further BOLI purchases in 2010; therefore, increases or decreases in BOLI income generally result from increases or decreases in the cash surrender value.  Increases in cash surrender value are a function of the return of the policy net of all expenses.  Benefits paid upon death that exceed the policy’s cash surrender value are recorded as miscellaneous income.

The miscellaneous income category increased $11,000, or 24.4%, and $48,000, or 20.3%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009.  Income received on customer check orders increased $12,000, or 41.1%, and $22,000, or 24.5%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009.  The year-to-date increase was also the result of an adjustment to the allowance for off-balance sheet credit losses in 2010.  This adjustment increased income by $30,000 during the first nine months of 2010 with no comparable increase in 2009.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the three and nine-month periods ended September 30, 2010, compared to the same periods in 2009.

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009
	$	$	$	%

Salaries and employee benefits	2,727	2,684	43	1.6
Occupancy expenses	412	364	48	13.2
Equipment expenses	210	199	11	5.5
Advertising & marketing expenses	84	84	-	-
Computer software & data processing expenses	432	393	39	9.9
Bank shares tax	208	182	26	14.3
Professional services	330	304	26	8.6
FDIC Insurance	172	165	7	4.2
Other operating expenses	466	399	67	16.8
Total Operating Expenses	5,041	4,774	267	5.6

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009
	$	$	$	%

Salaries and employee benefits	8,147	8,256	(109)	(1.3)
Occupancy expenses	1,227	1,068	159	14.9
Equipment expenses	626	616	10	1.6
Advertising & marketing expenses	319	288	31	10.8
Computer software & data processing expenses	1,190	1,163	27	2.3
Bank shares tax	590	546	44	8.1
Professional services	1,114	1,247	(133)	(10.7)
FDIC Insurance	512	881	(369)	(41.9)
Other operating expenses	1,260	1,275	(15)	(1.2)
Total Operating Expenses	14,985	15,340	(355)	(2.3)

Salaries and employee benefits are the largest category of operating expenses.  In general, they comprise more than 50% of the Corporation’s total operating expenses.  For the three months ended September 30, 2010, salaries and benefits increased $43,000, or 1.6%, over the same period in 2009.  For the nine months ended September 30, 2010, salaries and benefits decreased $109,000, or 1.3%, compared to the same period in 2009.  Salaries increased by $24,000, or 1.2%, and employee benefits increased by $19,000, or 2.7%, for the three months ended September 30, 2010, compared to the same period in 2009.  For the year-to-date period, salaries decreased by $2,000, and employee benefits decreased by $107,000, or 4.8%, compared to the same period in 2009.  The overall decrease and stabilization of salary expense was primarily due to efficiencies gained from the organizational structure changes enacted in late 2008 and early 2009.  The decrease in employee benefits expense was primarily due to savings associated with the bank’s health insurance plan.  Health insurance benefit costs decreased by $50,000, or 15.0%,

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

and $192,000, or 18.8%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily because of a change in medical insurance providers.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Occupancy expenses increased $48,000, or 13.2%, and $159,000, or 14.9%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009.  The increases were spread across all occupancy categories.  Building depreciation increased $9,000, or 6.8%, and $23,000, or 5.6%, over the same periods in 2009, primarily due to renovations at the Denver branch office that were placed in service in the first quarter of 2010.  Utility expenses were higher by $20,000, or 15.5%, and $79,000, or 22.0%, over the same periods in 2009, due to higher telephone costs and increased energy costs affecting electric and oil prices.  The cost of electricity alone increased $10,000, or 14.4%, and $35,000, or 17.6%, compared to the same periods in 2009.  The Corporation’s main electricity provider increased rates approximately 40% in 2009 and rates were increased for the Corporation’s branch offices in 2010.  Building repair and maintenance costs continue to rise in tandem with more facilities, higher costs related to materials and supplies, and costs associated with the aging of facilities.

Equipment expenses increased $11,000, or 5.5%, and $10,000, or 1.6%, for the three and nine months ended September 30, 2010, compared to the same periods in the prior year.  This expense category includes equipment depreciation, repair and maintenance, and various other equipment-related expenses.  Depreciation expense increased slightly due to the new Denver branch assets being placed into service in the first quarter of 2010.  However, there were also a number of assets that became fully depreciated throughout 2009, which helped to offset depreciation on new assets during 2010.  Equipment assets have shorter asset depreciation lives, generally five to seven years.  In addition, expenses related to equipment service contracts increased by $7,000, or 14.8%, and $7,000, or 4.6%, for the three and nine-month periods ended September 30, 2010.

Advertising and marketing expenses did not change for the three months ended September 30, 2010, compared to the three-month period in the prior year, but for the nine months ended September 30, 2010, these expenses were $31,000, or 10.8% higher, than the same period in 2009.  The expenses of this category support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies.

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements.  This expense category increased $39,000, or 9.9%, and $27,000, or 2.3%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009.  The STAR network fees are the fees paid to process all ATM and debit card transactions.  The total STAR network service fees were down $11,000, or 4.9%, and $17,000, or 2.6%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009.  Software-related expenses were down $50,000, or 31.1%, and $44,000, or 8.7%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009 as more software completed the three-year amortization period than new software was added.

Bank shares tax expense increased $26,000, or 14.3%, and $44,000, or 8.1%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009.  The shares tax is a calculation based on the Bank’s capital net of shares tax-exempt assets.  The shares tax will generally increase as the Bank’s capital levels grow unless the Bank purchases more shares tax-exempt assets.  The Bank’s levels of shares tax-exempt assets declined from prior years’ levels so the amount of tax is increasing at a faster pace than the growth of capital.  Management continually weighs the benefits of holding more bank shares tax-exempt assets versus the costs in terms of the lower yield that these securities produce compared to other securities.

Professional services expense increased $26,000, or 8.6%, and decreased $133,000, or 10.7%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009.  These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services.  In 2008, management engaged the consulting unit of the Corporation’s core-processing vendor to conduct an organizational efficiency and income generation initiative.  The fees associated with that contract were paid in 2008 and into the first half of 2009.  There were no fees related to this contract recorded in the third quarter of 2009, but $275,000 was expensed in the first nine months of 2009.  No corresponding expense was incurred for 2010.  Accounting and auditing fees increased

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

$6,000 and $29,000 for the three and nine months ended September 30, 2010, compared to the same periods in 2009.  These fees were elevated due to an increase in internal and external audit fees related to compliance with the Sarbanes-Oxley Act.  In addition, student loan servicing expense increased $93,000 for the nine months ended September 30, 2010, compared to the same period in 2009.  For a number of years the Corporation had to partially underwrite the interest rate and fees on certain preferred student loan programs to participate.  The cost to underwrite these programs has grown over the past ten years.  This has caused the Corporation’s income to steadily decline and servicing fees to increase, taking away most of the income previously generated on student loans.  Until recently, servicing costs on student loans were partially offset by a credit from the Department of Education.  Now these credits are no longer available, effectively taking away the remaining income made from originating student loans.  As a result, management decided to stop originating student loans in the first quarter of 2010.  While the Corporation still carries a portfolio of student loans, the portfolio has begun to slowly decline, as will future servicing fees.  In other smaller changes, shareholder-related expenses increased $7,000 for the three months ended September 30, 2010, and decreased $24,000 for the year-to-date period compared to the same periods in 2009.  Lastly, the Federal Reserve service charge expenses decreased $12,000, or 45.2%, and $38,000, or 46.3%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009.

The expenses associated with FDIC insurance increased by $7,000, or 4.2%, and decreased by $369,000, or 41.9%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009.  The FDIC expenses for 2009 included significantly higher charges for the FDIC insurance fund, which included a 140% rate increase that became effective in the fourth quarter of 2008, and expenses for a special one-time assessment of 5 basis points, which was due as of June 30, 2009.  Although the charges for the FDIC insurance fund are still at increased levels in 2010 compared to 2008 and prior levels, there has been no accrual for a special assessment, thus resulting in a decrease in this expense for the year-to-date period.

In the third quarter of 2009, the FDIC announced that they would be requiring that banks prepay three years worth of assessments at the end of 2009 to help replenish the severely depleted Deposit Insurance Fund (DIF).  On December 30, 2009, the Corporation prepaid $2,467,000 of FDIC assessments due for the periods beginning with December 31, 2009, and ending with December 31, 2012.  The Corporation recorded $2,467,000 as a prepaid asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, the Corporation will record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the Corporation would record an accrued expense payable each quarter for the assessment payment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 30, 2013, any remaining amount would be returned to the Corporation.  The Corporation had a total of $1,858,000 outstanding in the prepaid FDIC insurance assessment asset account as of September 30, 2010.

Other operating expenses include the remainder of the Corporation’s operating expenses.  Some of the larger items included in this category are:

•	Postage
•	Director fees and expense
•	Travel expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses
•	Deposit account charge-offs and recoveries

Other operating expenses increased by $67,000, or 16.8%, and decreased by $15,000, or 1.2%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009.  The increase in the three months ended September 30, 2010, can be attributed to additional OREO expenses of $20,000, and additional delinquent loan expenses of $21,000.  In addition, fraud-related charge-off expenses increased by $18,000 for the third quarter of 2010, compared to the same quarter in 2009.  For the year-to-date period, the largest decreases occurred in director fees, down $60,000, supplies, down $14,000, and deposit and fraud-related charge-off expense, down $35,000, from the same period in 2009.  Director fees decreased as a result of the completion of deferred compensation payments for several past directors.  Expenses related to the purchase of supplies fluctuate depending on supply demand at any given time.  Deposit charge-off expenses are down due to a decrease in the amount of fees being charged off as well as a decrease in fraud-related charge-offs.  Partially offsetting these year-to-date decreases, delinquent loan expenses increased by $35,000, and OREO expenses increased by $52,000.

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

For the three and nine months ended September 30, 2010, the Corporation recorded tax expense of $240,000 and $726,000, compared to a tax benefit of $189,000 for the three months ended September 30, 2009, and tax expense of $37,000 for the nine months ended September 30, 2009.  The effective tax rate for the Corporation was 13.0% and 13.3% for the three and nine months ended September 30, 2010, compared to (41.7)% and 1.2% for the same periods in 2009.  The Corporation’s level of tax-free income through September 30, 2010, was 14.4% higher in 2010 than 2009, while the pre-tax income was 80.6% higher for the same period.  This resulted in a larger component of income being taxed at 34% and elevating the effective tax rate for the three and nine-month periods ended September 30, 2010.  In 2009, for the three-month period ended September 30, 2009, the amount of permanent tax difference attributable to tax-free assets exceeded the amount of pre-tax income, causing an income tax benefit.  For the first nine months of 2009, the pre-tax income only slightly exceeded the total tax-free income generated, causing the very low 1.2% effective tax rate.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value.  As of September 30, 2010, the Corporation had $248.2 million of securities available for sale, which accounted for 33.0% of assets, compared to 32.6% as of December 31, 2009, and September 30, 2009.  Based on ending balances, the securities portfolio increased 5.9% from September 30, 2009, and 5.0% from December 31, 2009.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds.  The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk.  In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value.  Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value.  In addition to the fixed-income bonds, the Corporation also has two small equity holdings with a book value of $4 million in the form of two CRA-qualified mutual funds.  These equity funds make up less than 2% of the Corporation’s securities available for sale.  The one CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price, while the other CRA fund is an equity fund with fair value risk.  Equity securities generally pose a greater risk to loss of principal since there is no specified maturity date on which the Corporation will recover the entire principal.  Recovery of the entire principal amount is dependent on the fair value of the security at the time of sale.  All securities, bonds, and equity holdings are evaluated for impairment on a quarterly basis.  Should any impairment occur, management would write down the security to a fair market value in accordance with U.S. generally accepted accounting principles, with the amount of the write down recorded as a loss on securities.

Each quarter, management sets portfolio allocation guidelines and adjusts the security portfolio strategy generally based on the following factors:

•	Performance of the various instruments
•	Direction of interest rates
•	Slope of the yield curve
•	ALCO positions as to liquidity, credit risk, interest rate risk, and net portfolio value
•	Economic factors impacting debt securities

The investment policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications provide opportunities to shorten or lengthen duration, maximize yield, and mitigate credit risk. The composition of the securities portfolio based on fair market value is shown in the following table.

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)

	Period Ending
	September 30, 2010		December 31, 2009		September 30, 2009
	$	%	$	%	$	%

U.S. government agencies	45,183	18.2	47,571	20.2	46,710	19.9
Mortgage-backed securities	28,888	11.6	42,390	17.9	43,274	18.5
Collateralized mortgage obligations	65,762	26.5	53,982	22.8	48,782	20.8
Private collateralized mortgage obligations	12,424	5.0	12,748	5.4	13,932	5.9
Corporate debt securities	12,729	5.1	13,369	5.7	13,243	5.6
Obligations of states and political subdivisions	79,244	32.0	63,369	26.8	65,554	28.1
Equity securities	3,920	1.6	2,906	1.2	2,918	1.2

Total securities	248,150	100.0	236,335	100.0	234,413	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	risk-based capital reasons
•	tax considerations with regard to obligations of states and political subdivisions.

Since September of 2009, the most significant shifts occurring in the Corporation’s securities portfolio were the decline in mortgage-backed securities (MBS) and the increases to collateralized mortgage obligations (CMOs) and obligations of states and political subdivisions, which are commonly referred to as municipal bonds.  Outside of the MBS reduction, the only other segment with material declines was U.S. agencies.  Management allowed agencies to decline as the yield on these instruments was less favorable than other taxable securities with similar weighted-average lives.  New investments were primarily directed into CMOs and tax-free municipal bonds.  New CMO investments where made due to preferred structures that could be attained, while additional municipal bond purchases were made due to favorable tax treatments of new production municipal bonds and their superior tax-exempt yields that are elevated versus other comparable longer-term rates.  The other areas of the securities portfolio, which include private collateralized mortgage obligations (PCMOs), corporate debt securities, and equity securities, experienced little change.  The more significant components of the securities portfolio along with a more detailed explanation of their changes are discussed below.

The decline in the Corporation’s MBS sector occurred as principal payments were received in the form of normally scheduled principal payments in addition to prepayments of principal, which have been elevated due to lower market and mortgage rates.  As these payments came in, management chose to reinvest the proceeds back into CMOs rather than MBS.  Management preferred the structure of the CMO investments where shorter maturities, duration, and weighted-average lives could be purchased versus the standard pass-through mortgage-backed securities.  Pricing for both MBS and CMOs has grown to be very expensive and nearly all of these securities carry all-time high premium amounts to purchase. Management believes the Corporation could best be protected from future interest rate risk by purchasing structures with shorter finals than standard MBS.

The Corporation’s CMOs as a percentage of the total investment portfolio have increased to 26.5% at September 30, 2010, compared to 20.8% at September 30, 2009.  Management added U.S. Agency CMOs, as these instruments have higher yields than similar mortgage-backed securities and agencies, steady cash flow payment streams, and the backing of the U.S. Government.  As such, the U.S. Agency CMOs provide solid credit risk protection and all have AAA ratings.  Within the CMO sector, management is almost exclusively purchasing Ginnie Mae CMOs, which carry a zero-percent risk weighting for risk-based capital purposes.  Ginnie Mae securities are backed by the full faith and credit of the U.S. Government.  Management prefers to purchase U.S. Agency CMOs with higher coupons at premiums that have shorter final maturities and higher projected monthly cash flow streams to assist with liquidity management.  In the current low interest rate environment, these cash flow streams have increased as borrowers are making additional principal payments on mortgages.  These additional principal payments provide the Corporation with more liquidity but also cause both premium risk and reinvestment risk.  Premium risk occurs as management is forced to amortize any premiums on these securities more rapidly as principal payments increase.  This causes the yield on these investments to decrease.  Reinvestment risk occurs when interest rates are low and principal payments increase, forcing management to reinvest these proceeds into instruments carrying lower market rates.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio.  From 2006 through 2009, the Corporation was in an alternative minimum tax (AMT) position when income levels fell and tax-exempt income remained high.  The AMT requires the payment of a minimum level of tax should an entity have excessive amounts of tax preference items relative to a Corporation’s income.  The Corporation’s primary tax preference item is the large amount of tax-free income generated by tax-free loans and tax-exempt securities.  As a result of the Corporation’s AMT position in 2008, management had determined that the size of the municipal bond holdings in relation to the rest of the securities portfolio should be decreased.  However, because of legislation that followed the credit crisis in the fall of 2008, beginning in 2009, financial institutions were now permitted to purchase 2009 and 2010 newly issued tax-free municipal bonds, which are AMT-exempt for the life of the bond.  In 2010, management significantly increased the amount of tax-free municipal bonds due to very favorable tax-free yields that far surpassed the yields available on similar length taxable instruments and the favorable AMT-exempt for life tax treatment that exists.  Management views this as a unique opportunity to both take advantage of the more favorable tax-equivalent yields on municipal bonds without causing the Corporation to be

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

subject to AMT by carrying too many tax-free investments.  Consequently, municipal bonds as a percentage of the total investment portfolio have increased to 32.0% at September 30, 2010, compared to 28.1% at September 30, 2009.

During the fourth quarter of 2008, through all of 2009 and 2010, market volatility, economic slowdown, and the collapse of several large financial institutions caused the downgrading of many securities.  This phenomenon has affected all segments of the Corporation’s portfolio not backed by the U.S. Government, specifically PCMOs, corporate bonds, and municipal bonds.  According to policy, management has decided to hold all securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase.  Management monitors the security ratings on a monthly basis and quarterly, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines.

As of September 30, 2010, the Corporation held six PCMO securities with a book value of $13.5 million, a reduction of $3.1 million from the balance as of December 31, 2009.  One PCMO security was sold during the second quarter of 2010 for a minimal loss of $8,000, contributing to the decrease in balance since December 31, 2009.  Two of the remaining six PCMO securities, with a book value of $4.4 million, carried an AAA credit rating by at least one of the major credit rating services.  The four remaining PCMOs, with a book value of $9.1 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s.  Management currently has no plans to sell these securities as management believes the current market values are not true indications of the value of the bonds based on cash flow analysis performed under severe stress testing.  In 2009, cash flow analysis on all of the Corporation’s PCMOs indicated a need to take impairment on three of the five PCMOs with below investment grade credit ratings.  Management’s March 31, 2010, cash flow analysis indicated a need to take additional impairment of $49,000 on two of these bonds.  The third bond, which was impaired as of December 31, 2009, was sold in the second quarter of 2010.  Of the two PCMO bonds with impairment charges in the first quarter of 2010, only one indicated the need to take additional impairment during the second quarter of 2010 of $55,000, with the other indicating a need to take additional impairment of $197,000 in the third quarter of 2010.  Total impairment taken on these two bonds during the first nine months of 2010 was $301,000.  The third quarter 2010 impairment was elevated due to a government imposed interest rate modification on this one PCMO whereby the interest rate for severely delinquent borrowers was modified from 6% to 2% with all bond holders sharing this loss as a credit loss.

For all of the PCMO bonds with impairment recorded during either 2009 or 2010, the cash flow analysis, conducted at slower prepayment speeds than the securities had been paying, revealed that there was an expectation that these particular bonds would suffer some loss of principal at the time of analysis, resulting in the impairment charge.  Based on management’s methodology, current data does not support additional impairment on these PCMO securities , but it is possible further impairment would be necessary if both default and severity of loss rates rose to levels that have not yet been experienced, and if prepayment speeds slowed to speeds not previously experienced.  Management will continue to update cash flow analysis quarterly that incorporates the most current default rates and prepayment speeds.  Prepayment speeds on all of the Corporation’s PCMOs have been relatively fast, which is assisting in the cash flow analysis.  Faster prepayment speeds make it more likely that the Corporation’s principal will be returned before additional credit losses are incurred.

As of September 30, 2010, the Corporation held corporate bonds with a total book value of $12.3 million and fair market value of $12.7 million.  Management continues to hold corporate securities at approximately 5% to 6% of the portfolio.  Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis.  Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties.  Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails.  As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place minimal credit ratings that must be met in order for management to purchase a corporate bond.

As of September 30, 2010, one of the twelve corporate securities held by the Corporation showed an unrealized holding loss.  This security with the unrealized holding loss was valued at 99.3% of book value.  As of September 30, 2010, all of these corporate bonds have single A credit ratings by at least one major credit rating service.  Currently, there are no indications that any of these bonds would discontinue contractual payments.

Since 2008, the municipal bond ratings have been adversely affected by downgrades on nearly all of the insurance companies backing municipal bond issues.  Previous to the sharp decline in the health of the insurance companies, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection.  Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

AA or A.  As of September 30, 2010, only 31% of the Corporation’s municipal bonds carried an AAA rating.  The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of single A at the time of purchase.  As of September 30, 2010, fifteen municipal bonds with a book value of $6.4 million carried credit ratings under A.  In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities.  Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls.  Presently, despite the lower credit ratings on the fifteen municipal securities, management has the intent and the ability to hold these securities to maturity and believes that full recovery of principal is probable.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment.  In terms of credit risk and impairment, management views the Corporation’s one CRA fund with a $2 million book value differently because it is an equity investment with no maturity date.  Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date.  As of September 30, 2010, this CRA fund was showing unrealized losses of $80,000, or a 4.0% price decline.  The prices on this fund tend to lag behind decreases in U.S. Treasury rates.  Management believes that the price declines are primarily rate driven, and temporary as opposed to permanent. The other $2 million CRA SBA fund is a variable rate fund with a stable dollar price that does not carry fair value risk.   Corporate bonds and private collateralized mortgage obligations have the most potential credit risk out of the Corporation’s debt instruments.  Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds and all private label securities.  As of September 30, 2010, two private collateralized mortgage obligations were considered to be other-than-temporarily impaired.  These two securities were written down by $301,000 during the nine months ended September 30, 2010.

Loans

Net loans outstanding decreased marginally to $418.1 million at September 30, 2010, from $418.3 million at September 30, 2009.  Net loans decreased $3.8 million, or 0.9%, since December 31, 2009.    The following table shows the composition of the loan portfolio as of September 30, 2010, December 31, 2009, and September 30, 2009.

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2010	2009	2009
	$	$	$

Real Estate
Residential (a)	169,935	163,625	164,770
Commercial	160,439	152,108	149,404
Construction	15,561	23,382	23,460
Commercial	66,195	76,526	74,563
Consumer	12,884	12,506	12,116
	425,014	428,147	424,313

Less:
Deferred loan fees, net	185	295	313
Allowance for loan losses	6,714	5,912	5,743
Total net loans	418,115	421,940	418,257

(a)
Residential real estate loans do not include mortgage loans sold to and serviced for Fannie Mae.  These loans totaled $11,098,000 as of September 30, 2010, $11,754,000 as of December 31, 2009, and $11,746,000 as of September 30, 2009.

The composition of the loan portfolio has undergone minor changes in recent years.  The total of all categories of real estate loans comprises more than 80% of total loans.  At $169.9 million, residential real estate is the largest category of the loan portfolio, consisting of over 40% of total loans.  This category includes first mortgages, second mortgages, and home equity loans.  Residential real estate loans declined slightly from September 30, 2009, to December 31, 2009, but then grew moderately throughout the first nine months of 2010.  Personal residential mortgages account for

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

nearly 60% of total residential real estate loans and nearly 24% of total loans.  Traditional 10 to 20-year personal mortgages originated from and held at Ephrata National have consistently been the largest single product of the Corporation’s loan portfolio, varying between 20% and 24% of the loan portfolio over the past five years.  The Corporation is still experiencing steady growth in this area as a certain element of the Corporation’s customers prefer having their mortgage held by the Corporation versus being sold on the secondary market and serviced elsewhere.  The Corporation’s personal residential mortgages grew from $90.3 million on September 30, 2009, to $101.1 million as of September 30, 2010, a 12.0% growth rate.  The growth rate was nearly the same for the first nine months of 2010 as it was for the last three months of 2009, at 11.3% versus 12.8%.  The weaker economic conditions, including continued weakness in home prices and home building, have had little impact on demand for the 10 to 20-year mortgages held by the Corporation.  Management attributes this to stronger credits of borrowers that are able to finance at these shorter terms, and a preference to having their mortgage held and serviced by their local financial institution.   The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage originated over 20 years.  While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold on the secondary market.  Therefore, to grow the Corporation’s residential real estate loans, a sufficient number of 10, 15, and 20-year residential mortgages must be originated to compensate for normal principal paydowns and still grow the portfolio.

Second mortgages and home equity loans, fixed or variable, make up the remainder of the Corporation’s residential real estate loans.  Requests for fixed-rate home equity loans have slowed in the current environment, while home equity lines of credit, which float on the Prime rate, have increased.  From September 30, 2009 to September 30, 2010, fixed rate home equity loans have decreased from $31.2 million to $23.8 million, a $7.4 million, or 23.7% decrease.  Meanwhile, home equity lines of credit increased from $9.7 million to $12.0 million, a $2.3 million, or 23.7% increase.  The net of these two trends is a $5.1 million reduction in total home equity loan balances.  Consumers are borrowing less in total due to economic conditions and a general desire to pay off household debt, while at the same time seeking the lowest interest rate to borrow money against their home value.  The trends of lower levels of home equity borrowing and more variable rate versus fixed rate financing is likely to reverse once economic conditions improve and the Prime rate is increased.  When the Prime rate increases, the floating rate loans become less attractive to borrowers who will also act to protect themselves against further rate increases by converting to a fixed rate loan.  Management anticipates moderate growth in the residential real estate area throughout the remainder of 2010.

Commercial real estate loans climbed from $149.4 million as of September 30, 2009, to $160.4 million as of September 30, 2010, an $11.0 million, or 7.4% increase, with the same level of growth in the first nine months of 2010 compared to the last three months of 2009.  Commercial real estate loans consist of four main components differentiated by the type of real estate collateral as listed below.

•	Secured by farmland
•	Secured by multifamily residential rental properties with five or more units
•	Secured by nonfarm owner-occupied nonresidential properties
•	Secured by nonfarm nonowner-occupied nonresidential properties

The majority of growth in commercial real estate loans has occurred in those secured by farmland.  This category increased from $49.3 million, or 33.1% of commercial real estate loans as of September 30, 2009, to $61.2 million, or 38.2% of commercial real estate loans as of September 30, 2010.  Unlike commercial areas outside of agriculture, the Corporation has seen a number of projects with agricultural purposes move forward.

The nonfarm owner and nonowner-occupied categories, which comprise $88.6 million, or 55.2% of all commercial real estate loans as of September 30, 2010, represent segments that have had very little growth since September 30, 2009.  This area represented $86.5 million, or 57.9% of commercial real estate loans as of September 30, 2009.  Growth in this area over the past twelve months has slowed significantly since most businesses are unwilling to expand during uncertain economic conditions.  Management believes the commercial real estate growth rate will slow going forward and attributes this to a lag effect in terms of the economic conditions impacting Lancaster County.  Locally, commercial loan growth continued during 2008 and 2009 while the national economic slowdown was occurring.  That growth continued into the first part of 2010, but slowed as the year progressed.  The long-term economic weakness is now having an effect on many commercial projects causing them to be placed on hold.  Management also would expect that any rebound in the growth of commercial real estate would lag a recovery by the economy.

The smallest segment of commercial real estate loans is represented by those loans secured by five or more unit residential rental properties.  These loans decreased from $13.5 million as of September 30, 2009, to $10.7 million as

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

of September 30, 2010, a 20.7% decrease.  The residential rental market has experienced even more severe valuation declines than one to four family residential housing and owners have had limited pricing power due to weak economic conditions and constrained consumer purchasing power.   The difficult residential rental market has driven away an element of entrepreneurs that sought rental investment properties when the economy was healthier.  Management believes the demand for commercial loans related to multi-unit residential rental properties will remain weak for the near future.

The construction loans secured by real estate declined slightly between September 30, 2009 and December 31, 2009, and then declined significantly, by $7.8 million, or 33.4%, in the nine months ended September 30, 2010.  After slowing throughout most of 2008, several of the Corporation’s commercial customers went ahead with construction projects in the last quarter of 2008 and into 2009.  Some projects were started in the fourth quarter of 2008, but draws on their lines of credit only began in 2009.  These projects were not necessarily residential real estate construction, but construction undertaken by commercial customers to update or expand facilities, with a significant portion of these agricultural related.  This activity has slowed in the nine months ended September 30, 2010, and more construction loans have been paid down or converted to other fixed-term loans.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio.  These loans are generally extended based on the health of the commercial borrower.  They include both fixed rate loans and Prime-based variable rate loans.  The variable rate loans are generally in the form of a business line of credit.  The loans can be further secured by personal guarantees of the owners or with inventory of the business.  This portfolio of loans showed moderate growth from September 30, 2009 to December 31, 2009, and then declined significantly from December 31, 2009 to September 30, 2010.  As of September 30, 2010, this category of commercial loans was primarily made up of $26.1 million of commercial and industrial loans, $11.5 million of loans for agricultural production and other loans to farmers, and $28.0 million of loans to political subdivisions.  In the case of the Corporation, all of the $28.0 million of political subdivisions are tax-free loans to local municipalities.  The decline in the nine months ended September 30, 2010, was primarily the result of several large commercial loan payoffs.  One tax-free loan payoff alone was $5 million and accounted for half of the decrease from December 31, 2009 to September 30, 2010.  Loans to finance agricultural production were unchanged from September 30, 2009 to September 30, 2010, while other non-real estate secured commercial and industrial purpose loans were down from $30.3 million as of September 30, 2009, to $26.0 million as of September 30, 2010, primarily due to weak economic conditions and a lack of new commercial projects.

The consumer loan portfolio increased slightly from September 30, 2009 to December 31, 2009, and again from December 31, 2009 to September 30, 2010.  Consumer loans made up 2.9% of total net loans on September 30, 2009, 3.0% of total net loans on December 31, 2009, and 3.1% of total net loans on September 30, 2010.  In recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures.  However, in the current economic environment with reduced housing values, many borrowers no longer have available equity in their home for additional borrowings.  This has reduced the demand for fixed home equity loans and increased the need for unsecured credit.  Additionally, due to current liquidity conditions, specialized lenders began pulling back on the availability of credit and more favorable credit terms.  The underwriting standards of major financing and credit card companies began to strengthen after years of lower credit standards.  This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice.  Management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of increases in consumer loans for the Corporation.  Slightly higher demand for unsecured credit is being offset by principal payments on existing loans.  In the current weak economy, customers delay purchasing new and used cars which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books.  Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2010	2009	2009
	$	$	$

Non-accrual loans	4,140	6,076	4,244
Loans past due 90 days or more and still accruing	186	742	561
Troubled debt restructurings	1,640	1,540	1,171
Total non-performing loans	5,966	8,358	5,976

Other real estate owned	520	520	520

Total non-performing assets	6,486	8,878	6,496

Non-performing assets to net loans	1.55%	2.10%	1.55%

The total balance of non-performing assets did not change materially from September 30, 2009, to September 30, 2010, and balances in the individual categories of non-performing assets remained relatively stable.  The non-performing assets did grow by $2.4 million from September 30, 2009 to December 31, 2009 as non-accrual loans rose by $1.8 million, and troubled debt restructurings increased by $369,000.  Over the first nine months of 2010, non-performing loans declined by $2.4 million as management was able to reduce non-accrual loans and loans past due 90 days or more.  During this time period, the Corporation received principal payments on seven non-accrual accounts, in addition to one $900,000 payment from a non-accrual customer that completely paid off one loan and nearly paid of a remaining loan.  If a non-accrual loan is considered a troubled debt restructuring, it is classified as non-accrual for purposes of this non-performing asset schedule.  Management will restructure the debt of a past due or non-performing borrower if it believes that the action will improve the Corporation’s likelihood of full collection.  Management is monitoring delinquency trends closely in light of the current weak economic conditions.  At this time, management believes that the potential for significant losses related to non-performing loans is moderate.

As of September 30, 2010, the book value of the Corporation’s OREO was $520,000, which is fair market value less anticipated selling costs.  The balance consists of one manufacturing property that has been in OREO since December 2006.  The manufacturing property has been under an agreement of sale.   Settlement on the sale has been deferred, pending the completion of a due-diligence period whereby the condition of the property would need to meet all contingencies of the agreement.  The sales agreement has been extended until December 31, 2010, with the same sales price.   There was a residential property placed in OREO in first quarter 2010, which was sold in July 2010 and removed from OREO.  In the final negotiations, the property had to be written down an additional $24,000.  As a result of this July 2010 OREO sale, the amount of the Corporation’s OREO returned to the December 31, 2009 level of $520,000.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses.  The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the nine-month periods ended September 30, 2010, and September 30, 2009.  At the bottom of the table, two benchmark percentages are shown.  The first is net charge-offs as a percentage of average loans outstanding for the year.  The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30,
	2010	2009
	$	$

Balance at January 1,	5,912	4,203
Loans charged off:
Real estate	156	-
Commercial and industrial	407	88
Consumer	63	124
Total charged off	626	212

Recoveries of loans previously charged off:
Real estate	-	-
Commercial and industrial	71	15
Consumer	7	17
Total recovered	78	32
Net loans charged off	548	180

Provision charged to operating expense	1,350	1,720

Balance at June 30,	6,714	5,743

Net charge-offs as a % of average total loans outstanding	0.13%	0.04%

Allowance at end of period as a % of total loans	1.58%	1.35%

Charge-offs for the nine months ended September 30, 2010, were $626,000, compared to $212,000 for the same period in 2009.  Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery.  The real estate and commercial and industrial charge-offs were higher in the first nine months of 2010 compared to 2009, due to a single real estate loan that was charged off for $156,000, and three commercial and industrial loans that were charged off or partially charged off for $261,000, $75,000, and $71,000.  Consumer loan charge-offs declined from the prior year’s period.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided.  The composition of the Corporation’s loan portfolio has undergone minor changes since September 30, 2009.  Management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans.  The financial industry typically evaluates the quality of loans on a scale with unclassified representing healthy loans, to special mention being the first indication of credit concern, to several successive classified ratings indicating further credit declines of substandard, doubtful, and ultimately loss.   Continued downgrades by management in the business loan and business mortgage portfolios have resulted in more classified loans.  The Corporation’s total classified loans were $17.6 million as of September 30, 2009, $19.2 million as of December 31, 2009, and $18.7 million as of September 30, 2010, net of specifically allocated allowance against these loans of $2,305,000, $811,000, and $404,000, respectively.  These classifications require larger provision amounts due to a higher potential risk of loss.  The allowance as a percentage of total loans was 1.35% as of September 30, 2009, 1.38% as of December 31, 2009, and 1.58% as of September 30, 2010.  Management anticipates maintaining this percentage in the range of 1.50% to 2.00% for the foreseeable future.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $332,000, or 1.6%, to $20,675,000 as of September 30, 2010, from $20,343,000, as of September 30, 2009.  In the first quarter of 2010, the renovations at the Corporation’s Denver branch office were placed into service.  These fixed asset additions were primarily responsible for the increase in premises and equipment.  As of September 30, 2010, $71,000 was classified as construction in process.  This amount is related to property the Corporation owns and is not the result of a construction commitment.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB).  The Corporation’s $4,916,000 of regulatory stock holdings as of September 30, 2010, consisted of $4,728,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock.  All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization.  The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB.  Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level.  In years preceding 2008 and throughout most of 2008, the Corporation earned a return or dividend on the amount invested.  In December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition.  Based on the financial results of the FHLB for the year ended December 31, 2009, and for the nine months ended September 30, 2010, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature.

Subsequent to the financial statement date, but prior to the filing of this report, the FHLB announced that it would be repurchasing a limited amount of excess capital stock from member institutions.  On October 29, 2010, the Corporation received $236,000 from the FHLB to lower the balance of excess capital stock the Corporation owns.  This brought the total FHLB capital stock holdings to $4,492,000.  While the FHLB has not committed to regular repurchases of excess stock, the Corporation does view this recent action as a sign that more stock will be repurchased in the future.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to periodically repurchase excess capital stock and resume payment of a dividend.  Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Deposits

The Corporation’s total ending deposits increased $42.9 million, or 7.8%, and $24.5 million, or 4.3%, from September 30, 2009, and December 31, 2009, respectively.  Customer deposits are the Corporation’s primary source of funding for loans and investments.  During 2009 and continuing into 2010, the economic concerns and poor performance of other types of investments led customers back to banks for safe places to invest money, despite low interest rates.  The mix of deposit categories has remained relatively stable.  The Deposits by Major Classification table, shown below, provides the balances of each category for September 30, 2010, December 31, 2009, and September 30, 2009.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2010	2009	2009
	$	$	$

Non-interest bearing demand deposits	128,760	121,665	114,536
NOW accounts	57,843	51,680	52,124
Money market deposit accounts	53,301	48,404	44,249
Savings deposits	90,623	86,533	81,869
Time deposits	254,548	249,504	248,654
Brokered time deposits	9,376	12,157	10,165
Total deposits	594,451	569,943	551,597

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates.  Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution.  As of September 30, 2010, time deposit balances, excluding brokered deposits, had increased $5.9 million, or 2.4%, and $5.0 million, or 2.0%, from September 30, 2009, and December 31, 2009, respectively.  Due to an asset liability strategy of lengthening liabilities while interest rates are at historical lows, the Corporation’s recent time deposit strategy has been to offer long-term time deposit rates that exceed the average rates offered by the local competing banks.  This strategy was successful in both increasing and lengthening the Corporation’s liabilities.  The Corporation’s time deposits also increased due to consumers who were concerned with a declining stock market and declining financial conditions of local, regional, and national banks that compete with the Corporation.  Customers have been seeking a safe, consistent investment to an even greater extent than during previous declines in the equity markets.  This condition continues to prevail at the time of the writing of this filing.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Borrowings

Total borrowings were $75.0 million, $82.5 million, and $91.5 million as of September 30, 2010, December 31, 2009, and September 30, 2009, respectively.  The Corporation was purchasing short-term funds of $2.0 million as of September 30, 2009, and no short-term funds as of September 30, 2010, or December 31, 2009.  Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.  The short-term funds are purchased through correspondent and member bank relationships as overnight borrowings.

Total long-term borrowings were $75.0 million, $82.5 million, and $89.5 million as of September 30, 2010, December 31, 2009, and September 30, 2009.  The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers.  Both of these types of borrowings are used as a secondary source of funding and to mitigate interest rate risk.  These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits.  Over the course of the past year, the Corporation has minimally changed the ladder of long-term borrowings consisting of FHLB advances and brokered repurchase borrowing agreements.  Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size.  As of September 30, 2010, the Corporation was within this policy guideline at 6.0% of asset size with $45.0 million of total FHLB borrowings.   The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital.  As of September 30, 2010, the Corporation was within this policy guideline at 96.9% of capital with $75.0 million total borrowings from all sources.  The Corporation has maintained FHLB borrowings and total borrowings within these policy guidelines throughout all of 2009 and the first nine months of 2010.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $213.7 million.  The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by the FHLB.  The nation’s sub-prime and credit crisis of 2008 has led to negative economic events, which has significantly affected real estate valuations, the residential housing industry, and securities consisting of various forms of mortgage-backed financial instruments.  The FHLB has been impacted by these events and is under operating performance pressures and increased regulatory oversight, and has taken steps to preserve capital.  As a result, the FHLB has suspended the dividend paid on stock owned by banks that have outstanding FHLB borrowings, and has discontinued the regular repurchase of excess stock if a bank reduces its borrowings.  However, as of October 29, 2010, the FHLB did repurchase a minimal amount of excess stock from member institutions including the Corporation.  Management believes this event signifies that FHLB is making headway in improving its capital position and has also made the move in an effort to restore confidence in the system.  Although these actions by the FHLB are positive, management remains committed to not placing significantly more reliance on the FHLB and staying below the level of borrowings that would require the purchase of additional capital stock.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of September 30, 2010	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	17.1%	8.0%	10.0%
Bank	16.9%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	15.8%	4.0%	6.0%
Bank	15.6%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	9.7%	4.0%	5.0%
Bank	9.6%	4.0%	5.0%

As of September 30, 2009
Total Capital to Risk-Weighted Assets
Consolidated	16.0%	8.0%	10.0%
Bank	15.8%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	14.7%	4.0%	6.0%
Bank	14.6%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	9.5%	4.0%	5.0%
Bank	9.4%	4.0%	5.0%

The dividends per share for the third quarter of 2010 were $0.24 per share, a 22.6% decrease from the $0.31 per share in the third quarter of 2009.  Year-to-date dividends per share were $0.72, a 22.6% decrease from the year-to-date dividends per share of $0.93 in 2009.  Dividends are paid from current earnings and available retained earnings.  Management’s current capital plan calls for management to maintain tier I leverage capital to average assets between 9.5% and 12.0%.  Management also desires a dividend payout ratio between 40% and 50%.  This ratio will vary according to income, but over the long term, management’s goal is to average a payout ratio in this range.  Since the amount of the dividends paid and the payout ratio are heavily dependent on income earned, management decided to reduce the dividend level in the fourth quarter of 2009 to $0.24 per share.  Management determined that a reduction in the quarterly dividend was prudent and appropriate given the current economic conditions.  Reducing the quarterly dividend in 2009 brought it more fully in line with lower current earning levels, which are primarily a result of substantially higher loan loss provisions and FDIC insurance premiums.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles.  This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet.  An unrealized gain increases capital, while an unrealized loss reduces capital.  This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital.  As of September 30, 2010, the Corporation showed unrealized gains, net of tax, of $4,589,000, compared to unrealized losses of $258,000 as of December 31, 2009, and unrealized gains of $867,000 as of September 30, 2009.  These unrealized gains or losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above.  The amount of unrealized net gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities which are shown as a reduction to income on the Corporation’s Consolidated Statements of Income.  The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments.  These arrangements may impact the Corporation’s financial condition and liquidity if they were to be

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

exercised within a short period of time.  As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2010.

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

September 30,
2010
$
Commitments to extend credit:
Revolving home equity	16,093
Construction loans	12,784
Real estate loans	9,095
Business loans	56,023
Consumer loans	2,915
Other	3,420
Standby letters of credit	7,190

Total	107,520

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

However, the Act contains numerous other provisions that likely will directly impact us and our banking subsidiary.  These include increased fees payable by banks to regulatory agencies, new capital guidelines for banks and bank holding companies, permanently increasing the FDIC insurance coverage from $100,000 to $250,000 per depositor, new liquidation procedures for banks, new regulations affecting consumer financial products, new corporate governance disclosures and requirements and the increased cost of supervision and compliance more generally.  Many aspects of the law are subject to rulemaking by various government agencies and will take effect over several years.  This time table, combined with the Act’s significant deference to future rulemaking by various regulatory agencies, makes it difficult for us to anticipate the Act’s overall financial, competitive, and regulatory impact on us, our customers, and the financial industry more generally.

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

As noted in the discussion on deposits, customers have historically provided the Corporation with a reliable and steadily increasing source of funds liquidity.  The Corporation also has in place relationships with other banking institutions for the purpose of buying and selling Federal funds.  The lines of credit with these institutions provide immediate sources of additional liquidity.  The Corporation currently has unsecured lines of credit totaling $25 million.  An additional $2 million would be available upon pledging of sufficient collateral.  This does not include amounts available from member banks such as the Federal Reserve Discount Window, the FHLB, and Atlantic Central Bankers Bank.

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods.  Management monitors six-month, one-year, three-year, and five-year cumulative gaps to determine liquidity risk.  The Corporation was outside of internal gap guidelines for the one-year and three-year gap ratios as of March 31, 2010, with the one-year at 52% versus a 60% minimum guideline and the three-year at 72% versus a 75% minimum guideline.  During the second quarter of 2010, management implemented prepayment speed assumptions for its securities portfolio to more accurately model principal paydowns received on securities.  It is management’s opinion that these investments are now modeled as accurately as possible and the cash flows received on each bond are reflected appropriately.  After these changes were made, as of June 30, 2010, the Corporation was within the internal gap guidelines for the one-year and three-year gap ratios with the one-year gap at 66% and the three-year gap at 87%.  As of September 30, 2010, these ratios were further improved with the one-year gap at 82% and the three-year gap at 100%. Further declines in U.S. Treasury rates during the third quarter of 2010 have resulted in faster prepayment speeds on the Corporation’s MBS and CMO securities causing the higher gap ratios.

Generally, through 2009 and into 2010, management had a bias towards rates remaining unchanged for a longer period of time and preferred to maintain gap ratios on the low end of gap guidelines, as it is advantageous to have a smaller amount of assets subject to repricing while interest rates are at historically low levels.  Management took the position that rates could remain low for an extended period of time, which has occurred.  Management also believes

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

that the Corporation’s large securities portfolio, with the vast majority of these securities carrying unrealized gains, is a readily accessible source of liquidity in the event any repositioning of assets is needed.  However, based on the length of past interest rate cycles, and the length that short-term rates have been at historically low levels, there is an increased likelihood that short term rates will have to be increased.  While management believes at this point the current economic conditions have to improve further for short term rates to be increased, it is only prudent to be planning for higher interest rates in 2011.  Therefore, it was important for the Corporation to slowly increase gap ratios to higher levels within management’s preferred range and begin to transition to a rates-up bias in 2011.  To transition too quickly would subject the Corporation to more repricing risk and could lower net interest margin.  To that regard, it is appropriate to position the Corporation to have higher gap ratios after short-term interest rates have moved up materially.  That way a significant amount of the Corporation’s assets, both loans and securities, do not reprice at the very beginning of the rates-up cycle.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources.  As of September 30, 2010, the Corporation was within guidelines for nearly all of the above measurements.  The only measurements that fell outside of the established guidelines were the securities portfolio liquidity limits as a percentage of assets and the securities portfolio.  Securities portfolio liquidity as a percentage of the total securities portfolio has a policy range of 10.0% to 20.0%.  As of September 30, 2010, this ratio was at 8.3%, slightly under the 10.0% desired minimum level.  As of December 31, 2009, management felt it would be advantageous to change the guideline for securities portfolio liquidity to 5.0% to 10.0% of assets up from the previous guideline of 2.5% to 7.5% of assets.  This change was instituted to afford for greater liquidity within the securities portfolio.  However, the new target will take some time to reach and, as of September 30, 2010, securities portfolio liquidity was 2.7% of assets.  While both of these measurements are outside of guidelines, management believes in the current rate environment, that it is advantageous to have lower security cash flows maturing in one year or less.  With little ability to reinvest cash flows at desirable yields, it is better to maintain a higher level of cash on hand than to subject the Corporation to additional repricing risk by purchasing short-term securities.  For this reason, management has been carrying an average of $10 million or more of available cash on hand on a daily basis throughout most of the third quarter and expects this will continue in the near future.  Management anticipates that these ratios will improve by December 31, 2010.  All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges.   Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

Interest Rate Risk
Interest rate risk is measured using two analytical tools:

•	Changes in net interest income
•	Changes in net portfolio value

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value.  The modeling is generally conducted under seven different interest rate scenarios.  The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, or 300 basis points, or decrease

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

100, 200, or 300 basis points.  In the third quarter of 2010, management made the decision to modify the interest rate scenarios and model net interest income if rates remain flat, decrease 50 or 100 basis points, or increase 100, 200, 300, or 400 basis points.  Because rates cannot go much lower, it was more appropriate to model more rates up scenarios to ensure net interest income can be maintained within acceptable limits in a faster rates-up environment.  The results obtained through the use of forecasting models are based on a variety of factors.  Both the income and fair value forecasts make use of the maturity and repricing schedules to determine the changes to the balance sheet over the course of time.  Additionally, there are many assumptions that factor into the results.  These assumptions include, but are not limited to, the following:

•	Projected interest rates
•	Timing of interest rate changes
•	Prepayment speeds on the loans and mortgage-backed securities
•	Anticipated calls on financial instruments with call options
•	Deposit and loan balance fluctuations
•	Economic conditions
•	Consumer reaction to interest rate changes

Each month, new financial information is supplied to the model and new forecasts are generated at least quarterly.  The model has the ability to automatically revise growth rates for assets and liabilities, and reinvestment rates for interest earning and bearing funds based on a databank of historical financial information and key interest rates that the model retains.  Personnel perform an in-depth annual validation and a quarterly review of the settings and assumptions used in the model to ensure reliability of the forecast results.  Back testing of the model to actual results is performed quarterly to ensure the validity of the assumptions in the model.  Both the validation and back testing indicate that the model assumptions are reliable.

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

The third quarter 2010 analysis projects the net interest income expected in the seven modified rate scenarios on a one-year time horizon.  As of September 30, 2010, the Corporation was within guidelines for the maximum amount of net interest income declines given all seven rate scenarios.  The Corporation’s projected net interest income fluctuations given the seven different rate scenarios did not change materially from December 31, 2009.

As of September 30, 2010, the Federal funds target rate was between 0.00% and 0.25%, so it is likely the Federal Reserve will not lower rates any further.  This means the Corporation’s primary concern in this current rate environment is with higher interest rate scenarios; therefore, they are reviewed with more scrutiny.  For the rates-up 100 basis-point scenario, net interest income decreases slightly compared to the rates unchanged scenario.  For the rates-up 200, 300, and 400 basis-point scenario, the net interest income increases in greater increments compared to the rates unchanged scenario.  The positive impact of higher rates is due to the impact of assets repricing to higher rates offsetting the normal liability sensitivity of the Corporation, where a larger amount of liabilities reprice than assets.  In the rates-up scenarios, most of the Corporation’s variable rate loans reprice higher by the full amount of the Federal Reserve’s action; whereas management is generally able to limit the amount of liabilities repricing to a fraction of the rate increase.  Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly over the next twelve months.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk.  The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates.  The calculation of net portfolio value discounts future cash flows to the present value based on current market rates.  The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven modified scenarios mentioned under “Changes in Net Interest Income” above.  As of September 30, 2010, the Corporation was within guidelines for all scenarios although the analysis

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

indicated some exposure in the rates-up scenarios.  This indicates that, as rates rise, the Corporation loses net portfolio value, with the value of assets declining at a faster rate than the decrease in the value of deposits.

The weakness with the net portfolio value analysis is that it assumes liquidation of the Corporation rather than as a going concern.  For that reason, it is considered a secondary measurement of interest rate risk to “Changes in Net Interest Income” discussed above.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2010, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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
September 30, 2010

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry.  There have not been any material changes in the primary risks since the December 31, 2009, Form 10-K and the September 30, 2010, Form 10-Q.  Additionally, the following risk has been identified since the last Form 10-K and the last Form 10-Q.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”).  The Act will result in sweeping financial regulatory reform aimed at strengthening the nation’s financial services sector.

The Act’s provisions that have received the most public attention generally have been those applying to larger institutions or institutions that engage in practices in which we do not engage.  These provisions include growth restrictions, credit exposure limits, higher prudential standards, prohibitions on proprietary trading, and prohibitions on sponsoring and investing in hedge funds and private equity funds.

However, the Act contains numerous other provisions that likely will directly impact us and our banking subsidiary.  These include increased fees payable by banks to regulatory agencies, new capital guidelines for banks and bank holding companies, permanently increasing the FDIC insurance coverage from $100,000 to $250,000 per depositor, new liquidation procedures for banks, new regulations affecting consumer financial products, new corporate governance disclosures and requirements and the increased cost of supervision and compliance more generally.  Many aspects of the law are subject to rulemaking by various government agencies and will take effect over several years.  This time table, combined with the Act’s significant deference to future rulemaking by various regulatory agencies, makes it difficult for us to anticipate the Act’s overall financial, competitive, and regulatory impact on us, our customers, and the financial industry more generally.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds – Nothing to Report

Item 3.  Defaults Upon Senior Securities – Nothing to Report

Item 4.  (Removed and Reserved)

Item 5.  Other Information – Nothing to Report

Item 6.  Exhibits:

Exhibits – The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

Page
3 (i)	Articles of Association of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

Index

ENB FINANCIAL CORP

10.2	2001 Employee Stock Purchase Plan	****

10.3	2010 Non-Employee Directors’ Stock Plan	*****

11	Statement re: computation of per share earnings	4
	(Included on page 4 herein)

31.1	Section 302 Chief Executive Officer Certification	53

31.2	Section 302 Principal Financial Officer Certification	54

32.1	Section 1350 Chief Executive Officer Certification	55

32.2	Section 1350 Principal Financial Officer Certification	56

*Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.

**Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.

***Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2008.

****Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.

*****Incorporated herein by reference to Exhibit 10 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 4, 2010.

Index

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: November 12, 2010	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
President & CEO

Dated: November 12, 2010	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

Index

ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2001 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.)
10.3	2010 Non-Employee Director’s Stock Plan (Incorporated herein by reference to Exhibit 10 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 53
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 54
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 55
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 56