Form 10-K
period 2010-12-31
ENB Financial Corp
filed 2011-03-25
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes  ☐                      No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐                      No☒

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
Yes  ☐                      No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, was approximately $33,503,542.

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2011, was 2,855,067.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be held on May 3, 2011, is incorporated into Parts III and IV hereof.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document.  These factors include, but are not limited to, the following:

•	Economic conditions
•	Monetary and interest rate policies of the Federal Reserve Board
•	Volatility of the securities markets
•	Effects of deteriorating market conditions, specifically the effect on loan customers to repay loans
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Changes in deposit flows, loan demand, or real estate and investment securities values
•	Changes in accounting principles, policies, or guidelines
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
•	The impact of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations issued thereunder.

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

The basic business of the Corporation is to provide a broad range of financial services to individuals and small-to-medium-sized businesses in Northern Lancaster County and surrounding market areas.  The Corporation utilizes

ENB FINANCIAL CORP

funds gathered through deposits from the general public to originate loans.  The Corporation offers time, demand, and savings deposits and secured and unsecured commercial, real estate, and consumer loans.  Ancillary services that provide added convenience for our customers include direct deposit and direct payments of funds through Electronic Funds Transfer, ATMs linked to the Star® network, telephone and internet banking, MasterCard® debit cards, Visa® or MasterCard credit cards, and safe deposit box facilities.  The Corporation also offers a full complement of trust and investment advisory services through ENB’s Money Management Group.

As of December 31, 2010, the Corporation employed 217 persons, consisting of 171 full-time and 46 part-time employees.  The number of full-time employees decreased by one and the number of part-time employees increased by one from the previous year-end.  A collective bargaining agent does not represent the employees.

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

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses.  No substantial portion of loans or

ENB FINANCIAL CORP

investments is concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in northern Lancaster County, Pennsylvania.  The business activities of the Corporation are not seasonal in nature.  Financial instruments with concentrations of credit risk are described in Note Q of the Notes to Consolidated Financial Statements included in this Report.  The concentration of credit risk information in Note P is incorporated by reference into this Part I, Item 1.

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

Supervision and Regulation of the Corporation

The Holding Company Act of 1956.

The Corporation is subject to the provisions of the Holding Company Act of 1956, as amended, and to supervision by the Federal Reserve Board.  The following restrictions apply:

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

Accelerated and large accelerated filers have had to comply with Sections 404a and 404b of SOX in their annual reports since 2004, with their auditors required to report on the effectiveness of internal controls.  An accelerated filer is defined as having between $75 million and $700 million of publicly traded market capitalization; large accelerated filers are companies with over $700 million of publicly traded market capitalization as of the end of their second quarter.  Non-accelerated filers with publicly traded market capitalization under $75 million were not required to comply with Section 404b.  The Corporation has always met the definition of a non-accelerated filer as the public equity float has always been under $75 million, and therefore is only subject to Section 404a.  The Corporation filed as a non-accelerated filer through 2007 and as a smaller reporting company beginning in 2008, when the SEC expanded the definition of a smaller reporting company.

During 2005, as the SEC and Public Company Accounting Oversight Board (PCAOB) jointly reviewed the 2004 annual reporting and evaluated the impact of SOX on these accelerated filers, it was apparent that the experience was difficult and costly, requiring more resources, people, and time than expected.  The SEC was particularly concerned about the cost and other difficulties that smaller companies would face in preparing to implement Section 404.  As a result, the requirement for non-accelerated filers, and subsequently smaller reporting companies, to comply with Section 404b was delayed.

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

In February 2008, the SEC proposed a rule that extended the date for independent auditor attestation to first be included for years ended on or after December 15, 2009.  Also in 2008, the SEC expanded the definitions of smaller public companies beyond non-accelerated filers to include a new definition of smaller reporting company.   The smaller reporting company definition was more favorable to smaller businesses that qualified under certain conditions.  On July 1, 2008, the Corporation came into existence as ENB Financial Corp, which succeeded Ephrata National Bank.  With the new entity and new SEC registration statement, the Corporation changed the filing status from non-accelerated filer to smaller reporting company.  An issuer has the ability to determine its filing status on an annual basis.

ENB FINANCIAL CORP

Those public companies with public floats under $75 million that did not qualify under the smaller reporting company were considered non-accelerated filers.  Both were not subject to Section 404b.  The non-accelerated filers also included publicly traded companies that previously did have a public float over $75 million but were now less than $50 million due to market conditions. The Corporation continues to meet the definition of a smaller public company as it has a public equity float of approximately $33.5 million as of June 30, 2010.

On October 2, 2009, the SEC announced, concurrent with the release of its most recent cost-benefit study that the Commission was granting a final deferral of the effective date of Section 404b for small companies, extending the deadline to annual reports for fiscal years ending after June 15, 2010.  Then on July 21, 2010, when the Dodd-Frank Act was signed into law, Section 404b was permanently deferred for all small companies.

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures.  Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.”  For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2010.  This designation has benefited the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate.  The Bank was utilizing a one-time credit against calculated quarterly FDIC assessments.  This credit was fully utilized in the second quarter of 2008, upon which the Bank began to pay FDIC insurance again.  The FDIC adjusts the insurance rates when necessary.  The FDIC insurance rate increased by 140% in 2009.  This increase was designed to replenish the FDIC fund due to 2008 bank failures and to provide for additional FDIC insurance coverage on deposit accounts.  The insurance coverage increases include an FDIC insurance increase from $100,000 to $250,000, and unlimited insurance coverage on non-interest bearing deposits and interest bearing deposit balances with rates less than or equal to 0.50%.  The total FDIC assessments paid by the Bank in 2010 were $617,000.

In addition to FDIC insurance costs, the Bank is subject to assessments to pay the interest on Financing Corporation Bonds.  Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions.  These assessment rates are set quarterly.  The total Financing Corporation assessments paid by the Bank in 2010 were $72,000.

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

ENB FINANCIAL CORP

In the third quarter of 2009, the FDIC announced that they would be requesting that banks prepay three years worth of assessments at the end of 2009 to help replenish the severely depleted Deposit Insurance Fund (DIF).  The Bank paid $2.3 million in prepaid FDIC insurance on December 30, 2009.  The entire amount was recorded as a prepaid expense (asset).  Each quarter, the Bank records an expense (charge to earnings) for its regular quarterly assessment for the quarter with an offsetting credit to the prepaid assessment.  Once the asset is exhausted, the Bank will record an accrued expense payable each quarter for the assessment payment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 30, 2014, any remaining amount will be returned to the Bank.  As of December 31, 2010, the prepaid FDIC insurance amounted to $1.7 million.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act made the temporary $250,000 FDIC insurance coverage the permanent standard maximum deposit insurance amount.  Additionally, on February 7, 2011, the Board of Directors of the FDIC approved a final rule based on the Dodd-Frank Act that revises the assessment base from one based on domestic deposits to one based on assets.  This change, which will be effective in April 2011, should save the Corporation a significant amount of FDIC insurance premiums going forward.

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

The Bank’s and Corporation’s capital ratios exceed the regulatory requirements to be considered well capitalized for Total Risk-Based Capital, Tier 1 Risk-Based Capital, and Tier 1 Leverage Capital.  The capital ratio table and consolidated financial statement Note M – Regulatory Matters and Restrictions, are incorporated by reference herein, from Item 8, and made a part hereof.  Note M discloses capital ratios for both the Bank and the Corporation, shown as Consolidated.

During 2009, capital adequacy became a primary focus of regulators in light of the challenging financial conditions of the past two years which have caused a larger number of bank failures, higher loan losses, and lower earnings

ENB FINANCIAL CORP

levels of financial institutions.  In 2008, there were 25 bank failures; in 2009, the number climbed to 140; and in 2010, it climbed even higher to 157.  As of February 18, 2011, 22 banks had failed in 2011.  As a result, regulators are discussing, and have acted to require banks with weaker capital levels to maintain levels higher than the regulatory minimums.  The most commonly discussed proposed capital levels for well-capitalized institutions have been: 8% rather than 5% for Tier 1 Leverage, 10% rather than 6% for Tier 1 Risk-Based, and 12% rather than 10% for Total Risk-Based Capital.  These discussed levels, and the associated higher levels for the related lower rated categories, have not been approved as of the time of this filing.  However, management is aware of regulatory practices that are requiring that these levels of capital be attained.  Management expects higher regulatory capital levels to be enacted in 2011 but is not able to predict what those levels will be.

Prompt Corrective Action

In the event that an institution’s capital deteriorates to the Undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including:

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

ENB FINANCIAL CORP

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

New Legislation and Regulations

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally creates a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank is expected to have a significant impact on the Corporation’s business operations as its provisions take effect. It is difficult to predict at this time what specific impact Dodd-Frank and the yet-to-be-written implementing rules and regulations will have on community banks. However, it is expected that, at a minimum, they will increase the Corporation’s operating and compliance costs and could increase interest expense. Among the provisions that are likely to affect the Corporation are the following:

Holding Company Capital Requirements
Dodd-Frank requires the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets. Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, are consistent with safety and soundness.

Deposit Insurance
Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012.  Previous to 2011, unlimited deposit insurance on non-interest bearing transaction accounts was covered through the Transaction Account Guarantee (TAG) program.  The TAG program expired December 31, 2010, and Dodd-Frank has incorporated this unlimited deposit insurance coverage for another two years. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, Dodd-Frank eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance
Dodd-Frank requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The SEC has finalized the rules implementing these requirements which took effect on January 21, 2011.  The Corporation is exempt from these requirements until January 21, 2013, due to its status as a smaller reporting company.  Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded. Dodd-Frank also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Limits on Interchange Fees
Dodd-Frank amends the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having

ENB FINANCIAL CORP

assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Consumer Financial Protection Bureau
Dodd-Frank creates a new, independent federal agency called the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy Provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive, or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Small Business Jobs Act

The Small Business Jobs Act was signed into law on September 27, 2010, which creates a $30 billion Small Business Lending Fund (the Fund) to provide community banks with capital to increase small business lending. Generally, bank holding companies with assets equal to or less than $10 billion are eligible to apply for and receive a capital investment from the Fund in an amount equal to 3-5% of its risk-weighted assets.

The capital investment will take the form of preferred stock carrying a 5% dividend which has the potential to decrease to as low as 1% if the participant sufficiently increases its small business lending within the first two and one-half years. If the participant does not increase its small business lending at least 2.5% in the first two and one-half years, the dividend rate will increase to 7%. After four and one-half years, the dividend will increase to 9% regardless of the participant’s small business lending. The deadline to apply to receive capital under the fund is March 31, 2011. Whether the Fund will help spur the economy by increasing small business lending or strengthening the capital position of community banks is uncertain.

Regulation E – Electronic Fund Transfer Act

On November 17, 2009, the Federal Reserve Board announced a final rule requiring consumer consent for overdraft fees on ATM and one-time debit card transactions.  The rule requires affirmative consumer consent, referred to as opt-in, for charging overdraft fees on these types of transactions.  Issued on November 12, 2009, as an amendment to Regulation E, which implements the Electronic Fund Transfer Act, the final rule had a July 1, 2010, mandatory compliance date.  The new rule’s prohibitions and requirements were extensive including:

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

ENB FINANCIAL CORP

Primarily as a result of this legislation, overdraft fee income was reduced by approximately 25% from 2009 to 2010.  Management expects overdraft fee income to be reduced further in 2011 due to the fact that 2010’s reduction was a result of less than half a year under the new regulation.  The year 2011 will be the first full year of the completely implemented Regulation E changes.

Regulation Z – Truth in Lending Act

The Truth in Lending Act was initially enacted to require financial institutions to provide standardized information or disclosures for consumers to use and consider when determining the cost of credit. This regulation has seen more changes than any other during the last eighteen months of legislative activity. The Home Ownership and Equity Protection Act, the Mortgage Disclosure Improvement Act of 2008, the Higher Education Opportunity Act, and the Credit Card Accountability and Responsibility Act of 2009 have all amended this regulation for the purpose of providing consumer protection.  Some of the protections realized by the amendments are:

•	The identification of Higher-Priced Mortgage Loans (HPML) and the establishment of the Average Prime Offer Rate to be used as an index with defined margins to identify these loans
•	Mandated disclosure formats, disclosure delivery schedules, and permissible loan closing schedules based on the delivery of required disclosure documents
•	Disclosure of loan payment processing and account crediting procedures
•	Open End Line of Credit periodic statements are to be issued at least 21 days before payment due date.

The Fair and Accurate Credit Transactions Act (FACT Act)

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

ENB FINANCIAL CORP

develop policies and procedures to be used when a notice of address discrepancy is received from a consumer reporting agency.

The final rule for Section 312 of the FACT Act was published in the Federal Register on July 1, 2009, and became effective on July 1, 2010.  This section, entitled the “Procedures to Enhance the Accuracy and Integrity of Information Furnished to Consumer Reporting Agencies,” mandates that financial institutions establish and implement reasonable written policies and procedures to insure the accuracy and integrity of the information they furnish to consumer reporting agencies about their clients’ credit activities.

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

The regulators continue to stress the importance of the Bank Secrecy Act.  The OCC has enhanced the risk assessment requirements for banks.  These include requiring banks to conduct annual risk assessments on bank products, customers, and geographies.

The Corporation has implemented the required internal controls and continues to enhance the policies, procedures, and monitoring programs to ensure proper compliance.  The Corporation has purchased software to automate the monitoring activities that are required for money laundering and suspicious activity.

Safe and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act)

The SAFE Act of 2008 was enacted to hold mortgage loan originators accountable by requiring originators to be licensed and registered with the National Mortgage Licensing System and Registry (NMLS). Individuals who take residential mortgage loan applications and offer or negotiate terms of residential mortgage loans are deemed mortgage loan originators who must be registered with the NMLS.  Mortgage loan originators of federally insured depository institutions are exempt from the act’s licensing requirements, but must be fingerprinted and have a criminal background check completed pursuant to the registration process.  Mortgage loan originators will be tracked through this registry and their registration must be updated annually. Depository institutions must require their mortgage loan originators to be registered by July 29, 2011. If a mortgage loan originator fails to register, the depository institution must prohibit them from acting as an originator until their registration is complete.

Government Sponsored Entities Takeover – September 7, 2008

On September 7, 2008, the U.S. Treasury Department took the unprecedented action of placing the government sponsored entities (GSE) of Fannie Mae and Freddie Mac under conservatorship.  Fannie Mae and Freddie Mac are government mortgage finance companies that were established with governmental backing to assist the public with affordable home ownership.  Fannie Mae was created in the 1930’s under President Franklin D. Roosevelt’s “New Deal” plan to revive the economy.  Freddie Mac was started in 1970.  The companies were designed primarily to lower the cost of home ownership by buying mortgages from lenders, freeing up cash at banks to make more loans.  They make money by financing mortgage-asset purchases with low-cost debt and on guarantees of home-loan securities they create out of loans from lenders.

When housing prices declined significantly in 2008 and recessionary conditions began, the health of these government sponsored entities deteriorated and both incurred unprecedented losses.  The financial condition of the two GSEs declined to the point that their survival and the backing of their mortgage-backed debt was called into question.  As a result, the U.S. government stepped in and effectively became the owner of these entities by taking a priority position in the preferred stock of these entities.  Due to the huge amount of GSE debt held by institutions and governments all over the world, the U.S. Treasury Department believed taking over the entities was the most appropriate course of action to ensure the backing of this debt and provide support for the credit markets in general.  As a result of the government’s action, Fannie Mae and Freddie Mac mortgage-backed instruments were able to

ENB FINANCIAL CORP

hold on to an AAA rating by the major rating services.  While government action backed the creditors, the preferred equity holders were left in a very weak position.  As a result, the Corporation initially took impairment and then sold its remaining preferred Fannie Mae stock position in the fourth quarter of 2008.

It is likely that the U.S. Treasury Department will continue to hold both Fannie Mae and Freddie Mac under conservatorship until a new regulatory solution is found.  As recent as February 2011, the government released a white paper documenting three options for the future of GSEs: a) eliminating the government role in the market beyond existing federal agencies; b) limiting the government backstop to periods of market stress; and c) maintaining the government role completely.  While Fannie Mae and Freddie Mac debt is not guaranteed by the U.S. government, as GSEs, they do have the implicit backing of the government, as demonstrated by government actions to date.  The economic ramifications of the U.S. government not fully backing Fannie Mae and Freddie Mac debt would be severe and felt worldwide as many foreign countries have purchased this debt.  Based on book value, the Corporation owned $36.5 million of mortgage-backed securities and $20.0 million of collateralized mortgage obligations of Fannie Mae and Freddie Mac as of December 31, 2010.  It is anticipated that the Corporation’s Fannie Mae and Freddie Mac security holdings will decline throughout 2011 as management has been directing the majority of newer investments into Ginnie Mae securities backed by the full faith and credit of the U.S. Government.

FDIC Insurance Reform

On October 3, 2008, the President signed the Emergency Economic Stabilization Act (EESA) of 2008.  This legislation temporarily raised the federal deposit insurance coverage limit per depositor from $100,000 to $250,000 through 2009.  In the second quarter of 2009, the Senate voted in favor of the Deposit Insurance Bill S. 896, which extended the FDIC’s borrowing authority with the U.S. Treasury from $30 billion to $100 billion, with emergency funding up to $500 billion.  The legislation also extended the temporary deposit insurance coverage increase to $250,000 through the end of 2013.  Additionally, the FDIC announced the details of its Temporary Liquidity Guarantee Program (TLGP) on October 14, 2008.  The purpose of this program was to strengthen confidence and encourage liquidity in the nation’s banking system.  This program was composed of two components:

•
The Debt Guarantee Program (DGP) under which the FDIC guaranteed certain newly issued senior unsecured debt issued on or after October 13, 2008, and before June 30, 2009, by participating financial institutions.  Financial institutions not desiring to participate in this program had to elect to opt out of this component.  The Corporation does not issue senior unsecured debt and therefore opted out of this program.

•
The Transaction Account Guarantee (TAG) program is the program under which the FDIC provided full deposit insurance coverage for all of a bank’s non-interest bearing deposit transaction accounts regardless of the dollar amount.  Negotiable Order of Withdrawal (NOW) accounts with interest rates less than or equal to 0.5% and Interest on Lawyer Trust Accounts (IOLTA) were also covered by this extended coverage.  This guarantee was originally intended to be temporary, with an initial expiration date of December 31, 2009.  On August 26, 2009, the FDIC extended the TAG program for six months, through June 30, 2010.  In April 2010, the guarantee was then extended an additional six months, through December 31, 2010, after which the TAG program expired; however similar transaction account insurance is now provided through the Dodd-Frank legislation.  The TAG program required a bank to disclose to its customers if it is or is not participating in the program.  A participating bank was also required to give a second disclosure to customers who had an agreement that swept money from a non-interest bearing transaction account to an interest bearing account or non-transaction account.  This disclosure had to inform the customer that a transfer to an interest bearing account could decrease the customer’s FDIC deposit insurance coverage.  The Corporation’s cost of the premium for the TAG program was very small compared to FDIC insurance coverage.  Total TAG costs for 2010 were less than $10,000.

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

ENB FINANCIAL CORP

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

American Recovery and Reinvestment Act of 2009

On February 18, 2009, President Barack Obama signed into law the American Recovery and Reinvestment Act of 2009.  This historical $789 billion economic recovery package was intended to stem the decline in the U.S. economy.  About 35% of the plan was dedicated to tax cuts for businesses and individuals, including payroll tax credits, first-time home buyer credits, and tax breaks on new car loan interest and sales tax.  The remainder of the package was spending-related, including construction of highways and bridges, water and waste water treatment facilities, and high speed internet services.  Spending plans also include health and human services initiatives such as expanded unemployment benefits, food stamps, and subsidies for health insurance.  Due to the magnitude of this wide sweeping legislation, the package will undoubtedly impact nearly all segments of the economy and will in turn impact the financial industry.  Up to the filing of this report, this legislation has not had a material impact on the Corporation’s financial condition and results of operations.

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

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein, from Item 6 on page 32 and the Consolidated Statements of Income on page 75 as found in this Form 10-K filing.

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

ENB FINANCIAL CORP

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

As of December 31, 2010, 41.3% of the Corporation’s loan portfolio consisted of commercial, industrial, and construction loans secured by real estate.  Another 15.2% of the Corporation’s loan portfolio consisted of commercial loans not secured by real estate.  These types of loans are generally viewed as having more risk of default than consumer real estate loans or other consumer loans.  These types of loans are also typically larger than consumer real estate loans and other consumer loans.  Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large

ENB FINANCIAL CORP

balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation’s Profitability Depends Significantly On Economic Conditions In The Commonwealth Of Pennsylvania And Our Market Area

The Corporation’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania, and more specifically, the local markets in which the Corporation operates.  Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial

ENB FINANCIAL CORP

services to customers primarily located in Lancaster County, as well as Berks, Chester, and Lebanon Counties.  The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans, and the stability of the Corporation’s deposit funding sources.  A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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
1 North Penryn Road
Manheim, Pennsylvania

In addition to the above properties, the Corporation owns two other properties located in the Corporation’s Ephrata Main Street campus.  These properties were acquired in 2002, when a group of properties adjacent and surrounding the Corporation’s Main Office was purchased.  These two properties are being held for future use or possible sale.  The other properties purchased in 2002 have been remodeled as office or operational space and are reflected in the offices shown above.

Item 3. Legal Proceedings

The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business; however, in the opinion of management, there are no proceedings pending to which the Corporation is a party to, or which would be material in relation to the Corporation’s undivided profits or financial

ENB FINANCIAL CORP

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

The Corporation has only one class of stock authorized, issued, and outstanding, which consists of common stock with a par value of $0.20 per share.  As of December 31, 2010, there were 12,000,000 shares of common stock authorized with 2,869,557 shares issued, and 2,856,039 shares outstanding to approximately 1,645 shareholders.  The Corporation’s common stock is traded on a limited basis on the OTCBB under the symbol “ENBP.”  Prices presented in the table below reflect high and low prices of actual transactions known to management.  Prices and dividends per share are adjusted for stock splits.  Market quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not reflect actual transactions.

	2010			2009
	High	Low	Dividend	High	Low	Dividend

First quarter	$20.70	$18.70	$0.24	$25.99	$22.00	$0.31
Second quarter	20.75	19.00	0.24	25.50	24.00	0.31
Third quarter	21.00	18.65	0.24	24.95	22.00	0.31
Fourth quarter	23.00	20.35	0.24	23.50	19.50	0.24

Source - SNL Financial LC

Dividends

Since 1973, the Corporation has paid quarterly cash dividends on approximately March 15, June 15, September 15, and December 15 of each year.  Prior to 1973, dividends were paid semi-annually.  The Corporation currently expects to continue the practice of paying quarterly cash dividends to its shareholders for the foreseeable future.  However, future dividends are dependent upon future earnings.  Certain laws restrict the amount of dividends that may be paid to shareholders in any given year.  In addition, under Pennsylvania corporate law, the Corporation may not pay a dividend if, after issuing the dividend (1) the Corporation would be unable to pay its debts as they become due, or (2) the Corporation’s total assets would be less than its total liabilities plus the amount needed to satisfy any preferential rights of shareholders.  In addition, as declared by the Board of Directors, Ephrata National Bank’s dividend restrictions apply indirectly to ENB Financial Corp because cash available for dividend distributions will initially come from dividends Ephrata National Bank pays to ENB Financial Corp. See Note M to the consolidated financial statements in this Form 10-K filing, for information that discusses and quantifies this regulatory restriction.

ENB Financial Corp offers its shareholders the convenience of a Dividend Reinvestment Plan and the direct deposit of cash dividends.  The Dividend Reinvestment Plan gives shareholders registered with the Corporation the opportunity to have their quarterly dividends invested automatically in additional shares of the Corporation’s common stock.  Shareholders who prefer a cash dividend may have their quarterly dividends deposited directly into a checking or savings account at their financial institution.  For additional information on either program, contact the Corporation’s stock registrar and dividend paying agent, Registrar and Transfer Company, 10 Commerce Drive, Cranford, NJ 07016.

ENB FINANCIAL CORP

Purchases

The following table details the Corporation’s purchase of its own common stock during the fourth quarter of 2010.

Issuer Purchase of Equity Securites

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans *	Maximum Number of Shares that May Yet be Purchased Under the Plan *

October 2010	-	-	-	87,100
November 2010	2,100	$21.25	2,100	85,000
December 2010	-	-	-	85,000

Total	2,100

*On August 13, 2008, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of outstanding common stock.  Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s Dividend Reinvestment Plan and Employee Stock Purchase Plan.  The first purchase of common stock under this plan occurred on August 27, 2008.  By December 31, 2010, a total of 55,000 shares were repurchased at a total cost of $1,385,000, for an average cost per share of $25.18.  Management may choose to repurchase additional shares in 2011.

Recent Sales of Unregistered Securities and Equity Compensation Plan

The Corporation does not have an equity compensation plan and has not sold any unregistered securities.

Shareholder Performance Graph

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on ENB Financial Corp’s common stock against the cumulative total return of the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index for the period of six fiscal years commencing December 31, 2005, and ending December 31, 2010.  The graph shows that the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2005, in each of the following: the Corporation’s common stock, the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index and that all dividends were reinvested in those securities over the past six years, the cumulative total return on such investment would be $73.95, $124.46, $79.07, and $59.56 respectively.  The shareholder return shown on the graph below is not necessarily indicative of future performance.

ENB FINANCIAL CORP

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
ENB Financial Corp	100.00	87.09	77.42	77.27	66.54	73.95
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
Mid-Atlantic Custom Peer Group*	100.00	102.72	96.00	76.83	71.93	79.07
SNL Small Cap Bank Index	100.00	114.14	82.53	69.37	48.76	59.56

*Mid-Atlantic Custom Peer Group consists of 157 commercial banks located in the Mid-Atlantic states of Pennsylvania, New York, New Jersey, Maryland, and Delaware.  The largest bank in this peer group had assets of $993 million with the smallest having assets of $48 million.

ENB FINANCIAL CORP

Item 6  - Selected Financial Data

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data set forth below should be read in conjunction with the Corporation's financial statements and their accompanying notes presented elsewhere herein.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	$	$	$	$	$
INCOME STATEMENT DATA
Interest income	32,754	33,803	34,725	33,784	31,567
Interest expense	10,547	12,818	14,598	14,692	12,904
Net interest income	22,207	20,985	20,127	19,092	18,663
Provision for loan losses	1,800	2,920	669	1,446	1,276
Other income	6,960	6,440	4,907	4,801	3,402
Other expenses	20,057	20,069	20,468	16,831	15,300
Income before income taxes	7,310	4,436	3,897	5,616	5,489
Provision/(benefit) for Federal income taxes	965	136	(117)	553	718
Net income	6,345	4,300	4,014	5,063	4,771

PER SHARE DATA
Net income (basic and diluted)	2.23	1.52	1.40	1.77	1.67
Cash dividends paid	0.96	1.17	1.24	1.21	1.17
Book value at year-end	25.99	24.51	23.92	24.05	23.14

BALANCE SHEET DATA
Total assets	747,769	725,952	688,423	633,762	606,670
Total loans	415,234	427,852	411,954	384,999	365,977
Securities	259,138	236,335	214,421	192,960	191,577
Deposits	595,594	569,943	511,112	478,726	469,259
Total borrowings	74,500	82,500	103,800	82,100	67,200
Stockholders' equity	74,233	69,576	68,045	68,822	65,957

SELECTED RATIOS
Return on average assets	0.85%	0.60%	0.60%	0.82%	0.81%
Return on average stockholders' equity	8.62%	6.28%	5.89%	7.63%	7.45%
Average equity to average assets ratio	9.85%	9.60%	10.20%	10.72%	10.85%
Dividend payout ratio	43.05%	76.97%	88.57%	68.36%	70.06%
Efficiency ratio	65.68%	69.01%	75.09%	65.42%	61.92%
Net interest margin	3.50%	3.43%	3.51%	3.62%	3.68%

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

Results of Operations

Overview

The Corporation recorded net income of $6,345,000 for the year ended December 31, 2010, a 47.6% increase over the $4,300,000 earned during the same period in 2009.  The 2009 net income was 7.1% higher than the 2008 net income of $4,014,000.  Earnings per share, basic and diluted, were $2.23 for 2010, compared to $1.52 in 2009, and $1.40 in 2008.

Earnings were positively affected by an increase in net interest income and a decrease in the provision for loan losses.

•
Net interest income showed a 5.8% improvement over 2009 levels, primarily as a result of the continued low-rate environment that allowed the Corporation to achieve significant savings on funding costs.

•
The Corporation recorded a provision for loan loss expense of $1,800,000 for the year ended December 31, 2010, a $1,120,000 decrease from the $2,920,000 recorded for the same period in 2009.  The lower provision was primarily a result of an increase in the provision expense in 2009 to compensate for credit quality deterioration in the Corporation’s loan portfolio.  The allowance as a percentage of loans increased from 1.38% as of December 31, 2009, to 1.72% as of December 31, 2010.

Despite significant economic weakness and an extremely low interest rate environment, the Corporation’s net interest income increased at a rate of 5.8%, or $1,222,000, for the year ended December 31, 2010, compared to 4.3%, or an $858,000 increase from 2008 to 2009.  Other income, excluding the gain or loss on securities, decreased 4.4%, or $277,000 in 2010, compared to 2009.  Total operational costs were nearly unchanged from 2009 to 2010, decreasing by $12,000, as the Corporation continued to leverage efficiencies gained from the business process improvement engagement that occurred in 2008 and 2009.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE).  ROA measures how efficiently a bank generates income based on the amount of assets or size of a company.  ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.  The latter measurement typically receives more attention from shareholders.  The Corporation’s 2010 ROA was 0.85%, compared to 0.60% in 2009; likewise ROE increased from 6.28% in 2009 to 8.62% in 2010.  Both increases were primarily due to the sharp increase in the Corporation’s earnings.  The 41.7% increase in ROA was slightly lower than the 47.6% increase in earnings due to a 4.7% growth in the Corporation’s average assets.  The ROE increased 37.3%, as the 47.6% increase in earnings was partially offset by a 7.4% increase in average equity.  This resulted in more return from the equity utilized.

Key Ratios	Year Ended
	December 31,
	2010	2009

Return on Average Assets	0.85%	0.60%

Return on Average Equity	8.62%	6.28%

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Income taxes

ENB FINANCIAL CORP
Management's Discussion and Analysis

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income.  In 2010, NII generated 76.1% of the Corporation’s gross revenue stream, compared to 76.5% in 2009, and 80.4% in 2008.  Since NII comprises a significant portion of the operating income, the direction and rate of increase or decrease will often indicate the overall performance of the Corporation.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis.  For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets, are presented on an FTE basis.  The FTE NII shown in both tables below will exceed the NII reported on the statements of income.  The amount of FTE adjustment totaled $1,999,000 for 2010, $1,746,000 for 2009, and $1,649,000 for 2008.

The amount of the tax adjustment varies depending on the amount of income earned on tax-free assets.  The Corporation has historically carried a larger component of tax-free loans and securities relative to its size.  When income levels were diminished in 2006 through 2009, this caused the Corporation to be in an alternative minimum tax (AMT) position, as tax-free income grew to a much larger percentage of total income.  When the Corporation was in an AMT position, tax-free loans and securities did not offer the full tax advantage they do when the Corporation is not subject to AMT.  As a result of the AMT position, management began reducing the tax-free municipal bond portfolio in 2008 and early 2009 in an effort to reduce the Corporation’s AMT position, which acted to reduce the tax-equivalent adjustments.  However, because of legislation that followed the credit crisis in the fall of 2008, beginning in 2009, financial institutions were permitted to purchase 2009 and 2010 newly issued tax-free municipal bonds, which are AMT-exempt for the life of the bond.  As a result, management resumed the purchase of AMT-exempt municipal bonds in mid 2009 increasing the size of the tax-free municipal bond portfolio, and again increasing the tax equivalent adjustment.  This is why the tax equivalent adjustment increased from 2008 to 2009, and again from 2009 to 2010.  The Corporation was not in an AMT position for 2010 due to higher levels of taxable income and is not expected to be in an AMT position in 2011, therefore it is likely the Corporation’s tax-equivalent adjustment will continue to grow slowly in 2011.

Net Interest Income
(DOLLARS IN THOUSANDS)

	Year ended
	2010	2009	2008
	$	$	$

Total interest income	32,754	33,803	34,725
Total interest expense	10,547	12,818	14,598

Net interest income	22,207	20,985	20,127
Tax equivalent adjustment	1,999	1,746	1,649

Net interest income
(fully taxable equivalent)	24,206	22,731	21,776

NII is the difference between interest income earned on assets and interest expense incurred on liabilities.  Accordingly, two factors affect NII:

•	The rates charged on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve and other wholesale funding curves, all affect NII.

The Federal funds rate, which is the overnight rate that financial institutions charge other financial institutions to buy or sell overnight funds, has declined from 5.25% in August 2007, to 0.25% by December 15, 2008, and has remained at this historically low level to the writing of this filing.

ENB FINANCIAL CORP
Management's Discussion and Analysis

The Prime rate typically moves in tandem with the Federal funds rate and similarly has not moved from its historically low 3.25% since December 31, 2008.  The fact that the Federal funds rate and the Prime rate have remained at these very low levels for over two years has generally had offsetting positive and negative impacts to the Corporation’s NII. The decrease in the Federal funds rate has reduced the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense, while the decrease in the Prime rate has reduced the yield on the Corporation’s prime-based loans.  The Corporation’s fixed rate loans do not reprice as rates change; however, with the steep decline in interest rates and a prolonged period with lower market rates, more customers have refinanced into lower fixed rate loans or moved into Prime-based loans.  Management has instituted floors on certain loan instruments and revised pricing standards to help slow the reduction of loan yield during this historically low-rate period.

During 2008, short-term interest rates decreased dramatically, and by the end of 2008, the U.S. Treasury curve resumed a more normal, positively sloped yield curve with overnight rates just under 0.25% and the 10-year U.S. Treasury close to 2.15%.   The nearly 200 basis points of positive slope between overnight rates and the 10-year U.S. Treasury was material, but not favorable enough for financial institutions to take on more interest rate risk by making fixed-rate loans or purchasing fixed-rate securities.  The positive slope of the yield curve has fluctuated many times in the past two years with the overnight rates remaining the same with the 10-year U.S. Treasury varying between as high as 4.00% for both 2009 and 2010, and as low as 2.20% in 2009, and 2.40% in 2010.  The 10-year U.S. Treasury finished 2010 at 3.30%, which provided for more than 300 basis points of slope off the overnight rate of 0.25%.  Generally, there was a little more positive slope in the yield curve during 2009 than in 2010.  The average 10-year U.S. Treasury close was approximately 3.21% in 2010 versus 3.38% in 2009; however, the slope was greater than what existed at the end of 2008.  The 300 basis points of slope that existed for much of 2010 was enough for management to be able to extend on the yield curve to pick up greater asset yield.  Since deposits and borrowings generally price off short-term rates, the significant rate drops on the short end of the rate curve permitted management to continue to reduce the overall cost of funds during 2010.  Over this period, management continued to reprice time deposits and borrowings to lower levels.  Rates on interest bearing core deposit accounts were also steadily reduced during 2010.  Meanwhile, management continued to invest in securities and originate loans at longer terms, where the U.S. Treasury curve and market interest rates remained higher.

Management currently anticipates that the overnight interest rate and Prime rate will remain at these historically low levels throughout 2011 because of the current economic and credit situation.  This will likely result in the U.S. Treasury curve retaining a significant positive slope for 2011, based on the economic data currently available.  This will allow management to continue to price the vast majority of liabilities off lower short-term rates, while pricing loans and investing in longer securities, which are based off the 5-year and 10-year U.S. Treasury rates that are significantly above short-term rates.

ENB FINANCIAL CORP
Management's Discussion and Analysis

The following table provides an analysis of year-to-year changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Federal funds sold	17	(4)	13	3	(29)	(26)

Securities available for sale:
Taxable	(15)	(1,294)	(1,309)	554	(563)	(9)
Tax-exempt	780	(143)	637	197	63	260
Total securities	765	(1,437)	(672)	751	(500)	251
Loans	513	(649)	(136)	1,693	(2,587)	(894)
Regulatory stock	-	(1)	(1)	6	(162)	(156)

Total interest income	1,295	(2,091)	(796)	2,453	(3,278)	(825)

INTEREST EXPENSE

Deposits:
Demand deposits	68	(243)	(175)	(31)	(584)	(615)
Savings deposits	18	(74)	(56)	32	(167)	(135)
Time deposits	264	(1,786)	(1,522)	1,338	(2,103)	(765)
Total deposits	350	(2,103)	(1,753)	1,339	(2,854)	(1,515)

Borrowings:
Federal funds purchased	(10)	(6)	(16)	(9)	(47)	(56)
Other borrowings	(388)	(114)	(502)	(191)	(18)	(209)
Total borrowings	(398)	(120)	(518)	(200)	(65)	(265)

Total interest expense	(48)	(2,223)	(2,271)	1,139	(2,919)	(1,780)

NET INTEREST INCOME	1,343	132	1,475	1,314	(359)	955

In 2010, the Corporation’s NII on an FTE basis increased by $1,475,000 compared to 2009, a 6.5% increase.  Total interest income on an FTE basis for 2010 decreased $796,000, or 2.2%, from 2009, while interest expense decreased $2,271,000, or 17.7%, from 2009 to 2010.  The FTE interest income from the securities portfolio decreased by $672,000, or 5.5%, while loan interest income declined $136,000, or 0.6%.  During most of 2010, loan demand was moderately low and the Corporation used available liquidity generated by deposits and additional borrowings to invest in securities.  Although the growth in the securities portfolio added $765,000 to net interest income, the lower yields on securities caused a $1,437,000 reduction, resulting in a net decrease of $672,000.  Loan demand was modest in the first half of the year, contributing to growth in loan balances, which added $513,000 to net interest income.  However, decreases in loan yield more than offset the additional income from loan growth, reducing net interest income by $649,000, resulting in a net decrease of $136,000.

Interest bearing liabilities grew steadily throughout 2010.  Despite the increase in balances, total interest expense declined with the significantly lower interest rates.  Lower interest rates on all deposit groups caused $2,103,000 of savings, while higher balances increased interest expense by $350,000, resulting in net savings of $1,753,000.  Out of all the Corporation’s deposit types, demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes.  The Corporation reduced demand deposit interest expense by $243,000 due to lower rates.  Time deposit balances increased adding $264,000 to expense, but time deposits repricing to lower interest rates reduced interest expense by $1,786,000, causing a net reduction of $1,522,000 in time deposit interest expense.

ENB FINANCIAL CORP
Management's Discussion and Analysis

Historically, the Corporation has seen increases in time deposits when the equity markets decline, as investors attempt to protect principal.  This occurred in both 2009 and 2010.  Even with the historically low rate environment, the Corporation was successful in increasing nearly all deposit types by providing competitive rates.  As 2010 progressed and interest rates remained low, the Corporation was able to continue to reprice time deposits maturing at lower interest rates thereby reducing the cost of funds significantly.  Management was also able to reduce interest rates throughout the year on the other interest bearing core deposit balances.  These rate reductions more than compensated for the increase in deposit balances for all deposit types.

The Corporation was able to rely more on the liquidity generated by deposits during the year and slightly less on borrowed funds.  The Federal funds purchased declined, decreasing interest expense $10,000 related to decreased balances, while reducing expense $6,000 due to lower rates, for a net decrease to expense of $16,000.  Long-term borrowing balances decreased interest expense $388,000, and lower rates reduced expense $114,000, for a net decrease of $502,000.

The following table shows a more detailed analysis of net interest income on an FTE basis shown with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities.  Additionally, the analysis provides the net interest spread and the net yield on interest earning assets.  The net interest spread is the difference between the yield on interest earning assets and the interest rate paid on interest bearing liabilities.  The net interest spread has the deficiency of not giving credit for the non-interest bearing funds and capital used to fund a portion of the total interest earning assets.  For this reason, Management emphasizes the net yield on interest earning assets, also referred to as the net interest margin (NIM).  The NIM is calculated by dividing net interest income on an FTE basis into total average interest earning assets.  The NIM is generally the benchmark used by analysts to measure how efficiently a bank generates NII.  For example, a financial institution with a NIM of 3.50% would be able to use fewer assets and still achieve the same level of NII as a financial institution with a NIM of 3.25%.

ENB FINANCIAL CORP
Management's Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
	2010			2009			2008

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and
deposits at other banks	8,973	19	0.21	1,426	6	0.40	1,310	32	2.49

Securities available for sale:
Taxable	178,826	7,193	4.02	179,140	8,502	4.75	167,845	8,511	5.07
Tax-exempt	69,937	4,352	6.22	57,466	3,715	6.46	54,403	3,455	6.35
Total securities (d)	248,763	11,545	4.64	236,606	12,217	5.16	222,248	11,966	5.38

Loans (a)	429,034	23,179	5.40	419,689	23,315	5.56	391,112	24,209	6.19

Regulatory stock	4,875	10	0.21	4,916	11	0.21	4,737	167	3.52

Total interest earning assets	691,645	34,753	5.03	662,637	35,549	5.37	619,407	36,374	5.88

Non-interest earning assets (d)	55,206			50,451			48,773

Total assets	746,851			713,088			668,180

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	108,863	441	0.41	96,975	616	0.64	99,614	1,231	1.24
Savings accounts	90,309	109	0.12	80,649	165	0.20	72,049	300	0.42
Time deposits	264,581	6,652	2.51	256,062	8,174	3.19	219,769	8,939	4.07
Borrowed funds	80,451	3,345	4.16	92,518	3,863	4.18	97,497	4,128	4.23
Total interest bearing liabilities	544,204	10,547	1.94	526,204	12,818	2.44	488,929	14,598	2.99

Non-interest bearing liabilities:
Demand deposits	123,838			112,706			106,029
Other	5,229			5,690			5,092

Total liabilities	673,271			644,600			600,050

Stockholders' equity	73,580			68,488			68,130

Total liabilities & stockholders' equity	746,851			713,088			668,180

Net interest income (FTE)		24,206			22,731			21,776

Net interest spread (b)			3.09			2.93			2.89
Effect of non-interest
bearing funds			0.41			0.50			0.62
Net yield on interest earning assets (c)			3.50			3.43			3.51
(a) Includes balances of non-accrual loans and the recognition of any related interest income.  Average balances also include net deferred loan fees of ($227,000) in 2010, ($306,000) in 2009, and ($308,000) in 2008.  Such fees recognized through income and included in the interest amounts totaled $55,000 in 2010, $59,000 in 2009, and $48,000 in 2008.
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

ENB FINANCIAL CORP
Management's Discussion and Analysis

The Corporation’s interest expense decreased at a faster pace than interest income, resulting in a higher NIM of 3.50% for 2010, compared to 3.43% for 2009.  The yield earned on assets dropped 34 basis points while the rate paid on liabilities dropped 50 basis points.  Management anticipates further NIM improvement in 2011 as the rate curve remains in a relatively steep positive slope, allowing further cost savings to occur on liabilities, while loans have essentially reached the bottom of the pricing cycle.  Prime rate decreases that have a negative impact to loan yield should be over now that the target Federal funds rate is between 0.00% and 0.25%.  While the amount of the Corporation’s Prime-based loans continues to increase, management is also flooring more Prime-based loans above 3.25% in an effort to slow the loss of loan yield.  Management is also taking action to increase Prime-based loan rates when the customer’s credit standing has diminished.  Management’s efforts to price Prime-based loans higher were mainly offset by more Prime-based loan demand.  Customers are seeking more Prime-based loans because even with Prime floors instituted at 4.00%, these variable rate loans are viewed as more desirable than commercial fixed rate loans that range from just under 5.00% to over 7.00%, depending on the term and credit quality of the borrower.  Some business and commercial borrowers are paying down these fixed rate loans, and refinancing with a Prime-based variable rate loan.  The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue.  For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Yields on the Corporation’s securities declined 52 basis points for the year 2010, compared to 2009.  This compares to a 22 basis point decline in securities yield that occurred from 2008 to 2009.  Some of the securities purchased four and five years ago, when interest rates were last at 40-year historical lows, matured and were reinvested at higher rates during 2008, prior to the significant fourth quarter 2008 rate decreases.  This enabled management to increase yields slightly in 2008.  Since 2008, most reinvestment of securities has occurred at lower interest rates, causing lower portfolio return.  During 2010, most of the cash flow received from the securities portfolio was reinvested at significantly lower yields.  The portfolio yield did not decline to the extent that market rates had declined in 2009, due mainly to the length of the Corporation’s portfolio, some market changes, and certain portfolio strategies.  In 2009, due to continued turmoil in the credit markets, there were opportunities to purchase instruments that carried larger than normal spreads.  This was especially true with regard to corporate bonds.  The resumption of purchasing tax-exempt municipal bonds that qualify as alternative minimum tax exempt also helped to keep the decline in security yield to a minimum.  However, as the period of historically low rates grew longer, more and more of the Corporation’s securities matured and had to be invested at lower rates. With relatively low loan demand in 2009 and an actual reduction of loans in the second half of 2010, management had to direct all cash flows from securities back into securities.  The low point in reinvestment at lower rates was in October of 2010 when the 10-year U.S. Treasury was as low as 2.40%.  Since then, the 10-year yield had risen to 3.30% by the end of 2010, and as high as 3.75% in early 2011.  The 5-year U.S. Treasury was up nearly the same over the same periods.  The end of 2010, and the beginning of 2011, has brought higher longer-term U.S. Treasury rates and with them, more opportunities to reinvest at higher interest rates.  Management anticipates that the past declines in overall asset yield will stabilize in 2011 with some further declines in loan yields being offset by increases in investment yields.  Loan yield will likely retreat further as new loan volume and refinancing to Prime-based variable loans will likely continue, whereas security yield will likely begin to increase, with a more favorable slope to the yield curve with significantly higher mid and long-term U.S. Treasury rates than in the Fall of 2010.

The rate paid on deposits and borrowings decreased for the year ended December 31, 2010, over the same period in 2009.  Management follows a disciplined pricing strategy on core deposit products that are not rate sensitive, meaning that the balances do not fluctuate significantly when interest rates change.  The pricing strategy helped to manage the cost of funds by reducing interest expense on demand deposits by 23 basis points, on savings deposits by 8 basis points, and on time deposits by 68 basis points in 2010.  Management captured rate savings on time deposits as large portions of the time deposit portfolio repriced downward as interest rates declined.  This opportunity resulted from several converging market conditions, including uncertainty in the stock market, local bank consolidation, and economic turmoil.  Typically, the Corporation sees increases in time deposits during periods when consumers are not confident in the stock market and economic conditions deteriorate.  During these periods, there is a “flight to safety” to federally insured deposits.  As stock market performance improved by the end of 2010 and continued into 2011, this trend has halted and it is too early to determine if continued improvement in the stock market will result in outflows from financial institutions in 2011.  In previous years, the Corporation benefited from the fallout related to any local merger activity but that subsided in 2010 compared to 2009 and 2008.  A somewhat newer trend affecting deposit growth has been customers being less interest rate sensitive and more concerned about the financial health of their financial institution. This continues to benefit the Corporation due to stronger capital and better earnings performance than several local competitors.

ENB FINANCIAL CORP
Management's Discussion and Analysis

The average rate on borrowed funds decreased slightly from 2009 to 2010, as several long-term borrowings matured and management was able to refinance into new long-term borrowings at lower interest rates.  Throughout most of 2010, the fixed borrowing rates were lower than the average rate paid on the Corporation’s existing borrowings.  The Corporation may have opportunities to decrease borrowing costs in 2011, as additional fixed rate borrowings mature or reprice.  Additionally, the average rate on borrowings will decline should borrowings increase and additional advances are obtained at lower rates.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio.  The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio.  The Corporation added $1,800,000 to the allowance for 2010, compared to $2,920,000 for 2009.  The Corporation gives special attention to the level of delinquent loans.  The analysis of the loan loss allowance takes into consideration, among other things, the following factors:

•	levels and trends in delinquencies, non-accruals, and charge-offs,
•	trends within the loan portfolio,
•	changes in lending policies and procedures,
•	experience of lending personnel and management oversight,
•	national and local economic trends,
•	concentrations of credit,
•	external factors such as legal and regulatory requirements,
•	changes in the quality of loan review and Board oversight,
•	changes in the value of underlying collateral.

The provision for the year ended December 31, 2010, was significantly lower than the provision for 2009 due to the following factors that caused the 2009 provision to be elevated:

•	Recessionary economic conditions
•	Moderate increase in delinquency rates during 2009
•	Trends in non-performing loans
•	Increased charge-offs

While the provision was significantly lower in 2010 than it was in 2009, it is still at an elevated level compared to past years.  The factors listed above continue to adversely affect the Corporation’s loan portfolio and, consequently, the provision.  The first three factors are all related to the difficult economic conditions, which have prevailed in 2009 and 2010.  The cumulative impact of prolonged recessionary conditions has had an impact on the Corporation’s borrowers, primarily commercial and business borrowers, making it necessary to increase the allowance as a percentage of loans to provide for higher anticipated losses.  The Corporation also had to increase the provision in 2009 to directly offset $1,260,000 of 2009 charge-offs.  Because of the elevated provision, the allowance as a percentage of loans increased from 1.38% at December 31, 2009, to 1.72% by the end of 2010.  Total charge-offs for 2010 amounted to $670,000, compared to $1,260,000 in 2009. The 2009 charge-offs were significantly higher due to large fourth quarter 2009 charge-offs, which consisted of one large commercial loan and a number of smaller unrelated commercial loans.  The amounts charged off were the amounts determined to be uncollectible on these loans.  It is anticipated that the Corporation will continue to make larger provision allocations in 2011 in an effort to both offset any net charge-offs and still increase the allowance as a percentage of total loans.

Management also continues to provide for estimated losses on pools of similar loans based on historical loss experience.  Management utilizes qualitative factors every quarter designed to adjust historical loss experience to take into consideration the current trends in loan volume, delinquencies, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight.  Additionally, national and local economic trends and conditions are considered to help determine the impact on the amount of loan loss allowance the Corporation should be carrying on the various types of loans.  In 2010, the Corporation adjusted several qualitative factors, in particular, the factors related to external items such as competition, legal, and regulatory risks.  Most of these qualitative factors were adjusted higher to account for the increased regulatory and economic pressures present in the outstanding loan portfolio.  The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually updated to more accurately project estimated credit losses.

ENB FINANCIAL CORP
Management's Discussion and Analysis

Management continues to evaluate the allowance for loan losses in relation to the growth or decline of the loan portfolio and its associated credit risk, and believes the provision and the allowance for loan losses are adequate to provide for future loan losses.  For further discussion of the calculation, see the “Allowance for Loan Losses” section.

Other Income

Other income for 2010 was $6,960,000, an increase of $520,000, or 8.1%, compared to the $6,440,000 earned in 2009.  The following table details the categories that comprise other income.

OTHER INCOME
(DOLLARS IN THOUSANDS)

	2010 vs. 2009				2009 vs. 2008
	2010	2009	Increase (Decrease)		2009	2008	Increase (Decrease)
	$	$	$	%	$	$	$	%
Trust and investment services	1,122	1,075	47	4.4	1,075	971	104	10.7
Service charges on deposit accounts	1,584	2,047	(463)	(22.6)	2,047	1,454	593	40.8
Other fees	489	559	(70)	(12.5)	559	607	(48)	(7.9)
Commissions	1,592	1,409	183	13.0	1,409	1,328	81	6.1
Net realized gains (losses) on sales
of securities available for sale	972	175	797	455.4	175	(506)	681	(134.6)
Gains on sale of mortgages	305	229	76	33.2	229	123	106	86.2
Earnings on bank-owned life insurance	555	646	(91)	(14.1)	646	632	14	2.2
Other miscellaneous income	341	300	41	13.7	300	298	2	0.7

Total other income	6,960	6,440	520	8.1	6,440	4,907	1,533	31.2

There was a significant variance in gains or losses on security transactions for the year ended December 31, 2010, compared to the same period in 2009.  For the year ended December 31, 2010, $972,000 of gains on securities transactions were recorded compared to $175,000 for 2009.  Gains or losses on securities transactions fluctuate based on market conditions including:

•	opportunities to reposition the securities portfolio to improve long-term earnings,
•	appreciation or deterioration of a securities value due to changes in interest rates, credit risk, or market dynamics such as spread and liquidity, or
•	management’s asset liability goals to improve liquidity or reduce interest rate or fair value risk.

The gains or losses recorded depend entirely on management’s active trades based on the above.  Losses can be in the form of active sales of securities, or impairment of securities, which involves writing the security down to a lower value based on anticipated credit losses.  During 2009, the Corporation realized a $526,000 loss on the sale of a CIT Group, Inc. corporate bond and recorded impairment charges of $369,000 on three private collateralized mortgage obligation (PCMO) securities for which a full recovery of principal is not expected.  Throughout 2009, management also sold securities at gains of $1,070,000, which more than offset these losses, resulting in the net gain of $175,000 for the year.  During 2010, management was able to take advantage of favorable market conditions and sell a number of securities for net gains of $1,365,000, offsetting $393,000 of impairment charges for the year and resulting in net securities gains of $972,000.

Trust and investment services income increased 4.4% from 2009 to 2010, after increasing 10.7% from 2008 to 2009.  In 2010, trust and investment services revenue accounted for 3.8% of the Corporation’s gross revenue stream, including gains and losses on securities and mortgages, compared to 3.9% in both 2009 and 2008.  Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party.  In 2010, the traditional trust business accounted for $820,000, or 73.1%, of total trust and investment services income, with the alternative investment services totaling $302,000, or 26.9%.  In 2010, traditional trust services income decreased $25,000, or 3.0%, from 2009 levels, while alternative investment services income increased $72,000, or 31.3%, over 2009 levels.  In 2009, the traditional trust component had increased $135,000, or 19.0%, over 2008, accounting for the higher percentage of increase in trust and investment services revenue from 2008 to 2009.  The amount of customer investment activity drives the investment services income.  In

ENB FINANCIAL CORP
Management's Discussion and Analysis

2009, the economic slowdown throughout the year had diminished customer interest in investing in the equity market, but activity picked up marginally in 2010 as some confidence in the market was restored.  The trust and investment services area continues to be an area of strategic focus for the Corporation.  Management believes there is a great need for retirement, estate, and small business planning in the Corporation’s service area.  Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts for the year ended December 31, 2010, decreased by $463,000, or 22.6%, compared to 2009.  Overdraft service charges for 2010, which comprise nearly 90% of the total deposit service charges, decreased substantially to $1,408,000, from $1,895,000 in 2009, a 25.7% decrease.  This notable decrease was a result of regulatory changes implemented in mid-2010 which prevented all financial institutions from charging overdraft fees on one-time debit card transactions or point of sale transactions unless a customer chooses to allow these types of overdrafts to occur.  Management expects overdraft income to continue to decline throughout 2011 because of these regulatory changes and increased customer awareness of overdraft practices.

Other fees decreased for the year ended December 31, 2010, by $70,000, or 12.5%, compared to the previous year.  Loan-related fees decreased $66,000, while the remaining fee income categories decreased $4,000.  Letter of credit fees declined $56,000, or 50.0%, as construction projects slowed drastically.  Combined mortgage rate amendments, modifications, document preparation fees, and mortgage origination fees decreased by $22,000, or 12.4%, from 2009 to 2010, as the number of rate amendments and modifications slowed significantly from 2009, while new home mortgage volume and refinancing activity increased.  The Corporation assesses fees to business customers when they amend the original terms of their mortgage agreement, to change the length of the loan, the rate, or both.  These amendments allow customers to obtain favorable terms without rewriting the loan.  These loan amendments do not involve delinquent loans.  Offsetting these fee decreases, fees for lien searches increased by $17,000 from 2009 to 2010.  The largest decrease in other fees was an $11,000 reduction in fees on ATM/Debit cards issued.  The Corporation made a pricing change in 2009 when it discontinued charging $10 for every consumer card issued.

The largest component of commission income is from the Corporation’s Debit MasterCard®.  The amount of customer usage of the card at point of sale transactions determines the level of commission income received.  The debit card income of $1,366,000 in 2010 represents an increase of $197,000, or 16.9%, over 2009.  Customers have become more comfortable with the use of debit cards, and they are now widely accepted by merchants, thereby increasing the number of transactions processed.  This type of commission income is also referred to as interchange fee income.  The Debit MasterCard income has consistently increased by double-digit percentages over the past four years; however, presently there is interchange fee legislation that would limit the amount of income financial institutions would receive from these debit card transactions.  Management is unable to predict the outcome of the projected legislation, but it is likely that a material reduction could begin to occur on this revenue in 2011.  Another large component of commission income is from MasterCard and Visa® commissions, which provided income of $162,000 for 2010, an increase of $5,000, or 3.2%, over 2009.  MasterCard and Visa commissions are the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers.

Gains on the sale of mortgages in 2010 increased $76,000, or 33.2%, over 2009.  Although economic conditions have slowed the sale of homes and new construction throughout 2010, the amount of refinancing activity increased significantly in 2010 because of the historically low interest rate environment and the desire of borrowers to reduce their total debt service cost.  This environment has increased the amount of mortgages originated for sale to the secondary market and this activity drives the gains on the sale of mortgages.  Management anticipates that gains on the sale of mortgages may decline in 2011, as mortgage rates have now been lower for an extended period of time.

The earnings on BOLI decreased $91,000, or 14.1%, for 2010, compared to 2009.  Decreases in BOLI income are reflective of higher insurance cost components on the Corporation’s BOLI policies and small reductions on the actual annual return.  Management did not make any BOLI purchases in 2010; therefore, increases or decreases in BOLI income generally result from increases in the cash surrender value.  Increases in cash surrender value are a function of the return of the policy net of all expenses.  Benefits paid upon death that exceed the policy’s cash surrender value are recorded as miscellaneous income.  No BOLI death benefits were received in 2010 or 2009.  Management is currently evaluating the possibility of making an additional BOLI purchase in 2011.

The miscellaneous income category increased $41,000, or 13.7%, for 2010, in comparison to 2009.  Customer check orders increased $29,000 and income related to adjusting the provision for off-balance sheet credit losses increased $19,000 from 2009 to 2010.  Partially offsetting these two increases was a reduction of gains from the sale of furniture and equipment, which were $7,000 in 2009 with no corresponding income in 2010.

ENB FINANCIAL CORP
Management's Discussion and Analysis

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the last three years along with the percentage increase or decrease for 2010 and 2009 compared to the previous year.

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	2010 vs. 2009				2009 vs. 2008
	2010	2009	Increase (Decrease)		2009	2008	Increase (Decrease)
	$	$	$	%	$	$	$	%

Salaries and employee benefits	10,834	10,867	(33)	(0.3)	10,867	11,892	(1,025)	(8.6)
Occupancy expenses	1,657	1,440	217	15.1	1,440	1,242	198	15.9
Equipment expenses	819	820	(1)	(0.1)	820	957	(137)	(14.3)
Advertising & marketing expenses	445	387	58	15.0	387	411	(24)	(5.8)
Computer software & data
processing expenses	1,578	1,531	47	3.1	1,531	1,508	23	1.5
Shares tax	798	743	55	7.4	743	721	22	3.1
Professional services	1,465	1,595	(130)	(8.2)	1,595	1,643	(48)	(2.9)
Federal deposit insurance	689	1,022	(333)	(32.6)	1,022	230	792	344.3
Other operating expenses	1,772	1,664	108	6.5	1,664	1,864	(200)	(10.7)
Total operating expenses	20,057	20,069	(12)	(0.1)	20,069	20,468	(399)	(1.9)

Salaries and employee benefits are the largest category of other expenses.  In general, they comprise approximately 54% of the Corporation’s total operating expenses.  For the year 2010, salaries and benefits decreased $33,000, or 0.3%. Salaries increased by $106,000, or 1.3% for the year, while employee benefits decreased by $139,000, or 4.8%.  Insurance costs decreased $174,000, or 11.8%, from 2009 to 2010, due to a significant reduction in health insurance expense which was the result of a change in insurance carrier.  Health insurance costs alone dropped $216,000, or 16.4%, while other insurance costs increased $42,000, or 26.0%.  Pension and 401(K) expenses were $539,000 in 2010, compared to $531,000 in 2009, a minimal increase.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Occupancy expenses have increased by $217,000, or 15.1%, for 2010, compared to 2009.  The increase was spread across multiple occupancy categories.  Building depreciation increased $30,000, or 5.5%, over 2009 levels, mostly due to building renovations at the Denver branch office that were completed and placed in service in the first quarter of 2010.  Utility expenses increased by $88,000, or 17.8%, over 2009, due to higher energy costs affecting electric and oil prices as well as higher telephone expenses.  The cost of electricity alone was $41,000, or 15.8% higher, in 2010 compared to 2009.  Building repair and maintenance costs continue to rise in tandem with more facilities, higher costs related to materials and supplies, and costs associated with the aging of facilities. These costs were $77,000 higher in 2010 than 2009, a 78.7% increase. More than a third of this increase was attributable to repairs on the heating and cooling system for the Corporation’s Technology Center.

Equipment expenses at $819,000 for 2010 were nearly unchanged from 2009.  The largest component of equipment expenses is depreciation on furniture and fixtures, which increased slightly from $502,000 in 2009 to $512,000 in 2010.  The second largest component is equipment service contracts, which also increased minimally from $194,000 in 2009 to $199,000 in 2010.  The other equipment expenses, which include equipment repair and maintenance and miscellaneous equipment expense, showed small decreases, which acted to offset the above increases.

Advertising and marketing expenses for the year increased $58,000, or 15.0%, from 2009 levels.  These expenses can be further broken down into two categories, marketing expenses and public relations.  The marketing expenses totaled $359,000 in 2010, which was a $58,000, or 19.4% increase, over 2009.  The largest increase in this category came in

ENB FINANCIAL CORP
Management's Discussion and Analysis

point of sale materials, which increased $35,000, or 44.8%.  Radio, television, billboard, and other advertising expenses all showed small increases, accounting for the remainder of the increase in marketing expenses.  Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies.  Public relations, the smaller category of advertising and marketing expenses, totaled $86,000 for 2010, unchanged from 2009.  Fairs and expos, promotional items, and sponsorships make up this category.

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements.  The STAR network fees are the fees paid to process all ATM and debit card transactions.  STAR network fees were $809,000 in 2010, and $853,000 in 2009, a $44,000, or 5.1% decrease.  Debit card transactions continue to rise whereas ATM transactions have leveled off.  The reason for the reduction in STAR network fees is a reduction in the actual cost component charged to the Corporation for conducting these transactions.  Software-related expenses increased from $678,000 in 2009, to $768,000 in 2010, a 13.3% increase.  There were several significant software purchases in 2010 to support strategic initiatives and management anticipates further software purchases in 2011.

Bank shares tax expense was $798,000 for 2010, an increase of $55,000, or 7.4%, over 2009.  Two main factors determine the amount of Bank Shares Tax: the average value of shareholders’ equity and the average value of tax-exempt U.S. obligations.  The tax is calculated on a rolling six-year average of taxable shares, which is the average shareholders’ equity of the Bank less the average amount of exempt U.S. obligations held.  As a result, this tax generally increases as the Bank’s stockholders’ equity increases, and as the level of U.S. obligations as a percentage of assets stays relatively unchanged.  Because the tax is calculated based on a rolling six-year average, the impact of a large change in shareholders’ equity for one year is significantly diminished.  Management would expect a similar increase in this expense in 2011.

Professional services expenses decreased $130,000, or 8.2%, from 2009 levels.  Professional services include accounting and auditing fees, legal fees, loan review fees, and other third-party services.  In 2008, management engaged the consulting arm of the Corporation’s core-processing vendor to conduct an organizational efficiency and income generation initiative.  The fees associated with that contract amounted to $481,000 in 2008 and $275,000 in 2009, with no additional fees in 2010.  Accounting and auditing fees increased $35,000, or 13.4%, from 2009 to 2010 because of additional costs associated with increased audit requirements in 2010.  Student loan servicing expense increased $87,000, or 32.0%, due to a larger portfolio and higher costs to service the loans.  Offsetting these increases, service charges paid to the Federal Reserve Bank decreased by $47,000, or 44.8%, due to a decrease in fees related to electronic check processing.

The expenses associated with the Federal Deposit Insurance Corporation (FDIC) insurance decreased by $333,000, or 32.6%, for the year ended December 31, 2010, from 2009.  The FDIC expenses for 2009 included the significantly higher charges for the FDIC insurance fund, which included a 140% rate increase that became effective in the fourth quarter of 2008, and expenses for a special one-time assessment of five (5) basis points, which was due as of June 30, 2009.  Although fees were still elevated in 2010, there was no special assessment recorded during the year resulting in the lower annual FDIC fees.  For more information, refer to the section titled “FDIC Insurance Premium Increase” found on page 12 of this Form 10-K filing.

Other operating expenses include the remainder of the Corporation’s operating expenses.  Some of the larger items included in this category are:

•	Postage
•	Regulatory and tax assessments
•	Director fees and expenses
•	Travel expenses
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses

Other operating expenses increased $108,000, or 6.5%, from 2009 to 2010.  The largest increase occurred in other real estate owned (OREO) expenses, which increased $165,000, or 276.9%, due to losses of $177,000 on two OREO properties that were written down during 2010.  One of these properties was written down by $34,000 in April 2010 before being sold at a $23,000 loss in July 2010, while the other property was written down by $120,000 at the end of 2010 to reflect a current market price less estimated selling costs.  Partially offsetting this increase, director fees were lower by $61,000, or 20.7%, in 2010 compared to 2009.  Director fees decreased due to the completion of deferred compensation payments for past directors.

ENB FINANCIAL CORP
Management's Discussion and Analysis

Management uses the efficiency ratio as one metric to evaluate operating expenses.  The efficiency ratio measures the efficiency of the Corporation in producing one dollar of revenue.  For example, an efficiency ratio of 60% means it costs sixty cents to generate one dollar of revenue.  A lower ratio represents better operational efficiency.  The formula for calculating the efficiency ratio is total operating expenses, excluding foreclosed property and OREO expenses, divided by net interest income on an FTE basis, prior to the provision for loan losses, plus other income, excluding gain or loss on the sale of securities.  For 2010, the Corporation’s efficiency ratio was 65.7%, an improvement from the 69.0% ratio for 2009.  Management has a long-term goal of reducing the efficiency ratio to less than 65%.

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

For the year ended December 31, 2010, the Corporation recorded a tax provision of $965,000, compared to $136,000 for 2009.  The effective tax rate for the Corporation was 13.2% for 2010, compared to 3.1% for 2009.

Due to lower earnings and a large percentage of tax-free income compared to total income, the Corporation became subject to the alternative minimum tax (AMT) in 2006 and remained in an AMT position through 2009.  The AMT affects the amount of Federal income tax due and paid, but it does not affect the book tax provision.  Being in an AMT position does potentially affect future book tax expense as management alters strategies designed to bring the Corporation out of an AMT position, such as reducing tax-free income.  AMT tax paid can be utilized in the future as credits against regular income tax, when the regular corporate tax calculation exceeds the AMT calculation.  The Corporation was not in an AMT position in 2010, but was unable to utilize any of the AMT credits carried forward from 2006 through 2009, due to the level of tax preference items and the utilization of other available tax credits.  The AMT credits have an unlimited carry forward.  Management anticipates that the Corporation will be able to utilize AMT credits in 2011 and future years dependent upon higher earnings levels.

ENB FINANCIAL CORP
Management's Discussion and Analysis

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of the cash on hand in the Corporation’s vaults, operational transaction accounts with the Federal Reserve Bank (FRB), and deposits in other banks.  The FRB requires a specified amount of cash available either in vault cash or in an FRB account.  Known as cash reserves, these funds provide for the daily clearing house activity of the Corporation and fluctuate based on the volume of each day’s transactions.  As of December 31, 2010, the Corporation had $29.2 million in cash and cash equivalents, compared to $16.7 million as of December 31, 2009.  In 2010, management began carrying larger cash balances as part of an asset liability strategy to provide an immediate hedge against interest rate risk and liquidity risk.  Deposit growth outpaced loan growth in 2010, which provided more liquidity and allowed management to carry higher cash levels.  Loans began to decline in May 2010, and continued to decline until the end of the year causing liquidity to build as the year progressed.  Management chose to maintain these higher cash levels rather than to invest these funds into securities while interest rates were at historic lows.  This caused the level of cash and cash equivalents to be higher in 2010 than they were in 2009 and to generally grow throughout the year.  As a result of the actions of the Board of Governors on December 16, 2008, financial institutions were able to receive a rate of 0.25%, equivalent to the Federal funds rate, on reserves held at the FRB.  Because this rate now matched the Federal funds rate that could be obtained at other correspondent banks, management began to keep larger balances at the FRB and less Federal funds.  This had the affect of altering the mix of cash and cash equivalents to more interest bearing deposits in banks and less Federal funds sold.  The cash and cash equivalents represent only one element of liquidity.  For further discussion on liquidity management refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk.

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

Some conclusions drawn from the following table are as follows:

•	Balance sheet growth was significantly slower in 2010 compared to 2009.
•	Larger balances of short-term investments consisting of cash and cash equivalents were maintained.
•	Loans grew at half the pace deposits did causing more security investments.
•	Deposit growth remained strong in 2010 but under 2009 growth levels with slightly less of a “flight-to-safety” impact.
•	Interest bearing demand deposits and savings deposits both grew rapidly in 2010 compared to slower growth in time deposits.
•	Non-interest bearing deposits, the most beneficial deposits, grew at a nearly 10% rate in 2010.
•	Borrowings decreased significantly in 2010 as less reliance was placed on wholesale funding.

SOURCES AND USES OF FUNDS
(DOLLARS IN THOUSANDS)

	2010 vs. 2009				2009 vs. 2008
	2010	2009	Increase (Decrease)		2009	2008	Increase (Decrease)
Average Balances	$	$	$	%	$	$	$	%

Short-term investments	8,973	1,426	7,547	529.2	1,426	1,310	116	8.9
Securities available for sale	248,763	236,606	12,157	5.1	236,606	222,248	14,358	6.5
Regulatory stock	4,875	4,916	(41)	(0.8)	4,916	4,737	179	3.8
Loans	429,034	419,689	9,345	2.2	419,689	391,112	28,577	7.3
Total Uses	691,645	662,637	29,008	4.4	662,637	619,407	43,230	7.0

Interest bearing demand	108,863	96,975	11,888	12.3	96,975	99,614	(2,639)	(2.6)
Savings accounts	90,309	80,649	9,660	12.0	80,649	72,049	8,600	11.9
Time deposits	264,581	256,062	8,519	3.3	256,062	219,769	36,293	16.5
Borrowings	80,451	92,518	(12,067)	(13.0)	92,518	97,497	(4,979)	(5.1)
Non-interest bearing demand	123,838	112,706	11,132	9.9	112,706	106,029	6,677	6.3
Total Sources	668,042	638,910	29,132	4.6	638,910	594,958	43,952	7.4

ENB FINANCIAL CORP
Management's Discussion and Analysis

Securities Available For Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value.  As of December 31, 2010, the Corporation had $259.1 million of securities available for sale, which accounted for 34.7% of assets, compared to 32.6% as of December 31, 2009.  This indicates that the securities portfolio on an ending-balance basis grew at a faster pace than total assets.  Based on ending balances, the securities portfolio increased 9.6% from December 31, 2009, to December 31, 2010.

Each quarter management sets portfolio allocation guidelines and adjusts security portfolio strategy generally based upon the following factors:

•	Performance of the various instruments
•	Slope of the yield curve
•	Level of and projected direction of interest rates
•	ALCO positions as to liquidity, interest rate risk, and net portfolio value
•	Changes in credit risk of the various instruments
•	State of the economy and projected economic trends

The investment policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications provide opportunities to maximize yield and minimize credit risk. The composition of the securities portfolio based on fair market value is shown in the following table.

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)

	December 31,
	2010		2009		2008
	$	%	$	%	$	%

U.S. treasuries & government agencies	47,886	18.5	47,571	20.2	47,064	22.0
U.S. agency mortgage-backed securities	38,838	15.0	42,390	17.9	46,093	21.5
U.S. agency collateralized mortgage obligations	65,393	25.2	53,982	22.8	36,049	16.8
Private collateralized mortgage obligations	11,812	4.6	12,748	5.4	18,294	8.5
Corporate bonds	11,909	4.6	13,369	5.7	11,637	5.4
Obligations of states and political subdivisions	79,401	30.6	63,369	26.8	52,521	24.5
Marketable equity securities	3,899	1.5	2,906	1.2	2,763	1.3

Total securities available for sale	259,138	100.0	236,335	100.0	214,421	100.0

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds which account for 98.5% of all securities.  The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. Refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion of risk strategies.  To provide maximum flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value.  Management adjusts the value of the portfolio on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on the bonds that are currently valued below book value.  Impairment was recorded in both 2009 and 2010 on several of the Corporation’s private collateralized mortgage obligations (PCMOs) when it was determined that projected credit losses would occur.

Equity securities generally pose a greater risk to loss of principal since there is no specified maturity date on which the holder will recover the entire principal balance; however, only 1.5% of the Corporation’s securities are invested in equity securities.  The equity securities are in the form of two CRA funds of which both are rated AAA.  The equity securities have a book value of $4 million with a fair market value of $3.9 million as of December 31, 2010.  One fund is an SBA CRA fund with a stable dollar price.  The other is a CRA mutual fund where dollars are invested in CRA-qualifying mortgage pools.  The CRA mutual fund has a book value of $2 million with a fair market value of $1.9 million as of December 31, 2010.  The equity percentage increased slightly from December 31, 2009, primarily because of an additional $1 million investment made in the SBA CRA fund.  The current guideline used by management for the amount to be invested in CRA-approved investments is approximately 0.5% of assets.

ENB FINANCIAL CORP
Management's Discussion and Analysis

For both the bonds and equity securities the Corporation owns, recovery of the principal investment is dependent on the fair value of the security at the time of sale.

As of December 31, 2010, the Corporation held six PCMO securities with a book value of $12.9 million, a reduction of $3.7 million, or 22.3%, from the balance as of December 31, 2009.  Two of these securities, with a book value of $4.3 million, carried an AAA credit rating by at least one of the major credit rating services.  The four remaining PCMOs, with a book value of $8.6 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moodys.  Management currently has no plans to sell these securities as management believes the current market values are not true indications of the value of the bonds based on cash flow analysis performed under severe stress testing.  Management’s December 31, 2010 cash flow analysis on all of the Corporation’s PCMOs did indicate a need to take impairment on two of the four PCMOs with below investment grade credit ratings.  The cash flow analysis, conducted at slower prepayment speeds than what the securities have actually been paying, reveals that there is an expectation that one of the bonds will suffer a 3.1% loss of principal, while the other shows a 23.5% loss of principal.  Total impairment taken on these three bonds was $393,000, with the first bond reflecting a small impairment amount of $69,000 while the other security had impairment charges of $324,000.

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

Throughout the year, the Corporation was able to utilize the positively sloped treasury curve to add higher yielding tax-exempt securities to the portfolio which helped offset reductions in taxable security yields.  Overall, the tax equivalent yield on all of the Corporation’s securities declined from 5.16% for 2009, to 4.64% for 2010.  Growth in the securities portfolio occurred in part to offset the slower loan growth being experienced by the Corporation.  The majority of growth occurred in U.S. agency collateralized mortgage obligations (CMO) and obligations of states and political subdivisions.  The CMO growth occurred due to the structure and attributes of the investment matching specific objectives of management’s securities strategy of providing:

•	a stable and reliable cash flow for liquidity
•	more structure with shorter cash flows and final maturities than MBS
•	solid investments that generally carry AAA credit ratings
•	strong income compared to other debt securities

Investments in a substantial amount of CMOs assists management in maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions.  Unlike U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency mortgage-backed securities (MBS), CMO, and PCMO securities pay monthly principal and interest.  The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow.  While cash flows coming off of MBS, CMOs, and PCMOs do slow down and speed up as interest rates increase or decrease, the overall effect on the portfolio is minimal.  The significance of these monthly cash flows relative to other security calls or maturities does act to soften or smooth out the Corporation’s total monthly cash flow from securities.

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio.  Since 2008, the municipal bond ratings have been adversely affected by downgrades on nearly all of the insurance companies backing municipal bond issues.  Prior to the sharp decline in the health of the insurance companies, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection.  Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A.  As of December 31, 2010, only 4.3% of the Corporation’s municipal bonds carried an AAA rating.  The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum S&P credit rating of A- or a minimum Moody credit rating of A3 at the time of purchase.  As of December 31, 2010, nineteen municipal bonds, with a book value of $8.4 million, carried credit ratings under these policy requirements.  In the current environment, the major rating services have tightened their credit underwriting procedures

ENB FINANCIAL CORP
Management's Discussion and Analysis

and are more apt to downgrade municipalities.  Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls.  All scheduled interest payments on these securities have been paid timely and management believes all future contractual payments will be made.  Despite the lower credit ratings on the nineteen municipal securities, management intends to hold these securities to maturity, with full recovery of principal expected.

As of December 31, 2010, the Corporation held corporate bonds with a total book value of $11.7 million and fair market value of $11.9 million.  Management continues to hold corporate securities within a range of approximately 4% to 6% of the portfolio.  Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis.  Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of risk should the entity experience financial difficulties.  Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails.  As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place minimal credit ratings that must be met in order for management to purchase a corporate bond.

As of December 31, 2010, five of the twelve corporate securities held by the Corporation were showing minimal unrealized holding losses.  The remaining seven securities were showing unrealized holding gains for a net gain of $160,000.  All of the corporate bonds had at least an A credit rating by one of the major credit rating services.  Currently, there are no indications that any of these bonds would discontinue contractual payments.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment.  In terms of credit risk and impairment, management views the Corporation’s two CRA fund investments differently because they have no maturity date.  Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date.  As of December 31, 2010, one of the Corporation’s two CRA funds, with a book value of $2 million, was showing unrealized losses of $101,000, a 5.1% price decline.  The prices on this fund tend to lag behind decreases in U.S. Treasury rates.   Management believes that the price declines are primarily rate driven, and temporary as opposed to permanent.  Corporate bonds and private collateralized mortgage obligations have the most potential credit risk out of the Corporation’s debt instruments.  Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds and all private label securities.  For further information on impairment see Note B.  For further details regarding credit risk see Note P.

The following table shows the weighted-average life and yield on the Corporation’s securities by maturity intervals as of December 31, 2010, based on amortized cost.  All of the Corporation’s securities are classified as available for sale and are reported at fair value; however, for purposes of this schedule they are shown at amortized cost.

SECURITIES PORTFOLIO MATURITY ANALYSIS
(DOLLARS IN THOUSANDS)

	Within 1 Year		1 - 5 Years		5 - 10 Years		Over 10 Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. treasuries & government agencies	-	-	19,319	3.38	27,382	3.78	-	-	46,701	3.61
U.S. agency mortgage-backed securities	12,275	3.18	19,175	3.37	5,191	3.35	1,560	3.27	38,201	3.30
U.S. agency collateralized mortgage obligations	18,071	3.39	42,439	3.10	4,136	3.04	67	2.83	64,713	3.18
Private collaterized mortgage obligations	-	-	-	-	3,206	5.43	9,694	6.69	12,900	6.38
Corporate bonds	2,007	5.41	8,697	3.75	1,045	3.03	-	-	11,749	3.97
Obligations of states and
political subdivisions	2,908	7.06	5,147	6.74	14,857	5.91	57,292	6.33	80,204	6.30
Marketable equity securities	-	-	-	-	-	-	4,000	3.59	4,000	3.59

Total securities available for sale	35,261	3.73	94,777	3.47	55,817	4.33	72,613	6.16	258,468	4.45

Securities are assigned to categories based on stated contractual maturity except for MBS, CMOs, and PCMOs, which are based on anticipated payment periods.

ENB FINANCIAL CORP
Management's Discussion and Analysis

The yield on the securities portfolio, including equity securities, was 4.45% as of December 31, 2010, compared to 5.12% as of December 31, 2009.   As of December 31, 2010, the effective duration of the Corporation’s fixed income security portfolio was 3.0 for the base case or rates unchanged scenario.  This compares to an effective duration of 2.8 as of December 31, 2009.  Effective duration is the estimated duration or length of a security or portfolio, which is implied by the price volatility.  Effective duration is calculated by converting price volatility to a standard measurement representing length.  While it is a standard measurement representing length, it is not expressed in years.  It is a measurement of price sensitivity, with lower durations representing better positions.  An effective duration of 3.0 would be the same as a three-year U.S. Treasury.  Management receives effective duration and price volatility information quarterly on an individual security basis.  Management’s target base case, or rates unchanged effective duration, is 2.5.  With the likelihood that interest rates may increase by the end of 2011 or early 2012, management’s strategy is to reduce the securities portfolio’s effective duration to 2.5 or less by June 30, 2011, to assist in reducing the Corporation’s overall rates-up exposure.

Effective duration is only one measurement of the length of the securities portfolio.  Management receives and monitors a number of other measurements.  In general, a shorter portfolio will adjust more quickly in a rising interest rate environment, whereas a longer portfolio will tend to generate more return over the long-term and will outperform a shorter portfolio when interest rates decline.  Because the Corporation’s securities portfolio is longer than the average peer bank, it will generally outperform the average peer bank given static rates or a decline in interest rates, and will generally underperform given higher interest rates.  Additionally, with fixed rate instruments, the longer the term of the security, generally the more fair value risk there is when interest rates rise.  The converse is true when interest rates decline.  Management utilizes other elements of the Corporation’s balance sheet to reduce exposure to higher interest rates including additional prime-based loans and extending liabilities through time deposits and borrowings.  While the securities portfolio’s effective duration exceeds management’s target guidelines as of December 31, 2010, the Corporation’s interest rate sensitivity analysis and fair value analysis, which are calculated on the entire balance sheet, are within guidelines.  See the Market Risk section for further discussion on the Corporation’s management of asset liability risks including interest rate risk and fair value risk.

Throughout 2010 and as of December 31, 2010, all of the Corporation’s securities were held at the bank level.  With the formation of the holding company on July 1, 2008, the Corporation is able to hold securities at the parent or holding company level.  Tax strategies, market conditions, and other strategic decisions have factored into management’s decision not to transfer securities to the holding company, or purchase equity securities at the holding company level.  Management and the Board will continue to evaluate changing market conditions and any opportunities in terms of transferring or purchasing securities at the holding company level.

ENB FINANCIAL CORP
Management's Discussion and Analysis

Loans

Net loans outstanding decreased $13.8 million, or 3.3%, from $421.9 million at December 31, 2009, to $408.1 million at December 31, 2010.  The following table shows the composition of the loan portfolio as of December 31 for each of the past five years.

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)

			December 31,
	2010		2009		2008		2007		2006
	$	%	$	%	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	96,256	23.2	98,831	23.1	102,292	24.8	98,147	25.5	90,032	24.6
Agriculture mortgages	60,513	14.6	53,277	12.4	50,650	12.3	33,150	8.6	34,382	9.4
Construction	14,781	3.6	23,382	5.5	13,540	3.3	16,960	4.4	10,751	2.9
Total commercial real estate	171,550	41.4	175,490	41.0	166,482	40.4	148,257	38.5	135,165	36.9

Consumer real estate (a)
1-4 family residential mortgages	137,361	33.1	131,509	30.7	128,699	31.2	119,626	31.0	119,141	32.5
Home equity loans	17,719	4.3	21,733	5.1	27,880	6.8	27,191	7.1	25,558	7.0
Home equity lines of credit	12,490	3.0	10,383	2.4	6,497	1.6	4,179	1.1	4,129	1.1
Total consumer real estate	167,570	40.4	163,625	38.2	163,076	39.6	150,996	39.2	148,828	40.6

Commercial and industrial
Commercial and industrial	28,434	6.8	30,760	7.2	30,342	7.3	36,645	9.5	35,679	9.8
Tax-free loans	23,028	5.5	32,989	7.7	32,092	7.8	29,315	7.6	23,207	6.3
Agriculture loans	11,756	2.8	12,777	3.0	9,331	2.3	9,212	2.4	11,414	3.1
Total commercial and industrial	63,218	15.1	76,526	17.9	71,765	17.4	75,172	19.5	70,300	19.2

Consumer	13,045	3.1	12,506	2.9	10,887	2.6	10,896	2.8	12,091	3.3

Total loans	415,383	100.0	428,147	100.0	412,210	100.0	385,321	100.0	366,384	100.0
Less:
Deferred loan fees, net	149		295		256		322		407
Allowance for loan losses	7,132		5,912		4,203		3,682		3,244
Total net loans	408,102		421,940		407,751		381,317		362,733

(a)
Residential real estate loans do not include mortgage loans sold to Fannie Mae and serviced by ENB.  These loans totaled$10,101,000 as of December 31, 2010, $11,754,000 as of December 31, 2009, $11,058,000 as of December 31, 2008, $9,975,000 as of December 31, 2007, and $9,358,000 as of December 31, 2006.

The composition of the loan portfolio has undergone minor changes in recent years.  The total of all categories of real estate loans comprises over 80% of total net loans.  Commercial real estate is the largest category of the loan portfolio, consisting of approximately 41% of net loans.

Both commercial real estate loans and commercial loans not secured by real estate declined from December 31, 2009 to December 31, 2010.  Collectively, these two categories of commercial loans declined at a rate of 6.8% for the year due to slower local economic activity, with commercial loan activity declining nationally.  As of December 31, 2010, commercial real estate loans accounted for 71.3% of total commercial loans, not including construction loans.  This compares to 66.5% as of December 31, 2009.  Commercial loans not secured by real estate account for the remainder.  This generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans.  Management anticipates that commercial loans not secured by real estate will experience slow to moderate growth in 2011, while commercial real estate loans may remain stagnant.  Declines in the value of commercial real estate, similar to the declines in residential housing, have impacted the growth of these loans.  Any decline in the valuation of commercial real estate reduces the commercial borrower’s ability to borrow against this real estate.  This coupled with weaker economic conditions that have diminished the business outlook for many of the Corporation’s commercial customers, has resulted in less demand for this type of loan.  The Corporation provides credit to many small and medium-sized

ENB FINANCIAL CORP
Management's Discussion and Analysis

businesses.  Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees.  Businesses are also using more of their available credit from both unsecured and real estate secured lines of credit as economic conditions impacted their sales and cash flows.

In 2010, agriculture mortgage loans represented a more significant portion of the commercial real estate category.  As of December 31, 2010, these loans made up 35.3% of total commercial real estate loans compared to 30.4% as of December 31, 2009.  The balances in agriculture mortgages grew from $53.3 million on December 31, 2009, to $60.5 million as of December 31, 2010, a 13.5% increase.   The agriculture business was adversely affected by declining economic conditions that persisted throughout 2009 and growth in this portfolio was minimal.  However, in 2010, economic conditions improved enough to encourage many farmers to proceed with projects and seek additional funding from the Corporation.  The trend over the past five years has been for agricultural mortgages to grow as a percentage of commercial mortgages and as a percentage of the total loan portfolio.  These loans along with agricultural loans not secured by real estate have consistently accounted for over 10% of the entire loan portfolio.  Management has always had an agricultural focus which is due largely to the market area and type of customers the Corporation serves.  Management expects a favorable trend in agricultural loans to continue in 2011.

Commercial construction loans represent a fairly small element of the Corporation’s total loan portfolio, accounting for 3.6% of total loans as of December 31, 2010, and 5.5% of total loans as of December 31, 2009.  The decline from 2009 to 2010 was due to an increase in construction projects in 2009 that moved ahead after being held up in 2008.  As these projects were completed in 2010, some of the loans were converted from construction loans to permanent commercial mortgages.  Construction activity was fairly slow in 2010 and management expects a similar level of activity in 2011.

As a result of the subprime and real estate crisis, which began to severely impact the economy in 2008, and the resulting credit and financial crisis that continued throughout 2009 and 2010, declines in the valuation of real estate became a point of concern.  During late 2008 and early 2009, the area of commercial real estate (CRE) began to receive significant attention in terms of increased risk for banks following the significant declines in valuation that had occurred in residential real estate.  Regulators were warning banks of concentrations in CRE loans and the increased risk that they could potentially bring to the financial institution.  These commercial borrowers are viewed as having more risk due to the specific types of commercial loans that fall into this category and their reliance on the value of the real estate that is used as collateral.

The Corporation’s CRE profile has not changed materially from December 31, 2009, to December 31, 2010, and the Corporation remains well below the CRE guidelines of 100% of total risk-based capital for construction and development loans, and 300% of risk-based capital for total CRE loans.  There are nine categories of CRE loans by definition.  The Corporation does not have any real estate investment trust (REIT) loans, which are the ninth category. The following chart details the Corporation’s CRE loans as of December 31, 2010 and December 31, 2009.

CRE SUMMARY BY CATEGORY
(DOLLARS IN THOUSANDS)

		2010		2009
		Total	Risk-Based	Total	Risk-Based
		Committed	Capital	Committed	Capital
CRE Type	CRE Description	Loan Amount	%	Loan Amount	%
0.01	Land Development Loans	7,863	9.9	6,850	9.0
0.02	1-4 Family Residential Construction Loans	3,187	4.0	1,949	2.6
0.03	Commercial Construction Loans	7,485	9.4	10,639	14.0
0.04	Other Land Loans	2,739	3.4	2,785	3.7
0.05	Multi-Family Property	13,631	17.2	11,545	15.3
0.06	Nonfarm, Nonresidential Property	21,865	27.5	25,413	33.6
0.07	Nonfarm, Nonresidential Property - Temp	1,096	1.4	1,256	1.7
0.08	Unsecured Loans to Developers	2,746	3.5	1,300	1.7
		60,612	76.3	61,737	81.6

	Corporation's Risk-Based Capital	79,401		75,679

ENB FINANCIAL CORP
Management's Discussion and Analysis

Management does not believe the Corporation’s CRE profile will change significantly during 2011.  Management is closely monitoring all CRE loan types to be able to determine any negative trends that may occur.  Management does internally monitor the delinquencies and risk ratings of these loans on a monthly basis and has established internal policy guidelines to restrict the amount of each of the above eight types of CRE loans as a percentage of capital.  As of December 31, 2010, the Corporation was within internal guidelines for all of the above CRE loan types.

The residential real estate category of total loans grew from $163.6 million on December 31, 2009, to $167.6 million as of December 31, 2010, a 2.4% increase.  This category includes closed-end fixed rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans.  The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder.

The first lien 1-4 family mortgages grew from $131.5 million on December 31, 2009, to $137.4 million as of December 31, 2010, a 4.5% increase.  These first lien 1-4 family loans made up 82% of the residential real estate total as of December 31, 2010, and 80% as of December 31, 2009.  The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential owner and non-owner-occupied mortgages.  The weaker economic conditions and continued weak housing market adversely affected the non-owner occupied 1-4 family residential mortgages, resulting in a decline in those mortgages.  Meanwhile, single family primary residence mortgages grew more than 8%, as more primary residential mortgage customers sought to retain their mortgage at Ephrata National Bank versus having it sold to the secondary market, or sold to the secondary market with servicing remaining at Ephrata National Bank.  The net effect was a moderate increase in 1-4 family residential loans secured by first liens.

Given recent negative national events with regard to the mortgage industry and large commercial banks, more consumers prefer that their mortgage be held by a local financial institution.  Even though the mortgage business in general has slowed, the Corporation has seen new business from other financial institutions where borrowers are refinancing adjustable rate instruments into traditional fixed rate mortgages.  Management believes that there may be a slowdown in mortgage originations in 2011 as the housing market continues to be weak and the amount of mortgages likely to be refinanced declines.  The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage over 20 years.  In the past, the majority of the new mortgage requests have been for 30-year mortgages; however, in 2010 with the decline in housing valuations and customers refinancing to reduce monthly borrowing costs and total borrowings, more 10, 15, and 20-year mortgage requests were made.  As a result, the Corporation’s personal residential mortgage portfolio experienced a more significant increase.

As of December 31, 2010, the remainder of the residential real estate loans consisted of $17.7 million of fixed rate junior lien home equity loans, and $12.5 million of variable rate home equity lines of credit (HELOC).  This compares to $21.7 million of fixed rate junior lien home equity loans, and $10.4 million of HELOCs as of December 31, 2009.  Therefore, combined, these two types of home equity loans decreased from $32.1 million to $30.2 million, a decline of 5.9%.  The sharp increase in new HELOCs was not sufficient to offset the more moderate decline in the larger fixed rate junior lien home equity portfolio.  With the decline in the Prime rate to 3.25%, which had already occurred by the end of 2008, and fixed home equity rates generally between 5% and 7%, customers shifted any new home equity borrowings to HELOCs and either paid off or continued to pay down their fixed rate home equity loans.  Even with Prime-based floors established at 4.00% for all new HELOCs, there was still generally a 100 basis-point differential between the HELOC rate and the lower fixed rate home equity loans, which continued to motivate the customer to seek a new HELOC and pay off their fixed rate home equity loan.  In the current environment, most borrowers were looking to consolidate and reduce their total debt position.  Management believes the trends experienced in 2009 and 2010 will continue until the Prime rate begins to increase.

Consumer loans also represent a small portion of the Corporation’s loan portfolio, accounting for 3.1% of total loans as of December 31, 2010, and 2.9% as of December 31, 2009.  This area did grow by $500,000, or 4.3%, from December 31, 2009, to December 31, 2010, as consumers ran out of available real estate secured credit and sought either additional unsecured credit or other non-real estate secured credit like vehicle loans, for any new financing needs.  Consumer loan balances also grew from December 31, 2008 to December 31, 2009.  This broke a long and consistent trend of consumer loans declining as a percentage of total loans. In years prior to 2009, homeowners had turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures.  Additionally, many specialized lenders were actively competing with financial institutions to meet consumer needs.  However, in the current economic environment with reduced housing values, many borrowers no longer have available equity in their home from which to borrow.  This has reduced the demand for fixed home equity loans and increased the need for unsecured credit.  Additionally, due to current liquidity conditions, specialized lenders began pulling back on the availability of credit and

ENB FINANCIAL CORP
Management's Discussion and Analysis

more favorable credit terms.  The underwriting standards of major financing and credit card companies began to strengthen after years of lower credit standards.  This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice.  Management has seen the need for additional unsecured credit increase.  Management anticipates that the need for unsecured credit may continue during this current credit crisis and economic downturn, as many consumers need to access all available credit.  Management would expect that when economic and credit conditions improve, including housing valuations, the Corporation’s borrowers will return to the past trend of relying more heavily on home equity loans versus unsecured or non-real estate secured loans.

Management does not anticipate that the loan portfolio composition will change materially in 2011.

The following tables show the maturities for the loan portfolio by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year.

LOAN MATURITIES
(DOLLARS IN THOUSANDS)

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	$	$	$	$
Commercial real estate
Commercial mortgages	11,588	6,097	78,571	96,256
Agriculture mortgages	5,260	7,349	47,904	60,513
Construction	7,861	1,164	5,756	14,781
Total commercial real estate	24,709	14,610	132,231	171,550

Consumer real estate
1-4 family residential mortgages	3,195	5,229	128,937	137,361
Home equity loans	5,029	3,465	9,225	17,719
Home equity lines of credit	-	2	12,488	12,490
Total consumer real estate	8,224	8,696	150,650	167,570

Commercial and industrial
Commercial and industrial	17,821	6,131	4,482	28,434
Tax-free loans	287	7,833	14,908	23,028
Agriculture loans	8,826	2,320	610	11,756
Total commercial and industrial	26,934	16,284	20,000	63,218

Consumer	2,306	10,456	283	13,045
Total amount due	62,173	50,046	303,164	415,383

ENB FINANCIAL CORP
Management's Discussion and Analysis

FIXED AND FLOATING RATE LOANS DUE AFTER ONE YEAR
(DOLLARS IN THOUSANDS)

	Fixed Rates	Floating or Adjustable Rates
	$	$

Commercial real estate
Commercial mortgages	6,042	78,626
Agriculture mortgages	6,876	48,377
Construction	1,648	5,272
Total commercial real estate	14,566	132,275

Consumer real estate
1-4 family residential mortgages	125,366	8,800
Home equity loans	11,798	892
Home equity lines of credit	6,127	6,363
Total consumer real estate	143,291	16,055

Commercial and industrial
Commercial and industrial	9,237	1,376
Tax-free loans	21,874	867
Agriculture loans	2,114	816
Total commercial and industrial	33,225	3,059

Consumer	10,739	-

Total amount due	201,821	151,389

The majority of the Corporation’s fixed rate loans have a maturity date longer than five years.  The primary reason for the longevity of the portfolio is the high percentage of real estate loans, which typically have maturities of 10, 15, or 20 years.  Fixed rate commercial mortgages have maturities that range from 3 years to 25 years.  The most popular commercial mortgage term is a 20-year amortization with a 5-year reset period.  In this case, the loan matures in twenty years but after five years either the loan rate resets to the Prime rate plus 0.75%, or a fixed rate for another reset period.  The original maturity date does not change.  Customers will generally opt for another fixed reset period within the original term.

Out of all the loans due after one year, 57.1% are fixed rate loans as of December 31, 2010.  This is very consistent with the prior year end when 57.2% of the loans due after one year were fixed rate.  These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower.  Floating or adjustable rate loans reflect different types of repricing.  Approximately 49% of the $151.4 million of floating or adjustable loans due after one year are true floating loans.  These loans are tied to the Prime rate and will reprice when the Prime rate changes.  A number of elements of the Corporation’s business and commercial Prime-based loans have been priced at levels above the Prime rate due to credit standing, and an actual Prime floor on new loans was instituted at the beginning of 2010.  Prime floors of 4.00% were instituted on the Corporation’s home equity loans at the end of 2008.  The other 51% of the Corporation’s floating or adjustable loans due after one year are adjustable in nature and will reprice at a predetermined time in the amortization of the loan.  These loans are mostly real estate commercial loans.

As of December 31, 2009, 55% of the $155.3 million of floating or adjustable loans due after one year were true floating rate loans, with the other 45% being adjustable in nature.  The decrease in the true floating rate loan percentage from 55% as of December 31, 2009, to 49% as of December 31, 2010, was a function of more commercial borrowers converting to fixed rate loans from variable rate loans in anticipation of the possibility of rates going up as the floating or adjustable commercial real estate and commercial and industrial loans due after one year declined from 2009 to 2010.  Conversely, the residential real estate loans that are floating or adjustable that are due after one year increased from 2009 to 2010.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk.

ENB FINANCIAL CORP
Management's Discussion and Analysis

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	December 31,
	2010	2009	2008	2007	2006
	$	$	$	$	$

Non-accrual loans	3,881	6,076	2,889	425	548
Loans past due 90 days or more and still accruing	152	742	531	498	342
Troubled debt restructurings	1,676	1,540	-	-	-
Total non-performing loans	5,709	8,358	3,420	923	890

Other real estate owned	400	520	520	675	698

Total non-performing assets	6,109	8,878	3,940	1,598	1,588

Non-performing assets to net loans	1.50%	2.10%	0.97%	0.42%	0.44%

Non-performing assets decreased $2.8 million from December 31, 2009, to December 31, 2010.  The primary reason for this decrease was a decline in non-accrual loans during 2010.  Several non-accrual loans were paid off in early 2010 and other non-accrual loans continued to make principal payments throughout the year resulting in a continuous decline in balances.  Additionally, loans past due 90 days or more and still accruing decreased as fewer loans were unable to meet their contractual payment obligations.

As of December 31, 2010, there were eleven loans totaling $3.9 million on non-accrual compared to thirteen loans totaling $6.1 million that were on non-accrual as of December 31, 2009.  The loans on non-accrual at December 31, 2010, included two loans to one borrower in the trucking industry totaling $1.5 million, four loans totaling $1.8 million to a real estate developer, and several other smaller loans to various borrowers.  Management has seen weakness in the trucking industry as a result of the weaker economy.  Builders and developers have also been significantly affected by the slowdown and devaluation in real estate investments.  These industries seem to be the most affected by the prolonged economic weakness; however the number of the Corporation’s borrowers that are severely delinquent or non-performing in these industries remains very small and has declined from the prior year-end.  Additionally, subsequent to December 31, 2010, but prior to the filing of this report, the Corporation received a payoff for the four real estate development loans totaling $1.8 million that were on non-accrual as of the end of the year.  These payoffs significantly decreased the balance of non-accrual loans.  The Corporation’s diverse customer base, with many small businesses and industry types represented, has helped to avoid large concentrations in these industries.  See Note P for further discussion on concentrations of credit risk.  The severe economic conditions naturally will impact nearly all industries to some extent; however, the impact can vary greatly.  Some businesses simply are not as successful in negotiating more difficult times, or may be impacted by non-economic matters like succession planning and poor business practice.  Based on present conditions, management does not anticipate any significant new trends or the emergence of more severe trends beyond those already discussed.

Loans past due 90 days or more and still accruing decreased by $590,000 from December 31, 2009, to December 31, 2010, primarily as a result of a home equity loan that was over 90 days past due at December 31, 2009, that was subsequently moved to other real estate owned with the sale of the property occurring in 2010.  The Corporation received payments on other loans past due 90 days or more and still accruing that existed as of December 31, 2009, with several being paid off.  Total loans past due 90 days or more and still accruing consisted of three home equity loans totaling $71,000,  one residential mortgage totaling $71,000, and a small balance business loan and personal loan.

ENB FINANCIAL CORP
Management's Discussion and Analysis

The Corporation’s troubled debt restructurings increased by $136,000 from December 31, 2009, to December 31, 2010, due to an increase in balances on the three loans classified as troubled debt restructurings during 2010.  All of these loans are farm loans, including two loans to dairy farmers totaling $1.5 million.  The dairy industry appears to be the one agricultural area that is under intense pricing pressure, which is constraining revenues while costs continue to rise. The other troubled debt restructuring involved a farm loan where the principal farmer died and the family is now selling the farm.  In all cases, the loans were classified as troubled debt restructurings because principal payments were deferred for a certain period of time, while the borrower continued to make interest payments.  The two troubled debt restructurings involving dairy farmers were primarily the result of herd health issues that reduced revenue, leaving the farmer with the inability to service the debt at the current levels. In both of these cases, management believes the reduction in revenue is temporary, and management is working with the borrower to resume a plan of normal principal payments.

As of December 31, 2010, other real estate owned (OREO) is shown at a recorded fair market value, net of anticipated selling costs, of $400,000.  The balance consists of one manufacturing property that has been in OREO since December 2006.  This property has been under an agreement of sale since late 2007, initially to one party, and then to a second party in 2008.  In the second quarter of 2008, a new agreement of sale was signed for $525,000.  The property was carried at $520,000, the sales price less estimated selling costs.  Subsequently, this agreement was extended several times as a result of delays in addressing all environmental concerns of the property.  As of December 31, 2010, the last agreement expired.  As a result, management wrote the property down to $400,000 as management’s estimate of the current value of the property less all selling costs.  The write-down was based on proceeding with estimated costs to complete remediation work on the property so it can be sold with an environmental covenant.  Management believes that, after remediation work is complete, the property can be sold net of selling costs for $400,000.  Management anticipates the environmental remediation work can be completed in the second quarter of 2011 when the property would be placed for sale.

Management is monitoring total delinquency trends closely in light of the current weak economic conditions.  Total delinquencies include loans 30 to 59 days past due,  loans 60 to 89 days past due, loans 90 days or more past due and still accruing, and non-accrual loans.  Total delinquencies declined throughout 2010, going from 1.83% as of December 31, 2009, to 1.70% as of March 31, 2010, to 1.58% as of June 30, 2010, to 1.42% as of September 30, 2010, and 1.41% as of December 31, 2010.  Management does believe that this trend of declining delinquencies will continue as economic conditions slowly improve.  Within the categories of delinquencies, management has seen little change in the percentages, other than the non-accrual category which decreased from 1.44% of total loans as of December 31, 2009, to 0.95% of total loans as of December 31, 2010.  The 30 to 59 days past due percentage has seen a moderate increase from 0.17% as of December 31, 2009, to 0.37% as of December 31, 2010.  All of the Corporation’s delinquency percentages are significantly below the Corporation’s national peer group.  At this time, with economic conditions slightly improved, management believes that the potential for significant losses related to non-performing loans has moderated.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses.  In recent years, the Corporation has experienced an increase in the number of charged-off loans and a greater number of classified loans for which a loss is possible.  For these reasons, the Corporation has experienced higher than normal levels of both the allowance for loan losses and the provision for loan losses.  The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for each of the past five years.  At the bottom of the table, two benchmark

ENB FINANCIAL CORP
Management's Discussion and Analysis

percentages are shown.  The first is net charge-offs as a percentage of average loans outstanding for the year.  The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

	December 31,
	2010	2009	2008	2007	2006
	$	$	$	$	$

Balance at January 1,	5,912	4,203	3,682	3,244	2,795
Loans charged off:
Commercial real estate	156	-	-	-	419
Commercial and industrial	416	1,126	150	925	372
Consumer	98	134	91	153	111
Total charge-offs	670	1,260	241	1,078	902

Recoveries of loans previously charged off:
Commercial real estate	-	-	-	-	-
Commercial and industrial	82	31	69	19	11
Consumer	8	18	24	51	64
Total recoveries	90	49	93	70	75
Net loans charged off	580	1,211	148	1,008	827
Provision charged to operating expense	1,800	2,920	669	1,446	1,276
Balance at December 31,	7,132	5,912	4,203	3,682	3,244

Net charge-offs as a %
of average total loans outstanding	0.14	0.29	0.04	0.27	0.24

Allowance at year end as a % of total loans	1.72	1.38	1.02	0.96	0.89
Charge-offs for the year ended December 31, 2010, were $670,000, compared to $1,260,000 for the same period in 2009.  The charge-offs in 2010 represent a more typical level of consumer and small business loan charge-offs that would result from management charging off unsecured debt over 90 days delinquent with little likelihood of recovery.  The significantly higher charge-offs in 2009 resulted from partial charge-offs totaling $786,000 on two commercial loans in the fourth quarter of 2009.

During 2010, the Corporation provided $1,800,000 to the allowance for loan losses, compared to $2,920,000 during 2009.  The provision is used to increase the allowance for loan losses to a level considered adequate to provide for losses inherent in the loan portfolio.  With the level of delinquent and special mention loans increasing throughout 2009, management’s quarterly calculation of the allowance for loan losses showed the need to add more into the provision to bring the allowance to higher levels.  While the Corporation’s classified loans (substandard and doubtful rated loans) did not increase throughout 2009, the level of special mention loans did increase significantly.  Special mention is the first rating that indicates the loan is receiving special attention.  Further declines in the loan’s performance result in a substandard rating.  If conditions deteriorate further, with full repayment no longer expected, the loan is rated doubtful.  The sharp increase in loans with a special mention rating occurred in the business loan and business mortgage areas of the portfolio, indicating that more businesses were facing a decline in their financial performance.  The sharp increase in special mention loans did have a direct impact to the quarterly allowance for loan loss calculation and was responsible for an additional $1,350,000 of provision to the allowance in 2009 to sufficiently provide for possible loan losses inherent in these loans.  Therefore, approximately two-thirds of the increase in the provision was caused by the need to increase the allowance to the calculated levels, with the remainder necessary to offset the higher charge-offs, which primarily occurred in the fourth quarter of 2009.  The percentage of delinquencies declined slightly during 2010, but the balance of classified loans remained high.  Because of this trend, management continued to increase the allowance as a percentage of loans in an effort to ensure a sufficient allowance was maintained.  Even though the economy is showing signs of improvement, weak economic conditions will likely continue throughout 2011.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided.  For the five-year period from 2006 through 2010, the Corporation maintained an allowance as a

ENB FINANCIAL CORP
Management's Discussion and Analysis

percentage of loans in a range between 0.89% and 1.72%.  In 2010 alone, the percentage increased from 1.38% at the beginning of the year, to 1.72% as of December 31, 2010.  The composition of the Corporation’s loan portfolio has not changed materially from 2009 to 2010; however, management views the overall risk profile of the portfolio to be higher in 2010 as a result of more loans being classified as substandard and special mention.  These classifications require larger provision amounts due to a higher potential risk of loss.  Management will continue to increase the allowance as a percentage of total loans as long as the quarterly calculation of the allowance for loan losses demonstrates the need to allocate additional amounts based on estimated credit losses inherent in the current portfolio, utilizing historical and projected credit losses and levels of qualitative and quantitative risks that are appropriate based on the current credit environment.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period.  The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices.  The 0.14% shown for 2010 is significantly less than the 0.29% experienced in 2009 as fewer loans were charged off during the year.

The following table provides the allocation of the Corporation’s allowance for loan losses by major loan classifications.  The percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type.  The reserve associated with commercial and industrial loans decreased substantially from December 31, 2009, to December 31, 2010, coinciding with the increase in reserve associated with real estate loans.  Real estate loans represent a more substantial portion of the outstanding loan portfolio and more of these types of loans have indicated deteriorating financial health that may result in future losses.  Conversely, the commercial and industrial loans not secured by real estate represent a smaller portion of the outstanding loan portfolio and these loans have shown improved financial health resulting in less of a need for reserve allocations.  As of December 31, 2010, 54.1% of the allowance was allocated to real estate secured loans, both consumer and commercial, which make up 81.8% of all loans.  A greater reduction of commercial and industrial loans not secured by real estate was partially the cause of this shift, along with reductions on non-accruals and pay-offs of several commercial loans, which reduced the need for higher commercial and industrial allocations.  Meanwhile, the overall credit quality of real estate backed business loans deteriorated as the value of the real estate collateral declined and business conditions continued to be weak.  This led to larger allocations to real estate secured loans.

ALLOCATION OF RESERVE
(DOLLARS IN THOUSANDS)

	December 31,
	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
	$	Loans	$	Loans	$	Loans	$	Loans	$	Loans

Real estate	3,859	81.8	1,917	79.2	2,293	80.0	1,558	77.7	1,654	77.5
Commercial and industrial	2,816	15.1	3,902	17.9	1,727	17.4	1,768	19.5	1,291	19.2
Consumer	75	3.1	83	2.9	155	2.6	166	2.8	299	3.3
Unallocated	382	-	10	-	28	-	190	-	-	-
Total allowance for loan losses	7,132	100.0	5,912	100.0	4,203	100.0	3,682	100.0	3,244	100.0

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $371,000, or 1.8%, to $20,487,000 on December 31, 2010, from $20,858,000 as of December 31, 2009.  In 2010, $706,000 of new investments were made in premises and equipment while the Corporation recorded $1,077,000 of accumulated depreciation on existing assets resulting in the decline in net premises and equipment during 2010.  During 2009, the Denver branch office was renovated and $1.4 million was in construction in process related to this project as of December 31, 2009.  The project was completed in February 2010, with all assets being placed in service as of that date. For further information on fixed assets please see Note D to the Consolidated Financial Statements, and for construction commitments see the off-balance sheet arrangements section.

Bank-Owned Life Insurance (BOLI)

The Corporation owned life insurance with a total recorded cash surrender value (CSV) of $15,891,000 on December 31, 2010, compared to $15,248,000 on December 31, 2009.  The Corporation holds two distinct BOLI programs.  The first,

ENB FINANCIAL CORP
Management's Discussion and Analysis

with a CSV of $4,044,000, was the result of insurance policies taken out on directors of the Corporation electing to participate in a directors’ deferred compensation plan.  The program was designed to use the insurance policies to fund future annuity payments as part of a directors’ deferred compensation plan that permitted deferral of Board pay from 1979 through 1999.  The plan was closed to entry in 1999 when directors were no longer provided with the option of deferring their Board pay.  The Corporation pays the required premiums for the policies and is the owner and beneficiary of the policies.  The life insurance policies in the plan generally have annual premiums; however, the premium payments are not required after the first five years.  The Corporation continues to make the premium payments, which cover the cost of the insurance and generally adds to the cash surrender value of the policy.

The second BOLI plan was taken out on a select group of the Corporation’s officers, with the additional income generated used to offset rising benefit costs.  In May 2006, the first $5 million BOLI investment was made on these officers.  In 2007, a second $5 million BOLI investment was made that covered officers who were not included in the initial BOLI investment and included additional investments on some officers already covered.  During 2010, the CSV for this plan increased from $11,400,000 as of December 31, 2009, to $11,847,000 as of December 31, 2010, a 3.9% increase.  The increase resulted solely from the returns on the insurance policy investment.  The Corporation purchased whole life policies for this BOLI plan and is the owner and beneficiary of the policies.  Management is evaluating an additional BOLI purchase in the future to cover any officers hired since the last investment in 2007.

Deposits

The Corporation’s total ending deposits increased $25.7 million, or 4.5%, from $569.9 million on December 31, 2009, to $595.6 million on December 31, 2010.  Customer deposits are the Corporation’s primary source of funding for loans and investments.  In 2009, economic concerns, the credit crisis, and poor performance of the stock market and other types of investments led customers back to banks as safe places to invest money, in spite of low interest rates.  This trend continued in 2010, but not to the magnitude in 2009.  Despite growth of new deposits, the actual mix of deposit categories has remained relatively stable.

The Deposits by Major Classification table, shown below, provides the average balances and rates paid on each deposit category for each of the past three years.  The average 2010 balance carried on all deposits was $587.6 million, compared to $546.4 million for 2009.  This represents an increase of 7.5% on average deposit balances.  The increase in average deposit balances from 2008 to 2009 was 9.8%.  Average balances provide a more accurate picture of growth in deposits because deposit balances can vary throughout the year.  In addition, the interest paid is based on average deposit balances carried during the year calculated on a daily basis.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2010		2009		2008
	$	%	$	%	$	%

Non-interest bearing demand	123,838	-	112,706	-	106,029	-
NOW accounts	56,909	0.36	53,111	0.58	60,098	1.23
Money market deposit accounts	51,954	0.45	43,864	0.70	39,516	1.25
Savings accounts	90,309	0.12	80,649	0.20	72,049	0.42
Time deposits	264,581	2.51	256,062	3.19	219,769	4.07
Total deposits	587,591		546,392		497,461

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Fees
•	Permanence of the institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to competitor rates

ENB FINANCIAL CORP
Management's Discussion and Analysis

The Corporation has been a stable presence in the local area and offers convenient locations, low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves. Management has always priced products and services in a manner that makes them affordable for all customers.  This, in turn, creates a high degree of customer loyalty, which has provided stability to the deposit base.  In 2009, management began to see a new trend develop that resulted in deposit inflows due to financial concerns regarding the health of other competing financial institutions, as opposed to merger-related activity.  The Corporation continues to generally benefit from the customers’ desire to conduct business with a smaller financial institution versus a larger institution.  Larger financial institutions have been in the forefront in terms of negative publicity related to the governmental actions commonly referred to as the “bailout”of the banking industry.  The Corporation chose not to take governmental funds issued as part of the Troubled Asset Relief Program (TARP).  This was a beneficial decision in that some customers viewed the recipients of TARP funds to be in weaker financial condition.  While this was not always the case, the public’s perception often determines where they will direct their funds.  In addition to these trends, the Corporation’s deposits benefited from the eighth full service branch location opened in September 2008, and the remodeling of the Denver branch office which was completed in early 2010.

The average balance of the Corporation’s core deposits, including non-interest bearing demand deposits, NOW accounts, MMDA accounts, and savings accounts, grew $32.7 million, or 11.3%, since December 31, 2009.  Several converging factors are assisting in the increase in core deposits.  Interest rates are at historic lows, which results in less motivation for customers to shop interest rates because the differential between high and low rates is compressed.  Customers are trying to build more liquid funds to meet cash flow needs in a slowing economy, as a matter of prudence.  The safety of FDIC-insured funds and immediate, or nearly immediate, funds in the current environment appear to be more of a concern to customers than interest rates.  Additionally, the concern over the stability of some larger financial institutions has led customers seeking security to community banks with high levels of capital and long-standing reputations.

Time deposits are typically a more rate-sensitive product making them a less reliable source of funding.  Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. Due to current adequate funding levels from all sources, the Corporation’s recent time deposit strategy has been to offer rates that meet or slightly exceed the average rates offered by the local competing banks.  Time deposit growth was slower in 2010 than it was in 2009, but it continued to be aided by the very volatile stock market.  Time deposits are a safe investment with FDIC coverage insuring no loss of principal below certain levels.  Prior to October 3, 2008, FDIC coverage was $100,000 on non-IRA time deposits, and $250,000 on IRA time deposits.  Effective October 3, 2008, the FDIC insurance increased to $250,000 for all deposit accounts with the signing of the Emergency Economic Stabilization Act of 2008, which was made permanent under the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The higher FDIC insurance limits benefited the Corporation due to its strong level of capital and consistent earnings.  In this environment, the Corporation experienced time deposit growth due to weak earnings and/or capital levels of competing national, regional, and local community banks.  Often as customers placed more time deposits in financial institutions, due to the declining stock market, they did not want to exceed the FDIC insurance limits and, therefore, the Corporation gained many new time deposit customers.  The culmination of all of these conditions contributed to the $36.3 million, or 16.5% increase, in the average balance of time deposits between December 31, 2008, and December 31, 2009, and the $8.5 million, or 3.3% increase, in the average balance between December 31, 2009, and December 31, 2010.

Historically, most time deposit growth was in terms less than 18 months, which have lower rates than longer term time deposits, indicating that customers were not looking for long-term investments with the best return, but shorter safe investments.  However, in 2010, the majority of time deposit growth was in terms greater than 18 months and specifically, in the five-year term.  This growth in long-term time deposits was indicative of the customers’ perception that rates would not increase in the short-term as well as management’s specific goal of pricing long-term time deposits in such a way that they were more attractive to customers and would encourage a longer term investment.  This enables the Corporation to extend the maturity on its liability portfolio in a time when rates are at historical lows and will position the Corporation in the best possible way for a rates-up environment.  Management expects that, as equity investments begin to rebound in performance, there will be a reduction in the Corporation’s time deposit balances.

As of December 31, 2010, time deposits over $100,000 made up 30.4% of the total time deposits.  This compares to 27.9% on December 31, 2009.  Since time deposits over $100,000 are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease.  Management believes the growth in time deposits over $100,000 during 2010 was due primarily to an increase in the FDIC insurance levels and to a lesser degree the fairly weak equity market throughout much of the year.  The following table provides the total amount of time deposits of $100,000 or more for the past three years by maturity distribution.

ENB FINANCIAL CORP
Management's Discussion and Analysis

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
(DOLLARS IN THOUSANDS)

	December 31,
	2010	2009	2008
	$	$	$

Three months or less	20,982	14,010	14,545
Over three months through six months	8,627	11,135	2,998
Over six months through twelve months	13,755	17,954	17,905
Over twelve months	33,208	29,908	20,583
Total	76,572	73,007	56,031

In order to meet future funding obligations, it is necessary to review the timing of maturity for large depositors, like the time deposits of $100,000 or more.  The Corporation monitors all large depositors to ensure that there is a steady flow of maturities.  As of December 31, 2010, the Corporation had a typical laddering of large time deposits.  For more information on liquidity management, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk.  Additionally, for more information on the maturity of time deposits, see Note F to the Consolidated Financial Statements.

Borrowings

Total borrowings were $74.5 million and $82.5 million as of December 31, 2010, and 2009, respectively.  The Corporation was purchasing no short-term funds as of December 31, 2010, or December 31, 2009.  Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.

Long-term borrowings decreased $8.0 million, or 9.7%, from $82.5 million on December 31, 2009, to $74.5 million on December 31, 2010.  The Corporation uses two main sources for long-term borrowings:  Federal Home Loan Bank (FHLB) advances and repurchase agreements through brokers or correspondent banks.  Both of these types of borrowings are used as a secondary source of funding and to mitigate interest rate risk.  Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

Total FHLB borrowings were $49.5 million as of December 31, 2010, compared to $52.5 million as of December 31, 2009.  The decrease in FHLB borrowing balances related to the maturity of several FHLB loans in 2010 that were not replaced with additional borrowings. Several loans that did mature were replaced with new loans, reducing the rates paid on the borrowings.  The borrowings with FHLB are primarily fixed-rate loans.  The Corporation occasionally uses convertible select loans that give advantageous pricing compared to fixed-rate loans; however, they generally have additional risk due to a call feature being included on the loan.  Management compares the length of the first call of these borrowings to the normal length of time deposits.  Often, a convertible select borrowing from FHLB can provide a longer period of rate protection than the term of some of the Corporation’s typical time deposit promotions.  The call feature may be based on a time requirement or a specific rate requirement.  As of December 31, 2010, the Corporation held $20.0 million of convertible select loans, the same level as December 31, 2009.

As of December 31, 2010, the Corporation held $25.0 million of repurchase agreements, compared to $30.0 million as of December 31, 2009.  The repurchase agreements all have some call feature, much like FHLB convertible select loans.  All of the callable repurchase agreements had an initial period where no call could occur.  However, $20 million of callable repurchase agreements are now into their call period where calls could occur on a quarterly basis.  It is unlikely that any of the callable repurchase agreements will be called in the near future, as their rates are well above market rates for the same term.  Two of the repurchase agreements existing prior to 2008, totaling $10 million are in a back-end fixed rate with a quarterly call, whereas the other two repurchase agreements are at a floating rate that resets quarterly with a call provision.  The interest rates on callable repurchase agreements are more favorable than non-callable long-term fixed rates; therefore, these instruments assist the Corporation in increasing net interest margin.  In all cases, the rate advantage of callable borrowing structures is weighed against any additional interest rate risk exposure taken compared to non-callable borrowing structures.  Management views repurchase agreement transactions as a diversification of funding outside of the FHLB, because principally the same funding structures can be obtained from FHLB.  Management monitors the amount of convertible select loans that could be called in any one year to ensure that the Corporation does not have a concentrated amount of call risk.

ENB FINANCIAL CORP
Management's Discussion and Analysis

To limit the Corporation’s exposure and reliance on a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of the Corporation’s total assets.  As of December 31, 2010, the Corporation was within this policy guideline at 6.6% of asset size with $49.5 million of total FHLB borrowings.  The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital.  As of December 31, 2010, total borrowings from all sources amounted to 100.4% of the Corporation’s capital, well under the policy guideline.  The Corporation has maintained FHLB borrowings and total borrowings within these guidelines throughout the year.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $221.1 million.  The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.  Due to recent circumstances in the financial and mortgage sectors, FHLB has been under regulatory and operating performance pressures and has taken steps to preserve capital.  As a result, the FHLB has suspended the dividend paid on stock owned by banks that have outstanding FHLB borrowings, and has discontinued the regular repurchase of excess stock if a bank reduces its borrowings.  However, as of October 29, 2010, the FHLB did repurchase a minimal amount of excess stock from member institutions, including the Corporation.  On February 23, 2011, the Corporation received $225,000 from the FHLB to further lower the balance of excess capital stock the Corporation owns.  Management believes these events signify that FHLB is making headway in improving its capital position and has also made the move in an effort to restore confidence in the system.  Although these actions by the FHLB are positive, management remains committed to not placing significantly more reliance on the FHLB and staying below the level of borrowings that would require the purchase of additional capital stock.

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels.  The Corporation maintains capital ratios well above those minimum levels and higher than the peer group average.  The risk-weighted capital ratios are calculated by dividing capital by risk-weighted assets.  Regulatory guidelines determine risk-weighted assets by assigning assets to one of four risk-weighted categories.  The calculation of Tier I Capital to Risk-Weighted Assets includes a reduction to capital for the allowance for loan losses, thereby making this ratio lower than the Total Capital to Risk-Weighted Assets ratio.  See Notes I and M to the Consolidated Financial Statements for additional information on capital transactions.

The following table reflects the Corporation’s capital ratios compared to regulatory capital requirements for prompt corrective action.

REGULATORY CAPITAL RATIOS	Capital Ratios			Regulatory Requirements
	As of	As of	As of
	Dec. 31,	Dec. 31,	Dec. 31,	Adequately	Well
	2010	2009	2008	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets	17.5%	16.0%	16.2%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	16.3%	14.8%	15.2%	4.0%	6.0%
Tier I Capital to Average Assets	9.8%	9.7%	10.1%	4.0%	5.0%

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

Total dividends paid to shareholders during 2010, were $2,732,000, or $0.96 per share, compared to $3,316,000, or $1.17 per share paid to shareholders during 2009.  The Corporation uses current earnings and available retained earnings to pay dividends.  The Corporation’s current capital plan calls for management to maintain Tier I Capital to Average Assets between 9.0% and 12.0%.  Management also desires a dividend payout ratio between 40% and 50%.  This ratio will vary according to income, but over the long term, management’s goal is to average a payout ratio in this range.  For 2010, the dividend payout ratio was 43.1%.  Management anticipates that the payout ratio for 2011 will be within the target range of 40% to 50% of the Corporation’s net income.

The amount of unrealized gain or loss on the Corporation’s securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles.  This is recorded as accumulated other comprehensive income or loss in the capital section of the Corporation’s balance sheet.  An unrealized gain increases the Corporation’s capital while an unrealized loss reduces the Corporation’s capital.  This requirement takes the position

ENB FINANCIAL CORP
Management's Discussion and Analysis

that, if the Corporation liquidated at the end of each period, the current unrealized gain or loss of the securities portfolio would directly impact the Corporation’s capital.  As of December 31, 2010, the Corporation showed unrealized gains, net of tax, of $442,000, compared to unrealized losses of $258,000 as of December 31, 2009.  The changes in unrealized gains or losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

At the close of the period ended June 30, 2008, 130,443 shares of treasury stock held as a result of previous stock purchase plans, less shares utilized for the Employee Stock Purchase Plan and Dividend Reinvestment Plan, were retired.  The retirement of these treasury shares was required as part of the formation of ENB Financial Corp.  Treasury shares act as a reduction to capital; therefore, the retirement of treasury shares into common stock and capital surplus had no impact to the Corporation’s capital.  Since December 31, 2008, 22,600 shares of treasury stock have been repurchased, and 34,444 reissued, with 13,518 treasury shares existing on December 31, 2010.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business.  The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2010, and shows the future periods in which settlement of the obligations is expected.  The contractual obligation numbers below do not include accrued interest. Refer to the Notes to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

CONTRACTUAL OBLIGATIONS
(DOLLARS IN THOUSANDS)

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
	$	$	$	$	$

Time deposits (Note F)	142,811	58,485	50,812	-	252,108
Borrowings (Notes G and H)	14,500	28,000	32,000	-	74,500

Total contractual obligations	157,311	86,485	82,812	-	326,608

The Corporation has a number of contractual obligations that arise from the normal course of business.  A construction contract was signed in May 2009 for $1.5 million to renovate the Denver branch.  As of December 31, 2009, $1,241,000 was paid on this contract with $259,000 remaining to be paid.  By March 2010, the remainder of the contract price was paid.

In February 2011, prior to the filing of this report, management entered into a $750,000 construction contract involving remodeling of the Main Office branch.  Construction is set to begin in March with completion scheduled for the end of July 2011.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments.  These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time.  As discussed in the liquidity section to follow, the Corporation has in place sufficient liquidity alternatives to meet these obligations.  The following table presents information on the commitments by the Corporation as of December 31, 2010.  For further details regarding off-balance sheet arrangements, refer to Note O to the Consolidated Financial Statements.

ENB FINANCIAL CORP
Management's Discussion and Analysis

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

December 31,
2010
$
Commitments to extend credit:
Revolving home equity loans	16,402
Construction loans	15,451
Real estate loans	2,885
Business loans	58,126
Consumer loans	2,533
Other	4,237
Standby letters of credit	7,001

Total	106,635

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

Deferred Tax Assets

The Corporation uses an estimate of future earnings to support the position that the benefit of deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the Corporation’s net income will be reduced.  Deferred tax assets are described further in Note L to the Consolidated Financial Statements.

ENB FINANCIAL CORP
Management's Discussion and Analysis

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

The maturity gap analysis does not include non-interest earning assets and non-interest  bearing liabilities, with the exception of non-interest bearing demand deposit accounts.  The non-interest bearing demand deposits are considered additional deposit liabilities with a 0.00% interest rate, which acts to lower the overall interest rate paid on total deposits.  For purposes of this analysis, items like cash, premises and equipment, bank owned life insurance, and other assets are considered non-interest earning assets and are not included in assets maturing.  On the liability side, the only liability not included is other liabilities, which represent open obligations of the Corporation.

It is unlikely that maturing assets would equal maturing liabilities because, on the balance sheet, assets do not equal liabilities.  However, after non-earning assets and liabilities are pulled out, the remaining assets and liabilities maturing are relatively close resulting in a cumulative maturity gap percentage near 100%.  For purposes of this analysis, $682.2 million of assets mature in all time frames while $671.2 million of liabilities mature in all time frames, resulting in a 101.6% cumulative maturity gap.  So, while a cumulative maturity gap of 100% would indicate that the same amount of assets and liabilities are maturing within the specified period, this is rather unlikely to occur within any time frame, or on a cumulative basis.  The Corporation has historically been liability sensitive in the shorter time frames because loans usually have longer maturities than deposits, resulting in ratios under 100%.  In the 1-year to 3-year time frame, assets maturing exceed liabilities maturing.  Liability maturities exceed deposit maturities in the 3-year to 5-year time frame.  In the time frame of 5 years and greater, deposit maturities exceed loan maturities.

ENB FINANCIAL CORP
Management's Discussion and Analysis

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2010, along with the cumulative maturity gap guidelines monitored by management.  For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

MATURITY GAP ANALYSIS
(DOLLARS IN THOUSANDS)

Maturity Gap	Less than 6 months	More than 6 months to 1 year	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years
	$	$	$	$	$
Assets maturing	92,710	65,427	169,488	107,654	246,875
Liabilities maturing	112,031	75,734	137,019	124,223	222,216
Maturity gap	(19,321)	(10,307)	32,469	(16,569)	24,659
Cumulative maturity gap	(19,321)	(29,628)	2,841	(13,728)	10,931

Maturity gap %	82.8%	86.4%	123.7%	86.7%	111.1%

Cumulative maturity gap %	82.8%	84.2%	100.9%	96.9%	101.6%

Cumulative maturity gap % guideline	45% to 155%	60% to 140%	75% to 125%	85% to 115%

As of December 31, 2010, all maturity gaps are well within Corporate Policy guidelines and were showing significant improvement over the prior year’s level.  As of December 31, 2009, the Corporation was under guidelines for the three middle time frames.  At that time, management preferred to have lower amounts of assets available for repricing as rates were historically low with little likelihood of increasing.  However, as 2010 progressed and the likelihood of higher market rates increased, management desired to increase gap ratios and bring the cumulative maturity gap ratios back within guidelines.  Improvement occurred due to the combined result of both management’s actions and customer reaction to the present environment.  Management worked to purposefully extend liabilities in 2010 by offering attractive rates on long-term CDs to encourage customers to invest for more than one year.  Unlike in 2009, customers were more willing to invest in five-year CDs during 2010 because of the unlikelihood of rates increasing in the near term as well as the disparity in interest rates from one-year to five-year investments.  Secondly, in the fall of 2010, U.S. Treasury rates fell to record levels which increased prepayment speeds on the Corporation’s MBS, CMO, and PCMO securities.  This increased cash flows and shortened the Corporation’s assets.  Additionally, several long-term advances were initiated to take advantage of the low interest rates and lock in funding for four or five years.  These three factors were primarily responsible for the improved gap ratios as of December 31, 2010.  While the Corporation is still liability sensitive in three out of five time frames, the gap ratios indicate that this liability sensitivity is low and well within corporate policy guidelines.

Given the likelihood that short term interest rates may increase by late 2011 or early 2012, management’s current position is to maintain the cumulative maturity gap percentages within guidelines for each successive quarter in 2011.  The risk in this situation is that, should interest rates not rise, maturing assets will reprice at lower rates.  However, the risk of liabilities repricing at higher interest rates is low.  Given the alternative investment options available, management also does not perceive significant risk that deposits maturing in the shorter time frames will leave the Corporation.  It is likely that, should market interest rates rise in late 2011 and throughout 2012, customer behavior patterns will change and deposits will be more rate sensitive with a greater portion potentially leaving the Corporation.  These maturity gaps are closely monitored along with additional liquidity measurements discussed below.  Management will work to maintain these ratios within policy guidelines throughout 2011 in order to position for the increased likelihood of rising interest rates.

In addition to the cumulative maturity gap analysis discussed above, management utilizes a number of other important liquidity measurements that management believes have advantages over, and give better clarity to, the Corporation’s present and projected liquidity.

ENB FINANCIAL CORP
Management's Discussion and Analysis

The following is a listing of the Corporation’s other liquidity measurements, along with a short definition, that are evaluated in an effort to monitor and mitigate liquidity risk:

•	Core Deposit Ratio – Core deposits as a percentage of assets
•	Funding Concentration Analysis – Alternative funding sources outside of core deposits as a percentage of assets
•	Short-term Funds Availability – Readily available short-term funds as a percentage of assets
•	Securities Portfolio Liquidity – Cash flows maturing in one year or less as a percentage of assets and securities
•	Borrowing Limits – Internal borrowing limits in terms of both FHLB and total borrowings.
•	Three, Six, and Twelve-month Projected Sources and Uses of Funds – Net projected liquidity surplus/shortage shown for each period.

These measurements are designed to prevent undue reliance on outside sources of funding and ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources.

As of December 31, 2010, the Corporation was within guidelines for all of the above measurements.  These measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges.   Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

The Corporation’s asset liability model is able to perform dynamic forecasting based on a wide range of assumptions provided.  The model is flexible and can be used for many types of financial projections.  The Corporation uses financial modeling to forecast balance sheet growth and earnings.  The results obtained through the use of forecasting models are based on a variety of factors.  Both earnings and balance sheet forecasts make use of maturity and repricing schedules to determine the changes to the Corporation’s balance sheet over the course of time.  Additionally, there are many assumptions that factor into the results.  These assumptions include, but are not limited to:

•	Projected interest rates
•	Timing of interest rate changes
•	Slope of the U.S. Treasury curve
•	Spreads available on securities over the U.S. Treasury curve
•	Prepayment speeds on loans held and mortgage-backed securities
•	Anticipated calls on securities with call options
•	Deposit and loan balance fluctuations
•	Competitive pressures affecting loan and deposit rates
•	Economic conditions
•	Consumer reaction to interest rate changes

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

ENB FINANCIAL CORP
Management's Discussion and Analysis

Change in Net Portfolio Value

The change in net portfolio value gives a long-term view of the exposure to changes in interest rates.  The NPV is calculated by discounting the future cash flows to the present value based on current market rates.  The NPV is the mathematical equivalent of the present value of assets minus the present value of liabilities.

The table below indicates the changes in the Corporation’s NPV as of December 31, 2010.  As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the net portfolio value and net interest income in the event of interest rate changes described above. All scenarios for both 2010 and 2009 show the Corporation within ALCO guidelines.

CHANGES IN NET PORTFOLIO VALUE

	2010	2009	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	(33.7)	(3.9)	(40.0)
300 basis point rise	(22.1)	0.4	(30.0)
200 basis point rise	(11.5)	1.2	(20.0)
100 basis point rise	(2.3)	1.2	(10.0)
Base rate scenario	-	-	-
50 basis point decline	3.6	4.5	(5.0)
100 basis point decline	9.8	8.7	(10.0)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities.
Base rate is the Prime rate.

The results as of December 31, 2010, indicate that the Corporation’s NPV would improve in the down-rate scenarios and experience a valuation loss in all up-rate scenarios.  The percentage change for all scenarios is within policy guidelines, however the projected valuation loss in the rates up 200, 300, and 400 scenarios is significantly higher than at the end of 2009.  In 2010, management changed the seven rate scenarios because of the greatly diminished likelihood that interest rates would decline further.  While the Prime rate of 3.25% could potentially decline, since the Federal Reserve’s target Federal funds rate is already down to 0.00% to 0.25%, and because the Prime rate and the Federal funds rate generally move in tandem, it is not likely that the Prime rate will decline further.  Therefore, management removed the rates down 300 and 200 and went with only two rates down scenarios of down 50 and 100 basis points.  These two rates down scenarios could happen but are unlikely.  Management then added a rates up 400 basis points scenario to model a more aggressive rates up move.

There is portfolio value volatility as rates rise indicating that the Corporation loses NPV, which is the result of the value of assets declining at a faster rate than the decrease in the value of deposits.  Stated in another manner, an increase in interest rates would devalue the Corporation’s assets and this decrease would not be entirely overshadowed by the value of the Corporation’s liabilities declining.  The material reductions in the rates up 200, 300, and 400 basis point scenarios are caused by longer term securities and mortgages on the asset side of the balance sheet.  During 2010, the Corporation’s municipal bond segment of the securities portfolio grew significantly due to tax strategies, low loan growth, and high tax equivalent yields available.  The book value of municipal bonds grew $17.7 million, or 28.3%, from December 31, 2009, to December 31, 2010.  These securities represent the Corporation’s longest and highest yielding securities and they also carry the largest amount of fair value risk if long term rates increase.  Similarly, as commercial loan growth slowed and the loan portfolio declined in the latter half of 2010, the amount of 1 to 4 family residential mortgages continued to increase and grew by $5.9 million, or 4.6%.  These assets are predominately 15 and 20-year mortgages which represents the Corporation’s longest loan assets.  Management anticipates that the rates up NPV reductions will decline slightly going forward as reductions in longer term assets have already occurred in early 2011.

ENB FINANCIAL CORP
Management's Discussion and Analysis

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

CHANGES IN NET INTEREST INCOME

	2010	2009	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	8.1	2.0	(20.0)
300 basis point rise	4.9	0.6	(15.0)
200 basis point rise	2.1	(0.7)	(10.0)
100 basis point rise	0.1	(1.6)	(5.0)
Base rate scenario	-	-	-
50 basis point decline	0.3	0.5	(2.5)
100 basis point decline	(2.1)	(0.1)	(5.0)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation's net interest income.
Base rate is the Prime rate

The above analysis shows a slightly negative impact to the Corporation’s net interest income when rates decline 100 basis points, but a positive impact in all other rate scenarios. In the unique current rate environment, the amount of the Corporation’s assets repricing higher will be fairly large due to the amount of variable rate loans that will reprice immediately when Prime increases.  On the liability side, if rates increase, it is typical for management to react slowly in increasing deposit rates.  Even when deposit rates are increased, they are typically increased at a fraction of the increase in the Prime rate.  In the current environment, if interest rates rise, it is expected that deposit rates will move upward, but more slowly than in past rates-up cycles.  It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed rate loans and securities which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower.  The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year.  The Corporation’s model also has the ability to measure changes to net interest income given interest rate changes that occur more slowly over time.  This type of modeling is referred to as “interest rate ramps,” where a set change in rates occurs over a period of time.  If rates were to move upward slowly over the course of the next year, the results are very close to the results using a rate shock.

The above analysis also shows that the Corporation’s net interest income would decrease if rates decline by 100 basis points.  This results from several types of deposit products’ current offering rates being at or near the floor for pricing.  For instance, savings accounts had an interest rate of 0.10% as of December 31, 2010.  Management is only able to reduce the rate to zero; therefore, any reduction in the savings rate only benefits earnings in the case of a 10-basis point rate decline.  Since most loan rates would be able to reprice lower under the declining rate scenarios and the deposit rate decreases are limited, the Corporation would have less earnings under a declining rate scenario.  It is likely that management would control the reduction in loan rates to limit the reduction in net interest income in a downward rate environment.

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

We have audited the accompanying consolidated balance sheets of ENB Financial Corp (the “Corporation”) and subsidiary as of December 31, 2010 and 2009, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENB Financial Corp and subsidiary as of
December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/  S.R. Snodgrass, A.C.

Wexford, PA
March 23, 2011

S.R. Snodgrass, A.C. * 2100 Corporate Drive, Suite 400 * Wexford, Pennsylvania 15090-8399 * Phone: (724) 934-0344 * Facsimile: (724) 934-0345

ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,
	2010	2009
	$	$
ASSETS

Cash and due from banks	9,388	10,416
Interest bearing deposits in other banks	16,838	2,031
Federal funds sold	3,000	4,300

Total cash and cash equivalents	29,226	16,747

Securities available for sale (at fair value)	259,138	236,335

Loans held for sale	771	179

Loans	415,234	427,852
Less: Allowance for loan losses	7,132	5,912

Net loans	408,102	421,940

Premises and equipment	20,487	20,858

Regulatory stock	4,680	4,916

Bank-owned life insurance	15,891	15,248

Other assets	9,474	9,729

Total assets	747,769	725,952

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Non-interest bearing	131,534	121,665
Interest bearing	464,060	448,278

Total deposits	595,594	569,943

Long-term debt	74,500	82,500
Other liabilities	3,442	3,933

Total liabilities	673,536	656,376

Stockholders' equity:
Common stock, par value $0.20
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,856,039
(Issued 2,869,557 and Outstanding 2,839,000 as of 12-31-09)	574	574
Capital surplus	4,325	4,415
Undivided profits	69,226	65,613
Accumulated other comprehensive income (loss), net of tax	442	(258)
Less: Treasury stock shares at cost 13,518 (30,557 shares as of 12-31-09)	(334)	(768)

Total stockholders' equity	74,233	69,576

Total liabilities and stockholders' equity	747,769	725,952

See notes to consolidated financial statements

ENB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2010	2009	2008
	$	$	$

Interest and dividend income:
Interest and fees on loans	22,594	22,763	23,675
Interest on securities available for sale:
Taxable	7,068	8,375	8,346
Tax-exempt	2,939	2,522	2,361
Interest on Federal funds sold	19	6	28
Interest on deposits at other banks	-	-	5
Dividend income	134	137	310

Total interest and dividend income	32,754	33,803	34,725

Interest expense:
Interest on deposits	7,202	8,955	10,470
Interest on short-term borrowings	1	17	73
Interest on long-term debt	3,344	3,846	4,055

Total interest expense	10,547	12,818	14,598

Net interest income	22,207	20,985	20,127

Provision for loan losses	1,800	2,920	669

Net interest income after provision for loan losses	20,407	18,065	19,458

Other income:

Trust and investment services income	1,122	1,075	971
Service fees	2,073	2,606	2,061
Commissions	1,592	1,409	1,328
Gains on securities transactions, net	1,365	544	254
Impairment losses on securities:
Impairment losses on investment securities	(913)	(2,056)	(760)
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	520	1,687	-
Net impairment losses on investment securities	(393)	(369)	(760)
Gains on sale of mortgages	305	229	123
Earnings on bank owned life insurance	555	646	632
Other	341	300	298

Total other income	6,960	6,440	4,907

Operating expenses:
Salaries and employee benefits	10,834	10,867	11,892
Occupancy	1,657	1,440	1,242
Equipment	819	820	957
Advertising & marketing	445	387	411
Computer software & data processing	1,578	1,531	1,508
Shares tax	798	743	721
Professional services	1,465	1,595	1,643
Federal deposit insurance	689	1,022	230
Other	1,772	1,664	1,864

Total operating expenses	20,057	20,069	20,468

Income before income taxes (benefit)	7,310	4,436	3,897

Provision/(benefit) for Federal income taxes	965	136	(117)

Net income	6,345	4,300	4,014

Earnings per share of common stock	2.23	1.52	1.40

Cash dividends paid per share	0.96	1.17	1.24

Weighted-average number of shares outstanding	2,846,021	2,835,721	2,860,856

See notes to consolidated financial statements

ENB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Undivided	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Profits	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, December 31, 2007	600	4,502	68,158	(181)	(4,257)	68,822

Comprehensive income:
Net income	-	-	4,014	-	-	4,014
Unrealized holding losses on securities
available for sale arising during
the year, net of tax ($575)	-	-	-	(1,116)	-	(1,116)
Reclassification adjustment for losses
included in net income, net of tax $172	-	-	-	334	-	334
Total comprehensive income						3,232

Net treasury stock retired - 130,443 shares	(26)	-	(3,994)	-	4,020	-
Treasury stock purchased - 32,400 shares	-	-	-	-	(833)	(833)
Treasury stock issued - 7,038 shares	-	(45)	-	-	418	373
Cash dividends paid, $1.24 per share	-	-	(3,549)	-	-	(3,549)

Balances, December 31, 2008	574	4,457	64,629	(963)	(652)	68,045

Comprehensive income:
Net income	-	-	4,300	-	-	4,300
Unrealized holding gains on securities
available for sale arising during
the year, net of tax $423	-	-	-	820	-	820
Reclassification adjustment for gains
included in net income, net of tax ($60)	-	-	-	(115)	-	(115)
Total comprehensive income						5,005

Treasury stock purchased - 20,500 shares	-	-	-	-	(507)	(507)
Treasury stock issued - 15,305 shares	-	(42)	-	-	391	349
Cash dividends paid, $1.17 per share	-	-	(3,316)	-	-	(3,316)

Balances, December 31, 2009	574	4,415	65,613	(258)	(768)	69,576

Comprehensive income:
Net income	-	-	6,345	-	-	6,345
Unrealized holding gains on securities
available for sale arising during
the year, net of tax $691	-	-	-	1,342	-	1,342
Reclassification adjustment for gains
included in net income, net of tax ($330)	-	-	-	(642)	-	(642)
Total comprehensive income						7,045

Treasury stock purchased - 2,100 shares					(45)	(45)
Treasury stock issued - 19,139 shares	-	(90)	-	-	479	389
Cash dividends paid, $.96 per share	-	-	(2,732)	-		(2,732)

Balances, December 31, 2010	574	4,325	69,226	442	(334)	74,233

See notes to consolidated financial statements

ENB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2010	2009	2008
	$	$	$
Cash flows from operating activities:
Net income	6,345	4,300	4,014
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities and loan fees	1,560	699	332
Decrease (increase) in accrued interest receivable	85	(335)	28
(Decrease) increase in accrued interest payable	(225)	(210)	36
Provision for loan losses	1,800	2,920	669
Gains on securities transactions, net	(1,365)	(544)	(254)
Impairment losses on securities	393	369	760
Gains on sale of mortgages	(305)	(229)	(123)
Loans originated for sale	(20,953)	(15,876)	(9,271)
Proceeds from sales of loans	20,667	16,171	9,514
Earnings on bank-owned life insurance	(555)	(646)	(632)
Losses on sale of other real estate owned	177	-
Depreciation of premises and equipment and amortization of software	1,377	1,265	1,261
Deferred income tax	(644)	(963)	(933)
Decrease (increase) in prepaid federal deposit insurance	617	(2,317)	-
Other assets and other liabilities, net	(586)	(497)	1,529
Net cash provided by operating activities	8,388	4,107	6,930

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	55,682	59,423	50,623
Proceeds from sales	47,364	56,412	52,970
Purchases	(125,432)	(137,265)	(127,127)
Proceeds from sale of other real estate owned	371	-	150
Purchase of regulatory bank stock	-	(1)	(815)
Redemptions of regulatory bank stock	236	-	11
Purchase of bank-owned life insurance	(88)	(90)	(9)
Net decrease (increase) in loans	11,664	(17,050)	(27,053)
Purchases of premises and equipment	(706)	(1,983)	(3,206)
Purchase of computer software	(263)	(255)	(456)
Net cash used in investing activities	(11,172)	(40,809)	(54,912)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	35,204	28,119	4,161
Net (decrease) increase in time deposits	(9,553)	30,712	28,225
Net (decrease) increase in short-term borrowings	-	(11,800)	11,700
Proceeds from long-term debt	12,000	13,000	20,000
Repayments of long-term debt	(20,000)	(22,500)	(10,000)
Dividends paid	(2,732)	(3,316)	(3,549)
Treasury stock sold	389	349	373
Treasury stock purchased	(45)	(507)	(833)
Net cash provided by financing activities	15,263	34,057	50,077
Increase (decrease) in cash and cash equivalents	12,479	(2,645)	2,095
Cash and cash equivalents at beginning of period	16,747	19,392	17,297
Cash and cash equivalents at end of period	29,226	16,747	19,392

Supplemental disclosures of cash flow information:
Interest paid	10,772	13,028	14,562
Income taxes paid	1,140	460	1,050

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned held for sale from loans	429	-	-

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

Basis of Presentation:
The consolidated financial statements of ENB Financial Corp and its subsidiary, Ephrata National Bank, (collectively “the Corporation”) conform to U.S. generally accepted accounting principles (GAAP). The preparation of these statements requires that management make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Material estimates of the Corporation, including the allowance for loan losses, the fair market value of securities available for sale, the valuation of foreclosed real estate, other than temporary investment impairments, and deferred tax assets or liabilities, are evaluated regularly by management.  Actual results could differ from the reported estimates given different conditions or assumptions.

The accounting and reporting policies followed by the Corporation conform with U.S. GAAP and to general practices within the banking industry. All intercompany transactions have been eliminated in consolidation. The following is a summary of the more significant policies.

Cash and Cash Equivalents:
For purposes of reporting cash flows, cash and cash equivalents are identified as cash and due from banks, and includes cash on hand, collection items, amounts due from banks, and interest bearing deposits in other banks with maturities of less than 90 days.

Securities Available for Sale:
The Corporation classifies its entire portfolio of debt and equity securities as available for sale securities, which the Corporation reports at fair value.  Any unrealized valuation gains or losses in the portfolio are reported as a separate component of stockholders' equity, net of deferred income taxes.  The constant yield method is used for the amortization of premiums and the accretion of discounts for all of the Corporation’s securities with the exception of collateralized mortgage obligations (CMOs) and index amortizing notes (IANs).  The constant yield method maintains a stable yield on the instrument through its maturity.  For CMOs and IANs, a two-step/proration method is used for amortization and accretion.  The first step is a proration based on the current pay down.  This component ensures that the book price stays level with par.  The second step amortizes or accretes the remaining premium or discount to the calculated final amortization or accretion date based on the current three-month constant prepayment rates.  Net gains or losses realized on sales or calls of securities are reported as gains or losses on security transactions during the year of sale, using the specific identification method.

Other Than Temporary Impairment (“OTTI”):
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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Management will more closely evaluate those securities that have unrealized losses of 10% or more and have had unrealized losses for more than twelve months.  If management determines that the declines in value of the security are not temporary, or if management does not have the ability to hold the security until maturity, which is the case with equity securities, then management will record impairment on the security.  For equity securities, typically the amount of impairment is the difference between the security’s book value and current fair market value determined by obtaining independent market pricing.  For debt securities evaluated for impairment, management will determine what portion of the unrealized valuation loss is attributed to projected or known loss of principal, and what portion is attributed to market pricing not reflective of the true value of the security, based on current cash flow analysis.  Management will generally record impairment equivalent to the projected or known loss of principal, known as the credit loss.  The other portion of the fair market value loss is attributed to market factors and it is management’s opinion that these fair value losses are temporary and not permanent.   All impairment is recorded as a loss on securities and is included in the Corporation’s Consolidated Statements of Income.

Loans:
The Corporation reports loans receivable at the outstanding principal balances, reduced by any charge-offs and net of any deferred loan origination fees or costs.  Net loan origination fees and costs are deferred and recognized as an adjustment of yield over the contractual life of the loan.

In general, fixed-rate residential mortgage loans originated by the Corporation and held for sale, are carried in the aggregate at the lower of cost or market.  Such mortgage loans are sold to Fannie Mae and serviced by the Corporation.  The Corporation also originates loans for immediate sale to Wells Fargo but does not service these mortgages.

Interest accrues daily on outstanding loan balances.  Generally, the accrual of interest discontinues when the ability to collect the loan becomes doubtful or when a loan becomes more than 90 days past due as to principal and interest. Management may elect to continue the accrual of interest based on the expectation of future payments and/or the sufficiency of the underlying collateral.

Allowance for Loan Losses:
The allowance for loan losses is maintained at a level considered by management to be adequate to provide for known and inherent risks in the loan portfolio at the Consolidated Balance Sheets date.  The monthly provision for loan losses is an expense which increases the allowance, while charge-offs, net of recoveries, decrease the allowance.  The Corporation performs ongoing credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, and other factors in determining the adequacy of the reserve balance.  Loans determined to be uncollectible are charged to the allowance during the period in which such determination is made.

In calculating the allowance, management will begin by compiling the balance of loans by credit quality for each loan segment in order that allocations can be made in aggregate based on historic losses and qualitative factors.  Prior to calculating these aggregate allocations, management will individually evaluate commercial and commercial real estate loans for impairment.  A loan is impaired when it is probable that a creditor will be unable to collect all principal and interest due according to the contractual terms of the loan agreement.  All other loan types such as residential mortgages, home equity loans, and all other consumer loans, are not individually evaluated for impairment and are therefore allocated for in aggregate.  These loans are considered to be large groups of smaller-balance homogenous loans and are measured for impairment collectively.  Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis, taking into consideration all circumstances concerning the loan, the creditworthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed.

For loans deemed to be impaired, management will provide a specific allocation.  This loan balance is then subtracted from the total loan balances being allocated for in the aggregate.  The remaining balances, along with the full loan balances for the other loan types are then multiplied by an adjusted loss ratio, which is the sum of both the historical loss ratio and a qualitative factor adjustment.  Generally both the historical loss ratio and the qualitative factor adjustment will increase as the credit rating of the loan deteriorates.  The credit ratings begin with unclassified loans being the lowest, special mention loans being higher, and the classified graded loans, which include substandard, doubtful, and loss, being the highest.   The loan balance multiplied by the adjusted loss ratio produces the allowance

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

required for each credit rating of each loan type.  The allowances are totaled and added to any specific allocations on impaired loans to arrive at the total allowance for loan losses for the Corporation.

Management tracks and assigns a historical loss percentage for each loan rating category within each loan type.  A rolling three-year historical loss ratio, calculated on a quarterly basis, with a 60%, 30%, and 10% weighting for the past three years is used.  In this manner the historical loss percentage is heavily weighted to the current loss environment, but has sufficient weighting assigned to prior periods to avoid unnecessary volatile fluctuations based on just one period’s data.

Management currently utilizes nine qualitative factors that are adjusted based on changes in the lending environment and economic conditions.  The qualitative factors include the following:

•	levels of and trends in delinquencies, non-accruals, and charge-offs,
•	trends within the loan portfolio,
•	changes in lending policies and procedures,
•	experience of lending personnel and management oversight,
•	national and local economic trends,
•	concentrations of credit,
•	external factors such as legal and regulatory requirements,
•	changes in the quality of loan review and Board oversight,
•	changes in the value of underlying collateral.

The number of qualitative factors can change.  Factors can be added for new risks or taken away if the risk no longer applies.  Each loan type will have its own risk profile and management will evaluate and adjust each qualitative factor for each loan type quarterly, if necessary.  For example, if one area of the loan portfolio is experiencing sharp increases in growth, it is likely the qualitative factor for trends in the loan portfolio would be increased for that loan type.  As levels of delinquencies and non-accrual loans decline for commercial real estate and commercial loans it is likely that factor would be reduced.

In terms of the Corporation’s loan portfolio, the commercial and industrial loans and commercial real estate loans are deemed to have more risk than the consumer real estate loans and other consumer loans in the portfolio.  The commercial loans not secured by real estate are highly dependent on financial condition and are more dependent on economic conditions.  The commercial loans secured by real estate are also dependent on economic conditions but generally have stronger forms of collateral.  More recently, commercial real estate has been negatively impacted by devaluation so these commercial loans carry a higher qualitative factor for changes in the value of collateral.  The commercial loans and commercial real estate loans have historically been responsible for the majority of the Corporation’s delinquencies, non-accrual loans, and charge-offs so both of these categories carry higher qualitative factors than consumer real estate loans and other consumer loans.  The Corporation has historically experienced very low levels of consumer real estate and consumer loan charge-offs so these qualitative factors are set lower than the commercial real estate and commercial and industrial loans.  More recently, the consumer real estate segment of the loan portfolio is growing faster than all other segments and, therefore, the qualitative factors for trends and collateral were increased in this area due to more volume and increased exposure to housing valuations.

Impaired and Non-Accrual Loans:
The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap.  Generally, a non-accrual loan will always be considered impaired due to payment delinquency or uncertain collection, but there are cases where an impaired loan is not considered non-accrual.  For example, management may consider a loan impaired due to insufficient collateral, but not place the loan on non-accrual because the loan is current and has a history of timely payments.  The primary factors considered by management in determining impairment include payment status and collateral value but could also include debt service coverage, financial health of the business, and other external factors that could impact the ability of the borrower to fully repay the loan.  The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan using the original interest rate and its recorded value or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Management will place a business or commercial loan on non-accrual status when it is determined that the loan is impaired, or when the loan is 90 days past due with a history of prolonged periods of delinquency.  These customers will generally be placed on non-accrual status at the end of each quarter.  Consumer loans over 90 days delinquent are generally charged off or, in the case of larger residential real estate loans, they would be placed on non-accrual as the Corporation seeks to bring the customer current or pursue foreclosure options.  When the borrower is on non-accrual, the Corporation will reverse any accrued interest on the books and will discontinue recognizing any interest income until the borrower is placed back on accrual status or fully pays off the loan balance plus any accrued interest.  Any payments received by the customer while the loan is on non-accrual are fully applied against principal.  The Corporation maintains records of the full amount of interest that is owed by the borrower.  A non-accrual loan will generally only be placed back on accrual status when the borrower has demonstrated six consecutive months of non delinquency.

Allowance for Off Balance Sheet Extensions of Credit:
The Corporation maintains an allowance for off balance sheet extensions of credit which would include any unadvanced amount on lines of credit and any letters of credit provided to borrowers.  The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets.  The liability was $263,000 as of December 31, 2010, and $215,000 as of December 31, 2009.  Management follows the same methodology as the allowance for loan losses when calculating the allowance for off balance sheet extensions of credit, with the exception of multiplying the unadvanced total by a high/low balance variance to arrive at the expected unadvanced portion that could be drawn upon at any time, or the amount at risk.  The unadvanced amounts for each loan segment are broken down by credit classification.  A historical loss ratio and qualitative factor are calculated for each credit classification by loan type.  The historical loss ratio and qualitative factor are combined to produce an adjusted loss ratio which is multiplied by the amount at risk for each credit classification within each loan segment to arrive at an allocation.  The allocations are summed to arrive at the total allowance for off balance sheet extensions of credit.

Other Real Estate Owned (OREO):
OREO represents properties acquired through customer loan defaults. These properties are recorded at the fair value less projected disposal costs at acquisition date.  Fair value is determined by current appraisals.  Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets.

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

Transfer of Assets:
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank-Owned Life Insurance (BOLI):
BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $15,891,000 and $15,248,000 as of December 31, 2010, and 2009, respectively.

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

Advertising Costs:
The Corporation expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2010, 2009, and 2008, were $445,000, $387,000, and $411,000, respectively.

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

Comprehensive Income:
The Corporation is required to present comprehensive income in a full set of general-purpose consolidated financial statements for all periods presented.  Other comprehensive income consists of unrealized holding gains and losses on the available for sale securities portfolio.  The Corporation has elected to report the effects of other comprehensive income as part of the Consolidated Statements of Changes in Stockholders’ Equity.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Recently Issued Accounting Standards:
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

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging.  ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8.  ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance has not had a significant impact on the Corporation’s financial statements.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.  ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets.  Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said.  The amendment is effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010, or later.  Adoption of this guidance has not had a significant impact on the Corporation’s financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

ending after initial adoption.  The adoption of this guidance has not had a significant impact to the Corporation’s financial statements.  See Note C for the new disclosures required effective as of December 31, 2010.

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules.  This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026:  Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Corporation’s financial statements.

In August 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission.  This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Corporation’s financial statements.

In September 2010, the FASB issued ASU 2010-25, Plan Accounting – Defined Contribution Pension Plans.  The amendments in this ASU require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest.  The amendments in this update are effective for fiscal years ending after December 15, 2010.  The adoption of this guidance has not had a significant impact on the Corporation’s financial statements.

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011, and are not expected to have a significant impact on the Corporation’s financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.  In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted.  The adoption of this guidance is not expected to have a significant impact on the Corporation’s financial statements.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE B - SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

The amortized cost and fair value of securities held at December 31, 2010, and 2009, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$

December 31, 2010
U.S. treasuries & government agencies	46,701	1,310	(125)	47,886
U.S. agency mortgage-backed securities	38,201	844	(207)	38,838
U.S. agency collateralized mortgage obligations	64,713	886	(206)	65,393
Private collateralized mortgage obligations	12,900	132	(1,220)	11,812
Corporate bonds	11,749	234	(74)	11,909
Obligations of states and political subdivisions	80,204	602	(1,405)	79,401
Total debt securities	254,468	4,008	(3,237)	255,239
Marketable equity securities	4,000	-	(101)	3,899
Total securities available for sale	258,468	4,008	(3,338)	259,138

December 31, 2009
U.S. treasuries & government agencies	47,018	740	(187)	47,571
U.S. agency mortgage-backed securities	41,392	1,073	(75)	42,390
U.S. agency collateralized mortgage obligations	53,284	947	(249)	53,982
Private collateralized mortgage obligations	16,568	21	(3,841)	12,748
Corporate bonds	12,933	436	-	13,369
Obligations of states and political subdivisions	62,531	1,310	(472)	63,369
Total debt securities	233,726	4,527	(4,824)	233,429
Marketable equity securities	3,000	-	(94)	2,906
Total securities available for sale	236,726	4,527	(4,918)	236,335

The amortized cost and fair value of debt securities available for sale at December 31, 2008, by contractual maturity are shown below.  Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	35,173	35,708
Due after one year through five years	94,864	96,317
Due after five years through ten years	55,818	55,998
Due after ten years	68,613	67,216
Total debt securities	254,468	255,239

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Proceeds from sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below.  Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Securities Available for Sale
	2010	2009	2008
	$	$	$

Proceeds from sales	47,364	56,412	52,970
Gross realized gains	1,405	1,145	792
Gross realized losses	(433)	(970)	(1,298)

The gross realized losses above include $393,000 of impairment in 2010, $369,000 in 2009, and $760,000 in 2008.

Securities available for sale with a par value of $66,801,000 and $64,568,000 at December 31, 2010 and 2009, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law.  The fair value of these pledged securities was $70,718,000 at December 31, 2010, and $67,383,000 at December 31, 2009.

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis.  As of December 31, 2010, four private collateralized mortgage obligation (PCMO) securities were considered to be other than temporarily impaired.  Of these four securities only two had impairment taken during 2010 in the amount of $393,000.   Cumulative impairment on the four PCMO securities deemed impaired as of December 31, 2010, was $732,000.   During 2010, one PCMO security was sold that had $30,000 of cumulative impairment.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

As of December 31, 2010, all other securities carrying unrealized losses were determined not to be other than temporarily impaired.  Information pertaining to securities with gross unrealized losses at December 31, 2010, and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2010
U.S. treasuries & government agencies	5,904	(125)	-	-	5,904	(125)
U.S. agency mortgage-backed securities	16,331	(207)	-	-	16,331	(207)
U.S. agency collateralized mortgage obligations	21,256	(206)	-	-	21,256	(206)
Private collateralized mortgage obligations	-	-	7,377	(1,220)	7,377	(1,220)
Corporate bonds	4,588	(74)	-	-	4,588	(74)
Obligations of states & political subdivisions	42,453	(1,294)	3,568	(111)	46,021	(1,405)

Total debt securities	90,532	(1,906)	10,945	(1,331)	101,477	(3,237)

Marketable equity securities	-	-	1,899	(101)	1,899	(101)

Total temporarily impaired securities	90,532	(1,906)	12,844	(1,432)	103,376	(3,338)

As of December 31, 2009
U.S. treasuries & government agencies	14,315	(187)	-	-	14,315	(187)
U.S. agency mortgage-backed securities	9,380	(75)	-	-	9,380	(75)
U.S. agency collateralized mortgage obligations	9,737	(249)	-	-	9,737	(249)
Private collateralized mortgage obligations	-	-	11,262	(3,841)	11,262	(3,841)
Corporate bonds	-	-	-	-	-	-
Obligations of states & political subdivisions	6,407	(64)	9,451	(408)	15,858	(472)

Total debt securities	39,839	(575)	20,713	(4,249)	60,552	(4,824)

Marketable equity securities	-	-	1,906	(94)	1,906	(94)

Total temporarily impaired securities	39,839	(575)	22,619	(4,343)	62,458	(4,918)

Nearly all of the Corporation’s unrealized losses as of December 31, 2010, originated from debt rather than equity securities.  Debt securities were responsible for 97% of the unrealized losses as of December 31, 2010, compared to 98% as of December 31, 2009.  In the debt security portfolio, there are 117 positions carrying unrealized losses as of December 31, 2010, compared to 52 positions as of December 31, 2009.  Out of the 117 unrealized loss positions on December 31, 2010, 92 were on municipal bonds of which the average loss was $15,000.   Of those 117 positions, 113 were considered temporarily impaired and four PCMOs were considered other than temporarily impaired at December 31, 2010, whereas on December 31, 2009, 49 of 52 positions were considered temporarily impaired.

Impairment charges of $393,000 were recognized during 2010 on two of the four PCMOs considered impaired as of December 31, 2010, in order to write the securities down to a level of anticipated principal recovery.  The other two PCMOs considered impaired due to a minimum amount of projected principal loss, had no impairment recorded during 2010 because the projected loss of principal was within the remaining amount of discount on the bond.  Impairment would be recorded once the projected losses exceed the remaining discount.  The amount of impairment recorded during 2010 on two of the PCMO bonds was determined by evaluating cash flow analysis along with projected default and severity rates on a security-by-security basis.  Each of the two PCMO securities had a level of credit protection that initially protected the bonds from principal losses.   Impairment is taken only after the analysis

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

shows credit protection against past and present losses being exhausted.  Management tracks historical prepayment speeds and projects future speeds.   Faster prepayment speeds are beneficial in accelerating the return of principal to the Corporation and minimizing the risk of more defaults which would cause credit losses.  Management has determined that it is likely all of the PCMOs will continue to pay an average of 8 constant prepayment rate (CPR) or higher, with one security being modeled at 15 CPR due to consistent speeds at 15 CPR or above.  An 8 CPR means that eight percent of the principal would be expected to prepay in one year’s time.  The average CPR on the entire portfolio of PCMOs for 2010 was just under 10 CPR, which is a slower speed than the 11.5 CPR experienced in 2009.  These speeds may slow in the future should interest rates increase.  Based on the historical, current, and expected prepayment speeds, management determined that it was appropriate to take impairment on two of the PCMOs during 2010, with expectations of principal loss based on forward projections of default and severity rates, with one security paying at an average of 8 CPR and the other paying at an average of 15 CPR.

The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. The table below details the other-than-temporary impairment charges recorded as of December 31, 2010:

SECURITY IMPAIRMENT CHARGES
(DOLLARS IN THOUSANDS)

	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	8,597	7,377	(1,220)	393

The above table reflects the book value, market value, and unrealized losses carried on the four impaired PCMO securities after the Corporation recorded $393,000 of impairment as of December 31, 2010.  The $393,000 is deemed to be a credit loss and is the amount that management expects the principal loss will be by the time these four securities mature.  The remaining $1,220,000 of unrealized losses is deemed to be a market value loss that is temporary.

Recent market conditions throughout the financial industry have made the evaluation regarding the possible impairment of MBS and CMO securities difficult to fully determine given the volatility of their pricing, based not only on rate changes, but collateral uncertainty as well.  The vast majority of the MBS and CMOs owned by the Corporation are backed by the U.S. government.  Approximately 11% of the Corporation’s MBS and CMOs are PCMOs, not backed by the U.S. government.  As of December 31, 2010, six PCMOs were held with two of the six rated AAA by either Moodys or S&P.  The remaining four PCMOs were rated below investment grade, which are the same securities considered impaired as of December 31, 2010.  Impairment charges, as detailed above, were taken on two of these securities during 2010.  Management conducts impairment analysis on a quarterly basis and currently has no plans to sell these securities.  Cash flow analysis performed under severe stress testing does not indicate a need to take impairment on the remaining four bonds, however default rates on these PCMOs, the severity rates of the defaults, and future prepayment speeds could alter management’s projections of future losses and the need to take additional impairment.  Management has concluded that, as of December 31, 2010, the declines outlined in the above table represent temporary declines.  The Corporation does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables present the Corporation’s loan portfolio by category of loans for 2010 and 2009 and the summary of the allowance for loan losses for years 2010, 2009, and 2008.

LOAN PORTFOLIO
(DOLLARS IN THOUSANDS)

	December 31,
	2010	2009
	$	$
Commercial real estate
Commercial mortgages	96,256	98,831
Agriculture mortgages	60,513	53,277
Construction	14,781	23,382
Total commercial real estate	171,550	175,490

Consumer real estate (a)
1-4 family residential mortgages	137,361	131,509
Home equity loans	17,719	21,733
Home equity lines of credit	12,490	10,383
Total consumer real estate	167,570	163,625

Commercial and industrial
Commercial and industrial	28,434	30,760
Tax-free loans	23,028	32,989
Agriculture loans	11,756	12,777
Total commercial and industrial	63,218	76,526

Consumer	13,045	12,506

Gross loans prior to deferred fees	415,383	428,147
Less:
Deferred loan fees, net	149	295
Allowance for loan losses	7,132	5,912
Total net loans	408,102	421,940

(a)	Real estate loans serviced for Fannie Mae, which are not included in the Consolidated Balance Sheets, totaled $10,101,000 and $11,754,000 as of December 31, 2010, and 2009, respectively.

ALLOWANCE FOR LOAN LOSSES SUMMARY
(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2010	2009	2008
	$	$	$
Balance at January 1	5,912	4,203	3,682
Amounts charged off	(670)	(1,260)	(241)
Recoveries of amounts previously charged off	90	49	93
Balance before current year provision	5,332	2,992	3,534
Provision charged to operating expense	1,800	2,920	669
Balance at December 31	7,132	5,912	4,203

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The Corporation grades commercial credits differently than consumer credits.  The following table represents all of the Corporation’s commercial credit exposures by internally assigned grades as of December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all.  The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•
Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

•
Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset.  In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE
(DOLLARS IN THOUSANDS)

	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	73,299	53,757	11,377	23,454	23,028	10,932	195,847
Special Mention	8,657	5,667	126	2,403	-	589	17,442
Substandard	14,300	1,089	3,278	2,577	-	235	21,479
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	96,256	60,513	14,781	28,434	23,028	11,756	234,768

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing.  The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2010:

CONSUMER CREDIT EXPOSURE
CREDIT RISK PROFILE BY PAYMENT PERFORMANCE
(DOLLARS IN THOUSANDS)

	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	137,268	17,661	12,490	13,044	180,463
Non-performing	93	58	-	1	152

Total	137,361	17,719	12,490	13,045	180,615

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table presents an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of December 31, 2010:

AGING OF LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	305	81	1,502	1,888	94,368	96,256	-
Agriculture mortgages	-	-	-	-	60,513	60,513	-
Construction	-	-	224	224	14,557	14,781	-
Consumer real estate
1-4 family residential mortgages	1,201	113	93	1,407	135,954	137,361	93
Home equity loans	133	82	58	273	17,446	17,719	58
Home equity lines of credit	-	-	-	-	12,490	12,490	-
Commercial and industrial
Commercial and industrial	23	1	-	24	28,410	28,434	-
Tax-free loans	-	-	-	-	23,028	23,028	-
Agriculture loans	-	-	-	-	11,756	11,756	-
Consumer	27	5	1	33	13,012	13,045	1
Total	1,689	282	1,878	3,849	411,534	415,383	152

As of December 31, 2010, 2009, and 2008, all of the Corporation’s loans on non-accrual status were also considered impaired.  Interest income on loans would have increased by approximately $293,000, $111,000, and $1,000 during 2010, 2009, and 2008, respectively, if these loans had performed in accordance with their original terms.

The following table presents nonaccrual loans by classes of the loan portfolio as of December 31:

NONACCRUAL LOANS BY LOAN CLASS
(DOLLARS IN THOUSANDS)

	2010	2009
	$	$

Commercial real estate
Commercial mortgages	3,280	4,933
Agriculture mortgages	-	-
Construction	224	249
Consumer real estate
1-4 family residential mortgages	-	-
Home equity loans	-	-
Home equity lines of credit	-	-
Commercial and industrial
Commercial and industrial	377	897
Tax-free loans	-	-
Agriculture loans	-	-
Consumer	-	-
Total	3,881	6,079

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Information with respect to impaired loans as of and for the years ended December 31 is as follows:

IMPAIRED LOANS
(DOLLARS IN THOUSANDS)

	2010	2009	2008
	$	$	$
Impaired loans
Loan balances without a related allowance for loan losses	3,820	4,537	-
Loan balances with a related allowance for loan losses	1,736	3,078	2,889
Related allowance for loan losses	231	811	455

Average recorded balance of impaired loans	6,472	3,596	154
Interest income recognized on impaired loans	122	39	8

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010:

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate
Commercial mortgages	1,845	2,025	-	2,507	-
Agriculture mortgages	1,676	1,676	-	1,570	101
Construction	-	-	-	-	-
Total commercial real estate	3,521	3,701	-	4,077	101

Commercial and industrial
Commercial and industrial	299	299	-	521	21
Tax-free loans	-	-	-	-	-
Agriculture loans	-	-	-	-	-
Total commercial and industrial	299	299	-	521	21

Total with no related allowance	3,820	4,000	-	4,598	122

With an allowance recorded:
Commercial real estate
Commercial mortgages	1,434	1,590	117	1,553	-
Agriculture mortgages	-	-	-	-	-
Construction	224	831	106	233	-
Total commercial real estate	1,658	2,421	223	1,786	-

Commercial and industrial
Commercial and industrial	78	78	8	88	-
Tax-free loans	-	-	-	-	-
Agriculture loans	-	-	-	-	-
Total commercial and industrial	78	78	8	88	-

Total with a related allowance	1,736	2,499	231	1,874	-

Total by loan class:
Commercial real estate
Commercial mortgages	3,279	3,615	117	4,060	-
Agriculture mortgages	1,676	1,676	-	1,570	101
Construction	224	831	106	233	-
Total commercial real estate	5,179	6,122	223	5,863	101

Commercial and industrial
Commercial and industrial	377	377	8	609	21
Tax-free loans	-	-	-	-	-
Agriculture loans	-	-	-	-	-
Total commercial and industrial	377	377	8	609	21

Total	5,556	6,499	231	6,472	122

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$

Allowance for credit losses:
Beginning balance	1,238	680	3,901	83	10	5,912

Charge-offs	156	67	416	31	-	670
Recoveries	-	-	82	8	-	90
Provision	1,523	641	(751)	15	372	1,800

Ending balance	2,605	1,254	2,816	75	382	7,132

Ending balance: individually
evaluated for impairment	58	-	173	-	-	231
Ending balance: collectively
evaluated for impairment	2,547	1,254	2,643	75	382	6,901
Ending balance: loans acquired
with deteriorated credit quality	-	-	-	-	-	-

Loans receivable:
Ending balance	171,550	167,570	63,218	13,045		415,383
Ending balance: individually
evaluated for impairment	5,179	-	377	-		5,556
Ending balance: collectively
evaluated for impairment	166,371	167,570	62,841	13,045		409,827
Ending balance: loans acquired
with deteriorated credit quality	-	-	-	-		-

NOTE D - PREMISES AND EQUIPMENT
(DOLLARS IN THOUSANDS)

The major classes of the Corporation's premises and equipment and accumulated depreciation are as follows:

	December 31,
	2010	2009
	$	$
Land	3,017	3,017
Buildings and improvements	21,114	19,649
Furniture and equipment	9,696	9,045
Construction in process	91	1,501
Total	33,918	33,212
Less accumulated depreciation	13,431	12,354
Premises and equipment	20,487	20,858

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Depreciation expense, which is included in operating expenses, amounted to $1,077,000 for 2010, $1,038,000 for 2009, and $1,103,000 for 2008. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service.  As of December 31, 2010, the construction in process consists primarily of costs associated with renovations being made to existing facilities to be completed in 2011.

NOTE E – FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB), which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB System. It makes loans to members in accordance with policies and procedures established by the board of directors of the FHLB.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year, or 5% of its outstanding advances from the FHLB.  At December 31, 2010, the Bank held $4,492,000 in stock of the FHLB compared to $4,728,000 as of December 31, 2009.  In December 2008, the FHLB announced that it had suspended the payment of dividends and the regular repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition.

In the fourth quarter of 2010, the FHLB announced that it would be repurchasing a limited amount of excess capital stock from member institutions.  On October 29, 2010, the Corporation received $236,000 from the FHLB to lower the balance of excess capital stock the Corporation owns.  This brought the total FHLB capital stock holdings to $4,492,000 as of December 31, 2010.  Additionally, subsequent to year-end, but prior to the filing of this report, the FHLB again announced that it would be repurchasing excess capital stock from member institutions who held more stock than was required.  On February 23, 2011, the Corporation received $225,000 from the FHLB to further lower the balance of excess capital stock the Corporation owns.  While the FHLB has not committed to regular repurchases of excess stock, the Corporation does view these recent actions as a sign that more stock will be repurchased in the future.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to periodically repurchase excess capital stock and resume payment of a dividend.

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

The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s FHLB stock holding; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allows management to dispose of the stock.  Based on its analysis of these factors, the Corporation determined that its holding of FHLB stock was not impaired on December 31, 2010.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE F - DEPOSITS
(DOLLARS IN THOUSANDS)

Deposits by major classification are summarized as follows:

	December 31,
	2010	2009
	$	$

Non-interest bearing demand	131,534	121,665
NOW accounts	63,877	51,680
Money market deposit accounts	55,111	48,404
Savings accounts	92,964	86,533
Time deposits under $100,000	175,536	188,654
Time deposits of $100,000 or more	76,572	73,007
Total deposits	595,594	569,943

At December 31, 2010, the scheduled maturities of time deposits are as follows:

2011	142,811
2012	41,962
2013	16,523
2014	21,815
2015	28,997

Total	252,108

NOTE G - SHORT-TERM BORROWINGS
(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one business day from the transaction date, overnight borrowings from the Federal Reserve Discount Window, and FHLB advances with a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2010, and 2009:

	2010	2009	2008
	$	$	$

Total short-term borrowings outstanding at year end	-	-	11,800
Average interest rate at year end	-	-	0.56%
Maximum outstanding at any month end	4,065	12,147	12,743
Average amount outstanding for the year	523	3,379	3,926
Weighted-average interest rate for the year	0.26%	0.50%	1.86%

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

As of December 31, 2010, the Corporation had approved unsecured Federal funds lines of $35 million.  An additional $2 million of secured credit is available upon the pledging of collateral.  The Corporation also has the ability to borrow through the FRB Discount Window.  The amount of borrowing available through the Discount Window was $10.4 million as of December 31, 2010.  For further information on borrowings from the FHLB see Note H.

NOTE H – OTHER BORROWED FUNDS
(DOLLARS IN THOUSANDS)

Maturities of other borrowings at December 31, 2010, and 2009, are summarized as follows:

	At December 31, 2010		At December 31, 2009
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	%	$	%

FHLB fixed rate loans
2010	-	-	10,000	4.42
2011	4,500	4.61	9,500	3.83
2012	5,000	4.13	5,000	4.13
2013	10,500	2.54	8,000	2.76
2014	6,500	2.32	-	-
2015	3,000	2.21	-	-

FHLB convertible loans
2011	5,000	4.79	5,000	4.79
2012	7,500	4.62	7,500	4.62
2014	5,000	4.44	5,000	4.44
2015	2,500	4.17	2,500	4.17

Repurchase agreements
2010	-	-	5,000	3.15
2011	5,000	4.64	5,000	4.64
2012	5,000	4.82	5,000	4.82
2014	5,000	4.78	5,000	4.78
2015	10,000	4.37	10,000	4.37
Total other borrowings	74,500	3.97	82,500	4.18
As a member of the FHLB Pittsburgh, the Corporation has access to significant credit facilities.  Borrowings from FHLB are secured with a blanket security agreement and required investment of FHLB member bank stock.   As part of the security agreement, the Corporation maintains unencumbered qualifying assets (principally 1-4 family residential mortgage loans) in an amount at least as much as the advances from the FHLB.  Additionally, the Corporation’s FHLB stock of $4,492,000 at December 31, 2010, and $4,728,000 at December 31, 2009, is also pledged to secure these advances.

The Corporation had an FHLB maximum borrowing capacity of $221.1 million as of December 31, 2010, with remaining borrowing capacity of approximately $171.6 million.  The borrowing arrangement with FHLB is subject to annual renewal.  The maximum borrowing capacity is recalculated quarterly.

The terms of FHLB convertible borrowings allow the FHLB to convert the interest rate to an adjustable rate based on the three-month London Interbank Offering Rate (LIBOR). The rates on these instruments can change quarterly, once certain conditions or rate lockout periods are met.  At the conversion date, the Corporation has the option of paying the borrowing off, or continuing to borrow under the new terms of the convertible borrowing.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

As of December 31, 2010, the Corporation had five repurchase agreements, securities sold under an agreement to repurchase, for $25 million, compared to $30 million at December 31, 2009 and 2008.  All of these repurchase agreements are accounted for as collateralized financing.  The Corporation pledged securities with a fair market value of $31.6 million as of December 31, 2010, as collateral for these borrowings.  All repurchase instruments have call features with different variable-to-fixed and fixed-to-variable rate provisions.  A summary of repurchase agreements for the years ended December 31, 2010, 2009, and 2008 is as follows:

REPURCHASE AGREEMENTS
(DOLLARS IN THOUSANDS)

	2010	2009	2008
	$	$	$

Total repurchase agreements outstanding at year end	25,000	30,000	30,000
Average interest rate at year end	4.59%	4.35%	4.35%
Maximum outstanding at any month end	30,000	30,000	30,000
Average amount outstanding for the year	29,384	30,000	24,167
Weighted-average interest rate for the year	4.44%	4.31%	4.36%

The Corporation uses repurchase agreements as a secondary source of funding after customer deposits as a way to mitigate interest rate risk and extend liability length.  Management views repurchase agreements as a diversification of funding outside of the FHLB.  No new repurchase agreements have been entered into since 2008.

NOTE I – CAPITAL TRANSACTIONS

On July 1, 2008, ENB Financial Corp, a bank holding company, was formed.  At that time, all shares of Ephrata National Bank stock were converted to ENB Financial Corp shares on a one-for-one basis. The 130,443 treasury shares owned by the Bank as of June 30, 2008, were retired and the Corporation began existence with 2,869,557 outstanding shares of common stock.

On August 14, 2008, the Board authorized a stock buyback plan for the purchase of up to 140,000 shares. Through December 31, 2010, 55,000 shares were purchased at a weighted-average cost per share of $25.18.

Currently, three stock plans are in place, a nondiscriminatory employee stock purchase plan, which allows employees to purchase shares at a 10% discount from the stock’s fair market value at the end of each quarter, a dividend reinvestment plan, and a director’s stock purchase plan.   All plans issue shares from treasury shares acquired.  During 2010, 19,139 shares were reissued from treasury shares in connection with the plans.   As of December 31, 2010, the Corporation held 13,518 treasury shares, at a weighted-average cost of $24.70 per share, with a cost basis of $334,000.

NOTE J – RETIREMENT PLANS

The Corporation has a defined contribution pension plan (the plan) covering all employees aged 21 or older who work 1,000 or greater hours in a calendar year and have completed at least one full year of employment.  During years 2008 and 2009, the Corporation contributed 7.5% of the covered compensation of all plan participants, plus 5.7% of covered compensation in excess of the Social Security wage base, which was $106,800 for 2009, and $102,000 for 2008.  Beginning in January 2010, the Corporation reduced the employer contribution into the pension plan from 7.5% to 5.0% and began a 50% match on 401(K) contributions up to 5.0%, limiting the match to a total of 2.5%.

For purposes of the defined contribution pension plan, covered compensation was limited to $245,000 in 2010 and 2009, and $230,000 in 2008.  Total expenses of the plan were $387,000, $531,000, and $527,000, for 2010, 2009, and 2008, respectively.  The Corporation’s pension plan is fully funded as all obligations are funded monthly.

The Corporation also provides an optional 401(K) plan, in which employees may elect to defer pre-tax salary dollars, subject to the maximum annual Internal Revenue Service contribution amounts. The contribution maximum for 2010 was $16,500 for persons under age 50, and $22,000 for persons over age 50.  In years prior to 2010, no employer

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

contributions were made into the 401(K) plan.  Beginning in January 2010, related to the decrease in the pension contribution amount discussed above, the Corporation began to match employee contributions into the 401(K) plan at a rate of 50% on the first 5.0% of employee contributions.  In this manner, employees that contributed at least 5% of their pre-tax pay into the 401(K) plan would receive the equivalent of 7.5% of employee contributions, 5.0% in the pension plan and 2.5% in the 401(K) plan.   In 2010, the Corporation had a total expense of $152,000 in the form of matching 401(K) contributions to employees.

NOTE K - DEFERRED COMPENSATION

Prior to 1999, directors of the Corporation had the ability to defer their directors’ fees into a directors’ deferred compensation plan.  Directors electing to defer their compensation signed a contract that allowed the Corporation to take out a life insurance policy on the director designed to fund the future deferred compensation obligation, which is paid out over a ten-year period at retirement age.  A contract and life insurance policy was taken out for each period of pay deferred.  The amount of deferred compensation to be paid to each director was actuarially determined based on the amount of life insurance the annual directors’ fees were able to purchase. This amount varies for each director depending on age, general health, and the number of years until the director is entitled to begin receiving payments. The Corporation is the owner and beneficiary of all life insurance policies on the directors.

At the time the directors’ pay was deferred, the Corporation used the amount of the annual directors’ fees to pay the premiums on the life insurance policies.  The Corporation could continue to pay premiums after the deferment period, or could allow the policies to fund annual premiums through loans against the policy’s cash surrender value.  The Corporation has continued to pay the premiums on the life insurance policies and no loans exist on the policies.

The life insurance policies had an aggregate face amount of $3,911,000 for December 31, 2010, and 2009.  The death benefits totaled $6,678,000 and $6,370,000 as of December 31, 2010, and 2009, respectively.  The cash surrender value of the above policies totaled $4,044,000 and $3,848,000 as of December 31, 2010, and 2009, respectively.  The net present value of the vested portion of deferred payments totaled $1,327,000 at December 31, 2010, and $1,583,000 at December 31, 2009.  The interest rate used to discount these obligations was 5.50% for 2010, 2009, and 2008.  These net present value amounts are included in other liabilities on the Corporation’s Consolidated Balance Sheets.  Total charges to expense for deferred compensation amounted to $35,000 for 2010, $94,000 for 2009, and $145,000 for 2008, and are included in other operating expenses in the Consolidated Statements of Income.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE L - INCOME TAXES

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes.  A reconciliation of the differences by amount and percent is as follows:

FEDERAL INCOME TAX SUMMARY
(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2010		2009		2008
	$	%	$	%	$	%

Income tax at statutory rate	2,485	34.0	1,508	34.0	1,325	34.0
Tax-exempt interest income	(1,416)	(19.4)	(1,260)	(28.3)	(1,213)	(31.1)
Non-deductible interest expense	96	1.3	107	2.4	124	3.2
Bank-owned life insurance	(190)	(2.6)	(220)	(5.0)	(215)	(5.5)
Other	(10)	(0.1)	1	-	(138)	(3.6)

Income tax expense (benefit)	965	13.2	136	3.1	(117)	(3.0)

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies.  A valuation allowance of $262,000 was established during the year ending December 31, 2006, to offset in its entirety the tax benefits associated with certain impaired securities that management believes may not be realizable.  Due to sales in 2007 and 2008 of previously impaired securities at a book gain, this valuation allowance was reduced to $125,000 as of December 31, 2008.  The Corporation sold equity securities at a net loss of $60,000 during 2009, which increased the valuation allowance by $20,000 to $145,000 as of December 31, 2009.  No adjustment to the valuation allowance was deemed necessary as of December 31, 2010.

The Corporation had a deferred tax asset of $1,090,000 and $1,093,000 for credits related to Alternative Minimum Taxes (AMT) as of December 31, 2010, and 2009, respectively, and a deferred tax asset of $107,000 as of December 31, 2010, and 2009, respectively, for credits related to low income housing.  In addition, as of the end of 2010, the Corporation had a deferred tax asset of $154,000 related to a charitable contribution carryover compared to $151,000 at the end of 2009.  The AMT credits have an unlimited carry-forward period, while the low income housing credits can be carried forward 20 years, and the charitable contributions 5 years.  No valuation has been established for these deferred tax assets in view of the Corporation’s ability to carry forward taxes paid and credits earned in previous years, to future years, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Significant components of income tax expense are as follows:
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2010	2009	2008
	$	$	$
Current tax expense	1,609	1,099	816
Deferred tax benefit	(644)	(983)	(857)
Valuation allowance adjustment	-	20	(76)
Income tax expense (benefit)	965	136	(117)

Components of the Corporation's net deferred tax position are as follows:
(DOLLARS IN THOUSANDS)	December 31,
	2010	2009	2008
	$	$	$

Deferred tax assets
Allowance for loan losses	2,425	2,010	1,429
Net unrealized holding losses on securities available for sale	-	133	496
Deferred compensation reserve	436	538	640
Separation compensation obligation reserve	-	63	404
Capital loss carryforward	145	145	125
Other than temporary impairment	259	125	-
Tax credit carryforward	1,197	1,200	900
Charitable contribution carryforward	154	151	89
Allowance for off-balance sheet extensions of credit	90	73	72
Interest on non-accrual loans	161	86	19
Other	20	3	6
Total deferred tax assets	4,887	4,527	4,180
Valuation allowance	(145)	(145)	(125)
Net deferred taxes	4,742	4,382	4,055

Deferred tax liabilities
Premises and equipment	(1,573)	(1,595)	(1,559)
Net unrealized holding gains on securities available for sale	(228)	-	-
Discount on investment securities	(82)	(195)	(78)
Other	(5)	(22)	-
Total deferred tax liabilities	(1,888)	(1,812)	(1,637)
Net deferred tax assets	2,854	2,570	2,418

U.S. generally accepted accounting principles prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income.  With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2007.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE M – REGULATORY MATTERS AND RESTRICTIONS

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

As of December 31, 2010, and 2009, the Corporation and Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.  The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2010, and December 31, 2009, compared to regulatory levels.

CAPITAL LEVELS					To Be Well
(DOLLARS IN THOUSANDS)					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%

As of December 31, 2010
Total Capital to Risk-Weighted Assets
Consolidated	79,401	17.5	36,222	8.0	45,278	10.0
Bank	78,475	17.3	36,216	8.0	45,270	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	73,721	16.3	18,111	4.0	27,167	6.0
Bank	72,795	16.1	18,108	4.0	27,162	6.0

Tier I Capital to Average Assets
Consolidated	73,721	9.8	30,224	4.0	37,780	5.0
Bank	72,795	9.6	30,229	4.0	37,786	5.0

As of December 31, 2009
Total Capital to Risk-Weighted Assets
Consolidated	75,679	16.0	37,818	8.0	47,273	10.0
Bank	74,990	15.9	37,818	8.0	47,273	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	69,767	14.8	18,909	4.0	28,364	6.0
Bank	69,077	14.6	18,909	4.0	28,364	6.0

Tier I Capital to Average Assets
Consolidated	69,767	9.7	28,894	4.0	36,118	5.0
Bank	69,077	9.6	28,905	4.0	36,132	5.0

In addition to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year.  The approval of the OCC shall be required if the total of all dividends declared by the Corporation in any year shall exceed the total of its net profits for that year combined with retained net profits of the preceding two years.  Under this restriction, the Corporation could declare dividends in 2011, without the approval of the OCC, of approximately $4.2 million, plus an additional amount equal to the Corporation’s net profits for 2011, up to the date of any such dividend declaration.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE N – TRANSACTIONS WITH DIRECTORS AND OFFICERS

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

LOANS TO INSIDERS
(DOLLARS IN THOUSANDS)

Actual
$

Balance, December 31, 2009	13,807

Advances	4,786
Repayments	(6,555)

Balance, December 31, 2010	12,038

Deposits from the insiders represented in the table above totaled $4,711,000 as of December 31, 2010, and $6,904,000 as of December 31, 2009.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit.  On December 31, 2010, firm loan commitments totaled approximately $16 million; unused lines of credit totaled approximately $84 million; and open letters of credit totaled approximately $7 million. The sum of these commitments, $107 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the loan loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2009, totaled $116 million, representing firm loan commitments of $16 million, unused lines of credit of $91 million, and open letters of credit totaling $9 million.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose.  The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of risk-based capital, less the allowance for loan losses.  The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit.  As of December 31, 2010, the Corporation’s legal lending limit was $11,771,000, and the Corporation’s policy limit was $8,829,000.   This compared to a legal lending limit of $11,249,000, and policy limit of $8,436,000 as of December 31, 2009.  As of December 31, 2010, no lending relationships exceeded the Corporation’s internal policy limit.  As of December 31, 2009, one lending relationship to a local municipality totaled $8,611,000, or 11.4%, of risk-based capital, which exceeded the Corporation’s internal lending policy limit by $175,000, but not the legal lending limit.

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

Management evaluates concentrations of credit based on loan purpose on a quarterly basis.  The Corporation’s greatest concentration of loans by purpose is residential real estate, which comprises $167.6 million, or 40.3%, of the $415.4 million gross loans outstanding.  Residential real estate consists of first mortgages and home equity loans.  A concentration in commercial real estate of 41.3%, or $171.6 million, also exists; however, within that category there is not a concentration by specific industry type.  Agricultural mortgages consist of 14.6% of gross loans as of December 31, 2010, compared to 12.4% as of December 31, 2009; however these agricultural mortgages are spread over several types of agricultural purpose loans.  More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS).  As of December 31, 2010, the largest specific industry type categories were dairy cattle and milk production loans of $34.4 million, or 8.3% of gross loans, non-residential real estate investment loans with a balance of $34.1 million, or 8.2% of gross loans, and residential investment real estate of $29.9 million, or 7.2% of gross loans.  Out of the $63.2 million of loans designated as commercial & industrial for the Uniform Bank Performance Reports, the largest concentration within that area is $23.0 million of loans to political subdivisions, which accounts for 5.5% of gross loans outstanding.  For the Corporation, these loans consisted of tax-free loans to local municipalities.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings.  As of December 31, 2010, based on fair market value, the Corporation held $19.2 million of obligations of states and political subdivisions issued by municipalities located within the state of Pennsylvania, which is 24.2% of the municipal portfolio, and 7.5% of the total debt securities. Internal policy requires municipal bonds purchased to be rated at least A3 by Moodys and/or A- by Standard & Poor’s (S&P) at the time of purchase.  Presently, $8.4 million, or 10.6%, of the municipal bonds are below the A3/A- credit ratings the Corporation requires at the time of purchase.

The Corporation held $11.7 million of corporate bonds based on amortized cost as of December 31, 2010.  This represented 4.5% of the securities portfolio.  Management has a target of maintaining corporate bonds at approximately 5% of the securities portfolio.  Within the corporate bond segment of the portfolio management has preferred to invest in the banking and finance industry where management is more comfortable analyzing and evaluating the credit risk of these firms.  As a result, based on amortized cost, $9.2 million, or 78.6%, of the corporate bonds held are invested in national or global bank holding companies.  Management presently has no corporate bonds issued by any of the major brokerage firms.  The remaining $2.5 million of corporate bonds consist of $2 million in conglomerates and $0.5 million in computer manufacturing.  By internal policy, at time of purchase, all corporate bonds must carry a credit rating of at least A3 by Moodys or A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moodys and BBB- for S&P, or above.  As of December 31, 2010, all of the Corporation’s corporate bonds carried at least a credit rating of A3 by Moodys and A- by S&P.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

As of December 31, 2010, the Corporation held $12.9 million of book value in private collateralized mortgage obligations (PCMO).  The PCMOs are not backed by the U.S. government.  A total of six PCMO instruments were held as of December 31, 2010.  Two of these securities, with a book value of $4.3 million, carried an AAA credit rating by at least one of the major credit rating services.  The four remaining PCMOs, with a book value of $8.6 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moodys.

NOTE Q - FAIR VALUE MEASUREMENTS

The following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels defined by U.S. generally accepted accounting principles are as follows:

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

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of December 31, 2010, by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS REPORTED AT FAIR VALUE
(DOLLARS IN THOUSANDS)

	December 31, 2010
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. treasuries & government agencies	-	47,886	-	47,886
U.S. agency mortgage-backed securities	-	38,838	-	38,838
U. S. agency collateralized mortgage obligations	-	65,393	-	65,393
Private collateralized mortgage obligations	-	11,812	-	11,812
Corporate debt securities	-	11,909	-	11,909
Obligations of states and political subdivisions	-	79,401	-	79,401
Equity securities	3,899	-	-	3,899

Total securities	3,899	255,239	-	259,138

On December 31, 2010, the Corporation held no securities valued using level III inputs.  All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis.  The Corporation’s CRA fund investments are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2010, the CRA fund investments had a $4,000,000 book value with a fair market value of $3,899,000.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

ASSETS REPORTED AT FAIR VALUE
(DOLLARS IN THOUSANDS)

	December 31, 2009
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. treasuries & government agencies	-	47,571	-	47,571
U.S. agency mortgage-backed securities	-	42,390	-	42,390
U. S. agency collateralized mortgage obligations	-	53,982	-	53,982
Private collateralized mortgage obligations	-	12,748	-	12,748
Corporate debt securities	-	13,369	-	13,369
Obligations of states and political subdivisions	-	63,369	-	63,369
Equity securities	2,906	-	-	2,906

Total securities	2,906	233,429	-	236,335

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

The following table represents securities with fair value measurements using significant unobservable (Level III) inputs:

FAIR VALUE MEASUREMENTS OF SECURITIES UTILIZING LEVEL III PRICING:
(DOLLARS IN THOUSANDS)

	2010	2009
	$	$

Balance, beginning of period	-	3,109

Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, issuances, and settlements	-	-
Transfers in/(out) of Level III	-	(3,109)

Balance, end of period	-	-

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of December 31, 2010, and December 31, 2009, by level within the fair value hierarchy.

ASSETS MEASURED ON A NONRECURRING BASIS
(DOLLARS IN THOUSANDS)

	December 31, 2010
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	-	5,325	-	5,325
OREO	-	-	400	400
Total	-	5,325	400	5,725

	December 31, 2009
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	-	6,804	-	6,804
OREO	520	-	-	520
Total	520	6,804	-	7,324

The Corporation had a total of $5,556,000 of impaired loans as of December 31, 2010, with $231,000 of specifically allocated allowance against these loans.  Management believes the fair value of the loans to be the current loan amount less the specific allowance, or $5,325,000.  As of December 31, 2009, the Corporation had a total of $7,615,000 of impaired loans with $811,000 of specifically allocated allowance against these loans.  Management believes the fair value of the loans to be the current loan amount less the specific allowance, or $6,804,000.

Other real estate owned (OREO) is measured at fair value less cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Management has estimated the current value of the OREO property at $400,000 utilizing level III pricing.  Previous in 2009 there was a signed agreement of sale on this property that directly supported the sales price and was therefore shown as level I pricing.  That agreement of sale expired at the end of 2010.  As a result, the OREO valuation was written down by $120,000 as of December 31, 2010, to reflect management’s best estimate of the current fair value of the property less anticipated selling costs.   Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

NOTE R - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents
For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale
Management utilizes quoted market pricing for the fair value of the Corporation's securities that are available for sale, if available.  If a quoted market rate is not available, fair value is estimated using quoted market prices for similar securities.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 2010, and 2009, are as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

	December 31,		December 31,
	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	$	$	$	$
Financial Assets:
Cash and cash equivalents	29,226	29,226	16,747	16,747
Securities available for sale	259,138	259,138	236,335	236,335
Loans held for sale	771	771	179	179
Loans, net of allowance	408,102	409,238	421,940	419,961
Accrued interest receivable	3,044	3,044	3,129	3,129
Bank-owned life insurance	15,891	15,891	15,248	15,248
Regulatory stock	4,680	4,680	4,916	4,916
Mortgage servicing assets	32	32	46	46

Financial Liabilities:
Demand deposits	131,534	131,534	121,665	121,665
NOW accounts	63,877	63,877	51,680	51,680
Savings accounts	92,964	92,964	86,533	86,533
Money market deposit accounts	55,111	55,111	48,404	48,404
Time deposits	252,108	256,233	261,661	265,284
Total deposits	595,594	599,719	569,943	573,566

Long-term debt	74,500	79,083	82,500	87,490

Accrued interest payable	1,268	1,268	1,493	1,493

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE S – CONDENSED PARENT ONLY DATA

Condensed Balance Sheets (Parent Company Only)
(DOLLARS IN THOUSANDS)	December 31,
	2010	2009
	$	$
Assets
Cash	847	690
Equity in bank subsidiary	73,307	68,886
Other assets	79	-

Total assets	74,233	69,576

Stockholders' Equity
Capital stock	574	574
Capital surplus	4,325	4,415
Retained earnings	69,226	65,613
Unrealized gain (loss) on AFS securities	442	(258)
Treasury stock	(334)	(768)

Total stockholder's equity	74,233	69,576

Condensed Statements of Income			Six Months Ended
(DOLLARS IN THOUSANDS)	Year Ended December 31,		December 31, (1)
	2010	2009	2008
	$	$	$
Income
Dividend income	2,732	3,817	2,773
Undistributed earnings of bank subsidiary	3,721	483	(1,581)
Total income	6,453	4,300	1,192

Expense
Shareholder expenses	102	-	-
Other expenses	6	-	-
Total expense	108	-	-

Net Income	6,345	4,300	1,192

Condensed Statements of Cash Flows			Six Months Ended
(DOLLARS IN THOUSANDS)	Year Ended December 31,		December 31, (1)
	2010	2009	2008
	$	$	$
Cash Flows from Operating Activities:
Net income	6,345	4,300	1,192
Equity in undistributed earnings of subsidiaries	(3,721)	(483)	1,581
Net change in other assets	(79)	-	-
Net cash provided by operating activities	2,545	3,817	2,773

Cash Flows from Financing Activities:
Proceeds from issuance of treasury stock	389	349	180
Payment to repurchase common stock	(45)	(507)	(833)
Dividends paid	(2,732)	(3,316)	(1,773)
Net cash used by financing activities	(2,388)	(3,474)	(2,426)

Cash and Cash Equivalents:
Net change in cash and cash equivalents	157	343	347
Cash and cash equivalents at beginning of period	690	347	-
Cash and cash equivalents at end of period	847	690	347

(1) ENB Financial Corp was formed on July 1, 2008.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE T - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The unaudited quarterly results of operations for the years ended 2010 and 2009 are as follows:

	2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	8,154	8,340	8,311	7,949
Interest expense	2,811	2,715	2,620	2,401
Net interest income	5,343	5,625	5,691	5,548
Less provision for loan losses	450	450	450	450
Net interest income after provision for loan losses	4,893	5,175	5,241	5,098
Other income	1,681	1,799	1,649	1,831
Operating expenses:
Salaries and employee benefits	2,692	2,728	2,727	2,687
Occupancy and equipment expenses	615	616	622	623
Federal deposit insurance	168	172	172	177
Other operating expenses	1,378	1,575	1,520	1,585
Total operating expenses	4,853	5,091	5,041	5,072
Income before income taxes	1,721	1,883	1,849	1,857

Provision for Federal income taxes	253	233	240	239
Net income	1,468	1,650	1,609	1,618
FINANCIAL RATIOS
Per share data:
Net income	0.52	0.58	0.56	0.57
Cash dividends paid	0.24	0.24	0.24	0.24

	2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	8,406	8,411	8,505	8,481
Interest expense	3,274	3,356	3,214	2,974
Net interest income	5,132	5,055	5,291	5,507
Less provision for loan losses	150	226	1,344	1,200
Net interest income after provision for loan losses	4,982	4,829	3,947	4,307
Other income	1,572	1,750	1,280	1,838

Operating expenses:
Salaries and employee benefits	2,864	2,708	2,684	2,611
Occupancy and equipment expenses	557	564	563	576
Federal deposit insurance	417	299	165	141
Other operating expenses	1,597	1,560	1,362	1,401
Total operating expenses	5,435	5,131	4,774	4,729

Income before income taxes (benefit)	1,119	1,448	453	1,416

Provision (benefit) for Federal income taxes	38	188	(189)	99

Net income	1,081	1,260	642	1,317

FINANCIAL RATIOS
Per share data:
Net income	0.38	0.45	0.23	0.46
Cash dividends paid	0.31	0.31	0.31	0.24

ENB FINANCIAL CORP

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2010, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2010, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework.”

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to a

ENB FINANCIAL CORP

provision of the Dodd-Frank Act which eliminates such requirement for smaller reporting companies, as defined in SEC regulations.

/s/ Aaron L. Groff, Jr.	/s/ Scott E. Lied
Aaron L. Groff, Jr.	Scott E. Lied
President, Chief Executive Officer	Treasurer
& Chairman of the Board	(Principal Financial Officer)

Ephrata, PA
March 23, 2011

Item 9B. Other Information

None

ENB FINANCIAL CORP

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Director Qualifications,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 3, 2011, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank.  The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors during the fourth quarter of 2010.

Item 11.  Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the captions, “Summary Compensation Table,” “Compensation Discussion and Analysis,” Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 3, 2011, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 3, 2011, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2011, which is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the caption, “Audit Committee Report” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 3, 2011, which is incorporated herein by reference.

ENB FINANCIAL CORP

Part IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements.

The following financial statements are included by reference in Part II, Item 8 hereof.

Report of Independent Registered Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.
The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required, or is shown in the respective consolidated financial statements or the notes thereto.

3.	The Exhibits filed herewith or incorporated by reference as a part of this Annual Report, are set forth in (b), below.

(b)	EXHIBITS

3 (i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.)

3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

10.2	2001 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.)

10.3	2010 Non-Employee Directors’ Stock Plan (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)

11	Statement re: Computation of Earnings per Share as found on pages 32 and 75 of this 2010 Form 10-K filing, which is included herein.

12	Statement re: Computation of Ratios as found on page 32 of this 2010 Form 10-K filing, which is included herein.

14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

(c)	NOT APPLICABLE.

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

/s/ Aaron L. Groff, Jr	Chairman of the Board, President,	March 23, 2011
(Aaron L. Groff, Jr.)	Chief Executive Officer and Director

/s/ Scott E. Lied	Treasurer	March 23, 2011
(Scott E. Lied)	(Principal Financial Officer)

/s/ Paul W. Wenger	Secretary	March 23, 2011
(Paul W. Wenger)

/s/ Donald Z. Musser	Director	March 23, 2011
(Donald Z. Musser)

/s/ Willis R. Lefever	Director	March 23, 2011
(Willis R. Lefever)

/s/ Susan Young Nicholas	Director	March 23, 2011
(Susan Young Nicholas)

/s/ Bonnie R. Sharp	Director	March 23, 2011
(Bonnie R. Sharp)

/s/ J. Harold Summers	Director	March 23, 2011
(J. Harold Summers)

/s/ Mark C. Wagner	Director	March 23, 2011
(Mark C. Wagner)

/s/ Paul M. Zimmerman, Jr.	Director	March 23, 2011
(Paul M. Zimmerman, Jr.)

/s/ Thomas H. Zinn	Director	March 23, 2011
(Thomas H. Zinn)

ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K 12g3 filed with the SEC on July 1, 2008)
3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2001 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.)
10.3	2010 Non-employee Directors’ Stock Plan. (Incorporated by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on pages 32 and 75 of Form 10-K, which is included herein.
12	Statement re: Computation of Ratios as found on page 32 of Form 10-K, which is included herein.
14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009)
21	Subsidiaries of the Registrant	Page 118
23	Consent of Independent Registered Public Accounting Firm	Page 119
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 120
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 121
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 122
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 123