Form 10-Q
period 2011-03-31
ENB Financial Corp
filed 2011-05-13
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2011
OR

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 11, 2011, the registrant had 2,858,213 shares of $0.20 (par) Common Stock outstanding.

Index

ENB FINANCIAL CORP
INDEX TO FORM 10-Q
March 31, 2011

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENB Financial Corp
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,	March 31,
	2011	2010	2010
(Dollars in thousands, except share data)	$	$	$
ASSETS
Cash and due from banks	9,801	9,388	10,372
Intererest-bearing deposits in other banks	23,948	16,838	4,016
Federal funds sold	-	3,000	7,025

Total cash and cash equivalents	33,749	29,226	21,413

Securities available for sale (at fair value)	254,807	259,138	243,006

Loans held for sale	376	771	535

Loans (net of unearned income)	423,297	415,234	436,525

Less: Allowance for loan losses	7,583	7,132	6,214

Net loans	415,714	408,102	430,311

Premises and equipment, net	20,420	20,487	21,064

Regulatory stock	4,455	4,680	4,916

Bank owned life insurance	16,045	15,891	15,404

Other assets	10,000	9,474	10,865

Total assets	755,566	747,769	747,514

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	140,342	131,534	123,653
Interest-bearing	454,509	464,060	467,481

Total deposits	594,851	595,594	591,134

Long-term debt	82,000	74,500	80,000
Other liabilities	3,251	3,442	4,542

Total liabilities	680,102	673,536	675,676

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,858,213
(Issued 2,869,557 and Outstanding 2,856,039 as of 12-31-10)
(Issued 2,869,557 and Outstanding 2,842,758 as of 3-31-10)	574	574	574
Capital surplus	4,315	4,325	4,396
Retained earnings	70,238	69,226	66,399
Accumulated other comprehensive income, net of tax	614	442	1,142
Less: Treasury stock shares at cost 11,344 (13,518 shares
as of 12-31-10 and 26,799 shares as of 3-31-10)	(277)	(334)	(673)

Total stockholders' equity	75,464	74,233	71,838

Total liabilities and stockholders' equity	755,566	747,769	747,514

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Income (Unaudited)
Periods Ended March 31, 2011 and 2010

	Three Months
	2011	2010
(Dollars in thousands, except share data)	$	$
Interest and dividend income:

Interest and fees on loans	5,441	5,588
Interest on securities available for sale
Taxable	1,500	1,932
Tax-exempt	862	601
Interest on federal funds sold	5	2
Dividend income	35	31

Total interest and dividend income	7,843	8,154

Interest expense:
Interest on deposits	1,434	1,927
Interest on short-term borrowings	-	1
Interest on long-term debt	762	883

Total interest expense	2,196	2,811

Net interest income	5,647	5,343

Provision for loan losses	450	450

Net interest income after provision for loan losses	5,197	4,893

Other income:
Trust and investment services income	278	287
Service fees	430	544
Commissions	425	353
Gains on securities transactions, net	484	208
Impairment losses on securities:
Impairment losses on investment securities	(923)	(876)
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	776	827
Net impairment losses on investment securities	(147)	(49)
Gains on sale of mortgages	54	15
Earnings on bank owned life insurance	146	147
Other	110	176

Total other income	1,780	1,681

Operating expenses:
Salaries and employee benefits	2,852	2,692
Occupancy	411	407
Equipment	196	208
Advertising & marketing	71	112
Computer software & data processing	386	363
Bank shares tax	208	191
Professional services	301	370
FDIC Insurance	222	168
Other	359	342

Total operating expenses	5,006	4,853

Income before income taxes	1,971	1,721

Provision for federal income taxes	274	253

Net income	1,697	1,468

Earnings per share of common stock	0.59	0.52

Cash dividends paid per share	0.24	0.24

Weighted average shares outstanding	2,855,760	2,839,425

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Comprehensive Income  (Unaudited)
Three Months Ended March 31, 2011 and 2010

	Three Months
	2011	2010
(Dollars in thousands)	$	$

Net income	1,697	1,468

Other comprehensive income arising during the period	598	2,280

Reclassification adjustment for gains realized in income	(484)	(208)

Reclassification adjustment for other-than-temporary impairment
losses realized in income	147	49

Other comprehensive income before tax	261	2,121

Income taxes related to comprehensive income	89	721

Other comprehensive income	172	1,400

Comprehensive income	1,869	2,868

Index

ENB Financial Corp
CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)	Three Months Ended March 31,
	2011	2010
	$	$
Cash flows from operating activities:
Net income	1,697	1,468
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities and loan fees	491	309
Increase in interest receivable	(342)	(145)
Decrease in interest payable	(123)	(41)
Provision for loan losses	450	450
Gains on securities transactions	(484)	(208)
Impairment losses on securities	147	49
Gains on sale of mortgages	(54)	(15)
Loans originated for sale	(3,872)	(1,487)
Proceeds from sales of loans	4,321	1,146
Earnings on bank-owned life insurance	(146)	(147)
Depreciation of premises and equipment and amortization of software	343	338
Deferred income tax	(57)	(143)
Decrease in federal deposit insurance	204	151
Other assets and other liabilities, net	(553)	(639)
Net cash provided by operating activities	2,022	1,086

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	16,117	15,981
Proceeds from sales	22,240	10,180
Purchases	(33,923)	(30,880)
Redemptions of regulatory bank stock	225	-
Purchase of bank-owned life insurance	(8)	(9)
Net increase in loans	(8,058)	(9,231)
Purchases of premises and equipment	(201)	(478)
Purchase of computer software	(10)	(68)
Net cash used in investing activities	(3,618)	(14,505)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	11,008	11,721
Net increase (decrease) in time deposits	(11,751)	9,470
Proceeds from long-term debt	7,500	5,000
Repayments of long-term debt	-	(7,500)
Dividends paid	(685)	(681)
Treasury stock sold	104	75
Treasury stock purchased	(57)	-
Net cash provided by financing activities	6,119	18,085
Increase in cash and cash equivalents	4,523	4,666
Cash and cash equivalents at beginning of period	29,226	16,747
Cash and cash equivalents at end of period	33,749	21,413

Supplemental disclosures of cash flow information:
Interest paid	2,319	2,852
Income taxes paid	300	350

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned held for sale from loans	-	429
Fair value adjustments for securities available for sale	261	2,121

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and to general practices within the banking industry.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all significant adjustments considered necessary for fair presentation have been included.  Certain items previously reported have been reclassified to conform to the current period’s reporting format.  Such reclassifications did not affect net income or stockholders’ equity.

ENB Financial Corp (“the Corporation”) is the bank holding company for Ephrata National Bank (the “Bank”), which is a wholly-owned subsidiary of ENB Financial Corp.  This Form 10-Q, for the first quarter of 2011, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.	Securities Available for Sale

The amortized cost and fair value of securities held at March 31, 2011, and December 31, 2010, are as follows:
		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2011
U.S. treasuries & government agencies	46,555	991	(46)	47,500
U.S. agency mortgage-backed securities	39,498	684	(231)	39,951
U.S. agency collateralized mortgage obligations	58,728	582	(343)	58,967
Private collateralized mortgage obligations	12,368	141	(776)	11,733
Corporate bonds	13,738	241	(73)	13,906
Obligations of states and political subdivisions	78,990	846	(967)	78,869
Total debt securities	249,877	3,485	(2,436)	250,926
Marketable equity securities	4,000	-	(119)	3,881
Total securities available for sale	253,877	3,485	(2,555)	254,807

December 31, 2010
U.S. treasuries & government agencies	46,701	1,310	(125)	47,886
U.S. agency mortgage-backed securities	38,201	844	(207)	38,838
U.S. agency collateralized mortgage obligations	64,713	886	(206)	65,393
Private collateralized mortgage obligations	12,900	132	(1,220)	11,812
Corporate bonds	11,749	234	(74)	11,909
Obligations of states and political subdivisions	80,204	602	(1,405)	79,401
Total debt securities	254,468	4,008	(3,237)	255,239
Marketable equity securities	4,000	-	(101)	3,899
Total securities available for sale	258,468	4,008	(3,338)	259,138

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at March 31, 2011, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	33,312	33,578
Due after one year through five years	82,950	84,030
Due after five years through ten years	62,506	62,729
Due after ten years	71,109	70,589
Total debt securities	249,877	250,926

Securities available for sale with a par value of $65,785,000 and $66,801,000 at March 31, 2011, and December 31, 2010, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law.  The fair value of these pledged securities was $69,811,000 at March 31, 2011, and $70,718,000 at December 31, 2010.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below.  Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2011	2010
	$	$

Proceeds from sales	22,240	10,180
Gross realized gains	577	211
Gross realized losses	93	3

SUMMARY OF GAINS AND LOSSES ON SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2011	2010
	$	$

Gross realized gains	577	211

Gross realized losses	93	3
Impairment on securities	147	49

Total gross realized losses	240	52

Net gains on securities	337	159

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis.  As of March 31, 2011, four private collateralized mortgage obligations (PCMO) were considered to be other-than-temporarily impaired, and the cash flow analysis on all four of these securities indicated a need to take impairment charges.  These four securities were written down by a cumulative total of $147,000 as of March 31, 2011. As of December 31, 2010, four PCMOs were considered to be other-than-temporarily impaired.  Of these four securities only two had impairment taken during 2010 in the amount of $393,000.  Cumulative impairment on the four PCMO securities deemed impaired as of December 31, 2010, was $732,000.  Information pertaining to securities with gross unrealized losses at March 31, 2011, and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of March 31, 2011
U.S. treasuries & government agencies	5,954	(46)	-	-	5,954	(46)
U.S. agency mortgage-backed securities	15,672	(231)	-	-	15,672	(231)
U.S. agency collateralized mortgage obligations	18,565	(343)	-	-	18,565	(343)
Private collateralized mortgage obligations	-	-	7,471	(776)	7,471	(776)
Corporate bonds	5,483	(73)	-	-	5,483	(73)
Obligations of states & political subdivisions	32,060	(864)	3,553	(103)	35,613	(967)

Total debt securities	77,734	(1,557)	11,024	(879)	88,758	(2,436)

Marketable equity securities	-	-	1,881	(119)	1,881	(119)

Total temporarily impaired securities	77,734	(1,557)	12,905	(998)	90,639	(2,555)

As of December 31, 2010
U.S. treasuries & government agencies	5,904	(125)	-	-	5,904	(125)
U.S. agency mortgage-backed securities	16,331	(207)	-	-	16,331	(207)
U.S. agency collateralized mortgage obligations	21,256	(206)	-	-	21,256	(206)
Private collateralized mortgage obligations	-	-	7,377	(1,220)	7,377	(1,220)
Corporate bonds	4,588	(74)	-	-	4,588	(74)
Obligations of states & polititcal subdivisions	42,453	(1,294)	3,568	(111)	46,021	(1,405)

Total debt securities	90,532	(1,906)	10,945	(1,331)	101,477	(3,237)

Marketable equity securities	-	-	1,899	(101)	1,899	(101)

Total temporarily impaired securities	90,532	(1,906)	12,844	(1,432)	103,376	(3,338)

In the debt security portfolio, there are 100 positions that are considered temporarily impaired at March 31, 2011.  Of those 100 positions, four PCMOs were the only instruments considered other-than-temporarily impaired at March 31, 2011.

The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation.  The Corporation adopted a provision of U.S. generally accepted accounting principles which provides for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss), which is recognized in earnings, and (b) the amount of total OTTI related to all other factors, which is recognized, net of taxes, as a component of accumulated other comprehensive

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

income. The adoption of this provision was only applicable to four of the Corporation’s PCMOs since these instruments were the only instruments management deemed to be other-than-temporarily impaired.

The Corporation recorded $147,000 of impairment in the first quarter of 2011 on four PCMOs. Impairment was first recorded in 2009 for a total of $339,000 on two PCMO securities which are currently impaired.  Additional impairment was recorded in 2010 for a total of $393,000 on the same two PCMO securities.  During 2010, one PCMO security was sold that had $30,000 of cumulative impairment. During the first quarter of 2011, there was an additional $147,000 of impairment recorded on four PCMO securities, consisting of two PCMO securities currently identified as other than temporarily impaired, as well as the same two securities previously impaired.  With the 2011 impairment, a cumulative total of $879,000 of impairment has been recorded on a total of four PCMO securities currently held.

The impairment on the PCMOs is a result of a deterioration of expected cash flows on these securities due to higher foreclosure and severity rates indicating expected principal losses in excess of the remaining credit protection on these instruments.  Management tested the bonds and determined that it is likely that five of the six PCMOs will continue to pay an average of 8 constant prepayment rate (CPR) or higher.  An 8 CPR speed means that eight percent of the principal would be expected to prepay in one year’s time.  One PCMO is projected to pay an average of 15 CPR.  The average CPR speed for the five PCMOs from March 31, 2010, to March 31, 2011, was 9.6 CPR while the sixth PCMO was paying at 15.1 CPR.  Based on the historical, current, and expected prepayment speeds, management determined that it was appropriate to take additional impairment on four PCMOs in the first quarter of 2011 based on expected principal losses at the expected future speeds of 8 CPR and 15 CPR.

The following table summarizes the cumulative roll-forward of credit losses on the Corporation’s other-than-temporarily impaired PCMOs recorded in earnings, for which a portion was also recognized as a component of other comprehensive income for the three months ended March 31, 2011, and March 31, 2010:

CREDIT LOSSES ON OTHER-THAN-TEMPORARILY IMPAIRED SECURITIES
(DOLLARS IN THOUSANDS)

	2011	2010
	$	$

Balance as of January 1st	732	369

Additional credit losses on debt securities for which other-
than-temporary impairment was previously recognized	147	49

Balance as of March 31st	879	418

The following table reflects the book value, market value, and unrealized loss as of March 31, 2011, on the four PCMO securities held which had impairment taken in 2011.  The values shown are after the Corporation recorded year-to-date impairment charges of $147,000 through March 31, 2011.  The $147,000 is deemed to be a credit loss and is the amount that management expects the principal loss will be by the time these four securities mature.  The remaining $776,000 of unrealized losses is deemed to be a market value loss that is considered temporary.  Prior to the impairment charge, these four securities had unrealized losses of $923,000.

SECURITY IMPAIRMENT CHARGES
(DOLLARS IN THOUSANDS)

				Year-to-Date
	As of March 31, 2011			2011
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	8,247	7,471	(776)	(147)

Recent market conditions throughout the financial sector have made the evaluation regarding the possible impairment of PCMOs difficult to fully determine given the volatility of their pricing, based not only on interest rate changes, but collateral uncertainty as well.  The Corporation’s MBS and CMO holdings are backed by the U.S. government, and therefore, experience significantly less volatility and uncertainty than the PCMO securities.  The

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Corporation’s PCMO holdings make up a minority of the total MBS, CMO, and PCMO securities held.  As of March 31, 2011, on an amortized cost basis, PCMOs accounted for 11.2% of the Corporation’s total MBS, CMO, and PCMO holdings, compared to 11.1% as of December 31, 2010.  As of March 31, 2011, six PCMOs were held with two of the six rated AAA by either Moody’s or S&P.  The remaining four securities were rated below investment grade.  Impairment charges, as detailed above, were taken on four of these securities during 2011.  Management conducts impairment analysis on a quarterly basis and currently has no plans to sell these securities as cash flow analysis performed under severe stress testing does not indicate a need to take further impairment on the bonds that are considered impaired and does not show principal losses on the three bonds that are not deemed as impaired.   The unrealized loss position of all of the Corporation’s PCMOs has significantly improved since December 31, 2010.  The PCMO net unrealized losses stood at $1.1 million as of December 31, 2010, and improved to a $635,000 net unrealized loss as of March 31, 2011.  Two of the six PCMOs are carrying unrealized gains.  Management has concluded that, as of March 31, 2011, the unrealized losses outlined in the above table represent temporary declines.  The Corporation does not intend to sell, and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements
3.	Loans and Allowance for Loan Losses

The following tables present the Corporation’s loan portfolio by category of loans as of March 31, 2011, and December 31, 2010, and the summary of the allowance for loan losses for the first quarters of 2011 and 2010.

LOAN PORTFOLIO
(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2011	2010
	$	$
Commercial real estate
Commercial mortgages	101,969	96,256
Agriculture mortgages	65,820	60,513
Construction	12,217	14,781
Total commercial real estate	180,006	171,550

Consumer real estate (a)
1-4 family residential mortgages	137,546	137,361
Home equity loans	17,610	17,719
Home equity lines of credit	12,655	12,490
Total consumer real estate	167,811	167,570

Commercial and industrial
Commercial and industrial	29,629	28,434
Tax-free loans	22,207	23,028
Agriculture loans	11,185	11,756
Total commercial and industrial	63,021	63,218

Consumer	12,589	13,045

Gross loans prior to deferred fees	423,427	415,383
Less:
Deferred loan fees, net	130	149
Allowance for loan losses	7,583	7,132
Total net loans	415,714	408,102

(a)	Real estate loans serviced for Fannie Mae, which are not included in the Consolidated Balance Sheets, totaled $9,582,000 and $10,101,000 as of March 31, 2011, and December 31, 2010, respectively.

ALLOWANCE FOR LOAN LOSSES SUMMARY
(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2011	2010
	$	$
Balance at January 1	7,132	5,912
Amounts charged off	(149)	(195)
Recoveries of amounts previously charged off	150	47
Balance before current year provision	7,133	5,764
Provision charged to operating expense	450	450
Balance at March 31	7,583	6,214

The Corporation grades commercial credits differently than consumer credits.  The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of March 31, 2011, and December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

loan agreements as scheduled or at all.  The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE
(DOLLARS IN THOUSANDS)

March 31, 2011	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	77,670	59,126	8,220	21,765	22,207	10,125	199,113
Special Mention	7,150	5,604	881	1,832	-	609	16,076
Substandard	17,149	1,090	3,116	6,032	-	383	27,770
Doubtful	-	-	-	-	-	68	68
Loss	-	-	-	-	-	-	-

Total	101,969	65,820	12,217	29,629	22,207	11,185	243,027

December 31, 2010	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	72,541	53,757	11,377	20,286	23,028	10,932	191,921
Special Mention	8,657	5,667	126	2,403	-	589	17,442
Substandard	15,058	1,089	3,278	5,745	-	235	25,405
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	96,256	60,513	14,781	28,434	23,028	11,756	234,768

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing.  The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of March 31, 2011, and December 31, 2010:

CONSUMER CREDIT EXPOSURE
CREDIT RISK PROFILE BY PAYMENT PERFORMANCE
(DOLLARS IN THOUSANDS)

March 31, 2011	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	137,486	17,600	12,655	12,588	180,329
Non-performing	60	10	-	1	71

Total	137,546	17,610	12,655	12,589	180,400

December 31, 2010	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	137,268	17,661	12,490	13,044	180,463
Non-performing	93	58	-	1	152

Total	137,361	17,719	12,490	13,045	180,615

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of March 31, 2011, and December 31, 2010:

AGING OF LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

	30-59 Days	60-89 Days	Greater than 90	Total Past		Total Loans	Loans Receivable > 90 Days and
March 31, 2011	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	319	-	-	319	101,650	101,969	-
Agriculture mortgages	97	-	-	97	65,723	65,820	-
Construction	-	-	-	-	12,217	12,217	-
Consumer real estate
1-4 family residential mortgages	839	317	60	1,216	136,330	137,546	60
Home equity loans	163	-	10	173	17,437	17,610	10
Home equity lines of credit	-	-	-	-	12,655	12,655	-
Commercial and industrial
Commercial and industrial	10	-	-	10	29,619	29,629	-
Tax-free loans	-	-	-	-	22,207	22,207	-
Agriculture loans	-	-	-	-	11,185	11,185	-
Consumer	9	2	1	12	12,577	12,589	1
Total	1,437	319	71	1,827	421,600	423,427	71

							Loans
							Receivable >
	30-59 Days	60-89 Days	Greater than 90	Total Past		Total Loans	90 Days and
December 31, 2010	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	305	81	1,502	1,888	94,368	96,256	-
Agriculture mortgages	-	-	-	-	60,513	60,513	-
Construction	-	-	224	224	14,557	14,781	-
Consumer real estate
1-4 family residential mortgages	1,201	113	93	1,407	135,954	137,361	93
Home equity loans	133	82	58	273	17,446	17,719	58
Home equity lines of credit	-	-	-	-	12,490	12,490	-
Commercial and industrial
Commercial and industrial	23	1	-	24	28,410	28,434	-
Tax-free loans	-	-	-	-	23,028	23,028	-
Agriculture loans	-	-	-	-	11,756	11,756	-
Consumer	27	5	1	33	13,012	13,045	1
Total	1,689	282	1,878	3,849	411,534	415,383	152

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2011, and December 31, 2010:

NONACCRUAL LOANS BY LOAN CLASS
(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2011	2010
	$	$

Commercial real estate
Commercial mortgages	1,711	3,280
Agriculture mortgages	-	-
Construction	-	224
Consumer real estate
1-4 family residential mortgages	-	-
Home equity loans	-	-
Home equity lines of credit	-	-
Commercial and industrial
Commercial and industrial	351	377
Tax-free loans	-	-
Agriculture loans	68	-
Consumer	-	-
Total	2,130	3,881

As of March 31, 2011, and December 31, 2010, all of the Corporation’s loans on non-accrual status were also considered impaired.  Information with respect to impaired loans for the three months ended March 31, 2011, and March 31, 2010, is as follows:

IMPAIRED LOANS
(DOLLARS IN THOUSANDS)

	March 31,	March 31,
	2011	2010
	$	$
Impaired loans
Average recorded balance of impaired loans	3,732	7,528
Interest income recognized on impaired loans	72	13

Interest income on loans would have increased by approximately $15,000 for the first quarter of 2011, and $97,000 for the first quarter of 2010, had these loans performed in accordance with their original terms.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of March 31, 2011, and December 31, 2010:

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)

March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate
Commercial mortgages	284	464	-	156	13
Agriculture mortgages	1,669	1,669	-	1,672	29
Construction	-	-	-	-	-
Total commercial real estate	1,953	2,133	-	1,828	42

Commercial and industrial
Commercial and industrial	126	126	-	139	-
Tax-free loans	-	-	-	-	-
Agriculture loans	-	-	-	-	-
Total commercial and industrial	126	126	-	139	-

Total with no related allowance	2,079	2,259	-	1,967	42

With an allowance recorded:
Commercial real estate
Commercial mortgages	1,427	1,680	251	1,537	-
Agriculture mortgages	-	-	-	-	-
Construction	-	-	-	-	-
Total commercial real estate	1,427	1,680	251	1,537	-

Commercial and industrial
Commercial and industrial	225	225	51	227	30
Tax-free loans	-	-	-	-	-
Agriculture loans	68	68	68	1	-
Total commercial and industrial	293	293	119	228	30

Total with a related allowance	1,720	1,973	370	1,765	30

Total by loan class:
Commercial real estate
Commercial mortgages	1,711	2,144	251	1,693	13
Agriculture mortgages	1,669	1,669	-	1,672	29
Construction	-	-	-	-	-
Total commercial real estate	3,380	3,813	251	3,365	42

Commercial and industrial
Commercial and industrial	351	351	51	366	30
Tax-free loans	-	-	-	-	-
Agriculture loans	68	68	68	1	-
Total commercial and industrial	419	419	119	367	30

Total	3,799	4,232	370	3,732	72

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate
Commercial mortgages	1,846	2,026	-	2,507	-
Agriculture mortgages	1,675	1,675	-	1,570	101
Construction	-	-	-	-	-
Total commercial real estate	3,521	3,701	-	4,077	101

Commercial and industrial
Commercial and industrial	299	299	-	521	21
Tax-free loans	-	-	-	-	-
Agriculture loans	-	-	-	-	-
Total commercial and industrial	299	299	-	521	21

Total with no related allowance	3,820	4,000	-	4,598	122

With an allowance recorded:
Commercial real estate
Commercial mortgages	1,434	1,590	117	1,553	-
Agriculture mortgages	-	-	-	-	-
Construction	224	831	106	233	-
Total commercial real estate	1,658	2,421	223	1,786	-

Commercial and industrial
Commercial and industrial	78	78	8	88	-
Tax-free loans	-	-	-	-	-
Agriculture loans	-	-	-	-	-
Total commercial and industrial	78	78	8	88	-

Total with a related allowance	1,736	2,499	231	1,874	-

Total by loan class:
Commercial real estate
Commercial mortgages	3,280	3,616	117	4,060	-
Agriculture mortgages	1,675	1,675	-	1,570	101
Construction	224	831	106	233	-
Total commercial real estate	5,179	6,122	223	5,863	101

Commercial and industrial
Commercial and industrial	377	377	8	609	21
Tax-free loans	-	-	-	-	-
Agriculture loans	-	-	-	-	-
Total commercial and industrial	377	377	8	609	21

Total	5,556	6,499	231	6,472	122

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$

Allowance for credit losses:
Beginning balance	2,605	1,254	2,816	75	382	7,132

Charge-offs	(97)	(13)	(30)	(9)	-	(149)
Recoveries	-	2	145	3	-	150
Provision	527	39	(165)	-	49	450

Ending balance	3,035	1,282	2,766	69	431	7,583

Ending balance: individually
evaluated for impairment	251	-	119	-	-	370
Ending balance: collectively
evaluated for impairment	2,784	1,282	2,647	69	431	7,213

Loans receivable:
Ending balance	180,006	167,811	63,021	12,589		423,427
Ending balance: individually
evaluated for impairment	3,074	-	725	-		3,799
Ending balance: collectively
evaluated for impairment	176,932	167,811	62,296	12,589		419,628

4.	Fair Value Presentation

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of March 31, 2011, and December 31, 2010, by level within the fair value hierarchy.  As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value Measurements:
(DOLLARS IN THOUSANDS)

	March 31, 2011
	Level I	Level II	Level III	Total

U.S. treasuries & government agencies	$-	$47,500	$-	$47,500
U.S. agency mortgage-backed securities	-	39,951	-	39,951
U.S. agency collateralized mortgage obligations	-	58,967	-	58,967
Private collateralized mortgage obligations	-	11,733	-	11,733
Corporate debt securities	-	13,906	-	13,906
Obligations of states & political subdivisions	-	78,869	-	78,869
Equity securities	3,881	-	-	3,881

Total securities	$3,881	$250,926	$-	$254,807

On March 31, 2011, the Corporation held no securities valued using level III inputs.  All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis.  The Corporation’s CRA fund investments are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market.  As of March 31, 2011, the CRA fund investments had a $4,000,000 book value with a fair market value of $3,881,000.

Fair Value Measurements:
(DOLLARS IN THOUSANDS)

	December 31, 2010
	Level I	Level II	Level III	Total

U.S. treasuries & government agencies	$-	$47,886	$-	$47,886
U.S. agency mortgage-backed securities	-	38,838	-	38,838
U.S. agency collateralized mortgage obligations	-	65,393	-	65,393
Private collateralized mortgage obligations	-	11,812	-	11,812
Corporate debt securities	-	11,909	-	11,909
Obligations of states & political subdivisions	-	79,401	-	79,401
Equity securities	3,899	-	-	3,899

Total securities	$3,899	$255,239	$-	$259,138

On December 31, 2010, the Corporation held no securities valued using level III inputs.  All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis.  As of December 31, 2010, the Corporation’s CRA fund investments had a book value of $4,000,000 and a fair market value of $3,899,000 utilizing level I pricing.

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.  In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.  There were no level III securities as of March 31, 2011, or December 31, 2010.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of March 31, 2011, and December 31, 2010, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS
(DOLLARS IN THOUSANDS)

	March 31, 2011
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$3,429	$3,429
OREO	-	-	400	400
Total	$-	$-	$3,829	$3,829

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$5,325	$5,325
OREO	-	-	400	400
Total	$-	$-	$5,725	$5,725

The Corporation had a total of $3,799,000 of impaired loans as of March 31, 2011, with $370,000 of specifically allocated allowance against these loans.  The Corporation had a total of $5,556,000 of impaired loans as of December 31, 2010, with $231,000 of specifically allocated allowance against these loans. Impaired loans are valued based on a discounted present value of expected future cash flows.

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management.  The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell.  The Corporation’s OREO balance consists of one manufacturing property that has been classified as OREO since December 2006.  Management has estimated the current value of the OREO property at $400,000 utilizing level III pricing.  As of March 31, 2010, there was a signed agreement of sale on this property that directly supported the sales price and was therefore shown as level I pricing.  That agreement of sale expired at the end of 2010.  As a result, the OREO valuation was written down by $120,000 as of December 31, 2010, to reflect management’s best estimate of the current fair value of the property less anticipated selling costs.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

5.	Interim Disclosures about Fair Value of Financial Instruments

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

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

Deposits
The fair value of non-interest bearing demand deposit accounts and interest bearing demand, savings, and money market deposit accounts is based on the amount payable on demand at the reporting date.  The fair value of fixed-maturity time deposits is estimated by discounting back the expected cash flows of the time deposit using market interest rates from the Corporation’s greater market area currently offered for similar time deposits with similar remaining maturities.

Long-term Borrowings
The fair value of a long-term borrowing is estimated by comparing the rate currently offered for the same type of borrowing instrument with a matching remaining term.

Accrued Interest Payable
The carrying amount of accrued interest payable is a reasonable estimate of fair value.

Firm Commitments to Extend Credit, Lines of Credit, and Open Letters of Credit
These financial instruments are generally not subject to sale and estimated fair values are not readily available.  The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment, using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure purposes.  The contractual amounts of unfunded commitments are presented in Note 6.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Corporation's financial instruments at March 31, 2011, December 31, 2010, and March 31, 2010, are as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

	March 31,		December 31,		March 31,
	2011		2010		2010
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	$	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	33,749	33,749	29,226	29,226	21,413	21,413
Securities available for sale	254,807	254,807	259,138	259,138	243,006	243,006
Regulatory stock	4,455	4,455	4,680	4,680	4,916	4,916
Loans held for sale	376	376	771	771	535	535
Loans, net of allowance	415,714	421,271	408,102	409,238	430,311	429,317
Accrued interest receivable	3,386	3,386	3,044	3,044	3,274	3,274
Bank owned life insurance	16,045	16,045	15,891	15,891	15,404	15,404
Mortgage servicing assets	31	31	32	32	44	44

Financial Liabilities:
Demand deposits	140,342	140,342	131,534	131,534	123,653	123,653
NOW accounts	60,114	60,114	63,877	63,877	55,107	55,107
Savings accounts	98,421	98,421	92,964	92,964	90,104	90,104
Money market deposit accounts	55,617	55,617	55,111	55,111	51,139	51,139
Time deposits	240,357	244,152	252,108	256,233	271,131	274,761
Total deposits	594,851	598,646	595,594	599,719	591,134	594,764

Long-term borrowings	82,000	86,031	74,500	79,083	80,000	84,484

Accrued interest payable	1,145	1,145	1,268	1,268	1,452	1,452

6.	Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements.  These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit.  As of March 31, 2011, firm loan commitments were $6.0 million, unused lines of credit were $86.9 million, and open letters of credit were $6.1 million.  The total of these commitments was $99.0 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments.  The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

7.	Recently Issued Accounting Standards

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The adoption of this guidance has not had a significant impact to the Corporation’s actual main financial statements, however it has added significantly to the required notes to the financial statements.  See Note 3 for the new disclosures required effective December 31, 2010.

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011, and are not expected to have a significant impact on the Corporation’s financial statements.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating impairment may exist.  The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities may early adopt the amendments using the effective date for public entities.  This ASU did not have a significant impact on the Corporation’s financial statements.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310):  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring.  The deferral in this Update will result in more consistent disclosures about troubled debt restructurings.  This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.  In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011.  For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted.  The adoption of this guidance in not expected to have a significant impact on the Corporation’s financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  This ASU is not expected to have a significant impact on the Corporation’s financial statements.

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation.  This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2010 Annual Report to Shareholders of the Corporation.  The financial condition and results of operations presented are not indicative of future performance.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document.  These factors include, but are not limited to, the following:

•	Economic conditions
•	Monetary and interest rate policies of the Federal Reserve Board
•	Volatility of the securities markets
•	Effects of deteriorating economic conditions, specifically the effect on loan customers to repay loans
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Changes in deposit flows, loan demand, or real estate and investment securities values
•	Changes in accounting principles, policies, or guidelines
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
•	The impact of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations issued thereunder

Readers should be aware if any of the above factors change significantly, the statements regarding future performance could also change materially.  The safe harbor provision provides that ENB Financial Corp is not required to publicly update or revise forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should review any changes in risk factors in documents filed by ENB Financial Corp periodically with the Securities and Exchange Commission, including Item 1A of Part II of this Quarterly Report on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K.

Results of Operations

Overview

The Corporation recorded net income of $1,697,000 for the three-month period ended March 31, 2011, a 15.6% increase over the $1,468,000 earned during the same period in 2010.  Earnings per share, basic and diluted, were $0.59 for the three months ended March 31, 2011, compared to $0.52 for the same period in 2010.

The Corporation’s net interest income for the three months ended March 31, 2011, showed significant improvement over the same period in 2010.  Net interest income was $5,647,000 for the first quarter of 2011, compared to

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

$5,343,000 for the same quarter in 2010, a 5.7% increase.  The Corporation’s net interest margin was 3.57% for the first quarter of 2011, compared to 3.40% for the first quarter of 2010.

The Corporation recorded a provision for loan loss expense of $450,000 for the first quarter of 2011, matching the provision expense recorded in the first quarter of 2010.  The provision was sharply increased in the third quarter of 2009 to compensate for the rising level of delinquencies and non-performing loans and to continue to build the Corporation’s allowance for loan losses as a percentage of total loans.  Management has maintained this higher provision in 2011, although delinquency trends have been steadily improving.  The Corporation’s balance of classified loans is still elevated, so the higher provision is appropriate and necessary to provide for possible losses in the loan portfolio.  Due to the higher provision expense, the allowance as a percentage of loans has increased from 1.42% as of March 31, 2010, to 1.79% as of March 31, 2011.  More detail is provided in the Provision for Loan Losses section that follows and the Allowance for Loan Losses section under Financial Condition.

Other income, excluding the gain or loss on the sale of securities and impairment losses on securities, decreased 5.2%, or $79,000, for the first quarter of 2011, compared to 2010.  Additionally, operational costs for the three months ended March 31, 2011, compared to the same period in 2010, increased at a pace of 3.2%, or $153,000.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE).  ROA measures how efficiently a bank generates income based on the amount of assets or size of a company.  ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.  The latter measurement typically receives more attention from shareholders.  The ROA and ROE increased for the three months ended March 31, 2011, compared to the same period in 2010, due to the increase in the Corporation’s income.

Key Ratios	Three Months Ended
	March 31,
	2011	2010

Return on Average Assets	0.93%	0.81%
Return on Average Equity	9.30%	8.52%

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

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis.  For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis.  The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income.  The amount of FTE adjustment totaled $530,000 for the three months ended March 31, 2011, compared to $438,000 for the same period in 2010.

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

The amount of the tax adjustment varies depending on the amount of income earned on tax-free assets.  The Corporation had been in an alternative minimum tax (AMT) position for years 2006 through 2009.  As a result, tax–free loans and securities did not offer the full tax advantage they did when the Corporation was not subject to AMT.  During 2008 and into the first quarter of 2009, management was actively reducing the tax-free municipal bond portfolio in an effort to reduce the Corporation’s AMT position, which acted to reduce the tax-equivalent adjustments.  However, because of legislation that followed the credit crisis in the fall of 2008, financial institutions were permitted to treat 2009 and 2010 newly issued tax-free municipal bonds as AMT-exempt for the life of the bond.  Additionally, financial institutions are still able to purchase AMT-exempt for life municipal bonds in 2011 if they were first issued during 2009 and 2010.  As a result, management resumed normal purchasing of municipal bonds, but only purchased AMT-exempt municipal bonds.  This action began to increase the size of the tax-free municipal bond portfolio, which resulted in a higher tax-equivalent adjustment in 2010 and 2011.  The tax-equivalent adjustment is expected to grow slowly throughout 2011 as additional AMT-exempt municipal bond securities are added.

NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2011	2010
	$	$
Total interest income	7,843	8,154
Total interest expense	2,196	2,811

Net interest income	5,647	5,343
Tax equivalent adjustment	530	438

Net interest income (fully taxable equivalent)	6,177	5,781

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

The Federal funds rate, which is the overnight rate financial institutions charge other financial institutions to borrow or invest overnight funds, declined from 5.25% in August 2007 to 0.25% by December 2008.  On December 16, 2008, the Federal Reserve Bank cut the Federal funds rate from 1.00% to a target rate of 0.00% to 0.25%.  The Federal funds rate has effectively remained at 0.25% through March 31, 2011, and is the rate at the time of this filing.  The historically low Federal funds rate, along with historically low U.S. treasury and other market rates,  has allowed the Corporation to reduce interest rates paid on deposit products  and has reduced the cost of all types of  borrowings, allowing management to reduce the cost of funds and  reduce the Corporation’s interest expense.  The Prime rate declined in tandem with the Federal funds rate over the same period mentioned above, reducing the loan rates for prime based loans.  Market interest rates have remained very low from a historical perspective for 2009, 2010, and to date in 2011.  This has resulted in lower fixed rates on loans and lower fixed rates on securities, which management purchases with excess liquidity.  Therefore, the historically low rates have had offsetting positive and negative impacts respectively to the Corporation’s NII, but more recently, the Corporation has been able to increase the net interest margin.

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

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

Even though the Federal funds rate remains at a historic low of 0.25%, the Treasury yield curve has retained sufficient slope to allow banks the ability to invest or lend at longer terms with higher yields.  Mid-term and long-term rates have increased slightly since the end of 2010.  As of December 31, 2010, the two-year Treasury was approximately 0.61% , the five-year Treasury was approximately 2.01%, and the ten-year Treasury was approximately 3.30%.   As of March 31, 2011, the two-year rate had increased to 0.80%, the five-year to 2.24%, and the ten-year to 3.47%.  Since deposits and borrowings generally price off short-term rates, the extremely low cost of short-term funds permitted management to continue to reduce the overall cost of funds during the first quarter of 2011.  Management continued to reprice time deposits and borrowings to lower levels.  Meanwhile, management continued to invest in securities and originate loans at longer terms, where the U.S. Treasury curve and market rates are higher, but down significantly from levels experienced in the first quarter of 2010.

Management anticipates that interest rates will remain at these historically low levels for the remainder of 2011 because of the current economic and credit situation.  This will likely result in the U.S. Treasury curve retaining a positive slope for most of 2011, based on the economic data currently available.  This allows management to continue to price the vast majority of liabilities off lower short-term rates, while pricing loans and investing in longer securities, which are based off the five-year and ten-year U.S. treasury rates that are moderately higher.  The Corporation’s margin has generally improved since the second quarter of 2009, but the margin grew faster in the second half of 2009 and then declined in the first quarter of 2010 before increasing again.  The Corporation’s margin was 3.57% for the first quarter of 2011, a 17 basis-point improvement over the 3.40% for the first quarter of 2010.  The margin for the first quarter of 2010 was significantly impacted by high security amortization primarily due to the pre-refunding of several municipal securities with remaining premiums that needed to be amortized to the call date.  Additionally, there were several loans placed on non-accrual status during the first quarter of 2010, which resulted in a reversal of interest income accrued on those loans.  There was no non-recurring security amortization during the first quarter of 2011.

For the first quarter of 2011, the Corporation’s NII on an FTE basis increased by $396,000, or 6.9%, compared to the same period in 2010.  As shown on the table that follows, interest income, on an FTE basis for the quarter ending March 31, 2011, decreased by $219,000, or 2.5%, and interest expense decreased by $615,000, or 21.9%, compared to the same period in 2010.

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

ENB FINANCIAL CORP
Management's Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	For the Three Months Ended March 31,
	2011			2010
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	11,315	5	0.18	3,148	2	0.22

Securities available for sale:
Taxable	176,692	1,532	3.47	174,981	1,960	4.48
Tax-exempt	79,759	1,282	6.43	63,305	886	5.60
Total securities (d)	256,451	2,814	4.39	238,286	2,846	4.78

Loans (a)	419,036	5,551	5.32	431,912	5,741	5.34

Regulatory stock	4,587	3	0.23	4,916	3	0.21

Total interest earning assets	691,389	8,373	4.86	678,262	8,592	5.08

Non-interest earning assets (d)	50,401			52,827

Total assets	741,790			731,089

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	116,861	96	0.33	100,744	125	0.50
Savings deposits	95,117	24	0.10	87,135	33	0.15
Time deposits	244,682	1,314	2.18	265,401	1,769	2.70
Borrowed funds	78,748	762	3.92	85,522	884	4.19
Total interest bearing liabilities	535,408	2,196	1.66	538,802	2,811	2.11

Non-interest bearing liabilities:

Demand deposits	128,613			118,112
Other	3,772			4,292

Total liabilities	667,793			661,206

Stockholders' equity	73,997			69,883

Total liabilities & stockholders' equity	741,790			731,089

Net interest income (FTE)		6,177			5,781

Net interest spread (b)			3.20			2.97
Effect of non-interest
bearing funds			0.37			0.43
Net yield on interest earning assets (c)			3.57			3.40

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan fees and costs of ($138,000) as of March 31, 2011, and ($284,000) as of March 31, 2010.  Such fees and costs recognized through income and included in the interest amounts totaled $4,000 in 2011, and $19,000 in 2010.

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

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

Earnings and yields on loans have been negatively impacted by the very low Prime rate of 3.25% and the increased volume in Prime-based loans, but the negative impact began in 2009, so the continued impact has lessened over time.  Even with a Prime floor of 4.00% in place for new volumes of Prime-based loans, this rate is significantly below typical fixed-rate business and commercial loans, which generally range between 5.50% and 7.50%.  Most of the Corporation’s loan growth has occurred in Prime-based loans, which will aid the Corporation when interest rates rise.  Currently, the increased levels of Prime-based loans continue to cause the Corporation’s average loan yield to decrease.  There are times when sufficient growth in the loan portfolio can make up for decreases in yield while still allowing for higher overall interest income on loans.  However, with the Prime rate at extremely low levels, even with Prime-plus loans being originated, the net impact is a reduction of loan yield.  This occurs as more variable rate loan growth is occurring than fixed rate loan growth.  Additionally, many consumers and businesses are taking the opportunity presented by the historically low Prime rate to borrow additional amounts on existing lines of credit not fully utilized.  Nearly all of the Prime-plus rates on the Corporation’s business and commercial lines of credit are below the business and commercial fixed rates.  This type of growth substantially reduces the amount of income generated on loans.

Management instituted floors on certain types of consumer home equity lines of credit at the end of 2008, and instituted limited floors on business and commercial Prime-based loans in 2009.  Effective January 1, 2010, all new Prime-based lines of credit were floored at 4.00%.  Currently, as lines of credit are renewed, a Prime-plus tiered rating system will factor in downgrades in credit rating, resulting in an immediate impact on the rate.  These actions are designed to preserve loan yield and more effectively assign higher Prime-based loan rates to weaker credits to be adequately compensated for the higher degree of credit risk.

Earnings and yields on the Corporation’s securities have also been negatively impacted by the historically low interest rates.  The Corporation’s securities portfolio consists of nearly all fixed income debt instruments.  The U.S. Treasury rates have remained at historically low levels since the Federal funds rate was reduced to 0.25% in December 2008.  As the low-rate period continues to extend, larger amounts of securities are maturing forcing the proceeds to be reinvested into lower-yielding instruments.  The Corporation’s taxable securities experienced a 101 basis-point reduction in yield for the three months ended March 31, 2011, compared to the same period in 2010, due to reinvesting into lower-yielding instruments.  Tax-exempt security yields increased by 83 basis points for the first quarter of 2011 compared to the first quarter of 2010.

The Corporation’s interest bearing liabilities grew steadily through 2009 and 2010, but declined during the first quarter of 2011.  With significantly lower interest rates and a decline in outstanding balances, total interest expense declined significantly.  Interest expense on deposits declined by $493,000 for the three months ended March 31, 2011, compared to the same period in 2010.  Demand and savings deposits reprice in entirety whenever the offering rates are changed.  This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels.  Due to the size of rate decreases relative to the initial interest rate, the percentage decreases in the actual interest rates are very high.  The annualized rate on interest bearing demand accounts decreased by 34.0% for the three-month period ended March 31, 2011, compared to the prior year’s period, while the annualized rate on savings accounts declined 33.3% for the same period.  Importantly, while the percentage of rate decreases is large, the scope of further reductions in dollar amount of interest expense is very limited since rates cannot conceivably be reduced much lower. The average balances of demand deposits increased by $16.1 million, or 16.0%, from March 31, 2010, to March 31, 2011, and the average balance of savings accounts increased by $8.0 million, or 9.2%, during the same time period.  This increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense for the first quarter of 2011 compared to the same quarter in 2010.

Time deposits reprice over time according to their maturity schedule.  This enables management to both reduce and increase rates slowly over time.  Historically, the Corporation has seen increases in time deposit balances when the equity markets decline, as investors attempt to protect principal.  This occurred to an even larger degree during 2009 and 2010, as the equity markets faced unprecedented weakness.  During the first quarter of 2011, time deposit balances decreased reducing the Corporation’s most expensive source of funding.  The Corporation was able to reduce interest expense on time deposits by $455,000 for the first quarter of 2011 compared to the same period in 2010, with average balances declining by $20.7 million.  This effectively reduced the annualized rate paid on time deposits by 52 basis points when comparing the three-month periods in both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth.  Because of the faster-paced growth in deposits compared to a slower growth in the loan portfolio, management reduced total borrowing levels from March 31, 2010 to March 31, 2011.  The Corporation decreased

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

average borrowings by $6.8 million in the first quarter of 2011, compared to the same quarter in 2010, reducing interest expense on borrowings by $122,000.

The NIM was 3.57% for the first quarter of 2011, compared to 3.40% for the same period in 2010.  For the three-month period ended March 31, 2011, the net interest spread increased twenty-three basis points to 3.20%, from 2.97% for the same period in 2010.  The effect of non-interest bearing funds dropped six basis points for the first quarter of 2011 compared to the first quarter of 2010.  The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest.  As interest rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities.  For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20.  This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue.  For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio.  The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio.  The Corporation added $450,000 to the allowance for the three months ended March 31, 2011, matching the expense recorded for the same period in 2010.  The Corporation gives special attention to the level of delinquent loans.  The analysis of the allowance for loan losses takes into consideration, among other things, the following factors:

•	Historical loan loss experience by loan type
•	Concentrations of credit risk
•	Volume of delinquent and non-performing loans
•	Collateral evaluation on a liquidation basis for specifically reviewed credits
•	Loan portfolio characteristics
•	Current economic conditions

Coupled with the prolonged period of economic decline, specifically the weaker housing market and ongoing credit concerns, the Corporation had experienced a general increase in loan delinquencies since the beginning of 2009 through 2010, however, in the first quarter of 2011, delinquencies declined significantly.  Total delinquencies, as a percentage of total loans, stood at 1.70% as of March 31, 2010, 1.41% as of December 31, 2010, and 0.91% as of March 31, 2011.  The reduction in loan delinquencies in the first quarter of 2011 was affected by the payoff of approximately $1.5 million related to a commercial borrower who had several loans on non-accrual status.  The Corporation’s total substandard and doubtful loans, which are considered classified loans, were $20.2 million as of March 31, 2010, $25.4 million as of December 31, 2010, and $27.8 million as of March 31, 2011.

The above two measurements show conflicting trends in terms of delinquencies declining and classified loans increasing.  Management has been closely tracking delinquencies and classified loans as a percentage of the loan portfolio and believes these opposite trends are best explained by evaluating what is behind each of these measurements.  The majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency even in this severe economic recession.  The delinquency ratios speak to the long-term health, conservative nature, and importantly the character of the Corporation’s customers and the Corporation’s lending practices.  However, classified loans are determined strictly by the loan-to-value and debt-to-income ratios with which the industry is very familiar.  The prolonged economic downturn, including devaluation of residential and commercial real estate, has really stressed these ratios, to the point that many long-term strong borrowers now fall below industry guidelines for loan-to-value ratios.  To date, the trend of higher classified loans has not resulted in higher delinquencies and higher loan losses, however management is committed to reversing the trend of higher classified loans.  This includes seeking additional collateral, limiting the Corporation’s credit exposure, and working out of classified loans that are not in the Corporation’s best interests to

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

continue to hold.  The delinquency and classified loan information is utilized in the quarterly allowance for loan loss (ALLL) calculation, which directly affects the provision expense.  A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense.  Generally, management will evaluate, and adjust if necessary, the provision expense each quarter upon completion of the quarterly ALLL calculation.

The provision expense of $450,000 for the three-month period ended March 31, 2011, was necessary to cover charge-offs on several commercial loans and still maintain the allowance for loan losses at desired levels, based on the quarterly calculation of the ALLL.  The charge-offs for the first quarter of 2011 were $150,000 compared to $195,000 of charge-offs in the first quarter of 2010.

In addition to the above, provision expense is impacted by three major components that are all included in the quarterly calculation of the ALLL.  First, any specific allocations are made for any loans where management has determined an exposure that needs to be provided for.  These specific allocations are reviewed each quarter to determine if adjustments need to be made.  It is common for specific allocations to be reduced as additional principal payments are made, so while some specific allocations are being added, others are being reduced.  Secondly, management provides for estimated losses on pools of similar loans based on historical loss experience.  Lastly, management utilizes qualitative factors every quarter to adjust historical loss experience to take into consideration the current trends in loan volume, delinquencies, charge-offs, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight.  National and local economic trends and conditions are helpful to determine the amount of loan loss allowance the Corporation should be carrying on the various types of loans.  Management evaluates and adjusts, if necessary, the qualitative factors on a quarterly basis.

After increasing a number of qualitative factors during 2009 and the first half of 2010, in the third and fourth quarters of 2010, only minor changes were made to qualitative factors for consumer credit lines, which represent a very small component of the total loan portfolio.  One qualitative factor was increased 5 basis points due to higher levels of charge-offs, while another qualitative factor for trends was decreased 5 basis points due to declining trends in volume.  Several qualitative adjustments were made in the first quarter of 2011, specifically related to changes in the agriculture loan portfolio.  Factors for more volume and increased risk in the agriculture portfolio were made due to an increased focus in this area, the hiring of a new agriculture lender, and the recognition of more agriculture loans being booked.  The net change in all of these qualitative factors since 2009 is resulting in higher required allowance for loan losses, assuming all other factors remained constant.  The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses based on the current environment.

Management has also deemed it prudent to increase the allowance as a percentage of total loans to reflect the increased risk in the outstanding loan portfolio because of economic weaknesses.  As of March 31, 2011, the allowance as a percentage of total loans was 1.79%, up from 1.72% at December 31, 2010, and 1.42% at March 31, 2010.  More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

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

Other Income

Other income for the first quarter of 2011 was $1,780,000, an increase of $99,000, or 5.9%, compared to the $1,681,000 earned during the first quarter of 2010.  The following table details the categories that comprise other income.

ENB FINANCIAL CORP
Management's Discussion and Analysis

OTHER INCOME
(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010
	$	$	$	%

Trust and investment services	278	287	(9)	(3.1)
Service charges on deposit accounts	301	439	(138)	(31.4)
Other service charges and fees	129	105	24	22.9
Commissions	425	353	72	20.4
Gains on securities transactions	484	208	276	132.7
Impairment losses on securities	(147)	(49)	(98)	200.0
Gains on sale of mortgages	54	15	39	260.0
Earnings on bank owned life insurance	146	147	(1)	(0.7)
Other miscellaneous income	110	176	(66)	(37.5)

Total other income	1,780	1,681	99	5.9

Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party.  For the three months ended March 31, 2011, traditional trust service income increased $5,000, or 2.5%, over the same period in 2010, while income from alternative investment services decreased by $14,000, or 16.1%.  It has been more difficult to grow the trust and investment services area in the past two years due to a very weak stock market that coincided with the sub-prime and credit crisis that began in 2008.

Service charges on deposit accounts decreased by $138,000, or 31.4%, for the three months ended March 31, 2011, compared to the same period in 2010.  Overdraft service charges are the largest component of this category, as well as the primary reason for the decrease.  These fees comprised approximately 86% of the total deposit service charges for the three months ended March 31, 2011, and approximately 90% of total deposit service charges for the three months ended March 31, 2010.  Total overdraft fees decreased by $140,000, or 35.2%, for the first quarter of 2011 compared to the same period in 2010.  New regulatory guidelines regarding overdraft charges on ATM and one-time debit card transactions became effective in the third quarter of 2010, which resulted in lower overdraft service charges beginning in the third quarter of 2010 and continuing into 2011.

Other fees increased by $24,000, or 22.9%, for the three months ended March 31, 2011, compared to the same period in 2010.  This is primarily due to an increase in loan-related fees.  When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance.  These amendments allow customers to obtain favorable terms without completely rewriting the loan.  These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans.  Mortgage amendment activity had picked up during the latter part of 2010 and into the first quarter of 2011 resulting in higher fees in the first quarter of 2011 compared to the first quarter of 2010.

Commission income increased $72,000, or 20.4%, for the three months ended March 31, 2011, compared to the same period in 2010.  The largest component of commission income is from Debit MasterCard® commissions.  The amount of customer usage of cards at point of sale transactions determines the level of commission income received.  The debit card income of $373,000 for the three months ended March 31, 2011, is an increase of $69,000, or 22.7%, over the same period in 2010.  Customers have become more comfortable with the use of debit cards, as they are now widely accepted by merchants, thereby increasing the number of transactions processed.  Another significant component of commission income is from MasterCard and Visa® commissions, which provided income of $42,000 for the three months ended March 31, 2011.  This represents an increase of $13,000, or 44.1%, over the commissions earned during the same period in 2010.  The increase is primarily a result of higher levels of business activity during the first quarter of 2011 with the Corporation’s customers that use this product.  MasterCard and Visa commissions are the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers.  Provided no new regulatory restrictions occur, management expects that the total of both of these categories will continue to increase as the reliance on electronic payment systems expands and economic recovery occurs.

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

For the three months ended March 31, 2011, $484,000 of gains on securities transactions were recorded compared to $208,000 for the same period in 2010.  Gains or losses on securities transactions fluctuate based on opportunities to reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk.  The gains or losses on this type of activity fluctuate based on current market prices and the volume of security sales.  Due to favorable market conditions, with U.S. treasury rates lower and bond prices higher, management had more opportunities to pull gains from the sale of securities in the first quarter of 2011 than in the first quarter of 2010.

Impairment losses on securities were $147,000 for the three months ended March 31, 2011, compared to $49,000  for the three months ended March 31, 2010.  Impairment losses occur when securities are written down to a lower value based on anticipated credit losses.  The other than temporary impairment losses recorded in 2011 were related to four private collateralized mortgage obligations.  The impairment losses recorded in 2010 were related to two of these same securities.  Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section, under Financial Condition, in this filing.

Gains on the sale of mortgages were $54,000 for the first quarter of 2011, compared to $15,000 for the first quarter of 2010.  Secondary mortgage financing activity drives the gains on the sale of mortgages, and this activity increased towards the end of 2010 and into the first quarter of 2011 as refinancing activity was high due to the extremely low interest rate environment.  Many customers have already refinanced their higher-rate mortgages to lower rates, so this activity will likely decline significantly throughout the remainder of 2011.

For the three months ended March 31, 2011, earnings on BOLI remained relatively unchanged compared to the same period in 2010.  Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies and the actual annual return.  Management is currently evaluating the possibility of a further BOLI purchase in 2011; therefore, increases or decreases in BOLI income in 2011 will result from increases or decreases in the cash surrender value of the existing policies, or an increase in the overall BOLI investment.  Increases in cash surrender value are a function of the return of the policy net of all expenses.  Benefits paid upon death that exceed the policy’s cash surrender value are recorded as miscellaneous income.

The miscellaneous income category decreased $66,000, or 37.5%, for the three months ended March 31, 2011, compared to the same period in 2010.  In the first quarter of 2010, income of $35,000 was recorded related to a PA sales tax refund.  In addition, the provision for off balance sheet credit losses was reduced by $30,000 in the first quarter of 2010, which was adjusted through other income.  Both of these items had no corresponding amounts in the first quarter of 2011.

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the three-month period ended March 31, 2011, compared to the same period in 2010.

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010
	$	$	$	%

Salaries and employee benefits	2,852	2,692	160	5.9
Occupancy expenses	411	407	4	1.0
Equipment expenses	196	208	(12)	(5.8)
Advertising & marketing expenses	71	112	(41)	(36.6)
Computer software & data processing expenses	386	363	23	6.3
Bank shares tax	208	191	17	8.9
Professional services	301	370	(69)	(18.6)
FDIC Insurance	222	168	54	32.1
Other operating expenses	359	342	17	5.0
Total Operating Expenses	5,006	4,853	153	3.2

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

Salaries and employee benefits are the largest category of operating expenses.  In general, they comprise more than 50% of the Corporation’s total operating expenses.  For the three months ended March 31, 2011, salaries and benefits increased $160,000, or 5.9%, over the same period in 2010.  Salaries increased by $119,000, or 6.0%, and employee benefits increased by $41,000, or 5.9%, for the three months ended March 31, 2011, compared to the same period in 2010.  In addition to the normal wage and cost of living increases, the first quarter 2011 salary and benefits cost increased by approximately $50,000 due to the addition of three new professional staff and a nominal uniform employee bonus based on the Corporation’s 2010 financial performance, which totaled $47,000.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Occupancy expenses increased $4,000, or 1.0%, for the three months ended March 31, 2011, compared to the same period in 2010.  This minimal increase was a result of small increases and decreases in multiple occupancy areas.

Equipment expenses decreased $12,000, or 5.8%, for the three months ended March 31, 2011, compared to the same period in the prior year.  This expense category includes equipment depreciation, repair and maintenance, and various other equipment-related expenses.  Depreciation expense decreased by $6,000 due to assets that became fully depreciated in the first quarter of 2011.  The majority of the equipment that was added in 2005 with construction of the Corporation’s Blue Ball Branch Office is now fully depreciated.  Equipment assets have shorter asset depreciation lives, generally five to seven years.  In addition, expenses related to equipment service contracts decreased by $4,000 for the three-month period ended March 31, 2011.  Other equipment expenses changed minimally comparing the first quarter of 2011 with the first quarter of 2010.

Advertising and marketing expenses decreased by $41,000, or 36.6%, for the three months ended March 31, 2011, compared to the three-month period in the prior year.  The expenses of this category support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies and fluctuations are normal.

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements.  This expense category increased $23,000, or 6.3%, for the three months ended March 31, 2011, compared to the same period in 2010.  Software-related expenses increased $47,000, or 27.5%, for the three months ended March 31, 2011, compared to the same period in 2010 as a result of the Corporation’s increased use of software programs requiring amortization and annual maintenance expenses.  The cost of software programs are amortized, or expensed, over a three-year period.  Partially offsetting this increase, STAR network fees were down $24,000, or 12.3%, for the three months ended March 31, 2011, compared to the same period in 2010.  The STAR network fees are the fees paid to process all ATM and debit card transactions.

Bank shares tax expense increased $17,000, or 8.9%, for the three months ended March 31, 2011, compared to the same period in 2010.  The shares tax is a calculation based on the Bank’s capital net of shares tax-exempt assets.  The shares tax will generally increase as the Bank’s capital levels grow unless the Bank purchases more shares tax-exempt assets.  The Bank’s levels of shares tax-exempt assets declined from prior years’ levels so the amount of tax is increasing at a faster pace than the growth of capital.  Management continually weighs the benefits of holding more bank shares tax-exempt assets versus the costs in terms of the lower yield that these securities produce compared to other securities.

Professional services expense decreased $69,000, or 18.6%, for the three months ended March 31, 2011, compared to the same period in 2010.  These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services.  Accounting and auditing fees decreased $34,000 for the three months ended March 31, 2011, compared to the same period in 2010, due to an adjustment for fees that were over accrued in 2010.  The fee accruals in 2010 were elevated due to an expected increase in internal and external audit fees related to compliance with the Sarbanes-Oxley Act.  However, due to the permanent deferral of the external audit attestation piece of the Sarbanes-Oxley Act, the Corporation was not required to pay these additional audit fees.  In addition, student loan servicing expense decreased $29,000 for the three months ended March 31, 2011, compared to the same

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

period in 2010.  For a number of years, the Corporation was required to partially underwrite the interest rate and fees on certain preferred student loan programs to participate.  The cost to underwrite these programs has grown over the past ten years.  This has caused the Corporation’s income to steadily decline and servicing fees to increase, taking away most of the income previously generated on student loans.  Until recently, servicing costs on student loans were partially offset by a credit from the Department of Education.  Now these credits are no longer available, effectively taking away the remaining income made from originating student loans.  As a result, management decided to stop originating student loans in the first quarter of 2010.  While the Corporation still carries a portfolio of student loans, the portfolio has begun to slowly decline, as have the servicing fees.  Related to management’s decision to stop originating student loans in the beginning of 2010, additional analysis was completed and presented to the Corporation’s asset liability committee in the first quarter of 2011, supporting the sale of the student loan portfolio.  Management approved the sale and expects this transaction to be completed in the second quarter of 2011.  Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

The expenses associated with FDIC insurance increased by $54,000, or 32.1%, for the three months ended March 31, 2011, compared to the same period in 2010.  FDIC premiums were prepaid at the end of 2009 for the following three-year period.  As part of the prepayment required by the FDIC, an assessment base increase was built into 2011 resulting in fees that were 34% higher in the first quarter of 2011 compared to 2010.  The Corporation had a total of $1,497,000 outstanding in the prepaid FDIC insurance assessment asset account as of March 31, 2011.  In addition to FDIC insurance costs, the Corporation is subject to assessments to pay the interest on Financing Corporation Bonds, which is also recorded as FDIC insurance expense.  Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions.  The total Financing Corporation assessments paid by the Corporation in the first quarter of 2011 were approximately $18,000 and were 10% higher than the assessments paid in the first quarter of 2010.

Other operating expenses are comprised of the remainder of the Corporation’s operating expenses.  Some of the larger items included in this category are:

•	Postage
•	Director fees and expense
•	Travel expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses
•	Deposit account charge-offs and recoveries

Other operating expenses increased by $17,000, or 5.0%, for the three months ended March 31, 2011, compared to the same period in 2010.  The increase can be attributed to additional supplies expense of $14,000, and additional director fees of $18,000.  Delinquent loan expenses decreased by $14,000, and OREO expenses decreased by $10,000,  partially offsetting these increases.  Several other expense categories had minimal increases and decreases making up the remaining variance.

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

For the three months ended March 31, 2011, the Corporation recorded tax expense of $274,000, compared to tax expense of $253,000 for the three months ended March 31, 2010.  The effective tax rate for the Corporation was 13.9% for the three months ended March 31, 2011, compared to 14.7% for the same period in 2010. The

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

Corporation’s level of tax-free income through March 31, 2011, was 17.9% higher than 2010, while the pre-tax income was 14.5% higher for the same period.

Due to lower earnings and a large percentage of tax-free income compared to total income, the Corporation became subject to the alternative minimum tax (AMT) in 2006.  The Corporation remained in an AMT position in 2007, 2008, and 2009.  The Corporation was not in an AMT position in 2010.  When the Corporation is not in an AMT position, the AMT credits can be utilized to offset Federal corporate income tax.  The AMT affects the amount of Federal income tax due and paid, but it does not affect the book tax provision.

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value.  As of March 31, 2011, the Corporation had $254.8 million of securities available for sale, which accounted for 33.7% of assets, compared to 34.6% as of December 31, 2010, and 32.5% as of March 31, 2010.  Based on ending balances, the securities portfolio increased 4.9% from March 31, 2010, and decreased 1.7% from December 31, 2010.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds.  The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk.  In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value.  Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value.  In addition to the fixed-income bonds, the Corporation also has two small equity holdings with a book value of $4 million in the form of two CRA-qualified mutual funds.  These equity funds make up less than 2% of the Corporation’s securities available for sale.  The one CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price, while the other CRA fund is an equity fund subject to fair value adjustment.  Equity securities generally pose a greater risk to loss of principal since there is no specified maturity date on which the Corporation will recover the entire principal.  Recovery of the entire principal amount is dependent on the fair value of the security at the time of sale.  All securities, bonds, and equity holdings are evaluated for impairment on a quarterly basis.  Should any impairment occur, management would write down the security to a fair market value in accordance with U.S. generally accepted accounting principles, with the amount of the write down recorded as a loss on securities.

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

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)

	Period Ending

	March 31, 2011		December 31, 2010		March 31, 2010
	$	%	$	%	$	%

U.S. government agencies	47,500	18.6	47,886	18.5	46,457	19.1
U.S. agency mortgage-backed securities	39,951	15.7	38,838	15.0	41,652	17.1
U.S. agency collateralized mortgage obligations	58,967	23.1	65,393	25.2	60,938	25.1
Private collateralized mortgage obligations	11,733	4.6	11,812	4.6	13,817	5.7
Corporate debt securities	13,906	5.5	11,909	4.6	13,950	5.7
Obligations of states and political subdivisions	78,869	31.0	79,401	30.6	63,282	26.1
Equity securities	3,881	1.5	3,899	1.5	2,910	1.2

Total securities	254,807	100.0	259,138	100.0	243,006	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	risk-based capital reasons
•	tax considerations with regard to obligations of states and political subdivisions.

Since March of 2010, the most significant shift occurring in the Corporation’s securities portfolio was an increase in obligations of states and political subdivisions, which are commonly referred to as municipal bonds.  Municipal bond purchases were made due to favorable tax treatments of new production municipal bonds and their superior tax-exempt yields that are elevated versus other comparable longer-term rates.  The other areas of the securities portfolio, which include U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations, private collateralized mortgage obligations (PCMOs), corporate debt securities, and equity securities, experienced little change.  The more significant components of the securities portfolio along with a more detailed explanation of their changes are discussed below.

The minimal decrease in the Corporation’s U.S. agency mortgage-backed sector occurred as payments were received in the form of normally scheduled principal payments in addition to prepayments of principal which have been elevated due to lower market and mortgage rates.  As these payments came in, management chose to reinvest the proceeds back into other types of securities.  Pricing for both MBS and CMOs has grown to be very expensive and nearly all of these securities carry all-time high premium amounts to purchase. Management believes the Corporation could best be protected from future interest rate risk by purchasing structures with shorter finals than standard MBS.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio.  From 2006 through 2009, the Corporation was in an alternative minimum tax (AMT) position when income levels fell and tax-exempt income remained high.  The AMT requires the payment of a minimum level of tax should an entity have excessive amounts of tax preference items relative to a Corporation’s income.  The Corporation’s primary tax preference item is the large amount of tax-free income generated by tax-free loans and tax-exempt securities.  As a result of the Corporation’s AMT position in 2008, management had determined that the size of the municipal bond holdings in relation to the rest of the securities portfolio should be decreased.  However, because of legislation that followed the credit crisis in the fall of 2008, beginning in 2009, financial institutions were now permitted to purchase 2009 and 2010 newly issued tax-free municipal bonds, which are AMT-exempt for the life of the bond.  In addition, management can continue to purchase AMT exempt municipals in 2011 as long as they were originally issued in 2009 and 2010.  In 2010 and through the first quarter of 2011, management significantly increased the amount of tax-free municipal bonds due to very favorable tax-free yields that far surpassed the yields available on similar length taxable instruments and the favorable AMT-exempt for life tax treatment that exists.  Management views this as a unique opportunity to both take advantage of the more favorable tax-equivalent yields on municipal bonds without causing the Corporation to be subject to AMT by carrying too many tax-free investments.  Consequently, municipal bonds as a percentage of the total investment portfolio have increased to 31.0% at March 31, 2011, compared to 26.1% at March 31, 2010.

The harsh economic and credit environment, that began in 2008 and continues to this day, has caused the downgrading of many securities.  This phenomenon has affected all segments of the Corporation’s portfolio not backed by the U.S. government, specifically PCMOs, corporate bonds, and municipal bonds.  By policy, management is to identify and recommend whether to hold or sell securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase, or below investment grade.  Management monitors the security ratings on a monthly basis and reviews quarterly with the Board of Directors.  Management, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines or below investment grade based on the expectation of recovery of market value or improved performance.   At this time management has elected, and the Board has approved holding securities that have fallen below initial policy guidelines or investment grade.

As of March 31, 2011, the Corporation held six PCMO securities with a book value of $12.4 million, a reduction of $0.5 million from the balance as of December 31, 2010.  Two of the six PCMO securities, with a book value of $4.1 million, carried an AAA credit rating by at least one of the major credit rating services.  The four remaining PCMOs, with a book value of $8.3 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s.  Management currently has no plans to sell these securities as management believes the current market values are not true indications of the value of the bonds based on cash flow analysis performed under severe stress

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

testing.  Management’s March 31, 2011 cash flow analysis indicated a need to take impairment of $147,000 on four of these bonds.  While first quarter 2011 impairment is up from the $91,000 of impairment recorded as of December 31, 2010, and the $49,000 of impairment recorded as of March 31, 2010, should any future analysis reflect the need for additional impairment, management would expect it to be diminished as projected loss numbers were significantly increased in the first quarter, which have now been provided for.  Additionally, all of these securities continue to pay down in terms of monthly principal payments.

For all of the PCMO bonds with impairment recorded during 2009, 2010, or 2011, the cash flow analysis, conducted at slower prepayment speeds than the securities had been paying, revealed that there was an expectation that these particular bonds would suffer some loss of principal at the time of analysis, resulting in the impairment charge.  Based on management’s methodology, current data does not support additional impairment on these PCMO securities , but it is possible further impairment would be necessary if both default and severity of loss rates rose to levels that have not yet been experienced, and if prepayment speeds slowed to speeds not previously experienced.  Management will continue to update cash flow analysis quarterly that incorporates the most current default rates and prepayment speeds.  Prepayment speeds on all of the Corporation’s PCMOs have been relatively fast, which is assisting in the cash flow analysis.  Faster prepayment speeds make it more likely that the Corporation’s principal will be returned before additional credit losses are incurred.

As of March 31, 2011, the Corporation held corporate bonds with a total book value of $13.7 million and fair market value of $13.9 million.  Management continues to hold corporate securities at approximately 5% to 6% of the portfolio.  Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis.  Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties.  Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails.  As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place minimal credit ratings that must be met in order for management to purchase a corporate bond.

As of March 31, 2011, six of the fourteen corporate securities held by the Corporation showed an unrealized holding loss.  These securities with unrealized holding losses were valued at 98.7% of book value.  As of March 31, 2011, all of these corporate bonds have single A credit ratings by at least one major credit rating service.  Currently, there are no indications that any of these bonds would discontinue contractual payments.

Since 2008, the municipal bond ratings have been adversely affected by downgrades on nearly all of the insurance companies backing municipal bond issues.  Previous to the sharp decline in the health of the insurance companies in 2008, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection.  Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A.  As of March 31, 2011, approximately 6% of the Corporation’s municipal bonds carried an AAA rating.  The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of single A at the time of purchase.  As of March 31, 2011, eighteen municipal bonds with a book value of $7.6 million carried credit ratings under A.  In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities.  Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls.  Presently, despite the lower credit ratings on the eighteen municipal securities, management has the intent and the ability to hold these securities to maturity and believes that full recovery of principal is probable.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment.  In terms of credit risk and impairment, management views the Corporation’s one CRA fund with a $2 million book value differently because it is an equity investment with no maturity date.  Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date.  As of March 31, 2011, this CRA fund was showing unrealized losses of $119,000, or a 6.0% price decline.  The prices on this fund tend to lag behind decreases in U.S. Treasury rates.  Management believes that the price declines are primarily rate driven, and temporary as opposed to permanent. The other $2 million CRA SBA fund is a variable rate fund with a stable dollar price that does not carry fair value risk.   Corporate bonds and private collateralized mortgage obligations have the most potential credit risk out of the Corporation’s debt instruments.  Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds and all private label securities.  As of March 31, 2011, four private collateralized mortgage obligations were considered to be other-than-temporarily impaired.  These four securities were written down by $147,000 during the three months ended March 31, 2011.

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis
Loans

Net loans outstanding decreased by 3.4% to $415.7 million at March 31, 2011, from $430.3 million at March 31, 2010.  Net loans increased by $7.6 million, or 1.9%, since December 31, 2010.    The following table shows the composition of the loan portfolio as of March 31, 2011, December 31, 2010, and March 31, 2010.

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)

	March 31,		December 31,		March 31,
	2011		2010		2010
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	101,969	24.1	96,256	23.2	101,208	23.2
Agriculture mortgages	65,820	15.5	60,513	14.6	54,343	12.4
Construction	12,217	2.9	14,781	3.6	21,880	5.0
Total commercial real estate	180,006	42.5	171,550	41.4	177,431	40.6

Consumer real estate (a)
1-4 family residential mortgages	137,546	32.5	137,361	33.1	134,941	30.9
Home equity loans	17,610	4.2	17,719	4.3	21,692	5.0
Home equity lines of credit	12,655	3.0	12,490	3.0	10,753	2.5
Total consumer real estate	167,811	39.7	167,570	40.4	167,386	38.4

Commercial and industrial
Commercial and industrial	29,629	7.0	28,434	6.8	31,162	7.1
Tax-free loans	22,207	5.2	23,028	5.5	35,500	8.1
Agriculture loans	11,185	2.6	11,756	2.8	11,761	2.7
Total commercial and industrial	63,021	14.8	63,218	15.1	78,423	17.9

Consumer	12,589	3.0	13,045	3.1	13,548	3.1

Total loans	423,427	100.0	415,383	100.0	436,788	100.0
Less:
Deferred loan fees, net	130		149		263
Allowance for loan losses	7,583		7,132		6,214
Total net loans	415,714		408,102		430,311

(a)
Residential real estate loans do not include mortgage loans sold to Fannie Mae and serviced by ENB. These loans totaled $9,582,000 as of March 31, 2011, $10,101,000 as of December 31, 2010, and $11,471,000 as of March 31, 2010.

The composition of the loan portfolio has undergone minor changes in recent years.  The total of all categories of real estate loans comprises more than 80% of total loans.  At $180.0 million, commercial real estate is the largest category of the loan portfolio, consisting of 42.5% of total loans.  This category includes commercial mortgages, agriculture mortgages, and construction loans.  Commercial real estate loans climbed from $177.4 million as of March 31, 2010, to $180.0 million as of March 31, 2011, a $2.6 million, or 1.5% increase.

The growth in commercial real estate loans has occurred in those secured by farmland.  This category increased from $54.3 million, or 30.6% of commercial real estate loans as of March 31, 2010, to $65.8 million, or 36.6% of commercial real estate loans as of March 31, 2011.  Unlike commercial areas outside of agriculture, the Corporation has seen a number of projects with agricultural purposes move forward.

The regular commercial mortgage segment of the commercial real estate category of loans has remained stable from March 31, 2010, to March 31, 2011.  This area represented $101.2 million, or 57.0% of commercial real estate loans as of March 31, 2010, and $102.0 million, or 56.6% of commercial real estate loans as of March 31, 2011.  Growth in this

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

area over the past twelve months has slowed significantly since most businesses are unwilling to expand during uncertain economic conditions.  Management believes the commercial real estate growth rate will remain low going forward and attributes this to a lag effect in terms of the economic conditions impacting Lancaster County.  Locally, commercial loan growth continued during 2008 and 2009 while the national economic slowdown was occurring.  That growth continued into the first part of 2010, but slowed as the year progressed.  The long-term economic weakness is now having an effect on many commercial projects causing them to be placed on hold.  Management also would expect that any rebound in the growth of commercial real estate would lag a recovery by the economy.

Construction loans secured by real estate declined a significant $9.7 million, or 44.2%, from March 31, 2010, to March 31, 2011.  After slowing throughout most of 2008, several of the Corporation’s commercial customers went ahead with construction projects in the last quarter of 2008 and into 2009.  Some projects were started in the fourth quarter of 2008, but draws on their lines of credit only began in 2009.  These projects were not necessarily residential real estate construction, but construction undertaken by commercial customers to update or expand facilities, with a significant portion of these agricultural related.  This activity slowed down in the last part of 2010 and into the first quarter of 2011, and more construction loans have been paid down or converted to other fixed-term loans.

Residential real estate loans make up just under 40% of the total loan portfolio with balances of $167.8 million.  These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit.  Personal residential mortgages account for 82.0% of total residential real estate loans and nearly 32.5% of total loans.  Traditional 10 to 20-year personal mortgages originated from and held at Ephrata National have consistently been the largest single product of the Corporation’s loan portfolio, varying between 20% and 24% of the loan portfolio over the past five years.  The Corporation is still experiencing steady growth in this area as a certain element of the Corporation’s customers prefer having their mortgage held by the Corporation versus being sold on the secondary market and serviced elsewhere.  The Corporation’s personal residential mortgages grew from $134.9 million on March 31, 2010, to $137.5 million as of March 31, 2011, a 1.9% growth rate.  Although this growth rate is minimal, many other categories in the loan portfolio were experiencing a decline in balances.  The weaker economic conditions, including continued weakness in home prices and home building, have had some impact on demand for the 10 to 20-year mortgages held by the Corporation.  The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage originated over 20 years.  While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold on the secondary market.  Therefore, to grow the Corporation’s residential real estate loans, a sufficient number of 10, 15, and 20-year residential mortgages must be originated to compensate for normal principal paydowns and still grow the portfolio.

Second mortgages and home equity loans, fixed or variable, make up the remainder of the Corporation’s residential real estate loans.  Requests for fixed-rate home equity loans have slowed in the current environment, while home equity lines of credit, which float on the Prime rate, have increased.  From March 31, 2010 to March 31, 2011, fixed rate home equity loans have decreased from $21.7 million to $17.6 million, a $4.1 million, or 18.9% decrease.  Meanwhile, home equity lines of credit increased from $10.8 million to $12.7 million, a $1.9 million, or 17.6% increase.  The net of these two trends is a $2.2 million reduction in total home equity loan balances.  Consumers are borrowing less in total due to economic conditions and a general desire to pay off household debt, while at the same time seeking the lowest interest rate to borrow money against their home value.  The trends of lower levels of home equity borrowing and more variable rate versus fixed rate financing is likely to reverse once economic conditions improve and the Prime rate is increased.  When the Prime rate increases, the floating rate loans become less attractive to borrowers who will also act to protect themselves against further rate increases by converting to a fixed rate loan.  Management anticipates slow growth in the residential real estate area throughout the remainder of 2011.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio.  These loans are generally extended based on the health of the commercial borrower.  They include both fixed rate loans and Prime-based variable rate loans.  The variable rate loans are generally in the form of a business line of credit.  The loans can be further secured by personal guarantees of the owners or with inventory of the business.  This portfolio of loans in total showed a significant decline of $15.4 million, or 19.6%, from March 31, 2010 to March 31, 2011.  As of March 31, 2011, this category of commercial loans was made up of $29.6 million of commercial and industrial loans, $22.2 million of tax-free loans, and $11.2 million of agriculture loans.  In the case of the Corporation, all of the $22.2 million of tax-free loans are to local municipalities.  There was a significant decline in the balances of tax-free loans from March 31, 2010, to March 31, 2011, due to several large municipal payoffs. Agriculture loans were unchanged from March 31, 2010 to March 31, 2011, while other non-real estate secured commercial and industrial purpose loans were down from $31.2 million as of March 31, 2010, to $29.6 million as of March 31, 2011, primarily due to weak economic conditions and a lack of new commercial projects.

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

The consumer loan portfolio decreased slightly from March 31, 2010 to March 31, 2011.  Consumer loans made up 3.1% of total net loans on March 31, 2010, and 3.0% of total net loans on March 31, 2011.  In recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures.  Additionally, due to current liquidity conditions, specialized lenders began pulling back on the availability of credit and more favorable credit terms.  The underwriting standards of major financing and credit card companies began to strengthen in 2009 and 2010 after years of lower credit standards.  This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice.  Management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of consumer loans for the Corporation.  Slightly higher demand for unsecured credit is being offset by principal payments on existing loans.  In the current weak economy, customers delay purchasing new and used cars which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books.  Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2011	2010	2010
	$	$	$

Non-accrual loans	2,130	3,881	5,792
Loans past due 90 days or more and still accruing	71	152	67
Troubled debt restructurings	1,669	1,676	1,540
Total non-performing loans	3,870	5,709	7,399
Other real estate owned	400	400	948
Total non-performing assets	4,270	6,109	8,347
Non-performing assets to net loans	1.03%	1.50%	1.94%

The total balance of non-performing assets declined by $4.1 million, or 48.8%, from March 31, 2010, to March 31, 2011, primarily as a result of a significant decline in non-accrual loans.  The non-performing assets also declined by $1.8 million, or 30.1%, from December 31, 2010, to March 31, 2011, also a result of a decline in non-accrual loans.  During the first quarter of 2011, non-accrual loans declined by $1.8 million as a result of a payoff that was received on a large-balance commercial non-accrual loan relationship.  If a non-accrual loan is considered a troubled debt restructuring, it is classified as non-accrual for purposes of this non-performing asset schedule. A troubled debt restructuring is a loan where management has restructured the debt of a past due or non-performing borrower in order to improve the likelihood of full collection. All three of the Corporation's troubled debt restructurings as of March 31, 2011, had principal deferments for a period of time. All three of these loans have resumed normal principal payments and are current as of March 31, 2011. In the first quarter of 2011, two non-accrual loans totaling $1.5 million that were also considered troubled debt restructurings, were paid off reducing the total non-accural loans. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the current weak economic conditions.  At this time, management believes that the potential for significant losses related to non-performing loans is moderate.

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

As of March 31, 2011, other real estate owned (OREO) is shown at a recorded fair market value, net of anticipated selling costs, of $400,000.  The balance consists of one manufacturing property that has been in OREO since December 2006.  This property has been under an agreement of sale since late 2007, initially to one party, and then to a second party in 2008.  In the second quarter of 2008, a new agreement of sale was signed for $525,000.  The property was carried at $520,000, the sales price less estimated selling costs.  Subsequently, this agreement was extended several times as a result of delays in addressing all environmental concerns of the property.  As of December 31, 2010, the last agreement expired.  As a result, management wrote the property down to $400,000 as management’s estimate of the current value of the property less all selling costs.  The write-down was based on proceeding with estimated costs to complete remediation work on the property so it can be sold with an environmental covenant.  Management believes that, after remediation work is complete, the property can be sold net of selling costs for $400,000.  Management anticipates the environmental remediation work can be completed in the second quarter of 2011 when the property would be placed for sale.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses.  The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the three-month periods ended March 31, 2011, and March 31, 2010.  At the bottom of the table, two benchmark percentages are shown.  The first is net charge-offs as a percentage of average loans outstanding for the year.  The second is the total allowance for loan losses as a percentage of total loans.

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2011	2010
	$	$

Balance at January 1,	7,132	5,912
Loans charged off:
Real estate	97	156
Commercial and industrial	29	-
Consumer	23	39
Total charged off	149	195

Recoveries of loans previously charged off:
Real estate	-	-
Commercial and industrial	146	45
Consumer	4	2
Total recovered	150	47
Net loans charged off	(1)	148

Provision charged to operating expense	450	450

Balance at March 31,	7,583	6,214

Net charge-offs as a % of average total loans outstanding	0.00%	0.03%

Allowance at end of period as a % of total loans	1.79%	1.42%

Charge-offs for the three months ended March 31, 2011, were $149,000, compared to $195,000 for the same period in 2010.  Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery.  The real estate and consumer charge-offs were lower in the first three months of 2011 compared to 2010, due to a single real estate loan that was charged off for $156,000 in the first quarter of 2010, and a consumer loan that was charged off for $34,000 in the first quarter of 2010.  Commercial and industrial loan charge-offs were higher in the first quarter of 2011 due to several non-real estate secured commercial loans that were charged off in the first quarter.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided.  The composition of the Corporation’s loan portfolio has undergone minor changes since March 31, 2010.  Management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans.  The financial industry typically evaluates the quality of loans on a scale with unclassified representing healthy loans, to special mention being the first indication of credit concern, to several successive classified ratings indicating further credit declines of substandard, doubtful, and ultimately loss.   Continued downgrades by management in the business loan and business mortgage portfolios have resulted in more classified loans.  Real estate loans represent a more substantial portion of the outstanding loan portfolio and more of these types of loans have indicated deteriorating financial health that may result in future losses.  Conversely, the commercial and industrial loans not secured by real estate represent a smaller portion of the outstanding loan portfolio and these loans have shown improved financial health resulting in less of a need for reserve allocations.  The Corporation’s total classified loans were $20.2 million as of March 31, 2010, $25.2 million as of December 31, 2010, and $27.5 million as of March 31, 2011, net of specifically allocated allowance against these loans of $810,000, $231,000, and $370,000, respectively.  These classifications require larger provision amounts due to a higher potential risk of loss.  The allowance as a percentage of total loans was 1.42% as of March 31, 2010, 1.72% as of December 31, 2010, and 1.79% as of March 31, 2011.  Management anticipates that the allowance percentage will likely continue to climb, consistent with the classified asset trend.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries.  The Corporation has historically experienced very low net charge-off percentages due to strong credit practices.

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

Management continually monitors delinquencies, classified loans, and charge-off activity closely, and is anticipating that there may be some increases throughout the remainder of 2011.  Management practices are in place to reduce the number and severity of losses.  In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $644,000, or 3.1%, to $20,420,000 as of March 31, 2011, from $21,064,000, as of March 31, 2010.  Throughout the period from March 31, 2010, to March 31, 2011, the deprecation recorded on existing assets exceeded the amount of new asset investments resulting in the decline in balance.  In the first quarter of 2010, the renovations at the Corporation’s Denver branch office were placed into service.  As of March 31, 2011, $151,000 was classified as construction in process.  A renovation project is underway at the main office location and is expected to be completed in the third quarter of 2011.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB).  The Corporation’s $4,455,000 of regulatory stock holdings as of March 31, 2011, consisted of $4,267,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock.  All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization.  The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB.  Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level.  In years preceding 2008 and throughout most of 2008, the Corporation earned a return or dividend on the amount invested.  In December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition.  Based on the financial results of the FHLB for the year ended December 31, 2010, and for the three months ended March 31, 2011, management believes that the suspension of the dividend payments is temporary in nature, and will resume at some point in the future.

In the fourth quarter of 2010, the FHLB announced that it would be repurchasing a limited amount of excess capital stock from member institutions.  On October 29, 2010, the Corporation received $236,000 from the FHLB to lower the balance of excess capital stock the Corporation owns.  This brought the total FHLB capital stock holdings to $4,492,000.  Additionally, in the first quarter of 2011, the FHLB again announced it would be repurchasing a limited amount of excess capital stock and the Corporation received $225,000 on February 23, 2011, to once again lower the balance of excess capital stock the Corporation owns to $4,267,000.  While the FHLB has not committed to regular repurchases of excess stock, the Corporation does view these recent actions as a sign that more stock will be repurchased in the future.  Subsequent to March 31, 2011, but prior to the filing of this report, the FHLB did announce an additional capital stock repurchase in April that further reduced the Corporation’s FHLB capital stock position by $213,000 to $4,054,000.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to periodically repurchase excess capital stock and resume payment of a dividend.  Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Deposits

The Corporation’s total ending deposits increased $3.7 million, or 0.6%, and decreased $0.7 million, or 0.1%, from March 31, 2010, and December 31, 2010, respectively.  Customer deposits are the Corporation’s primary source of funding for loans and investments.  During 2010 and continuing into 2011, the economic concerns and poor performance of other types of investments led customers back to banks for safe places to invest money, despite low interest rates.  The mix of deposit categories has remained relatively stable.  The Deposits by Major Classification table, shown below, provides the balances of each category for March 31, 2011, December 31, 2010, and March 31, 2010.

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2011	2010	2010
	$	$	$

Non-interest bearing demand	140,342	131,534	123,653
NOW accounts	60,114	63,877	55,107
Money market deposit accounts	55,617	55,111	51,139
Savings accounts	98,421	92,964	90,104
Time deposits	234,323	246,212	258,967
Brokered time deposits	6,034	5,896	12,164
Total deposits	594,851	595,594	591,134

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

The Corporation has been a stable presence in the local area and offers convenient locations, low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves.   Management has always priced products and services in a manner that makes them affordable for all customers.  This in turn creates a high degree of customer loyalty and a stable deposit base.  Additionally, as financial institutions have come under increased scrutiny from both regulators and customers, the Corporation has maintained an outstanding reputation.  The Corporation’s deposit base increased as a result of customers seeking a longstanding, reliable institution as a partner to meet their financial needs.  Additionally, a new branch location opened in September 2008, expanding the Corporation's market area and contributing to additional deposit growth.

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates.  Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution.  As of March 31, 2011, time deposit balances, excluding brokered deposits, had decreased $24.6 million, or 9.5%, and $11.9 million, or 4.8%, from March 31, 2010, and December 31, 2010, respectively.  The Corporation has recently seen a shift in deposit trends as customers have moved money from time deposits into core checking and savings accounts.  In the current interest rate environment, with the likelihood of market rates increasing in the future, customers are not as willing to invest their funds for a period of time and are more inclined to accumulate their funds in a liquid account that can be accessed at any time.

Time deposits are a safe investment with FDIC coverage insuring no loss of principal up to certain levels.  Prior to October 3, 2008, FDIC coverage was $100,000 on non-IRA time deposits and $250,000 on IRA time deposits.  Effective October 3, 2008, the FDIC insurance increased to $250,000 for all deposit accounts with the signing of the Emergency Economic Stabilization Act of 2008, which was made permanent under the Dodd-Frank Wall Street Reform and Consumer Protection Act.  As the equity markets continued to decline in 2008 and 2009, customers began placing more and more time deposits in financial institutions; however, they did not want to exceed the FDIC insurance limits.  The increase in FDIC coverage generally enabled time deposit customers to increase their deposit balances held with the Corporation.  Previously, a significant segment of the Corporation’s larger CD customers would limit their deposit by account title to $100,000.  Now customers can deposit up to $250,000 with full FDIC coverage, under each form of eligible account ownership.  Management anticipates that the recent declines in time deposits will likely continue until interest rates increase and cause more of a separation between longer-term rates and overnight rates.

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

Borrowings

Total borrowings were $82.0 million, $74.5 million, and $80.0 million as of March 31, 2011, December 31, 2010, and March 31, 2010, respectively.  The Corporation was purchasing no short-term funds as of March 31, 2011, December 31, 2010, or March 31, 2010.  Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.  The short-term funds are purchased through correspondent and member bank relationships as overnight borrowings.

Total long-term borrowings, borrowings initiated for terms longer than one year, were also $82.0 million, $74.5 million, and $80.0 million as of March 31, 2011, December 31, 2010, and March 31, 2010.  The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers.  The repurchase agreement portion of the long-term debt was $30 million at March 31, 2010, and declined to $25 million at March 31, 2011. FHLB advances were $50 million at March 31, 2010, and increased to $57 million at March 31, 2011. Both FHLB advances and repurchase agreements are used as a secondary source of funding and to mitigate interest rate risk.  These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits.  Over the course of the past twelve months, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances at significant rate savings.  Management did proactively seek new advances in the first quarter of 2011 to replace FHLB borrowings that mature later in 2011, causing borrowings to increase by $7.5 million.  In the current interest rate environment, management has preferred to seek new long-term borrowings from FHLB rather than through repurchase agreements.  For this reason, it is likely the FHLB portion of long-term debt will continue to increase with the repurchase agreements reducing as they mature.  Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size.  As of March 31, 2011, the Corporation was within this policy guideline at 7.5% of asset size with $57.0 million of total FHLB borrowings.   The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital.  As of March 31, 2011, the Corporation was within this policy guideline at 108.7% of capital with $82.0 million total borrowings from all sources.  The Corporation has maintained FHLB borrowings and total borrowings within these policy guidelines throughout all of 2010 and the first quarter of 2011.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $213.3 million.  The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by the FHLB.  The nation’s sub-prime and credit crisis of 2008 has led to negative economic events, which has significantly affected real estate valuations, the residential housing industry, and securities consisting of various forms of mortgage-backed financial instruments.  The FHLB has been impacted by these events and is under operating performance pressures and increased regulatory oversight, and has taken steps to preserve capital.  As a result, the FHLB suspended the dividend paid on stock owned by banks that have outstanding FHLB borrowings, and discontinued the regular repurchase of excess stock if a bank reduces its borrowings.  However, as of October 29, 2010, and twice since this date, the FHLB has repurchased a minimal amount of excess stock from member institutions including the Corporation.  Management believes these events signify that the FHLB is making headway in improving its capital position and has also made the move in an effort to restore confidence in the system.  Although these actions by the FHLB are positive, management remains committed to not placing significantly more reliance on the FHLB and staying below the level of borrowings that would require the purchase of additional capital stock.

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels.  The Corporation maintains capital ratios well above those minimum levels and higher than the Corporation’s national peer group average.  The risk-weighted capital ratios are calculated by dividing capital by total risk-weighted assets.  Regulatory guidelines determine the risk-weighted assets by assigning assets to one of four risk-weighted categories.  The calculation of tier I capital to risk-weighted average assets does not include an add-back to capital for the amount of the allowance for loan losses, thereby making this ratio lower than the total capital to risk-weighted assets ratio.

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of March 31, 2011	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	17.5%	8.0%	10.0%
Bank	17.3%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.2%	4.0%	6.0%
Bank	16.0%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.1%	4.0%	5.0%
Bank	10.0%	4.0%	5.0%

As of December 31, 2010
Total Capital to Risk-Weighted Assets
Consolidated	17.5%	8.0%	10.0%
Bank	17.3%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.3%	4.0%	6.0%
Bank	16.1%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	9.8%	4.0%	5.0%
Bank	9.6%	4.0%	5.0%

As of March 31, 2010
Total Capital to Risk-Weighted Assets
Consolidated	16.0%	8.0%	10.0%
Bank	15.8%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	14.7%	4.0%	6.0%
Bank	14.6%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	9.7%	4.0%	5.0%
Bank	9.6%	4.0%	5.0%

The Corporation’s dividends per share for the first quarter of 2011 were $0.24 per share, matching the dividends per share in the first quarter of 2010.  Dividends are paid from current earnings and available retained earnings.  Management’s current capital plan calls for management to maintain tier I leverage capital to average assets between 9.5% and 12.0%.  Management also desires a dividend payout ratio of approximately 40%.  This ratio will vary according to income, but over the long term, management’s goal is to average a payout ratio in this range.  Since the amount of the dividends paid and the payout ratio are heavily dependent on income earned, management decided to reduce the dividend level in the fourth quarter of 2009 to $0.24 per share.  Management determined that a reduction in the quarterly dividend was prudent and appropriate given the current economic conditions.  Reducing the quarterly dividend in 2009 brought it more fully in line with lower current earning levels, which are primarily a result of substantially higher loan loss provisions and FDIC insurance premiums.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles.  This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet.  An unrealized gain increases capital, while an unrealized loss reduces capital.  This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital.  As of March 31, 2011, the Corporation showed unrealized gains, net of tax, of $614,000, compared to unrealized gains of $442,000 as of December 31, 2010, and unrealized gains of $1,142,000 as of March

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

31, 2010.  These unrealized gains or losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above.  The amount of unrealized net gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities which are shown as a reduction to income on the Corporation’s Consolidated Statements of Income.  The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments.  These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time.  As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)
March 31,
2011
$
Commitments to extend credit:
Revolving home equity	16,929
Construction loans	11,703
Real estate loans	5,805
Business loans	52,558
Consumer loans	2,544
Other	3,420
Standby letters of credit	6,070

Total	99,029

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

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

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

Limits on Interchange Fees
Dodd-Frank amends the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

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

As noted in the discussion on deposits, customers have historically provided the Corporation with a reliable and steadily increasing source of funds liquidity.  The Corporation also has in place relationships with other banking institutions for the purpose of buying and selling Federal funds.  The lines of credit with these institutions provide immediate sources of additional liquidity.  The Corporation currently has unsecured lines of credit totaling $35 million.  This does not include amounts available from member banks such as the Federal Reserve Discount Window or the FHLB.

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods.  Management monitors six-month, one-year, three-year, and five-year cumulative gaps to determine liquidity risk.  The Corporation was within internal gap guidelines for all ratios as of March 31, 2011.  During the second quarter of 2010, management implemented prepayment speed assumptions for its securities portfolio to more accurately model principal paydowns received on securities.  It is management’s opinion that these investments are now modeled as accurately as possible and the cash flows received on each bond are reflected appropriately.  After these changes were made, as of June 30, 2010, the Corporation was within the internal gap guidelines for the one-year and three-year gap ratios with the one-year gap at 66% and the three-year gap at 87%.  As of December 31, 2010, these ratios were further improved and all were within the internal guidelines.  The six-month gap ratio showed improvement from December 31, 2010, to March 31, 2011, while the one-year, three-year, and five-year ratios showed slight decreases.  While the ratios declined slightly, they were all still well within policy guidelines.

Generally, through 2010 and into 2011, management had a bias towards rates remaining unchanged for a longer period of time and preferred to maintain gap ratios on the low end of gap guidelines, as it is advantageous to have a smaller amount of assets subject to repricing while interest rates are at historically low levels.  Management took the position that rates could remain low for an extended period of time, which has occurred.  Management also believes that the Corporation’s large securities portfolio, with the vast majority of these securities carrying unrealized gains, is a readily accessible source of liquidity in the event any repositioning of assets is needed.  However, based on the

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

length of past interest rate cycles, and the length that short-term rates have been at historically low levels, there is an increased likelihood that short term rates will have to be increased.  While management believes at this point the current economic conditions have to improve further for short term rates to be increased, it is only prudent to be planning for higher interest rates in 2012.  Therefore, it was important for the Corporation to slowly increase gap ratios to higher levels within management’s preferred range and begin to transition to a rates-up bias in late 2011 and early 2012.  To transition too quickly would subject the Corporation to more repricing risk and could lower net interest margin.  To that regard, it is appropriate to position the Corporation to have higher gap ratios after short-term interest rates have moved up materially.  That way a significant amount of the Corporation’s assets, both loans and securities, do not reprice at the very beginning of the rates-up cycle.

Management expects that the gap ratios will remain within the established guidelines throughout the remainder of 2011.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources.  As of March 31, 2011, the Corporation was within guidelines for all of the above measurements.  As of December 31, 2009, management felt it would be advantageous to change the guideline for securities portfolio liquidity to 5.0% to 10.0% of assets up from the previous guideline of 2.5% to 7.5% of assets.  This change was instituted to afford for greater liquidity within the securities portfolio.  While it has taken some time to reach this target, as of March 31, 2011, investment portfolio liquidity was exactly 5.0% of assets, just within the lower target set by management.  It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists.  Management has also been carrying an average of $10 million or more of available cash on hand on a daily basis throughout most of the first quarter and expects this will continue in the near future to allow for even more liquidity.  All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges.   Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

the course of time.  Additionally, there are many assumptions that factor into the results.  These assumptions include, but are not limited to, the following:

•	Projected interest rates
•	Timing of interest rate changes
•	Changes to the yield curve
•	Prepayment speeds on the loans and mortgage-backed securities
•	Anticipated calls on financial instruments with call options
•	Deposit and loan balance fluctuations
•	Economic conditions
•	Consumer reaction to interest rate changes

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

The first quarter 2011 analysis projects the net interest income expected in the seven modified rate scenarios on a one-year time horizon.  As of March 31, 2011, the Corporation was within guidelines for the maximum amount of net interest income declines given all seven rate scenarios.  The Corporation’s projected net interest income fluctuations given the seven different rate scenarios did not change materially from December 31, 2010.

As of March 31, 2011, the Federal funds stated target rate remained between 0.00% and 0.25%, but effectively the rate has been 0.25% since December 2008.  It is very unlikely the Federal Reserve would lower any key rates, including Federal funds or the Discount rate further.  This means the Corporation’s primary concern in this current rate environment is with higher interest rate scenarios; therefore, they are reviewed with more scrutiny.  For the rates-up 100, 200, and 300 basis-point scenarios, net interest income decreases very slightly compared to the rates unchanged scenario, generally a 1% reduction in net interest income.  The decreases are primarily due to the fact that the Corporation is liability sensitive indicating that fewer assets will reprice than liabilities in a given time period.  For the rates-up 400 basis-point scenario, the net interest income increases slightly, just over 1%, compared to the rates unchanged scenario.  The positive impact of significantly higher rates is due to the impact of assets repricing by the full amount of the Federal rate change which more than offsets the normal liability sensitivity of the Corporation, where a larger amount of liabilities reprice than assets, but they are only repricing by a fraction of the rate change.  In the rates-up scenarios, most of the Corporation’s variable rate loans reprice higher by the full amount of the Federal Reserve’s action; whereas management is generally able to limit the amount of core and time deposit increases to a fraction of the rate increase.  This in essence allows management the ability to neutralize the impact of higher rates by controlling the large amount of liabilities that are repricing. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly over the next twelve months.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk.  The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates.  The calculation of net portfolio value discounts future cash flows to the present value based on current market rates.  The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven modified scenarios mentioned under “Changes in Net Interest Income” above.  As of March 31, 2011, the Corporation was within guidelines for all scenarios with the rates up exposures

Index

ENB FINANCIAL CORP
Management's Discussion and Analysis

very similar to December 31, 2010 measurements.  Generally the rates up 100, 200, and 300 basis-point scenarios showed about 1% more exposure than the December 31, 2010 measurements, with the rates up 400 basis-point scenario nearly unchanged.  While the measurements were very consistent with the prior quarter, they did indicate slightly more exposure.  This indicates that, as rates rise, the Corporation loses net portfolio value, with the value of assets declining at a faster rate than the decrease in the value of deposits.  As a result, beginning in the second quarter of 2011, management has in place plans to reduce the amount of municipal bonds held throughout the remainder of the year through normal maturities and calls.  Management has also reviewed the duration and price volatility of all of the Corporation’s securities to identify and target those taxable securities with the most exposure to higher interest rates for possible sale when it is advantageous to do so, based on market conditions.  It is anticipated that these actions, along with carrying larger cash levels and purchasing shorter duration securities, will allow the Corporation to show slight reductions in the rates up exposure to net portfolio value by June 30, 2011, and the successive quarters of 2011.

The weakness with the net portfolio value analysis is that it assumes liquidation of the Corporation rather than as a going concern.  For that reason, it is considered a secondary measurement of interest rate risk to “Changes in Net Interest Income” discussed above.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2011, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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
March 31, 2011

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

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry.  Management has not identified any new risk factors since the December 31, 2010 Form 10-K filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Nothing to Report

Item 3.	Defaults Upon Senior Securities – Nothing to Report

Item 4.	(Removed and Reserved)

Item 5.	Other Information – Nothing to Report

Index

ENB FINANCIAL CORP

Item 6.	Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Incorporation of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	2001 Employee Stock Purchase Plan	****

10.3	2010 Non-Employee Directors’ Stock Plan	*****

11	Statement re: computation of per share earnings	4
	(Included on page 4 herein)

31.1	Section 302 Chief Executive Officer Certification	60

31.2	Section 302 Principal Financial Officer Certification	61

32.1	Section 1350 Chief Executive Officer Certification	62

32.2	Section 1350 Principal Financial Officer Certification	63

*Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.

**Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.

***Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2008.

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

ENB Financial Corp
(Registrant)

Dated: May 11, 2011	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
President & CEO

Dated: May 11, 2011	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

Index

ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2001 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.)
10.3	2010 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 60
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 61
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 62
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 63