Form 10-Q
period 2011-06-30
ENB Financial Corp
filed 2011-08-12
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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
Yes ☐            No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2011, the registrant had 2,861,362 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP
INDEX TO FORM 10-Q
June 30, 2011

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENB Financial Corp
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,	June 30,
	2011	2010	2010
(Dollars in thousands, except share data)	$	$	$
ASSETS
Cash and due from banks	10,335	9,388	10,588
Intererest-bearing deposits in other banks	28,237	16,838	9,765
Federal funds sold	-	3,000	3,000

Total cash and cash equivalents	38,572	29,226	23,353

Securities available for sale (at fair value)	265,637	259,138	256,079

Loans held for sale	253	771	111

Loans (net of unearned income)	409,002	415,234	426,713

Less: Allowance for loan losses	7,801	7,132	6,413

Net loans	401,201	408,102	420,300

Premises and equipment, net	20,523	20,487	20,844

Regulatory stock	4,242	4,680	4,916

Bank owned life insurance	16,213	15,891	15,567

Other assets	7,933	9,474	10,675

Total assets	754,574	747,769	751,845

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	137,928	131,534	124,260
Interest-bearing	455,561	464,060	468,242

Total deposits	593,489	595,594	592,502

Long-term debt	79,000	74,500	80,000
Other liabilities	3,157	3,442	4,975

Total liabilities	675,646	673,536	677,477

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,860,877
(Issued 2,869,557 and Outstanding 2,856,039 as of 12-31-10)
(Issued 2,869,557 and Outstanding 2,848,270 as of 6-30-10)	574	574	574
Capital surplus	4,315	4,325	4,364
Retained earnings	71,404	69,226	67,368
Accumulated other comprehensive income, net of tax	2,847	442	2,597
Less: Treasury stock shares at cost 8,680 (13,518 shares
as of 12-31-10 and 21,287 shares as of 6-30-10)	(212)	(334)	(535)

Total stockholders' equity	78,928	74,233	74,368

Total liabilities and stockholders' equity	754,574	747,769	751,845

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Income (Unaudited)
Periods Ended June 30, 2011 and 2010

	Three Months		Six Months
	2011	2010	2011	2010
(Dollars in thousands, except share data)	$	$	$	$
Interest and dividend income:

Interest and fees on loans	5,444	5,657	10,885	11,245
Interest on securities available for sale
Taxable	1,607	1,910	3,107	3,841
Tax-exempt	836	739	1,698	1,341
Interest on federal funds sold	13	2	18	4
Dividend income	31	32	66	63

Total interest and dividend income	7,931	8,340	15,774	16,494

Interest expense:
Interest on deposits	1,301	1,885	2,735	3,812
Interest on short-term borrowings	-	-	-	1
Interest on long-term debt	791	830	1,553	1,713

Total interest expense	2,092	2,715	4,288	5,526

Net interest income	5,839	5,625	11,486	10,968

Provision for loan losses	450	450	900	900

Net interest income after provision for loan losses	5,389	5,175	10,586	10,068

Other income:
Trust and investment services income	316	277	594	564
Service fees	455	578	885	1,122
Commissions	482	408	907	761
Gains on securities transactions, net	593	350	1,077	558
Impairment losses on securities:
Impairment losses on investment securities	(1,267)	(666)	(1,414)	(715)
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	1,195	611	1,195	611
Net impairment losses on investment securities	(72)	(55)	(219)	(104)
Gains on sale of mortgages	26	48	80	63
Losses on sale of loans	(263)	-	(263)	-
Earnings on bank owned life insurance	147	142	293	289
Other Income	66	51	176	227

Total other income	1,750	1,799	3,530	3,480

Operating expenses:
Salaries and employee benefits	2,810	2,728	5,662	5,420
Occupancy	396	408	807	815
Equipment	202	208	398	416
Advertising & marketing	94	122	165	234
Computer software & data processing	392	396	777	759
Bank shares tax	208	191	416	382
Professional services	386	414	687	784
FDIC Insurance	123	172	345	340
Other Expense	373	452	733	794

Total operating expenses	4,984	5,091	9,990	9,944

Income before income taxes	2,155	1,883	4,126	3,604

Provision for federal income taxes	303	233	577	486

Net income	1,852	1,650	3,549	3,118

Earnings per share of common stock	0.65	0.58	1.24	1.10

Cash dividends paid per share	0.24	0.24	0.48	0.48

Weighted average shares outstanding	2,858,564	2,843,176	2,857,170	2,841,311

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Comprehensive Income (Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

	Three Months		Six Months
	2011	2010	2011	2010
(Dollars in thousands)	$	$	$	$

Net income	1,852	1,650	3,549	3,118

Other comprehensive income arising during the period	2,862	1,910	2,786	3,872

Reclassification adjustment for gains realized in income	(593)	(350)	(1,077)	(558)

Reclassification adjustment for other-than-temporary impairment
losses realized in income	72	55	219	104

Other comprehensive income before tax	3,383	2,205	3,644	4,326

Income taxes related to comprehensive income	1,150	750	1,239	1,471

Other comprehensive income	2,233	1,455	2,405	2,855

Comprehensive income	4,085	3,105	5,954	5,973

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB Financial Corp
CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)	Six Months Ended June 30,
	2011	2010
	$	$
Cash flows from operating activities:
Net income	3,549	3,118
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities and loan fees	866	590
Increase in interest receivable	(12)	(171)
Decrease in interest payable	(150)	(91)
Provision for loan losses	900	900
Gains on securities transactions	(1,077)	(558)
Impairment losses on securities	219	104
Losses on the sale of student loans	263	-
Gains on sale of mortgages	(80)	(63)
Loans originated for sale	(5,452)	(4,226)
Proceeds from sales of loans	6,050	4,357
Earnings on bank-owned life insurance	(293)	(289)
Losses on sale of other real estate owned	-	34
Depreciation of premises and equipment and amortization of software	677	680
Deferred income tax	(20)	(282)
Decrease in federal deposit insurance	315	305
Other assets and other liabilities, net	(176)	(647)
Net cash provided by operating activities	5,579	3,761

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	28,470	27,126
Proceeds from sales	45,988	24,689
Purchases	(77,324)	(67,401)
Redemptions of regulatory bank stock	438	-
Purchase of bank-owned life insurance	(29)	(30)
Proceeds from sale of student loans	7,981	-
Net (increase) decrease in loans	(2,239)	343
Purchases of premises and equipment	(568)	(530)
Purchase of computer software	(86)	(230)
Net cash provided by (used in) investing activities	2,631	(16,033)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	12,358	16,326
Net (decrease)/increase in time deposits	(14,463)	6,233
Proceeds from long-term debt	7,500	7,500
Repayments of long-term debt	(3,000)	(10,000)
Dividends paid	(1,371)	(1,363)
Treasury stock sold	231	182
Treasury stock purchased	(119)	-
Net cash provided by financing activities	1,136	18,878
Increase in cash and cash equivalents	9,346	6,606
Cash and cash equivalents at beginning of period	29,226	16,747
Cash and cash equivalents at end of period	38,572	23,353

Supplemental disclosures of cash flow information:
Interest paid	4,438	5,617
Income taxes paid	690	940

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned held for sale from loans	-	429
Fair value adjustments for securities available for sale	3,644	4,326

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

ENB Financial Corp (“the Corporation”) is the bank holding company for Ephrata National Bank (the “Bank”), which is a wholly-owned subsidiary of ENB Financial Corp. This Form 10-Q, for the second quarter of 2011, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.	Securities Available for Sale

The amortized cost and fair value of securities held at June 30, 2011, and December 31, 2010, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
June 30, 2011
U.S. treasuries & government agencies	45,650	1,782	-	47,432
U.S. agency mortgage-backed securities	46,881	683	(6)	47,558
U.S. agency collateralized mortgage obligations	56,962	869	(122)	57,709
Private collateralized mortgage obligations	11,898	104	(1,195)	10,807
Corporate bonds	17,765	312	(22)	18,055
Obligations of states and political subdivisions	78,167	2,166	(207)	80,126
Total debt securities	257,323	5,916	(1,552)	261,687
Marketable equity securities	4,000	-	(50)	3,950
Total securities available for sale	261,323	5,916	(1,602)	265,637

December 31, 2010
U.S. treasuries & government agencies	46,701	1,310	(125)	47,886
U.S. agency mortgage-backed securities	38,201	844	(207)	38,838
U.S. agency collateralized mortgage obligations	64,713	886	(206)	65,393
Private collateralized mortgage obligations	12,900	132	(1,220)	11,812
Corporate bonds	11,749	234	(74)	11,909
Obligations of states and political subdivisions	80,204	602	(1,405)	79,401
Total debt securities	254,468	4,008	(3,237)	255,239
Marketable equity securities	4,000	-	(101)	3,899
Total securities available for sale	258,468	4,008	(3,338)	259,138

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at June 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	27,004	27,332
Due after one year through five years	88,951	90,682
Due after five years through ten years	66,165	67,337
Due after ten years	75,203	76,336
Total debt securities	257,323	261,687

Securities available for sale with a par value of $70,609,000 and $66,801,000 at June 30, 2011, and December 31, 2010, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $75,315,000 at June 30, 2011, and $70,718,000 at December 31, 2010.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2011	2010
	$	$
Proceeds from sales	45,988	24,689
Gross realized gains	1,252	591
Gross realized losses	175	33

SUMMARY OF GAINS AND LOSSES ON SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2011	2010
	$	$
Gross realized gains	1,252	591

Gross realized losses	175	33
Impairment on securities	219	104
Total gross realized losses	394	137

Net gains on securities	858	454

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

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. As of June 30, 2011, four private collateralized mortgage obligations (PCMO) were considered to be other-than-temporarily impaired, and the cash flow analysis on two of these four securities indicated a need to take additional impairment charges. Impairment charges of $72,000 were recorded on these two securities as of June 30, 2011. Impairment charges of $147,000 were recorded on the four PCMO securities considered to be other-than-temporarily impaired as of March 31, 2011, resulting in total impairment in 2011 of $219,000. As of December 31, 2010, the same four PCMOs were considered to be other-than-temporarily impaired. Of these four securities, only two had impairment taken during 2010 in the amount of $393,000. Cumulative impairment on the four PCMO securities deemed impaired as of June 30, 2011, was $951,000. Information pertaining to securities with gross unrealized losses at June 30, 2011, and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of June 30, 2011
U.S. treasuries & government agencies	-	-	-	-	-	-
U.S. agency mortgage-backed securities	3,084	(6)	-	-	3,084	(6)
U.S. agency collateralized mortgage obligations	7,181	(122)	-	-	7,181	(122)
Private collateralized mortgage obligations	-	-	6,719	(1,195)	6,719	(1,195)
Corporate bonds	3,500	(22)	-	-	3,500	(22)
Obligations of states & political subdivisions	10,238	(147)	2,756	(60)	12,994	(207)

Total debt securities	24,003	(297)	9,475	(1,255)	33,478	(1,552)

Marketable equity securities	-	-	950	(50)	950	(50)

Total temporarily impaired securities	24,003	(297)	10,425	(1,305)	34,428	(1,602)

As of December 31, 2010
U.S. treasuries & government agencies	5,904	(125)	-	-	5,904	(125)
U.S. agency mortgage-backed securities	16,331	(207)	-	-	16,331	(207)
U.S. agency collateralized mortgage obligations	21,256	(206)	-	-	21,256	(206)
Private collateralized mortgage obligations	-	-	7,377	(1,220)	7,377	(1,220)
Corporate bonds	4,588	(74)	-	-	4,588	(74)
Obligations of states & polititcal subdivisions	42,453	(1,294)	3,568	(111)	46,021	(1,405)

Total debt securities	90,532	(1,906)	10,945	(1,331)	101,477	(3,237)

Marketable equity securities	-	-	1,899	(101)	1,899	(101)

Total temporarily impaired securities	90,532	(1,906)	12,844	(1,432)	103,376	(3,338)

In the debt security portfolio, there are 40 positions that are considered temporarily impaired at June 30, 2011. Of those 40 positions, four PCMOs were the only instruments considered other-than-temporarily impaired at June 30, 2011.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The Corporation evaluates both equity and debt securities with fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such an evaluation. The Corporation adopted a provision of U.S. generally accepted accounting principles which provides for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss), which is recognized in earnings, and (b) the amount of total OTTI related to all other factors, which is recognized, net of taxes, as a component of accumulated other comprehensive income. The adoption of this provision was only applicable to the four PCMOs since these were the only instruments management deemed to be other-than-temporarily impaired.

The impairment on the PCMOs is a result of a deterioration of expected cash flows on these securities due to higher projected credit losses than the amount of credit protection carried by these securities. Specifically, the foreclosure and severity rates have been running at levels where expected principal losses are in excess of the remaining credit protection on these instruments. The projected principal losses are based on prepayment speeds that are equal to or slower than the actual last twelve month prepayment speeds the particular securities have experienced. Every quarter management evaluates third party reporting showing projected principal losses based on various prepayment speed and severity rate scenarios. Based on the assumption that all loans over 60 days delinquent will default and at a severity rate equal to or above that previously experienced, and based on historical and expected prepayment speeds, management determined that it was appropriate to take additional impairment on four PCMOs in the first half of 2011.

The following table summarizes the cumulative roll-forward of credit losses on the Corporation’s other-than-temporarily impaired PCMOs recorded in earnings, for which a portion was also recognized as a component of other comprehensive income for the six months ended June 30, 2011, and June 30, 2010:

CREDIT LOSSES ON OTHER-THAN-TEMPORARILY IMPAIRED SECURITIES
(DOLLARS IN THOUSANDS)

	2011	2010
	$	$

Balance as of January 1	732	369

Additional credit losses on debt securities for which other-
than-temporary impairment was previously recognized	219	104

Balance as of June 30	951	473

The following table reflects the book value, market value, and unrealized loss as of June 30, 2011, on the four PCMO securities held which had impairment taken in 2011. The values shown are after the Corporation recorded year-to-date impairment charges of $219,000 through June 30, 2011. The $219,000 is deemed to be a credit loss and is the amount that management expects the principal loss will be by the time these four securities mature. The remaining $1,195,000 of unrealized losses is deemed to be a market value loss that is considered temporary. Prior to the impairment charge, these four securities had unrealized losses of $1,414,000.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

SECURITY IMPAIRMENT CHARGES
(DOLLARS IN THOUSANDS)

	As of June 30, 2011			Year-to-Date 2011
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	7,914	6,719	(1,195)	(219)

Recent market conditions throughout the financial sector have made the evaluation regarding the possible impairment of PCMOs difficult to fully determine given the volatility of their pricing, based not only on interest rate changes, but collateral uncertainty as well. The Corporation’s mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs) holdings are backed by the U.S. government, and therefore, experience significantly less volatility and uncertainty than the PCMO securities. The Corporation’s PCMO holdings make up a minority of the total MBS, CMO, and PCMO securities held. As of June 30, 2011, on an amortized cost basis, PCMOs accounted for 10.3% of the Corporation’s total MBS, CMO, and PCMO holdings, compared to 11.1% as of December 31, 2010. As of June 30, 2011, six PCMOs were held with one rated AAA by S&P and the remaining five securities rated below investment grade which is considered BBB- for S&P and Baa3 for Moody. On June 7, 2011, one PCMO was rated BB by Fitch but was still rated AAA by S&P. For purposes of reporting, management goes by the lowest grade and, in this case, the PCMO is considered below investment grade. Impairment charges, as detailed above, were taken on four of these securities during 2011.

Management conducts impairment analysis on a quarterly basis and currently has no plans to sell these securities as cash flow analysis performed under severe stress testing does not indicate a need to take further impairment on the bonds that are considered impaired and does not show principal losses on the two bonds that are not deemed as impaired.

The net unrealized loss position on all of the Corporation’s PCMOs has remained nearly unchanged since December 31, 2010, with net unrealized losses of $1,091,000 as of June 30, 2011, compared to $1,088,000 as of December 31, 2010. The same two PCMOs which carried gains of $132,000 as of December 31, 2010, were carrying gains of $104,000 as of June 30, 2011. Due to the steady monthly principal payments that are occurring on all of the PCMO bonds, management anticipates that the net unrealized loss position on these bonds will also generally decline in proportion to the percentage decline in principal value. Management has concluded that, as of June 30, 2011, the unrealized losses outlined in the above table represent temporary declines. The Corporation does not intend to sell, and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

For U.S agencies, U.S. agency backed MBS and CMOs management analyzes these securities for impairment based on the amount of unrealized loss carried and the length of time the loss was carried. Due to the implied AAA rating and backing of the U.S. government the likelihood of a loss of principal on these bonds is remote. No unrealized losses existed on the Corporation’s U.S. agencies as of June 30, 2011. The unrealized losses that existed on the U.S. agency MBS and U.S. agency CMOs were very low at $6,000 and $122,000 respectively and both existed for less than twelve months. Management performs the same impairment analysis for the Corporation’s tax exempt municipal bond securities, but since these securities are not backed by the U.S. government, management evaluates the credit quality of the municipality by monitoring credit ratings and outlooks, insurance backing if applicable, and tracking all municipalities that have lost their rating or have unrealized losses in excess of 10%. Management has determined that these securities are not other than temporarily impaired but the unrealized losses are a result of interest rate changes.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

3.	Loans and Allowance for Loan Losses

The following tables present the Corporation’s loan portfolio by category of loans as of June 30, 2011, and December 31, 2010, and the summary of the allowance for loan losses for the six months ended June 30, 2011, and June 30, 2010.

LOAN PORTFOLIO
(DOLLARS IN THOUSANDS)

	June 30,	December 31,
	2011	2010
	$	$
Commercial real estate
Commercial mortgages	98,101	96,256
Agriculture mortgages	68,756	60,513
Construction	11,853	14,781
Total commercial real estate	178,710	171,550

Consumer real estate (a)
1-4 family residential mortgages	137,614	137,361
Home equity loans	16,950	17,719
Home equity lines of credit	13,305	12,490
Total consumer real estate	167,869	167,570

Commercial and industrial
Commercial and industrial	26,601	28,434
Tax-free loans	20,956	23,028
Agriculture loans	10,564	11,756
Total commercial and industrial	58,121	63,218

Consumer	4,409	13,045

Gross loans prior to deferred fees	409,109	415,383
Less:
Deferred loan fees, net	107	149
Allowance for loan losses	7,801	7,132
Total net loans	401,201	408,102

(a)	Real estate loans serviced for Fannie Mae, which are not included in the Consolidated Balance Sheets, totaled $9,483,000 and $10,101,000 as of June 30, 2011, and December 31, 2010, respectively.

ALLOWANCE FOR LOAN LOSSES SUMMARY
(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2011	2010
	$	$
Balance at January 1	7,132	5,912
Amounts charged off	(436)	(467)
Recoveries of amounts previously charged off	205	68
Balance before current year provision	6,901	5,513
Provision charged to operating expense	900	900
Balance at June 30	7,801	6,413

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of June 30, 2011, and December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE
(DOLLARS IN THOUSANDS)

June 30, 2011	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	73,020	63,307	7,856	22,173	20,956	9,729	197,041
Special Mention	7,544	1,604	881	1,271	-	477	11,777
Substandard	17,537	3,845	3,116	3,157	-	358	28,013
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	98,101	68,756	11,853	26,601	20,956	10,564	236,831

December 31, 2010	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	72,541	53,757	11,377	20,286	23,028	10,932	191,921
Special Mention	8,657	5,667	126	2,403	-	589	17,442
Substandard	15,058	1,089	3,278	5,745	-	235	25,405
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	96,256	60,513	14,781	28,434	23,028	11,756	234,768

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

non-performing. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of June 30, 2011, and December 31, 2010:

CONSUMER CREDIT EXPOSURE
CREDIT RISK PROFILE BY PAYMENT PERFORMANCE
(DOLLARS IN THOUSANDS)

June 30, 2011	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	137,239	16,950	13,305	4,409	171,903
Non-performing	375	-	-	-	375

Total	137,614	16,950	13,305	4,409	172,278

December 31, 2010	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	137,268	17,661	12,490	13,044	180,463
Non-performing	93	58	-	1	152

Total	137,361	17,719	12,490	13,045	180,615

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of June 30, 2011, and December 31, 2010:

AGING OF LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
June 30, 2011	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	152	-	-	152	97,949	98,101	-
Agriculture mortgages	94	-	-	94	68,662	68,756	-
Construction	-	-	-	-	11,853	11,853	-
Consumer real estate
1-4 family residential mortgages	708	37	375	1,120	136,494	137,614	375
Home equity loans	115	34	-	149	16,801	16,950	-
Home equity lines of credit	-	-	-	-	13,305	13,305	-
Commercial and industrial
Commercial and industrial	179	-	-	179	26,422	26,601	-
Tax-free loans	-	-	-	-	20,956	20,956	-
Agriculture loans	-	-	-	-	10,564	10,564	-
Consumer	10	4	-	14	4,395	4,409	-
Total	1,258	75	375	1,708	407,401	409,109	375

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2010	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	305	81	1,502	1,888	94,368	96,256	-
Agriculture mortgages	-	-	-	-	60,513	60,513	-
Construction	-	-	224	224	14,557	14,781	-
Consumer real estate
1-4 family residential mortgages	1,201	113	93	1,407	135,954	137,361	93
Home equity loans	133	82	58	273	17,446	17,719	58
Home equity lines of credit	-	-	-	-	12,490	12,490	-
Commercial and industrial
Commercial and industrial	23	1	-	24	28,410	28,434	-
Tax-free loans	-	-	-	-	23,028	23,028	-
Agriculture loans	-	-	-	-	11,756	11,756	-
Consumer	27	5	1	33	13,012	13,045	1
Total	1,689	282	1,878	3,849	411,534	415,383	152

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2011, and December 31, 2010:

NONACCRUAL LOANS BY LOAN CLASS
(DOLLARS IN THOUSANDS)

	June 30,	December 31,
	2011	2010
	$	$

Commercial real estate
Commercial mortgages	1,373	3,280
Agriculture mortgages	-	-
Construction	-	224
Consumer real estate
1-4 family residential mortgages	148	-
Home equity loans	127	-
Home equity lines of credit	-	-
Commercial and industrial
Commercial and industrial	317	377
Tax-free loans	-	-
Agriculture loans	-	-
Consumer	-	-
Total	1,965	3,881

As of June 30, 2011, and December 31, 2010, all of the Corporation’s loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the six months ended June 30, 2011, and June 30, 2010, is as follows:

IMPAIRED LOANS
(DOLLARS IN THOUSANDS)

	June 30,	June 30,
	2011	2010
	$	$
Impaired loans
Average recorded balance of impaired loans	4,304	7,326
Interest income recognized on impaired loans	107	25

Interest income on loans would have increased by approximately $35,000 for the six months ended June 30, 2011, and $205,000 for the six months ended June 30, 2010, had these loans performed in accordance with their original terms.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of June 30, 2011, and December 31, 2010:

IMPAIRED LOAN ANALYSIS
BALANCES AS OF JUNE 30, 2011
(DOLLARS IN THOUSANDS)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate
Commercial mortgages	504	684	-	883	16
Agriculture mortgages	1,671	1,671	-	1,666	60
Construction	-	67	-	94	1
Total commercial real estate	2,175	2,422	-	2,643	77

Commercial and industrial
Commercial and industrial	96	96	-	125	-
Tax-free loans	-	-	-	-	-
Agriculture loans	-	-	-	-	-
Total commercial and industrial	96	96	-	125	-

Total with no related allowance	2,271	2,518	-	2,768	77

With an allowance recorded:
Commercial real estate
Commercial mortgages	1,221	1,474	200	1,311	-
Agriculture mortgages	-	-	-	-	-
Construction	-	-	-	-	-
Total commercial real estate	1,221	1,474	200	1,311	-

Commercial and industrial
Commercial and industrial	243	243	72	225	30
Tax-free loans	-	-	-	-	-
Agriculture loans	-	-	-	-	-
Total commercial and industrial	243	243	72	225	30

Total with a related allowance	1,464	1,717	272	1,536	30

Total by loan class:
Commercial real estate
Commercial mortgages	1,725	2,158	200	2,194	16
Agriculture mortgages	1,671	1,671	-	1,666	60
Construction	-	67	-	94	1
Total commercial real estate	3,396	3,896	200	3,954	77

Commercial and industrial
Commercial and industrial	339	339	72	350	30
Tax-free loans	-	-	-	-	-
Agriculture loans	-	-	-	-	-
Total commercial and industrial	339	339	72	350	30

Total	3,735	4,235	272	4,304	107

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS
BALANCES AS OF DECEMBER 31, 2010
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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$

Allowance for credit losses:
Beginning balance	2,605	1,254	2,816	75	382	7,132

Charge-offs	(97)	(14)	(315)	(10)	-	(436)
Recoveries	-	-	200	5	-	205
Provision	694	32	231	(11)	(46)	900

Ending balance	3,202	1,272	2,932	59	336	7,801

Ending balance: individually
evaluated for impairment	200	-	72	-	-	272
Ending balance: collectively
evaluated for impairment	3,002	1,272	2,860	59	336	7,529

Loans receivable:
Ending balance	178,710	167,869	58,121	4,409		409,109
Ending balance: individually
evaluated for impairment	3,396	-	339	-		3,735
Ending balance: collectively
evaluated for impairment	175,314	167,869	57,782	4,409		405,374

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

4.	Fair Value Presentation

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of June 30, 2011, and December 31, 2010, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:
(DOLLARS IN THOUSANDS)

	June 30, 2011
	Level I	Level II	Level III	Total
U.S. treasuries & government agencies	$-	$47,432	$-	$47,432
U.S. agency mortgage-backed securities	-	47,558	-	47,558
U.S. agency collateralized mortgage obligations	-	57,709	-	57,709
Private collateralized mortgage obligations	-	10,807	-	10,807
Corporate debt securities	-	18,055	-	18,055
Obligations of states & political subdivisions	-	80,126	-	80,126
Equity securities	3,950	-	-	3,950

Total securities	$3,950	$261,687	$-	$265,637

On June 30, 2011, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of June 30, 2011, the CRA fund investments had a $4,000,000 book value with a fair market value of $3,950,000.

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

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

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no level III securities as of June 30, 2011, or December 31, 2010.

The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of June 30, 2011, December 31, 2010, and June 30, 2010, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS
(DOLLARS IN THOUSANDS)

	June 30, 2011
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$3,463	$3,463
OREO	-	-	400	400
Total	$-	$-	$3,863	$3,863

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$5,325	$5,325
OREO	-	-	400	400
Total	$-	$-	$5,725	$5,725

	June 30, 2010
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$-	$-	$6,361	$6,361
OREO	914	-	-	914
Total	$914	$-	$6,361	$7,275

The Corporation had a total of $3,735,000 of impaired loans as of June 30, 2011, with $272,000 of specifically allocated allowance against these loans. The Corporation had a total of $5,556,000 of impaired loans as of December 31, 2010, with $231,000 of specifically allocated allowance against these loans, and $6,939,000 of impaired loans at June 30, 2010, with $578,000 of specifically allocated allowance against these loans. Impaired loans are valued based on a discounted present value of expected future cash flows.

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. The Corporation’s OREO balance consists of one manufacturing property that has been classified as OREO since December 2006. Management has estimated the current value of the OREO property at $400,000 utilizing level III pricing. As of June 30, 2010, there was a signed agreement of sale on this property that directly supported the sales price less estimated costs to sell and was therefore shown as level I pricing. That agreement of sale expired at the end of 2010. As a result, the OREO valuation was written down by $120,000 as of December 31, 2010, to reflect management’s

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

best estimate of the current fair value of the property less anticipated selling costs. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Corporation's financial instruments at June 30, 2011, December 31, 2010, and June 30, 2010, are as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

	June 30,		December 31,		June 30,
	2011		2010		2010
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	$	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	38,572	38,572	29,226	29,226	23,353	23,353
Securities available for sale	265,637	265,637	259,138	259,138	256,079	256,079
Regulatory stock	4,242	4,242	4,680	4,680	4,916	4,916
Loans held for sale	253	253	771	771	111	111
Loans, net of allowance	401,201	410,568	408,102	409,238	420,300	425,492
Accrued interest receivable	3,056	3,056	3,044	3,044	3,300	3,300
Bank owned life insurance	16,213	16,213	15,891	15,891	15,567	15,567
Mortgage servicing assets	30	30	32	32	39	39

Financial Liabilities:
Demand deposits	137,928	137,928	131,534	131,534	124,260	124,260
NOW accounts	63,397	63,397	63,877	63,877	58,153	58,153
Savings accounts	100,566	100,566	92,964	92,964	92,180	92,180
Money market deposit accounts	53,953	53,953	55,111	55,111	50,014	50,014
Time deposits	237,645	241,273	252,108	256,233	267,895	272,679
Total deposits	593,489	597,117	595,594	599,719	592,502	597,286

Long-term borrowings	79,000	83,304	74,500	79,083	80,000	85,318

Accrued interest payable	1,118	1,118	1,268	1,268	1,401	1,401

6.	Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of June 30, 2011, firm loan commitments were $8.7 million, unused lines of credit were $92.4 million, and open letters of credit were $7.0 million. The total of these commitments was $108.1 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	Monetary and interest rate policies of the Federal Reserve Board
•	Effects of deteriorating economic conditions, specifically the effect on loan customers to repay loans
•	Political changes and their impact on new laws and regulations
•	Volatility of the securities markets
•	Competitive forces in the financial services industry
•	Changes in deposit flows, loan demand, or real estate and investment securities values
•	Changes in accounting principles, policies, or guidelines
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
•	The impact of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations issued there under

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

Results of Operations

Overview

The Corporation recorded net income of $1,852,000 and $3,549,000 for the three and six-month periods ended June 30, 2011, a 12.2% and 13.8% increase, over the $1,650,000 and $3,118,000 earned during the same periods in 2010. Earnings per share, basic and diluted, were $0.65 and $1.24 for the three and six months ended June 30, 2011, compared to $0.58 and $1.10 for the same periods in 2010.

The Corporation’s net interest income for the three and six months ended June 30, 2011, showed significant improvement over the same periods in 2010. Net interest income was $5,839,000 for the second quarter of 2011,

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

compared to $5,625,000 for the same quarter in 2010, a 3.8% increase. Year-to-date net interest income was $11,486,000 as of June 30, 2011, a 4.7% increase, over the $10,968,000 earned in the first six months of 2010. The Corporation’s net interest margin was 3.62% for the second quarter of 2011, compared to 3.56% for the second quarter of 2010. The Corporation’s year-to-date net interest margin was 3.59% through June 30, 2011, as compared to 3.48% for the same period in 2010.

The Corporation recorded a provision for loan loss expense of $450,000 for the second quarter of 2011, and $900,000 for the six months ended June 30, 2011, matching the provision expense recorded in the same periods of 2010. The provision was sharply increased in the third quarter of 2009 to compensate for the rising level of delinquencies and non-performing loans and to continue to build the Corporation’s allowance for loan losses as a percentage of total loans. Management has maintained this higher provision in 2011 despite delinquency trends improving materially from December 31, 2010 to June 30, 2011, because the Corporation’s classified loans have continued to rise, so the higher provision is appropriate and necessary to provide for possible losses in the loan portfolio. Due to the higher provision expense, the allowance as a percentage of loans has increased from 1.50% as of June 30, 2010, to 1.91% as of June 30, 2011. More detail is provided in the Provision for Loan Losses section that follows and the Allowance for Loan Losses section under Financial Condition.

Other income, excluding the gain or loss on the sale of securities and impairment losses on securities, decreased 18.3%, or $275,000, for the second quarter of 2011, compared to 2010. For the first six months of 2011, other income, excluding the gain or loss on the sale of securities and impairment losses on securities, decreased 11.7%, or $354,000, compared to the same period in 2010. Meanwhile, operational costs for the three months ended June 30, 2011, compared to the same period in 2010, decreased at a pace of 2.1%, or $107,000. For the first six months of 2011, total operational costs increased marginally by 0.5%, or $46,000, over the same period in 2010.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE increased for the three and six months ended June 30, 2011, compared to the same periods in 2010, due to the increase in the Corporation’s income.

Key Ratios	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Return on Average Assets	0.99%	0.88%	0.96%	0.85%
Return on Average Equity	9.73%	9.14%	9.52%	8.84%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Non-interest income
•	Non-interest expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. Net interest income generated 76.5% of the Corporation’s gross revenue stream in the first six months of 2011 compared to 75.9% in the same period of 2010. Gross revenue consists of net interest income before the provision for loan losses, plus other income. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income. The amount of FTE adjustment totaled $512,000 for the three months ended June 30, 2011, and $1,042,000 for the six months ended June 30, 2011, compared to $509,000 and $946,000 for the same periods in 2010.

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

NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	$	$	$	$
Total interest income	7,931	8,340	15,774	16,494
Total interest expense	2,092	2,715	4,288	5,526

Net interest income	5,839	5,625	11,486	10,968
Tax equivalent adjustment	512	509	1,042	946

Net interest income (fully taxable equivalent)	6,351	6,134	12,528	11,914

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

The Federal funds rate, which is the overnight rate financial institutions charge other financial institutions to borrow or invest overnight funds, declined from 5.25% in August 2007 to 0.25% by December 2008. With the last rate move on December 16, 2008, the Federal Reserve Bank cut the Federal funds rate from 1.00% to a target rate of 0.00% to 0.25%. The Federal funds rate has effectively remained at 0.25% ever since and is the rate at the time of this filing. The historically low Federal funds rate, along with historically low U.S. Treasury and other market rates, has allowed the Corporation to reduce interest rates paid on deposit products and has reduced the cost of all types of borrowings, allowing management to reduce the cost of funds and reduce the Corporation’s interest expense. The Prime rate declined in tandem with the Federal funds rate over the same period mentioned above, reducing the loan rates for prime-based loans. Market interest rates have remained very low from a historical perspective for 2009, 2010, and to date in 2011. This has resulted in lower fixed rates on loans and securities, which management purchases with excess liquidity. Therefore, the historically low rates have had offsetting positive and negative impacts respectively to the Corporation’s NII, but more recently, the Corporation has been able to increase the net interest margin.

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

Even though the Federal funds rate remains at a historic low of 0.25%, the Treasury yield curve has retained sufficient slope to allow banks the ability to invest or lend at longer terms with higher yields. Mid-term and long-term rates have decreased slightly since the end of 2010 but the yield curve still offers close to 275 basis points of slope between the 2-year and 10-year Treasury. As of December 31, 2010, the two-year Treasury was approximately 0.61%, the five-year Treasury was approximately 2.01%, and the ten-year Treasury was approximately 3.30%. As of March 31, 2011, the two-year rate had increased to 0.80%, the five-year to 2.24%, and the ten-year to 3.47%. Between March 31, 2011, and June 30, 2011, the Treasury rates declined and, as of June 30, 2011, the two-year Treasury was 0.45% and the five-year and ten-year Treasury rates were 1.76% and 3.18%, respectively. Since deposits and borrowings generally price off short-term rates, the extremely low cost of short-term funds permitted management to continue to reduce the overall cost of funds during the second quarter of 2011. Management continued to reprice time deposits and borrowings to lower levels. Meanwhile, management continued to invest in securities and originate loans at longer terms, where the U.S. Treasury curve and market rates are higher, but down from levels experienced in the first half of 2010.

Management anticipates that interest rates will remain at these historically low levels for the remainder of 2011 because of the current economic conditions. Recent concerns include elevated unemployment rates and the lowest manufacturing activity in two years. This will likely result in the U.S. Treasury curve retaining a positive slope for most of 2011, based on the economic data currently available. This allows management to continue to price the vast majority of liabilities off lower short-term rates, while pricing loans and investing in longer securities, which are based off the five-year and ten-year U.S. Treasury rates that are moderately higher. The Corporation’s margin has generally improved since the second quarter of 2009. The Corporation’s margin was 3.62% for the second quarter of 2011, a 6 basis-point improvement over the 3.56% for the second quarter of 2010. For the year-to-date period, the Corporation’s margin was 3.59%, an 11 basis-point improvement over the 3.48% for the six months ended June 30, 2010. The margins for the second quarter of 2010 and the six months ended June 30, 2010, were significantly impacted by high security amortization primarily due to the pre-refunding of several municipal securities with remaining premiums that needed to be amortized to the call date. Additionally, there were several loans placed on non-accrual status during the first quarter of 2010, which resulted in a reversal of interest income accrued on those loans affecting the year-to-date 2010 margin. There was no significant non-recurring security amortization during the first six months of 2011.

For the second quarter of 2011, the Corporation’s NII on an FTE basis increased by $217,000, or 3.5%, compared to the same period in 2010. For the six months ended June 30, 2011, the Corporation’s NII on an FTE basis increased by $614,000, or 5.2%, compared to the six months ended June 30, 2010. As shown on the tables that follow, interest income, on an FTE basis for the quarter ending June 30, 2011, decreased by $406,000, or 4.6%, and interest expense decreased by $623,000, or 22.9%, compared to the same period in 2010. For the first six months of 2011, interest income and interest expense on an FTE basis decreased by $624,000, or 3.6%, and $1,238,000, or 22.4%, respectively, compared to the first six months of 2010.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	For the Three Months Ended June 30,
	2011			2010
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	22,651	13	0.23	2,862	3	0.36

Securities available for sale:
Taxable	179,493	1,636	3.65	183,909	1,939	4.22
Tax-exempt	78,457	1,244	6.34	64,769	1,096	6.77
Total securities (d)	257,950	2,880	4.47	248,678	3,035	4.88

Loans (a)	417,102	5,548	5.32	431,915	5,809	5.38

Regulatory stock	4,308	2	0.23	4,916	2	0.20

Total interest earning assets	702,011	8,443	4.81	688,371	8,849	5.15

Non-interest earning assets (d)	50,661			59,491

Total assets	752,672			747,862

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	116,977	97	0.33	106,072	111	0.42
Savings deposits	99,518	26	0.10	90,691	28	0.12
Time deposits	237,962	1,178	1.99	270,411	1,746	2.59
Borrowed funds	81,967	791	3.87	80,520	830	4.13
Total interest bearing liabilities	536,424	2,092	1.56	547,694	2,715	1.99

Non-interest bearing liabilities:

Demand deposits	136,218			122,829
Other	3,701			4,915

Total liabilities	676,343			675,438

Stockholders' equity	76,329			72,424

Total liabilities & stockholders' equity	752,672			747,862

Net interest income (FTE)		6,351			6,134

Net interest spread (b)			3.25			3.16
Effect of non-interest
bearing funds			0.37			0.40
Net yield on interest earning assets (c)			3.62			3.56

(a) Includes balances of nonaccrual loans and the recognition of any related interest income. The quarter-to-date average balances include net deferred loan fees and costs of ($120,000) as of June 30, 2011, and ($284,000) as of June 30, 2010. Such fees and costs recognized through income and included in the interest amounts totaled ($1,000) in 2011, and $13,000 in 2010.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	For the Six Months Ended June 30,
	2011			2010
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	17,663	18	0.21	2,927	4	0.29

Securities available for sale:
Taxable	178,101	3,168	3.56	179,469	3,899	4.35
Tax-exempt	79,104	2,526	6.39	64,041	1,982	6.19
Total securities (d)	257,205	5,694	4.43	243,510	5,881	4.83

Loans (a)	418,064	11,099	5.32	431,914	11,550	5.36

Regulatory stock	4,447	5	0.23	4,916	5	0.21

Total interest earning assets	697,379	16,816	4.83	683,267	17,440	5.11

Non-interest earning assets (d)	49,882			56,255

Total assets	747,261			739,522

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	116,920	193	0.33	103,423	236	0.46
Savings deposits	97,330	50	0.10	88,923	61	0.14
Time deposits	241,303	2,492	2.08	267,920	3,515	2.65
Borrowed funds	80,366	1,553	3.90	83,007	1,714	4.16
Total interest bearing liabilities	535,919	4,288	1.61	543,273	5,526	2.05

Non-interest bearing liabilities:

Demand deposits	132,437			120,484
Other	3,735			4,605

Total liabilities	672,091			668,362

Stockholders' equity	75,170			71,160

Total liabilities & stockholders' equity	747,261			739,522

Net interest income (FTE)		12,528			11,914

Net interest spread (b)			3.22			3.06
Effect of non-interest
bearing funds			0.37			0.42
Net yield on interest earning assets (c)			3.59			3.48

(a) Includes balances of nonaccrual loans and the recognition of any related interest income. The year-to-date average balances include net deferred loan fees and costs of ($129,000) as of June 30, 2011, and ($266,000) as of June 30, 2010. Such fees and costs recognized through income and included in the interest amounts totaled $4,000 in 2011, and $32,000 in 2010.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Earnings and yields on loans have been negatively impacted by the very low Prime rate of 3.25% and the increased volume in Prime-based loans. However, because the negative impact began in 2009, the continued impact has lessened over time. Even with a Prime floor of 4.00% in place for the majority of new Prime-based loans, this rate is significantly below typical fixed-rate business and commercial loans, which generally range between 5.00% and 7.00%. Most of the Corporation’s loan growth has occurred in Prime-based loans, which will aid the Corporation when interest rates rise. Currently, the increased levels of Prime-based loans continue to cause the Corporation’s average loan yield to decrease. There are times when sufficient growth in the loan portfolio can make up for decreases in yield while still allowing for higher overall interest income on loans. However, with the Prime rate at extremely low levels, even with Prime-plus loans being originated, the net impact is a reduction of loan yield. This occurs as more variable rate loan growth is occurring than fixed rate loan growth. Additionally, many consumers and businesses are taking the opportunity presented by the historically low Prime rate to borrow additional amounts on existing lines of credit not fully utilized. Nearly all of the Prime-plus rates on the Corporation’s business and commercial lines of credit are below the business and commercial fixed rates. Growth in this type of loan does not provide the amount of income generated on fixed rate loans.

Management instituted floors on certain types of consumer home equity lines of credit at the end of 2008, and instituted limited floors on business and commercial Prime-based loans in 2009. Effective January 1, 2010, all new Prime-based lines of credit were floored at 4.00%. Currently, as lines of credit are renewed, a Prime-plus tiered rating system will factor in downgrades in credit rating, resulting in an immediate impact on the rate. These actions are designed to preserve loan yield and more effectively assign higher Prime-based loan rates to weaker credits to be adequately compensated for the higher degree of credit risk. In 2011, due to lower loan growth, increased competition, and lower cost of funds, management did grant new Prime-based loans at Prime to customers with the highest credit ratings, and at 3.50% and 3.75% to strong-rated credits. However, the majority of new Prime-based loans were still going on with a floor of 4.00%. Management has been able to increase the margin for successive quarters and believes Prime-based loan growth is critical to strengthen the Corporation’s position for higher interest rates. Management also believes there is a very large opportunity cost in not booking Prime-based loans due to competitive reasons and therefore having to reinvest cash flows into securities that are at much lower yields and model as much longer instruments from an interest rate risk standpoint.

Earnings and yields on the Corporation’s securities have also been negatively impacted by the historically low interest rates. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. The U.S. Treasury rates have remained at historically low levels since the Federal funds rate was reduced to 0.25% in December 2008. As the low-rate period continues to extend, larger amounts of securities are maturing forcing the proceeds to be reinvested into lower-yielding instruments. The Corporation’s taxable securities experienced a 57 basis-point reduction in yield for the three months ended June 30, 2011, and a 79 basis-point reduction for the six months ended June 30, 2011, compared to the same periods in 2010, due to reinvesting into lower-yielding instruments. Tax-exempt security yields decreased by 43 basis points for the three months ended June 30, 2011, but increased by 20 basis points for the six months ended June 30, 2011, compared to the same periods in 2010. As discussed previously, the Corporation’s tax-exempt securities income was lower in 2010 due to heavy amortization on municipal bonds that were called with a large premium remaining. This caused the actual yield to be lower in 2010.

The Corporation’s interest bearing liabilities grew steadily through 2009 and 2010, but declined during the first half of 2011. With significantly lower interest rates and a decline in outstanding balances, total interest expense declined significantly. Interest expense on deposits declined by $584,000 for the three months ended June 30, 2011, and $1,077,000 for the six months ended June 30, 2011, compared to the same periods in 2010. Demand and savings deposits reprice in entirety whenever the offering rates are changed. This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels. Due to the size of rate decreases relative to the initial interest rate, the percentage decreases in the actual interest rates are very high. The annualized rate on interest bearing demand accounts decreased by 21.4% and 28.3% for the three and six-month periods ended June 30, 2011, compared to the prior year’s period, while the annualized rate on savings accounts declined 16.7% for the three months ended June 30, 2011, and 28.6% for the six months ended June 30, 2011. Importantly, while the percentage of rate decreases is large, the scope of further reductions in dollar amount of interest expense is very limited since rates cannot conceivably be reduced much lower. The year-to-date average balances of interest bearing demand deposits increased by $13.5 million, or 13.1%, from June 30, 2010, to June 30, 2011, and the average balance of savings accounts increased by $8.4 million, or 9.5%, during the same period. This increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2011 compared to 2010.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. Historically, the Corporation has seen increases in time deposit balances when the equity markets decline as investors attempt to protect principal. This occurred to an even larger degree during 2009 and 2010, as the equity markets faced unprecedented weakness. During 2011, time deposit balances decreased, reducing the Corporation’s most expensive source of funding from a dollar standpoint. The Corporation was able to reduce interest expense on time deposits by $568,000 for the second quarter of 2011, and $1,023,000 for the year-to-date period compared to the same periods in 2010, with average balances declining by $32.4 million and $26.6 million, respectively. This effectively reduced the annualized rate paid on time deposits by 60 basis points when comparing the three-month periods in both years and 57 basis points when comparing the six-month periods in both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. The Corporation increased average borrowings slightly by $1.4 million in the second quarter of 2011 compared to the same quarter in 2010, but interest expense was $39,000 lower for the second quarter of 2011 compared to the second quarter of 2010 as a result of lower interest rates on the outstanding borrowings. The year-to-date period shows a decrease in average borrowings of $2.6 million with a corresponding decrease in interest expense of $161,000 compared to the year-to-date period in 2010.

The NIM was 3.62% for the second quarter of 2011, and 3.59% for the six months ended June 30, 2011, compared to 3.56% and 3.48% for the same periods in 2010. For the three-month period ended June 30, 2011, the net interest spread increased nine basis points to 3.25%, from 3.16% for the same period in 2010. For the six-month period ended June 30, 2011, the net interest spread increased sixteen basis points to 3.22%, from 3.06% for the same period in 2010. The effect of non-interest bearing funds dropped three basis points for the three-month period and five basis points for the six-month period compared to the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Bank does not pay interest. As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities. For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio. The Corporation added $900,000 to the allowance for the six months ended June 30, 2011, matching the expense recorded for the same period in 2010. The Corporation gives special attention to the level of delinquent loans. The analysis of the allowance for loan losses takes into consideration, among other things, the following factors:

•	Historical loan loss experience by loan type
•	Concentrations of credit risk
•	Volume of delinquent and non-performing loans
•	Collateral evaluation on a liquidation basis for specifically reviewed credits
•	Loan portfolio characteristics
•	Current economic conditions

Coupled with the prolonged period of economic decline, specifically the weaker housing market and ongoing credit concerns, the Corporation had experienced a general increase in loan delinquencies since the beginning of 2009 through 2010. However, in 2011, delinquencies declined significantly and have remained at lower levels. Total delinquencies, as a percentage of total loans, stood at 1.58% as of June 30, 2010, 1.41% as of December 31, 2010, and 0.82% as of June 30, 2011. The reduction in loan delinquencies in 2011 was affected by the payoff of approximately $1.5 million related to a commercial borrower who had several loans on non-accrual status. The

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Corporation’s total substandard and doubtful loans, which are considered classified loans, were $21.1 million as of June 30, 2010, $25.4 million as of December 31, 2010, and $28.0 million as of June 30, 2011.

The above two measurements show opposing trends in terms of delinquencies declining and classified loans increasing. Management has been closely tracking delinquencies and classified loans as a percentage of the loan portfolio and believes these opposite trends are best explained by evaluating what is behind each of these measurements. The majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even in this severe economic recession. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. However, classified loans are determined strictly by the loan-to-value and debt-to-income ratios. The prolonged economic downturn, including devaluation of residential and commercial real estate, has stressed these ratios to the point that many long-term strong borrowers now fall below industry guidelines for loan-to-value ratios. To date, the trend of higher classified loans has not resulted in higher delinquencies and higher loan losses; however, management is committed to reversing the trend of higher classified loans. This includes seeking additional collateral, limiting the Corporation’s credit exposure, and working out of classified loans that are not in the Corporation’s best interests to continue to hold. The delinquency and classified loan information is utilized in the quarterly allowance for loan loss (ALLL) calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. Generally, management will evaluate and adjust, if necessary, the provision expense each quarter upon completion of the quarterly ALLL calculation.

The provision expense of $900,000 for the six-month period ended June 30, 2011, was necessary to cover charge-offs on several commercial loans to unrelated borrowers and still maintain the allowance for loan losses at desired levels, based on the quarterly calculation of the ALLL. The charge-offs for the six months ended June 30, 2011, were $436,000 compared to $467,000 of charge-offs for the same period in 2010. Four commercial charge-offs were responsible for $382,000 of the $467,000 of charge-offs in 2011. They consisted of one commercial real estate loan for $97,000 and three commercial and industrial purpose loans totaling $285,000. The remainder of the 2011 charge-offs consisted of several small business purpose loans and several personal loans.

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

After increasing a number of qualitative factors during 2009 and the first half of 2010, in the third and fourth quarters of 2010, only minor changes were made to qualitative factors for consumer credit lines, which represent a very small component of the total loan portfolio. One qualitative factor was increased 5 basis points due to higher levels of charge-offs, while another qualitative factor for trends was decreased 5 basis points due to declining trends in volume. Several qualitative adjustments were made in 2011, specifically related to changes in the agriculture loan portfolio. Factors for more volume and increased risk in the agriculture portfolio were made due to an increased focus in this area, the hiring of a new agriculture lender, and the recognition of more agriculture loans being booked. The net change in all of these qualitative factors since 2009 is resulting in higher required allowance for loan losses, assuming all other factors remained constant. The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses based on the current environment.

Management has also deemed it prudent to increase the allowance as a percentage of total loans to reflect the increased risk in the outstanding loan portfolio because of economic weaknesses. As of June 30, 2011, the allowance as a percentage of total loans was 1.91%, up from 1.72% at December 31, 2010, and 1.50% at June 30, 2010. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

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

Other Income

Other income for the second quarter of 2011 was $1,750,000, a decrease of $49,000, or 2.7%, compared to the $1,799,000 earned during the second quarter of 2010. For the year-to-date period ended June 30, 2011, other income totaled $3,530,000, an increase of $50,000, or 1.4%, compared to the same period in 2010. The following tables detail the categories that comprise other income.

OTHER INCOME
(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010
	$	$	$	%

Trust and investment services	316	277	39	14.1
Service charges on deposit accounts	343	459	(116)	(25.3)
Other service charges and fees	112	119	(7)	(5.9)
Commissions	482	408	74	18.1
Gains on securities transactions	593	350	243	69.4
Impairment losses on securities	(72)	(55)	(17)	30.9
Gains on sale of mortgages	26	48	(22)	(45.8)
Losses on sale of loans	(263)	-	(263)	-
Earnings on bank owned life insurance	147	142	5	3.5
Other miscellaneous income	66	51	15	29.4

Total other income	1,750	1,799	(49)	(2.7)

OTHER INCOME
(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010
	$	$	$	%

Trust and investment services	594	564	30	5.3
Service charges on deposit accounts	643	898	(255)	(28.4)
Other service charges and fees	242	224	18	8.0
Commissions	907	761	146	19.2
Gains on securities transactions	1,077	558	519	93.0
Impairment losses on securities	(219)	(104)	(115)	110.6
Gains on sale of mortgages	80	63	17	27.0
Losses on sale of loans	(263)	-	(263)	-
Earnings on bank owned life insurance	293	289	4	1.4
Other miscellaneous income	176	227	(51)	(22.5)

Total other income	3,530	3,480	50	1.4

Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. For the three months ended June 30, 2011, traditional trust services income increased $10,000, or 5.0%, over the same period in 2010, while income from alternative investment services increased by $29,000, or 37.7%. For the six months ended June 30, 2011, traditional trust services income increased $15,000, or 3.8%, over the same period in 2010, while income from alternative investment services increased by $15,000, or 9.1%. It has been more difficult to grow the trust and investment

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

services area in the past several years due to a very weak stock market that coincided with the sub-prime and credit crisis that began in 2008, but 2011 has seen moderate growth in this area as the market begins to recover.

Service charges on deposit accounts decreased by $116,000, or 25.3%, and $255,000, or 28.4%, for the three and six months ended June 30, 2011, compared to the same periods in 2010. Overdraft service charges are the largest component of this category, as well as the primary reason for the decrease. These fees comprised approximately 87% of the total deposit service charges for both the three and six months ended June 30, 2011, and approximately 90% of total deposit service charges for the three and six months ended June 30, 2010. Total overdraft fees decreased by $116,000, or 28.0%, and $256,000, or 31.5%, for the three- and six-month periods ended June 30, 2011, compared to the same periods in 2010. New regulatory guidelines regarding overdraft charges on ATM and one-time debit card transactions became effective in the third quarter of 2010, which resulted in lower overdraft service charges beginning in the third quarter of 2010 and continuing into 2011.

Other service charges and fees decreased by $7,000, or 5.9%, and increased by $18,000, or 8.0%, for the three and six months ended June 30, 2011, compared to the same periods in 2010. The quarter-to-date decrease was primarily a result of slightly lower loan-related fees and ATM surcharge fees for the second quarter of 2011 compared to the second quarter of 2010. For the year-to-date period, loan-related fees were higher compared to the same period in the prior year. When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance. These amendments allow customers to obtain favorable terms without completely rewriting the loan. These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans. Mortgage amendment activity had picked up during the latter part of 2010 and into the first part of 2011 resulting in higher fees for the six months ended June 30, 2011, compared to the six months ended June 30, 2010.

Commission income increased $74,000, or 18.1%, and $146,000, or 19.2%, for the three and six months ended June 30, 2011, compared to the same periods in 2010. The largest component of commission income is from Debit MasterCard® commissions. The amount of customer usage of cards at point of sale transactions determines the level of commission income received. The debit card income increased $58,000, or 16.4%, and $127,000, or 19.3%, for the three months and six months ended June 30, 2011, compared to the same periods in 2010. Customers have become more comfortable with the use of debit cards, as they are now widely accepted by merchants, thereby increasing the number of transactions processed. Another significant component of commission income is from MasterCard and Visa® commissions, which provided income of $51,000 for the three months ended June 30, 2011, and $93,000 for the six months ended June 30, 2011. This represents an increase of $2,000, or 4.6%, and $15,000, or 19.4%, over the commissions earned during the same periods in 2010. The increase is primarily a result of higher levels of business activity during the first half of 2011 with the Corporation’s customers that use this product. MasterCard and Visa commissions are the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers. Provided no new regulatory restrictions occur, management expects that the total of both of these categories will continue to increase as the reliance on electronic payment systems expands and economic recovery occurs.

For the three months ended June 30, 2011, $593,000 of gains on securities transactions were recorded compared to $350,000 for the same period in 2010. For the six months ended June 30, 2011, $1,077,000 of gains on securities transactions were recorded compared to $558,000 for the same period in 2010. Gains or losses on securities transactions fluctuate based on opportunities to reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses on this type of activity fluctuate based on current market prices and the volume of security sales. Due to favorable market conditions, with U.S. Treasury rates lower and bond prices higher, management had more opportunities to pull gains from the sale of securities in the first half of 2011 than in the first half of 2010. In addition, gains were taken in order to offset losses experienced in other areas such as the sale of the student loan portfolio and PCMO impairment charges.

Impairment losses on securities were $72,000 for the three months ended June 30, 2011, and $219,000 for the six months ended June 30, 2011, compared to $55,000 and $104,000 for the same periods in 2010. Impairment losses occur when securities are written down to a lower value based on anticipated credit losses. The other than temporary impairment losses recorded in 2011 were related to four private collateralized mortgage obligations. The impairment losses recorded in 2010 were related to two of these same securities. Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section, under Financial Condition, in this filing.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Gains on the sale of mortgages were $26,000 and $80,000 for the three- and six-month periods ended June 30, 2011, compared to $48,000 and $63,000 for the same periods in 2010. Secondary mortgage financing activity drives the gains on the sale of mortgages; this activity increased towards the end of 2010 and 2011 as refinancing activity increased due to the extremely low interest rate environment. Many customers have already refinanced their higher-rate mortgages to lower rates, so this activity slowed down significantly in the second quarter of 2011 and will likely continue to decline throughout the remainder of 2011.

Losses on the sale of loans amounted to $263,000 for the three and six months ended June 30, 2011, with no corresponding loss in 2010. This loss was related to the sale of the Corporation’s student loan portfolio that occurred in the second quarter of 2011. The Corporation sold its portfolio of student loans in the amount of approximately $8.0 million as the level of fees assessed to service these accounts began to outweigh the interest collected on the outstanding principal balances. This was due to the very low interest rates offered and a number of changes to the government programs that provided more benefits to the borrower while trimming the Corporation’s revenue. The costs to service the student loan portfolio were growing disproportionately to the size of the portfolio. With far less income to offset the increasing servicing costs, holding a student loan portfolio was no longer profitable for the Corporation and the decision was made to sell the portfolio. The loss on the sale was offset by gains on securities sold.

For the three and six months ended June 30, 2011, earnings on BOLI remained relatively unchanged compared to the same periods in 2010. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies and the actual annual return. Management is currently evaluating the possibility of a further BOLI purchase in 2011; therefore, increases or decreases in BOLI income in 2011 will result from increases or decreases in the cash surrender value of the existing policies, or an increase in the overall BOLI investment. Increases in cash surrender value are a function of the return of the policy net of all expenses. Benefits paid upon death that exceed the policy’s cash surrender value are recorded as miscellaneous income.

The miscellaneous income category increased $15,000, or 29.4%, and decreased $51,000, or 22.5%, for the three and six months ended June 30, 2011, compared to the same periods in 2010. In the first quarter of 2010, income of $35,000 was recorded related to a PA sales tax refund. In addition, the provision for off balance sheet credit losses was reduced by $30,000 in the first quarter of 2010, which was adjusted through other income. Both of these items had no corresponding amounts in the first quarter of 2011, resulting in the year-to-date decrease in miscellaneous income.

Operating Expenses

The following tables provide details of the Corporation’s operating expenses for the three and six-month periods ended June 30, 2011, compared to the same periods in 2010.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010
	$	$	$	%

Salaries and employee benefits	2,810	2,728	82	3.0
Occupancy expenses	396	408	(12)	(2.9)
Equipment expenses	202	208	(6)	(2.9)
Advertising & marketing expenses	94	122	(28)	(23.0)
Computer software & data processing expenses	392	396	(4)	(1.0)
Bank shares tax	208	191	17	8.9
Professional services	386	414	(28)	(6.8)
FDIC Insurance	123	172	(49)	(28.5)
Other operating expenses	373	452	(79)	(17.5)
Total Operating Expenses	4,984	5,091	(107)	(2.1)

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010
	$	$	$	%

Salaries and employee benefits	5,662	5,420	242	4.5
Occupancy expenses	807	815	(8)	(1.0)
Equipment expenses	398	416	(18)	(4.3)
Advertising & marketing expenses	165	234	(69)	(29.5)
Computer software & data processing expenses	777	759	18	2.4
Bank shares tax	416	382	34	8.9
Professional services	687	784	(97)	(12.4)
FDIC Insurance	345	340	5	1.5
Other operating expenses	733	794	(61)	(7.7)
Total Operating Expenses	9,990	9,944	46	0.5

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise close to 55% of the Corporation’s total operating expenses. For the three and six months ended June 30, 2011, salaries and benefits increased $82,000, or 3.0%, and $242,000, or 4.5%, over the same periods in 2010. Salaries increased by $51,000, or 2.5%, and $170,000, or 4.2%, for the three- and six-month periods ended June 30, 2011, compared to the same periods in 2010. Employee benefits increased by $31,000, or 4.4%, and $73,000, or 5.1%, for the three and six months ended June 30, 2011, compared to the same periods in 2010. In addition to the normal wage and cost of living increases, the 2011 salary and benefits costs increased due to the addition of new professional staff and a nominal, uniform employee bonus based on the Corporation’s 2010 financial performance.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Occupancy expenses decreased $12,000, or 2.9%, and $8,000, or 1.0%, for the three and six months ended June 30, 2011, compared to the same periods in 2010. These minimal decreases were a result of small increases and decreases in multiple occupancy areas.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Equipment expenses decreased $6,000, or 2.9%, and $18,000, or 4.3%, for the three and six months ended June 30, 2011, compared to the same periods in the prior year. This expense category includes equipment depreciation, repair and maintenance, and various other equipment-related expenses. Equipment depreciation expense was lower for both the quarter-to-date and year-to-date periods due to assets that became fully depreciated. The majority of the equipment that was added in 2005 with construction of the Corporation’s Blue Ball Branch Office is now fully depreciated. Equipment assets have shorter asset depreciation lives, generally five to seven years.

Advertising and marketing expenses decreased by $28,000, or 23.0%, for the three months ended June 30, 2011, and $69,000, or 29.5%, for the six months ended June 30, 2011, compared to the same periods in the prior year. The expenses of this category support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies and fluctuations are normal.

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements. This expense category decreased $4,000, or 1.0%, for the three months ended June 30, 2011, and increased $18,000, or 2.4%, for the six months ended June 30, 2011, compared to the same periods in 2010. Software-related expenses increased $50,000, or 29.0%, and $97,000, or 28.2%, for the three and six months ended June 30, 2011, compared to the same periods in 2010, as a result of the Corporation’s increased use of software programs requiring amortization and annual maintenance expenses. The cost of software programs are amortized, or expensed, over a three-year period. Conversely, STAR network fees were down $55,000, or 24.6%, for the three months ended June 30, 2011, and $79,000, or 18.9%, for the six months ended June 30, 2011, compared to the same periods in 2010. The STAR network fees are the fees paid to process all ATM and debit card transactions.

Bank shares tax expense increased $17,000, or 8.9%, and $34,000, or 8.9%, for the three and six months ended June 30, 2011, compared to the same periods in 2010. The shares tax is a calculation based on the Bank’s capital net of shares tax-exempt assets. The shares tax will generally increase as the Bank’s capital levels grow unless the Bank purchases more shares tax-exempt assets. The Bank’s levels of shares tax-exempt assets declined from prior years’ levels so the amount of tax is increasing at a faster pace than the growth of capital. Management continually weighs the benefits of holding more bank shares tax-exempt assets versus the costs in terms of the lower yield that these securities produce compared to other securities.

Professional services expense decreased $28,000, or 6.8%, and $97,000, or 12.4%, for the three and six months ended June 30, 2011, compared to the same periods in 2010. These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services. Accounting and auditing fees increased $6,000, or 9.0%, and decreased $27,000, or 17.4%, for the three and six months ended June 30, 2011, compared to the same periods in 2010. The year-to-date decrease was a result of an adjustment for fees that were over accrued in 2010. The fee accruals in 2010 were elevated due to an expected increase in internal and external audit fees related to compliance with the Sarbanes-Oxley Act. However, due to the permanent deferral of the external audit attestation piece of the Sarbanes-Oxley Act, the Corporation was not required to pay these additional audit fees. In addition, student loan servicing expense decreased $25,000, or 24.4%, and $55,000, or 26.0%, for the three and six months ended June 30, 2011, compared to the same periods in 2010. For a number of years, the Corporation was required to partially underwrite the interest rate and fees on certain preferred student loan programs to participate. The cost to underwrite these programs has grown over the past ten years. This has caused the Corporation’s income to steadily decline and servicing fees to increase, taking away most of the income previously generated on student loans. Until recently, servicing costs on student loans were partially offset by a credit from the Department of Education. Now these credits are no longer available, effectively taking away the remaining income made from originating student loans. As a result, management decided to stop originating student loans in the first quarter of 2010. Related to management’s decision to stop originating student loans in the beginning of 2010, additional analysis was completed and presented to the Corporation’s asset liability committee in the first quarter of 2011 supporting the sale of the student loan portfolio. Management approved the sale and the transaction was completed in the second quarter of 2011.

The expenses associated with FDIC insurance decreased by $49,000, or 28.5%, for the three months ended June 30, 2011, and changed minimally for the year-to-date period, compared to the same period in 2010. FDIC premiums were prepaid at the end of 2009 for the following three-year period. As part of the prepayment required by the FDIC, an assessment base increase was built into 2011 resulting in fees that were estimated to be 34% higher in the first half of 2011 compared to 2010. However, actual fees charged for FDIC insurance were significantly less than the original estimate. Therefore, the Corporation was able to reduce FDIC insurance expense for the second quarter

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

of 2011 and will record a lesser amount going forward. The Corporation had a total of $1,386,000 outstanding in the prepaid FDIC insurance assessment asset account as of June 30, 2011. In addition to FDIC insurance costs, the Corporation is subject to assessments to pay the interest on Financing Corporation Bonds, which is also recorded as FDIC insurance expense. Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions. The total Financing Corporation assessments paid by the Corporation in the first half of 2011 were approximately $36,000.

Other operating expenses are comprised of the remainder of the Corporation’s operating expenses. Some of the larger items included in this category are:

•	Postage
•	Director fees and expense
•	Travel expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses
•	Deposit account charge-offs and recoveries

Other operating expenses decreased by $79,000, or 17.5%, and $61,000, or 7.7%, for the three and six months ended June 30, 2011, compared to the same periods in 2010. The decrease can be partially attributed to a decrease in OREO expenses of $38,000, or 71.5%, and $48,000, or 69.5%, for the three and six months ended June 30, 2011, compared to the same periods in 2010. Additionally, in the second quarter of 2010, an expense of $26,000 was recorded to adjust the provision for off balance sheet credit losses with no corresponding expense in 2011. Several other expense categories had minimal increases and decreases making up the remaining variance.

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax (FIT) purposes. The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation has no taxable corporate net income activities. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is not subject to state corporate income tax, but does pay Pennsylvania Bank Shares Tax. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Certain items of income are not subject to FIT, such as tax-exempt interest income on loans and securities, and BOLI income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate. The effective tax rate is calculated by dividing the Corporation’s provision for income tax by the pre-tax income for the applicable period.

For the three and six months ended June 30, 2011, the Corporation recorded tax expense of $303,000 and $577,000, compared to tax expense of $233,000 and $486,000 for the three and six months ended June 30, 2010. The effective tax rate for the Corporation was 14.1% and 14.0% for the three and six months ended June 30, 2011, compared to 12.4% and 13.5% for the same periods in 2010. The Corporation’s level of tax-free income for the six months ended June 30 , 2011, was 7.9% higher than 2010, while the pre-tax income was 14.5% higher for the same period.

Due to lower earnings and a large percentage of tax-free income compared to total income, the Corporation became subject to the alternative minimum tax (AMT) in 2006. The Corporation remained in an AMT position in 2007, 2008, and 2009. The Corporation was not in an AMT position in 2010. When the Corporation is not in an AMT position, the AMT paid in excess of the normal FIT in prior years can be utilized to offset current and future FIT as long as the FIT is in excess of the AMT. The AMT affects the amount of Federal income tax due and paid, but it does not affect the book tax provision.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of June 30, 2011, the Corporation had $265.6 million of securities available for sale, which accounted for 35.2% of assets, compared to 34.6% as of December 31, 2010, and 34.1% as of June 30, 2010. Based on ending balances, the securities portfolio increased 3.7% from June 30, 2010, and 2.5% from December 31, 2010.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation also has two small equity holdings with a book value of $4 million in the form of two CRA-qualified mutual funds. These equity funds make up less than 2% of the Corporation’s securities available for sale. The one CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price, while the other CRA fund is an equity fund subject to fair value adjustment. Equity securities generally pose a greater risk to loss of principal since there is no specified maturity date on which the Corporation will recover the entire principal amount. Recovery of the entire principal amount is dependent on the fair value of the security at the time of sale. All securities, bonds, and equity holdings are evaluated for impairment on a quarterly basis. Should any impairment occur, management would write down the security to a fair market value in accordance with U.S. generally accepted accounting principles, with the amount of the write down recorded as a loss on securities.

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

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)

	Period Ending
	June 30, 2011		December 31, 2010		June 30, 2010
	$	%	$	%	$	%

U.S. government agencies	47,432	17.8	47,886	18.5	53,734	21.0
U.S. agency mortgage-backed securities	47,558	17.9	38,838	15.0	33,317	13.0
U.S. agency collateralized mortgage obligations	57,709	21.7	65,393	25.2	73,578	28.8
Private collateralized mortgage obligations	10,807	4.1	11,812	4.6	12,572	4.9
Corporate debt securities	18,055	6.8	11,909	4.6	11,535	4.5
Obligations of states and political subdivisions	80,126	30.2	79,401	30.6	68,407	26.7
Equity securities	3,950	1.5	3,899	1.5	2,936	1.1

Total securities	265,637	100.0	259,138	100.0	256,079	100.0

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

Since June of 2010, the Corporation’s securities portfolio has undergone moderate changes. There has been an increase in obligations of states and political subdivisions, which are commonly referred to as municipal bonds. Municipal bond purchases were made due to favorable tax treatments of new production municipal bonds and their superior tax-exempt yields that are elevated versus other comparable longer-term rates. U.S. agency mortgage-backed securities (MBS) and U.S. agency collateralized mortgage obligations (CMO) did not change significantly in total, but more investments were made in MBS bonds while the CMO portion of the portfolio declined. Additionally, more investments were made in corporate bonds increasing these balances from June 30, 2010, to June 30, 2011. The other areas of the securities portfolio, which include U.S. government agencies, private collateralized mortgage obligations (PCMOs), and equity securities, did not change materially. The more significant components of the securities portfolio along with a more detailed explanation of their changes are discussed below.

The decrease in the Corporation’s U.S. government agency sector occurred as agency bonds were sold or called in the past year and reinvestments made back into the agency sector did not outweigh the principal received from these sales and calls. Management views U.S. agencies as one of the safest investments and utilizes them as a building block or foundation of the securities portfolio upon which other security types such as corporate bonds, MBS, and CMOs, are added. Because of their safety and structure, agency yields are lower than other taxable bonds with similar maturities or weighted average lives. The other taxable securities offer higher yields but generally bring on other elements of risk which agencies do not have. Yields on agency bonds have decreased significantly with the declining market rates and have gotten more expensive relative to other taxable securities so management has not invested as heavily in these securities.

The Corporation’s portfolio of U.S. agency mortgage-backed securities increased by $14.2 million, or 42.7%, from June 30, 2010, to June 30, 2011, while the portfolio of U.S. agency collateralized mortgage obligations declined by $15.9 million, or 21.6%, for the same time period. Investments in mortgage-backed securities assists management in maintaining a stable ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike U.S agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the MBS, CMOs, and PCMOs pay monthly principal and interest. Growth in the MBS portfolio occurred due to the favored liquidity and predictability of the more common MBS structures and management’s desire to achieve sufficient security cash flow.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. From 2006 through 2009, the Corporation was in an alternative minimum tax (AMT) position when income levels fell and tax-exempt income remained high. The AMT requires the payment of a minimum level of tax should an entity have excessive amounts of tax preference items relative to a Corporation’s income. The Corporation’s primary tax preference item is the large amount of tax-free income generated by tax-free loans and tax-exempt securities. As a result of the Corporation’s AMT position in 2008, management had determined that the size of the municipal bond holdings in relation to the rest of the securities portfolio should be decreased. However, because of legislation that followed the credit crisis in the fall of 2008, beginning in 2009, financial institutions were permitted to purchase 2009 and 2010 newly issued tax-free municipal bonds, which are AMT-exempt for the life of the bond. In addition, management can continue to purchase AMT exempt municipals in 2011 as long as they were originally issued in 2009 and 2010. In 2010 and through the first half of 2011, management significantly increased the amount of tax-free municipal bonds due to very favorable tax-free yields that far surpassed the yields available on similar length taxable instruments and the favorable AMT-exempt for life tax treatment that exists. Management views this as a unique opportunity to both take advantage of the more favorable tax-equivalent yields on municipal bonds without causing the Corporation to be subject to AMT by carrying too many tax-free investments. Consequently, municipal bonds as a percentage of the total investment portfolio have increased to 30.2% at June 30, 2011, compared to 26.7% at June 30, 2010.

The harsh economic and credit environment, that began in 2008 and continues to this day, has caused the downgrading of many securities. This phenomenon has affected all segments of the Corporation’s portfolio not backed by the U.S.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

As of June 30, 2011, the Corporation held six PCMO securities with a book value of $11.9 million, a reduction of $1.0 million, or 7.8%, from the balance as of December 31, 2010. As of June 30, 2011, one of the six PCMO securities, with a book value of $1.2 million, carried an AAA credit rating by at least one of the major credit rating services. The five remaining PCMOs, with a book value of $10.7 million, had one or more credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s. As of March 31, 2011, two of the six PCMOs, with a book value of $4.1 million, carried an AAA rating, with the remaining four PCMOs with a book value of $8.3 million with credit ratings below investment grade. Management currently has no plans to sell these securities as they have consistently provided principal payments in excess of the contractually scheduled principal payments and therefore are paying down at a fairly fast speed. Importantly, the principal payments that come back to the Corporation are at par value with no loss of principal. Therefore, management believes it is better for the Corporation to continue to hold the bonds and allow them to pay down on their own instead of selling the bonds. Additionally, management believes the current market values are not true indications of the value of the bonds based on third-party cash flow analysis performed under severe stress testing. Management receives and reviews PCMO credit ratings, prepayment speeds, severity of loss rates, delinquency percentages, and projected principal loss percentages, if applicable, on a monthly basis, and will recognize impairment if needed on a quarterly basis.

Management’s June 30, 2011 cash flow analysis indicated a need to take impairment of $72,000 on two of these bonds. On March 31, 2011, cash flow analysis indicated a need to take impairment of $147,000 on four of these bonds, resulting in cumulative year-to-date impairment charges of $219,000. Management expects future impairment to be diminished as projected loss numbers have leveled off and the bonds continue to pay down in terms of principal payments. Additionally, all of these securities continue to pay down in terms of monthly principal payments.

For all of the PCMO bonds with impairment recorded during 2009, 2010, or 2011, the cash flow analysis, conducted at slower prepayment speeds than the securities had been paying, revealed that there was an expectation that these particular bonds would suffer some loss of principal at the time of analysis, resulting in the impairment charge. Management has chosen a scenario which, based on the most recent twelve-month prepayment speed, projects principal losses based on all loans over 60 days delinquent going into default, and incurring the highest severity rate of loss the particular pool has experienced. Based on this methodology, current data does not support additional impairment on these PCMO securities , but it is possible further impairment would be necessary if both default and severity of loss rates rose to levels that have not yet been experienced, and if prepayment speeds slowed to speeds not previously experienced. Management will continue to update cash flow analysis quarterly that incorporates the most current default rates and prepayment speeds. Prepayment speeds on all of the Corporation’s PCMOs have been relatively fast, which is assisting in the cash flow analysis. Faster prepayment speeds make it more likely that the Corporation’s principal will be returned before additional credit losses are incurred.

As of June 30, 2011, the Corporation held corporate bonds with a total book value of $17.8 million and fair market value of $18.1 million. The investment in corporate bonds increased since June 30, 2010, primarily as a result of limited opportunities in other investment sectors to achieve attractive yields without taking on excessive duration or length. Management prefers to utilize corporate bonds to add to U.S. agencies as a way of building a foundational one- year to five- year ladder of non-callable securities, to limit future interest rate risk. Presently, management prefers to use shorter three-year to five-year corporate bonds rather than U.S. agencies to build that part of the cash ladder, due to their high relative yields. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place minimal credit ratings that must be met in order for management to purchase a corporate bond.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As of June 30, 2011, four of the eighteen corporate securities held by the Corporation showed very minimal unrealized holding losses. These securities with unrealized holding losses were valued at 99.4% of book value. As of June 30, 2011, all of these corporate bonds have at least single A credit ratings by at least one major credit rating service. Currently, there are no indications that any of these bonds would discontinue contractual payments.

Since 2008, the municipal bond ratings have been adversely affected by downgrades on nearly all of the insurance companies backing municipal bond issues. Previous to the sharp decline in the health of the insurance companies in 2008, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection. Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A. As of June 30, 2011, approximately 3% of the Corporation’s municipal bonds carried an AAA rating. The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of single A at the time of purchase. As of June 30, 2011, fourteen municipal bonds with a book value of $6.0 million carried credit ratings under A. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Presently, despite the lower credit ratings on the fourteen municipal securities, management has the intent and the ability to hold these securities to maturity and believes that full recovery of principal is probable.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment. In terms of credit risk and impairment, management views the Corporation’s one CRA fund with a $1 million book value differently because it is an equity investment with no maturity date. Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date. As of June 30, 2011, this CRA fund was showing unrealized losses of $50,000, which represents a 5.0% price decline from book value. The price of this CRA fund tends to lag behind decreases in U.S. Treasury rates. Management believes that the price declines are primarily rate driven, and temporary as opposed to permanent. The other $3 million CRA SBA fund is a variable rate fund with a stable dollar price that does not carry fair value risk.

Corporate bonds and private collateralized mortgage obligations have the most potential credit risk out of the Corporation’s debt instruments. Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds and all private label securities. As of June 30, 2011, four private collateralized mortgage obligations were considered to be other-than-temporarily impaired. These four securities were written down by $219,000 during the six months ended June 30, 2011.

Loans

Net loans outstanding decreased by 4.1%, to $409.0 million at June 30, 2011, from $426.7 million at June 30, 2010. Net loans decreased by $6.2 million, or 1.5%, since December 31, 2010. The following table shows the composition of the loan portfolio as of June 30, 2011, December 31, 2010, and June 30, 2010.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)

	June 30,		December 31,		June 30,
	2011		2010		2010
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	98,101	24.0	96,256	23.2	100,310	23.5
Agriculture mortgages	68,756	16.8	60,513	14.6	58,798	13.8
Construction	11,853	2.9	14,781	3.6	16,198	3.8
Total commercial real estate	178,710	43.7	171,550	41.4	175,306	41.1

Consumer real estate (a)
1-4 family residential mortgages	137,614	33.6	137,361	33.1	137,701	32.2
Home equity loans	16,950	4.1	17,719	4.3	20,124	4.7
Home equity lines of credit	13,305	3.3	12,490	3.0	11,206	2.6
Total consumer real estate	167,869	41.0	167,570	40.4	169,031	39.5

Commercial and industrial
Commercial and industrial	26,601	6.5	28,434	6.8	28,830	6.8
Tax-free loans	20,956	5.1	23,028	5.5	29,018	6.8
Agriculture loans	10,564	2.6	11,756	2.8	11,369	2.7
Total commercial and industrial	58,121	14.2	63,218	15.1	69,217	16.3

Consumer	4,409	1.1	13,045	3.1	13,389	3.1

Total loans	409,109	100.0	415,383	100.0	426,943	100.0
Less:
Deferred loan fees, net	107		149		230
Allowance for loan losses	7,801		7,132		6,413
Total net loans	401,201		408,102		420,300

(a)
Residential real estate loans do not include mortgage loans sold to Fannie Mae and serviced by ENB. These loans totaled $9,483,000 as of June 30, 2011, $10,101,000 as of December 31, 2010, and $11,713,000 as of June 30, 2010.

The composition of the loan portfolio has undergone minor changes in recent years. The total of all categories of real estate loans comprises nearly 85% of total loans. At $178.7 million, commercial real estate is the largest category of the loan portfolio, consisting of 43.7% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans climbed from $175.3 million as of June 30, 2010, to $178.7 million as of June 30, 2011, a $3.4 million, or 1.9% increase.

The growth in commercial real estate loans has occurred in those secured by farmland. This category increased from $58.8 million, or 33.5% of commercial real estate loans as of June 30, 2010, to $68.8 million, or 38.5% of commercial real estate loans as of June 30, 2011. Unlike commercial areas outside of agriculture, the Corporation has seen a number of projects with agricultural purposes move forward.

The regular commercial mortgage segment of the commercial real estate category of loans has declined slightly from June 30, 2010 to June 30, 2011. This area represented $100.3 million, or 57.2% of commercial real estate loans as of June 30, 2010, and $98.1 million, or 54.9% of commercial real estate loans as of June 30, 2011. Growth in this area over the past twelve months has slowed significantly since most businesses are unwilling to expand during uncertain economic conditions. Management believes the commercial real estate growth rate will remain low going forward and attributes this to a lag effect in terms of the economic conditions impacting Lancaster County. Locally, commercial loan growth continued during 2008 and 2009 while the national economic slowdown was occurring. That growth continued into the first part of 2010, but slowed as the year progressed. The long-term economic weakness is now having an effect on many commercial projects causing them to be placed on hold. Management also would expect that any rebound in the growth of commercial real estate would lag a recovery by the economy.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Construction loans secured by real estate declined a fairly significant $4.3 million, or 26.8%, from June 30, 2010, to June 30, 2011. After slowing throughout most of 2008, several of the Corporation’s commercial customers went ahead with construction projects in the last quarter of 2008 and into 2009. Some projects were started in the fourth quarter of 2008, but draws on their lines of credit only began in 2009. These projects were not necessarily residential real estate construction, but construction undertaken by commercial customers to update or expand facilities, with a significant portion of these loans related to agricultural businesses. This activity slowed down in the last part of 2010 and into 2011, and more construction loans have been paid down or converted to other fixed-term loans.

Residential real estate loans make up 41% of the total loan portfolio with balances of $167.9 million. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 82.0% of total residential real estate loans and 33.6% of total loans. Traditional 10- to 20-year personal mortgages originated from and held at Ephrata National have consistently been the largest single product of the Corporation’s loan portfolio, varying between 20% and 24% of the loan portfolio over the past five years. The Corporation is still experiencing steady growth in this area because a certain amount of the Corporation’s customers prefer having their mortgage held by the Corporation versus being sold on the secondary market and serviced elsewhere. The Corporation’s personal residential mortgages remained stable from June 30, 2010 to June 30, 2011. The weaker economic conditions, including continued weakness in home prices and home building, have had some impact on demand for the 10- to 20-year mortgages held by the Corporation. The Corporation generally only holds 10-, 15-, and 20-year mortgages, and will sell any mortgage originated over 20 years. While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold on the secondary market. Therefore, to grow the Corporation’s residential real estate loans, a sufficient number of 10-, 15-, and 20-year residential mortgages must be originated to compensate for normal principal pay downs and still grow the portfolio.

Second mortgages and home equity loans, fixed or variable, make up the remainder of the Corporation’s residential real estate loans. Requests for fixed-rate home equity loans have slowed in the current environment, while home equity lines of credit, which float on the Prime rate, have increased. From June 30, 2010 to June 30, 2011, fixed rate home equity loans have decreased from $20.1 million to $17.0 million, a $3.1 million, or 15.4% decrease. Meanwhile, home equity lines of credit increased from $11.2 million to $13.3 million, a $2.1 million, or 18.8% increase. The net of these two trends is a $1.0 million reduction in total home equity loan balances. Consumers are borrowing less in total due to economic conditions and a general desire to pay off household debt, while at the same time seeking the lowest interest rate to borrow money against their home value. The trends of lower levels of home equity borrowing and more variable rate versus fixed rate financing is likely to reverse once economic conditions improve and the Prime rate is increased. When the Prime rate does increase, the floating rate loans will become less attractive to borrowers who will also act to protect themselves against further rate increases by converting to a fixed rate loan. Management anticipates slow growth in the residential real estate area throughout the remainder of 2011.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These loans are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of business lines of credit. The loans can be further secured by personal guarantees of the owners or with inventory of the business. This portfolio of loans in total showed a significant decline of $11.1 million, or 16.0%, from June 30, 2010 to June 30, 2011. As of June 30, 2011, this category of commercial loans was made up of $26.6 million of commercial and industrial loans, $21.0 million of tax-free loans, and $10.6 million of agriculture loans. In the case of the Corporation, all of the $21.0 million of tax-free loans are to local municipalities. There was a significant decline in the balances of tax-free loans from June 30, 2010, to June 30, 2011, due to several large municipal payoffs. Agriculture loans declined slightly from $11.4 million at June 30, 2010, to $10.6 million at June 30, 2011, while other non-real estate secured commercial and industrial purpose loans were down from $28.8 million as of June 30, 2010, to $26.6 million as of June 30, 2011, primarily due to weak economic conditions and a lack of new commercial projects.

The consumer loan portfolio decreased significantly from June 30, 2010 to June 30, 2011. Consumer loans made up 3.1% of total net loans on June 30, 2010, and 1.1% of total net loans on June 30, 2011. The Corporation sold its portfolio of student loans, which were included in the consumer loan category, totaling approximately $8.0 million in the second quarter of 2011. Additionally, in recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Due to current liquidity conditions, specialized lenders began pulling back on the availability of credit and more favorable credit terms. The underwriting standards of major financing and credit card companies began to strengthen in 2009 and 2010 after years of lower credit standards. This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice. Management has seen the need for additional unsecured credit increase; however, this increased need

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

for credit has only resulted in low levels of consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. In the current weak economy, customers delay purchasing new and used cars which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2011	2010	2010
	$	$	$

Non-accrual loans	1,965	3,881	5,389
Loans past due 90 days or more and still accruing	375	152	165
Troubled debt restructurings	1,671	1,676	1,550
Total non-performing loans	4,011	5,709	7,104

Other real estate owned	400	400	914

Total non-performing assets	4,411	6,109	8,018

Non-performing assets to net loans	1.10%	1.50%	1.91%

The total balance of non-performing assets declined by $3.6 million, or 45.0%, from June 30, 2010, to June 30, 2011, primarily as a result of a significant decline in non-accrual loans. The non-performing assets also declined by $1.7 million, or 27.8%, from December 31, 2010, to June 30, 2011, also a result of a decline in non-accrual loans. During the first half of 2011, non-accrual loans declined by $1.8 million as a result of a payoff that was received on a large-balance commercial non-accrual loan relationship. If a non-accrual loan is considered a troubled debt restructuring, it is classified as non-accrual for purposes of this non-performing asset schedule. A troubled debt restructuring is a loan where management has restructured the debt of a past due or non-performing borrower in order to improve the likelihood of full collection. All three of the Corporation’s troubled debt restructurings as of June 30, 2011, had principal deferments for a period of time. While the three troubled debt restructurings were to unrelated borrowers, all three loans were for agricultural purposes and are secured by real estate. All three of these loans have resumed normal principal payments and are current as of June 30, 2011. In the first half of 2011, two non-accrual loans totaling $1.5 million that were also considered troubled debt restructurings were paid off reducing the total non-accrual loans. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the current weak economic conditions. At this time, management believes that the potential for significant losses related to non-performing loans is moderate.

As of June 30, 2011, other real estate owned (OREO) is shown at a recorded fair market value, net of anticipated selling costs, of $400,000. The balance consists of one manufacturing property that has been in OREO since December 2006. This property has been under an agreement of sale since late 2007, initially to one party, and then to a second party in 2008. In the second quarter of 2008, a new agreement of sale was signed for $525,000. The property was carried at $520,000, the sales price less estimated selling costs. Subsequently, this agreement was extended several times as a result of delays in addressing all environmental concerns of the property. As of December

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

31, 2010, the last agreement expired. As a result, management wrote the property down to $400,000, which is management’s estimate of the current value of the property less all selling costs. The write-down was based on proceeding with estimated costs to complete remediation work on the property so it can be sold with an environmental covenant. Management believes that, after remediation work is complete, the property can be sold net of selling costs for $400,000. Management anticipates the environmental remediation work can be completed before the end of 2011 when the property would be placed for sale.

Allowance for Loan Losses

The allowance for loan losses is established to cover any losses inherent in the loan portfolio. Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for loan losses. This calculation is based upon a systematic methodology for determining the allowance for loan losses in accordance with generally accepted accounting principles. The calculation includes estimates and is based upon losses inherent in the loan portfolio. The allowance calculation includes specific provisions for under-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses. Based on the quarterly loan loss calculation, management will adjust the allowance for loan losses through the provision as necessary. Changes to the allowance for loan losses during the year are primarily affected by three events:

•	Charge offs of loans considered not recoverable
•	Recovery of loans previously charged off
•	Provision for loan losses

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the six-month periods ended June 30, 2011, and June 30, 2010. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30
	2011	2010
	$	$

Balance at January 1,	7,132	5,912
Loans charged off:
Real estate	97	156
Commercial and industrial	315	261
Consumer	24	50
Total charged off	436	467

Recoveries of loans previously charged off:
Real estate	-	-
Commercial and industrial	200	62
Consumer	5	6
Total recovered	205	68
Net loans charged off	231	399

Provision charged to operating expense	900	900

Balance at June 30,	7,801	6,413

Net charge-offs as a % of average total loans outstanding	0.06%	0.09%

Allowance at end of period as a % of total loans	1.91%	1.50%

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Charge-offs for the six months ended June 30, 2011, were $436,000, compared to $467,000 for the same period in 2010. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. Charge-offs in the first six months of 2011 included a $97,000 commercial mortgage, two agriculture purpose loans totaling $188,000, a commercial line of credit totaling $97,000, and various other small business and consumer loans. All of the 2011 charge-offs were on loans to unrelated borrowers.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. The composition of the Corporation’s loan portfolio has undergone minor changes since June 30, 2010. Management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans. The financial industry typically evaluates the quality of loans on a scale where “ unclassified” represents healthy loans, “special mention” indicates initial credit concern, and several successive classified ratings – “substandard,” “doubtful,” and “loss” - - indicate further, and increasing, credit declines. Continued downgrades by management in the business loan and business mortgage portfolios have resulted in more classified loans. Real estate loans represent a more substantial portion of the outstanding loan portfolio and more of these types of loans have indicated deteriorating financial health that may result in future losses. Conversely, the commercial and industrial loans not secured by real estate represent a smaller portion of the outstanding loan portfolio and these loans have shown improved financial health resulting in less of a need for reserve allocations. The Corporation’s total classified loans were $32.7 million as of June 30, 2011, $25.2 million as of December 31, 2010, and $20.5 million as of June 30, 2010, net of specifically allocated allowance against these loans of $272,000, $231,000, and $579,000, respectively. These classifications require larger provision amounts due to a higher potential risk of loss. The allowance as a percentage of total loans was 1.91% as of June 30, 2011, 1.72% as of December 31, 2010, and 1.50% as of June 30, 2010. Management anticipates that the allowance percentage will likely continue to climb as long as the classified asset trend is increasing.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. Management believes the Corporation has historically experienced very low net charge-off percentages due to strong credit practices, conservative underwriting standards, the types of loans offered, and the nature of the customer base the Corporation serves. Management continually monitors delinquencies, classified loans, and charge-off activity closely, and is anticipating that there may be some increases throughout the remainder of 2011. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs. Management has recently added a Loan Workout Officer position to the staffing of the Corporation’s Credit Department in order to assist in formal work-outs of classified loans. Management believes this position will allow the Corporation to more quickly respond and remediate or remove classified loans, in addition to preventing criticized loans from becoming downgraded to classified.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $321,000, or 1.5%, to $20,523,000 as of June 30, 2011, from $20,844,000 as of June 30, 2010. Throughout the period from June 30, 2010, to June 30, 2011, the deprecation recorded on existing assets exceeded the amount of new asset investments resulting in the decline in balance. In the first quarter of 2010, the renovations at the Corporation’s Denver office were placed into service. As of June 30, 2011, $431,000 was classified as construction in process. A renovation project is underway at the Main office location and is expected to be completed in the third quarter of 2011.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB). The Corporation’s $4,242,000 of regulatory stock holdings as of June 30, 2011, consisted of $4,054,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

repurchased from the Corporation at par if the borrowings decline to a predetermined level. In years preceding 2008 and throughout most of 2008, the Corporation earned a return or dividend on the amount invested. In December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level. That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition. Based on the financial results of the FHLB for the year ended December 31, 2010, and for the six months ended June 30, 2011, management believes that the suspension of the dividend payments is temporary in nature, and will resume at some point in the future.

Since the fourth quarter of 2010, the FHLB has announced several excess capital stock repurchases. This has caused the Corporation’s capital stock position to decline from $4,492,000 as of December 31, 2010, to $4,054,000 as of June 30, 2011. Subsequent to June 30, 2011, but prior to the filing of this report, the FHLB once again announced a limited repurchase of capital stock leaving the Corporation with $3,914,000 of FHLB capital stock as of July 31, 2011. With this repurchase, the Corporation no longer has any excess capital stock, as a result any future excess capital stock repurchase would not impact the Corporation unless the amount of FHLB borrowings would decline and then cause an excess capital stock position. While the FHLB has not committed to regular repurchases of excess stock, a sustained pattern has developed and the Corporation does view these recent actions as a sign any excess capital stock could be repurchased in the future. Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to periodically repurchase excess capital stock and resume payment of a dividend. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Deposits

The Corporation’s total ending deposits increased $1.0 million, or 0.2%, and decreased $2.1 million, or 0.4%, from June 30, 2010, and December 31, 2010, respectively. Customer deposits are the Corporation’s primary source of funding for loans and investments. During 2010 and continuing into 2011, the economic concerns and poor performance of other types of investments led customers back to banks for safe places to invest money, despite low interest rates. The mix of the Corporation’s core deposit categories has remained relatively stable, while the time deposits have declined materially. The reduction of time deposits is part of management’s asset liability strategy of altering the Corporation’s funding mix. Management desires to reduce its level of reliance on time deposits which are a more expensive and volatile funding source. The Deposits by Major Classification table, shown below, provides the balances of each category for June 30, 2011, December 31, 2010, and June 30, 2010.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2011	2010	2010
	$	$	$

Non-interest bearing demand	137,928	131,534	124,260
NOW accounts	63,397	63,877	58,153
Money market deposit accounts	53,953	55,111	50,014
Savings accounts	100,567	92,964	92,180
Time deposits	231,607	246,212	258,525
Brokered time deposits	6,037	5,896	9,370
Total deposits	593,489	595,594	592,502

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation has been a stable presence in the local area and offers convenient locations, low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves. Management has always priced products and services in a manner that makes them affordable for all customers. This in turn creates a high degree of customer loyalty and a stable deposit base. Additionally, as financial institutions have come under increased scrutiny from both regulators and customers, the Corporation has maintained an outstanding reputation. The Corporation’s deposit base increased as a result of customers seeking a longstanding, reliable institution as a partner to meet their financial needs. Additionally, a new branch location opened in September 2008, expanding the Corporation’s market area and contributing to additional deposit growth.

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of June 30, 2011, time deposit balances, excluding brokered deposits, had decreased $26.9 million, or 10.4%, and $14.6 million, or 5.9%, from June 30, 2010, and December 31, 2010, respectively. The Corporation has recently seen a shift in deposit trends as customers have moved money from time deposits into core checking and savings accounts. In the current interest rate environment, with the likelihood of market rates increasing in the future, customers are not as willing to invest their funds for a period of time and are more inclined to accumulate their funds in a liquid account that can be accessed at any time.

Time deposits are a safe investment with FDIC coverage ensuring no loss of principal up to certain levels. Prior to October 3, 2008, FDIC coverage was $100,000 on non-IRA time deposits and $250,000 on IRA time deposits. Effective October 3, 2008, the FDIC insurance increased to $250,000 for all deposit accounts with the signing of the Emergency Economic Stabilization Act of 2008, which was made permanent under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As the equity markets faced declines and volatility, customers began placing more and more time deposits in financial institutions; however, they did not want to exceed the FDIC insurance limits. The increase in FDIC coverage generally enabled time deposit customers to increase their deposit balances held with the Corporation. Previously, a significant segment of the Corporation’s larger CD customers would limit their deposit by account title to $100,000. Now customers can deposit up to $250,000 with full FDIC coverage, under each form of eligible account ownership. Management anticipates that the recent declines in time deposits will likely continue until interest rates increase and cause more of a separation between longer-term rates and overnight rates.

Borrowings

Total borrowings were $79.0 million, $74.5 million, and $80.0 million as of June 30, 2011, December 31, 2010, and June 30, 2010, respectively. The Corporation was purchasing no short-term funds as of June 30, 2011, December 31, 2010, or June 30, 2010. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. The short-term funds are purchased through correspondent and member bank relationships as overnight borrowings.

Total long-term borrowings, borrowings initiated for terms longer than one year, were also $79.0 million, $74.5 million, and $80.0 million as of June 30, 2011, December 31, 2010, and June 30, 2010. The Corporation uses two main sources for long-term borrowings: FHLB advances from the FHLB of Pittsburgh and repurchase agreements obtained through brokers. The repurchase agreement portion of the long-term debt was $30 million at June 30, 2010, and declined to $25 million at June 30, 2011. FHLB advances were $50 million at June 30, 2010, and increased to $54 million at June 30, 2011. Both FHLB advances and repurchase agreements are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits. Over the course of the past twelve months, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances at significant rate savings. In the current interest rate environment, management has preferred to seek new long-term borrowings from FHLB rather than through repurchase agreements. For this reason, it is likely the FHLB portion of long-term debt will continue to increase with the repurchase agreements reducing as they mature. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of June 30, 2011, the Corporation was within this policy guideline at 7.2% of asset size with $54.0 million of total FHLB borrowings.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of June 30, 2011, the Corporation was within this policy guideline at 100.1% of capital with $79.0 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings within these policy guidelines throughout all of 2010 and the first half of 2011.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $192.2 million. The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by the FHLB. The nation’s sub-prime and credit crisis of 2008 has led to negative economic events, which has significantly affected real estate valuations, the residential housing industry, and securities consisting of various forms of mortgage-backed financial instruments. The FHLB has been impacted by these events and is under operating performance pressures and increased regulatory oversight, and has taken steps to preserve capital. As a result, the FHLB suspended the dividend paid on stock owned by banks that have outstanding FHLB borrowings, and discontinued the regular repurchase of excess stock if a bank reduces its borrowings. However, as of October 29, 2010, and three times since this date, the FHLB has repurchased set amounts of excess capital stock from member institutions including the Corporation. Management believes the consistent repurchasing of excess capital stock supports the fact that the FHLB is making progress in improving its capital position and also restoring confidence in the system. Management monitors the financial performance of the FHLB of Pittsburgh on a quarterly basis to determine the safety and soundness of this entity as it relates to the Corporation’s capital stock investment and reliance on it borrowings as an important source of liquidity. Although the recent actions by the FHLB are positive, management remains committed to not placing significantly more reliance on the FHLB system.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of June 30, 2011	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	18.0%	8.0%	10.0%
Bank	17.7%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.7%	4.0%	6.0%
Bank	16.5%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.1%	4.0%	5.0%
Bank	10.0%	4.0%	5.0%

As of December 31, 2010
Total Capital to Risk-Weighted Assets
Consolidated	17.5%	8.0%	10.0%
Bank	17.3%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.3%	4.0%	6.0%
Bank	16.1%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	9.8%	4.0%	5.0%
Bank	9.6%	4.0%	5.0%

As of June 30, 2010
Total Capital to Risk-Weighted Assets
Consolidated	16.7%	8.0%	10.0%
Bank	16.6%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	15.5%	4.0%	6.0%
Bank	15.3%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	9.6%	4.0%	5.0%
Bank	9.5%	4.0%	5.0%

The Corporation’s dividends per share for the first half of 2011 were $0.48 per share, matching the dividends per share in the same period of 2010. Dividends are paid from current earnings and available retained earnings. Management’s current capital plan calls for management to maintain tier I capital to average assets between 9.5% and 12.0%. The Corporation’s current tier I capital ratio is 10.1%. Management also desires a dividend payout ratio of approximately 40%. This ratio will vary according to income, but over the long term, management’s goal is to average a payout ratio of approximately 40%. The Corporation’s dividend payout ratio for the first half of 2011 was 38.7% while the same prior year ratio was 43.6%. No changes to the Corporation’s quarterly dividend amount have been made since 2009.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of June 30, 2011, the Corporation showed unrealized gains, net of tax, of $2,847,000, compared to unrealized gains of $442,000 as of December 31, 2010, and unrealized gains of $2,597,000 as of June 30, 2010. These unrealized gains or losses, net of tax are excluded from capital when calculating the tier I capital to

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

average assets numbers above. The amount of unrealized net gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities which are shown as a reduction to income on the Corporation’s Consolidated Statements of Income. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of June 30, 2011.

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

June 30,
2011
$
Commitments to extend credit:
Revolving home equity	18,362
Construction loans	12,927
Real estate loans	9,192
Business loans	55,417
Consumer loans	1,768
Other	3,389
Standby letters of credit	7,007

Total	108,062

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was signed into law. Dodd-Frank is intended to affect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally creates a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank is expected to have a significant impact on the Corporation’s business operations as its provisions take effect. It is difficult to predict at this time what specific impact Dodd-Frank and the yet-to-be-written implementing rules and regulations will have on community banks. However, it is expected that, at a minimum, they will increase the Corporation’s operating and compliance costs and could increase interest expense. Among the provisions that are likely to affect the Corporation are the following:

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
Management’s Discussion and Analysis

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

As noted in the discussion on deposits, customers have historically provided the Corporation with a reliable and steadily increasing source of funds liquidity. The Corporation also has in place relationships with other banking institutions for the purpose of buying and selling Federal funds. The lines of credit with these institutions provide immediate sources of additional liquidity. The Corporation currently has unsecured lines of credit totaling $39 million. This does not include amounts available from member banks such as the Federal Reserve Discount Window or the FHLB.

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to determine liquidity risk. The Corporation was within internal gap guidelines for all ratios as of June 30, 2011. During the second quarter of 2010, management implemented prepayment speed assumptions for its securities portfolio to more accurately model principal paydowns received on securities. It is management’s opinion that these investments are now modeled as accurately as possible utilizing current software, and the cash flows received on each bond are reflected appropriately. After these changes were made, as of June 30, 2010, the Corporation was within the internal gap guidelines for the one-year and three-year gap ratios with the one-year gap at 66% and the three-year gap at 87%. As of December 31, 2010, these ratios were further improved and all were within the internal guidelines. All ratios as of June 30, 2011, showed decreases from the ratios reported at December 31, 2010, but back to the same levels as June 30, 2010, with a one-year gap of 67% and a three-year gap of 87%. The primary reason for the decrease in gap ratios can be attributed to a shortening of the bank’s liabilities. Management maintained higher levels of cash toward the end of the second quarter to assist in offsetting the Corporation’s relatively long securities portfolio. The strategy of maintaining higher cash levels to improve gap ratios and act as an immediate hedge against liquidity risk and interest rate risk is expected to continue until the securities portfolio is materially shorter in duration. All gap ratios were well within guidelines as of June 30, 2011.

Generally, through 2010 and into 2011, management had a bias towards rates remaining unchanged for a longer period of time and preferred to maintain gap ratios on the low end of gap guidelines, as it is advantageous to have a smaller amount of assets subject to repricing while interest rates are at historically low levels. Management took the

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

In addition to the cumulative maturity gap analysis discussed above, management utilizes a number of liquidity measurements that management believes has certain advantages over static gap analysis and provides more specific and varied vantage points of the Corporation’s present and projected liquidity positions.

The Corporation analyzes the following liquidity measurements in an effort to monitor and mitigate liquidity risk:

•	Core Deposit Ratio – Core deposits as a percentage of assets
•	Funding Concentration Analysis – Alternative funding sources outside of core deposits as a percentage of assets
•	Short-term Funds Availability – Readily available short-term funds as a percentage of assets
•	Securities Portfolio Liquidity – Cash flows maturing in one year or less as a percentage of assets and securities portfolio
•	Borrowing Limits – Internal borrowing limits in terms of both FHLB and total borrowings
•	Three-, Six-, and Twelve-month Projected Sources and Uses of Funds

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of June 30, 2011, the Corporation was within guidelines for all of the above measurements. As of December 31, 2009, management felt it would be advantageous to change the guideline for securities portfolio liquidity to 5.0% to 10.0% of assets up from the previous guideline of 2.5% to 7.5% of assets. This change was instituted to afford for greater liquidity within the securities portfolio. Under a stricter definition of excluding cash invested overnight, the Corporation was not within the newer securities portfolio liquidity target as of June 30, 2011, with securities cash flow under one-year accounting for 3.9% of assets. However, when factoring in the Corporation’s cash levels at June 30, 2011, this ratio was 7.7% of assets. Management expects to continue to carry higher levels of cash on hand to compensate for the lower-than-targeted cash flows from the securities portfolio. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

Interest Rate Risk

Interest rate risk is measured using two analytical tools:

•	Changes in net interest income
•	Changes in net portfolio value

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value. The modeling is generally conducted under seven different interest rate scenarios. The seven standard scenarios used previously consisted of projections of net interest income if rates remain flat, increase 100, 200, or 300 basis points, or decrease 100, 200, or 300 basis points. In the third quarter of 2010, management made the decision to modify the interest rate scenarios and model net interest income if rates remain flat, decrease 50 or 100 basis points, or increase 100, 200, 300, or 400 basis points. Because rates cannot go much lower, it was more appropriate to model

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

more rates-up scenarios to ensure net interest income can be maintained within acceptable limits in a faster rates-up environment. The results obtained through the use of forecasting models are based on a variety of factors. Both the income and fair value forecasts make use of the maturity and repricing schedules to determine the changes to the balance sheet over the course of time. Additionally, there are many assumptions that factor into the results. These assumptions include, but are not limited to, the following:

•	Projected interest rates
•	Timing of interest rate changes
•	Changes to the yield curve
•	Prepayment speeds on loans and mortgage-backed securities
•	Anticipated calls on financial instruments with call options
•	Deposit and loan balance fluctuations
•	Economic conditions
•	Consumer reaction to interest rate changes

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

The second quarter 2011 analysis projects the net interest income expected in the seven modified rate scenarios on a one-year time horizon. As of June 30, 2011, the Corporation was within guidelines for the maximum amount of net interest income declines given all seven rate scenarios. The Corporation’s projected net interest income fluctuations given the seven different rate scenarios did not change materially from December 31, 2010.

As of June 30, 2011, the Federal funds stated target rate remained between 0.00% and 0.25%, but effectively the rate has been 0.25% since December 2008. It is very unlikely the Federal Reserve would lower any key rates, including Federal funds or the Discount rate further. This means the Corporation’s primary concern in this current rate environment is with higher interest rate scenarios; therefore, they are reviewed with more scrutiny. For the rates-up 100 and 200 basis-point scenarios, net interest income decreases slightly compared to the rates unchanged scenario, representing a 2% reduction in the rates-up 100 basis-point scenario, and less than a 1% reduction in the rates-up 200 basis-point scenario. The decreases are primarily due to the fact that the Corporation is liability sensitive indicating that fewer assets will reprice than liabilities in a given time period. For the rates-up 300 and 400 basis-point scenarios, the net interest income increases; 2.3% in the rates up 300 basis-point scenario, and 5.5% in the rates up 400 basis-point scenario, compared to the rates unchanged scenario. The positive impact of significantly higher rates is due to the impact of assets repricing by the full amount of the Federal rate change which more than offsets the normal liability sensitivity of the Corporation, where a larger amount of liabilities reprice than assets, but they are only repricing by a fraction of the rate change. In the rates-up scenarios, most of the Corporation’s variable rate loans reprice higher by the full amount of the Federal Reserve’s action; whereas management is generally able to limit the amount of core and time deposit increases to a fraction of the rate increase. This in essence allows management the ability to neutralize the impact of higher rates by controlling the large amount of liabilities that are repricing. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly over the next twelve months.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven modified scenarios mentioned under “Changes in Net Interest Income” above. As of June 30, 2011, the Corporation was within guidelines for all scenarios with the rates-up exposures slightly lower than the December 31, 2010 measurements. Generally, the rates-up 300 and 400 basis-point scenarios showed close to 5% less exposure than the December 31, 2010 measurements, with the rates-up 200 basis-point scenario showing approximately 3% less exposure. The rates-up 100 basis-point scenario showed slightly more exposure as of June 30, 2011, compared to December 31, 2010, but was still very minimal. A reduction in fair value as rates rise indicates that the Corporation loses net portfolio value, with the value of assets declining at a faster rate than the decrease in the value of deposits. The decreased exposure in the rates-up 200, 300, and 400 basis-point scenarios is primarily a result of management’s decision to sell $9 million of the Corporation’s taxable securities during the second quarter of 2011, which modeled with most exposure to higher interest rates. The decreased fair value was also aided by a $2 million reduction in the amount of municipal bonds held since December 31, 2010, through normal maturities and calls. Additionally, the Corporation has been carrying larger cash levels and purchasing shorter duration securities to offset the generally longer length of the existing securities portfolio. Management anticipates maintaining the fair value exposures within the policy guidelines throughout the remainder of the year.

The weakness with the net portfolio value analysis is that it assumes liquidation of the Corporation rather than as a going concern. For that reason, it is considered a secondary measurement of interest rate risk to “Changes in Net Interest Income” discussed above.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of June 30, 2011, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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
June 30, 2011

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. Management has identified the following new risk factor since the December 31, 2010 Form 10-K filing.

The Potential Rating Downgrade of the United States Government May Adversely Affect the Corporation

In July 2011, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Corporation invests and receives lines of credit from, on negative watch and a downgrade of the United States’ credit rating would trigger a similar downgrade in the credit rating of these government sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may be downgraded if the United States’ credit rating is downgraded. The impact that these credit rating downgrades may have on the national and local economy could have an adverse effect on the Corporation’s financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended June 30, 2011.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

April 2011	-	-	-	82,500
May 2011	-	-	-	82,500
June 2011	2,500	$24.65	2,500	80,000

Total	2,500

*On August 13, 2008, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s Dividend Reinvestment Plan and Employee Stock Purchase Plan. The first purchase of common stock under this plan occurred on August 27, 2008. By June 30, 2011, a total of 60,000 shares were repurchased at a total cost of $1,504,000, for an average cost per share of $25.06. Management may choose to repurchase additional shares during the remainder of 2011.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. (Removed and Reserved)

Item 5. Other Information – Nothing to Report

Index

ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page

3 (i)	Articles of Incorporation of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	2001 Employee Stock Purchase Plan	****

10.3	2010 Non-Employee Directors’ Stock Plan	*****

11	Statement re: computation of per share earnings	4
	(Included on page 4 herein)

31.1	Section 302 Chief Executive Officer Certification	63

31.2	Section 302 Principal Financial Officer Certification	64

32.1	Section 1350 Chief Executive Officer Certification	65

32.2	Section 1350 Principal Financial Officer Certification	66

101	Interactive Data File	******

*	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.

**	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.

***	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2008.

****	Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.

*****	Incorporated herein by reference to Exhibit 10 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 4, 2010.

******	To be filed by amendment.

Index

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: August 10, 2011	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
President & CEO

Dated: August 10, 2011	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

Index

ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2001 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.)
10.3	2010 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 63
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 64
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 65
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 66
101	Interactive Data File