Form 10-Q/A
period 2011-06-30
ENB Financial Corp
filed 2011-08-30
CIK 1437479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A
(Amendment No. 1)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011 or
(   ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

000-53297
(Commission File Number)

ENB FINANCIAL CORP
 (Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	51-0661129 (IRS Employer ID Number)
31 E Main Street, Ephrata, PA (Address of principal executive offices)	17522-0457 (Zip code)
Registrant’s telephone number, including area code (717) 733-4181

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒          No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files.
Yes  ☒          No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.  As of August 10, 2011, the registrant had 2,861,362 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

3 (i)	Articles of Incorporation of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	*

10.1	Form of Deferred Income Agreement	*

10.2	2001 Employee Stock Purchase Plan	*

10.3	2010 Non-Employee Directors’ Stock Plan	*

11	Statement re: computation of per share earnings	*

31.1	Section 302 Chief Executive Officer Certification	*

31.2	Section 302 Principal Financial Officer Certification	*

32.1	Section 1350 Chief Executive Officer Certification	*

32.2	Section 1350 Principal Financial Officer Certification	*

101	Interactive Data File	**

*Filed with the 06/30/11 Form 10-Q
**Furnished, not filed, herewith

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: August 30, 2011	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
President & CEO

Dated: August 30, 2011	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

3