Form 10-Q
period 2011-09-30
ENB Financial Corp
filed 2011-11-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to _____________________________________

ENB Financial Corp
(Exact name of registrant as specified in its charter)

Pennsylvania	000-53297	51-0661129
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No)

31 E. Main St., Ephrata, PA	17522-0457
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(717) 733-4181

Former name, former address, and former fiscal year, if changed since last report	Not Applicable

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
Yes  ☐            No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 7, 2011, the registrant had 2,859,035 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP
INDEX TO FORM 10-Q
September 30, 2011

Index

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

ENB Financial Corp
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,	September 30,
	2011	2010	2010
(Dollars in thousands, except share data)	$	$	$
ASSETS
Cash and due from banks	10,541	9,388	10,423
Intererest-bearing deposits in other banks	24,479	16,838	17,666
Federal funds sold	—	3,000	3,000

Total cash and cash equivalents	35,020	29,226	31,089

Securities available for sale (at fair value)	284,644	259,138	248,150

Loans held for sale	210	771	3,767

Loans (net of unearned income)	408,450	415,234	424,829

Less: Allowance for loan losses	8,253	7,132	6,714

Net loans	400,197	408,102	418,115

Premises and equipment, net	20,912	20,487	20,675

Regulatory stock	4,102	4,680	4,916

Bank owned life insurance	16,393	15,891	15,717

Other assets	7,351	9,474	10,457

Total assets	768,829	747,769	752,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	139,426	131,534	128,760
Interest-bearing	463,995	464,060	465,691

Total deposits	603,421	595,594	594,451

Long-term debt	80,500	74,500	75,000
Other liabilities	3,170	3,442	6,058

Total liabilities	687,091	673,536	675,509

Stockholders’ equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,859,035
(Issued 2,869,557 and Outstanding 2,856,039 as of 12-31-10)
(Issued 2,869,557 and Outstanding 2,852,869 as of 9-30-10)	574	574	574
Capital surplus	4,317	4,325	4,340
Retained earnings	72,450	69,226	68,293
Accumulated other comprehensive income, net of tax	4,655	442	4,589
Less: Treasury stock shares at cost 10,522 (13,518 shares as of 12-31-10 and 16,688 shares as of 9-30-10)	(258)	(334)	(419)

Total stockholders’ equity	81,738	74,233	77,377

Total liabilities and stockholders’ equity	768,829	747,769	752,886

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Income (Unaudited)
Periods Ended September 30, 2011 and 2010

	Three Months		Nine Months
	2011	2010	2011	2010
(Dollars in thousands, except share data)	$	$	$	$
Interest and dividend income:

Interest and fees on loans	5,386	5,729	16,271	16,974
Interest on securities available for sale
Taxable	1,603	1,759	4,710	5,600
Tax-exempt	867	780	2,565	2,121
Interest on federal funds sold	11	6	29	10
Dividend income	28	37	94	100

Total interest and dividend income	7,895	8,311	23,669	24,805

Interest expense:
Interest on deposits	1,270	1,765	4,005	5,577
Interest on long-term debt	785	855	2,338	2,569

Total interest expense	2,055	2,620	6,343	8,146

Net interest income	5,840	5,691	17,326	16,659

Provision for loan losses	450	450	1,350	1,350

Net interest income after provision for loan losses	5,390	5,241	15,976	15,309

Other income:
Trust and investment services income	253	216	847	780
Service fees	435	494	1,320	1,616
Commissions	469	409	1,376	1,169
Gains on securities transactions, net	269	478	1,346	1,036
Impairment losses on securities:
Impairment losses on investment securities	(1,112)	(492)	(1,331)	(596)
Non-credit related losses on securities not expected to be sold in other comprehensive income before tax	1,031	295	1,031	295
Net impairment losses on investment securities	(81)	(197)	(300)	(301)
Gains on sale of mortgages	28	55	108	118
Losses on sale of loans	—	—	(263)	—
Earnings on bank owned life insurance	148	138	441	427
Other Income	88	56	264	284

Total other income	1,609	1,649	5,139	5,129

Operating expenses:
Salaries and employee benefits	2,904	2,727	8,566	8,147
Occupancy	410	412	1,217	1,227
Equipment	206	210	604	626
Advertising & marketing	74	84	239	319
Computer software & data processing	397	432	1,174	1,190
Bank shares tax	208	208	625	590
Professional services	287	330	974	1,114
FDIC Insurance	88	172	433	512
Other Expense	401	466	1,133	1,260

Total operating expenses	4,975	5,041	14,965	14,985

Income before income taxes	2,024	1,849	6,150	5,453

Provision for federal income taxes	293	240	870	726

Net income	1,731	1,609	5,280	4,727

Earnings per share of common stock	0.61	0.56	1.85	1.66

Cash dividends paid per share	0.24	0.24	0.72	0.72

Weighted average shares outstanding	2,858,809	2,849,077	2,857,626	2,843,928

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB Financial Corp
Consolidated Statements of Comprehensive Income  (Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

	Three Months		Nine Months
	2011	2010	2011	2010
(Dollars in thousands)	$	$	$	$

Net income	1,731	1,609	5,280	4,727

Other comprehensive income arising during the period	2,551	2,737	5,337	6,609

Reclassification adjustment for gains realized in income	(269)	(478)	(1,346)	(1,036)

Reclassification adjustment for other-than-temporary impairment losses realized in income	81	197	300	301

Other comprehensive income before tax	2,739	3,018	6,383	7,344

Income taxes related to comprehensive income	931	1,026	2,170	2,497

Other comprehensive income	1,808	1,992	4,213	4,847

Comprehensive income	3,539	3,601	9,493	9,574

Index

ENB Financial Corp
CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)	Nine Months Ended September 30,
	2011	2010
	$	$
Cash flows from operating activities:
Net income	5,280	4,727
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities and loan fees	1,353	958
Increase in interest receivable	(35)	(184)
Decrease in interest payable	(158)	(147)
Provision for loan losses	1,350	1,350
Gains on securities transactions	(1,346)	(1,036)
Impairment losses on securities	300	301
Losses on the sale of student loans	263	—
Gains on sale of mortgages	(108)	(118)
Loans originated for sale	(7,277)	(11,863)
Proceeds from sales of loans	7,946	8,393
Earnings on bank-owned life insurance	(441)	(427)
Losses on sale of other real estate owned	—	58
Depreciation of premises and equipment and amortization of software	999	1,029
Deferred income tax	(212)	(425)
Decrease in federal deposit insurance	395	460
Other assets and other liabilities, net	(400)	(759)
Net cash provided by operating activities	7,909	2,317

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	41,795	44,065
Proceeds from sales	58,530	40,841
Purchases	(119,762)	(89,649)
Proceeds from sale of other real estate owned	—	371
Redemptions of regulatory bank stock	578	—
Purchase of bank-owned life insurance	(61)	(42)
Proceeds from sale of student loans	7,981	—
Net (increase) decrease in loans	(1,682)	2,095
Purchases of premises and equipment	(1,226)	(628)
Purchase of computer software	(107)	(263)
Net cash used in investing activities	(13,954)	(3,210)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	15,606	22,245
Net (decrease)/increase in time deposits	(7,779)	2,263
Proceeds from long-term debt	10,500	7,500
Repayments of long-term debt	(4,500)	(15,000)
Dividends paid	(2,056)	(2,047)
Treasury stock sold	334	274
Treasury stock purchased	(266)	—
Net cash provided by financing activities	11,839	15,235
Increase in cash and cash equivalents	5,794	14,342
Cash and cash equivalents at beginning of period	29,226	16,747
Cash and cash equivalents at end of period	35,020	31,089

Supplemental disclosures of cash flow information:
Interest paid	6,501	8,293
Income taxes paid	1,065	1,040

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned held for sale from loans	—	429
Fair value adjustments for securities available for sale	6,383	7,344

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

ENB Financial Corp (“the Corporation”) is the bank holding company for Ephrata National Bank (the “Bank”), which is a wholly-owned subsidiary of ENB Financial Corp.  This Form 10-Q, for the third quarter of 2011, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.      Securities Available for Sale

The amortized cost and fair value of securities held at September 30, 2011, and December 31, 2010, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2011
U.S. treasuries & government agencies	48,939	2,611	(13)	51,537
U.S. agency mortgage-backed securities	50,445	1,140	—	51,585
U.S. agency collateralized mortgage obligations	60,274	486	(192)	60,568
Private collateralized mortgage obligations	11,261	22	(1,038)	10,245
Corporate bonds	22,421	222	(346)	22,297
Obligations of states and political subdivisions	80,251	4,262	(55)	84,458
Total debt securities	273,591	8,743	(1,644)	280,690
Marketable equity securities	4,000	—	(46)	3,954
Total securities available for sale	277,591	8,743	(1,690)	284,644

December 31, 2010
U.S. treasuries & government agencies	46,701	1,310	(125)	47,886
U.S. agency mortgage-backed securities	38,201	844	(207)	38,838
U.S. agency collateralized mortgage obligations	64,713	886	(206)	65,393
Private collateralized mortgage obligations	12,900	132	(1,220)	11,812
Corporate bonds	11,749	234	(74)	11,909
Obligations of states and political subdivisions	80,204	602	(1,405)	79,401
Total debt securities	254,468	4,008	(3,237)	255,239
Marketable equity securities	4,000	—	(101)	3,899
Total securities available for sale	258,468	4,008	(3,338)	259,138

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at September 30, 2011, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	36,127	36,460
Due after one year through five years	101,019	102,350
Due after five years through ten years	60,775	63,196
Due after ten years	75,670	78,684
Total debt securities	273,591	280,690

Securities available for sale with a par value of $76,186,000 and $66,801,000 at September 30, 2011, and December 31, 2010, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law.  The fair value of these pledged securities was $82,001,000 at September 30, 2011, and $70,718,000 at December 31, 2010.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below.  Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2011	2010
	$	$
Proceeds from sales	58,530	40,841
Gross realized gains	1,567	1,076
Gross realized losses	221	40

	Nine Months Ended September 30,
	2011	2010
	$	$
Gross realized gains	1,567	1,076

Gross realized losses	221	40
Impairment on securities	300	301
Total gross realized losses	521	341
Net gains on securities	1,046	735

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

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis.  As of September 30, 2011, four private collateralized mortgage obligations (PCMOs) originated by three issuers were considered to be other-than-temporarily impaired, and the cash flow analysis on three of these four securities indicated a need to take additional impairment charges.  Impairment charges of $81,000 were recorded on these three securities as of September 30, 2011.  Impairment charges of $219,000 were recorded on the four PCMO securities considered to be other-than-temporarily impaired as of June 30, 2011, resulting in total impairment in 2011 of $300,000.  As of December 31, 2010, the same four PCMOs were considered to be other-than-temporarily impaired.  Of these four securities, only two had impairment taken during 2010 in the amount of $393,000.  Cumulative impairment on the four PCMO securities deemed impaired as of September 30, 2011, was $1,032,000.  Information pertaining to securities with gross unrealized losses at September 30, 2011, and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of September 30, 2011
U.S. treasuries & government agencies	1,831	(13)	—	—	1,831	(13)
U.S. agency collateralized mortgage obligations	27,030	(192)	—	—	27,030	(192)
Private collateralized mortgage obligations	2,636	(7)	6,396	(1,031)	9,032	(1,038)
Corporate bonds	7,862	(346)	—	—	7,862	(346)
Obligations of states & political subdivisions	951	(7)	3,029	(48)	3,980	(55)

Total debt securities	40,310	(565)	9,425	(1,079)	49,735	(1,644)

Marketable equity securities	—	—	954	(46)	954	(46)

Total temporarily impaired securities	40,310	(565)	10,379	(1,125)	50,689	(1,690)

As of December 31, 2010
U.S. treasuries & government agencies	5,904	(125)	—	—	5,904	(125)
U.S. agency mortgage-backed securities	16,331	(207)	—	—	16,331	(207)
U.S. agency collateralized mortgage obligations	21,256	(206)	—	—	21,256	(206)
Private collateralized mortgage obligations	—	—	7,377	(1,220)	7,377	(1,220)
Corporate bonds	4,588	(74)	—	—	4,588	(74)
Obligations of states & polititcal subdivisions	42,453	(1,294)	3,568	(111)	46,021	(1,405)

Total debt securities	90,532	(1,906)	10,945	(1,331)	101,477	(3,237)

Marketable equity securities	—	—	1,899	(101)	1,899	(101)

Total temporarily impaired securities	90,532	(1,906)	12,844	(1,432)	103,376	(3,338)

In the debt security portfolio, there are 33 positions that are considered temporarily impaired at September 30, 2011.  Of those 33 positions, four PCMOs were the only instruments considered other-than-temporarily impaired at September 30, 2011.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The Corporation evaluates both equity and debt securities with fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such an evaluation.  The Corporation adopted a provision of U.S. generally accepted accounting principles which provides for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss), which is recognized in earnings, and (b) the amount of total OTTI related to all other factors, which is recognized, net of taxes, as a component of accumulated other comprehensive income. The adoption of this provision was only applicable to four PCMOs since these were the only instruments management deemed to be other-than-temporarily impaired.

The impairment on the PCMOs is a result of a deterioration of expected cash flows on these securities due to higher projected credit losses than the amount of credit protection carried by these securities.  Specifically, the foreclosure and severity rates have been running at levels where expected principal losses are in excess of the remaining credit protection on these instruments.  The projected principal losses are based on prepayment speeds that are equal to or slower than the actual last twelve month prepayment speeds the particular securities have experienced.  Every quarter, management evaluates third-party reporting that shows projected principal losses based on various prepayment speed and severity rate scenarios.   Based on the assumption that all loans over 60 days delinquent will default and at a severity rate equal to or above that previously experienced, and based on historical and expected prepayment speeds, management determined that it was appropriate to take additional impairment on four PCMOs in the nine months ended September 30, 2011.

The following table summarizes the cumulative roll-forward of credit losses on the Corporation’s other-than-temporarily impaired PCMOs recorded in earnings, for which a portion was also recognized as a component of other comprehensive income for the nine months ended September 30, 2011, and September 30, 2010:

CREDIT LOSSES ON OTHER-THAN-TEMPORARILY IMPAIRED SECURITIES
(DOLLARS IN THOUSANDS)

	2011	2010
	$	$

Balance as of January 1	732	369

Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	300	301

Balance as of September 30	1,032	670

The following table reflects the book value, market value, and unrealized loss as of September 30, 2011, on the four PCMO securities held which had impairment taken in 2011.  The values shown are after the Corporation recorded year-to-date impairment charges of $300,000 through September 30, 2011.  The $300,000 is deemed to be a credit loss and is the amount that management expects the principal loss will be by the time these four securities mature.  The remaining $1,031,000 of unrealized losses is deemed to be a market value loss that is considered temporary.  Prior to the impairment charge, these four securities had unrealized losses of $1,331,000.

SECURITY IMPAIRMENT CHARGES
(DOLLARS IN THOUSANDS)

				Year-to-Date
	As of September 30, 2011			2011
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$
Private collateralized mortgage obligations	7,427	6,396	(1,031)	(300)

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

Recent market conditions throughout the financial sector have made the evaluation regarding the possible impairment of PCMOs difficult to fully determine given the volatility of their pricing, based not only on interest rate changes, but on collateral uncertainty as well.  The Corporation’s mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) holdings are backed by the U.S. government, and therefore, experience significantly less volatility and uncertainty than the PCMO securities.  The Corporation’s PCMO holdings make up a minority of the total MBS, CMO, and PCMO securities held.  As of September 30, 2011, on an amortized cost basis, PCMOs accounted for 9.2% of the Corporation’s total MBS, CMO, and PCMO holdings, compared to 11.1% as of December 31, 2010.  As of September 30, 2011, six PCMOs were held with two rated AAA by S&P and the remaining four securities rated below investment grade which is considered BBB- for S&P and Baa3 for Moody.  On June 7, 2011, one PCMO was rated BB by Fitch but was still rated AAA by S&P.  For purposes of reporting, management goes by the lowest grade and, in this case, the PCMO is considered below investment grade.  Impairment charges, as detailed above, were taken on four of these securities during 2011.

Management conducts impairment analysis on a quarterly basis.  Cash flow analysis performed under severe stress testing does not indicate a need to take further impairment on the bonds that are considered impaired and does not show principal losses on the two bonds that are not deemed as impaired.

The net unrealized loss position on all of the Corporation’s PCMOs has decreased slightly since December 31, 2010, with net unrealized losses of $1,016,000 as of September 30, 2011, compared to $1,088,000 as of December 31, 2010.  Two PCMOs carried gains of $132,000 as of December 31, 2010, and only one of these securities was still carrying a gain of $22,000 as of September 30, 2011.  One other PCMO had a minimal unrealized loss of $7,000 as of September 30, 2011.  Due to the steady monthly principal payments that are occurring on all of the PCMO bonds, management anticipates that the net unrealized loss position on these bonds will also generally decline in proportion to the percentage decline in principal value.  Management has concluded that, as of September 30, 2011, the unrealized losses outlined in the above table represent temporary declines.  While management’s normal position is to hold securities until maturity, management will periodically evaluate all securities, including the PCMOs, for sales opportunities when gains arise, or when losses decline based on market conditions.  Management may also choose to sell PCMOs in an effort to reduce classified assets.  If any security carries credit ratings below investment grade, they are therefore considered a classified asset.  Lastly, management will periodically evaluate smaller MBS, CMO, and PCMO security positions in an effort to reduce the administrative cost of the portfolio.  For these reasons, management could choose to sell PCMO securities at gains or losses prior to maturity; however management does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

For U.S agencies, U.S. agency-backed MBS, and CMOs management analyzes these securities for impairment based on the amount of unrealized loss carried and the length of time the loss was carried.  Due to the implied AAA rating and backing of the U.S. government the likelihood of a loss of principal on these bonds is remote.  One U.S. agency bond carried a small unrealized loss of $13,000 as of September 30, 2011.  There were no unrealized losses on the U.S. agency MBS bonds as of September 30, 2011, and the unrealized losses that existed on the U.S. agency CMOs were low at $192,000 and existed for less than twelve months.  Management performs the same impairment analysis

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

for the Corporation’s corporate bonds and tax exempt municipal bond securities, but, since these securities are not backed by the U.S. government, management evaluates the credit quality of the corporation or municipality by monitoring credit ratings and outlooks.  In the case of municipal bonds, the insurance backing, if applicable, is also evaluated.  Management individually tracks all corporate and municipal bonds that have lost their rating or have unrealized losses in excess of 10%.  As of September 30, 2011, there were no corporate or municipal securities with unrealized losses over 10%.  Management has determined that these securities are not other than temporarily impaired but the unrealized losses are a result of interest rate changes.

The Corporation also has two small equity holdings with a book value of $4 million in the form of two CRA-qualified mutual funds.  These equity funds make up less than 2% of the Corporation’s securities available for sale.  The one $3 million CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price, while the other Access Capital CRA fund with $1 million of book value is an equity fund subject to fair value adjustment.  These securities are listed as marketable equity securities in the preceding tables.  For the Access Capital CRA fund, management analyzes these securities for impairment in the same manner as debt securities, based on the amount of unrealized loss carried and the length of time the loss was carried.   However, unlike the debt instruments, management will track this equity fund even if unrealized losses are less than 10% because equity securities generally pose a greater risk to loss of principal since there is no specified maturity date on which the Corporation will recover the entire principal amount.  Recovery of the entire principal amount is dependent on the fair value of the security at the time of sale.  As of September 30, 2011, the Access Capital CRA fund was carrying a $46,000 unrealized loss which is 4.6% of book value.  Management has determined that this security is not other-than-temporarily impaired and the unrealized loss is a function of interest rate changes.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

3.     Loans and Allowance for Loan Losses

The following tables present the Corporation’s loan portfolio by category of loans as of September 30, 2011, and December 31, 2010, and the summary of the allowance for loan losses for the three and nine months ended September 30, 2011, and September 30, 2010.

LOAN PORTFOLIO
(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2011	2010
	$	$
Commercial real estate
Commercial mortgages	94,991	96,256
Agriculture mortgages	69,436	60,513
Construction	14,874	14,781
Total commercial real estate	179,301	171,550

Consumer real estate (a)
1-4 family residential mortgages	137,731	137,361
Home equity loans	15,652	17,719
Home equity lines of credit	14,258	12,490
Total consumer real estate	167,641	167,570

Commercial and industrial
Commercial and industrial	26,107	28,434
Tax-free loans	20,161	23,028
Agriculture loans	11,295	11,756
Total commercial and industrial	57,563	63,218

Consumer	4,023	13,045

Gross loans prior to deferred fees	408,528	415,383
Less:
Deferred loan fees, net	78	149
Allowance for loan losses	8,253	7,132
Total net loans	400,197	408,102

(a)	Real estate loans serviced for Fannie Mae, which are not included in the Consolidated Balance Sheets, totaled $9,225,000 and $10,101,000 as of September 30, 2011, and December 31, 2010, respectively.

ALLOWANCE FOR LOAN LOSSES SUMMARY
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,
	2011	2010
	$	$
Balance at July 1	7,801	6,413
Amounts charged off	(12)	(159)
Recoveries of amounts previously charged off	14	10
Balance before current quarter provision	7,803	6,264
Provision charged to operating expense	450	450
Balance at September 30	8,253	6,714

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

ALLOWANCE FOR LOAN LOSSES SUMMARY
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2011	2010
	$	$
Balance at January 1	7,132	5,912
Amounts charged off	(450)	(626)
Recoveries of amounts previously charged off	221	78
Balance before current year provision	6,903	5,364
Provision charged to operating expense	1,350	1,350
Balance at September 30	8,253	6,714

The Corporation grades commercial credits differently than consumer credits.  The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of September 30, 2011, and December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all.  The Corporation’s internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation’s internally assigned grades for commercial credits are as follows:

●	Pass – loans that are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

●	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

●
Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

●
Doubtful – loans that have all of the weaknesses inherent in a substandard asset.  In addition, these weaknesses make collection or liquidation in full highly questionable and improbable based on existing circumstances.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

COMMERCIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE
(DOLLARS IN THOUSANDS)

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
September 30, 2011	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	71,049	64,500	10,014	21,591	20,161	10,551	197,866
Special Mention	7,630	—	161	1,125	—	405	9,321
Substandard	16,312	4,936	4,699	3,391	—	339	29,677
Doubtful	—	—	—	—	—	—	—
Total	94,991	69,436	14,874	26,107	20,161	11,295	236,864
				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
December 31, 2010	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	72,541	53,757	11,377	20,286	23,028	10,932	191,921
Special Mention	8,657	5,667	126	2,403	—	589	17,442
Substandard	15,058	1,089	3,278	5,745	—	235	25,405
Doubtful	—	—	—	—	—	—	—
Total	96,256	60,513	14,781	28,434	23,028	11,756	234,768

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing.  The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of September 30, 2011, and December 31, 2010:

CONSUMER CREDIT EXPOSURE
CREDIT RISK PROFILE BY PAYMENT PERFORMANCE
(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
September 30, 2011	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	137,273	15,651	14,258	4,020	171,202
Non-performing	458	1	—	3	462
Total	137,731	15,652	14,258	4,023	171,664

	1-4 Family		Home Equity
December 31, 2010	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
	$	$	$	$	$
Payment performance:
Performing	137,268	17,661	12,490	13,044	180,463
Non-performing	93	58	—	1	152
Total	137,361	17,719	12,490	13,045	180,615

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of September 30, 2011, and December 31, 2010:

AGING OF LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
September 30, 2011	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	136	—	136	94,855	94,991	—
Agriculture mortgages	92	—	—	92	69,344	69,436	—
Construction	—	—	—	—	14,874	14,874	—
Consumer real estate
1-4 family residential mortgages	560	391	458	1,409	136,322	137,731	458
Home equity loans	198	—	1	199	15,453	15,652	1
Home equity lines of credit	—	—	—	—	14,258	14,258	—
Commercial and industrial
Commercial and industrial	—	—	101	101	26,006	26,107	—
Tax-free loans	—	—	—	—	20,161	20,161	—
Agriculture loans	—	—	—	—	11,295	11,295	—
Consumer	5	7	3	15	4,008	4,023	3
Total	855	534	563	1,952	406,576	408,528	462

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2010	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	305	81	1,502	1,888	94,368	96,256	—
Agriculture mortgages	—	—	—	—	60,513	60,513	—
Construction	—	—	224	224	14,557	14,781	—
Consumer real estate
1-4 family residential mortgages	1,201	113	93	1,407	135,954	137,361	93
Home equity loans	133	82	58	273	17,446	17,719	58
Home equity lines of credit	—	—	—	—	12,490	12,490	—
Commercial and industrial
Commercial and industrial	23	1	—	24	28,410	28,434	—
Tax-free loans	—	—	—	—	23,028	23,028	—
Agriculture loans	—	—	—	—	11,756	11,756	—
Consumer	27	5	1	33	13,012	13,045	1
Total	1,689	282	1,878	3,849	411,534	415,383	152

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2011, and December 31, 2010:

NONACCRUAL LOANS BY LOAN CLASS
(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2011	2010
	$	$
Commercial real estate
Commercial mortgages	1,320	3,280
Agriculture mortgages	—	—
Construction	—	224
Consumer real estate
1-4 family residential mortgages	217	—
Home equity loans	126	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	253	377
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,916	3,881

As of September 30, 2011, and December 31, 2010, all of the Corporation’s loans on nonaccrual status were also considered impaired.  The large reduction in nonaccrual loans from December 31, 2010 to September 30, 2011, was primarily caused by the February 28, 2011 payoff of four nonaccrual loans to one borrower, totaling $1,785,000.  The loans were secured by real estate under plans for a residential development.  The borrower paid these loans off when the property was sold.

The average balance of the impaired loans below includes three loans that were previously recorded as troubled debt restructurings (TDRs), but which are no longer recorded as TDRs since the borrowers have been in compliance with modified terms established in 2010.  A loan is considered a TDR when the lender grants any type of concession to the borrower in an effort to improve the financial position of the borrower and/or improve the likelihood of full collection.  The average balance of previously TDR loans was $1,659,000 in the first nine months of 2011, compared to $1,539,000 in the first nine months of 2010.  The previously TDR loans are current and have been performing without delinquencies according to modified terms, which have been in force since 2010.  The final maturities of these loans were not extended and the borrowers are paying a standard interest rate which is commensurate with their level of credit risk.  The large reduction in the average balance of impaired loans from 2010 to 2011 was caused by a $975,000 payoff on two loans secured by commercial real estate from one borrower with a trucking operation that went to public sale in the third quarter of 2010, and the $1,785,000 payoff mentioned above that occurred in the first quarter of 2011.  As of September 30, 2011, the Corporation does not have any TDRs other than the three previous TDRs.  Information with respect to impaired loans for the nine months ended September 30, 2011, and September 30, 2010, is as follows:

IMPAIRED LOANS
(DOLLARS IN THOUSANDS)

	September 30,	September 30,
Impaired loans:	2011	2010
	$	$

Average recorded balance of impaired loans	4,075	6,916
Interest income recognized on impaired loans	92	73

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Interest income on loans would have increased by approximately $114,000 for the nine months ended September 30, 2011, and $230,000 for the nine months ended September 30, 2010, had these loans performed in accordance with their original terms.

The following tables summarize information in regards to impaired loans by loan portfolio class as of September 30, 2011, and December 31, 2010:

IMPAIRED LOAN ANALYSIS
BALANCES AS OF SEPTEMBER 30, 2011
(DOLLARS IN THOUSANDS)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate
Commercial mortgages	490	670	—	753	1
Agriculture mortgages	1,668	1,668	—	1,659	90
Construction	—	67	—	62	1
Total commercial real estate	2,158	2,405	—	2,474	92

Commercial and industrial
Commercial and industrial	167	167	—	251	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	167	167	—	251	—

Total with no related allowance	2,325	2,572	—	2,725	92

With an allowance recorded:
Commercial real estate
Commercial mortgages	1,173	1,426	152	1,272	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	1,173	1,426	152	1,272	—

Commercial and industrial
Commercial and industrial	86	86	23	78	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	86	86	23	78	—

Total with a related allowance	1,259	1,512	175	1,350	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,663	2,096	152	2,025	1
Agriculture mortgages	1,668	1,668	—	1,659	90
Construction	—	67	—	62	1
Total commercial real estate	3,331	3,831	152	3,746	92

Commercial and industrial
Commercial and industrial	253	253	23	329	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	253	253	23	329	—
Total	3,584	4,084	175	4,075	92

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS
BALANCES AS OF DECEMBER 31, 2010
(DOLLARS IN THOUSANDS)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate
Commercial mortgages	1,846	2,026	—	2,507	—
Agriculture mortgages	1,675	1,675	—	1,570	101
Construction	—	—	—	—	—
Total commercial real estate	3,521	3,701	—	4,077	101

Commercial and industrial
Commercial and industrial	299	299	—	521	21
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	299	299	—	521	21

Total with no related allowance	3,820	4,000	—	4,598	122

With an allowance recorded:
Commercial real estate
Commercial mortgages	1,434	1,590	117	1,553	—
Agriculture mortgages	—	—	—	—	—
Construction	224	831	106	233	—
Total commercial real estate	1,658	2,421	223	1,786	—

Commercial and industrial
Commercial and industrial	78	78	8	88	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	78	78	8	88	—

Total with a related allowance	1,736	2,499	231	1,874	—

Total by loan class:
Commercial real estate
Commercial mortgages	3,280	3,616	117	4,060	—
Agriculture mortgages	1,675	1,675	—	1,570	101
Construction	224	831	106	233	—
Total commercial real estate	5,179	6,122	223	5,863	101

Commercial and industrial
Commercial and industrial	377	377	8	609	21
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	377	377	8	609	21
Total	5,556	6,499	231	6,472	122

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

			Commercial
	Commercial	Consumer	and
	Real Estate	Real Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance	2,605	1,254	2,816	75	382	7,132
Charge-offs	(97)	(13)	(315)	(25)	—	(450)
Recoveries	—	2	215	4	—	221
Provision	702	125	194	6	323	1,350

Ending balance	3,210	1,368	2,910	60	705	8,253
Ending balance: individually evaluated for impairment	152	—	23	—	—	175
Ending balance: collectively evaluated for impairment	3,058	1,368	2,887	60	705	8,078

Loans receivable:
Ending balance	179,301	167,641	57,563	4,023		408,528
Ending balance: individually evaluated for impairment	3,331	—	253	—		3,584
Ending balance: collectively evaluated for impairment	175,970	167,641	57,310	4,023		404,944

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the assets reported on the consolidated balance sheets at their fair value as of September 30, 2011, and December 31, 2010, by level within the fair value hierarchy.  As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:
(DOLLARS IN THOUSANDS)

	September 30, 2011
	Level I	Level II	Level III	Total
U.S. treasuries & government agencies	$—	$51,537	$—	$51,537
U.S. agency mortgage-backed securities	—	51,585	—	51,585
U.S. agency collateralized mortgage obligations	—	60,568	—	60,568
Private collateralized mortgage obligations	—	10,245	—	10,245
Corporate debt securities	—	22,297	—	22,297
Obligations of states & political subdivisions	—	84,458	—	84,458
Equity securities	3,954	—	—	3,954

Total securities	$3,954	$280,690	$—	$284,644

On September 30, 2011, the Corporation held no securities valued using level III inputs.  All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis.  The Corporation’s CRA fund investments are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market.  As of September 30, 2011, the CRA fund investments had a $4,000,000 book value with a fair market value of $3,954,000.

Fair Value Measurements:
(DOLLARS IN THOUSANDS)

	December 31, 2010
	Level I	Level II	Level III	Total
U.S. treasuries & government agencies	$—	$47,886	$—	$47,886
U.S. agency mortgage-backed securities	—	38,838	—	38,838
U.S. agency collateralized mortgage obligations	—	65,393	—	65,393
Private collateralized mortgage obligations	—	11,812	—	11,812
Corporate debt securities	—	11,909	—	11,909
Obligations of states & political subdivisions	—	79,401	—	79,401
Equity securities	3,899	—	—	3,899

Total securities	$3,899	$255,239	$—	$259,138

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

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.  In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.  Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.  There were no level III securities as of September 30, 2011, or December 31, 2010.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of September 30, 2011, December 31, 2010, and September 30, 2010, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS
(DOLLARS IN THOUSANDS)

	September 30, 2011
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$3,409	$3,409
OREO	—	—	400	400
Total	$—	$—	$3,809	$3,809

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$5,325	$5,325
OREO	—	—	400	400
Total	$—	$—	$5,725	$5,725

The Corporation had a total of $3,584,000 of impaired loans as of September 30, 2011, with $175,000 of specifically allocated allowance against these loans.  The Corporation had a total of $5,556,000 of impaired loans as of December 31, 2010, with $231,000 of specifically allocated allowance against these loans.  Impaired loans are valued based on a discounted present value of expected future cash flows.

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management.  The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell.  The Corporation’s OREO balance consists of one manufacturing property that has been classified as OREO since December 2006.  Management has estimated the current value of the OREO property at $400,000 utilizing level III pricing.  As of September 30, 2010, there was a signed agreement of sale on this property that directly supported the sales price less estimated costs to sell and was therefore shown as level I pricing.  That agreement of sale expired at the end of 2010.  As a result, the OREO valuation was written down by $120,000 as of December 31, 2010, to reflect management’s best estimate of the current fair value of the property less anticipated selling costs.  Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

5.     Interim Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents
For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale
Management utilizes quoted market pricing for the fair value of the Corporation’s securities that are available for sale, if available.  If a quoted market rate is not available, fair value is estimated using quoted market prices for similar securities.

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Corporation’s financial instruments at September 30, 2011, December 31, 2010, and September 30, 2010, are as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

	September 30,		December 31,		September 30,
	2011		2010		2010
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	$	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	35,020	35,020	29,226	29,226	31,089	31,089
Securities available for sale	284,644	284,644	259,138	259,138	248,150	248,150
Regulatory stock	4,102	4,102	4,680	4,680	4,916	4,916
Loans held for sale	210	210	771	771	3,767	3,767
Loans, net of allowance	400,197	417,286	408,102	409,238	418,115	423,863
Accrued interest receivable	3,079	3,079	3,044	3,044	3,313	3,313
Bank owned life insurance	16,393	16,393	15,891	15,891	15,717	15,717
Mortgage servicing assets	27	27	32	32	36	36

Financial Liabilities:
Demand deposits	139,426	139,426	131,534	131,534	128,760	128,760
NOW accounts	62,608	62,608	63,877	63,877	57,843	57,843
Savings accounts	98,673	98,673	92,964	92,964	90,623	90,623
Money market deposit accounts	58,385	58,385	55,111	55,111	53,300	53,300
Time deposits	244,329	247,926	252,108	256,233	263,925	269,037

Total deposits	603,421	607,018	595,594	599,719	594,451	599,563

Long-term borrowings	80,500	84,983	74,500	79,083	75,000	80,811

Accrued interest payable	1,110	1,110	1,268	1,268	1,346	1,346

6.      Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements.  These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit.  As of September 30, 2011, firm loan commitments were $7.3 million, unused lines of credit were $90.8 million, and open letters of credit were $6.7 million.  The total of these commitments was $104.8 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments.  The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

7.      Recently Issued Accounting Standards

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Corporation has no troubled debt restructurings.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment.  The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80).  The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements.  For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted.  The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document.  These factors include, but are not limited to, the following:

●	Monetary and interest rate policies of the Federal Reserve Board
●	Effects of deteriorating economic conditions, specifically the effect on loan customers to repay loans
●	Political changes and their impact on new laws and regulations
●	Volatility of the securities markets
●	Competitive forces in the financial services industry
●	Changes in deposit flows, loan demand, or real estate and investment securities values
●	Changes in accounting principles, policies, or guidelines
●	Ineffective business strategy due to current or future market and competitive conditions
●	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
●	Operation, legal, and reputation risk
●	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
●	The impact of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations issued thereunder

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

Results of Operations

Overview

The Corporation recorded net income of $1,731,000 and $5,280,000 for the three- and nine-month periods ended September 30, 2011, a 7.6% and 11.7% increase, over the $1,609,000 and $4,727,000 earned during the same periods in 2010.  Earnings per share, basic and diluted, were $0.61 and $1.85 for the three and nine months ended September 30, 2011, compared to $0.56 and $1.66 for the same periods in 2010.

The Corporation’s net interest income for the three and nine months ended September 30, 2011, showed significant improvement over the same periods in 2010.  Net interest income was $5,840,000 for the third quarter of 2011,

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

compared to $5,691,000 for the same quarter in 2010, a 2.6% increase.  Year-to-date net interest income was $17,326,000 as of September 30, 2011, a 4.0% increase, over the $16,659,000 earned in the nine months ended September 30, 2010.  The Corporation’s net interest margin was 3.59% for the third quarter of 2011, compared to 3.61% for the third quarter of 2010.  The Corporation’s year-to-date net interest margin was 3.59% through September 30, 2011, as compared to 3.53% for the same period in 2010.

The Corporation recorded a provision for loan loss expense of $450,000 for the third quarter of 2011, and $1,350,000 for the nine months ended September 30, 2011, matching the provision expense recorded in the same periods of 2010.  The provision was sharply increased in the third quarter of 2009 to compensate for the rising level of delinquencies and non-performing loans and to continue to build the Corporation’s allowance for loan losses as a percentage of total loans.  Management has maintained this higher provision in 2011 despite delinquency trends improving materially from December 31, 2010 to September 30, 2011, because the Corporation’s classified loans have continued to rise, so the higher provision is appropriate and necessary to provide for possible losses in the loan portfolio.  Due to the higher provision expense, the allowance as a percentage of loans has increased from 1.58% as of September 30, 2010, to 2.02% as of September 30, 2011.  More detail is provided in the Provision for Loan Losses section that follows and the Allowance for Loan Losses section under Financial Condition.

Other income, excluding the gain or loss on the sale of securities and impairment losses on securities, increased 3.9%, or $53,000, for the third quarter of 2011, compared to 2010.  For the nine months ended September 30, 2011, other income, excluding the gain or loss on the sale of securities and impairment losses on securities, decreased 6.9%, or $301,000, compared to the same period in 2010.  Meanwhile, operational costs for the three months ended September 30, 2011, compared to the same period in 2010, decreased at a pace of 1.3%, or $66,000.  For the nine months ended September 30, 2011, total operational costs decreased marginally by 0.1%, or $20,000, from the same period in 2010.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE).  ROA measures how efficiently a bank generates income based on the amount of assets or size of a company.  ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized.  The latter measurement typically receives more attention from shareholders.  The ROA and ROE increased for the three and nine months ended September 30, 2011, compared to the same periods in 2010, due to the increase in the Corporation’s income.

Key Ratios	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Return on Average Assets	0.90%	0.85%	0.94%	0.85%

Return on Average Equity	8.69%	8.46%	9.23%	8.70%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

●	Net interest income
●	Provision for loan losses
●	Non-interest income
●	Non-interest expenses
●	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income.  Net interest income generated 77.1% of the Corporation’s gross revenue stream for the nine months ended September 30, 2011, compared to 76.5% for the same period of 2010.  Gross revenue consists of net interest income before the provision for loan losses, plus other income.  Net interest income is dependent on both the level of growth in interest earning assets and the net interest margin attained on those interest-earning assets.  Generally, the Corporation will need to either grow interest-earning assets or increase the net interest margin to increase net interest income.  If one of these two components is not increasing, then more pressure is put on the Corporation to increase the other in an effort to

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

keep increasing the net interest income. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis.  For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis.  The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income.  The amount of FTE adjustment totaled $528,000 for the three months ended September 30, 2011, and $1,570,000 for the nine months ended September 30, 2011, compared to $523,000 and $1,469,000 for the same periods in 2010.

The amount of the tax adjustment varies depending on the amount of income earned on tax-free assets.  The Corporation had been in an alternative minimum tax (AMT) position for years 2006 through 2009.  As a result, tax-free loans and securities did not offer the full tax advantage they did when the Corporation was not subject to AMT.  During 2008 and into the first quarter of 2009, management was actively reducing the tax-free municipal bond portfolio in an effort to reduce the Corporation’s AMT position, which acted to reduce the tax-equivalent adjustments.  However, because of legislation that followed the credit crisis in the fall of 2008, financial institutions were permitted to treat 2009 and 2010 newly issued tax-free municipal bonds as AMT-exempt for the life of the bond.  Additionally, financial institutions are still able to purchase AMT-exempt for life municipal bonds in 2011 if they were first issued during 2009 and 2010.  As a result, management resumed normal purchasing of municipal bonds, but only purchased AMT-exempt municipal bonds.  This action began to increase the size of the tax-free municipal bond portfolio, which resulted in a higher tax-equivalent adjustment in 2010 and 2011.  The tax-equivalent adjustment is expected to grow slowly throughout 2011 as additional AMT-exempt municipal bond securities are added.

NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011 $	2010 $	2011 $	2010 $
Total interest income	7,895	8,311	23,669	24,805
Total interest expense	2,055	2,620	6,343	8,146

Net interest income	5,840	5,691	17,326	16,659
Tax equivalent adjustment	528	523	1,570	1,469

Net interest income (fully taxable equivalent)	6,368	6,214	18,896	18,128

NII is the difference between interest income earned on assets and interest expense incurred on liabilities.  Accordingly, two factors affect net interest income:

●	The rates charged on interest earning assets and paid on interest bearing liabilities
●	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, and the shape of the U.S. Treasury curve all affect net interest income.

The Federal funds rate, which is the overnight rate financial institutions charge other financial institutions to borrow or invest overnight funds, declined from 5.25% in August 2007 to 0.25% by December 2008.  With the last rate move on December 16, 2008, the Federal Reserve Bank cut the Federal funds rate from 1.00% to a target rate of 0.00% to 0.25%.  The Federal funds rate has effectively remained at 0.25% ever since and is the rate at the time of this filing.  The historically low Federal funds rate, along with historically low U.S. Treasury and other market rates,  has allowed the Corporation to reduce interest rates paid on deposit products  and has reduced the cost of all types of  borrowings, allowing management to reduce the cost of funds and  reduce the Corporation’s interest expense.  The Prime rate declined in tandem with the Federal funds rate over the same period mentioned above, reducing the loan rates for prime-based loans.  Market interest rates have remained very low from a historical perspective for 2009, 2010, and to date in 2011.  This has resulted in lower fixed rates on loans and securities, which management

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

purchases with excess liquidity.  Therefore, the historically low rates have had offsetting positive and negative impacts respectively to the Corporation’s NII.

The decrease in the Prime rate, and a prolonged period with a Prime rate of 3.25%, has reduced the yield on the Corporation’s Prime-based loans, having a direct negative impact on the interest income for the Corporation.  The Corporation’s fixed-rate loans do not reprice as rates change; however, with the historic decline in interest rates, more customers have moved into Prime-based loans or have refinanced into lower fixed-rate loans.  Management instituted floors on consumer Prime-based loans at the end of 2008 and phased in floors on business and commercial Prime-based loans in 2009 and 2010 and revised pricing standards to counter balance the reduction of loan yield during this historically low-rate period.

Even though the Federal funds rate remains at a historic low of 0.25%, the Treasury yield curve has retained some slope to allow banks the ability to invest or lend at longer terms with slightly higher yields.  All Treasury rates have decreased significantly since the end of 2010, but the yield curve still offers close to 170 basis points of slope between the 2-year and 10-year Treasury.  As of December 31, 2010, the two-year Treasury was 0.61%, the five-year Treasury was 2.01%, and the ten-year Treasury was 3.30%.  As of March 31, 2011, the two-year rate had increased to 0.80%, the five-year to 2.24%, and the ten-year to 3.47%.  Between March 31, 2011, and June 30, 2011, the Treasury rates declined and, as of June 30, 2011, the two-year Treasury was 0.45% and the five-year and ten-year Treasury rates were 1.76% and 3.18%, respectively.  During the third quarter of 2011, the Treasury rates decreased even further with the two-year at 0.25%, the five-year at 0.96%, and the ten-year at 1.92%, as of September 30, 2011.  Since deposits and borrowings generally price off short-term rates, the extremely low cost of short-term funds permitted management to continue to reduce the overall cost of funds during the third quarter of 2011.  Management continued to reprice time deposits and borrowings to lower levels.  Meanwhile, management continued to invest in securities and originate loans at longer terms, where the U.S. Treasury curve and market rates are higher, but down from levels experienced in the first part of 2011.

Management anticipates that interest rates will remain near these historically low levels for the remainder of 2011 because of the current economic conditions.  Recent concerns include elevated unemployment rates, slowing gross national product projections, and a major European Union debt crisis.  These concerns will likely weigh on the market and result in the U.S. Treasury curve retaining a positive slope for the remainder of 2011, and well into 2012.  This allows management to continue to price the vast majority of liabilities off of lower short-term rates, while pricing loans and investing in longer securities, which are based off the five-year and ten-year U.S. Treasury rates that are moderately higher.  The Corporation’s margin was 3.59% for the third quarter of 2011, a 2 basis-point decrease from the 3.61% for the third quarter of 2010.  For the year-to-date period, the Corporation’s margin was 3.59%, a 6 basis-point improvement over the 3.53% for the nine months ended September 30, 2010.  Although it has become challenging to continue to improve the net interest margin, the Corporation has done well in consistently reducing its cost of funds in order to maintain a healthy margin.

For the third quarter of 2011, the Corporation’s NII on an FTE basis increased by $154,000, or 2.5%, compared to the same period in 2010.  For the nine months ended September 30, 2011, the Corporation’s NII on an FTE basis increased by $768,000, or 4.2%, compared to the nine months ended September 30, 2010.  As shown on the tables that follow, interest income, on an FTE basis for the quarter ending September 30, 2011, decreased by $411,000, or 4.7%, and interest expense decreased by $565,000, or 21.6%, compared to the same period in 2010.  For the nine months ended September 30, 2011, interest income and interest expense on an FTE basis decreased by $1,035,000, or 3.9%, and $1,803,000, or 22.1%, respectively, compared to the nine months ended September 30, 2010.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	For the Three Months Ended September 30,
	2011			2010
	Average Balance $	Interest $	(c) Annualized Yield/Rate %	Average Balance $	Interest $	(c) Annualized Yield/Rate %

ASSETS
Interest earning assets:
Federal funds sold and interest on deposits at other banks	18,319	11	0.23	2,851	6	0.84

Securities available for sale:
Taxable	197,070	1,628	3.30	178,430	1,794	4.02
Tax-exempt	80,104	1,292	6.45	73,010	1,156	6.33
Total securities (d)	277,174	2,920	4.21	251,440	2,950	4.69
Loans (a)	410,937	5,490	5.33	429,996	5,876	5.45
Regulatory stock	4,145	2	0.23	4,916	2	0.20
Total interest earning assets	710,575	8,423	4.73	689,203	8,834	5.12
Non-interest earning assets (d)	52,188			63,322
Total assets	762,763			752,525
LIABILITIES & STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Demand deposits	122,066	98	0.32	110,668	103	0.37
Savings deposits	99,097	26	0.10	91,446	24	0.10
Time deposits	240,550	1,146	1.89	265,559	1,638	2.45
Borrowed funds	81,967	785	3.80	78,817	855	4.30
Total interest bearing liabilities	543,680	2,055	1.50	546,490	2,620	1.90

Non-interest bearing liabilities:
Demand deposits	136,466			124,718
Other	3,550			5,867
Total liabilities	683,696			677,075
Stockholders’ equity	79,067			75,450
Total liabilities & stockholders’ equity	762,763			752,525
Net interest income (FTE)		6,368			6,214
Net interest spread (b)			3.23			3.22
Effect of non-interest bearing funds			0.36			0.39
Net yield on interest earning assets (c)			3.59			3.61

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan fees and costs of ($90,000) as of September 30, 2011, and ($208,000) as of September 30, 2010.  Such fees and costs recognized through income and included in the interest amounts totaled $4,000 in 2011, and $17,000 in 2010.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(DOLLARS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2011			2010
	Average Balance $	Interest $	(c) Annualized Yield/Rate %	Average Balance $	Interest $	(c) Annualized Yield/Rate %

ASSETS
Interest earning assets:
Federal funds sold and interest on deposits at other banks	17,884	29	0.22	2,901	10	0.47

Securities available for sale:
Taxable	184,493	4,797	3.47	179,120	5,693	4.24
Tax-exempt	79,441	3,818	6.41	67,063	3,138	6.24
Total securities (d)	263,934	8,615	4.35	246,183	8,831	4.78
Loans (a)	415,662	16,588	5.33	431,267	17,426	5.39
Regulatory stock	4,345	7	0.23	4,916	7	0.20
Total interest earning assets	701,825	25,239	4.80	685,267	26,274	5.11
Non-interest earning assets (d)	50,660			58,637
Total assets	752,485			743,904
LIABILITIES & STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Demand deposits	118,654	292	0.34	105,865	339	0.43
Savings deposits	97,925	76	0.10	89,773	85	0.13
Time deposits	241,049	3,637	2.02	267,124	5,153	2.58
Borrowed funds	80,906	2,338	3.86	81,595	2,569	4.21
Total interest bearing liabilities	538,534	6,343	1.58	544,357	8,146	2.00

Non-interest bearing liabilities:
Demand deposits	133,795			121,911
Other	3,673			5,030
Total liabilities	676,002			671,298
Stockholders’ equity	76,483			72,606
Total liabilities & stockholders’ equity	752,485			743,904
Net interest income (FTE)		18,896			18,128
Net interest spread (b)			3.22			3.11
Effect of non-interest bearing funds			0.37			0.42
Net yield on interest earning assets (c)			3.59			3.53

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan fees and costs of ($116,000) as of September 30, 2011, and ($246,000) as of September 30, 2010.  Such fees and costs recognized through income and included in the interest amounts totaled $7,000 in 2011, and $32,000 in 2010.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Earnings and yields on loans have been negatively impacted by the very low Prime rate of 3.25% and the increased volume in Prime-based loans.  However, because the negative impact began in 2009, the continued impact has lessened over time.  Even with a Prime floor of 4.00% in place for the majority of new Prime-based loans, this rate is significantly below typical fixed-rate business and commercial loans, which generally range between 4.50% and 7.00%, depending on term and credit risk.  While Prime-based loans will aid the Corporation when interest rates rise, any increase in Prime-based loans will generally cause the Corporation’s average loan yield to decrease.  There are times when sufficient growth in the loan portfolio can make up for decreases in yield and provide a higher overall interest income on loans.  However, with the Prime rate at extremely low levels, even with Prime-plus loans being originated, the net impact is generally a reduction of loan yield.  This occurs as more variable rate loan growth is occurring than fixed rate loan growth.  Additionally, many consumers and businesses are taking the opportunity presented by the historically low Prime rate to borrow additional amounts on existing lines of credit not fully utilized.  Nearly all of the Prime-plus rates on the Corporation’s business and commercial lines of credit are below the business and commercial fixed rates.  Growth in this type of loan does not provide the amount of income generated on fixed rate loans.

Management instituted floors on certain types of consumer home equity lines of credit at the end of 2008, and instituted limited floors on business and commercial Prime-based loans in 2009.  Effective January 1, 2010, all new Prime-based lines of credit were floored at 4.00%.  Currently, as lines of credit are renewed, a Prime-plus tiered rating system will factor in downgrades in credit rating, resulting in an immediate impact to the rate.  These actions are designed to preserve loan yield and more effectively assign higher Prime-based loan rates to weaker credits to be adequately compensated for the higher degree of credit risk.  In 2011, due to lower loan growth, increased competition, and lower cost of funds, management did grant new Prime-based loans at Prime to customers with the highest credit ratings, and at 3.50% and 3.75% to strong-rated credits.  However, the majority of new Prime-based loans were originated with a floor of 4.00%.  Management has been able to increase the margin over the past year despite the trend of originating more Prime-based loans and less fixed rate loans.  Management believes Prime-based loan growth is critical to strengthen the Corporation’s asset liability position for higher interest rates.  As such, management will remain competitive with Prime-based loans, as these loans will significantly outperform fixed rate loans given a rise in interest rates.  Management also believes there is a very large opportunity cost in not booking Prime-based loans due to competitive reasons and therefore having to reinvest cash flows into securities that are at much lower yields and model as much longer instruments from an interest rate risk standpoint.

Earnings and yields on the Corporation’s securities have also been negatively impacted by the historically low interest rates.  The Corporation’s securities portfolio consists of nearly all fixed income debt instruments.  The U.S. Treasury rates have remained at historically low levels since the Federal funds rate was reduced to 0.25% in December 2008.  As the low-rate period continues to extend, larger amounts of securities are maturing forcing the proceeds to be reinvested into lower-yielding instruments.  The Corporation’s taxable securities experienced a 72 basis-point reduction in yield for the three months ended September 30, 2011, and a 77 basis-point reduction for the nine months ended September 30, 2011, compared to the same periods in 2010, due to reinvesting into lower-yielding instruments.  Tax-exempt security yields increased by 12 basis points for the three months ended September 30, 2011, and 17 basis points for the nine months ended September 30, 2011, compared to the same periods in 2010.  The Corporation’s tax-exempt securities income was lower in 2010 due to heavy amortization on municipal bonds that were called with a large premium remaining.  This caused the actual yield to be lower in 2010.

The Corporation’s interest bearing liabilities grew steadily through 2009 and 2010, but declined during the nine months ended September 30, 2011.  With significantly lower interest rates and a decline in outstanding balances, total interest expense declined significantly.  Interest expense on deposits declined by $495,000 for the three months ended September 30, 2011, and $1,572,000 for the nine months ended September 30, 2011, compared to the same periods in 2010.  Demand and savings deposits reprice in entirety whenever the offering rates are changed.  This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels.  Due to the size of rate decreases relative to the initial interest rate, the percentage decreases in the actual interest rates are very high.  The annualized rate on interest bearing demand accounts decreased by 13.5% and 23.3% for the three- and nine-month periods ended September 30, 2011, compared to the prior year’s period, while the annualized rate on savings accounts was the same for the three-month period, but declined 23.1% for the nine months ended September 30, 2011.  Importantly, while the percentage of rate decreases is large, the scope of further reductions in dollar amount of interest expense is very limited since rates cannot conceivably be reduced much lower.  The year-to-date average balances of interest bearing demand deposits increased by $12.8 million, or 12.1%, from September 30, 2010, to September 30, 2011, and the average balance of savings accounts increased by $8.2 million, or 9.1%, during the same period.  This

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2011 compared to 2010.

Time deposits reprice over time according to their maturity schedule.  This enables management to both reduce and increase rates slowly over time.  Historically, the Corporation has seen increases in time deposit balances when the equity markets decline as investors attempt to protect principal.  This occurred to an even larger degree during 2009 and 2010, as the equity markets faced unprecedented weakness.  During 2011, time deposit balances decreased, reducing the Corporation’s most expensive source of funding from a dollar standpoint.  The Corporation was able to reduce interest expense on time deposits by $492,000 for the third quarter of 2011, and $1,516,000 for the year-to-date period compared to the same periods in 2010, with average balances declining by $25.0 million and $26.1 million, respectively.  This effectively reduced the annualized rate paid on time deposits by 56 basis points when comparing the three- and nine-month periods in both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth.  In 2011, the Corporation has generally been running with a large positive Federal funds position so there was no need for short-term borrowings.  Throughout 2010, the position was also generally positive but with lower balances.  As a result, the Corporation’s borrowings have been almost exclusively long-term borrowings.  Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity.  The Corporation increased average borrowings by $3.2 million in the third quarter of 2011 compared to the same quarter in 2010, but interest expense was $70,000 lower for the third quarter of 2011 compared to the third quarter of 2010, as a result of lower interest rates on the outstanding borrowings.  The year-to-date period shows a decrease in average borrowings of $0.7 million with a corresponding decrease in interest expense of $231,000 compared to the year-to-date period in 2010.

The NIM was 3.59% for the third quarter of 2011, and 3.59% for the nine months ended September 30, 2011, compared to 3.61% and 3.53% for the same periods in 2010.  For the three-month period ended September 30, 2011, the net interest spread increased one basis point to 3.23%, from 3.22% for the same period in 2010.  For the nine-month period ended September 30, 2011, the net interest spread increased eleven basis points to 3.22%, from 3.11% for the same period in 2010.  The effect of non-interest bearing funds dropped three basis points for the three-month period and five basis points for the nine-month period compared to the prior year.  The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest.  As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities.  For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20.  This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue.  For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio.  The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio.  The Corporation added $1,350,000 to the allowance for the nine months ended September 30, 2011, matching the expense recorded for the same period in 2010.  The Corporation gives special attention to the level of delinquent loans.  The analysis of the allowance for loan losses takes into consideration, among other things, the following factors:

●	Historical loan loss experience by loan type
●	Concentrations of credit risk
●	Volume of delinquent and non-performing loans
●	Collateral evaluation on a liquidation basis for specifically reviewed credits
●	Loan portfolio characteristics
●	Current economic conditions

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Coupled with the prolonged period of economic decline, specifically the weaker housing market and ongoing credit concerns, the Corporation had experienced a general increase in loan delinquencies since the beginning of 2009 through 2010.  However, in 2011, delinquencies declined from a January 31, 2011 high of 1.45% of total loans to 0.92% of total loans as of September 30, 2011.  Total delinquencies, as a percentage of total loans, stood at 1.42% as of September 30, 2010, 1.41% as of December 31, 2010, and 0.92% as of September 30, 2011.  The reduction in loan delinquencies in 2011 was affected by the payoff of approximately $1.5 million related to a commercial borrower who had several loans on nonaccrual status.  The Corporation’s total substandard and doubtful loans, which are considered classified loans, were $18.4 million as of September 30, 2010, $25.4 million as of December 31, 2010, and $33.9 million as of September 30, 2011.

The above two measurements show opposing trends in terms of delinquencies declining and classified loans increasing.  Management has been closely tracking delinquencies and classified loans as a percentage of the loan portfolio and believes these opposite trends are best explained by evaluating what is behind each of these measurements.  The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even in this severe economic recession.  The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices.  However, classified loans are determined strictly by the loan-to-value and debt-to-income ratios.  The prolonged economic downturn, including devaluation of residential and commercial real estate, has stressed these ratios to the point that many long-term strong borrowers now fall below industry guidelines for loan-to-value ratios.  To date, the trend of higher classified loans has not resulted in higher delinquencies and higher loan losses; however, management is committed to reversing the trend of higher classified loans.  This includes seeking additional collateral, limiting the Corporation’s credit exposure, and working out of classified loans that are not in the Corporation’s best interests to continue to hold.  The delinquency and classified loan information is utilized in the quarterly allowance for loan loss (ALLL) calculation, which directly affects the provision expense.  A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense.  Generally, management will evaluate and adjust, if necessary, the provision expense each quarter upon completion of the quarterly ALLL calculation.

The provision expense of $1,350,000 for the nine-month period ended September 30, 2011, was necessary to cover charge-offs on several commercial loans to unrelated borrowers and still maintain the allowance for loan losses at desired levels, based on the quarterly calculation of the ALLL.  The charge-offs for the nine months ended September 30, 2011, were $450,000 compared to $626,000 of charge-offs for the same period in 2010.  Four commercial charge-offs were responsible for $382,000 of the $450,000 of charge-offs in 2011.  They consisted of one commercial real estate loan for $97,000 and three commercial and industrial purpose loans totaling $285,000.  The remainder of the 2011 charge-offs consisted of several small business-purpose loans and several personal loans.

In addition to the above, provision expense is impacted by three major components that are all included in the quarterly calculation of the ALLL.  First, specific allocations are made for any loans where management has determined an exposure that needs to be provided for.  These specific allocations are reviewed each quarter to determine if adjustments need to be made.  It is common for specific allocations to be reduced as additional principal payments are made, so while some specific allocations are being added, others are being reduced.  Second, management provides for estimated losses on pools of similar loans based on historical loss experience.  Finally, management utilizes qualitative factors every quarter to adjust historical loss experience to take into consideration the current trends in loan volume, delinquencies, charge-offs, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight.  National and local economic trends and conditions are helpful to determine the amount of loan loss allowance the Corporation should be carrying on the various types of loans.  Management evaluates and adjusts, if necessary, the qualitative factors on a quarterly basis.

After increasing a number of qualitative factors during 2009 and 2010, only minor changes were made to qualitative factors in the first half of 2011 for consumer credit lines, which represent a very small component of the total loan portfolio.  One qualitative factor was increased 5 basis points due to higher levels of charge-offs, while another qualitative factor for trends was decreased 5 basis points due to declining trends in volume.  Several qualitative adjustments were made in the third quarter of 2011, specifically related to changes in the agriculture loan portfolio.  Factors for more volume and increased risk in the agriculture portfolio were made due to an increased focus in this area, the hiring of a new agriculture lender, and the recognition of more agriculture loans being booked.  The net change in all of these qualitative factors since 2009 is resulting in higher required allowance for loan losses, assuming all other factors remained constant.  The periodic adjustment of qualitative

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses based on the current environment.

Management has also deemed it prudent to increase the allowance as a percentage of total loans to reflect the increased risk in the outstanding loan portfolio because of economic weaknesses.  As of September 30, 2011, the allowance as a percentage of total loans was 2.02%, up from 1.72% at December 31, 2010, and 1.58% at September 30, 2010.  More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

More recently, due to continued soft economic activity and weak loan demand, the Corporation’s loan portfolio has decreased.  If loan demand remains soft and the portfolio does not grow, then it will provide more cause for reducing the provision expense, since the allowance as a percentage of total loans has climbed rapidly in 2011.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Other Income

Other income for the third quarter of 2011 was $1,609,000, a decrease of $40,000, or 2.4%, compared to the $1,649,000 earned during the third quarter of 2010.  For the year-to-date period ended September 30, 2011, other income totaled $5,139,000, an increase of $10,000, or 0.2%, compared to the same period in 2010.  The following tables detail the categories that comprise other income.

OTHER INCOME
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2011 $	2010 $	$	%
Trust and investment services	253	216	37	17.1
Service charges on deposit accounts	329	372	(43)	(11.6)
Other service charges and fees	106	122	(16)	(13.1)
Commissions	469	409	60	14.7
Gains on securities transactions	269	478	(209)	(43.7)
Impairment losses on securities	(81)	(197)	116	(58.9)
Gains on sale of mortgages	28	55	(27)	(49.1)
Earnings on bank owned life insurance	148	138	10	7.2
Other miscellaneous income	88	56	32	57.1
Total other income	1,609	1,649	(40)	(2.4)

OTHER INCOME
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2011 $	2010 $	$	%

Trust and investment services	847	780	67	8.6
Service charges on deposit accounts	972	1,270	(298)	(23.5)
Other service charges and fees	348	346	2	0.6
Commissions	1,376	1,169	207	17.7
Gains on securities transactions	1,346	1,036	310	29.9
Impairment losses on securities	(300)	(301)	1	(0.3)
Gains on sale of mortgages	108	118	(10)	(8.5)
Losses on sale of loans	(263)	—	(263)	—
Earnings on bank owned life insurance	441	427	14	3.3
Other miscellaneous income	264	284	(20)	(7.0)
Total other income	5,139	5,129	10	0.2

Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party.  For the three months ended September 30, 2011, traditional trust services income increased $25,000, or 15.2%, over the same period in 2010, while income from alternative investment services increased by $12,000, or 24.1%.  For the nine months ended September 30, 2011, traditional trust services income increased $40,000, or 7.1%, over the same period in 2010, while income from alternative investment services increased by $27,000, or 12.4%.  It has been more difficult to grow the trust and investment services area in the past several years due to a very weak stock market that coincided with the sub-prime and credit crisis that began in 2008, but 2011 has seen moderate growth in this area as the equity market begins to recover.

Service charges on deposit accounts decreased by $43,000, or 11.6%, and $298,000, or 23.5%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  Overdraft service charges are the largest component of this category, as well as the primary reason for the decrease.  These fees comprised approximately 86% of the total deposit service charges for both the three and nine months ended September 30, 2011,

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

approximately 87% of total deposit service charges for the three months ended September 30, 2010, and approximately 90% of total deposit service charges for the nine months ended September 30, 2010.  Total overdraft fees decreased by $41,000, or 12.8%, and $298,000, or 26.2%, for the three- and nine-month periods ended September 30, 2011, compared to the same periods in 2010.  New regulatory guidelines regarding overdraft charges on ATM and one-time debit card transactions became effective in the third quarter of 2010, which resulted in lower overdraft service charges beginning in the third quarter of 2010 and continuing into 2011.

Other service charges and fees decreased by $16,000, or 13.1%, and increased by $2,000, or 0.6%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  The quarter-to-date decrease was primarily a result of slightly lower loan-related fees and ATM surcharge fees for the third quarter of 2011 compared to the third quarter of 2010. When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance.  These amendments allow customers to obtain favorable terms without completely rewriting the loan.  These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans.  Mortgage amendment activity had picked up during the latter part of 2010 and into 2011 resulting in higher fees for the nine months ended September 30, 2010, compared to the same period in 2011.  For the year-to-date period, ATM surcharge fees were $9,000 lower than the previous year, but small increases in various other fee categories resulted in the minimal year-to-date increase.

Commission income increased $60,000, or 14.7%, and $207,000, or 17.7%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  The largest component of commission income is from Debit MasterCard® commissions.  The amount of customer usage of cards at point of sale transactions determines the level of commission income received.  The debit card income increased $62,000, or 17.6%, and $189,000, or 18.7%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  Customers have become more comfortable with the use of debit cards, as they are now widely accepted by merchants, thereby increasing the number of transactions processed.  Another significant component of commission income is from MasterCard and Visa® commissions, which provided income of $50,000 for the three months ended September 30, 2011, and $143,000 for the nine months ended September 30, 2011.  This represents an increase of $6,000, or 14.5%, and $21,000, or 17.6%, over the commissions earned during the same periods in 2010.  The increase is primarily a result of higher levels of business activity during the nine months ended September 30, 2011, with the Corporation’s customers that use this product.  MasterCard and Visa commissions are the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers.  Provided no new regulatory restrictions occur, management expects that the total of both of these categories will continue to increase as the reliance on electronic payment systems expands and economic recovery occurs.

For the three months ended September 30, 2011, $269,000 of gains on securities transactions was recorded compared to $478,000 for the same period in 2010.  For the nine months ended September 30, 2011, $1,346,000 of gains on securities transactions was recorded compared to $1,036,000 for the same period in 2010.  Management did actively pursue gains after there were large moves in the bond market that caused the unrealized gains in the portfolio to return to record highs that were first reached in the third quarter of 2010.  Management chose to take a high level of gains in 2011 to compensate for the $263,000 loss on the sale of the Corporation’s student loan portfolio in May 2011.  The amount of gains or losses that management takes on securities transactions will fluctuate based on these opportunities, or when management desires to reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk.  The gains or losses on this type of activity fluctuate based on current market prices and the volume of security sales.  Due to favorable market conditions, with U.S. Treasury rates lower and bond prices higher, management had more opportunities to pull gains from the sale of securities in the nine months ended September 30, 2011, than in the same period of 2010.

Impairment losses on securities were $81,000 for the three months ended September 30, 2011, and $300,000 for the nine months ended September 30, 2011, compared to $197,000 and $301,000 for the same periods in 2010.  Impairment losses occur when securities are written down to a lower value based on anticipated credit losses.  The other than temporary impairment losses recorded in 2011 were related to four PCMOs.  The impairment losses recorded in 2010 were related to two of these same securities.  Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section, under Financial Condition, in this filing.

Gains on the sale of mortgages were $28,000 and $108,000 for the three- and nine-month periods ended September 30, 2011, compared to $55,000 and $118,000 for the same periods in 2010.  Secondary mortgage financing activity

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

drives the gains on the sale of mortgages. This activity increased towards the end of 2010 and into the first part of 2011 as refinancing activity increased due to the extremely low interest rate environment.  Many customers have already refinanced their higher-rate mortgages to lower rates, so this activity slowed down significantly in the second and third quarters of 2011 and will likely continue to decline throughout the remainder of 2011.

Losses on the sale of loans amounted to $263,000 for the nine months ended September 30, 2011, with no corresponding loss in 2010.  This loss was related to the sale of the Corporation’s student loan portfolio that occurred in the second quarter of 2011.  The Corporation sold its portfolio of student loans, with a book value of approximately $8.0 million, as the level of fees assessed to service these accounts began to outweigh the interest collected on the outstanding principal balances.  This was due to the very low interest rates offered and a number of changes to the government programs that provided more benefits to the borrower while trimming the Corporation’s revenue.  The costs to service the student loan portfolio were growing disproportionately to the size of the portfolio.  With far less income to offset the increasing servicing costs, holding the student loan portfolio was no longer profitable for the Corporation and the decision was made to sell the portfolio.

For the three and nine months ended September 30, 2011, earnings on BOLI increased $10,000, or 7.2%, and $14,000, or 3.3%, compared to the same periods in 2010.  Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies and the actual annual return.  Management is currently evaluating the possibility of an additional BOLI purchase in 2011; therefore, increases or decreases in BOLI income in 2011 will result from increases or decreases in the cash surrender value of the existing policies, or an increase in the overall BOLI investment.  Increases in cash surrender value are a function of the return of the policy net of all expenses.  Benefits paid upon death that exceed the policy’s cash surrender value are recorded as miscellaneous income.

The miscellaneous income category increased $32,000, or 57.1%, and decreased $20,000, or 7.0%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  In the third quarter of 2011, the provision for off balance sheet credit losses was reduced by $37,000, which is recorded as miscellaneous income.  There was no corresponding income in the third quarter of 2010.  For the year-to-date period, a sales tax refund of $35,000 was recorded in the nine months ended September 30, 2010,  related to a PA sales tax refund.  There was no corresponding income in the nine months ended September 30, 2011, resulting in the year-to-date decrease.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Operating Expenses

The following tables provide details of the Corporation’s operating expenses for the three- and nine-month periods ended September 30, 2011, compared to the same periods in 2010.

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010
	$	$	$	%

Salaries and employee benefits	2,904	2,727	177	6.5
Occupancy expenses	410	412	(2)	(0.5)
Equipment expenses	206	210	(4)	(1.9)
Advertising & marketing expenses	74	84	(10)	(11.9)
Computer software & data processing expenses	397	432	(35)	(8.1)
Bank shares tax	208	208	—	—
Professional services	287	330	(43)	(13.0)
FDIC Insurance	88	172	(84)	(48.8)
Other operating expenses	401	466	(65)	(13.9)
Total operating expenses	4,975	5,041	(66)	(1.3)

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2011 $	2010 $	$	%

Salaries and employee benefits	8,566	8,147	419	5.1
Occupancy expenses	1,217	1,227	(10)	(0.8)
Equipment expenses	604	626	(22)	(3.5)
Advertising & marketing expenses	239	319	(80)	(25.1)
Computer software & data processing expenses	1,174	1,190	(16)	(1.3)
Bank shares tax	625	590	35	5.9
Professional services	974	1,114	(140)	(12.6)
FDIC Insurance	433	512	(79)	(15.4)
Other operating expenses	1,133	1,260	(127)	(10.1)
Total operating expenses	14,965	14,985	(20)	(0.1)

Salaries and employee benefits are the largest category of operating expenses.  In general, they comprise close to 58% of the Corporation’s total operating expenses.  For the three and nine months ended September 30, 2011, salaries and benefits increased $177,000, or 6.5%, and $419,000, or 5.1%, over the same periods in 2010.  Salaries increased by $132,000, or 6.5%, and $302,000, or 5.0%, for the three- and nine-month periods ended September 30, 2011, compared to the same periods in 2010.  Employee benefits increased by $45,000, or 6.4%, and $117,000, or 5.6%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  In addition to the normal wage and cost of living increases, the 2011 salary and benefits costs increased due to the addition of new professional staff.

Occupancy expenses consist of the following:

●	Depreciation of bank buildings
●	Real estate taxes and property insurance
●	Utilities
●	Building repair and maintenance

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Occupancy expenses decreased $2,000, or 0.5%, and $10,000, or 0.8%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  These minimal decreases were a result of small increases and decreases in multiple occupancy areas.

Equipment expenses decreased $4,000, or 1.9%, and $22,000, or 3.5%, for the three and nine months ended September 30, 2011, compared to the same periods in the prior year.  This expense category includes equipment depreciation, repair and maintenance, and various other equipment-related expenses.  Equipment repair and maintenance expenses were lower for both the quarter-to-date and year-to-date periods and equipment depreciation expense was lower for the year-to-date period due to assets that became fully depreciated.  The majority of the equipment that was added in 2005 with construction of the Corporation’s Blue Ball Branch Office is now fully depreciated.  Equipment assets have shorter asset depreciation lives, generally five to seven years.

Advertising and marketing expenses decreased by $10,000, or 11.9%, for the three months ended September 30, 2011, and $80,000, or 25.1%, for the nine months ended September 30, 2011, compared to the same periods in the prior year.  The expenses of this category support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies and fluctuations are normal.

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements.  This expense category decreased $35,000, or 8.1%, and $16,000, or 1.3%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  Software-related expenses increased $2,000, or 0.8%, and $98,000, or 17.8%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010, as a result of the Corporation’s increased use of software programs requiring amortization and annual maintenance expenses.  The cost of software programs are amortized, or expensed, over a three-year period.  Conversely, STAR network fees were down $36,000, or 16.2%, and $115,000, or 18.0%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  The STAR network fees are the fees paid to process all ATM and debit card transactions.

Bank shares tax expense remained the same for the three months ended September 30, 2011, and increased $35,000, or 5.9%, for the nine months ended September 30, 2011, compared to the same periods in 2010.  The shares tax is a calculation based on the Bank’s capital net of shares tax-exempt assets.  The shares tax will generally increase as the Bank’s capital levels grow unless the Bank purchases more shares tax-exempt assets.  The Bank’s levels of shares tax-exempt assets declined from prior years’ levels so the amount of tax is increasing at a faster pace than the growth of capital.  Management continually weighs the benefits of holding more bank shares tax-exempt assets versus the costs in terms of the lower yield that these securities produce compared to other securities.

Professional services expense decreased $43,000, or 13.0%, and $140,000, or 12.6%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services.  Accounting and auditing fees increased $4,000, or 5.3%, and decreased $23,000, or 10.2%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  The year-to-date decrease was a result of an adjustment for fees that were over-accrued in 2010.  The fee accruals in 2010 were elevated due to an expected increase in internal and external audit fees related to compliance with the Sarbanes-Oxley Act.  However, due to the permanent deferral of the external audit attestation piece of the Sarbanes-Oxley Act, the Corporation was not required to pay these additional audit fees.  In addition, student loan servicing expense decreased $38,000, or 52.2%, and $93,000, or 32.7%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010, as a direct result of the sale of the student loan portfolio.  For a number of years, the Corporation was required to partially underwrite the interest rate and fees on certain preferred student loan programs to participate.  The cost to underwrite these programs had grown over the past ten years.  This had caused the Corporation’s income to steadily decline and servicing fees to increase, taking away most of the income previously generated on student loans.  Until recently, servicing costs on student loans were partially offset by a credit from the Department of Education.  Now these credits are no longer available, effectively taking away the remaining income made from originating student loans.  As a result, management decided to stop originating student loans in the first quarter of 2010.  Related to management’s decision to stop originating student loans in the beginning of 2010, additional analysis was completed and presented to the Corporation’s asset liability committee in the first quarter of 2011 supporting the sale of the student loan portfolio.  Management approved the sale and the transaction was completed in the second quarter of 2011.  Other outside services, which includes expenses for the Corporation’s cleaning services, decreased by $17,000, or 16.4%, and $51,000, or 15.8%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The expenses associated with FDIC insurance decreased by $84,000, or 48.8%, and $79,000, or 15.4%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  FDIC premiums were prepaid at the end of 2009 for the following three-year period.  As part of the prepayment required by the FDIC, an assessment base increase was built into 2011 resulting in fees that were estimated to be 34% higher in the nine months ended September 30, 2011, compared to the same period in 2010.  However, actual fees charged for FDIC insurance were significantly less than the original estimate.  Therefore, the Corporation was able to reduce FDIC insurance expense beginning with the second quarter of 2011 and going forward.  The Corporation had a total of $1,305,000 outstanding in the prepaid FDIC insurance assessment asset account as of September 30, 2011.  In addition to FDIC insurance costs, the Corporation is subject to assessments to pay the interest on Financing Corporation Bonds, which is also recorded as FDIC insurance expense.  Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions.  The total Financing Corporation assessments paid by the Corporation in the nine months ended September 30, 2011, was approximately $45,000.

Other operating expenses are comprised of the remainder of the Corporation’s operating expenses.  Some of the larger items included in this category are:

●	Postage
●	Director fees and expense
●	Travel expense
●	General supplies
●	Charitable contributions
●	Delinquent loan expenses
●	Deposit account charge-offs and recoveries

Other operating expenses decreased by $65,000, or 13.9%, and $127,000, or 10.1%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  This decline is primarily attributed to a decrease in OREO expenses of $19,000, or 60.2%, and $67,000, or 66.6%; a decrease in delinquent loan expenses of $26,000, or 102.8%, and $36,000, or 98.1%; and a decrease in deposit accounts charge-off expenses of $9,000, or 57.5%, and $18,000, or 57.4%, all for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  Several other expense categories had minimal increases and decreases making up the remaining variance.

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

For the three and nine months ended September 30, 2011, the Corporation recorded tax expense of $293,000 and $870,000, compared to tax expense of $240,000 and $726,000 for the three and nine months ended September 30, 2010.  The effective tax rate for the Corporation was 14.5% and 14.1% for the three and nine months ended September 30, 2011, compared to 13.0% and 13.3% for the same periods in 2010.  The Corporation’s level of tax-free income for the nine months ended September 30, 2011, was 4.8% higher than 2010, while the pre-tax income was 12.8% higher for the same period.

Due to lower earnings and a large percentage of tax-free income compared to total income, the Corporation became subject to the alternative minimum tax (AMT) in 2006.  The Corporation remained in an AMT position in 2007, 2008, and 2009.  The Corporation was not in an AMT position in 2010 and is not projected to be in an AMT position in 2011.  When the Corporation is not in an AMT position, the AMT paid in excess of the normal FIT in prior years can be utilized to offset current and future FIT as long as the FIT is in excess of the AMT.  The AMT affects the amount of Federal income tax due and paid, but it does not affect the book tax provision.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value.  As of September 30, 2011, the Corporation had $284.6 million of securities available for sale, which accounted for 37.0% of assets, compared to 34.6% as of December 31, 2010, and 33.0% as of September 30, 2010.  Based on ending balances, the securities portfolio increased 14.7% from September 30, 2010, and 9.8% from December 31, 2010.

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

Each quarter, management sets portfolio allocation guidelines and adjusts the security portfolio strategy generally based on the following factors:

●	Performance of the various instruments
●	Direction of interest rates
●	Slope of the yield curve
●	ALCO positions as to liquidity, credit risk, interest rate risk, and net portfolio value
●	Economic factors impacting debt securities

The investment policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications provide opportunities to shorten or lengthen duration, maximize yield, and mitigate credit risk. The composition of the securities portfolio based on fair market value is shown in the following table.

	September 30, 2011		December 31, 2010		September 30, 2010
	$	%	$	%	$	%
U.S. government agencies	51,537	18.1	47,886	18.5	45,183	18.2
U.S. agency mortgage-backed securities	51,585	18.1	38,838	15.0	28,888	11.6
U.S. agency collateralized mortgage obligations	60,568	21.3	65,393	25.2	65,762	26.5
Private collateralized mortgage obligations	10,245	3.6	11,812	4.6	12,424	5.0
Corporate debt securities	22,297	7.8	11,909	4.6	12,729	5.1
Obligations of states and political subdivisions	84,458	29.7	79,401	30.6	79,244	32.0
Equity securities	3,954	1.4	3,899	1.5	3,920	1.6

Total securities	284,644	100.0	259,138	100.0	248,150	100.0

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The largest movements within the securities portfolio were shaped by market factors, such as:

●	Interest spread versus U.S. Treasury rates on the various securities
●	Pricing of the instruments, including supply and demand for the product
●	Structure of the instruments, including duration and average life
●	Prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
●	Risk-based capital reasons
●	Tax considerations with regard to obligations of states and political subdivisions.

Since September of 2010, the Corporation’s securities portfolio has undergone moderate changes. There has been a significant increase in U.S. agency mortgage-backed securities (MBS) and corporate debt securities. The other areas of the securities portfolio, which include U.S. government agencies, U.S. agency collateralized mortgage obligations (CMOs), private collateralized mortgage obligations (PCMOs), obligations of states and political subdivisions, and equity securities, did not change as materially.  The components of the securities portfolio along with a more detailed explanation of their changes are discussed below.

The Corporation’s portfolio of U.S. government agencies increased by $6.4 million, or 14.1%, from September 30, 2010, to September 30, 2011, and $3.7 million, or 7.6%, from December 31, 2010, to September 30, 2011.  Management increased the investment in agency bonds to be consistent with the overall growth in the securities portfolio.  Management generally prefers to keep close to 20% of the portfolio invested in U.S. government agencies. Management views U.S. agencies as one of the safest investments and utilizes them as a building block or foundation of the securities portfolio upon which other security types such as corporate bonds, MBS, and CMOs, are added.  Because of their safety and structure, agency yields are lower than other taxable bonds with similar maturities or weighted average lives.  The other taxable securities offer higher yields but generally bring on other elements of risk which agencies do not have.  Yields on agency bonds have decreased significantly with the declining market rates and these instruments have gotten more expensive relative to other taxable securities so management has not invested as heavily in these securities.

The Corporation’s portfolio of U.S. agency mortgage-backed securities increased by $22.7 million, or 78.6%, from September 30, 2010, to September 30, 2011, while the portfolio of U.S. agency collateralized mortgage obligations declined by $5.2 million, or 7.9%, for the same time period.  Investments in mortgage-backed securities assists management in maintaining a stable ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions.  Unlike U.S agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the MBS, CMOs, and PCMOs pay monthly principal and interest.  Growth in the MBS portfolio occurred due to the favored liquidity and predictability of the more common MBS structures and management’s desire for a more stable cash flow over a longer period.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that have historically, and continue to be, the best performing segment of the securities portfolio.  They provide the highest tax equivalent yield in the securities portfolio and have also provided the best total return of any security type over the past ten years.  The municipal bond portfolio carried the highest amount of unrealized gain in dollar amount as of September 30, 2011, which was equivalent to a 5.2% gain.  This is primarily due to the length of the bonds, length of the call protection, and the tax-equivalent yield that they return.  In comparison, the Corporation’s U.S. agency bonds had a similar 5.3% unrealized gain as of September 30, 2011, but the agencies offer a yield that is just over half of the yield generated by the Corporation’s municipal bonds.   Recently, the Corporation’s investment in these municipal bonds has increased.  The municipal bond portfolio increased by $5.2 million, or 6.6%, since September 30, 2010.  From 2006 through 2009, the Corporation was in an alternative minimum tax (AMT) position when income levels fell and tax-exempt income remained high.  The AMT requires the payment of a minimum level of tax should an entity have excessive amounts of tax preference items relative to a Corporation’s income.  The Corporation’s primary tax preference item is the large amount of tax-free income generated by tax-free loans and tax-exempt securities.  As a result of the Corporation’s AMT position in 2008, management had determined that the size of the municipal bond holdings in relation to the rest of the securities portfolio should be decreased.  However, because of legislation that followed the credit crisis in the fall of 2008, beginning in 2009, financial institutions were permitted to purchase 2009 and 2010 newly issued tax-free municipal bonds, which are AMT-exempt for the life of the bond.  In addition, management can continue to purchase AMT exempt municipals in 2011 as long as they were originally issued in 2009 and 2010.  In 2010 and through the nine months ended September 30, 2011, management increased the amount of tax-free municipal bonds due to very favorable tax-free yields that far surpassed the yields available on similar length taxable instruments and the favorable AMT-exempt for life tax treatment that exists.  Management views this as a unique opportunity to

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

both take advantage of the more favorable tax-equivalent yields on municipal bonds without causing the Corporation to be subject to AMT by carrying too many tax-free investments.

The harsh economic and credit environment, that began in 2008 and continues to this day, has caused the downgrading of many securities.  This phenomenon has affected all segments of the Corporation’s portfolio not backed by the U.S. government, specifically PCMOs, corporate bonds, and municipal bonds.  By policy, management is to identify and recommend whether to hold or sell securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase, or below investment grade.  Management monitors the security ratings on a monthly basis and reviews quarterly with the Board of Directors.  Management, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines or below investment grade based on the expectation of recovery of market value or improved performance.   At this time, management has elected, and the Board has approved, holding securities that have fallen below initial policy guidelines or investment grade.

As of September 30, 2011, the Corporation held six PCMO securities with a book value of $11.3 million, a reduction of $1.6 million, or 12.7%, from the balance as of December 31, 2010.  As of September 30, 2011, one of the six PCMO securities, with a book value of $1.2 million, carried an AAA credit rating by at least one of the major credit rating services.  The five remaining PCMOs, with a book value of $10.1 million, had one or more credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s.  Subsequent to September 30, 2011, but prior to the filing of this report, management sold one of the five PCMO securities with a book value of $2.6 million that was rated below investment grade for a loss of approximately $75,000.  Management deemed it prudent to sell the security at this time because of favorable market conditions and because of the reduction in classified assets that this sale would cause.  There were no impairment charges recorded on this bond to date.  Management currently has no plans to sell any of the remaining PCMO securities as they have consistently provided principal payments in excess of the contractually scheduled principal payments and therefore are paying down at a fairly fast speed.  Importantly, the principal payments that come back to the Corporation are at par value with no loss of principal.  Therefore, management believes it is better for the Corporation to continue to hold the bonds and allow them to pay down on their own rather than selling the bonds.  Additionally, management believes the current market values are not true indications of the value of the bonds based on third-party cash flow analysis performed under severe stress testing.  Management receives and reviews PCMO credit ratings, prepayment speeds, severity of loss rates, delinquency percentages, and projected principal loss percentages, if applicable, on a monthly basis, and will recognize impairment if needed on a quarterly basis.

Management’s September 30, 2011 cash flow analysis indicated a need to take impairment of $81,000 on three of these bonds.   On March 31, 2011, cash flow analysis indicated a need to take impairment of $147,000 on four of these bonds, and on June 30, 2011, impairment of $72,000 was taken on two of the bonds, resulting in cumulative year-to-date impairment charges of $300,000.  Management expects future impairment to be diminished as projected loss numbers have leveled off and the bonds continue to pay down in terms of principal payments.

For all of the PCMO bonds with impairment recorded during 2009, 2010, or 2011, the cash flow analysis, conducted at slower prepayment speeds than the securities had been paying, revealed that there was an expectation that these particular bonds would suffer some loss of principal at the time of analysis, resulting in the impairment charge.  Management has chosen a scenario which, based on the most recent twelve-month prepayment speed, projects principal losses based on all loans over 60 days delinquent going into default, and incurring the highest severity rate of loss the particular pool has experienced.   Based on this methodology, current data does not support additional impairment on these PCMO securities, but it is possible further impairment would be necessary if both default and severity of loss rates rose to levels that have not yet been experienced, and if prepayment speeds slowed to speeds not previously experienced.  Management will continue to update cash flow analysis quarterly that incorporates the most current default rates and prepayment speeds.  Prepayment speeds on all of the Corporation’s PCMOs have been relatively fast, which is assisting in the cash flow analysis.  Faster prepayment speeds make it more likely that the Corporation’s principal will be returned before additional credit losses are incurred.

As of September 30, 2011, the Corporation held corporate bonds with a total book value of $22.4 million and fair market value of $22.3 million.  The investment in corporate bonds increased since September 30, 2010, primarily as a result of limited opportunities in other investment sectors to achieve attractive yields without taking on excessive duration or length.  Management prefers to utilize corporate bonds to add to U.S. agencies as a way of building a foundational one-to five-year ladder of non-callable securities, to limit future interest rate risk.  Presently, management prefers to use shorter three-to five-year corporate bonds rather than U.S. agencies to build that part of the cash ladder, due to their high relative yields.   Like any security, corporate bonds have both positive and negative qualities and

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

management must evaluate these securities on a risk versus reward basis.  Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties.  Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails.  As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place minimal credit ratings that must be met in order for management to purchase a corporate bond.

As of September 30, 2011, nine of the twenty-three corporate securities held by the Corporation showed a total of $346,000 of unrealized holding losses.  The other fourteen securities were carrying unrealized gains totaling $221,000.   The Corporation held $22 million of par value of corporate bonds as of September 30, 2011, which were issued by sixteen different companies.  The nine issues showing some level of unrealized loss were issued by six different issuers.  The Corporation’s security policy limits ownership of corporate issues to $2 million of par value per company so the maximum exposure to any one corporate bond is approximately $2 million.  These securities with unrealized holding losses were valued at 95.8% of book value.  As of September 30, 2011, all of these corporate bonds have at least single A credit ratings by at least one major credit rating service.  Currently, there are no indications that any of these bonds would discontinue contractual payments.

Since 2008, the municipal bond ratings have been adversely affected by downgrades on nearly all of the insurance companies backing municipal bond issues.  Previous to the sharp decline in the health of the insurance companies in 2008, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection.  Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A.  As of September 30, 2011, approximately 5% of the Corporation’s municipal bonds carried an AAA rating.  The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of single A at the time of purchase.  As of September 30, 2011, ten municipal bonds with a book value of $4.2 million carried either no ratings or ratings under A-.  In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities much quicker than previously.  Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls.  Presently, despite the non-rated or lower credit ratings on the ten municipal securities, management has the intent and the ability to hold these securities to maturity and believes that full recovery of principal is probable.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment.  In terms of credit risk and impairment, management views the Corporation’s one CRA fund with a $1 million book value differently because it is an equity investment with no maturity date.  Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date.  As of September 30, 2011, this CRA fund was showing unrealized losses of $46,000, which represents a 4.6% price decline from book value.  The price of this CRA fund tends to lag behind decreases in U.S. Treasury rates.  Management believes that the price declines are primarily rate driven, and temporary as opposed to permanent. The other $3 million CRA SBA fund is a variable rate fund with a stable dollar price that does not carry fair value risk.

Corporate bonds and private collateralized mortgage obligations have the most potential credit risk out of the Corporation’s debt instruments.  Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring the credit risk associated with all corporate bonds and PCMOs.  As of September 30, 2011, four PCMOs were considered to be other-than-temporarily impaired.  These four securities were written down by $300,000 during the nine months ended September 30, 2011.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Loans

Net loans outstanding decreased by 4.3%, to $400.2 million at September 30, 2011, from $418.1 million at September 30, 2010.  Net loans decreased by $7.9 million, or 1.9%, since December 31, 2010.    The following table shows the composition of the loan portfolio as of September 30, 2011, December 31, 2010, and September 30, 2010.

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)

	September 30, 2011		December 31, 2010		September 30, 2010
	$	%	$	%	$	%
Commercial real estate
Commercial mortgages	94,991	23.3	96,256	23.2	99,242	23.4
Agriculture mortgages	69,436	17.0	60,513	14.6	61,197	14.4
Construction	14,874	3.6	14,781	3.6	15,561	3.7
Total commercial real estate	179,301	43.9	171,550	41.4	176,000	41.5

Consumer real estate (a)
1-4 family residential mortgages	137,731	33.7	137,361	33.1	138,815	32.6
Home equity loans	15,652	3.8	17,719	4.3	19,093	4.5
Home equity lines of credit	14,258	3.5	12,490	3.0	12,026	2.8
Total consumer real estate	167,641	41.0	167,570	40.4	169,934	39.9

Commercial and industrial
Commercial and industrial	26,107	6.4	28,434	6.8	26,654	6.3
Tax-free loans	20,161	4.9	23,028	5.5	28,019	6.6
Agriculture loans	11,295	2.8	11,756	2.8	11,522	2.7
Total commercial and industrial	57,563	14.1	63,218	15.1	66,195	15.6

Consumer	4,023	1.0	13,045	3.1	12,884	3.0

Total loans	408,528	100.0	415,383	100.0	425,013	100.0
Less:
Deferred loan fees, net	78		149		184
Allowance for loan losses	8,253		7,132		6,714
Total net loans	400,197		408,102		418,115

(a)
Residential real estate loans do not include mortgage loans sold to Fannie Mae and serviced by ENB.  These loans totaled $9,225,000 as of September 30, 2011, $10,101,000 as of December 31, 2010,  and $11,098,000 as of September 30, 2010.

The most notable trend in loans has been the reduction of the loan portfolio due to weak economic conditions and weak demand.  The Corporation’s loans have fallen both in absolute dollar amount and as a percentage of assets and deposits.  The pace of the decline has slowed during 2011.  While total loans declined $6.9 million from December 31, 2010 to September 30, 2011, the Corporation’s student loan portfolio of $8 million was sold in May of 2011; therefore total loans would actually show a slight increase from December 31, 2010 to September 30, 2011.  Management believes total loans will remain relatively stable throughout the remainder of 2011 and into the beginning of 2012, as any new loan growth is largely offset by normal principal payments.  Additionally, management has recently experienced more aggressive local competition for loans as other financial institutions are in the same position, vying for the new loan deals in an effort to prevent their loan portfolios from decreasing.

The composition of the loan portfolio has undergone minor changes in recent years.  The total of all categories of real estate loans comprises nearly 85% of total loans.  At $179.3 million, commercial real estate is the largest category of the loan portfolio, consisting of 43.9% of total loans.  This category includes commercial mortgages, agriculture mortgages, and construction loans.  Commercial real estate loans climbed from $176.0 million as of September 30, 2010, to $179.3 million as of September 30, 2011, a $3.3 million, or 1.9% increase.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The growth in commercial real estate loans has occurred in those secured by farmland.  This category increased from $61.2 million, or 34.8% of commercial real estate loans as of September 30, 2010, to $69.4 million, or 38.7% of commercial real estate loans as of September 30, 2011.  Unlike commercial areas outside of agriculture, the Corporation has seen a number of projects with agricultural purposes move forward.

The regular commercial mortgage segment of the commercial real estate category of loans has declined from September 30, 2010 to September 30, 2011.  This area represented $99.2 million, or 56.4% of commercial real estate loans as of September 30, 2010, and $95.0 million, or 53.0% of commercial real estate loans as of September 30, 2011.  Growth in this area over the past twelve months has slowed significantly since most businesses are unwilling to expand during uncertain economic conditions.  Management believes the commercial real estate growth rate will remain low going forward and attributes this to a lag effect in terms of the economic conditions impacting Lancaster County.  Locally, commercial loan growth continued during 2008 and 2009 while the national economic slowdown was occurring.  That growth continued into the first part of 2010, but slowed as the year progressed.  The long-term economic weakness is now having an effect on many commercial projects causing them to be placed on hold.  Management also would expect that any rebound in the growth of commercial real estate would lag a recovery by the economy.

Construction loans secured by real estate declined slightly from $15.6 million as of September 30, 2010, to $14.9 million as of September 30, 2011, a 4.5% decrease.  After slowing throughout most of 2008, several of the Corporation’s commercial customers went ahead with construction projects at the end of 2008 and into 2009.  Some projects were started in the fourth quarter of 2008, but draws on their lines of credit only began in 2009 and continued into 2010.  These projects were not necessarily residential real estate construction, but construction undertaken by commercial customers to update or expand facilities, with a significant portion of these loans related to agricultural businesses.  This activity slowed down in the last part of 2010 and into 2011, and more construction loans have been paid down or converted to other fixed-term loans.

Residential real estate loans make up 41% of the total loan portfolio with balances of $167.6 million.  These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit.  Personal residential mortgages account for 82.2% of total residential real estate loans and 33.7% of total loans.  Traditional 10- to 20-year personal mortgages originated from and held at Ephrata National have consistently been the largest single product of the Corporation’s loan portfolio, varying between 20% and 24% of the loan portfolio over the past five years.  The Corporation is still experiencing steady growth in this area because a certain amount of the Corporation’s customers prefer having their mortgage held by the Corporation versus being sold on the secondary market and serviced elsewhere.  The Corporation’s personal residential mortgages remained stable from September 30, 2010 to September 30, 2011.  The weaker economic conditions, including continued weakness in home prices and home building, have had some impact on demand for the 10- to 20-year mortgages held by the Corporation.  The Corporation generally only holds 10-, 15-, and 20-year mortgages, and will sell any mortgage originated over 20 years.  While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold on the secondary market.  Therefore, to grow the Corporation’s residential real estate loans, a sufficient number of 10-, 15-, and 20-year residential mortgages must be originated to compensate for normal principal pay downs and still grow the portfolio.

While management has no plans to sell existing mortgages out of the portfolio of 10-, 15- and 20- year mortgages, the Corporation could package and sell pools of conforming mortgages out of this portfolio.  Approximately one quarter of the 10-, 15-, and 20-year mortgages held by the Corporation are written to Fannie Mae conforming mortgage standards.  The remainder of the Corporation’s 10, 15, and 20-year mortgages are generally non-conforming mortgages.  The Corporation originates a significant amount of non-conforming mortgages to the local Plain community, predominately consisting of customers belonging to the Amish, Mennonite, and Brethren churches.  These borrowers typically do not have a demonstrated credit history and also carry church insurance as opposed to insurance through public and mutual insurance companies.  Another significant portion of the Corporation’s non-conforming loans consist of loans with large acreage, insufficient comparables, mobile home mortgages, and properties that include a business.  For these reasons, the mortgages would not be Fannie Mae conforming and could not be packaged and sold.

Second mortgages and home equity loans, fixed or variable rate, make up the remainder of the Corporation’s residential real estate loans.  Requests for fixed-rate home equity loans have slowed in the current environment, while home equity lines of credit, which float on the Prime rate, have increased.  From September 30, 2010 to September 30, 2011, fixed rate home equity loans have decreased from $19.1 million to $15.7 million, a $3.4 million, or 17.8% decrease.  Meanwhile, home equity lines of credit increased from $12.0 million to $14.3 million, a $2.3 million, or 19.2% increase.  The net of these two trends is a $1.1 million reduction in total home equity loan balances.  Consumers are borrowing less in total due to economic conditions and a general desire to pay off household debt, while at the

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

same time seeking the lowest interest rate to borrow money against their home value.  The trends of lower levels of home equity borrowing and more variable rate versus fixed rate financing is likely to reverse once economic conditions improve and the Prime rate is increased.  When the Prime rate does increase, the floating rate loans will become less attractive to borrowers who will also act to protect themselves against further rate increases by converting to a fixed-rate loan.  Management anticipates slow growth in the residential real estate area throughout the remainder of 2011 and into 2012, with moderate growth in first lien mortgages and slight declines in second lien mortgages and home equity loans.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio.  These loans are generally extended based on the financial condition of the commercial borrower.  They include both fixed rate loans and Prime-based variable rate loans.  The variable rate loans are generally in the form of business lines of credit.  The loans can be further secured by personal guarantees of the owners or with inventory of the business.  This portfolio of loans in total showed a significant decline of $8.6 million, or 13.0%, from September 30, 2010 to September 30, 2011.  As of September 30, 2011, this category of commercial loans was made up of $26.1 million of commercial and industrial loans, $20.2 million of tax-free loans, and $11.3 million of agriculture loans.  In the case of the Corporation, all of the $20.2 million of tax-free loans are to local municipalities.  There was a significant decline in the balances of tax-free loans from September 30, 2010, to September 30, 2011, due to several large municipal payoffs. Agriculture loan balances and other non-real estate secured commercial and industrial purpose loans remained stable from September 30, 2010 to September 30, 2011.

The consumer loan portfolio decreased significantly from September 30, 2010 to September 30, 2011.  Consumer loans made up 3.0% of total loans on September 30, 2010, and 1.0% of total loans on September 30, 2011.  The Corporation sold its portfolio of student loans, which was included in the consumer loan category, totaling approximately $8.0 million in the second quarter of 2011.  Additionally, in recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures.  Due to the credit crisis that occurred in 2008 and 2009, specialized lenders began pulling back on the availability of credit and more favorable credit terms.  The underwriting standards of major financing and credit card companies began to strengthen in 2009 and 2010 after years of lower credit standards.  This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice.  Management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of consumer loans for the Corporation.  Slightly higher demand for unsecured credit is being offset by principal payments on existing loans.  In the current weak economy, customers delay purchasing new and used cars which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books.  Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Non-Performing Assets

Non-performing assets include:

●	Nonaccrual loans
●	Loans past due 90 days or more and still accruing
●	Troubled debt restructurings
●	Other real estate owned

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

	September 30, 2011 $	December 31, 2010 $	September 30, 2010 $

Nonaccrual loans	1,916	3,881	4,140
Loans past due 90 days or more and still accruing	462	152	186
Troubled debt restructurings	—	1,676	1,640
Total non-performing loans	2,378	5,709	5,966
Other real estate owned	400	400	520
Total non-performing assets	2,778	6,109	6,486
Non-performing assets to net loans	0.69%	1.50%	1.55%

The total balance of non-performing assets at September 30, 2011, declined by $3.7 million, or 57.2%, from September 30, 2010, and $3.3 million, or 54.5%, from December 31, 2010, primarily as a result of a significant decline in nonaccrual loans and troubled debt restructurings (TDRs).  During the first half of 2011, nonaccrual loans declined by $1.8 million as a result of the payoff of four nonaccrual loans to one commercial borrower.  The loans were secured by real estate under plans for a residential development.  If a nonaccrual loan is considered a TDR, it is classified as nonaccrual for purposes of this non-performing asset schedule.  A TDR is a loan where management has granted a concession to the borrower from the original terms.  A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender.  There were five loans classified as a TDR as of September 30, 2010, and December 31, 2010.  Two of these loans paid off on February 28, 2011, leaving three loans that were restructured.  Each of these three loans had principal deferments for a period of time, with no changes to the interest rate and final maturity.  The interest rate is commensurate with the interest rate management would extend to another borrower with the same level of credit risk.  Because all three of these loans have been performing, without delinquency, according to the modified terms temporarily extended in 2010, they no longer need to be classified as troubled debt restructurings as of September 30, 2011.  Management is monitoring delinquency trends and the level of non-performing loans closely in light of the current weak economic conditions.  At this time, management believes that the potential for material losses related to non-performing loans remains moderate, but the direction of the risk and total exposure has declined from higher levels experienced in 2010.

As of September 30, 2011, other real estate owned (OREO) is shown at a recorded fair market value, net of anticipated selling costs, of $400,000.  The balance consists of one manufacturing property that has been in OREO since December 2006.  This property has been under an agreement of sale since late 2007, initially to one party, and then to a second party in 2008.  In the second quarter of 2008, a new agreement of sale was signed for $525,000.  The property was carried at $520,000, the sales price less estimated selling costs.  Subsequently, this agreement was extended several times as a result of delays in addressing all environmental concerns of the property.  As of December 31, 2010, the last agreement expired.  As a result, management wrote the property down to $400,000, which is management’s estimate of the current value of the property less all selling costs.  The write-down was based on proceeding with estimated costs to complete remediation work on the property before the property can be sold or used for other purposes.  Management believes that, after remediation work is complete, the property could be sold, net of selling costs for $400,000.  Management anticipates the environmental remediation work can be completed in the fourth quarter of 2011 when the property would be placed for sale or converted to bank-use property.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Allowance for Loan Losses

The allowance for loan losses is established to cover any losses inherent in the loan portfolio.  Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for loan losses.  This calculation is based upon a systematic methodology for determining the allowance for loan losses in accordance with generally accepted accounting principles.  The calculation includes estimates and is based upon losses inherent in the loan portfolio.  The allowance calculation includes specific provisions for under-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses.  Based on the quarterly loan loss calculation, management will adjust the allowance for loan losses through the provision as necessary.  Changes to the allowance for loan losses during the year are primarily affected by three events:

●	Charge offs of loans considered not recoverable
●	Recovery of loans previously charged off
●	Provision for loan losses

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses.  The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the nine-month periods ended September 30, 2011, and September 30, 2010.  At the bottom of the table, two benchmark percentages are shown.  The first is net charge-offs as a percentage of average loans outstanding for the year.  The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30
	2011 $	2010 $
Balance at January 1,	7,132	5,912
Loans charged off:
Real estate	97	156
Commercial and industrial	315	407
Consumer	38	63
Total charged off	450	626
Recoveries of loans previously charged off:
Real estate	—	—
Commercial and industrial	215	71
Consumer	6	7
Total recovered	221	78
Net loans charged off	229	548
Provision charged to operating expense	1,350	1,350
Balance at September 30,	8,253	6,714

Net charge-offs as a % of average total loans outstanding	0.06%	0.13%
Allowance at end of period as a % of total loans	2.02%	1.58%

Charge-offs for the nine months ended September 30, 2011, were $450,000, compared to $626,000 for the same period in 2010.  Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery.  Charge-offs in the nine months ended September 30, 2011, included a $97,000 commercial mortgage, two agriculture purpose loans totaling $188,000, a commercial line of credit totaling $97,000, and various other small business and consumer loans.  All of the 2011 charge-offs were on loans to unrelated borrowers.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided.  The composition of the Corporation’s loan portfolio has undergone minor changes since September 30, 2010.  Management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans.  The financial industry typically evaluates the quality of loans on a scale where “ unclassified” represents healthy loans, “special mention” indicates initial credit concern, and several successive classified ratings of “substandard,” “doubtful,” and “loss” which indicate further, and increasing, credit declines.   Continued downgrades by management in the business loan and business mortgage portfolios have resulted in more classified loans.  Real estate loans represent a more substantial portion of the outstanding loan portfolio and more of these types of loans have indicated deteriorating financial health that may result in future losses.  Conversely, the commercial and industrial loans not secured by real estate represent a smaller portion of the outstanding loan portfolio and these loans have shown improved financial health resulting in less of a need for reserve allocations.  The Corporation’s total classified loans were $33.8 million as of September 30, 2011, $25.2 million as of December 31, 2010, and $18.0 million as of September 30, 2010, net of specifically allocated allowance against these loans of $175,000, $231,000, and $404,000, respectively.  These classifications require larger provision amounts due to a higher potential risk of loss.  The allowance as a percentage of total loans was 2.02% as of September 30, 2011, 1.72% as of December 31, 2010, and 1.58% as of September 30, 2010.  Management anticipates that the allowance percentage will likely continue to increase as long as the classified asset trend continues to increase.

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

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $237,000, or 1.1%, to $20,912,000 as of September 30, 2011, from $20,675,000 as of September 30, 2010.  During 2011, the renovations at the Corporation’s Main Office location were completed and placed into service during the third quarter of 2011.  In the first quarter of 2010, the renovations at the Corporation’s Denver Office were placed into service.  As of September 30, 2011, $120,000 was classified as construction in process.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB).  The Corporation’s $4,102,000 of regulatory stock holdings as of September 30, 2011, consisted of $3,914,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock.  All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization.  The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB.  Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level.  In years preceding 2008 and throughout most of 2008, the Corporation earned a return or dividend on the amount invested.  In December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition.  Based on the financial results of the FHLB for the year ended December 31, 2010, and for the nine months ended September 30, 2011, management believes that the suspension of the dividend payments is temporary in nature, and will resume at some point in the future.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Since the fourth quarter of 2010, the FHLB has announced several excess capital stock repurchases.  This has caused the Corporation’s capital stock position to decline from $4,492,000 as of December 31, 2010, to $3,914,000 as of September 30, 2011.  With the stock repurchases, the Corporation no longer has any excess capital stock. As a result, any future excess capital stock repurchase would not impact the Corporation unless the amount of FHLB borrowings would decline and then cause an excess capital stock position.  While the FHLB has not committed to regular repurchases of excess stock, a sustained quarterly pattern has developed and the Corporation does view these recent actions as a sign any excess capital stock would be repurchased in the future.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to periodically repurchase excess capital stock and resume payment of a dividend.  Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Deposits

The Corporation’s total ending deposits increased $9.0 million, or 1.5%, and $7.8 million, or 1.3%, from September 30, 2010, and December 31, 2010, respectively.  Customer deposits are the Corporation’s primary source of funding for loans and investments.  During 2010 and continuing into 2011, the economic concerns and poor performance of other types of investments led customers back to banks for safe places to invest money, despite low interest rates.  The mix of the Corporation’s core deposit categories has remained relatively stable, while the time deposits have declined materially.  The reduction of time deposits is part of management’s asset liability strategy of altering the Corporation’s funding mix.  Management desires to reduce its level of reliance on time deposits which are a more expensive and volatile funding source.   The Deposits by Major Classification table, shown below, provides the balances of each category for September 30, 2011, December 31, 2010, and September 30, 2010.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	September 30, 2011 $	December 31, 2010 $	September 30, 2010 $
Non-interest bearing demand	139,426	131,534	128,760
NOW accounts	62,608	63,877	57,843
Money market deposit accounts	58,385	55,111	53,301
Savings accounts	98,673	92,964	90,623
Time deposits	238,288	246,212	254,548
Brokered time deposits	6,041	5,896	9,376

Total deposits	603,421	595,594	594,451

The growth and mix of deposits is often driven by several factors including:

●	Convenience and service provided
●	Current rates paid on deposits relative to competitor rates
●	Level of and perceived direction of interest rates
●	Financial condition and perceived safety of the institution
●	Possible risks associated with other investment opportunities
●	Level of fees on deposit products

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates.  Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution.  As of September 30, 2011, time deposit balances, excluding brokered deposits, had decreased $16.3 million, or 6.4%, and $7.9 million, or 3.2%, from September 30, 2010, and December 31, 2010, respectively.  The Corporation has recently seen a shift in deposit trends as customers have moved money from time deposits into core checking and savings accounts.  In the current interest rate environment, with the likelihood of market rates increasing in the future, customers are not as willing to invest their funds for a period of time and are more inclined to accumulate their funds in a liquid account that can be accessed at any time.

Time deposits are a safe investment with FDIC coverage, ensuring no loss of principal up to certain levels.  Prior to October 3, 2008, FDIC coverage was $100,000 on non-IRA time deposits and $250,000 on IRA time deposits.  Effective October 3, 2008, the FDIC insurance increased to $250,000 for all deposit accounts with the signing of the Emergency Economic Stabilization Act of 2008, which was made permanent under the Dodd-Frank Wall Street Reform and Consumer Protection Act.  As the equity markets faced declines and volatility, customers began placing more and more time deposits in financial institutions; however, they did not want to exceed the FDIC insurance limits.  The increase in FDIC coverage generally enabled time deposit customers to increase their deposit balances held with the Corporation.  Previously, a significant segment of the Corporation’s larger CD customers would limit their deposit by account title to $100,000.  Now customers can deposit up to $250,000 with full FDIC coverage, under each form of eligible account ownership.  Management anticipates that the recent declines in time deposits will likely continue until interest rates increase and cause more of a separation between longer-term rates and overnight rates.

Borrowings

Total borrowings were $80.5 million, $74.5 million, and $75.0 million as of September 30, 2011, December 31, 2010, and September 30, 2010, respectively.  The Corporation was purchasing no short-term funds as of September 30, 2011, December 31, 2010, or September 30, 2010.  Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.  The short-term funds are purchased through correspondent and member bank relationships as overnight borrowings.

Total long-term borrowings, borrowings initiated for terms longer than one year, were also $80.5 million, $74.5 million, and $75.0 million as of September 30, 2011, December 31, 2010, and September 30, 2010.  The Corporation uses two main sources for long-term borrowings: FHLB advances from the FHLB of Pittsburgh and repurchase agreements obtained through brokers.  The repurchase agreement portion of the long-term debt was $30.0 million at September 30, 2010, and declined to $25.0 million at September 30, 2011.  FHLB advances were $45.0 million at September 30, 2010, and increased to $55.5 million at September 30, 2011.  Both FHLB advances and repurchase agreements are used as a secondary source of funding and to mitigate interest rate risk.  These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits.  Over the course of the past twelve months, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances at significant rate savings.  In the current interest rate environment, management has preferred to seek new long-term borrowings from FHLB rather than through repurchase agreements.  For this reason, it is likely the FHLB portion of long-term debt will continue to increase with the repurchase agreements reducing as they mature.  Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size.  As of September 30, 2011, the Corporation was within this policy guideline at 7.2% of asset size with $55.5 million of total FHLB borrowings.   The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital.  As of September 30, 2011, the Corporation was within this policy guideline at 98.5% of capital with $80.5 million total borrowings from all sources.  The Corporation has maintained FHLB borrowings and total borrowings within these policy guidelines throughout all of 2010 and the nine months ended September 30, 2011.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $187.5 million.  The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by the FHLB.  The nation’s sub-prime and credit crisis of 2008 has led to negative

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

economic events, which has significantly affected real estate valuations, the residential housing industry, and securities consisting of various forms of mortgage-backed financial instruments.  The FHLB has been impacted by these events and is under operating performance pressures and increased regulatory oversight, and has taken steps to preserve capital.  As a result, in December 2008, the FHLB suspended the dividend paid on stock owned by banks that have outstanding FHLB borrowings, and discontinued the regular repurchase of excess stock if a bank reduces its borrowings.  However, as of October 29, 2010, quarterly since this date, the FHLB has repurchased set amounts of excess capital stock from member institutions including the Corporation.  Management believes the consistent repurchasing of excess capital stock supports the fact that the FHLB has made progress in improving its capital position and also restoring confidence in the system.  Management monitors the financial performance of the FHLB of Pittsburgh on a quarterly basis to determine the safety and soundness of this entity as it relates to the Corporation’s capital stock investment and reliance on its borrowings as an important source of liquidity.

Index

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

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
As of September 30, 2011	Capital Ratios	Adequately Capitalized	Well Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	18.0%	8.0%	10.0%
Bank	17.8%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.8%	4.0%	6.0%
Bank	16.5%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.1%	4.0%	5.0%
Bank	10.0%	4.0%	5.0%

As of December 31, 2010
Total Capital to Risk-Weighted Assets
Consolidated	17.5%	8.0%	10.0%
Bank	17.3%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.3%	4.0%	6.0%
Bank	16.1%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	9.8%	4.0%	5.0%
Bank	9.6%	4.0%	5.0%

As of September 30, 2010
Total Capital to Risk-Weighted Assets
Consolidated	17.1%	8.0%	10.0%
Bank	16.9%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	15.8%	4.0%	6.0%
Bank	15.6%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	9.7%	4.0%	5.0%
Bank	9.6%	4.0%	5.0%

The Corporation’s dividends per share for the nine months ended September 30, 2011, were $0.72 per share, matching the dividends per share in the same period of 2010.  Dividends are paid from current earnings and available retained earnings.  Management’s current capital plan calls for management to maintain tier I capital to average assets between 9.5% and 12.0%.  The Corporation’s current tier I capital ratio is 10.1%.  Management also desires a dividend payout ratio of approximately 40%.  This ratio will vary according to income, but over the long term,

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

management’s goal is to average a payout ratio of approximately 40%.  The Corporation’s dividend payout ratio for the nine months ended September 30, 2011, was 38.9% while the same prior year ratio was 43.4%.  The current year’s payout ratio is very close to management’s target of 40%.  Future dividends are dependent on future earnings; however there are other ratios that factor into the Board’s decision regarding future dividends.  In the current regulatory climate, many asset quality ratios are calculated as a percentage of capital.  The Corporation’s level of capital is the single most important protection against future risk of loss on loans or investments.  To this degree, management and the Board are highly focused on the level of classified assets as a percentage of capital.  While delinquent and non-performing loans have declined significantly, the level of classified assets has continued to climb.  Management and the Board desire that the level of classified assets be reduced prior to increasing the Corporation’s dividend.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles.  This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet.  An unrealized gain increases capital, while an unrealized loss reduces capital.  This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital.  As of September 30, 2011, the Corporation showed unrealized gains, net of tax, of $4,655,000, compared to unrealized gains of $442,000 as of December 31, 2010, and unrealized gains of $4,589,000 as of September 30, 2010.  These unrealized gains or losses, net of tax, are excluded from capital when calculating the tier I capital to average assets numbers above.  The amount of unrealized net gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities which are shown as a reduction to income on the Corporation’s Consolidated Statements of Income.  The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

On August 13, 2008, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase in open market and privately negotiated transactions, up to 140,000 shares of outstanding common stock.  Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans, which are the Dividend Reinvestment Plan, the Employee Stock Purchase Plan, and the Non-Employee Directors’ Stock Purchase Plan.  As of September 30, 2011, a total of 66,000 shares were repurchased at a total cost of $1,651,000 for an average cost of $25.01 per share.  Approximately 5,000 shares of treasury shares are reissued each quarter in the Corporation’s three stock purchase programs.  As a result, management has a target of purchasing approximately 5,000 shares of stock each quarter on the open market to replenish the level of treasury shares and prevent the Corporation from running out of treasury shares.  The Corporation began 2011 with 13,518 treasury shares.  During 2011, 13,996 shares of the Corporation’s common stock was reissued and 11,000 shares were purchased, leaving 10,522 treasury shares as of September 30, 2011.  A table detailing the shares of stock purchased in the third quarter of 2011 is included in Part II –Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds that follows on page 64 of this filing.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments.  These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time.  As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2011.

OFF-BALANCE SHEET ARRANGEMENTS (DOLLARS IN THOUSANDS)

September 30, 2011 $
Commitments to extend credit:
Revolving home equity	19,089
Construction loans	12,157
Real estate loans	7,011
Business loans	54,567
Consumer loans	1,912
Other	3,393
Standby letters of credit	6,660
Total	104,789

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the Corporation is subject to three primary risks:

●	Credit risk
●	Liquidity risk
●	Interest rate risk

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

Liquidity Risk
Liquidity refers to having an adequate supply of cash available to meet business needs.  Financial institutions must ensure that there is adequate liquidity to meet a variety of funding needs, at a minimal cost.  Minimal cost is an important component of liquidity.  If a financial institution is required to take significant action to obtain funding, and is forced to utilize an expensive source, it has not properly planned for its liquidity needs.  Funding new loans and covering deposit withdrawals are the primary liquidity needs of the Corporation.  The Corporation uses a variety of funding sources to meet liquidity needs, such as:

●	Deposits
●	Loan repayments
●	Maturities and sales of securities
●	Borrowings from correspondent and member banks
●	Repurchase agreements
●	Brokered deposits
●	Current earnings

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods.  Management monitors six-month, one-year, three-year, and five-year cumulative gaps to determine liquidity risk.  The Corporation was within internal gap guidelines for all ratios as of September 30, 2011.  During the second quarter of 2010, management implemented prepayment speed assumptions for its securities portfolio to more accurately model principal paydowns received on securities.  Additionally, as of September 30, 2011, management purchased software that allows prepayment speed assumptions from the bond accounting software provider to be directly imported into the ALM model on a security-by-security basis.  It is management’s opinion that these investments are now modeled as accurately as possible utilizing current software, and the cash flows received on each bond are reflected appropriately.  After the initial prepayment speed changes were made, as of June 30, 2010, the Corporation was within the internal gap guidelines for the one-year and three-year gap ratios with the one-year gap at 66% and the three-year gap at 87%.  As of December 31, 2010, these ratios were further improved and all were within the internal guidelines with the one-year gap at 84% and the three-year gap at 101%.  All ratios as of September 30, 2011, showed decreases from the ratios reported at December 31, 2010, but were well within policy guidelines, with a one-year gap of 81% and a three-year gap of 95%.  The primary reason for the decrease in gap ratios can be attributed to a shortening of the bank’s liabilities.  Management maintained higher levels of cash during the third quarter to assist in offsetting the Corporation’s relatively long securities portfolio.  The strategy of maintaining higher cash levels to improve gap ratios and act as an immediate hedge against liquidity risk and interest rate risk is expected to continue until the securities portfolio is materially shorter in duration.  All gap ratios were well within guidelines as of September 30, 2011.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Generally, through 2010 and into 2011, management had a bias towards rates remaining unchanged for a longer period of time and preferred to maintain gap ratios on the low end of gap guidelines, as it is advantageous to have a smaller amount of assets subject to repricing while interest rates are at historically low levels.  Management took the position that rates could remain low for an extended period of time, which has occurred.  Management also believes that the Corporation’s large securities portfolio, with the vast majority of these securities carrying unrealized gains, is a readily accessible source of liquidity in the event any repositioning of assets is needed.  However, based on the length of past interest rate cycles, and the length that short-term rates have been at historically low levels, there is an increased likelihood that short term rates will have to be increased.  While management believes at this point the current economic conditions have to improve further for short term rates to be increased, it is only prudent to be planning for higher interest rates in 2012.  Therefore, it was important for the Corporation to slowly increase gap ratios to higher levels within management’s preferred range and begin to transition to a rates-up bias for 2012 and 2013.  To transition too quickly would subject the Corporation to more repricing risk and could lower net interest margin.  To that regard, it is appropriate to position the Corporation to have higher gap ratios after short-term interest rates have moved up materially.  That way a significant amount of the Corporation’s assets, both loans and securities, do not reprice at the very beginning of the rates-up cycle.

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

The Corporation analyzes the following liquidity measurements in an effort to monitor and mitigate liquidity risk:

●	Core Deposit Ratio – Core deposits as a percentage of assets
●	Funding Concentration Analysis – Alternative funding sources outside of core deposits as a percentage of assets
●	Short-term Funds Availability – Readily available short-term funds as a percentage of assets
●	Securities Portfolio Liquidity – Cash flows maturing in one year or less as a percentage of assets and securities portfolio
●	Borrowing Limits – Internal borrowing limits in terms of both FHLB and total borrowings
●	Three-, Six-, and Twelve-month Projected Sources and Uses of Funds

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources.  As of September 30, 2011, the Corporation was within guidelines for all of the above measurements.  As of December 31, 2009, management felt it would be advantageous to change the guideline for securities portfolio liquidity to 5.0% to 10.0% of assets up from the previous guideline of 2.5% to 7.5% of assets.  This change was instituted to afford for greater liquidity within the securities portfolio.  Under a stricter definition of excluding cash invested overnight, the Corporation was not within the newer securities portfolio liquidity target as of September 30, 2011, with securities cash flow under one-year accounting for 4.7% of assets.  However, when factoring in the Corporation’s cash levels at September 30, 2011, this ratio was 7.9% of assets.   Management expects to continue to carry higher levels of cash on hand to compensate for the lower-than-targeted cash flows from the securities portfolio.  It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists.  All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges.   Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

Interest Rate Risk
Interest rate risk is measured using two analytical tools:

●	Changes in net interest income
●	Changes in net portfolio value

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value.  The modeling is generally conducted under seven different interest rate scenarios.  The seven standard scenarios used previously consisted of projections of net interest income if rates remain flat, increase 100, 200, or 300

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

basis points, or decrease 100, 200, or 300 basis points.  In the third quarter of 2010, management made the decision to modify the interest rate scenarios and model net interest income if rates remain flat, decrease 50 or 100 basis points, or increase 100, 200, 300, or 400 basis points.  Because rates cannot go much lower, it was more appropriate to model more rates-up scenarios to ensure net interest income can be maintained within acceptable limits in a faster rates-up environment.  The results obtained through the use of forecasting models are based on a variety of factors.  Both the income and fair value forecasts make use of the maturity and repricing schedules to determine the changes to the balance sheet over the course of time.  Additionally, there are many assumptions that factor into the results.  These assumptions include, but are not limited to, the following:

●	Projected interest rates
●	Timing of interest rate changes
●	Changes to the yield curve
●	Prepayment speeds on loans and mortgage-backed securities
●	Anticipated calls on financial instruments with call options
●	Deposit and loan balance fluctuations
●	Economic conditions
●	Consumer reaction to interest rate changes

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

The third quarter 2011 analysis projects the net interest income expected in the seven modified rate scenarios on a one-year time horizon.  As of September 30, 2011, the Corporation was within guidelines for the maximum amount of net interest income declines given all seven rate scenarios.  The Corporation’s projected net interest income fluctuations given the seven different rate scenarios did not change materially from December 31, 2010.

As of September 30, 2011, the Federal funds stated target rate remained between 0.00% and 0.25%, but effectively the rate has been 0.25% since December 2008.  It is very unlikely the Federal Reserve would lower any key rates, including Federal funds or the Discount rate further.  This means the Corporation’s primary concern in this current rate environment is with higher interest rate scenarios; therefore, they are reviewed with more scrutiny.  For the rates-up 100 basis-point scenario, net interest income decreases slightly compared to the rates unchanged scenario, representing a 1.6% reduction.  The decrease is primarily due to the fact that the Corporation is liability sensitive indicating that fewer assets will reprice than liabilities in a given time period.  For the rates-up 200, 300, and 400 basis-point scenarios, the net interest income increases; 1.8% in the rates up 200 basis-point scenario, 5.8% in the rates up 300 basis-point scenario, and 10.1% in the rates up 400 basis-point scenario, compared to the rates unchanged scenario.  The positive impact of significantly higher rates is due to the impact of assets repricing by the full amount of the Federal rate change which more than offsets the normal liability sensitivity of the Corporation, where a larger amount of liabilities reprice than assets, but they are only repricing by a fraction of the rate change.  In the rates-up scenarios, most of the Corporation’s variable rate loans reprice higher by the full amount of the Federal Reserve’s action; whereas management is generally able to limit the amount of core and time deposit increases to a fraction of the rate increase.  This in essence allows management the ability to benefit from the impact of higher rates by controlling the large amount of liabilities that are repricing. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly over the next twelve months.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk.  The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates.  The calculation of net portfolio value discounts future cash flows to the present value based on current market rates.  The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven modified scenarios mentioned under “Changes in Net Interest Income” above.  The Corporation’s Net Portfolio Value measurements have not changed materially from the December 31, 2010 measurements.  As of September 30, 2011, the Corporation remained within guidelines for all scenarios with the rates-up exposures slightly lower than the December 31, 2010 measurements.  A reduction in fair value as rates rise indicates that the Corporation loses net portfolio value, with the value of assets declining at a faster rate than the decrease in the value of deposits.  The decreased exposure in the rates-up scenarios is primarily a result of management’s decision to sell $9 million of the Corporation’s taxable securities during the second quarter of 2011, which modeled with most exposure to higher interest rates.  Additionally, the Corporation has been carrying larger cash levels and purchasing shorter duration securities to offset the generally longer length of the existing securities portfolio.  Management anticipates maintaining the fair value exposures within the policy guidelines throughout the remainder of the year.

The weakness with the net portfolio value analysis is that it assumes liquidation of the Corporation rather than as a going concern.  For that reason, it is considered a secondary measurement of interest rate risk to “Changes in Net Interest Income” discussed above.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2011, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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
September 30, 2011
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

The Ratings Downgrade of the United States Government May Adversely Affect the Corporation

In August 2011, Standard & Poor’s downgraded the United States’ credit rating from AAA to AA+, and there are indications that Moody’s or Fitch Ratings also may downgrade the United States’ credit rating.  Standard & Poor’s also downgraded the credit rating of the Federal Home Loan Bank System, a government-sponsored enterprise in which the Corporation invests and from which the Corporation receives a line of credit, from AAA to AA+.  Furthermore, the credit rating of other entities, such as state and local governments, may be downgraded as a consequence of the downgrading of the United States’ credit rating.  The impact that these credit rating downgrades may have on the national and local economy and on the Corporation’s financial condition and results of operation is uncertain and may adversely affect the Corporation and its business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended September 30, 2011.

Issuer Purchase of Equity Securites

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans *	Maximum Number of Shares that May Yet be Purchased Under the Plan *

July 2011	—	—	—	80,000
August 2011	6,000	$24.50	6,000	74,000
September 2011	—	—	—	74,000

Total	6,000	$24.50	6,000	74,000

*On August 13, 2008, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of outstanding common stock.  Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans previously mentioned.  The first purchase of common stock under this plan occurred on August 27, 2008.  By September 30, 2011, a total of 66,000 shares were repurchased at a total cost of $1,651,000, for an average cost per share of $25.01.  Management may choose to repurchase additional shares during the remainder of 2011.

Item 3.    Defaults Upon Senior Securities – Nothing to Report

Item 4.    (Removed and Reserved)

Item 5.    Other Information – Nothing to Report

Index

ENB FINANCIAL CORP

Item 6.    Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Incorporation of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	2001 Employee Stock Purchase Plan	****

10.3	2010 Non-Employee Directors’ Stock Plan	*****

11	Statement re: computation of per share earnings
	(Included on page 4 herein)	4

31.1	Section 302 Chief Executive Officer Certification	68

31.2	Section 302 Principal Financial Officer Certification	69

32.1	Section 1350 Chief Executive Officer Certification	70

32.2	Section 1350 Principal Financial Officer Certification	71

101	Interactive Data File

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

ENB Financial Corp
(Registrant)

Dated:	November 14, 2011	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
President & CEO

Dated:	November 14, 2011	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

Index

ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.)

3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)

10.2	2001 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on July 9, 2008.)

10.3	2010 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)

11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 68
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 69
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 70
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 71
101	Interactive Data File