Form 10-K
period 2011-12-31
ENB Financial Corp
filed 2012-03-29
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________

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

Yes ☐     No ☒

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

Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, was approximately $43,076,272.

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2012, was 2,854,079.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be held on May 15, 2012, is incorporated into Parts III and IV hereof.

2

ENB FINANCIAL CORP

Table of Contents ENB FINANCIAL CORP

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

Item 1. Business

General

ENB Financial Corp (“the Corporation”) is a bank holding company that was formed on July 1, 2008. The Corporation’s wholly owned subsidiary, Ephrata National Bank (“the Bank”), also referred to as ENB, is a full service commercial bank organized under the laws of the United States. Presently, no other subsidiaries exist under the bank holding company. The Corporation and the Bank are both headquartered in Ephrata, Lancaster County, Pennsylvania. The Bank was incorporated on April 11, 1881, pursuant to the United States National Bank Act under a charter granted by the Office of the Comptroller of the Currency (OCC). The Federal Deposit Insurance Corporation (FDIC) insures deposit accounts to the maximum extent provided by law. The Corporation’s retail, operational, and administrative offices are all located in northern Lancaster County, Pennsylvania, the Corporation’s primary market area.

Table of Contents ENB FINANCIAL CORP

The basic business of the Corporation is to provide a broad range of financial services to individuals and small-to-medium-sized businesses in Northern Lancaster County and surrounding market areas. The Corporation utilizes funds gathered through deposits from the general public to originate loans. The Corporation offers time, demand, and savings deposits, and secured and unsecured commercial, real estate, and consumer loans. Ancillary services that provide added convenience to customers include direct deposit and direct payments of funds through Electronic Funds Transfer, ATMs linked to the Star® network, telephone and internet banking, MasterCard® debit cards, Visa® or MasterCard credit cards, and safe deposit box facilities. The Corporation also offers a full complement of trust and investment advisory services through ENB’s Money Management Group.

As of December 31, 2011, the Corporation employed 228 persons, consisting of 180 full-time and 48 part-time employees. The Corporation’s number of full-time employees increased by nine and the number of part-time employees increased by two from the previous year-end. Growth in the number of full-time employees is attributable to additional commercial lending employees including Commercial Loan Officers, Administrative Support, and a Loan Workout Officer. A collective bargaining agent does not represent the employees.

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

Market Area and Competition

The Corporation’s primary market area is northern Lancaster County, Pennsylvania, where all eight full-service offices are located. However, the Corporation’s market area also extends into contiguous Berks, Lebanon, and Chester Counties. The Corporation’s greater service area is located just south of the Pennsylvania turnpike between the greater metropolitan areas of Philadelphia and Harrisburg and the smaller cities of Reading and Lancaster. The area served by the Corporation is a mix of rural communities and small to mid-sized towns.

The Corporation’s headquarters and main campus are located in Ephrata, Pennsylvania. The Corporation’s main office and drive-up are located in downtown Ephrata, while the Cloister office is also located within Ephrata Borough. As such, the Corporation has a very strong presence in Ephrata Borough, a community with a population of approximately 13,000. When surrounding areas that also share an Ephrata address and zip code are included, the population is over 32,000 based on 2010 census data. The Corporation ranks a commanding first in deposit market share in the Ephrata area with 46.8% of deposits as of June 30, 2011, based on data compiled annually by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s deposit market share in the Ephrata area was 47.7% as of June 30, 2010. The Corporation’s very high market share in the Ephrata area equates to a saturation of the local market that has led to the expansion of the Corporation’s branch network.

The Corporation’s market area has expanded beyond Ephrata to encompass most of northern Lancaster County, with the exception of the most western parts of the County. The majority of this expansion has occurred with the addition of four new branch offices since 1999, bringing the total offices to eight. Lancaster County ranks high nationally as a favored place to reside due to its scenic and fertile farmland, low cost of living, diversity of the local economy, and proximity to large cities. As a result, the area has experienced significant population growth and development. The population growth of Lancaster County has remained above both Pennsylvania and national growth levels over the past fifty years. Additionally, the population of Lancaster County has recently eclipsed half a million, with 2010

Table of Contents ENB FINANCIAL CORP

census information showing an estimated population of 508,000. The FDIC deposit market share data ranked the Corporation 5th in deposit market share in Lancaster County, with 6.3% of deposits as of June 30, 2011. The Corporation held the same ranking and percentage of deposit market share based on June 30, 2010 data.

In the course of attracting and retaining deposits and originating loans, the Corporation faces considerable competition. The Corporation competes with other commercial banks, savings and loan institutions, and credit unions for traditional banking products, such as deposits and loans. Based on FDIC summary of deposit data, there were 16 banks and savings associations and 11 credit unions in Lancaster County as of June 30, 2011. This compares to 18 banks and savings associations and 13 credit unions as of June 30, 2010. Mergers and consolidations accounted for the total reductions in financial institutions located in Lancaster County from 2010 to 2011. Additionally, the Corporation competes with consumer finance companies for loans, mutual funds, and other investment alternatives for deposits. The Corporation competes for deposits based on the ability to provide a range of products, low fees, quality service, competitive rates, and convenient locations and hours. The competition for loan origination generally relates to interest rates offered, products available, quality of service, and loan origination fees charged. Several competitors within the Corporation’s primary market have substantially higher legal lending limits that enable them to service larger loans and larger commercial customers.

The Corporation continues to assess the competition and market area to determine the best way to meet the financial needs of the communities it serves. Management also continues to pursue new market opportunities based on the strategic plan to efficiently grow the Corporation, improve earnings performance, and bring the Corporation’s products and services to customers currently not being reached. Management strategically addresses growth opportunities versus competitive issues by determining the new products and services to be offered, expansion of existing footprint with new locations, as well as investing in the expertise of staffing for expansion of these services.

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in northern Lancaster County, Pennsylvania. Agricultural purpose loans make up just over 20% of the loan portfolio; however, these loans are further diversified according to type of agriculture, of which dairy is the largest component. The business activities of the Corporation are generally not seasonal in nature. The sizable agricultural portfolio has minority elements that are predominately seasonal in nature due to typical farming operations. Financial instruments with concentrations of credit risk are described in Note P of the Notes to Consolidated Financial Statements included in this Report. The concentration of credit risk information in Note P is incorporated by reference into this Part I, Item 1.

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

Table of Contents ENB FINANCIAL CORP

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

Table of Contents ENB FINANCIAL CORP

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act (SOX), also known as the “Public Company Accounting Reform and Investor Protection Act,” was established in 2002 and introduced major changes to the regulation of financial practice. SOX was established as a reaction to the outbreak of corporate and accounting scandals, including Enron and Worldcom. SOX represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. SOX is applicable to all companies with equity or debt securities that are either registered, or file reports under the Securities Exchange Act of 1934. In particular, SOX establishes: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Principal Executive Officer and Principal Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) increased civil and criminal penalties for violations of the securities laws.

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

Accelerated and large accelerated filers have had to comply with Sections 404a and 404b of SOX in their annual reports since 2004, with their auditors required to report on the effectiveness of internal controls. An accelerated filer is defined as having between $75 million and $700 million of publicly traded market capitalization; large accelerated filers are companies with over $700 million of publicly traded market capitalization as of the end of their second quarter. Non-accelerated filers with publicly traded market capitalization under $75 million were not required to comply with Section 404b. The Corporation has always met the definition of a non-accelerated filer as the public equity float has always been under $75 million, and therefore was only subject to Section 404a.

In February 2008, the SEC proposed a rule that extended the date for independent auditor attestation to first be included for years ended on or after December 15, 2009. Also in 2008, the SEC expanded the definitions of smaller public companies beyond non-accelerated filers to include a new definition of smaller reporting company. The

Table of Contents ENB FINANCIAL CORP

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

Those public companies with public floats under $75 million that did not qualify under the smaller reporting company were considered non-accelerated filers. Both were not subject to Section 404b. The non-accelerated filers also included publicly traded companies that previously did have a public float over $75 million but were now less than $50 million due to market conditions. The Corporation continues to meet the definition of a smaller public company as it has a public equity float of approximately $43.1 million as of June 30, 2011.

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

Permitted Activities for Bank Holding Companies

The Federal Reserve Board permits bank holding companies to engage in activities so closely related to banking or managing or controlling banks as to be a proper incident of banking. In 1997, the Federal Reserve Board significantly expanded its list of permissible non-banking activities to improve the competitiveness of bank holding companies. The following list includes activities that a holding company may engage in, subject to change by the Federal Reserve Board:

•	Making, acquiring, or servicing loans and other extensions of credit for its own account or for the account of others.

•	Any activity used in connection with making, acquiring, brokering, or servicing loans or other extensions of credit, as determined by the Federal Reserve Board. The Federal Reserve Board has determined that the following activities are permissible:

o	real estate and personal property appraising;
o	arranging commercial real estate equity financing;
o	check-guaranty services;
o	collection agency services;
o	credit bureau services;
o	asset management, servicing, and collection activities;
o	acquiring debt in default, if a holding company divests shares or assets securing debt in default that are not permissible investments for bank holding companies within prescribed time periods, and meets various other conditions; and
o	real estate settlement services.

•	Leasing personal and real property or acting as agent, broker, or advisor in leasing property, provided that:

	o	the lease is a non-operating lease;
	o	the initial term of the lease is at least 90 days;
	o	if real property is being leased, the transaction will compensate the lessor for at least the lessor’s full investment in the property and costs, with various other conditions.

•	Operating non-bank depository institutions, including an industrial bank or savings association.

•	Performing functions or activities that may be performed by a trust company, including activities of a fiduciary, agency, or custodial nature, in the manner authorized by federal or state law, so long as the holding company is not a bank.

•	Acting as investment or financial advisor to any person, including:

Table of Contents ENB FINANCIAL CORP

	o	serving as investment advisor to an investment company registered under the Investment Company Act of 1940;
	o	furnishing general economic information and advice, general economic statistical forecasting services, and industry studies;
	o	providing advice in connection with mergers, acquisitions, divestitures, investments, joint ventures, capital structuring, financing transactions, and conducting financial feasibility studies;
	o	providing general information, statistical forecasting, and advice concerning any transaction in foreign exchange, swaps, and similar transactions, commodities, options, futures, and similar instruments;
	o	providing educational courses and instructional materials to consumers on individual financial management matters; and
	o	providing tax planning and tax preparation services to any person.

•	Agency transactional services for customer investments, including:

	o	Securities brokerage -- Providing securities brokerage services, whether alone or in combination with investment advisory services, and incidental activities, including related securities credit activities compliant with Federal Reserve Board Regulation T and custodial services, if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and do not include securities underwriting or dealing.
	o	Riskless-principal transactions -- Buying and selling all types of securities in the secondary market on the order of customers as “riskless principal.”
	o	Private-placement services -- Acting as agent for the private placement of securities in accordance with the requirements of the Securities Act of 1933 and the rules of the SEC.
	o	Futures commission merchant -- Acting as a futures commission merchant for unaffiliated persons in the execution and clearance of any futures contract and option on a futures contract traded on an exchange in the United States or abroad, if the activity is conducted through a separately incorporated subsidiary of the holding company and the company satisfies various other conditions.

•	Investment transactions as principal:

	o	Underwriting and dealing in government obligations and money market instruments, including bankers’ acceptances and certificates of deposit, under the same limitations applicable if the activity were performed by a holding company’s subsidiary member banks.

•	Engaging as principal in:

	o	foreign exchanges; and
	o	forward contracts, options, futures, options on futures, swaps, and similar contracts, with various conditions.

•	Buying and selling bullion, and related activities.

•	Management consulting and counseling activities:

	o	Subject to various limitations, management consulting on any matter to unaffiliated depository institutions, or on any financial, economic, accounting, or audit matter to any other company; and
	o	Providing consulting services to employee benefit, compensation, and insurance plans, including designing plans, assisting in the implementation of plans, providing administrative services to plans, and developing employee communication programs for plans.

•	Providing career counseling services to:

	o	a financial organization and individuals currently employed by, or recently displaced from, a financial organization;

Table of Contents ENB FINANCIAL CORP

	o	individuals who are seeking employment at a financial organization; and
	o	individuals who are currently employed in or who seek positions in the finance, accounting, and audit departments of any company.

•	Support services:

	o	providing limited courier services; and
	o	printing and selling checks and related items requiring magnetic ink character recognition.

•	Insurance agency and underwriting:

	o	Subject to various limitations, acting as principal, agent, or broker for credit, life, accident, health, and unemployment insurance that is directly related to an extension of credit by a holding company or any of its subsidiaries.
	o	Engaging in any insurance agency activity in a place where the Corporation or a subsidiary of the Corporation has a lending office and that has a population not exceeding 5,000 or has inadequate insurance agency facilities, as determined by the Federal Reserve Board.
	o	Supervising, on behalf of insurance underwriters, the activities of retail insurance agents who sell fidelity insurance and property and casualty insurance on the real and personal property used in the Corporation’s operations or its subsidiaries, and group insurance that protects the employees of the Corporation or its subsidiaries.
	o	Engaging in any insurance agency activities if the Corporation has total consolidated assets of $50 million or less, with the sale of life insurance and annuities being limited to sales in small towns or as credit insurance.

•	Making equity and debt investments in corporations or projects designed primarily to promote community welfare, and providing advisory services to these programs.

•	Subject to various limitations, providing others with financially oriented data processing or bookkeeping services.

•	Issuing and selling money orders, travelers’ checks, and United States savings bonds.

•	Providing consumer financial counseling that involves counseling, educational courses, and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance, and general investment management, so long as this activity does not include the sale of specific products or investments.

•	Providing tax planning and preparation advice.

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

Table of Contents ENB FINANCIAL CORP

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

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.”For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2011. This designation has benefited the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate. The Bank was utilizing a one-time credit against calculated quarterly FDIC assessments. This credit was fully utilized in the second quarter of 2008, upon which the Bank began to pay FDIC insurance again. The FDIC adjusts the insurance rates when necessary. The FDIC insurance rate increased by 140% in 2009. This increase was designed to replenish the FDIC fund due to 2008 bank failures and to provide for additional FDIC insurance coverage on deposit accounts. The insurance coverage increases include an FDIC insurance increase from $100,000 to $250,000, and unlimited insurance coverage on non-interest bearing deposits and interest bearing deposit balances with rates less than or equal to 0.50%. The total FDIC assessments paid by the Bank in 2011 were $444,000.

In addition to FDIC insurance costs, the Bank is subject to assessments to pay the interest on Financing Corporation Bonds. Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions. These assessment rates are set quarterly. The total Financing Corporation assessments paid by the Bank in 2011were $56,000.

FDIC Insurance Premium Increase

On February 27, 2009, the FDIC announced that it was increasing federal deposit insurance premiums, beginning in the second quarter of 2009, for well-managed, well-capitalized banks to a range between 12 and 16 cents per $100

Table of Contents ENB FINANCIAL CORP

of insured deposits on an annual basis. The FDIC also voted to impose a special assessment of 5 basis points on all FDIC-insured banks to be collected on September 30, 2009. This special assessment totaled $326,000 for the Bank. As a result, the Bank’s total regular insurance premiums for 2009, which were paid from earnings, increased by approximately $792,000, or 344.3%.

In the third quarter of 2009, the FDIC announced that they would be requesting that banks prepay three years’ worth of assessments at the end of 2009 to help replenish the severely depleted Deposit Insurance Fund (DIF). The Bank paid $2.3 million in prepaid FDIC insurance on December 30, 2009. The entire amount was recorded as a prepaid expense (asset). Each quarter, the Bank records an expense (charge to earnings) for its regular quarterly assessment for the quarter with an offsetting credit to the prepaid assessment. Once the asset is exhausted, the Bank will record an accrued expense payable each quarter for the assessment payment, which would be paid in arrears to the FDIC at the end of the following quarter. If the prepaid assessment is not exhausted by December 30, 2014, any remaining amount will be returned to the Bank. As of December 31, 2011, the Bank’s prepaid FDIC insurance amounted to $1.2 million.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act made the temporary $250,000 FDIC insurance coverage the permanent standard maximum deposit insurance amount. Additionally, on February 7, 2011, the Board of Directors of the FDIC approved a final rule based on the Dodd-Frank Act that revises the assessment base from one based on domestic deposits to one based on assets. This change, which was effective in April 2011, saved the Corporation a significant amount of FDIC insurance premiums. Total FDIC insurance premiums paid in 2011 were $500,000, a $189,000, or 27.4% reduction, from premiums paid in 2010.

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

Capital Adequacy

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), institutions are classified in one of five defined categories as illustrated below:

Capital Category	Total Risk-Based Ratio	Tier 1 Risk-Based Ratio	Tier 1 Leverage Ratio

Well Capitalized	≥10.0	≥ 6.0	≥5.0
Adequately Capitalized	≥ 8.0	≥ 4.0	≥4.0*
Undercapitalized	< 8.0	< 4.0	<4.0*
Significantly Undercapitalized	< 6.0	< 3.0	<3.0
Critically Undercapitalized			≤2.0

*3.0 for those banks having the highest available regulatory rating.

The Bank’s and Corporation’s capital ratios exceed the regulatory requirements to be considered well capitalized for Total Risk-Based Capital, Tier 1 Risk-Based Capital, and Tier 1 Leverage Capital. The capital ratio table and

Table of Contents ENB FINANCIAL CORP

consolidated financial statement Note M – Regulatory Matters and Restrictions, are incorporated by reference herein, from Item 8, and made a part hereof. Note M discloses capital ratios for both the Bank and the Corporation, shown as Consolidated.

During 2009, capital adequacy became a primary focus of regulators in light of the challenging financial conditions of the past two years which have caused a larger number of bank failures, higher loan losses, and lower earnings levels of financial institutions. In 2008, there were 25 bank failures; in 2009, the number climbed to 140;in 2010, it climbed even higher to 157; and there were 92 failures in 2011. As of February 9, 2012, 7 banks had failed in 2012. As a result, regulators have required banks with weaker capital levels to maintain capital levels higher than the regulatory minimums, and are discussing additional capital level proposals that would affect all banks. The most commonly discussed proposed capital levels for well-capitalized institutions have been: 8% rather than 5% for Tier 1 Leverage, 10% rather than 6% for Tier 1 Risk-Based, and 12% rather than 10% for Total Risk-Based Capital. These discussed levels, and the associated higher levels for the related lower-rated categories, have not been approved as of the time of this filing. However, management is aware of regulatory practices that are requiring that these levels of capital be attained. Management expects higher regulatory capital levels to be enacted in the future but is not able to predict what those levels will be.

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

Table of Contents ENB FINANCIAL CORP

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

Holding Company Capital Requirements

Dodd-Frank requires the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets. Dodd-Frank additionally requires that bank regulators issue counter cyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, are consistent with safety and soundness.

Deposit Insurance

Dodd-Frank permanently increased the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Previous to 2011, unlimited deposit insurance on non-interest bearing transaction accounts was covered through the Transaction Account Guarantee (TAG) program. The TAG program expired December 31, 2010, and Dodd-Frank incorporated this unlimited deposit insurance coverage until December 31, 2012. Dodd-Frank also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective July 21, 2011, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

Table of Contents ENB FINANCIAL CORP

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

Check, ACH payments, and recurring debit card transactions that create overdrafts, such as regular bill payments on a debit card, are not subject to the new rule. As a result, an issuer may charge overdraft fees for these transactions without an opt-in.

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

Primarily as a result of this legislation, overdraft fee income was reduced by approximately 25% from 2009 to 2010, and 20% from 2010 to 2011. Management expects overdraft fee income to stabilize in 2012 due to the fact that 2011 was the first full year of the reduction in volume under the new regulation.

Table of Contents ENB FINANCIAL CORP

Safe and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act)

The SAFE Act of 2008 was enacted to hold mortgage loan originators accountable by requiring originators to be licensed and registered with the National Mortgage Licensing System and Registry (NMLS). Individuals who take residential mortgage loan applications and offer or negotiate terms of residential mortgage loans are deemed mortgage loan originators who must be registered with the NMLS. Mortgage loan originators of federally insured depository institutions are exempt from the act’s licensing requirements, but must be finger printed and have a criminal background check completed pursuant to the registration process. Mortgage loan originators will be tracked through this registry and their registration must be updated annually. Depository institutions must require their mortgage loan originators to be registered by July 29, 2011. If a mortgage loan originator fails to register, the depository institution must prohibit the originator from acting as such until registration is complete.

Government Sponsored Entities Takeover – September 7, 2008

On September 7, 2008, the U.S. Treasury Department took the unprecedented action of placing the government sponsored entities (GSEs) of Fannie Mae and Freddie Mac under conservatorship. Fannie Mae and Freddie Mac are government mortgage finance companies that were established with governmental backing to assist the public with affordable home ownership. Fannie Mae was created in the 1930’s under President Franklin D. Roosevelt’s “New Deal” plan to revive the economy. Freddie Mac was started in 1970. The companies were designed primarily to lower the cost of home ownership by buying mortgages from lenders, freeing up cash at banks to make more loans. The GSEs finance mortgage-asset purchases with low-cost debt. GSEs package pools of loans obtained from lenders which are backed by a guarantee of principal payment and sold on the open market.

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

It is likely that the U.S. Treasury Department will continue to hold both Fannie Mae and Freddie Mac under conservatorship until a new regulatory solution is found. As recent as February 2011, the government released a white paper documenting three options for the future of GSEs: a) eliminating the government role in the market beyond existing federal agencies; b) limiting the government backstop to periods of market stress; and c) maintaining the government role completely. While Fannie Mae and Freddie Mac debt is not guaranteed by the U.S. government, as GSEs, they do have the implicit backing of the government, as demonstrated by government actions to date. The economic ramifications of the U.S. government not fully backing Fannie Mae and Freddie Mac debt would be severe and felt worldwide as many foreign countries have purchased this debt. Based on book value, the Corporation owned $44.0 million of mortgage-backed securities and $25.9 million of collateralized mortgage obligations of Fannie Mae and Freddie Mac as of December 31, 2011. It is anticipated that the Corporation’s Fannie Mae and Freddie Mac security holdings will decline throughout 2012 as management has been directing the majority of newer investments into other taxable securities, in addition to Ginnie Mae securities backed by the full faith and credit of the U.S. government.

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

Table of Contents ENB FINANCIAL CORP

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein, from Item 6 on page 30 and the Consolidated Statements of Income on page 73 as found in this Form 10-K filing.

Available Information

A copy of the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as required to be filed with the Securities and Exchange Commission pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from our website: www.enbfc.comor by request via e-mail to pwenger@epnb.com. This information may also be obtained via written request to Mr. Paul W. Wenger, Secretary, Shareholder Relations, at ENB Financial Corp, 31 East Main Street, P.O. Box 457, Ephrata, PA, 17522.

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

Table of Contents ENB FINANCIAL CORP

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

As of December 31, 2011, 45.5% of the Corporation’s loan portfolio consisted of commercial, industrial, and construction loans secured by real estate. Another 14.0% of the Corporation’s loan portfolio consisted of commercial loans not secured by real estate. These types of loans are generally viewed as having more risk of default than consumer real estate loans or other consumer loans. These types of loans are also typically larger than consumer real estate loans and other consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large

Table of Contents ENB FINANCIAL CORP

balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

If The Corporation Concludes That The Decline In Value Of Any Of Its Investment Securities Is Other Than Temporary, The Corporation is Required To Write Down The Value Of That Security Through A Charge To Earnings

The Corporation reviews the investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of the investment securities has declined below its carrying value, the Corporation is required to assess whether the decline is other than temporary. If it concludes that the decline is other than temporary, it is required to write down the value of that security through a charge to earnings. Changes in the expected cash flows of these securities and/or prolonged price declines have resulted and may result in concluding in future periods that there is additional impairment of these securities that is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

The Corporation’s Profitability Depends Significantly On Economic Conditions In The Commonwealth Of Pennsylvania And Its Market Area

The Corporation’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania, and more specifically, the local markets in which the Corporation operates. Unlike larger national or

Table of Contents ENB FINANCIAL CORP

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

Table of Contents ENB FINANCIAL CORP

The Corporation’s Banking Subsidiary May Be Required To Pay Higher FDIC Insurance Premiums Or Special Assessments Which May Adversely Affect Its Earnings

Poor economic conditions and the resulting bank failures have increased the costs of the FDIC and depleted its deposit insurance fund. Additional bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue special assessments. The Corporation generally is unable to control the amount of premiums or special assessments that its subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on The Corporation’s results of operations, financial condition, and the ability to continue to pay dividends on common stock at the current rate or at all.

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

Table of Contents ENB FINANCIAL CORP

The Corporation May Need To Or be Required To Raise Additional Capital In The Future, And Capital May Not Be Available When Needed And On Terms Favorable To Current Shareholders

Federal banking regulators require the Corporation and its subsidiary bank to maintain adequate levels of capital to support their operations. These capital levels are determined and dictated by law, regulation, and banking regulatory agencies. In addition, capital levels are also determined by the Corporation’s management and board of directors based on capital levels that they believe are necessary to support the Corporation’s business operations.

If the Corporation raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and could dilute the per share book value and earnings per share of its common stock. Furthermore, a capital raise through issuance of additional shares may have an adverse impact on the Corporation’s stock price. New investors also may have rights, preferences and privileges senior to the Corporation’s current shareholders, which may adversely impact its current shareholders.

The Corporation’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of its control, and on its financial performance. Accordingly, the Corporation cannot be certain of its ability to raise additional capital on acceptable terms and acceptable time frames or to raise additional capital at all. If the Corporation cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect the Corporation’s financial condition and results of operations.

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

Table of Contents ENB FINANCIAL CORP

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

Table of Contents ENB FINANCIAL CORP

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

The Corporation’s Articles Of Association And Bylaws, As Well As Certain Banking Laws, May Have An Anti-Takeover Effect

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

Table of Contents ENB FINANCIAL CORP

Item 2. Properties

ENB Financial Corp’s headquarters and main office of Ephrata National Bank are located at 31 East Main Street, Ephrata, Pennsylvania.

Listed below are the office locations of properties owned by the Corporation. No mortgages, liens, or encumbrances exist on any of the Corporation’s owned properties. The Corporation does not currently lease any locations.

		Location	Bldg
Property Location	Owned	Acreage	Sq Ftg
Corporate Headquarters/Main Office	Owned	0.50	49,236
31 East Main Street
Ephrata, Pennsylvania

ENB's Money Management Group	Owned	0.17	11,156
47 East Main Street
Ephrata, Pennsylvania

Technology Center	Owned	0.43	12,208
31 East Franklin Street
Ephrata, Pennsylvania

Main Street Drive-In	Owned	0.41	700
42 East Main Street
Ephrata, Pennsylvania

Cloister Office	Owned	2.00	7,393
809 Martin Avenue
Ephrata, Pennsylvania

Hinkletown Office	Owned	1.30	4,563
935 North Railroad Avenue
New Holland, Pennsylvania

Denver Office	Owned	1.40	5,181
1 Main Street
Denver, Pennsylvania

Akron Office	Owned	1.50	5,861
351 South 7th Street
Akron, Pennsylvania

Lititz Office	Owned	3.53	5,555
3190 Lititz Pike
Lititz, Pennsylvania

Blue Ball Office	Owned	1.15	6,000
110 Marble Avenue
East Earl, Pennsylvania

Manheim Office	Owned	2.81	5,150
1 North Penryn Road
Manheim, Pennsylvania

In addition to the above properties, the Corporation owns two other properties located in the Corporation’s Ephrata Main Street Campus. These properties were acquired in 2002, when a group of properties adjacent and surrounding the Corporation’s Main Office was purchased. These two properties are being held for future use or possible sale. The other properties purchased in 2002 have been remodeled as office or operational space and are reflected in the offices shown above. The Corporation also owns a 4 acre parcel of land in Ephrata Borough that was converted

Table of Contents ENB FINANCIAL CORP

from other real estate owned to Bank property as of December 31, 2011. The parcel is being evaluated for future expansion plans.

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

Item 4. Mine Safety Disclosures - None

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation has only one class of stock authorized, issued, and outstanding, which consists of common stock with a par value of $0.20 per share. As of December 31, 2011, there were 12,000,000 shares of common stock authorized with 2,869,557 shares issued, and 2,858,831 shares outstanding to approximately 1,515 shareholders. The Corporation’s common stock is traded on a limited basis on the OTCBB under the symbol “ENBP.” Prices presented in the table below reflect high and low prices of actual transactions known to management. Prices and dividends per share are adjusted for stock splits. Market quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not reflect actual transactions.

	2011			2010
	High	Low	Dividend	High	Low	Dividend

First quarter	$23.95	$21.52	$0.24	$20.70	$18.70	$0.24
Second quarter	25.00	22.65	0.24	20.75	19.00	0.24
Third quarter	25.00	22.50	0.24	21.00	18.65	0.24
Fourth quarter	26.00	21.00	0.24	23.00	20.35	0.24

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

ENB Financial Corp offers its shareholders the convenience of a Dividend Reinvestment Plan (DRP) and the direct deposit of cash dividends. The DRP gives shareholders registered with the Corporation the opportunity to have their quarterly dividends invested automatically in additional shares of the Corporation’s common stock. Shareholders who prefer a cash dividend may have their quarterly dividends deposited directly into a checking or savings account

Table of Contents ENB FINANCIAL CORP

at their financial institution. For additional information on either program, contact the Corporation’s stock registrar and dividend paying agent, Registrar and Transfer Company, 10 Commerce Drive, Cranford, NJ 07016.

Purchases

The following table details the Corporation’s purchase of its own common stock during the fourth quarter of 2011.

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans *	Maximum Number of Shares that May Yet be Purchased Under the Plan *

October 2011	—	—	—	74,000
November 2011	5,000	$23.85	5,000	69,000
December 2011	—	—	—	69,000

Total	5,000

*On August 13, 2008, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s Dividend Reinvestment Plan, Employee Stock Purchase Plan, and Non-Employee Directors’ Stock Plan. The first purchase of common stock under this plan occurred on August 27, 2008. By December 31, 2011, a total of 71,000 shares were repurchased at a total cost of $1,770,000, for an average cost per share of $24.93. Management may choose to repurchase additional shares in 2012.

Recent Sales of Unregistered Securities and Equity Compensation Plan

The Corporation does not have an equity compensation plan and has not sold any unregistered securities.

Shareholder Performance Graph

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on ENB Financial Corp’s common stock against the cumulative total return of the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index for the period of six fiscal years commencing December 31, 2006, and ending December 31, 2011. The graph shows that the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2006, in each of the following: the Corporation’s common stock, the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index and that all dividends were reinvested in those securities over the past six years, the cumulative total return on such investment would be $86.36, $100.75, $73.91, and $49.84, respectively. The shareholder return shown on the graph below is not necessarily indicative of future performance.

Table of Contents ENB FINANCIAL CORP

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
ENB Financial Corp	100.00	88.89	88.72	76.40	84.91	86.36
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
Mid-Atlantic Custom Peer Group*	100.00	91.11	72.66	67.78	73.57	73.91
SNL Small Cap Bank Index	100.00	72.30	60.78	42.72	52.19	49.84

*Mid-Atlantic Custom Peer Group consists of 151 commercial banks located in the Mid-Atlantic states of Pennsylvania, New York, New Jersey, Maryland, and Delaware. The largest bank in this peer group had assets of $997 million and the smallest had assets of $24 million.

Table of Contents ENB FINANCIAL CORP

Item 6 - Selected Financial Data

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data set forth below should be read in conjunction with the Corporation's financial statements and their accompanying notes presented elsewhere herein.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	$	$	$	$	$
INCOME STATEMENT DATA
Interest income	31,233	32,754	33,803	34,725	33,784
Interest expense	8,246	10,547	12,818	14,598	14,692
Net interest income	22,987	22,207	20,985	20,127	19,092
Provision for loan losses	1,575	1,800	2,920	669	1,446
Other income	7,082	6,960	6,440	4,907	4,801
Other expenses	20,160	20,057	20,069	20,468	16,831
Income before income taxes	8,334	7,310	4,436	3,897	5,616
Provision/(benefit) for Federal income taxes	1,186	965	136	(117)	553
Net income	7,148	6,345	4,300	4,014	5,063

PER SHARE DATA
Net income (basic and diluted)	2.50	2.23	1.52	1.40	1.77
Cash dividends paid	0.96	0.96	1.17	1.24	1.21
Book value at year-end	28.85	25.99	24.51	23.92	24.05

BALANCE SHEET DATA
Total assets	771,146	747,769	725,952	688,423	633,762
Total loans	412,638	415,234	427,852	411,954	384,999
Securities	284,011	259,138	236,335	214,421	192,960
Deposits	605,678	595,594	569,943	511,112	478,726
Total borrowings	73,000	74,500	82,500	103,800	82,100
Stockholders' equity	82,471	74,233	69,576	68,045	68,822

SELECTED RATIOS
Return on average assets	0.95%	0.85%	0.60%	0.60%	0.82%
Return on average stockholders' equity	9.22%	8.62%	6.28%	5.89%	7.63%
Average equity to average assets ratio	10.26%	9.85%	9.60%	10.20%	10.72%
Dividend payout ratio	38.40%	43.05%	76.97%	88.57%	68.36%
Efficiency ratio	65.36%	65.68%	69.01%	75.09%	65.42%
Net interest margin	3.56%	3.50%	3.43%	3.51%	3.62%

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

Results of Operations

Overview

The Corporation recorded net income of $7,148,000 for the year ended December 31, 2011, a 12.7% increase over the $6,345,000 earned during the same period in 2010. The 2010 net income was 47.6% higher than the 2009 net income of $4,300,000. Earnings per share, basic and diluted, were $2.50 for 2011, compared to $2.23 in 2010, and $1.52 in 2009.

Despite significant economic weakness and an extremely low interest rate environment, the Corporation’s net interest income increased at a rate of 3.5%, or $780,000, for the year ended December 31, 2011, compared to 5.8%, or a $1,222,000 increase, from 2009 to 2010. Other income, excluding the gain or loss on securities, decreased 6.8%, or $406,000 in 2011, compared to 2010. Total operational costs increased minimally by $103,000, or 0.5%, from 2010 to 2011.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The Corporation’s 2011 ROA was 0.95%, compared to 0.85% in 2010; likewise ROE increased from 8.62% in 2010 to 9.22% in 2011. Both increases were primarily due to the increase in the Corporation’s earnings. The 11.8% increase in ROA was slightly lower than the 12.7% increase in earnings due to a 1.2% growth in the Corporation’s average assets. The ROE increased 7.0%, as the 12.7% increase in earnings was partially offset by a 5.4% increase in average equity. This resulted in more return from the equity utilized.

Key Ratios	Year Ended
	December 31,
	2011	2010
Return on Average Assets	0.95%	0.85%
Return on Average Equity	9.22%	8.62%

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In 2011, NII generated 76.4% of the Corporation’s gross revenue stream, compared to 76.1% in 2010, and 76.5% in 2009. Since NII comprises a significant portion of the operating income, the direction and rate of increase or decrease will often indicate the overall performance of the Corporation.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets, are presented on an FTE basis. This differs from the NII reflected on the Corporation’s

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Statements of Income, where the NII is simply the interest earned on loans and securities less the interest paid on deposits and borrowings. By calculating the NII on an FTE basis, the added benefit of having tax-free loans and securities is factored in to more accurately represent what the Corporation earns through the NII. The FTE adjustment shows the benefit these loans and securities bring in a dollar amount because the Corporation does not pay tax on the income they generate. As a result, the FTE NII shown in both tables below will exceed the NII reported on the statements of income. The amount of FTE adjustment totaled $2,113,000 for 2011, $1,999,000 for 2010, and $1,746,000 for 2009.

The amount of the tax adjustment varies depending on the amount of income earned on tax-free assets. The Corporation has historically carried a larger component of tax-free loans and securities relative to its size. When income levels were diminished in 2006 through 2009, this caused the Corporation to be in an alternative minimum tax (AMT) position, as tax-free income grew to a larger percentage of total income. When the Corporation was in an AMT position, tax-free loans and securities did not offer the full tax advantage they do when the Corporation is not subject to AMT. Because of the AMT position, management began reducing the tax-free municipal bond portfolio in 2008 and early 2009 in an effort to reduce the Corporation’s AMT position, which acted to reduce the tax-equivalent adjustments. However, because of legislation that followed the credit crisis in the fall of 2008, beginning in 2009, financial institutions were permitted to purchase 2009 and 2010 newly issued tax-free municipal bonds, which are AMT-exempt for the life of the bond. As a result, management resumed the purchase of AMT-exempt municipal bonds in mid-2009 increasing the size of the tax-free municipal bond portfolio, and again increasing the tax equivalent adjustment. This is why the tax equivalent adjustment increased from 2009 to 2010 and again from 2010 to 2011. The Corporation was not in an AMT position for 2011 due to higher levels of taxable income and it is not expected to be in an AMT position in 2012, therefore it is likely that the Corporation’s tax-equivalent adjustment will continue to grow slowly in 2012.

Net Interest Income
(DOLLARS IN THOUSANDS)

	Year ended
	2011	2010	2009
	$	$	$
Total interest income	31,233	32,754	33,803
Total interest expense	8,246	10,547	12,818
Net interest income	22,987	22,207	20,985
Tax equivalent adjustment	2,113	1,999	1,746
Net interest income
(fully taxable equivalent)	25,100	24,206	22,731

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates charged on interestearning assets and paid on interest bearing liabilities
•	The average balance of interestearning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve and other wholesale funding curves, all affect NII.

The Federal funds rate, which is the overnight rate that financial institutions charge other financial institutions to buy or sell overnight funds, declined from 5.25% in August 2007, to 0.25% by December 15, 2008, and has remained at this historically low level to the date of this filing. The Prime rate typically moves in tandem with the Federal funds rate and similarly has not moved from its historically low 3.25% since December 31, 2008.

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

loans or moved into Prime-based loans. Management has instituted floors on certain loan instruments and revised pricing standards to help slow the reduction of loan yield during this historically low-rate period.

Short-term interest rates have decreased significantly over the past three years as a result of the economic crisis. The U.S. Treasury curve has maintained some positive slope with overnight rates close to 0.25% and the 10-year U.S. Treasury close to 2.00%. The positive slope of the yield curve has fluctuated many times in the past two years with the overnight rates remaining the same, with the 10-year U.S. Treasury varying between as high as 4.01% in 2010 and 3.75% in 2011, and as low as 2.41% in 2010, and 1.72% in 2011. The 10-year U.S. Treasury finished 2011 at 1.89%, which provided for only 164 basis points of slope off the overnight rate of 0.25%. Generally, there was a little more positive slope in the yield curve during 2010 than in 2011. The average 10-year U.S. Treasury close was approximately 2.78% in 2011 versus 3.21% in 2010. The weakening in the slope of the yield curve has made it challenging for management to invest excess liquidity in investments with attractive yields. However, since deposits and borrowings generally price off short-term rates, the significant rate drops on the short end of the rate curve permitted management to continue to reduce the overall cost of funds during 2011. Over this period, management continued to reprice time deposits and borrowings to lower levels. Rates on interest bearing core deposit accounts were also reduced during 2011.

Management currently anticipates that the overnight interest rate and Prime rate will remain at these historically low levels throughout 2012 because of the current economic and credit situation. This will likely result in the U.S. Treasury curve retaining a positive slope for 2012, based on the economic data currently available. This will allow management to continue to price the vast majority of liabilities off lower short-term rates, while pricing loans and investing in longer securities, which are based off the 5-year and 10-year U.S. Treasury rates that are above short-term rates.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The following table provides an analysis of year-to-year changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME
Federal funds sold	(4)	(4)	(8)	4	1	5
Interest on deposits at other banks	24	12	36	5	3	8
Securities available for sale:
Taxable	293	(1,390)	(1,097)	(15)	(1,294)	(1,309)
Tax-exempt	687	132	819	780	(143)	637
Total securities	980	(1,258)	(278)	765	(1,437)	(672)
Loans	(737)	(420)	(1,157)	513	(649)	(136)
Regulatory stock	(1)	1	—	—	(1)	(1)
Total interest income	262	(1,669)	(1,407)	1,287	(2,083)	(796)

INTEREST EXPENSE
Deposits:
Demand deposits	40	(104)	(64)	68	(243)	(175)
Savings deposits	9	(16)	(7)	18	(74)	(56)
Time deposits	(548)	(1,369)	(1,917)	264	(1,786)	(1,522)
Total deposits	(499)	(1,489)	(1,988)	350	(2,103)	(1,753)

Borrowings:
Federal funds purchased	(1)	—	(1)	(10)	(6)	(16)
Other borrowings	(11)	(301)	(312)	(388)	(114)	(502)
Total borrowings	(12)	(301)	(313)	(398)	(120)	(518)
Total interest expense	(511)	(1,790)	(2,301)	(48)	(2,223)	(2,271)
NET INTEREST INCOME	773	121	894	1,335	140	1,475

In 2011, the Corporation’s NII on an FTE basis increased by $894,000 compared to 2010, a 3.7% increase. Total interest income on an FTE basis for 2011 decreased $1,407,000, or 4.0%, from 2010, while interest expense decreased $2,301,000, or 21.8%, from 2010 to 2011. The FTE interest income from the securities portfolio decreased by $278,000, or 2.4%, while loan interest income declined $1,157,000, or 5.0%. During 2011, loan demand was low and the Corporation used available liquidity generated by deposits and additional borrowings to invest in securities. Although the growth in the securities portfolio added $980,000 to net interest income, the lower yields on securities caused a $1,258,000 reduction, resulting in a net decrease of $278,000. Slow loan growth and a decline in overall loan balances throughout the year resulted in a decrease in interest income of $737,000. Decreases in loan yield reduced interest income by an additional $420,000, resulting in an overall decrease of $1,157,000.

Interest bearing liabilities declined throughout 2011. Lower balances, primarily in time deposits, resulted in savings of $499,000 on deposit costs in total. Lower interest rates on all deposit groups caused $1,489,000 of savings, resulting in net savings of $1,988,000. Out of all the Corporation’s deposit types, demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes. The Corporation reduced demand deposit interest expense by $104,000 due to lower rates. Time deposit balances decreased resulting in a $548,000 reduction to expense, and time deposits repricing to lower interest rates reduced interest expense by an additional $1,369,000, causing a net reduction of $1,917,000 in time deposit interest expense. Historically, the Corporation has seen increases in time deposits when the equity markets decline, as investors attempt to protect principal. This occurred in

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

2010; however, 2011 brought about lower time deposit balances. Even with the historically low rate environment, the Corporation was successful in increasing balances of other deposit types by providing competitive rates. As 2011 progressed and interest rates remained low, the Corporation was able to continue to reprice time deposits maturing at lower interest rates thereby reducing the cost of funds significantly. Management was also able to reduce interest rates throughout the year on the other interest bearing core deposit balances.

The average balance of outstanding borrowings remained relatively unchanged from December 31, 2010, to December 31, 2011. The very slight decline in total borrowings decreased interest expense by $12,000. The decline in interest rates decreased interest expense by $301,000 as long-term borrowings matured at high rates and were refinanced at much lower rates. The aggregate of these amounts was a decrease in interest expense of $313,000 related to total borrowings.

The following table shows a more detailed analysis of net interest income on an FTE basis shown with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities. Additionally, the analysis provides the net interest spread and the net yield on interest earning assets. The net interest spread is the difference between the yield on interestearning assets and the interest rate paid on interestbearing liabilities. The net interest spread has the deficiency of not giving credit for the non-interest bearing funds and capital used to fund a portion of the total interestearning assets. For this reason, Management emphasizes the net yield on interestearning assets, also referred to as the net interest margin (NIM). The NIM is calculated by dividing net interest income on an FTE basis into total average interestearning assets. The NIM is generally the benchmark used by analysts to measure how efficiently a bank generates NII. For example, a financial institution with a NIM of 3.50% would be able to use fewer assets and still achieve the same level of NII as a financial institution with a NIM of 3.25%.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
		2011			2010			2009
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and deposits at other banks	17,769	47	0.26	8,973	19	0.21	1,426	6	0.40
Securities available for sale:
Taxable	186,375	6,096	3.27	178,826	7,193	4.02	179,140	8,502	4.75
Tax-exempt	80,712	5,171	6.41	69,937	4,352	6.22	57,466	3,715	6.46
Total securities (d)	267,087	11,267	4.22	248,763	11,545	4.64	236,606	12,217	5.16
Loans (a)	415,216	22,022	5.30	429,034	23,179	5.40	419,689	23,315	5.56
Regulatory stock	4,295	10	0.23	4,875	10	0.21	4,916	11	0.21
Total interest earning assets	704,367	33,346	4.73	691,645	34,753	5.03	662,637	35,549	5.37
Non-interest earning assets (d)	51,346			55,206			50,451
Total assets	755,713			746,851			713,088

LIABILITIES & STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	119,538	377	0.32	108,863	441	0.41	96,975	616	0.64
Savings accounts	98,175	102	0.10	90,309	109	0.12	80,649	165	0.20
Time deposits	241,357	4,735	1.96	264,581	6,652	2.51	256,062	8,174	3.19
Borrowed funds	79,754	3,032	3.80	80,451	3,345	4.16	92,518	3,863	4.18
Total interest bearing liabilities	538,824	8,246	1.53	544,204	10,547	1.94	526,204	12,818	2.44

Non-interest bearing liabilities:
Demand deposits	135,695			123,838			112,706
Other	3,629			5,229			5,690
Total liabilities	678,148			673,271			644,600
Stockholders' equity	77,565			73,580			68,488
Total liabilities & stockholders' equity	755,713			746,851			713,088
Net interest income (FTE)		25,100			24,206			22,731
Net interest spread (b)			3.20			3.09			2.93
Effect of non-interest bearing funds			0.36			0.41			0.50
Net yield on interest earning assets (c)			3.56			3.50			3.43

(a) Includes balances of non-accrual loans and the recognition of any related interest income. Average balances also include net deferred loan fees of ($105,000) in 2011, ($227,000) in 2010, and ($306,000) in 2009. Such fees recognized through income and included in the interest amounts totaled $6,000 in 2011, $55,000 in 2010, and $59,000 in 2009.

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s interest expense decreased at a faster pace than interest income, resulting in a higher NIM of 3.56% for 2011, compared to 3.50% for 2010. The yield earned on assets dropped 30 basis points while the rate paid on liabilities dropped 41 basis points. Management anticipates NIM stabilization or slight improvement in 2012 as the rate curve remains in a positive slope, allowing further cost savings to occur on liabilities, while loans have essentially reached the bottom of the pricing cycle. Prime rate decreases that have a negative impact to loan yield should be over now that the target Federal funds rate is between 0.00% and 0.25%. While the amount of the Corporation’s Prime-based loans continues to increase, management is also flooring more Prime-based loans above 3.25% in an effort to slow the loss of loan yield. Management is also taking action to increase Prime-based loan rates when the customer’s credit standing has diminished. Management’s efforts to price Prime-based loans higher were mainly offset by more Prime-based loan demand. Customers are seeking more Prime-based loans because even with Prime floors instituted at 4.00%, these variable rate loans are viewed as more desirable than commercial fixed rate loans that range from just under 5.00% to over 7.00%, depending on the term and credit quality of the borrower. Some business and commercial borrowers are paying down these fixed rate loans, and refinancing with a Prime-based variable rate loan. The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Yields on the Corporation’s securities declined 42 basis points for the year 2011, compared to 2010. This compares to a 52 basis point decline in securities yield that occurred from 2009 to 2010. Beginning in 2009, most reinvestment of securities has occurred at lower interest rates, causing lower portfolio return. During 2010 and 2011, most of the cash flow received from the securities portfolio was reinvested at significantly lower yields. The portfolio yield did not decline to the extent that market rates had declined in 2009, due mainly to the length of the Corporation’s portfolio, some market changes, and certain portfolio strategies. In 2009, due to continued turmoil in the credit markets, there were opportunities to purchase instruments that carried larger-than-normal spreads. This was especially true with regard to corporate bonds. The resumption of purchasing tax-exempt municipal bonds that qualify as alternative minimum tax exempt also helped to keep the decline in security yield to a minimum. However, as the period of historically low rates grew longer, more and more of the Corporation’s securities matured and had to be invested at lower rates. With relatively low loan demand in 2009, 2010, and an actual reduction of loans in 2011, management had to direct all cash flows from securities back into securities. The low point in reinvestment at lower rates was in September 2011 when the 10-year U.S. Treasury was as low as 1.72%. The 10-year yield was 3.30% as of December 31, 2010, and had risen as high as 3.75% in February 2011, but steadily declined after that, finishing 2011 at 1.89%. The end of 2011, and the beginning of 2012, has brought lower longer-term U.S. Treasury rates and with them, fewer opportunities to reinvest at higher interest rates. Management anticipates that the U.S. Treasury rates will remain low in 2012 with normal cyclical fluctuations, but no material changes in the curve. Loan yield will likely retreat further as new loan volume and refinancing to Prime-based variable loans will likely continue, and security yield will also likely decline, with a less favorable slope to the yield curve with little slope between the short end and long end of the curve.

The rate paid on deposits and borrowings decreased for the year ended December 31, 2011, from the same period in 2010. Management follows a disciplined pricing strategy on core deposit products that are not rate sensitive, meaning that the balances do not fluctuate significantly when interest rates change. The pricing strategy helped to manage the cost of funds by reducing interest expense on demand deposits by 9 basis points, on savings deposits by 2 basis points, and on time deposits by 55 basis points in 2011. Management captured rate savings on time deposits as large portions of the time deposit portfolio repriced downward as interest rates declined. Typically, the Corporation sees increases in time deposits during periods when consumers are not confident in the stock market and economic conditions deteriorate. During these periods, there is a “flight to safety” to federally insured deposits. This trend occurred in 2009 and 2010, but time deposit balances declined throughout 2011. In previous years, the Corporation benefited from the fallout related to any local merger activity but that subsided in 2011 compared to 2010 and 2009. A newer trend affecting deposit growth is customers’ concern about the financial health of their financial institution, which supersedes their interest in obtaining the best market interest rates. This trend benefits the Corporation due to its stronger capital and better earnings performance than several local competitors.

The average rate on borrowed funds decreased by 36 basis points from 2010 to 2011, as several long-term borrowings matured and management was able to refinance into new long-term borrowings at significantly lower interest rates. Throughout most of 2011, the fixed borrowing rates were lower than the average rate paid on the Corporation’s existing borrowings. The Corporation will have opportunities to decrease borrowing costs further in 2012, as additional fixed rate borrowings mature or reprice and new advances are obtained at lower rates.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment that management determines is necessary to ensure that the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio. The Corporation added $1,575,000 to the allowance for 2011, compared to $1,800,000 for 2010. The Corporation gives special attention to the level of delinquent loans. The analysis of the loan loss allowance takes into consideration, among other things, the following factors:

•	levels and trends in delinquencies, non-accruals, and charge-offs,
•	trends within the loan portfolio,
•	changes in lending policies and procedures,
•	experience of lending personnel and management oversight,
•	national and local economic trends,
•	concentrations of credit,
•	external factors such as legal and regulatory requirements,
•	changes in the quality of loan review and Board oversight,
•	changes in the value of underlying collateral.

The provision for the year ended December 31, 2011, was lower than the provision for 2010 due to the following factors:

•	Lower levels of delinquent and non-performing loans
•	Lower balances of classified loans
•	Decreased charge-offs
•	Increased allowance as a percentage of total loans

While the provision was lower in 2011 than it was in 2010, it is still at an elevated level compared to years prior to 2008. The factors listed above continue to adversely affect the Corporation’s loan portfolio and, consequently, the provision. The first three factors are all related to the difficult economic conditions, which have prevailed in 2010 and 2011. The cumulative impact of prolonged recessionary conditions has had an impact on the Corporation’s borrowers, primarily commercial and business borrowers, making it necessary to increase the allowance as a percentage of loans to provide for higher anticipated losses. Because of the elevated provision, the allowance as a percentage of loans increased from 1.72% at December 31, 2010, to 2.06% by the end of 2011. Total charge-offs for 2011 amounted to $463,000, compared to $670,000 in 2010. Because of the lower charge-off levels and the improved performance of the loan portfolio, the provision expense was reduced in the fourth quarter of 2011 resulting in the decrease of $225,000 in the provision expense from 2010 to 2011. It is anticipated that the Corporation will make smaller provision allocations in 2012, as a result of the improved performance of the loan portfolio, including lower charge-offs, lower delinquencies and non-performing loans, and a reduction in classified loan balances.

Management also continues to provide for estimated losses on pools of similar loans based on historical loss experience. Management utilizes qualitative factors every quarter designed to adjust historical loss experience to take into consideration the current trends in loan volume, delinquencies, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight. Additionally, national and local economic trends and conditions are considered to help determine the impact on the amount of loan loss allowance the Corporation should be carrying on the various types of loans. In 2011, the Corporation adjusted several qualitative factors, primarily those related to agricultural lending. Most of these qualitative factors were adjusted higher to account for the increased activity in the agriculture lending area and the increased risk associated with this higher volume. The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually updated to more accurately project estimated credit losses.

Management continues to evaluate the allowance for loan losses in relation to the growth or decline of the loan portfolio and its associated credit risk, and believes the provision and the allowance for loan losses are adequate to provide for future loan losses. For further discussion of the calculation, see the “Allowance for Loan Losses” section.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Other Income

Other income for 2011 was $7,082,000, an increase of $122,000, or 1.8%, compared to the $6,960,000 earned in 2010. The following table details the categories that comprise other income.

OTHER INCOME
(DOLLARS IN THOUSANDS)

	2011 vs. 2010				2010 vs. 2009
	2011	2010	Increase (Decrease)		2010	2009	Increase (Decrease)
	$	$	$	%	$	$	$	%
Trust and investment services	1,125	1,122	3	0.3	1,122	1,075	47	4.4
Service charges on deposit accounts	1,305	1,584	(279)	(17.6)	1,584	2,047	(463)	(22.6)
Other fees	471	489	(18)	(3.7)	489	559	(70)	(12.5)
Commissions	1,844	1,592	252	15.8	1,592	1,409	183	13.0
Net realized gains on sales of securities available for sale	1,500	972	528	54.3	972	175	797	455.4
Gains on sale of loans	187	305	(118)	(38.7)	305	229	76	33.2
Losses on sale of loans	(263)	—	(263)	—	—	—	—	—
Earnings on bank-owned life insurance	574	555	19	3.4	555	646	(91)	(14.1)
Other miscellaneous income	339	341	(2)	(0.6)	341	300	41	13.7
Total other income	7,082	6,960	122	1.8	6,960	6,440	520	8.1

There was a significant variance in gains or losses on security transactions for the year ended December 31, 2011, compared to the same period in 2010. For the year ended December 31, 2011, $1,500,000 of gains on securities transactions were recorded compared to $972,000 for 2010. Gains or losses on securities transactions fluctuate based on market conditions including:

•	opportunities to reposition the securities portfolio to improve long-term earnings,
•	appreciation or deterioration of a securities value due to changes in interest rates, credit risk, or market dynamics such as spread and liquidity, or
•	management’s asset liability goals to improve liquidity or reduce interest rate or fair value risk.

The gains or losses recorded depend entirely on management’s active trades based on the above. Losses can be in the form of active sales of securities, or impairment of securities, which involves writing the security down to a lower value based on anticipated credit losses. During 2010, management was able to take advantage of favorable market conditions and sell a number of securities for net gains of $1,365,000, offsetting $393,000 of impairment charges for the year and resulting in net securities gains of $972,000. In 2011, net security gains amounted to $1,824,000, offsetting $324,000 of impairment charges for the year resulting in net securities gains of $1,500,000.

Trust and investment services income increased 0.3% from 2010 to 2011, after increasing 4.4% from 2009 to 2010. In 2011, trust and investment services revenue accounted for 3.7% of the Corporation’s gross revenue stream, including gains and losses on securities and mortgages, compared to 3.8% in 2010, and 3.9% in 2009. Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In 2011, the traditional trust business accounted for $805,000, or 71.6%, of total trust and investment services income, with the alternative investment services totaling $320,000, or 28.4%. In 2011, traditional trust services income decreased $15,000, or 1.8%, from 2010 levels, while alternative investment services income increased $18,000, or 6.0%, over 2010 levels. The amount of customer investment activity drives the investment services income. In 2009, the economic slowdown throughout the year had diminished customer interest in investing in the equity market, but activity picked up marginally in 2010 and 2011 as some confidence in the market was restored. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, and small business planning in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts for the year ended December 31, 2011, decreased by $279,000, or 17.6%, compared to 2010. Overdraft service charges for 2011, which comprise approximately 87% of the total deposit service charges, decreased to $1,130,000, from $1,408,000 in 2010, a 19.7% decrease. This notable decrease was a result of regulatory changes implemented in mid-2010 which prevented all financial institutions from charging overdraft fees

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

on one-time debit card transactions or point of sale transactions unless a customer chooses to allow these types of overdrafts to occur. Management expects overdraft income to remain relatively stable throughout 2012 because the regulatory changes have been in full effect for over a year and customer activity has settled into these new regulatory practices.

Other fees decreased for the year ended December 31, 2011, by $18,000, or 3.7%, compared to the previous year. Loan-related fees decreased $21,000, while the remaining fee income categories increased $3,000. Thirty-year mortgage origination fees declined $24,000, or 38.9%, as mortgage activity declined due to the extended low-rate environment. Combined mortgage rate amendments, modifications, and document preparation fees increased by $8,000, or 8.7%, from 2010 to 2011, as the number of rate amendments and modifications increased from 2010. The Corporation assesses fees to business customers when they amend the original terms of their mortgage agreement, to change the length of the loan, the rate, or both. These amendments allow customers to obtain favorable terms without rewriting the loan. These loan amendments do not involve delinquent loans. Wire transfer fees increased $8,000, or 20.5%, while ATM surcharge fees decreased by $13,000, or 14.5%, from 2010 to 2011.

The largest component of commission income is from the Corporation’s Debit MasterCard®. The amount of customer usage of the card at point of sale transactions determines the level of commission income received. The debit card income of $1,609,000 in 2011 represents an increase of $243,000, or 17.8%, over 2010. Customers have become more comfortable with the use of debit cards, and they are now widely accepted by merchants, thereby increasing the number of transactions processed. This type of commission income is also referred to as interchange fee income. The Debit MasterCard income has consistently increased by double-digit percentages over the past five years; however, presently there is interchange fee legislation that would limit the amount of income financial institutions would receive from these debit card transactions. Management is unable to predict the outcome of the projected legislation, but it is likely that a reduction could begin to occur on this revenue in 2012. Another large component of commission income is from MasterCard and Visa® commissions, which provided income of $184,000 for 2011, an increase of $22,000, or 13.6%, over 2010. MasterCard and Visa commissions are the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers.

Gains on the sale of loans in 2011 decreased $118,000, or 38.7%, from 2010. Although economic conditions have slowed the sale of homes and new construction, the amount of refinancing activity increased significantly in 2010 because of the historically low interest rate environment and the desire of borrowers to reduce their total debt service cost. This environment increased the amount of mortgages originated for sale to the secondary market and this activity drives the gains on the sale of loans. During 2011, this refinancing activity slowed down as mortgage rates have now been lower for an extended period of time.

Losses on the sale of loans amounted to $263,000 for 2011 with no corresponding loss in the prior year. This loss was due to the sale of the Corporation’s student loan portfolio in the second quarter of 2011. The student loan portfolio was sold because the outstanding loan balances of approximately $8 million had ceased to provide a positive yield to the Corporation after all expenses.

The earnings on BOLI increased $19,000, or 3.4%, for 2011, compared to 2010. Management did not make any BOLI purchases in 2011; therefore, the increase in BOLI income generally resulted from increases in the cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses. Benefits paid upon death that exceed the policy’s cash surrender value are recorded as miscellaneous income. No BOLI death benefits were received in 2011 or 2010.

The miscellaneous income category decreased $2,000, or 0.6%, for 2011, in comparison to 2010. Income related to adjusting the provision for off-balance sheet credit losses increased $8,000 from 2010 to 2011, and income from sales tax refunds decreased by $20,000 for the same period. Gains from the sale of furniture and equipment were $10,000 in 2011 with no corresponding income in 2010.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the last three years along with the percentage increase or decrease for 2011 and 2010 compared to the previous year.

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)
	2011 vs. 2010				2010 vs. 2009
	2011	2010	Increase (Decrease)		2010	2009	Increase (Decrease)
	$	$	$	%	$	$		%

Salaries and employee benefits	11,501	10,834	667	6.2	10,834	10,867	(33)	(0.3)
Occupancy expenses	1,648	1,657	(9)	(0.5)	1,657	1,440	217	15.1
Equipment expenses	798	819	(21)	(2.6)	819	820	(1)	(0.1)
Advertising & marketing expenses	362	445	(83)	(18.7)	445	387	58	15.0
Computer software & data processing expenses	1,571	1,578	(7)	(0.4)	1,578	1,531	47	3.1
Shares tax	770	798	(28)	(3.5)	798	743	55	7.4
Professional services	1,297	1,465	(168)	(11.5)	1,465	1,595	(130)	(8.2)
Federal deposit insurance	500	689	(189)	(27.4)	689	1,022	(333)	(32.6)
Other operating expenses	1,713	1,772	(59)	(3.3)	1,772	1,664	108	6.5
Total operating expenses	20,160	20,057	103	0.5	20,057	20,069	(12)	(0.1)

Salaries and employee benefits are the largest category of other expenses. In general, they comprise approximately 54-57% of the Corporation’s total operating expenses. For the year 2011, salaries and benefits increased $667,000, or 6.2%. Salaries increased by $469,000, or 5.8% for the year, while employee benefits increased by $198,000, or 7.1%. Insurance costs increased $183,000, or 14.0%, from 2010 to 2011, due primarily to an increase in health insurance expense of $215,000, or 19.5%. Other insurance costs decreased $33,000, or 16.0%. Pension and 401(K) expenses were $477,000 in 2011, compared to $539,000 in 2010, an 11.5% decrease.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Occupancy expenses have decreased by $9,000, or 0.5%, for 2011, compared to 2010. Building repair and maintenance costs declined by $36,000, or 27.0%, from 2010 to 2011. These costs were elevated in 2010 due to several unexpected repairs such as repairs to the heating and cooling system for the Corporation’s Technology Center. Partially offsetting this decrease, landscaping costs and snow removal costs both increased for 2011 compared to 2010 by $18,000, or 35.0%, and $4,000, or 14.4%, respectively.

Equipment expenses decreased by $21,000, or 2.6%, for 2011, compared to 2010. The largest component of equipment expenses is depreciation on furniture and fixtures, which decreased slightly from $512,000 in 2010 to $506,000 in 2011. The second largest component is equipment service contracts, which also decreased minimally from $199,000 in 2010 to $196,000 in 2011. Equipment repair and maintenance costs also decreased by $11,000 in 2011 compared to 2010. Partially offsetting these decreases, equipment rental costs increased by $7,000 for 2011 compared to 2010.

Advertising and marketing expenses for the year decreased $83,000, or 18.7%, from2010 levels. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses totaled $250,000 in 2011, which was a $109,000, or 30.4% decrease, from 2010. The largest decrease in this category came in point of sale materials, which decreased $92,000, or 81.0%. Television advertising costs decreased by $26,000, or 31.7%, and radio advertising decreased by $8,000, or 9.8%, for 2011 compared to 2010. These decreases were partially offset by a $25,000 increase in research and business development expenses. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies. Public relations, the smaller category of advertising and marketing expenses, totaled $111,000 for 2011, compared to $86,000 for 2010, a $25,000, or 29.1% increase. Fairs and expos, promotional items, and sponsorships

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

make up this category. An increase in sponsorships of $21,000, or 51.5%, for 2011 over 2010, was the primary reason for the increase in public relations expenditures.

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements. The STAR network fees are the fees paid to process all ATM and debit card transactions. STAR network fees were $704,000 in 2011, and $809,000 in 2010, a $105,000, or 13.0% decrease. The reason for the reduction in STAR network fees is a reduction in the actual cost component charged to the Corporation for conducting these transactions. Software-related expenses increased from $768,000 in 2010, to $867,000 in 2011, a 12.9% increase. There were several significant software purchases in 2011 to support strategic initiatives and management anticipates further software purchases in 2012.

Bank shares tax expense was $770,000 for 2011, a decrease of $28,000, or 3.5%, from 2010. Two main factors determine the amount of Bank Shares Tax: the average value of shareholders’ equity and the average value of tax-exempt U.S. obligations. The tax is calculated on a rolling six-year average of taxable shares, which is the average shareholders’ equity of the Bank less the average amount of exempt U.S. obligations held. As a result, this tax generally increases as the Bank’s stockholders’ equity increases, and as the level of U.S. obligations as a percentage of assets stays relatively unchanged. Because the tax is calculated based on a rolling six-year average, the impact of a large change in shareholders’ equity for one year is significantly diminished. During 2011, the Bank was able to take advantage of additional tax credits which served to reduce the Bank shares tax expense for the year. Management would expect a small increase in this expense in 2012.

Professional services expenses decreased $168,000, or 11.5%, from 2010 levels. Professional services include accounting and auditing fees, legal fees, loan review fees, and other third-party services. Accounting and auditing fees decreased $20,000, or 6.8%, from 2010 to 2011 because of fewer costs related to Sarbanes-Oxley compliance. Student loan servicing expense decreased $168,000, or 46.8%, due to the sale of the portfolio in the second quarter of 2011. Partially offsetting these decreases, trust processing fees increased by $20,000, or 30.6%, for 2011 compared to 2010.

The expenses associated with the Federal Deposit Insurance Corporation (FDIC) insurance decreased by $189,000, or 27.4%, for the year ended December 31, 2011, from 2010. The FDIC expenses for 2011 were reduced primarily as a result of a change in assessment base. Prior to 2011, assessments were calculated based on the total deposits of a financial institution. Beginning in the second quarter of 2011, the assessment base was changed from deposits to total assets less tangible equity. This change resulted in significant savings for the Corporation. For more information, refer to the section titled “FDIC Insurance Premium Increase” found on page 12 of this Form 10-K filing.

Other operating expenses include the remainder of the Corporation’s operating expenses. Some of the larger items included in this category are:

•	Postage
•	Regulatory and tax assessments
•	Director fees and expenses
•	Travel expenses
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses

Other operating expenses decreased $59,000, or 3.3%, from 2010 to 2011. OREO expenses decreased by $120,000, or 53.2%, as losses of $177,000 were incurred on two OREO properties that were written down during 2010, and a loss of $60,000 was incurred on one OREO property in 2011. Delinquent loan expenses decreased by $30,000 from 2010 to 2011, as the Corporation had several larger expenses associated with maintaining insurance on properties in 2010 that were not experienced in 2011. The expense related to increasing the provision for off-balance sheet credit losses declined by $36,000, or 46.2%, for 2011 compared to 2010. Partially offsetting these decreases, director fees and expenses were higher by $92,000, or 39.4%, in 2011 compared to 2010, and miscellaneous loan expenses were higher by $25,000, or 34.0%. Various other expense categories had small increases and decreases making up the remainder of the annual variance.

Management uses the efficiency ratio as one metric to evaluate operating expenses. The efficiency ratio measures the efficiency of the Corporation in producing one dollar of revenue. For example, an efficiency ratio of 60% means it costs sixty cents to generate one dollar of revenue. A lower ratio represents better operational efficiency. The formula for calculating the efficiency ratio is total operating expenses, excluding foreclosed property and OREO expenses, divided by net interest income on an FTE basis, prior to the provision for loan losses, plus other income, excluding

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

gain or loss on the sale of securities. For 2011, the Corporation’s efficiency ratio was 65.4%, an improvement from the 65.7% ratio for 2010. Management has a long-term goal of reducing the efficiency ratio to less than 65%.

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

For the year ended December 31, 2011, the Corporation recorded a tax provision of $1,186,000, compared to $965,000 for 2010. The effective tax rate for the Corporation was 14.2% for 2011, compared to 13.2% for 2010.

Due to lower earnings and a large percentage of tax-free income compared to total income, the Corporation became subject to the alternative minimum tax (AMT) in 2006 and remained in an AMT position through 2009. The AMT affects the amount of Federal income tax due and paid, but it does not affect the book tax provision. Being in an AMT position does potentially affect future book tax expense as management alters strategies designed to bring the Corporation out of an AMT position, such as reducing tax-free income. AMT tax paid can be utilized in the future as credits against regular income tax, when the regular corporate tax calculation exceeds the AMT calculation. The Corporation was not in an AMT position in 2011 or 2010, but was unable to utilize any of the AMT credits carried forward in 2010, due to the level of tax preference items and the utilization of other available tax credits. Management does anticipate utilizing a small amount of the AMT credits carried forward in 2011, when the 2011 Corporate tax return is filed. The AMT credits have an unlimited carry forward. Management anticipates that the Corporation will be able to utilize AMT credits in 2012 and future years dependent upon higher earnings levels.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of the cash on hand in the Corporation’s vaults, operational transaction accounts with the Federal Reserve Bank (FRB), and deposits in other banks. The FRB requires a specified amount of cash available either in vault cash or in an FRB account. Known as cash reserves, these funds provide for the daily clearing house activity of the Corporation and fluctuate based on the volume of each day’s transactions. As of December 31, 2011, the Corporation had $31.9 million in cash and cash equivalents, compared to $29.2 million as of December 31, 2010. In 2010, management began carrying larger cash balances as part of an asset liability strategy to provide an immediate hedge against interest rate risk and liquidity risk. Deposit growth outpaced loan growth in 2010 and 2011, which provided more liquidity and allowed management to carry higher cash levels. Management chose to maintain these higher cash levels rather than to invest these funds into securities while interest rates were at historic lows. This caused the level of cash and cash equivalents to be higher in 2011 than it was in 2010 and to generally grow throughout the year. As a result of the actions of the Board of Governors on December 16, 2008, financial institutions were able to receive a rate of 0.25%, equivalent to the Federal funds rate, on reserves held at the FRB. Because this rate now matched the Federal funds rate that could be obtained at other correspondent banks, management began to keep larger balances at the FRB and less Federal funds. Additionally, management made the decision to invest some excess cash in a money market account with TriState Capital in the fourth quarter of 2011. This money market account initially yielded a return of 0.80% and was reduced to 0.70%, which was the rate at December 31, 2011. This decision had the effect of altering the mix of cash and cash equivalents to more interest bearing deposits in banks and less Federal funds sold. The cash and cash equivalents represent only one element of liquidity. For further discussion on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk.

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

Some conclusions drawn from the following table are as follows:

•	Balance sheet growth was significantly slower in 2011 compared to 2010.
•	Larger balances of short-term investments consisting of cash and cash equivalents were maintained.
•	Loan growth declined, causing more security investments.
•	Deposit growth continued in 2011, but under 2010 growth levels with slightly less of a “flight-to-safety” impact.
•	Interest bearing demand deposits and savings deposits both grew steadily in 2011 compared to a decline in time deposits.
•	Non-interest bearing deposits, the most beneficial deposits, grew at a rate of nearly 10% in 2011.
•	Borrowings decreased slightly in 2011.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

SOURCES AND USES OF FUNDS (DOLLARS IN THOUSANDS)

	2011 vs. 2010				2010 vs. 2009
	2011	2010	Increase (Decrease)		2010	2009	Increase (Decrease)
Average Balances	$	$	$	%	$	$	$	%
Short-term investments	17,769	8,973	8,796	98.0	8,973	1,426	7,547	529.2
Securities available for sale	267,087	248,763	18,324	7.4	248,763	236,606	12,157	5.1
Regulatory stock	4,295	4,875	(580)	(11.9)	4,875	4,916	(41)	(0.8)
Loans	415,216	429,034	(13,818)	(3.2)	429,034	419,689	9,345	2.2
Total Uses	704,367	691,645	12,722	1.8	691,645	662,637	29,008	4.4

Interest bearing demand	119,538	108,863	10,675	9.8	108,863	96,975	11,888	12.3
Savings accounts	98,175	90,309	7,866	8.7	90,309	80,649	9,660	12.0
Time deposits	241,357	264,581	(23,224)	(8.8)	264,581	256,062	8,519	3.3
Borrowings	79,754	80,451	(697)	(0.9)	80,451	92,518	(12,067)	(13.0)
Non-interest bearing demand	135,695	123,838	11,857	9.6	123,838	112,706	11,132	9.9
Total Sources	674,519	668,042	6,477	1.0	668,042	638,910	29,132	4.6

Securities Available For Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of December 31, 2011, the Corporation had $284.0 million of securities available for sale, which accounted for 36.8% of assets, compared to 34.7% as of December 31, 2010. This indicates that the securities portfolio on an ending-balance basis grew at a faster pace than total assets. Based on ending balances, the securities portfolio increased 9.6% from December 31, 2010, to December 31, 2011.

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

SECURITIES PORTFOLIO (DOLLARS IN THOUSANDS)
	December 31,
	2011		2010		2009
	$	%	$	%	$	%

U.S. government agencies	46,614	16.4	47,886	18.5	47,571	20.2
U.S. agency mortgage-backed securities	55,129	19.4	38,838	15.0	42,390	17.9
U.S. agency collateralized mortgage obligations	56,049	19.8	65,393	25.2	53,982	22.8
Private collateralized mortgage obligations	7,225	2.5	11,812	4.6	12,748	5.4
Corporate bonds	25,298	8.9	11,909	4.6	13,369	5.7
Obligations of states and political subdivisions	89,745	31.6	79,401	30.6	63,369	26.8
Marketable equity securities	3,951	1.4	3,899	1.5	2,906	1.2
Total securities available for sale	284,011	100.0	259,138	100.0	236,335	100.0

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds which account for 98.6% of all securities. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. Refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion of risk strategies. To provide maximum flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of the portfolio on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on the bonds that are currently valued below book value. Impairment was recorded in 2009, 2010, and 2011, on several of the Corporation’s private collateralized mortgage obligations (PCMOs) when it was determined that projected credit losses would occur.

Equity securities generally pose a greater risk to loss of principal since there is no specified maturity date on which the holder will recover the entire principal balance; however, only 1.4% of the Corporation’s securities are invested in equity securities. The equity securities are in the form of two CRA funds of which both are rated AAA. The equity securities have a book value of $4,000,000 with a fair market value of $3,951,000 as of December 31, 2011. One fund is an SBA CRA fund with a stable dollar price. The other is a CRA mutual fund where dollars are invested in CRA-qualifying mortgage pools. The CRA mutual fund has a book value of $1 million with a fair market value of $951,000 as of December 31, 2011. The equity percentage remained the same, but the CRA mutual fund decreased $1 million and the SBA CRA fund increased $1 million from December 31, 2010. The current guideline used by management for the amount to be invested in CRA-approved investments is approximately 0.5% of assets.

For both the bonds and equity securities the Corporation owns, recovery of the principal investment is dependent on the fair value of the security at the time of sale.

As of December 31, 2011, the Corporation held five PCMO securities with a book value of $8.3 million, a reduction of $4.6 million, or 35.7%, from the balance as of December 31, 2010. One of these securities, with a book value of $1.1 million, carried an AAA credit rating by at least one of the major credit rating services. The four remaining PCMOs, with a book value of $7.2 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moodys. Management currently has no plans to sell these securities as management believes the current market values are not true indications of the value of the bonds based on cash flow analysis performed under severe stress testing. Management’s December 31, 2011 cash flow analysis on all of the Corporation’s PCMOs did indicate a need to take $24,000 of additional impairment on one of the four impaired PCMOs. This brought the total impairment taken during 2011 to $324,000.

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

Throughout the year, the Corporation was able to utilize the positively sloped treasury curve to add higher yielding tax-exempt securities to the portfolio which helped offset reductions in taxable security yields. Overall, the tax equivalent yield on all of the Corporation’s securities declined from 4.64% for 2010, to 4.22% for 2011. Growth in the securities portfolio occurred in part to offset the lack of loan growth being experienced by the Corporation. The majority of growth occurred in U.S. agency mortgage-backed securities (MBS), obligations of states and political subdivisions, and corporate bonds. The MBS growth occurred due to the structure and attributes of the investment matching specific objectives of management’s securities strategy of providing:

•	a stable and reliable cash flow for liquidity
•	solid investments that generally carry AAA credit ratings
•	strong income compared to other debt securities

Investments in a substantial amount of MBS assist management in maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS, CMO, and PCMO securities pay monthly principal and interest. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. While cash flows coming off of MBS, CMOs, and PCMOs do slow down and speed up as interest rates increase or decrease,

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

the overall effect on the portfolio is minimal. The significance of these monthly cash flows relative to other security calls or maturities does act to soften or smooth out the Corporation’s total monthly cash flow from securities.

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. Since the financial crisis began in 2008, the municipal bond ratings have been adversely affected by downgrades on nearly all of the insurance companies backing municipal bond issues. Prior to the sharp decline in the health of the insurance companies, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection. Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A. As of December 31, 2011, only 4.3% of the Corporation’s municipal bonds carried an AAA rating.

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum S&P credit rating of A-or a minimum Moody credit rating of A3 at the time of purchase. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. As of December 31,2011, six municipal bonds, with a book value of $2.4 million, carried credit ratings under the Corporation’s initial purchase policy requirements. Two of these municipal bonds with a book value of $965,000 still carried investment grade ratings with the other four being non-rated or having withdrawn ratings. All six of these municipal bonds are paying as scheduled and management believes the bonds will continue to pay as contractually obligated until maturity. Five out of six of these bonds were carrying unrealized gain positions as of December 31, 2011, with all four non-rated bonds carrying an unrealized gain position. Despite the favorable valuation of these non-rated securities, management did obtain an independent credit analysis for these bonds in December 2011 to support the position to hold these securities.

As of December 31, 2011, the Corporation held corporate bonds with a total book value of $25.6 million and fair market value of $25.3 million. Management increased its holdings in corporate securities to approximately 9.2%of the portfolio compared to approximately 4.5% at December 31, 2010. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place minimal credit ratings that must be met in order for management to purchase a corporate bond.

As of December 31, 2011, fourteen of the twenty-six corporate securities held by the Corporation were showing unrealized holding losses totaling $511,000. The remaining twelve securities were showing unrealized holding gains of $230,000, for a net loss of $281,000 overall. All of the corporate bonds had at least an A credit rating by one of the major credit rating services. Currently, there are no indications that any of these bonds would discontinue contractual payments.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment. In terms of credit risk and impairment, management views the Corporation’s two CRA fund investments differently because they have no maturity date. Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date. As of December 31, 2011, one of the Corporation’s two CRA funds, with a book value of $1 million, was showing unrealized losses of $49,000, a 4.9% price decline. The prices on this fund tend to lag behind decreases in U.S. Treasury rates. Management believes that the price declines are primarily rate driven, and temporary as opposed to other than temporary. Corporate bonds and private collateralized mortgage obligations have the most potential credit risk out of the Corporation’s debt instruments. Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds and all private label securities. For further information on impairment see Note B. For further details regarding credit risk see Note P.

The following table shows the weighted-average life and yield on the Corporation’s securities by maturity intervals as of December 31, 2011, based on amortized cost. All of the Corporation’s securities are classified as available for sale and are reported at fair value; however, for purposes of this schedule they are shown at amortized cost.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

SECURITIES PORTFOLIO MATURITY ANALYSIS (DOLLARS IN THOUSANDS)
	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield
U.S. government agencies	1,737	3.85	13,513	2.76	29,419	3.01	—	—	44,669	2.97
U.S. agency mortgage-backed securities	15,514	2.29	26,977	2.45	8,591	2.72	3,182	2.83	54,264	2.47
U.S. agency collateralized mortgage obligations	23,091	0.95	31,384	1.93	1,409	2.75	24	2.69	55,908	1.55
Private collaterized mortgage obligations	—	—	—	—	3,786	6.67	4,465	7.02	8,251	6.86
Corporate bonds	2,007	5.25	22,437	3.21	1,135	2.41	—	—	25,579	3.33
Obligations of states and political subdivisions	244	6.83	2,641	6.50	17,478	5.79	64,582	6.29	84,945	6.19
Marketable equity securities	—	—	—	—	—	—	4,000	3.59	4,000	3.59

Total securities available for sale	42,593	1.79	96,952	2.61	61,818	3.96	76,253	6.05	277,616	3.73

Securities are assigned to categories based on stated contractual maturity except for MBS, CMOs, and PCMOs, which are based on anticipated payment periods.

The yield on the securities portfolio, including equity securities, was 3.73% as of December 31, 2011, compared to 4.45% as of December 31,2010. As of December 31, 2011, the effective duration of the Corporation’s fixed income security portfolio was 2.5 for the base case or rates unchanged scenario. This compares to an effective duration of 3.0 as of December 31, 2010. Effective duration is the estimated duration or length of a security or portfolio, which is implied by the price volatility. Effective duration is calculated by converting price volatility to a standard measurement representing length. While it is a standard measurement representing length, it is not expressed in years. It is a measurement of price sensitivity, with lower durations representing better positions. An effective duration of 3.0 would approximate the duration of a three-year U.S. Treasury, a security that has no option risk or call provisions. Management receives effective duration and price volatility information quarterly on an individual security basis. Management’s target base case, or rates unchanged effective duration, is 2.5, which is the current duration of the portfolio. With the unlikelihood of interest rates increasing in 2012, management’s strategy is to maintain the securities portfolio’s effective duration close to 2.5 throughout the year to assist in retaining the Corporation’s limited rates-up exposure.

Effective duration is only one measurement of the length of the securities portfolio. Management receives and monitors a number of other measurements. In general, a shorter portfolio will adjust more quickly in a rising interest rate environment, whereas a longer portfolio will tend to generate more return over the long-term and will outperform a shorter portfolio when interest rates decline. Because the Corporation’s securities portfolio is longer than the average peer bank, it will generally outperform the average peer bank given static rates or a decline in interest rates, and will generally underperform given higher interest rates. Additionally, with fixed rate instruments, the longer the term of the security, generally the more fair value risk there is when interest rates rise. The converse is true when interest rates decline. Management utilizes other elements of the Corporation’s balance sheet to reduce exposure to higher interest rates including additional Prime-based loans and extending liabilities through time deposits and borrowings. See Item 7A Quantitative and Qualitative Disclosures about Mark Risk for further discussion on the Corporation’s management of asset liability risks including interest rate risk and fair value risk.

Throughout 2011 and as of December 31, 2011, all of the Corporation’s securities were held at the bank level. With the formation of the holding company on July 1, 2008, the Corporation is able to hold securities at the parent or holding company level. Tax strategies, market conditions, and other strategic decisions have factored into management’s decision not to transfer securities to the holding company, or purchase equity securities at the holding company level. Management and the Board will continue to evaluate changing market conditions and any opportunities in terms of transferring or purchasing securities at the holding company level.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Loans

Net loans outstanding decreased $3.9 million, or 1.0%, from $408.1 million at December 31, 2010, to $404.2 million at December 31, 2011. The following table shows the composition of the loan portfolio as of December 31 for each of the past five years.

LOANS BY MAJOR CATEGORY (DOLLARS IN THOUSANDS)
	December 31,
	2011		2010		2009		2008		2007
	$	%	$	%	$	%	$	%	$	%
Commercial real estate
Commercial mortgages	95,347	23.1	96,256	23.2	98,831	23.1	102,292	24.8	98,147	25.5
Agriculture mortgages	73,287	17.7	60,513	14.6	53,277	12.4	50,650	12.3	33,150	8.6
Construction	18,957	4.6	14,781	3.6	23,382	5.5	13,540	3.3	16,960	4.4
Total commercial real estate	187,591	45.4	171,550	41.4	175,490	41.0	166,482	40.4	148,257	38.5

Consumer real estate (a)
1-4 family residential mortgages	133,959	32.5	137,361	33.1	131,509	30.7	128,699	31.2	119,626	31.0
Home equity loans	14,687	3.6	17,719	4.3	21,733	5.1	27,880	6.8	27,191	7.1
Home equity lines of credit	15,004	3.6	12,490	3.0	10,383	2.4	6,497	1.6	4,179	1.1
Total consumer real estate	163,650	39.7	167,570	40.4	163,625	38.2	163,076	39.6	150,996	39.2

Commercial and industrial
Commercial and industrial	25,913	6.3	28,434	6.8	30,760	7.2	30,342	7.3	36,645	9.5
Tax-free loans	19,072	4.6	23,028	5.5	32,989	7.7	32,092	7.8	29,315	7.6
Agriculture loans	12,884	3.1	11,756	2.8	12,777	3.0	9,331	2.3	9,212	2.4
Total commercial and industrial	57,869	14.0	63,218	15.1	76,526	17.9	71,765	17.4	75,172	19.5

Consumer	3,590	0.9	13,045	3.1	12,506	2.9	10,887	2.6	10,896	2.8

Total loans	412,700	100.0	415,383	100.0	428,147	100.0	412,210	100.0	385,321	100.0
Less:
Deferred loan fees, net	62		149		295		256		322
Allowance for loan losses	8,480		7,132		5,912		4,203		3,682
Total net loans	404,158		408,102		421,940		407,751		381,317

(a) Residential real estate loans do not include mortgage loans sold to Fannie Mae and serviced by ENB. These loans totaled $8,904,000 as of December 31, 2011, $10,101,000 as of December 31, 2010, $11,754,000 as of December 31, 2009, $11,058,000 as of December 31, 2008, and $9,975,000 as of December 31, 2007.

The composition of the loan portfolio has undergone minor changes in recent years. The total of all categories of real estate loans comprises over 85% of total net loans. Commercial real estate is the largest category of the loan portfolio, consisting of approximately 46% of net loans.

Commercial real estate loans increased to $187.6 million at December 31, 2011, from $171.6 million at December 31, 2010, a 9.3% increase. As of December 31, 2011, commercial real estate loans accounted for 74.5% of total commercial loans, not including construction loans. This compared to 71.3% as of December 31, 2010. Most of the growth occurred in the agriculture mortgage area with those loans increasing to $73.3 million at December 31, 2011, from $60.5 million at December 31, 2010, a 21.2% increase. In 2011, agriculture mortgage loans represented a more significant portion of the commercial real estate category. As of December 31, 2011, these loans made up 39.1% of total commercial real estate loans compared to 35.3% as of December 31, 2010. The agriculture business was adversely affected by declining economic conditions that persisted throughout 2009 and growth in this portfolio was minimal. However, in 2010, economic conditions improved enough to encourage many farmers to proceed with projects and seek additional funding from the Corporation. As conditions continued to improve in 2011, and as the Corporation had a more focused agriculture initiative, agricultural mortgage loans continued to grow. The trend over the past five years has been for agricultural mortgages to grow as a percentage of commercial mortgages and as a percentage of the total loan portfolio.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

These loans along with agricultural loans not secured by real estate have consistently accounted for over 10% of the entire loan portfolio. Management has always had an agricultural focus, which is due largely to the market area and type of customers the Corporation serves. Management expects a favorable trend in agricultural loans to continue in 2012.

Commercial construction loans represent a fairly small element of the Corporation’s total loan portfolio, accounting for 4.6% of total loans as of December 31, 2011, and 3.6% of total loans as of December 31, 2010. The increase from 2010 to 2011 was due to an increase in construction projects in 2011 that moved ahead after being held up in prior years. As these projects were completed in 2011, some of the loans were converted from construction loans to permanent commercial mortgages. Construction activity had picked up from 2010 but was still fairly slow in 2011 and management expects a similar level of activity in 2012.

Commercial loans not secured by real estate account for 14.0% of total loans as of December 31, 2011, compared to 15.3% as of December 31, 2010. The balance of total commercial and industrial loans declined from $63.2 million at December 31, 2010, to $57.9 million at December 31, 2011, an 8.4% decrease. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans. Management anticipates that commercial loans not secured by real estate will experience slow to moderate growth in 2012. The current weaker economic conditions that have diminished the business outlook for many of the Corporation’s commercial customers have resulted in less demand for this type of loan. The Corporation provides credit to many small and medium-sized businesses. Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees. Businesses are also using more of their available credit from both unsecured and real estate secured lines of credit as economic conditions impacted their sales and cash flows.

As a result of the subprime and real estate crisis, which began to severely impact the economy in 2008, and the resulting credit and financial crisis that continued throughout 2009, 2010, and 2011, declines in the valuation of real estate became a point of concern. During late 2008 and early 2009, the area of commercial real estate (CRE) began to receive significant attention in terms of increased risk for banks following the significant declines in valuation that had occurred in residential real estate. Regulators were warning banks of concentrations in CRE loans and the increased risk that they could potentially bring to the financial institution. These commercial borrowers are viewed as having more risk due to the specific types of commercial loans that fall into this category and their reliance on the value of the real estate that is used as collateral.

The Corporation’s CRE profile has not changed materially from December 31, 2010, to December 31, 2011, and the Corporation remains well below the CRE guidelines of 100% of total risk-based capital for construction and development loans, and 300% of risk-based capital for total CRE loans. There are nine categories of CRE loans by definition. The Corporation does not have any real estate investment trust (REIT) loans, which are the ninth category. The following chart details the Corporation’s CRE loans as of December 31, 2011, and December 31, 2010.

CRE SUMMARY BY CATEGORY
(DOLLARS IN THOUSANDS)

		2011		2010
		Total	Risk-Based	Total	Risk-Based
		Committed	Capital	Committed	Capital
CRE Type	CRE Description	Loan Amount	%	Loan Amount	%
0.01	Land Development Loans	6,325	7.5	7,863	9.9
0.02	1-4 Family Residential Construction Loans	2,215	2.6	3,187	4.0
0.03	Commercial Construction Loans	9,562	11.4	7,485	9.4
0.04	Other Land Loans	2,555	3.0	2,739	3.4
0.05	Multi-Family Property	12,580	15.0	13,631	17.2
0.06	Nonfarm, Nonresidential Property	22,187	26.4	21,865	27.5
0.07	Nonfarm, Nonresidential Property - Temp	1,353	1.6	1,096	1.4
0.08	Unsecured Loans to Developers	2,430	2.9	2,746	3.5
		59,207	70.4	60,612	76.3

	Corporation's Risk-Based Capital	84,138		79,401

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Management does not believe the Corporation’s CRE profile will change significantly during 2012. Management is closely monitoring all CRE loan types to be able to determine any negative trends that may occur. Management does internally monitor the delinquencies and risk ratings of these loans on a monthly basis and has established internal policy guidelines to restrict the amount of each of the above eight types of CRE loans as a percentage of capital. As of December 31, 2011, the Corporation was within internal guidelines for all of the above CRE loan types.

The residential real estate category of total loans declined from $167.6 million on December 31, 2010, to $163.7 million as of December 31, 2011, a 2.3% decrease. This category includes closed-end fixed rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder.

The first lien 1-4 family mortgages declined from $137.4 million on December 31, 2010, to $134.0 million as of December 31, 2011, a 2.5% decrease. These first lien 1-4 family loans made up 82% of the residential real estate total as of December 31, 2011, and December 31, 2010. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential owner and non-owner-occupied mortgages. The weaker economic conditions and continued weak housing market adversely affected the non-owner occupied 1-4 family residential mortgages, resulting in a decline in those mortgages. Additionally, single family primary residence mortgages declined as new home sales were down and many primary residential mortgage customers had already refinanced their mortgages prior to 2011.

Given recent negative national events with regard to the mortgage industry and large commercial banks, more consumers prefer that their mortgage be held by a local financial institution. Even though the mortgage business in general has slowed, the Corporation has seen new business from other financial institutions where borrowers are refinancing adjustable rate instruments into traditional fixed-rate mortgages. Management believes that there may be a slowdown in mortgage originations in 2012 as the housing market continues to be weak and the amount of mortgages likely to be refinanced declines. The Corporation generally only holds 10-, 15-, and 20-year mortgages, and will sell any mortgage over 20 years. In the past, the majority of the new mortgage requests have been for 30-year mortgages; however, in 2010 and 2011, with the decline in housing valuations and customers refinancing to reduce monthly borrowing costs and total borrowings, more 10-, 15-, and 20-year mortgage requests were made.

As of December 31, 2011, the remainder of the residential real estate loans consisted of $14.7 million of fixed rate junior lien home equity loans, and $15.0 million of variable rate home equity lines of credit (HELOCs). This compares to $17.7 million of fixed rate junior lien home equity loans, and $12.5 million of HELOCs as of December 31, 2010. Therefore, combined, these two types of home equity loans decreased from $30.2 million to $29.7 million, a decline of 1.7%. The increase in new HELOCs was not sufficient to offset the more moderate decline in the larger fixed rate junior lien home equity portfolio. With the decline in the Prime rate to 3.25%, which had already occurred by the end of 2008, and fixed home equity rates generally between 4% and 7%, customers shifted any new home equity borrowings to HELOCs and either paid off or continued to pay down their fixed rate home equity loans. Even with Prime-based floors established at 4.00% for all new HELOCs, there was still generally a movement toward the variable-rate HELOC product and away from the fixed-rate home equity loan. In the current environment, most borrowers were looking to consolidate and reduce their total debt position. Management believes the trends experienced in 2010 and 2011 will continue until the Prime rate begins to increase.

Consumer loans also represent a small portion of the Corporation’s loan portfolio, accounting for 0.9% of total loans as of December 31, 2011, and 3.1% as of December 31, 2010. The significant decline in this area was primarily due to the sale of the student loan portfolio. The Corporation sold its portfolio of student loans, which was included in the consumer loan category, totaling approximately $8.0 million in the second quarter of 2011. Additionally, in recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Due to the credit crisis that occurred in 2008 and 2009, specialized lenders began pulling back on the availability of credit and more favorable credit terms. The underwriting standards of major financing and credit card companies began to strengthen in 2010 and 2011 after years of lower credit standards. This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice. Management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. In the current weak economy, customers delay purchasing new and used cars which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Management does not anticipate that the loan portfolio composition will change materially in 2012.

The following tables show the maturities for the loan portfolio by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year.

LOAN MATURITIES (DOLLARS IN THOUSANDS)
	Due in One Year or Less $	Due After One Year Through Five Years $	Due After Five Years $	Total $
Commercial real estate
Commercial mortgages	8,325	5,466	81,556	95,347
Agriculture mortgages	5,528	5,902	61,857	73,287
Construction	7,569	333	11,055	18,957
Total commercial real estate	21,422	11,701	154,468	187,591

Consumer real estate
1-4 family residential mortgages	3,459	4,734	125,766	133,959
Home equity loans	4,482	3,216	6,989	14,687
Home equity lines of credit	—	26	14,978	15,004
Total consumer real estate	7,941	7,976	147,733	163,650

Commercial and industrial
Commercial and industrial	15,982	6,066	3,865	25,913
Tax-free loans	138	4,006	14,928	19,072
Agriculture loans	9,742	1,886	1,256	12,884
Total commercial and industrial	25,862	11,958	20,049	57,869

Consumer	1,582	1,924	84	3,590
Total amount due	56,807	33,559	322,334	412,700

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

FIXED AND FLOATING RATE LOANS DUE AFTER ONE YEAR (DOLLARS IN THOUSANDS)
		Floating or
	Fixed Rates	Adjustable Rates
	$	$
Commercial real estate
Commercial mortgages	7,528	79,494
Agriculture mortgages	8,288	59,471
Construction	2,324	9,064
Total commercial real estate	18,140	148,029

Consumer real estate
1-4 family residential mortgages	122,414	8,086
Home equity loans	9,682	523
Home equity lines of credit	9,028	5,976
Total consumer real estate	141,124	14,585

Commercial and industrial
Commercial and industrial	8,711	1,220
Tax-free loans	13,733	5,201
Agriculture loans	2,632	510
Total commercial and industrial	25,076	6,931

Consumer	2,008	—
Total amount due	186,348	169,545

The majority of the Corporation’s fixed-rate loans have a maturity date longer than five years. The primary reason for the longevity of the portfolio is the high percentage of real estate loans, which typically have maturities of 10, 15, or 20 years. Fixed-rate commercial mortgages have maturities that range from 3 years to 25 years. The most popular commercial mortgage term is a 20-year amortization with a 5-year reset period. In this case, the loan matures in twenty years but after five years either the loan rate resets to the Prime rate plus 0.75%, or a fixed rate for another reset period. The original maturity date does not change. Customers will generally opt for another fixed reset period within the original term.

Out of all the loans due after one year, 58.8% are fixed-rate loans as of December 31, 2011. This is slightly higher than the prior year end when 57.1% of the loans due after one year were fixed rate. These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower. Floating or adjustable rate loans reflect different types of repricing. Approximately 44% of the $169.6 million of floating or adjustable loans due after one year are true floating loans. These loans are tied to the Prime rate and will reprice when the Prime rate changes. A number of elements of the Corporation’s business and commercial Prime-based loans have been priced at levels above the Prime rate due to credit standing, and an actual Prime floor on new loans was instituted at the beginning of 2010. This remained in effect until the spring of 2011 when customers with stronger credits were again given access to the Prime rate while average and lower credits had levels above the Prime rate. Prime floors of 4.00% were instituted on the Corporation’s variable rate home equity loans at the end of 2008 and have remained in effect. The other 56%of the Corporation’s floating or adjustable loans due after one year are adjustable in nature and will reprice at a predetermined time in the amortization of the loan. These loans are mostly real estate commercial loans.

As of December 31, 2010, 49% of the $151.4 million of floating or adjustable loans due after one year were true floating rate loans, with the other 51% being adjustable in nature. The decrease in the true floating rate loan percentage from 49% as of December 31, 2010, to 44% as of December 31, 2011, was a function of more commercial borrowers converting to fixed rate loans from variable rate loans in anticipation of the possibility of rates going up as the floating or adjustable commercial real estate and commercial and industrial loans due after one year declined from 2010 to 2011.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS (DOLLARS IN THOUSANDS)
	December 31,
	2011	2010	2009	2008	2007
	$	$	$	$	$

Non-accrual loans	1,862	3,881	6,076	2,889	425
Loans past due 90 days or more and still accruing	107	152	742	531	498
Troubled debt restructurings	—	1,676	1,540	—	—
Total non-performing loans	1,969	5,709	8,358	3,420	923
Other real estate owned	—	400	520	520	675
Total non-performing assets	1,969	6,109	8,878	3,940	1,598
Non-performing assets to net loans	0.49%	1.50%	2.10%	0.97%	0.42%

Non-performing assets decreased $4.1 million from December 31, 2010, to December 31, 2011. The primary reason for this decrease was a decline in non-accrual loans, troubled debt restructurings, and other real estate owned during 2011. During the first half of 2011, non-accrual loans declined by $1.8 million as a result of the payoff of four non-accrual loans to one commercial borrower. The loans were secured by real estate under plans for a residential development. If a non-accrual loan is considered a troubled debt restructuring (TDR), it is classified as non-accrual for purposes of this non-performing asset schedule. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender. There were five loans classified as a TDR as of December 31, 2010. Two of these loans paid off on February 28, 2011, leaving three loans that were restructured. Each of these three loans had principal deferments for a period of time, with no changes to the interest rate and final maturity. The interest rate is commensurate with the interest rate management would extend to another borrower with the same level of credit risk. Because all three of these loans have been performing, without delinquency, according to the modified terms temporarily extended in 2010, they no longer need to be classified as troubled debt restructurings in 2011. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the current weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans has moderated with the level of non-performing assets down sharply and theCorporation’s total exposure reduced. Additionally, the direction of the risk is viewed as declining from the higher levels experienced in 2010 and early 2011.

As of December 31, 2011, there were fourteen loans totaling $1.9 million on non-accrual compared to eleven loans totaling $3.9 million that were on non-accrual as of December 31, 2010. The loans on non-accrual at December 31, 2011, included two loans to one borrower in the trucking industry totaling $1.1 million and a number of other smaller loans to various borrowers. Management has seen weakness in the trucking industry as a result of the weaker economy; however, the number of the Corporation’s borrowers that are severely delinquent or non-performing in this industry remains very small and has declined from the prior year-end. In the first quarter of 2011, the Corporation received a payoff on four real estate development loans totaling $1.8 million that were on non-accrual as of the end of 2010. These payoffs significantly decreased the balance of non-accrual loans. The Corporation’s diverse customer base, with many small businesses and industry types represented, has helped to avoid large concentrations in these industries. See Note P for further discussion on concentrations of credit risk. The severe economic conditions naturally will impact nearly all industries to some extent; however, the impact can vary greatly. Some businesses simply are not as successful in negotiating more difficult times, or may be impacted by non-economic matters like succession planning and poor business practice. Based on present conditions, management does not anticipate any significant new trends or the emergence of more severe trends beyond those already discussed.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Loans past due 90 days or more and still accruing decreased by $45,000 from December 31, 2010, to December 31, 2011. The decrease was due to payments received on loans or loans charged off during 2011. Total loans past due 90 days or more and still accruing consisted of three residential mortgages totaling $107,000 as of December 31, 2011.

As of December 31, 2011, the Corporation had no properties classified as other real estate owned (OREO). As of December 31, 2010, there was one OREO property, consisting of a manufacturing property that had been in OREO since December 2006. This property had been under an agreement of sale since late 2007, initially to one party, and then to a second party in 2008. In the second quarter of 2008, a new agreement of sale was signed for $525,000. The property was carried at $520,000, the sales price less estimated selling costs. Subsequently, this agreement was extended several times as a result of delays in addressing all environmental concerns of the property. As of December 31, 2010, the last agreement expired. As a result, management wrote the property down by $120,000 to $400,000 as management’s estimate of the current value of the property less all selling costs. The write down was recorded as a loss on OREO and was included in the Corporation’s operating expenses for 2010 on the Consolidated Statements of Income. The write-down was based on proceeding with estimated costs to complete remediation work on the property so it can be sold or held for commercial use with an environmental covenant. Subsequent to completing the remediation work, management made the decision to tear down the building and retain the land as bank owned property for future use or sale. The property was removed from OREO and classified as land as of December 31, 2011, when costs to raze the building and other related costs to improve the site were initially capitalized and then written down to a current appraisal. As a result, a $60,000 loss on OREO was recorded in 2011. This loss was also included in other operating expenses on the Consolidated Statements of Income.

Management is monitoring total delinquency trends closely in light of the current weak economic conditions. Total delinquencies include loans 30 to 59 days past due, loans 60 to 89 days past due, loans 90 days or more past due and still accruing, and non-accrual loans. Total delinquencies as a percentage of total loans declined from 1.41% as of December 31, 2010, to 1.11% as of December 31, 2011. Management believes that the lower level of delinquencies experienced in 2011 will continue into 2012 as economic conditions slowly improve. Within the categories of delinquencies, management has seen little change in the percentages, other than the non-accrual category which decreased from 0.95% of total loans as of December 31, 2010, to 0.45% of total loans as of December 31, 2011. The 30 to 59 days past due percentage has seen a moderate increase from 0.37% as of December 31, 2010, to 0.57% as of December 31, 2011. All of the Corporation’s delinquency percentages are significantly below the Corporation’s national peer group. At this time, with economic conditions slightly improved, management believes that the potential for significant losses related to delinquent loans has moderated.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. In recent years, the Corporation has experienced an increase in the number of charged-off loans and a greater number of classified loans for which a loss is possible. For these reasons, the Corporation has experienced higher than normal levels of both the allowance for loan losses and the provision for loan losses. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for each of the past five years. At the bottom of the table, two bench mark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES (DOLLARS IN THOUSANDS)
	December 31,
	2011	2010	2009	2008	2007
	$	$	$	$	$

Balance at January 1,	7,132	5,912	4,203	3,682	3,244
Loans charged off:
Commercial real estate	97	156	—	—	—
Commercial and industrial	315	416	1,126	150	925
Consumer	51	98	134	91	153
Total charge-offs	463	670	1,260	241	1,078
Recoveries of loans previously charged off:
Commercial real estate	—	—	—	—	—
Commercial and industrial	229	82	31	69	19
Consumer	7	8	18	24	51
Total recoveries	236	90	49	93	70
Net loans charged off	227	580	1,211	148	1,008
Provision charged to operating expense	1,575	1,800	2,920	669	1,446
Balance at December 31,	8,480	7,132	5,912	4,203	3,682
Net charge-offs as a % of average total loans outstanding	0.05	0.14	0.29	0.04	0.27

Allowance at year end as a % of total loans	2.06	1.72	1.38	1.02	0.96

Charge-offs for the year ended December 31, 2011, were $463,000, compared to $670,000 for the same period in 2010. The charge-offs in 2010 and 2011 represent a typical level of consumer and small business loan charge-offs that would result from management charging off unsecured debt over 90 days delinquent with little likelihood of recovery.

During 2011, the Corporation provided $1,575,000 to the allowance for loan losses, compared to $1,800,000 during 2010. The provision is used to increase the allowance for loan losses to a level considered adequate to provide for losses inherent in the loan portfolio. With the level of delinquent and non-performing loans decreasing throughout 2011, management’s quarterly calculation of the allowance for loan losses showed the need to decrease the provision to bring the allowance to lower levels. While the Corporation’s classified loans (substandard and doubtful rated loans) increased throughout 2011, the level of special mention loans decreased significantly. Special mention is the first rating that indicates the loan is receiving special attention. Further declines in the loan’s performance result in a substandard rating. If conditions deteriorate further, with full repayment no longer expected, the loan is rated doubtful.

From December 31, 2010 to December 31, 2011, there was a $6.1 million, or 12.4% total reduction, in total special mention and substandard loans; however there was a significant shift of special mention credits to the substandard rating, which is a deterioration of credit grade. Substandard loans increased by $7.1 million, or 24.9%, from December 31, 2010 to December 31, 2011, while special mention loans decreased $13.2 million, or 62.6%. While the decrease in special mention loans was larger than the increase in substandard loans, the substandard loans require significantly more allowance for loan losses; therefore increases in the allowance were necessary to cover the higher level of substandard credits. The level of substandard loans grew primarily between December 31, 2010 and June 30, 2011, peaking on September 30, 2011, and showing a slight reduction by the end of 2011. While the percentage of loan delinquencies declined slightly during 2011, the balance of classified loans remains high. As a result, management desires to continue to increase the allowance until it can be demonstrated that the total substandard loans have been reduced from the recent elevated levels.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. For the five-year period from 2007 through 2011, the Corporation maintained an allowance as a percentage of loans in a range between 0.96% and 2.06%. In 2011 alone, the percentage increased from 1.72% at the beginning of the year, to 2.06% as of December 31, 2011. The composition of the Corporation’s loan portfolio has not changed materially from 2010 to 2011; however, management views the overall risk profile of the portfolio to be higher in 2011 as a result of more loans being classified as substandard. These classifications require larger provision amounts

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

due to a higher potential risk of loss. Management will continue to increase the allowance as a percentage of total loans as long as the quarterly calculation of the allowance for loan losses demonstrates the need to allocate additional amounts based on estimated credit losses inherent in the current portfolio, utilizing historical and projected credit losses and levels of qualitative and quantitative risks that are appropriate based on the current credit environment. During the fourth quarter of 2011, the Corporation had lower balances of classified loans and continued low levels of delinquent and non-performing loans so the provision expense was reduced. Even with a lower provision expense, the Corporation’s allowance for loan losses as a percentage of loans will likely continue to increase in the beginning of 2012. This would occur because the provision expense will still likely exceed the amount of charge-offs experienced and based upon very low levels of projected loan growth. This trend would end if the total classified loans declined materially in 2012, resulting in a lower level of required allowance, which would allow management to further reduce the provision expense.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. The 0.05% shown for 2011 is less than the 0.14% experienced in 2010 as fewer loans were charged off during the year.

The following table provides the allocation of the Corporation’s allowance for loan losses by major loan classifications. The percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type. Real estate loans represent a more substantial portion of the outstanding loan portfolio and, while real estate secured loans have historically experienced lower losses than non-real estate secured loans, more of these types of loans have indicated deteriorating financial health that may result in future losses. The prolonged weak economy has impacted consumer financial strength and the value of residential homes continues to be down significantly. Meanwhile, the overall credit quality of real estate backed business loans deteriorated as the value of the real estate collateral declined and business conditions continued to be weak. Additionally, this portion of the loan portfolio grew $12.1 million, or 3.6%, requiring more allocation. Conversely, the commercial and industrial loans not secured by real estate have historically experienced higher loan losses and required a larger percentage of the reserve, despite representing a much smaller portion of the outstanding loan portfolio. The dollar amount of allocation for commercial and industrial loans remained relatively unchanged while the balance of commercial and industrial loans decreased $5.3 million, or 8.5%. The amount of substandard commercial and industrial loans, along with the declining financial performance of this group, supports the need for a higher percentage of the reserve allocation. As of December 31, 2011, 57.4% of the allowance was allocated to real estate secured loans, both consumer and commercial, which make up 85.1% of all loans, while 33.3% of the allowance was allocated to commercial and industrial loans, which make up 14.0% of all loans.

ALLOCATION OF RESERVE (DOLLARS IN THOUSANDS)
	December 31,
	2011		2010		2009		2008		2007
		% of		% of		% of		% of		% of
	$	Loans	$	Loans	$	Loans	$	Loans	$	Loans

Real estate	4,865	85.1	3,859	81.8	1,917	79.2	2,293	80.0	1,558	77.7
Commercial and industrial	2,825	14.0	2,816	15.1	3,902	17.9	1,727	17.4	1,768	19.5
Consumer	61	0.9	75	3.1	83	2.9	155	2.6	166	2.8
Unallocated	729	—	382	—	10	—	28	—	190	—
Total allowance for loan losses	8,480	100.0	7,132	100.0	5,912	100.0	4,203	100.0	3,682	100.0

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $879,000, or 4.3%, to $21,366,000 on December 31, 2011, from $20,487,000 as of December 31, 2010. In 2011, $1,954,000 of new investments were made in premises and equipment while the Corporation recorded $1,075,000 of accumulated depreciation on existing assets resulting in the increase in net premises and equipment during 2011. For further information on fixed assets please see Note D to the Consolidated Financial Statements, and for construction commitments see the Off-Balance Sheet Arrangements section.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB). The Corporation’s $4,148,000 of regulatory stock holdings as of December 31, 2011, consisted of $3,960,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. In years preceding 2008 and throughout most of 2008, the Corporation earned a return or dividend on the amount invested. In December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level. That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition. As a result, for years 2009, 2010, and 2011 no dividends were received on the Corporation’s FHLB stock.

Since the fourth quarter of 2010, the FHLB has announced several excess capital stock repurchases. This has caused the Corporation’s capital stock position to decline from $4,492,000 as of December 31, 2010, to $3,960,000 as of December 31, 2011. With the stock repurchases, the Corporation no longer has any excess capital stock. As a result, any future excess capital stock repurchase would not impact the Corporation unless the amount of FHLB borrowings would decline and then cause an excess capital stock position.

Throughout 2011, FHLB conducted regular repurchases of excess stock. This sustained pattern of purchasing back excess capital stock, based on the improved financial performance of FHLB, has resulted in management’s conclusion that its investment in FHLB stock is not other-than-temporarily impaired. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to periodically repurchase excess capital stock and resume payment of a dividend.

Subsequent to December 31, 2011, but prior to the filing of this report, the FHLB announced the payment of a dividend to its shareholders effective February 23, 2012. The dividend payment will be equivalent to 0.10 percent annualized and is a significant step towards the restoration of ongoing dividend payments. While the FHLB has not committed to regular dividend payments, it will continue to monitor the overall financial performance of the bank in order to determine the status of future dividends. The resumption of dividends supports the Corporation’s conclusion that its investment in FHLB stock is not impaired.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Bank-Owned Life Insurance (BOLI)

The Corporation owned life insurance with a total recorded cash surrender value (CSV) of $16,552,000 on December 31, 2011, compared to $15,891,000 on December 31, 2010. The Corporation holds two distinct BOLI programs. The first, with a CSV of $4,266,000, was the result of insurance policies taken out on directors of the Corporation electing to participate in a directors’ deferred compensation plan. The program was designed to use the insurance policies to fund future annuity payments as part of a directors’ deferred compensation plan that permitted deferral of Board pay from 1979 through 1999. The plan was closed to entry in 1999 when directors were no longer provided with the option of deferring their Board pay. The Corporation pays the required premiums for the policies and is the owner and beneficiary of the policies. The life insurance policies in the plan generally have annual premiums; however, the premium payments are not required after the first five years. The Corporation continues to make the premium payments, which cover the cost of the insurance and generally adds to the cash surrender value of the policy.

The second BOLI plan was taken out on a select group of the Corporation’s officers, with the additional income generated used to offset rising benefit costs. In May 2006, the first $5 million BOLI investment was made on these officers. In 2007, a second $5 million BOLI investment was made that covered officers who were not included in the initial BOLI investment and included additional investments on some officers already covered. During 2011, the CSV for this plan increased from $11,847,000 as of December 31, 2010, to $12,286,000 as of December 31, 2011, a 3.7%

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

increase. The increase resulted solely from the returns on the insurance policy investment. The Corporation purchased whole life policies for this BOLI plan and is the owner and beneficiary of the policies.

Deposits

The Corporation’s total ending deposits increased $10.1 million, or 1.7%, from $595.6 million on December 31, 2010, to $605.7 million on December 31, 2011. Customer deposits are the Corporation’s primary source of funding for loans and investments. In recent years, economic concerns, the credit crisis, and poor performance of the stock market and other types of investments led customers back to banks as safe places to invest money, in spite of low interest rates. This trend continued in 2011, but not to the magnitude in 2010. Despite growth of new deposits, the actual mix of deposit categories has remained relatively stable.

The Deposits by Major Classification table, shown below, provides the average balances and rates paid on each deposit category for each of the past three years. The average 2011 balance carried on all deposits was $594.8 million, compared to $587.6 million for 2010. This represents an increase of 1.2% on average deposit balances. The increase in average deposit balances from 2009 to 2010 was 7.5%. Average balances provide a more accurate picture of growth in deposits because deposit balances can vary throughout the year. In addition, the interest paid is based on average deposit balances carried during the year calculated on a daily basis.

DEPOSITS BY MAJOR CLASSIFICATION (DOLLARS IN THOUSANDS) Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2011		2010		2009
	$	%	$	%	$	%
Non-interest bearing demand	135,689	—	123,838	—	112,706	—
NOW accounts	62,355	0.28	56,909	0.36	53,111	0.58
Money market deposit accounts	57,183	0.36	51,954	0.45	43,864	0.70
Savings accounts	98,175	0.10	90,309	0.12	80,649	0.20
Time deposits	241,357	1.96	264,581	2.51	256,062	3.19
Total deposits	594,759		587,591		546,392

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Fees
•	Permanence of the institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to competitor rates

The Corporation has been a stable presence in the local area and offers convenient locations, low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves. Management has always priced products and services in a manner that makes them affordable for all customers. This, in turn, creates a high degree of customer loyalty, which has provided stability to the deposit base. In 2009, management began to see a new trend develop that resulted in deposit in flows due to financial concerns regarding the health of other competing financial institutions, as opposed to merger-related activity. The Corporation continues to generally benefit from the customers’ desire to conduct business with a smaller financial institution versus a larger institution. Larger financial institutions have been in the forefront in terms of negative publicity related to the governmental actions commonly referred to as the “bailout”of the banking industry. The Corporation chose not to take governmental funds issued as part of the Troubled Asset Relief Program (TARP). This was a beneficial decision in that some customers viewed the recipients of TARP funds to be in weaker financial condition. While this was not always the case, the public’s perception often determines where they will direct their funds. In addition to these trends, the Corporation’s deposits benefited from the eighth full service branch location opened in September 2008, and the remodeling of the Denver branch office and the Main branch office which occurred in 2010 and 2011, respectively.

The average balance of the Corporation’s core deposits, including non-interest bearing demand deposits, NOW accounts, MMDA accounts, and savings accounts, grew $30.4 million, or 9.4%, since December 31,2010. Several converging factors are assisting in the increase in core deposits. Interest rates are at historic lows, which results in less motivation

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

for customers to shop interest rates because the differential between high and low rates is compressed. Customers are trying to build more liquid funds to meet cash flow needs in a slowing economy, as a matter of prudence. The safety of FDIC-insured funds and immediate or nearly immediate funds in the current environment appear to be more of a concern to customers than interest rates. Additionally, the concern over the stability of some larger financial institutions has led customers seeking security to community banks with high levels of capital and long-standing reputations.

Time deposits are typically a more rate-sensitive product making them a less reliable source of funding. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. Due to current adequate funding levels from all sources, the Corporation’s recent time deposit strategy has been to offer rates that meet or slightly exceed the average rates offered by the local competing banks. Time deposit balances declined in 2011, with the average balance decreasing by $23.2 million, or 8.8%, from the average balances at December 31, 2010. Time deposits are a safe investment with FDIC coverage insuring no loss of principal below certain levels. Prior to October 3, 2008, FDIC coverage was $100,000 on non-IRA time deposits, and $250,000 on IRA time deposits. Effective October 3, 2008, the FDIC insurance increased to $250,000 for all deposit accounts with the signing of the Emergency Economic Stabilization Act of 2008, which was made permanent under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The higher FDIC insurance limits benefited the Corporation due to its strong level of capital and consistent earnings. In this environment, the Corporation experienced time deposit growth throughout 2009 and 2010 due to weak earnings and/or capital levels of competing national, regional, and local community banks. Often as customers placed more time deposits in financial institutions, due to the declining stock market, they did not want to exceed the FDIC insurance limits and, therefore, the Corporation gained many new time deposit customers. The decrease in time deposit balances from 2010 to 2011 can be attributed to customers moving funds away from time deposits into core deposit accounts as well as carrying lower levels of cash due to economic conditions.

Historically, most time deposit growth was in terms less than 18 months, which have lower rates than longer term time deposits, indicating that customers were not looking for long-term investments with the best return, but shorter safe investments. In 2011, time deposits declined in total, with the majority of the decline in shorter term products. The five-year term was the only time deposit product that showed some growth. This growth was indicative of the customers’ perception that rates would not increase in the short-term. Management expects that, as equity investments begin to rebound in performance, there may continue to be a reduction in the Corporation’s time deposit balances.

As of December 31, 2011, time deposits over $100,000 made up 32.3% of the total time deposits. This compares to 30.4% on December 31, 2010. Since time deposits over $100,000 are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease. Management believes the minimal growth in time deposits over $100,000 during 2011was due primarily to the fairly weak equity market throughout much of the year. The following table provides the total amount of time deposits of $100,000 or more for the past three years by maturity distribution.

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE (DOLLARS IN THOUSANDS)

	December 31,
	2011	2010	2009
	$	$	$
Three months or less	13,959	20,982	14,010
Over three months through six months	8,255	8,627	11,135
Over six months through twelve months	15,095	13,755	17,954
Over twelve months	39,354	33,208	29,908
Total	76,663	76,572	73,007

In order to meet future funding obligations, it is necessary to review the timing of maturity for large depositors, like the time deposits of $100,000 or more. The Corporation monitors all large depositors to ensure that there is a steady flow of maturities. As of December 31, 2011, the Corporation had a typical laddering of large time deposits. For more information on liquidity management, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk. Additionally, for more information on the maturity of time deposits, see Note F to the Consolidated Financial Statements.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Borrowings

Total borrowings were $73.0 million and $74.5 million as of December 31, 2011, and 2010, respectively. The Corporation was purchasing no short-term funds as of December 31, 2011, or December 31, 2010. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.

Long-term borrowings decreased $1.5 million, or 2.0%, from $74.5 million on December 31, 2010, to $73.0 million on December 31, 2011. The Corporation uses two main sources for long-term borrowings: Federal Home Loan Bank (FHLB) advances and repurchase agreements through brokers or correspondent banks. Both of these types of borrowings are used as a secondary source of funding and to mitigate interest rate risk. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

Total FHLB borrowings were $53.0 million as of December 31, 2011, compared to $49.5 million as of December 31, 2010. The increase in FHLB borrowing balances related to the maturity of a repurchase agreement in 2011 that was replaced with an FHLB advance. Other FHLB advances that matured during the year were replaced with new loans, reducing the rates paid on the borrowings. The borrowings with FHLB are primarily fixed-rate loans. The Corporation occasionally uses convertible select loans that give advantageous pricing compared to fixed-rate loans; however, they generally have additional risk due to a call feature being included on the loan. Management compares the length of the first call of these borrowings to the normal length of time deposits. Often, a convertible select borrowing from FHLB can provide a longer period of rate protection than the term of some of the Corporation’s typical time deposit promotions. The call feature may be based on a time requirement or a specific rate requirement. As of December 31, 2011, the Corporation held $15.0 million of convertible select loans, compared to $20.0 million as of December 31, 2010.

As of December 31, 2011, the Corporation held $20.0 million of repurchase agreements, compared to $25.0 million as of December 31, 2010. The repurchase agreements all have some call feature, much like FHLB convertible select loans. All of the callable repurchase agreements had an initial period where no call could occur. However, all of the callable repurchase agreements are now into their call period where calls could occur on a quarterly basis. It is unlikely that any of the callable repurchase agreements will be called in the near future, as their rates are well above market rates for the same term. Two of the repurchase agreements existing prior to 2008, totaling $10 million are in a back-end fixed rate with a quarterly call, whereas the other two repurchase agreements are at a floating rate that resets quarterly with a call provision. The interest rates on callable repurchase agreements are more favorable than non-callable long-term fixed rates; therefore, these instruments assist the Corporation in increasing net interest margin. In all cases, the rate advantage of callable borrowing structures is weighed against any additional interest rate risk exposure taken compared to non-callable borrowing structures. Management views repurchase agreement transactions as a diversification of funding outside of the FHLB, because principally the same funding structures can be obtained from FHLB. Management monitors the amount of convertible select loans that could be called in any one year to ensure that the Corporation does not have a concentrated amount of call risk.

To limit the Corporation’s exposure and reliance on a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of the Corporation’s total assets. As of December 31, 2011, the Corporation was within this policy guideline at 6.9% of asset size with $53.0 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of December 31, 2011, total borrowings from all sources amounted to 88.5% of the Corporation’s capital, well under the policy guideline. The Corporation has maintained FHLB borrowings and total borrowings within these guidelines throughout the year.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is $186.9 million as of December 31, 2011. The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB. Due to recent circumstances in the financial and mortgage sectors, FHLB has been under regulatory and operating performance pressures and has taken steps to preserve capital. As a result, in December 2008, the FHLB suspended the dividend paid on stock owned by banks that have outstanding FHLB borrowings, and had discontinued the regular repurchase of excess stock if a bank reduces its borrowings. However, in the fourth quarter of 2010, the FHLB did begin the regular repurchase of excess stock from member institutions, including the Corporation, and in the first quarter of 2012, the FHLB announced a dividend payment equivalent to 0.10 percent annualized.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

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

The following table reflects the Corporation’s capital ratios compared to regulatory capital requirements for prompt corrective action.

REGULATORY CAPITAL RATIOS	Capital Ratios			Regulatory Requirements
	As of	As of	As of
	Dec. 31,	Dec. 31,	Dec. 31,	Adequately	Well
	2011	2010	2009	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets	17.9%	17.5%	16.0%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	16.6%	16.3%	14.8%	4.0%	6.0%
Tier I Capital to Average Assets	10.2%	9.8%	9.7%	4.0%	5.0%

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

Total dividends paid to shareholders during 2011, were $2,742,000, or $0.96 per share, compared to $2,732,000, or $0.96 per share paid to shareholders during 2010. The Corporation uses current earnings and available retained earnings to pay dividends. The Corporation’s current capital plan calls for management to maintain Tier I Capital to Average Assets between 9.0% and 12.0%. Management also desires a dividend payout ratio of approximately 40%. This ratio will vary according to income, but over the long term, management’s goal is to average a payout ratio of 40%. For 2011, the dividend payout ratio was 38.4%. Management anticipates that the payout ratio for 2012 will be similar to the 2011 ratio.

The amount of unrealized gain or loss on the Corporation’s securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the Corporation’s balance sheet. An unrealized gain increases the Corporation’s capital while an unrealized loss reduces the Corporation’s capital. This requirement takes the position that, if the Corporation liquidated at the end of each period, the current unrealized gain or loss of the securities portfolio would directly impact the Corporation’s capital. As of December 31, 2011, the Corporation showed unrealized gains, net of tax, of $4,221,000, compared to unrealized gains of $442,000 as of December 31, 2010. The changes in unrealized gains or losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

On July 1, 2008, ENB Financial Corp was formed. The retirement of all treasury shares was required as part of the formation of ENB Financial Corp. As a result, management needed treasury shares to be utilized for the existing Employee Stock Purchase Plan and Dividend Reinvestment Plan. Therefore, on August 14, 2008, the Board authorized a stock buyback plan for the purchase of up to 140,000 shares of common stock for corporate purposes. Since formation of the plan, 71,000 shares of treasury stock have been repurchased, and 60,274 reissued, with 10,726 treasury shares existing on December 31, 2011. In 2011, the net capital impact of shares being purchased and reissued was not significant with 16,000 shares being purchased and 18,792 shares reissued. This type of activity is again expected in 2012 as management desires to purchase a sufficient amount of shares to cover the needs of the existing stock purchase plans so a minimum level of treasury shares is maintained.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business. The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2011, and shows the future periods in which settlement of the obligations is expected. The contractual obligation numbers below do not include

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

accrued interest. Refer to the Notes to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

CONTRACTUAL OBLIGATIONS (DOLLARS IN THOUSANDS)

	Less than	1-3	4-5	More than
	1 year	years	years	5 years	Total
	$	$	$	$	$
Time deposits (Note F)	112,645	63,003	62,025	—	237,673
Borrowings (Notes G and H)	17,500	27,000	28,500	—	73,000
Total contractual obligations	130,145	90,003	90,525	—	310,673

In February 2011, management entered into a $750,000 construction contract involving remodeling of the Main branch office. Construction was completed in 2011 and as of December 31, 2011, no remaining payments existed for this contract.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the liquidity section to follow, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of December 31, 2011. For further details regarding off-balance sheet arrangements, refer to Note O to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS (DOLLARS IN THOUSANDS)
December 31,
2011
$
Commitments to extend credit:
Revolving home equity loans	19,575
Construction loans	17,436
Real estate loans	5,360
Business loans	64,876
Consumer loans	2,085
Other	4,204
Standby letters of credit	6,947
Total	120,483

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

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

It is unlikely that maturing assets would equal maturing liabilities because, on the balance sheet, assets do not equal liabilities. However, after non-earning assets and liabilities are pulled out, the remaining assets and liabilities maturing are relatively close resulting in a cumulative maturity gap percentage near 100%. For purposes of this analysis, $688.4 million of assets mature in all time frames while $680.6 million of liabilities mature in all time frames, resulting in a 101.1% cumulative maturity gap. So, while a cumulative maturity gap of 100% would indicate that the same amount of assets and liabilities are maturing within the specified period, this is rather unlikely to occur within any time frame, or on a cumulative basis. The Corporation has historically been liability sensitive in the shorter time frames because loans usually have longer maturities than deposits, resulting in ratios under 100%. In the 1-year to 3-year time frame, assets maturing exceed liabilities maturing. Liability maturities exceed deposit maturities in the 3-year to 5-year time frame. In the time frame of 5 years andgreater, asset maturities exceed liability maturities.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2011, along with the cumulative maturity gap guidelines monitored by management. For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

MATURITY GAP ANALYSIS (DOLLARS IN THOUSANDS)
		More than	More than	More than
	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$
Assets maturing	86,410	62,743	160,071	110,807	268,345
Liabilities maturing	100,923	59,524	139,392	132,270	248,465
Maturity gap	(14,513)	3,219	20,679	(21,463)	19,880
Cumulative maturity gap	(14,513)	(11,294)	9,385	(12,078)	7,802

Maturity gap %	85.6%	105.4%	114.8%	83.8%	108.0%

Cumulative maturity gap %	85.6%	93.0%	103.1%	97.2%	101.1%

Cumulative maturity gap % guideline	45% to 155%	60% to 140%	75% to 125%	85% to 115%

As of December 31, 2011, all cumulative maturity gaps were well within Corporate Policy guidelines and were fairly consistent with the prior year’s levels. Management worked to purposefully extend liabilities in 2011 by offering attractive rates on long-term CDs to encourage customers to invest for more than one year. Customers were more willing to invest in five-year CDs during 2011 because of the unlikelihood of rates increasing in the near term as well as the disparity in interest rates from one-year to five-year investments. During 2011, U.S. Treasury rates fell to record levels which increased prepayment speeds on the Corporation’s MBS, CMO, and PCMO securities. This increased cash flows and shortened the Corporation’s assets. Additionally, several long-term advances were initiated to take advantage of the low interest rates and lock in funding for four or five years. These factors were primarily responsible for the high gap ratios as of December 31, 2011. While the Corporation is still liability sensitive in three out of five cumulative time frames, the gap ratios indicate that this liability sensitivity is lowand well within Corporate Policy guidelines.

Given the likelihood that short term interest rates will not increase in 2012, management’s current position is to maintain the cumulative maturity gap percentages within guidelines but not necessarily increase them in 2012. The risk in maintaining high gap percentages is that, should interest rates not rise, maturing assets will reprice at lower rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which impacts the Corporation’s interest income and margin. The risk of liabilities repricing at higher interest rates is very low in the present environment as most maturing deposits are repricing to a lower interest rate. Therefore, higher levels of liabilities repricing are currently benefiting the Corporation. Given the alternative investment options available, management also does not perceive significant risk that deposits maturing in the shorter time frames will leave the Corporation. It is likely that, should market interest rates rise in 2013, customer behavior patterns will change and deposits will be more rate sensitive with a greater portion potentially leaving the Corporation. These maturity gaps are closely monitored along with additional liquidity measurements discussed below. Management will work to maintain these ratios within policy guidelines throughout 2012 in order to position for the increased likelihood of rising interest rates in future time periods.

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

The following is a listing of the Corporation’s other liquidity measurements, along with a short definition, that are evaluated in an effort to monitor and mitigate liquidity risk:

•	Core Deposit Ratio – Core deposits as a percentage of assets
•	Funding Concentration Analysis – Alternative funding sources outside of core deposits as a percentage of assets
•	Short-term Funds Availability – Readily available short-term funds as a percentage of assets
•	Securities Portfolio Liquidity – Cash flows maturing in one year or less as a percentage of assets and securities
•	Borrowing Limits – Internal borrowing limits in terms of both FHLB and total borrowings
•	Three, Six, and Twelve-month Projected Sources and Uses of Funds – Net projected liquidity surplus/shortage shown for each period

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

These measurements are designed to prevent undue reliance on outside sources of funding and ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources.

As of December 31, 2011, the Corporation was within guidelines for all of the above measurements. These measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

Interest Rate Risk and Fair Value Risk

Identifying the interest rate risk of the Corporation’s interestearning assets and interestbearing liabilities is essential to managing net interest margin and net interest income. In addition to the impact on earnings, management is also concerned about how much the value of the Corporation’s assets might fall or rise given an increasing or decreasing interest rate environment. Interest rate sensitivity analysis (IRSA) measures the impact of a change in interest rates on the net interest income and net interest margin of the Corporation, while net portfolio value (NPV) analysis measures the change in the Corporation’s capital fair value, given interest rate fluctuations. Therefore, the two primary approaches to measuring the impact of interest rate changes on the Corporation’s earnings and fair value are referred to as:

•	Changes in net interest income
•	Changes in net portfolio value

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

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of December 31, 2011, and December 31, 2010. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. Management does run expected growth scenarios through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

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

CHANGES IN NET INTEREST INCOME

	2011	2010	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	5.8	6.1	(20.0)
300 basis point rise	2.7	3.5	(15.0)
200 basis point rise	(0.0)	1.2	(10.0)
100 basis point rise	(2.3)	(0.2)	(5.0)
Base rate scenario	—	—	—
50 basis point decline	(2.1)	0.4	(2.5)
100 basis point decline	(4.0)	(1.6)	(5.0)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation’s net interest income.

Base rate is the Prime rate.

The above analysis shows a slightly negative impact to the Corporation’s net interest income in both down-rate scenarios and in the up 100-basis point scenario. The up 200-basis point scenario is neutral and there is a positive impact in the up 300 and 400 scenarios. In the unique current rate environment, the amount of the Corporation’s assets repricing higher will be fairly large due to the amount of variable rate loans that will reprice immediately when Prime increases. On the liability side, if rates increase, it is typical for management to react slowly in increasing deposit rates. Even when deposit rates are increased, they are typically increased at a fraction of the increase in the Prime rate. In the current environment, if interest rates rise, it is expected that deposit rates will move upward, but more slowly than in past rates-up cycles. It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year. The Corporation’s model also has the ability to measure changes to net interest income given interest rate changes that occur more slowly over time. This type of modeling is referred to as “interest rate ramps,” where a set change in rates occurs over a period of time. If rates were to move upward slowly over the course of the next year, the results are very close to the results using a rate shock.

The analysis shows that net interest income would decline if rates increased by 100 basis points. Because many loans have a rate floor of 4.00%, if rates rise by 100 basis points, the full effect would not be felt on a portion of the loan portfolio. Even in the rates up 200-basis point scenario, net interest income remains flat. It is not until rates up 300 or 400 basis points that any benefit is recognized.

Additionally, the analysis shows that the Corporation’s net interest income would decrease if rates declined. This results from several types of deposit products’ current offering rates being at or near the floor for pricing. For instance, savings accounts had an interest rate of 0.10% as of December 31, 2011. Management is only able to reduce the rate to zero; therefore, any reduction in the savings rate only benefits earnings in the case of a 10-basis point rate decline. Since most loan rates would be able to reprice lower under the declining rate scenarios and the deposit rate decreases are limited, the Corporation would have less earnings under a declining rate scenario. It is likely that management would control the reduction in loan rates to limit the reduction in net interest income in a downward rate environment.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

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

The table below indicates the changes in the Corporation’s NPV as of December 31, 2011. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the net portfolio value and net interest income in the event of the interest rate changes described below. All rates-up scenarios for both 2011 and 2010 show the Corporation within ALCO guidelines. The rates-down scenarios in 2011 show the Corporation outside of policy guidelines, but it is nearly impossible for rates to go down any further, so these scenarios are not of concern.

CHANGES IN NET PORTFOLIO VALUE

	2011	2010	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	(25.7)	(33.7)	(40.0)
300 basis point rise	(19.2)	(22.1)	(30.0)
200 basis point rise	(13.6)	(11.5)	(20.0)
100 basis point rise	(7.3)	(2.3)	(10.0)
Base rate scenario	—	—	—
50 basis point decline	(11.5)	3.6	(5.0)
100 basis point decline	(21.2)	9.8	(10.0)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation’s assets and liabilities.

Base rate is the Prime rate.

The results as of December 31, 2011, indicate that the Corporation’s NPV would experience a valuation loss in all interest rate scenarios. The percentage change for all rates-up scenarios is within policy guidelines, and the results are similar to the changes in net portfolio value as of December 31, 2010. In 2010, management changed the seven rate scenarios because of the greatly diminished likelihood that interest rates would decline further. While the Prime rate of 3.25% could potentially decline, since the Federal Reserve’s target Federal funds rate is already down to 0.00% to 0.25%, and because the Prime rate and the Federal funds rate generally move in tandem, it is not likely that the Prime rate will decline further. Therefore, management removed the rates down 200 and 300 basis-point scenarios and went with only two rates-down scenarios of 50 and 100 basis points. These two rates-down scenarios could happen but are very unlikely. Management then added a rates-up 400 basis point scenario to model a more aggressive rates-up move.

There is portfolio value volatility as rates rise indicating that the Corporation loses NPV, which is the result of the value of assets declining at a faster rate than the decrease in the value of deposits. Stated in another manner, an increase in interest rates would devalue the Corporation’s assets. This decrease would be larger than the decline in the value of the Corporation’s liabilities. The material reductions in the rates up 200, 300, and 400 basis point scenarios are caused by longer term securities and mortgages on the asset side of the balance sheet. During 2011, the Corporation’s municipal bond segment of the securities portfolio grew slightly due to tax strategies, low loan growth, and high tax equivalent yields available. The book value of municipal bonds grew $4.7 million, or 5.9%, from December 31, 2010, to December 31, 2011. These securities represent the Corporation’s longest and highest yielding securities and they also carry the largest amount of fair value risk if long term rates increase. Traditional 1-4 family residential mortgages are the largest loan type in the Corporation’s loan portfolio. These assets are predominately 15- and 20-year mortgages which represent the Corporation’s longest loan assets. Management anticipates that the rates-up NPV reductions will decline slightly going forward as reductions in longer term assets occur in 2012.

ENB FINANCIAL CORP

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ENB Financial Corp

We have audited the accompanying consolidated balance sheets of ENB Financial Corp and subsidiary (the “Corporation”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENB Financial Corp and subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ S. R. Snodgrass, A.C.

Wexford, PA

March 28, 2012

S.R. Snodgrass, A.C. *2100 Corporate Drive, Suite 400 * Wexford, Pennsylvania 15090-8399 * Phone: (724) 934-0344 * Facsimile: (724) 934-0345

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,
	2011	2010
	$	$
ASSETS

Cash and due from banks	12,511	9,388
Interest bearing deposits in other banks	19,375	16,838
Federal funds sold	—	3,000

Total cash and cash equivalents	31,886	29,226

Securities available for sale (at fair value)	284,011	259,138

Loans held for sale	1,926	771

Loans	412,638	415,234
Less: Allowance for loan losses	8,480	7,132

Net loans	404,158	408,102

Premises and equipment	21,366	20,487

Regulatory stock	4,148	4,680

Bank-owned life insurance	16,552	15,891

Other assets	7,099	9,474

Total assets	771,146	747,769

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing	149,510	131,534
Interest bearing	456,168	464,060

Total deposits	605,678	595,594

Long-term debt	73,000	74,500
Accounts payable for security purchases not yet settled	6,964	—
Other liabilities	3,033	3,442

Total liabilities	688,675	673,536

Stockholders’ equity:
Common stock, par value $0.20
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,858,831
(Issued 2,869,557 and Outstanding 2,856,039 as of 12-31-10)	574	574
Capital surplus	4,304	4,325
Undivided profits	73,632	69,226
Accumulated other comprehensive income, net of tax	4,221	442
Less: Treasury stock shares at cost 10,726 (13,518 shares as of 12-31-10)	(260)	(334)

Total stockholders’ equity	82,471	74,233

Total liabilities and stockholders’ equity	771,146	747,769

See notes to consolidated financial statements

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2011	2010	2009
	$	$	$

Interest and dividend income:
Interest and fees on loans	21,608	22,594	22,763
Interest on securities available for sale:
Taxable	5,983	7,068	8,375
Tax-exempt	3,472	2,939	2,522
Interest on Federal funds sold	—	8	3
Interest on deposits at other banks	47	11	3
Dividend income	123	134	137

Total interest and dividend income	31,233	32,754	33,803

Interest expense:
Interest on deposits	5,214	7,202	8,955
Interest on short-term borrowings	—	1	17
Interest on long-term debt	3,032	3,344	3,846

Total interest expense	8,246	10,547	12,818

Net interest income	22,987	22,207	20,985

Provision for loan losses	1,575	1,800	2,920

Net interest income after provision for loan losses	21,412	20,407	18,065

Other income:

Trust and investment services income	1,125	1,122	1,075
Service fees	1,776	2,073	2,606
Commissions	1,844	1,592	1,409
Gains on securities transactions, net	1,824	1,365	544
Impairment losses on securities:
Impairment losses on investment securities	(1,182)	(79)	(2,056)
Non-credit related losses on securities not expected to be sold in other comprehensive income before tax	858	(314)	1,687
Net impairment losses on investment securities	(324)	(393)	(369)
Gains on sale of loans	187	305	229
Losses on sale of loans	(263)	—	—
Earnings on bank owned life insurance	574	555	646
Other	339	341	300

Total other income	7,082	6,960	6,440

Operating expenses:
Salaries and employee benefits	11,501	10,834	10,867
Occupancy	1,648	1,657	1,440
Equipment	798	819	820
Advertising & marketing	362	445	387
Computer software & data processing	1,571	1,578	1,531
Shares tax	770	798	743
Professional services	1,297	1,465	1,595
Federal deposit insurance	500	689	1,022
Other	1,713	1,772	1,664

Total operating expenses	20,160	20,057	20,069

Income before income taxes	8,334	7,310	4,436

Provision for Federal income taxes	1,186	965	136

Net income	7,148	6,345	4,300

Earnings per share of common stock	2.50	2.23	1.52

Cash dividends paid per share	0.96	0.96	1.17

Weighted-average number of shares outstanding	2,857,345	2,846,021	2,835,721

See notes to consolidated financial statements

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Undivided	Comprehensive	Treasury	Stockholders’
	Stock	Surplus	Profits	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, January 1, 2009	574	4,457	64,629	(963)	(652)	68,045

Comprehensive income:
Net income	—	—	4,300	—	—	4,300
Unrealized holding gains on securities available for sale arising during the year, net of tax $423	—	—	—	821	—	821
Reclassification adjustment for gains included in net income, net of tax ($60)	—	—	—	(116)	—	(116)
Total comprehensive income						705

Treasury stock purchased - 20,500 shares	—	—	—	—	(507)	(507)
Treasury stock issued - 15,305 shares	—	(42)	—	—	391	349
Cash dividends paid, $1.17 per share	—	—	(3,316)	—	—	(3,316)

Balances, December 31, 2009	574	4,415	65,613	(258)	(768)	69,576

Comprehensive income:
Net income	—	—	6,345	—	—	6,345
Unrealized holding gains on securities available for sale arising during the year, net of tax $691	—	—	—	1,342	—	1,342
Reclassification adjustment for gains included in net income, net of tax ($330)	—	—	—	(642)	—	(642)
Total comprehensive income						700

Treasury stock purchased - 2,100 shares	—	—	—	—	(45)	(45)
Treasury stock issued - 19,139 shares	—	(90)	—	—	479	389
Cash dividends paid, $0.96 per share	—	—	(2,732)	—	—	(2,732)

Balances, December 31, 2010	574	4,325	69,226	442	(334)	74,233

Comprehensive income:
Net income	—	—	7,148	—	—	7,148
Unrealized holding gains on securities available for sale arising during the year, net of tax $2,457	—	—	—	4,769	—	4,769
Reclassification adjustment for gains included in net income, net of tax ($510)	—	—	—	(990)	—	(990)
Total comprehensive income						3,779

Treasury stock purchased - 16,000 shares	—	—	—	—	(385)	(385)
Treasury stock issued - 18,792 shares	—	(21)	—	—	459	438
Cash dividends paid, $0.96 per share	—	—	(2,742)	—	—	(2,742)

Balances, December 31, 2011	574	4,304	73,632	4,221	(260)	82,471

See notes to consolidated financial statements

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2011	2010	2009
	$	$	$
Cash flows from operating activities:
Net income	7,148	6,345	4,300
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities and loan fees	2,096	1,560	699
(Increase) decrease in accrued interest receivable	(113)	85	(335)
(Decrease) in accrued interest payable	(263)	(225)	(210)
Provision for loan losses	1,575	1,800	2,920
Gains on securities transactions, net	(1,824)	(1,365)	(544)
Impairment losses on securities	324	393	369
Losses on sale of student loans	263	—	—
Gains on sale of loans	(187)	(305)	(229)
Loans originated for sale	(14,346)	(20,953)	(15,876)
Proceeds from sales of loans	13,378	20,667	16,171
Earnings on bank-owned life insurance	(574)	(555)	(646)
Losses on other real estate owned	60	177	—
Depreciation of premises and equipment and amortization of software	1,328	1,377	1,265
Deferred income tax	(237)	(644)	(963)
Decrease (increase) in prepaid federal deposit insurance	451	617	(2,317)
Other assets and other liabilities, net	(276)	(586)	(497)
Net cash provided by operating activities	8,803	8,388	4,107

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	56,634	55,682	59,423
Proceeds from sales	75,364	47,364	56,412
Purchases	(144,783)	(125,432)	(137,265)
Proceeds from sale of other real estate owned	—	371	—
Purchase of regulatory bank stock	(46)	—	(1)
Redemptions of regulatory bank stock	578	236	—
Purchase of bank-owned life insurance	(87)	(88)	(90)
Net decrease (increase) in loans	2,112	11,664	(17,050)
Purchases of premises and equipment	(1,614)	(706)	(1,983)
Purchase of computer software	(196)	(263)	(255)
Net cash used in investing activities	(12,038)	(11,172)	(40,809)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	24,518	35,204	28,119
Net (decrease) increase in time deposits	(14,434)	(9,553)	30,712
Net decrease in short-term borrowings	—	—	(11,800)
Proceeds from long-term debt	13,000	12,000	13,000
Repayments of long-term debt	(14,500)	(20,000)	(22,500)
Dividends paid	(2,742)	(2,732)	(3,316)
Treasury stock sold	438	389	349
Treasury stock purchased	(385)	(45)	(507)
Net cash provided by financing activities	5,895	15,263	34,057
Increase (decrease) in cash and cash equivalents	2,660	12,479	(2,645)
Cash and cash equivalents at beginning of period	29,226	16,747	19,392
Cash and cash equivalents at end of period	31,886	29,226	16,747

Supplemental disclosures of cash flow information:
Interest paid	8,509	10,772	13,028
Income taxes paid	1,415	1,140	460

Supplemental disclosure of non-cash investing and financing activities:
Securities purchased not yet settled	6,964	—	—
Net transfer of other real estate owned to premises and equipment	441	429	—

See notes to consolidated financial statements

ENB Financial Corp

Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

ENB Financial Corp, through its wholly owned subsidiary, Ephrata National Bank, provides financial services to Northern Lancaster County and surrounding communities. ENB Financial Corp, a bank holding company, was formed on July 1, 2008, to become the parent company of Ephrata National Bank, which existed as a stand-alone national bank since its formation on April 11, 1881. The Corporation’s wholly owned subsidiary, Ephrata National Bank, offers a full array of banking services including loan and deposit products for both personal and commercial customers, as well as trust and investment services, through nine office locations.

Basis of Presentation:

The consolidated financial statements of ENB Financial Corp and its subsidiary, Ephrata National Bank, (collectively “the Corporation”) conform to U.S. generally accepted accounting principles (GAAP). The preparation of these statements requires that management make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates of the Corporation, including the allowance for loan losses, the fair market value of financial instruments, the valuation of foreclosed real estate, other than temporary investment impairments, and deferred tax assets or liabilities, are evaluated regularly by management. Actual results could differ from the reported estimates given different conditions or assumptions.

The accounting and reporting policies followed by the Corporation conform with U.S. GAAP and to general practices within the banking industry. All significant intercompany transactions have been eliminated in consolidation. The following is a summary of the more significant policies.

Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents are identified as cash and due from banks, and include cash on hand, collection items, amounts due from banks, and interest bearing deposits in other banks with maturities of less than 90 days.

Securities Available for Sale:

The Corporation classifies its entire portfolio of debt and equity securities as available for sale securities, which the Corporation reports at fair value. Any unrealized valuation gains or losses in the portfolio are reported as a separate component of stockholders’ equity, net of deferred income taxes. The constant yield method is used for the amortization of premiums and the accretion of discounts for all of the Corporation’s securities with the exception of collateralized mortgage obligations (CMOs) and index amortizing notes (IANs). The constant yield method maintains a stable yield on the instrument through its maturity. For CMOs and IANs, a two-step/proration method is used for amortization and accretion. The first step is a proration based on the current pay down. This component ensures that the book price stays level with par. The second step amortizes or accretes the remaining premium or discount to the calculated final amortization or accretion date based on the current three-month constant prepayment rates. Net gains or losses realized on sales or calls of securities are reported as gains or losses on security transactions during the year of sale, using the specific identification method.

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

•         market dynamics impacting the market for and liquidity of the security.

Management will more closely evaluate those securities that have unrealized losses of 10% or more and have had unrealized losses for more than twelve months. If management determines that the declines in value of the security are

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

not temporary, or if management does not have the ability to hold the security until maturity, which is the case with equity securities, then management will record impairment on the security. For equity securities, typically the amount of impairment is the difference between the security’s book value and current fair market valuedetermined by obtaining independent market pricing. For debt securities evaluated for impairment, management will determine what portion of the unrealized valuation loss is attributed to projected or known loss of principal, and what portion is attributed to market pricing not reflective of the true value of the security, based on current cash flow analysis. Management will generally record impairment equivalent to the projected or known loss of principal, known as the credit loss. The other portion of the fair market value loss is attributed to market factors and it is management’s opinion that these fair value losses are temporary and not permanent. All impairment is recorded as a loss on securities and is included in the Corporation’s Consolidated Statements of Income.

Loans:

Loans receivable, that management has the intent and ability to hold for the foreseeable future, or until maturity, or payoff, generally are reported at the outstanding principal balances, reduced by any charge-offs and net of any deferred loan origination fees or costs. Net loan origination fees and costs are deferred and recognized as an adjustment of yield over the contractual life of the loan.

In general, fixed-rate residential mortgage loans originated by the Corporation and held for sale are carried in the aggregate at the lower of cost or market. The Corporation originates loans for immediate sale to Wells Fargo but does not service these mortgages. Previous to 2011, the Corporation sold residential mortgages to Fannie Mae, but retained the servicing of the mortgages. This practice was discontinued in the fall of 2010. As a result, the Corporation still services a small portfolio of mortgages originated at the Bank, but sold to Fannie Mae.

Interest accrues daily on outstanding loan balances. Generally, the accrual of interest discontinues when the ability to collect the loan becomes doubtful or when a loan becomes more than 90 days past due as to principal and interest. Management may elect to continue the accrual of interest based on the expectation of future payments and/or the sufficiency of the underlying collateral.

Loans Held for Sale:

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

For loans deemed to be impaired, management will provide a specific allocation. This loan balance is then subtracted from the total loan balances being allocated for in the aggregate. The remaining balances, along with the full loan balances for the other loan types are then multiplied by an adjusted loss ratio, which is the sum of both the historical loss ratio and a qualitative factor adjustment. Generally both the historical loss ratio and the qualitative factor

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

adjustment will increase as the credit rating of the loan deteriorates. The credit ratings begin with unclassified loans, which represent the best internal credit rating, also referred to as a “pass” credit and then continue with declining grades of special mention, substandard, doubtful, and loss. Special mention loans are no longer deemed to be a “pass” credit and require additional management attention. They are essentially placed on “watched” status and attempts are made to improve the credit to an unclassified status. If the credit would deteriorate further it would then be a substandard credit, which for regulatory purposes, is deemed to be a classified loan. Doubtful and loss credit grades represent further credit deterioration and are also considered a classified loan.

For each loan type all of these credit rating categories are broken out with adjusted loss ratios. The loan balance is then multiplied by the adjusted loss ratio to produce the required allowance. The allowances are totaled and added to any specific allocations on impaired loans to arrive at the total allowance for loan losses for the Corporation.

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

In terms of the Corporation’s loan portfolio, the commercial and industrial loans and commercial real estate loans are deemed to have more risk than the consumer real estate loans and other consumer loans in the portfolio. The commercial loans not secured by real estate are highly dependent on financial condition and are more dependent on economic conditions. The commercial loans secured by real estate are also dependent on economic conditions but generally have stronger forms of collateral. More recently, commercial real estate has been negatively impacted by devaluation so these commercial loans carry a higher qualitative factor for changes in the value of collateral. The commercial loans and commercial real estate loans have historically been responsible for the majority of the Corporation’s delinquencies, non-accrual loans, and charge-offs so both of these categories carry higher qualitative factors than consumer real estate loans and other consumer loans. The Corporation has historically experienced very low levels of consumer real estate and consumer loan charge-offs so these qualitative factors are set lower than the commercial real estate and commercial and industrial loans. More recently, the agriculture segment of the loan portfolio is growing faster than all other segments and, therefore, the qualitative factors for trends and collateral were increased in this area due to more volume and increased exposure to potential loss.

Impaired and Non-Accrual Loans:

The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap. Generally, a non-accrual loan will always be considered impaired due to payment delinquency or uncertain collection, but there are cases where an impaired loan is not considered non-accrual. For example, management may

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

consider a loan impaired due to insufficient collateral, but not place the loan on non-accrual because the loan is current and has a history of timely payments. The primary factors considered by management in determining impairment include payment status and collateral value but could also include debt service coverage, financial health of the business, and other external factors that could impact the ability of the borrower to fully repay the loan. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan using the original interest rate and its recorded value or, as a practical expedient in the case of collateral-dependent loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Management will place a business or commercial loan on non-accrual status when it is determined that the loan is impaired, or when the loan is 90 days past due with a history of prolonged periods of delinquency. These customers will generally be placed on non-accrual status at the end of each quarter. Consumer loans over 90 days delinquent are generally charged off or, in the case of larger residential real estate loans, they would be placed on non-accrual as the Corporation seeks to bring the customer current or pursue foreclosure options. When the borrower is on non-accrual, the Corporation will reverse any accrued interest on the books and will discontinue recognizing any interest income until the borrower is placed back on accrual status or fully pays off the loan balance plus any accrued interest. Any payments received by the customer while the loan is on non-accrual are fully applied against principal. The Corporation maintains records of the full amount of interest that is owed by the borrower. A non-accrual loan will generally only be placed back on accrual status after the borrower has become current and has demonstrated six consecutive months of non delinquency.

Allowance for Off-Balance Sheet Extensions of Credit:

The Corporation maintains an allowance for off-balance sheet extensions of credit which would include any unadvanced amount on lines of credit and any letters of credit provided to borrowers. The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets. The liability was $264,000 as of December 31, 2011, and $263,000 as of December 31, 2010. Management follows the same methodology as the allowance for loan losses when calculating the allowance for off-balance sheet extensions of credit, with the exception of multiplying the unadvanced total by a high/low balance variance to arrive at the expected unadvanced portion that could be drawn upon at any time, or the amount at risk. The unadvanced amounts for each loan segment are broken down by credit classification. A historical loss ratio and qualitative factor are calculated for each credit classification by loan type. The historical loss ratio and qualitative factor are combined to produce an adjusted loss ratio which is multiplied by the amount at risk for each credit classification within each loan segment to arrive at an allocation. The allocations are summed to arrive at the total allowance for off-balance sheet extensions of credit.

Other Real Estate Owned (OREO):

OREO represents properties acquired through customer loan defaults. These properties are recorded at the fair value less projected disposal costs at acquisition date. Fair value is determined by current appraisals. Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets. The Corporation did not hold any OREO property as of December 31, 2011, but had $400,000 of OREO as of December 31, 2010.

Mortgage Servicing Rights (MSRs):

The Corporation has agreements for the express purpose of selling residential mortgage loans in the secondary market, referred to as mortgage servicing rights. The Corporation maintains all servicing rights for loans previously sold through Fannie Mae. Originated MSRs are recorded by allocating total costs incurred between the loans and servicing rights based on their relative fair values. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio. Impairment is evaluated based on the fair value of the right, portfolio interest rates, and prepayment characteristics. MSRs are a component of other assets on the Consolidated Balance Sheets.

Premises and Equipment:

Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Book depreciation is computed using straight-line methods over the estimated useful lives of generally fifteen to thirty-nine years for buildings and improvements and five to ten years for furniture and equipment. Maintenance and repairs of property and equipment are charged to operational expense as incurred, while major improvements are capitalized. Net gains or losses upon disposition are included in other income or operational expense, as applicable.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

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

Bank-Owned Life Insurance (BOLI):

BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $16,552,000 and $15,891,000 as of December 31, 2011, and 2010, respectively.

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

Advertising Costs:

The Corporation expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2011, 2010, and 2009, were $362,000, $445,000, and $387,000, respectively.

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

Pension Plans:

The Corporation has a noncontributory defined contribution pension plan covering substantially all employees. The Corporation contributes 5.0% of qualifying employees’ covered compensation, plus 5.0% of covered compensation in excess of the Social Security wage base, which is charged to operating expense and funded on a current basis.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The Corporation also provides an optional 401(K) plan, in which employees may elect to defer pre-tax salary dollars, subject to the maximum annual Internal Revenue Service contribution amounts. The Corporation will match 50% of employee contributions up to 5%, limiting the match to 2.5%.

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

Recently Issued Accounting Standards:

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Corporation has no troubled debt restructurings as of December 31, 2011, and was therefore not required to present further disclosure.

In April 2011, the FASB issued ASU 2011-03, Transfers and Services (Topic 860):Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820):Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80):Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50.This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE B - SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

The amortized cost and fair value of securities held at December 31, 2011, and 2010, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2011
U.S. government agencies	44,669	1,959	(14)	46,614
U.S. agency mortgage-backed securities	54,264	874	(9)	55,129
U.S. agency collateralized mortgage obligations	55,908	462	(321)	56,049
Private collateralized mortgage obligations	8,251	25	(1,051)	7,225
Corporate bonds	25,579	230	(511)	25,298
Obligations of states and political subdivisions	84,945	4,852	(52)	89,745
Total debt securities	273,616	8,402	(1,958)	280,060
Marketable equity securities	4,000	—	(49)	3,951
Total securities available for sale	277,616	8,402	(2,007)	284,011

December 31, 2010
U.S. government agencies	46,701	1,310	(125)	47,886
U.S. agency mortgage-backed securities	38,201	844	(207)	38,838
U.S. agency collateralized mortgage obligations	64,713	886	(206)	65,393
Private collateralized mortgage obligations	12,900	132	(1,220)	11,812
Corporate bonds	11,749	234	(74)	11,909
Obligations of states and political subdivisions	80,204	602	(1,405)	79,401
Total debt securities	254,468	4,008	(3,237)	255,239
Marketable equity securities	4,000	—	(101)	3,899
Total securities available for sale	258,468	4,008	(3,338)	259,138

The amortized cost and fair value of debt securities available for sale at December 31, 2011, by contractual maturity are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	42,593	42,850
Due after one year through five years	96,952	97,645
Due after five years through ten years	61,818	63,886
Due after ten years	72,253	75,679
Total debt securities	273,616	280,060

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

Proceeds from sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

	Securities Available for Sale
	2011	2010	2009
	$	$	$
Proceeds from sales	75,364	47,364	56,412
Gross realized gains	2,154	1,405	1,145
Gross realized losses	(654)	(433)	(970)

The gross realized losses above include $324,000 of impairment in 2011, $393,000 in 2010, and $369,000 in 2009.

Securities available for sale with a par value of $73,049,000 and $66,801,000 at December 31, 2011 and 2010, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $77,874,000 at December 31, 2011, and $70,718,000 at December 31, 2010.

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. As of December 31, 2011, four private collateralized mortgage obligation (PCMO) securities were considered to be other than temporarily impaired. Impairment taken on these four securities amounted to $324,000 in 2011. Cumulative impairment on the four PCMO securities deemed impaired as of December 31, 2011, was $1,057,000.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

As of December 31, 2011, all other securities carrying unrealized losses were determined not to be other than temporarily impaired. Information pertaining to securities with gross unrealized losses at December 31, 2011, and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2011
U.S. government agencies	5,995	(14)	—	—	5,995	(14)
U.S. agency mortgage-backed securities	4,998	(9)	—	—	4,998	(9)
U.S. agency collateralized mortgage obligations	23,631	(321)	—	—	23,631	(321)
Private collateralized mortgage obligations	—	—	4,919	(1,051)	4,919	(1,051)
Corporate bonds	12,392	(497)	491	(14)	12,883	(511)
Obligations of states & political subdivisions	2,767	(17)	2,977	(35)	5,744	(52)
Total debt securities	49,783	(858)	8,387	(1,100)	58,170	(1,958)
Marketable equity securities	—	—	951	(49)	951	(49)
Total temporarily impaired securities	49,783	(858)	9,338	(1,149)	59,121	(2,007)

As of December 31, 2010
U.S. government agencies	5,904	(125)	—	—	5,904	(125)
U.S. agency mortgage-backed securities	16,331	(207)	—	—	16,331	(207)
U.S. agency collateralized mortgage obligations	21,256	(206)	—	—	21,256	(206)
Private collateralized mortgage obligations	—	—	7,377	(1,220)	7,377	(1,220)
Corporate bonds	4,588	(74)	—	—	4,588	(74)
Obligations of states & political subdivisions	42,453	(1,294)	3,568	(111)	46,021	(1,405)
Total debt securities	90,532	(1,906)	10,945	(1,331)	101,477	(3,237)
Marketable equity securities	—	—	1,899	(101)	1,899	(101)
Total temporarily impaired securities	90,532	(1,906)	12,844	(1,432)	103,376	(3,338)

Debt securities were responsible for nearly 98% of the unrealized losses as of December 31, 2011, compared to 97% as of December 31, 2010. In the debt security portfolio, there are 43 positions carrying unrealized losses as of December 31, 2011, compared to 117 positions as of December 31, 2010. Municipal bonds accounted for 11 of the 43 unrealized loss positions as of December 31, 2011, with an average loss of $5,000. Of the 43 unrealized loss positions as of December 31, 2011, 39 were considered temporarily impaired and four PCMOs were considered other than temporarily impaired, whereas on December 31, 2010,113 of 117 positions were considered temporarily impaired.

Impairment charges of $324,000 were recognized during 2011 on the four PCMOs considered impaired as of December 31, 2011, in order to write the securities down to a level of anticipated principal recovery. The amount of impairment recorded during 2011 on the PCMO bonds was determined by evaluating cash flow analysis along with projected default and severity rates on a security-by-security basis. Each of the four PCMO securities had a level of credit protection that initially protected the bonds from principal losses. Impairment is taken only after the analysis shows credit protection against past and present losses being exhausted. Management tracks historical prepayment speeds and projects future speeds. Faster prepayment speeds are beneficial in accelerating the return of principal to the Corporation and minimizing the risk of more defaults which would cause credit losses. Management has determined the constant prepayment rate (CPR) of each PCMO, with three of the PCMOs modeled at 15 CPR and the other security being modeled at 8 CPR. A 15 CPR means that fifteen percent of the principal would be expected to

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

prepay in one year’s time. The average CPR on the entire portfolio of PCMOs for 2011 was just under 13 CPR, which is a faster speed than the 10 CPR experienced in 2010. These speeds may slow in the future should interest rates increase. Based on the historical, current, and expected prepayment speeds, management determined that it was appropriate to take impairment on four of the PCMOs during 2011, with expectations of principal loss based on forward projections of default and severity rates, with three of the PCMOs paying at an average of 15 CPR and the other security paying at an average of 8 CPR.

The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. The table below details the other-than-temporary impairment charges recorded as of December 31, 2011 and 2010:

SECURITY IMPAIRMENT CHARGES

December 31, 2011

(DOLLARS IN THOUSANDS)

	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$
Private collateralized mortgage obligations	7,116	6,069	(1,047)	324

SECURITY IMPAIRMENT CHARGES

December 31, 2010

(DOLLARS IN THOUSANDS)

	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$
Private collateralized mortgage obligations	3,824	3,304	(520)	393

The above tables reflect the book value, market value, and unrealized losses carried on the four impaired PCMO securities as of December 31, 2011, and two impaired PCMO securities as of December 31, 2010. The remaining unrealized losses are deemed to be non-credit or unrealized market value losses that are temporary.

The following tables provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(DOLLARS IN THOUSANDS)	For the year ended December 31,
	2011	2010	2009
	$	$	$
Beginning balance	733	369	—
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	162	—	369
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	162	393	—
Reductions on debt securities sold during the period	—	(29)	—

Ending balance	1,057	733	369

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

Recent market conditions throughout the financial industry have made the evaluation regarding the possible impairment of MBS and CMO securities difficult to fully determine given the volatility of their pricing, based not only on rate changes, but collateral uncertainty as well. The vast majority of the MBS and CMOs owned by the Corporation are backed by the U.S. government. Approximately 7% of the Corporation’s MBS and CMOs are PCMOs, not backed by the U.S. government. As of December 31, 2011, five PCMOs were held with one of the five rated AAA by either Moodys or S&P. The remaining four PCMOs were rated below investment grade, which are the same securities considered impaired as of December 31, 2011. Impairment charges, as detailed above, were taken on these securities during 2011. Management conducts impairment analysis on a quarterly basis and currently has no plans to sell these securities. Cash flow analysis performed under severe stress testing indicated a need to take impairment on the four bonds. Additionally, default rates on these PCMOs, the severity rates of the defaults, and future prepayment speeds could alter management’s projections of future losses and the need to take additional impairment. Management has concluded that, as of December 31, 2011, the remaining unrealized losses of $1,047,000 carried on the four impaired PCMOs represent temporary declines. The Corporation does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables present the Corporation’s loan portfolio by category of loans for 2011 and 2010 and the summary of the allowance for loan losses for years 2011, 2010, and 2009.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2011	2010
	$	$
Commercial real estate
Commercial mortgages	95,347	96,256
Agriculture mortgages	73,287	60,513
Construction	18,957	14,781
Total commercial real estate	187,591	171,550

Consumer real estate (a)
1-4 family residential mortgages	133,959	137,361
Home equity loans	14,687	17,719
Home equity lines of credit	15,004	12,490
Total consumer real estate	163,650	167,570

Commercial and industrial
Commercial and industrial	25,913	28,434
Tax-free loans	19,072	23,028
Agriculture loans	12,884	11,756
Total commercial and industrial	57,869	63,218

Consumer	3,590	13,045

Gross loans prior to deferred fees	412,700	415,383
Less:
Deferred loan fees, net	62	149
Allowance for loan losses	8,480	7,132
Total net loans	404,158	408,102

(a)	Real estate loans serviced for Fannie Mae, which are not included in the Consolidated Balance Sheets, totaled $8,904,000 and $10,101,000 as of December 31, 2011, and 2010, respectively.

ALLOWANCE FOR LOAN LOSSES SUMMARY

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2011	2010	2009
	$	$	$
Balance at January 1	7,132	5,912	4,203
Amounts charged off	(463)	(670)	(1,260)
Recoveries of amounts previously charged off	236	90	49
Balance before current year provision	6,905	5,332	2,992
Provision charged to operating expense	1,575	1,800	2,920
Balance at December 31	8,480	7,132	5,912

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of December 31, 2011 and 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation’s internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
December 31, 2011	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	76,532	67,235	13,869	21,561	19,072	11,943	210,212
Special Mention	3,872	773	132	1,173	—	65	6,015
Substandard	14,943	5,279	4,956	3,179	—	876	29,233
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	95,347	73,287	18,957	25,913	19,072	12,884	245,460

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
December 31, 2010	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	73,299	53,757	11,377	23,454	23,028	10,932	195,847
Special Mention	8,657	5,667	126	2,403	—	589	17,442
Substandard	14,300	1,089	3,278	2,577	—	235	21,479
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	96,256	60,513	14,781	28,434	23,028	11,756	234,768

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2011 and 2010:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family	Home	Home Equity
December 31, 2011	Residential	Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	133,852	14,687	15,004	3,590	167,133
Non-performing	316	146	—	—	462
Total	134,168	14,833	15,004	3,590	167,595

	1-4 Family	Home	Home Equity
December 31, 2010	Residential	Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	137,268	17,661	12,490	13,044	180,463
Non-performing	93	58	—	1	152
Total	137,361	17,719	12,490	13,045	180,615

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of December 31, 2011 and 2010:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
December 31, 2011							Receivable
	30-59 Days	60-89 Days	Greater than	Total		Total	> 90 Days
	Past Due	Past Due	90 Days	Past Due	Current	Loans Receivable	and Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	390	—	—	390	94,957	95,347	—
Agriculture mortgages	—	—	—	—	73,287	73,287	—
Construction	132	—	—	132	18,825	18,957	—
Consumer real estate
1-4 family residential mortgages	1,684	140	107	1,931	132,028	133,959	107
Home equity loans	79	101	—	180	14,507	14,687	—
Home equity lines of credit	—	15	—	15	14,989	15,004	—
Commercial and industrial
Commercial and industrial	49	—	101	150	25,763	25,913	—
Tax-free loans	—	—	—	—	19,072	19,072	—
Agriculture loans	—	—	—	—	12,884	12,884	—
Consumer	18	5	—	23	3,567	3,590	—
Total	2,352	261	208	2,821	409,879	412,700	107

							Loans
December 31, 2010							Receivable
	30-59 Days	60-89 Days	Greater than	Total		Total	> 90 Days
	Past Due	Past Due	90 Days	Past Due	Current	Loans Receivable	and Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	305	81	1,502	1,888	94,368	96,256	—
Agriculture mortgages	—	—	—	—	60,513	60,513	—
Construction	—	—	224	224	14,557	14,781	—
Consumer real estate
1-4 family residential mortgages	1,201	113	93	1,407	135,954	137,361	93
Home equity loans	133	82	58	273	17,446	17,719	58
Home equity lines of credit	—	—	—	—	12,490	12,490	—
Commercial and industrial
Commercial and industrial	23	1	—	24	28,410	28,434	—
Tax-free loans	—	—	—	—	23,028	23,028	—
Agriculture loans	—	—	—	—	11,756	11,756	—
Consumer	27	5	1	33	13,012	13,045	1
Total	1,689	282	1,878	3,849	411,534	415,383	152

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

As of December 31, 2011, 2010, and 2009, all of the Corporation’s loans on non-accrual status were also considered impaired. Interest income on loans would have increased by approximately $150,000, $293,000, and $111,000 during 2011, 2010, and 2009, respectively, if these loans had performed in accordance with their original terms.

The following table presents non-accrual loans by classes of the loan portfolio as of December 31:

NON-ACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	2011	2010
	$	$
Commercial real estate
Commercial mortgages	1,265	3,280
Agriculture mortgages	—	—
Construction	—	224
Consumer real estate
1-4 family residential mortgages	209	—
Home equity loans	146	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	242	377
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,862	3,881

Information with respect to impaired loans as of and for the years ended December 31 is as follows:

IMPAIRED LOANS
(DOLLARS IN THOUSANDS)

	2011	2010	2009
	$	$	$
Impaired loans
Loan balances without a related allowance for loan losses	2,268	3,820	4,537
Loan balances with a related allowance for loan losses	1,252	1,736	3,078
Related allowance for loan losses	201	231	811

Average recorded balance of impaired loans	3,894	6,472	3,596
Interest income recognized on impaired loans	119	122	39

During 2011 there was no loan modification made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2011:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	473	473	—	641	—
Agriculture mortgages	1,658	1,658	—	1,667	119
Construction	—	67	—	44	—
Total commercial real estate	2,131	2,198	—	2,352	119

Commercial and industrial
Commercial and industrial	137	137	—	226	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	137	137	—	226	—

Total with no related allowance	2,268	2,335	—	2,578	119

With an allowance recorded:
Commercial real estate
Commercial mortgages	1,147	1,244	140	1,245	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	1,147	1,244	140	1,245	—

Commercial and industrial
Commercial and industrial	105	105	61	71	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	105	105	61	71	—

Total with a related allowance	1,252	1,349	201	1,316	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,620	1,717	140	1,886	—
Agriculture mortgages	1,658	1,658	—	1,667	119
Construction	—	67	—	44	—
Total commercial real estate	3,278	3,442	140	3,597	119

Commercial and industrial
Commercial and industrial	242	242	61	297	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	242	242	61	297	—

Total	3,520	3,684	201	3,894	119

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	$	$	$	$	$
With no related allowance recorded:
Commercial real estate
Commercial mortgages	1,846	2,026	—	2,507	—
Agriculture mortgages	1,675	1,675	—	1,570	101
Construction	—	—	—	—	—
Total commercial real estate	3,521	3,701	—	4,077	101

Commercial and industrial
Commercial and industrial	299	299	—	521	21
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	299	299	—	521	21

Total with no related allowance	3,820	4,000	—	4,598	122

With an allowance recorded:
Commercial real estate
Commercial mortgages	1,434	1,590	117	1,553	—
Agriculture mortgages	—	—	—	—	—
Construction	224	831	106	233	—
Total commercial real estate	1,658	2,421	223	1,786	—

Commercial and industrial
Commercial and industrial	78	78	8	88	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	78	78	8	88	—

Total with a related allowance	1,736	2,499	231	1,874	—

Total by loan class:
Commercial real estate
Commercial mortgages	3,280	3,616	117	4,060	—
Agriculture mortgages	1,675	1,675	—	1,570	101
Construction	224	831	106	233	—
Total commercial real estate	5,179	6,122	223	5,863	101

Commercial and industrial
Commercial and industrial	377	377	8	609	21
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	377	377	8	609	21

Total	5,556	6,499	231	6,472	122

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

		Consumer	Commercial
	Commercial	Real	and
	Real Estate	Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$

Allowance for credit losses:
Beginning balance	2,605	1,254	2,816	75	382	7,132
Charge-offs	97	13	315	38	—	463
Recoveries	—	2	229	5	—	236
Provision	933	181	95	19	347	1,575
Ending balance	3,441	1,424	2,825	61	729	8,480

Ending balance: individually evaluated for impairment	140	—	61	—	—	201
Ending balance: collectively evaluated for impairment	3,301	1,424	2,764	61	729	8,279
Ending balance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Loans receivable:
Ending balance	187,591	163,650	57,869	3,590		412,700
Ending balance: individually evaluated for impairment	3,278	—	242	—		3,520
Ending balance: collectively evaluated for impairment	184,313	163,650	57,627	3,590		409,180
Ending balance: loans acquired with deteriorated credit quality	—	—	—	—		—

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

		Consumer	Commercial
	Commercial	Real	and
	Real Estate	Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$

Allowance for credit losses:
Beginning balance	1,238	680	3,901	83	10	5,912
Charge-offs	156	67	416	31	—	670
Recoveries	—	—	82	8	—	90
Provision	1,523	641	(751)	15	372	1,800
Ending balance	2,605	1,254	2,816	75	382	7,132

Ending balance: individually evaluated for impairment	223	—	8	—	—	231
Ending balance: collectively valuated for impairment	2,382	1,254	2,808	75	382	6,901
Ending balance: loans acquired with deteriorated credit quality	—	—	—	—	—	—

Loans receivable:
Ending balance	171,550	167,570	63,218	13,045		415,383
Ending balance: individually evaluated for impairment	5,179	—	377	—		5,556
Ending balance: collectively evaluated for impairment	166,371	167,570	62,841	13,045		409,827
Ending balance: loans acquired

NOTE D - PREMISES AND EQUIPMENT

(DOLLARS IN THOUSANDS)

The major classes of the Corporation’s premises and equipment and accumulated depreciation are as follows:

	December 31,
	2011	2010
	$	$
Land	3,458	3,017
Buildings and improvements	21,892	21,114
Furniture and equipment	10,415	9,696
Construction in process	107	91
Total	35,872	33,918
Less accumulated depreciation	14,506	13,431
Premises and equipment	21,366	20,487

Depreciation expense, which is included in operating expenses, amounted to $1,075,000 for 2011, $1,077,000 for 2010, and $1,038,000 for 2009. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service. As of December 31, 2011,

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

the construction in process consists primarily of costs associated with renovations being made to existing facilities to be completed in 2012.

NOTE E – FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB), which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB System. It makes loans to members in accordance with policies and procedures established by the board of directors of the FHLB. As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year, or 5% of its outstanding advances from the FHLB.  At December 31, 2011, the Bank held $3,960,000 in stock of the FHLB compared to $4,492,000 as of December 31, 2010. In December 2008, the FHLB announced that it had suspended the payment of dividends and the regular repurchase of excess capital stock to preserve its capital level. That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition.

Since the fourth quarter of 2010, the FHLB has announced several excess capital stock repurchases. This has caused the Corporation’s capital stock position to decline from $4,492,000 as of December 31, 2010, to $3,960,000 as of December 31, 2011. With the stock repurchases, the Corporation no longer has any excess capital stock. As a result, any future excess capital stock repurchase would not impact the Corporation unless the amount of FHLB borrowings would decline and then cause an excess capital stock position. While the FHLB has not committed to regular repurchases of excess stock, a sustained pattern has developed and the Corporation does view these recent actions as a strong indicator that any excess capital stock could be repurchased in the future. Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to periodically repurchase excess capital stock.

Subsequent to December 31, 2011, but prior to the filing of this report, the FHLB announced the payment of a dividend to its shareholders effective February 23, 2012. The dividend payment will be equivalent to 0.10 percent annualized and is a significant step towards the restoration of ongoing dividend payments. While the FHLB has not committed to regular dividend payments, it will continue to monitor the overall financial performance of the bank in order to determine the status of future dividends. The resumption of dividends supports the Corporation’s conclusion that its investment in FHLB stock is not impaired.

The Corporation evaluated its holding of FHLB stock for impairment and deemed the stock to not be impaired due to the expected recoverability of the par value, which equals the value reflected within the Corporation’s financial statements.  The decision was based on several items ranging from the estimated true economic losses embedded within the FHLB’s mortgage portfolio, to the FHLB’s liquidity position and improving capital levels, and lastly FHLB’s credit rating.  The Corporation utilizes the impairment framework outlined in GAAP to evaluate FHLB stock for impairment.

The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s FHLB stock holding; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allows management to dispose of the stock. Based on its analysis of these factors, and the dividend declaration made subsequent to the date of this report, the Corporation determined that its holding of FHLB stock was not impaired on December 31, 2011.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE F - DEPOSITS

(DOLLARS IN THOUSANDS)

Deposits by major classification are summarized as follows:

	December 31,
	2011	2010
	$	$

Non-interest bearing demand	149,510	131,534
NOW accounts	61,246	63,877
Money market deposit accounts	56,872	55,111
Savings accounts	100,377	92,964
Time deposits under $100,000	161,010	175,536
Time deposits of $100,000 or more	76,663	76,572
Total deposits	605,678	595,594

At December 31, 2011, the scheduled maturities of time deposits are as follows:

2012	112,645
2013	36,423
2014	26,580
2015	31,177
2016	30,848

Total	237,673

NOTE G - SHORT-TERM BORROWINGS

(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one business day from the transaction date, overnight borrowings from the Federal Reserve Discount Window, and FHLB advances with a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
	$	$	$

Total short-term borrowings outstanding at year end	—	—	—
Average interest rate at year end	—	—	—
Maximum outstanding at any month end	100	4,065	12,147
Average amount outstanding for the year	80	523	3,379
Weighted-average interest rate for the year	0.37%	0.26%	0.50%

As of December 31, 2011, the Corporation had approved unsecured Federal funds lines of $39 million. The Corporation also has the ability to borrow through the FRB Discount Window. The amount of borrowing available through the Discount Window was $21.7 million as of December 31, 2011. For further information on borrowings from the FHLB see Note H.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE H – OTHER BORROWED FUNDS

(DOLLARS IN THOUSANDS)

Maturities of other borrowings at December 31, 2011, and 2010, are summarized as follows:

	At December 31, 2011		At December 31, 2010
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	%	$	%

FHLB fixed rate loans
2011	—	—	4,500	4.61
2012	5,000	4.13	5,000	4.13
2013	10,500	2.54	10,500	2.54
2014	6,500	2.32	6,500	2.32
2015	3,000	2.21	3,000	2.21
2016	13,000	2.16	—	—

FHLB convertible loans
2011	—	—	5,000	4.79
2012	7,500	4.62	7,500	4.62
2014	5,000	4.44	5,000	4.44
2015	2,500	4.17	2,500	4.17

Repurchase agreements
2011	—	—	5,000	4.64
2012	5,000	4.82	5,000	4.82
2014	5,000	4.78	5,000	4.78
2015	10,000	4.37	10,000	4.37
Total other borrowings	73,000	3.51	74,500	3.97

As a member of the FHLB Pittsburgh, the Corporation has access to significant credit facilities. Borrowings from FHLB are secured with a blanket security agreement and required investment of FHLB member bank stock. As part of the security agreement, the Corporation maintains unencumbered qualifying assets (principally 1-4 family residential mortgage loans) in an amount at least as much as the advances from the FHLB. Additionally, the Corporation’s FHLB stock of $3,960,000 at December 31, 2011, and $4,492,000 at December 31, 2010, is also pledged to secure these advances.

The Corporation had an FHLB maximum borrowing capacity of $186.9 million as of December 31, 2011, with remaining borrowing capacity of approximately $133.9 million. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated quarterly.

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

As of December 31, 2011, the Corporation had four repurchase agreements, securities sold under an agreement to repurchase, for $20 million, compared to $25 million at December 31, 2010, and $30 million at December 31, 2009. All of these repurchase agreements are accounted for as collateralized financing. The Corporation pledged securities with a fair market value of $28.1 million as of December 31, 2011, as collateral for these borrowings. All repurchase instruments have call features with different variable-to-fixed and fixed-to-variable rate provisions. A summary of repurchase agreements for the years ended December 31, 2011, 2010, and 2009 is as follows:

REPURCHASE AGREEMENTS

(DOLLARS IN THOUSANDS)

	2011	2010	2009
	$	$	$

Total repurchase agreements outstanding at year end	20,000	25,000	30,000
Average interest rate at year end	4.58%	4.59%	4.35%
Maximum outstanding at any month end	25,000	30,000	30,000
Average amount outstanding for the year	24,151	29,384	30,000
Weighted-average interest rate for the year	4.66%	4.44%	4.31%

The Corporation uses repurchase agreements as a secondary source of funding after customer deposits as a way to mitigate interest rate risk and extend liability length. Management views repurchase agreements as a diversification of funding outside of the FHLB. No new repurchase agreements have been entered into since 2008.

NOTE I – CAPITAL TRANSACTIONS

On July 1, 2008, ENB Financial Corp, a bank holding company, was formed. With formation, all treasury stock shares were retired. As a result, management needed to obtain new treasury shares to utilize for existing stock purchase plans. Therefore, on August 14, 2008, the Board authorized a stock buyback plan for the purchase of up to 140,000 shares. Through December 31, 2011, 71,000 shares have been purchased through this plan at a weighted-average cost per share of $24.93.

Currently, three stock plans are in place, a nondiscriminatory employee stock purchase plan, which allows employees to purchase shares at a 10% discount from the stock’s fair market value at the end of each quarter, a dividend reinvestment plan, and a directors’ stock purchase plan. All plans issue shares from treasury shares acquired. During 2011, 18,792 shares were reissued from treasury shares in connection with the plans. As of December 31, 2011, the Corporation held 10,726 treasury shares, at a weighted-average cost of $24.28 per share, with a cost basis of $260,000.

NOTE J – RETIREMENT PLANS

The Corporation has a defined contribution pension plan (the plan) covering all employees aged 21 or older who work 1,000 or greater hours in a calendar year and have completed at least one full year of employment. For years 2009 and prior, the Corporation contributed 7.5% of the covered compensation of all plan participants, plus 5.7% of covered compensation in excess of the Social Security wage base, which was $106,800 for 2009. Beginning in January 2010, the Corporation reduced the employer contribution into the pension plan from 7.5% to 5.0% and began a 50% match on employee 401(K) contributions up to 5.0%, limiting the match to a total of 2.5%. With the change to a 5.0% employer contribution into the pension plan, the additional compensation in excess of the Social Security wage base was limited to 5.0% rather than 5.7%, as the plan limits any further compensation to the amount that all covered plan participants receive. As a result, in 2010 and 2011, all covered plan participants received the 5.0% pension contribution. Additionally, those employees with compensation in excess of the Social Security wage base received an additional 5.0% on compensation over the Social Security wage base.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

For purposes of the defined contribution pension plan, covered compensation was limited to $245,000 in 2011, 2010, and 2009. Total expenses of the plan were $311,000, $387,000, and $531,000, for 2011, 2010, and 2009, respectively. The Corporation’s pension plan is fully funded as all obligations are funded monthly.

The Corporation also provides an optional 401(K) plan, in which employees may elect to defer pre-tax salary dollars, subject to the maximum annual Internal Revenue Service contribution amounts. The contribution maximum for 2011 and 2010 was $16,500 for persons under age 50, and $22,000 for persons over age 50. In years prior to 2010, no employer contributions were made into the 401(K) plan. Beginning in January 2010, related to the decrease in the pension contribution amount from 7.5% to 5.0% discussed above, the Corporation began to match employee contributions into the 401(K) plan at a rate of 50% on the first 5.0% of employee contributions. In this manner, employees that contributed at least 5% of their pre-tax pay into the 401(K) plan would receive the equivalent of 7.5% of employer contributions, 5.0% in the pension plan and 2.5% in the 401(K) plan. The Corporation had a total expense of $166,000 in 2011 and $152,000 in 2010 in the form of matching 401(K) contributions to employees.

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

The life insurance policies had an aggregate face amount of $3,911,000 for December 31, 2011, and 2010. The death benefits totaled $6,866,000 and $6,678,000 as of December 31, 2011, and 2010, respectively. The cash surrender value of the above policies totaled $4,266,000 and $4,044,000 as of December 31, 2011, and 2010, respectively. The net present value of the vested portion of deferred payments totaled $1,057,000 at December 31, 2011, and $1,327,000 at December 31, 2010. The interest rate used to discount these obligations was 5.50% for 2011, 2010, and 2009. These net present value amounts are included in other liabilities on the Corporation’s Consolidated Balance Sheets. Total charges to expense for deferred compensation amounted to $109,000 for 2011, $35,000 for 2010, and $94,000 for 2009, and are included in other operating expenses in the Consolidated Statements of Income.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE L - INCOME TAXES

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. A reconciliation of the differences by amount and percent is as follows:

FEDERAL INCOME TAX SUMMARY
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2011		2010		2009
	$	%	$	%	$	%
Income tax at statutory rate	2,834	34.0	2,485	34.0	1,508	34.0
Tax-exempt interest income	(1,470)	(17.7)	(1,416)	(19.4)	(1,260)	(28.3)
Non-deductible interest expense	75	0.9	96	1.3	107	2.4
Bank-owned life insurance	(195)	(2.3)	(190)	(2.6)	(220)	(5.0)
Other	(58)	(0.7)	(10)	(0.1)	1	—
Income tax expense	1,186	14.2	965	13.2	136	3.1

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies. A valuation allowance of $163,000 has been established to offset in its entirety the tax benefits associated with certain impaired securities that management believes may not be realizable.

The Corporation had a deferred tax asset of $1,123,000 and $1,090,000 for credits related to Alternative Minimum Taxes (AMT) as of December 31, 2011, and 2010, respectively, and a deferred tax asset of $18,000and $107,000 as of December 31, 2011, and 2010, respectively, for credits related to low income housing. In addition, as of the end of 2011, the Corporation had a deferred tax asset of $42,000 related to a charitable contribution carryover compared to $154,000 at the end of 2010. The AMT credits have an unlimited carry-forward period, while the low income housing credits can be carried forward 20 years, and the charitable contributions 5 years. No valuation has been established for these deferred tax assets in view of the Corporation’s ability to carry forward taxes paid and credits earned in previous years, to future years, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

Significant components of income tax expense are as follows:

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2011	2010	2009
	$	$	$
Current tax expense	1,406	1,609	1,099
Deferred tax benefit	(237)	(644)	(983)
Valuation allowance adjustment	17	—	20
Income tax expense	1,186	965	136

Components of the Corporation’s net deferred tax position are as follows:

(DOLLARS IN THOUSANDS)	December 31,
	2011	2010	2009
	$	$	$

Deferred tax assets
Allowance for loan losses	2,883	2,425	2,010
Net unrealized holding losses on securities available for sale	—	—	133
Deferred compensation reserve	359	436	538
Separation compensation obligation reserve	—	—	63
Capital loss carryforward	163	145	145
Other than temporary impairment	369	259	125
Tax credit carryforward	1,141	1,197	1,200
Charitable contribution carryforward	42	154	151
Allowance for off-balance sheet extensions of credit	90	90	73
Interest on non-accrual loans	139	161	86
Other	23	20	3
Total deferred tax assets	5,209	4,887	4,527
Valuation allowance	(163)	(145)	(145)
Net deferred taxes	5,046	4,742	4,382

Deferred tax liabilities
Premises and equipment	(1,588)	(1,573)	(1,595)
Net unrealized holding gains on securities available for sale	(2,174)	(228)	—
Discount on investment securities	(70)	(82)	(195)
Other	(70)	(5)	(22)
Total deferred tax liabilities	(3,902)	(1,888)	(1,812)
Net deferred tax assets	1,144	2,854	2,570

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2008.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

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

As of December 31, 2011, and 2010, the Corporation and Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2011, and December 31, 2010, compared to regulatory levels.

CAPITAL LEVELS					To Be Well
(DOLLARS IN THOUSANDS)					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%

As of December 31, 2011
Total Capital to Risk-Weighted Assets
Consolidated	84,138	17.9	37,678	8.0	47,098	10.0
Bank	83,280	17.7	37,670	8.0	47,087	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	78,215	16.6	18,839	4.0	28,259	6.0
Bank	77,359	16.4	18,835	4.0	28,252	6.0

Tier I Capital to Average Assets
Consolidated	78,215	10.2	30,611	4.0	38,264	5.0
Bank	77,359	10.1	30,620	4.0	38,274	5.0

As of December 31, 2010
Total Capital to Risk-Weighted Assets
Consolidated	79,401	17.5	36,222	8.0	45,278	10.0
Bank	78,475	17.3	36,216	8.0	45,270	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	73,721	16.3	18,111	4.0	27,167	6.0
Bank	72,795	16.1	18,108	4.0	27,162	6.0

Tier I Capital to Average Assets
Consolidated	73,721	9.8	30,224	4.0	37,780	5.0
Bank	72,795	9.6	30,229	4.0	37,786	5.0

In addition to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year. The approval of the OCC shall be required if the total of all dividends declared by the Corporation in any year shall exceed the total of its net profits for that year combined with retained net profits of the preceding two years. Under this restriction, the Corporation could declare dividends in 2012, without the approval of the OCC, of

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

approximately $8.2 million, plus an additional amount equal to the Corporation’s net profits for 2012, up to the date of any such dividend declaration.

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

LOANS TO INSIDERS
(DOLLARS IN THOUSANDS)

Actual
$

Balance, December 31, 2010	12,038

Advances	13,865
Repayments	(10,398)

Balance, December 31, 2011	15,505

Deposits from the insiders represented in the table above totaled $8,800,000 as of December 31, 2011, and $4,711,000 as of December 31, 2010.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit. On December 31, 2011, firm loan commitments totaled approximately $19 million; unused lines of credit totaled approximately $94 million; and open letters of credit totaled approximately $7 million. The sum of these commitments, $120 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the loan loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2010, totaled $107 million, representing firm loan commitments of $16 million, unused lines of credit of $84 million, and open letters of credit totaling $7 million.

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose. The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of risk-based capital, less the allowance for loan losses. The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit. As of December 31, 2011, the Corporation’s legal lending limit was $12,492,000, and the Corporation’s policy limit was $9,369,000. This compared to a legal lending limit of $11,771,000, and policy limit of $8,829,000 as of December 31, 2010. As of December 31, 2011 and 2010, no lending relationships exceeded the Corporation’s internal policy limit.

Geographically, the primary lending area for the Corporation encompasses Lancaster, Lebanon, and Berks counties of Pennsylvania, with the vast majority of the loans made in Lancaster County. The ability of debtors to honor their loan agreements is impacted by the health of the local economy. The Corporation’s immediate market area benefits from a diverse economy, which has resulted in a diverse loan portfolio. As a community bank, the largest amount of loans outstanding consists of personal mortgages, residential rental loans, and personal loans secured by real estate. Beyond personal lending, the Corporation’s business and commercial lending includes loans for agricultural, construction, specialized manufacturing, service industries, many types of small businesses, and loans to governmental units and non-profit entities.

Management evaluates concentrations of credit based on loan purpose on a quarterly basis. The Corporation’s greatest concentration of loans by purpose is residential real estate, which comprises $163.7 million, or 39.7%, of the $412.6 million gross loans outstanding. Residential real estate consists of first mortgages and home equity loans. A concentration in commercial real estate of 45.5%, or $187.6 million, also exists; however, within that category there is not a concentration by specific industry type. Agricultural mortgages consist of 17.8% of gross loans as of December 31, 2011, compared to 14.6% as of December 31, 2010; however these agricultural mortgages are spread over several types of agricultural purpose loans. More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS). As of December 31, 2011, the largest specific industry type categories were dairy cattle and milk production loans of $48.5 million, or 11.8% of gross loans, non-residential real estate investment loans with a balance of $39.3 million, or 9.5% of gross loans, and residential investment real estate of $26.8 million, or 6.5% of gross loans. Out of the $57.9 million of loans designated as commercial & industrial for the Uniform Bank Performance Reports, the largest concentration within that area is $19.1 million of loans to political subdivisions, which account for 4.6% of gross loans outstanding. For the Corporation, these loans consisted of tax-free loans to local municipalities.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings. As of December 31, 2011, based on fair market value, the Corporation held $15.5 million of obligations of states and political subdivisions issued by municipalities located within the state of Pennsylvania, which is 17.3% of the municipal portfolio, and 5.5% of the total debt securities. Internal policy requires municipal bonds purchased to be rated at least A3 by Moodys and/or A- by Standard & Poor’s(S&P) at the time of purchase. Presently, $2.4 million, or 2.7%, of the municipal bonds are below the A3/A- credit ratings the Corporation requires at the time of purchase.

The Corporation held $25.6 million of corporate bonds based on amortized cost as of December 31, 2011. This represented 9.4% of total debt securities. Management has a target of maintaining corporate bonds at approximately 5% to 10% of the securities portfolio, with a policy limit of 15%. To limit credit exposure to any one issuer, the Corporation’s policy limits investment to $2 million of par value per company. Within the corporate bond segment of the portfolio, management has preferred to invest in the banking, brokerage, and finance industry, where management is more comfortable analyzing and evaluating the credit risk of these firms. As a result, based on amortized cost, $23.0 million, or 90.0%, of the corporate bonds held are invested in national or global bank holding companies, brokerage firms, or finance companies, with $17.8 million in banks, $4.1 in brokerage, and $1.1 in finance. Management diversifies inside of the bank holding companies by investing in both domestic and foreign-owned banks with the $17.8 million split nearly equal between domestic banks and foreign-owned banks. The remaining $2.6 million of corporate bonds consist of $2.1 million in conglomerates and $0.5 million in computer manufacturing. By internal policy, at time of purchase, all corporate bonds must carry a credit rating of at least A3 by Moodys or A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moodys and BBB- for S&P, or above. As of December 31, 2011, all of the Corporation’s corporate bonds carried at least a credit rating of A3 by Moodys and A- by S&P.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

As of December 31, 2011, the Corporation held $8.3 million of book value in private collateralized mortgage obligations (PCMO) representing 3.0% of the total debt portfolio. This compares to $12.9 million of book value and 5.1% of the debt portfolio as of December 31, 2010. The PCMOs are not backed by the U.S. government and are subject to credit losses if credit losses incurred on the bond are greater than any built-in protection against credit losses. A total of five PCMO instruments were held as of December 31, 2011. One of these securities, with a book value of $1.1 million, carried an AAA credit rating by at least one of the major credit rating services and is not anticipated to incur any credit losses. The four remaining PCMOs, with a book value of $7.2 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s, and are considered classified assets. The Corporation has taken impairment charges on these four PCMOs approximating the amount of credit losses that are anticipated by maturity of the issue. This segment of the securities portfolio is expected to continue to decline in 2012 as all of these securities provide monthly principal payments which reduce the amount of the bond outstanding. Management has not purchased any PCMOs for the past several years and is not expecting any purchases in 2012.

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2011
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	46,614	—	46,614
U.S. agency mortgage-backed securities	—	55,129	—	55,129
U. S. agency collateralized mortgage obligations	—	56,049	—	56,049
Private collateralized mortgage obligations	—	7,225	—	7,225
Corporate debt securities	—	25,298	—	25,298
Obligations of states and political subdivisions	—	89,745	—	89,745
Equity securities	3,951	—	—	3,951

Total securities	3,951	280,060	—	284,011

On December 31, 2011, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2011, the CRA fund investments had a $4,000,000 book value with a fair market value of $3,951,000.

ASSETS REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2010
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	47,886	—	47,886
U.S. agency mortgage-backed securities	—	38,838	—	38,838
U. S. agency collateralized mortgage obligations	—	65,393	—	65,393
Private collateralized mortgage obligations	—	11,812	—	11,812
Corporate debt securities	—	11,909	—	11,909
Obligations of states and political subdivisions	—	79,401	—	79,401
Equity securities	3,899	—	—	3,899

Total securities	3,899	255,239	—	259,138

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

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no securities held by the Corporation at December 31, 2011, or December 31, 2010, that were valued using level III inputs.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of December 31, 2011, and December 31, 2010, by level within the fair value hierarchy.

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2011
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	3,319	3,319
OREO	—	—	—	—
Total	—	—	—	3,319

	December 31, 2010
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans		—	5,325	5,325
OREO	—	—	400	400
Total	—	—	400	5,725

The Corporation had a total of $3,520,000 of impaired loans as of December 31, 2011, with $201,000 of specifically allocated allowance against these loans. Management believes the fair value of the loans to be the current loan amount less the specific allowance, or $3,319,000. As of December 31, 2010, the Corporation had a total of $5,556,000 of impaired loans with $231,000 of specifically allocated allowance against these loans. Management believes the fair value of the loans to be the current loan amount less the specific allowance, or $5,325,000.

Other real estate owned (OREO) is measured at fair value less cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Management had estimated the value of the OREO property at $400,000 utilizing level III pricing as of December 31, 2010. As of December 31, 2011, the property was transferred to bank property and was no longer recorded as OREO. Expenses incurred on OREO property, along with gains or losses on the valuation of OREO property, are included under Other Operating Expenses on the Corporation’s Statements of Income.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Corporation’s financial instruments at December 31, 2011, and 2010, are as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	December 31,		December 31,
	2011		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	$	$	$	$
Financial Assets:
Cash and cash equivalents	31,886	31,886	29,226	29,226
Securities available for sale	284,011	284,011	259,138	259,138
Loans held for sale	1,926	1,926	771	771
Loans, net of allowance	404,158	412,796	408,102	409,238
Accrued interest receivable	3,157	3,157	3,044	3,044
Bank-owned life insurance	16,552	16,552	15,891	15,891
Regulatory stock	4,148	4,148	4,680	4,680
Mortgage servicing assets	26	26	32	32

Financial Liabilities:
Demand deposits	149,510	149,510	131,534	131,534
NOW accounts	61,246	61,246	63,877	63,877
Savings accounts	100,377	100,377	92,964	92,964
Money market deposit accounts	56,872	56,872	55,111	55,111
Time deposits	237,673	242,536	252,108	256,233
Total deposits	605,678	610,541	595,594	599,719

Long-term debt	73,000	77,180	74,500	79,083

Accrued interest payable	1,005	1,005	1,268	1,268

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE S – CONDENSED PARENT ONLY DATA

Condensed Balance Sheets (Parent Company Only)
(DOLLARS IN THOUSANDS)	December 31,
	2011	2010
	$	$
Assets
Cash	801	847
Equity in bank subsidiary	81,615	73,307
Other assets	55	79

Total assets	82,471	74,233

Stockholders’ Equity
Capital stock	574	574
Capital surplus	4,304	4,325
Retained earnings	73,632	69,226
Unrealized gain on AFS securities	4,221	442
Treasury stock	(260)	(334)

Total stockholder’s equity	82,471	74,233

Condensed Statements of Income
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2011	2010	2009
	$	$	$
Income
Dividend income	2,742	2,732	3,816
Undistributed earnings of bank subsidiary	4,528	3,721	484
Total income	7,270	6,453	4,300

Expense
Shareholder expenses	118	102	—
Other expenses	4	6	—
Total expense	122	108	—

Net Income	7,148	6,345	4,300

Condensed Statements of Cash Flows
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2011	2010	2009
	$	$	$
Cash Flows from Operating Activities:
Net income	7,148	6,345	4,300
Equity in undistributed earnings of subsidiaries	(4,528)	(3,721)	(483)
Net change in other assets	23	(79)	—
Net cash provided by operating activities	2,643	2,545	3,817

Cash Flows from Financing Activities:
Proceeds from issuance of treasury stock	438	389	349
Payment to repurchase common stock	(385)	(45)	(507)
Dividends paid	(2,742)	(2,732)	(3,316)
Net cash used by financing activities	(2,689)	(2,388)	(3,474)

Cash and Cash Equivalents:
Net change in cash and cash equivalents	(46)	157	343
Cash and cash equivalents at beginning of period	847	690	347
Cash and cash equivalents at end of period	801	847	690

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE T - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The unaudited quarterly results of operations for the years ended 2011 and 2010 are as follows:

	2011
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	7,843	7,931	7,895	7,564
Interest expense	2,196	2,092	2,055	1,903
Net interest income	5,647	5,839	5,840	5,661
Less provision for loan losses	450	450	450	225
Net interest income after provision for loan losses	5,197	5,389	5,390	5,436
Other income	1,780	1,750	1,609	1,943
Operating expenses:
Salaries and employee benefits	2,852	2,810	2,904	2,935
Occupancy and equipment expenses	607	598	616	625
Federal deposit insurance	222	123	88	67
Other operating expenses	1,325	1,453	1,367	1,568
Total operating expenses	5,006	4,984	4,975	5,195
Income before income taxes	1,971	2,155	2,024	2,184
Provision for Federal income taxes	274	303	293	316
Net income	1,697	1,852	1,731	1,868
FINANCIAL RATIOS
Per share data:
Net income	0.59	0.65	0.61	0.65
Cash dividends paid	0.24	0.24	0.24	0.24

	2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	8,154	8,340	8,311	7,949
Interest expense	2,811	2,715	2,620	2,401
Net interest income	5,343	5,625	5,691	5,548
Less provision for loan losses	450	450	450	450
Net interest income after provision for loan losses	4,893	5,175	5,241	5,098
Other income	1,681	1,799	1,649	1,831
Operating expenses:
Salaries and employee benefits	2,692	2,728	2,727	2,687
Occupancy and equipment expenses	615	616	622	623
Federal deposit insurance	168	172	172	177
Other operating expenses	1,378	1,575	1,520	1,585
Total operating expenses	4,853	5,091	5,041	5,072
Income before income taxes (benefit)	1,721	1,883	1,849	1,857
Provision for Federal income taxes	253	233	240	239
Net income	1,468	1,650	1,609	1,618

FINANCIAL RATIOS
Per share data:
Net income	0.52	0.58	0.56	0.57
Cash dividends paid	0.24	0.24	0.24	0.24

Table of Contents ENB FINANCIAL CORP

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2011, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2011, in relation to criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2011, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.”

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to a

Table of Contents ENB FINANCIAL CORP

provision of the Dodd-Frank Act which eliminates such requirement for smaller reporting companies, as defined in SEC regulations.

/s/ Aaron L. Groff, Jr.	/s/ Scott E. Lied
Aaron L. Groff, Jr.	Scott E. Lied
President, Chief Executive Officer	Treasurer
& Chairman of the Board	(Principal Financial Officer)

Ephrata, PA
March 28, 2012

Item 9B. Other Information

None

Table of Contents ENB FINANCIAL CORP

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Director Qualifications,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 15, 2012, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors during the fourth quarter of 2011.

Item 11. Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the captions, “Summary Compensation Table,” “Compensation Discussion and Analysis,” Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 15, 2012, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 15, 2012, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 15, 2012, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the caption, “Audit Committee Report” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 15, 2012, which is incorporated herein by reference.

Table of Contents ENB FINANCIAL CORP

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
		Notes to Consolidated Financial Statements

	2.	The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required, or is shown in the respective consolidated financial statements or the notes thereto.

	3.	The Exhibits filed herewith or incorporated by reference as a part of this Annual Report, are set forth in (b), below.

(b)	EXHIBITS

	3 (i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K 12g3 filed with the SEC on July 1, 2008.)

	3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)

	10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

	10.2	2011 Employee Stock Purchase Plan.

	10.3	2010 Non-Employee Directors’ Stock Plan(Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)

	11	Statement re: Computation of Earnings per Share as found on pages 30 and 73 of this 2011 Form 10-K filing, which is included herein.

	12	Statement re: Computation of Ratios as found on page 30 of this 2011 Form 10-K filing, which is included herein.

	14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009)

	21	Subsidiaries of the Registrant

	23	Consent of Independent Registered Public Accounting Firm

	31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

	31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

	32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

	32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

	101	Interactive Data File

Table of Contents ENB FINANCIAL CORP

SIGNATURES

(c)	NOT APPLICABLE

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

/s/ Aaron L. Groff, Jr	Chairman of the Board, President,	March 28,2012
(Aaron L. Groff, Jr.)	Chief Executive Officer and Director

/s/ Scott E. Lied	Treasurer	March 28, 2012
(Scott E. Lied)	(Principal Financial Officer)

/s/ Paul W. Wenger	Secretary	March 28, 2012
(Paul W. Wenger)

/s/ Donald Z. Musser	Director	March 28, 2012
(Donald Z. Musser)

/s/ Willis R. Lefever	Director	March 28, 2012
(Willis R. Lefever)

/s/ Susan Young Nicholas	Director	March 28, 2012
(Susan Young Nicholas)

/s/ Bonnie R. Sharp	Director	March 28, 2012
(Bonnie R. Sharp)

/s/ J. Harold Summers	Director	March 28, 2012
(J. Harold Summers)

/s/ Mark C. Wagner	Director	March 28, 2012
(Mark C. Wagner)

/s/ Judith A. Weaver	Director	March 28, 2012
(Judith A. Weaver)

/s/ Paul M. Zimmerman, Jr.	Director	March 28, 2012
(Paul M. Zimmerman, Jr.)

/s/ Thomas H. Zinn	Director	March 28, 2012
(Thomas H. Zinn)

Table of Contents ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008)
3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2011 Employee Stock Purchase Plan
10.3	2010 Non-employee Directors’ Stock Plan. (Incorporated by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on pages 30 and 73 of Form 10-K, which is included herein.
12	Statement re: Computation of Ratios as found on page 30 of Form 10-K, which is included herein.
14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009)
21	Subsidiaries of the Registrant	Page 132
23	Consent of Independent Registered Public Accounting Firm	Page 133
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 134
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 135
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 136
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 137
101	Interactive Data File

