Form 10-Q
period 2012-03-31
ENB Financial Corp
filed 2012-05-15
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to__________________

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2012, the registrant had 2,857,084 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENB Financial Corp

Consolidated Balance Sheets (Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)	March 31,	December 31,	March 31,
	2012	2011	2011
	$	$	$
ASSETS
Cash and due from banks	9,839	12,511	9,801
Intererest-bearing deposits in other banks	23,070	19,375	23,948
Total cash and cash equivalents	32,909	31,886	33,749

Securities available for sale (at fair value)	280,342	284,011	254,807

Loans held for sale	1,042	1,926	376

Loans (net of unearned income)	410,353	412,638	423,297

Less: Allowance for loan losses	8,208	8,480	7,583

Net loans	402,145	404,158	415,714

Premises and equipment	21,154	21,366	20,420

Regulatory stock	4,378	4,148	4,455

Bank owned life insurance	18,688	16,552	16,045

Other assets	7,833	7,099	10,000

Total assets	768,491	771,146	755,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Noninterest-bearing	147,592	149,510	140,342
Interest-bearing	458,602	456,168	454,509

Total deposits	606,194	605,678	594,851

Long-term debt	75,500	73,000	82,000
Accounts payable for security purchases not yet settled	—	6,964	—
Other liabilities	2,860	3,033	3,251

Total liabilities	684,554	688,675	680,102

Stockholders’ equity:
Common stock, par value $0.20; Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,857,084
(Issued 2,869,557 and Outstanding 2,858,831 as of 12-31-11)
(Issued 2,869,557 and Outstanding 2,858,213 as of 3-31-11)	574	574	574
Capital surplus	4,301	4,304	4,315
Retained earnings	75,107	73,632	70,238
Accumulated other comprehensive income, net of tax	4,255	4,221	614
Less: Treasury stock shares at cost 12,473 (10,726 shares as of 12-31-11 and 11,344 shares as of 3-31-11)	(300)	(260)	(277)

Total stockholders’ equity	83,937	82,471	75,464

Total liabilities and stockholders’ equity	768,491	771,146	755,566

See Unaudited Notes to the Consolidated Interim Financial Statements

ENB Financial Corp

Consolidated Statements of Income (Unaudited)

Periods Ended March 31, 2012 and 2011

	Three Months
	2012	2011
(Dollars in thousands, except share data)	$	$
Interest and dividend income:

Interest and fees on loans	5,190	5,441
Interest on securities available for sale
Taxable	1,200	1,500
Tax-exempt	895	862
Interest on federal funds sold	—	5
Interest on deposits at other banks	16	—
Dividend income	29	35

Total interest and dividend income	7,330	7,843

Interest expense:
Interest on deposits	1,128	1,434
Interest on long-term debt	613	762

Total interest expense	1,741	2,196

Net interest income	5,589	5,647

Provision (credit) for loan losses	(250)	450

Net interest income after provision/(credit) for loan losses	5,839	5,197

Other income:
Trust and investment services income	298	278
Service fees	429	430
Commissions	478	425
Gains on securities transactions, net	431	484
Impairment losses on securities:
Impairment losses on investment securities	(55)	(403)
Non-credit related (gains) losses on securities not expected to be sold in other comprehensive income before tax	(31)	256
Net impairment losses on investment securities	(86)	(147)
Gains on sale of mortgages	68	54
Earnings on bank owned life insurance	415	146
Other income	132	110

Total other income	2,165	1,780

Operating expenses:
Salaries and employee benefits	3,227	2,852
Occupancy	427	411
Equipment	209	196
Advertising & marketing	85	71
Computer software & data processing	396	386
Bank shares tax	214	208
Professional services	280	301
FDIC insurance	91	222
Other expense	503	359

Total operating expenses	5,432	5,006

Income before income taxes	2,572	1,971

Provision for federal income taxes	383	274

Net income	2,189	1,697

Earnings per share of common stock	0.77	0.59

Cash dividends paid per share	0.25	0.24

Weighted average shares outstanding	2,855,893	2,855,760

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

Periods Ended March 31, 2012 and 2011

	Three Months
	2012	2011
(DOLLARS IN THOUSANDS)	$	$

Net income	2,189	1,697

Other comprehensive (income) loss, net of tax:
Net change in unrealized (gains) losses:

Other-than-temporarily impaired securities available for sale:

Gains (losses) arising during the quarter	31	(256)
Income tax effect	(11)	87
	20	(169)

Losses recognized in earnings	86	147
Income tax effect	(29)	(50)
	57	97
Unrealized holding gains (losses) on other-than-temporarily impaired securities
available for sale, net of tax	77	(72)

Securities available for sale not other-than-temporarily impaired:

Gains arising during the quarter	366	854
Income tax effect	(124)	(290)
	242	564

Gains recognized in earnings	(431)	(484)
Income tax effect	147	164
	(284)	(320)
Unrealized holding (losses) gains on securities available for sale not
other-than-temporarily impaired, net of tax	(43)	244

Other comprehensive income	34	172

Comprehensive Income	2,223	1,869

See Notes to the Unaudited Consolidated Interim Financial Statements

 ENB Financial Corp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)	Three Months Ended March 31,
	2012	2011
	$	$
Cash flows from operating activities:
Net income	2,189	1,697
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Net amortization of securities and loan fees	769	491
Decrease (increase) in interest receivable	107	(342)
Decrease in interest payable	(77)	(123)
Provision (credit) for loan losses	(250)	450
Gains on securities transactions, net	(431)	(484)
Impairment losses on securities	86	147
Gains on sale of mortgages	(68)	(54)
Loans originated for sale	(3,699)	(3,872)
Proceeds from sales of loans	4,651	4,321
Earnings on bank-owned life insurance	(415)	(146)
Depreciation of premises and equipment and amortization of software	337	343
Deferred income tax	121	(57)
Decrease in federal deposit insurance	80	204
Decrease in accounts payable for securities purchased not yet settled	(6,964)	—
Other assets and other liabilities, net	(353)	(553)
Net cash (used for) provided by operating activities	(3,917)	2,022

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	19,402	16,117
Proceeds from sales	15,733	22,240
Purchases	(31,838)	(33,923)
Purchase of other real estate owned	(28)	—
Purchase of regulatory bank stock	(230)	—
Redemptions of regulatory bank stock	—	225
Purchase of bank-owned life insurance	(2,527)	(8)
Net decrease (increase) in loans	2,242	(8,058)
Purchases of premises and equipment	(67)	(201)
Purchase of computer software	(6)	(10)
Net cash provided by (used for) investing activities	2,681	(3,618)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	4,531	11,008
Net decrease in time deposits	(4,015)	(11,751)
Proceeds from long-term debt	10,000	7,500
Repayments of long-term debt	(7,500)	—
Dividends paid	(714)	(685)
Treasury stock sold	104	104
Treasury stock purchased	(147)	(57)
Net cash provided by financing activities	2,259	6,119
Increase in cash and cash equivalents	1,023	4,523
Cash and cash equivalents at beginning of period	31,886	29,226
Cash and cash equivalents at end of period	32,909	33,749

Supplemental disclosures of cash flow information:
Interest paid	1,818	2,319
Income taxes paid	275	300

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned held for sale from loans	20	—
Purchase of other real estate owned not yet settled	84	—
Fair value adjustments for securities available for sale	51	261

See Notes to the Unaudited Consolidated Interim Financial Statements

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

ENB Financial Corp (“the Corporation”) is the bank holding company for Ephrata National Bank (the “Bank”), which is a wholly-owned subsidiary of ENB Financial Corp. This Form 10-Q, for the first quarter of 2012, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.       Securities Available for Sale

The amortized cost and fair value of securities held at March 31, 2012, and December 31, 2011, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2012
U.S. government agencies	41,059	1,594	(50)	42,603
U.S. agency mortgage-backed securities	47,312	871	—	48,183
U.S. agency collateralized mortgage obligations	53,883	495	(279)	54,099
Private collateralized mortgage obligations	7,893	106	(882)	7,117
Corporate bonds	35,747	505	(138)	36,114
Obligations of states and political subdivisions	84,002	4,417	(143)	88,276
Total debt securities	269,896	7,988	(1,492)	276,392
Marketable equity securities	4,000	—	(50)	3,950
Total securities available for sale	273,896	7,988	(1,542)	280,342

December 31, 2011
U.S. government agencies	44,669	1,959	(14)	46,614
U.S. agency mortgage-backed securities	54,264	874	(9)	55,129
U.S. agency collateralized mortgage obligations	55,908	462	(321)	56,049
Private collateralized mortgage obligations	8,251	25	(1,051)	7,225
Corporate bonds	25,579	230	(511)	25,298
Obligations of states and political subdivisions	84,945	4,852	(52)	89,745
Total debt securities	273,616	8,402	(1,958)	280,060
Marketable equity securities	4,000	—	(49)	3,951
Total securities available for sale	277,616	8,402	(2,007)	284,011

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at March 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	33,817	34,109
Due after one year through five years	100,990	102,273
Due after five years through ten years	64,266	65,847
Due after ten years	70,823	74,163
Total debt securities	269,896	276,392

Securities available for sale with a par value of $81,240,000 and $73,049,000 at March 31, 2012, and December 31, 2011, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $86,052,000 at March 31, 2012, and $77,874,000 at December 31, 2011.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2012	2011
	$	$
Proceeds from sales	15,733	22,240
Gross realized gains	486	577
Gross realized losses	55	93

SUMMARY OF GAINS AND LOSSES ON SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2012	2011
	$	$
Gross realized gains	486	577

Gross realized losses	55	93
Impairment on securities	86	147
Total gross realized losses	141	240

Net gains on securities	345	337

The bottom portion of the above chart shows the net gains on security transactions, including any impairment taken on securities held by the Corporation. Unlike the sale of a security, impairment is a write-down of the book value of the security which produces a loss and does not provide any proceeds. The net gain or loss from security transactions is also reflected on the Corporation’s consolidated statements of income and consolidated statements of cash flows.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. As of March 31, 2012, four private collateralized mortgage obligations (PCMOs) were considered to be other-than-temporarily impaired, of which the cash flow analysis on these securities indicated a need to take additional impairment of $86,000 on two of these securities as of March 31, 2012. As of March 31, 2011, the same four PCMOs were considered to be other-than-temporarily impaired. Impairment was taken on each of these four securities in the first quarter of 2011 that amounted to $147,000. Cumulative impairment on the two PCMO securities with additional impairment in the first quarter of 2012 was $247,000. Information pertaining to securities with gross unrealized losses at March 31, 2012, and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of March 31, 2012
U.S. government agencies	4,946	(50)	—	—	4,946	(50)
U.S. agency mortgage-backed securities	—	—	—	—	—	—
U.S. agency collateralized mortgage obligations	27,548	(279)	—	—	27,548	(279)
Private collateralized mortgage obligations	—	—	4,827	(882)	4,827	(882)
Corporate bonds	10,098	(138)	—	—	10,098	(138)
Obligations of states & political subdivisions	4,637	(95)	2,961	(48)	7,598	(143)

Total debt securities	47,229	(562)	7,788	(930)	55,017	(1,492)

Marketable equity securities	—	—	950	(50)	950	(50)

Total temporarily impaired securities	47,229	(562)	8,738	(980)	55,967	(1,542)

As of December 31, 2011
U.S. government agencies	5,995	(14)	—	—	5,995	(14)
U.S. agency mortgage-backed securities	4,998	(9)	—	—	4,998	(9)
U.S. agency collateralized mortgage obligations	23,631	(321)	—	—	23,631	(321)
Private collateralized mortgage obligations	—	—	4,919	(1,051)	4,919	(1,051)
Corporate bonds	12,392	(497)	491	(14)	12,883	(511)
Obligations of states & political subdivisions	2,767	(17)	2,977	(35)	5,744	(52)

Total debt securities	49,783	(858)	8,387	(1,100)	58,170	(1,958)

Marketable equity securities	—	—	951	(49)	951	(49)

Total temporarily impaired securities	49,783	(858)	9,338	(1,149)	59,121	(2,007)

In the debt security portfolio, there are 42 positions that are considered temporarily impaired at March 31, 2012. Of those 42 positions, the four PCMOs which have had impairment recorded at some point in time are the only instruments considered other-than-temporarily impaired at March 31, 2012.

The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. The Corporation adopted a provision of U.S. generally accepted accounting principles which provides for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss), which is recognized in earnings, and (b) the amount of total OTTI related to all other factors, which is recognized, net of taxes, as a component of accumulated other comprehensive income. The adoption of this provision was only applicable to four of the Corporation’s PCMOs since these were the only instruments management deemed to be other-than-temporarily impaired and have experienced some impairment.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

With the $86,000 of impairment recorded in the first quarter of 2012, a cumulative total of $1,143,000 of impairment has been recorded on four impaired PCMO securities currently held. Impairment of $340,000 was first recorded in 2009 on two of these securities. Additional impairment was recorded in 2010 for a total of $393,000 on the same two PCMO securities. During 2011, there was an additional $324,000 of impairment recorded on all four PCMO securities, currently identified as other than temporarily impaired.

The impairment on the PCMOs is a result of a deterioration of expected cash flows on these securities due to higher projected credit losses than the amount of credit protection carried by these securities. Specifically, the foreclosure and severity rates have been running at levels where expected principal losses are in excess of the remaining credit protection on these instruments. The projected principal losses are based on prepayment speeds that are equal to or slower than the actual last twelve-month prepayment speeds the particular securities have experienced. Every quarter, management evaluates third-party reporting that shows projected principal losses based on various prepayment speed and severity rate scenarios. Based on the assumption that all loans over 60 days delinquent will default and at a severity rate equal to or above that previously experienced, and based on historical and expected prepayment speeds, management determined that it was appropriate to take additional impairment on two PCMOs in the quarter ended March 31, 2012.

The following tables reflect the book value, market value, and unrealized loss as of March 31, 2012 and 2011, on the PCMO securities held which had impairment taken in each respective year. The values shown are after the Corporation recorded year-to-date impairment charges of $86,000 through March 31, 2012, and $147,000 through March 31, 2011. The $86,000 and $147,000 are deemed to be credit losses and are the amounts that management expects the principal losses will be by the time these securities mature. The remaining $591,000 and $776,000 of unrealized losses are deemed to be market value losses that are considered temporary.

SECURITY IMPAIRMENT CHARGES

(DOLLARS IN THOUSANDS)

As of March 31, 2012
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$
Private collateralized mortgage obligations	3,906	3,315	(591)	(86)

As of March 31, 2011
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$
Private collateralized mortgage obligations	8,247	7,471	(776)	(147)

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(DOLLARS IN THOUSANDS)	Three months ended March 31,
	2012	2011
	$	$

Beginning balance	1,057	733
Credit losses on debt securities for which other-than-temporary impairment has not been previously recognized	—	105
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	86	42
Reductions on debt securities sold during the period	—	—

Ending balance	1,143	880

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Recent market conditions throughout the financial sector have made the evaluation regarding the possible impairment of PCMOs difficult to fully determine given the volatility of their pricing, based not only on interest rate changes, but on collateral uncertainty as well. The Corporation’s mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) holdings are backed by the U.S. government, and therefore, experience significantly less volatility and uncertainty than the PCMO securities. The Corporation’s PCMO holdings make up a minority of the total MBS, CMO, and PCMO securities held. As of March 31, 2012, on an amortized cost basis, PCMOs accounted for 7.2% of the Corporation’s total MBS, CMO, and PCMO holdings, compared to 7.0% as of December 31, 2011. As of March 31, 2012, five PCMOs were held with one of the five rated AAA by either Moody’s or S&P. The remaining four securities were rated below investment grade. Impairment charges, as detailed above, were taken on two of these securities in the first quarter of 2012.

Management conducts impairment analysis on a quarterly basis and currently plans to continue to hold these securities as cash flow analysis performed under severe stress testing does not indicate a need to take further impairment on the bonds that are considered impaired. The unrealized loss position of all of the Corporation’s PCMOs has improved since December 31, 2011. The PCMO net unrealized losses stood at $1.0 million as of December 31, 2011, and improved to a $776,000 net unrealized loss as of March 31, 2012. Two of the five PCMOs are carrying unrealized gains. Management has concluded that, as of March 31, 2012, the unrealized losses outlined in the above table represent temporary declines. Management currently does not intend to sell these securities as a result of unrealized holding losses carried and impairment taken, and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity. While management does not intend to sell these securities related to their impairment, it is standard practice to sell off smaller MBS, CMO, and PCMO instruments once normal principal payments have reduced the size of the security to less than $1 million. This is done to reduce the administrative costs and improve the efficiency of the portfolio. Two PCMO instruments, of which one is impaired, will be below $1 million of book value in the second quarter of 2012.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

3.        Loans and Allowance for Loan Losses

The following tables present the Corporation’s loan portfolio by category of loans as of March 31, 2012, and December 31, 2011, and the summary of the allowance for loan losses for the first quarters of 2012 and 2011.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2012	2011
	$	$
Commercial real estate
Commercial mortgages	91,937	95,347
Agriculture mortgages	72,591	73,287
Construction	17,404	18,957
Total commercial real estate	181,932	187,591

Consumer real estate (a)
1-4 family residential mortgages	137,307	133,959
Home equity loans	14,332	14,687
Home equity lines of credit	15,020	15,004
Total consumer real estate	166,659	163,650

Commercial and industrial
Commercial and industrial	27,061	25,913
Tax-free loans	19,327	19,072
Agriculture loans	12,299	12,884
Total commercial and industrial	58,687	57,869

Consumer	3,105	3,590
Gross loans prior to deferred fees	410,383	412,700
Less:
Deferred loan fees, net	30	62
Allowance for loan losses	8,208	8,480
Total net loans	402,145	404,158

(a)	Real estate loans serviced for Fannie Mae, which are not included in the Consolidated Balance Sheets, totaled $8,679,000 and $8,904,000 as of March 31, 2012 and December 31, 2011, respectively.

ALLOWANCE FOR LOAN LOSSES SUMMARY

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2012	2011
	$	$
Balance at January 1	8,480	7,132
Amounts charged off	(47)	(149)
Recoveries of amounts previously charged off	25	150
Balance before current year provision	8,458	7,133
Provision (credit) charged (reversed) to operating expense	(250)	450
Balance at March 31	8,208	7,583

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of March 31, 2012, and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation’s internal commercial credit risk grading system is based on experiences with similarly graded loans.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The Corporation’s internally assigned grades for commercial credits are as follows:

—	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

—	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

—	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

—	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

—	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

				Commercial	Tax-
	Commercial	Agriculture		and	free	Agriculture
March 31, 2012	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	72,532	67,025	11,475	23,141	19,084	11,307	204,564
Special Mention	4,908	675	1,095	962	—	70	7,710
Substandard	14,497	4,891	4,834	2,958	243	922	28,345
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	91,937	72,591	17,404	27,061	19,327	12,299	240,619

				Commercial	Tax-
	Commercial	Agriculture		and	free	Agriculture
December 31, 2011	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	76,532	67,235	13,869	21,561	19,072	11,943	210,212
Special Mention	3,872	773	132	1,173	—	65	6,015
Substandard	14,943	5,279	4,956	3,179	—	876	29,233
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	95,347	73,287	18,957	25,913	19,072	12,884	245,460

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of March 31, 2012, and December 31, 2011:

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family	Home	Home Equity
March 31, 2012	Residential	Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	137,155	14,332	15,020	3,105	169,612
Non-performing	152	—	—	—	152
Total	137,307	14,332	15,020	3,105	169,764

	1-4 Family	Home	Home Equity
December 31, 2011	Residential	Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	133,643	14,541	15,004	3,590	166,778
Non-performing	316	146	—	—	462
Total	133,959	14,687	15,004	3,590	167,240

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of March 31, 2012, and December 31, 2011:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
							Receivable>
	30-59 Days	60-89 Days	Greater than 90	Total Past		Total Loans	90 Days and
March 31, 2012	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	154	233	—	387	91,550	91,937	—
Agriculture mortgages	—	—	—	—	72,591	72,591	—
Construction	—	—	—	—	17,404	17,404	—
Consumer real estate
1-4 family residential mortgages	871	69	152	1,092	136,215	137,307	152
Home equity loans	120	—	—	120	14,212	14,332	—
Home equity lines of credit	—	—	—	—	15,020	15,020	—
Commercial and industrial
Commercial and industrial	67	6	101	174	26,887	27,061	—
Tax-free loans	—	—	—	—	19,327	19,327	—
Agriculture loans	—	—	—	—	12,299	12,299	—
Consumer	2	1	—	3	3,102	3,105	—
Total	1,214	309	253	1,776	408,607	410,383	152

							Loans
							Receivable>
	30-59 Days	60-89 Days	Greater than 90	Total Past		Total Loans	90 Days and
December 31, 2011	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	390	—	—	390	94,957	95,347	—
Agriculture mortgages	—	—	—	—	73,287	73,287	—
Construction	132	—	—	132	18,825	18,957	—
Consumer real estate
1-4 family residential mortgages	1,684	140	107	1,931	132,028	133,959	107
Home equity loans	79	101	—	180	14,507	14,687	—
Home equity lines of credit	—	15	—	15	14,989	15,004	—
Commercial and industrial
Commercial and industrial	49	—	101	150	25,763	25,913	—
Tax-free loans	—	—	—	—	19,072	19,072	—
Agriculture loans	—	—	—	—	12,884	12,884	—
Consumer	18	5	—	23	3,567	3,590	—
Total	2,352	261	208	2,821	409,879	412,700	107

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2012, and December 31, 2011:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2012	2011
	$	$
Commercial real estate
Commercial mortgages	1,556	1,265
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	209
Home equity loans	—	146
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	165	242
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,721	1,862

As of March 31, 2012, and December 31, 2011, all of the Corporation’s loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three months ended March 31, 2012, and March 31, 2011, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	March 31,	March 31,
	2012	2011
	$	$
Impaired loans:
Average recorded balance of impaired loans	3,465	3,732
Interest income recognized on impaired loans	29	72

Interest income on loans would have increased by approximately $31,000 for the first quarter of 2012, and $15,000 for the first quarter of 2011, had these loans performed in accordance with their original terms.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of March 31, 2012, and December 31, 2011:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

		Unpaid		Average	Interest
March 31, 2012	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	$	$	$	$	$
With no related allowance recorded:
Commercial real estate
Commercial mortgages	457	457	—	464	—
Agriculture mortgages	1,648	1,648	—	1,654	29
Construction	—	—	—	—	—
Total commercial real estate	2,105	2,105	—	2,118	29

Commercial and industrial
Commercial and industrial	165	206	—	224	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	165	206	—	224	—

Total with no related allowance	2,270	2,311	—	2,342	29

With an allowance recorded:
Commercial real estate
Commercial mortgages	1,099	1,196	117	1,123	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	1,099	1,196	117	1,123	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	1,099	1,196	117	1,123	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,556	1,653	117	1,587	—
Agriculture mortgages	1,648	1,648	—	1,654	29
Construction	—	—	—	—	—
Total commercial real estate	3,204	3,301	117	3,241	29

Commercial and industrial
Commercial and industrial	165	206	—	224	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	165	206	—	224	—
Total	3,369	3,507	117	3,465	29

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

		Unpaid		Average	Interest
December 31, 2011	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	$	$	$	$	$
With no related allowance recorded:
Commercial real estate
Commercial mortgages	473	473	—	641	—
Agriculture mortgages	1,658	1,658	—	1,667	119
Construction	—	67	—	44	—
Total commercial real estate	2,131	2,198	—	2,352	119

Commercial and industrial
Commercial and industrial	137	137	—	226	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	137	137	—	226	—
Total with no related allowance	2,268	2,335	—	2,578	119

With an allowance recorded:
Commercial real estate
Commercial mortgages	1,147	1,244	140	1,245	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	1,147	1,244	140	1,245	—

Commercial and industrial
Commercial and industrial	105	105	61	71	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	105	105	61	71	—
Total with a related allowance	1,252	1,349	201	1,316	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,620	1,717	140	1,886	—
Agriculture mortgages	1,658	1,658	—	1,667	119
Construction	—	67	—	44	—
Total commercial real estate	3,278	3,442	140	3,597	119

Commercial and industrial
Commercial and industrial	242	242	61	297	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	242	242	61	297	—
Total	3,520	3,684	201	3,894	119

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables detail activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012, and March 31, 2011:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

March 31, 2012	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$

Allowance for credit losses:
Beginning balance	3,441	1,424	2,825	61	729	8,480

Charge-offs	—	—	42	5	—	47
Recoveries	—	—	20	5	—	25
Provision	(371)	(103)	214	(6)	16	(250	)(1)

Ending balance	3,070	1,321	3,017	55	745	8,208

Ending balance: individually
evaluated for impairment	117	—	—	—	—	117
Ending balance: collectively
evaluated for impairment	2,953	1,321	3,017	55	745	8,091
Ending balance: loans acquired
with deteriorated credit quality	—	—	—	—	—	—

(1)	The Corporation recognized a $250,000 credit provision in the first quarter of 2012 as a result of lower levels of non-performing and delinquent loans, minimum charge-offs, and a decline in loan balances.

March 31, 2011	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$

Allowance for credit losses:
Beginning balance	2,605	1,254	2,816	75	382	7,132

Charge-offs	97	13	30	9	—	149
Recoveries	—	2	145	3	—	150
Provision	527	39	(165)	—	49	450

Ending balance	3,035	1,282	2,766	69	431	7,583

Ending balance: individually
evaluated for impairment	251	—	119	—	—	370
Ending balance: collectively
evaluated for impairment	2,784	1,282	2,647	69	431	7,213
Ending balance: loans acquired
with deteriorated credit quality	—	—	—	—	—	—

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present, by portfolio segment, the recorded investment in loans at March 31, 2012, and December 31, 2011.

LOANS BY PORTFOLIO SEGMENT

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
March 31, 2012

Loans receivable:
Ending balance	181,932	166,659	58,687	3,105		410,383
Ending balance: individually
evaluated for impairment	3,204	—	165	—		3,369
Ending balance: collectively
evaluated for impairment	178,728	166,659	58,522	3,105		407,014
Ending balance: loans acquired
with deteriorated credit quality	—	—	—	—		—

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
December 31, 2011

Loans receivable:
Ending balance	187,591	163,650	57,869	3,590		412,700
Ending balance: individually
evaluated for impairment	3,278	—	242	—		3,520
Ending balance: collectively
evaluated for impairment	184,313	163,650	57,627	3,590		409,180
Ending balance: loans acquired
with deteriorated credit quality	—	—	—	—		—

In the first quarter of 2012 there was no loan modification made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the assets reported on the consolidated balance sheets at their fair value as of March 31, 2012, and December 31, 2011, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

(DOLLARS IN THOUSANDS)

	March 31, 2012
	Level I	Level II	Level III	Total
U.S. government agencies	$—	$42,603	$—	$42,603
U.S. agency mortgage-backed securities	—	48,183	—	48,183
U.S. agency collateralized mortgage obligations	—	54,099	—	54,099
Private collateralized mortgage obligations	—	7,117	—	7,117
Corporate bonds	—	36,114	—	36,114
Obligations of states & political subdivisions	—	88,276	—	88,276
Marketable equity securities	3,950	—	—	3,950
Total securities	$3,950	$276,392	$—	$280,342

On March 31, 2012, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of March 31, 2012, the CRA fund investments had a $4,000,000 book value with a fair market value of $3,950,000.

Fair Value Measurements:

(DOLLARS IN THOUSANDS)

	December 31, 2011
	Level I	Level II	Level III	Total
U.S. government agencies	$—	$46,614	$—	$46,614
U.S. agency mortgage-backed securities	—	55,129	—	55,129
U.S. agency collateralized mortgage obligations	—	56,049	—	56,049
Private collateralized mortgage obligations	—	7,225	—	7,225
Corporate bonds	—	25,298	—	25,298
Obligations of states & political subdivisions	—	89,745	—	89,745
Marketable equity securities	3,951	—	—	3,951
Total securities	$3,951	$280,060	$—	$284,011

On December 31, 2011, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. As of December 31, 2011, the Corporation’s CRA fund investments had a book value of $4,000,000 and a fair market value of $3,951,000 utilizing level I pricing.

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no level III securities as of March 31, 2012, or December 31, 2011.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of March 31, 2012, and December 31, 2011, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	March 31, 2012
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$3,252	$3,252
OREO	—	—	132	132
Total	$—	$—	$3,384	$3,384

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$3,319	$3,319
OREO	—	—	—	—
Total	$—	$—	$3,319	$3,319

The Corporation had a total of $3,369,000 of impaired loans as of March 31, 2012, with $117,000 of specifically allocated allowance against these loans. The Corporation had a total of $3,520,000 of impaired loans as of December 31, 2011, with $201,000 of specifically allocated allowance against these loans. Impaired loans are valued based on a discounted present value of expected future cash flows.

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. The Corporation’s OREO balance consists of one residential property that was classified as OREO in the first quarter of 2012. Management has estimated the current value of the OREO property at $132,000 utilizing level III pricing. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

(DOLLARS IN THOUSANDS)

	Fair Value	Valuation	Unobservable	Range
March 31, 2012:	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	3,252	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
expenses (2)
OREO	132	Appraisal of	Liquidation	-2% to -10% (-6%)
		collateral (1),(3)	expenses (2)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.

(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3) Includes qualitiative adjustments by management and estimated liquidation expenses.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Corporation’s financial instruments at March 31, 2012, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	March 31, 2012
			Quoted Prices
			in Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	32,909	32,909	32,909	—	—
Securities available for sale	280,342	280,342	3,950	276,392	—
Regulatory stock	4,378	4,378	4,378
Loans held for sale	1,042	1,042	—	1,042	—
Loans, net of allowance	402,145	413,144	—	—	413,144
Accrued interest receivable	3,050	3,050	3,050	—	—
Bank owned life insurance	18,688	18,688	18,688	—	—
Mortgage servicing assets	26	26	—	26	—

Financial Liabilities:
Demand deposits	147,592	147,592	147,592	—	—
Interest-bearing demand deposits	5,728	5,728	5,728	—	—
NOW accounts	59,099	59,099	59,099	—	—
Savings accounts	107,342	107,342	107,342	—	—
Money market deposit accounts	52,775	52,775	52,775	—	—
Time deposits	233,658	238,833	—	238,833	—
Total deposits	606,194	611,369	372,536	238,833	—

Long-term borrowings	75,500	79,387	—	79,387	—

Accrued interest payable	928	928	928	—	—

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The carrying amounts and estimated fair values of the Corporation’s financial instruments at December 31, 2011, and March 31, 2011, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	December 31,		March 31,
	2011		2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	$	$	$	$
Financial Assets:
Cash and cash equivalents	31,886	31,886	33,749	33,749
Securities available for sale	284,011	284,011	254,807	254,807
Regulatory stock	4,148	4,148	4,455	4,455
Loans held for sale	1,926	1,926	376	376
Loans, net of allowance	404,158	412,796	415,714	421,271
Accrued interest receivable	3,157	3,157	3,386	3,386
Bank owned life insurance	16,552	16,552	16,045	16,045
Mortgage servicing assets	26	26	31	31

Financial Liabilities:
Demand deposits	149,510	149,510	140,342	140,342
NOW accounts	61,246	61,246	60,114	60,114
Savings accounts	100,377	100,377	98,421	98,421
Money market deposit accounts	56,872	56,872	55,617	55,617
Time deposits	237,673	242,536	240,357	244,152
Total deposits	605,678	610,541	594,851	598,646

Long-term borrowings	73,000	77,180	82,000	86,031

Accrued interest payable	1,005	1,005	1,145	1,145

6.       Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of March 31, 2012, firm loan commitments were $10.3 million, unused lines of credit were $101.9 million, and open letters of credit were $7.5 million. The total of these commitments was $119.7 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

7.       Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Corporation has provided the necessary disclosure in Note 5.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Corporation has provided the necessary disclosure in the Consolidated Statements of Comprehensive Income.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Corporation has provided the necessary disclosure in the Consolidated Statements of Comprehensive Income.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2011 Annual Report to Shareholders of the Corporation. The financial condition and results of operations presented are not indicative of future performance.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

—	Economic conditions
—	Monetary and interest rate policies of the Federal Reserve Board
—	Volatility of the securities markets
—	Effects of deteriorating economic conditions, specifically the effect on loan customers to repay loans
—	Political changes and their impact on new laws and regulations
—	Competitive forces
—	Changes in deposit flows, loan demand, or real estate and investment securities values
—	Changes in accounting principles, policies, or guidelines
—	Ineffective business strategy due to current or future market and competitive conditions
—	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
—	Operation, legal, and reputation risk
—	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
—	The impact of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations issued there under

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

Results of Operations

Overview

The Corporation recorded net income of $2,189,000 for the three-month period ended March 31, 2012, a 29.0% increase over the $1,697,000 earned during the same period in 2011. Earnings per share, basic and diluted, were $0.77 for the three months ended March 31, 2012, compared to $0.59 for the same period in 2011.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s net interest income for the three months ended March 31, 2012, was $5,589,000, compared to $5,647,000 for the same period in 2011, a 1.0% decrease. The Corporation’s net interest margin was 3.46% for the first quarter of 2012, compared to 3.57% for the first quarter of 2011.

The Corporation recorded a credit provision for loan losses of $250,000 for the first quarter of 2012, compared to an expense of $450,000 for the first quarter of 2011. Improvements in asset quality, as evidenced by lower levels of non-performing and delinquent loans, minimal charge-offs, and a decline in loan balances, allowed the Corporation to reverse a portion of the allowance for loan losses into earnings in 2012 while still maintaining strong coverage ratios. Previously, in 2010 and 2011, the provision expense was at an increased level to provide for high levels of classified loans. When classified loans first began to decline in late 2011, the provision for loan losses was initially reduced. With further declines in classified assets, along with low levels of non-performing and delinquent loans, the first quarter 2012 allowance for loan losses calculation supported a decrease in this balance. Despite the reduction in the allowance for loan losses for the first quarter of 2012, the allowance for loan losses as a percentage of total loans was 2.00% as of March 31, 2012, compared to 1.79% as of March 31, 2011. More detail is provided in the Provision for Loan Losses section that follows and the Allowance for Loan Losses section under Financial Condition.

Other income, excluding the gain or loss on the sale of securities and impairment losses on securities, increased 26.1%, or $377,000, for the first quarter of 2012, compared to 2011. Additionally, operational costs for the three months ended March 31, 2012, compared to the same period in 2011, increased 8.5%, or $426,000.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE increased for the three months ended March 31, 2012, compared to the same period in 2011, due to the increase in the Corporation’s income.

Key Ratios	Three Months Ended
	March 31,
	2012	2011

Return on Average Assets	1.15%	0.93%
Return on Average Equity	10.57%	9.30%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

—	Net interest income
—	Provision for loan losses
—	Non-interest income
—	Non-interest expenses
—	Provision for income taxes

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

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income. The amount of FTE adjustment totaled $536,000 for the three months ended March 31, 2012, compared to $530,000 for the same period in 2011.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The amount of the tax adjustment varies depending on the amount of income earned on tax-free assets. The Corporation had been in an alternative minimum tax (AMT) position for years 2006 through 2009. As a result, tax–free loans and securities did not offer the full tax advantage they did when the Corporation was not subject to AMT. During 2008 and early 2009, management was actively reducing the tax-free municipal bond portfolio in an effort to reduce the Corporation’s AMT position, which acted to reduce the tax-equivalent adjustments. However, because of legislation that followed the credit crisis in the fall of 2008, financial institutions were permitted to treat 2009 and 2010 newly issued tax-free municipal bonds as AMT-exempt for the life of the bond. Additionally, financial institutions were still able to purchase AMT-exempt for life municipal bonds in 2011 and 2012 if they were first issued during 2009 and 2010. As a result, management resumed normal purchasing of municipal bonds, but only purchased AMT-exempt municipal bonds. This action began to increase the size of the tax-free municipal bond portfolio, which resulted in a higher tax-equivalent adjustment in 2011 and 2012. The tax-equivalent adjustment is expected to remain stable throughout 2012.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2012	2011
	$	$
Total interest income	7,330	7,843
Total interest expense	1,741	2,196

Net interest income	5,589	5,647
Tax equivalent adjustment	536	530
Net interest income (fully taxable equivalent)	6,125	6,177

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect net interest income:

—	The rates charged on interest earning assets and paid on interest bearing liabilities
—	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, and the shape of the U.S. Treasury curve all affect net interest income.

On December 16, 2008, the Federal Reserve Bank last cut the Federal funds rate from 1.00% to a target rate of 0.00% to 0.25%. The Federal funds rate has effectively remained at 0.25% ever since and is the rate at the time of this filing. The Federal funds rate is the overnight rate financial institutions charge other financial institutions to borrow or invest overnight funds. The historically low Federal funds rate, along with historically low U.S. Treasury and other market rates, has allowed the Corporation to reduce interest rates paid on deposit products and has reduced the cost of all types of borrowings, allowing management to reduce the cost of funds and reduce the Corporation’s interest expense. The Prime rate declined in tandem with the Federal funds rate over the same period mentioned above, reducing the loan rates for Prime-based loans. Market interest rates have remained very low from a historical perspective since 2009. This has resulted in lower fixed rates on loans and securities, which management purchases with excess liquidity. Therefore, the historically low rates have had offsetting positive and negative impacts, respectively, to the Corporation’s NII.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Even though the Federal funds rate remains at a historic low of 0.25%, the Treasury yield curve has retained some slope to allow banks the ability to invest or lend at longer terms with slightly higher yields. Most Treasury rates have remained constant since the end of 2011, but the yield curve still offers close to 190 basis points of slope between the 2-year and 10-year Treasury. As of December 31, 2011, the two-year Treasury was 0.25%, the five-year Treasury was 0.83%, and the ten-year Treasury was 1.89%. As of March 31, 2012, the two-year rate was 0.33%, the five-year was 1.04%, and the ten-year rate was 2.23%. Since deposits and borrowings generally price off short-term rates, the extremely low cost of short-term funds permitted management to continue to reduce the overall cost of funds during the first quarter of 2012. Management continued to reprice time deposits and borrowings to lower levels. Meanwhile, management continued to invest in securities and originate loans at longer terms, where the U.S. Treasury curve and market rates are higher, but down from levels experienced in the first part of 2011.

Management anticipates that interest rates will remain near these historically low levels for the remainder of 2012 because of the current economic conditions. Recent concerns include elevated unemployment rates, slowing gross national product projections, and a major European Union debt crisis. These concerns will likely weigh on the market and result in the U.S. Treasury curve retaining a positive slope for the remainder of 2012, and into 2013. This allows management to continue to price the vast majority of liabilities off lower short-term rates, while pricing loans and investing in longer securities, which are based off the five-year and ten-year U.S. Treasury rates that are moderately higher. The Corporation’s margin was 3.46% for the first quarter of 2012, an eleven basis-point decrease from the 3.57% for the first quarter of 2011. Although it has become challenging to prevent margin declines, the Corporation has done well in consistently reducing its cost of funds in order to maintain a healthy margin.

For the first quarter of 2012, the Corporation’s NII on an FTE basis decreased by $52,000, or 0.8%, compared to the same period in 2011. As shown on the table that follows, interest income, on an FTE basis for the quarter ending March 31, 2012, decreased by $507,000, or 6.1%, and interest expense decreased by $455,000, or 20.7%, compared to the same period in 2011.

The following table shows a more detailed analysis of net interest income on an FTE basis with all the major elements of the Corporation’s consolidated balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities. Additionally, the analysis provides the net interest spread and the net yield on interest earning assets. The net interest spread is the difference between the yield on interest earning assets and the rate paid on interest bearing liabilities. A deficiency of the net interest spread is that it does not give credit for the non-interest bearing funds and capital used to fund a portion of the total interest earning assets. For this reason, management emphasizes the net yield on interest earning assets, also referred to as the net interest margin (NIM). The NIM is calculated by dividing net interest income on an FTE basis into total average interest earning assets. NIM is generally the benchmark used by analysts to measure how efficiently a bank generates net interest income. For example, a financial institution with a NIM of 3.75% would be able to use fewer interest-earning assets and still achieve the same level of net interest income as a financial institution with a NIM of 3.50%.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended March 31,
		2012			2011
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest on deposits at other banks	16,370	16	0.39	11,315	5	0.18
Securities available for sale:
Taxable	191,440	1,225	2.56	176,692	1,532	3.47
Tax-exempt	83,961	1,337	6.37	79,759	1,282	6.43
Total securities (d)	275,401	2,562	3.72	256,451	2,814	4.39
Loans (a)	411,994	5,285	5.14	419,036	5,551	5.32
Regulatory stock	4,336	3	0.34	4,587	3	0.23
Total interest earning assets	708,101	7,866	4.45	691,389	8,373	4.86
Non-interest earning assets (d)	56,090			50,401
Total assets	764,191			741,790
LIABILITIES & STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Demand deposits	118,646	78	0.26	116,861	96	0.33
Savings deposits	103,547	27	0.10	95,117	24	0.10
Time deposits	234,737	1,023	1.75	244,682	1,314	2.18
Borrowed funds	79,595	613	3.10	78,748	762	3.92
Total interest bearing liabilities	536,525	1,741	1.31	535,408	2,196	1.66
Non-interest bearing liabilities:
Demand deposits	141,017			128,613
Other	3,357			3,772
Total liabilities	680,899			667,793
Stockholders’ equity	83,292			73,997
Total liabilities & stockholders’ equity	764,191			741,790
Net interest income (FTE)		6,125			6,177
Net interest spread (b)			3.14			3.20

Effect of non-interest bearing funds			0.32			0.37
Net yield on interest earning assets (c)			3.46			3.57

(a) Includes balances of nonaccrual loans and the recognition of any related interest income. The quarter-to-date average balances include net deferred loan fees and costs of ($50,000) as of March 31, 2012, and ($138,000) as of March 31, 2011. Such fees and costs recognized through income and included in the interest amounts totaled ($1,000) in 2012, and $4,000 in 2011.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Earnings and yields on loans have been negatively impacted by the very low Prime rate of 3.25% and the increased volume in Prime-based loans. However, because the negative impact began in 2009, the continued impact has lessened over time. Even with a Prime floor of 4.00% in place for the majority of new Prime-based loans, this rate is significantly below typical fixed-rate business and commercial loans, which generally range between 4.50% and 6.50%, depending on term and credit risk. While Prime-based loans will aid the Corporation when interest rates rise, any increase in Prime-based loans will generally cause the Corporation’s average loan yield to decrease. Currently, the increased levels of Prime-based loans continue to cause the Corporation’s average loan yield to decrease. There are times when sufficient growth in the loan portfolio can make up for decreases in yield and provide a higher overall interest income on loans. However, with the Prime rate at extremely low levels, even with Prime-plus loans being originated, the net impact is generally a reduction of loan yield. This occurs as more variable rate loan growth is occurring than fixed rate loan growth. Additionally, many consumers and businesses are taking the opportunity presented by the historically low Prime rate to borrow additional amounts on existing lines of credit not fully utilized. Nearly all of the Prime-plus rates on the Corporation’s business and commercial lines of credit are below the business and commercial fixed rates. Growth in this type of loan does not provide the amount of income generated on fixed rate loans.

Management instituted floors on certain types of consumer home equity lines of credit at the end of 2008, and instituted limited floors on business and commercial Prime-based loans in 2009. Effective January 1, 2010, all new Prime-based lines of credit were floored at 4.00%. Currently, as lines of credit are renewed, a Prime-plus tiered rating system will factor in downgrades in credit rating, resulting in an immediate impact to the rate. These actions were designed to preserve loan yield and more effectively assign higher Prime-based loan rates to weaker credits to be adequately compensated for the higher degree of credit risk. In 2011 and through the first quarter of 2012, due to lower loan growth, increased competition, and lower cost of funds, management did grant new Prime-based loans at Prime to customers with the highest credit ratings, and at 3.50% and 3.75% to strong-rated credits. However, the majority of new Prime-based loans were originated with a floor of 4.00%. Management believes Prime-based loan growth is critical to strengthen the Corporation’s asset liability position for higher interest rates. As such, management will remain competitive with Prime-based loans, as these loans will significantly outperform fixed rate loans given a rise in interest rates. Management also believes there is a very large opportunity cost in not booking Prime-based loans due to competitive reasons and therefore having to reinvest cash flows into securities that are at much lower yields and model as much longer instruments from an interest rate risk standpoint.

Earnings and yields on the Corporation’s securities have also been negatively impacted by the historically low interest rates. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. The U.S. Treasury rates have remained at historically low levels since the Federal funds rate was reduced to 0.25% in December 2008. As the low-rate period continues to extend, larger amounts of securities are maturing forcing the proceeds to be reinvested into lower-yielding instruments. The Corporation’s taxable securities experienced a 91 basis-point reduction in yield for the three months ended March 31, 2012, compared to the same period in 2011, due to reinvesting into lower-yielding instruments. Tax-exempt security yields decreased by six basis points for the three months ended March 31, 2012, compared to the same period in 2011.

The Corporation’s interest bearing liabilities grew steadily through 2009 and 2010, declined during 2011, and grew slightly again in the first quarter of 2012. With significantly lower interest rates, total interest expense declined significantly. Interest expense on deposits declined by $306,000 for the three months ended March 31, 2012, compared to the same period in 2011. Demand and savings deposits reprice in entirety whenever the offering rates are changed. This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels. Due to the size of rate decreases relative to the initial interest rate, the percentage decreases in the actual interest rates are very high. The annualized rate on interest bearing demand accounts decreased seven basis points, or 21.2%, for the three-month period ended March 31, 2012, compared to the prior year’s period, while the annualized rate on savings accounts remained the same. Importantly, while the percentage of rate decreases is large, the scope of further reductions in dollar amount of interest expense is very limited since rates cannot conceivably be reduced much lower. The year-to-date average balances of interest bearing demand deposits increased by $1.8 million, or 1.5%, from March 31, 2011, to March 31, 2012, and the average balance of savings accounts increased by $8.4 million, or 8.9%, during the same period. This increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2012 compared to 2011.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. Historically, the Corporation has seen decreases in time deposit balances when the equity markets improve as customers are more willing to direct maturing time deposits into stocks. During 2011 and through the first quarter of 2012, time deposit balances decreased. More recently, the decrease can also be attributed to the lowest rates paid historically on time deposits, which has caused the differential between time deposit rates and interest rates on non-maturing deposits to be minimal. As a result, customers have elected to keep more of their funds in non-maturity deposits and fewer in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a lower cost and more balanced deposit funding position. The Corporation was able to reduce interest expense on time deposits by $291,000 for the first quarter of 2012, compared to the same period in 2011, with average balances declining by $9.9 million. This effectively reduced the annualized rate paid on time deposits by 43 basis points when comparing the three-month periods in both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. In 2012, the Corporation took advantage of some competitively priced short-term advances in addition to the normal portfolio of long-term borrowings. No short-term advances were utilized in the first quarter of 2011. The short-term borrowings at March 31, 2012, only accounted for $4.3 million of the average borrowings balance. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. The Corporation increased average borrowings by $847,000 in the first quarter of 2012 compared to the same quarter in 2011, but interest expense was $149,000 lower for the first quarter of 2012 compared to the first quarter of 2011, as a result of lower interest rates on the outstanding borrowings.

The NIM was 3.46% for the first quarter of 2012, compared to 3.57% for the same period in 2011. For the three-month period ended March 31, 2012, the net interest spread decreased six basis points to 3.14%, from 3.20% for the same period in 2011. The effect of non-interest bearing funds dropped five basis points for the three-month period compared to the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities. For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio. The Corporation had a credit provision of $250,000 for the quarter ended March 31, 2012, compared to a provision expense of $450,000 for the quarter ended March 31, 2011. The Corporation gives special attention to the level of delinquent loans. The analysis of the loan loss allowance takes into consideration, among other things, the following factors:

—	levels and trends in delinquencies, nonaccruals, and charge-offs,
—	trends within the loan portfolio,
—	changes in lending policies and procedures,
—	experience of lending personnel and management oversight,
—	national and local economic trends,
—	concentrations of credit,
—	external factors such as legal and regulatory requirements,
—	changes in the quality of loan review and Board oversight,
—	changes in the value of underlying collateral.

The provision for the first quarter of 2012 was lower than the provision for 2011 due to the following factors:

—	Lower levels of delinquent and non-performing loans
—	Decreased charge-offs
—	Increased allowance as a percentage of total loans
—	Declines in total loans

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Coupled with the prolonged period of economic decline, specifically the weaker housing market and ongoing credit concerns, the Corporation had experienced a general increase in loan delinquencies since the beginning of 2009 through 2010. However, in 2011 and through the first quarter of 2012, delinquencies declined from a January 31, 2011 high of 1.45% of total loans to 0.81% of total loans as of March 31, 2012. The reduction in loan delinquencies was affected by the 2011 payoff of approximately $1.5 million related to a commercial borrower who had several loans on nonaccrual status. The Corporation’s total substandard and doubtful loans, which are considered classified loans, have stabilized and are down from the high of $36.2 million on September 30, 2011. Classified loans were $30.3 million as of March 31, 2011, $35.4 million as of December 31, 2011, and $35.9 million as of March 31, 2012.

The above two measurements show somewhat opposing trends in terms of delinquencies declining significantly over the past five quarters with classified loans increasing. Management has been closely tracking delinquencies and classified loans as a percentage of the loan portfolio and believes these opposite trends are best explained by evaluating what is behind each of these measurements. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. However, classified loans are determined strictly by the loan-to-value and debt-to-income ratios. The prolonged economic downturn, including devaluation of residential and commercial real estate, has stressed these ratios to the point that many long-term strong borrowers now fall below industry guidelines for loan-to-value ratios. To date, the trend of higher classified loans has not resulted in higher delinquencies and higher loan losses; however, management is committed to reversing the trend of higher classified loans. This includes seeking additional collateral, limiting the Corporation’s credit exposure, and working out of classified loans that are not in the Corporation’s best interests to continue to hold. The delinquency and classified loan information is utilized in the quarterly allowance for loan loss (ALLL) calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. Generally, management will evaluate and adjust, if necessary, the provision expense each quarter upon completion of the quarterly ALLL calculation.

Improvements in asset quality, as evidenced by lower levels of non-performing and delinquent loans, minimal charge-offs, along with declines in total loans, allowed the Corporation to reverse a portion of the allowance for loan losses into earnings in 2012 while still maintaining strong coverage ratios. Previously, in 2010 and 2011, the provision expense was at an increased level to provide for high levels of classified loans. When classified loans first began to decline in late 2011, the provision for loan losses was initially reduced. With further declines in classified assets, along with low levels of non-performing and delinquent loans, the first quarter 2012 allowance for loan losses calculation supported a decrease in this balance. Despite the reduction in the allowance for loan losses for the first quarter of 2012, the allowance for loan losses as a percentage of total loans was 2.00% as of March 31, 2012, compared to 1.79% as of March 31, 2011. The charge-offs for the three months ended March 31, 2012, were $47,000 compared to $149,000 of charge-offs for the same period in 2011.

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

Several qualitative adjustments were made in 2011 and 2012, specifically related to changes in the agriculture loan portfolio. Factors for more volume and increased risk in the agriculture portfolio were made due to an increased focus in this area, the hiring of a new agriculture lender, and the recognition of more agriculture loans being booked. The net change in all qualitative factors since 2009 is resulting in higher required allowance for loan losses, assuming all other factors remained constant. The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses based on the current environment.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Management monitors the allowance as a percentage of total loans and has increased this percentage over time. Because of the credit provision recorded in the first quarter of 2012, this percentage has decreased slightly since December 31, 2011, but still remains very high compared to historical percentages. As of March 31, 2012, the allowance as a percentage of total loans was 2.00%, down from 2.06% at December 31, 2011, and up from 1.79% at March 31, 2011. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

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

Other Income

Other income for the first quarter of 2012 was $2,165,000, an increase of 385,000, or 21.6%, compared to the $1,780,000 earned during the first quarter of 2011. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011
	$	$	$	%
Trust and investment services	298	278	20	7.2
Service charges on deposit accounts	305	301	4	1.3
Other service charges and fees	124	129	(5)	(3.9)
Commissions	478	425	53	12.5
Gains on securities transactions	431	484	(53)	(11.0)
Impairment losses on securities	(86)	(147)	61	(41.5)
Gains on sale of mortgages	68	54	14	25.9
Earnings on bank owned life insurance	415	146	269	184.2
Other miscellaneous income	132	110	22	20.0
Total other income	2,165	1,780	385	21.6

Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. For the three months ended March 31, 2012, traditional trust service income increased $30,000, or 14.6%, over the same period in 2011, while income from alternative investment services decreased by $10,000, or 13.6%. It has been more difficult to grow the trust and investment services area in the past several years due to a very weak stock market that coincided with the sub-prime and credit crisis that began in 2008, but 2012 has seen moderate growth in this area as the equity market begins to recover.

Service charges on deposit accounts increased by $4,000, or 1.3%, for the three months ended March 31, 2012, compared to the same period in 2011. Overdraft service charges are the largest component of this category and comprised approximately 87% of the total deposit service charges for the three months ended March 31, 2012, and approximately 86% of total deposit service charges for the three months ended March 31, 2011. Total overdraft fees increased by $8,000, or 3.0%, for the first quarter of 2012, compared to the same period in 2011. Most of the other service charge areas remained stable from the first quarter of 2011 to the first quarter of 2012.

Other fees decreased by $5,000, or 3.9%, for the three months ended March 31, 2012, compared to the same period in 2011. This is primarily due to a slight decrease in loan-related fees. When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance. These amendments allow customers to obtain favorable terms without completely rewriting the loan. These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans. Mortgage amendment activity had picked up during the latter part of 2010 and into the first quarter of 2011 resulting in higher fees in the first quarter of 2011 compared to the first quarter of 2012.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Commission income increased $53,000, or 12.5%, for the three months ended March 31, 2012, compared to the same period in 2011. The largest component of commission income is from Debit MasterCard® commissions. The amount of customer usage of cards at point of sale transactions determines the level of commission income received. The debit card income of $420,000 for the three months ended March 31, 2012, is an increase of $47,000, or 12.5%, over the same period in 2011. Customers have become more comfortable with the use of debit cards, as they are now widely accepted by merchants, thereby increasing the number of transactions processed. Another significant component of commission income is from MasterCard and Visa® commissions, which provided income of $43,000 for the three months ended March 31, 2012, compared to $42,000 for the three months ended March 31, 2011. MasterCard and Visa commissions are the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers. Provided no new regulatory restrictions occur, management expects that the total of both of these categories will continue to increase as the reliance on electronic payment systems expands and economic recovery occurs.

For the three months ended March 31, 2012, $431,000 of gains on securities transactions was recorded compared to $484,000 for the same period in 2011. Gains or losses on securities transactions fluctuate based on opportunities to reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses on this type of activity fluctuate based on current market prices and the volume of security sales. Due to favorable market conditions, with U.S. Treasury rates lower and bond prices higher, management had opportunities to pull gains from the sale of securities in the first quarter of 2012 and 2011.

Impairment losses on securities were $86,000 for the three months ended March 31, 2012, compared to $147,000 for the three months ended March 31, 2011. Impairment losses occur when securities are written down to a lower value based on anticipated credit losses. The other than temporary impairment losses recorded in 2012 were related to two private collateralized mortgage obligations. The impairment losses recorded in 2011 were related to four private collateralized mortgage obligations. Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section, under Financial Condition, in this filing.

Gains on the sale of mortgages were $68,000 for the first quarter of 2012, compared to $54,000 for the first quarter of 2011. Secondary mortgage financing activity drives the gains on the sale of mortgages, and this activity increased towards the end of 2011 and into the first quarter of 2012 as refinancing activity was high due to the extremely low interest rate environment. Many customers have already refinanced their higher-rate mortgages to lower rates, so this activity will likely decline significantly throughout the remainder of 2012.

For the three months ended March 31, 2012, earnings on BOLI were $415,000, compared to $146,000 for the three months ended March 31, 2011. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies, the actual annual return of the policies, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses. Management made an additional BOLI purchase in the first quarter of 2012 that contributed to the increase in BOLI income from the first quarter of 2011 to the first quarter of 2012. Additionally, the death of a former director resulted in further BOLI income of $256,000 for the first quarter of 2012.

The miscellaneous income category increased $22,000, or 20.0%, for the three months ended March 31, 2012, compared to the same period in 2011. In the first quarter of 2012, income of $22,000 was recorded related to a PA sales tax refund with no corresponding income in 2011.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the three-month period ended March 31, 2012, compared to the same period in 2011.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011
	$	$	$	%
Salaries and employee benefits	3,227	2,852	375	13.1
Occupancy expenses	427	411	16	3.9
Equipment expenses	209	196	13	6.6
Advertising & marketing expenses	85	71	14	19.7
Computer software & data processing expenses	396	386	10	2.6
Bank shares tax	214	208	6	2.9
Professional services	280	301	(21)	(7.0)
FDIC Insurance	91	222	(131)	(59.0)
Other operating expenses	503	359	144	40.1
Total Operating Expenses	5,432	5,006	426	8.5

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise more than 50% of the Corporation’s total operating expenses. For the three months ended March 31, 2012, salaries and benefits increased $375,000, or 13.1%, over the same period in 2011. Salaries increased by $251,000, or 11.9%, and employee benefits increased by $124,000, or 16.5%, for the three months ended March 31, 2012, compared to the same period in 2011. In addition to the normal wage and cost of living increases, the first quarter 2012 salary and benefits costs increased due to the addition of multiple new professional staff members.

Occupancy expenses consist of the following:

—	Depreciation of bank buildings
—	Real estate taxes and property insurance
—	Utilities
—	Building repair and maintenance

Occupancy expenses increased $16,000, or 3.9%, for the three months ended March 31, 2012, compared to the same period in 2011. The majority of this increase was due to a $17,000 increase in building repair and maintenance expenses. Various other occupancy categories had minimal increases and decreases accounting for the remainder of the quarter-over-quarter variance.

Equipment expenses increased $13,000, or 6.6%, for the three months ended March 31, 2012, compared to the same period in the prior year. This expense category includes equipment depreciation, repair and maintenance, and various other equipment-related expenses. Depreciation expense increased by $7,000, or 5.6%, for the first quarter of 2012, compared to the first quarter of 2011. Equipment assets have shorter asset depreciation lives, generally five to seven years. In addition, expenses related to equipment service contracts increased by $3,000 for the three-month period ended March 31, 2012. Other equipment expenses changed minimally comparing the first quarter of 2012 with the first quarter of 2011.

Advertising and marketing expenses increased by $14,000, or 19.7%, for the three months ended March 31, 2012, compared to the three-month period in the prior year. The expenses of this category support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies and fluctuations are normal.

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements. This expense category increased $10,000, or 2.6%, for the three months ended March 31, 2012, compared to the same period in 2011. Software-related expenses decreased $7,000, or 3.2%, for the three months ended March 31, 2012, compared to the same period in 2011, as a result of a decrease in software amortization costs that was partially offset by an increase in software maintenance agreement costs. The cost of software programs are amortized, or expensed, over a three-year period. More than offsetting this decrease, STAR network fees were up $18,000, or 10.5%, for the three months ended March 31, 2012, compared to the same period in 2011. The STAR network fees are the fees paid to process all ATM and debit card transactions.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Bank shares tax expense increased $6,000, or 2.9%, for the three months ended March 31, 2012, compared to the same period in 2011. The shares tax is a calculation based on the Bank’s capital net of shares tax-exempt assets. The shares tax will generally increase as the Bank’s capital levels grow unless the Bank purchases more shares tax-exempt assets. The Bank’s levels of shares tax-exempt assets declined from prior years’ levels so the amount of tax is increasing at a faster pace than the growth of capital. Management continually weighs the benefits of holding more bank shares tax-exempt assets versus the costs in terms of the lower yield that these securities produce compared to other securities.

Professional services expense decreased $21,000, or 7.0%, for the three months ended March 31, 2012, compared to the same period in 2011. These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services. Accounting and auditing fees increased $19,000 for the three months ended March 31, 2012, compared to the same period in 2011, due to an adjustment made in 2011 for fees that were over accrued in 2010. The fee accruals in 2010 were elevated due to an expected increase in internal and external audit fees related to compliance with the Sarbanes-Oxley Act. However, due to the permanent deferral of the external audit attestation piece of the Sarbanes-Oxley Act, the Corporation was not required to pay these additional audit fees. In addition, student loan servicing expense decreased $77,000 for the three months ended March 31, 2012, compared to the same period in 2011. Management decided to stop originating student loans in the first quarter of 2010 and sold the remaining portfolio of student loans in the second quarter of 2011. Other outside services expense increased $18,000 for the first quarter of 2012, compared to the first quarter of 2011. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

The expenses associated with FDIC insurance decreased by $131,000, or 59.0%, for the three months ended March 31, 2012, compared to the same period in 2011. The FDIC expenses for 2012 were reduced primarily because of a change in assessment base. Prior to 2011, assessments were calculated based on the total deposits of a financial institution. Beginning in the second quarter of 2011, the assessment base was changed from deposits to total assets less tangible equity. This change resulted in significant savings for the Corporation beginning in the second quarter of 2011. FDIC premiums were prepaid at the end of 2009 for the following three-year period. The Corporation had a total of $1,170,000 outstanding in the prepaid FDIC insurance assessment asset account as of March 31, 2012. In addition to FDIC insurance costs, the Corporation is subject to assessments to pay the interest on Financing Corporation Bonds, which is also recorded as FDIC insurance expense. Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions. The total Financing Corporation assessments paid by the Corporation in the first quarter of 2012 were approximately $11,000 and were 39.0% lower than the assessments paid in the first quarter of 2011.

Other operating expenses are comprised of the remainder of the Corporation’s operating expenses. Some of the larger items included in this category are:

—	Postage
—	Director fees and expense
—	Travel expense
—	General supplies
—	Charitable contributions
—	Delinquent loan expenses
—	Deposit account charge-offs and recoveries

Other operating expenses increased by $144,000, or 40.1%, for the three months ended March 31, 2012, compared to the same period in 2011. The increase can be attributed to an increase in the allowance for off-balance sheet credit losses of $77,000, additional delinquent loan expenses of $16,000, additional charitable contributions expense of $41,000, and additional fraud related charge-off expenses of $23,000. Operating supplies expenses decreased by $20,000 partially offsetting these increases. Several other expense categories had minimal increases and decreases making up the remaining variance.

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

For the three months ended March 31, 2012, the Corporation recorded tax expense of $383,000, compared to tax expense of $274,000 for the three months ended March 31, 2011. The effective tax rate for the Corporation was 14.9% for the three months ended March 31, 2012, compared to 13.9% for the same period in 2011. The Corporation’s level of pre-tax income was 30.5% higher for the first quarter of 2012 compared to the first quarter of 2011.

Due to lower earnings and a large percentage of tax-free income compared to total income, the Corporation became subject to the alternative minimum tax (AMT) in 2006. The Corporation remained in an AMT position in 2007, 2008, and 2009. The Corporation was not in an AMT position in 2010 or 2011. When the Corporation is not in an AMT position, the AMT credits can be utilized to offset Federal corporate income tax. The AMT affects the amount of Federal income tax due and paid, but it does not affect the book tax provision.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of March 31, 2012, the Corporation had $280.3 million of securities available for sale, which accounted for 36.5% of assets, compared to 36.8% as of December 31, 2011, and 33.7% as of March 31, 2011. Based on ending balances, the securities portfolio increased 10.0% from March 31, 2011, and decreased 1.3% from December 31, 2011.

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

Each quarter, management sets portfolio allocation guidelines and adjusts the security portfolio strategy generally based on the following factors:

—	Performance of the various instruments
—	Direction of interest rates
—	Slope of the yield curve
—	ALCO positions as to liquidity, credit risk, interest rate risk, and net portfolio value
—	Economic factors impacting debt securities

The investment policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications provide opportunities to shorten or lengthen duration, maximize yield, and mitigate credit risk. The composition of the securities portfolio based on fair market value is shown in the following table.

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)
			Period Ending
	March 31, 2012		December 31, 2011		March 31, 2011
	$	%	$	%	$	%
U.S. government agencies	42,603	15.2	46,614	16.4	47,500	18.6
U.S. agency mortgage-backed securities	48,183	17.2	55,129	19.4	39,951	15.7
U.S. agency collateralized mortgage obligations	54,099	19.3	56,049	19.8	58,967	23.1
Private collateralized mortgage obligations	7,117	2.5	7,225	2.5	11,733	4.6
Corporate bonds	36,114	12.9	25,298	8.9	13,906	5.5
Obligations of states and political subdivisions	88,276	31.5	89,745	31.6	78,869	31.0
Marketable equity securities	3,950	1.4	3,951	1.4	3,881	1.5
Total securities	280,342	100.0	284,011	100.0	254,807	100.0

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The largest movements within the securities portfolio were shaped by market factors, such as:

—	interest spread versus U.S. Treasury rates on the various securities
—	pricing of the instruments, including supply and demand for the product
—	structure of the instruments, including duration and average life
—	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
—	risk-based capital reasons
—	tax considerations with regard to obligations of states and political subdivisions.

Since March of 2011, the most significant shift occurring in the Corporation’s securities portfolio was an increase in corporate bonds and obligations of states and political subdivisions, which are commonly referred to as municipal bonds. Municipal bond purchases were made due to favorable tax treatments of new production municipal bonds and their superior tax-exempt yields that are elevated versus other comparable longer-term rates. The Corporation invested in additional corporate bonds in order to add diversity to the portfolio and provide strong yields for shorter maturities. The other areas of the securities portfolio, which include U.S. government agencies, mortgage-backed securities (MBS), collateralized mortgage obligations (CMOs), private collateralized mortgage obligations (PCMOs), and equity securities, experienced lesser changes. The more significant components of the securities portfolio along with a more detailed explanation of their changes are discussed below.

The decrease in the Corporation’s U.S. government agencies sector occurred as payments were received in the form of normally scheduled principal payments on the portion of agencies that are structured notes. Additionally, as agencies matured or were called, fewer reinvestments were made back into the agency sector because of the extremely low yields available on these bonds. Management continues to invest in agencies when appropriate to maintain a stable ladder of cash flows and to provide risk protection.

The increase in the Corporation’s U.S. agency mortgage-backed sector since March 31, 2011, occurred primarily because investments in a substantial amount of MBS assist management in maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the majority of U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS, CMO, and PCMO securities pay monthly principal and interest. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. While cash flows coming off of MBS, CMOs, and PCMOs do slow down and speed up as interest rates increase or decrease, the overall effect on the portfolio is minimal. The significance of these monthly cash flows relative to other security calls or maturities does act to soften or smooth out the Corporation’s total monthly cash flow from securities.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. From 2006 through 2009, the Corporation was in an alternative minimum tax (AMT) position when income levels fell and tax-exempt income remained high. The AMT requires the payment of a minimum level of tax should an entity have excessive amounts of tax preference items relative to a Corporation’s income. The Corporation’s primary tax preference item is the large amount of tax-free income generated by tax-free loans and tax-exempt securities. As a result of the Corporation’s AMT position in 2008, management had determined that the size of the municipal bond holdings in relation to the rest of the securities portfolio should be decreased. However, because of legislation that followed the credit crisis in the fall of 2008, beginning in 2009, financial institutions were now permitted to purchase 2009 and 2010 newly issued tax-free municipal bonds, which are AMT-exempt for the life of the bond. In addition, management can continue to purchase AMT exempt municipals in 2011 and 2012 as long as they were originally issued in 2009 and 2010. In 2010, 2011, and through the first quarter of 2012, management significantly increased the amount of tax-free municipal bonds due to very favorable tax-free yields that far surpassed the yields available on similar length taxable instruments and the favorable AMT-exempt for life tax treatment that exists. Management views this as a unique opportunity to both take advantage of the more favorable tax-equivalent yields on municipal bonds without causing the Corporation to be subject to AMT by carrying too many tax-free investments. Municipal bonds as a percentage of the total investment portfolio have remained very steady at 31.5% at March 31, 2012, compared to 31.6% as of December 31, 2011, and 31.0% at March 31, 2011.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of March 31, 2012, the Corporation held five PCMO securities with a book value of $7.9 million, a reduction of $0.4 million from the balance as of December 31, 2011. One of the five PCMO securities, with a book value of $1.1 million, carried an AAA credit rating by at least one of the major credit rating services. The four remaining PCMOs, with a book value of $6.8 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s. Management currently has no plans to sell these securities as management believes the current market values are not true indications of the value of the bonds based on cash flow analysis performed under severe stress testing. Management’s March 31, 2012 cash flow analysis indicated a need to take impairment of $86,000 on two of these bonds. While first quarter 2012 impairment is up from the $24,000 of quarterly impairment recorded as of December 31, 2011, it is down from the $147,000 of impairment recorded as of March 31, 2011. Should any future analysis reflect the need for additional impairment, management would expect it to be diminished as projected loss numbers were increased in the first quarter and have now been provided for. Additionally, all of these securities continue to pay down in terms of monthly principal payments.

For all of the PCMO bonds with impairment recorded, the cash flow analysis, conducted at slower prepayment speeds than the securities had been paying, revealed that there was an expectation that these particular bonds would suffer some loss of principal at the time of analysis, resulting in the impairment charge. Based on management’s methodology, current data does not support additional impairment on these PCMO securities, but it is possible further impairment would be necessary if both default and severity of loss rates rose to levels that have not yet been experienced, and if prepayment speeds slowed to speeds not previously experienced. Management will continue to update cash flow analysis quarterly that incorporates the most current default rates and prepayment speeds. Prepayment speeds on all of the Corporation’s PCMOs have been relatively fast, which is assisting in the cash flow analysis. Faster prepayment speeds make it more likely that the Corporation’s principal will be returned before additional credit losses are incurred.

As of March 31, 2012, the Corporation held corporate bonds with a total book value of $35.7 million and fair market value of $36.1 million. Management increased its holdings in corporate securities to approximately 13.1% of the portfolio, compared to approximately 9.2% at December 31, 2011. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place minimal credit ratings that must be met in order for management to purchase a corporate bond.

As of March 31, 2012, eleven of the thirty-six corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 98.6% of book value. As of March 31, 2012, all of these corporate bonds have single A credit ratings by at least one major credit rating service. Currently, there are no indications that any of these bonds would discontinue contractual payments.

Since 2008, the municipal bond ratings have been adversely affected by downgrades on nearly all of the insurance companies backing municipal bond issues. Previous to the sharp decline in the health of the insurance companies in 2008, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection. Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A. As of March 31, 2012, approximately 3% of the Corporation’s municipal bonds carried an AAA rating. The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of single A at the time of purchase. As of March 31, 2012, six municipal bonds with a book value of $2.4 million carried credit ratings under A. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Presently, despite the lower credit ratings on the six municipal securities, management has the intent and the ability to hold these securities to maturity and believes that full recovery of principal is probable.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment. In terms of credit risk and impairment, management views the Corporation’s one CRA fund with a $1 million book value differently because it is an equity investment with no maturity date. Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date. As of March 31, 2012, this CRA fund was showing unrealized losses of $50,000, or a 5.0% price decline. The prices on this fund tend to lag behind decreases in U.S. Treasury rates. Management believes that the price declines are primarily rate driven, and temporary as opposed to permanent. The other $3 million CRA SBA fund is a variable rate fund with a stable dollar price that does not carry fair value risk. Corporate bonds and private collateralized mortgage obligations have the most potential credit risk out of the Corporation’s debt instruments. Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds and all private label securities. As of March 31, 2012, two private collateralized mortgage obligations were considered to be other-than-temporarily impaired. These two securities were written down by $86,000 during the three months ended March 31, 2012.

Loans

Net loans outstanding decreased by 3.3% to $402.1 million at March 31, 2012, from $415.7 million at March 31, 2011. Net loans decreased by $2.0 million, or 0.5%, since December 31, 2011. The following table shows the composition of the loan portfolio as of March 31, 2012, December 31, 2011, and March 31, 2011.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	March 31,		December 31,		March 31,
	2012		2011		2011
	$	%	$	%	$	%
Commercial real estate
Commercial mortgages	91,937	22.4	95,347	23.1	101,969	24.1
Agriculture mortgages	72,591	17.7	73,287	17.7	65,820	15.5
Construction	17,404	4.2	18,957	4.6	12,217	2.9
Total commercial real estate	181,932	44.3	187,591	45.4	180,006	42.5

Consumer real estate (a)
1-4 family residential mortgages	137,307	33.4	133,959	32.5	137,546	32.5
Home equity loans	14,332	3.5	14,687	3.6	17,610	4.2
Home equity lines of credit	15,020	3.7	15,004	3.6	12,655	3.0
Total consumer real estate	166,659	40.6	163,650	39.7	167,811	39.7

Commercial and industrial
Commercial and industrial	27,061	6.6	25,913	6.3	29,629	7.0
Tax-free loans	19,327	4.7	19,072	4.6	22,207	5.2
Agriculture loans	12,299	3.0	12,884	3.1	11,185	2.6
Total commercial and industrial	58,687	14.3	57,869	14.0	63,021	14.8

Consumer	3,105	0.8	3,590	0.9	12,589	3.0

Total loans	410,383	100.0	412,700	100.0	423,427	100.0
Less:
Deferred loan fees, net	30		62		130
Allowance for loan losses	8,208		8,480		7,583
Total net loans	402,145		404,158		415,714

(a)	Residential real estate loans do not include mortgage loans sold to Fannie Mae and serviced by ENB. These loans totaled $8,679,000 as of March 31, 2012, $8,904,000 as of December 31, 2011, and $9,582,000 as of March 31, 2011.

The composition of the loan portfolio has undergone minor changes in recent years. The total of all categories of real estate loans comprises more than 80% of total loans. At $181.9 million, commercial real estate is the largest category of the loan portfolio, consisting of 44.3% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans increased from $180.0 million as of March 31, 2011, to $181.9 million as of March 31, 2012, a $1.9 million, or 1.1% increase.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The growth in commercial real estate loans has occurred in those secured by farmland. This category increased from $65.8 million, or 36.6% of commercial real estate loans as of March 31, 2011, to $72.6 million, or 39.9% of commercial real estate loans as of March 31, 2012. Unlike commercial areas outside of agriculture, the Corporation has seen a number of projects with agricultural purposes move forward.

The commercial mortgage segment of the commercial real estate category of loans has declined from March 31, 2011, to March 31, 2012. This area represented $102.0 million, or 56.7%, of commercial real estate loans as of March 31, 2011, and $91.9 million, or 50.5%, of commercial real estate loans as of March 31, 2012. Growth in this area over the past twelve months has slowed significantly since most businesses are unwilling to expand during uncertain economic conditions. Management believes the commercial real estate growth rate will remain low going forward and attributes this to a lag effect in terms of the economic conditions impacting Lancaster County. Locally, commercial loan growth continued during 2008 and 2009 while the national economic slowdown was occurring. That growth continued into the first part of 2010, but slowed as the year progressed and tapered off in 2011 and through the first quarter of 2012. The long-term economic weakness is now having an effect on many commercial projects causing them to be placed on hold. Management also would expect that any rebound in the growth of commercial real estate would lag a recovery by the economy.

Construction loans secured by real estate increased by $5.2 million, or 42.5%, from March 31, 2011, to March 31, 2012. The increase from the first quarter of 2011 to the first quarter of 2012 was due to an increase in construction projects in the latter part of 2011 and into 2012 that moved ahead after being held up in prior years. As these projects are completed, some of the loans are converted from construction loans to permanent commercial mortgages. Construction loan balances have declined since December 31, 2011, as these loans convert to permanent financing and management would expect this trend to continue in 2012.

Residential real estate loans make up just over 40% of the total loan portfolio with balances of $166.7 million. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 82.4% of total residential real estate loans and 33.4% of total loans. Traditional 10- to 20-year personal mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio, varying between 20% and 24% of the loan portfolio over the past five years. The Corporation is still experiencing steady growth in this area as a certain element of the Corporation’s customers prefer having their mortgage held by the Corporation versus being sold on the secondary market and serviced elsewhere. The Corporation’s personal residential mortgages remained stable at $137.5 million on March 31, 2011, and $137.3 million as of March 31, 2012. Although this category of loans did not grow, many other categories in the loan portfolio were experiencing a decline in balances. The weaker economic conditions, including continued weakness in home prices and home building, have had some impact on demand for the 10- to 20-year mortgages held by the Corporation. The Corporation generally only holds 10-, 15-, and 20-year mortgages, and will sell any mortgage originated over 20 years. While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold on the secondary market. Therefore, to grow the Corporation’s residential real estate loans, a sufficient number of 10-, 15-, and 20-year residential mortgages must be originated to compensate for normal principal pay downs and still grow the portfolio.

Second mortgages and home equity loans, fixed or variable, make up the remainder of the Corporation’s residential real estate loans. Requests for fixed-rate home equity loans have slowed in the current environment, while home equity lines of credit, which float on the Prime rate, have increased. From March 31, 2011 to March 31, 2012, fixed rate home equity loans have decreased from $17.6 million to $14.3 million, a $3.3 million, or 18.8% decrease. Meanwhile, home equity lines of credit increased from $12.7 million to $15.0 million, a $2.3 million, or 18.1% increase. The net of these two trends is a $1.0 million reduction in total home equity loan balances. Consumers are borrowing less in total due to economic conditions and a general desire to pay off household debt, while at the same time seeking the lowest interest rate to borrow money against their home value. The trends of lower levels of home equity borrowing and more variable rate versus fixed rate financing is likely to reverse once economic conditions improve and the Prime rate is increased. When the Prime rate increases, the floating rate loans become less attractive to borrowers who will also act to protect themselves against further rate increases by converting to a fixed rate loan. Management anticipates slow growth in the residential real estate area throughout the remainder of 2012.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These loans are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The loans can be further secured by personal guarantees of the owners or with inventory of the business. This portfolio of loans in total showed a decline of $4.3 million, or 6.9%, from March 31, 2011 to March 31, 2012. As of March 31, 2012, this category of commercial loans was made up of $27.1 million of commercial and industrial loans, $19.3 million of tax-free loans, and $12.3 million of agriculture loans. In the case of the Corporation, all of the $19.3 million of tax-free loans are to local municipalities. These loans declined by $2.9 million, or 13.0%, from March 31, 2011 to March 31, 2012, due to several loan payoffs. Agriculture loans increased by $1.1 million, or 10.0%, from March 31, 2011 to March 31, 2012, while other non-real estate secured commercial and industrial purpose loans were down from $29.6 million as of March 31, 2011, to $27.1 million as of March 31, 2012, primarily due to weak economic conditions and a lack of new commercial projects.

The consumer loan portfolio decreased significantly from March 31, 2011 to March 31, 2012. The significant decline in this area was primarily due to the sale of the student loan portfolio. The Corporation sold its portfolio of student loans, which was included in the consumer loan category, totaling approximately $8.0 million in the second quarter of 2011. Consumer loans made up 3.0% of total net loans on March 31, 2011, and 0.8% of total net loans on March 31, 2012. In recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Due to the credit crisis that occurred in 2008 and 2009, specialized lenders began pulling back on the availability of credit and more favorable credit terms. The underwriting standards of major financing and credit card companies began to strengthen in 2010 and 2011 after years of lower credit standards. This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice. Management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. In the current weak economy, customers delay purchasing new and used cars which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

—	Nonaccrual loans
—	Loans past due 90 days or more and still accruing
—	Troubled debt restructurings
—	Other real estate owned

ENB FINANCIAL CORP

Management’s Discussion and Analysis

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2012	2011	2011
	$	$	$

Nonaccrual loans	1,721	1,862	2,130
Loans past due 90 days or more and still accruing	152	107	71
Troubled debt restructurings	—	—	1,669
Total non-performing loans	1,873	1,969	3,870
Other real estate owned	132	—	400
Total non-performing assets	2,005	1,969	4,270
Non-performing assets to net loans	0.50%	0.49%	1.03%

The total balance of non-performing assets declined by $2.3 million, or 53.0%, from March 31, 2011, to March 31, 2012, primarily as a result of a decline in troubled debt restructurings. The non-performing assets remained relatively unchanged from December 31, 2011, to March 31, 2012. There were three loans classified as a TDR as of March 31, 2011. Each of these three loans had principal deferments for a period of time, with no changes to the interest rate and final maturity. The interest rate is commensurate with the interest rate management would extend to another borrower with the same level of credit risk. Because all three of these loans have been performing, without delinquency, according to the modified terms temporarily extended in 2010, they no longer need to be classified as troubled debt restructurings in 2012. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the current weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans has moderated with the level of non-performing assets down sharply and the Corporation’s total exposure reduced. Additionally, the direction of the risk is viewed as declining from the higher levels experienced in 2010 and early 2011.

As of March 31, 2012, other real estate owned (OREO) is shown at a recorded fair market value, net of anticipated selling costs, of $132,000. The balance consists of one residential property that was placed in OREO in the first quarter of 2012. As of March 31, 2011, there was one OREO property, consisting of a manufacturing property with a fair market value of $400,000. The manufacturing property had environmental conditions that had to be remediated in order for the property to be approved for future commercial purposes. These remediation efforts were completed in late 2011. After management determined that the property was suitable for bank purposes in the future, the property was removed from OREO and classified as land as of December 31, 2011. The costs to improve the site were initially capitalized and then written down to a current appraisal. As a result, a $60,000 loss on OREO was recorded in 2011. This loss was also included in other operating expenses on the Consolidated Statements of Income.

Allowance for Loan Losses

The allowance for loan losses is established to cover any losses inherent in the loan portfolio. Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for loan losses. This calculation is based upon a systematic methodology for determining the allowance for loan losses in accordance with generally accepted accounting principles. The calculation includes estimates and is based upon losses inherent in the loan portfolio. The allowance calculation includes specific provisions for under-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses. Based on the quarterly loan loss calculation, management will adjust the allowance for loan losses through the provision as necessary. Changes to the allowance for loan losses during the year are primarily affected by three events:

—	Charge off of loans considered not recoverable
—	Recovery of loans previously charged off
—	Provision for loan losses

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the three-month periods ended March 31, 2012, and March 31, 2011. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2012	2011
	$	$

Balance at January 1,	8,480	7,132
Loans charged off:
Real estate	—	97
Commercial and industrial	42	29
Consumer	5	23
Total charged off	47	149
Recoveries of loans previously charged off:
Real estate	—	—
Commercial and industrial	20	146
Consumer	5	4
Total recovered	25	150
Net loans charged off (recovered)	22	(1)

Provision (credited) charged to operating expense	(250)	450

Balance at March 31,	8,208	7,583

Net charge-offs as a % of average total loans outstanding	0.01%	0.00%

Allowance at end of period as a % of total loans	2.00%	1.79%

Charge-offs for the three months ended March 31, 2012, were $47,000, compared to $149,000 for the same period in 2011. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. The real estate and consumer charge-offs were lower in the first three months of 2012 compared to 2011, due to a single real estate loan that was charged off for $97,000 in the first quarter of 2011. Commercial and industrial loan charge-offs were higher in the first quarter of 2012 due to one non-real estate commercial loan that was charged off for $42,000 in the first quarter of 2012.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. The composition of the Corporation’s loan portfolio has undergone minor changes since March 31, 2011. Management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans. The financial industry typically evaluates the quality of loans on a scale with “unclassified” representing healthy loans, “special mention” being the first indication of credit concern, and several successive classified ratings indicating further credit declines of “substandard,” “doubtful,” and, ultimately, “loss.” Continued downgrades by management in the business loan and business mortgage portfolios have resulted in more classified loans. Real estate loans represent a more substantial portion of the outstanding loan portfolio and more of these types of loans have indicated deteriorating financial health that may result in future losses. Conversely, the commercial and industrial loans not secured by real estate represent a smaller portion of the outstanding loan portfolio and these loans have shown improved financial health resulting in less of a need for reserve allocations. The Corporation’s total classified loans were $30.3 million as of March 31, 2011, $35.4 million as of December 31, 2011, and $36.3 million as of March 31, 2012, net of specifically allocated allowance against these loans of $370,000, $201,000, and $117,000, respectively. These classifications require larger provision amounts due to a higher potential risk of loss. The allowance as a percentage of total loans was 1.79% as of March 31, 2011, 2.06% as of December 31, 2011, and 2.00% as of March 31, 2012. Management anticipates that the allowance percentage will remain fairly constant throughout 2012.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation has historically experienced very low net charge-off percentages due to strong credit practices. Management continually monitors delinquencies, classified loans, and charge-off activity closely, and is anticipating that there may be some increases throughout the remainder of 2012. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $734,000, or 3.6%, to $21,154,000 as of March 31, 2012, from $20,420,000, as of March 31, 2011. The renovations at the Corporation’s Main Office location were completed and placed into service during the third quarter of 2011. As of March 31, 2012, $103,000 was classified as construction in process.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB). The Corporation’s $4,378,000 of regulatory stock holdings as of March 31, 2012, consisted of $4,190,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. In years preceding 2008 and throughout most of 2008, the Corporation earned a return or dividend on the amount invested. In December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level. That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition. As a result, for years 2009, 2010, and 2011, no dividends were received on the Corporation’s FHLB stock.

Since the fourth quarter of 2010, the FHLB has announced several excess capital stock repurchases. This has caused the Corporation’s capital stock position to decline from $4,492,000 as of December 31, 2010, to $4,190,000 as of March 31, 2012. As of March 31, 2012, the Corporation held $345,000 of excess capital stock. Subsequent to March 31, 2012, but prior to the filing of this report, the FHLB announced another capital stock repurchase which acted to reduce the Corporation’s level of excess capital stock. Management believes these excess capital stock repurchases will continue.

Throughout 2011 and into 2012, the FHLB conducted regular repurchases of excess stock. This sustained pattern of purchasing back excess capital stock, based on the improved financial performance of the FHLB, has resulted in management’s conclusion that its investment in FHLB stock is not other-than-temporarily impaired. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to periodically repurchase excess capital stock and resume payment of a dividend.

The FHLB announced the payment of a dividend to its shareholders effective February 23, 2012. The dividend payment was equivalent to 0.10 percent annualized and is a significant step towards the restoration of ongoing dividend payments. Also, subsequent to March 31, 2012, but prior to the filing of this report, on April 27, 2012, the FHLB announced another dividend payment of 0.10 percent annualized to be paid to shareholders on April, 30, 2012. While the FHLB has not committed to regular dividend payments, it will continue to monitor the overall financial performance of the bank in order to determine the status of future dividends. The resumption of dividends supports the Corporation’s conclusion that its investment in FHLB stock is not impaired.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Deposits

The Corporation’s total ending deposits increased $11.3 million, or 1.9%, and $0.5 million, or 0.1%, from March 31, 2011, and December 31, 2011, respectively. Customer deposits are the Corporation’s primary source of funding for loans and investments. During 2011 and continuing into 2012, the economic concerns and poor performance of other types of investments led customers back to banks for safe places to invest money, despite low interest rates. The mix of deposit categories has remained relatively stable. The Deposits by Major Classification table, shown below, provides the balances of each category for March 31, 2012, December 31, 2011, and March 31, 2011.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2012	2011	2011
	$	$	$
Non-interest bearing demand	147,592	149,510	140,342
Interest bearing demand	5,728	—	—
NOW accounts	59,099	61,246	60,114
Money market deposit accounts	52,775	56,872	55,617
Savings accounts	107,341	100,377	98,421
Time deposits	227,611	231,629	234,323
Brokered time deposits	6,048	6,044	6,034

Total deposits	606,194	605,678	594,851

The growth and mix of deposits is often driven by several factors including:

—	Convenience and service provided
—	Current rates paid on deposits relative to competitor rates
—	Level of and perceived direction of interest rates
—	Financial condition and perceived safety of the institution
—	Possible risks associated with other investment opportunities
—	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of March 31, 2012, time deposit balances, excluding brokered deposits, had decreased $6.7 million, or 2.9%, and $4.0 million, or 1.7%, from March 31, 2011, and December 31, 2011, respectively. The Corporation has recently seen a shift in deposit trends as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Borrowings

Total borrowings were $75.5 million, $73.0 million, and $82.0 million as of March 31, 2012, December 31, 2011, and March 31, 2011, respectively. The Corporation was purchasing no short-term funds as of March 31, 2012, December 31, 2011, or March 31, 2011. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. The short-term funds are purchased through correspondent and member bank relationships as overnight borrowings.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $75.5 million, $73.0 million, and $82.0 million as of March 31, 2012, December 31, 2011, and March 31, 2011. The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers. The repurchase agreement portion of the long-term debt was $25 million at March 31, 2011, and declined to $20 million by March 31, 2012. FHLB advances were $57.0 million at March 31, 2011, and decreased to $55.5 million at March 31, 2012. Both FHLB advances and repurchase agreements are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits. Over the course of the past twelve months, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances at significant rate savings. In the current interest rate environment, management has preferred to seek new long-term borrowings from FHLB rather than through repurchase agreements. For this reason, it is likely the FHLB portion of long-term debt will increase with the repurchase agreements reducing as they mature. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of March 31, 2012, the Corporation was within this policy guideline at 7.2% of asset size with $55.5 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of March 31, 2012, the Corporation was within this policy guideline at 89.9% of capital with $75.5 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings within these policy guidelines throughout all of 2011 and the first quarter of 2012.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $187.7 million. The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB. Due to recent circumstances in the financial and mortgage sectors, FHLB has been under regulatory and operating performance pressures and has taken steps to preserve capital. As a result, in December 2008, the FHLB suspended the dividend paid on stock owned by banks that have outstanding FHLB borrowings, and had discontinued the regular repurchase of excess stock if a bank reduces its borrowings. However, in the fourth quarter of 2010, the FHLB did begin the regular repurchase of excess stock from member institutions, including the Corporation, and in the first quarter of 2012, the FHLB announced a dividend payment equivalent to 0.10 percent annualized.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of March 31, 2012	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	18.1%	8.0%	10.0%
Bank	17.9%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	16.8%	4.0%	6.0%
Bank	16.7%	4.0%	6.0%
Tier I Capital to Average Assets
Consolidated	10.4%	4.0%	5.0%
Bank	10.3%	4.0%	5.0%

As of December 31, 2011
Total Capital to Risk-Weighted Assets
Consolidated	17.9%	8.0%	10.0%
Bank	17.7%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	16.6%	4.0%	6.0%
Bank	16.4%	4.0%	6.0%
Tier I Capital to Average Assets
Consolidated	10.2%	4.0%	5.0%
Bank	10.1%	4.0%	5.0%

As of March 31, 2011
Total Capital to Risk-Weighted Assets
Consolidated	17.5%	8.0%	10.0%
Bank	17.3%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	16.2%	4.0%	6.0%
Bank	16.0%	4.0%	6.0%
Tier I Capital to Average Assets
Consolidated	10.1%	4.0%	5.0%
Bank	10.0%	4.0%	5.0%

The Corporation’s dividends per share for the first quarter of 2012 were $0.25 per share, compared to $0.24 per share in the first quarter of 2011. Dividends are paid from current earnings and available retained earnings. Management’s current capital plan calls for management to maintain tier I leverage capital to average assets between 9.5% and 12.0%. Management also targets a dividend payout ratio of approximately 40%. This ratio will vary according to income, but over the long term, management’s goal is to average a payout ratio in this range. Due to improved financial performance and increased capital levels, the Corporation increased the dividend amount to $0.25 per share in the first quarter of 2012.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of March 31, 2012, the Corporation showed unrealized gains, net of tax, of $4,255,000, compared to unrealized gains of $4,221,000 as of December 31, 2011, and unrealized gains of $614,000 as of March 31, 2011. These unrealized gains or losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized net gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities which are shown as a reduction to income on the Corporation’s Consolidated Statements of Income. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)
March 31,
2012
$
Commitments to extend credit:
Revolving home equity	20,707
Construction loans	18,049
Real estate loans	6,488
Business loans	61,334
Consumer loans	2,206
Other	3,375
Standby letters of credit	7,532
Total	119,691

Jumpstart Our Business Startups Act

On April 5, 2012, President Obama signed the Jumpstart Our Business Startups Act (the “JOBS Act”) into law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

—	raising the threshold requiring registration under the Securities Exchange Act of 1934 (the “Exchange Act”) for banks and bank holding companies from 500 to 2,000 holders of record;
—	raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record;
—	raising the limit for Regulation A offerings from $5 million to $50 million per year and exempting some Regulation A offerings from state blue sky laws;
—	permitting advertising and general solicitation in Rule 506 and Rule 144A offerings;
—	allowing private companies to use “crowdfunding” to raise up to $1 million in any 12-month period, subject to certain conditions; and
—	creating a new category of issuer, called an “Emerging Growth Company,” for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity IPO and complying with public company reporting obligations for up to five years.

While the JOBS Act is not expected to have any immediate application to the Corporation, management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Dodd-Frank Wall Street Reform and Consumer Protection Act

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally creates a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank is expected to have a significant impact on the Corporation’s business operations as its provisions take effect. It is difficult to predict at this time what specific impact Dodd-Frank and the yet-to-be-written implementing rules and regulations will have on community banks. However, it is expected that, at a minimum, they will increase the Corporation’s operating and compliance costs and could increase interest expense. Among the provisions that are likely to affect the Corporation are the following:

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the Corporation is subject to three primary risks:

—	Credit risk
—	Liquidity risk
—	Interest rate risk

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

Liquidity Risk

Liquidity refers to having an adequate supply of cash available to meet business needs. Financial institutions must ensure that there is adequate liquidity to meet a variety of funding needs, at a minimal cost. Minimal cost is an important component of liquidity. If a financial institution is required to take significant action to obtain funding, and is forced to utilize an expensive source, it has not properly planned for its liquidity needs. Funding new loans and covering deposit withdrawals are the primary liquidity needs of the Corporation. The Corporation uses a variety of funding sources to meet liquidity needs, such as:

—	Deposits
—	Loan repayments
—	Maturities and sales of securities
—	Borrowings from correspondent and member banks
—	Repurchase agreements
—	Brokered deposits
—	Current earnings

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to determine liquidity risk. The Corporation was within internal gap guidelines for all ratios as of March 31, 2012. During the second quarter of 2010, management implemented prepayment speed assumptions for its securities portfolio to more accurately model principal paydowns received on securities. Additionally, as of September 30, 2011, management purchased software that allows prepayment speed assumptions from the bond accounting software provider to be directly imported into the ALM model on a security-by-security basis. It is management’s opinion that these investments are now modeled as accurately as possible utilizing current software, and the cash flows received on each bond are reflected appropriately. After the initial prepayment speed changes were made, as of June 30, 2010, the Corporation was within the internal gap guidelines for the one-year and three-year gap ratios with the one-year gap at 66% and the three-year gap at 87%. As of December 31, 2010, these ratios were further improved and all were within the internal guidelines with the one-year gap at 84% and the three-year gap at 101%. As of December 31, 2011, these ratios were further improved and all were within the internal guidelines with the one-year gap at 93% and the three-year gap at 103%. The gap ratios as of March 31, 2012, were very similar with a one-year gap of 99% and a three-year gap of 105%. The primary reason for the increase in gap ratios can be attributed to higher cash levels, fast principal payments on securities, and a lengthening of the Corporation’s liabilities. Management has been maintaining higher levels of cash and cash equivalents since 2011 to assist in offsetting the Corporation’s relatively long securities portfolio. The strategy of maintaining higher cash levels to improve gap ratios and act as an immediate hedge against liquidity risk and interest rate risk is expected to continue until the securities portfolio is materially shorter in duration.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Generally, through 2011 and into 2012, management had a bias towards rates remaining unchanged for a longer period of time and preferred to maintain gap ratios on the low end of gap guidelines, as it is advantageous to have a smaller amount of assets subject to repricing while interest rates are at historically low levels. Management took the position that rates could remain low for an extended period of time, which has occurred. Management also believes that the Corporation’s large securities portfolio, with the vast majority of these securities carrying unrealized gains, is a readily accessible source of liquidity in the event any repositioning of assets is needed. However, based on the length of past interest rate cycles, and the length that short-term rates have been at historically low levels, there is an increased likelihood that short term rates will have to be increased. While management believes at this point the current economic conditions have to improve further for short term rates to be increased, it is only prudent to be planning for higher interest rates in 2013. Therefore, it was important for the Corporation to slowly increase gap ratios to higher levels within management’s preferred range and begin to transition to a rates-up bias in late 2012 and early 2013. To transition too quickly would subject the Corporation to more repricing risk and could lower net interest margin. To that regard, it is appropriate to position the Corporation to have higher gap ratios after short-term interest rates have moved up materially. That way, a significant amount of the Corporation’s assets, both loans and securities, do not reprice at the very beginning of the rates-up cycle.

Management expects that the gap ratios will remain within the established guidelines throughout the remainder of 2012.

In addition to the cumulative maturity gap analysis discussed above, management utilizes a number of liquidity measurements that management believes has advantages over and gives better clarity to the Corporation’s present and projected liquidity that the static gap analysis offers.

The Corporation analyzes the following liquidity measurements in an effort to monitor and mitigate liquidity risk:

—	Core Deposit Ratio – Core deposits as a percentage of assets
—	Funding Concentration Analysis – Alternative funding sources outside of core deposits as a percentage of assets
—	Short-term Funds Availability – Readily available short-term funds as a percentage of assets
—	Securities Portfolio Liquidity – Cash flows maturing in one year or less as a percentage of assets and securities portfolio
—	Borrowing Limits – Internal borrowing limits in terms of both FHLB and total borrowings
—	Three, Six, and Twelve-month Projected Sources and Uses of Funds

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of March 31, 2012, the Corporation was within guidelines for all of the above measurements. As of December 31, 2009, management increased the guideline for securities portfolio liquidity to between 5.0% and 10.0% of assets up from the previous guideline of between 2.5% and 7.5% of assets to assist in building readily available liquidity and reduce both future interest rate risk and fair value risk. Management realized it may take a quarter or more to achieve the new guideline. As of March 31, 2011, investment portfolio liquidity was exactly 5.0% of assets. Because management is actively retaining a certain base cash level and is not investing these funds, the cash balances are being added to the securities portfolio liquidity to arrive at cash and securities cash flows maturing in one year or less. Management was again within this new guideline as of March 31, 2012, and December 31, 2011. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management has also been carrying an average of $15 million or more of available cash on hand on a daily basis throughout most of the first quarter and expects this will continue in the near future to allow for even more liquidity. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

Interest Rate Risk

Interest rate risk is measured using two analytical tools:

—	Changes in net interest income
—	Changes in net portfolio value

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value. The modeling is generally conducted under seven different interest rate scenarios. The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, or 300 basis points, or decrease 100, 200, or 300 basis points. In the third quarter of 2010, management made the decision to modify the interest rate scenarios and model net interest income if rates remain flat, decrease 50 or 100 basis points, or increase 100, 200, 300, or 400 basis points. Because rates cannot go much lower, it was more appropriate to model more rates up scenarios to ensure net interest income can be maintained within acceptable limits in a faster rates-up environment. The results obtained through the use of forecasting models are based on a variety of factors. Both the income and fair value forecasts make use of the maturity and repricing schedules to determine the changes to the balance sheet over the course of time. Additionally, there are many assumptions that factor into the results. These assumptions include, but are not limited to, the following:

—	Projected interest rates
—	Timing of interest rate changes
—	Changes to the yield curve
—	Prepayment speeds on the loans and mortgage-backed securities
—	Anticipated calls on financial instruments with call options
—	Deposit and loan balance fluctuations
—	Economic conditions
—	Consumer reaction to interest rate changes

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of March 31, 2012. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. Management does run expected growth scenarios through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

As a result of the many assumptions, this information should not be relied upon to predict future results. Additionally, both of the analyses discussed below do not consider any action that management could take to minimize or offset the negative effect of changes in interest rates. These tools are used to assist management in identifying possible areas of risk in order to address them before a greater risk is posed. Personnel perform an in-depth annual validation and a quarterly review of the settings and assumptions used in the model to ensure reliability of the forecast results. Back testing of the model to actual results is performed quarterly to ensure the validity of the assumptions in the model. Both the validation and back testing indicate that the model assumptions are reliable.

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

The first quarter 2012 analysis projects the net interest income expected in the seven modified rate scenarios on a one-year time horizon. As of March 31, 2012, the Corporation was within guidelines for the maximum amount of net interest income declines given all seven rate scenarios. The Corporation’s projected net interest income fluctuations given the seven different rate scenarios did not change materially from December 31, 2011.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of March 31, 2012, the Federal funds stated target rate remained between 0.00% and 0.25%, but effectively the rate has been 0.25% since December 2008. It is very unlikely the Federal Reserve would lower any key rates, including Federal funds or the Discount rate further. This means the Corporation’s primary concern in this current rate environment is with higher interest rate scenarios; therefore, they are reviewed with more scrutiny. For the rates-up 100, 200, and 300 basis-point scenarios, net interest income decreases compared to the rates unchanged scenario, generally a 5% reduction in net interest income in the rates up 100 basis-point scenario, a 3% reduction in the rates up 200 basis-point scenario, and less than a 0.5% reduction in the rates up 300 basis-point scenario. The decreases are primarily due to the fact that the Corporation is liability sensitive indicating that fewer assets will reprice than liabilities in a given time period. For the rates-up 400 basis-point scenario, the net interest income increases slightly, just over 3%, compared to the rates unchanged scenario. The positive impact of significantly higher rates is due to the impact of assets repricing by the full amount of the Federal rate change which more than offsets the normal liability sensitivity of the Corporation, where a larger amount of liabilities reprice than assets, but they are only repricing by a fraction of the rate change. In the rates-up scenarios, most of the Corporation’s variable rate loans reprice higher by the full amount of the Federal Reserve’s action; whereas management is generally able to limit the amount of core and time deposit increases to a fraction of the rate increase. This in essence allows management the ability to neutralize the impact of higher rates by controlling the large amount of liabilities that are repricing. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly over the next twelve months.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven modified scenarios mentioned under “Changes in Net Interest Income” above. As of March 31, 2012, the Corporation was within guidelines for all scenarios with the rates up exposures very similar to December 31, 2011 measurements. Generally, the rates up scenarios showed between 3% and 4% more exposure than the December 31, 2011 measurements. While the measurements were consistent with the prior quarter, they did indicate slightly more exposure. This indicates that, as rates rise, the Corporation loses net portfolio value, with the value of assets declining at a faster rate than the decrease in the value of deposits. As a result, beginning in the second quarter of 2012, management has in place plans to reduce the securities portfolio allocation by purchasing shorter instruments and not replacing normal maturities and calls of municipal bonds. Management has also reviewed the duration and price volatility of all of the Corporation’s securities to identify and target those taxable securities with the most exposure to higher interest rates for possible sale when it is advantageous to do so, based on market conditions. It is anticipated that these actions, along with carrying larger cash levels and purchasing shorter duration securities, will allow the Corporation to show slight reductions in the rates up exposure to net portfolio value by June 30, 2012, and the successive quarters of 2012.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2012, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

March 31, 2012

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. Management has not identified any new risk factors since the December 31, 2011 Form 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Nothing to Report

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Nothing to Report

ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page

3 (i)	Articles of Incorporation of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	2011 Employee Stock Purchase Plan	****

10.3	2010 Non-Employee Directors’ Stock Plan	*****

11	Statement re: computation of per share earnings (Included on page 4 herein)	4

31.1	Section 302 Chief Executive Officer Certification	65

31.2	Section 302 Principal Financial Officer Certification	66

32.1	Section 1350 Chief Executive Officer Certification	67

32.2	Section 1350 Principal Financial Officer Certification	68

*	Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.

**	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.

***	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2008.

****	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.

*****	Incorporated herein by reference to Exhibit 10 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 4, 2010.

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: May 15, 2012	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
President & CEO

Dated: May 15, 2012	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K12g3 filed with the SEC on July 1, 2008.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2011 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)
10.3	2010 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 65
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 66
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 67
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 68

