Form 10-Q
period 2012-06-30
ENB Financial Corp
filed 2012-08-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2012

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

Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 8, 2012, the registrant had 2,853,759 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

June 30, 2012

2

Index

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

ENB Financial Corp

Consolidated Balance Sheets (Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)	June 30,	December 31,	June 30,
	2012	2011	2011
	$	$	$
ASSETS
Cash and due from banks	10,245	12,511	10,335
Intererest-bearing deposits in other banks	25,115	19,375	28,237
Total cash and cash equivalents	35,360	31,886	38,572

Securities available for sale (at fair value)	294,146	284,011	265,637

Loans held for sale	186	1,926	253

Loans (net of unearned income)	402,350	412,638	409,002

Less: Allowance for loan losses	7,877	8,480	7,801

Net loans	394,473	404,158	401,201

Premises and equipment	21,247	21,366	20,523

Regulatory stock	4,168	4,148	4,242

Bank owned life insurance	18,844	16,552	16,213

Other assets	8,208	7,099	7,933

Total assets	776,632	771,146	754,574

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	146,036	149,510	137,928
Interest-bearing	468,593	456,168	455,561

Total deposits	614,629	605,678	593,489

Long-term debt	73,000	73,000	79,000
Accounts payable for security purchases not yet settled	—	6,964	—
Other liabilities	2,851	3,033	3,157

Total liabilities	690,480	688,675	675,646

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,855,933
(Issued 2,869,557 and Outstanding 2,858,831 as of 12-31-11)
(Issued 2,869,557 and Outstanding 2,860,877 as of 6-30-11)	574	574	574
Capital surplus	4,304	4,304	4,315
Retained earnings	76,365	73,632	71,404
Accumulated other comprehensive income, net of tax	5,242	4,221	2,847
Less: Treasury stock shares at cost 13,624 (10,726 shares
as of 12-31-11 and 8,680 shares as of 6-30-11)	(333)	(260)	(212)

Total stockholders' equity	86,152	82,471	78,928

Total liabilities and stockholders' equity	776,632	771,146	754,574

See Notes to the Unaudited Consolidated Interim Financial Statements 3

Index

ENB Financial Corp

Consolidated Statements of Income (Unaudited)

Periods Ended June 30, 2012 and 2011

	Three Months		Six Months
	2012	2011	2012	2011
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)	$	$	$	$
Interest and dividend income:

Interest and fees on loans	5,071	5,444	10,261	10,885
Interest on securities available for sale
Taxable	1,159	1,607	2,359	3,107
Tax-exempt	892	836	1,787	1,698
Interest on deposits at other banks	20	13	36	18
Dividend income	26	31	55	66

Total interest and dividend income	7,168	7,931	14,498	15,774

Interest expense:
Interest on deposits	1,082	1,301	2,210	2,735
Interest on long-term debt	543	791	1,156	1,553

Total interest expense	1,625	2,092	3,366	4,288

Net interest income	5,543	5,839	11,132	11,486

Provision (credit) for loan losses	(350)	450	(600)	900

Net interest income after provision/(credit) for loan losses	5,893	5,389	11,732	10,586

Other income:
Trust and investment services income	270	316	568	594
Service fees	437	455	866	885
Commissions	486	482	964	907
Gains on securities transactions, net	230	593	661	1,077
Impairment losses on securities:
Impairment losses on investment securities	—	(491)	(55)	(894)
Non-credit related (gains) losses on securities not expected
to be sold in other comprehensive income before tax	—	419	(31)	675
Net impairment losses on investment securities	—	(72)	(86)	(219)
Gains on sale of mortgages	63	26	131	80
Losses on sale of loans	—	(263)	—	(263)
Earnings on bank owned life insurance	183	147	598	293
Other income	64	66	196	176

Total other income	1,733	1,750	3,898	3,530

Operating expenses:
Salaries and employee benefits	3,079	2,810	6,306	5,662
Occupancy	414	396	841	807
Equipment	227	202	436	398
Advertising & marketing	134	94	220	165
Computer software & data processing	402	392	798	777
Bank shares tax	202	208	416	416
Professional services	308	386	588	687
FDIC insurance	89	123	180	345
Other expense	407	373	909	733

Total operating expenses	5,262	4,984	10,694	9,990

Income before income taxes	2,364	2,155	4,936	4,126

Provision for federal income taxes	393	303	776	577

Net income	1,971	1,852	4,160	3,549

Earnings per share of common stock	0.69	0.65	1.46	1.24

Cash dividends paid per share	0.25	0.24	0.50	0.48

Weighted average shares outstanding	2,856,060	2,858,564	2,855,976	2,857,170

See Notes to the Unaudited Consolidated Interim Financial Statements 4

Index

ENB Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

Periods Ended June 30, 2012 and 2011

	Three Months		Six Months
	2012	2011	2012	2011
(DOLLARS IN THOUSANDS)	$	$	$	$

Net income	1,971	1,852	4,160	3,549

Other comprehensive (income) loss, net of tax:
Net change in unrealized (gains) losses:

Other-than-temporarily impaired securities available for sale:

Gains (losses) arising during the quarter	—	(491)	31	(894)
Income tax effect	—	167	(11)	304
	—	(324)	20	(590)

Losses recognized in earnings	—	72	86	219
Income tax effect	—	(24)	(29)	(75)
	—	48	57	144
Unrealized holding gains (losses) on other-than-temporarily impaired
securities available for sale, net of tax	—	(276)	77	(446)

Securities available for sale not other-than-temporarily impaired:

Gains arising during the period	1,727	4,395	2,091	5,397
Income tax effect	(587)	(1,494)	(711)	(1,835)
	1,140	2,901	1,380	3,562

Gains recognized in earnings	(230)	(593)	(661)	(1,077)
Income tax effect	78	201	225	366
	(152)	(392)	(436)	(711)
Unrealized holding (losses) gains on securities available for sale not
other-than-temporarily impaired, net of tax	988	2,509	944	2,851

Other comprehensive income	988	2,233	1,021	2,405

Comprehensive Income	2,959	4,085	5,181	5,954

See Notes to the Unaudited Consolidated Interim Financial Statements 5

Index

ENB Financial Corp

Consolidated Statements of Cash Flows (Unaudited)

(DOLLARS IN THOUSANDS)	Six Months Ended June 30,
	2012	2011
	$	$
Cash flows from operating activities:
Net income	4,160	3,549
Adjustments to reconcile net income to net cash
(used for) provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	1,599	866
Increase in interest receivable	(182)	(12)
Decrease in interest payable	(149)	(150)
Provision (credit) for loan losses	(600)	900
Gains on securities transactions, net	(661)	(1,077)
Impairment losses on securities	86	219
Losses on the sale of student loans	—	263
Gains on sale of mortgages	(131)	(80)
Loans originated for sale	(6,730)	(5,452)
Proceeds from sales of loans	8,601	6,050
Earnings on bank-owned life insurance	(598)	(293)
Depreciation of premises and equipment and amortization of software	668	677
Deferred income tax	296	(20)
Decrease in prepaid federal deposit insurance	157	315
Decrease in accounts payable for securities purchased not yet settled	(6,964)	—
Other assets and other liabilities, net	(1,905)	(176)
Net cash (used for) provided by operating activities	(2,353)	5,579

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	43,839	28,470
Proceeds from sales	22,904	45,988
Purchases	(76,357)	(77,324)
Purchase of other real estate owned	(112)	—
Purchase of regulatory bank stock	(20)	—
Redemptions of regulatory bank stock	—	438
Purchase of bank-owned life insurance	(2,520)	(29)
Proceeds from bank-owned life insurance	826	—
Proceeds from sale of student loans	—	7,981
Net decrease (increase) in loans	10,268	(2,239)
Purchases of premises and equipment	(437)	(568)
Purchase of computer software	(15)	(86)
Net cash (used for) provided by investing activities	(1,624)	2,631

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	6,895	12,358
Net increase (decrease) in time deposits	2,056	(14,463)
Proceeds from long-term debt	15,000	7,500
Repayments of long-term debt	(15,000)	(3,000)
Dividends paid	(1,427)	(1,371)
Treasury stock sold	208	231
Treasury stock purchased	(281)	(119)
Net cash provided by financing activities	7,451	1,136
Increase in cash and cash equivalents	3,474	9,346
Cash and cash equivalents at beginning of period	31,886	29,226
Cash and cash equivalents at end of period	35,360	38,572

Supplemental disclosures of cash flow information:
Interest paid	3,515	4,438
Income taxes paid	595	690

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned held for sale from loans	20	—
Fair value adjustments for securities available for sale	1,548	3,644

See Notes to the Unaudited Consolidated Interim Financial Statements 6

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”.) This Form 10-Q, for the second quarter of 2012, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.       Securities Available for Sale

The amortized cost and fair value of securities held at June 30, 2012, and December 31, 2011, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
June 30, 2012
U.S. government agencies	36,589	1,888	—	38,477
U.S. agency mortgage-backed securities	56,143	1,053	(49)	57,147
U.S. agency collateralized mortgage obligations	48,981	393	(265)	49,109
Private collateralized mortgage obligations	6,594	67	(924)	5,737
Corporate bonds	42,479	465	(205)	42,739
Obligations of states and political subdivisions	91,418	5,729	(160)	96,987
Total debt securities	282,204	9,595	(1,603)	290,196
Marketable equity securities	4,000	—	(50)	3,950
Total securities available for sale	286,204	9,595	(1,653)	294,146

December 31, 2011
U.S. government agencies	44,669	1,959	(14)	46,614
U.S. agency mortgage-backed securities	54,264	874	(9)	55,129
U.S. agency collateralized mortgage obligations	55,908	462	(321)	56,049
Private collateralized mortgage obligations	8,251	25	(1,051)	7,225
Corporate bonds	25,579	230	(511)	25,298
Obligations of states and political subdivisions	84,945	4,852	(52)	89,745
Total debt securities	273,616	8,402	(1,958)	280,060
Marketable equity securities	4,000	—	(49)	3,951
Total securities available for sale	277,616	8,402	(2,007)	284,011

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at June 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	36,510	36,758
Due after one year through five years	108,845	110,414
Due after five years through ten years	63,556	65,457
Due after ten years	73,293	77,567
Total debt securities	282,204	290,196

Securities available for sale with a par value of $79,703,000 and $73,049,000 at June 30, 2012, and December 31, 2011, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $84,994,000 at June 30, 2012, and $77,874,000 at December 31, 2011.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2012	2011
	$	$
Proceeds from sales	22,904	45,988
Gross realized gains	729	1,252
Gross realized losses	68	175

SUMMARY OF GAINS AND LOSSES ON SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)
	Six Months Ended June 30,
	2012	2011
	$	$
Gross realized gains	729	1,252

Gross realized losses	68	175
Impairment on securities	86	219
Total gross realized losses	154	394

Net gains on securities	575	858

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. As of June 30, 2012, no impairment was needed on any of the Corporation’s securities; however, three private collateralized mortgage obligations (PCMOs) were being held that had experienced prior impairment. Analysis of these three securities as of June 30, 2012, based on the projected future cash flows, including prepayment speeds, delinquencies, foreclosures, and the severity of losses, did not indicate a need to take additional impairment. While there was no security impairment recorded in the second quarter of 2012, in the first quarter of 2012, $86,000 of impairment was recorded on two PCMO securities considered to be other than temporarily impaired. Impairment was taken on four PCMO securities in the second quarter of 2011 that amounted to $72,000 and year-to-date impairment on these securities as of June 30, 2011, was $219,000. One of the four PCMOs that experienced impairment in 2011 was sold in May 2012, leaving only three PCMOs that had experienced impairment. Information pertaining to securities with gross unrealized losses at June 30, 2012, and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of June 30, 2012
U.S. government agencies	—	—	—	—	—	—
U.S. agency mortgage-backed securities	11,458	(49)	—	—	11,458	(49)
U.S. agency collateralized mortgage obligations	22,377	(258)	2,873	(7)	25,250	(265)
Private collateralized mortgage obligations	—	—	4,588	(924)	4,588	(924)
Corporate bonds	15,167	(150)	2,979	(55)	18,146	(205)
Obligations of states & political subdivisions	9,811	(135)	1,825	(25)	11,636	(160)

Total debt securities	58,813	(592)	12,265	(1,011)	71,078	(1,603)

Marketable equity securities	—	—	950	(50)	950	(50)

Total temporarily impaired securities	58,813	(592)	13,215	(1,061)	72,028	(1,653)

As of December 31, 2011
U.S. government agencies	5,995	(14)	—	—	5,995	(14)
U.S. agency mortgage-backed securities	4,998	(9)	—	—	4,998	(9)
U.S. agency collateralized mortgage obligations	23,631	(321)	—	—	23,631	(321)
Private collateralized mortgage obligations	—	—	4,919	(1,051)	4,919	(1,051)
Corporate bonds	12,392	(497)	491	(14)	12,883	(511)
Obligations of states & political subdivisions	2,767	(17)	2,977	(35)	5,744	(52)

Total debt securities	49,783	(858)	8,387	(1,100)	58,170	(1,958)

Marketable equity securities	—	—	951	(49)	951	(49)

Total temporarily impaired securities	49,783	(858)	9,338	(1,149)	59,121	(2,007)

In the debt security portfolio, there are 56 positions that were considered temporarily impaired at June 30, 2012. Based on analysis conducted as of June 30, 2012, no securities indicated impairment and therefore no securities were considered other-than-temporarily impaired.

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

A cumulative total of $1,143,000 of impairment has been recorded on the three impaired PCMO securities currently held, plus the PCMO that was sold in May 2012. Impairment of $340,000 was first recorded in 2009 on two of these securities. Additional impairment was recorded in 2010 for a total of $393,000 on the same two PCMO securities. During 2011, there was an additional $324,000 of impairment recorded on the three PCMO securities, currently identified as other than temporarily impaired, plus the impaired PCMO that was sold in May 2012. In the first quarter of 2012, an additional $86,000 of impairment was recorded on two of the PCMO securities. There was no impairment recorded in the second quarter of 2012.

The impairment on the PCMOs is a result of a deterioration of expected cash flows on these securities due to higher projected credit losses than the amount of credit protection carried by these securities. Specifically, the foreclosure and severity rates have been running at levels where expected principal losses are in excess of the remaining credit protection on these instruments. The projected principal losses are based on prepayment speeds that are equal to or slower than the actual last twelve-month prepayment speeds the particular securities have experienced. Every quarter, management evaluates third-party reporting that shows projected principal losses based on various prepayment speed and severity rate scenarios. Based on the assumption that all loans over 60 days delinquent will default and at a severity rate equal to or above that previously experienced, and based on historical and expected prepayment speeds, management determined that it was appropriate to take additional impairment on two PCMOs in the first quarter of 2012, with no impairment necessary in the second quarter.

The following tables reflect the book value, market value, and unrealized loss as of June 30, 2012 and 2011, on the PCMO securities held which had impairment taken in each respective year. The values shown are after the Corporation recorded year-to-date impairment charges of $86,000 through June 30, 2012, and $219,000 through June 30, 2011. The $86,000 and $219,000 are deemed to be credit losses and are the amounts that management expects the principal losses will be by the time these securities mature. The remaining $555,000 and $1,195,000 of unrealized losses are deemed to be market value losses that are considered temporary.

SECURITY IMPAIRMENT CHARGES
(DOLLARS IN THOUSANDS)

As of June 30, 2012
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	3,749	3,194	(555)	(86)

As of June 30, 2011
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	7,914	6,719	(1,195)	(219)

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

CREDIT LOSSES RECOGNIZED IN EARNINGS ON DEBT SECURITIES
(DOLLARS IN THOUSANDS)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	$	$	$	$

Beginning balance	1,143	879	1,057	732
Credit losses on debt securities for which other-than-
temporary impairment has not been previously recognized	—	72	—	219
Additional credit losses on debt securities for which other-
than-temporary impairment was previously recognized	—	—	86	—

Ending balance	1,143	951	1,143	951

Recent market conditions throughout the financial sector have made the evaluation regarding the possible impairment of PCMOs difficult to fully determine given the volatility of their pricing, based not only on interest rate changes, but on collateral uncertainty as well. The Corporation’s mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) holdings are backed by the U.S. government, and therefore, experience significantly less volatility and uncertainty than the PCMO securities. The Corporation has not experienced any impairment on U.S. government MBS or CMO securities and does not expect impairment in the future on these instruments. The Corporation’s PCMO holdings make up a minority of the total MBS, CMO, and PCMO securities held. As of June 30, 2012, on an amortized cost basis, PCMOs accounted for 5.9% of the Corporation’s total MBS, CMO, and PCMO holdings, compared to 7.0% as of December 31, 2011. As of June 30, 2012, four PCMOs were held with one of the four rated AAA by either Moody’s or S&P. The remaining three securities were rated below investment grade. Impairment charges, as detailed above, were taken on two of these securities in the first quarter of 2012, with no impairment taken in the second quarter of 2012.

Management conducts impairment analysis on a quarterly basis and currently plans to continue to hold these securities as cash flow analysis performed under severe stress testing does not indicate a need to take further impairment on the bonds that are considered impaired. The unrealized loss position of all of the Corporation’s PCMOs has improved since December 31, 2011. The PCMO net unrealized losses stood at $1.0 million as of December 31, 2011, and improved to an $857,000 net unrealized loss as of June 30, 2012. One of the four PCMOs is carrying an unrealized gain. Management has concluded that, as of June 30, 2012, the unrealized losses outlined in the above table represent temporary declines. Management currently does not intend to sell these securities as a result of unrealized holding losses carried and impairment taken, and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity. While management does not intend to sell these securities related to their impairment, it is standard practice to sell off smaller MBS, CMO, and PCMO instruments once normal principal payments have reduced the size of the security to less than $1 million. This is done to reduce the administrative costs and improve the efficiency of the entire portfolio. One previously impaired PCMO instrument was sold in the second quarter of 2012 with proceeds of $1,051,000 at a minimal loss of $8,000. Management will continue to monitor the remaining PCMO instruments, one of which will be below $1 million of book value in the third quarter of 2012.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

3.       Loans and Allowance for Loan Losses

The following tables present the Corporation’s loan portfolio by category of loans as of June 30, 2012, and December 31, 2011.

LOAN PORTFOLIO
(DOLLARS IN THOUSANDS)
	June 30,	December 31,
	2012	2011
	$	$
Commercial real estate
Commercial mortgages	86,028	95,347
Agriculture mortgages	73,879	73,287
Construction	20,035	18,957
Total commercial real estate	179,942	187,591

Consumer real estate (a)
1-4 family residential mortgages	134,340	133,959
Home equity loans	13,579	14,687
Home equity lines of credit	15,292	15,004
Total consumer real estate	163,211	163,650

Commercial and industrial
Commercial and industrial	25,387	25,913
Tax-free loans	18,727	19,072
Agriculture loans	11,449	12,884
Total commercial and industrial	55,563	57,869

Consumer	3,614	3,590

Total loans receivable	402,330	412,700
Less:
Deferred loan fees (costs), net	(20)	62
Allowance for loan losses	7,877	8,480
Total net loans	394,473	404,158

(a)	Real estate loans serviced for Fannie Mae, which are not included in the Consolidated Balance Sheets, totaled $7,736,000 and $8,904,000 as of June 30, 2012 and December 31, 2011, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of June 30, 2012, and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE
(DOLLARS IN THOUSANDS)

June 30, 2012	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	71,334	68,781	14,445	21,684	18,485	10,485	205,214
Special Mention	3,812	858	1,051	671	—	104	6,496
Substandard	10,882	4,240	4,539	3,032	242	860	23,795
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	86,028	73,879	20,035	25,387	18,727	11,449	235,505

December 31, 2011	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	76,532	67,235	13,869	21,561	19,072	11,943	210,212
Special Mention	3,872	773	132	1,173	—	65	6,015
Substandard	14,943	5,279	4,956	3,179	—	876	29,233
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	95,347	73,287	18,957	25,913	19,072	12,884	245,460

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and non-accrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of June 30, 2012, and December 31, 2011:

CONSUMER CREDIT EXPOSURE
CREDIT RISK PROFILE BY PAYMENT PERFORMANCE
(DOLLARS IN THOUSANDS)
June 30, 2012	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	134,148	13,436	15,292	3,614	166,490
Non-performing	192	143	—	—	335

Total	134,340	13,579	15,292	3,614	166,825

December 31, 2011	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	133,643	14,541	15,004	3,590	166,778
Non-performing	316	146	—	—	462

Total	133,959	14,687	15,004	3,590	167,240

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of June 30, 2012, and December 31, 2011:

AGING OF LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
June 30, 2012	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	229	—	—	229	85,799	86,028	—
Agriculture mortgages	—	—	—	—	73,879	73,879	—
Construction	—	—	—	—	20,035	20,035	—
Consumer real estate
1-4 family residential mortgages	—	107	—	107	134,233	134,340	—
Home equity loans	48	—	—	48	13,531	13,579	—
Home equity lines of credit	36	—	—	36	15,256	15,292	—
Commercial and industrial
Commercial and industrial	1	—	101	102	25,285	25,387	—
Tax-free loans	—	—	—	—	18,727	18,727	—
Agriculture loans	—	—	—	—	11,449	11,449	—
Consumer	5	—	—	5	3,609	3,614	—
Total	319	107	101	527	401,803	402,330	—

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2011	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	390	—	—	390	94,957	95,347	—
Agriculture mortgages	—	—	—	—	73,287	73,287	—
Construction	132	—	—	132	18,825	18,957	—
Consumer real estate
1-4 family residential mortgages	1,684	140	107	1,931	132,028	133,959	107
Home equity loans	79	101	—	180	14,507	14,687	—
Home equity lines of credit	—	15	—	15	14,989	15,004	—
Commercial and industrial
Commercial and industrial	49	—	101	150	25,763	25,913	—
Tax-free loans	—	—	—	—	19,072	19,072	—
Agriculture loans	—	—	—	—	12,884	12,884	—
Consumer	18	5	—	23	3,567	3,590	—
Total	2,352	261	208	2,821	409,879	412,700	107

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2012, and December 31, 2011:

NONACCRUAL LOANS BY LOAN CLASS
(DOLLARS IN THOUSANDS)
	June 30,	December 31,
	2012	2011
	$	$

Commercial real estate
Commercial mortgages	1,158	1,265
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	192	209
Home equity loans	143	146
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	156	242
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,649	1,862

As of June 30, 2012, and December 31, 2011, all of the Corporation’s loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the six months ended June 30, 2012, and June 30, 2011, is as follows:

IMPAIRED LOANS
(DOLLARS IN THOUSANDS)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	$	$	$	$
Impaired loans:
Average recorded balance of impaired loans	3,325	3,714	3,394	4,300
Interest income recognized on impaired loans	27	32	56	60

Interest income on impaired loans would have increased by approximately $30,000 and $61,000 for the three and six months ended June 30, 2012, and $33,000 and $81,000 for the three and six months ended June 30, 2011, had these loans performed in accordance with their original terms.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of June 30, 2012, and December 31, 2011:

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	442	442	—	456	—
Agriculture mortgages	1,639	1,639	—	1,649	55
Construction	—	—	—	—	—
Total commercial real estate	2,081	2,081	—	2,105	55

Commercial and industrial
Commercial and industrial	156	197	—	191	1
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	156	197	—	191	1

Total with no related allowance	2,237	2,278	—	2,296	56

With an allowance recorded:
Commercial real estate
Commercial mortgages	1,051	1,148	68	1,098	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	1,051	1,148	68	1,098	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	1,051	1,148	68	1,098	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,493	1,590	68	1,554	—
Agriculture mortgages	1,639	1,639	—	1,649	55
Construction	—	—	—	—	—
Total commercial real estate	3,132	3,229	68	3,203	55

Commercial and industrial
Commercial and industrial	156	197	—	191	1
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	156	197	—	191	1

Total	3,288	3,426	68	3,394	56

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	473	473	—	641	—
Agriculture mortgages	1,658	1,658	—	1,667	119
Construction	—	67	—	44	—
Total commercial real estate	2,131	2,198	—	2,352	119

Commercial and industrial
Commercial and industrial	137	137	—	226	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	137	137	—	226	—

Total with no related allowance	2,268	2,335	—	2,578	119

With an allowance recorded:
Commercial real estate
Commercial mortgages	1,147	1,244	140	1,245	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	1,147	1,244	140	1,245	—

Commercial and industrial
Commercial and industrial	105	105	61	71	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	105	105	61	71	—

Total with a related allowance	1,252	1,349	201	1,316	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,620	1,717	140	1,886	—
Agriculture mortgages	1,658	1,658	—	1,667	119
Construction	—	67	—	44	—
Total commercial real estate	3,278	3,442	140	3,597	119

Commercial and industrial
Commercial and industrial	242	242	61	297	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	242	242	61	297	—

Total	3,520	3,684	201	3,894	119

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables detail activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012, and June 30, 2011:

ALLOWANCE FOR CREDIT LOSSES
(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2011	3,441	1,424	2,825	61	729	8,480

Charge-offs	—	—	42	5	—	47
Recoveries	—	—	20	5	—	25
Provision	(371)	(103)	214	(6)	16	(250	)(1)

Balance - March 31, 2012	3,070	1,321	3,017	55	745	8,208

Charge-offs	—	—	5	2	—	7
Recoveries	—	—	23	3	—	26
Provision	41	96	(434)	4	(57)	(350	)(1)

Ending Balance - June 30, 2012	3,111	1,417	2,601	60	688	7,877

(1)	The Corporation recognized a $250,000 credit provision in the first quarter of 2012, and a $350,000 credit provision in the second quarter of 2012, as a result of lower levels of non-performing and delinquent loans, minimum charge-offs, and a decline in loan balances.

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2010	2,605	1,254	2,816	75	382	7,132

Charge-offs	97	13	30	9	—	149
Recoveries	—	2	145	3	—	150
Provision	527	39	(165)	—	49	450

Balance - March 31, 2011	3,035	1,282	2,766	69	431	7,583

Charge-offs	—	1	285	1	—	287
Recoveries	—	(2)	55	2	—	55
Provision	167	(7)	396	(11)	(95)	450

Ending Balance - June 30, 2011	3,202	1,272	2,932	59	336	7,801

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present, by portfolio segment, the recorded investment in loans at June 30, 2012, and December 31, 2011.

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
June 30, 2012

Allowance for credit losses:
Ending balance	3,111	1,417	2,601	60	688	7,877
Ending balance: individually
evaluated for impairment	68	—	—	—	—	68
Ending balance: collectively
evaluated for impairment	3,043	1,417	2,601	60	688	7,809
Ending balance: loans acquired
with deteriorated credit quality	—	—	—	—	—	—

Loans receivable:
Ending balance	179,942	163,211	55,563	3,614		402,330
Ending balance: individually
evaluated for impairment	2,797	335	156	—		3,288
Ending balance: collectively
evaluated for impairment	177,145	162,876	55,407	3,614		399,042
Ending balance: loans acquired
with deteriorated credit quality	—	—	—	—		—

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
December 31, 2011

Allowance for credit losses:
Ending balance	3,441	1,424	2,825	61	729	8,480
Ending balance: individually
evaluated for impairment	140	—	61	—	—	201
Ending balance: collectively
evaluated for impairment	3,301	1,424	2,764	61	729	8,279
Ending balance: loans acquired
with deteriorated credit quality	—	—	—	—	—	—

Loans receivable:
Ending balance	187,591	163,650	57,869	3,590		412,700
Ending balance: individually
evaluated for impairment	3,278	—	242	—		3,520
Ending balance: collectively
evaluated for impairment	184,313	163,650	57,627	3,590		409,180
Ending balance: loans acquired
with deteriorated credit quality	—	—	—	—		—

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

In the second quarter of 2012 there was no loan modification made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender.

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of June 30, 2012, and December 31, 2011, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

(DOLLARS IN THOUSANDS)
	June 30, 2012

	Level I	Level II	Level III	Total

U.S. government agencies	$—	$38,477	$—	$38,477
U.S. agency mortgage-backed securities	—	57,147	—	57,147
U.S. agency collateralized mortgage obligations	—	49,109	—	49,109
Private collateralized mortgage obligations	—	5,737	—	5,737
Corporate bonds	—	42,739	—	42,739
Obligations of states & political subdivisions	—	96,987	—	96,987
Marketable equity securities	3,950	—	—	3,950

Total securities	$3,950	$290,196	$—	$294,146

On June 30, 2012, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of June 30, 2012, the CRA fund investments had a $4,000,000 book value with a fair market value of $3,950,000.

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

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no level III securities as of June 30, 2012, or December 31, 2011.

The following tables present the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of June 30, 2012, and December 31, 2011, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	June 30, 2012
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$3,220	$3,220
OREO	—	—	132	132
Total	$—	$—	$3,352	$3,352

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$3,319	$3,319
OREO	—	—	—	—
Total	$—	$—	$3,319	$3,319

	June 30, 2011
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$3,463	$3,463
OREO	—	—	400	400
Total	$—	$—	$3,863	$3,863

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The Corporation had a total of $3,288,000 of impaired loans as of June 30, 2012, with $68,000 of specifically allocated allowance against these loans. The Corporation had a total of $3,520,000 of impaired loans as of December 31, 2011, with $201,000 of specifically allocated allowance against these loans. This compares to a total of $3,735,000 of impaired loans as of June 30, 2011 with $277,000 of specifically allocated allowance against these loans. Impaired loans are valued based on a discounted present value of expected future cash flows.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS
(DOLLARS IN THOUSANDS)
	Fair Value	Valuation	Unobservable	Range
June 30, 2012:	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	3,220	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
expenses (2)
OREO	132	Appraisal of	Liquidation	-2% to -10% (-6%)
		collateral (1),(3)	expenses (2)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Regulatory Stock

Regulatory stock is valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the carrying amount is a reasonable estimate of fair value.

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Corporation's financial instruments at June 30, 2012, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

	June 30, 2012
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	35,360	35,360	35,360	—	—
Securities available for sale	294,146	294,146	3,950	290,196	—
Regulatory stock	4,168	4,168	4,168	—	—
Loans held for sale	186	186	—	186	—
Loans, net of allowance	394,473	402,257	—	—	40,257
Accrued interest receivable	3,339	3,339	3,339	—	—
Bank owned life insurance	18,844	18,844	18,844	—	—
Mortgage servicing assets	23	23	—	—	23

Financial Liabilities:
Demand deposits	146,036	146,036	146,036	—	—
Interest-bearing demand deposits	6,685	6,685	6,685	—	—
NOW accounts	61,255	61,255	61,255	—	—
Savings accounts	110,397	110,397	110,397	—	—
Money market deposit accounts	50,526	50,526	50,526	—	—
Time deposits	239,730	245,393	—	—	245,393
Total deposits	614,629	620,292	374,899	—	245,393

Long-term borrowings	73,000	76,817	—	76,817	—

Accrued interest payable	856	856	856	—	—

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The carrying amounts and estimated fair values of the Corporation’s financial instruments at December 31, 2011, and June 30, 2011, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

	December 31,		June 30,
	2011		2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	$	$	$	$
Financial Assets:
Cash and cash equivalents	31,886	31,886	38,572	38,572
Securities available for sale	284,011	284,011	265,637	265,637
Regulatory stock	4,148	4,148	4,242	4,242
Loans held for sale	1,926	1,926	253	253
Loans, net of allowance	404,158	412,796	401,201	410,568
Accrued interest receivable	3,157	3,157	3,056	3,056
Bank owned life insurance	16,552	16,552	16,213	16,213
Mortgage servicing assets	26	26	30	30

Financial Liabilities:
Demand deposits	149,510	149,510	137,928	137,928
NOW accounts	61,246	61,246	63,397	63,397
Savings accounts	100,377	100,377	100,566	100,566
Money market deposit accounts	56,872	56,872	53,953	53,953
Time deposits	237,673	242,536	237,645	241,273
Total deposits	605,678	610,541	593,489	597,117

Long-term borrowings	73,000	77,180	79,000	83,304

Accrued interest payable	1,005	1,005	1,118	1,118

6.       Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of June 30, 2012, firm loan commitments were $13.2 million, unused lines of credit were $106.3 million, and open letters of credit were $8.8 million. The total of these commitments was $128.3 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Corporation has provided the necessary disclosure in the Statement of Comprehensive Income.

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

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Corporation has provided the necessary disclosure in Statement of Comprehensive Income.

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

Results of Operations

Overview

The Corporation recorded net income of $1,971,000 and $4,160,000 for the three and six-month periods ended June 30, 2012, a 6.4% and 17.2% increase, over the $1,852,000 and $3,549,000 earned during the same periods in 2011. Earnings per share, basic and diluted, were $0.69 and $1.46 for the three and six months ended June 30, 2012, compared to $0.65 and $1.24 for the same periods in 2011.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s net interest income for the three and six months ended June 30, 2012, decreased from the same periods in 2011. Net interest income was $5,543,000 for the second quarter of 2012, compared to $5,839,000 for the same quarter of 2011, a 5.1% decrease. Year-to-date net interest income was $11,132,000 as of June 30, 2012, a 3.1% decrease, from the $11,486,000 earned in the first six months of 2011. The Corporation’s net interest margin was 3.40% for the second quarter of 2012, compared to 3.62% for the second quarter of 2011. The Corporation’s year-to-date net interest margin was 3.43% through June 30, 2012, as compared to 3.59% for the same period in 2011.

The Corporation recorded a credit provision for loan losses of $350,000 for the second quarter of 2012, and $600,000 for the year-to-date period compared to an expense of $450,000 and $900,000 for the respective periods in 2011. Improvements in asset quality, as evidenced by lower levels of non-performing and delinquent loans, minimal charge-offs, and a decline in outstanding loan balances, allowed the Corporation to reverse a portion of the allowance for loan losses into earnings in 2012 while still maintaining strong coverage ratios. Previously, in 2010 and 2011, the provision expense was at an increased level to provide for high levels of classified loans. When classified loans first began to decline in late 2011, the provision for loan losses was initially reduced. With further declines in classified assets, along with low levels of non-performing and delinquent loans, the first and second quarter 2012 allowance for loan losses calculation supported a decrease in this balance. Despite the reduction in the allowance for loan losses in 2012, the allowance for loan losses as a percentage of total loans was 1.96% as of June 30, 2012, compared to 1.91% as of June 30, 2011. More detail is provided in the Provision for Loan Losses section that follows and the Allowance for Loan Losses section under Financial Condition.

Other income, excluding the gain or loss on the sale of securities and impairment losses on securities, increased 22.3%, or $274,000, for the second quarter of 2012, compared to 2011. For the first six months of 2012, other income, excluding the gain or loss on the sale of securities and impairment losses on securities, increased 24.4%, or $651,000, compared to the same period in 2011. Meanwhile, operational costs for the three months ended June 30, 2012, compared to the same period in 2011, increased at a pace of 5.6%, or $278,000. For the first six months of 2012, total operational costs increased by 7.0%, or $704,000, over the same period in 2011.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA increased for the three-month period ended June 30, 2012, compared to the same period in the prior year, but the ROE decreased primarily as a result of faster equity growth compared to income growth. The ROA and ROE both increased for the six months ended June 30, 2012, compared to the same periods in 2011, due to the increase in the Corporation’s income.

	Three Months Ended		Six Months Ended
Key Ratios	June 30,		June 30,
	2012	2011	2012	2011

Return on Average Assets	1.03%	0.99%	1.09%	0.96%
Return on Average Equity	9.34%	9.73%	9.95%	9.52%

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. Net interest income typically generates approximately 75% of the Corporation’s gross revenue stream. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income. The amount of FTE adjustment totaled $535,000 and $1,071,000 for the three and six months ended June 30, 2012, respectively, compared to $512,000 and $1,042,000 for the same periods in 2011.

The amount of the tax adjustment varies depending on the amount of income earned on tax-free assets. The Corporation had been in an alternative minimum tax (AMT) position for years 2006 through 2009. As a result, tax–free loans and securities did not offer the full tax advantage they did when the Corporation was not subject to AMT. During 2008 and early 2009, management was actively reducing the tax-free municipal bond portfolio in an effort to reduce the Corporation’s AMT position, which acted to reduce the tax-equivalent adjustments. However, because of legislation that followed the credit crisis in the fall of 2008, financial institutions were permitted to treat 2009 and 2010 newly issued tax-free municipal bonds as AMT-exempt for the life of the bond. Additionally, financial institutions were still able to purchase AMT-exempt for life municipal bonds in 2011 and 2012, if they were first issued during 2009 and 2010. As a result, management resumed normal purchasing of municipal bonds, but only purchased AMT-exempt municipal bonds. This action began to increase the size of the tax-free municipal bond portfolio, which resulted in a higher tax-equivalent adjustment in 2011 and 2012. The tax-equivalent adjustment is expected to remain stable throughout 2012.

NET INTEREST INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	$	$	$	$
Total interest income	7,168	7,931	14,498	15,774
Total interest expense	1,625	2,092	3,366	4,288

Net interest income	5,543	5,839	11,132	11,486
Tax equivalent adjustment	535	512	1,071	1,042

Net interest income (fully taxable equivalent)	6,078	6,351	12,203	12,528

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

On December 16, 2008, the Federal Reserve Bank last cut the Federal funds rate from 1.00% to a target rate of 0.00% to 0.25%. The Federal funds rate has effectively remained at 0.25% ever since and is the rate at the time of this filing. The Federal funds rate is the overnight rate financial institutions charge other financial institutions to borrow or invest overnight funds. The historically low Federal funds rate, along with historically low U.S. Treasury and other market rates, has allowed the Corporation to reduce interest rates paid on deposit products and has reduced the cost of all types of borrowings, allowing management to reduce the cost of funds and reduce the Corporation’s interest expense. The Prime rate declined in tandem with the Federal funds rate over the same period mentioned above, reducing the loan rates for Prime-based loans. Market interest rates have remained very low from

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

a historical perspective since the last Fed action in late 2008; however, mid-term and longer-term yields such as the 5-year and 10-year U.S. Treasuries have been in a fairly wide range. For example, the 10-year Treasury yield stood at 2.47% on December 16, 2008, the date of the last Fed action, but traded with yields as high as 4.01% in April 2010 and was back down to 1.67% as of June 30, 2012. Despite the wide range, market rates have been at historically low levels for a long period and the predominant trend from the end of 2008 to present has been declining U.S. Treasury yields. At the time of this report, U.S. Treasury yields were at historically low levels, never before experienced, even during the Great Depression. The prolonged low rate period has resulted in lower fixed rates on loans and securities, which management purchases with excess liquidity. The historically low interest rates have generally had offsetting positive and negative impacts to the Corporation’s NII, but more recently the decline in asset yields has exceeded the reductions to the funding costs, resulting in a lower margin. This trend was not evident until the end of 2011.

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

Even though the Federal funds rate remains at a historic low of 0.25%, the Treasury yield curve has retained some slope to allow banks the ability to invest or lend at longer terms with slightly higher yields. Mid-term and longer-term Treasury yields have been decreasing since the end of 2011. As of June 30, 2012, the yield curve only offered about 135 basis points of slope between the 2-year and 10-year Treasury, down from approximately 165 basis points as of December 31, 2011. Subsequent to June 30, 2012, but prior to the filing of this report, the two-year through ten-year Treasury rates had declined even further. Since deposits and borrowings generally price off short-term rates, the extremely low cost of short-term funds permitted management to continue to reduce the overall cost of funds during the second quarter of 2012. Management continued to reprice time deposits and borrowings to lower levels. Meanwhile, management continued to invest in securities and originate loans at longer terms, where the U.S. Treasury curve and market rates are slightly higher, but down from levels experienced in the first part of 2011.

Management anticipates that interest rates will remain near these historically low levels for the remainder of 2012 because of the current economic conditions. Recent concerns include elevated unemployment rates, weaker retail sales, slowing gross national product projections, and a major European Union debt crisis. These concerns will likely weigh on the market and result in the U.S. Treasury curve retaining a positive slope for the remainder of 2012, and into 2013. This allows management to continue to price the vast majority of liabilities off lower short-term rates, while pricing loans and investing in longer securities, which are based off the five-year and ten-year U.S. Treasury rates that are moderately higher. The Corporation’s margin was 3.40% for the second quarter of 2012, a 22 basis-point decrease from the 3.62% for the second quarter of 2011. For the year-to-date period, the Corporation’s margin was 3.43%, a 16 basis-point decline from the 3.59% for the six months ended June 30, 2011. Although it has become challenging to prevent margin declines, the Corporation has done well in consistently reducing its cost of funds in order to maintain a sufficient margin.

For the second quarter of 2012, the Corporation’s NII on an FTE basis decreased by $273,000, or 4.3%, compared to the same period in 2011. For the six months ended June 30, 2012, the Corporation’s NII on an FTE basis decreased by $325,000, or 2.6%, compared to the six months ended June 30, 2011. As shown on the tables that follow, interest income, on an FTE basis for the quarter ending June 30, 2012, decreased by $740,000, or 8.8%, and interest expense decreased by $467,000, or 22.3%, compared to the same period in 2011. For the first six months of 2012, interest income and interest expense on an FTE basis decreased by $1,247,000, or 7.4%, and $922,000, or 21.5%, respectively, compared to the first six months of 2011.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended June 30,
	2012			2011
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	21,698	20	0.38	22,651	13	0.23

Securities available for sale:
Taxable	193,179	1,182	2.45	179,493	1,636	3.65
Tax-exempt	87,845	1,333	6.07	78,457	1,244	6.34
Total securities (d)	281,024	2,515	3.58	257,950	2,880	4.47

Loans (a)	407,924	5,165	5.07	417,102	5,548	5.32

Regulatory stock	4,235	3	0.33	4,308	2	0.23

Total interest earning assets	714,881	7,703	4.31	702,011	8,443	4.81

Non-interest earning assets (d)	56,934			50,661

Total assets	771,815			752,672

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	118,261	70	0.24	116,977	97	0.33
Savings deposits	109,194	29	0.10	99,518	26	0.10
Time deposits	238,277	984	1.66	237,962	1,178	1.99
Borrowed funds	73,330	542	2.97	81,967	791	3.87
Total interest bearing liabilities	539,062	1,625	1.21	536,424	2,092	1.56

Non-interest bearing liabilities:

Demand deposits	144,515			136,218
Other	3,368			3,701

Total liabilities	686,945			676,343

Stockholders' equity	84,870			76,329

Total liabilities & stockholders' equity	771,815			752,672

Net interest income (FTE)		6,078			6,351

Net interest spread (b)			3.10			3.25
Effect of non-interest
bearing funds			0.30			0.37
Net yield on interest earning assets (c)			3.40			3.62

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan fees and costs of ($4,000) as of June 30, 2012, and ($120,000) as of June 30, 2011.  Such fees and costs recognized through income and included in the interest amounts totaled $4,000 in 2012, and ($1,000) in 2011.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Six Months Ended June 30,
	2012			2011
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	19,034	36	0.38	17,663	18	0.21

Securities available for sale:
Taxable	192,309	2,407	2.50	178,101	3,168	3.56
Tax-exempt	85,903	2,670	6.22	79,104	2,526	6.39
Total securities (d)	278,212	5,077	3.65	257,205	5,694	4.43

Loans (a)	409,958	10,449	5.11	418,064	11,099	5.32

Regulatory stock	4,286	7	0.33	4,447	5	0.23

Total interest earning assets	711,490	15,569	4.38	697,379	16,816	4.83

Non-interest earning assets (d)	56,513			49,882

Total assets	768,003			747,261

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	118,454	148	0.25	116,920	193	0.33
Savings deposits	106,370	56	0.11	97,330	50	0.10
Time deposits	236,507	2,006	1.71	241,303	2,492	2.08
Borrowed funds	76,462	1,156	3.05	80,366	1,553	3.90
Total interest bearing liabilities	537,793	3,366	1.26	535,919	4,288	1.61

Non-interest bearing liabilities:

Demand deposits	142,766			132,437
Other	3,363			3,735

Total liabilities	683,922			672,091

Stockholders' equity	84,081			75,170

Total liabilities & stockholders' equity	768,003			747,261

Net interest income (FTE)		12,203			12,528

Net interest spread (b)			3.12			3.22
Effect of non-interest
bearing funds			0.31			0.37
Net yield on interest earning assets (c)			3.43			3.59

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan fees and costs of ($27,000) as of June 30, 2012, and ($129,000) as of June 30, 2011.  Such fees and costs recognized through income and included in the interest amounts totaled $3,000 in 2012, and $4,000 in 2011.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Earnings and yields on loans have been negatively impacted by the very low Prime rate of 3.25% and the increased volume in Prime-based loans. However, because the negative impact began in 2009, the continued impact has lessened over time. Even with a Prime floor of 4.00% in place for the majority of new Prime-based loans, this rate is significantly below typical fixed-rate business and commercial loans, which generally range between 4.00% and 6.50%, depending on term and credit risk. While Prime-based loans will aid the Corporation when interest rates rise, any increase in Prime-based loans will generally cause the Corporation’s average loan yield to decrease. There are times when sufficient growth in the loan portfolio can make up for decreases in yield and provide a higher overall interest income on loans. However, with the Prime rate at extremely low levels, even with Prime-plus loans being originated, the net impact is generally a reduction of loan yield. This occurs as more variable rate loan growth is occurring than fixed rate loan growth. Additionally, many consumers and businesses are taking the opportunity presented by the historically low Prime rate to borrow additional amounts on existing lines of credit not fully utilized. Nearly all of the Prime-plus rates on the Corporation’s business and commercial lines of credit are below the business and commercial fixed rates. Growth in this type of loan does not provide the amount of income generated on fixed rate loans.

Management instituted floors on certain types of consumer home equity lines of credit at the end of 2008, and instituted limited floors on business or commercial Prime-based loans in 2009. Effective January 1, 2010, all new commercial and business Prime-based lines of credit were floored at 4.00%. This policy did not change until the second quarter of 2011, when lower Prime-based pricing for commercial and business borrowers became available. Additionally, in January 2010, a Prime-plus tiered rating system was implemented on business or commercial borrowers that factor in downgrades in credit rating. As downgrades occurred, the interest rate would be increased based on a set of conditions. These actions were designed to preserve loan yield and more effectively assign higher Prime-based loan rates to weaker credits to be adequately compensated for the higher degree of credit risk. In the second quarter of 2011, due to lower loan growth, increased competition, and lower cost of funds, management did grant new Prime-based loans at Prime to customers with the highest credit ratings, and at 3.50% and 3.75% to strong-rated credits, with average and lower credits receiving higher interest rates. Later in 2011, due to further competitive pressures and additional reductions in the cost of funds, management granted loans at Prime to customers with credit grades of average, above average, and minimum with higher interest rates assigned to acceptable and lower credit grades. As a result, most variable rates being originated in 2011 were between 3.25% and 4.00%, while in 2012 most variable rate loans were being granted at Prime. Management believes Prime-based loan growth is critical to strengthen the Corporation’s asset liability position in preparation for higher interest rates. As such, management will remain competitive with Prime-based loans, as these loans will significantly outperform fixed rate loans given a rise in interest rates. Management also believes there is a very large opportunity cost in not booking Prime-based loans due to competitive reasons and therefore having to reinvest cash flows into securities that are at much lower yields and model as much longer instruments from an interest rate risk standpoint.

Earnings and yields on the Corporation’s securities have also been negatively impacted by the historically low interest rates. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. The U.S. Treasury rates have remained at historically low levels since the Federal funds rate was reduced to 0.25% in December 2008. As the low-rate period continues to extend, larger amounts of securities are maturing forcing the proceeds to be reinvested into lower-yielding instruments. The Corporation’s taxable securities experienced a 120 basis-point reduction in yield for the three months ended June 30, 2012, and a 106 basis-point reduction for the six months ended June 30, 2012, compared to the same periods in 2011, due to reinvesting into lower-yielding instruments. Tax-exempt security yields decreased by 27 basis points for the three months ended June 30, 2012, and by 17 basis points for the six months ended June 30, 2012, compared to the same periods in 2011.

The Corporation’s interest bearing liabilities grew steadily through 2009 and 2010, declined during 2011, and grew slightly again in the first half of 2012. With lower interest rates, total interest expense declined significantly. Interest expense on deposits declined by $218,000 for the three months ended June 30, 2012, and $525,000 for the six months ended June 30, 2012, compared to the same periods in 2011. Demand and savings deposits reprice in entirety whenever the offering rates are changed. This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels. Due to the size of rate decreases relative to the initial interest rate, the percentage decreases in the actual interest rates are very high. The annualized rate on interest bearing demand accounts decreased by 27.3% and 24.2% for the three and six-month periods ended June 30, 2012, compared to the prior year’s periods. Importantly, while the percentage of rate decreases is large, the scope of further reductions in dollar amount of interest expense is very limited since rates cannot conceivably be reduced much lower. For the first six months of 2012, the average balances of interest bearing demand deposits increased by $1.5 million, or 1.3%, over the same period in 2011, while the average balance of savings accounts increased by $9.0 million, or 9.3%, over the same period in 2011. This increase in

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2012 compared to 2011.

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During 2011 and through the second quarter of 2012, time deposit balances decreased. The decrease can be attributed to the lowest rates paid historically on time deposits, which has caused the differential between time deposit rates and interest rates on non-maturing deposits to be minimal. As a result, customers have elected to keep more of their funds in non-maturity deposits and fewer in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a lower cost and more balanced deposit funding position. The Corporation was able to reduce interest expense on time deposits by $194,000 for the second quarter of 2012, and $486,000 for the year-to-date period compared to the same periods in 2011. Average balances increased very minimally, by $315,000, for the three months ended June 30, 2012, and decreased by $4.8 million for the six months ended June 30, 2012, compared to the same periods in 2011. The annualized rate paid on time deposits decreased by 33 basis points when comparing the three-month periods in both years and 37 basis points when comparing the six-month periods in both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. In 2012, the Corporation took advantage of some competitively priced short-term advances in addition to the normal portfolio of long-term borrowings. No short-term advances were utilized in the first half of 2011. The short-term borrowings at June 30, 2012, only accounted for $2.1 million of the year-to-date average borrowings balance. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. The Corporation decreased average total borrowings by $8.6 million in the second quarter of 2012 compared to the same quarter in 2011, and interest expense was $249,000 lower for the same time period as a result. The year-to-date period shows a decrease in average borrowings of $3.9 million with a corresponding decrease in interest expense of $397,000 compared to the year-to-date period in 2011.

The NIM was 3.40% for the second quarter of 2012, and 3.43% for the six months ended June 30, 2012, compared to 3.62% and 3.59% for the same periods in 2011. For the three-month period ended June 30, 2012, the net interest spread decreased fifteen basis points to 3.10%, from 3.25% for the same period in 2011. For the six-month period ended June 30, 2012, the net interest spread decreased ten basis points to 3.12%, from 3.22% for the same period in 2011. The effect of non-interest bearing funds dropped seven basis points for the three-month period and six basis points for the six-month period compared to the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities. For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio. The Corporation had a credit provision of $350,000 for the quarter ended June 30, 2012, and a credit provision of $600,000 for the six months ended June 30, 2012, compared to a provision expense of $450,000 and $900,000, respectively, for the same periods in 2011. The analysis of the loan loss allowance takes into consideration, among other things, the following factors:

•	levels and trends in delinquencies, nonaccruals, and charge-offs,
•	trends within the loan portfolio,
37

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

•	changes in lending policies and procedures,
•	experience of lending personnel and management oversight,
•	national and local economic trends,
•	concentrations of credit,
•	external factors such as legal and regulatory requirements,
•	changes in the quality of loan review and Board oversight,
•	changes in the value of underlying collateral.

The provision for 2012 was lower than the provision for 2011 due to the following factors:

•	Lower levels of delinquent and non-performing loans
•	Decreased charge-offs
•	Increased allowance as a percentage of total loans
•	Declines in total loans

Coupled with the prolonged period of economic decline, specifically the weaker housing market and ongoing credit concerns, the Corporation had experienced a general increase in loan delinquencies since the beginning of 2009 through 2010. However, in 2011 and through the second quarter of 2012, delinquencies declined from a January 31, 2011 high of 1.45% of total loans to 0.72% of total loans as of June 30, 2012. The reduction in loan delinquencies was affected by the 2011 payoff of approximately $1.5 million related to a commercial borrower who had several loans on nonaccrual status. The Corporation’s classified loans, which include those loans rated substandard, doubtful and loss, are down significantly from the high in December 2011. Classified loans were $32.7 million as of June 30, 2011, $35.4 million as of December 31, 2011, and $28.0 million as of June 30, 2012, net of specific allocations of $272,000, $201,000, and $68,000 respectively. Total delinquencies, as a percentage of total loans, stood at 0.82% as of June 30, 2011, 1.11% as of December 31, 2011, and 0.72% as of June 30, 2012.

Management has been closely tracking delinquencies and classified loans as a percentage of the loan portfolio. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are determined strictly by the loan-to-value and debt-to-income ratios. The prolonged economic downturn, including devaluation of residential and commercial real estate, has stressed these ratios to the point that many long-term strong borrowers now fall below industry guidelines for loan-to-value ratios. Higher levels of classified loans have not resulted in higher delinquencies or higher loan losses; however, management is committed to reversing the trend of higher classified loans. This includes seeking additional collateral, limiting the Corporation’s credit exposure, and working out of classified loans that are not in the Corporation’s best interests to continue to hold. During the second quarter of 2012, a classified loan relationship paid off resulting in a decline of approximately $4.2 million of substandard loans. The delinquency and classified loan information is utilized in the quarterly allowance for loan loss (ALLL) calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. Generally, management will evaluate and adjust, if necessary, the provision expense each quarter upon completion of the quarterly ALLL calculation.

Improvements in asset quality, as evidenced by lower levels of non-performing and delinquent loans, minimal charge-offs, along with declines in total loans, allowed the Corporation to reverse a portion of the allowance for loan losses into earnings in 2012 while still maintaining strong coverage ratios. Previously, in 2010 and 2011, the provision expense was at an increased level to provide for high levels of classified loans. When classified loans first began to decline in late 2011, the provision for loan losses was initially reduced. With further declines in classified assets, along with low levels of non-performing and delinquent loans, the first and second quarter of 2012 allowance for loan losses calculation supported decreases in this balance. Despite the reduction in the allowance for loan losses for the first half of 2012, the allowance for loan losses as a percentage of total loans was 1.96% as of June 30, 2012, down from 2.06% as of December 31, 2011, but up compared to 1.91% as of June 30, 2011. The charge-offs for the six months ended June 30, 2012, were $54,000 compared to $436,000 of charge-offs for the same period in 2011.

In addition to the above, provision expense is impacted by three major components that are all included in the quarterly calculation of the ALLL. First, specific allocations are made for any loans where management has determined an exposure that needs to be provided for. These specific allocations are reviewed each quarter to

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

Several higher qualitative adjustments were made in the second quarter of 2012, with the majority related to changes in the agriculture loan portfolio. Other higher qualitative adjustments were made to the loan portfolio as a whole due to changes occurring within the portfolio. A higher qualitative factor means the percentage has been increased to reflect a higher level of recognized risk. The following are the qualitative factors increased during the second quarter of 2012 with the loan sector impacted and reasons for the change:

•	Changes in Lending Policies and Procedures – Agriculture sector only due to change in Agriculture Lending Policy
•	National and Local Economic Trends and Conditions – Agriculture sector only due to economic pressures on the dairy industry
•	Concentrations of Credit – Agriculture sector only due to dairy sector concentration of capital
•	External Factors such as Competition, Legal & Regulatory – All sectors due to regulatory changes and intense competition
•	Changes in Underlying Value of Collateral – Agriculture, residential real estate, and home equity sectors due to valuation concerns

The net of all qualitative factor changes over the past several years has resulted in higher required allowance for loan losses, assuming all other factors remained constant. The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses, based on the current environment. Despite the general trend of higher qualitative factors, there are other significant considerations in the allowance calculations that show a need to reduce the allowance. The impact of lower levels of delinquencies, non-performing and classified loans, as well as a declining outstanding loan portfolio has more than offset the trend of higher qualitative factors in terms of arriving at lower levels of allowance.

Management monitors the allowance as a percentage of total loans and has increased this percentage over time. Because of the credit provision recorded for the first six months of 2012, this percentage has decreased slightly since December 31, 2011, but still remains very high compared to historical percentages. As of June 30, 2012, the allowance as a percentage of total loans was 1.96%, down from 2.06% at December 31, 2011, but up from 1.91% at June 30, 2011. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Management continues to evaluate the allowance for loan losses in relation to the growth of the loan portfolio and its associated credit risk. Management believes the allowance for loan losses is adequate to provide for future loan losses based on the current portfolio and the current economic environment. For further discussion of the calculation, see the Allowance for Loan Losses section under Financial Condition.

Other Income

Other income for the second quarter of 2012 was $1,733,000, a decrease of $17,000, or 1.0%, compared to the $1,750,000 earned during the second quarter of 2011. For the year-to-date period ended June 30, 2012, other income totaled $3,898,000, an increase of $368,000, or 10.4%, compared to the same period in 2011. The following tables detail the categories that comprise other income.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended June 30,		Increase (Decrease)
	2012	2011
	$	$	$	%

Trust and investment services	270	316	(46)	(14.6)
Service charges on deposit accounts	301	343	(42)	(12.2)
Other service charges and fees	136	112	24	21.4
Commissions	486	482	4	0.8
Gains on securities transactions	230	593	(363)	(61.2)
Impairment losses on securities	—	(72)	72	(100.0)
Gains on sale of mortgages	63	26	37	142.3
Losses on sale of loans	—	(263)	263	(100.0)
Earnings on bank owned life insurance	183	147	36	24.5
Other miscellaneous income	64	66	(2)	(3.0)

Total other income	1,733	1,750	(17)	(1.0)

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Six Months Ended June 30,		Increase (Decrease)
	2012	2011
	$	$	$	%

Trust and investment services	568	594	(26)	(4.4)
Service charges on deposit accounts	606	643	(37)	(5.8)
Other service charges and fees	260	242	18	7.4
Commissions	964	907	57	6.3
Gains on securities transactions	661	1,077	(416)	(38.6)
Impairment losses on securities	(86)	(219)	133	(60.7)
Gains on sale of mortgages	131	80	51	63.8
Losses on sale of loans	—	(263)	263	(100.0)
Earnings on bank owned life insurance	598	293	305	104.1
Other miscellaneous income	196	176	20	11.4

Total other income	3,898	3,530	368	10.4

Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. For the three months ended June 30, 2012, traditional trust services income decreased $30,000, or 14.3%, from the same period in 2011, while income from alternative investment services decreased by $16,000, or 15.1%. For the six months ended June 30, 2012, traditional trust service income was $415,000, which did not change compared to the same period in 2011, while income from alternative investment services decreased by $26,000, or 14.5%. It has been more difficult to grow the trust and investment services area in the past several years due to a very weak stock market that coincided with the sub-prime and credit crisis that began in 2008.

Service charges on deposit accounts decreased by $42,000, or 12.2%, and $37,000, or 5.8%, for the three and six months ended June 30, 2012, compared to the same periods in 2011. Overdraft service charges are the largest component of this category and comprised approximately 87% of the total deposit service charges for the three and six months ended June 30, 2012, as well as 87% of total deposit service charges for the three and six months ended June 30, 2011. Total overdraft fees decreased by $40,000, or 13.3%, and $32,000, or 5.7%, for the three- and six-month periods ended June 30, 2012, compared to the same periods in 2011. Most of the other service charge areas remained stable from the second quarter of 2011 to the second quarter of 2012.

Other fees increased by $24,000, or 21.4%, and $18,000, or 7.4%, for the three and six months ended June 30, 2012, compared to the same periods in 2011. This is primarily due to a slight increase in loan-related fees. When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance. These amendments allow customers to

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

obtain favorable terms without completely rewriting the loan. These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans.

Commission income increased $4,000, or 0.8%, and $57,000, or 6.3%, for the three and six months ended June 30, 2012, compared to the same periods in 2011. The largest component of commission income is from Debit MasterCard® commissions. The amount of customer usage of cards at point of sale transactions determines the level of commission income received. The debit card income increased $21,000, or 5.0%, and $67,000, or 8.6%, for the three months and six months ended June 30, 2012, compared to the same periods in 2011. Customers have become more comfortable with the use of debit cards, as they are now widely accepted by merchants, thereby increasing the number of transactions processed. Another significant component of commission income is from MasterCard and Visa® commissions, which provided income of $45,000 for the three months ended June 30, 2012, and $88,000 for the six months ended June 30, 2012. This represents decreases of $6,000, or 11.7%, and $35,000, or 38.1%, compared to the same periods in 2011. MasterCard and Visa commissions are the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers. This revenue had declined due to lower levels of business activity.

For the three months ended June 30, 2012, $230,000 of gains on securities transactions were recorded compared to $593,000 for the same period in 2011. For the six months ended June 30, 2012, $661,000 of gains on securities transactions were recorded compared to $1,077,000 for the same period in 2011. Gains or losses on securities transactions fluctuate based on opportunities to reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses on this type of activity fluctuate based on current market prices and the volume of security sales. Due to favorable market conditions, with U.S. Treasury rates lower and bond prices higher, management had opportunities to pull gains from the sale of securities in the first half of 2012 and 2011.

There were no impairment losses on securities for the three months ended June 30, 2012, and impairment losses totaled $86,000 for the six months ended June 30, 2012, compared to $72,000 and $219,000 for the same periods in 2011. Impairment losses occur when securities are written down to a lower value based on anticipated credit losses. The other than temporary impairment losses recorded in 2012 were related to two private collateralized mortgage obligations. The impairment losses recorded in 2011 were related to four private collateralized mortgage obligations. Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section, under Financial Condition, in this filing.

Gains on the sale of mortgages were $63,000 and $131,000 for the three- and six-month periods ended June 30, 2012, compared to $26,000 and $80,000 for the same periods in 2011. Secondary mortgage financing activity drives the gains on the sale of mortgages, and this activity increased towards the end of 2011 and into the first half of 2012 as refinancing activity was high due to the extremely low interest rate environment. Many customers have already refinanced their higher-rate mortgages to lower rates, so this activity will likely decline throughout the remainder of 2012.

For the three and six months ended June 30, 2012, earnings on BOLI were $183,000 and $598,000, compared to $147,000 and $293,000 for the same periods in 2011. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies, the actual annual return of the policies, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses. Management made an additional BOLI purchase in the first quarter of 2012 that contributed to the increase in BOLI income from the second quarter of 2011 to the second quarter of 2012. The death of a former director resulted in an additional $256,000 of BOLI income in 2012.

The miscellaneous income category decreased $2,000, or 3.0%, and increased $20,000, or 11.4%, for the three and six months ended June 30, 2012, compared to the same periods in 2011. In the first quarter of 2012, income of $22,000 was recorded related to a PA sales tax refund with no corresponding income in 2011, resulting in the year-to-date increase.

Operating Expenses

The following tables provide details of the Corporation’s operating expenses for the three and six-month periods ended June 30, 2012, compared to the same periods in 2011.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011
	$	$	$	%

Salaries and employee benefits	3,079	2,810	269	9.6
Occupancy expenses	414	396	18	4.5
Equipment expenses	227	202	25	12.4
Advertising & marketing expenses	134	94	40	42.6
Computer software & data processing expenses	402	392	10	2.6
Bank shares tax	202	208	(6)	(2.9)
Professional services	308	386	(78)	(20.2)
FDIC Insurance	89	123	(34)	(27.6)
Other operating expenses	407	373	34	9.1
Total Operating Expenses	5,262	4,984	278	5.6

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011
	$	$	$	%

Salaries and employee benefits	6,306	5,662	644	11.4
Occupancy expenses	841	807	34	4.2
Equipment expenses	436	398	38	9.5
Advertising & marketing expenses	220	165	55	33.3
Computer software & data processing expenses	798	777	21	2.7
Bank shares tax	416	416	—	—
Professional services	588	687	(99)	(14.4)
FDIC Insurance	180	345	(165)	(47.8)
Other operating expenses	909	733	176	24.0
Total Operating Expenses	10,694	9,990	704	7.0

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise between 55% and 60% of the Corporation’s total operating expenses. For the three and six months ended June 30, 2012, salaries and benefits increased $269,000, or 9.6%, and $644,000, or 11.4%, over the same periods in 2011. Salaries increased by $222,000, or 10.7%, and $473,000, or 11.3%, and employee benefits increased by $47,000, or 6.4%, and $171,000, or 11.5%, for the three and six months ended June 30, 2012, compared to the same periods in 2011. In addition to the normal wage and cost of living increases, the salary and benefits costs increased due to the addition of multiple new professional staff members, primarily in the loan function.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Occupancy expenses increased $18,000, or 4.5%, and $34,000, or 4.2%, for the three and six months ended June 30, 2012, compared to the same periods in 2011. The majority of this increase was due to a $10,000 and a $22,000 increase in building repair and maintenance expenses for the three and six months ended June 30, 2012, compared to

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

the same periods in 2011. Various other occupancy categories had minimal increases and decreases accounting for the remainder of the quarterly and year-to-date variances.

Equipment expenses increased $25,000, or 12.4%, and $38,000, or 9.5%, for the three and six months ended June 30, 2012, compared to the same periods in the prior year. This expense category includes equipment depreciation, repair and maintenance, and various other equipment-related expenses. Depreciation expense increased by $7,000, or 5.6%, and $14,000, or 5.6%, for the three and six months ended June 30, 2012, compared to the same periods in 2011. Equipment assets have shorter asset depreciation lives, generally five to seven years. In addition, expenses related to equipment repair and maintenance increased by $20,000 for both the three- and six-month periods ended June 30, 2012, when compared to the same periods in 2011. Other equipment expenses changed minimally.

Advertising and marketing expenses increased by $40,000, or 42.6%, and $55,000, or 33.3%, for the three and six months ended June 30, 2012, compared to the same periods in the prior year. The expenses of this category support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies and fluctuations are normal.

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements. This expense category increased $10,000, or 2.6%, and $21,000, or 2.7%, for the three and six months ended June 30, 2012, compared to the same periods in 2011. Software-related expenses decreased $12,000, or 5.5%, and $19,000, or 4.4%, for the three and six months ended June 30, 2012, compared to the same periods in 2011, as a result of a decrease in software amortization costs that was partially offset by an increase in software maintenance agreement costs. The cost of software programs are amortized, or expensed, over a three-year period. More than offsetting this decrease, STAR network fees were up $23,000, or 13.5%, and $41,000, or 12.0%, for the three and six months ended June 30, 2012, compared to the same periods in 2011. The STAR network fees are the fees paid to process all ATM and debit card transactions.

Bank shares tax expense decreased $6,000, or 2.9%, for the three months ended June 30, 2012, and remained the same for the six months ended June 30, 2012, compared to the same periods in 2011. The shares tax is a calculation based on the Bank’s capital net of shares tax-exempt assets. The shares tax will generally increase as the Bank’s capital levels grow unless the Bank purchases more shares tax-exempt assets. Management continually weighs the benefits of holding more bank shares tax-exempt assets versus the costs in terms of the lower yield that these securities produce compared to other securities.

Professional services expense decreased $78,000, or 20.2%, and $99,000, or 14.4%, for the three and six months ended June 30, 2012, compared to the same periods in 2011. These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services. Accounting and auditing fees decreased by $9,000, and increased by $10,000 for the three and six months ended June 30, 2012, compared to the same periods in 2011, due to an adjustment made in 2011 for fees that were over accrued in 2010. The fee accruals in 2010 were elevated due to an expected increase in internal and external audit fees related to compliance with the Sarbanes-Oxley Act. However, due to the permanent deferral of the external audit attestation piece of the Sarbanes-Oxley Act, the Corporation was not required to pay these additional audit fees. In addition, student loan servicing expense decreased $79,000 and $156,000 for the three and six months ended June 30, 2012, compared to the same periods in 2011. Management decided to stop originating student loans in the first quarter of 2010 and sold the remaining portfolio of student loans in the second quarter of 2011. Other outside services expense increased $13,000 and $31,000 for the three and six months ended June 30, 2012, compared to the same periods in 2011. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

The expenses associated with FDIC insurance decreased by $34,000, or 27.6%, and $165,000, or 47.8%, for the three and six months ended June 30, 2012, compared to the same periods in 2011. The FDIC expenses for 2012 were reduced primarily because of a change in assessment base. Prior to 2011, assessments were calculated based on the total deposits of a financial institution. Beginning in the second quarter of 2011, the assessment base was changed from deposits to total assets less tangible equity. This change resulted in significant savings for the Corporation beginning in the second quarter of 2011. FDIC premiums were prepaid at the end of 2009 for the 2010 to 2012 period. The Corporation had a total of $1,092,000 outstanding in the prepaid FDIC insurance assessment asset account as of June 30, 2012. In addition to FDIC insurance costs, the Corporation is subject to assessments to pay the interest on Financing Corporation Bonds, which is also recorded as FDIC insurance expense. Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions. The total Financing Corporation assessments paid by the Corporation in the first half of 2012 were approximately $23,000 and were 31.0% lower than the assessments paid in the first half of 2011.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Other operating expenses are comprised of the remainder of the Corporation’s operating expenses. Some of the larger items included in this category are:

•	Postage
•	Director fees and expense
•	Travel expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses
•	Deposit account charge-offs and recoveries

Other operating expenses increased by $34,000, or 9.1%, and $176,000, or 24.0%, for the three and six months ended June 30, 2012, compared to the same periods in 2011. The year-to-date increase can be attributed to an increase in the allowance for off-balance sheet credit losses of $77,000, additional delinquent loan expenses of $16,000, additional charitable contributions expense of $46,000, and additional fraud related charge-off expenses of $47,000 for the six months ended June 30, 2012. Operating supplies expenses decreased by $6,000 partially offsetting these increases. Several other expense categories had minimal increases and decreases making up the remaining variance.

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

For the three and six months ended June 30, 2012, the Corporation recorded tax expense of $393,000 and $776,000, compared to tax expense of $303,000 and $577,000 for the three and six months ended June 30, 2011. The effective tax rate for the Corporation was 15.7% for the six months ended June 30, 2012, compared to 14.0% for the same period in 2011. The Corporation’s level of pre-tax income was 19.6% higher for the six months ended June 30, 2012, compared to the same period in 2011.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of June 30, 2012, the Corporation had $294.1 million of securities available for sale, which accounted for 37.9% of assets, compared to 36.8% as of December 31, 2011, and 35.2% as of June 30, 2011. Based on ending balances, the securities portfolio increased 10.7% from June 30, 2011, and 3.6% from December 31, 2011.

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

Each quarter, management sets portfolio allocation guidelines and adjusts the security portfolio strategy generally based on the following factors:

•	Relative performance of the various instruments
•	Duration and average length of the portfolio
•	Volatility of the portfolio
•	Direction of interest rates
•	Slope of the yield curve
•	ALCO positions as to liquidity, credit risk, interest rate risk, and net portfolio value
•	Economic factors impacting debt securities

The investment policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications provide opportunities to shorten or lengthen duration, maximize yield, and mitigate credit risk. The composition of the securities portfolio based on fair market value is shown in the following table.

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending
	June 30, 2012		December 31, 2011		June 30, 2011
	$	%	$	%	$	%

U.S. government agencies	38,477	13.1	46,614	16.4	47,432	17.8
U.S. agency mortgage-backed securities	57,147	19.4	55,129	19.4	47,558	17.9
U.S. agency collateralized mortgage obligations	49,109	16.7	56,049	19.8	57,709	21.7
Private collateralized mortgage obligations	5,737	2.0	7,225	2.5	10,807	4.1
Corporate debt securities	42,739	14.5	25,298	8.9	18,055	6.8
Obligations of states and political subdivisions	96,987	33.0	89,745	31.6	80,126	30.2
Equity securities	3,950	1.3	3,951	1.4	3,950	1.5

Total securities	294,146	100.0	284,011	100.0	265,637	100.0

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The largest movements within the securities portfolio were shaped by market factors, such as:

•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	risk-based capital reasons
•	federal income tax considerations with regard to obligations of states and political subdivisions.

Since June of 2011, the most significant shift occurring in the Corporation’s securities portfolio was an increase in corporate bonds. Corporate bonds increased $24.7 million, or 136.7%, from June 30, 2011 to June 30, 2012. The Corporation invested in additional corporate bonds in order to add diversity to the portfolio and provide strong yields for shorter maturities. In addition to strong performance for a relatively short maturity, a number of government backed foreign financial corporate bonds now carry a favorable 20% risk weighting rather than the normal 100% risk weighting. The 100% risk weighting of corporate bonds has been a major reason why U.S. financial institutions were limited on their corporate bond purchases as they strove to increase their risk-based capital levels. The Corporation already maintains a high total risk-based capital level and the new opportunity of investing in corporate bonds with a 20% risk weighting makes them a more attractive investment. Corporate bonds had historically been a relatively small percentage of the securities portfolio, accounting for only 6.8% of the portfolio as of June 30, 2011. As a result of the added investments, corporate bonds now account for 14.5% of the portfolio as of June 30, 2012. The Corporation’s security policy limits corporate bonds to 15% of the portfolio.

The next highest growth in the portfolio occurred with municipal bonds, which grew $16.9 million, or 21.0%, since June 30, 2011. The Corporation has historically maintained large municipal bond holdings that have generally averaged between 30% and 33% of the portfolio. Because of the substantial growth that has occurred in the portfolio, a large dollar increase is necessary just to maintain municipal bonds in this preferred range. The other areas of the securities portfolio, with the exception of mortgage-backed securities (MBS), declined in dollar amount or as a percentage of the portfolio. The areas that declined were U.S. government agencies, collateralized mortgage obligations (CMOs), and private collateralized mortgage obligations (PCMOs). Equity securities are a very small percentage of the portfolio and did not experience any dollar change. The MBS sector grew out of a strategy to reinvest CMO maturities and cash flow back into MBS rather than into shorter structure CMOs to limit excessive cash flows and reduce reinvestment risk. The more significant components of the securities portfolio along with a more detailed explanation of their changes are discussed below.

The decrease in the Corporation’s U.S. government agencies sector occurred primarily due to calls and maturities, but also as payments were received in the form of normally scheduled principal payments on the portion of agencies that are structured notes. As agencies were called or matured, only a portion of these proceeds were reinvested back into the agency sector because of the extremely low yields available on these bonds. Management continues to invest in agencies when advantageous to maintain a minimum sector weighting, maintain adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as foundational to the portfolio. Management has identified a desired percentage of U.S. agencies with laddered maturities and as such, would prefer to maintain U.S. agencies at a minimum of 15% of the portfolio. As of June 30, 2012, U.S. agencies represented 13.1% of the fair market value of the portfolio. Management has a goal of returning to the 15.0% level by the end of the third quarter of 2012.

The increase in the Corporation’s U.S. agency MBS sector since June 30, 2011, occurred due to the strategy of reinvesting CMO dollars into MBS as mentioned above. Investments in a substantial amount of MBS assist management in maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS, CMO, and PCMO securities pay monthly principal and interest and are subject to prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS, CMOs, and PCMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. If interest rates were to increase, the opposite of this would occur. In this prolonged period of historically low interest rates the shorter structure of the CMO securities has not benefited the Corporation as increased cash flows have to be reinvested at historically low rates. Therefore, management has been purchasing structures that limit the amount of cash flow that can be returned over the next year or two. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS, CMO, and PCMO securities as a group is significant, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. From 2006 through 2009, the Corporation was in an alternative minimum tax (AMT) position when income levels fell and tax-exempt income remained high. The AMT requires the payment of a minimum level of tax should an entity have excessive amounts of tax preference items relative to a Corporation’s income. The Corporation’s primary tax preference item is the large amount of tax-free income generated by tax-free loans and tax-exempt securities. As a result of the Corporation’s AMT position in 2008, management had determined that the size of the municipal bond holdings in relation to the rest of the securities portfolio should be decreased. However, because of legislation that followed the credit crisis in the fall of 2008, beginning in 2009, financial institutions were permitted to purchase 2009 and 2010 issued tax-free municipal bonds, which are AMT-exempt for the life of the bond. In addition, management could continue to purchase AMT exempt municipals in 2011 and 2012 as long as they were originally issued in 2009 and 2010. In 2010, 2011, and through the first half of 2012, management increased the amount of tax-free municipal bonds due to very favorable tax-free yields that far surpassed the yields available on similar length taxable instruments and the favorable AMT-exempt for life tax treatment that exists. Management views this as a unique opportunity to both take advantage of the more favorable tax-equivalent yields on municipal bonds without causing the Corporation to be subject to AMT by carrying too many tax-free investments. Municipal bonds as a percentage of the total investment portfolio have increased slightly from 30.2% at June 30, 2011, compared to 31.6% as of December 31, 2011, and 33.0% at June 30, 2012. Management is comfortable with municipal bonds at 33% of the portfolio and does not anticipate growth beyond this level.

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

As of June 30, 2012, the Corporation held four PCMO securities with a book value of $6.6 million, a reduction of $1.7 million from the balance as of December 31, 2011. One of the four PCMO securities, with a book value of $1.1 million, carried an AAA credit rating by at least one of the major credit rating services. The three remaining PCMOs, with a book value of $5.5 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s. Management currently has no plans to sell these securities as management believes the current market values are not true indications of the value of the bonds based on cash flow analysis performed under severe stress testing. Management’s June 30, 2012 cash flow analysis did not indicate a need to take additional impairment on any of the PCMO securities; however, impairment charges of $86,000 were recognized on two of these bonds in the first quarter of 2012. The $86,000 of year-to-date impairment in 2012 is down from $219,000 of impairment recorded in the first six months of 2011. Should any future analysis reflect the need for additional impairment, management would expect it to be diminished as projected loss numbers were increased in the first quarter of 2012 and have now been provided for. Additionally, all of these securities continue to pay down in terms of monthly principal payments.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Prepayment speeds on all of the Corporation’s PCMOs have been relatively fast, which is assisting in the cash flow analysis. Faster prepayment speeds make it more likely that the Corporation’s principal will be returned before additional credit losses are incurred.

As of June 30, 2012, the Corporation held corporate bonds with a total book value of $42.5 million and fair market value of $42.7 million. Management increased its holdings in corporate securities to 14.5% of the portfolio, compared to 8.9% at December 31, 2011. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place minimal credit ratings that must be met in order for management to purchase a corporate bond.

As of June 30, 2012, seventeen of the forty-one corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 98.9% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of June 30, 2012, all of the corporate bonds had at least one A3 or A- rating by one of the major credit rating services. As of June 30, 2012, there were eight corporate bonds with $7 million of par value that were carrying split ratings with one rating within policy limit and another rating below the initial policy purchase requirement but above investment grade. These securities are monitored on an ongoing basis to ensure these credits do not deteriorate further and remain at investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

Since 2008, the municipal bond ratings have been adversely affected by downgrades on nearly all of the insurance companies backing municipal bond issues. Previous to the sharp decline in the health of the insurance companies in 2008, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection. Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A. As of June 30, 2012, approximately 4% of the Corporation’s municipal bonds carried an AAA rating. The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moodys or A- by S&P or Fitch at the time of purchase. As of June 30, 2012, four municipal bonds with a book value of $1.9 million carried credit ratings under these levels. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Presently, despite the lower credit ratings on the four municipal securities, management has the intent and the ability to hold these securities to maturity and believes that full recovery of principal is probable.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment. In terms of credit risk and impairment, management views the Corporation’s one CRA fund with a $1 million book value differently because it is an equity investment with no maturity date. Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date. As of June 30, 2012, this CRA fund was showing unrealized losses of $50,000, or a 5.0% price decline. The prices on this fund tend to lag behind decreases in U.S. Treasury rates. Management believes that the price declines are primarily rate driven, and temporary as opposed to permanent. The other $3 million CRA SBA fund is a variable rate fund with a stable dollar price that does not carry fair value risk. Corporate bonds and private collateralized mortgage obligations have the most potential credit risk out of the Corporation’s debt instruments. Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds and all private label securities. As of June 30, 2012, two private collateralized mortgage obligations were considered to be other-than-temporarily impaired. These two securities were written down by $86,000 during the six months ended June 30, 2012.

Loans

Net loans outstanding decreased by 1.7%, to $394.5 million at June 30, 2012, from $401.2 million at June 30, 2011. Net loans decreased by $9.7 million, or 2.4%, since December 31, 2011. The following table shows the composition of the loan portfolio as of June 30, 2012, December 31, 2011, and June 30, 2011.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	June 30,		December 31,		June 30,
	2012		2011		2011
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	86,028	21.4	95,347	23.1	98,101	24.0
Agriculture mortgages	73,879	18.4	73,287	17.7	68,756	16.8
Construction	20,035	5.0	18,957	4.6	11,853	2.9
Total commercial real estate	179,942	44.8	187,591	45.4	178,710	43.7

Consumer real estate (a)
1-4 family residential mortgages	134,340	33.3	133,959	32.5	137,614	33.6
Home equity loans	13,579	3.4	14,687	3.6	16,950	4.1
Home equity lines of credit	15,292	3.8	15,004	3.6	13,305	3.3
Total consumer real estate	163,211	40.5	163,650	39.7	167,869	41.0

Commercial and industrial
Commercial and industrial	25,387	6.3	25,913	6.3	26,601	6.5
Tax-free loans	18,727	4.7	19,072	4.6	20,956	5.1
Agriculture loans	11,449	2.8	12,884	3.1	10,564	2.6
Total commercial and industrial	55,563	13.8	57,869	14.0	58,121	14.2

Consumer	3,614	0.9	3,590	0.9	4,409	1.1

Total loans	402,330	100.0	412,700	100.0	409,109	100.0
Less:
Deferred loan fees (costs), net	(20)		62		107
Allowance for loan losses	7,877		8,480		7,801
Total net loans	394,473		404,158		401,201

(a)	Residential real estate loans do not include mortgage loans sold to Fannie Mae and serviced by ENB. These loans totaled $7,736,000 as of June 30, 2012, $8,904,000 as of December 31, 2011, and $9,483,000 as of June 30, 2011.

The composition of the loan portfolio has undergone relatively minor changes in recent years. The total of all categories of real estate loans comprises more than 85% of total loans. At $179.9 million, commercial real estate is the largest category of the loan portfolio, consisting of 44.8% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans increased from $178.7 million as of June 30, 2011, to $179.9 million as of June 30, 2012, a $1.2 million, or 0.7% increase.

The growth in commercial real estate loans has occurred in those secured by farmland and construction loans. Agricultural mortgages increased from $68.8 million, or 38.5% of commercial real estate loans as of June 30, 2011, to $73.9 million, or 41.1% of commercial real estate loans as of June 30, 2012. Similarly, commercial construction loans increased from $11.9 million, or 6.7% of commercial real estate loans as of June 30, 2011, to $20.0 million, or 11.1% of commercial real estate loans as of June 30, 2012. Unlike other commercial areas, agricultural and construction related projects have started to move forward in 2012. As construction projects are completed, some of the loans are converted from construction loans to permanent commercial mortgages.

The commercial mortgage segment of the commercial real estate category of loans has declined from June 30, 2011, to June 30, 2012. This area represented $98.1 million, or 54.9%, of commercial real estate loans as of June 30, 2011, and $86.0 million, or 47.8%, of commercial real estate loans as of June 30, 2012. Growth in this area over the past twelve months has slowed significantly since most businesses are unwilling to expand during uncertain economic conditions. Management believes the commercial real estate growth rate will remain low going forward and attributes this to a lag effect in terms of the economic conditions impacting Lancaster County. Locally, commercial loan growth continued during 2008 and 2009 while the national economic slowdown was occurring. That growth continued into the first part

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

of 2010, but slowed as the year progressed and tapered off in 2011 and through the second quarter of 2012. The long-term economic weakness is now having an effect on many commercial projects causing them to be placed on hold. Management also would expect that any rebound in the growth of commercial real estate would lag a recovery by the economy.

Residential real estate loans make up just over 40% of the total loan portfolio with balances of $163.2 million. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 82.3% of total residential real estate loans and 33.4% of total loans. Traditional 10 to 20-year personal mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio, varying between 20% and 24% of the loan portfolio over the past five years. The Corporation is still experiencing steady volume in this area as a certain element of the Corporation’s customers prefer having their mortgage held by the Corporation versus being sold on the secondary market and serviced elsewhere. The Corporation’s personal residential mortgages declined slightly to $134.3 million at June 30, 2012, a decrease of $3.3 million, or 2.4%, from balances as of June 30, 2011. The weaker economic conditions, including continued weakness in home prices and home building, have had some impact on demand for the 10 to 20-year mortgages held by the Corporation. The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage originated over 20 years. While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold on the secondary market. Therefore, to grow the Corporation’s residential real estate loans, a sufficient number of 10, 15, and 20-year residential mortgages must be originated to compensate for normal principal pay downs and still grow the portfolio.

Second mortgages and home equity loans, fixed or variable, make up the remainder of the Corporation’s residential real estate loans. Requests for fixed-rate home equity loans have slowed in the current environment, while home equity lines of credit, which float on the Prime rate, have increased. From June 30, 2011, to June 30, 2012, fixed rate home equity loans have decreased from $17.0 million to $13.6 million, a $3.4 million, or 20.0% decrease. Meanwhile, home equity lines of credit increased from $13.3 million to $15.3 million, a $2.0 million, or 15.0% increase. The net of these two trends is a $1.4 million reduction in total home equity loan balances. Consumers are borrowing less in total due to economic conditions and a general desire to pay off household debt, while at the same time seeking the lowest interest rate to borrow money against their home value. The trends of lower levels of home equity borrowing and more variable rate versus fixed rate financing is likely to continue until economic conditions improve and home valuations improve. Management does not anticipate any marked improvement in the economy through the remainder of 2012 and into 2013. While management does not anticipate any rate increase from the Federal Reserve in the near future, it is highly expected that when the Federal Reserve eventually acts to increase the overnight rate and the Prime rate increases, the reaction will be that floating rate loans will become less attractive to borrowers who will act to protect themselves against further rate increases by converting to a fixed rate loan. Management anticipates continued slow growth in the residential real estate area throughout the remainder of 2012.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These loans are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The loans can be further secured by personal guarantees of the owners or with inventory of the business. This portfolio of loans in total showed a decline of $2.6 million, or 4.4%, from June 30, 2011, to June 30, 2012. As of June 30, 2012, this category of commercial loans was made up of $25.4 million of commercial and industrial loans, $18.7 million of tax-free loans, and $11.4 million of agriculture loans. In the case of the Corporation, all of the $18.7 million of tax-free loans are to local municipalities. These loans declined by $2.2 million, or 10.6%, from June 30, 2011, to June 30, 2012, due to several loan payoffs. Agriculture loans increased by $0.9 million, or 8.4%, from June 30, 2011, to June 30, 2012, while other non-real estate secured commercial and industrial purpose loans were down from $26.6 million as of June 30, 2011, to $25.4 million as of June 30, 2012, primarily due to weak economic conditions and a lack of new commercial projects.

The consumer loan portfolio continued to decline from $4.4 million as of June 30, 2011, to $3.6 million as of June 30, 2012. Consumer loans made up 1.1% of total net loans on June 30, 2011, and 0.9% of total net loans on June 30, 2012. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. More recently, management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. In the current weak economy, customers delay purchasing new and used cars which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2012	2011	2011
	$	$	$

Nonaccrual loans	1,649	1,862	1,965
Loans past due 90 days or more and still accruing	—	107	375
Troubled debt restructurings	—	—	1,671
Total non-performing loans	1,649	1,969	4,011

Other real estate owned	132	—	400

Total non-performing assets	1,781	1,969	4,411

Non-performing assets to net loans	0.45%	0.49%	1.10%

The total balance of non-performing assets declined by $2.6 million, or 59.1%, from June 30, 2011, to June 30, 2012, primarily as a result of a decline in troubled debt restructurings. The non-performing assets remained relatively unchanged from December 31, 2011, to June 30, 2012. There were three unrelated loans classified as a TDR as of June 30, 2011. Each of these three loans had principal deferments for a period of time, with no changes to the interest rate and final maturity. The interest rate is commensurate with the interest rate management would extend to another borrower with the same level of credit risk. Because all three of these loans have been performing, without delinquency, according to the modified terms temporarily extended in 2010, they no longer need to be classified as troubled debt restructurings in 2012. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the current weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans has declined with the level of non-performing assets down sharply and the Corporation’s total exposure reduced. Additionally, the direction of the risk is viewed as declining from the higher levels experienced in 2010 and early 2011.

As of June 30, 2012, other real estate owned (OREO) is shown at a recorded fair market value, net of anticipated selling costs, of $132,000. The balance consists of one residential property that was placed in OREO in the first quarter of 2012. As of June 30, 2011, there was one OREO property, consisting of a manufacturing property with a fair market value of $400,000. The manufacturing property had environmental conditions that had to be remediated in order for the property to be approved for future commercial purposes. These remediation efforts were completed in late 2011, after which management determined that the property was suitable for bank purposes in the future. As such, the property was removed from OREO and classified as land as of December 31, 2011.

Allowance for Loan Losses

The allowance for loan losses is established to cover any losses inherent in the loan portfolio. Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for loan

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

losses. This calculation is based upon a systematic methodology for determining the allowance for loan losses in accordance with generally accepted accounting principles. The calculation includes estimates and is based upon losses inherent in the loan portfolio. The allowance calculation includes specific provisions for under-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses. Based on the quarterly loan loss calculation, management will adjust the allowance for loan losses through the provision as necessary. Changes to the allowance for loan losses during the year are primarily affected by four main factors:

•	Growth or decline of the loan portfolio
•	Charge off of loans considered not recoverable
•	Recovery of loans previously charged off
•	Provision for loan losses

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the six-month periods ended June 30, 2012, and June 30, 2011. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30,
	2012	2011
	$	$

Balance at January 1,	8,480	7,132
Loans charged off:
Real estate	—	97
Commercial and industrial	47	315
Consumer	7	24
Total charged off	54	436

Recoveries of loans previously charged off:
Real estate	—	—
Commercial and industrial	43	200
Consumer	8	5
Total recovered	51	205
Net loans charged off	3	231

Provision (credited) charged to operating expense	(600)	900

Balance at June 30,	7,877	7,801

Net charge-offs as a % of average total loans outstanding	0.00%	0.06%

Allowance at end of period as a % of total loans	1.96%	1.91%

Charge-offs for the six months ended June 30, 2012, were $54,000, compared to $436,000 for the same period in 2011. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. The real estate and consumer charge-offs were lower in the first six months of 2012 compared to 2011, due to a single real estate loan that was charged off for $97,000 in the first quarter of 2011. Commercial and industrial loan charge-offs were lower in the first six months of 2012 due to three commercial and industrial loans that were charged off in 2011. These charge-offs included two agriculture purpose loans totaling $188,000 and a commercial line of credit totaling $97,000.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. The composition of the Corporation’s loan portfolio has undergone only minor changes since June 30, 2011, however the decline in the balance of loans is having a significant impact on the allowance. All other factors held constant, a decline in the loan portfolio would require less of an allowance to cover losses inherent in the portfolio. Management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans. The financial industry typically evaluates the quality of loans on a scale with “unclassified” representing healthy loans, “special mention” being the first indication of credit concern, and several successive classified ratings indicating further credit declines of “substandard,” “doubtful,” and, ultimately, “loss.”

During 2011, continued downgrades by management in the business loan and business mortgage portfolios resulted in more classified loans. Real estate loans represent a more substantial portion of the outstanding loan portfolio and more of these types of loans indicated either further devaluation of collateral or deteriorating financial health that could result in future losses to the Corporation. Conversely, the commercial and industrial loans not secured by real estate represent a smaller portion of the outstanding loan portfolio and these loans have shown improved financial health resulting in less of a need for reserve allocations. Total classified loans, net of specific allowances, reached a peak on December 31, 2011, at $35.4 million, or 42.7% of risked-based capital, and have since declined to $28.0 million, or 33.5% of risked-based capital as of June 30, 2012. The decline is primarily due to one commercial borrower who paid off $4.2 million of loans rated substandard, plus principal payments on many of the remaining classified loans. The Corporation’s total classified loans were $32.7 million as of June 30, 2011, $35.4 million as of December 31, 2011, and $28.0 million as of June 30, 2012, net of specifically allocated allowance against these loans of $272,000, $201,000, and $68,000, respectively. The classified loans require larger provision amounts due to a higher potential risk of loss, so as the classified loan balance declines, the associated specific allowance applied to them declines, resulting in a lower required allowance. The allowance as a percentage of total loans was 1.91% as of June 30, 2011, 2.06% as of December 31, 2011, and 1.96% as of June 30, 2012. Management anticipates that the allowance percentage will remain fairly constant throughout 2012.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation has historically experienced very low net charge-off percentages due to strong credit practices. Management continually monitors delinquencies, classified loans, and charge-off activity closely, and is not anticipating significant increases throughout the remainder of 2012. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $724,000, or 3.5%, to $21,247,000 as of June 30, 2012, from $20,523,000, as of June 30, 2011. The renovations at the Corporation’s Main Office location were completed and placed into service during the third quarter of 2011. As of June 30, 2012, $181,000 was classified as construction in process.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB). The Corporation’s $4,168,000 of regulatory stock holdings as of June 30, 2012, consisted of $3,980,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation earned a return or dividend on the FHLB stock since becoming a member until the end of 2008, when the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level. That

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition. As a result, for years 2009, 2010, and 2011, no dividends were received on the Corporation’s FHLB stock.

In the fourth quarter of 2010, as a first indication of improved financial position and capital levels, the FHLB of Pittsburgh announced the resumption of excess capital stock repurchases, that have continued on a quarterly basis to date. The resumption of excess capital stock repurchases was primarily the reason why the Corporation’s capital stock position declined from $4,492,000 as of December 31, 2010, to $3,980,000 as of June 30, 2012. As of June 30, 2012, the Corporation held $20,000 of excess capital stock. Management believes these excess capital stock repurchases will continue.

On February 22, 2012, the FHLB of Pittsburgh announced payment of their first dividend to shareholders since suspension of the dividend in December 2008. The dividend payment was equivalent to 0.10 percent annualized and is a significant step towards the restoration of ongoing dividend payments. Also, on April 27, 2012, the FHLB again announced another dividend payment of 0.10 percent annualized, which was paid to shareholders on April 30, 2012. While the FHLB has not committed to regular quarterly dividend payments, it will continue to monitor the overall financial performance of the bank in order to determine the status of future dividends. This sustained pattern of purchasing back excess capital stock, based on the improved financial performance of the FHLB, and the resumption of a quarterly dividend, has resulted in management’s conclusion that its investment in FHLB stock is not other-than-temporarily impaired. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to periodically repurchase excess capital stock and pay a quarterly dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Deposits

The Corporation’s total ending deposits increased $21.1 million, or 3.6%, and $9.0 million, or 1.5%, from June 30, 2011, and December 31, 2011, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. During 2011 and continuing into 2012, the economic concerns and poor performance of other types of investments led customers back to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has remained relatively stable, with the exception of the $10.0 million, or 10.0% increase in savings account balances, and $6.7 million of balances in the Corporation’s new interest bearing demand deposit account, which was introduced in March of 2012.

The increase in savings account balances is the result of historically low interest rates, which have resulted in little difference between savings rates and other core deposit rates and even short-term time deposit rates. Customers view savings as the safest, most convenient place to maintain funds for maximum flexibility. Management believes saving accounts will continue to hold higher balances until short-term interest rates increase.

The Corporation’s new interest-bearing demand deposit product is a direct result of the repeal of Regulation Q, which prohibited financial institutions from paying interest on demand deposits. Regulation Q, which existed since 1933, was repealed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Under that legislation, beginning on July 21, 2011, financial institutions have been allowed, but not required, to offer interest-bearing demand deposits. When the product was first offered by the Corporation in March 2012, a number of the cash management money market deposit accounts were transferred over to the new interest-bearing demand deposit product. This accounts for the $6.3 million reduction in money market deposit accounts from December 31, 2011 to June 30, 2012.

The Deposits by Major Classification table, shown below, provides the balances of each category for June 30, 2012, December 31, 2011, and June 30, 2011.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2012	2011	2011
	$	$	$

Non-interest bearing demand	146,036	149,510	137,928
Interest bearing demand	6,685	—	—
NOW accounts	61,255	61,246	63,397
Money market deposit accounts	50,526	56,872	53,953
Savings accounts	110,398	100,377	100,567
Time deposits	232,212	231,629	231,607
Brokered time deposits	7,517	6,044	6,037
Total deposits	614,629	605,678	593,489

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of June 30, 2012, time deposit balances, excluding brokered deposits, had increased $0.6 million, or 0.3%, from both June 30, 2011, and December 31, 2011. The Corporation has recently seen a shift in deposit trends as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in slower growth in time deposit balances and more significant growth in the core deposit areas.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Borrowings

Total borrowings were $73.0 million, $73.0 million, and $79.0 million as of June 30, 2012, December 31, 2011, and June 30, 2011, respectively. The Corporation was purchasing no short-term funds as of June 30, 2012, December 31, 2011, or June 30, 2011. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. The short-term funds are purchased through correspondent and member bank relationships as overnight borrowings.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $73.0 million, $73.0 million, and $79.0 million as of June 30, 2012, December 31, 2011, and June 30, 2011. The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers. The repurchase agreement portion of the long-term debt was $25.0 million at June 30, 2011, and declined to $15.0 million by June 30, 2012. FHLB advances were $54.0 million at June 30, 2011, and increased to $58.0 million at June 30, 2012. Both FHLB advances and repurchase agreements are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits. Over the course of the past twelve months, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances at significant rate savings. In the current interest rate environment, management has preferred to seek new long-term borrowings from FHLB rather than through repurchase agreements. For this reason, it is likely the FHLB portion of long-term debt will increase with the repurchase agreements reducing as they mature. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of June 30, 2012, the Corporation was within this policy guideline at 7.5% of asset size with $58.0 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of June 30, 2012, the Corporation was within this policy guideline at 84.7% of capital with $73.0 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings within these policy guidelines throughout all of 2011 and through the second quarter of 2012.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $197.3 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of June 30, 2012	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	18.4%	8.0%	10.0%
Bank	18.3%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	17.2%	4.0%	6.0%
Bank	17.0%	4.0%	6.0%
Tier I Capital to Average Assets
Consolidated	10.5%	4.0%	5.0%
Bank	10.4%	4.0%	5.0%
As of December 31, 2011
Total Capital to Risk-Weighted Assets
Consolidated	17.9%	8.0%	10.0%
Bank	17.7%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	16.6%	4.0%	6.0%
Bank	16.4%	4.0%	6.0%
Tier I Capital to Average Assets
Consolidated	10.2%	4.0%	5.0%
Bank	10.1%	4.0%	5.0%
As of June 30, 2011
Total Capital to Risk-Weighted Assets
Consolidated	18.0%	8.0%	10.0%
Bank	17.7%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	16.7%	4.0%	6.0%
Bank	16.5%	4.0%	6.0%
Tier I Capital to Average Assets
Consolidated	10.1%	4.0%	5.0%
Bank	10.0%	4.0%	5.0%

The Corporation’s dividends per share for the first half of 2012 were $0.50 per share, compared to $0.48 per share for the same period of 2011. Dividends are paid from current earnings and available retained earnings. Management’s current capital plan calls for management to maintain tier I capital to average assets between 9.5% and 12.0%. The Corporation’s current tier I capital ratio is 10.5%. Management also desires a dividend payout ratio to be in the range of approximately 35% to 40%. This ratio will vary according to income, but over the long term, management’s goal is to average a payout ratio within this range. Due to improved financial performance and increased capital levels, the Corporation increased the dividend amount to $0.25 per share in the first quarter of 2012.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of June 30, 2012, the Corporation showed unrealized gains, net of tax, of $5,242,000, compared to unrealized gains of $4,221,000 as of December 31, 2011, and unrealized gains of $2,847,000 as of June 30, 2011. These unrealized gains or losses, net of tax are excluded from capital when calculating the tier I capital to

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

average assets numbers above. The amount of unrealized net gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities which are shown as a reduction to income on the Corporation’s Consolidated Statements of Income. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of June 30, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

June 30,
2012
$
Commitments to extend credit:
Revolving home equity	21,050
Construction loans	18,419
Real estate loans	10,482
Business loans	64,172
Consumer loans	2,021
Other	3,361
Standby letters of credit	8,805

Total	128,310

Jumpstart Our Business Startups Act

On April 5, 2012, President Obama signed the Jumpstart Our Business Startups Act (the “JOBS Act”) into law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

•	raising the threshold requiring registration under the Securities Exchange Act of 1934 (the "Exchange Act") for banks and bank holding companies from 500 to 2,000 holders of record;
•	raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record;
•	raising the limit for Regulation A offerings from $5 million to $50 million per year and exempting some Regulation A offerings from state blue sky laws;
•	permitting advertising and general solicitation in Rule 506 and Rule 144A offerings;
•	allowing private companies to use "crowdfunding" to raise up to $1 million in any 12-month period, subject to certain conditions; and
•	creating a new category of issuer, called an "Emerging Growth Company," for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity IPO and complying with public company reporting obligations for up to five years.

While the JOBS Act is not expected to have any immediate application to the Corporation, management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

Deposit Insurance

Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Previous to 2011, unlimited deposit insurance on non-interest bearing transaction accounts was covered through the Transaction Account Guarantee (TAG) program. The TAG program expired December 31, 2010, and Dodd-Frank has incorporated this unlimited deposit insurance coverage for another two years. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, Dodd-Frank eliminates the federal statutory prohibition against the payment of interest on business checking accounts, formerly known as Reg Q.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

As noted in the discussion on deposits, customers have historically provided the Corporation with a reliable and steadily increasing source of funds liquidity. The Corporation also has in place relationships with other banking institutions for the purpose of buying and selling Federal funds. The lines of credit with these institutions provide immediate sources of additional liquidity. The Corporation currently has unsecured lines of credit totaling $39 million. This does not include amounts available from member banks such as the Federal Reserve Discount Window or the FHLB of Pittsburgh.

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The Corporation was within internal gap guidelines for all ratios as of June 30, 2012. During the second quarter of 2010, management implemented prepayment speed assumptions for its securities portfolio to more accurately model principal paydowns received on securities. Additionally, as of September 30, 2011, management purchased software that allows prepayment speed assumptions from the bond accounting software provider to be directly imported into the ALM model on a security-by-security basis. It is management’s opinion that these securities are now modeled as accurately as possible utilizing current software, and the cash flows received on each bond are reflected appropriately. After the initial prepayment speed changes were made, as of June 30, 2010, the Corporation was within the internal gap guidelines for the one-year and three-year gap ratios, with the one-year gap at 66% and the three-year gap at 87%. As of December 31, 2010, these ratios were further improved and all were within the internal guidelines with the one-year gap at 84% and the three-year gap at 101%. As of December 31, 2011, these ratios were further improved and all were within the internal guidelines with the one-year gap at 93% and the three-year gap at 103%. The gap ratios as of June 30, 2012, had increased with a one-year gap of 101% and a three-year gap of 110%. The primary reason for the increase in gap ratios can be attributed to higher cash levels, faster principal payments on securities, purchasing securities with shorter durations, and a lengthening of the Corporation’s liabilities. Management has been maintaining higher levels of cash and cash equivalents since 2011 to assist in offsetting the Corporation’s relatively long securities portfolio.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The strategy of maintaining higher cash levels to improve gap ratios and act as an immediate hedge against liquidity risk and interest rate risk is expected to continue until the securities portfolio is materially shorter in duration.

Generally, through 2011 and into 2012, management had a bias towards rates remaining unchanged for a longer period of time and preferred to maintain gap ratios on the low end of gap guidelines, as it is advantageous to have a smaller amount of assets subject to repricing while interest rates are at historically low levels. Management took the position that rates could remain low for an extended period of time, which has occurred. Management also believes that the Corporation’s large securities portfolio, with the vast majority of these securities carrying unrealized gains, is a readily accessible source of liquidity in the event any repositioning of assets is needed. Management believes at this point that current economic conditions need to improve before short term interest rates could be increased. The most recent economic data indicate a weakening of the economy, not a strengthening. Therefore, based on present conditions, with U.S. Treasury rates now at all time lows, the likelihood of sharp increases in market interest rates in the near future is remote. However, it is only prudent to be planning for possible higher interest rates in 2013 and beyond.

Ideally, management would prefer to maintain lower six-month and one-year gap ratios to limit reinvestment risk at historically low levels while maintaining a higher three-year gap ratio to be positioned to reinvest assets after interest rates have increased significantly over a period of time. For example, it may be until 2015 that interest rates would near the highs of the next rate cycle. Therefore, it is important for the Corporation to keep the one-year gap ratio on the low side of management’s preferred range, while maintaining the three-year gap ratio on the high end of the preferred range. To this regard the Corporation is already higher on the one-year gap ratio than would be preferred, while the three-year gap ratio is already on the higher side of the preferred range to ensure adequate performance out three years, given higher interest rates. The risk to positioning for higher interest rates too early is subjecting the Corporation to more repricing risk and lower net interest margin. That is already occurring to a moderate degree. Management will make future asset liability decisions that are consistent with reducing the one-year gap ratio while maintaining the three-year gap ratio at a higher level to protect against future interest rate increases.

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

The Corporation analyzes the following additional liquidity measurements in an effort to monitor and mitigate liquidity risk:

•	Core Deposit Ratio – Core deposits as a percentage of assets
•	Funding Concentration Analysis – Alternative funding sources outside of core deposits as a percentage of assets
•	Short-term Funds Availability – Readily available short-term funds as a percentage of assets
•	Securities Portfolio Liquidity – Cash flows maturing in one year or less as a percentage of assets and securities portfolio
•	Borrowing Limits – Internal borrowing limits in terms of both FHLB and total borrowings
•	Three, Six, and Twelve-month Projected Sources and Uses of Funds – Projection of future liquidity positions

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of June 30, 2012, the Corporation was within guidelines for all of the above measurements. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management has also been carrying an average of $15 million or more of readily available cash on hand and approximately $30 million of cash and cash equivalents on a daily basis throughout most of 2012 and expects this will continue in the near future. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Interest Rate Risk

Interest rate risk is measured using two analytical tools:

•	Changes in net interest income
•	Changes in net portfolio value

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value. The modeling is generally conducted under seven different interest rate scenarios. The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, or 300 basis points, or decrease 100, 200, or 300 basis points. In the third quarter of 2010, management made the decision to modify the interest rate scenarios and model net interest income if rates remain flat, decrease 50 or 100 basis points, or increase 100, 200, 300, or 400 basis points. Because interest rates cannot conceivably go much lower, it was more appropriate to model more rates up scenarios to ensure net interest income can be maintained within acceptable limits in a faster rates-up environment. The results obtained through the use of forecasting models are based on a variety of factors. Both the net interest income and fair value forecasts make use of the maturity and repricing schedules to determine the changes to the balance sheet over the course of time. Additionally, there are many assumptions that factor into the results. These assumptions include, but are not limited to, the following:

•	Projected interest rates
•	Timing of interest rate changes
•	Changes to the yield curve
•	Prepayment speeds on the loans and mortgage-backed securities
•	Anticipated calls on financial instruments with call options
•	Deposit and loan balance fluctuations
•	Economic conditions
•	Consumer reaction to interest rate changes

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of June 30, 2012. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. Management does run expected growth scenarios through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation that would be experienced over one year, assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk. The analysis of changes in net interest income due to changes in interest rates is commonly referred to as interest rate sensitivity. The Corporation has historically been liability sensitive; meaning that as interest rates go up, the Corporation would likely achieve lower levels of net interest income due to sharper increases in the cost of funds than increases in asset yield. Conversely, if rates go down, there would be sharper reductions in the cost of funds than decreases to asset yield, causing an increase to net interest income. However, more recently the Corporation is becoming more balanced or neutral to the impact of interest rate changes on net interest income. The Corporation’s one-year gap ratio of 101% as of June 30, 2012 marks the first time the one-year gap ratio has exceeded 100% for over a decade. This indicates a balanced amount of cumulative assets maturing versus liabilities maturing. However, because the interest rate sensitivity analysis, based on the repricing of assets and liabilities, shows a slight negative exposure to increased rates, the Corporation’s asset liability position would still be categorized as liability sensitive.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The second quarter 2012 analysis projects the net interest income expected in the seven modified rate scenarios on a one-year time horizon. As of June 30, 2012, the Corporation was within guidelines for the maximum amount of net interest income declines given six of the seven rate scenarios. The Corporation’s projected net interest income fluctuations given the different rate scenarios have changed slightly since December 31, 2011, with all rates up scenarios within policy guidelines and all scenarios reasonable and plausible.

The rates-down 100 basis point scenario showed a decline in net interest income that is just outside of the Corporation’s established 5% guideline. However, given the unlikelihood of any rate decreases at this time, management was not concerned about this measurement. As of June 30, 2012, the Federal funds stated target rate remained between 0.00% and 0.25%, but effectively the rate has been 0.25% since December 2008. It is very unlikely the Federal Reserve would lower any key rates, including Federal funds or the Discount rate further.

Management’s primary concern in this current rate environment is with higher interest rate scenarios; therefore, they are reviewed with more scrutiny. For the rates-up 100, 200, and 300 basis-point scenarios, net interest income decreased when compared to the rates unchanged scenario, by 4.0% in the rates up 100 basis-point scenario, 3.2% in the rates up 200 basis-point scenario, and 1.3% in the rates up 300 basis-point scenario. The decreases are primarily due to the fact that the Corporation is liability sensitive indicating that fewer assets will reprice than liabilities in a given time period. Additionally, since the interest rate sensitivity analysis is now based on a balance sheet projection showing no asset growth, there are fewer interest earning assets that will have the ability to reprice as rates increase. The analysis is based on assuming no loan growth from current balances, as well as no securities or deposit growth. With such an assumption, it is harder to achieve net interest income growth and it would be expected that this income would decline or grow at a very slow rate. For the rates-up 400 basis-point scenario, the net interest income increases slightly, approximately 0.8%, compared to the rates unchanged scenario. The minimally positive impact of significantly higher rates is due to the impact of assets repricing by the full amount of the Federal rate change, which more than offsets the normal liability sensitivity of the Corporation, where a larger amount of liabilities reprice than assets, but they are only repricing by a fraction of the rate change. In the rates-up scenarios, most of the Corporation’s variable rate loans reprice higher by the full amount of the Federal Reserve’s action; whereas management is generally able to limit the amount of core and time deposit increases to a fraction of the rate increase. This in essence allows management the ability to neutralize the impact of higher rates by controlling the large amount of liabilities that are repricing. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly over the next twelve months.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven modified scenarios mentioned under “Changes in Net Interest Income” above. As of June 30, 2012, the Corporation was within guidelines for all scenarios with the rates up exposures showing more volatility compared to the December 31, 2011 measurements. Generally, the rates up scenarios showed between 3% and 9% more exposure than the December 31, 2011 measurements. This indicates that, as rates rise, the Corporation loses net portfolio value, with the value of assets declining at a faster rate than the decrease in the value of deposits. As a result, beginning in the second quarter of 2012, management acted to reduce the securities portfolio duration by purchasing shorter instruments. The securities portfolio duration did decline from the first quarter of 2012 to the second quarter and management expects further declines in 2012. Management has also reviewed the duration and price volatility of all of the Corporation’s securities to identify and target those taxable securities with the most exposure to higher interest rates for possible sale when it is advantageous to do so, based on market conditions. It is anticipated that these actions, along with carrying larger cash levels, will allow the Corporation to show slight reductions in the rates up exposure to net portfolio value in the successive quarters of 2012.

The weakness with the net portfolio value analysis is that it assumes liquidation of the Corporation rather than as a going concern. For that reason, it is considered a secondary measurement of interest rate risk to “Changes in Net Interest Income” discussed above.

Index ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of June 30, 2012, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index ENB FINANCIAL CORP

PART II – OTHER INFORMATION

June 30, 2012

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
66

Index ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Incorporation of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	2011 Employee Stock Purchase Plan	****

10.3	2010 Non-Employee Directors’ Stock Plan	*****

11	Statement re: computation of per share earnings	4
	(Included on page 4 herein)

31.1	Section 302 Chief Executive Officer Certification	70

31.2	Section 302 Principal Financial Officer Certification	71

32.1	Section 1350 Chief Executive Officer Certification	72

32.2	Section 1350 Principal Financial Officer Certification	73

*	Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.

**	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.

***	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2008.

****	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.

*****	Incorporated herein by reference to Exhibit 10 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 4, 2010.

Index ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: August 14, 2012	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
President & CEO

Dated: August 14, 2012	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

68

Index ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form s-8 filed with the SEC on June 28, 2012.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2011 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)
10.3	2010 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 70
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 71
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 72
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 73

