Form 10-Q
period 2012-09-30
ENB Financial Corp
filed 2012-11-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 2, 2012, the registrant had 2,855,235 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

September 30, 2012

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

ENB Financial Corp

Consolidated Balance Sheets (Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)	September 30,	December 31,	September 30,
	2012	2011	2011
	$	$	$
ASSETS
Cash and due from banks	10,198	12,511	10,541
Interest-bearing deposits in other banks	24,754	19,375	24,479

Total cash and cash equivalents	34,952	31,886	35,020

Securities available for sale (at fair value)	304,481	284,011	284,644

Loans held for sale	897	1,926	210

Loans (net of unearned income)	401,644	412,638	408,450

Less: Allowance for loan losses	7,644	8,480	8,253

Net loans	394,000	404,158	400,197

Premises and equipment	21,112	21,366	20,912

Regulatory stock	4,033	4,148	4,102

Bank owned life insurance	19,015	16,552	16,393

Other assets	6,349	7,099	7,351

Total assets	784,839	771,146	768,829

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	149,839	149,510	139,426
Interest-bearing	470,095	456,168	463,995

Total deposits	619,934	605,678	603,421

Long-term debt	70,500	73,000	80,500
Accounts payable for security purchases not yet settled	2,097	6,964	—
Other liabilities	3,394	3,033	3,170

Total liabilities	695,925	688,675	687,091

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,857,475
(Issued 2,869,557 and Outstanding 2,858,831 as of 12-31-11)
(Issued 2,869,557 and Outstanding 2,859,035 as of 9-30-11)	574	574	574
Capital surplus	4,315	4,304	4,317
Retained earnings	77,611	73,632	72,450
Accumulated other comprehensive income, net of tax	6,711	4,221	4,655
Less: Treasury stock shares at cost 12,082 (10,726 shares
as of 12-31-11 and 10,522 shares as of 9-30-11)	(297)	(260)	(258)

Total stockholders' equity	88,914	82,471	81,738

Total liabilities and stockholders' equity	784,839	771,146	768,829

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB Financial Corp

 Consolidated Statements of Income (Unaudited)

Periods Ended September 30, 2012 and 2011

	Three Months		Nine Months
	2012	2011	2012	2011
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)	$	$	$	$
Interest and dividend income:

Interest and fees on loans	5,011	5,386	15,272	16,271
Interest on securities available for sale
Taxable	977	1,603	3,336	4,710
Tax-exempt	924	867	2,711	2,565
Interest on deposits at other banks	24	11	60	29
Dividend income	31	28	86	94

Total interest and dividend income	6,967	7,895	21,465	23,669

Interest expense:
Interest on deposits	1,061	1,270	3,271	4,005
Interest on long-term debt	499	785	1,655	2,338

Total interest expense	1,560	2,055	4,926	6,343

Net interest income	5,407	5,840	16,539	17,326

Provision (credit) for loan losses	(250)	450	(850)	1,350

Net interest income after provision (credit) for loan losses	5,657	5,390	17,389	15,976

Other income:
Trust and investment services income	248	253	816	847
Service fees	393	435	1,259	1,320
Commissions	490	469	1,454	1,376
Gains on securities transactions, net	342	269	1,003	1,346
Impairment losses on securities:
Impairment losses on investment securities	—	(92)	(55)	(171)
Non-credit related (gains) losses on securities not expected
to be sold in other comprehensive income before tax	—	11	(31)	(129)
Net impairment losses on investment securities	—	(81)	(86)	(300)
Gains on sale of mortgages	52	28	183	108
Losses on sale of loans	—	—	—	(263)
Earnings on bank owned life insurance	164	148	762	441
Other income	69	88	265	264

Total other income	1,758	1,609	5,656	5,139

Operating expenses:
Salaries and employee benefits	3,020	2,904	9,326	8,566
Occupancy	420	410	1,261	1,217
Equipment	221	206	657	604
Advertising & marketing	65	74	285	239
Computer software & data processing	418	397	1,216	1,174
Bank shares tax	202	208	618	625
Professional services	262	287	850	974
FDIC insurance	90	88	270	433
Other expense	373	401	1,282	1,133

Total operating expenses	5,071	4,975	15,765	14,965

Income before income taxes	2,344	2,024	7,280	6,150

Provision for federal income taxes	384	293	1,160	870

Net income	1,960	1,731	6,120	5,280

Earnings per share of common stock	0.69	0.61	2.14	1.85

Cash dividends paid per share	0.25	0.24	0.75	0.72

Weighted average shares outstanding	2,854,723	2,858,809	2,855,555	2,857,626

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB Financial Corp

Consolidated Statements of Comprehensive Income  (Unaudited)

Periods Ended September 30, 2012 and 2011

	Three Months		Nine Months
	2012	2011	2012	2011
(DOLLARS IN THOUSANDS)	$	$	$	$

Net income	1,960	1,731	6,120	5,280

Other comprehensive (income) loss, net of tax:
Net change in unrealized (gains) losses:

Other-than-temporarily impaired securities available for sale:

Gains (losses) arising during the quarter	—	(92)	(55)	(171)
Income tax effect	—	31	18	58
	—	(61)	(37)	(113)

Losses recognized in earnings	—	81	86	300
Income tax effect	—	(27)	(29)	(103)
	—	54	57	197
Unrealized holding gains (losses) on other-than-temporarily impaired
securities available for sale, net of tax	—	(7)	20	84

Securities available for sale not other-than-temporarily impaired:

Gains arising during the period	2,568	3,021	4,745	7,602
Income tax effect	(873)	(1,027)	(1,613)	(2,585)
	1,695	1,994	3,132	5,017

Gains recognized in earnings	(342)	(269)	(1,003)	(1,346)
Income tax effect	116	91	341	458
	(226)	(178)	(662)	(888)
Unrealized holding (losses) gains on securities available for sale not
other-than-temporarily impaired, net of tax	1,469	1,816	2,470	4,129

Other comprehensive income	1,469	1,809	2,490	4,213

Comprehensive Income	3,429	3,540	8,610	9,493

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB Financial Corp

Consolidated Statements of Cash Flows (Unaudited)

(DOLLARS IN THOUSANDS)	Nine Months Ended September 30,
	2012	2011
	$	$
Cash flows from operating activities:
Net income	6,120	5,280
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	2,649	1,353
Increase in interest receivable	(205)	(35)
Decrease in interest payable	(175)	(158)
Provision (credit) for loan losses	(850)	1,350
Gains on securities transactions, net	(1,003)	(1,346)
Impairment losses on securities	86	300
Losses on the sale of student loans	—	263
Gains on sale of mortgages	(183)	(108)
Loans originated for sale	(10,212)	(7,277)
Proceeds from sales of loans	11,424	7,946
Earnings on bank-owned life insurance	(762)	(441)
Gains on sale of other real estate owned	(15)	—
Depreciation of premises and equipment and amortization of software	1,001	999
Deferred income tax	598	(212)
Decrease in prepaid federal deposit insurance	236	395
Decrease in accounts payable for securities purchased not yet settled	(4,867)	—
Other assets and other liabilities, net	(485)	(400)
Net cash provided by operating activities	3,357	7,909

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	70,460	41,795
Proceeds from sales	29,624	58,530
Purchases	(118,512)	(119,762)
Purchase of other real estate owned	(112)	—
Proceeds from sale of other real estate owned	132
Purchase of regulatory bank stock	(230)	—
Redemptions of regulatory bank stock	345	578
Purchase of bank-owned life insurance	(2,527)	(61)
Proceeds from bank-owned life insurance	826	—
Proceeds from sale of student loans	—	7,981
Net decrease (increase) in loans	10,729	(1,682)
Purchases of premises and equipment	(582)	(1,226)
Purchase of computer software	(33)	(107)
Net cash used for investing activities	(9,880)	(13,954)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	13,104	15,606
Net increase (decrease) in time deposits	1,152	(7,779)
Proceeds from long-term debt	15,000	10,500
Repayments of long-term debt	(17,500)	(4,500)
Dividends paid	(2,141)	(2,056)
Treasury stock sold	317	334
Treasury stock purchased	(343)	(266)
Net cash provided by financing activities	9,589	11,839
Increase in cash and cash equivalents	3,066	5,794
Cash and cash equivalents at beginning of period	31,886	29,226
Cash and cash equivalents at end of period	34,952	35,020

Supplemental disclosures of cash flow information:
Interest paid	5,100	6,501
Income taxes paid	745	1,065

Supplemental disclosure of non-cash investing and financing activities:
Securities purchased not yet settled	2,097	—
Net transfer of other real estate owned held for sale from loans	278	—
Fair value adjustments for securities available for sale	3,773	6,383

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the third quarter of 2012, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2011.

2.       Securities Available for Sale

The amortized cost and fair value of securities held at September 30, 2012, and December 31, 2011, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2012
U.S. government agencies	36,741	1,935	(60)	38,616
U.S. agency mortgage-backed securities	54,425	1,234	(11)	55,648
U.S. agency collateralized mortgage obligations	47,503	285	(368)	47,420
Private collateralized mortgage obligations	6,352	62	(479)	5,935
Corporate bonds	47,606	1,382	(36)	48,952
Obligations of states and political subdivisions	96,686	6,428	(160)	102,954
Total debt securities	289,313	11,326	(1,114)	299,525
Marketable equity securities	5,000	—	(44)	4,956
Total securities available for sale	294,313	11,326	(1,158)	304,481

December 31, 2011
U.S. government agencies	44,669	1,959	(14)	46,614
U.S. agency mortgage-backed securities	54,264	874	(9)	55,129
U.S. agency collateralized mortgage obligations	55,908	462	(321)	56,049
Private collateralized mortgage obligations	8,251	25	(1,051)	7,225
Corporate bonds	25,579	230	(511)	25,298
Obligations of states and political subdivisions	84,945	4,852	(52)	89,745
Total debt securities	273,616	8,402	(1,958)	280,060
Marketable equity securities	4,000	—	(49)	3,951
Total securities available for sale	277,616	8,402	(2,007)	284,011

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at September 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	36,641	36,979
Due after one year through five years	104,948	107,512
Due after five years through ten years	74,391	76,672
Due after ten years	73,333	78,362
Total debt securities	289,313	299,525

Securities available for sale with a par value of $83,331,000 and $73,049,000 at September 30, 2012, and December 31, 2011, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $89,138,000 at September 30, 2012, and $77,874,000 at December 31, 2011.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	$	$	$	$
Proceeds from sales	6,720	12,542	29,624	58,530
Gross realized gains	351	315	1,080	1,567
Gross realized losses	9	46	77	221

SUMMARY OF GAINS AND LOSSES ON SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	$	$	$	$
Gross realized gains	351	315	1,080	1,567

Gross realized losses	9	46	77	221
Impairment on securities	—	81	86	300
Total gross realized losses	9	127	163	521

Net gains on securities	342	188	917	1,046

The bottom portion of the above table shows the net gains on security transactions, including any impairment taken on securities held by the Corporation. Unlike the sale of a security, impairment is a write-down of the book value of the security which produces a loss and does not provide any proceeds. The net gain or loss from security transactions is also reflected on the Corporation’s Consolidated Statements of Income and Consolidated Statements of Cash Flows.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. As of September 30, 2012, no impairment was needed on any of the Corporation’s securities; however, three private collateralized mortgage obligations (PCMOs) were being held that had experienced prior impairment. Analysis of these three securities as of September 30, 2012, based on the projected future cash flows, including prepayment speeds, delinquencies, foreclosures, and the severity of losses, did not indicate a need to take additional impairment. While there was no security impairment recorded in the second or third quarters of 2012, in the first quarter of 2012, $86,000 of impairment was recorded on two PCMO securities considered to be other than temporarily impaired. Impairment was taken on four PCMO securities in the third quarter of 2011 that amounted to $81,000 and year-to-date impairment on these securities as of September 30, 2011, was $300,000. One of the four PCMOs that experienced impairment in 2011 was sold in May 2012, leaving only three PCMOs that had experienced impairment. Information pertaining to securities with gross unrealized losses at September 30, 2012, and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of September 30, 2012
U.S. government agencies	3,975	(60)	—	—	3,975	(60)
U.S. agency mortgage-backed securities	5,638	(11)	—	—	5,638	(11)
U.S. agency collateralized mortgage obligations	27,612	(270)	5,719	(98)	33,331	(368)
Private collateralized mortgage obligations	—	—	4,844	(479)	4,844	(479)
Corporate bonds	1,971	(28)	992	(8)	2,963	(36)
Obligations of states & political subdivisions	9,817	(131)	2,005	(29)	11,822	(160)

Total debt securities	49,013	(500)	13,560	(614)	62,573	(1,114)

Marketable equity securities	—	—	956	(44)	956	(44)

Total temporarily impaired securities	49,013	(500)	14,516	(658)	63,529	(1,158)

As of December 31, 2011
U.S. government agencies	5,995	(14)	—	—	5,995	(14)
U.S. agency mortgage-backed securities	4,998	(9)	—	—	4,998	(9)
U.S. agency collateralized mortgage obligations	23,631	(321)	—	—	23,631	(321)
Private collateralized mortgage obligations	—	—	4,919	(1,051)	4,919	(1,051)
Corporate bonds	12,392	(497)	491	(14)	12,883	(511)
Obligations of states & political subdivisions	2,767	(17)	2,977	(35)	5,744	(52)

Total debt securities	49,783	(858)	8,387	(1,100)	58,170	(1,958)

Marketable equity securities	—	—	951	(49)	951	(49)

Total temporarily impaired securities	49,783	(858)	9,338	(1,149)	59,121	(2,007)

In the debt security portfolio, there are 47 positions that were considered temporarily impaired at September 30, 2012. Based on analysis conducted as of September 30, 2012, no securities indicated impairment, and therefore, no securities were considered other-than-temporarily impaired.

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

A cumulative total of $1,143,000 of impairment has been recorded on the three impaired PCMO securities currently held, plus the PCMO that was sold in May 2012. Impairment of $340,000 was first recorded in 2009 on two of these securities. Additional impairment was recorded in 2010 for a total of $393,000 on the same two PCMO securities. During 2011, there was an additional $324,000 of impairment recorded on the three PCMO securities, currently identified as other than temporarily impaired, plus the impaired PCMO that was sold in May 2012. In the first quarter of 2012, an additional $86,000 of impairment was recorded on two of the PCMO securities. There was no impairment recorded in the second or third quarters of 2012.

The impairment on the PCMOs is a result of a deterioration of expected cash flows on these securities due to higher projected credit losses than the amount of credit protection carried by these securities. Specifically, the foreclosure and severity rates have been running at levels where expected principal losses are in excess of the remaining credit protection on these instruments. The projected principal losses are based on prepayment speeds that are equal to or slower than the actual last twelve-month prepayment speeds the particular securities have experienced. Every quarter, management evaluates third-party reporting that shows projected principal losses based on various prepayment speed and severity rate scenarios. Based on the assumption that all loans over 60 days delinquent will default and at a severity rate equal to or above that previously experienced, and based on historical and expected prepayment speeds, management determined that it was appropriate to take additional impairment on two PCMOs in the first quarter of 2012, with no impairment necessary in the second or third quarters.

The following tables reflect the amortized cost, market value, and unrealized loss as of September 30, 2012 and 2011, on the PCMO securities held which had impairment taken in each respective year. The values shown are after the Corporation recorded year-to-date impairment charges of $86,000 through September 30, 2012, and $300,000 through September 30, 2011. The $86,000 and $300,000 are deemed to be credit losses and are the amounts that management expects the principal losses will be by the time these securities mature. The remaining $308,000 and $1,031,000 of unrealized losses are deemed to be market value losses that are considered temporary.

SECURITY IMPAIRMENT CHARGES
(DOLLARS IN THOUSANDS)

As of September 30, 2012
	Amortized	Market	Unrealized	Impairment
	Cost	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	3,605	3,297	(308)	(86)

As of September 30, 2011
	Amortized	Market	Unrealized	Impairment
	Cost	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	7,427	6,396	(1,031)	(300)

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held:

CREDIT LOSSES RECOGNIZED IN EARNINGS ON DEBT SECURITIES
(DOLLARS IN THOUSANDS)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	$	$	$	$

Beginning balance	977	951	1,057	732

Credit losses on debt securities for which other-than-
temporary impairment has not been previously recognized	—	—	—	105

Additional credit losses on debt securities for which other-
than-temporary impairment was previously recognized	—	81	86	195

Sale of debt securities with previously recognized impairment		—	(166)	—

Ending balance	977	1,032	977	1,032

Recent market conditions throughout the financial sector have made the evaluation regarding the possible impairment of PCMOs difficult to fully determine given the volatility of their pricing, based not only on interest rate changes, but on collateral uncertainty as well. The Corporation’s mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) holdings are backed by the U.S. government, and therefore, experience significantly less volatility and uncertainty than the PCMO securities. The Corporation has not experienced any impairment on U.S. government MBS or CMO securities and does not expect impairment in the future on these instruments. The Corporation’s PCMO holdings make up a minority of the total MBS, CMO, and PCMO securities held. As of September 30, 2012, on an amortized cost basis, PCMOs accounted for 5.9% of the Corporation’s total MBS, CMO, and PCMO holdings, compared to 7.0% as of December 31, 2011. As of September 30, 2012, four PCMOs were held with one of the four rated AAA by either Moody’s or S&P. The remaining three securities were rated below investment grade. Impairment charges, as detailed above, were taken on two of these securities in the first quarter of 2012, with no impairment taken in the second or third quarters of 2012.

Management conducts impairment analysis on a quarterly basis and currently plans to continue to hold these securities as cash flow analysis performed under severe stress testing does not indicate a need to take further impairment on the bonds that are considered impaired. The unrealized loss position of all of the Corporation’s PCMOs has improved since December 31, 2011. The PCMO net unrealized losses stood at $1.0 million as of December 31, 2011, and improved to a $417,000 net unrealized loss as of September 30, 2012. One of the four PCMOs is carrying an unrealized gain. Management has concluded that, as of September 30, 2012, the unrealized losses outlined in the above table represent temporary declines. Management currently does not intend to sell these securities as a result of unrealized holding losses carried and impairment taken, and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity. While management does not intend to sell these securities related to their impairment, it is standard practice to sell off smaller MBS, CMO, and PCMO instruments once normal principal payments have reduced the size of the security to less than $1 million. This is done to reduce the administrative costs and improve the efficiency of the entire portfolio. One previously impaired PCMO instrument was sold in the second quarter of 2012 with proceeds of $1,051,000 at a minimal loss of $8,000. Management will continue to monitor the remaining PCMO instruments.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

3.        Loans and Allowance for Loan Losses

The following tables present the Corporation’s loan portfolio by category of loans as of September 30, 2012, and December 31, 2011.

LOAN PORTFOLIO

	September 30,	December 31,
	2012	2011
	$	$
Commercial real estate
Commercial mortgages	86,941	95,347
Agriculture mortgages	76,675	73,287
Construction	17,525	18,957
Total commercial real estate	181,141	187,591

Consumer real estate (a)
1-4 family residential mortgages	130,762	133,959
Home equity loans	13,525	14,687
Home equity lines of credit	15,907	15,004
Total consumer real estate	160,194	163,650

Commercial and industrial
Commercial and industrial	25,612	25,913
Tax-free loans	17,774	19,072
Agriculture loans	13,058	12,884
Total commercial and industrial	56,444	57,869

Consumer	3,798	3,590

Gross loans prior to deferred fees	401,577	412,700
Less:
Deferred loan fees (costs), net	(67)	62
Allowance for loan losses	7,644	8,480
Total net loans	394,000	404,158

(a)	Real estate loans serviced for Fannie Mae, which are not included in the Consolidated Balance Sheets, totaled $7,345,000 and $8,904,000 as of September 30, 2012, and December 31, 2011, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of September 30, 2012, and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

COMMERCIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE
(DOLLARS IN THOUSANDS)

September 30, 2012	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	77,946	73,400	13,054	23,198	17,534	12,161	217,293
Special Mention	619	419	—	338	—	88	1,464
Substandard	8,376	2,856	4,471	2,076	240	809	18,828
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	86,941	76,675	17,525	25,612	17,774	13,058	237,585

December 31, 2011	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	76,532	67,235	13,869	21,561	19,072	11,943	210,212
Special Mention	3,872	773	132	1,173	—	65	6,015
Substandard	14,943	5,279	4,956	3,179	—	876	29,233
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	95,347	73,287	18,957	25,913	19,072	12,884	245,460

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and non-accrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of September 30, 2012, and December 31, 2011:

CONSUMER CREDIT EXPOSURE
CREDIT RISK PROFILE BY PAYMENT PERFORMANCE
(DOLLARS IN THOUSANDS)
September 30, 2012	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	130,451	13,384	15,907	3,794	163,536
Non-performing	311	141	—	4	456

Total	130,762	13,525	15,907	3,798	163,992

December 31, 2011	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	133,643	14,541	15,004	3,590	166,778
Non-performing	316	146	—	—	462

Total	133,959	14,687	15,004	3,590	167,240

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of September 30, 2012, and December 31, 2011:

AGING OF LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
September 30, 2012	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	128	225	—	353	86,588	86,941	—
Agriculture mortgages	—	—	—	—	76,675	76,675	—
Construction	—	—	—	—	17,525	17,525	—
Consumer real estate
1-4 family residential mortgages	640	21	172	833	129,929	130,762	172
Home equity loans	132	—	—	132	13,393	13,525	—
Home equity lines of credit	17	—	—	17	15,890	15,907	—
Commercial and industrial
Commercial and industrial	32	—	—	32	25,580	25,612	—
Tax-free loans	—	—	—	—	17,774	17,774	—
Agriculture loans	—	—	—	—	13,058	13,058	—
Consumer	5	—	2	7	3,791	3,798	—
Total	954	246	174	1,374	400,203	401,577	172

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2011	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	390	—	—	390	94,957	95,347	—
Agriculture mortgages	—	—	—	—	73,287	73,287	—
Construction	132	—	—	132	18,825	18,957	—
Consumer real estate
1-4 family residential mortgages	1,684	140	107	1,931	132,028	133,959	107
Home equity loans	79	101	—	180	14,507	14,687	—
Home equity lines of credit	—	15	—	15	14,989	15,004	—
Commercial and industrial
Commercial and industrial	49	—	101	150	25,763	25,913	—
Tax-free loans	—	—	—	—	19,072	19,072	—
Agriculture loans	—	—	—	—	12,884	12,884	—
Consumer	18	5	—	23	3,567	3,590	—
Total	2,352	261	208	2,821	409,879	412,700	107

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2012, and December 31, 2011:

NONACCRUAL LOANS BY LOAN CLASS
(DOLLARS IN THOUSANDS)
	September 30,	December 31,
	2012	2011
	$	$

Commercial real estate
Commercial mortgages	963	1,265
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	184	209
Home equity loans	141	146
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	54	242
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	4	—
Total	1,346	1,862

As of September 30, 2012, and December 31, 2011, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three and nine months ended September 30, 2012, and September 30, 2011, is as follows:

IMPAIRED LOANS
(DOLLARS IN THOUSANDS)
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	$	$	$	$
Impaired loans:
Average recorded balance of impaired loans	3,074	3,645	3,286	4,075
Interest income recognized on impaired loans	50	29	106	92

Interest income on impaired loans would have increased by approximately $4,000 and $65,000 for the three and nine months ended September 30, 2012, and $35,000 and $114,000 for the three and nine months ended September 30, 2011, had these loans performed in accordance with their original terms.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of September 30, 2012, and December 31, 2011:

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	304	304	—	416	—
Agriculture mortgages	1,640	1,640	—	1,646	83
Construction	—	—	—	—	—
Total commercial real estate	1,944	1,944	—	2,062	83

Commercial and industrial
Commercial and industrial	54	95	—	155	20
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	54	95	—	155	20

Total with no related allowance	1,998	2,039	—	2,217	103

With an allowance recorded:
Commercial real estate
Commercial mortgages	983	1,080	162	1,069	3
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	983	1,080	162	1,069	3

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	983	1,080	162	1,069	3

Total by loan class:
Commercial real estate
Commercial mortgages	1,287	1,384	162	1,485	3
Agriculture mortgages	1,640	1,640	—	1,646	83
Construction	—	—	—	—	—
Total commercial real estate	2,927	3,024	162	3,131	86

Commercial and industrial
Commercial and industrial	54	95	—	155	20
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	54	95	—	155	20

Total	2,981	3,119	162	3,286	106

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	473	473	—	641	—
Agriculture mortgages	1,658	1,658	—	1,667	119
Construction	—	67	—	44	—
Total commercial real estate	2,131	2,198	—	2,352	119

Commercial and industrial
Commercial and industrial	137	137	—	226	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	137	137	—	226	—

Total with no related allowance	2,268	2,335	—	2,578	119

With an allowance recorded:
Commercial real estate
Commercial mortgages	1,147	1,244	140	1,245	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	1,147	1,244	140	1,245	—

Commercial and industrial
Commercial and industrial	105	105	61	71	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	105	105	61	71	—

Total with a related allowance	1,252	1,349	201	1,316	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,620	1,717	140	1,886	—
Agriculture mortgages	1,658	1,658	—	1,667	119
Construction	—	67	—	44	—
Total commercial real estate	3,278	3,442	140	3,597	119

Commercial and industrial
Commercial and industrial	242	242	61	297	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	242	242	61	297	—

Total	3,520	3,684	201	3,894	119

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables detail activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012, and September 30, 2011:

ALLOWANCE FOR CREDIT LOSSES
(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2011	3,441	1,424	2,825	61	729	8,480

Charge-offs	—	—	42	5	—	47
Recoveries	—	—	20	5	—	25
Provision	(371)	(103)	214	(6)	16	(250	)(1)

Balance - March 31, 2012	3,070	1,321	3,017	55	745	8,208

Charge-offs	—	—	5	2	—	7
Recoveries	—	—	23	3	—	26
Provision	41	96	(434)	4	(57)	(350	)(1)

Balance - June 30, 2012	3,111	1,417	2,601	60	688	7,877

Charge-offs	—	—	—	2	—	2
Recoveries	15	—	3	1	—	19
Provision	296	(14)	(457)	(5)	(70)	(250	)(1)

Ending Balance - September 30, 2012	3,422	1,403	2,147	54	618	7,644

(1)	The Corporation recognized a $250,000 credit provision in the first quarter of 2012, a $350,000 credit provision in the second quarter of 2012, and a $250,000 credit provision in the third quarter of 2012, as a result of lower levels of non-performing and delinquent loans, minimum charge-offs, and a decline in loan balances.

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2010	2,605	1,254	2,816	75	382	7,132

Charge-offs	97	13	30	9	—	149
Recoveries	—	2	145	3	—	150
Provision	527	39	(165)	—	49	450

Balance - March 31, 2011	3,035	1,282	2,766	69	431	7,583

Charge-offs	—	1	285	1	—	287
Recoveries	—	(2)	55	2	—	55
Provision	167	(7)	396	(11)	(95)	450

Balance - June 30, 2011	3,202	1,272	2,932	59	336	7,801

Charge-offs	—	(1)	—	15	—	14
Recoveries	—	2	15	(1)	—	16
Provision	8	93	(37)	17	369	450

Ending Balance - September 30, 2011	3,210	1,368	2,910	60	705	8,253

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present, by portfolio segment, the recorded investment in loans at September 30, 2012, and December 31, 2011.

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
September 30, 2012

Allowance for credit losses:
Ending balance	3,422	1,403	2,147	54	618	7,644
Ending balance: individually
evaluated for impairment	162	—	—	—	—	162
Ending balance: collectively
evaluated for impairment	3,260	1,403	2,147	54	618	7,482
Ending balance: loans acquired
with deteriorated credit quality	—	—	—	—	—	—

Loans receivable:
Ending balance	181,141	160,194	56,444	3,798		401,577
Ending balance: individually
evaluated for impairment	2,931	—	54	—		2,985
Ending balance: collectively
evaluated for impairment	178,210	160,194	56,390	3,798		398,592
Ending balance: loans acquired
with deteriorated credit quality	—	—	—	—		—

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
December 31, 2011

Allowance for credit losses:
Ending balance	3,441	1,424	2,825	61	729	8,480
Ending balance: individually
evaluated for impairment	140	—	61	—	—	201
Ending balance: collectively
evaluated for impairment	3,301	1,424	2,764	61	729	8,279
Ending balance: loans acquired
with deteriorated credit quality	—	—	—	—	—	—

Loans receivable:
Ending balance	187,591	163,650	57,869	3,590		412,700
Ending balance: individually
evaluated for impairment	3,278	—	242	—		3,520
Ending balance: collectively
evaluated for impairment	184,313	163,650	57,627	3,590		409,180
Ending balance: loans acquired
with deteriorated credit quality	—	—	—	—		—

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

During the first nine months of 2012, there was no loan modification made that would cause a loan to be considered a troubled debt restructuring (TDR). Three loans that were previously considered TDRs in 2011 due to principal deferments, continue to pay based on contractual terms without delinquency. These loans were no longer considered TDRs in 2012, since they resumed normal principal and interest payments without delinquency and the interest rate was considered a market interest rate. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender. In the case of these three previous TDRs, the concession was in the form of a principal deferment.

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of September 30, 2012, and December 31, 2011, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

(DOLLARS IN THOUSANDS)
	September 30, 2012

	Level I	Level II	Level III	Total

U.S. government agencies	$—	$38,616	$—	$38,616
U.S. agency mortgage-backed securities	—	55,648	—	55,648
U.S. agency collateralized mortgage obligations	—	47,420	—	47,420
Private collateralized mortgage obligations	—	5,935	—	5,935
Corporate bonds	—	48,952	—	48,952
Obligations of states & political subdivisions	—	102,954	—	102,954
Marketable equity securities	4,956	—	—	4,956

Total securities	$4,956	$299,525	$—	$304,481

On September 30, 2012, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of September 30, 2012, the CRA fund investments had a $5,000,000 book value with a fair market value of $4,956,000.

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

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no level III securities as of September 30, 2012 or December 31, 2011.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2012, and December 31, 2011, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	September 30, 2012
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$2,823	$2,823
OREO	—	—	264	264
Total	$—	$—	$3,087	$3,087

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$3,319	$3,319
OREO	—	—	—	—
Total	$—	$—	$3,319	$3,319

	September 30, 2011
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$3,409	$3,409
OREO	—	—	400	400
Total	$—	$—	$3,809	$3,809

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The Corporation had a total of $2,985,000 of impaired loans as of September 30, 2012, with $162,000 of specifically allocated allowance against these loans. The Corporation had a total of $3,520,000 of impaired loans as of December 31, 2011, with $201,000 of specifically allocated allowance against these loans. This compares to a total of $3,584,000 of impaired loans as of September 30, 2011, with $175,000 of specifically allocated allowance against these loans. Impaired loans are valued based on a discounted present value of expected future cash flows.

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. The Corporation’s OREO balance consists of one residential property that was classified as OREO in the third quarter of 2012. Management has estimated the current value of the OREO property at $264,000 utilizing level III pricing. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS
(DOLLARS IN THOUSANDS)
	Fair Value	Valuation	Unobservable	Range
September 30, 2012:	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,823	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
expenses (2)

OREO	264	Appraisal of	Liquidation	-2% to -10% (-6%)
		collateral (1),(3)	expenses (2)

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Corporation's financial instruments at September 30, 2012, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

	September 30, 2012
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	34,952	34,952	34,952	—	—
Securities available for sale	304,481	304,481	4,956	299,525	—
Regulatory stock	4,033	4,033	4,033
Loans held for sale	897	897	—	897	—
Loans, net of allowance	394,000	404,707	—	—	404,707
Accrued interest receivable	3,362	3,362	3,362	—	—
Bank owned life insurance	19,015	19,015	19,015	—	—
Mortgage servicing assets	19	19	—	—	19

Financial Liabilities:
Demand deposits	149,839	149,839	149,839	—	—
Interest-bearing demand deposits	7,385	7,385	7,385	—	—
NOW accounts	61,107	61,107	61,107	—	—
Savings accounts	109,618	109,618	109,618	—	—
Money market deposit accounts	53,159	53,159	53,159	—	—
Time deposits	238,826	244,036	—	—	244,036
Total deposits	619,934	625,144	381,108	—	244,036

Long-term borrowings	70,500	74,375	—	—	74,375

Accrued interest payable	830	830	830	—	—

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The carrying amounts and estimated fair values of the Corporation’s financial instruments at December 31, 2011, and September 30, 2011, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(DOLLARS IN THOUSANDS)

	December 31,		September 30,
	2011		2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	$	$	$	$
Financial Assets:
Cash and cash equivalents	31,886	31,886	35,020	35,020
Securities available for sale	284,011	284,011	284,644	284,644
Regulatory stock	4,148	4,148	4,102	4,102
Loans held for sale	1,926	1,926	210	210
Loans, net of allowance	404,158	412,796	400,197	417,286
Accrued interest receivable	3,157	3,157	3,079	3,079
Bank owned life insurance	16,552	16,552	16,393	16,393
Mortgage servicing assets	26	26	27	27

Financial Liabilities:
Demand deposits	149,510	149,510	139,426	139,426
NOW accounts	61,246	61,246	62,608	62,608
Savings accounts	100,377	100,377	98,673	98,673
Money market deposit accounts	56,872	56,872	58,385	58,385
Time deposits	237,673	242,536	244,329	247,926
Total deposits	605,678	610,541	603,421	607,018

Long-term borrowings	73,000	77,180	80,500	84,983

Accrued interest payable	1,005	1,005	1,110	1,110

6.       Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of September 30, 2012, firm loan commitments were $9.3 million, unused lines of credit were $102.2 million, and open letters of credit were $8.0 million. The total of these commitments was $119.5 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

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

Readers should be aware if any of the above factors change significantly, the statements regarding future performance could also change materially. The safe harbor provision provides that the Corporation is not required to publicly update or revise forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should review any changes in risk factors in documents filed by the Corporation periodically with the Securities and Exchange Commission, including Item 1A of Part II of this Quarterly Report on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K.

Results of Operations

Overview

The Corporation recorded net income of $1,960,000 and $6,120,000 for the three and nine-month periods ended September 30, 2012, a 13.2% and 15.9% increase, over the $1,731,000 and $5,280,000 earned during the same periods in 2011. Earnings per share, basic and diluted, were $0.69 and $2.14 for the three and nine months ended September 30, 2012, compared to $0.61 and $1.85 for the same periods in 2011.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s net interest income for the three and nine months ended September 30, 2012, decreased from the same periods in 2011. Net interest income was $5,407,000 for the third quarter of 2012, compared to $5,840,000 for the same quarter of 2011, a 7.4% decrease. Year-to-date net interest income was $16,539,000 as of September 30, 2012, a 4.5% decrease, from the $17,326,000 earned in the first nine months of 2011. The Corporation’s net interest margin was 3.31% for the third quarter of 2012, compared to 3.59% for the third quarter of 2011. The Corporation’s year-to-date net interest margin was 3.39% through September 30, 2012, as compared to 3.59% for the same period in 2011.

The Corporation recorded a credit provision for loan losses of $250,000 for the third quarter of 2012, and $850,000 for the year-to-date period compared to an expense of $450,000 and $1,350,000 for the respective periods in 2011. Improvements in asset quality, as evidenced by lower levels of non-performing and delinquent loans, minimal charge-offs, and a decline in outstanding loan balances, allowed the Corporation to reverse a portion of the allowance for loan losses into earnings in 2012 while still maintaining strong coverage ratios. Previously, in 2010 and 2011, the provision expense was at an increased level to provide for high levels of classified loans. When classified loans first began to decline in late 2011, the provision for loan losses was initially reduced. With further declines in classified assets, along with low levels of non-performing and delinquent loans, and an overall decrease in outstanding loan balances, the first, second, and third quarter 2012 allowance for loan losses calculation supported a decrease in this balance. With the reductions in 2012, the allowance for loan losses as a percentage of total loans was 1.90% as of September 30, 2012, compared to 2.02% as of September 30, 2011. More detail is provided in the Provision for Loan Losses section that follows and the Allowance for Loan Losses section under Financial Condition.

Other income, excluding the gain or loss on the sale of securities and impairment losses on securities, decreased 0.4%, or $5,000, for the third quarter of 2012, compared to 2011. For the first nine months of 2012, other income, excluding the gain or loss on the sale of securities and impairment losses on securities, increased 15.8%, or $646,000, compared to the same period in 2011. Meanwhile, operational costs for the three months ended September 30, 2012, compared to the same period in 2011, increased at a pace of 1.9%, or $96,000. For the first nine months of 2012, total operational costs increased by 5.3%, or $800,000, over the same period in 2011.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE increased for the three-month and nine-month periods ended September 30, 2012, compared to the same periods in the prior year due to the increase in the Corporation’s income.

Key Ratios	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Return on Average Assets	1.00%	0.90%	1.06%	0.94%
Return on Average Equity	8.93%	8.69%	9.60%	9.23%

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income. The amount of FTE adjustment totaled $549,000 and $1,619,000 for the three and nine months ended September 30, 2012, respectively, compared to $528,000 and $1,570,000 for the same periods in 2011.

The amount of the tax adjustment varies depending on the amount of income earned on tax-free assets. The Corporation had been in an alternative minimum tax (AMT) position for years 2006 through 2009. As a result, tax–free loans and securities did not offer the full tax advantage they did when the Corporation was not subject to AMT. During 2008 and early 2009, management was actively reducing the tax-free municipal bond portfolio in an effort to reduce the Corporation’s AMT position, which acted to reduce the tax-equivalent adjustments. However, because of legislation that followed the credit crisis in the fall of 2008, financial institutions were permitted to treat 2009 and 2010 newly issued tax-free municipal bonds as AMT-exempt for the life of the bond. Additionally, financial institutions were still able to purchase AMT-exempt for life municipal bonds in 2011 and 2012, if they were first issued during 2009 and 2010. As a result, management resumed normal purchasing of municipal bonds, but only purchased AMT-exempt municipal bonds. This action began to increase the size of the tax-free municipal bond portfolio, which resulted in a higher tax-equivalent adjustment in 2011 and 2012. The tax-equivalent adjustment is expected to remain stable throughout the remainder of 2012.

NET INTEREST INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	$	$	$	$
Total interest income	6,967	7,895	21,465	23,669
Total interest expense	1,560	2,055	4,926	6,343

Net interest income	5,407	5,840	16,539	17,326
Tax equivalent adjustment	549	528	1,619	1,570

Net interest income (fully taxable equivalent)	5,956	6,368	18,158	18,896

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

On December 16, 2008, the Federal Reserve Bank last cut the Federal funds rate from 1.00% to a target rate of 0.00% to 0.25%. The Federal funds rate has effectively remained at 0.25% ever since and is the rate at the time of this filing, nearly four years later. The Federal funds rate is the overnight rate financial institutions charge other financial institutions to borrow or invest overnight funds. The historically low Federal funds rate, along with historically low U.S. Treasury and other market rates, has allowed the Corporation to reduce interest rates paid on deposit products and has reduced the cost of all types of borrowings, allowing management to reduce the cost of funds and reduce the Corporation’s interest expense. The Prime rate declined in tandem with the Federal funds rate over the same period mentioned above, reducing the loan rates for Prime-based loans. Market interest rates have remained very low from a historical perspective since the last Fed action in late 2008; however, mid-term and longer-term yields such as the 5-year and 10-year U.S. Treasuries have varied with a relatively wide range. For example, the 10-year U.S. Treasury yield stood at 2.47% on December 16, 2008, the date of the last Fed action, but traded with yields as high as 4.01% in April 2010 and was back down to 1.65% as of September 30, 2012. Despite the wide range, market rates have been at historically low levels for a long period and the predominant trend from the end of 2008 to present has been declining U.S. Treasury yields. At the time of this report, U.S. Treasury yields were at historically low levels, never before experienced, even during the Great Depression. The prolonged low rate period has resulted in lower fixed rates on loans and securities, which management purchases with excess liquidity. The historically low interest rates have generally had offsetting positive and negative impacts to the Corporation’s NII, but more recently, the decline in asset yields has exceeded the reductions to the funding costs, resulting in a lower margin. This trend was not evident until the end of 2011.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The decrease in the Prime rate, and a prolonged period with a Prime rate of 3.25%, has reduced the yield on the Corporation’s Prime-based loans, having a direct negative impact on the interest income for the Corporation. The Corporation’s fixed-rate loans do not reprice as rates change; however, with the historic decline in interest rates, more customers have moved into Prime-based loans or have refinanced into lower fixed-rate loans. Management instituted floors on consumer Prime-based loans at the end of 2008 and phased in floors on business and commercial Prime-based loans in 2009 and 2010 and revised pricing standards to help minimize the reduction of loan yield during this historically low-rate period.

Even though the Federal funds rate remains at a historic low of 0.25%, the Treasury yield curve has retained some slope to allow banks the ability to invest or lend at longer terms with slightly higher yields. Mid-term and longer-term Treasury yields have been decreasing since the end of 2011. As of September 30, 2012, the yield curve only offered about 142 basis points of slope between the 2-year and 10-year Treasury, down from approximately 165 basis points as of December 31, 2011. Since deposits and borrowings generally price off short-term rates, the extremely low cost of short-term funds permitted management to continue to reduce the overall cost of funds during the third quarter of 2012. Management continued to reprice time deposits and borrowings to lower levels. Meanwhile, management continued to invest in securities and originate loans at longer terms, where the U.S. Treasury curve and market rates are slightly higher, but down from levels experienced in 2011.

Management anticipates that interest rates will remain near these historically low levels for the remainder of 2012 and well into 2013 because of the current economic conditions. Continued economic concerns include unemployment rates, weaker retail sales, low gross national product projections, the European Union debt crisis, and the U.S. government’s “fiscal cliff”. The lack of any material improvement in our rapidly growing national debt would only put more pressure on mid-term and long-term interest rates to increase, while the weak economy and relatively high levels of unemployment and low levels of inflation have kept the Federal Reserve from increasing overnight interest rates. These concerns will likely weigh on the market and result in the U.S. Treasury curve retaining a positive slope for the remainder of 2012, and into 2013. Depending on how the U.S. deficit issue is addressed, the yield curve could gain additional slope in 2013 if mid-term and long-term rates were to increase. The current slope, while not large by historical standards, still allows management to continue to price the vast majority of liabilities off lower short-term rates, while pricing loans and investing in longer securities, which are based off the five-year and ten-year U.S. Treasury rates that are moderately higher.

The Corporation’s margin was 3.31% for the third quarter of 2012, a 28 basis-point decrease from the 3.59% for the third quarter of 2011. For the year-to-date period, the Corporation’s margin was 3.39%, a 20 basis-point decline from the 3.59% for the nine months ended September 30, 2011. Although it has become challenging to prevent margin declines, the Corporation has done well in consistently reducing its cost of funds in order to maintain a sufficient margin. Management believes this will get progressively more difficult if interest rates remain at these levels well out into 2013 as cost of funds savings will slow and the decline in asset yields will continue.

For the third quarter of 2012, the Corporation’s NII on an FTE basis decreased by $412,000, or 6.5%, compared to the same period in 2011. For the nine months ended September 30, 2012, the Corporation’s NII on an FTE basis decreased by $738,000, or 3.9%, compared to the nine months ended September 30, 2011. As shown on the tables that follow, interest income, on an FTE basis for the quarter ending September 30, 2012, decreased by $907,000, or 10.8%, and interest expense decreased by $495,000, or 24.1%, compared to the same period in 2011. For the first nine months of 2012, interest income and interest expense on an FTE basis decreased by $2,155,000, or 8.5%, and $1,417,000, or 22.3%, respectively, compared to the first nine months of 2011.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The following tables show a more detailed analysis of net interest income on an FTE basis with all the major elements of the Corporation’s consolidated balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities. Additionally, the analysis provides the net interest spread and the net yield on interest earning assets. The net interest spread is the difference between the yield on interest earning assets and the rate paid on interest bearing liabilities. A deficiency of the net interest spread is that it does not give credit for the non-interest bearing funds and capital used to fund a portion of the total interest earning assets. For this reason, management emphasizes the net yield on interest earning assets, also referred to as the net interest margin (NIM). The NIM is calculated by dividing net interest income on an FTE basis into total average interest earning assets. NIM is generally the benchmark used by analysts to measure how efficiently a bank generates net interest income. For example, a financial institution with a NIM of 3.50% would be able to use fewer interest-earning assets and still achieve the same level of net interest income as a financial institution with a NIM of 3.25%.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended September 30,
	2012			2011
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	22,208	24	0.42	18,319	11	0.23

Securities available for sale:
Taxable	198,287	1,005	2.03	197,070	1,628	3.30
Tax-exempt	92,348	1,380	5.98	80,104	1,292	6.45
Total securities (d)	290,635	2,385	3.29	277,174	2,920	4.21

Loans (a)	402,523	5,104	5.06	410,937	5,490	5.33

Regulatory stock	4,077	3	0.34	4,145	2	0.23

Total interest earning assets	719,443	7,516	4.18	710,575	8,423	4.73

Non-interest earning assets (d)	58,033			52,188

Total assets	777,476			762,763

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	121,162	68	0.22	122,066	98	0.32
Savings deposits	110,416	30	0.11	99,097	26	0.10
Time deposits	237,583	963	1.61	240,550	1,146	1.89
Borrowed funds	70,972	499	2.80	81,967	785	3.80
Total interest bearing liabilities	540,133	1,560	1.15	543,680	2,055	1.50

Non-interest bearing liabilities:

Demand deposits	146,335			136,466
Other	3,722			3,550

Total liabilities	690,190			683,696

Stockholders' equity	87,286			79,067

Total liabilities & stockholders' equity	777,476			762,763

Net interest income (FTE)		5,956			6,368

Net interest spread (b)			3.03			3.23
Effect of non-interest
bearing funds			0.28			0.36
Net yield on interest earning assets (c)			3.31			3.59

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan fees and costs of $42,000 as of September 30, 2012, and ($90,000) as of September 30, 2011.  Such fees and costs recognized through income and included in the interest amounts totaled ($4,000) in 2012, and $4,000 in 2011.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2012			2011
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	20,100	60	0.40	17,884	29	0.22

Securities available for sale:
Taxable	194,317	3,412	2.34	184,493	4,797	3.47
Tax-exempt	88,067	4,049	6.13	79,441	3,818	6.41
Total securities (d)	282,384	7,461	3.52	263,934	8,615	4.35

Loans (a)	407,461	15,552	5.09	415,662	16,588	5.33

Regulatory stock	4,216	11	0.34	4,345	7	0.23

Total interest earning assets	714,161	23,084	4.31	701,825	25,239	4.80

Non-interest earning assets (d)	57,022			50,660

Total assets	771,183			752,485

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	119,363	216	0.24	118,654	292	0.34
Savings deposits	107,729	86	0.11	97,925	76	0.10
Time deposits	236,868	2,969	1.67	241,049	3,637	2.02
Borrowed funds	74,619	1,655	2.96	80,906	2,338	3.86
Total interest bearing liabilities	538,579	4,926	1.22	538,534	6,343	1.58

Non-interest bearing liabilities:

Demand deposits	143,964			133,795
Other	3,483			3,673

Total liabilities	686,026			676,002

Stockholders' equity	85,157			76,483

Total liabilities & stockholders' equity	771,183			752,485

Net interest income (FTE)		18,158			18,896

Net interest spread (b)			3.09			3.22
Effect of non-interest
bearing funds			0.30			0.37
Net yield on interest earning assets (c)			3.39			3.59

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan fees and costs of ($4,000) as of September 30, 2012, and ($116,000) as of September 30, 2011.  Such fees and costs recognized through income and included in the interest amounts totaled ($1,000) in 2012, and $7,000 in 2011.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Earnings and yields on loans have been negatively impacted by the very low Prime rate of 3.25% and the increased volume in Prime-based loans. Previously in 2011, management was able to price the majority of new Prime-based loans with a Prime floor of 4.00%, which acted to limit the loss in yield as customers converted to variable rate Prime- based pricing. However, as the competitive forces continued to intensify and treasury rates further declined, management had to revert to pricing most commercial customers at the Prime rate later in 2011. The Prime rate is materially below typical fixed-rate business and commercial loans, which generally range between 4.00% and 6.50%, depending on term and credit risk. Management was able to price customers with higher levels of credit risk at Prime plus pricing but these rates were still generally below the fixed rate loan-pricing levels. While Prime-based loans will aid the Corporation when interest rates rise, any increase in Prime-based loans will generally cause the Corporation’s average loan yield to decrease. There are times when sufficient growth in the loan portfolio can make up for decreases in yield and provide a higher overall interest income on loans. However, with the Prime rate at extremely low levels, even with Prime-plus loans being originated, the net impact is generally a reduction of loan yield. This occurs as more variable rate loan growth is occurring than fixed rate loan growth. Additionally, many consumers and businesses are taking the opportunity presented by the historically low Prime rate to borrow additional amounts on existing lines of credit not fully utilized. Nearly all of the Prime or Prime-plus rates on the Corporation’s business and commercial lines of credit are below the business and commercial fixed rates. Growth in this type of loan does not provide the amount of income generated on fixed rate loans.

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

Earnings and yields on the Corporation’s securities have also been negatively impacted by the historically low interest rates. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. The U.S. Treasury rates have remained at historically low levels since the Federal funds rate was reduced to 0.25% in December 2008. As the low-rate period continues to extend, larger amounts of securities are maturing forcing the proceeds to be reinvested into lower-yielding instruments. The Corporation’s taxable securities experienced a 127 basis-point reduction in yield for the three months ended September 30, 2012, and a 113 basis-point reduction for the nine months ended September 30, 2012, compared to the same periods in 2011, due to reinvesting into lower-yielding instruments. Tax-exempt security yields decreased by 47 basis points for the three months ended September 30, 2012, and by 28 basis points for the nine months ended September 30, 2012, compared to the same periods in 2011.

The average balance of the Corporation’s interest bearing liabilities declined during 2011 only as a result of a significant decline in time deposits. The other areas of NOW, MMDA, and savings grew but not sufficiently enough to compensate for the decline in time deposits. The average balance of interest bearing liabilities remained steady through the first nine months of 2012, however with lower interest rates, total interest expense declined significantly. Interest expense on deposits declined by $209,000 for the three months ended September 30, 2012, and $734,000 for the nine months ended September 30, 2012, compared to the same periods in 2011. Demand and savings deposits reprice in entirety whenever the offering rates are changed. This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels. Due to the size of rate decreases relative to the initial interest rate, the percentage decreases in the actual interest rates are very high. The annualized rate on interest bearing demand accounts decreased by 31.3%, and 29.4%, for the three and nine-month periods ended September 30, 2012, compared to the prior year’s periods. Importantly, while the percentage of rate decreases is large, the scope of further reductions in dollar amount of interest expense is very limited since rates cannot feasibly be reduced much lower. For the first nine months of 2012, the average balances of interest bearing demand deposits increased by $0.7 million, or 0.6%, over the same period in 2011, while the average balance of savings accounts increased by $9.8 million, or 10.0%, over the same period in 2011. This increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2012 compared to 2011.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During 2011 and through the third quarter of 2012, time deposit balances decreased. The decrease can be attributed to the lowest rates paid historically on time deposits, which has caused the differential between time deposit rates and interest rates on non-maturing deposits to be minimal. As a result, customers have elected to keep more of their funds in non-maturity deposits and fewer in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a lower cost and more balanced deposit funding position. The Corporation was able to reduce interest expense on time deposits by $183,000 for the third quarter of 2012, and $668,000 for the year-to-date period compared to the same periods in 2011. Average balances decreased by $3.0 million for the three months ended September 30, 2012, and $4.2 million for the nine months ended September 30, 2012, compared to the same periods in 2011. The annualized rate paid on time deposits decreased by 28 basis points when comparing the three-month periods in both years and 35 basis points when comparing the nine-month periods in both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. In 2012, the Corporation took advantage of some competitively priced short-term advances in addition to the normal portfolio of long-term borrowings. No short-term advances were utilized in 2011. The short-term borrowings at September 30, 2012, only accounted for $1.4 million of the year-to-date average borrowings balance. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. The Corporation decreased average total borrowings by $11.0 million in the third quarter of 2012 compared to the same quarter in 2011, and interest expense was $286,000 lower for the same time period as a result. The year-to-date period shows a decrease in average borrowings of $6.3 million with a corresponding decrease in interest expense of $683,000 compared to the year-to-date period in 2011.

The NIM was 3.31% for the third quarter of 2012, and 3.39% for the nine months ended September 30, 2012, compared to 3.59% for both the three-month and nine-month periods in 2011. For the three-month period ended September 30, 2012, the net interest spread decreased twenty basis points to 3.03%, from 3.23% for the same period in 2011. For the nine-month period ended September 30, 2012, the net interest spread decreased thirteen basis points to 3.09%, from 3.22% for the same period in 2011. The effect of non-interest bearing funds dropped eight basis points for the three-month period and seven basis points for the nine-month period compared to the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities. For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio. The Corporation had a credit provision of $250,000 for the quarter ended September 30, 2012, and a credit provision of $850,000 for the nine months ended September 30, 2012, compared to a provision expense of $450,000 and $1,350,000, respectively, for the same periods in 2011. The analysis of the loan loss allowance takes into consideration, among other things, the following factors:

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

Coupled with the prolonged period of economic decline, specifically the weaker housing market and ongoing credit concerns, the Corporation had experienced a general increase in loan delinquencies since the beginning of 2009 through 2010. However, in 2011 and through the third quarter of 2012, delinquencies declined from a January 31, 2011 high of 1.45% of total loans to 0.68% of total loans as of September 30, 2012. The reduction in loan delinquencies was affected by the 2011 payoff of approximately $1.5 million related to a commercial borrower who had several loans on nonaccrual status. The Corporation’s classified loans, which include those loans rated substandard, doubtful and loss, are down significantly from the high in December 2011. Classified loans were $33.3 million as of September 30, 2011, $33.4 million as of December 31, 2011, and $23.8 million as of September 30, 2012, net of specific allocations of $175,000, $201,000, and $162,000, respectively. Total delinquencies, as a percentage of total loans, stood at 0.92% as of September 30, 2011, 1.11% as of December 31, 2011, and 0.68% as of September 30, 2012.

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

Improvements in asset quality, as evidenced by lower levels of non-performing and delinquent loans, minimal charge-offs, along with declines in total loans outstanding, allowed the Corporation to reverse a portion of the allowance for loan losses into earnings in 2012 while still maintaining strong coverage ratios. Previously, in 2010 and 2011, the provision expense was at an increased level to provide for high levels of classified loans. When classified loans first began to decline in late 2011, the provision for loan losses was initially reduced. With further declines in classified assets, along with low levels of non-performing and delinquent loans, the first, second, and third quarter of 2012 allowance for loan losses calculation supported decreases in this balance. Adding to these favorable trends, the charge-offs for the nine months ended September 30, 2012, were $56,000 compared to $450,000 of charge-offs for the same period in 2011. The culmination of all of these factors supported reducing the allowance for loan losses.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Several higher qualitative adjustments were made in the third quarter of 2012, with the majority related to changes in the agriculture loan portfolio. In the third quarter of 2012 the agricultural portfolio was broken out into dairy and non-dairy. This resulted in modifications to five of the qualitative factors under dairy and non-dairy as the factors were re-analyzed based on these more specific categories. The net impact of all of these changes was a slightly higher composite total for all of the qualitative factors. The new dairy-only sector had higher qualitative factors than the non-dairy agricultural sector due to higher known and perceived risks to the dairy industry. Other than the agricultural qualitative factor changes, the only other qualitative adjustments made were in regard to business loans and business mortgages where a slight increase in the factor occurred to consider minor changes in lending procedures. The other sectors that did not experience any change in qualitative factors were residential real estate, home equity loans, personal loans, and credit lines.

The net of all qualitative factor changes over the past several years has resulted in higher required allowance for loan losses, assuming all other factors remained constant. The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses, based on the current environment. Despite the general trend of higher qualitative factors, there are other significant considerations in the allowance calculations that supported a reduction in the allowance. The impact of lower levels of delinquencies, non-performing and classified loans, as well as a declining outstanding loan portfolio has more than offset the trend of higher qualitative factors in terms of arriving at lower levels of allowance.

Management monitors the allowance as a percentage of total loans and has increased this percentage over time. Because of the credit provision recorded for the first nine months of 2012, this percentage has decreased slightly since December 31, 2011, but still remains very high compared to historical percentages. As of September 30, 2012, the allowance as a percentage of total loans was 1.90%, down from 2.06% at December 31, 2011, and 2.02% at September 30, 2011. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Management continues to evaluate the allowance for loan losses in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the allowance for loan losses is adequate to provide for future loan losses based on the current portfolio and the current economic environment. For further discussion of the calculation, see the Allowance for Loan Losses section under Financial Condition.

Other Income

Other income for the third quarter of 2012 was $1,758,000, an increase of $149,000, or 9.3%, compared to the $1,609,000 earned during the third quarter of 2011. For the year-to-date period ended September 30, 2012, other income totaled $5,656,000, an increase of $517,000, or 10.1%, compared to the same period in 2011. The following tables detail the categories that comprise other income.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended September 30,		Increase (Decrease)
	2012	2011
	$	$	$	%

Trust and investment services	248	253	(5)	(2.0)
Service charges on deposit accounts	254	329	(75)	(22.8)
Other service charges and fees	139	106	33	31.1
Commissions	490	469	21	4.5
Gains on securities transactions	342	269	73	27.1
Impairment losses on securities	—	(81)	81	(100.0)
Gains on sale of mortgages	52	28	24	85.7
Earnings on bank owned life insurance	164	148	16	10.8
Other miscellaneous income	69	88	(19)	(21.6)

Total other income	1,758	1,609	149	9.3

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011
	$	$	$	%

Trust and investment services	816	847	(31)	(3.7)
Service charges on deposit accounts	860	972	(112)	(11.5)
Other service charges and fees	399	348	51	14.7
Commissions	1,454	1,376	78	5.7
Gains on securities transactions	1,003	1,346	(343)	(25.5)
Impairment losses on securities	(86)	(300)	214	(71.3)
Gains on sale of mortgages	183	108	75	69.4
Losses on sale of loans	—	(263)	263	(100.0)
Earnings on bank owned life insurance	762	441	321	72.8
Other miscellaneous income	265	264	1	0.4

Total other income	5,656	5,139	517	10.1

Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. For the three months ended September 30, 2012, traditional trust services income decreased $20,000, or 10.5%, from the same period in 2011, while income from alternative investment services increased by $15,000, or 23.0%. For the nine months ended September 30, 2012, traditional trust service income decreased by $20,000, or 3.3%, from the same period in 2011, while income from alternative investment services decreased by $11,000, or 4.5%. It has been more difficult to grow the trust and investment services area in the past several years due to a very weak stock market that coincided with the sub-prime and credit crisis that began in 2008.

Service charges on deposit accounts decreased by $75,000, or 22.8%, and $112,000, or 11.5%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. Overdraft service charges are the largest component of this category and comprised between 84% and 86% of the total deposit service charges for the three and nine months ended September 30, 2012. Total overdraft fees decreased by $69,000, or 24.4%, and $101,000, or 12.0%, for the three and nine-month periods ended September 30, 2012, compared to the same periods in 2011. Management continues to experience changes in customer behavior related to past regulatory changes on overdrafts, with customers being more proactive in preventing overdrafts from occurring. Most of the other service charge areas remained stable from the third quarter of 2011 to the third quarter of 2012.

Other fees increased by $33,000, or 31.1%, and $51,000, or 14.7%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. This is primarily due to an increase in loan-related fees. When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance. These amendments allow customers to obtain favorable terms without completely rewriting the loan. These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans. These fees increased by $32,000 for the three months ended September 30, 2012, and $44,000 for the nine months ended September 30, 2012. Various other fee income categories increased or decreased slightly accounting for the remainder of the change.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Commission income increased $21,000, or 4.5%, and $78,000, or 5.7%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The largest component of commission income is from Debit MasterCard® commissions. The amount of customer usage of cards at point of sale transactions determines the level of commission income received. The debit card income increased $10,000, or 2.5%, and $78,000, or 6.5%, for the three months and nine months ended September 30, 2012, compared to the same periods in 2011. Customers have become more comfortable with the use of debit cards, as they are now widely accepted by merchants, thereby increasing the number of transactions processed. Another significant component of commission income is from MasterCard and Visa® commissions, which provided income of $37,000 for the three months ended September 30, 2012, and $125,000 for the nine months ended September 30, 2012. This represents decreases of $13,000, or 25.4%, and $18,000, or 12.7%, compared to the same periods in 2011. MasterCard and Visa commissions are the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers. This revenue had declined due to lower levels of business activity. Another component of commission income is income received from Banker’s Settlement Services for title insurance commissions. This income increased by $23,000 for the three months ended September 30, 2012, and $18,000 for the nine months ended September 30, 2012, compared to the same periods in 2011.

For the three months ended September 30, 2012, $342,000 of gains on securities transactions were recorded compared to $269,000 for the same period in 2011. For the nine months ended September 30, 2012, $1,003,000 of gains on securities transactions were recorded compared to $1,346,000 for the same period in 2011. Gains or losses on securities transactions fluctuate based on opportunities to reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses on this type of activity fluctuate based on current market prices and the volume of security sales. Due to favorable market conditions, with U.S. Treasury rates lower and bond prices higher, management had opportunities to sell securities at favorable gains in the first three quarters of 2012 and 2011.

There were no impairment losses on securities for the three months ended September 30, 2012, and impairment losses totaled $86,000 for the nine months ended September 30, 2012, compared to $81,000 and $300,000 for the same periods in 2011. Impairment losses occur when securities are written down to a lower value based on anticipated credit losses. The other than temporary impairment losses recorded in 2012 were related to two private collateralized mortgage obligations. The impairment losses recorded in 2011 were related to four private collateralized mortgage obligations. Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section, under Financial Condition, in this filing.

Gains on the sale of mortgages were $52,000 and $183,000 for the three and nine-month periods ended September 30, 2012, compared to $28,000 and $108,000 for the same periods in 2011. Secondary mortgage financing activity drives the gains on the sale of mortgages, and this activity increased towards the end of 2011 and has continued in 2012 as refinancing activity was high due to the extremely low interest rate environment.

For the three and nine months ended September 30, 2012, earnings on BOLI were $164,000 and $762,000, compared to $148,000 and $441,000 for the same periods in 2011. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies, the actual annual return of the policies, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses. Management made an additional BOLI purchase in the first quarter of 2012 that contributed to the increase in BOLI income from the third quarter of 2011 to the third quarter of 2012. In addition, the death of a former director resulted in further BOLI income of $256,000 in 2012.

The miscellaneous income category decreased $19,000, or 21.6%, and increased $1,000, or 0.4%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. In the third quarter of 2011, the provision for off balance sheet credit losses was reduced by $37,000, which was recorded as miscellaneous income. In the third quarter of 2012, this provision was reduced by $18,000, representing a $19,000 decrease from the same quarter in 2011.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Operating Expenses

The following tables provide details of the Corporation’s operating expenses for the three and nine-month periods ended September 30, 2012, compared to the same periods in 2011.

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)
	Three Months Ended September 30,		Increase (Decrease)
	2012	2011
	$	$	$	%

Salaries and employee benefits	3,020	2,904	116	4.0
Occupancy expenses	420	410	10	2.4
Equipment expenses	221	206	15	7.3
Advertising & marketing expenses	65	74	(9)	(12.2)
Computer software & data processing expenses	418	397	21	5.3
Bank shares tax	202	208	(6)	(2.9)
Professional services	262	287	(25)	(8.7)
FDIC Insurance	90	88	2	2.3
Other operating expenses	373	401	(28)	(7.0)
Total Operating Expenses	5,071	4,975	96	1.9

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)
	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011
	$	$	$	%

Salaries and employee benefits	9,326	8,566	760	8.9
Occupancy expenses	1,261	1,217	44	3.6
Equipment expenses	657	604	53	8.8
Advertising & marketing expenses	285	239	46	19.2
Computer software & data processing expenses	1,216	1,174	42	3.6
Bank shares tax	618	625	(7)	(1.1)
Professional services	850	974	(124)	(12.7)
FDIC Insurance	270	433	(163)	(37.6)
Other operating expenses	1,282	1,133	149	13.2
Total Operating Expenses	15,765	14,965	800	5.3

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise between 55% and 60% of the Corporation’s total operating expenses. For the three and nine months ended September 30, 2012, salaries and benefits increased $116,000, or 4.0%, and $760,000, or 8.9%, over the same periods in 2011. Salaries increased by $76,000, or 3.5%, and $549,000, or 8.7%, and employee benefits increased by $40,000, or 5.5%, and $211,000, or 9.5%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. In addition to the normal wage and cost of living increases, the salary and benefits costs increased due to the addition of multiple new professional staff members, primarily in the loan function.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Occupancy expenses increased $10,000, or 2.4%, and $44,000, or 3.6%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The majority of this increase was due to a $13,000 and a $19,000 increase in building repair and maintenance expenses for the three and nine months ended September 30, 2012, compared to the same periods in 2011. Various other occupancy categories had minimal increases and decreases accounting for the remainder of the quarterly and year-to-date variances.

Equipment expenses increased $15,000, or 7.3%, and $53,000, or 8.8%, for the three and nine months ended September 30, 2012, compared to the same periods in the prior year. This expense category includes equipment depreciation, repair and maintenance, and various other equipment-related expenses. Depreciation expense increased by $7,000, or 5.4%, and $21,000, or 5.6%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. Equipment assets have shorter asset depreciation lives, generally five to seven years. In addition, expenses related to equipment repair and maintenance increased by $14,000 and $35,000 for the three and nine-month periods ended September 30, 2012, when compared to the same periods in 2011. Partially offsetting these increases, equipment service contract expenses decreased by $9,000 and $6,000 for the three and nine-month periods ended September 30, 2012, compared to the same periods in the prior year. Other equipment expenses changed minimally.

Advertising and marketing expenses decreased by $9,000, or 12.2%, and increased by $46,000, or 19.2%, for the three and nine months ended September 30, 2012, compared to the same periods in the prior year. The expenses of this category support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies and fluctuations are normal.

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements. This expense category increased $21,000, or 5.3%, and $42,000, or 3.6%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. Software-related expenses increased $9,000, or 4.2%, and decreased $10,000, or 1.6%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011, as a result of an increase in software maintenance agreement expense for the quarter and year-to-date periods and a decrease in software amortization costs for the year-to-date period .. STAR network fees were up $12,000, or 6.3%, and $52,000, or 10.0%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The STAR network fees are the fees paid to process all ATM and debit card transactions.

Bank shares tax expense decreased $6,000, or 2.9%, and $7,000, or 1.1%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The shares tax is a calculation based on the Bank’s capital net of shares tax-exempt assets. The shares tax will generally increase as the Bank’s capital levels grow unless the Bank purchases more shares tax-exempt assets. Management continually weighs the benefits of holding more bank shares tax-exempt assets versus the costs in terms of the lower yield that these securities produce compared to other securities.

Professional services expense decreased $25,000, or 8.7%, and $124,000, or 12.7%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services. Accounting and auditing fees decreased by $29,000 and $20,000 for the three and nine months ended September 30, 2012, compared to the same periods in 2011, due to an adjustment made in 2011 for fees that were over-accrued in 2010. The fee accruals in 2010 were elevated due to an expected increase in internal and external audit fees related to compliance with the Sarbanes-Oxley Act. However, due to the deferral of the external audit attestation piece of the Sarbanes-Oxley Act, the Corporation was not required to pay these additional audit fees. In addition, student loan servicing expense decreased $35,000 and $191,000 for the three and nine months ended September 30, 2012, compared to the same periods in 2011. Management decided to stop originating student loans in the first quarter of 2010 and sold the remaining portfolio of student loans in the second quarter of 2011. Other outside services expense increased $35,000 and $66,000 for the three and nine months ended September 30, 2012, compared to the same periods in 2011. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

The expenses associated with FDIC insurance increased by $2,000, or 2.3%, and decreased by $163,000, or 37.6%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The FDIC expenses for 2012 were reduced primarily because of a change in assessment base. Prior to 2011, assessments were calculated based on the total deposits of a financial institution. Beginning in the second quarter of 2011, the assessment base was changed from deposits to total assets less tangible equity. This change resulted in significant savings for the Corporation beginning in the second quarter of 2011. FDIC premiums were prepaid at the end of 2009 for the 2010 to 2012 period. The Corporation had a total of $1,014,000 outstanding in the prepaid FDIC insurance assessment asset account as of September 30, 2012. In addition to FDIC insurance costs, the Corporation is subject to assessments to pay the interest on Financing Corporation Bonds, which is also recorded as FDIC insurance expense. Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions. The total Financing Corporation assessments paid by the Corporation in the first three quarters of 2012 were approximately $34,000 and were approximately 23% lower than the assessments paid in the first three quarters of 2011.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Other operating expenses are comprised of the remainder of the Corporation’s operating expenses. Some of the larger items included in this category are:

•	Postage
•	Director fees and expense
•	Travel expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses
•	Deposit account charge-offs and recoveries

Other operating expenses decreased by $28,000, or 7.0%, and increased by $149,000, or 13.2%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The year-to-date increase can be attributed to an increase in the allowance for off-balance sheet credit losses of $77,000, additional charitable contributions expenses of $33,000, and additional fraud related charge-off expenses of $115,000 for the nine months ended September 30, 2012. Operating supplies expenses decreased by $21,000 and postage expenses decreased by $19,000, partially offsetting these increases. Several other expense categories had minimal increases and decreases making up the remaining variance.

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

For the three and nine months ended September 30, 2012, the Corporation recorded tax expense of $384,000 and $1,160,000, compared to tax expense of $293,000 and $870,000 for the three and nine months ended September 30, 2011. The effective tax rate for the Corporation was 15.9% for the nine months ended September 30, 2012, compared to 14.1% for the same period in 2011. The effective tax rate was higher because the Corporation’s level of pre-tax income was 18.4% higher for the nine months ended September 30, 2012, compared to the same period in 2011.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of September 30, 2012, the Corporation had $304.5 million of securities available for sale, which accounted for 38.8% of assets, compared to 36.8% as of December 31, 2011, and 37.0% as of September 30, 2011. Based on ending balances, the securities portfolio increased 7.0% from September 30, 2011, and 7.2% from December 31, 2011.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation also has two small equity holdings with a book value of $5 million in the form of two CRA-qualified mutual funds. These equity funds make up less than 2% of the Corporation’s securities available for sale. The one CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price, while the other CRA fund is an equity fund subject to fair value adjustment.

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

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)
	Period Ending
	September 30, 2012		December 31, 2011		September 30, 2011
	$	%	$	%	$	%

U.S. government agencies	38,616	12.7	46,614	16.4	51,537	18.1
U.S. agency mortgage-backed securities	55,648	18.3	55,129	19.4	51,585	18.1
U.S. agency collateralized mortgage obligations	47,420	15.6	56,049	19.8	60,568	21.3
Private collateralized mortgage obligations	5,935	1.9	7,225	2.5	10,245	3.6
Corporate debt securities	48,952	16.1	25,298	8.9	22,297	7.8
Obligations of states and political subdivisions	102,954	33.8	89,745	31.6	84,458	29.7
Equity securities	4,956	1.6	3,951	1.4	3,954	1.4

Total securities	304,481	100.0	284,011	100.0	284,644	100.0

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The largest movements within the securities portfolio were shaped by market factors, such as:

•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	risk-based capital reasons
•	federal income tax considerations with regard to obligations of states and political subdivisions.

Since September of 2011, the most significant shift occurring in the Corporation’s securities portfolio was an increase in corporate bonds. Corporate bonds increased $26.7 million, or 119.5%, from September 30, 2011 to September 30, 2012. The Corporation invested in additional corporate bonds in order to add diversity to the portfolio and provide strong yields for shorter maturities. In addition to strong performance for a relatively short maturity, a number of government-backed foreign financial corporate bonds now carry a favorable 20% risk weighting rather than the normal 100% risk weighting. The 100% risk weighting of corporate bonds has been a major reason why U.S. financial institutions were limited on their corporate bond purchases as they strove to increase their risk-based capital levels. The Corporation already maintains a high total risk-based capital level and the new opportunity of investing in corporate bonds with a 20% risk weighting makes them a more attractive investment. As of September 30, 2012, nearly 45% of the Corporation’s corporate bonds carried a favorable 20% risk weighting. Corporate bonds had historically been a relatively small percentage of the securities portfolio, accounting for only 7.8% of the portfolio as of September 30, 2011. As a result of the added investments, corporate bonds now account for 16.1% of the portfolio as of September 30, 2012.

The next highest growth in the portfolio occurred with municipal bonds, which grew $18.5 million, or 21.9%, since September 30, 2011. The Corporation has historically maintained large municipal bond holdings that have generally averaged between 30% and 34% of the portfolio. Because of the substantial growth that has occurred in the portfolio, a large dollar increase is necessary just to maintain municipal bonds in this preferred range. The other areas of the securities portfolio, with the exception of mortgage-backed securities (MBS) and equity securities, declined in dollar amount or as a percentage of the portfolio. The areas that declined were U.S. government agencies, collateralized mortgage obligations (CMOs), and private collateralized mortgage obligations (PCMOs). Equity securities are a very small percentage of the portfolio and increased by $1.0 million, or 25.3%, from September 30, 2011 to September 30, 2012. The MBS sector grew out of a strategy to reinvest CMO maturities and cash flow back into MBS rather than into shorter structure CMOs to limit excessive cash flows and reduce reinvestment risk. The more significant components of the securities portfolio along with a more detailed explanation of their changes are discussed below.

The decrease in the Corporation’s U.S. government agencies sector occurred primarily due to calls and maturities, but also as payments were received in the form of normally scheduled principal payments on the portion of agencies that are structured notes. As agencies were called or matured, only a portion of these proceeds were reinvested back into the agency sector because of the extremely low yields available on these bonds. Management continues to invest in agencies when advantageous to maintain a minimum sector weighting, maintain adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as foundational to the portfolio. Management prefers to maintain U.S. agencies at a minimum of 15% of the portfolio. As of September 30, 2012, U.S. agencies represented 12.7% of the fair market value of the portfolio. Management has a goal of returning to the 15% level by the end of 2012.

The increase in the Corporation’s U.S. agency MBS sector since September 30, 2011, occurred due to the strategy of reinvesting CMO dollars into MBS as mentioned above. Investments in a substantial amount of MBS assist management in maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS, CMO, and PCMO securities pay monthly principal and interest and are subject to prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS, CMOs, and PCMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. If interest rates were to increase, the opposite of this would occur. In this prolonged period of historically low interest rates, the shorter structure of the CMO securities has not benefited the Corporation as increased cash flows have to be reinvested at historically low rates. Therefore, management has been purchasing structures that limit the amount of cash flow that can be returned over the next year or two. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS, CMO, and PCMO securities as a group is significant, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. From 2006 through 2009, the Corporation was in an alternative minimum tax (AMT) position when income levels fell and tax-exempt income remained high. The AMT requires the payment of a minimum level of tax should an entity have excessive amounts of tax preference items relative to a Corporation’s income. The Corporation’s primary tax preference item is the large amount of tax-free income generated by tax-free loans and tax-exempt securities. As a result of the Corporation’s AMT position in 2008, management had determined that the size of the municipal bond holdings in relation to the rest of the securities portfolio should be decreased. However, because of legislation that followed the credit crisis in the fall of 2008, beginning in 2009, financial institutions were permitted to purchase 2009 and 2010 issued tax-free municipal bonds, which are AMT-exempt for the life of the bond. In addition, management could continue to purchase AMT exempt municipals in 2011 and 2012 as long as they were originally issued in 2009 and 2010. In 2010, 2011, and through the first nine months of 2012, management increased the amount of tax-free municipal bonds due to very favorable tax-free yields that far surpassed the yields available on similar length taxable instruments and the favorable AMT-exempt for life tax treatment that exists. Management views this as a unique opportunity to both take advantage of the more favorable tax-equivalent yields on municipal bonds without causing the Corporation to be subject to AMT, typically caused by carrying too many tax-free investments. Municipal bonds as a percentage of the total investment portfolio have increased slightly from 29.7% at September 30, 2011, compared to 31.6% as of December 31, 2011, and 33.8% at September 30, 2012. Management is comfortable with municipal bonds at approximately 34% of the portfolio and does not anticipate growth beyond this level.

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

As of September 30, 2012, the Corporation held four PCMO securities with an amortized cost of $6.4 million, a reduction of $1.9 million from the balance as of December 31, 2011. One of the four PCMO securities, with an amortized cost of $1.0 million, carried an AAA credit rating by at least one of the major credit rating services. The three remaining PCMOs, with an amortized cost of $5.4 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s. Management currently has no plans to sell these securities as management believes the current market values are not true indications of the value of the bonds based on cash flow analysis performed under severe stress testing. Management’s September 30, 2012 cash flow analysis did not indicate a need to take additional impairment on any of the PCMO securities; however, impairment charges of $86,000 were recognized on two of these bonds in the first quarter of 2012. The $86,000 of year-to-date impairment in 2012 is down from $300,000 of impairment recorded in the first nine months of 2011. Should any future analysis reflect the need for additional impairment, management would expect it to be diminished as projected loss numbers were increased in the first quarter of 2012 and have now been provided for. Additionally, all of these securities continue to pay down in terms of monthly principal payments.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

As of September 30, 2012, the Corporation held corporate bonds with a total amortized cost of $47.6 million and fair market value of $49.0 million. Management increased its holdings in corporate securities to 16.1% of the portfolio, compared to 8.9% at December 31, 2011. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place minimal credit ratings that must be met in order for management to purchase a corporate bond.

As of September 30, 2012, three of the forty-four corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 98.8% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of September 30, 2012, all of the corporate bonds had at least one A3 or A- rating by one of the major credit rating services. As of September 30, 2012, there were nine corporate bonds with $8 million of par value that were carrying split ratings with one rating within policy limit and another rating below the initial policy purchase requirement but above investment grade. These securities are monitored on an ongoing basis to ensure these credits do not deteriorate further and remain at investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

Since 2008, the municipal bond ratings have been adversely affected by downgrades on nearly all of the insurance companies backing municipal bond issues. Previous to the sharp decline in the health of the insurance companies in 2008, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection. Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A. As of September 30, 2012, approximately 3.9% of the Corporation’s municipal bonds carried an AAA rating. The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of September 30, 2012, two municipal bonds with an amortized cost of $1.1 million carried credit ratings under these levels. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Presently, despite the lower credit ratings on the two municipal securities, management has the intent and the ability to hold these securities to maturity and believes that full recovery of principal is probable.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment. In terms of credit risk and impairment, management views the Corporation’s one CRA fund with a $1 million book value differently because it is an equity investment with no maturity date. Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date. As of September 30, 2012, this CRA fund was showing unrealized losses of $44,000, or a 4.4% price decline. The prices on this fund tend to lag behind decreases in U.S. Treasury rates. Management believes that the price declines are primarily rate driven, and temporary as opposed to permanent. The other $4 million CRA SBA fund is a variable rate fund with a stable dollar price that does not carry fair value risk. Corporate bonds and private collateralized mortgage obligations have the most potential credit risk out of the Corporation’s debt instruments. Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds and all private label securities. As of September 30, 2012, two private collateralized mortgage obligations were considered to be other-than-temporarily impaired. These two securities were written down by $86,000 during the first quarter of 2012, which was the only impairment taken during the year.

Loans

Net loans outstanding decreased by 1.5%, to $394.0 million at September 30, 2012, from $400.2 million at September 30, 2011. Net loans decreased by $10.2 million, or 2.5%, since December 31, 2011. The following table shows the composition of the loan portfolio as of September 30, 2012, December 31, 2011, and September 30, 2011.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)
	September 30,		December 31,		September 30,
	2012		2011		2011
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	86,941	21.6	95,347	23.1	94,991	23.3
Agriculture mortgages	76,675	19.1	73,287	17.7	69,436	17.0
Construction	17,525	4.4	18,957	4.6	14,874	3.6
Total commercial real estate	181,141	45.1	187,591	45.4	179,301	43.9

Consumer real estate (a)
1-4 family residential mortgages	130,762	32.5	133,959	32.5	137,731	33.7
Home equity loans	13,525	3.4	14,687	3.6	15,652	3.8
Home equity lines of credit	15,907	4.0	15,004	3.6	14,258	3.5
Total consumer real estate	160,194	39.9	163,650	39.7	167,641	41.0

Commercial and industrial
Commercial and industrial	25,612	6.4	25,913	6.3	26,107	6.4
Tax-free loans	17,774	4.4	19,072	4.6	20,161	4.9
Agriculture loans	13,058	3.3	12,884	3.1	11,295	2.8
Total commercial and industrial	56,444	14.1	57,869	14.0	57,563	14.1

Consumer	3,798	0.9	3,590	0.9	4,023	1.0

Total loans	401,577	100.0	412,700	100.0	408,528	100.0
Less:
Deferred loan fees (costs), net	(67)		62		78
Allowance for loan losses	7,644		8,480		8,253
Total net loans	394,000		404,158		400,197

(a)	Residential real estate loans do not include mortgage loans sold to Fannie Mae and serviced by ENB. These loans totaled $7,345,000 as of September 30, 2012, $8,904,000 as of December 31, 2011, and $9,225,000 as of September 30, 2011.

The composition of the loan portfolio has undergone relatively minor changes in recent years. The total of all categories of real estate loans comprises 85% of total loans. At $181.1 million, commercial real estate is the largest category of the loan portfolio, consisting of 45.1% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans increased from $179.3 million as of September 30, 2011, to $181.1 million as of September 30, 2012, a $1.8 million, or 1.0% increase.

The growth in commercial real estate loans has occurred in those secured by farmland and construction loans. Agricultural mortgages increased from $69.4 million, or 38.7% of commercial real estate loans as of September 30, 2011, to $76.7 million, or 42.3% of commercial real estate loans as of September 30, 2012. Similarly, commercial construction loans increased from $14.9 million, or 8.3% of commercial real estate loans as of September 30, 2011, to $17.5 million, or 9.7% of commercial real estate loans as of September 30, 2012. Unlike other commercial areas, agricultural and construction related projects have started to move forward in 2012. As construction projects are completed, some of the loans are converted from construction loans to permanent commercial mortgages.

The commercial mortgage segment of the commercial real estate category of loans has declined from September 30, 2011, to September 30, 2012. This area represented $95.0 million, or 53.0%, of commercial real estate loans as of September 30, 2011, and $86.9 million, or 48.0%, of commercial real estate loans as of September 30, 2012. Growth in this area over the past twelve months has slowed significantly since most businesses are unwilling to expand during uncertain economic conditions. Management believes the commercial real estate growth rate will remain low going forward and attributes this to a lag effect in terms of the economic conditions impacting Lancaster County. Locally, commercial loan growth continued during 2008 and 2009 while the national economic slowdown was occurring. That growth continued into the first part of 2010, but slowed as the year progressed and tapered off in 2011 and through the third quarter of 2012. The long-term economic weakness is now having an effect on many commercial projects causing them to be placed on hold. Management also would expect that any rebound in the growth of commercial real estate would lag a recovery by the economy.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Residential real estate loans make up just under 40% of the total loan portfolio with balances of $160.2 million. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 81.6% of total residential real estate loans and 32.5% of total loans. Traditional 10 to 20-year personal mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio, varying between 20% and 24% of the loan portfolio over the past five years. The Corporation has experienced some slowdown in the residential mortgage area in the latter part of 2012 as the secondary mortgage market rates became extremely competitive and more customers were opting for this alternative. Payoffs and paydowns of existing mortgages held by the Corporation were exceeding new mortgages issued resulting in a decline in portfolio mortgages through the third quarter of 2012. The Corporation has taken action to lower internal mortgage rates to be more competitive and expects there will be an increase in volume throughout the remainder of 2012 and into 2013. The Corporation’s personal residential mortgages declined modestly to $130.8 million at September 30, 2012, a decrease of $7.0 million, or 5.1%, from balances as of September 30, 2011. The weaker economic conditions, including continued weakness in home prices and home building, have had some impact on demand for the 10 to 20-year mortgages held by the Corporation. The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage originated over 20 years. While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold on the secondary market. Therefore, to grow the Corporation’s residential real estate loans, a sufficient number of 10, 15, and 20-year residential mortgages must be originated to compensate for normal principal pay downs and still grow the portfolio.

Second mortgages and home equity loans, fixed or variable, make up the remainder of the Corporation’s residential real estate loans. Requests for fixed-rate home equity loans have slowed in the current environment, while home equity lines of credit, which float on the Prime rate, have increased. From September 30, 2011, to September 30, 2012, fixed rate home equity loans have decreased from $15.7 million to $13.5 million, a $2.2 million, or 16.3% decrease. Meanwhile, home equity lines of credit increased from $14.3 million to $15.9 million, a $1.6 million, or 11.2% increase. The net of these two trends is a $0.6 million reduction in total home equity loan balances. Consumers are borrowing less in total due to economic conditions and a general desire to pay off household debt, while at the same time seeking the lowest interest rate to borrow money against their home value. The trends of lower levels of home equity borrowing and more variable rate versus fixed rate financing is likely to continue until economic conditions improve and home valuations improve. Management does not anticipate any marked improvement in the economy through the remainder of 2012 and into 2013. While management does not anticipate any rate increase from the Federal Reserve in the near future, it is highly expected that when the Federal Reserve eventually acts to increase the overnight rate, and the Prime rate increases, the reaction will be that floating rate loans will become less attractive to borrowers who will act to protect themselves against further rate increases by converting to a fixed rate loan. Management anticipates slow growth in the residential real estate area throughout the remainder of 2012.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These loans are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The Corporation’s position as to these loans can be further strengthened by obtaining the personal guarantees of the owners. This is a preferred approach on commercial accounts as it allows the Corporation to pursue assets of the owner in addition to assets of the commercial entity. Management can also obtain additional collateral by securitizing the inventory of the business. This portfolio of loans in total showed a decline of $1.1 million, or 1.9%, from September 30, 2011, to September 30, 2012. As of September 30, 2012, this category of commercial loans was made up of $25.6 million of commercial and industrial loans, $17.8 million of tax-free loans, and $13.1 million of agriculture loans. In the case of the Corporation, all of the $17.8 million of tax-free loans are to local municipalities. These loans declined by $2.4 million, or 11.9%, from September 30, 2011, to September 30, 2012, due to several loan payoffs. Agriculture loans increased by $1.8 million, or 15.6%, from September 30, 2011, to September 30, 2012, while other non-real estate secured commercial and industrial purpose loans were down from $26.1 million as of September 30, 2011, to $25.6 million as of September 30, 2012, primarily due to weak economic conditions and a lack of new commercial projects.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The consumer loan portfolio continued to decline from $4.0 million as of September 30, 2011, to $3.8 million as of September 30, 2012. Consumer loans made up 1.0% of total loans on September 30, 2011, and 0.9% of total loans on September 30, 2012. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. More recently, management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. In the current weak economy, customers delay purchasing new and used cars which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)
	September 30,	December 31,	September 30,
	2012	2011	2011
	$	$	$

Nonaccrual loans	1,346	1,862	1,916
Loans past due 90 days or more and still accruing	172	107	462
Troubled debt restructurings	—	—	—
Total non-performing loans	1,518	1,969	2,378

Other real estate owned	264	—	400

Total non-performing assets	1,782	1,969	2,778

Non-performing assets to net loans	0.45%	0.49%	0.69%

The total balance of non-performing assets declined by $1.0 million, or 35.9%, from September 30, 2011, to September 30, 2012. The non-performing assets declined slightly, by $187,000, or 9.5%, from December 31, 2011, to September 30, 2012. There were no loans classified as a TDR as of September 30, 2011, December 31, 2011, or September 30, 2012. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the slightly improved but continued weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans has declined with the level of non-performing assets down significantly and the Corporation’s total exposure reduced. Additionally, the direction of the risk is viewed as declining from the higher levels experienced in 2010 and early 2011.

As of September 30, 2012, other real estate owned (OREO) is shown at the lower of cost or fair market value, net of anticipated selling costs, of $264,000. The balance consists of one residential property that was placed in OREO in the third quarter of 2012. As of September 30, 2011, there was one OREO property, consisting of a manufacturing property with a fair market value of $400,000. The manufacturing property had environmental conditions that had to be remediated in order for the property to be approved for future commercial purposes. These remediation efforts were completed in late 2011, after which management determined that the property was suitable for bank purposes in the future. As such, the property was removed from OREO and classified as land as of December 31, 2011.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the nine-month periods ended September 30, 2012, and September 30, 2011. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)
	Nine Months Ended
	September 30,
	2012	2011
	$	$

Balance at January 1,	8,480	7,132
Loans charged off:
Real estate	—	97
Commercial and industrial	47	315
Consumer	9	38
Total charged off	56	450

Recoveries of loans previously charged off:
Real estate	15	—
Commercial and industrial	46	215
Consumer	9	6
Total recovered	70	221
Net loans (recovered) charged off	(14)	229

Provision (credited) charged to operating expense	(850)	1,350

Balance at June 30,	7,644	8,253

Net charge-offs as a % of average total loans outstanding	0.00%	0.06%

Allowance at end of period as a % of total loans	1.90%	2.02%

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Charge-offs for the nine months ended September 30, 2012, were $56,000, compared to $450,000 for the same period in 2011. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. The real estate and consumer charge-offs were lower in the first nine months of 2012 compared to 2011, due to a single real estate loan that was charged off for $97,000 in the first quarter of 2011. Commercial and industrial loan charge-offs were lower in the first nine months of 2012 due to three commercial and industrial loans that were charged off in 2011 with no similar activity in 2012. These charge-offs included two agriculture purpose loans to different borrowers totaling $188,000, and a commercial line of credit totaling $97,000.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. The composition of the Corporation’s loan portfolio has undergone only minor changes since September 30, 2011, however the decline in the balance of loans is having a significant impact on the allowance. All other factors held constant, a decline in the loan portfolio would require less of an allowance to cover losses inherent in the portfolio. Management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans. The financial industry typically evaluates the quality of loans on a scale with “unclassified” representing healthy loans, “special mention” being the first indication of credit concern, and several successive classified ratings indicating further credit declines of “substandard,” “doubtful,” and, ultimately, “loss.”

During 2011, continued downgrades by management in the business loan and business mortgage portfolios resulted in more classified loans. Real estate loans represent a more substantial portion of the outstanding loan portfolio and more of these types of loans indicated either further devaluation of collateral and/or deteriorating financial health that could result in future losses to the Corporation. Conversely, the commercial and industrial loans not secured by real estate represent a smaller portion of the outstanding loan portfolio and these loans have shown improved financial health resulting in less of a need for reserve allocations. Total classified loans, net of specific allowances, reached a peak on December 31, 2011, at $33.4 million, or 39.0% of risked-based capital, and have since declined to $23.8 million, or 26.8% of risked-based capital as of September 30, 2012. The decline is primarily due to one commercial borrower who paid off $4.2 million of loans rated substandard, plus principal payments on many of the remaining classified loans. The Corporation’s total classified loans were $33.3 million as of September 30, 2011, $33.4 million as of December 31, 2011, and $23.8 million as of September 30, 2012, net of specifically allocated allowance against these loans of $175,000, $201,000, and $162,000, respectively. The classified loans require larger provision amounts due to a higher potential risk of loss, so as the classified loan balance declines, the associated specific allowance applied to them declines, resulting in a lower required allowance. The allowance as a percentage of total loans was 2.02% as of September 30, 2011, 2.06% as of December 31, 2011, and 1.90% as of September 30, 2012. Management anticipates that the allowance percentage will remain fairly constant throughout the remainder of 2012.

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

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $200,000, or 1.0%, to $21,112,000 as of September 30, 2012, from $20,912,000, as of September 30, 2011. The renovations at the Corporation’s Main Office location were completed and placed into service during the third quarter of 2011. As of September 30, 2012, $304,000 was classified as construction in process.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB). The Corporation’s $4,033,000 of regulatory stock holdings as of September 30, 2012, consisted of $3,845,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

In the fourth quarter of 2010, as a first indication of improved financial position and capital levels, the FHLB of Pittsburgh announced the resumption of excess capital stock repurchases, that have continued on a quarterly basis to date. The resumption of excess capital stock repurchases was primarily the reason why the Corporation’s capital stock position declined from $4,492,000 as of December 31, 2010, to $3,845,000 as of September 30, 2012. As of September 30, 2012, the Corporation held no excess capital stock. Management believes future capital stock repurchases will continue.

On February 22, 2012, the FHLB of Pittsburgh announced payment of their first dividend to shareholders since suspension of the dividend in December 2008. The dividend payment was equivalent to 0.10 percent annualized and is a significant step towards the restoration of ongoing dividend payments. Also, on April 30, 2012, and July 31, 2012, the FHLB paid two more dividend payments of 0.10 percent annualized. Prior to the filing of this third quarter 2012 Form 10-Q, on October 30, 2012, FHLB announced their fourth consecutive quarterly dividend and an increase to 0.43 percent annualized. They also announced an increase in the planned excess capital stock repurchase. This news is further evidence of improved financial results at the FHLB of Pittsburgh. While the FHLB has not committed to regular quarterly dividend payments, they have stated they will continue to monitor the overall financial performance of the bank in order to determine the status of future dividends. This sustained pattern of purchasing back excess capital stock, based on the improved financial performance of the FHLB, and the resumption of a quarterly dividend, and further increase in that dividend, has resulted in management’s conclusion that its investment in FHLB stock is not other-than-temporarily impaired. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to periodically repurchase excess capital stock and pay a quarterly dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Deposits

The Corporation’s total ending deposits increased $16.5 million, or 2.7%, and $14.3 million, or 2.4%, from September 30, 2011, and December 31, 2011, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. During 2011 and continuing into 2012, the economic concerns and poor performance of other types of investments led customers back to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed marginally since September 30, 2011, with a $10.4 million increase in non-interest demand deposit accounts, a $7.4 million increase in the Corporation’s new interest bearing demand deposit account, which was introduced in March of 2012, and a $10.9 million increase in savings account balances. Offsetting these increases, money market accounts declined by $5.2 million and time deposits decreased by $7.0 million.

The increase in savings account balances is the result of historically low interest rates, which have resulted in little difference between savings rates and other core deposit rates and even short-term time deposit rates. Customers view savings as the safest, most convenient place to maintain funds for maximum flexibility. Management believes savings accounts will continue to hold higher balances until short-term interest rates increase.

The Corporation’s new interest-bearing demand deposit product is a direct result of the repeal of Regulation Q, which prohibited financial institutions from paying interest on demand deposits. Regulation Q, which existed since 1933, was repealed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Under that legislation, beginning on July 21, 2011, financial institutions have been allowed, but not required, to offer interest-bearing demand deposits. When the product was first offered by the Corporation in March 2012, a number of the cash management money market deposit accounts were transferred over to the new interest-bearing demand deposit product. This accounts for the $3.7 million reduction in money market deposit accounts from December 31, 2011 to September 30, 2012.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Deposits by Major Classification table, shown below, provides the balances of each category for September 30, 2012, December 31, 2011, and September 30, 2011.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2012	2011	2011
	$	$	$

Non-interest bearing demand	149,839	149,510	139,426
Interest bearing demand	7,385	—	—
NOW accounts	61,107	61,246	62,608
Money market deposit accounts	53,159	56,872	58,385
Savings accounts	109,618	100,377	98,673
Time deposits	231,304	231,629	238,288
Brokered time deposits	7,522	6,044	6,041
Total deposits	619,934	605,678	603,421

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of September 30, 2012, time deposit balances, excluding brokered deposits, had decreased $7.0 million, or 2.9%, and $0.3 million, or 0.1%, from September 30, 2011, and December 31, 2011, respectively. The Corporation has recently seen a shift in deposit trends as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in slower growth in time deposit balances and more significant growth in the core deposit areas.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Borrowings

Total borrowings were $70.5 million, $73.0 million, and $80.5 million as of September 30, 2012, December 31, 2011, and September 30, 2011, respectively. The Corporation was purchasing no short-term funds as of September 30, 2012, December 31, 2011, or September 30, 2011. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. The short-term funds are purchased through correspondent and member bank relationships as overnight borrowings.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $70.5 million, $73.0 million, and $80.5 million as of September 30, 2012, December 31, 2011, and September 30, 2011. The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers. The repurchase agreement portion of the long-term debt was $25.0 million at September 30, 2011, and declined to $15.0 million by September 30, 2012. FHLB advances were $55.5 million at September 30, 2011, and remained at $55.5 million as of September 30, 2012. Both FHLB advances and repurchase agreements are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits. Over the course of the past twelve months, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances at significant rate savings. In the current interest rate environment, management has preferred to seek new long-term borrowings from FHLB rather than through repurchase agreements. For this reason, it is likely the FHLB portion of long-term debt will increase with the repurchase agreements reducing as they mature. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of September 30, 2012, the Corporation was within this policy guideline at 7.1% of asset size with $55.5 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of September 30, 2012, the Corporation was within this policy guideline at 79.3% of capital with $70.5 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings within these policy guidelines throughout all of 2011 and through the third quarter of 2012.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $192.0 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of September 30, 2012	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	18.6%	8.0%	10.0%
Bank	18.5%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	17.4%	4.0%	6.0%
Bank	17.2%	4.0%	6.0%
Tier I Capital to Average Assets
Consolidated	10.6%	4.0%	5.0%
Bank	10.5%	4.0%	5.0%
As of December 31, 2011
Total Capital to Risk-Weighted Assets
Consolidated	17.9%	8.0%	10.0%
Bank	17.7%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	16.6%	4.0%	6.0%
Bank	16.4%	4.0%	6.0%
Tier I Capital to Average Assets
Consolidated	10.2%	4.0%	5.0%
Bank	10.1%	4.0%	5.0%
As of September 30, 2011
Total Capital to Risk-Weighted Assets
Consolidated	18.0%	8.0%	10.0%
Bank	17.8%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets
Consolidated	16.8%	4.0%	6.0%
Bank	16.5%	4.0%	6.0%
Tier I Capital to Average Assets
Consolidated	10.1%	4.0%	5.0%
Bank	10.0%	4.0%	5.0%

The Corporation’s dividends per share for the nine months ended September 30, 2012, were $0.75 per share, compared to $0.72 per share for the same period of 2011. Dividends are paid from current earnings and available retained earnings. Management’s current capital plan calls for management to maintain tier I capital to average assets between 10.0% and 12.0%. The Corporation’s current tier I capital ratio is 10.6%. Management also desires a dividend payout ratio to be approximately 35%. This ratio will vary according to income, but over the long term, management’s goal is to average a payout ratio within this range. For the first nine months of 2012 the payout ratio was 35.0%. Due to improved financial performance and increased capital levels, the Corporation increased the dividend amount to $0.25 per share in the first quarter of 2012.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of September 30, 2012, the Corporation showed unrealized gains, net of tax, of $6,711,000, compared to unrealized gains of $4,221,000 as of December 31, 2011, and unrealized gains of $4,655,000 as of September 30, 2011. These unrealized gains or losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized net gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which are shown as a reduction to income on the Corporation’s Consolidated Statements of Income. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Proposed Regulatory Capital Changes

In June 2012, the Federal Reserve Bank, the FDIC, and the OCC issued proposed rules that would revise bank regulatory capital requirements and the risk-weighted asset rules. These rules represent the most extensive changes to bank capital requirements in the recent past. The rules will extend large parts of a regulatory capital administration to all U.S. banks and their holding companies, other than the smallest bank holding companies (generally, those with under $500 million in consolidated assets). Prior to the filing of this report, but subsequent to September 30, 2012, a joint statement was issued by the regulators postponing the original January 1, 2013 implementation date for these rules. A summary of the proposed rules is as follows:

Summary of proposed rules for capital

•	Revise the definition of regulatory capital components and related calculations, which would include conservative guidelines for determining whether an instrument could qualify as regulatory capital;
•	Add common equity tier 1 capital as a new regulatory capital component;
•	Increase the minimum tier 1 capital ratio requirement;
•	Create a capital conservation buffer that would limit payment of capital distributions and certain discretionary bonus payments to executive officers if the institution does not hold enough common equity tier 1 capital;
•	Provide for a transition period for several aspects of the rule; and
•	Incorporate the new and revised regulatory capital requirements into the Prompt Corrective Action rules.

Summary of proposed rules for risk-weighted assets

The proposal would expand the number of risk-weighted categories and increase the required capital for certain categories of assets, including higher-risk residential mortgages and higher-risk construction real estate loans. In addition, the rule would:

•	revise risk weights for residential mortgages based on LTV ratios and certain loan characteristics, assigning risk weights between 35% and 200%;
•	increase capital requirements for past due loans from 100% to 150% and set the risk weight for high volatility commercial real estate loans at 150%; and
•	revise the risk-weighted percentage for unused commitments with an original maturity of one year or less from 0% to 20% unless the commitment is unconditionally cancelable by the bank.

The risk-weighted asset rule will apply to all U.S. banks and savings banks and almost all of their holding companies, although smaller, “non-complex” banking organizations will not need to comply with some of the rule’s requirements. The rule would be effective on January 1, 2015. The Corporation is in the process of assessing the impact of these proposed changes on the regulatory ratios of the Corporation and the Bank on the capital, operations, liquidity, and earnings of the Corporation and Bank.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2012.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)
September 30,
2012
$
Commitments to extend credit:
Revolving home equity	20,384
Construction loans	16,120
Real estate loans	8,376
Business loans	61,645
Consumer loans	1,689
Other	3,323
Standby letters of credit	7,972
Total	119,509

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Deposit Insurance

Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Previous to 2011, unlimited deposit insurance on non-interest bearing transaction accounts was covered through the Transaction Account Guarantee (TAG) program. The TAG program expired December 31, 2010, and Dodd-Frank has incorporated this unlimited deposit insurance coverage for another two years. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts, formerly known as Reg Q.

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

As noted in the discussion on deposits, customers have historically provided the Corporation with a reliable and steadily increasing source of funds liquidity. The Corporation also has in place relationships with other banking institutions for the purpose of buying and selling Federal funds. The lines of credit with these institutions provide immediate sources of additional liquidity. The Corporation currently has unsecured lines of credit totaling $42 million. This does not include amounts available from member banks such as the Federal Reserve Discount Window or the FHLB of Pittsburgh.

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The Corporation was within internal gap guidelines for all ratios as of September 30, 2012. During the second quarter of 2010, management implemented prepayment speed assumptions for its securities portfolio to more accurately model principal paydowns received on securities. Additionally, as of September 30, 2011, management purchased software that allows prepayment speed assumptions from the bond accounting software provider to be directly imported into the ALM model on a security-by-security basis. It is management’s opinion that these securities are now modeled as accurately as possible utilizing current software, and the cash flows received on each bond are reflected appropriately. After the initial prepayment speed changes were made, as of June 30, 2010, the Corporation was within the internal gap guidelines for the one-year and three-year gap ratios, with the one-year gap at 66% and the three-year gap at 87%. As of December 31, 2010, these ratios were further improved and all were within the internal guidelines with the one-year gap at 84% and the three-year gap at 101%. As of December 31, 2011, these ratios were further improved and all were within the internal guidelines with the one-year gap at 93% and the three-year gap at 103%. The gap ratios as of September 30, 2012, had increased with a one-year gap of 103% and a three-year gap of 110%. The primary reason for the increase in gap ratios can be attributed to higher cash levels, faster principal payments on securities, purchasing securities with shorter durations, and a lengthening of the Corporation’s liabilities. Management has been maintaining higher levels of cash and cash equivalents since 2011 to assist in offsetting the Corporation’s relatively long securities portfolio. The strategy of maintaining higher cash levels to improve gap ratios and act as an immediate hedge against liquidity risk and interest rate risk is expected to continue until the securities portfolio is materially shorter in duration.

Index ENB FINANCIAL CORP

Generally, through 2011 and into 2012, management had a bias towards rates remaining unchanged for a longer period of time and preferred to maintain gap ratios on the low end of gap guidelines, as it is advantageous to have a smaller amount of assets subject to repricing while interest rates are at historically low levels. Management took the position that rates could remain low for an extended period of time, which has occurred. Management also believes that the Corporation’s large securities portfolio, with the vast majority of these securities carrying unrealized gains, is a readily accessible source of liquidity in the event any repositioning of assets is needed. Management believes at this point that current economic conditions need to improve significantly before short term interest rates could be increased. The most recent economic data indicate slight improvement in unemployment and housing data. Gross national domestic product still remains at levels around 2% or less, which is lower than desired. The October 24th 2012 Federal Open Market Committee (FOMC) Policy Statement states that, “Growth in employment has been slow, and the unemployment rate remains elevated. Household spending has advanced a bit more quickly, but growth in business fixed investment has slowed. The housing sector has shown further signs of improvement, albeit from a depressed level.” The Committee goes on further to state, “A highly accommodative stance of monetary policy will remain appropriate for a considerable time after the economic recovery strengthens.” The Committee concludes that, “Exceptionally low levels for the federal funds rate are likely to be warranted at least through mid-2015.” Therefore, based on the present economic conditions, and FOMC’s forward guidance, the likelihood of sharp increases in market interest rates in the near future is remote. However, it is only prudent to be planning for possible higher mid-term and long-term market interest rates in 2013 and higher short term rates in 2014 and beyond.

Ideally, management would prefer to maintain lower six-month and one-year gap ratios to limit reinvestment risk at historically low levels while maintaining a higher three-year gap ratio to be positioned to reinvest assets after interest rates have increased significantly over a period of time. For example, even if the FOMC were to act a year earlier than planned in 2014, it would be at least until late 2015 that interest rates would near the highs of the next rate cycle. Therefore, it is important for the Corporation to keep the one-year gap ratio on the low side of management’s preferred range, while maintaining the three-year gap ratio on the high end of the preferred range. To this regard, the Corporation is already higher on the one-year gap ratio than would be preferred, while the three-year gap ratio is already on the higher side of the preferred range to ensure adequate performance out three years, given higher interest rates. The risk to positioning for higher interest rates too early is subjecting the Corporation to more repricing risk and lower net interest margin. That is already occurring to a moderate degree. Management will make future asset liability decisions that are consistent with reducing the one-year gap ratio while maintaining the three-year gap ratio at a higher level to protect against future interest rate increases.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of September 30, 2012, the Corporation was within guidelines for all of the above measurements except the securities portfolio liquidity as a percentage of assets. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 5% and 10% of total assets. As of September 30, 2012, these cash flows represented 4.6% of total assets, just under the lower guideline. However, when factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 7.8% of total assets. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management has been carrying an average of $15 million or more of readily available cash on hand and approximately $30 to $35 million of cash and cash equivalents on a daily basis throughout most of 2012, and expects this will continue in the near future. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

Index ENB FINANCIAL CORP

Interest Rate Risk

Interest rate risk is measured using two analytical tools:

•	Changes in net interest income
•	Changes in net portfolio value

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value. The modeling is generally conducted under seven different interest rate scenarios. The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, 300, or 400 basis points, or decrease 50 or 100 basis points. The results obtained through the use of forecasting models are based on a variety of factors. Both the net interest income and fair value forecasts make use of the maturity and repricing schedules to determine the changes to the balance sheet over the course of time. Additionally, there are many assumptions that factor into the results. These assumptions include, but are not limited to, the following:

•	Projected interest rates
•	Timing of interest rate changes
•	Changes to the yield curve
•	Prepayment speeds on the loans and mortgage-backed securities
•	Anticipated calls on financial instruments with call options
•	Deposit and loan balance fluctuations
•	Economic conditions
•	Consumer reaction to interest rate changes

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of September 30, 2012. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. Management does run expected growth scenarios through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

Index ENB FINANCIAL CORP

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation that would be experienced over one year, assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk. The analysis of changes in net interest income due to changes in interest rates is commonly referred to as interest rate sensitivity. The Corporation has historically been liability sensitive; meaning that as interest rates go up, the Corporation would likely achieve lower levels of net interest income due to sharper increases in the cost of funds than increases in asset yield. Conversely, if rates go down, there would be sharper reductions in the cost of funds than decreases to asset yield, causing an increase to net interest income. However, more recently the Corporation is becoming more balanced or neutral to the impact of interest rate changes on net interest income. The Corporation’s one-year gap ratio of 103% as of September 30, 2012 indicates a balanced amount of cumulative assets maturing versus liabilities maturing. However, because the interest rate sensitivity analysis, based on the repricing of assets and liabilities, shows a slight negative exposure to increased rates in two of the modeled interest rate scenarios, the Corporation’s asset liability position would still be categorized as liability sensitive.

The third quarter 2012 analysis projects the net interest income expected in the seven modified rate scenarios on a one-year time horizon. As of September 30, 2012, the Corporation was within guidelines for the maximum amount of net interest income declines, given five of the seven rate scenarios. Importantly, the unchanged and all four rates up scenarios were within guidelines, with only the two rates down scenarios slightly outside of guidelines. Any reduction in rates is highly unlikely due to the current Federal funds level and the relationship between Prime rate and the Federal funds rate. Prime rate is the driver rate on the Corporation’s asset liability model. Since the Prime rate has consistently remained at 300 basis points over the Federal funds rate for well over a decade and the Federal funds rate is at 0.25%, it is unlikely we would see even a 0.25% reduction in rates as this would drive the target Federal funds rate to zero. The only possible change to allow the Prime rate to drop by more than 0.25% would require a change in the historical 300 basis point relationship between Prime and the Federal funds rate. The Corporation’s projected net interest income fluctuations given the different rate scenarios have changed slightly since December 31, 2011, with all scenarios reasonable and plausible.

The rates-down 50 and 100 basis point scenarios showed a decline in net interest income that is just outside of the Corporation’s established guidelines of 2.5% and 5.0%, respectively. However, given the unlikelihood of any rate decreases at this time, management was not concerned about these measurements. As of September 30, 2012, the Federal funds stated target rate remained between 0.00% and 0.25%, but effectively the rate has been 0.25% since December 2008. It is very unlikely the Federal Reserve would lower any key rates, including Federal funds or the Discount rate further.

Management’s primary concern in this current rate environment is with higher interest rate scenarios; therefore, they are reviewed with more scrutiny. For the rates-up 100 and 200 basis-point scenarios, net interest income decreased when compared to the rates unchanged scenario, by 4.1% in the rates up 100 basis-point scenario, and 2.7% in the rates up 200 basis-point scenario. The decreases are primarily due to the fact that the Corporation would not experience an increase in interest income on its portfolio of fixed rate loans and securities, but would see an increase in its cost of funds as deposit costs increase even if they are held to a percentage of the rate increase. Nearly all the Corporation’s securities are fixed rate instruments, while approximately 72% of the loan portfolio is at fixed rates. Only about one-sixth of the Corporation’s primary assets would reprice to a higher rate given an increase in the Prime rate. Also contributing to higher decreases in net interest income in the rates up 100 basis-point scenario, is a minority segment of Prime-based commercial lines of credit floored at 4.00% or higher. Given a 100 basis point increase in interest rates, the loans already floored at 4.00% would only see a 0.25% increase in interest rate rather than the full 1.00%. This is unique to the up 100 basis point scenario and helps explain why there is less of a reduction in net interest income given rates up 200 basis points. Additionally, for all scenarios, projections are diminished slightly since the interest rate sensitivity analysis is now based on a balance sheet projection showing no asset growth, meaning there are fewer interest earning assets that will have the ability to reprice as rates increase. The analysis is based on assuming no loan growth from current balances, as well as no securities or deposit growth. With such an assumption, it is harder to achieve net interest income growth and it would be expected that this income would decline or grow at a very slow rate.

For the rates up 300 and 400 basis-point scenarios, the net interest income increases, by 2.5% in the rates up 300 basis-point scenario, and by 9.3% in the rates up 400 basis-point scenario, compared to the rates unchanged scenario. The positive impact of significantly higher rates is primarily due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the Corporation’s relatively high interest earning cash balances and that component of the loans and securities portfolios that reprice in less than one year. This more than offsets the normal liability sensitivity of the Corporation, where a larger amount of liabilities reprice than assets, but they are only repricing by a fraction of the rate change. The more aggressive rates up scenarios also benefit from known historical experience of deposit rate increases lagging and slowing in the pace of the increase as interest rates continue to rise. For example, in the initial 100 and 200 rate increases, savings accounts may reprice 25 basis points higher for every 100 basis point of interest rate increase, while in the 300 and 400 rates up scenarios that scale may drop to 20 and 15 basis points, respectively. This in essence allows management the ability to neutralize the impact of higher rates by controlling the large amount of liabilities that are repricing. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly over the next twelve months.

Index ENB FINANCIAL CORP

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned under “Changes in Net Interest Income” above. As of September 30, 2012, the Corporation was within guidelines for all scenarios with the rates up exposures showing slightly more volatility compared to the December 31, 2011 measurements. Generally, the rates up scenarios showed between 2% and 4% more exposure than the December 31, 2011 measurements. The slight increase in fair value exposure can be attributed to a larger securities portfolio which had a larger impact on the overall length of the Corporation’s assets. This indicates that, as rates rise, the Corporation loses net portfolio value, with the value of assets declining at a faster rate than the decrease in the value of deposits. As a result, beginning in the third quarter of 2012, management acted to reduce the securities portfolio duration by purchasing shorter instruments. The securities portfolio duration has been declining throughout 2012 and management expects further declines in the future. Management has also reviewed the duration and price volatility of all of the Corporation’s securities to identify and target those taxable securities with the most exposure to higher interest rates for possible sale when it is advantageous to do so, based on market conditions. It is anticipated that these actions, along with carrying larger cash levels, will allow the Corporation to show slight reductions in the rates up exposure to net portfolio value in the final quarter of 2012 and into 2013.

The weakness with the net portfolio value analysis is that it assumes liquidation of the Corporation rather than as a going concern. For that reason, it is considered a secondary measurement of interest rate risk to “Changes in Net Interest Income” discussed above.

Index ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2012, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index ENB FINANCIAL CORP

PART II – OTHER INFORMATION

September 30, 2012

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Nothing to Report

Item 3.	Defaults Upon Senior Securities – Nothing to Report

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information – Nothing to Report
67

Index ENB FINANCIAL CORP

Item 6.	Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Incorporation of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	2011 Employee Stock Purchase Plan	****

10.3	2010 Non-Employee Directors’ Stock Plan	*****

11	Statement re: computation of per share earnings (Included on page 4 herein)	4

31.1	Section 302 Chief Executive Officer Certification	71

31.2	Section 302 Principal Financial Officer Certification	72

32.1	Section 1350 Chief Executive Officer Certification	73

32.2	Section 1350 Principal Financial Officer Certification	74

*	Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.

**	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.

***	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2008.

****	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.

*****	Incorporated herein by reference to Exhibit 10 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 4, 2010.

Index ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: November 14, 2012	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
President & CEO

Dated: November 14, 2012	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

Index ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2011 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)
10.3	2010 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 71
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 72
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 73
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 74

