Form 10-K
period 2012-12-31
ENB Financial Corp
filed 2013-03-28
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to __________________

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

Yes ☐          No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, was approximately $43,394,634.

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2013, was 2,852,194.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be held on May 7, 2013, is incorporated into Parts III and IV hereof.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	Economic conditions
•	Monetary and interest rate policies of the Federal Reserve Board
•	Volatility of the securities markets
•	Effects of the failure of the Federal government to reach agreement to raise the debt ceiling or avoid sequester and the negative effects on economic or business conditions as a result
•	Effects of deteriorating market conditions, specifically the effect on loan customers to repay loans
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Changes in deposit flows, loan demand, or real estate and investment securities values
•	Changes in accounting principles, policies, or guidelines
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
•	The impact of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations issued thereunder.

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

Table of Contents ENB FINANCIAL CORP

The basic business of the Corporation is to provide a broad range of financial services to individuals and small-to-medium-sized businesses in Northern Lancaster County and surrounding market areas. The Corporation utilizes funds gathered through deposits from the general public to originate loans. The Corporation offers time, demand, and savings deposits, and secured and unsecured commercial, real estate, and consumer loans. Ancillary services that provide added convenience to customers include direct deposit and direct payments of funds through Electronic Funds Transfer, ATMs linked to the Star® network, telephone and internet banking, remote deposit capture, MasterCard® debit cards, Visa® or MasterCard credit cards, and safe deposit box facilities. The Corporation also offers a full complement of trust and investment advisory services through ENB’s Money Management Group.

As of December 31, 2012, the Corporation employed 226 persons, consisting of 182 full-time and 44 part-time employees. The number of full-time employees increased by two, while the number of part-time employees decreased by four from the previous year-end. Growth in the number of full-time employees is attributable to an additional Ag Lending Trainee and a Staff Accountant. The reduction in part-time employees is attributable to normal variations in staffing which is dependent on the need for part-time staff and the hours they are able to work. A collective bargaining agent does not represent the employees.

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

The Corporation’s headquarters and main campus are located in Ephrata, Pennsylvania. The Corporation’s main office and drive-up are located in downtown Ephrata, while the Cloister office is also located within Ephrata Borough. As such, the Corporation has a very strong presence in Ephrata Borough, a community with a population of approximately 13,000. When surrounding areas that also share an Ephrata address and zip code are included, the population is over 32,000 based on 2010 census data. The Corporation ranks a commanding first in deposit market share in the Ephrata area with 46.0% of deposits as of June 30, 2012, based on data compiled annually by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s deposit market share in the Ephrata area was 46.8% as of June 30, 2011. The Corporation’s very high market share in the Ephrata area equates to a saturation of the local market that has led to the expansion of the Corporation’s branch network.

The Corporation’s market area has expanded beyond Ephrata to encompass most of northern Lancaster County, with the exception of the most western parts of the County. The majority of this expansion has occurred with the

Table of Contents ENB FINANCIAL CORP

addition of four new branch offices since 1999, bringing the total offices to eight. Lancaster County ranks high nationally as a favored place to reside due to its scenic and fertile farmland, low cost of living, diversity of the local economy, and proximity to large several large metropolitan areas. As a result, the area has experienced significant population growth and development. The population growth of Lancaster County has remained above both Pennsylvania and national growth levels over the past fifty years. Additionally, the population of Lancaster County has recently eclipsed half a million, with 2010 census information showing an estimated population of 508,000. The FDIC deposit market share data ranked the Corporation 5th in deposit market share in Lancaster County, with 6.2% of deposits as of June 30, 2012. The Corporation held 6.3% of deposit market share as of June 30, 2011.

In the course of attracting and retaining deposits and originating loans, the Corporation faces considerable competition. The Corporation competes with other commercial banks, savings and loan institutions, and credit unions for traditional banking products, such as deposits and loans. Based on FDIC summary of deposit data, there were 18 banks and savings associations and 13 credit unions operating in Lancaster County as of June 30, 2012. This compares to 16 banks and savings associations and 11 credit unions as of June 30, 2011. The Corporation competes with consumer finance companies for loans, mutual funds, and other investment alternatives for deposits. The Corporation competes for deposits based on the ability to provide a range of products, low fees, quality service, competitive rates, and convenient locations and hours. The competition for loan origination generally relates to interest rates offered, products available, quality of service, and loan origination fees charged. Several competitors within the Corporation’s primary market have substantially higher legal lending limits that enable them to service larger loans and larger commercial customers.

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

Management was active in 2012 in executing on these strategic plan goals, obtaining two new sites for branch offices. In January 2013 management signed a long-term lease for the next full service branch office in Leola, PA, which is scheduled to open on May 13, 2013. Additionally, in February management settled on a property located in Myerstown, PA, that will become the Corporation’s tenth full service branch. This office is scheduled to open in the fourth quarter of 2013.

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in northern Lancaster County, Pennsylvania. Agricultural purpose loans make up just under 25% of the loan portfolio; however, these loans are further diversified according to type of agriculture, of which dairy is the largest component. The business activities of the Corporation are generally not seasonal in nature. The sizable agricultural portfolio has minority elements that are predominately seasonal in nature due to typical farming operations. Financial instruments with concentrations of credit risk are described in Note P of the Notes to Consolidated Financial Statements included in this Report. The concentration of credit risk information in Note P is incorporated by reference into this Part I, Item 1.

Supervision and Regulation

General Overview

Bank holding companies operate in a highly regulated environment and are routinely examined by federal and state regulatory authorities. The following discussion concerns various federal and state laws and regulations and the potential impact of such laws and regulations on the Corporation and the Bank.

Table of Contents ENB FINANCIAL CORP

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

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. Bank operations are subject to regulations of the OCC, the Consumer Financial Protection Bureau, the Board of Governors of the Federal Reserve System, and the FDIC.

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

Table of Contents ENB FINANCIAL CORP

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

Table of Contents ENB FINANCIAL CORP

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

Those public companies with public floats under $75 million that did not qualify under the smaller reporting company were considered non-accelerated filers. Both were not subject to Section 404b. The non-accelerated filers also included publicly traded companies that previously did have a public float over $75 million but were now less than $50 million due to market conditions, specifically lower market value of their stock. The Corporation continues to meet the definition of a smaller reporting company as it has a public equity float of approximately $43.4 million as of June 30, 2012.

On October 2, 2009, the SEC announced, concurrent with the release of its most recent cost-benefit study that the Commission was granting a final deferral of the effective date of Section 404b for small companies, extending the deadline to annual reports for fiscal years ending after June 15, 2010. Then on July 21, 2010, when the Dodd-Frank Act was signed into law, Section 404b was permanently deferred for all smaller reporting companies.

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
9

Table of Contents ENB FINANCIAL CORP
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

Table of Contents ENB FINANCIAL CORP

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

Table of Contents ENB FINANCIAL CORP

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

Table of Contents ENB FINANCIAL CORP

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.” For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2012, and December 31, 2011. This designation has benefited the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate. The FDIC adjusts the insurance rates when necessary. FDIC insurance rates have been significantly higher in recent years compared to years prior to the financial crisis. In 2008, during the financial crisis, the FDIC insurance limit was increased from $100,000 to $250,000 along with unlimited insurance coverage on non-interest bearing deposits and interest bearing deposit balances with rates less than or equal to 0.50%. Significant increases in the FDIC insurance costs were assessed in 2009 to both cover the increased level of bank failures that were occurring and the higher level of coverage. Since then the number of bank failures has significantly declined and the FDIC has been able to decrease the cost of the insurance. The total FDIC assessments paid by the Bank in 2012 were $314,000.

In addition to FDIC insurance costs, the Bank is subject to assessments to pay the interest on Financing Corporation Bonds. Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions. These assessment rates are set quarterly. The total Financing Corporation assessments paid by the Bank in 2012 were $45,000.

In the third quarter of 2009, the FDIC announced that they would be requesting that banks prepay three years’ worth of assessments at the end of 2009 to help replenish the severely depleted Deposit Insurance Fund (DIF). The Bank paid $2.3 million in prepaid FDIC insurance on December 30, 2009. The entire amount was recorded as a prepaid expense (asset). Each quarter in years 2010 through 2012, the Bank recorded an expense (charge to earnings) for its regular quarterly assessment for the quarter with an offsetting credit to the prepaid asset. Because of decreases in the amount of FDIC assessments charged each quarter, the Bank had an excess balance of $936,000 in the prepaid FDIC insurance asset account as of December 31, 2012. This amount will be returned to the Bank by the FDIC through the quarterly assessment process in 2013.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act made the temporary $250,000 FDIC insurance coverage the permanent standard maximum deposit insurance amount. Additionally, on February 7, 2011, the Board of Directors of the FDIC approved a final rule based on the Dodd-Frank Act that revises the assessment base from one based on domestic deposits to one based on assets. This change, which was effective in April 2011, saved the Corporation a significant amount of FDIC insurance premiums resulting in the balance remaining in the prepaid asset account as of December 31, 2012. Total FDIC insurance premiums paid in 2012 were $359,000, a $141,000, or 28.2% reduction, from premiums paid in 2011.

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

The CRA, as amended, also requires that the OCC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a descriptive rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance, along with a statement describing the basis for the rating. These ratings are publicly disclosed. The Bank received an outstanding rating on the most recent CRA Performance Evaluation completed on May 7, 2012.

Table of Contents ENB FINANCIAL CORP

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

Proposed Regulatory Capital Changes

In June 2012, the Federal Reserve Bank, the FDIC, and the OCC issued proposed rules that would revise bank regulatory capital requirements and the risk-weighted asset rules. These rules represent the most extensive changes to bank capital requirements in the recent past. The rules will extend large parts of a regulatory capital administration to all U.S. banks and their holding companies, other than the smallest bank holding companies (generally, those with under $500 million in consolidated assets). The implementation of the rules has been delayed several times and it is uncertain when they will go into effect at this time. Below is a summary:

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

Summary of proposed rules for risk-weighted assets

The proposal would expand the number of risk-weighted categories and increase the required capital for certain categories of assets, including higher-risk residential mortgages and higher-risk construction real estate loans. In addition, the rule would:

•	revise risk weights for residential mortgages based on LTV ratios and certain loan characteristics, assigning risk weights between 35% and 200%;
•	increase capital requirements for past-due loans from 100% to 150% and set the risk weight for high volatility commercial real estate loans at 150%; and
•	revise the risk-weighted percentage for unused commitments with an original maturity of one year or less from 0% to 20% unless the commitment is unconditionally cancelable by the bank.

Table of Contents ENB FINANCIAL CORP

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

In the following section, certain significant enacted or proposed legislation is discussed that either has impacted, or is likely to impact the Corporation. Certain legislation was enacted several years ago that had phase-in periods or requirements that only began impacting the Corporation in 2008. Other significant legislation, like the USA Patriot Act, was enacted several years ago and continues to be a focus of regulatory agencies. The sub-prime crisis, which became apparent in 2007, and the broader credit crisis that followed in 2008, resulted in a

Table of Contents ENB FINANCIAL CORP

number of very historical legislative changes that occurred in late 2008, and continue to the time of this report. This legislation, along with other legislation currently under consideration by Congress or various regulatory or professional agencies, is also discussed below.

JOBS Act

On April 5, 2012, President Obama signed the Jumpstart Our Business Startups Act (the “JOBS Act”) into law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

•	raising the threshold requiring registration under the Securities Exchange Act of 1934 (the "Exchange Act") for banks and bank holdings companies from 500 to 2,000 holders of record;
•	raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record;
•	raising the limit for Regulation A offerings from $5 million to $50 million per year and exempting some Regulation A offerings from state blue sky laws;
•	permitting advertising and general solicitation in Rule 506 and Rule 144A offerings;
•	allowing private companies to use "crowdfunding" to raise up to $1 million in any 12-month period, subject to certain conditions; and
•	creating a new category of issuer, called an "Emerging Growth Corporation," for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity IPO and complying with public company reporting obligations for up to five years.

While the JOBS Act is not expected to have any immediate application to the Corporation, management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally creates a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank is expected to have a significant impact on the Corporation’s business operations as its provisions take effect. It is difficult to predict at this time what specific impact Dodd-Frank with its implementing rules and regulations will have on community banks. However, it is expected that, at a minimum, they will increase the Corporation’s operating and compliance costs and could increase interest expense. Among the provisions that are likely to affect the Corporation are the following:

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

Corporate Governance

Dodd-Frank requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The SEC has finalized the rules implementing these requirements which took effect on January 21, 2011. The Corporation was exempt from these requirements until January 21, 2013, due to its status as a smaller reporting company. Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding

Table of Contents ENB FINANCIAL CORP

companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded. Dodd-Frank also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The final rule, as issued, is not expected to have a material impact on the Corporation’s lending activities and on the Corporation’s Statements of Income or Financial Condition.

Regulation E – Electronic Fund Transfer Act

On November 17, 2009, the Federal Reserve Board announced a final rule requiring consumer consent for overdraft fees on ATM and one-time debit card transactions. The rule requires affirmative consumer consent, referred to as opt-in, for charging overdraft fees on these types of transactions. Issued on November 12, 2009, as an amendment to Regulation E, which implements the Electronic Fund Transfer Act, the final rule had a July 1, 2010 mandatory compliance date. The new rule’s prohibitions and requirements were extensive including:

Table of Contents ENB FINANCIAL CORP

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

Primarily as a result of this legislation, overdraft fee income was reduced by approximately 25% from 2009 to 2010, and 20% from 2010 to 2011. Overdraft fee income declined by 14% in 2012, but this decline was primarily due to an internal change in posting order that was not a result of any new legislation. Management expects overdraft fee income to stabilize in 2013.

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

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein, from Item 6 on page 31 and the Consolidated Statements of Income on page 74 as found in this Form 10-K filing.

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

Table of Contents ENB FINANCIAL CORP

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

Table of Contents ENB FINANCIAL CORP

and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Corporation.

As of December 31, 2012, 46.8% of the Corporation’s loan portfolio consisted of commercial, industrial, and construction loans secured by real estate. Another 14.6% of the Corporation’s loan portfolio consisted of commercial loans not secured by real estate. These types of loans are generally viewed as having more risk of default than consumer real estate loans or other consumer loans. These types of loans are also typically larger than consumer real estate loans and other consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

A breach of information security could negatively affect our earnings.

Increasingly, we depend upon data processing, communication, and information exchange on a variety of computing platforms and networks, and over the Internet. While to date we have not been subject to cyber attacks or other cyber incidents, we cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Disruptions to our vendors’ systems may arise from events that are wholly or partially beyond our vendors’ control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we and our third party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings. In addition, our reputation could be damaged which could result in loss of customers, greater difficulty in attracting new customers, or an adverse affect on the value of our common stock.

The Basel III capital requirements may require us to maintain higher levels of capital, which could reduce our profitability.

If adopted as proposed, Basel III targets higher levels of base capital, certain capital buffers, and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over the next decade and may change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The direction of the Basel III implementation

Table of Contents ENB FINANCIAL CORP

activities or other regulatory viewpoints could require additional capital to support our business risk profile prior to final implementation of the Basel III standards. If the Corporation and the Bank are required to maintain higher levels of capital, the Corporation and the Bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to the Corporation and the Bank and adversely impact our financial condition and results of operations.

Future credit downgrades of the United States Government due to issues relating to debt and the deficit may adversely affect the Corporation.

As a result of failure of the federal government to reach agreement over federal debt and the ongoing issues connected with the debt ceiling, certain rating agencies placed the United States Government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade.  The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Corporation invests and receives lines of credit on negative watch and a downgrade of the United States credit rating would trigger a similar downgrade in the credit rating of these government sponsored enterprises.  Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States credit rating be downgraded.

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

Table of Contents ENB FINANCIAL CORP

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

None

Table of Contents ENB FINANCIAL CORP

Item 2. Properties

ENB Financial Corp’s headquarters and main office of Ephrata National Bank are located at 31 East Main Street, Ephrata, Pennsylvania.

Listed below are the office locations of properties owned by the Corporation. No mortgages, liens, or encumbrances exist on any of the Corporation’s owned properties. As of December 31, 2012, the Corporation did not lease any locations.

		Location	Bldg
Property Location	Owned	Acreage	Sq Ftg

Corporate Headquarters/Main Office	Owned	0.50	49,236
31 East Main Street
Ephrata, Pennsylvania

ENB's Money Management Group	Owned	0.17	11,156
47 East Main Street
Ephrata, Pennsylvania

Technology Center	Owned	0.43	12,208
31 East Franklin Street
Ephrata, Pennsylvania

Main Street Drive-In	Owned	0.41	700
42 East Main Street
Ephrata, Pennsylvania

Cloister Office	Owned	2.00	7,393
809 Martin Avenue
Ephrata, Pennsylvania

Hinkletown Office	Owned	1.30	4,563
935 North Railroad Avenue
New Holland, Pennsylvania

Denver Office	Owned	1.40	5,181
1 Main Street
Denver, Pennsylvania

Akron Office	Owned	1.50	5,861
351 South 7th Street
Akron, Pennsylvania

Lititz Office	Owned	3.53	5,555
3190 Lititz Pike
Lititz, Pennsylvania

Blue Ball Office	Owned	2.27	6,000
110 Marble Avenue
East Earl, Pennsylvania

Manheim Office	Owned	2.81	5,150
1 North Penryn Road
Manheim, Pennsylvania

In addition to the above properties, the Corporation owns two other properties located in the Corporation’s Ephrata Main Street Campus. These properties were acquired in 2002, when a group of properties adjacent and surrounding the Corporation’s Main Office was purchased. These two properties are being held for future use or

Table of Contents ENB FINANCIAL CORP

possible sale. The other properties purchased in 2002 have been remodeled as office or operational space and are reflected in the offices shown above. The Corporation also owns a 4 acre parcel of land in Ephrata Borough that was converted from other real estate owned to Bank property as of December 31, 2011. The parcel is being evaluated for future expansion plans.

Item 3. Legal Proceedings

The nature of the Corporation’s business generates a certain amount of litigation involving matters arising in the ordinary course of business; however, in the opinion of management, there are no material proceedings pending to which the Corporation is a party to, or which would be material in relation to the Corporation’s undivided profits or financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation. In addition, no material proceedings are pending, known to be threatened, or contemplated against the Corporation by governmental authorities.

Item 4. Mine Safety Disclosures - None

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation has only one class of stock authorized, issued, and outstanding, which consists of common stock with a par value of $0.20 per share. As of December 31, 2012, there were 12,000,000 shares of common stock authorized with 2,869,557 shares issued, and 2,851,952 shares outstanding to approximately 1,590 shareholders. The Corporation’s common stock is traded on a limited basis on the OTCBB under the symbol “ENBP.” Prices presented in the table below reflect high and low prices of actual transactions known to management. Prices and dividends per share are adjusted for stock splits. Market quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not reflect actual transactions.

	2012			2011
	High	Low	Dividend	High	Low	Dividend

First quarter	$24.00	$21.50	$0.25	$23.95	$21.50	$0.24
Second quarter	26.00	22.50	0.25	25.00	22.65	0.24
Third quarter	29.00	25.05	0.25	25.00	22.50	0.24
Fourth quarter	29.00	26.80	0.25	26.00	21.00	0.24

Source - SNL Financial LC

Dividends

Since 1973, the Corporation has paid quarterly cash dividends on or around March 15, June 15, September 15, and December 15 of each year. Prior to 1973, dividends were paid semi-annually. The Corporation currently expects to continue the practice of paying quarterly cash dividends to its shareholders for the foreseeable future. However, future dividends are dependent upon future earnings. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. In addition, under Pennsylvania corporate law, the Corporation may not pay a dividend if, after issuing the dividend (1) the Corporation would be unable to pay its debts as they become due, or (2) the Corporation’s total assets would be less than its total liabilities plus the amount needed to satisfy any preferential rights of shareholders. In addition, as declared by the Board of Directors, Ephrata National Bank’s dividend restrictions apply indirectly to ENB Financial Corp because cash available for dividend distributions will initially come from dividends Ephrata National Bank pays to ENB Financial Corp. See Note M to the consolidated financial statements in this Form 10-K filing, for information that discusses and quantifies this regulatory restriction.

Table of Contents ENB FINANCIAL CORP

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

Purchases

The following table details the Corporation’s purchase of its own common stock during the fourth quarter of 2012.

Issuer Purchase of Equity Securities

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

October 2012	2,240	$28.30	2,240	52,860
November 2012	5,800	$28.53	5,800	47,060
December 2012	1,700	$27.50	1,700	45,360

Total	9,740

*On August 13, 2008, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s Dividend Reinvestment Plan, Employee Stock Purchase Plan, and Non-Employee Directors’ Stock Plan. The first purchase of common stock under this plan occurred on August 27, 2008. By December 31, 2012, a total of 94,640 shares were repurchased at a total cost of $2,388,000, for an average cost per share of $25.23. Management may choose to repurchase additional shares in 2013.

Recent Sales of Unregistered Securities and Equity Compensation Plan

The Corporation does not have an equity compensation plan and has not sold any unregistered securities.

Shareholder Performance Graph

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on ENB Financial Corp’s common stock against the cumulative total return of the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index for the period of six fiscal years commencing December 31, 2007, and ending December 31, 2012. The graph shows that the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2007, in each of the following: the Corporation’s common stock, the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index and that all dividends were reinvested in those securities over the past six years, the cumulative total return on such investment would be $130.51, $119.09, $95.49, and $80.30, respectively. The shareholder return shown on the graph below is not necessarily indicative of future performance.

Table of Contents ENB FINANCIAL CORP

Total Return Performance
150
125
100
75
50
25
0
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
ENB Financial Corp
Russell 2000
Mid-Atlantic Custom Peer Group*
SNL Small Cap Bank Index

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
ENB Financial Corp	100.00	99.81	85.95	95.53	97.16	130.51
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
Mid-Atlantic Custom Peer Group*	100.00	78.25	74.51	82.19	82.68	95.49
SNL Small Cap Bank Index	100.00	84.06	59.08	72.17	68.94	80.30

*Mid-Atlantic Custom Peer Group consists of 151 commercial banks located in the Mid-Atlantic states of Pennsylvania, New York, New Jersey, Maryland, and Delaware.  The largest bank in this peer group had assets of $982 million and the smallest had assets of $24 million.

Table of Contents ENB FINANCIAL CORP

Item 6  - Selected Financial Data

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data set forth below should be read in conjunction with the Corporation's financial statements and their accompanying notes presented elsewhere herein.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	$	$	$	$	$
INCOME STATEMENT DATA
Interest income	28,267	31,233	32,754	33,803	34,725
Interest expense	6,413	8,246	10,547	12,818	14,598
Net interest income	21,854	22,987	22,207	20,985	20,127
Provision (credit) for loan losses	(975)	1,575	1,800	2,920	669
Other income	7,277	7,082	6,960	6,440	4,907
Other expenses	21,169	20,160	20,057	20,069	20,468
Income before income taxes	8,937	8,334	7,310	4,436	3,897
Provision (benefit) for federal income taxes	1,295	1,186	965	136	(117)
Net income	7,642	7,148	6,345	4,300	4,014

PER SHARE DATA
Net income (basic and diluted)	2.68	2.50	2.23	1.52	1.40
Cash dividends paid	1.00	0.96	0.96	1.17	1.24
Book value at year-end	31.39	28.85	25.99	24.51	23.92

BALANCE SHEET DATA
Total assets	799,186	771,146	747,769	725,952	688,423
Total loans	414,359	412,638	415,234	427,852	411,954
Securities	305,634	284,011	259,138	236,335	214,421
Deposits	633,161	605,678	595,594	569,943	511,112
Total long-term debt	73,000	73,000	74,500	82,500	103,800
Stockholders' equity	89,515	82,471	74,233	69,576	68,045

SELECTED RATIOS
Return on average assets	0.98%	0.95%	0.85%	0.60%	0.60%
Return on average stockholders' equity	8.87%	9.22%	8.62%	6.28%	5.89%
Average equity to average assets ratio	11.11%	10.26%	9.85%	9.60%	10.20%
Dividend payout ratio	37.31%	38.40%	43.05%	76.97%	88.57%
Efficiency ratio	69.53%	65.36%	65.68%	69.01%	75.09%
Net interest margin	3.35%	3.56%	3.50%	3.43%	3.51%

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

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

Results of Operations

Overview

The Corporation recorded net income of $7,642,000 for the year ended December 31, 2012, a 6.9% increase over the $7,148,000 earned during the same period in 2011. The 2011 net income was 12.7% higher than the 2010 net income of $6,345,000. Earnings per share, basic and diluted, were $2.68 in 2012, compared to $2.50 in 2011, and $2.23 in 2010.

The extremely low interest rate environment negatively affected the yields on the Corporation’s assets during 2012. Coupled with very little loan growth, this caused the Corporation’s net interest income to decrease at a rate of 4.9%, or $1,133,000, for the year ended December 31, 2012, compared to an increase of 3.5%, or $780,000, from 2010 to 2011. Other income, excluding the gains on sales of securities and impairment losses on securities, increased 11.9%, or $755,000 in 2012, compared to 2011. Total operational costs increased by $1,009,000, or 5.0%, from 2011 to 2012.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The Corporation’s 2012 ROA was 0.98%, compared to 0.95% in 2011; ROE decreased from 9.22% in 2011 to 8.87% in 2012. The increase in ROA was primarily due to the increase in the Corporation’s earnings. The 3.2% increase in ROA was lower than the 6.9% increase in earnings due to a 2.7% growth in the Corporation’s average assets. The ROE decreased 3.8%, as the 6.9% increase in earnings was more than offset by an 11.1% increase in average equity.

Key Ratios	Year Ended
	December 31,
	2012	2011
Return on Average Assets	0.98%	0.95%
Return on Average Equity	8.87%	9.22%

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In 2012, NII generated 75.0% of the Corporation’s gross revenue stream, compared to 76.4% in 2011, and 76.1% in 2010. Since NII comprises a significant portion of the operating income, the direction and rate of increase or decrease will often indicate the overall performance of the Corporation.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets, are presented on an FTE basis. This differs from the NII reflected on the Corporation’s Statements of Income, where the NII is simply the interest earned on loans and securities less the interest paid on deposits and borrowings. By calculating the NII on an FTE basis, the added benefit of having tax-free loans and securities is factored in to more accurately represent what the Corporation earns through the NII. The FTE adjustment shows the benefit these loans and securities bring in a dollar amount because the Corporation does not pay tax on the income they generate. As a result, the FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income. The amount of FTE adjustment totaled $2,189,000 for 2012, $2,113,000 for 2011, and $1,999,000 for 2010.

Net Interest Income
(DOLLARS IN THOUSANDS)

	Year ended
	2012	2011	2010
	$	$	$

Total interest income	28,267	31,233	32,754
Total interest expense	6,413	8,246	10,547

Net interest income	21,854	22,987	22,207
Tax equivalent adjustment	2,189	2,113	1,999

Net interest income
(fully taxable equivalent)	24,043	25,100	24,206

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates charged on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

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

Short-term interest rates have decreased significantly over the past three years as a result of the economic crisis. The U.S. Treasury curve has maintained some positive slope with overnight rates close to 0.25% and the 10-year U.S. Treasury close to 2.00%. The positive slope of the yield curve has fluctuated many times in the past two years with the overnight rates remaining the same, with the 10-year U.S. Treasury varying between as high as 3.75% in 2011 and 2.39% in 2012, and as low as 1.72% in 2011, and 1.43% in 2012. The 10-year U.S. Treasury finished 2012 at 1.78%, which provided for only 153 basis points of slope off the overnight rate of 0.25%. As a result, there was a more positive slope in the yield curve during 2011 than in 2012. The average 10-year U.S. Treasury close was approximately 1.80% in 2012 versus 2.78% in 2011. The weakening in the slope of the yield curve has made it challenging for management to invest excess liquidity in investments with attractive yields. However, since deposits and borrowings generally price off short-term rates, the significant rate drops on the short end of the rate curve permitted management to continue to reduce the overall cost of funds during 2012. Over this period, management continued to reprice time deposits and borrowings to lower levels. Rates on interest bearing core deposit accounts were also reduced during 2012.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Management currently anticipates that the overnight interest rate and Prime rate will remain at these historically low levels throughout 2013 because of the current economic conditions. It is also likely that the 10-year U.S. Treasury will trade in a range similar to 2012, resulting in a positive slope similar to 2012. This will allow management to continue to price the vast majority of liabilities off very low short-term rates, while pricing loans and investing in longer securities, which are based off the 5-year and 10-year U.S. Treasury rates that are above short-term rates. However, it is important to note that the current and projected positive slope is compressed and not favorable to management in terms of holding or increasing net interest margin. The amount of slope on the U.S. Treasury curve is significantly below 2011 levels. Beyond this, if the Federal Reserve would act to increase overnight rates it is possible that the yield curve could flatten further, making it more difficult for management to protect net interest margin. Management believes a more likely scenario is mid-term and longer-term interest rates increasing prior to the Federal Reserve acting to increase overnight rates as more signs of economic recovery occur.

The following table provides an analysis of year-to-year changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME
(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Federal funds sold	—	—	—	(4)	(4)	(8)
Interest on deposits at other banks	8	25	33	24	12	36
Securities available for sale:
Taxable	262	(2,043)	(1,781)	293	(1,390)	(1,097)
Tax-exempt	653	(312)	341	687	132	819
Total securities	915	(2,355)	(1,440)	980	(1,258)	(278)
Loans	(402)	(1,088)	(1,490)	(737)	(420)	(1,157)
Regulatory stock	—	7	7	(1)	1	—
Total interest income	521	(3,411)	(2,890)	262	(1,669)	(1,407)

INTEREST EXPENSE
Deposits:
Demand deposits	4	(103)	(99)	40	(104)	(64)
Savings deposits	10	(10)	—	9	(16)	(7)
Time deposits	(94)	(764)	(858)	(548)	(1,369)	(1,917)
Total deposits	(80)	(877)	(957)	(499)	(1,489)	(1,988)

Borrowings:
Federal funds purchased	—	—	—	(1)	—	(1)
Other borrowings	(200)	(676)	(876)	(11)	(301)	(312)
Total borrowings	(200)	(676)	(876)	(12)	(301)	(313)
Total interest expense	(280)	(1,553)	(1,833)	(511)	(1,790)	(2,301)

NET INTEREST INCOME	801	(1,858)	(1,057)	773	121	894

In 2012, the Corporation’s NII on an FTE basis decreased by $1,057,000 compared to 2011, a 4.2% decrease. Total interest income on an FTE basis for 2012 decreased $2,890,000, or 8.7%, from 2011, while interest expense decreased $1,833,000, or 22.2%, from 2011 to 2012. The FTE interest income from the securities portfolio

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

decreased by $1,440,000, or 12.8%, while loan interest income declined $1,490,000, or 6.8%. During 2012, loan demand was low and the Corporation used available liquidity generated by deposits and additional borrowings to invest in securities. Although the growth in the securities portfolio added $915,000 to net interest income, the lower yields on securities caused a $2,355,000 reduction, resulting in a net decrease of $1,440,000. A decline in average loan balances throughout the year resulted in a decrease in interest income of $402,000. Decreases in loan yield reduced interest income by an additional $1,088,000, resulting in an overall decrease of $1,490,000.

Interest bearing liabilities remained stable throughout 2012. Slightly lower deposit balances, primarily time deposits, resulted in savings of $80,000 on deposit costs in total. Lower interest rates on all deposit groups caused $877,000 of savings, resulting in net savings of $957,000. Out of all the Corporation’s deposit types, demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes. The Corporation reduced demand deposit interest expense by $103,000 due to lower rates. Time deposit balances decreased resulting in a $94,000 reduction to expense, and time deposits repricing to lower interest rates reduced interest expense by an additional $764,000, causing a net reduction of $858,000 in time deposit interest expense. Even with the historically low rate environment, the Corporation was successful in increasing balances of other deposit types by providing competitive rates. As 2012 progressed and interest rates remained low, the Corporation was able to continue to reprice time deposits maturing at lower interest rates thereby reducing the cost of funds significantly. Management was also able to reduce interest rates throughout the year on the other interest bearing core deposit balances.

The average balance of outstanding borrowings decreased by $5.5 million, or 6.8%, from December 31, 2011, to December 31, 2012. The decline in total borrowings decreased interest expense by $200,000. The decline in interest rates decreased interest expense by $676,000 as long-term borrowings matured at high rates and were refinanced at much lower rates. The aggregate of these amounts was a decrease in interest expense of $876,000 related to total borrowings.

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
	2012			2011			2010

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and
deposits at other banks	20,287	80	0.40	17,769	47	0.26	8,973	19	0.21

Securities available for sale:
Taxable	194,696	4,315	2.22	186,375	6,096	3.27	178,826	7,193	4.02
Tax-exempt	91,328	5,512	6.04	80,712	5,171	6.41	69,937	4,352	6.22
Total securities (d)	286,024	9,827	3.44	267,087	11,267	4.22	248,763	11,545	4.64

Loans (a)	407,531	20,532	5.04	415,216	22,022	5.30	429,034	23,179	5.40

Regulatory stock	4,199	17	0.41	4,295	10	0.23	4,875	10	0.21

Total interest earning assets	718,041	30,456	4.24	704,367	33,346	4.73	691,645	34,753	5.03

Non-interest earning assets (d)	58,001			51,346			55,206

Total assets	776,042			755,713			746,851

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	120,861	278	0.23	119,538	377	0.32	108,863	441	0.41
Savings accounts	108,334	102	0.09	98,175	102	0.10	90,309	109	0.12
Time deposits	236,462	3,877	1.64	241,357	4,735	1.96	264,581	6,652	2.51
Borrowed funds	74,298	2,156	2.90	79,754	3,032	3.80	80,451	3,345	4.16
Total interest bearing liabilities	539,955	6,413	1.19	538,824	8,246	1.53	544,204	10,547	1.94

Non-interest bearing liabilities:
Demand deposits	146,260			135,695			123,838
Other	3,634			3,629			5,229
Total liabilities	689,849			678,148			673,271

Stockholders' equity	86,193			77,565			73,580

Total liabilities & stockholders' equity	776,042			755,713			746,851

Net interest income (FTE)		24,043			25,100			24,206

Net interest spread (b)			3.05			3.20			3.09
Effect of non-interest
bearing funds			0.30			0.36			0.41
Net yield on interest earning assets (c)			3.35			3.56			3.50

(a) Includes balances of non-accrual loans and the recognition of any related interest income.  Average balances also include net deferred loan costs (fees) of $23,000 in 2012, ($105,000) in 2011, and ($227,000) in 2010.  Such fees recognized through income and included in the interest amounts totaled $2,000 in 2012, $6,000 in 2011, and $55,000 in 2010.

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s interest income decreased at a faster pace than interest expense, resulting in a lower NIM of 3.35% for 2012, compared to 3.56% for 2011. The yield earned on assets dropped 49 basis points while the rate paid on liabilities dropped 34 basis points. Management anticipates NIM compression in 2013 as asset yields continue to decline and significant cost of funds savings become more challenging to achieve. Prime rate decreases that have a negative impact to loan yield should be over now that the target Federal funds rate is between 0.00% and 0.25%. Previously in 2011, management was able to price the majority of new Prime-based loans with a Prime floor of 4.00%, which acted to limit the loss in yield as customers converted to variable rate Prime-based pricing. However, as the competitive forces continued to intensify and Treasury rates declined further, management had to revert to pricing most commercial customers at the Prime rate later in 2011. The Prime rate is materially below typical fixed-rate business and commercial loans, which generally range between 3.50% and 6.00%, depending on term and credit risk. Management was able to price customers with higher levels of credit risk at Prime plus pricing but these rates were still generally below the fixed rate loan-pricing levels. While Prime-based loans will aid the Corporation when interest rates rise, any increase in Prime-based loans will generally cause the Corporation’s average loan yield to decrease. There are times when sufficient growth in the loan portfolio can make up for decreases in yield and provide a higher overall interest income on loans. However, with the Prime rate at extremely low levels, even with Prime-plus loans being originated, the net impact is generally a reduction of loan yield. This occurs as more variable rate loan growth is occurring than fixed rate loan growth. Additionally, many consumers and businesses are taking the opportunity presented by the historically low Prime rate to borrow additional amounts on existing lines of credit not fully utilized. Nearly all of the Prime or Prime-plus rates on the Corporation’s business and commercial lines of credit are below the business and commercial fixed rates. Growth in this type of loan does not provide the amount of income generated on fixed rate loans. The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Yields on the Corporation’s securities declined 78 basis points for the year 2012, compared to 2011. This compares to a 42 basis point decline in securities yield that occurred from 2010 to 2011. Beginning in 2009, most reinvestment of securities has occurred at lower interest rates, causing lower portfolio return. During 2011 and 2012, most of the cash flow received from the securities portfolio was reinvested at significantly lower yields. In an effort to minimize the loss of security yield, purchases of corporate and tax-exempt municipal bonds that qualify as alternative minimum tax exempt were executed. However, as the period of historically low rates grew longer, more and more of the Corporation’s securities matured and had to be invested at lower rates. With relatively low loan demand in the past four years, management had to direct most cash flows from securities back into securities. The low point in reinvestment at lower rates was in July 2012 when the 10-year U.S. Treasury was as low as 1.43%. The 10-year yield was 1.89% as of December 31, 2011, and had risen as high as 2.39% in March 2012, but steadily declined after that, finishing 2012 at 1.78%. Management anticipates that the U.S. Treasury rates will remain low in 2013 with normal cyclical fluctuations, but no material changes in the curve. Portfolio yield will likely retreat further as a result of a less favorable slope to the yield curve with little slope between the short end and long end of the curve.

The rate paid on deposits and borrowings decreased for the year ended December 31, 2012, from the same period in 2011. Management follows a disciplined pricing strategy on core deposit products that are not rate sensitive, meaning that the balances do not fluctuate significantly when interest rates change. The pricing strategy helped to manage the cost of funds by reducing interest expense on demand deposits by 9 basis points, on savings deposits by 1 basis point, and on time deposits by 32 basis points in 2012. Management captured rate savings on time deposits as large portions of the time deposit portfolio repriced downward as interest rates declined. Typically, the Corporation sees increases in time deposits during periods when consumers are not confident in the stock market and economic conditions deteriorate. During these periods, there is a “flight to safety” to federally insured deposits. This trend occurred in 2009 and 2010, but time deposit balances declined throughout 2011 and 2012. As the rate between time deposits and core deposits narrows, many customers have chosen to transfer funds from maturing time deposits into checking and savings accounts. A newer trend affecting deposit growth is customers’ concern about the financial health of their financial institution, which supersedes their interest in obtaining the best market interest rates. This trend benefits the Corporation due to its stronger capital and better earnings performance than several local competitors. The Corporation’s Bauer Financial rating of 5, the highest level of their rating scale, has assisted the Bank in gaining deposits over the past several years.

The Corporation’s average rate on borrowed funds decreased by 90 basis points from 2011 to 2012, as several long-term borrowings matured and management was able to refinance into new long-term borrowings at significantly lower interest rates. Throughout most of 2012, the fixed borrowing rates were lower than the average rate paid on the Corporation’s existing borrowings. The Corporation will have opportunities to decrease borrowing costs further in 2013, as additional fixed rate borrowings mature or reprice and new advances are obtained at lower rates.

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

A credit provision in the amount of $975,000 was recorded in 2012, compared to provision expense of $1,575,000 in 2011. The credit provision in 2012 was primarily due to the following factors:

•	Lower levels of delinquent and non-performing loans
•	Lower balances of classified loans
•	Decreased charge-offs
•	Low levels of loan growth

Prior to 2012, the annual provision expense was at increased levels to account for difficult economic conditions that had an impact on the financial health of the Corporation’s borrowers. Throughout 2012, because of the factors listed above, the allowance for loan loss calculation indicated a need to reduce the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans. Because of the credit provision, the allowance as a percentage of loans decreased from 2.06% at December 31, 2011, to 1.81% by the end of 2012. Total charge-offs for 2012 amounted to $77,000, compared to $463,000 in 2011. It is anticipated that the Corporation may need to reverse a small amount of provision expense in 2013, as a result of the continued improvement in the performance of the loan portfolio. Future provision amounts will also depend on the level of loan growth achieved in 2013.

Management also continues to provide for estimated losses on pools of similar loans based on historical loss experience. Management utilizes qualitative factors every quarter designed to adjust historical loss experience to take into consideration the current trends in loan volume, concentrations of credit, delinquencies, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight. Additionally, national and local economic trends and conditions are considered to help determine the impact on the amount of loan loss allowance the Corporation should be carrying on the various types of loans. In 2012, the Corporation made a number of qualitative factor adjustments to reflect changes in risks to the loan portfolio. The majority of the adjustments pertained to the agricultural and business loans segments of the loan portfolio as management closely follows the trends in these sectors. Agricultural specific loans such as dairy and other non-dairy agricultural industries have their own trends. Commercial and business loans are highly impacted by the economy. Management did not make many qualitative factor changes with the consumer real estate and personal loan segments of the Corporation’s loan portfolio as the risks in these areas remained relatively unchanged. The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually updated to more accurately project estimated credit losses.

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Other Income

Other income for 2012 was $7,277,000, an increase of $195,000, or 2.8%, compared to the $7,082,000 earned in 2011. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	2012 vs. 2011				2011 vs. 2010
	2012	2011	Increase (Decrease)		2011	2010	Increase (Decrease)
	$	$	$	%	$	$	$	%
Trust and investment services	1,105	1,125	(20)	(1.8)	1,125	1,122	3	0.3
Service charges on deposit accounts	1,133	1,305	(172)	(13.2)	1,305	1,584	(279)	(17.6)
Other fees	601	471	130	27.6	471	489	(18)	(3.7)
Commissions	1,946	1,844	102	5.5	1,844	1,592	252	15.8
Net realized gains on sales
of securities available for sale	940	1,500	(560)	(37.3)	1,500	972	528	54.3
Gains on sale of mortgages	296	187	109	58.3	187	305	(118)	(38.7)
Losses on sale of loans	—	(263)	263	(100.0)	(263)	—	(263)	—
Earnings on bank-owned life insurance	927	574	353	61.5	574	555	19	3.4
Other miscellaneous income	329	339	(10)	(2.9)	339	341	(2)	(0.6)

Total other income	7,277	7,082	195	2.8	7,082	6,960	122	1.8

There was a significant variance in gains or losses on security transactions for the year ended December 31, 2012, compared to the same period in 2011. For the year ended December 31, 2012, $940,000 of gains on securities transactions were recorded compared to $1,500,000 for 2011. Gains or losses on securities transactions fluctuate based on market conditions including:

•	opportunities to reposition the securities portfolio to improve long-term earnings,
•	appreciation or deterioration of a securities value due to changes in interest rates, credit risk, financial performance, or market dynamics such as spread and liquidity, or
•	management’s asset liability goals to improve liquidity or reduce interest rate or fair value risk.

The gains or losses recorded depend entirely on management’s active trades based on the above. Losses can be in the form of active sales of securities, or impairment of securities, which involve writing the security down to a lower value based on anticipated credit losses. During 2011, management was able to take advantage of favorable market conditions and sell a number of securities for net gains of $1,824,000, offsetting $324,000 of impairment charges for the year and resulting in net securities gains of $1,500,000. In 2012, net securities gains amounted to $1,080,000, offsetting $140,000 of impairment charges for the year resulting in net securities gains of $940,000.

Trust and investment services income decreased 1.8% from 2011 to 2012, after increasing 0.3% from 2010 to 2011. In 2012, trust and investment services revenue accounted for 3.8% of the Corporation’s gross revenue stream, including gains and losses on securities and mortgages, compared to 3.7% in 2011, and 3.8% in 2010. Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In 2012, the traditional trust business accounted for $810,000, or 73.3%, of total trust and investment services income, with the alternative investment services totaling $295,000, or 26.7%. In 2012, traditional trust services income increased $5,000, or 0.6%, over 2011 levels, while alternative investment services income decreased $25,000, or 7.8%, from 2011 levels. The amount of customer investment activity drives the investment services income. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, and small business planning in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts for the year ended December 31, 2012, decreased by $172,000, or 13.2%, compared to 2011. Overdraft service charges for 2012, which comprise approximately 86% of the total deposit service charges, decreased to $972,000, from $1,130,000 in 2011, a 14.0% decrease. This notable decrease was primarily the result of a change in posting order that was implemented in mid-2012 resulting in fewer customer overdraft items. Overdraft activity was also down slightly. Management expects overdraft income to stabilize in 2013.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Other fees increased for the year ended December 31, 2012, by $130,000, or 27.6%, compared to the previous year. This is primarily due to an increase in loan-related fees. When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance. These amendments allow customers to obtain favorable terms without completely rewriting the loan. These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans. These fees increased by $118,000 for the year ended December 31, 2012, compared to the prior year. Various other fee income categories increased or decreased slightly accounting for the remainder of the change.

Commissions increased $102,000, or 5.5%, for the year ended December 31, 2012, compared to the previous year. The largest component of commission income is from the Corporation’s Debit MasterCard®. The amount of customer usage of the card at point of sale transactions determines the level of commission income received. The debit card income of $1,695,000 in 2012 represents an increase of $86,000, or 5.3%, over 2011. Customers have become more comfortable with the use of debit cards for a wider variety of transactions. They are accepted by nearly all merchants, thereby increasing the number of transactions processed. This type of commission income is also referred to as interchange fee income. The Debit MasterCard income has consistently increased over the past five years; however, increases in recent years have been lower than in past years and there is presently interchange fee legislation in process that would limit the amount of income financial institutions would receive from these debit card transactions. Management is unable to predict the outcome of the projected legislation, but it is likely that a reduction could begin to occur on this revenue in future years. Another large component of commission income is from MasterCard and Visa® commissions, which provided income of $160,000 for 2012, a decrease of $23,000, or 12.6%, from 2011. MasterCard and Visa commissions are the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers.

Gains on the sale of mortgages in 2012 increased $109,000, or 58.3%, over 2011. Although economic conditions have slowed the sale of homes and new construction, the amount of refinancing activity increased significantly in 2012 because of the historically low interest rate environment and the desire of borrowers to reduce their total debt service cost. This environment increased the amount of mortgages originated for sale to the secondary market and this activity drives the gains on the sale of loans. Management has budgeted for a moderate increase in the gains on the sale of mortgages in 2013, as any further economic improvement will spur others to act before longer-term interest rates increase.

Losses on the sale of loans amounted to $263,000 for 2011 with no corresponding loss in 2012. This loss was due to the sale of the Corporation’s student loan portfolio in the second quarter of 2011. The student loan portfolio was sold because the outstanding loan balances of approximately $8 million had ceased to provide a positive yield to the Corporation after all expenses.

The earnings on BOLI increased $353,000, or 61.5%, for 2012, compared to 2011. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies, the actual annual return of the policies, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses. Management made an additional BOLI purchase in the first quarter of 2012 that contributed to the increase in BOLI income from 2011 to 2012. In addition, the death of a former director resulted in further BOLI income of $276,000 in 2012.

The miscellaneous income category decreased $10,000, or 2.9%, for 2012, in comparison to 2011. Income related to customer check orders decreased $9,000 from 2011 to 2012, and income from gains on the sale of furniture and equipment decreased by $10,000 for the same period. Mortgage servicing income decreased by $9,000 from 2011 to 2012 as a result of a decline in loans sold on the secondary market with servicing retained by the Corporation. Partially offsetting these decreases, gains on the sale of OREO were $15,000 in 2012, with no corresponding gain in 2011.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the last three years along with the percentage increase or decrease for 2012 and 2011 compared to the previous year.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	2012 vs. 2011				2011 vs. 2010
	2012	2011	Increase (Decrease)		2011	2010	Increase (Decrease)
	$	$	$	%	$	$	$	%

Salaries and employee benefits	12,502	11,501	1,001	8.7	11,501	10,834	667	6.2
Occupancy expenses	1,677	1,648	29	1.8	1,648	1,657	(9)	(0.5)
Equipment expenses	855	798	57	7.1	798	819	(21)	(2.6)
Advertising & marketing expenses	405	362	43	11.9	362	445	(83)	(18.7)
Computer software & data
processing expenses	1,623	1,571	52	3.3	1,571	1,578	(7)	(0.4)
Shares tax	810	770	40	5.2	770	798	(28)	(3.5)
Professional services	1,154	1,297	(143)	(11.0)	1,297	1,465	(168)	(11.5)
Federal deposit insurance	359	500	(141)	(28.2)	500	689	(189)	(27.4)
Other operating expenses	1,784	1,713	71	4.1	1,713	1,772	(59)	(3.3)
Total operating expenses	21,169	20,160	1,009	5.0	20,160	20,057	103	0.5

Salaries and employee benefits are the largest category of other expenses. In general, they comprise approximately 54-59% of the Corporation’s total operating expenses. For the year 2012, salaries and benefits increased $1,001,000, or 8.7%. Salaries increased by $735,000, or 8.6% for the year, while employee benefits increased by $266,000, or 9.0%. Insurance costs increased $126,000, or 8.4%, from 2011 to 2012, due primarily to an increase in health insurance expense of $93,000, or 7.1%. Pension and 401(K) expenses were $572,000 in 2012, compared to $477,000 in 2011, a 19.9% increase. The pension portion experienced a larger-than-normal $82,000, or 26.3% increase, due to a favorable pension adjustment made in early 2011, driving the prior year’s expense lower. The 401(K) portion or these expenses is much smaller in scope than the pension expenses since the Corporation is matching a maximum of up to 2.5% of salary depending on employee contributions, compared to contributing 5.0% of salary in the pension plan. The 401(K) expenses increased $13,000, or 8.0%, more closely following the increases in salary expense.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Occupancy expenses have increased by $29,000, or 1.8%, for 2012, compared to 2011. Building depreciation costs increased by $17,000, or 3.0%. Real estate taxes increased by $15,000, or 6.2%. In addition, utilities costs increased by $14,000, or 2.3% and miscellaneous occupancy expenses increased by $20,000. The cost of snow removal decreased by $25,000, or 74.1%, from 2012 to 2011, which partially offset the above increases.

Equipment expenses increased by $57,000, or 7.1%, for 2012, compared to 2011. The largest component of equipment expenses is depreciation on furniture and fixtures, which increased by $25,000, from $506,000 in 2011 to $531,000 in 2012. The second largest component is equipment service contracts, which decreased by $11,000, or 5.4%, from 2011 to 2012. Equipment repair and maintenance costs increased by $37,000 in 2012 compared to 2011.

Advertising and marketing expenses for the year increased $43,000, or 11.9%, over 2011 levels. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses totaled $262,000 in 2012, which was a $12,000, or 4.8% increase, over 2011. The largest increase in this category came in television advertising, which increased $11,000, or 20.5%. Other advertising expenses increased by $9,000, and newspaper advertising increased by $6,000 for 2012 compared to 2011. These increases were partially offset by a $12,000 decrease in research and business development expenses. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Public relations, the smaller category of advertising and marketing expenses, totaled $143,000 for 2012, compared to $111,000 for 2011, a $32,000, or 28.8% increase. Fairs and expos, promotional items, and sponsorships make up this category. Management dedicated more funds to fairs and expos in 2012, as a preferred route to further strengthen the Corporation’s connection with the local agricultural community.

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements. The STAR network fees are the fees paid to process all ATM and debit card transactions. STAR network fees were $764,000 in 2012, and $704,000 in 2011, a $60,000, or 8.5% increase. The reason for the increase in STAR network fees is an increase in the actual cost component charged to the Corporation for conducting these transactions. Software-related expenses decreased from $867,000 in 2011, to $859,000 in 2012, a 0.9% decrease.

Bank shares tax expense was $810,000 for 2012, an increase of $40,000, or 5.2%, over 2011. Two main factors determine the amount of bank shares tax: the average value of shareholders’ equity and the average value of tax-exempt U.S. obligations. The tax is calculated on a rolling six-year average of taxable shares, which is the average shareholders’ equity of the Bank less the average amount of exempt U.S. obligations held. As a result, this tax generally increases as the Bank’s stockholders’ equity increases, and as the level of U.S. obligations as a percentage of assets declines slightly. Because the tax is calculated based on a rolling six-year average, the impact of a large change in shareholders’ equity for one year is significantly diminished. During 2011, the Bank was able to take advantage of additional tax credits, which served to reduce the Bank shares tax expense for that year causing the 2012 expense to show an increase. Management would expect a similar increase in this expense in 2013 as capital levels are expected to grow and the amount of exempt U.S. obligations held is likely to remain stable.

Professional services expenses decreased $143,000, or 11.0%, from 2011 levels. Professional services include accounting and auditing fees, legal fees, and other third-party services. Student loan servicing expense decreased $191,000 due to the sale of the portfolio in the second quarter of 2011. Accounting and auditing fees decreased $57,000, or 20.6%, from 2011 to 2012 due to an adjustment made in 2012 for fees that were over-accrued from prior years. These decreases were partially offset by other outside services, which increased by $90,000, or 21.3%, for 2012 compared to 2011.

The expenses associated with the Federal Deposit Insurance Corporation (FDIC) insurance decreased by $141,000, or 28.2%, for the year ended December 31, 2012, compared to the previous year. The FDIC expenses for 2012 were reduced primarily as a result of a change in assessment base. Prior to 2011, assessments were calculated based on the total deposits of a financial institution. Beginning in the second quarter of 2011, the assessment base was changed from deposits to total assets less tangible equity. This change resulted in significant savings for the Corporation. For more information, refer to the section titled “FDIC Insurance Assessments” found on page 13 of this Form 10-K filing.

Other operating expenses include the remainder of the Corporation’s operating expenses. Some of the larger items included in this category are:

•	Postage
•	Regulatory and tax assessments
•	Director fees and expenses
•	Travel expenses
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses

Other operating expenses increased $71,000, or 4.1%, from 2011 to 2012. The year-to-date increase can be primarily attributed to an increase in the allowance for off-balance sheet credit losses of $89,000. Delinquent loan expenses also increased by $25,000 from 2011 to 2012, as the Corporation had several larger expenses associated with charged-off loans that were experienced in 2012. Partially offsetting these increases, OREO expenses decreased by $59,000, or 56.3%, as a loss of $60,000 was incurred on one OREO property that was written down during 2011, and no loss was incurred in 2012. Various other expense categories had small increases and decreases making up the remainder of the annual variance.

Management uses the efficiency ratio as one metric to evaluate operating expenses. The efficiency ratio measures the efficiency of the Corporation in producing one dollar of revenue. For example, an efficiency ratio of 60% means it costs sixty cents to generate one dollar of revenue. A lower ratio represents better operational efficiency. The

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

formula for calculating the efficiency ratio is total operating expenses, excluding foreclosed property and OREO expenses, divided by net interest income on an FTE basis, prior to the provision for loan losses, plus other income, excluding gain or loss on the sale of securities. For 2012, the Corporation’s efficiency ratio was 69.5%, compared to 65.4% for 2011. Management has a long-term goal of reducing the efficiency ratio to 65%.

Income Taxes

Nearly all of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes. The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, no taxable activity is conducted at the corporate level. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is not subject to state income tax, but does pay Pennsylvania Bank Shares Tax. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income under operating expenses.

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

For the year ended December 31, 2012, the Corporation recorded a tax provision of $1,295,000, compared to $1,186,000 for 2011. The effective tax rate for the Corporation was 14.5% for 2012, compared to 14.2% for 2011.

Due to lower earnings and a large percentage of tax-free income compared to total income, the Corporation became subject to the alternative minimum tax (AMT) in 2006 and remained in an AMT position through 2009. The AMT affects the amount of Federal income tax due and paid, but it does not affect the book tax provision. Being in an AMT position does potentially affect future book tax expense as management alters strategies designed to bring the Corporation out of an AMT position, such as reducing tax-free income. AMT tax paid can be utilized in the future as credits against regular income tax, when the regular corporate tax calculation exceeds the AMT calculation. The Corporation was not in an AMT position in 2012 or 2011, but was unable to utilize any of the AMT credits carried forward, due to the level of tax preference items and the utilization of other available tax credits. Management does anticipate utilizing a small amount of the AMT credits carried forward when the 2012 Corporate tax return is filed. The AMT credits have an unlimited carry forward. Management anticipates that the Corporation will be able to utilize AMT credits in 2013 and future years dependent upon higher earnings levels.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of the cash on hand in the Corporation’s vaults, operational transaction accounts with the Federal Reserve Bank (FRB), and deposits in other banks. The FRB requires a specified amount of cash available either in vault cash or in an FRB account. Known as cash reserves, these funds provide for the daily clearing house activity of the Corporation and fluctuate based on the volume of each day’s transactions. As of December 31, 2012, the Corporation had $35.7 million in cash and cash equivalents, compared to $31.9 million as of December 31, 2011. Management has been carrying larger cash balances as part of an asset liability strategy to provide an immediate hedge against interest rate risk and liquidity risk. Deposit growth outpaced loan growth in 2011 and 2012, which provided more liquidity and allowed management to carry higher cash levels. Management chose to maintain these higher cash levels rather than to invest these funds into securities while interest rates were at historic lows. This caused the level of cash and cash equivalents to be higher in 2012 than it was in 2011 and to generally grow throughout the year. As a result of the actions of the Board of Governors on December 16, 2008, financial institutions were able to receive a rate of 0.25%, equivalent to the Federal funds rate, on reserves held at the FRB. Because this rate now matched the Federal funds rate that could be obtained at other correspondent banks, management began to keep larger balances at the FRB and less Federal funds. Additionally, management made the decision to invest excess cash in a money market account at another financial institution in the fourth quarter of 2011. This money market account yielded a return of 0.50% at December 31, 2012, twice the return of the FRB. This decision had the effect of altering the mix of cash and cash equivalents to more interest bearing deposits in banks and less Federal funds sold. The cash and cash equivalents represent only one element of liquidity. For further discussion on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk.

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

Some conclusions drawn from the following table are as follows:

•	Balance sheet growth in 2012 was comparable to 2011.
•	Larger balances of short-term investments consisting of cash and cash equivalents were maintained.
•	Average loan balances declined, causing more growth in securities available for sale.
•	Interest bearing demand deposits grew slightly and savings deposits grew significantly in 2012 compared to a decline in time deposits.
•	Non-interest bearing deposits, the most beneficial deposits, grew at a rate of nearly 8% in 2012.
•	Borrowings decreased by nearly 7% in 2012.

SOURCES AND USES OF FUNDS

(DOLLARS IN THOUSANDS)

	2012 vs. 2011				2011 vs. 2010
	2012	2011	Increase (Decrease)		2011	2010	Increase (Decrease)
Average Balances	$	$	$	%	$	$	$	%

Short-term investments	20,287	17,769	2,518	14.2	17,769	8,973	8,796	98.0
Securities available for sale	286,024	267,087	18,937	7.1	267,087	248,763	18,324	7.4
Regulatory stock	4,199	4,295	(96)	(2.2)	4,295	4,875	(580)	(11.9)
Loans	407,531	415,216	(7,685)	(1.9)	415,216	429,034	(13,818)	(3.2)
Total Uses	718,041	704,367	13,674	1.9	704,367	691,645	12,722	1.8

Interest bearing demand	120,861	119,538	1,323	1.1	119,538	108,863	10,675	9.8
Savings accounts	108,334	98,175	10,159	10.3	98,175	90,309	7,866	8.7
Time deposits	236,462	241,357	(4,895)	(2.0)	241,357	264,581	(23,224)	(8.8)
Borrowings	74,298	79,754	(5,456)	(6.8)	79,754	80,451	(697)	(0.9)
Non-interest bearing demand	146,260	135,695	10,565	7.8	135,695	123,838	11,857	9.6
Total Sources	686,215	674,519	11,696	1.7	674,519	668,042	6,477	1.0

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Securities Available For Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of December 31, 2012, the Corporation had $305.6 million of securities available for sale, which accounted for 38.2% of assets, compared to 36.8% as of December 31, 2011. This indicates that the securities portfolio on an ending-balance basis grew at a faster pace than total assets. Based on ending balances, the securities portfolio increased 7.6% from December 31, 2011, to December 31, 2012.

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

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2012		2011		2010
	$	%	$	%	$	%

U.S. government agencies	44,284	14.5	46,614	16.4	47,886	18.5
U.S. agency mortgage-backed securities	50,003	16.4	55,129	19.4	38,838	15.0
U.S. agency collateralized mortgage obligations	40,600	13.3	56,049	19.8	65,393	25.2
Private collateralized mortgage obligations	5,750	1.9	7,225	2.5	11,812	4.6
Corporate bonds	49,649	16.2	25,298	8.9	11,909	4.6
Obligations of states and political subdivisions	110,403	36.1	89,745	31.6	79,401	30.6
Marketable equity securities	4,945	1.6	3,951	1.4	3,899	1.5

Total securities available for sale	305,634	100.0	284,011	100.0	259,138	100.0

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds which account for 98.4% of all securities. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. Refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion of risk strategies. To provide maximum flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of the portfolio on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on the bonds that are currently valued below book value. Impairment was recorded in 2010, 2011, and 2012 on several of the Corporation’s private collateralized mortgage obligations (PCMOs) when it was determined that projected credit losses would occur.

All of the Corporation’s marketable equity securities are investments in qualified Community Reinvestment Act (CRA) mutual funds. A total of $5 million has been invested into two qualified funds that both carried an AAA credit rating as of December 31, 2012. The equity securities have a book value of $4,945,000, which also equals the fair market value as of December 31, 2012. One fund is a Small Business Administration (SBA) CRA fund with a $4,000,000 book value and market value as it has a stable dollar price. The other is a CRA mutual fund where dollars are invested in CRA-qualifying fixed-rate mortgage pools. The CRA mutual fund has a book and fair market value of $945,000 as of December 31, 2012. The Corporation carried unrealized losses in the CRA mutual fund for successive years and, despite historically low interest rates, the fair market value never returned to par. The price declines were deemed to be other than temporary, therefore impairment of $54,000 was taken at the end of 2012 to write the fund down to fair market value.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s marketable equity securities grew by $1 million during 2012, as an additional $1 million was invested in the SBA CRA fund. The current guideline used by management for the amount to be invested in CRA-approved investments is approximately 0.5% of assets. The current $4,945,000 of CRA investments is equivalent to 0.6% of assets.

As of December 31, 2012, the Corporation held four private collateralized mortgage obligations (PCMO) securities with a book value of $6.1 million, a reduction of $2.2 million, or 26.5%, from the balance as of December 31, 2011. One of these securities, with a book value of $977,000, carried an A+ credit rating by one of the major credit rating services. The three remaining PCMOs, with a book value of $5.1 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s. Management currently has no plans to sell these securities as management believes the current market values are not true indications of the value of the bonds based on cash flow analysis performed under severe stress testing. Total PCMO impairment taken during 2012 totaled $86,000, with an additional $54,000 of impairment taken on equity securities, bringing total 2012 impairment to $140,000.

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

Throughout the year, the Corporation was able to utilize the positively sloped treasury curve to add higher yielding tax-exempt securities to the portfolio which helped offset reductions in taxable security yields. Overall, the tax equivalent yield on all of the Corporation’s securities declined from 4.22% for 2011, to 3.44% for 2012. Growth in the securities portfolio occurred in part to offset the very slow loan growth being experienced by the Corporation. The growth occurred in corporate bonds and obligations of states and political subdivisions. These instruments provided the highest possible yield in the investment portfolio relative to term and additional investments were made in municipal and corporate securities to offset the declining yield in other segments such as U.S. agency securities, mortgage-backed securities (MBS), and collateralized mortgage obligations (CMOs).

Investments in MBS assist management in maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS, CMO, and PCMO securities pay monthly principal and interest. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. While cash flows coming off of MBS, CMOs, and PCMOs do slow down and speed up as interest rates increase or decrease, the recent extended low rate environment has resulted in very fast prepayments on this group of securities. For this reason, management has not reinvested a significant portion of the cash flows back into MBS or CMO instruments in order to protect the yield of the remaining portfolio. Management will continue to monitor prepayment speeds and characteristics going forward to evaluate this segment of the investment portfolio.

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. In the continued prolonged period of historically low interest rates, the municipal bond sector has by far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds and in addition, these instruments have experienced significant fair market value gains as interest rates have remained low. Expectations for interest rates to remain low for a longer period of time have led to additional fair market value gains on these bonds, since the unrealized gains are simply a reflection of above market yields at a point in time. Should interest rates increase or should there be an expectation for higher rates in the near future, the valuations of these instruments would decline rapidly. While the performance of municipal bonds has been very strong for the past five years, significant changes have occurred as to the credit ratings of these instruments.

After the financial crisis began in 2008, both the primary rating services such as Moody’s and S&P and the municipal bond insurance underwriting companies were under attack for lax underwriting and evaluation of credits with favorable ratings being issued when deterioration of financial results was occurring. With the economy adversely impacting many municipalities across the country, the ratings of the municipal bond underwriting companies was called into question including their ability to back up the municipalities in the event of default. For this reason, the credit ratings of the municipal bond insurance underwriting companies experienced sharp declines in ratings, with some dropping to below investment grade. Therefore the actual ratings of the municipal bonds experienced declines as their quality of additional support declined. Prior to the sharp decline in the health of the municipal insurance companies, nearly 95% of the

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection. Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A. As of December 31, 2012, only 3.7% of the Corporation’s municipal bonds carried an AAA rating.

While this was a significant change in terms of ratings for the municipal bond industry, it is important to note that the ratings on the vast majority of the Corporation’s municipal bonds still carried a rating advantage over the average credit ratings of the corporate bonds held by the Corporation. The change in ratings amounted to a more realistic evaluation of true municipal bond risk and its risk in relation to other instruments like corporate bonds.

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum S&P credit rating of A- or a minimum Moody credit rating of A3 at the time of purchase. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Therefore, management closely monitors any municipal bonds that have their credit ratings downgraded below initial purchase guidelines. As of December 31, 2012, two municipal bonds, with a book value of $1.1 million, carried credit ratings under the Corporation’s initial purchase policy requirements. Importantly, this is less than 1.0% of the Corporation’s municipal bond holdings. One of these municipal bonds with a book value of $543,000 still carried investment grade ratings with the other bond being non-rated. Both of these municipal bonds are paying as scheduled and management believes the bonds will continue to pay as contractually obligated until maturity. Both of these bonds were carrying unrealized gain positions as of December 31, 2012.

As of December 31, 2012, the Corporation held corporate bonds with a total book value of $48.2 million and fair market value of $49.6 million. Management increased its holdings in corporate securities to approximately 16.2% of the portfolio compared to approximately 8.9% at December 31, 2011. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong relative yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place certain minimal credit ratings that must be met in order for management to purchase a corporate bond.

Management closely monitors the unrealized gain or loss positions of all the corporate bonds to identify any potential weakness. On an ongoing basis, management monitors current financial news and results for these corporations and updates an internal financial analysis periodically. As of December 31, 2012, four of the forty-five corporate securities held by the Corporation were showing unrealized holding losses totaling $47,000. The remaining forty-one securities were showing unrealized holding gains of $1,517,000, for a net gain of $1,470,000 overall. All of the corporate bonds had at least an A credit rating by one of the major credit rating services. Currently, there are no indications that any of these bonds would discontinue contractual payments.

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

The following table shows the weighted-average life and yield on the Corporation’s securities by maturity intervals as of December 31, 2012, based on amortized cost. All of the Corporation’s securities are classified as available for sale and are reported at fair value; however, for purposes of this schedule they are shown at amortized cost.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

SECURITIES PORTFOLIO MATURITY ANALYSIS

(DOLLARS IN THOUSANDS)

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. government agencies	—	—	10,032	3.37	30,320	2.10	2,022	2.01	42,374	2.40
U.S. agency mortgage-backed securities	16,508	1.70	25,718	1.77	5,820	1.97	1,127	2.20	49,173	1.78
U.S. agency collateralized mortgage obligations	14,377	1.37	20,883	1.85	5,219	1.81	133	1.98	40,612	1.68
Private collaterized mortgage obligations	—	—	—	—	977	6.25	5,146	6.60	6,123	6.54
Corporate bonds	999	2.41	42,575	2.95	4,605	3.36	—	—	48,179	2.98
Obligations of states and political subdivisions	818	7.92	6,103	4.45	30,786	4.51	66,426	6.12	104,133	5.56
Marketable equity securities	—	—	—	—	—	—	4,945	2.27	4,945	2.27

Total securities available for sale	32,702	1.73	105,311	2.57	77,727	3.15	79,799	5.75	295,539	3.49

Securities are assigned to categories based on stated contractual maturity except for MBS, CMOs, and PCMOs, which are based on anticipated payment periods.

The yield on the securities portfolio, including equity securities, was 3.49% as of December 31, 2012, compared to 3.73% as of December 31, 2011. As of December 31, 2012, the effective duration of the Corporation’s fixed income security portfolio was 2.9 for the base case or rates unchanged scenario. This compares to an effective duration of 2.5 as of December 31, 2011. Effective duration is the estimated duration or length of a security or portfolio, which is implied by the price volatility. Effective duration is calculated by converting price volatility to a standard measurement representing length. While it is a standard measurement representing length, it is not expressed in years. It is a measurement of price sensitivity, with lower durations representing better positions. An effective duration of 3.0 would approximate the duration of a three-year U.S. Treasury, a security that has no option risk or call provisions. Management receives effective duration and price volatility information quarterly on an individual security basis. Management’s target base case, or rates unchanged effective duration, is 2.5. With the unlikelihood of short-term interest rates increasing in 2013, management’s strategy is to lower the securities portfolio’s effective duration from the current 2.9 to 2.5 throughout the year to assist in retaining the Corporation’s limited rates-up exposure.

Effective duration is only one measurement of the length of the securities portfolio. Management receives and monitors a number of other measurements. In general, a shorter portfolio will adjust more quickly in a rising interest rate environment, whereas a longer portfolio will tend to generate more return over the long-term and will outperform a shorter portfolio when interest rates decline. Because the Corporation’s securities portfolio is longer than the average peer bank, it will generally outperform the average peer bank given static rates or a decline in interest rates, and will generally underperform given higher interest rates. Additionally, with fixed rate instruments, the longer the term of the security, generally the more fair value risk there is when interest rates rise. The converse is true when interest rates decline. It is important to note that management monitors and measures interest rate risk and fair value risk across the Corporation’s entire balance sheet. The securities portfolio is a significant piece of the Corporation’s assets, but there are other crucial elements that management also uses to manage the Corporation’s asset liability position such as cash and cash equivalents and borrowings. Beyond these, management also utilizes other elements of the Corporation’s balance sheet to reduce exposure to higher interest rates including promoting Prime-based loans, and loans with shorter initial fixed rate periods, and also by extending liabilities through longer term time deposits. See Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion on the Corporation’s management of asset liability risks including interest rate risk and fair value risk.

Throughout 2012 and as of December 31, 2012, all of the Corporation’s securities were held at the bank level. With the formation of the holding company on July 1, 2008, the Corporation is able to hold securities at the parent or holding company level. Subsequent to December 31, 2012, but prior to the filing of this report, the Corporation did purchase a minimal amount of equity securities to be held at the holding company level. This decision took into account tax strategies, market conditions, and other strategic decisions.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Loans

Net loans outstanding increased $2.6 million, or 0.6%, from $404.2 million at December 31, 2011, to $406.8 million at December 31, 2012. The following table shows the composition of the loan portfolio as of December 31 for each of the past five years.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	December 31,
	2012		2011		2010		2009		2008
	$	%	$	%	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	91,943	22.2	95,347	23.1	96,256	23.2	98,831	23.1	102,292	24.8
Agriculture mortgages	85,501	20.6	73,287	17.7	60,513	14.6	53,277	12.4	50,650	12.3
Construction	16,435	4.0	18,957	4.6	14,781	3.6	23,382	5.5	13,540	3.3
Total commercial real estate	193,879	46.8	187,591	45.4	171,550	41.4	175,490	41.0	166,482	40.4

Consumer real estate (a)
1-4 family residential mortgages	126,686	30.6	133,959	32.5	137,361	33.1	131,509	30.7	128,699	31.2
Home equity loans	13,122	3.2	14,687	3.6	17,719	4.3	21,733	5.1	27,880	6.8
Home equity lines of credit	15,956	3.9	15,004	3.6	12,490	3.0	10,383	2.4	6,497	1.6
Total consumer real estate	155,764	37.7	163,650	39.7	167,570	40.4	163,625	38.2	163,076	39.6

Commercial and industrial
Commercial and industrial	27,503	6.6	25,913	6.3	28,434	6.8	30,760	7.2	30,342	7.3
Tax-free loans	17,991	4.3	19,072	4.6	23,028	5.5	32,989	7.7	32,092	7.8
Agriculture loans	15,204	3.7	12,884	3.1	11,756	2.8	12,777	3.0	9,331	2.3
Total commercial and industrial	60,698	14.6	57,869	14.0	63,218	15.1	76,526	17.9	71,765	17.4

Consumer	3,872	0.9	3,590	0.9	13,045	3.1	12,506	2.9	10,887	2.6

Total loans	414,213	100.0	412,700	100.0	415,383	100.0	428,147	100.0	412,210	100.0
Less:
Deferred loan fees (costs), net	(146)		62		149		295		256
Allowance for loan losses	7,516		8,480		7,132		5,912		4,203
Total net loans	406,843		404,158		408,102		421,940		407,751

(a)	Residential real estate loans do not include mortgage loans sold to Fannie Mae and serviced by ENB. These loans totaled $6,014,000 as of December 31, 2012, $8,904,000 as of December 31, 2011, $10,101,000 as of December 31, 2010, $11,754,000 as of December 31, 2009, and $11,058,000 as of December 31, 2008.

The composition of the loan portfolio has undergone minor changes in recent years. The total of all categories of real estate loans comprised approximately 85% of total loans as of December 31, 2012, compared to 85.1% of total loans on December 31, 2011. Commercial real estate remains the largest category of the loan portfolio, consisting of 46.8% of total loans as of December 31, 2012, compared to 45.4% of total loans as of December 31, 2011.

Commercial real estate loans increased to $193.9 million at December 31, 2012, from $187.6 million at December 31, 2011, a 3.4% increase. As of December 31, 2012, all types of commercial real estate loans accounted for 76.2% of commercial purpose lending. Most of the commercial real estate growth occurred in the agriculture mortgage area with those loans increasing to $85.5 million at December 31, 2012, from $73.3 million at December 31, 2011, a 16.6% increase. In 2012, agriculture mortgage loans represented a more significant portion of the commercial real estate category. As of December 31, 2012, these loans made up 44.1% of total commercial real estate loans compared to 39.1% as of December 31, 2011. The agriculture business was adversely affected by declining economic conditions that persisted throughout 2009 and growth in this portfolio was minimal. However, in 2010, economic conditions improved enough to encourage many farmers to proceed with projects and seek additional funding from the Corporation. As conditions continued to improve in 2011 and 2012, and as the Corporation had a more focused agriculture initiative, agricultural mortgage loans continued to grow. The trend over the past five years has been for agricultural mortgages to grow as a percentage of commercial mortgages and as a percentage of the total loan portfolio. These loans along with agricultural loans not secured by real estate now account for nearly 25% of the entire loan portfolio. Management has

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

always had an agricultural focus, which is due largely to the market area and type of customers the Corporation serves. Management expects a favorable trend in agricultural loans to continue in 2013.

Commercial construction loans represent a fairly small element of the Corporation’s total loan portfolio, accounting for 4.0% of total loans as of December 31, 2012, and 4.6% of total loans as of December 31, 2011. The decrease from 2011 to 2012 was due to construction projects being completed and moving to permanent financing. Construction activity had picked up in 2010, causing an increase in balances as draws were made in 2011. However, since 2011, new construction activity has slowed. Developers are very cautious about starting new projects and when they do, the size and scope are limited to better match limited demand.

Commercial loans not secured by real estate account for 14.6% of total loans as of December 31, 2012, compared to 14.0% as of December 31, 2011. The balance of total commercial and industrial loans increased slightly from $57.9 million at December 31, 2011, to $60.7 million at December 31, 2012, a 4.8% increase. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. Management anticipates that commercial loans not secured by real estate will experience slow to moderate growth in 2013. The growth will likely occur from the commercial and industrial and the agriculture loans and not the tax-free loans. Municipalities are also being affected by the prolonged economic weakness and the ability of tax payers to fund new infrastructure projects. Recently, more municipal projects have been funded through the issuance of bonds as opposed to tax-free loans from financial institutions. In this historically low interest rate environment, financial institutions are generally unwilling to offer rates as low as what municipalities can achieve by structuring terms and rates through bond issues.

The local economic conditions appeared to improve slightly as 2012 progressed, which assisted the 6.2% growth that occurred in commercial and industrial loans from the end of 2011 to the end of 2012. The Corporation provides credit to many small and medium-sized businesses. Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees. Businesses are also using more of their available credit from both unsecured and real estate secured lines of credit as economic conditions impacted their sales and cash flows. While there were increases in commercial and industrial loans during 2012, the prolonged weaker economic conditions have acted to limit the long-term growth of these loans. The $27.5 million December 31, 2012 balance of commercial and industrial loans is $2.8 million, or 9.2% less than the $30.3 million balance as of December 31, 2008. The commercial and industrial agricultural loans experienced a much faster 18.0% growth rate over the same period, related to the improving agricultural conditions that were discussed under commercial real estate. The commercial and industrial agricultural loans are expected to continue growing in 2013, but management expects the actual growth rate to moderate.

As a result of the subprime and real estate crisis, which began to severely impact the economy in 2008, and the resulting credit and financial crisis that ensued, declines in the valuation of real estate became a focal point of concern. During late 2008 and early 2009, the area of commercial real estate (CRE) began to receive significant attention in terms of increased risk for banks following the significant declines in valuation that had already occurred in residential real estate, with a potential for even more declines. During this period many financial institutions had CRE loans in excess of 400% of total risk-based capital. Regulators were warning banks of concentrations in CRE loans and the increased risk that they could potentially bring to the financial institution. These commercial borrowers are viewed as having more risk due to the specific types of commercial loans that fall into this category and their heavy reliance on the value of the real estate that is used as collateral.

The Corporation’s CRE profile has not changed materially from December 31, 2011, to December 31, 2012, and the Corporation remains well below the CRE guidelines of 100% of total risk-based capital for construction and development loans, and 300% of risk-based capital for total CRE loans. There are nine categories of CRE loans by definition. The Corporation does not have any real estate investment trust (REIT) loans, which are the ninth category.

The following chart details the Corporation’s CRE loans as of December 31, 2012, and December 31, 2011.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

CRE SUMMARY BY CATEGORY

(DOLLARS IN THOUSANDS)

		2012		2011
		Total	Risk-Based	Total	Risk-Based
		Committed	Capital	Committed	Capital
CRE Type	CRE Description	Loan Amount	%	Loan Amount	%
0.01	Land Development Loans	3,679	4.1	6,325	7.5
0.02	1-4 Family Residential Construction Loans	1,765	2.0	2,215	2.6
0.03	Commercial Construction Loans	18,720	21.0	9,562	11.4
0.04	Other Land Loans	2,263	2.5	2,555	3.0
0.05	Multi-Family Property	10,077	11.3	12,580	15.0
0.06	Nonfarm, Nonresidential Property	21,707	24.5	22,187	26.4
0.07	Nonfarm, Nonresidential Property - Temp	—	—	1,353	1.6
0.08	Unsecured Loans to Developers	2,094	2.4	2,430	2.9
		60,305	67.8	59,207	70.4

	Corporation's Risk-Based Capital	88,990		84,138

The Corporation’s level of CRE loans is low relative to other financial institutions in its peer group and as a percentage of risk-based capital, with less than 70%. Management does not believe the Corporation’s CRE profile will change significantly during 2013. Management is closely monitoring all CRE loan types to be able to determine any negative trends that may occur. Management does internally monitor the delinquencies and risk ratings of these loans on a monthly basis and has established internal policy guidelines to restrict the amount of each of the above eight types of CRE loans as a percentage of capital. As of December 31, 2012, the Corporation was well under internal guidelines for all of the above CRE loan types except for commercial construction loans which were slightly above internal guidelines. Commercial construction loans were elevated at December 31, 2012, due to the timing of construction projects. This category is expected to be back within internal guidelines in early 2013 when a number of these projects convert to permanent financing.

Outside of commercial loans, the consumer residential real estate category represents the second largest group of loans for the Corporation. The consumer residential real estate category of total loans declined from $163.7 million on December 31, 2011, to $155.8 million on December 31, 2012, a 4.8% decrease. This category includes closed-end fixed rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically the entire consumer residential real estate component of the loan portfolio has averaged very close to 40% of total loans. In 2012 this percentage declined to 37.7%, down from 39.7% at the end of 2011. This decline has been caused by the continued weakness in the housing market, with more refinance activity rather than new loan demand. The economy remains relatively weak and housing prices have only started to recover from material declines in past years, therefore consumers are focused on reducing borrowing costs and not taking on new debt.

The first lien 1-4 family mortgages declined from $134.0 million on December 31, 2011, to $126.7 million as of December 31, 2012, a 5.4% decrease. These first lien 1-4 family loans made up 81% of the residential real estate total as of December 31, 2012, and 82% as of December 31, 2011. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential owner and non-owner-occupied mortgages. The weaker economic conditions and continued weak housing market adversely affected the non-owner occupied 1-4 family residential mortgages, resulting in a decline in those mortgages. Additionally, single family primary residence mortgages declined as new home sales were down and many primary residential mortgage customers had already refinanced their mortgages prior to 2012.

The decline in 1-4 family mortgages held by the Corporation is part of a continuing trend of borrowers seeking both the lowest possible rate and payment amount, with less concern for where the mortgage is actually held and serviced. This trend began in 2011 and has led to more borrowers pursuing 30-year mortgages that are sold, rather than 15 or 20-year mortgages that the Corporation originates and holds in the loan portfolio. The Corporation generally only extends 10, 15, and 20-year mortgage loans, with only 5% of the portfolio written with 10-year terms, 25% written with 15-year terms and 70% written with 20-year terms. Mortgages with terms over 20 years are sold and serviced outside of the Corporation. This trend in consumer preference has led to less internal mortgage production and more mortgage loans being sold. The offset of less internal mortgage loan volume is more gains on the sale of mortgages, which is discussed

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

under the Results of Operations section of this filing. Management expects the trend of lower amounts of internal mortgage loan production to continue until the economy and housing valuations improve. With improvement in these conditions it is possible that 1-4 family mortgage loans would begin to grow again.

As of December 31, 2012, the remainder of the residential real estate loans consisted of $13.1 million of fixed rate junior lien home equity loans, and $16.0 million of variable rate home equity lines of credit (HELOCs). This compares to $14.7 million of fixed rate junior lien home equity loans, and $15.0 million of HELOCs as of December 31, 2011. Therefore, combined, these two types of home equity loans decreased from $29.7 million to $29.1 million, a decline of 2.0%. The increase in new HELOCs was not sufficient to offset the more moderate decline in the larger fixed rate junior lien home equity portfolio. With the decline in the Prime rate to 3.25%, which had already occurred by the end of 2008, and fixed home equity rates generally between 4% and 7%, customers shifted any new home equity borrowings to HELOCs and either paid off or continued to pay down their fixed rate home equity loans. In the beginning part of 2012, all new HELOCs were established with a 4.00% floor, but towards the end of 2012, in an effort to grow the home equity loan portfolio, HELOCs were offered at Prime with no floor. The majority of borrowers chose variable-rate HELOC products throughout 2012 instead of fixed-rate home equity loans. In the current environment, most borrowers were looking to consolidate and reduce their total debt position. Management believes the trends experienced in 2012 will continue until the Prime rate begins to increase.

Consumer loans also represent a very small portion of the Corporation’s loan portfolio, accounting for 0.9% of total loans as of December 31, 2012, and December 31, 2011. In recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Due to the credit crisis that occurred in 2008 and 2009, specialized lenders began pulling back on the availability of credit and more favorable credit terms. The underwriting standards of major financing and credit card companies began to strengthen in 2011 and 2012 after years of lower credit standards. This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice. Management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. In the current weak economy, customers delay purchasing new and used cars which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books.

Prior to 2011 the Corporation maintained a student loan portfolio. In May of 2011 the student loan portfolio was sold which reduced personal loans by $8 million and principally explains the large decrease in consumer loans that occurred from the end of 2010 to the end of 2011. The sale of the student loan portfolio was driven by a lack of profitability, caused by historically low interest rates and additional programs and terms introduced by the Pennsylvania Higher Education Assistance Agency (PHEAA), which essentially eliminated the remaining spread being made on student loans.

Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Management does not anticipate that the loan portfolio composition will change materially in 2013.

The following tables show the maturities for the loan portfolio by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

LOAN MATURITIES

(DOLLARS IN THOUSANDS)

		Due After
		One Year
	Due in One	Through	Due After
	Year or Less	Five Years	Five Years	Total
	$	$	$	$
Commercial real estate
Commercial mortgages	7,158	4,610	80,175	91,943
Agriculture mortgages	5,973	5,824	73,704	85,501
Construction	4,817	286	11,332	16,435
Total commercial real estate	17,948	10,720	165,211	193,879

Consumer real estate
1-4 family residential mortgages	3,896	3,814	118,976	126,686
Home equity loans	3,725	2,640	6,757	13,122
Home equity lines of credit	—	—	15,956	15,956
Total consumer real estate	7,621	6,454	141,689	155,764

Commercial and industrial
Commercial and industrial	15,775	7,874	3,854	27,503
Tax-free loans	—	430	17,561	17,991
Agriculture loans	10,784	1,884	2,536	15,204
Total commercial and industrial	26,559	10,188	23,951	60,698

Consumer	1,718	2,075	79	3,872
Total amount due	53,846	29,437	330,930	414,213

FIXED AND FLOATING RATE LOANS DUE AFTER ONE YEAR

(DOLLARS IN THOUSANDS)

		Floating or
	Fixed Rates	Adjustable Rates
	$	$

Commercial real estate
Commercial mortgages	7,640	77,145
Agriculture mortgages	7,521	72,007
Construction	339	11,279
Total commercial real estate	15,500	160,431

Consumer real estate
1-4 family residential mortgages	111,771	11,019
Home equity loans	8,683	714
Home equity lines of credit	9,661	6,295
Total consumer real estate	130,115	18,028

Commercial and industrial
Commercial and industrial	8,131	3,597
Tax-free loans	14,448	3,543
Agriculture loans	1,477	2,943
Total commercial and industrial	24,056	10,083

Consumer	2,154	—

Total amount due	171,825	188,542

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The majority of the Corporation’s fixed-rate loans have a maturity date longer than five years. The primary reason for the longevity of the portfolio is the high percentage of real estate loans, which typically have maturities of 15 or 20 years. Fixed-rate commercial mortgages have maturities that range from 3 years to 25 years. The most popular commercial mortgage term is a 20-year amortization with a 5-year reset period. In this case, the loan matures in twenty years but after five years either the loan rate resets to the Prime rate plus 0.75%, or a fixed rate for another reset period. The original maturity date does not change. Customers will generally opt for another fixed reset period within the original term.

Out of all the loans due after one year, 47.7% are fixed-rate loans as of December 31, 2012. This is lower than the prior year end when 58.8% of the loans due after one year were fixed rate. These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower. Floating or adjustable rate loans reflect different types of repricing. Approximately 54% of the $188.5 million of floating or adjustable loans due after one year are true floating loans. These loans are tied to the Prime rate and will reprice when the Prime rate changes. A number of elements of the Corporation’s business and commercial Prime-based loans have been priced at levels above the Prime rate due to credit standing, and an actual Prime floor on new loans was instituted at the beginning of 2010. This remained in effect until the spring of 2011 when customers with stronger credits were again given access to the Prime rate while average and lower credits had levels above the Prime rate. Prime floors of 4.00% were instituted on the Corporation’s variable rate home equity loans at the end of 2008 and remained in effect until the fourth quarter of 2012 when the floor was removed to offer a more competitive product. The other 46% of the Corporation’s floating or adjustable loans due after one year are adjustable in nature and will reprice at a predetermined time in the amortization of the loan. These loans are mostly real estate commercial loans.

As of December 31, 2011, 44% of the $171.8 million of floating or adjustable loans due after one year were true floating rate loans that can reprice immediately, with the other 56% being adjustable after an initial fixed rate period. The percentage loans that can reprice immediately increased from 44% as of December 31, 2011, to 54% as of December 31, 2012. This increase was a function of more borrowers taking advantage of Prime-based loan rates being lower than fixed-rate loan rates, and the expectation that this will not change in the near future. The fact that more of the Corporation’s loan portfolio consists of true floating rate loans that would immediately reprice according to changes in the Prime rate is favorable in reducing the Corporation’s total exposure to interest rate risk and fair value risk should interest rates increase.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	December 31,
	2012	2011	2010	2009	2008
	$	$	$	$	$

Non-accrual loans	1,298	1,862	3,881	6,076	2,889
Loans past due 90 days or more and still accruing	314	107	152	742	531
Troubled debt restructurings, non-performing	—	—	1,676	1,540	—
Total non-performing loans	1,612	1,969	5,709	8,358	3,420

Other real estate owned	264	—	400	520	520

Total non-performing assets	1,876	1,969	6,109	8,878	3,940

Non-performing assets to net loans	0.46%	0.49%	1.50%	2.10%	0.97%

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Non-performing assets decreased slightly from December 31, 2011, to December 31, 2012. The primary reason for this decrease was a decline in non-accrual loans, partially offset by an increase in loans past due 90 days or more and other real estate owned. Non-accrual loans declined as a result of several payoffs, one charge-off, and a non-accrual loan transferred to OREO during 2012. If a non-accrual loan is considered a troubled debt restructuring (TDR), it is classified as non-accrual for purposes of this non-performing asset schedule. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender. There were no non-performing TDR loans as of December 31, 2011 or December 31, 2012. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the current weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans has moderated with the level of non-performing assets down and the Corporation’s total exposure reduced. Additionally, the direction of the risk is viewed as declining from the higher levels experienced in 2009 and 2010.

As of December 31, 2012, there were eight loans to six unrelated parties totaling $1.3 million on non-accrual compared to eleven loans to seven unrelated parties totaling $1.9 million that were on non-accrual as of December 31, 2011. The loans on non-accrual at December 31, 2012, included a loan to one borrower in the trucking industry totaling $915,000 and a number of other smaller loans to various borrowers. In the first quarter of 2011, the Corporation received a payoff on four real estate development loans totaling $1.8 million that were on non-accrual as of the end of 2010. These payoffs significantly decreased the balance of non-accrual loans. The Corporation’s diverse customer base, with many small businesses and industry types represented, has helped to avoid large concentrations in these industries. See Note P for further discussion on concentrations of credit risk. The severe economic conditions naturally will impact nearly all industries to some extent; however, the impact can vary greatly. Some businesses simply are not as successful in negotiating more difficult times, or may be impacted by non-economic matters like succession planning and poor business practice. Based on present conditions, management does not anticipate any significant new trends or the emergence of more severe trends beyond those already discussed.

Loans past due 90 days or more and still accruing increased by $207,000 from December 31, 2011, to December 31, 2012. The increase was due to a number of smaller balance loans being past due 90 days or more as of December 31, 2012. Total loans past due 90 days or more and still accruing consisted of five residential mortgages totaling $308,000, and a small business loan totaling $6,000 as of December 31, 2012.

As of December 31, 2012, the Corporation had one property classified as other real estate owned (OREO). The property is a residential property that was transferred to OREO in the third quarter of 2012. The property is carried at $264,000, which is management’s estimate of the current value of the property less all selling costs. The Corporation had no OREO properties as of December 31, 2011. Expenses related to OREO are included in other operating expenses and gains or losses on the sale of OREO are included in other income on the Consolidated Statements of Income.

Management is monitoring total delinquency trends closely in light of the current weak economic conditions. Total delinquencies include loans 30 to 59 days past due, loans 60 to 89 days past due, loans 90 days or more past due and still accruing, and non-accrual loans. Total delinquencies as a percentage of total loans declined from 1.11% as of December 31, 2011, to 0.83% as of December 31, 2012. Management believes that the lower level of delinquencies experienced in 2012 will continue into 2013 as economic conditions slowly improve. Within the categories of delinquencies, management has seen little change in the percentages, other than the non-accrual category which decreased from 0.45% of total loans as of December 31, 2011, to 0.31% of total loans as of December 31, 2012. The 30 to 59 days past due percentage has seen a moderate decrease from 0.57% as of December 31, 2011, to 0.30% as of December 31, 2012. All of the Corporation’s delinquency percentages are significantly below the Corporation’s national peer group. At this time, with economic conditions slightly improved, management believes that the potential for significant losses related to delinquent loans has moderated, with the level of delinquencies expected to remain at these low levels.

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

will adjust the allowance for loan losses through the provision as necessary. Changes to the allowance for loan losses during the year are primarily affected by three events:

•	Charge off of loans considered not recoverable
•	Recovery of loans previously charged off
•	Provision for loan losses

The Corporation’s strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. In 2009 and 2010, the Corporation experienced an increase in the number of charged-off loans and a greater number of classified loans for which a loss is possible. The higher amount of charge-offs coincided with the harsh economic conditions that followed the financial crisis that had a material impact on several of the Corporation’s commercial borrowers. As a result, the Corporation began increasing the provision for loan losses to offset these higher than normal levels of charged-off loans and classified loans in the portfolio. The allowance for loan losses grew from 1.38% of total loans at the end of 2009 to 2.06% of total loans at the end of 2011. However, the amount of charged-off loans had already started to decline back to more normal levels in 2011 and management was making steady progress in reducing classified loans. Therefore, management was able to begin reducing the provision expense at the end of 2011, and then crediting provision expense in 2012 as further progress was made in reducing classified assets.

The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for each of the past five years. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	December 31,
	2012	2011	2010	2009	2008
	$	$	$	$	$

Balance at January 1,	8,480	7,132	5,912	4,203	3,682
Loans charged off:
Commercial real estate	—	(97)	(156)	(606)	—
Consumer real estate	(18)	(106)	(260)	(180)	—
Commercial and industrial	(46)	(209)	(156)	(305)	(150)
Consumer	(13)	(51)	(98)	(169)	(91)
Total charge-offs	(77)	(463)	(670)	(1,260)	(241)

Recoveries of loans previously charged off:
Commercial real estate	—	—	—	—	—
Consumer real estate	21	6	—	—	—
Commercial and industrial	57	223	82	31	69
Consumer	10	7	8	18	24
Total recoveries	88	236	90	49	93
Net loans recovered (charged off)	11	(227)	(580)	(1,211)	(148)
Provision (credited) charged to operating expense	(975)	1,575	1,800	2,920	669
Balance at December 31,	7,516	8,480	7,132	5,912	4,203

Net recoveries (charge-offs) as a %
of average total loans outstanding	0.00	(0.05)	(0.14)	(0.29)	(0.04)

Allowance at year end as a % of total loans	1.81	2.06	1.72	1.38	1.02

Charge-offs for the year ended December 31, 2012, were $77,000, compared to $463,000 for the same period in 2011. The charge-offs in 2012 represent a lower level of charge-offs compared to a typical year as a result of fewer commercial real estate and commercial and industrial charge-offs. Charge-off levels in 2011 represented a fairly typical level of consumer and small business loan charge-offs that would result from management charging off unsecured debt over 90 days delinquent with little likelihood of recovery.

During 2012, the Corporation reversed $975,000 from the allowance for loan losses, compared to adding $1,575,000 to the allowance during 2011. The provision is used to increase or decrease the allowance for loan losses to a level considered adequate to provide for losses inherent in the loan portfolio. With the level of delinquent, non-performing,

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

and classified loans decreasing throughout 2012, as well as very limited overall loan growth, management’s calculation of the allowance for loan losses showed the need to decrease the provision to bring the allowance to lower levels.

From December 31, 2011 to December 31, 2012, there was an $11.5 million, or 34.3% reduction, in total classified loans. Substandard loans decreased by $11.5 million, or 34.3%, from December 31, 2011 to December 31, 2012, while special mention loans decreased $4.3 million, or 69.5%. The level of substandard loans grew between December 31, 2010, and June 30, 2011, peaking on September 30, 2011, and showing a slight reduction by the end of 2011. Throughout 2012, many substandard loans paid off and the overall outstanding balances declined significantly. As a result of lower levels of classified loans as well as decreased delinquencies and slow overall loan portfolio growth, the allowance for loan loss calculation indicated a need to reduce the balance as of December 31, 2012.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. For the five-year period from 2008 through 2012, the Corporation maintained an allowance as a percentage of loans in a range between 1.02% and 2.06%. In 2012, the percentage decreased from 2.06% at the beginning of the year, to 1.81% as of December 31, 2012. The composition of the Corporation’s loan portfolio has not changed materially from 2011 to 2012; however, management views the overall risk profile of the portfolio to be lower in 2012 as a result of fewer loans being classified as substandard. Substandard classifications require larger provision amounts due to a higher potential risk of loss. Management will continue to increase or decrease the allowance as a percentage of total loans based on the quarterly calculation of the allowance for loan losses. Any increases are based on the need to allocate additional amounts based on estimated credit losses inherent in the current portfolio, utilizing historical and projected credit losses and levels of qualitative and quantitative risks that are appropriate based on the current credit environment. The Corporation’s allowance for loan losses as a percentage of loans will likely remain relatively unchanged throughout 2013.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. In 2012, recoveries of loans previously charged off exceeded actual current year charge-off amounts, resulting in a ratio of 0.00%, down from a very slight charge-off position in 2011 representing 0.05% of average loans outstanding.

The following table provides the allocation of the Corporation’s allowance for loan losses by major loan classifications. The percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type.

ALLOCATION OF RESERVE

(DOLLARS IN THOUSANDS)

	December 31,
	2012		2011		2010		2009		2008
		% of		% of		% of		% of		% of
	$	Loans	$	Loans	$	Loans	$	Loans	$	Loans

Real estate	5,085	84.4	4,865	85.1	3,859	81.8	1,917	79.2	2,293	80.0
Commercial and industrial	1,640	14.7	2,825	14.0	2,816	15.1	3,902	17.9	1,727	17.4
Consumer	61	0.9	61	0.9	75	3.1	83	2.9	155	2.6
Unallocated	730	—	729	—	382	—	10	—	28	—
Total allowance for loan losses	7,516	100.0	8,480	100.0	7,132	100.0	5,912	100.0	4,203	100.0

Real estate loans represent a more substantial portion of the outstanding loan portfolio and, while real estate secured loans have historically experienced lower losses than non-real estate secured loans, more of these types of loans have indicated deteriorating valuation and financial health that may result in future losses. The prolonged weak economy has impacted consumer financial strength and the value of residential homes continues to be down significantly. Meanwhile, the overall credit quality of real estate backed business loans deteriorated as the value of the real estate collateral declined and business conditions continued to be weak. The combined consumer and business real estate portion of the loan portfolio declined by $1.6 million, or 0.5%, from December 31, 2011, to December 31, 2012. However, due to the impact of declines in valuation for these loans, the dollar amount of the allowance allocated to these loans continues to increase.

In the past, commercial and industrial loans not secured by real estate had historically experienced higher loan losses and required a larger percentage of the reserve, despite representing a much smaller portion of the outstanding loan portfolio. More recently, as the amount of classified loans fell for all commercial borrowers, and more significantly for the non-real estate secured commercial and industrial loans, the dollar amount of the allowance allocated to these loans could be

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

reduced. The dollar amount of allocation for commercial and industrial loans declined by $1.2 million, or 42.5%, from December 31, 2011, to December 31, 2012, while the actual balance of commercial and industrial loans increased $2.8 million, or 4.9%. The amount of substandard and special mention commercial and industrial loans declined throughout 2012, supporting the need for a lower percentage of the reserve allocation. As of December 31, 2012, 71.5% of the allowance was allocated to real estate secured loans, both consumer and commercial, which make up 84.4% of all loans, while 18.0% of the allowance was allocated to commercial and industrial loans, which make up 14.7% of all loans.

The amount of allowance allocated to consumer loans has always been very small as generally consumer loans more than 90 days delinquent are charged off. The Corporation has a very small portion of the allowance allocated to consumer lines and personal loans based on historical losses and qualitative factors.

The $730,000 unallocated portion of the allowance as of December 31, 2012, remained at nearly the same balance since the end of 2011, however, as a percentage of the total allowance, the unallocated portion increased slightly from 8.6% at the end of 2011 to 9.7% at the end of 2012. Management anticipates that the unallocated portion of the allowance will range between 7.5% and 10.0% of the total allowance.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $504,000, or 2.4%, to $20,862,000 on December 31, 2012, from $21,366,000 as of December 31, 2011. In 2012, a relatively minimal amount of $613,000 of new investments were made in premises and equipment, while the Corporation recorded $1,117,000 of accumulated depreciation on existing assets resulting in the decrease in net premises and equipment during 2012. The Corporation had $303,000 in construction in process at the end of 2012 compared to $107,000 at the end of 2011. More capital improvements are planned in 2013 as the Corporation will be constructing a new branch office. As a result, it is anticipated that premises and equipment, net of accumulated depreciation, will grow in 2013 as fixed asset improvements will exceed accumulated depreciation. For further information on fixed assets please see Note D to the Consolidated Financial Statements, and for construction commitments see the Off-Balance Sheet Arrangements section.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB). The Corporation’s $4,148,000 of regulatory stock holdings as of December 31, 2012, consisted of $3,960,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. In years preceding 2008 and throughout most of 2008, the Corporation earned a return or dividend on the amount invested. In December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level. That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition. As a result, for years 2010 and 2011, no dividends were received on the Corporation’s FHLB stock. In the first quarter of 2012, the FHLB announced the first resumed payment of a dividend to its shareholders. Quarterly since then, the FHLB has paid a dividend, initially equal to 0.10% annualized for three quarters and increased to 0.43% annualized in the last quarter of 2012. While the FHLB has not committed to regular dividend payments, it will continue to monitor the overall financial performance of the bank in order to determine the status of future dividends.

Additionally, since the fourth quarter of 2010, the FHLB has announced several excess capital stock repurchases. This has caused the Corporation’s capital stock position to decline from $4,492,000 as of December 31, 2010, to $3,960,000 as of December 31, 2012. With the stock repurchases, the Corporation no longer has any excess capital stock. As a result, any future excess capital stock repurchase would not impact the Corporation unless the amount of FHLB borrowings would decline and then cause an excess capital stock position. While the FHLB has not committed to regular repurchases of excess stock, a sustained quarterly pattern has developed and the Corporation does view these recent actions as a strong indicator that any excess capital stock will be repurchased in the future. Management will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock. Management has concluded that the Corporation’s investment in FHLB stock is not other-than-temporarily impaired, based on the improved financial results of FHLB and its demonstrated resumption of a quarterly dividend and regular repurchases of excess stock.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Bank-Owned Life Insurance (BOLI)

The Corporation owned life insurance with a total recorded cash surrender value (CSV) of $19,216,000 on December 31, 2012, compared to $16,552,000 on December 31, 2011. The Corporation holds two distinct BOLI programs. The first, with a CSV of $3,912,000, was the result of insurance policies taken out on directors of the Corporation electing to participate in a directors’ deferred compensation plan. The program was designed to use the insurance policies to fund future annuity payments as part of a directors’ deferred compensation plan that permitted deferral of Board pay from 1979 through 1999. The plan was closed to entry in 1999, when directors were no longer provided with the option of deferring their Board pay. The Corporation pays the required premiums for the policies and is the owner and beneficiary of the policies. The life insurance policies in the plan generally have annual premiums; however, the premium payments are not required after the first five years. The Corporation continues to make the premium payments, which cover the cost of the insurance and generally add to the cash surrender value of the policy.

The second BOLI plan was taken out on a select group of the Corporation’s officers, with the additional income generated used to offset rising benefit costs. In May 2006, the first $5 million BOLI investment was made on these officers. In 2007, a second $5 million BOLI investment was made that covered officers who were not included in the initial BOLI investment and included additional investments on some officers already covered. In 2012, an additional $2.5 million BOLI investment was made that covered officers hired since the previous investment. Primarily as a result of the additional investment during 2012, the CSV for this plan increased from $12,286,000 as of December 31, 2011, to $15,304,000 as of December 31, 2012, a 24.6% increase. The remaining increase of $518,000 was generated from the returns of the actual life insurance policies. The Corporation purchased whole life policies for this BOLI plan and is the owner and beneficiary of the policies.

Deposits

The Corporation’s total ending deposits increased $27.5 million, or 4.5%, from $605.7 million on December 31, 2011, to $633.2 million on December 31, 2012. Customer deposits are the Corporation’s primary source of funding for loans and investments. In recent years, economic concerns, the credit crisis, and poor performance of the stock market and other types of investments led customers back to banks as safe places to invest money, in spite of historically low interest rates. This trend continued in 2012. Most of the growth in deposit balances during 2012 was in non-interest bearing demand accounts and savings accounts, with higher cost deposits like money markets and time deposits decreasing.

The Deposits by Major Classification table, shown below, provides the average balances and rates paid on each deposit category for each of the past three years. The average 2012 balance carried on all deposits was $611.9 million, compared to $594.8 million for 2011. This represents an increase of 2.9% on average deposit balances. The increase in average deposit balances from 2010 to 2011 was 1.2%. Average balances provide a more accurate picture of growth in deposits because deposit balances can vary throughout the year. In addition, the interest paid is based on average deposit balances carried during the year calculated on a daily basis.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2012		2011		2010
	$	%	$	%	$	%

Non-interest bearing demand	146,260	—	135,695	—	123,838	—
Interest-bearing demand	5,825	0.36	—	—	—	—
NOW accounts	61,242	0.20	62,355	0.28	56,909	0.36
Money market deposit accounts	53,794	0.25	57,183	0.36	51,954	0.45
Savings accounts	108,334	0.09	98,175	0.10	90,309	0.12
Time deposits	236,462	1.64	241,357	1.96	264,581	2.51
Total deposits	611,917		594,765		587,591

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Fees
•	Permanence of the institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to competitor rates

The Corporation has been a stable presence in the local area and offers convenient locations, low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves. Management has always priced products and services in a manner that makes them affordable for all customers. This, in turn, creates a high degree of customer loyalty, which has provided stability to the deposit base. In 2009, management began to see a new trend develop that resulted in deposit inflows due to financial concerns regarding the health of other competing financial institutions, as opposed to merger-related activity. The Corporation continues to generally benefit from the customers’ desire to conduct business with a smaller financial institution versus a larger institution. Larger financial institutions have been in the forefront in terms of negative publicity related to the governmental actions commonly referred to as the “bailout” of the banking industry. The Corporation chose not to take governmental funds issued as part of the Troubled Asset Relief Program (TARP). This was a beneficial decision in that some customers viewed the recipients of TARP funds to be in weaker financial condition. While this was not always the case, the public’s perception often determines where they will direct their funds. In addition to these trends, the Corporation’s deposits continued to grow in the Manheim, PA area where the Corporation’s eighth full service branch office was opened in September 2008. The Manheim office significantly expanded the Corporation’s market area, which management continues to execute as part of the strategic plan. Additionally, the remodeling of the Denver branch office and the Main branch office which occurred in 2010 and 2011 respectively, improved the level of service at these branches and was partially responsible for continued growth in deposits at these branches.

The average balance of the Corporation’s core deposits, including non-interest bearing demand deposits, interest-bearing demand deposits, NOW accounts, MMDA accounts, and savings accounts, grew $22.1 million, or 6.2%, since December 31, 2011. Several converging factors are assisting in the increase in core deposits. Interest rates are at historic lows, which results in less motivation for customers to shop interest rates because the differential between high and low rates is compressed. Customers are trying to build more liquid funds to meet cash flow needs in a slowing economy, as a matter of prudence. The safety of FDIC-insured funds and immediate or nearly immediate funds in the current environment appears to be more of a concern to customers than interest rates. Additionally, the concern over the stability of some larger financial institutions has led customers seeking security to community banks with high levels of capital and long-standing reputations.

Time deposits are typically a more rate-sensitive product making them a less reliable source of funding. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. Due to current adequate funding levels from all sources, the Corporation’s recent time deposit strategy has been to offer rates that meet or slightly exceed the average rates offered by the local competing banks. This strategy alone will not grow time deposits in the current environment. Management’s asset liability plan desires a better mix of core deposits relative to time deposits and is willing to see some declines in time deposit balances. Time deposit balances did decline throughout 2012, with the average balance decreasing by $4.9 million, or 2.0%, compared to 2011 average balances.

Time deposits are a safe investment with FDIC coverage insuring no loss of principal below certain levels. Prior to October 3, 2008, FDIC coverage was $100,000 on non-IRA time deposits, and $250,000 on IRA time deposits. Effective October 3, 2008, the FDIC insurance increased to $250,000 for all deposit accounts with the signing of the Emergency Economic Stabilization Act of 2008, which was made permanent under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The higher FDIC insurance limits benefited the Corporation due to its strong level of capital and consistent earnings. In this environment, the Corporation experienced time deposit growth throughout 2009 and 2010 due to weak earnings and/or capital levels of competing national, regional, and local community banks. Often as customers placed more time deposits in financial institutions, due to the declining stock market, they did not want to exceed the FDIC insurance limits and, therefore, the Corporation gained many new time deposit customers. The decrease in time deposit balances from 2011 to 2012 can be attributed to customers moving funds away from time deposits into core deposit accounts, other funds returning to competing financial institutions, and other customers re-entering the equity market and other investments.

Historically, most time deposit growth was in terms less than 18 months, which have lower rates than longer term time deposits, indicating that customers were not looking for long-term investments with the best return, but shorter safe investments. In 2012, time deposits declined in total, with the majority of the decline in terms longer than one year. The

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

five-year term was the only time deposit product that showed some growth. This growth was indicative of the customers’ perception that rates would not increase in the short-term. Management expects that, as equity investments begin to rebound in performance, there may continue to be a reduction in the Corporation’s time deposit balances.

As of December 31, 2012, time deposits over $100,000 made up 33.8% of the total time deposits. This compares to 32.3% on December 31, 2011. Since time deposits over $100,000 are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease. The following table provides the total amount of time deposits of $100,000 or more for the past three years by maturity distribution.

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

(DOLLARS IN THOUSANDS)

	December 31,
	2012	2011	2010
	$	$	$

Three months or less	12,158	13,959	20,982
Over three months through six months	9,838	8,255	8,627
Over six months through twelve months	17,418	15,095	13,755
Over twelve months	36,999	39,354	33,208
Total	76,413	76,663	76,572

In order to meet future funding obligations, it is necessary to review the timing of maturity for large depositors, like the time deposits of $100,000 or more. The Corporation monitors all large depositors to ensure that there is a steady flow of maturities. As of December 31, 2012, the Corporation had a typical laddering of large time deposits. For more information on liquidity management, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk. Additionally, for more information on the maturity of time deposits, see Note F to the Consolidated Financial Statements.

Borrowings

Total borrowings were $73.0 million as of December 31, 2012, and December 31, 2011. The Corporation was not purchasing short-term funds as of December 31, 2012, or December 31, 2011. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.

Long-term borrowings remained unchanged at $73.0 million as of December 31, 2012 and 2011. The Corporation uses two main sources for long-term borrowings: Federal Home Loan Bank (FHLB) advances and repurchase agreements through brokers or correspondent banks. Both of these types of borrowings are used as a secondary source of funding and to mitigate interest rate risk. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

Total FHLB borrowings were $58.0 million as of December 31, 2012, compared to $53.0 million as of December 31, 2011. The increase in FHLB borrowing balances related to the maturity of a repurchase agreement in 2012 that was replaced with an FHLB advance. Other FHLB advances that matured during the year were replaced with new loans, reducing the rates paid on the borrowings. The borrowings with FHLB are primarily fixed-rate loans. The Corporation occasionally uses convertible select loans that give advantageous pricing compared to fixed-rate loans; however, they generally have additional risk due to a call feature being included on the loan. Management compares the length of the first call of these borrowings to the normal length of time deposits. Often, a convertible select borrowing from FHLB can provide a longer period of rate protection than the term of some of the Corporation’s typical time deposit promotions. The call feature may be based on a time requirement or a specific rate requirement. As of December 31, 2012, the Corporation held $7.5 million of convertible select loans, compared to $15.0 million as of December 31, 2011.

As of December 31, 2012, the Corporation held $15.0 million of repurchase agreements, compared to $20.0 million as of December 31, 2011. The repurchase agreements all have some call features, much like FHLB convertible select loans. All of the callable repurchase agreements had an initial period where no call could occur. However, all of the callable repurchase agreements are now into their call period where calls could occur on a quarterly basis. It is unlikely that any

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

of the callable repurchase agreements will be called in the near future, as their rates are well above market rates for the same term. Two of the repurchase agreements existing prior to 2008, totaling $10 million are in a back-end fixed rate with a quarterly call, whereas the other repurchase agreement is at a floating rate that resets quarterly with a call provision. The interest rates on callable repurchase agreements are more favorable than non-callable long-term fixed rates; therefore, these instruments assist the Corporation in increasing net interest margin. In all cases, the rate advantage of callable borrowing structures is weighed against any additional interest rate risk exposure taken compared to non-callable borrowing structures. Management views repurchase agreement transactions as a diversification of funding outside of the FHLB, because principally the same funding structures can be obtained from FHLB. Management monitors the amount of convertible select loans that could be called in any one year to ensure that the Corporation does not have a concentrated amount of call risk. It is likely that as repurchase agreements mature, management will either pay them off or refinance with FHLB long-term borrowings, depending on the liquidity and asset liability position of the Corporation at the time.

To limit the Corporation’s exposure and reliance on a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of the Corporation’s total assets. As of December 31, 2012, the Corporation was within this policy guideline at 7.3% of asset size with $58.0 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of December 31, 2012, total borrowings from all sources amounted to 81.6% of the Corporation’s capital, well under the policy guideline. The Corporation has maintained FHLB borrowings and total borrowings within these guidelines throughout the year.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is $195.0 million as of December 31, 2012. The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

The following table reflects the Corporation’s capital ratios compared to regulatory capital requirements for prompt corrective action.

REGULATORY CAPITAL RATIOS	Capital Ratios			Regulatory Requirements
	As of	As of	As of
	Dec. 31,	Dec. 31,	Dec. 31,	Adequately	Well
	2012	2011	2010	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets	18.2%	17.9%	17.5%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	16.9%	16.6%	16.3%	4.0%	6.0%
Tier I Capital to Average Assets	10.5%	10.2%	9.8%	4.0%	5.0%

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

Total dividends paid to shareholders during 2012, were $2,853,000, or $1.00 per share, compared to $2,742,000, or $0.96 per share paid to shareholders during 2011. The Corporation uses current earnings and available retained earnings to pay dividends. The Corporation’s current capital plan calls for management to maintain Tier I Capital to Average Assets between 10.0% and 12.0%. Management also desires a dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, management’s goal is to maintain a payout ratio of 35% or above. For 2012, the dividend payout ratio was 37.3%. Management anticipates that the payout ratio for 2013 will be similar to the 2012 ratio.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The amount of unrealized gain or loss on the Corporation’s securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the Corporation’s balance sheet. The change in unrealized holding gain or loss that occurred during 2012 is shown on the Corporation’s Consolidated Statements of Comprehensive Income, along with a reclassification adjustment for gains included in the current year’s income. The Corporation’s Consolidated Statements of Comprehensive Income shows the impact of changes in unrealized gains and losses during the year on the Corporation’s net income to arrive at net comprehensive income.

In terms of the Corporation’s balance sheets, an unrealized gain increases capital while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated at the end of each period, the current unrealized gain or loss of the securities portfolio would directly impact the Corporation’s capital. As of December 31, 2012, the Corporation showed unrealized gains, net of tax, of $6,663,000, compared to unrealized gains of $4,221,000 as of December 31, 2011. The changes in unrealized gains or losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

On July 1, 2008, ENB Financial Corp was formed. The retirement of all treasury shares was required as part of the formation of ENB Financial Corp. As a result, management needed treasury shares to be utilized for the existing Employee Stock Purchase Plan and Dividend Reinvestment Plan. Therefore, on August 14, 2008, the Board authorized a stock buyback plan for the purchase of up to 140,000 shares of common stock for corporate purposes. Since formation of the plan, 94,640 shares of treasury stock have been repurchased, and 77,035 reissued, with 17,605 treasury shares existing on December 31, 2012. In 2012, the net capital impact of shares being purchased and reissued was not significant with 23,640 shares being purchased and 16,761 shares reissued. This type of activity is again expected in 2013 as management desires to purchase a sufficient amount of shares to cover the needs of the existing stock purchase plans so a minimum level of treasury shares is maintained.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business. The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2012, and shows the future periods in which settlement of the obligations is expected. The contractual obligation numbers below do not include accrued interest. Refer to the Notes to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)

	Less than	1-3	4-5	More than
	1 year	years	years	5 years	Total
	$	$	$	$	$

Time deposits (Note F)	104,702	74,507	47,192	—	226,401
Borrowings (Notes G and H)	13,000	32,000	28,000	—	73,000

Total contractual obligations	117,702	106,507	75,192	—	299,401

In 2012, management entered into two construction contracts involving new branch locations. One contract was for the renovation of an existing building where a new branch location will be opened for approximately $211,000, and the other contract was for the construction of a new branch location for approximately $2.3 million. Construction under both of these contracts is scheduled to begin in 2013.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the liquidity section to follow, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of December 31, 2012. For further details regarding off-balance sheet arrangements, refer to Note O to the Consolidated Financial Statements.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

December 31,
2012
$
Commitments to extend credit:
Revolving home equity loans	23,089
Construction loans	14,367
Real estate loans	3,810
Business loans	65,325
Consumer loans	1,677
Other	4,111
Standby letters of credit	7,222

Total	119,601

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

It is unlikely that maturing assets would equal maturing liabilities because, on the balance sheet, assets do not equal liabilities. However, after non-earning assets and liabilities are pulled out, the remaining assets and liabilities maturing are relatively close resulting in a cumulative maturity gap percentage near 100%. For purposes of this analysis, $727.3 million of assets mature in all time frames while $707.5 million of liabilities mature in all time frames, resulting in a 102.8% cumulative maturity gap. So, while a cumulative maturity gap of 100% would indicate that the same amount of assets and liabilities are maturing within the specified period, this is rather unlikely to occur within any time frame, or on a cumulative basis. Gap ratios have increased for the Corporation over the course of the past two years. The primary reason for the increase in gap ratios can be attributed to higher cash levels, faster principal payments on securities, purchasing securities with shorter durations, and a lengthening of the Corporation’s liabilities. Management has been maintaining higher levels of

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

cash and cash equivalents since 2011 to assist in offsetting the Corporation’s relatively long securities portfolio. The strategy of maintaining higher cash levels to improve gap ratios and act as an immediate hedge against liquidity risk and interest rate risk is expected to continue until the securities portfolio is materially shorter in duration. In all time frames, assets maturing exceed liabilities maturing.

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2012, along with the cumulative maturity gap guidelines monitored by management. For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

MATURITY GAP ANALYSIS

(DOLLARS IN THOUSANDS)

		More than	More than	More than
	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$
Assets maturing	100,201	65,128	178,973	129,668	253,362
Liabilities maturing	91,081	63,959	160,319	120,608	271,550
Maturity gap	9,120	1,169	18,654	9,060	(18,188)
Cumulative maturity gap	9,120	10,289	28,943	38,003	19,815

Maturity gap %	110.0%	101.8%	111.6%	107.5%	93.3%

Cumulative maturity gap %	110.0%	106.6%	109.2%	108.7%	102.8%

Cumulative maturity gap % guideline	45% to 155%	60% to 140%	75% to 125%	85% to 115%

As of December 31, 2012, all cumulative maturity gaps were within Corporate Policy guidelines and were slightly higher than the prior year’s levels. During 2012, U.S. Treasury rates fell to record levels which increased prepayment speeds on the Corporation’s MBS, CMO, and PCMO securities. This increased cash flows and shortened the Corporation’s assets. Additionally, several long-term advances were initiated to take advantage of the low interest rates and lock in funding for four or five years. These factors were primarily responsible for the high gap ratios as of December 31, 2012.

Given the likelihood that short term interest rates will not increase in 2013, management’s current position is to maintain the cumulative maturity gap percentages within guidelines but not necessarily increase them in 2013. The risk in maintaining high gap percentages is that, should interest rates not rise, maturing assets will reprice at lower rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which impacts the Corporation’s interest income and margin. The risk of liabilities repricing at higher interest rates is very low in the present environment as most maturing deposits are repricing to a lower interest rate. Therefore, higher levels of liabilities repricing would currently benefit the Corporation. Given the alternative investment options available, management also does not perceive significant risk that deposits maturing in the shorter time frames will leave the Corporation. It is likely that, should market interest rates rise in 2013, customer behavior patterns will change and deposits will be more rate sensitive with a greater portion potentially leaving the Corporation. These maturity gaps are closely monitored along with additional liquidity measurements discussed below. Management will work to maintain these ratios within policy guidelines throughout 2013 in order to position for the increased likelihood of rising interest rates in future time periods.

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

The following is a listing of the Corporation’s other liquidity measurements, along with a short definition, that are evaluated in an effort to monitor and mitigate liquidity risk:

•	Core Deposit Ratio – Core deposits as a percentage of assets
•	Funding Concentration Analysis – Alternative funding sources outside of core deposits as a percentage of assets
•	Short-term Funds Availability – Readily available short-term funds as a percentage of assets
66

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis
•	Securities Portfolio Liquidity – Cash flows maturing in one year or less as a percentage of assets and securities
•	Readily Available Unencumbered Securities and Cash – Unencumbered securities as a percentage of the securities portfolio and as a percentage of total assets
•	Borrowing Limits – Internal borrowing limits in terms of both FHLB and total borrowings.
•	Three, Six, and Twelve-month Projected Sources and Uses of Funds – Net projected liquidity surplus/shortage shown for each period.

These measurements are designed to prevent undue reliance on outside sources of funding and ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources.

As of December 31, 2012, the Corporation was within guidelines for all of the above measurements except the securities portfolio liquidity as a percentage of assets. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 5% and 10% of total assets. As of December 31, 2012, these cash flows represented 4.7% of total assets, just under the lower guideline. However, when factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 7.4% of total assets. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management has been carrying an average of $15 million or more of readily available cash on hand and approximately $30 to $35 million of cash and cash equivalents on a daily basis throughout most of 2012. Cash balances have been running higher than these levels in early 2013 and management anticipates this will continue until economic conditions improve and loan demand picks up. These measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of December 31, 2012, and December 31, 2011. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. Management does run expected growth scenarios through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

CHANGES IN NET INTEREST INCOME

	2012	2011	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	22.8	5.8	(20.0)
300 basis point rise	16.2	2.7	(15.0)
200 basis point rise	9.5	0.0	(10.0)
100 basis point rise	2.8	(2.3)	(5.0)
Base rate scenario	—	—	—
50 basis point decline	(2.1)	(2.1)	(2.5)
100 basis point decline	(5.0)	(4.0)	(5.0)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation's net interest income.

Base rate is the Prime rate.

The above analysis shows a slightly negative impact to the Corporation’s net interest income in both down-rate scenarios. All up-rate scenarios show a positive impact. In the unique current rate environment, the amount of the Corporation’s assets repricing higher will be fairly large due to the amount of variable rate loans that will reprice immediately when Prime increases. On the liability side, if rates increase, it is typical for management to react slowly in increasing deposit rates. Even when deposit rates are increased, they are typically increased at a fraction of the increase in the Prime rate. In the current environment, if interest rates rise, it is expected that deposit rates will move upward, but more slowly than in past rates-up cycles. It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year. The Corporation’s model also has the ability to measure changes to net interest income given interest rate changes that occur more slowly over time. This type of modeling is

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

referred to as “interest rate ramps,” where a set change in rates occurs over a period of time. If rates were to move upward slowly over the course of the next year, the results are very close to the results using a rate shock.

In all rates-up scenarios, modeled net interest income increases significantly. All scenarios show a marked improvement over December 31, 2011 results. The primary reason for this improvement was a result of management’s refinement of rate settings on core deposit accounts. In previous years, rates on deposits were permitted to increase at a fast pace when interest rates rise. In reality, core deposit account rates will only increase at a fraction of the increase in Prime rate. During 2012, management implemented ceilings on deposit accounts limiting the extent to which they can reprice, and restricted the amount a rate could change in a year’s time. When rates go up, assets will reprice by the full amount of the rate movement and liabilities will lag and reprice by a much smaller amount. This resulted in the favorable results shown in the table above for all rates-up scenarios.

Additionally, the analysis shows that the Corporation’s net interest income would decrease if rates declined. This results from several types of deposit products’ current offering rates being near the floor for pricing. For instance, savings accounts had an interest rate of 0.05% as of December 31, 2012. Management is only able to reduce the rate to zero; therefore, any reduction in the savings rate only benefits earnings in the case of a 5-basis point rate decline. Since most loan rates would be able to reprice lower under the declining rate scenarios and the deposit rate decreases are limited, the Corporation would have less earnings under a declining rate scenario. It is likely that management would control the reduction in loan rates to limit the reduction in net interest income in a downward rate environment.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Change in Net Portfolio Value

The change in NPV gives a long-term view of the exposure to changes in interest rates. The NPV is calculated by discounting the future cash flows to the present value based on current market rates. The NPV is the mathematical equivalent of the present value of assets minus the present value of liabilities.

The table below indicates the changes in the Corporation’s NPV as of December 31, 2012. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the net portfolio value and net interest income in the event of the interest rate changes described below. All rates-up scenarios for both 2012 and 2011 show the Corporation within ALCO guidelines, with the exception of the rates-up 100 basis point scenario in 2012 which is slightly outside of policy guidelines. The rates-down scenarios in both years show the Corporation outside of policy guidelines, but it is nearly impossible for rates to go down any further. Subsequent to year-end, the ALCO Committee voted to change the down-rate policy guidelines to (10%) and (20%) to reflect Management’s willingness to allow a little more net portfolio value risk in the very unlikely down-rate scenarios.

CHANGES IN NET PORTFOLIO VALUE

	2012	2011	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	(27.3)	(25.7)	(40.0)
300 basis point rise	(22.9)	(19.2)	(30.0)
200 basis point rise	(18.0)	(13.6)	(20.0)
100 basis point rise	(10.6)	(7.3)	(10.0)
Base rate scenario	—	—	—
50 basis point decline	(8.1)	(11.5)	(5.0)
100 basis point decline	(17.5)	(21.2)	(10.0)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities.

Base rate is the Prime rate.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The results as of December 31, 2012, indicate that the Corporation’s NPV would experience a valuation loss in all interest rate scenarios. The percentage change for all rates-up scenarios, except rates-up 100 basis points, is within policy guidelines, and the results are similar to the changes in net portfolio value as of December 31, 2011. The rates-up 100 basis point scenario is very slightly over the policy guideline. In 2010, management changed the seven rate scenarios because of the greatly diminished likelihood that interest rates would decline further. While the Prime rate of 3.25% could potentially decline, since the Federal Reserve’s target Federal funds rate is already down to 0.00% to 0.25%, and because the Prime rate and the Federal funds rate generally move in tandem, it is not likely that the Prime rate will decline further. Therefore, management removed the rates-down 200 and 300 basis-point scenarios and went with only two rates-down scenarios of 50 and 100 basis points. These two rates-down scenarios could happen but are very unlikely. Management then added a rates-up 400 basis point scenario to model a more aggressive rates-up move.

There is portfolio value volatility as rates rise indicating that the Corporation loses NPV, which is the result of the value of assets declining at a faster rate than the decrease in the value of deposits. Stated in another manner, an increase in interest rates would devalue the Corporation’s assets. This decrease would be larger than the decline in the value of the Corporation’s liabilities. The material reductions in the rates-up scenarios are caused by longer term securities and mortgages on the asset side of the balance sheet. During 2012, the Corporation’s municipal bond segment of the securities portfolio grew significantly due to tax strategies, low loan growth, and high tax equivalent yields available. The book value of municipal bonds grew $19.2 million, or 22.6%, from December 31, 2011, to December 31, 2012. These securities represent the Corporation’s longest and highest yielding securities and they also carry the largest amount of fair value risk if long term rates increase. Traditional 1-4 family residential mortgages are the largest loan type in the Corporation’s loan portfolio. These assets are predominately 15 and 20-year mortgages which represent the Corporation’s longest loan assets. Management anticipates that the rates-up NPV reductions will decline slightly going forward as reductions in longer term assets occur in 2013 and larger cash balances are carried.

Table of Contents ENB FINANCIAL CORP

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ENB Financial Corp

We have audited the accompanying consolidated balance sheets of ENB Financial Corp and subsidiary (the “Corporation”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENB Financial Corp and subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

Wexford, PA

March 28, 2013

S.R. Snodgrass, A.C. *2100 Corporate Drive, Suite 400 * Wexford, Pennsylvania 15090-8399 * Phone: (724) 934-0344 * Facsimile: (724) 934-0345

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,
	2012	2011
	$	$
ASSETS
Cash and due from banks	14,035	12,511
Interest-bearing deposits in other banks	21,625	19,375

Total cash and cash equivalents	35,660	31,886

Securities available for sale (at fair value)	305,634	284,011

Loans held for sale	768	1,926

Loans (net of unearned income)	414,359	412,638

Less: Allowance for loan losses	7,516	8,480

Net loans	406,843	404,158

Premises and equipment	20,862	21,366

Regulatory stock	4,148	4,148

Bank owned life insurance	19,216	16,552

Other assets	6,055	7,099

Total assets	799,186	771,146

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	156,327	149,510
Interest-bearing	476,834	456,168

Total deposits	633,161	605,678

Long-term debt	73,000	73,000
Accounts payable for security purchases not yet settled	—	6,964
Other liabilities	3,510	3,033

Total liabilities	709,671	688,675

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,851,952
(Issued 2,869,557 and Outstanding 2,858,831 as of 12-31-11)	574	574
Capital surplus	4,320	4,304
Retained earnings	78,421	73,632
Accumulated other comprehensive income, net of tax	6,663	4,221
Less: Treasury stock shares at cost 17,605 shares
(10,726 shares as of 12-31-11)	(463)	(260)

Total stockholders' equity	89,515	82,471

Total liabilities and stockholders' equity	799,186	771,146

See notes to consolidated financial statements 73

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2012	2011	2010
	$	$	$
Interest and dividend income:
Interest and fees on loans	20,161	21,608	22,594
Interest on securities available for sale
Taxable	4,212	5,983	7,068
Tax-exempt	3,695	3,472	2,939
Interest on federal funds sold	—	—	8
Interest on deposits at other banks	80	47	11
Dividend income	119	123	134

Total interest and dividend income	28,267	31,233	32,754

Interest expense:
Interest on deposits	4,257	5,214	7,202
Interest on short-term borrowings	—	—	1
Interest on long-term debt	2,156	3,032	3,344

Total interest expense	6,413	8,246	10,547

Net interest income	21,854	22,987	22,207

Provision (credit) for loan losses	(975)	1,575	1,800

Net interest income after provision (credit) for loan losses	22,829	21,412	20,407

Other income:
Trust and investment services income	1,105	1,125	1,122
Service fees	1,734	1,776	2,073
Commissions	1,946	1,844	1,592
Gains on securities transactions, net	1,080	1,824	1,365
Impairment losses on securities:
Impairment losses on investment securities	(110)	(215)	(79)
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	(30)	(109)	(314)
Net impairment losses on investment securities	(140)	(324)	(393)
Gains on sale of mortgages	296	187	305
Losses on sale of loans	—	(263)	—
Earnings on bank owned life insurance	927	574	555
Other income	329	339	341

Total other income	7,277	7,082	6,960

Operating expenses:
Salaries and employee benefits	12,502	11,501	10,834
Occupancy	1,677	1,648	1,657
Equipment	855	798	819
Advertising & marketing	405	362	445
Computer software & data processing	1,623	1,571	1,578
Shares tax	810	770	798
Professional services	1,154	1,297	1,465
FDIC insurance	359	500	689
Other expense	1,784	1,713	1,772

Total operating expenses	21,169	20,160	20,057

Income before income taxes	8,937	8,334	7,310

Provision for federal income taxes	1,295	1,186	965

Net income	7,642	7,148	6,345

Earnings per share of common stock	2.68	2.50	2.23

Cash dividends paid per share	1.00	0.96	0.96

Weighted average shares outstanding	2,854,878	2,857,345	2,846,021

See notes to consolidated financial statements 74

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2012	2011	2010
	$	$	$

Net income	7,642	7,148	6,345

Other comprehensive income, net of tax:
Net change in unrealized gains (losses):

Other-than-temporarily impaired securities available for sale:

Losses arising during the period	(110)	(215)	(79)
Income tax effect	37	73	27
	(73)	(142)	(52)

Losses recognized in earnings	140	324	393
Income tax effect	(48)	(111)	(134)
	92	213	259
Unrealized holding gains on other-than-temporarily impaired
securities available for sale, net of tax	19	71	207

Securities available for sale not other-than-temporarily impaired:

Gains arising during the period	4,752	7,442	2,112
Income tax effect	(1,616)	(2,530)	(718)
	3,136	4,912	1,394

Gains recognized in earnings	(1,080)	(1,824)	(1,365)
Income tax effect	367	620	464
	(713)	(1,204)	(901)
Unrealized holding gains on securities available for sale not
other-than-temporarily impaired, net of tax	2,423	3,708	493

Other comprehensive income, net of tax	2,442	3,779	700

Comprehensive Income	10,084	10,927	7,045

See notes to consolidated financial statements 75

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, January 1, 2010	574	4,415	65,613	(258)	(768)	69,576

Net income	—	—	6,345	—	—	6,345
	—	—			—
Other comprehensive income, net of tax	—	—	—	700	—	700
			—
Treasury stock purchased - 2,100 shares	—	—	—	—	(45)	(45)

Treasury stock issued - 19,139 shares	—	(90)	—	—	479	389

Cash dividends paid, $0.96 per share	—	—	(2,732)	—	—	(2,732)

Balances, December 31, 2010	574	4,325	69,226	442	(334)	74,233

Net income	—	—	7,148	—	—	7,148
	—	—			—
Other comprehensive income, net of tax	—	—	—	3,779	—	3,779
			—
Treasury stock purchased - 16,000 shares	—	—	—	—	(385)	(385)

Treasury stock issued - 18,792 shares	—	(21)	—	—	459	438

Cash dividends paid, $0.96 per share	—	—	(2,742)	—	—	(2,742)

Balances, December 31, 2011	574	4,304	73,632	4,221	(260)	82,471

Net income	—	—	7,642	—	—	7,642
	—	—			—
Other comprehensive income, net of tax	—	—	—	2,442	—	2,442
			—
Treasury stock purchased - 23,640 shares	—	—	—	—	(619)	(619)

Treasury stock issued - 16,761 shares	—	16	—	—	416	432

Cash dividends paid, $1.00 per share	—	—	(2,853)	—	—	(2,853)

Balances, December 31, 2012	574	4,320	78,421	6,663	(463)	89,515

See notes to consolidated financial statements 76

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2012	2011	2010
	$	$	$
Cash flows from operating activities:
Net income	7,642	7,148	6,345
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	3,750	2,096	1,560
(Increase) decrease in interest receivable	(327)	(113)	85
Decrease in interest payable	(212)	(263)	(225)
Provision (credit) for loan losses	(975)	1,575	1,800
Gains on securities transactions, net	(1,080)	(1,824)	(1,365)
Impairment losses on securities	140	324	393
Losses on the sale of student loans	—	263	—
Gains on sale of mortgages	(296)	(187)	(305)
Loans originated for sale	(17,480)	(14,346)	(20,953)
Proceeds from sales of loans	18,934	13,378	20,667
Earnings on bank-owned life insurance	(927)	(574)	(555)
(Gains) losses on sale of other real estate owned	(15)	60	177
Depreciation of premises and equipment and amortization of software	1,325	1,328	1,377
Deferred income tax	607	(237)	(644)
Decrease in prepaid federal deposit insurance	314	451	617
Decrease in accounts payable for securities purchased not yet settled	(6,964)	—	—
Other assets and other liabilities, net	(17)	(276)	(586)
Net cash provided by operating activities	4,419	8,803	8,388

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	87,432	56,634	55,682
Proceeds from sales	33,388	75,364	47,364
Purchases	(141,555)	(144,783)	(125,432)
Purchase of other real estate owned	(112)	—	—
Proceeds from sale of other real estate owned	148	—	371
Purchase of regulatory bank stock	(345)	(46)	—
Redemptions of regulatory bank stock	345	578	236
Purchase of bank-owned life insurance	(2,563)	(87)	(88)
Proceeds from bank-owned life insurance	826	—	—
Net (increase) decrease in loans	(1,986)	2,112	11,664
Purchases of premises and equipment	(613)	(1,614)	(706)
Purchase of computer software	(53)	(196)	(263)
Net cash used for investing activities	(25,088)	(12,038)	(11,172)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	38,755	24,518	35,204
Net decrease in time deposits	(11,272)	(14,434)	(9,553)
Proceeds from long-term debt	17,500	13,000	12,000
Repayments of long-term debt	(17,500)	(14,500)	(20,000)
Dividends paid	(2,853)	(2,742)	(2,732)
Treasury stock sold	432	438	389
Treasury stock purchased	(619)	(385)	(45)
Net cash provided by financing activities	24,443	5,895	15,263
Increase in cash and cash equivalents	3,774	2,660	12,479
Cash and cash equivalents at beginning of period	31,886	29,226	16,747
Cash and cash equivalents at end of period	35,660	31,886	29,226

Supplemental disclosures of cash flow information:
Interest paid	6,625	8,509	10,772
Income taxes paid	945	1,415	1,140

Supplemental disclosure of non-cash investing and financing activities:
Securities purchased not yet settled	—	6,964	—
Net transfer of other real estate owned from loans	278	441	429
Fair value adjustments for securities available for sale	3,700	5,726	1,060

See notes to consolidated financial statements 77

Table of Contents

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

Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents are identified as cash and due from banks and include cash on hand, collection items, amounts due from banks, and interest bearing deposits in other banks with maturities of less than 90 days.

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

Other Than Temporary Impairment (“OTTI”):

Management monitors all of the Corporation’s securities for OTTI on a monthly basis and determines whether any impairment should be recorded. A number of factors are considered in determining whether a security is impaired, including, but not limited to, the following:

•	period of time the security has had unrealized losses,
•	percentage of unrealized losses,
•	type of security,
•	the intent to sell the security or whether it is more likely than not that the Corporation would be required to sell the security before its anticipated recovery in market value
•	amount of projected credit losses based on current cash flow analysis, default and severity rates, and
•	market dynamics impacting the market for and liquidity of the security.

Management will more closely evaluate those securities that have unrealized losses of 10% or more and have had unrealized losses for more than twelve months. If management determines that the declines in value of the security

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

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

Loans:

Loans receivable, that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, generally are reported at the outstanding principal balances, reduced by any charge-offs and net of any deferred loan origination fees or costs. Net loan origination fees and costs are deferred and recognized as an adjustment of yield over the contractual life of the loan.

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

Allowance for Loan Losses:

The allowance for loan losses is maintained at a level considered by management to be adequate to provide for known and inherent risks in the loan portfolio at the Consolidated Balance Sheets date. The monthly provision for loan losses is an expense or a reduction of expense which increases or decreases the allowance, and charge-offs, net of recoveries, decrease the allowance. The Corporation performs ongoing credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, and other factors in determining the adequacy of the reserve balance. Loans determined to be uncollectible are charged to the allowance during the period in which such determination is made.

In calculating the allowance, management will begin by compiling the balance of loans by credit quality for each loan segment in order that allocations can be made in aggregate based on historic losses and qualitative factors. Prior to calculating these aggregate allocations, management will individually evaluate commercial and commercial real estate loans for impairment. A loan is impaired when it is probable that a creditor will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. All other loan types such as residential mortgages, home equity loans and lines of credit, and all other consumer loans, are not individually evaluated for impairment and are therefore allocated for in aggregate. These loans are considered to be large groups of smaller-balance homogenous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all circumstances concerning the loan, the creditworthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed.

For loans deemed to be impaired, management will provide a specific allocation. This loan balance is then subtracted from the total loan balances being allocated for in the aggregate. The remaining balances, along with the full loan balances for the other loan types are then multiplied by an adjusted loss ratio, which is the sum of both the historical loss ratio and a qualitative factor adjustment. Generally both the historical loss ratio and the qualitative

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

factor adjustment will increase as the credit rating of the loan deteriorates. The credit ratings begin with unclassified loans, which represent the best internal credit rating, also referred to as a “pass” credit and then continue with declining grades of special mention, substandard, doubtful, and loss. Special mention loans are no longer deemed to be a “pass” credit and require additional management attention. They are essentially placed on “watched” status and attempts are made to improve the credit to an unclassified status. If the credit would deteriorate further it would then be a substandard credit, which for regulatory purposes, is deemed to be a classified loan. Doubtful and loss credit grades represent further credit deterioration and are also considered classified loans.

For each loan type, all of these credit rating categories are broken out with adjusted loss ratios. The loan balance is then multiplied by the adjusted loss ratio to produce the required allowance. The allowances are totaled and added to any specific allocations on impaired loans to arrive at the total allowance for loan losses for the Corporation.

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

Management currently utilizes nine qualitative factors that are adjusted based on changes in the lending environment and economic conditions. The qualitative factors include the following:

•	levels of and trends in delinquencies, non-accruals, and charge-offs,
•	trends within the loan portfolio,
•	changes in lending policies and procedures,
•	experience of lending personnel and management oversight,
•	national and local economic trends,
•	concentrations of credit,
•	external factors such as competition, legal, and regulatory requirements,
•	changes in the quality of loan review and Board oversight,
•	changes in the value of underlying collateral.

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

In terms of the Corporation’s loan portfolio, the commercial and industrial loans and commercial real estate loans are deemed to have more risk than the consumer real estate loans and other consumer loans in the portfolio. The commercial loans not secured by real estate are highly dependent on financial condition and are more dependent on economic conditions. The commercial loans secured by real estate are also dependent on economic conditions but generally have stronger forms of collateral. More recently, commercial real estate has been negatively impacted by devaluation so these commercial loans carry a higher qualitative factor for changes in the value of collateral. The commercial loans and commercial real estate loans have historically been responsible for the majority of the Corporation’s delinquencies, non-accrual loans, and charge-offs, so both of these categories carry higher qualitative factors than consumer real estate loans and other consumer loans. The Corporation has historically experienced very low levels of consumer real estate and consumer loan charge-offs so these qualitative factors are set lower than the commercial real estate and commercial and industrial loans. More recently, the agriculture segment of the loan portfolio is growing faster than all other segments and, therefore, the qualitative factors for trends and collateral were increased in this area due to more volume and increased exposure to potential loss.

Impaired and Non-Accrual Loans:

The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap. Generally, a non-accrual loan will always be considered impaired due to payment delinquency or uncertain collection, but there are cases where an impaired loan is not considered non-accrual. For example, management may consider a loan impaired due to insufficient collateral given declining financial performance of the

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

borrower, but not place the loan on non-accrual status because the loan is current and has a history of timely payments. The primary factors considered by management in determining impairment include payment status and collateral value, but could also include debt service coverage, financial health of the business, and other external factors that could impact the ability of the borrower to fully repay the loan. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan using the original interest rate and its recorded value or, as a practical expedient in the case of collateral-dependent loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Management will place a business or commercial loan on non-accrual status when it is determined that the loan is impaired, or when the loan is 90 days past due with a history of prolonged periods of delinquency. These customers will generally be placed on non-accrual status at the end of each quarter. Consumer loans over 90 days delinquent are generally charged off or, in the case of larger residential real estate loans, they would be placed on non-accrual as the Corporation seeks to bring the customer current or pursue foreclosure options. When the borrower is on non-accrual, the Corporation will reverse any accrued interest on the books and will discontinue recognizing any interest income until the borrower is placed back on accrual status or fully pays off the loan balance plus any accrued interest. Any payments received by the customer while the loan is on non-accrual are fully applied against principal. The Corporation maintains records of the full amount of interest that is owed by the borrower. A non-accrual loan will generally only be placed back on accrual status after the borrower has become current and has demonstrated six consecutive months of non-delinquency.

Allowance for Off-Balance Sheet Extensions of Credit:

The Corporation maintains an allowance for off-balance sheet extensions of credit which would include any unadvanced amount on lines of credit and any letters of credit provided to borrowers. The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets. The liability was $364,000 as of December 31, 2012, and $264,000 as of December 31, 2011. Management follows the same methodology as the allowance for loan losses when calculating the allowance for off-balance sheet extensions of credit, with the exception of multiplying the unadvanced total by a high/low balance variance to arrive at the expected unadvanced portion that could be drawn upon at any time, or the amount at risk. The unadvanced amounts for each loan segment are broken down by credit classification. A historical loss ratio and qualitative factor are calculated for each credit classification by loan type. The historical loss ratio and qualitative factor are combined to produce an adjusted loss ratio which is multiplied by the amount at risk for each credit classification within each loan segment to arrive at an allocation. The allocations are summed to arrive at the total allowance for off-balance sheet extensions of credit.

Other Real Estate Owned (OREO):

OREO represents properties acquired through customer loan defaults. These properties are recorded at the fair value less projected disposal costs at acquisition date. Fair value is determined by current appraisals. Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets. The Corporation did not hold any OREO property as of December 31, 2011, but had $264,000 of OREO as of December 31, 2012.

Mortgage Servicing Rights (MSRs):

The Corporation has agreements for the express purpose of selling residential mortgage loans on the secondary market, referred to as mortgage servicing rights. The Corporation maintains all servicing rights for loans previously sold through Fannie Mae. Originated MSRs are recorded by allocating total costs incurred between the loans and servicing rights based on their relative fair values. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio. Impairment is evaluated based on the fair value of the rights, portfolio interest rates, and prepayment characteristics. MSRs are a component of other assets on the Consolidated Balance Sheets.

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

Bank-Owned Life Insurance (BOLI):

BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $19,216,000 and $16,552,000 as of December 31, 2012, and 2011, respectively.

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

Advertising Costs:

The Corporation expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2012, 2011, and 2010, were $405,000, $362,000, and $445,000, respectively.

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

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

Recently Issued Accounting Standards:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Corporation has provided the necessary disclosure in Notes Q and R.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted). This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Corporation is currently evaluating the impact that these disclosures will have on its financial statements.

NOTE B - SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

The amortized cost and fair value of securities held at December 31, 2012, and 2011, are as follows:

	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2012
U.S. government agencies	42,374	1,971	(61)	44,284
U.S. agency mortgage-backed securities	49,173	931	(101)	50,003
U.S. agency collateralized mortgage obligations	40,612	206	(218)	40,600
Private collateralized mortgage obligations	6,123	59	(432)	5,750
Corporate bonds	48,179	1,517	(47)	49,649
Obligations of states and political subdivisions	104,133	6,531	(261)	110,403
Total debt securities	290,594	11,215	(1,120)	300,689
Marketable equity securities	4,945	—	—	4,945
Total securities available for sale	295,539	11,215	(1,120)	305,634

December 31, 2011
U.S. government agencies	44,669	1,959	(14)	46,614
U.S. agency mortgage-backed securities	54,264	874	(9)	55,129
U.S. agency collateralized mortgage obligations	55,908	462	(321)	56,049
Private collateralized mortgage obligations	8,251	25	(1,051)	7,225
Corporate bonds	25,579	230	(511)	25,298
Obligations of states and political subdivisions	84,945	4,852	(52)	89,745
Total debt securities	273,616	8,402	(1,958)	280,060
Marketable equity securities	4,000	—	(49)	3,951
Total securities available for sale	277,616	8,402	(2,007)	284,011

The amortized cost and fair value of debt securities available for sale at December 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

Proceeds from sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	32,702	33,002
Due after one year through five years	105,311	108,108
Due after five years through ten years	77,727	80,036
Due after ten years	74,854	79,543
Total debt securities	290,594	300,689

	Securities Available for Sale
	2012	2011	2010
	$	$	$

Proceeds from sales	33,388	75,364	47,364
Gross realized gains	1,212	2,154	1,405
Gross realized losses	(272)	(654)	(433)

The gross realized losses above include $140,000 of impairment in 2012, $324,000 in 2011, and $393,000 in 2010.

Securities available for sale with a par value of $79,089,000 and $73,049,000 at December 31, 2012 and 2011, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $84,585,000 at December 31, 2012, and $77,874,000 at December 31, 2011.

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. As of December 31, 2012, three private collateralized mortgage obligation (PCMO) securities were considered to be other than temporarily impaired. Impairment was taken on two of these securities in 2012 and amounted to $86,000. Cumulative impairment on the three PCMO securities deemed impaired as of December 31, 2012, was $977,000. The Corporation also carries equity securities in the form of two CRA funds, one of which is an SBA CRA fund with a stable dollar price. The other is a CRA mutual fund where dollars are invested in CRA-qualifying mortgage pools. The CRA mutual fund has a book and fair market value of $945,000 as of December 31, 2012. Because the Corporation carried unrealized losses in the CRA mutual fund for several years, impairment of $54,000 was taken in 2012 to write the fund down to current fair market value. Total impairment taken in 2012 on both debt and equity securities totaled $140,000.

As of December 31, 2012, all other securities carrying unrealized losses were determined not to be other than temporarily impaired. Information pertaining to securities with gross unrealized losses at December 31, 2012, and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
	Gross	Gross	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2012
U.S. government agencies	11,947	(61)	—	—	11,947	(61)
U.S. agency mortgage-backed securities	11,876	(101)	—	—	11,876	(101)
U.S. agency collateralized mortgage obligations	22,235	(167)	3,230	(51)	25,465	(218)
Private collateralized mortgage obligations	—	—	4,714	(432)	4,714	(432)
Corporate bonds	2,985	(41)	994	(6)	3,979	(47)
Obligations of states & political subdivisions	16,616	(225)	1,997	(36)	18,613	(261)
Total debt securities	65,659	(595)	10,935	(525)	76,594	(1,120)
Marketable equity securities	—	—	—	—	—	—
Total temporarily impaired securities	65,659	(595)	10,935	(525)	76,594	(1,120)

As of December 31, 2011
U.S. government agencies	5,995	(14)	—	—	5,995	(14)
U.S. agency mortgage-backed securities	4,998	(9)	—	—	4,998	(9)
U.S. agency collateralized mortgage obligations	23,631	(321)	—	—	23,631	(321)
Private collateralized mortgage obligations	—	—	4,919	(1,051)	4,919	(1,051)
Corporate bonds	12,392	(497)	491	(14)	12,883	(511)
Obligations of states & political subdivisions	2,767	(17)	2,977	(35)	5,744	(52)
Total debt securities	49,783	(858)	8,387	(1,100)	58,170	(1,958)
Marketable equity securities	—	—	951	(49)	951	(49)
Total temporarily impaired securities	49,783	(858)	9,338	(1,149)	59,121	(2,007)

Debt securities were responsible for 100% of the unrealized losses as of December 31, 2012, compared to nearly 98% as of December 31, 2011. In the debt security portfolio, there are 62 positions carrying unrealized losses as of December 31, 2012. Municipal bonds accounted for 30 of the 62 unrealized loss positions as of December 31, 2012, with an average loss of $9,000. Of the 62 unrealized loss positions as of December 31, 2012, 59 were considered temporarily impaired and three PCMOs were considered other than temporarily impaired.

Impairment charges of $86,000 were recognized during 2012 on two of the three PCMOs considered impaired as of December 31, 2012, in order to write the securities down to a level of anticipated principal recovery. The amount of impairment recorded during 2012 on the PCMO bonds was determined by evaluating cash flow analysis along with projected default and severity rates on a security-by-security basis. Each of the three PCMO securities had a level of credit protection that initially protected the bonds from principal losses. Impairment is taken only after the analysis shows credit protection against past and present losses being exhausted. Management tracks historical prepayment speeds and projects future speeds. Faster prepayment speeds are beneficial in accelerating the return of principal to the Corporation and minimizing the risk of more defaults which would cause credit losses. Management has determined the constant prepayment rate (CPR) of each PCMO, with one of the PCMOs modeled at 15 CPR and the other securities being modeled at 11.5 CPR. A 15 CPR means that fifteen percent of the principal would be expected to prepay in one year’s time. The average CPR on the entire portfolio of PCMOs for 2012 was approximately 13 CPR, which is similar to the CPR speed experienced in 2011. These speeds may slow in the future should interest rates increase. Based on the historical, current, and expected prepayment speeds, management determined that it was appropriate to take impairment on two of the PCMOs during 2012, with expectations of principal loss based on forward projections of default and severity rates with one security paying at an average of 15 CPR and the other security paying at an average of 11.5 CPR.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. The table below details the other-than-temporary impairment charges recorded as of December 31, 2012 and 2011:

SECURITY IMPAIRMENT CHARGES

December 31, 2012

(DOLLARS IN THOUSANDS)

	Amortized	Market	Unrealized	Impairment
	Cost	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	5,146	4,714	(432)	86
Equity securities	945	945	—	54

SECURITY IMPAIRMENT CHARGES

December 31, 2011

(DOLLARS IN THOUSANDS)

	Amortized	Market	Unrealized	Impairment
	Cost	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	7,116	6,069	(1,047)	324

The above tables reflect the book value, market value, and unrealized losses carried on the three impaired PCMO securities and one equity security as of December 31, 2012, and the four impaired PCMO securities as of December 31, 2011. The remaining unrealized losses are deemed to be non-credit or unrealized market value losses that are temporary.

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held:

(DOLLARS IN THOUSANDS)	For the year ended December 31,
	2012	2011	2010
	$	$	$

Beginning balance	1,057	733	369
Credit losses on debt securities for which other-than-temporary
impairment has not been previously recognized	—	162	—
Additional credit losses on debt securities for which other-than-
temporary impairment was previously recognized	86	162	393
Reductions on debt securities sold during the period	(166)	—	(29)

Ending balance	977	1,057	733

Recent market conditions throughout the financial industry have made the evaluation regarding the possible impairment of PCMO securities difficult to fully determine given the volatility of their pricing, based not only on rate changes, but collateral uncertainty as well. All of the MBS and CMOs owned by the Corporation are backed by the U.S. government; however PCMOs are not. As of December 31, 2012, four PCMOs were held with one of the four rated A+ by S&P. The remaining three PCMOs were rated below investment grade, which are the same securities considered impaired as of December 31, 2012. Impairment charges, as detailed above, were taken on two of these securities during 2012. Management conducts impairment analysis on a quarterly basis. Cash flow analysis

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

performed indicated a shortfall in projected proceeds versus book value and the need to take impairment on two of the three bonds.

Default rates on these PCMOs, the severity rates of the defaults, and future prepayment speeds could alter management’s projections of future losses and the need to take additional impairment. Management has concluded that, as of December 31, 2012, the remaining unrealized losses of $432,000 carried on the three impaired PCMOs represent temporary declines. The Corporation does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity. While management does not intend to sell PCMO securities due to previous impairment or present market conditions, it is more typical to sell MBS, CMO, and PCMO instruments when the remaining principal drops below one million for administrative reasons.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables present the Corporation’s loan portfolio by category of loans for 2012 and 2011 and the summary of the allowance for loan losses for years 2012, 2011, and 2010.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2012	2011
	$	$
Commercial real estate
Commercial mortgages	91,943	95,347
Agriculture mortgages	85,501	73,287
Construction	16,435	18,957
Total commercial real estate	193,879	187,591

Consumer real estate (a)
1-4 family residential mortgages	126,686	133,959
Home equity loans	13,122	14,687
Home equity lines of credit	15,956	15,004
Total consumer real estate	155,764	163,650

Commercial and industrial
Commercial and industrial	27,503	25,913
Tax-free loans	17,991	19,072
Agriculture loans	15,204	12,884
Total commercial and industrial	60,698	57,869

Consumer	3,872	3,590

Gross loans prior to deferred fees (costs)
and allowance for loan losses	414,213	412,700
Less:
Deferred loan fees (costs), net	(146)	62
Allowance for loan losses	7,516	8,480
Total net loans	406,843	404,158

(a)	Real estate loans serviced for Fannie Mae, which are not included in the Consolidated Balance Sheets, totaled $6,014,000 and $8,904,000 as of December 31, 2012, and 2011, respectively.

ALLOWANCE FOR LOAN LOSSES SUMMARY

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2012	2011	2010
	$	$	$
Balance at January 1	8,480	7,132	5,912
Amounts charged off	(77)	(463)	(670)
Recoveries of amounts previously charged off	88	236	90
Balance before current year provision	8,491	6,905	5,332
Provision (credit) charged to operating expense	(975)	1,575	1,800
Balance at December 31	7,516	8,480	7,132

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

As a result of improvements in the commercial and industrial loan portfolio related to classified, delinquent, and non-performing loans, a credit provision in the amount of $975,000 was recorded in 2012. The Corporation’s level of classified assets was increasing throughout 2010 and reached a high in the third quarter of 2011. Management was very active in working to reduce classified loans during 2011 and 2012. By the end of 2012, the classified loan levels had been significantly reduced. The lower levels of classified loan losses materially impacted the Corporation’s allowance calculation and throughout 2012, the allowance calculation did not support the levels of reserves for loan losses, resulting in the credit provision. The allowance calculation was impacted less by the actual amount of delinquent and non-performing loans in the portfolio because these levels remained relatively low during the entire three-year period. However, both delinquencies and non-performing loans continued their very steady decline, which also supported taking credit provisions to reduce the reserve to levels supported by the actual allowance for loan loss calculation.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of December 31, 2012 and 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

December 31, 2012	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	83,376	82,103	13,145	25,182	17,752	14,379	235,937
Special Mention	798	622	—	355	—	81	1,856
Substandard	7,769	2,776	3,290	1,966	239	744	16,784
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	91,943	85,501	16,435	27,503	17,991	15,204	254,577

December 31, 2011	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	76,532	67,235	13,869	21,561	19,072	11,943	210,212
Special Mention	3,872	773	132	1,173	—	65	6,015
Substandard	14,943	5,279	4,956	3,179	—	876	29,233
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	95,347	73,287	18,957	25,913	19,072	12,884	245,460

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2012 and 2011:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

December 31, 2012	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	126,187	12,983	15,956	3,872	158,998
Non-performing	499	139	—	—	638

Total	126,686	13,122	15,956	3,872	159,636

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of December 31, 2012 and 2011:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
December 31, 2012			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	347	—	347	91,596	91,943	—
Agriculture mortgages	79	—	—	79	85,422	85,501	—
Construction	—	—	—	—	16,435	16,435	—
Consumer real estate
1-4 family residential mortgages	780	187	308	1,275	125,411	126,686	308
Home equity loans	98	36	—	134	12,988	13,122	—
Home equity lines of credit	14	—	—	14	15,942	15,956	—
Commercial and industrial
Commercial and industrial	179	—	8	187	27,316	27,503	6
Tax-free loans	—	—	—	—	17,991	17,991	—
Agriculture loans	74	—	—	74	15,130	15,204	—
Consumer	8	5	—	13	3,859	3,872	—
Total	1,232	575	316	2,123	412,090	414,213	314

							Loans
December 31, 2011			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	390	—	—	390	94,957	95,347	—
Agriculture mortgages	—	—	—	—	73,287	73,287	—
Construction	132	—	—	132	18,825	18,957	—
Consumer real estate
1-4 family residential mortgages	1,684	140	107	1,931	132,028	133,959	107
Home equity loans	79	101	—	180	14,507	14,687	—
Home equity lines of credit	—	15	—	15	14,989	15,004	—
Commercial and industrial
Commercial and industrial	49	—	101	150	25,763	25,913	—
Tax-free loans	—	—	—	—	19,072	19,072	—
Agriculture loans	—	—	—	—	12,884	12,884	—
Consumer	18	5	—	23	3,567	3,590	—
Total	2,352	261	208	2,821	409,879	412,700	107

As of December 31, 2012, 2011, and 2010, all of the Corporation’s loans on non-accrual status were also considered impaired. Interest income on loans would have increased by approximately $88,000, $150,000, and $293,000 during 2012, 2011, and 2010, respectively, if these loans had performed in accordance with their original terms.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table presents non-accrual loans by classes of the loan portfolio as of December 31:

NON-ACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	2012	2011
	$	$

Commercial real estate
Commercial mortgages	915	1,265
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	191	209
Home equity loans	139	146
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	53	242
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,298	1,862

Information with respect to impaired loans as of and for the years ended December 31 is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	2012	2011	2010
	$	$	$
Impaired loans
Loan balances without a related allowance for loan losses	1,992	2,268	3,820
Loan balances with a related allowance for loan losses	935	1,252	1,736
Related allowance for loan losses	110	201	231

Average recorded balance of impaired loans	3,203	3,894	6,472
Interest income recognized on impaired loans	135	119	122

During 2012 and 2011 there were no loan modifications made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2012:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	310	310	—	401	—
Agriculture mortgages	1,629	1,629	—	1,643	112
Construction	—	—	—	—	—
Total commercial real estate	1,939	1,939	—	2,044	112

Commercial and industrial
Commercial and industrial	53	93	—	129	20
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	53	93	—	129	20

Total with no related allowance	1,992	2,032	—	2,173	132

With an allowance recorded:
Commercial real estate
Commercial mortgages	935	1,032	110	1,030	3
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	935	1,032	110	1,030	3

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	935	1,032	110	1,030	3

Total by loan class:
Commercial real estate
Commercial mortgages	1,245	1,342	110	1,431	3
Agriculture mortgages	1,629	1,629	—	1,643	112
Construction	—	—	—	—	—
Total commercial real estate	2,874	2,971	110	3,074	115

Commercial and industrial
Commercial and industrial	53	93	—	129	20
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	53	93	—	129	20

Total	2,927	3,064	110	3,203	135

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2012:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$

Allowance for credit losses:
Beginning balance	3,441	1,424	2,825	61	729	8,480

Charge-offs	—	(17)	(47)	(13)	—	(77)
Recoveries	—	1	78	9	—	88
Provision	134	102	(1,216)	4	1	(975)

Ending balance	3,575	1,510	1,640	61	730	7,516

Ending balance: individually
evaluated for impairment	110	—	—	—	—	110
Ending balance: collectively
evaluated for impairment	3,465	1,510	1,640	61	730	7,406

Loans receivable:
Ending balance	193,879	155,764	60,698	3,872		414,213
Ending balance: individually
evaluated for impairment	2,874	—	53	—		2,927
Ending balance: collectively
evaluated for impairment	191,005	155,764	60,645	3,872		411,286

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$

Allowance for credit losses:
Beginning balance	2,605	1,254	2,816	75	382	7,132

Charge-offs	(97)	(13)	(315)	(38)	—	(463)
Recoveries	—	2	229	5	—	236
Provision	933	181	95	19	347	1,575

Ending balance	3,441	1,424	2,825	61	729	8,480

Ending balance: individually
evaluated for impairment	140	—	61	—	—	201
Ending balance: collectively
evaluated for impairment	3,301	1,424	2,764	61	729	8,279

Loans receivable:
Ending balance	187,591	163,650	57,869	3,590		412,700
Ending balance: individually
evaluated for impairment	3,278	—	242	—		3,520
Ending balance: collectively
evaluated for impairment	184,313	163,650	57,627	3,590		409,180

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$

Allowance for credit losses:
Beginning balance	1,238	680	3,901	83	10	5,912

Charge-offs	(156)	(67)	(416)	(31)	—	(670)
Recoveries	—	—	82	8	—	90
Provision	1,523	641	(751)	15	372	1,800

Ending balance	2,605	1,254	2,816	75	382	7,132

Ending balance: individually
evaluated for impairment	223	—	8	—	—	231
Ending balance: collectively
evaluated for impairment	2,382	1,254	2,808	75	382	6,901
Ending balance: loans acquired
with deteriorated credit quality	—	—	—	—	—	—

Loans receivable:
Ending balance	171,550	167,570	63,218	13,045		415,383
Ending balance: individually
evaluated for impairment	5,179	—	377	—		5,556
Ending balance: collectively
evaluated for impairment	166,371	167,570	62,841	13,045		409,827
Ending balance: loans acquired
with deteriorated credit quality	—	—	—	—		—

NOTE D - PREMISES AND EQUIPMENT

(DOLLARS IN THOUSANDS)

The major classes of the Corporation's premises and equipment and accumulated depreciation are as follows:

	December 31,
	2012	2011
	$	$
Land	3,458	3,458
Buildings and improvements	22,126	21,892
Furniture and equipment	10,598	10,415
Construction in process	303	107
Total	36,485	35,872
Less accumulated depreciation	15,623	14,506
Premises and equipment	20,862	21,366

Depreciation expense, which is included in operating expenses, amounted to $1,117,000 for 2012, $1,075,000 for 2011, and $1,077,000 for 2010. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service. As of December 31, 2012,

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

the construction in process consists primarily of costs associated with improvements being made to new or existing facilities expected to be completed in 2013.

NOTE E – FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB), which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB System. It makes loans to members in accordance with policies and procedures established by the board of directors of the FHLB. As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year, or 5% of its outstanding advances from the FHLB.  At December 31, 2012, the Bank held $3,960,000 in stock of the FHLB which was the same amount held at December 31, 2011. In December 2008, the FHLB announced that it had suspended the payment of dividends and the regular repurchase of excess capital stock to preserve its capital level. That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on their financial condition.

Since the fourth quarter of 2010, the FHLB has announced several excess capital stock repurchases. This has caused the Corporation’s capital stock position to decline from $4,492,000 as of December 31, 2010, to $3,960,000 as of December 31, 2012. With the stock repurchases, the Corporation no longer has any excess capital stock. As a result, any future excess capital stock repurchase would not impact the Corporation unless the amount of FHLB borrowings would decline and then cause an excess capital stock position. While the FHLB has not committed to regular repurchases of excess stock, a sustained quarterly pattern has developed and the Corporation does view these recent actions as a strong indicator that any excess capital stock will be repurchased in the future. Additionally, in the first quarter of 2012, the FHLB announced the first resumed payment of a dividend to its shareholders. Quarterly since then, the FHLB has paid a dividend, initially equal to 0.10% annualized for three quarters and increased to 0.43% annualized in the last quarter of 2012. While the FHLB has not committed to regular dividend payments, it will continue to monitor the overall financial performance of the bank in order to determine the status of future dividends. The resumption of excess capital stock purchases and payment of quarterly dividends supports the Corporation’s conclusion that its investment in FHLB stock is not other-than-temporarily impaired. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

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

The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s FHLB stock holding; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allows management to dispose of the stock. Based on its analysis of these factors, and the dividend declaration made subsequent to the date of this report, the Corporation determined that its holding of FHLB stock was not impaired on December 31, 2012.

Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE F - DEPOSITS

(DOLLARS IN THOUSANDS)

Deposits by major classification are summarized as follows:

	December 31,
	2012	2011
	$	$

Non-interest bearing demand	156,327	149,510
Interest-bearing demand	8,650	—
NOW accounts	69,521	61,246
Money market deposit accounts	58,195	56,872
Savings accounts	114,067	100,377
Time deposits under $100,000	149,988	161,010
Time deposits of $100,000 or more	76,413	76,663
Total deposits	633,161	605,678

At December 31, 2012, the scheduled maturities of time deposits are as follows:

2013	104,702
2014	39,871
2015	34,636
2016	31,723
2017	15,469

Total	226,401

NOTE G - SHORT-TERM BORROWINGS

(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one business day from the transaction date, overnight  borrowings from the Federal Reserve Discount Window, and FHLB advances with a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
	$	$	$

Total short-term borrowings outstanding at year end	—	—	—
Average interest rate at year end	—	—	—
Maximum outstanding at any month end	10,300	100	4,065
Average amount outstanding for the year	1,250	80	523
Weighted-average interest rate for the year	0.21%	0.37%	0.26%

As of December 31, 2012, the Corporation had approved unsecured Federal funds lines of $39 million. The Corporation also has the ability to borrow through the FRB Discount Window. The amount of borrowing available through the Discount Window was $27.2 million as of December 31, 2012. For further information on borrowings from the FHLB see Note H.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE H – OTHER BORROWED FUNDS

(DOLLARS IN THOUSANDS)

Maturities of other borrowings at December 31, 2012, and 2011, are summarized as follows:

	At December 31, 2012		At December 31, 2011
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	%	$	%

FHLB fixed rate loans
2012	—	—	5,000	4.13
2013	13,000	2.11	10,500	2.54
2014	6,500	2.32	6,500	2.32
2015	3,000	2.21	3,000	2.21
2016	13,000	2.16	13,000	2.16
2017	15,000	1.26	—	—

FHLB convertible loans
2012	—	—	7,500	4.62
2014	5,000	4.44	5,000	4.44
2015	2,500	4.17	2,500	4.17

Repurchase agreements
2012	—	—	5,000	4.82
2014	5,000	4.78	5,000	4.78
2015	10,000	4.37	10,000	4.37
Total other borrowings	73,000	2.69	73,000	3.51

As a member of the FHLB of Pittsburgh, the Corporation has access to significant credit facilities. Borrowings from FHLB are secured with a blanket security agreement and required investment in FHLB member bank stock. As part of the security agreement, the Corporation maintains unencumbered qualifying assets (principally 1-4 family residential mortgage loans) in an amount at least as much as the advances from the FHLB. Additionally, the Corporation’s FHLB stock of $3,960,000 at December 31, 2012, and 2011, is pledged to secure these advances.

The Corporation had an FHLB maximum borrowing capacity of $195.0 million as of December 31, 2012, with remaining borrowing capacity of $137.0 million. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated quarterly.

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

As of December 31, 2012, the Corporation had three repurchase agreements, securities sold under an agreement to repurchase, for $15 million, compared to $20 million at December 31, 2011, and $25 million at December 31, 2010. All of these repurchase agreements are accounted for as collateralized financing. The Corporation pledged securities with a fair market value of $22.4 million as of December 31, 2012, as collateral for these borrowings. All repurchase instruments have call features with different variable-to-fixed and fixed-to-variable rate provisions. A summary of repurchase agreements for the years ended December 31, 2012, 2011, and 2010 is as follows:

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

REPURCHASE AGREEMENTS

(DOLLARS IN THOUSANDS)

	2012	2011	2010
	$	$	$

Total repurchase agreements outstanding at year end	15,000	20,000	25,000
Average interest rate at year end	4.50%	4.58%	4.59%
Maximum outstanding at any month end	20,000	25,000	30,000
Average amount outstanding for the year	16,872	24,151	29,384
Weighted-average interest rate for the year	4.61%	4.66%	4.44%

The Corporation uses repurchase agreements as a secondary source of funding after customer deposits as a way to mitigate interest rate risk and extend liability length. Management views repurchase agreements as a diversification of funding outside of the FHLB. No new repurchase agreements have been entered into since 2008.

NOTE I – CAPITAL TRANSACTIONS

On July 1, 2008, ENB Financial Corp, a bank holding company, was formed. With formation, all treasury stock shares were retired. As a result, management needed to obtain new treasury shares to utilize for existing stock purchase plans. Therefore, on August 14, 2008, the Board authorized a stock buyback plan for the purchase of up to 140,000 shares. Through December 31, 2012, 94,640 shares have been purchased through this plan at a weighted-average cost per share of $25.23.

Currently, the following three stock plans are in place:

•	a nondiscriminatory employee stock purchase plan (ESPP), which allows employees to purchase shares at a 10% discount from the stock’s fair market value at the end of each quarter,
•	a dividend reinvestment plan (DRP), and;
•	a directors’ stock purchase plan (DSPP).

The ESPP was started in 2001 and is the largest of the three plans. There were 7,815 shares issued through the ESPP in 2012 with 62,102 shares issued since existence. The DRP was started in 2005 and has grown to nearly as large as the ESPP with 7,138 shares issued in 2012 and 58,980 total shares issued since existence. Lastly, the DSPP was started in 2010 as an additional means for board compensation. This plan is limited to the eight outside directors. Only 1,808 shares were issued in connection with this plan in 2012 and 8,087 since existence. The plans are beneficial to the Corporation as all reissued shares increase capital and, since dividends are paid out in the form of additional shares, the plans act as a source of funds.

All plans issue shares from treasury shares acquired. During 2012, 16,761 shares were reissued from treasury shares in connection with the plans. As of December 31, 2012, the Corporation held 17,605 treasury shares, at a weighted-average cost of $26.27 per share, with a cost basis of $463,000.

NOTE J – RETIREMENT PLANS

The Corporation has a defined contribution pension plan (the plan) covering all employees aged 21 or older who work 1,000 or greater hours in a calendar year and have completed at least one full year of employment. In 2010, the Corporation reduced the employer contribution into the pension plan from 7.5% to 5.0% and began a 50% match on employee 401(K) contributions up to 5.0%, limiting the match to a total of 2.5%. With the change to a 5.0% employer contribution into the pension plan, the additional compensation in excess of the Social Security wage base was limited to 5.0% rather than 5.7%, as the plan limits any further compensation to the amount that all covered plan participants receive. As a result, in 2010, 2011, and 2012, all covered plan participants received the 5.0% pension contribution. Additionally, those employees with compensation in excess of the Social Security wage base received an additional 5.0% on compensation over the Social Security wage base.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

For purposes of the defined contribution pension plan, covered compensation was limited to $250,000 in 2012, and $245,000 in 2011 and 2010. Total expenses of the plan were $393,000, $311,000, and $387,000, for 2012, 2011, and 2010, respectively. The Corporation’s pension plan is fully funded as all obligations are funded monthly.

The Corporation also provides an optional 401(K) plan, in which employees may elect to defer pre-tax salary dollars, subject to the maximum annual Internal Revenue Service contribution amounts. The contribution maximum for 2012 was $17,000, compared to $16,500 for 2011 and 2010 for persons under age 50, and was $22,500 in 2012, compared to $22,000 in 2011 and 2010 for persons over age 50. In 2010, related to the decrease in the pension contribution amount from 7.5% to 5.0% discussed above, the Corporation began to match employee contributions into the 401(K) plan at a rate of 50% on the first 5.0% of employee contributions. In this manner, employees that contributed at least 5% of their pre-tax pay into the 401(K) plan would receive the equivalent of 7.5% of employer contributions, 5.0% in the pension plan and 2.5% in the 401(K) plan. The Corporation had a total expense of $179,000 in 2012, $166,000 in 2011, and $152,000 in 2010 in the form of matching 401(K) contributions to employees.

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

The life insurance policies had an aggregate face amount of $3,409,000 for December 31, 2012, and $3,911,000 for December 31, 2011. The death benefits totaled $6,060,000 and $6,866,000 as of December 31, 2012, and 2011, respectively. The cash surrender value of the above policies totaled $3,907,000 and $4,266,000 as of December 31, 2012, and 2011, respectively. The net present value of the vested portion of deferred payments totaled $880,000 at December 31, 2012, and $1,057,000 at December 31, 2011. The interest rate used to discount these obligations was 4.50% for 2012 and 5.50% for 2011 and 2010. These net present value amounts are included in other liabilities on the Corporation’s Consolidated Balance Sheets. Total charges to expense for deferred compensation amounted to $74,000 for 2012, $109,000 for 2011, and $35,000 for 2010, and are included in other operating expenses in the Consolidated Statements of Income.

NOTE L - INCOME TAXES

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. A reconciliation of the differences by amount and percent is as follows:

FEDERAL INCOME TAX SUMMARY

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2012		2011		2010
	$	%	$	%	$	%

Income tax at statutory rate	3,039	34.0	2,834	34.0	2,485	34.0
Tax-exempt interest income	(1,511)	(16.9)	(1,470)	(17.7)	(1,416)	(19.4)
Non-deductible interest expense	67	0.7	75	0.9	96	1.3
Bank-owned life insurance	(315)	(3.5)	(195)	(2.3)	(190)	(2.6)
Other	15	0.2	(58)	(0.7)	(10)	(0.1)

Income tax expense	1,295	14.5	1,186	14.2	965	13.2

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies. A valuation allowance of $37,000 has been established to offset in its entirety the tax benefits associated with certain impaired securities that management believes may not be realizable.

The Corporation had a deferred tax asset of $1,123,000 for credits related to Alternative Minimum Taxes (AMT) as of December 31, 2012, and 2011, and a deferred tax asset of $18,000 as of December 31, 2011, for credits related to low income housing with no corresponding deferred tax asset as of December 31, 2012. In addition, as of the end of 2012, the Corporation had a deferred tax asset of $49,000 related to a charitable contribution carryover compared to $42,000 at the end of 2011. The AMT credits have an unlimited carry-forward period, while the charitable contributions can be carried forward 5 years. No valuation has been established for these deferred tax assets in view of the Corporation’s ability to carry forward taxes paid and credits earned in previous years, to future years, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential.

Significant components of income tax expense are as follows:

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2012	2011	2010
	$	$	$
Current tax expense	814	1,406	1,609
Deferred tax expense (benefit)	607	(237)	(644)
Valuation allowance adjustment	(126)	17	—
Income tax expense	1,295	1,186	965

Components of the Corporation's net deferred tax position are as follows:

(DOLLARS IN THOUSANDS)

	December 31,
	2012	2011	2010
	$	$	$

Deferred tax assets
Allowance for loan losses	2,555	2,883	2,425
Deferred compensation reserve	299	359	436
Capital loss carryforward	37	163	145
Other than temporary impairment	417	369	259
Tax credit carryforward	1,123	1,141	1,197
Charitable contribution carryforward	49	42	154
Allowance for off-balance sheet extensions of credit	124	90	90
Interest on non-accrual loans	136	139	161
Other	3	23	20
Total deferred tax assets	4,743	5,209	4,887
Valuation allowance	(37)	(163)	(145)
Net deferred taxes	4,706	5,046	4,742

Deferred tax liabilities
Premises and equipment	(1,582)	(1,588)	(1,573)
Net unrealized holding gains on securities available for sale	(3,432)	(2,174)	(228)
Discount on investment securities	(74)	(70)	(82)
Credit losses on impaired securities	(256)	(70)	(5)
Other	(83)	—	—
Total deferred tax liabilities	(5,427)	(3,902)	(1,888)
Net deferred tax (liabilities) assets	(721)	1,144	2,854

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2009.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and Tier 1 and total capital to risk-weighted assets.

As of December 31, 2012 and 2011, the Corporation and Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2012 and December 31, 2011, compared to regulatory levels.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

CAPITAL LEVELS

(DOLLARS IN THOUSANDS)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%
As of December 31, 2012
Total Capital to Risk-Weighted Assets
Consolidated	88,986	18.2	39,124	8.0	48,905	10.0
Bank	88,454	18.1	39,122	8.0	48,902	10.0
Tier I Capital to Risk-Weighted Assets
Consolidated	82,851	16.9	19,562	4.0	29,343	6.0
Bank	82,319	16.8	19,561	4.0	29,341	6.0
Tier I Capital to Average Assets
Consolidated	82,851	10.5	31,620	4.0	39,526	5.0
Bank	82,319	10.4	31,627	4.0	39,533	5.0
As of December 31, 2011
Total Capital to Risk-Weighted Assets
Consolidated	84,138	17.9	37,678	8.0	47,098	10.0
Bank	83,280	17.7	37,670	8.0	47,087	10.0
Tier I Capital to Risk-Weighted Assets
Consolidated	78,215	16.6	18,839	4.0	28,259	6.0
Bank	77,359	16.4	18,835	4.0	28,252	6.0
Tier I Capital to Average Assets
Consolidated	78,215	10.2	30,611	4.0	38,264	5.0
Bank	77,359	10.1	30,620	4.0	38,274	5.0

In addition to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year. The approval of the OCC shall be required if the total of all dividends declared by the Corporation in any year shall exceed the total of its net profits for that year combined with retained net profits of the preceding two years. Under this restriction, the Corporation could declare dividends in 2013, without the approval of the OCC, of approximately $9.5 million, plus an additional amount equal to the Corporation’s net profits for 2013, up to the date of any such dividend declaration.

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

LOANS TO INSIDERS

(DOLLARS IN THOUSANDS)

Actual
$

Balance, December 31, 2011	15,505

Advances	17,843
Repayments	(20,148)

Balance, December 31, 2012	13,200

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

Deposits from the insiders represented in the table above totaled $8,526,000 as of December 31, 2012, and $8,800,000 as of December 31, 2011.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit. On December 31, 2012, firm loan commitments totaled approximately $23 million; unused lines of credit totaled approximately $90 million; and open letters of credit totaled approximately $7 million. The sum of these commitments, $120 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the loan loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2011, totaled $120 million, representing firm loan commitments of $19 million, unused lines of credit of $94 million, and open letters of credit totaling $7 million.

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

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose. The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of the Bank’s risk-based capital, less the allowance for loan losses. The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit. As of December 31, 2012, the Corporation’s legal lending limit was $13,269,000, and the Corporation’s policy limit was $9,952,000. This compared to a legal lending limit of $12,492,000, and policy limit of $9,369,000 as of December 31, 2011. As of December 31, 2012 and 2011, no lending relationships exceeded the Corporation’s internal policy limit.

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

Management evaluates concentrations of credit based on loan purpose on a quarterly basis. The Corporation’s greatest concentration of loans by purpose is residential real estate, which comprises $155.8 million, or 37.6%, of the $414.2 million gross loans outstanding. Residential real estate consists of first mortgages and home equity loans. A concentration in commercial real estate of 46.8%, or $193.9 million, also exists; however, within that category there is not a concentration by specific industry type. Agricultural mortgages consist of 20.6% of gross

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

loans as of December 31, 2012, compared to 17.8% as of December 31, 2011; however these agricultural mortgages are spread over several types of agricultural purpose loans. More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS). As of December 31, 2012, the largest specific industry type categories were dairy cattle and milk production loans of $60.0 million, or 14.5% of gross loans, non-residential real estate investment loans with a balance of $40.9 million, or 9.9% of gross loans, and residential investment real estate of $26.5 million, or 6.4% of gross loans. Out of the $60.7 million of loans designated as commercial & industrial for the Uniform Bank Performance Reports, the largest concentration within that area is $18.0 million of loans to political subdivisions, which account for 4.3% of gross loans outstanding. For the Corporation, these loans consisted of tax-free loans to local municipalities.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings. As of December 31, 2012, based on fair market value, the Corporation held $21.5 million of obligations of states and political subdivisions issued by municipalities located within the state of Pennsylvania, which is 19.5% of the municipal portfolio, and 7.1% of the total debt securities. Internal policy requires municipal bonds purchased to be rated at least A3 by Moody’s and/or A- by Standard & Poor’s (S&P) at the time of purchase. Presently, $1.1 million, or 1.1%, of the municipal bonds are below the A3/A- credit ratings the Corporation requires at the time of purchase.

The Corporation held $48.2 million of corporate bonds based on amortized cost as of December 31, 2012. This total includes $4.6 million of sub U.S. agency debt, in this case sub agencies of Federal Farm Credit Bureau. The sub U.S. agency debt carries the same 20% risk-based capital weighting as the primary U.S. agencies but since it is not senior debt of the primary agency, it is classified as corporate debt in the Corporation’s securities portfolio. This leaves $43.6 million of more typically known corporate debt of U.S. and foreign public companies. As a total, the $48.2 million represents 16.0% of the Corporation’s total debt securities. Management has a policy limit of maintaining corporate bonds at less than 20% of the securities portfolio. Additionally, to limit credit exposure to any one issuer, the Corporation’s policy limits investment to $3 million of par value per company. Out of the $48.2 million of total corporate securities, $26.9 million is domestic and $21.3 million is foreign-issued debt. None of the Corporation’s foreign corporate debt originates from the European countries that have struggled with the sovereign debt crisis, namely Portugal, Italy, Ireland, Greece, and Spain. Most of the Corporation’s foreign-issued debt is from the United Kingdom, Australia, and Canada.

Within the corporate bond segment of the portfolio, management has preferred to invest in the banking, brokerage, and finance industry, where management is more comfortable analyzing and evaluating the credit risk of these firms. As a result, based on amortized cost, $38.5 million, or 80.0%, of the corporate bonds held are invested in national or foreign banks, bank holding companies, brokerage firms, or finance companies. In this broader finance-related group, management has selectively pursued foreign bank-issued debt where there is governmental ownership of the bank, and/or implied backing driven by the heavy reliance on these banks for the nation’s financial system. Out of the total $38.5 million of financial and brokerage-related corporate issues, $20.2 million is domestic and $18.3 million is foreign. All of the $18.3 million of foreign financial-related corporate paper is in the form of foreign bank-issued debt. Out of the $20.2 million of domestic financial-related debt, $8.8 million is in bank debt, $7.3 million is in brokerage, $2.0 million in financial conglomerates, $1.1 million in investment companies, and $1.0 million in credit card companies.

The remaining $9.7 million of non-financial related corporate paper consists of the $4.6 million of sub U.S. agency paper, $2.1 million in conglomerates, $2.0 million in foreign auto, and $1.0 million in foreign utilities.

By internal policy, at time of purchase, all corporate bonds must carry a credit rating of at least A3 by Moody’s or A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moody’s and BBB- for S&P, or above. As of December 31, 2012, all of the Corporation’s corporate bonds carried at least a credit rating of A3 by Moody’s or A- by S&P.

As of December 31, 2012, the Corporation held $6.1 million of book value in private collateralized mortgage obligations (PCMO) representing 2.1% of the total debt portfolio. This compares to $8.3 million of book value and 3.0% of the debt portfolio as of December 31, 2011. The PCMOs are not backed by the U.S. government and are subject to credit losses if credit losses incurred on the bonds are greater than any built-in protection against credit losses. A total of four PCMO instruments were held as of December 31, 2012. One of these securities, with a book value of $977,000, carried an A+ credit rating by one of the major credit rating services and is not anticipated to

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

incur any credit losses. The three remaining PCMOs, with a book value of $5.1 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s, and are considered classified assets. The Corporation has taken impairment charges on these three PCMOs approximating the amount of credit losses that are anticipated by maturity of the issue. This segment of the securities portfolio is expected to continue to decline in 2013 as all of these securities provide monthly principal payments which reduce the amount of the bond outstanding. Management has not purchased any PCMOs for the past several years and is not expecting any purchases in 2013.

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2012
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	44,284	—	44,284
U.S. agency mortgage-backed securities	—	50,003	—	50,003
U. S. agency collateralized mortgage obligations	—	40,600	—	40,600
Private collateralized mortgage obligations	—	5,750	—	5,750
Corporate debt securities	—	49,649	—	49,649
Obligations of states and political subdivisions	—	110,403	—	110,403
Equity securities	4,945	—	—	4,945

Total securities	4,945	300,689	—	305,634

On December 31, 2012, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2012, the CRA fund investments had a book and market value of $4,945,000.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

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

The following table presents the assets measured on a nonrecurring basis on the consolidated balance sheets at their fair value as of December 31, 2012, and December 31, 2011, by level within the fair value hierarchy.

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2012
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	2,817	2,817
OREO	—	—	264	264
Total	—	—	3,081	3,081

	December 31, 2011
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	3,319	3,319
OREO	—	—	—	—
Total	—	—	—	3,319

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The Corporation had a total of $2,927,000 of impaired loans as of December 31, 2012, with $110,000 of specifically allocated allowance against these loans. Management believes the fair value of the loans to be the current loan amount less the specific allowance, or $2,817,000. As of December 31, 2011, the Corporation had a total of $3,520,000 of impaired loans with $201,000 of specifically allocated allowance against these loans. Management believes the fair value of the loans to be the current loan amount less the specific allowance, or $3,319,000.

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. The Corporation’s OREO balance as of December 31, 2012, consists of one residential property that was classified as OREO in the third quarter of 2012. Management has estimated the current value of the OREO property at $264,000 utilizing level III pricing. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

	Fair Value	Valuation	Unobservable	Range
December 31, 2012:	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,817	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
expenses (2)

OREO	264	Appraisal of	Liquidation	-2% to -10% (-6%)
		collateral (1), (3)	expenses (2)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level III inputs which are not identifiable.

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

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

Long-term Debt

The fair value of a term debt is estimated by comparing the rate currently offered for the same type of debt instrument with a matching remaining term.

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 2012, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	December 31, 2012
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level I)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	35,660	35,660	35,660	—	—
Securities available for sale	305,634	305,634	4,945	300,689	—
Loans held for sale	768	768	768	—	—
Loans, net of allowance	406,843	412,719	—	—	412,719
Regulatory stock	4,148	4,148	4,148	—	—
Bank owned life insurance	19,216	19,216	19,216	—	—
Accrued interest receivable	3,484	3,484	3,484	—	—

Financial Liabilities:
Demand deposits	156,327	156,327	156,327	—	—
Interest-bearing demand deposits	8,650	8,650	8,650	—	—
NOW accounts	69,521	69,521	69,521	—	—
Savings accounts	114,067	114,067	114,067	—	—
Money market deposit accounts	58,195	58,195	58,195	—	—
Time deposits	226,401	227,862	—	—	227,862
Total deposits	633,161	634,622	406,760	—	227,862

Long-term debt	73,000	76,504	—	—	76,504

Accrued interest payable	793	793	793	—	—

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Corporation’s financial instruments at December 31, 2011, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	December 31,
	2011
	Carrying
	Amount	Fair Value
	$	$
Financial Assets:
Cash and cash equivalents	31,886	31,886
Securities available for sale	284,011	284,011
Loans held for sale	1,926	1,926
Loans, net of allowance	404,158	412,796
Regulatory stock	4,148	4,148
Bank-owned life insurance	16,552	16,552
Accrued interest receivable	3,157	3,157

Financial Liabilities:
Demand deposits	149,510	149,510
NOW accounts	61,246	61,246
Savings accounts	100,377	100,377
Money market deposit accounts	56,872	56,872
Time deposits	237,673	242,536
Total deposits	605,678	610,541

Long-term debt	73,000	77,180

Accrued interest payable	1,005	1,005

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE S – CONDENSED PARENT ONLY DATA

Condensed Balance Sheets (Parent Company Only)
(DOLLARS IN THOUSANDS)	December 31,
	2012	2011
	$	$
Assets
Cash	453	801
Equity in bank subsidiary	88,984	81,615
Other assets	78	55

Total assets	89,515	82,471

Stockholders' Equity
Capital stock	574	574
Capital surplus	4,320	4,304
Retained earnings	78,421	73,632
Unrealized gain on AFS securities	6,663	4,221
Treasury stock	(463)	(260)

Total stockholder's equity	89,515	82,471

Condensed Statements of Income
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2012	2011	2010
	$	$	$
Income
Dividend income	2,853	2,742	2,732
Undistributed earnings of bank subsidiary	4,927	4,528	3,721
Total income	7,780	7,270	6,453

Expense
Shareholder expenses	137	118	102
Other expenses	1	4	6
Total expense	138	122	108

Net Income	7,642	7,148	6,345

Comprehensive Income	10,084	10,927	7,045

Condensed Statements of Cash Flows
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2012	2011	2010
	$	$	$
Cash Flows from Operating Activities:
Net income	7,642	7,148	6,345
Equity in undistributed earnings of subsidiaries	(4,927)	(4,528)	(3,721)
Net change in other assets	(23)	23	(79)
Net cash provided by operating activities	2,692	2,643	2,545

Cash Flows from Financing Activities:
Proceeds from issuance of treasury stock	432	438	389
Payment to repurchase common stock	(619)	(385)	(45)
Dividends paid	(2,853)	(2,742)	(2,732)
Net cash used by financing activities	(3,040)	(2,689)	(2,388)

Cash and Cash Equivalents:
Net change in cash and cash equivalents	(348)	(46)	157
Cash and cash equivalents at beginning of period	801	847	690
Cash and cash equivalents at end of period	453	801	847

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE T - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The unaudited quarterly results of operations for the years ended 2012 and 2011 are as follows:

	2012
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	7,330	7,168	6,967	6,802
Interest expense	1,741	1,625	1,560	1,487
Net interest income	5,589	5,543	5,407	5,315
Less credit for loan losses	(250)	(350)	(250)	(125)
Net interest income after credit for loan losses	5,839	5,893	5,657	5,440
Other income	2,165	1,733	1,758	1,621
Operating expenses:
Salaries and employee benefits	3,227	3,079	3,020	3,176
Occupancy and equipment expenses	636	641	641	614
Federal deposit insurance	91	89	90	89
Other operating expenses	1,478	1,453	1,320	1,525
Total operating expenses	5,432	5,262	5,071	5,404
Income before income taxes	2,572	2,364	2,344	1,657

Provision for Federal income taxes	383	393	384	135
Net income	2,189	1,971	1,960	1,522
FINANCIAL RATIOS
Per share data:
Net income	0.77	0.69	0.69	0.53
Cash dividends paid	0.25	0.25	0.25	0.25

	2011
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	7,843	7,931	7,895	7,564
Interest expense	2,196	2,092	2,055	1,903
Net interest income	5,647	5,839	5,840	5,661
Less provision for loan losses	450	450	450	225
Net interest income after provision for loan losses	5,197	5,389	5,390	5,436
Other income	1,780	1,750	1,609	1,943

Operating expenses:
Salaries and employee benefits	2,852	2,810	2,904	2,935
Occupancy and equipment expenses	607	598	616	625
Federal deposit insurance	222	123	88	67
Other operating expenses	1,325	1,453	1,367	1,568
Total operating expenses	5,006	4,984	4,975	5,195
Income before income taxes	1,971	2,155	2,024	2,184
Provision for Federal income taxes	274	303	293	316
Net income	1,697	1,852	1,731	1,868

FINANCIAL RATIOS
Per share data:
Net income	0.59	0.65	0.61	0.65
Cash dividends paid	0.24	0.24	0.24	0.24

Table of Contents ENB FINANCIAL CORP

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2012, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2012, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2012, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework.”

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

/s/ Aaron L. Groff, Jr.	/s/ Scott E. Lied
Aaron L. Groff, Jr.	Scott E. Lied
Chairman of the Board,	Treasurer
Chief Executive Officer	(Principal Financial Officer)
and President

Ephrata, PA
March 28, 2013

Item 9B. Other Information

None

Table of Contents ENB FINANCIAL CORP

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Information and Qualifications of Nominees and Continuing Directors,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 7, 2013, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors during the fourth quarter of 2012.

Item 11. Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the captions, “Summary Compensation Table,” “Compensation Discussion and Analysis,” Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 7, 2013, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 7, 2013, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 7, 2013, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the caption, “Audit Committee Report” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 7, 2013, which is incorporated herein by reference.

Table of Contents ENB FINANCIAL CORP

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.

The following financial statements are included by reference in Part II, Item 8 hereof.

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required, or is shown in the respective consolidated financial statements or the notes thereto.

3.	The Exhibits filed herewith or incorporated by reference as a part of this Annual Report, are set forth in (b), below.

(b)	EXHIBITS

3 (i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.)

3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

10.2	2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)

10.3	2010 Non-Employee Directors’ Stock Plan (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)

11	Statement re: Computation of Earnings per Share as found on pages 31 and 74 of this 2012 Form 10-K filing, which is included herein.

12	Statement re: Computation of Ratios as found on page 31 of this 2012 Form 10-K filing, which is included herein.

14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

Table of Contents ENB FINANCIAL CORP

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

101	Interactive Data File

(c)	NOT APPLICABLE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB FINANCIAL CORP

By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr., Chairman of the Board,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Aaron L. Groff, Jr.	Chairman of the Board, Chief Executive Officer	March 28, 2013
(Aaron L. Groff, Jr.)	and President

/s/ Scott E. Lied	Treasurer	March 28, 2013
(Scott E. Lied)	(Principal Financial Officer)

/s/ Paul W. Wenger	Secretary and Director	March 28, 2013
(Paul W. Wenger)

/s/ Donald Z. Musser	Director	March 28, 2013
(Donald Z. Musser)

/s/ Willis R. Lefever	Director	March 28, 2013
(Willis R. Lefever)

/s/ Susan Young Nicholas	Director	March 28, 2013
(Susan Young Nicholas)

/s/ J. Harold Summers	Director	March 28, 2013
(J. Harold Summers)

/s/ Mark C. Wagner	Director	March 28, 2013
(Mark C. Wagner)

/s/ Judith A. Weaver	Director	March 28, 2013
(Judith A. Weaver)

/s/ Paul M. Zimmerman, Jr.	Director	March 28, 2013
(Paul M. Zimmerman, Jr.)

/s/ Thomas H. Zinn	Director	March 28, 2013
(Thomas H. Zinn)

Table of Contents ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.)
3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2

2011 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the ended December 31, 2011, filed with the SEC on March 29, 2012.)

10.3	2010 Non-employee Directors’ Stock Plan. (Incorporated by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on pages 31 and 74 of Form 10-K, which is included herein.
12	Statement re: Computation of Ratios as found on page 31 of Form 10-K, which is included herein.
14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009)
21	Subsidiaries of the Registrant	Page 125
23	Consent of Independent Registered Public Accounting Firm	Page 126
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 127
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 128
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 129
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 130
101	Interactive Data File

