Form 10-Q
period 2013-03-31
ENB Financial Corp
filed 2013-05-13
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ________________________________

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

Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2013, the registrant had 2,852,638 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

March 31, 2013

2

Index ENB FINANCIAL CORP

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,	March 31,
	2013	2012	2012
	$	$	$
ASSETS
Cash and due from banks	7,628	14,035	9,839
Interest-bearing deposits in other banks	26,200	21,625	23,070

Total cash and cash equivalents	33,828	35,660	32,909

Securities available for sale (at fair value)	306,468	305,634	280,342

Loans held for sale	781	768	1,042

Loans (net of unearned income)	414,377	414,359	410,353

Less: Allowance for loan losses	7,357	7,516	8,208

Net loans	407,020	406,843	402,145

Premises and equipment	21,041	20,862	21,154

Regulatory stock	4,033	4,148	4,378

Bank owned life insurance	19,378	19,216	18,688

Other assets	6,389	6,055	7,833

Total assets	798,938	799,186	768,491

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	162,619	156,327	147,592
Interest-bearing	476,287	476,834	458,602

Total deposits	638,906	633,161	606,194

Long-term debt	68,000	73,000	75,500
Other liabilities	2,549	3,510	2,860

Total liabilities	709,455	709,671	684,554

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,852,638
(Issued 2,869,557 and Outstanding 2,851,952 as of 12-31-12)
(Issued 2,869,557 and Outstanding 2,857,084 as of 3-31-12)	574	574	574
Capital surplus	4,328	4,320	4,301
Retained earnings	79,687	78,421	75,107
Accumulated other comprehensive income, net of tax	5,345	6,663	4,255
Less: Treasury stock shares at cost 16,919 (17,605 shares
as of 12-31-12 and 12,473 shares as of 3-31-12)	(451)	(463)	(300)

Total stockholders' equity	89,483	89,515	83,937

Total liabilities and stockholders' equity	798,938	799,186	768,491

See Notes to the Unaudited Consolidated Interim Financial Statements 3

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,
	2013	2012
	$	$
Interest and dividend income:
Interest and fees on loans	4,756	5,190
Interest on securities available for sale
Taxable	879	1,200
Tax-exempt	971	895
Interest on deposits at other banks	18	16
Dividend income	29	29

Total interest and dividend income	6,653	7,330

Interest expense:
Interest on deposits	907	1,128
Interest on long-term debt	523	613

Total interest expense	1,430	1,741

Net interest income	5,223	5,589

Credit for loan losses	(50)	(250)

Net interest income after credit for loan losses	5,273	5,839

Other income:
Trust and investment services income	320	298
Service fees	412	429
Commissions	469	478
Gains on securities transactions, net	938	431
Impairment losses on securities:
Impairment gains (losses) on investment securities	39	(55)
Non-credit related gains on securities not expected
to be sold in other comprehensive income before tax	(59)	(31)
Net impairment losses on investment securities	(20)	(86)
Gains on sale of mortgages	98	68
Earnings on bank owned life insurance	158	415
Other income	128	132

Total other income	2,503	2,165

Operating expenses:
Salaries and employee benefits	3,168	3,227
Occupancy	425	427
Equipment	219	209
Advertising & marketing	97	85
Computer software & data processing	403	396
Shares tax	215	214
Professional services	282	280
Other expense	567	594

Total operating expenses	5,376	5,432

Income before income taxes	2,400	2,572

Provision for federal income taxes	392	383

Net income	2,008	2,189

Earnings per share of common stock	0.70	0.77

Cash dividends paid per share	0.26	0.25

Weighted average shares outstanding	2,851,356	2,855,893

See Notes to the Unaudited Consolidated Interim Financial Statements 4

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2013	2012
	$	$

Net income	2,008	2,189

Other comprehensive income, net of tax:
Net change in unrealized gains (losses):

Other-than-temporarily impaired securities available for sale:

Gains (losses) arising during the period	39	(55)
Income tax effect	(13)	19
	26	(36)

Losses recognized in earnings	20	86
Income tax effect	(7)	(29)
	13	57
Unrealized holding gains on other-than-temporarily impaired
securities available for sale, net of tax	39	21

Securities available for sale not other-than-temporarily impaired:

Gains (losses) arising during the period	(1,118)	450
Income tax effect	380	(153)
	(738)	297

Gains recognized in earnings	(938)	(431)
Income tax effect	319	147
	(619)	(284)
Unrealized holding gains (losses) on securities available for sale not
other-than-temporarily impaired, net of tax	(1,357)	13

Other comprehensive income (loss), net of tax	(1,318)	34

Comprehensive Income	690	2,223

See Notes to the Unaudited Consolidated Interim Financial Statements 5

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2013	2012
	$	$
Cash flows from operating activities:
Net income	2,008	2,189
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Net amortization of securities premiums and discounts and loan fees	1,027	769
Decrease in interest receivable	39	107
Decrease in interest payable	(66)	(77)
Credit for loan losses	(50)	(250)
Gains on securities transactions, net	(938)	(431)
Impairment losses on securities	20	86
Gains on sale of mortgages	(98)	(68)
Loans originated for sale	(5,074)	(3,699)
Proceeds from sales of loans	5,159	4,651
Earnings on bank-owned life insurance	(158)	(415)
Depreciation of premises and equipment and amortization of software	323	337
Deferred income tax	(67)	121
Decrease in accounts payable for securities purchased not yet settled	—	(6,964)
Other assets and other liabilities, net	(540)	(273)
Net cash provided by (used for) operating activities	1,585	(3,917)

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	18,109	19,402
Proceeds from sales	20,283	15,733
Purchases	(41,318)	(31,838)
Purchase of other real estate owned	—	(28)
Purchase of regulatory bank stock	(230)	(230)
Redemptions of regulatory bank stock	345	—
Purchase of bank-owned life insurance	(4)	(2,527)
Net (increase) decrease in loans	(140)	2,242
Purchases of premises and equipment	(462)	(67)
Purchase of computer software	(23)	(6)
Net cash (used for) provided by investing activities	(3,440)	2,681

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	9,224	4,531
Net decrease in time deposits	(3,479)	(4,015)
Proceeds from long-term debt	5,000	10,000
Repayments of long-term debt	(10,000)	(7,500)
Dividends paid	(742)	(714)
Treasury stock sold	125	104
Treasury stock purchased	(105)	(147)
Net cash provided by financing activities	23	2,259
(Decrease) increase in cash and cash equivalents	(1,832)	1,023
Cash and cash equivalents at beginning of period	35,660	31,886
Cash and cash equivalents at end of period	33,828	32,909

Supplemental disclosures of cash flow information:
Interest paid	1,496	1,818
Income taxes paid	250	275

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned from loans	—	20
Purchase of other real estate owned not yet settled	—	84
Fair value adjustments for securities available for sale	1,996	51

See Notes to the Unaudited Consolidated Interim Financial Statements 6

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

1.	Basis of Presentation

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the first quarter of 2013, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Securities Available for Sale

The amortized cost and fair value of securities held at March 31, 2013, and December 31, 2012, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2013
U.S. government agencies	43,807	1,464	(82)	45,189
U.S. agency mortgage-backed securities	42,942	760	(72)	43,630
U.S. agency collateralized mortgage obligations	40,269	204	(141)	40,332
Private collateralized mortgage obligations	5,921	67	(347)	5,641
Corporate bonds	54,926	1,722	(30)	56,618
Obligations of states and political subdivisions	105,409	5,203	(642)	109,970
Total debt securities	293,274	9,420	(1,314)	301,380
Marketable equity securities	5,094	—	(6)	5,088
Total securities available for sale	298,368	9,420	(1,320)	306,468

December 31, 2012
U.S. government agencies	42,374	1,971	(61)	44,284
U.S. agency mortgage-backed securities	49,173	931	(101)	50,003
U.S. agency collateralized mortgage obligations	40,612	206	(218)	40,600
Private collateralized mortgage obligations	6,123	59	(432)	5,750
Corporate bonds	48,179	1,517	(47)	49,649
Obligations of states and political subdivisions	104,133	6,531	(261)	110,403
Total debt securities	290,594	11,215	(1,120)	300,689
Marketable equity securities	4,945	—	—	4,945
Total securities available for sale	295,539	11,215	(1,120)	305,634

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at March 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	33,145	33,518
Due after one year through five years	101,768	104,096
Due after five years through ten years	86,721	88,612
Due after ten years	71,640	75,154
Total debt securities	293,274	301,380

Securities available for sale with a par value of $82,661,000 and $79,089,000 at March 31, 2013, and December 31, 2012, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $86,845,000 at March 31, 2013, and $84,585,000 at December 31, 2012.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF DEBT SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2013	2012
	$	$
Proceeds from sales	20,283	15,733
Gross realized gains	951	486
Gross realized losses	13	55

SUMMARY OF GAINS AND LOSSES ON DEBT SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2013	2012
	$	$
Gross realized gains	951	486

Gross realized losses	13	55
Impairment on securities	20	86
Total gross realized losses	33	141

Net gains on securities	918	345

The bottom portion of the above table shows the net gains on security transactions, including any impairment taken on securities held by the Corporation. The net gain or loss from security transactions is also reflected on the Corporation’s Consolidated Statements of Income and Consolidated Statements of Cash Flows.

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. As of March 31, 2013, three private collateralized mortgage obligations (PCMOs) were considered to be other-than-temporarily impaired, of which the cash flow analysis on one of these securities indicated a need to take additional impairment of $20,000 as of March 31, 2013. As of March 31, 2012, four PCMOs were considered to be other-than-temporarily impaired, of which the cash flow analysis on these securities indicated a need to take additional impairment of $86,000 on two of these securities as of March 31, 2012. Cumulative impairment on the one PCMO with additional impairment taken in the first quarter of 2013 was $211,000. Information pertaining to securities with gross unrealized losses at March 31, 2013, and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of March 31, 2013
U.S. government agencies	11,934	(82)	—	—	11,934	(82)
U.S. agency mortgage-backed securities	9,085	(72)	—	—	9,085	(72)
U.S. agency collateralized mortgage obligations	19,536	(123)	1,546	(18)	21,082	(141)
Private collateralized mortgage obligations	—	—	3,436	(347)	3,436	(347)
Corporate bonds	5,306	(26)	996	(4)	6,302	(30)
Obligations of states & political subdivisions	29,882	(611)	1,290	(31)	31,172	(642)

Total debt securities	75,743	(914)	7,268	(400)	83,011	(1,314)

Marketable equity securities	945	(6)	—	—	945	(6)

Total temporarily impaired securities	76,688	(920)	7,268	(400)	83,956	(1,320)

As of December 31, 2012
U.S. government agencies	11,947	(61)	—	—	11,947	(61)
U.S. agency mortgage-backed securities	11,876	(101)	—	—	11,876	(101)
U.S. agency collateralized mortgage obligations	22,235	(167)	3,230	(51)	25,465	(218)
Private collateralized mortgage obligations	—	—	4,714	(432)	4,714	(432)
Corporate bonds	2,985	(41)	994	(6)	3,979	(47)
Obligations of states & political subdivisions	16,616	(225)	1,997	(36)	18,613	(261)

Total debt securities	65,659	(595)	10,935	(525)	76,594	(1,120)

Marketable equity securities	—	—	—	—	—	—

Total temporarily impaired securities	65,659	(595)	10,935	(525)	76,594	(1,120)

In the debt security portfolio, there are 79 positions that were considered temporarily impaired at March 31, 2013. Of those 79 positions, three PCMOs which have had impairment recorded at some point in time are the only instruments considered other-than-temporarily impaired at March 31, 2013.

The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. U.S. generally accepted accounting principles provide for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss), which is recognized in earnings, and (b) the amount of total OTTI related to all other factors, which is recognized, net of taxes, as a component of accumulated other comprehensive income. This accounting method was only applicable to three of the Corporation’s PCMOs since these were the only instruments management deemed to be other-than-temporarily impaired and have experienced some impairment.

A cumulative total of $1,163,000 of impairment has been recorded on the three impaired PCMO securities currently held, plus the PCMO that was sold in May 2012. Impairment of $340,000 was first recorded in 2009 on two of these securities. Additional impairment was recorded in 2010 for a total of $393,000 on the same two PCMO securities. During 2011, there was an additional $324,000 of impairment recorded on the three PCMO securities, currently identified as other than temporarily impaired, plus the impaired PCMO that was sold in May 2012. In 2012, an additional $86,000 of impairment was recorded on two of the PCMO securities, and $20,000 of impairment was recorded on one PCMO security in the first quarter of 2013. Impairment has slowed as the expected loss ratios on the remaining PCMOs has stabilized and the book values decline due to normally scheduled principal payments.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The impairment on the PCMOs is a result of a deterioration of expected cash flows on these securities due to higher projected credit losses than the amount of credit protection carried by these securities. Specifically, the foreclosure and severity rates have been running at levels where expected principal losses are in excess of the remaining credit protection on these instruments. The projected principal losses are based on prepayment speeds that are equal to or slower than the actual last twelve-month prepayment speeds the particular securities have experienced. Every quarter, management evaluates third-party reporting that shows projected principal losses based on various prepayment speed and severity rate scenarios. Based on the assumption that all loans over 60 days delinquent will default and at a severity rate equal to or above that previously experienced, and based on historical and expected prepayment speeds, management determined that it was appropriate to take additional impairment on one PCMO in the first quarter of 2013.

The following tables reflect the amortized cost, market value, and unrealized loss as of March 31, 2013 and 2012, on the PCMO securities held which had impairment taken in each respective year. The values shown are after the Corporation recorded year-to-date impairment charges of $20,000 through March 31, 2013, and $86,000 through March 31, 2012. The $20,000 and $86,000 are deemed to be credit losses and are the amounts that management expects the principal losses will be by the time these securities mature. The remaining $256,000 and $591,000 of unrealized losses are deemed to be market value losses that are considered temporary.

SECURITY IMPAIRMENT CHARGES

(DOLLARS IN THOUSANDS)

As of March 31, 2013
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	2,151	1,895	(256)	(20)

As of March 31, 2012
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	3,906	3,315	(591)	(86)

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held:

CREDIT LOSSES RECOGNIZED IN EARNINGS ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2013	2012
	$	$

Beginning balance	977	1,057

Credit losses on debt securities for which other-than-
temporary impairment has not been previously recognized	—	—

Additional credit losses on debt securities for which other-
than-temporary impairment was previously recognized	20	86

Sale of debt securities with previously recognized impairment	—	—

Ending balance	997	1,143

Recent market conditions throughout the financial sector have made the evaluation regarding the possible impairment of PCMOs difficult to fully determine given the volatility of their pricing, based not only on interest rate changes, but on collateral uncertainty as well. The Corporation’s mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) holdings are backed by the U.S. government, and therefore, experience significantly less volatility and uncertainty than the PCMO securities. The Corporation has not experienced any impairment on U.S. government MBS or CMO securities and does not expect impairment in the future on these instruments. The Corporation’s PCMO holdings make up a small minority of the total MBS, CMO, and PCMO securities held. As of March 31, 2013, on an amortized cost basis, PCMOs accounted for 6.6% of the Corporation’s total MBS, CMO, and PCMO holdings, compared to 6.4% as of December 31, 2012. As of March 31, 2013, four PCMOs were held with one of the four rated A+ by S&P. The remaining three securities were rated below investment grade. Impairment charges, as detailed above, were taken on one of these securities in the first quarter of 2013, and on two of these securities in the first quarter of 2012.

Management conducts impairment analysis on a quarterly basis and currently plans to continue to hold these securities as cash flow analysis performed under severe stress testing does not indicate a need to take further impairment on the bonds that are considered impaired. The unrealized loss position of all of the Corporation’s PCMOs has improved since December 31, 2012. The PCMO net unrealized losses stood at $373,000 as of December 31, 2012, and improved to a $280,000 net unrealized loss as of March 31, 2013. Two of the four PCMOs are carrying unrealized gains based on current book values. Management has concluded that, as of March 31, 2013, the unrealized losses outlined in the Security Impairment Charges table above represent temporary declines. Management currently does not intend to sell these securities as a result of unrealized holding losses carried and impairment taken, and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity. While management does not intend to sell these securities related to their impairment, it is standard practice to sell off smaller MBS, CMO, and PCMO instruments once normal principal payments have reduced the size of the security to less than $1 million. This is done to reduce the administrative costs and improve the efficiency of the entire portfolio.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements
3.	Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of March 31, 2013, and December 31, 2012.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2013	2012
	$	$
Commercial real estate
Commercial mortgages	92,066	91,943
Agriculture mortgages	90,324	85,501
Construction	14,577	16,435
Total commercial real estate	196,967	193,879

Consumer real estate (a)
1-4 family residential mortgages	123,192	126,686
Home equity loans	12,049	13,122
Home equity lines of credit	16,761	15,956
Total consumer real estate	152,002	155,764

Commercial and industrial
Commercial and industrial	28,552	27,503
Tax-free loans	18,646	17,991
Agriculture loans	14,352	15,204
Total commercial and industrial	61,550	60,698

Consumer	3,662	3,872

Gross loans prior to deferred fees	414,181	414,213
Less:
Deferred loan costs, net	(196)	(146)
Allowance for loan losses	7,357	7,516
Total net loans	407,020	406,843

(a)	Real estate loans serviced for Fannie Mae, which are not included in the Consolidated Balance Sheets, totaled $5,244,000 and $6,014,000 as of March 31, 2013, and December 31, 2012, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of March 31, 2013, and December 31, 2012. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

March 31, 2013	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	82,064	86,876	10,238	26,348	18,409	13,404	237,339
Special Mention	1,707	653	719	209	—	41	3,329
Substandard	8,295	2,795	3,620	1,995	237	907	17,849
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	92,066	90,324	14,577	28,552	18,646	14,352	258,517

December 31, 2012	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	83,376	82,103	13,145	25,182	17,752	14,379	235,937
Special Mention	798	622	—	355	—	81	1,856
Substandard	7,769	2,776	3,290	1,966	239	744	16,784
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	91,943	85,501	16,435	27,503	17,991	15,204	254,577

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of March 31, 2013, and December 31, 2012:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

March 31, 2013	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	123,033	12,049	16,761	3,662	155,505
Non-performing	159	—	—	—	159

Total	123,192	12,049	16,761	3,662	155,664

December 31, 2012	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	126,187	12,983	15,956	3,872	158,998
Non-performing	499	139	—	—	638

Total	126,686	13,122	15,956	3,872	159,636

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of March 31, 2013, and December 31, 2012:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
March 31, 2013	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	217	—	217	91,849	92,066	—
Agriculture mortgages	—	77	—	77	90,247	90,324	—
Construction	—	—	—	—	14,577	14,577	—
Consumer real estate
1-4 family residential mortgages	856	59	159	1,074	122,118	123,192	159
Home equity loans	37	35	—	72	11,977	12,049	—
Home equity lines of credit	—	—	—	—	16,761	16,761	—
Commercial and industrial
Commercial and industrial	110	—	—	110	28,442	28,552	—
Tax-free loans	—	—	—	—	18,646	18,646	—
Agriculture loans	—	—	—	—	14,352	14,352	—
Consumer	4	7	—	11	3,651	3,662	—
Total	1,007	395	159	1,561	412,620	414,181	159

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2012	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	347	—	347	91,596	91,943	—
Agriculture mortgages	79	—	—	79	85,422	85,501	—
Construction	—	—	—	—	16,435	16,435	—
Consumer real estate
1-4 family residential mortgages	780	187	308	1,275	125,411	126,686	308
Home equity loans	98	36	—	134	12,988	13,122	—
Home equity lines of credit	14	—	—	14	15,942	15,956	—
Commercial and industrial
Commercial and industrial	179	—	8	187	27,316	27,503	6
Tax-free loans	—	—	—	—	17,991	17,991	—
Agriculture loans	74	—	—	74	15,130	15,204	—
Consumer	8	5	—	13	3,859	3,872	—
Total	1,232	575	316	2,123	412,090	414,213	314

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2013, and December 31, 2012:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2013	2012
	$	$

Commercial real estate
Commercial mortgages	868	915
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	180	191
Home equity loans	136	139
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	48	53
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,232	1,298

As of March 31, 2013, and December 31, 2012, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three months ended March 31, 2013, and March 31, 2012, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three months ended March 31,
	2013	2012
	$	$
Impaired loans:
Loan balances without a related allowance for loan losses	2,831	2,270
Loan balances with a related allowance for loan losses	20	1,099
Related allowance for loan losses	3	117

Average recorded balance of impaired loans	2,890	3,465
Interest income recognized on impaired loans	28	29

Interest income on impaired loans would have increased by approximately $21,000 for the three months ended March 31, 2013, and $31,000 for the three months ended March 31, 2012, had these loans performed in accordance with their original terms.

During the first quarter of 2013 and 2012 there were no loan modifications made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of March 31, 2013, and December 31, 2012:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	1,165	1,262	—	1,195	—
Agriculture mortgages	1,618	1,618	—	1,624	28
Construction	—	—	—	—	—
Total commercial real estate	2,783	2,880	—	2,819	28

Commercial and industrial
Commercial and industrial	48	48	—	51	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	48	48	—	51	—

Total with no related allowance	2,831	2,928	—	2,870	28

With an allowance recorded:
Commercial real estate
Commercial mortgages	20	20	3	20	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	20	20	3	20	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	20	20	3	20	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,185	1,282	3	1,215	—
Agriculture mortgages	1,618	1,618	—	1,624	28
Construction	—	—	—	—	—
Total commercial real estate	2,803	2,900	3	2,839	28

Commercial and industrial
Commercial and industrial	48	48	—	51	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	48	48	—	51	—

Total	2,851	2,948	3	2,890	28

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	310	310	—	401	—
Agriculture mortgages	1,629	1,629	—	1,643	112
Construction	—	—	—	—	—
Total commercial real estate	1,939	1,939	—	2,044	112

Commercial and industrial
Commercial and industrial	53	93	—	129	20
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	53	93	—	129	20

Total with no related allowance	1,992	2,032	—	2,173	132

With an allowance recorded:
Commercial real estate
Commercial mortgages	935	1,032	110	1,030	3
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	935	1,032	110	1,030	3

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	935	1,032	110	1,030	3

Total by loan class:
Commercial real estate
Commercial mortgages	1,245	1,342	110	1,431	3
Agriculture mortgages	1,629	1,629	—	1,643	112
Construction	—	—	—	—	—
Total commercial real estate	2,874	2,971	110	3,074	115

Commercial and industrial
Commercial and industrial	53	93	—	129	20
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	53	93	—	129	20

Total	2,927	3,064	110	3,203	135

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

March 31, 2013	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance	3,591	1,510	1,624	61	730	7,516

Charge-offs	—	(78)	(41)	(6)	—	(125)
Recoveries	—	—	16	—	—	16
Provision (credit) for loan losses	(355)	48	281	7	(31)	(50	)(1)

Ending balance	3,236	1,480	1,880	62	699	7,357

Ending balance: individually evaluated
for impairment	3	—	—	—	—	3
Ending balance: collectively evaluated
for impairment	3,233	1,480	1,880	62	699	7,354

Loans receivable:
Ending balance	196,967	152,002	61,550	3,662		414,181
Ending balance: individually evaluated
for impairment	2,803	—	48	—		2,851
Ending balance: collectively evaluated
for impairment	194,164	152,002	61,502	3,662		411,330

(1)	The Corporation recognized a $50,000 credit provision in the first quarter of 2013 as a result of lower levels of non-performing and delinquent loans, minimal charge-offs, and no material changes in gross loans.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

March 31, 2012	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance	3,441	1,424	2,825	61	729	8,480

Charge-offs	—	—	(42)	(5)	—	(47)
Recoveries	—	—	20	5	—	25
Provision (credit) for loan losses	(371)	(103)	214	(6)	16	(250	)(1)

Ending balance	3,070	1,321	3,017	55	745	8,208

Ending balance: individually evaluated
for impairment	117	—	—	—	—	117
Ending balance: collectively evaluated
for impairment	2,953	1,321	3,017	55	745	8,091

Loans receivable:
Ending balance	181,932	166,659	58,687	3,105		410,383
Ending balance: individually evaluated
for impairment	3,204	—	165	—		3,369
Ending balance: collectively evaluated
for impairment	178,728	166,659	58,522	3,105		407,014

(1)	The Corporation recognized a $250,000 credit provision in the first quarter of 2012 as a result of lower levels of non-performing and delinquent loans, minimal charge-offs, and no material changes in gross loans.

4.	Fair Value Presentation

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of March 31, 2013, and December 31, 2012, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value Measurements:

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	March 31, 2013
	Level I	Level II	Level III	Total

U.S. government agencies	$—	$45,189	$—	$45,189
U.S. agency mortgage-backed securities	—	43,630	—	43,630
U.S. agency collateralized mortgage obligations	—	40,332	—	40,332
Private collateralized mortgage obligations	—	5,641	—	5,641
Corporate bonds	—	56,618	—	56,618
Obligations of states & political subdivisions	—	109,970	—	109,970
Marketable equity securities	5,088	—	—	5,088

Total securities	$5,088	$301,380	$—	$306,468

On March 31, 2013, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of March 31, 2013, the CRA fund investments had a $4,945,000 book value with a fair market value of $4,939,000 and the bank stocks had a book and fair market value of $149,000.

Fair Value Measurements:

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2012
	Level I	Level II	Level III	Total

U.S. government agencies	$—	$44,284	$—	$44,284
U.S. agency mortgage-backed securities	—	50,003	—	50,003
U.S. agency collateralized mortgage obligations	—	40,600	—	40,600
Private collateralized mortgage obligations	—	5,750	—	5,750
Corporate bonds	—	49,649	—	49,649
Obligations of states & political subdivisions	—	110,403	—	110,403
Marketable equity securities	4,945	—	—	4,945

Total securities	$4,945	$300,689	$—	$305,634

On December 31, 2012, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. As of December 31, 2012, the Corporation’s CRA fund investments had a book and fair market value of $4,945,000 utilizing level I pricing.

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no level III securities as of March 31, 2013 or December 31, 2012.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2013, December 31, 2012, and March 31, 2012 by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	March 31, 2013
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$—	$	$2,848	$2,848
OREO	—	—	264	264
Total	$—	$—	$3,115	$3,115

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$2,817	$2,817
OREO	—	—	264	264
Total	$—	$—	$3,081	$3,081

	March 31, 2012
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$3,252	$3,252
OREO	—	—	132	132
Total	$—	$—	$3,384	$3,384

The Corporation had a total of $2,851,000 of impaired loans as of March 31, 2013, with $3,000 of specifically allocated allowance against these loans. The Corporation had a total of $2,927,000 of impaired loans as of December 31, 2012, with $110,000 of specifically allocated allowance against these loans. This compares to a total of $3,369,000 of impaired loans as of March 31, 2012, with $117,000 of specifically allocated allowance against these loans. Impaired loans are valued based on a discounted present value of expected future cash flows.

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. The Corporation’s OREO balance consisted of one residential property that was classified as OREO as of March 31, 2013, and December 31, 2012. Management has estimated the current value of the OREO property at $264,000 utilizing level III pricing. As of March 31, 2012, the Corporation’s OREO balance consisted of one residential property that was valued at $132,000 utilizing level III pricing. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

	Fair Value	Valuation	Unobservable	Range
March 31, 2013:	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,848	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
			expenses (2)

OREO	264	Appraisal of	Liquidation	-2% to -10% (-6%)
		collateral (1),(3)	expenses (2)

December 31, 2012:

Impaired loans	2,817	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
			expenses (2)

OREO	264	Appraisal of	Liquidation	-2% to -10% (-6%)
		collateral (1),(3)	expenses (2)

March 31, 2012:

Impaired loans	3,252	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
			expenses (2)

OREO	132	Appraisal of	Liquidation	-2% to -10% (-6%)
		collateral (1),(3)	expenses (2)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Long-term Debt

The fair value of long-term debt is estimated by comparing the rate currently offered for the same type of debt instrument with a matching remaining term.

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Corporation's financial instruments at March 31, 2013,

December 31, 2012, and March 31, 2012, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	March 31, 2013
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	33,828	33,828	33,828	—	—
Securities available for sale	306,468	306,468	5,088	301,380	—
Regulatory stock	4,033	4,033	4,033	—	—
Loans held for sale	781	781	781	—	—
Loans, net of allowance	407,020	414,983	—	—	414,983
Bank owned life insurance	19,378	19,378	19,378	—	—
Accrued interest receivable	3,445	3,445	3,445	—	—

Financial Liabilities:
Demand deposits	162,619	162,619	162,619	—	—
Interest-bearing demand deposits	9,089	9,089	9,089	—	—
NOW accounts	67,476	67,476	67,476	—	—
Savings accounts	117,762	117,762	117,762	—	—
Money market deposit accounts	59,038	59,038	59,038	—	—
Time deposits	222,922	227,417	—	—	227,417
Total deposits	638,906	643,401	415,984	—	227,417

Long-term debt	68,000	71,119	—	—	71,119
Accrued interest payable	727	727	727	—	—

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	December 31, 2012
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	35,660	35,660	35,660	—	—
Securities available for sale	305,634	305,634	4,945	300,689	—
Regulatory stock	4,148	4,148	4,148	—	—
Loans held for sale	768	768	768	—	—
Loans, net of allowance	406,843	412,719	—	—	412,719
Bank owned life insurance	19,216	19,216	19,216	—	—
Accrued interest receivable	3,484	3,484	3,484	—	—

Financial Liabilities:
Demand deposits	156,327	156,327	156,327	—	—
Interest-bearing demand deposits	8,650	8,650	8,650	—	—
NOW accounts	69,521	69,521	69,521	—	—
Savings accounts	114,067	114,067	114,067	—	—
Money market deposit accounts	58,195	58,195	58,195	—	—
Time deposits	226,401	227,862	—	—	227,862
Total deposits	633,161	634,622	406,760	—	227,862

Long-term debt	73,000	76,504	—	—	76,504
Accrued interest payable	793	793	793	—	—

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	March 31, 2012
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	32,909	32,909	32,909	—	—
Securities available for sale	280,342	280,342	3,950	276,392	—
Regulatory stock	4,378	4,378	4,378	—	—
Loans held for sale	1,042	1,042	1,042	—	—
Loans, net of allowance	402,145	413,144	—	—	413,144
Bank owned life insurance	18,688	18,688	18,688	—	—
Accrued interest receivable	3,050	3,050	3,050	—	—

Financial Liabilities:
Demand deposits	147,592	147,592	147,592	—	—
Interest-bearing demand deposits	5,728	5,728	5,728	—	—
NOW accounts	59,099	59,099	59,099	—	—
Savings accounts	107,342	107,342	107,342	—	—
Money market deposit accounts	52,775	52,775	52,775	—	—
Time deposits	233,658	238,833	—	—	238,833
Total deposits	606,194	611,369	372,536	—	238,833

Long-term debt	75,500	79,387	—	—	79,387
Accrued interest payable	928	928	928	—	—

6.	Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of March 31, 2013, firm loan commitments were $12.3 million, unused lines of credit were $107.7 million, and open letters of credit were $7.3 million. The total of these commitments was $127.3 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

7.	Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
Balance at December 31, 2012	6,663
Other comprehensive income before reclassifications	(712)
Amount reclassified from accumulated other comprehensive income	(606)
Period change	(1,318)
Balance at March 31, 2013	5,345

Balance at December 31, 2011	4,221
Other comprehensive income before reclassifications	262
Amount reclassified into accumulated other comprehensive income	(228)
Period change	34
Balance at March 31, 2012	4,255

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income
	For the Three Months Ended		Affected Line Item
	March 31,		in the Statements of
	2013	2012	Income
Securities available-for-sale:
Net securities gains reclassified into earnings	938	431	Gains on securities transactions, net
Related income tax expense	(319)	(147)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	619	284

Net impairment losses reclassified into earnings	(20)	(86)	Impairment losses on securities
Related income tax expense	7	29	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	(13)	(57)
Total reclassifications for the period	606	228

(1)	Amounts in parentheses indicate debits.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

8.	Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Corporation provided the required disclosures in Note 7 to the Unaudited Consolidated Interim Financial Statements.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The objective of the amendments in this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). Examples of obligations within the scope of this Update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2012 Annual Report to Shareholders of the Corporation. The financial condition and results of operations presented are not indicative of future performance.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	Economic conditions
•	Monetary and interest rate policies of the Federal Reserve Board
•	Volatility of the securities markets
•	Effects of deteriorating economic conditions and the prolonged economic weakness, specifically the effect on loan customers to repay loans
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Changes in deposit flows, loan demand, or real estate and investment securities values
•	Changes in accounting principles, policies, or guidelines
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
•	The impact of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations issued thereunder
•	Possible impacts of the capital and liquidity requirements proposed by the Basell III standards and other regulatory pronouncements, regulations and rules.

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

Results of Operations

Overview

The Corporation recorded net income of $2,008,000 for the three-month period ended March 31, 2013, an 8.3% decrease from the $2,189,000 earned during the same period in 2012. Lower net interest income, caused by lower net interest margin and lower levels of fee income, contributed to the decline. Earnings per share, basic and diluted, were $0.70 for the three months ended March 31, 2013, compared to $0.77 for the same period in 2012.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s net interest income for the three months ended March 31, 2013, decreased from the same period in 2012. Net interest income was $5,223,000 for the first quarter of 2013, compared to $5,589,000 for the same quarter of 2012, a 6.5% decrease. The Corporation’s net interest margin was 3.16% for the first quarter of 2013, compared to 3.46% for the first quarter of 2012.

The Corporation recorded a credit provision for loan losses of $50,000 for the first quarter of 2013, and $250,000 for the first quarter of 2012. Improvements in asset quality, as evidenced by lower levels of non-performing and delinquent loans, minimal charge-offs, and no material change in outstanding loan balances, allowed the Corporation to reverse a portion of the allowance for loan losses into earnings in 2012 and 2013 while still maintaining strong coverage ratios. Previously, in 2010 and 2011, the provision expense was at an increased level to provide for high levels of classified loans. When classified loans first began to decline in late 2011, the provision for loan losses was initially reduced. With further declines in classified assets, along with low levels of non-performing and delinquent loans, and an overall decrease in outstanding loan balances, the 2012 allowance for loan loss calculation supported a decrease in this balance. With the reductions in 2012 and the first quarter of 2013, the allowance for loan losses as a percentage of total loans stood at 1.78% as of March 31, 2013, compared to 2.00% as of March 31, 2012. More detail is provided in the Provision for Loan Losses section that follows and the Allowance for Loan Losses section under Financial Condition.

Other income, excluding the gain or loss on the sale of securities and impairment losses on securities, decreased 12.9%, or $235,000, for the first quarter of 2013, compared to 2012. The decrease was primarily due to life insurance proceeds of $276,000 received in the first quarter of 2012, with no corresponding income in the first quarter of 2013. Meanwhile, operational costs for the three months ended March 31, 2013, compared to the same period in 2012, decreased at a pace of 1.0%, or $56,000.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the three-month period ended March 31, 2013, compared to the same period in the prior year due to the decrease in the Corporation’s income.

Key Ratios	Three Months Ended
	March 31,
	2013	2012

Return on Average Assets	1.03%	1.15%
Return on Average Equity	9.11%	10.57%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Non-interest income
•	Non-interest expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In the first quarter of 2013, NII generated 67.6% of the Corporation’s gross revenue stream, which consists of net interest income and non-interest income, compared to 72.1% in the first quarter of 2012. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $567,000 and $536,000 for the three months ended March 31, 2013 and 2012, respectively.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2013	2012
	$	$
Total interest income	6,653	7,330
Total interest expense	1,430	1,741

Net interest income	5,223	5,589
Tax equivalent adjustment	567	536

Net interest income (fully taxable equivalent)	5,790	6,125

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

The Federal funds rate, which is the overnight rate that financial institutions charge other financial institutions to buy or sell overnight funds, declined from 5.25% in August 2007, to 0.25% by December 15, 2008, and has remained at this historically low level to the date of this filing. The Prime rate typically moves in tandem with the Federal funds rate and similarly has not moved from its historical low of 3.25% since December 31, 2008.

The fact that the Federal funds rate and the Prime rate have remained at these very low levels for over four years has generally had offsetting positive and negative impacts to the Corporation’s NII. The decrease in the Federal funds rate has reduced the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense, while the decrease in the Prime rate has reduced the yield on the Corporation’s Prime-based loans. The Corporation’s fixed rate loans do not reprice as rates change; however, with the steep decline in interest rates and a prolonged period with lower market rates, more customers have refinanced into lower fixed rate loans or moved into Prime-based loans. Management has instituted floors on certain loan instruments and revised pricing standards to help slow the reduction of loan yield during this historically low-rate period. Most of those floors have gradually been removed as the historically low interest rate environment continued and competitive pressures grew in terms of retaining and attracting new loans.

Short-term interest rates have decreased significantly over the past three years as a result of the economic crisis. The U.S. Treasury curve has maintained some positive slope with overnight rates close to 0.25% and the 10-year U.S. Treasury close to 2.00%. The positive slope of the yield curve has fluctuated many times in the past two years with the overnight rates remaining the same, with the 10-year U.S. Treasury varying between as high as 3.75% in 2011 and 2.39% in 2012, and as low as 1.72% in 2011, and 1.43% in 2012. As of March 31, 2013, the 10-year U.S. Treasury rate was 1.87%, which provided for only 162 basis points of slope off the overnight rate of 0.25%. The average 10-year U.S. Treasury close was approximately 1.80% in 2012 versus 2.78% in 2011. The weakening in the slope of the yield curve has made it challenging for management to invest excess liquidity in investments with attractive yields. However, since deposits and borrowings generally price off short-term rates, the significant rate drops on the short end of the rate curve permitted management to continue to reduce the overall cost of funds during 2012 and into 2013. Over this period, management continued to reprice time deposits and borrowings to lower levels.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Management currently anticipates that the overnight interest rate and Prime rate will remain at these historically low levels throughout 2013 because of the current economic conditions. It is also likely that the 10-year U.S. Treasury will trade in a range similar to 2012, resulting in a positive slope similar to 2012. This will allow management to continue to price the vast majority of liabilities off very low short-term rates, while pricing loans and investing in longer securities, which are based off the 5-year and 10-year U.S. Treasury rates that are above short-term rates. However, it is important to note that the current and projected positive slope is compressed and not favorable to management in terms of maintaining or increasing net interest margin. The amount of slope on the U.S. Treasury curve is significantly below 2011 levels. Beyond this, if the Federal Reserve would act to increase overnight rates it is possible that the yield curve could flatten further, making it more difficult for management to protect net interest margin. Management believes a more likely scenario is mid-term and longer-term interest rates increasing prior to the Federal Reserve acting to increase overnight rates as more signs of economic recovery occur.

The prolonged time period with a Prime rate of 3.25%, has reduced the yield on the Corporation’s Prime-based loans, having a direct negative impact on the interest income for the Corporation. The Corporation’s fixed-rate loans do not reprice as rates change; however, with the historic decline in interest rates, more customers have moved into Prime-based loans or have refinanced into lower fixed-rate loans.

The Corporation’s margin was 3.16% for the first quarter of 2013, a 30 basis-point decrease from the 3.46% for the first quarter of 2012. Although it has become challenging to prevent margin declines, the Corporation has done well in consistently reducing its cost of funds in order to maintain a sufficient margin. Management believes this will get progressively more difficult if interest rates remain at these levels throughout 2013 as cost of funds savings will slow and the decline in asset yields will continue.

For the first quarter of 2013, the Corporation’s NII on an FTE basis decreased by $335,000, or 5.5%, compared to the same period in 2012. As shown on the table that follows, interest income, on an FTE basis for the quarter ending March 31, 2013, decreased by $646,000, or 8.2%, and interest expense decreased by $311,000, or 17.9%, compared to the same period in 2012.

The following table shows a more detailed analysis of net interest income on an FTE basis with all the major elements of the Corporation’s consolidated balance sheets, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities. Additionally, the analysis provides the net interest spread and the net yield on interest earning assets. The net interest spread is the difference between the yield on interest earning assets and the rate paid on interest bearing liabilities. A deficiency of the net interest spread is that it does not give credit for the non-interest bearing funds and capital used to fund a portion of the total interest earning assets. For this reason, management emphasizes the net yield on interest earning assets, also referred to as the net interest margin (NIM). The NIM is calculated by dividing net interest income on an FTE basis into total average interest earning assets. NIM is generally the benchmark used by analysts to measure how efficiently a bank generates net interest income. For example, a financial institution with a NIM of 3.50% would be able to use fewer interest-earning assets and still achieve the same level of net interest income as a financial institution with a NIM of 3.25%.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended March 31,
	2013			2012
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	22,427	18	0.33	16,370	16	0.39

Securities available for sale:
Taxable	188,025	902	1.92	191,440	1,225	2.56
Tax-exempt	103,344	1,448	5.60	83,961	1,337	6.37
Total securities (d)	291,369	2,350	3.23	275,401	2,562	3.72

Loans (a)	414,527	4,846	4.69	411,994	5,285	5.14

Regulatory stock	4,176	6	0.57	4,336	3	0.34

Total interest earning assets	732,499	7,220	3.95	708,101	7,866	4.45

Non-interest earning assets (d)	58,802			56,090

Total assets	791,301			764,191

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	133,368	63	0.19	118,646	78	0.26
Savings deposits	115,012	17	0.06	103,547	27	0.10
Time deposits	224,115	827	1.50	234,737	1,023	1.75
Borrowed funds	71,408	523	2.97	79,595	613	3.10
Total interest bearing liabilities	543,903	1,430	1.06	536,525	1,741	1.31

Non-interest bearing liabilities:

Demand deposits	154,289			141,017
Other	3,675			3,357

Total liabilities	701,867			680,899

Stockholders' equity	89,434			83,292

Total liabilities & stockholders' equity	791,301			764,191

Net interest income (FTE)		5,790			6,125

Net interest spread (b)			2.89			3.14
Effect of non-interest
bearing funds			0.27			0.32
Net yield on interest earning assets (c)			3.16			3.46

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $173,000 as of March 31, 2013, and net deferred loan fees of $50,000 as of March 31, 2012.  Such fees and costs recognized through income and included in the interest amounts totaled ($13,000) in 2013, and ($1,000) in 2012.

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

Earnings and yields on the Corporation’s securities have also been negatively impacted by the historically low interest rates. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. The U.S. Treasury rates have remained at historically low levels since the Federal funds rate was reduced to 0.25% in December 2008. As the low-rate period continues to extend, larger amounts of securities are maturing, forcing the proceeds to be reinvested into lower-yielding instruments. The Corporation’s taxable securities experienced a 64 basis-point reduction in yield for the three months ended March 31, 2013, compared to the same period in 2012, due to reinvesting into lower-yielding instruments. Tax-exempt security yields decreased by 77 basis points for the three months ended March 31, 2013, compared to the same period in 2012.

The average balance of the Corporation’s interest bearing liabilities increased during 2013 as a result of an increase in deposits that was partially offset by a decrease in borrowed funds. The average balance of time deposits declined in the first quarter of 2013 compared to 2012, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits. Interest expense on deposits declined by $221,000 for the three months ended March 31, 2013, compared to the same period in 2012. Demand and savings deposits reprice in entirety whenever the offering rates are changed. This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels. Due to the size of rate decreases relative to the initial interest rate, the percentage decreases in the actual interest rates are very high. The annualized rate on interest bearing demand accounts decreased by 26.9% for the three-month period ended March 31, 2013, compared to the prior year’s period. Importantly, while the percentage of rate decreases is large, the scope of further reductions in dollar amount of interest expense is very limited since rates cannot feasibly be reduced much lower. For the first quarter of 2013, the average balances of interest bearing demand deposits increased by $14.7 million, or 12.4%, over the same period in 2012, while the average balance of savings accounts increased by $11.5 million, or 11.1%, over the same period in 2012. This increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2013 compared to 2012.

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During 2012 and through the first quarter of 2013, time deposit balances decreased. The decrease can be attributed to the lowest rates paid historically on time deposits, which has caused the differential between time deposit rates and rates on non-maturing deposits to be minimal. As a result, customers have elected to keep more of their funds in non-maturity deposits and fewer in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a lower cost and more balanced deposit funding position. The Corporation was able to reduce interest expense on time deposits by $196,000, or 19.2%, for the first quarter of 2013, compared to the same period in 2012. Average balances decreased by $10.6 million, or 4.5%, for the three months ended March 31, 2013, compared to the same period in 2012. The annualized rate paid on time deposits decreased by 25 basis points when comparing the three-month periods in both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. In the first quarter of 2013, the Corporation used some excess cash to pay off long-term debt. No short-term advances were utilized in 2012 or 2013, but average overnight fed funds borrowings of $47,000 and $359,000 are included in the total borrowings for the three months ended March 31, 2013, and March 31, 2012, respectively. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. The Corporation decreased average total borrowings by $8.2 million, or 10.3% in the first quarter of 2013 compared to the same quarter in 2012, and interest expense was $90,000 or 14.7% lower for the same time period as a result.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The NIM was 3.16% for the first quarter of 2013, compared to 3.46% for the first quarter of 2012. For the quarter ended March 31, 2013, the net interest spread decreased twenty-five basis points to 2.89%, from 3.14% for the same period in 2012. The effect of non-interest bearing funds dropped five basis points for the three-month period compared to the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities. For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio. The Corporation had a credit provision of $50,000 for the quarter ended March 31, 2013, and a credit provision of $250,000 for the quarter ended March 31, 2012. The analysis of the loan loss allowance takes into consideration, among other things, the following factors:

•	levels and trends in delinquencies, nonaccruals, and charge-offs,
•	trends within the loan portfolio,
•	changes in lending policies and procedures,
•	experience of lending personnel and management oversight,
•	national and local economic trends,
•	concentrations of credit,
•	external factors such as legal and regulatory requirements,
•	changes in the quality of loan review and board oversight,
•	changes in the value of underlying collateral.

Credit provisions were recorded in 2013 and 2012 due to the following factors:

•	Lower levels of delinquent and non-performing loans
•	Decreased charge-offs
•	Increased allowance as a percentage of total loans
•	No material change in gross loans

Prior to 2012, the annual provision expense was at increased levels to account for difficult economic conditions that had an impact on the financial health of the Corporation’s borrowers. Throughout 2012 and into 2013, because of the factors listed above, the allowance for loan loss calculation indicated a need to reduce the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans. Management closely tracks delinquent loans as a percentage of the loan portfolio. As of March 31, 2013, total delinquencies represented 0.67% of total loans, compared to 0.81% as of March 31, 2012. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by the loan-to-value and debt-to-income ratios. The prolonged economic downturn, including devaluation of residential and commercial real estate, has stressed these ratios, although valuations have recently shown improvements and levels of classified loans have continued to decline and are significantly lower than levels in 2010 and 2011. The delinquency and classified loan information is utilized in the quarterly allowance for loan loss (ALLL) calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. Generally, management will evaluate and adjust, if necessary, the provision expense each quarter based upon completion of the quarterly ALLL calculation. It is anticipated that the provision will reach a neutral level in 2013 where no charge or credit is necessary. Then future provision amounts will depend on the amount of loan growth achieved versus levels of delinquency, non-performing, and classified loans.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

During 2012, several higher qualitative adjustments were made with the majority related to changes in the agriculture loan portfolio. In the first quarter of 2013, most of the changes made to the qualitative factors resulted in lower factors which require less of an allowance. Factors related to dairy farming have improved reflecting the improved outlook for the industry in 2013. Additionally, the factor related to the experience, ability, and depth of lending personnel and management was lowered reflecting low turnover and added depth in personnel. Additionally, as a reflection of improved real estate values both locally and nationally, the factor related to the value of underlying collateral was reduced.

The net of all qualitative factor changes in the first quarter has resulted in a lower required allowance for loan losses, assuming all other factors remained constant. The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses, based on the current environment. As a result of the general trend of lower qualitative factors through the first quarter of 2013, the allowance calculation supported a reduction in the allowance. The impact of lower levels of delinquencies, non-performing and classified loans, as well as no material change in total loans, has also contributed to lower levels of allowance.

Management monitors the allowance as a percentage of total loans and has increased this percentage over time. Because of the credit provision recorded in 2012 and in the first quarter of 2013, this percentage has decreased slightly since December 31, 2012, but still remains very high compared to historical percentages. As of March 31, 2013, the allowance as a percentage of total loans was 1.78%, down from 1.81% at December 31, 2012, and 2.00% at March 31, 2012. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Other Income

Other income for the first quarter of 2013 was $2,503,000, an increase of $338,000, or 15.6%, compared to the $2,165,000 earned during the first quarter of 2012. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012
	$	$	$	%

Trust and investment services	320	298	22	7.4
Service charges on deposit accounts	247	305	(58)	(19.0)
Other service charges and fees	165	124	41	33.1
Commissions	469	478	(9)	(1.9)
Gains on securities transactions	938	431	507	117.6
Impairment losses on securities	(20)	(86)	66	(76.7)
Gains on sale of mortgages	98	68	30	44.1
Earnings on bank owned life insurance	158	415	(257)	(61.9)
Other miscellaneous income	128	132	(4)	(3.0)

Total other income	2,503	2,165	338	15.6

Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. For the three months ended March 31, 2013, traditional trust services income decreased $17,000, or 7.2%, from the same period in 2012, while income from alternative investment services increased by $39,000, or 61.9%. Traditional trust income will vary based upon valuation of assets under management and timing of fee assessments for these fiduciary services. New customer activity was responsible for the sharp increase in alternative investment income.

Service charges on deposit accounts decreased by $58,000, or 19.0%, for the three months ended March 31, 2013, compared to the same period in 2012. Overdraft service charges are the largest component of this category and comprised approximately 84% of the total deposit service charges for the three months ended March 31, 2013. Total overdraft fees decreased by $58,000, or 22.0%, for the three-month period ended March 31, 2013, compared to the same period in 2012. Management continues to experience changes in customer behavior related to past regulatory changes on overdrafts, with customers being more proactive in preventing overdrafts from occurring. Most of the other service charge areas remained stable from the first quarter of 2012 to the first quarter of 2013.

Other fees increased by $41,000, or 33.1%, for the three months ended March 31, 2013, compared to the same period in 2012. This is primarily due to an increase in loan-related fees. When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance. These amendments allow customers to obtain favorable terms without completely rewriting the loan. These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans. Loan amendment fees increased by $51,000 for the three months ended March 31, 2013. Letter of credit fees decreased by $10,000 for the three months ended March 31, 2013. Various other fee income categories increased or decreased slightly.

Commission income decreased $9,000, or 1.9%, for the three months ended March 31, 2013, compared to the same period in 2012. The largest component of commission income is from Debit MasterCard® commissions, which totaled $409,000 in the first quarter of 2013 compared to $420,000 in the first quarter of 2012, an $11,000, or 2.6% decrease. The amount of customer usage of cards at point of sale transactions determines the level of commission income received. After growing in double-digit percentages for many consecutive years, debit card usage slowed the past several years and reached a plateau in 2012. Increasing this commission income will be a challenge and will be predicated on the Bank expanding the customer base. The fee percentage that this commission is based on is under a great deal of regulatory focus and is likely to decrease in the future due to competitive pressures.

Another much smaller but still material component of commission income is MasterCard and Visa® commissions. These commissions decreased by $9,000, or 21.0%, compared to the same period in 2012. MasterCard and Visa commissions are the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers. This revenue had declined due to lower levels of business activity. Another component of commission income is income received from Banker’s Settlement Services for title insurance commissions. This income increased by $11,000, or 106.0%, for the three months ended March 31, 2013, compared to the same period in 2012.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

For the three months ended March 31, 2013, $938,000 of gains on securities transactions were recorded compared to $431,000 for the same period in 2012. Gains or losses on securities transactions fluctuate based on opportunities to reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses on this type of activity fluctuate based on current market prices and the volume of security sales. Due to favorable market conditions, with U.S. Treasury rates lower and bond prices higher, management had more opportunities to sell securities at favorable gains in the first quarter of 2013 compared to the same quarter of 2012.

Impairment losses on securities were $20,000 for the three months ended March 31, 2013, compared to $86,000 for the same period in 2012. Impairment losses occur when securities are written down to a lower value based on anticipated credit losses. The other than temporary impairment losses recorded in 2013 were related to one private collateralized mortgage obligation. The impairment losses recorded in 2012 were related to two private collateralized mortgage obligations. Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section, under Financial Condition, in this filing.

Gains on the sale of mortgages were $98,000 for the three-month period ended March 31, 2013, compared to $68,000 for the same period in 2012, a $30,000, or 44.1% increase. Secondary mortgage financing activity drives the gains on the sale of mortgages, and this activity increased in the first quarter of 2013 as refinancing activity was high due to the extremely low interest rate environment.

For the three months ended March 31, 2013, earnings on BOLI were $158,000, compared to $415,000 for the same period in 2012. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies, the actual annual return of the policies, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses. An additional $276,000 of BOLI income was recorded in the first quarter of 2012 related to death benefits received on a policy with no similar income in 2013.

The miscellaneous income category decreased $4,000, or 3.0%, for the three months ended March 31, 2013, compared to the same period in 2012. The mortgage servicing rights on the few remaining mortgages that were sold on the secondary market with servicing retained by the Corporation, were written off resulting in a decrease in income of $16,000 for the first quarter of 2013 compared to the first quarter of 2012. Conversely, miscellaneous income increased due to an increase in sales tax refunds of $21,000 for the quarter ended March 31, 2013, compared to the same quarter in 2012. A number of other miscellaneous income categories showed slight decreases making up the remaining variance.

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the three-month period ended March 31, 2013, compared to the same period in 2012.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012
	$	$	$	%

Salaries and employee benefits	3,168	3,227	(59)	(1.8)
Occupancy expenses	425	427	(2)	(0.5)
Equipment expenses	219	209	10	4.8
Advertising & marketing expenses	97	85	12	14.1
Computer software & data processing expenses	403	396	7	1.8
Bank shares tax	215	214	1	0.5
Professional services	282	280	2	0.7
Other operating expenses	567	594	(27)	(4.5)
Total Operating Expenses	5,376	5,432	(56)	(1.0)

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise between 55% and 60% of the Corporation’s total operating expenses. For the three months ended March 31, 2013, salaries and benefits decreased $59,000, or 1.8%, from the same period in 2012. Salaries decreased by $76,000, or 3.2%, and employee benefits increased by $17,000, or 1.9%, for the three months ended March 31, 2013, compared to the same period in 2012. Salary expense declined primarily because of the 2011 annual performance bonus that was recorded in the first quarter of 2012, with no amount recorded in the first quarter of 2013. The annual performance bonus for 2012 was recorded at the end of the calendar year and resulted in no additional salary expense in the first quarter of 2013.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Occupancy expenses decreased $2,000, or 0.5%, for the three months ended March 31, 2013, compared to the same period in 2012. Building repair and maintenance costs declined by $13,000 and miscellaneous occupancy costs decreased by $17,000, for the three months ended March 31, 2013, compared to the same period in 2012. Conversely, snow removal costs increased by $10,000, and landscaping costs increased by $5,000, for the quarter ended March 31, 2013, compared to the same quarter in 2012. Lease expense of $7,000 was also recorded in the first quarter of 2013 reflecting the initial payment due for the lease of the Leola branch, which is scheduled to open in the second quarter of 2013. Various other occupancy categories had minimal increases and decreases accounting for the remainder of the quarterly variance.

Equipment expenses increased $10,000, or 4.8%, for the three months ended March 31, 2013, compared to the same period in the prior year. This expense category includes equipment depreciation, repair and maintenance, and various other equipment-related expenses. Miscellaneous equipment expenses increased by $6,000, for the three-month period ended March 31, 2013, compared to the same period in the prior year. Equipment repair and maintenance costs decreased by $9,000, for the three months ended March 31, 2013, compared to the prior year. Other equipment expenses changed minimally resulting in the net increase compared to the prior year.

Advertising and marketing expenses increased by $12,000, or 14.1%, for the three months ended March 31, 2013, compared to the same period in the prior year. The expenses of this category support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies and fluctuations are normal.

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements. This expense category increased $7,000, or 1.8%, for the three months ended March 31, 2013, compared to the same period in 2012. Software-related expenses increased $3,000, or 1.7%, for the three months ended March 31, 2013, compared to the same period in 2012. STAR network fees were up $4,000, or 1.9%, for the three months ended March 31, 2013, compared to the same period in 2012. The STAR network fees are the fees paid to process all ATM and debit card transactions.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Bank shares tax expense increased $1,000, or 0.5%, for the three months ended March 31, 2013, compared to the same period in 2012. The shares tax is a calculation based on the Bank’s capital net of shares tax-exempt assets. The shares tax will generally increase as the Bank’s capital levels grow unless the Bank purchases more shares tax-exempt assets. Management continually weighs the benefits of holding more bank shares tax-exempt assets versus the costs in terms of the lower yield that these securities produce compared to other securities.

Professional services expense increased $2,000, or 0.7%, for the three months ended March 31, 2013, compared to the same period in 2012. These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services. Accounting and auditing fees decreased by $14,000, or 19.6%, for the three months ended March 31, 2013, compared to the same period in 2012, as the prior year reflected an adjustment for work performed in the first quarter of 2012. Payroll processing charges decreased by $8,000, or 53.3%, due to a change in payroll providers. Fees for administration of the pension and 401(K) plans increased $10,000 for the first quarter of 2013 compared to the first quarter of 2012. Other outside services expense increased $20,000, or 19.6%, for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to a commercial lending sales initiative implemented in 2013. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Other operating expenses are comprised of the remainder of the Corporation’s operating expenses. Some of the larger items included in this category are:

•	Postage
•	Director fees and expense
•	Travel expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses
•	Deposit account charge-offs and recoveries

Other operating expenses decreased by $27,000, or 4.5%, for the three months ended March 31, 2013, compared to the same period in 2012. Operating supplies expenses decreased by $17,000 and fraud-related charge-offs decreased by $13,000, compared to the same period in 2012. Several other expense categories had minimal increases and decreases making up the remainder of the variance.

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes. The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation has very limited taxable corporate net income activities. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is not subject to state corporate income tax, but does pay Pennsylvania Bank Shares Tax. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and BOLI income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate. The effective tax rate is calculated by dividing the Corporation’s provision for income tax by the pre-tax income for the applicable period.

For the three months ended March 31, 2013, the Corporation recorded tax expense of $392,000, compared to tax expense of $383,000 for the three months ended March 31, 2012. The effective tax rate for the Corporation was 16.3% for the three months ended March 31, 2013, compared to 14.9% for the same period in 2012. The primary cause for the lower effective tax rate in the first quarter of 2012 was due to the additional $276,000 of tax-free BOLI income from death benefits on a life insurance policy.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of March 31, 2013, the Corporation had $306.5 million of securities available for sale, which accounted for 38.4% of assets, compared to 38.2% as of December 31, 2012, and 36.5% as of March 31, 2012. Based on ending balances, the securities portfolio increased 9.3% from March 31, 2012, and 0.3% from December 31, 2012.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation’s equity holdings consist of two small CRA-qualified mutual funds with a book value of $4.9 million. The Corporation also has a small portfolio of bank stocks with a book value of $149,000. These equity holdings make up less than 2% of the Corporation’s securities available for sale. The one CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price, while the other CRA fund is an equity fund subject to fair value adjustment.

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

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending

	March 31, 2013		December 31, 2012		March 31, 2012
	$	%	$	%	$	%

U.S. government agencies	45,189	14.7	44,284	14.5	42,603	15.2
U.S. agency mortgage-backed securities	43,630	14.2	50,003	16.4	48,183	17.2
U.S. agency collateralized mortgage obligations	40,332	13.2	40,600	13.3	54,099	19.3
Private collateralized mortgage obligations	5,641	1.8	5,750	1.9	7,117	2.5
Corporate debt securities	56,618	18.5	49,649	16.2	36,114	12.9
Obligations of states and political subdivisions	109,970	35.9	110,403	36.1	88,276	31.5
Equity securities	5,088	1.7	4,945	1.6	3,950	1.4

Total securities	306,468	100.0	305,634	100.0	280,342	100.0

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The largest movements within the securities portfolio were shaped by market factors, such as:

•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	risk-based capital reasons
•	federal income tax considerations with regard to obligations of states and political subdivisions.

Since March of 2012, the most significant shift occurring in the Corporation’s securities portfolio was an increase in municipal and corporate bonds and a corresponding decrease in mortgage backed securities (MBS) and collateralized mortgage obligations (CMOs). Due to the low interest rate environment and government purchases of these securities, paydowns received on MBS and CMO bonds have increased and reinvestments have been made into the municipal and corporate segments of the portfolio in order to achieve higher yield and better instrument structure such as stronger prepayment and call protection. The more significant components of the securities portfolio along with a more detailed explanation of their changes are discussed below.

The increase in the Corporation’s U.S. government agencies sector occurred primarily to achieve the goal of holding a minimum of 15% of our total portfolio. As of March 31, 2013, U.S. agencies represented 14.7% of the fair market value of the portfolio. Management continues to invest in agencies when advantageous to maintain a minimum sector weighting, maintain adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as foundational to the portfolio.

The decrease in the Corporation’s U.S. agency MBS and CMO sectors since March 31, 2012, occurred due to fast prepayment speeds and a lack of good options to reinvest back into the MBS or CMO segments. Payments from the MBS and CMO portfolios have been primarily invested into the municipal and corporate segments in order to achieve more attractive yields and better structure. Management still desires to maintain a substantial amount of MBS and CMOs in order to assist in maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS, CMO, and PCMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS, CMOs, and PCMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. If interest rates were to increase, the opposite of this would occur. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS, CMO, and PCMO securities as a group is significant, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities.

As of March 31, 2013, the Corporation held corporate bonds with a total amortized cost of $54.9 million and fair market value of $56.6 million. Management increased its holdings in corporate securities to 18.5% of the portfolio, compared to 12.9% at March 31, 2012. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. In the continued prolonged period of historically low interest rates, the municipal bond sector has far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds and these instruments have experienced significant fair market value gains as interest rates have remained low. Expectations for interest rates to remain low for a longer period of time have led to additional fair market value gains on these bonds, since the unrealized gains are simply a reflection of above market yields to a point in time. Should interest rates increase or should there be an expectation for higher rates in the near future, the valuations of these instruments would decline rapidly. Municipal bonds as a percentage of the total investment portfolio have increased from 31.5% at March 31, 2012, to 35.9% at March 31, 2013.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The harsh economic and credit environment, that began in 2008 and continues, has caused the downgrading of many securities. This phenomenon has affected all segments of the Corporation’s portfolio not backed by the U.S. government, specifically PCMOs, corporate bonds, and municipal bonds. By policy, management is to identify and recommend whether to hold or sell securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase, or below investment grade. Management monitors the security ratings on a monthly basis and reviews quarterly with the Board of Directors. Management, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines or below investment grade based on the expectation of recovery of market value or improved performance. At this time management has elected, and the Board has approved holding securities that have fallen below initial policy guidelines or investment grade.

As of March 31, 2013, the Corporation held four PCMO securities with an amortized cost of $5.9 million, a reduction of $202,000 from the balance as of December 31, 2012. One of the four PCMO securities, with an amortized cost of $943,000, carried an A+ credit rating by at least one of the major credit rating services. The three remaining PCMOs, with an amortized cost of $5.0 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s. Management currently has no plans to sell these securities as management believes the current market values are not true indications of the value of the bonds based on cash flow analysis performed under severe stress testing. Management’s March 31, 2013 cash flow analysis did indicate a need to take additional impairment on one of the PCMO securities in the amount of $20,000. While first quarter 2013 impairment is up from no impairment recorded as of the quarter ended December 31, 2012, it is down from the $86,000 of quarterly impairment recorded as of March 31, 2012. Should any future analysis reflect the need for additional impairment, management would expect it to be diminished as projected loss numbers were increased and have now been provided for. Additionally, all of these securities continue to pay down in terms of monthly principal payments.

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

As of March 31, 2013, six of the fifty-one corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 99.5% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of March 31, 2013, all of the corporate bonds had at least one A3 or A- rating by one of the major credit rating services. As of March 31, 2013, there were seven corporate bonds with $6.5 million of par value that were carrying split ratings with one rating within policy limit and another rating below the initial policy purchase requirement but above investment grade. These securities are monitored on an ongoing basis to ensure these credits do not deteriorate further and remain at investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Since 2008, the municipal bond ratings have been adversely affected by downgrades on nearly all of the insurance companies backing municipal bond issues. Previous to the sharp decline in the health of the insurance companies in 2008, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection. Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A. As of March 31, 2013, approximately 3.2% of the Corporation’s municipal bonds carried an AAA rating. The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of March 31, 2013, one municipal bond with an amortized cost of $543,000 carried credit ratings under these levels. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Presently, despite the lower credit ratings on the one municipal security, management has the intent and the ability to hold this security to maturity and believes that full recovery of principal is probable.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment. In terms of credit risk and impairment, management views the Corporation’s one CRA fund with a $945,000 book value differently because it is an equity investment with no maturity date. Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date. As of March 31, 2013, this CRA fund was showing unrealized losses of $6,000, or a 0.6% price decline. The prices on this fund tend to lag behind decreases in U.S. Treasury rates. Management believes that the price declines are primarily rate driven, and temporary as opposed to permanent. The other $4 million CRA SBA fund is a variable rate fund with a stable dollar price that does not carry fair value risk. Corporate bonds and private collateralized mortgage obligations have the most potential credit risk out of the Corporation’s debt instruments. Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds and all private label securities. As of March 31, 2013, one of three private collateralized mortgage obligations held that previously had recorded impairment was determined to have additional impairment. This security was written down by $20,000 during the first quarter of 2013, which was the only impairment taken in 2013.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Loans

Net loans outstanding increased by 1.2%, to $407.0 million at March 31, 2013, from $402.1 million at March 31, 2012. Net loans increased minimally since December 31, 2012. The following table shows the composition of the loan portfolio as of March 31, 2013, December 31, 2012, and March 31, 2012.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	March 31,		December 31,		March 31,
	2013		2012		2012
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	92,066	22.2	91,943	22.2	91,937	22.4
Agriculture mortgages	90,324	21.8	85,501	20.6	72,591	17.7
Construction	14,577	3.5	16,435	4.0	17,404	4.2
Total commercial real estate	196,967	47.5	193,879	46.8	181,932	44.3

Consumer real estate (a)
1-4 family residential mortgages	123,192	29.8	126,686	30.6	137,307	33.4
Home equity loans	12,049	2.9	13,122	3.2	14,332	3.5
Home equity lines of credit	16,761	4.0	15,956	3.9	15,020	3.7
Total consumer real estate	152,002	36.7	155,764	37.7	166,659	40.6

Commercial and industrial
Commercial and industrial	28,552	6.9	27,503	6.6	27,061	6.6
Tax-free loans	18,646	4.5	17,991	4.3	19,327	4.7
Agriculture loans	14,352	3.5	15,204	3.7	12,299	3.0
Total commercial and industrial	61,550	14.9	60,698	14.6	58,687	14.3

Consumer	3,662	0.9	3,872	0.9	3,105	0.8

Total loans	414,181	100.0	414,213	100.0	410,383	100.0
Less:
Deferred loan fees (costs), net	(196)		(146)		30
Allowance for loan losses	7,357		7,516		8,208
Total net loans	407,020		406,843		402,145

(a)	Residential real estate loans do not include mortgage loans sold to Fannie Mae and serviced by ENB.
These loans totaled $5,244,000 as of March 31, 2013, $6,014,000 as of December 31, 2012,
and $8,679,000 as of March 31, 2012.

The composition of the loan portfolio has undergone relatively minor changes in recent years. The total of all categories of real estate loans comprises 84% of total loans. At $197.0 million, commercial real estate is the largest category of the loan portfolio, consisting of 47.5% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans increased from $181.9 million as of March 31, 2012, to $197.0 million as of March 31, 2013, a $15.1 million, or 8.3% increase.

The growth in commercial real estate loans has occurred in those secured by farmland. Agricultural mortgages increased from $72.6 million, or 39.9% of commercial real estate loans as of March 31, 2012, to $90.3 million, or 45.8% of commercial real estate loans as of March 31, 2013. Similarly, commercial construction loans decreased from $17.4 million, or 9.6% of commercial real estate loans as of March 31, 2012, to $14.6 million, or 7.4% of commercial real estate loans as of March 31, 2013. As construction projects are completed, some of the loans are converted from construction loans to permanent commercial mortgages.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The commercial mortgage segment of the commercial real estate category of loans has increased from March 31, 2012, to March 31, 2013. This area represented $91.9 million, or 50.5%, of commercial real estate loans as of March 31, 2012, and $92.1 million, or 46.7%, of commercial real estate loans as of March 31, 2013. Growth in this area over the past twelve months has slowed significantly since most businesses are unwilling to expand during uncertain economic conditions. Management believes the commercial real estate growth rate will remain low going forward and attributes this to a lag effect in terms of the economic conditions impacting Lancaster County. Locally, commercial loan growth continued during 2008 and 2009 while the national economic slowdown was occurring. That growth continued into the first part of 2010, but slowed as the year progressed and tapered off in 2011 and beyond. The long-term economic weakness is now having an effect on many commercial projects causing them to be placed on hold. Management also would expect that any rebound in the growth of commercial real estate would lag a recovery by the economy.

Residential real estate loans make up 36.7% of the total loan portfolio with balances of $152.0 million. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 81.0% of total residential real estate loans and 29.8% of total loans. Traditional 10 to 20-year personal mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio, varying between 20% and 24% of the loan portfolio over the past five years. The Corporation has experienced some slowdown in the residential mortgage area in the latter part of 2012 and the first quarter of 2013 as the secondary mortgage market rates became extremely competitive and more customers were opting for this alternative. Payoffs and paydowns of existing mortgages held by the Corporation were exceeding new mortgages issued resulting in a decline in portfolio mortgages through the first quarter of 2013. The Corporation has taken action to lower internal mortgage rates to be more competitive and expects mortgage balances may level off in the remainder of 2013. The Corporation’s personal residential mortgages declined to $123.2 million at March 31, 2013, a decrease of $14.1 million, or 10.3%, from balances as of March 31, 2012. The weaker economic conditions, including continued weakness in home prices and home building, have had some impact on demand for the 10 to 20-year mortgages held by the Corporation. The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage originated over 20 years. While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold on the secondary market. Therefore, to grow the Corporation’s residential real estate loans, a sufficient number of 10, 15, and 20-year residential mortgages must be originated to compensate for normal principal pay downs and still grow the portfolio.

Second mortgages and home equity loans, fixed or variable, make up the remainder of the Corporation’s residential real estate loans. Requests for fixed-rate home equity loans have slowed in the current environment, while home equity lines of credit, which float on the Prime rate, have increased. From March 31, 2012, to March 31, 2013, fixed rate home equity loans have decreased from $14.3 million to $12.0 million, a $2.3 million, or 16.1% decrease. Meanwhile, home equity lines of credit increased from $15.0 million to $16.8 million, a $1.8 million, or 12.0% increase. The net of these two trends is a $0.5 million reduction in total home equity loan balances. Consumers are borrowing less in total due to economic conditions and a general desire to pay off household debt, while at the same time seeking the lowest interest rate to borrow money against their home value. The trends of lower levels of home equity borrowing and more variable rate versus fixed rate financing is likely to continue until economic conditions and home valuations improve. Management does not anticipate any marked improvement in the economy through the remainder of 2013. While management does not anticipate any rate increase from the Federal Reserve in the near future, it is highly expected that when the Federal Reserve eventually acts to increase the overnight rate, and the Prime rate increases, the reaction will be that floating rate loans will become less attractive to borrowers who will act to protect themselves against further rate increases by converting to a fixed rate loan. Management anticipates slow growth in the residential real estate area throughout the remainder of 2013.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These loans are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The Corporation’s position as to these loans can be further strengthened by obtaining the personal guarantees of the owners. This is a preferred approach on commercial accounts as it allows the Corporation to pursue assets of the owner in addition to assets of the commercial entity. Management can also obtain additional collateral by securitizing the inventory of the business. This portfolio of loans in total showed an increase of $2.9 million, or 4.9%, from March 31, 2012, to March 31, 2013. As of March 31, 2013, this category of commercial loans was made up of $28.6 million of commercial and industrial loans, $18.6 million of tax-free loans, and $14.4 million of agriculture loans. In the case of the Corporation, all of the $18.6 million of tax-free loans are to local municipalities. These loans declined by $681,000, or 3.5%, from March 31, 2012, to March 31, 2013. Agriculture loans increased by $2.1 million, or 16.7%, from March 31, 2012, to March 31, 2013, while other non-real estate secured commercial and industrial purpose loans were up from $27.1 million as of March 31, 2012, to $28.6 million as of March 31, 2013.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The consumer loan portfolio increased from $3.1 million as of March 31, 2012, to $3.7 million as of March 31, 2013. Consumer loans made up 0.8% of total loans on March 31, 2012, and 0.9% of total loans on March 31, 2013. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. More recently, management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. In the current weak economy, customers delay purchasing new and used cars which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2013	2012	2012
	$	$	$

Nonaccrual loans	1,232	1,298	1,721
Loans past due 90 days or more and still accruing	159	314	152
Troubled debt restructurings	—	—	—
Total non-performing loans	1,391	1,612	1,873

Other real estate owned	264	264	132

Total non-performing assets	1,655	1,876	2,005

Non-performing assets to net loans	0.41%	0.46%	0.50%

The total balance of non-performing assets declined by $350,000, or 17.5%, from March 31, 2012, to March 31, 2013, and by $221,000, or 11.8%, from December 31, 2012, to March 31, 2013. There were no loans classified as a TDR as of March 31, 2013, December 31, 2012, or March 31, 2012. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the slightly improved but continued weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans has declined with the level of non-performing assets down significantly and the Corporation’s total exposure reduced. Additionally, the direction of the risk is viewed as declining from the higher levels experienced in prior years.

As of March 31, 2013, other real estate owned (OREO) is shown at the lower of cost or fair market value, net of anticipated selling costs, of $264,000. The balance consists of one residential property that was placed in OREO in the third quarter of 2012. As of March 31, 2012, there was one OREO property with a fair market value of $132,000.

Allowance for Loan Losses

The allowance for loan losses is established to cover any losses inherent in the loan portfolio. Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for loan losses. This calculation is based upon a systematic methodology for determining the allowance for loan losses in accordance with generally accepted accounting principles. The calculation includes estimates and is based upon losses inherent in the loan portfolio. The allowance calculation includes specific provisions for under-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses. Based on the quarterly loan loss calculation, management will adjust the allowance for loan losses through the provision as necessary. Changes to the allowance for loan losses during the year are primarily affected by five main factors:

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

•	Growth or decline of the loan portfolio
•	Levels of non-performing and delinquent loans
•	Charge off of loans considered not recoverable
•	Recovery of loans previously charged off
•	Provision for loan losses

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the three-month periods ended March 31, 2013, and March 31, 2012. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2013	2012
	$	$

Balance at January 1,	7,516	8,480
Loans charged off:
Real estate	78	—
Commercial and industrial	41	42
Consumer	6	5
Total charged off	125	47

Recoveries of loans previously charged off:
Real estate	—	—
Commercial and industrial	16	20
Consumer	—	5
Total recovered	16	25
Net loans charged off	109	22

Provision credited to operating expense	(50)	(250)

Balance at March 31,	7,357	8,208

Net charge-offs as a % of average total loans outstanding	0.03%	0.01%

Allowance at end of period as a % of total loans	1.78%	2.00%

Charge-offs for the three months ended March 31, 2013, were $125,000, compared to $47,000 for the same period in 2012. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. The consumer charge-offs were higher in the first quarter of 2013 compared to 2012, due to a single consumer real estate loan that was charged off for $78,000 in the first quarter of 2013. Commercial and industrial loan charge-offs for the first quarter of 2013 include one loan to a construction company that was charged off for $34,000.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. The composition of the Corporation’s loan portfolio has undergone only minor changes since March 31, 2012. Management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans. The financial industry typically evaluates the quality of loans on a scale with “unclassified” representing healthy loans, “special mention” being the first indication of credit concern, and several successive classified ratings indicating further credit declines of “substandard,” “doubtful,” and, ultimately, “loss.”

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s total classified loans were $22.6 million as of March 31, 2013, $21.9 million as of December 31, 2012, and $32.4 million as of March 31, 2012, net of specifically allocated allowance against these loans of $3,000, $110,000, and $117,000, respectively. The classified loans require larger provision amounts due to a higher potential risk of loss, so as the classified loan balances decline, the associated specific allowance applied to them declines, resulting in a lower required allowance. The allowance as a percentage of total loans was 1.78% as of March 31, 2013, 1.81% as of December 31, 2012, and 2.00% as of March 31, 2012. Management anticipates that the allowance percentage will remain fairly constant throughout the remainder of 2013.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation has historically experienced very low net charge-off percentages due to strong credit practices. Management continually monitors delinquencies, classified loans, and charge-off activity closely, and is not anticipating significant increases throughout the remainder of 2013. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $113,000, or 0.5%, to $21,041,000 as of March 31, 2013, from $21,154,000, as of March 31, 2012. As of March 31, 2013, $379,000 was classified as construction in process.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB). The Corporation’s $4,033,000 of regulatory stock holdings as of March 31, 2013, consisted of $3,845,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

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

Additionally, since the fourth quarter of 2010, the FHLB has announced several excess capital stock repurchases. This has caused the Corporation’s capital stock position to decline from $4,492,000 as of December 31, 2010, to $3,845,000 as of March 31, 2013. As of March 31, 2013, the Corporation had a small amount of excess capital stock that was repurchased on April 30, 2013. Any future excess capital stock repurchase would not impact the Corporation unless the amount of FHLB borrowings would decline and then cause an excess capital stock position. While the FHLB has not committed to regular repurchases of excess stock, a sustained quarterly pattern has developed and the Corporation does view these recent actions as a strong indicator that any excess capital stock will be repurchased in the future. Management will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock. Management has concluded that the Corporation’s investment in FHLB stock is not other-than-temporarily impaired, based on the improved financial results of FHLB and its demonstrated resumption of a quarterly dividend and regular repurchases of excess stock.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Deposits

The Corporation’s total ending deposits increased $5.7 million, or 0.9%, and $32.7 million, or 5.4%, from December 31, 2012, and March 31, 2012, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. During 2012 and through the first quarter of 2013, the economic concerns and poor performance of other types of investments led customers back to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed marginally since March 31, 2012, with a $15.0 million increase in non-interest bearing demand deposit accounts, an $11.7 million increase in NOW accounts, a $10.4 million increase in savings account balances, and a $6.3 million increase in money market balances. Partially offsetting these increases, time deposits decreased by $10.7 million.

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

The Deposits by Major Classification table, shown below, provides the balances of each category for March 31, 2013, December 31, 2012, and March 31, 2012.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2013	2012	2012
	$	$	$

Non-interest bearing demand	162,619	156,327	147,592
Interest bearing demand	9,089	8,650	5,728
NOW accounts	67,476	69,521	59,099
Money market deposit accounts	59,038	58,195	52,775
Savings accounts	117,762	114,067	107,342
Time deposits	218,772	222,254	227,610
Brokered time deposits	4,150	4,147	6,048
Total deposits	638,906	633,161	606,194

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

The Corporation has been a stable presence in the local area and offers convenient locations as well as competitive service fees and interest rates because of a strong commitment to the customers and the communities that it serves. Management has always priced products and services in a manner that makes them affordable for all customers. This in turn creates a high degree of customer loyalty and a stable deposit base. Additionally, as financial institutions have come under increased scrutiny from both regulators and customers, the Corporation has maintained an outstanding reputation. The Corporation’s deposit base increased as a result of customers seeking a longstanding, reliable institution as a partner to meet their financial needs.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of March 31, 2013, time deposit balances, excluding brokered deposits, had decreased $8.8 million, or 3.9%, and $3.5 million, or 1.6%, from March 31, 2012, and December 31, 2012, respectively. The Corporation has recently seen a shift in deposit trends as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in slower growth in time deposit balances and more significant growth in the core deposit areas.

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

Borrowings

Total borrowings were $68.0 million, $73.0 million, and $75.5 million as of March 31, 2013, December 31, 2012, and March 31, 2012, respectively. The Corporation was purchasing no short-term funds as of March 31, 2013, December 31, 2012, or March 31, 2012. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. The short-term funds are purchased through correspondent and member bank relationships as overnight borrowings.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $68.0 million, $73.0 million, and $75.5 million as of March 31, 2013, December 31, 2012, and March 31, 2012. The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers. The repurchase agreement portion of the long-term debt was $20.0 million at March 31, 2012, and declined to $15.0 million as of December 31, 2012, and March 31, 2013. FHLB advances were $55.5 million at March 31, 2012, $58.0 million at December 31, 2012, and declined to $53.0 million as of March 31, 2013. Both FHLB advances and repurchase agreements are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits. Over the course of the past twelve months, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances at significant rate savings. In the current interest rate environment, management has preferred to seek new long-term borrowings from FHLB rather than through repurchase agreements. In 2013, management has implemented a plan to reduce FHLB borrowings by selectively paying off the advances that mature in the year in order to utilize excess cash balances to reduce long-term debt. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of March 31, 2013, the Corporation was within this policy guideline at 6.6% of asset size with $53.0 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of March 31, 2013, the Corporation was within this policy guideline at 76.0% of capital with $68.0 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings within these policy guidelines throughout all of 2012 and through the first quarter of 2013.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $202.3 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of March 31, 2013	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	17.7%	8.0%	10.0%
Bank	17.6%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.4%	4.0%	6.0%
Bank	16.3%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.6%	4.0%	5.0%
Bank	10.6%	4.0%	5.0%

As of December 31, 2012
Total Capital to Risk-Weighted Assets
Consolidated	18.2%	8.0%	10.0%
Bank	18.1%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.9%	4.0%	6.0%
Bank	16.8%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.5%	4.0%	5.0%
Bank	10.4%	4.0%	5.0%

As of March 31, 2012
Total Capital to Risk-Weighted Assets
Consolidated	18.1%	8.0%	10.0%
Bank	17.9%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.8%	4.0%	6.0%
Bank	16.7%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.4%	4.0%	5.0%
Bank	10.3%	4.0%	5.0%

The Corporation’s dividends per share for the three months ended March 31, 2013, were $0.26 per share, compared to $0.25 per share for the same period of 2012. Dividends are paid from current earnings and available retained earnings. Management’s current capital plan calls for management to maintain tier I capital to average assets between 10.0% and 12.0%. The Corporation’s current tier I capital ratio is 10.6%. Management also desires a dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, management’s goal is to average a payout ratio within this range. For the first quarter of 2013, the payout ratio was 37.1%. Due to improved financial performance and increased capital levels, the Corporation increased the dividend amount to $0.26 per share in the first quarter of 2013.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of March 31, 2013, the Corporation showed unrealized gains, net of tax, of $5,345,000, compared to $6,663,000 as of December 31, 2012, and $4,255,000 as of March 31, 2012. These unrealized gains or losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized net gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which are shown as a reduction to income on the Corporation’s Consolidated Statements of Income. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Proposed Regulatory Capital Changes

In June 2012, the Federal Reserve Bank, the FDIC, and the OCC issued proposed rules that would revise bank regulatory capital requirements and the risk-weighted asset rules. These rules represent the most extensive changes to bank capital requirements in the recent past. The rules will extend large parts of a regulatory capital administration to all U.S. banks and their holding companies, other than the smallest bank holding companies (generally, those with under $500 million in consolidated assets). The comment period ended in October 2012 and provisions of the new rules could have begun as early as January 2013, although a multi-year phase-in is included in the proposed rules. Implementation of the proposed rules was deferred by U.S. Regulators in November 2012. Below is a summary:

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

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2013.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

March 31,
2013
$
Commitments to extend credit:
Revolving home equity	26,442
Construction loans	18,533
Real estate loans	9,173
Business loans	60,646
Consumer loans	1,791
Other	3,334
Standby letters of credit	7,299

Total	127,218

Jumpstart Our Business Startups Act

In April 2012, President Obama signed the Jumpstart Our Business Startups Act (the “JOBS Act”) into law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Deposit Insurance

Dodd-Frank permanently increased the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor. Additionally, on February 7, 2011, the Board of Directors of the FDIC approved a final rule based on the Dodd-Frank Act that revises the assessment base from one based on domestic deposits to one based on assets. This change, which was effective in April 2011, saved the Corporation a significant amount of FDIC insurance premiums.

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

Limits on Interchange Fees

Dodd-Frank amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Consumer Financial Protection Bureau

Dodd-Frank created the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy Provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive, or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

As noted in the discussion on deposits, customers have historically provided the Corporation with a reliable and steadily increasing source of funds liquidity. The Corporation also has in place relationships with other banking institutions for the purpose of buying and selling Federal funds. The lines of credit with these institutions provide immediate sources of additional liquidity. The Corporation currently has unsecured lines of credit totaling $32 million. This does not include amounts available from member banks such as the Federal Reserve Discount Window or the FHLB of Pittsburgh.

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The Corporation was within internal gap guidelines for all ratios as of March 31, 2013. The gap ratios as of March 31, 2013, had increased with a one-year gap of 116% and a three-year gap of 113%. The primary reason for the increase in gap ratios can be attributed to higher cash levels, faster principal payments on securities, purchasing securities with shorter durations, and a lengthening of the Corporation’s liabilities. Management has been maintaining higher levels of cash and cash equivalents since 2011 to assist in offsetting the Corporation’s relatively long securities portfolio. The strategy of maintaining higher cash levels to improve gap ratios and act as an immediate hedge against liquidity risk and interest rate risk is expected to continue until the securities portfolio is materially shorter in duration.

Given the likelihood that short term interest rates will not increase in 2013, management’s current position is to maintain maturity gap percentages within guidelines but not necessarily increase them in 2013. The risk in maintaining high gap percentages is that, should interest rates not rise, maturing assets will reprice at lower rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which negatively impacts the Corporation’s interest income and margin. The risk of liabilities repricing at higher interest rates is very low in the present environment as most maturing deposits are repricing to a lower interest rate. Therefore, higher levels of liabilities repricing would currently benefit the Corporation. Given the limited desirable rates available to the deposit customer, management also does not perceive significant risk that deposits maturing in the shorter time frames will leave the Corporation. It is likely that, should market interest rates rise in 2013, customer behavior patterns will change and deposits will be more rate sensitive with a greater portion potentially leaving the Corporation. The performance of the equity markets also has a bearing on how much of the current deposits will remain at the Corporation. For the past several years, deposit customers have been reluctant to redeploy funds presently at banks into the equity market. They have been negatively impacted by multiple declines in the equity markets. It remains to be seen whether further equity market improvements will materially change customer behavior.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

Management expects that the gap ratios will remain within the established guidelines throughout the remainder of 2013.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of March 31, 2013, the Corporation was within guidelines for all of the above measurements. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management has been carrying an average of $15 million or more of readily available cash on hand and approximately $30 to $35 million of cash and cash equivalents on a daily basis throughout the first quarter of 2013, and expects this will continue in the near future. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

Interest Rate Risk

Interest rate risk is measured using two analytical tools:

•	Changes in net interest income
•	Changes in net portfolio value

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of March 31, 2013. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run expected growth scenarios through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

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

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation that would be experienced over one year, assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk. The analysis of changes in net interest income due to changes in interest rates is commonly referred to as interest rate sensitivity. The Corporation’s gap ratios indicate a slightly asset sensitive balance sheet with more cumulative assets maturing versus liabilities maturing. As a result, as interest rates go up, the Corporation can immediately achieve higher interest earnings on interest-earning assets and has the ability to limit the amount of increase in interest-bearing liabilities based on the timing of deposit rate changes. This results in an increase in net interest income in the up-rate scenarios, but a decline in net interest income in the down-rate scenarios.

The first quarter 2013 analysis projects net interest income expected in the seven rate scenarios on a one-year time horizon. As of March 31, 2013, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios show a positive impact to net interest income. In the unique current rate environment, the amount of the Corporation’s assets repricing higher will be fairly large due to the amount of variable rate loans that will reprice immediately when Prime increases. On the liability side, if rates increase, it is typical for management to react slowly in increasing deposit rates. The changes in net interest income in the up-rate scenarios did decrease significantly since December 31, 2012, representing management’s view that deposit rates will need to be moved up competitively because of the very low starting point and the amount of time rates have been at these historic lows. This is based on management’s analysis of the reaction of the Corporation’s deposits in previous rates-up cycles, adjusted for increased competitive pressures. This change in assumptions resulted in a more conservative estimate of the increase in net interest income over the course of one year. It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario. However, even in the highly unlikely down-rate scenarios, the Corporation’s exposure to declining net interest income is still within policy guidelines.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Management’s primary concern in this current rate environment is with higher interest rate scenarios; therefore, they are reviewed with more scrutiny. For the rates-up 100 basis point scenario, net interest income increased by 1.1% compared to the rates unchanged scenario. This minimal increase reflects the fact that some loans are priced at floor rates of 4.00% currently and would not be able to immediately reprice by the full amount of the rate movement. However, in the remaining rates-up scenarios, the net interest income increases by more substantial amounts reflecting the full repriceabilty of the Corporation’s interest-earning assets. For the rates-up 200, 300, and 400 basis point scenarios, net interest income increased by 3.4%, 7.5%, and 12.8%, respectively, compared to the rates unchanged scenario. The positive impact of significantly higher rates is primarily due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the Corporation’s relatively high interest earning cash balances and that component of the loans and securities portfolios that reprice in less than one year. This more than offsets the increase in interest expense caused by repricing deposits and borrowings, where they are only repricing by a fraction of the rate change. The more aggressive rates-up scenarios also benefit from known historical experience of deposit rate increases lagging and slowing in the pace of the increase as interest rates continue to rise. This in essence allows management the ability to neutralize the impact of higher rates by controlling the large amount of liabilities that are repricing. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly during the remainder of 2013.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of March 31, 2013, the Corporation was within guidelines for all scenarios with the rates up exposures showing significantly less volatility than the December 31, 2012 measurements. The decrease in fair value exposure can be attributed to a change in the valuation of interest-bearing core deposit accounts. The value of non-interest bearing deposit accounts has always been highly favorable in a rising rate environment as these balances are more valuable as interest rates rise. In the first quarter of 2013, the asset liability model settings were changed for the Corporation’s interest-bearing core deposit accounts to reflect their true value more accurately as rates rise based on assumptions regarding the proportionality of their rates changing in relation to the change in the Prime rate.

The results as of March 31, 2013, indicate that the Corporation’s net portfolio value would experience slight valuation gains of 3.8% and 2.7% in the rates-up 100 and 200 basis point scenarios, respectively, and slight valuation losses of 1.4% and 8.1% in the rates-up 300 and 400 basis point scenarios, respectively. A valuation gain indicates that the value of the Corporation’s assets is declining at a slower pace than the decrease in the value of the Corporation’s liabilities. The valuation losses represented in the higher rates-up scenarios are indicative of the Corporation’s longer-term assets like residential mortgages and municipal securities showing significant declines in value as interest rates increase further. In the rates-up 100 and 200 basis point scenarios, these declines are more than compensated for by the decline in the Corporation’s deposit accounts, assisted primarily by the large balance of very valuable non-interest bearing demand deposits. It is not anticipated that these exposures to valuation changes will change materially during the remainder of 2013.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The weakness with the net portfolio value analysis is that it assumes liquidation of the Corporation rather than as a going concern. For that reason, it is considered a secondary measurement of interest rate risk to “Changes in Net Interest Income” discussed above.

Index ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2013, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index ENB FINANCIAL CORP

PART II – OTHER INFORMATION

March 31, 2013

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. Management has not identified any new risk factors since the December 31, 2012 Form 10-K filing.

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

ENB Financial Corp
(Registrant)

Dated: May 13, 2013	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
Chief Executive Officer and President

Dated: May 13, 2013	By:	/s/ Scott E. Lied
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

