Form 10-Q
period 2013-06-30
ENB Financial Corp
filed 2013-08-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐              No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2013, the registrant had 2,851,698 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

June 30, 2013

2

Index

ENB FINANCIAL CORP

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,	June 30,
	2013	2012	2012
	$	$	$
ASSETS
Cash and due from banks	13,492	14,035	10,245
Interest-bearing deposits in other banks	28,144	21,625	25,115

Total cash and cash equivalents	41,636	35,660	35,360

Securities available for sale (at fair value)	305,442	305,634	294,146

Loans held for sale	280	768	186

Loans (net of unearned income)	418,545	414,359	402,350

Less: Allowance for loan losses	7,273	7,516	7,877

Net loans	411,272	406,843	394,473

Premises and equipment	21,527	20,862	21,247

Regulatory stock	3,853	4,148	4,168

Bank owned life insurance	19,552	19,216	18,844

Other assets	8,786	6,055	8,208

Total assets	812,348	799,186	776,632

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	168,967	156,327	146,036
Interest-bearing	481,741	476,834	468,593

Total deposits	650,708	633,161	614,629

Long-term debt	68,000	73,000	73,000
Accounts payable for security purchases not yet settled	6,859	—	—
Other liabilities	2,682	3,510	2,851

Total liabilities	728,249	709,671	690,480

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,851,472
(Issued 2,869,557 and Outstanding 2,851,952 as of 12-31-12)
(Issued 2,869,557 and Outstanding 2,855,933 as of 6-30-12)	574	574	574
Capital surplus	4,337	4,320	4,304
Retained earnings	80,767	78,421	76,365
Accumulated other comprehensive income (loss), net of tax	(1,083)	6,663	5,242
Less: Treasury stock cost on 18,085 shares (17,605 shares
as of 12-31-12 and 13,624 shares as of 6-30-12)	(496)	(463)	(333)

Total stockholders' equity	84,099	89,515	86,152

Total liabilities and stockholders' equity	812,348	799,186	776,632

See Notes to the Unaudited Consolidated Interim Financial Statements 3

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	4,702	5,071	9,458	10,261
Interest on securities available for sale
Taxable	903	1,159	1,782	2,359
Tax-exempt	956	892	1,927	1,787
Interest on deposits at other banks	20	20	38	36
Dividend income	28	26	57	55

Total interest and dividend income	6,609	7,168	13,262	14,498

Interest expense:
Interest on deposits	891	1,082	1,798	2,210
Interest on long-term debt	457	543	980	1,156

Total interest expense	1,348	1,625	2,778	3,366

Net interest income	5,261	5,543	10,484	11,132

Credit for loan losses	(100)	(350)	(150)	(600)

Net interest income after credit for loan losses	5,361	5,893	10,634	11,732

Other income:
Trust and investment services income	290	270	610	568
Service fees	427	437	839	866
Commissions	507	486	976	964
Gains on securities transactions, net	741	230	1,679	661
Impairment losses on securities:
Impairment gains (losses) on investment securities	—	—	39	(55)
Non-credit related gains on securities not expected
to be sold in other comprehensive income before tax	(93)	—	(152)	(31)
Net impairment losses on investment securities	(93)	—	(113)	(86)
Gains on sale of mortgages	90	63	188	131
Earnings on bank owned life insurance	160	183	318	598
Other income	107	64	235	196

Total other income	2,229	1,733	4,732	3,898

Operating expenses:
Salaries and employee benefits	3,184	3,079	6,352	6,306
Occupancy	416	414	841	841
Equipment	249	227	468	436
Advertising & marketing	141	134	239	220
Computer software & data processing	404	402	807	798
Shares tax	215	202	429	416
Professional services	346	308	628	588
Other expense	521	496	1,088	1,089
Total operating expenses	5,476	5,262	10,852	10,694

Income before income taxes	2,114	2,364	4,514	4,936

Provision for federal income taxes	292	393	684	776

Net income	1,822	1,971	3,830	4,160

Earnings per share of common stock	0.64	0.69	1.34	1.46

Cash dividends paid per share	0.26	0.25	0.52	0.50

Weighted average shares outstanding	2,852,534	2,856,060	2,851,948	2,855,976

See Notes to the Unaudited Consolidated Interim Financial Statements 4

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
	$	$	$	$

Net income	1,822	1,971	3,830	4,160

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):

Other-than-temporarily impaired securities available for sale:

Gains (losses) arising during the period	—	—	39	31
Income tax effect	—	—	(13)	(11)
	—	—	26	20

Losses recognized in earnings	93	—	113	86
Income tax effect	(32)	—	(39)	(29)
	61	—	74	57
Unrealized holding gains on other-than-temporarily impaired
securities available for sale, net of tax	61	—	100	77

Securities available for sale not other-than-temporarily impaired:

Gains (losses) arising during the period	(9,091)	1,727	(10,209)	2,091
Income tax effect	3,091	(587)	3,471	(711)
	(6,000)	1,140	(6,738)	1,380

Gains recognized in earnings	(741)	(230)	(1,679)	(661)
Income tax effect	252	78	571	225
	(489)	(152)	(1,108)	(436)
Unrealized holding gains (losses) on securities available for sale
not other-than-temporarily impaired, net of tax	(6,489)	988	(7,846)	944

Other comprehensive income (loss), net of tax	(6,428)	988	(7,746)	1,021

Comprehensive Income (Loss)	(4,606)	2,959	(3,916)	5,181

See Notes to the Unaudited Consolidated Interim Financial Statements 5

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2013	2012
	$	$
Cash flows from operating activities:
Net income	3,830	4,160
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Net amortization of securities premiums and discounts and loan fees	2,112	1,599
Increase in interest receivable	(217)	(182)
Decrease in interest payable	(58)	(149)
Credit for loan losses	(150)	(600)
Gains on securities transactions, net	(1,679)	(661)
Impairment losses on securities	113	86
Gains on sale of mortgages	(188)	(131)
Loans originated for sale	(9,134)	(6,730)
Proceeds from sales of loans	9,810	8,601
Earnings on bank-owned life insurance	(318)	(598)
Depreciation of premises and equipment and amortization of software	657	668
Deferred income tax	(148)	296
Decrease in prepaid federal deposit insurance	936	157
Decrease in accounts payable for securities purchased not yet settled	—	(6,964)
Other assets and other liabilities, net	(95)	(1,905)
Net cash provided by (used for) operating activities	5,471	(2,353)

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	30,906	43,839
Proceeds from sales	35,174	22,904
Purchases	(71,300)	(76,357)
Purchase of other real estate owned	—	(112)
Purchase of regulatory bank stock	(230)	(20)
Redemptions of regulatory bank stock	525	—
Purchase of bank-owned life insurance	(18)	(2,520)
Proceeds from bank-owned life insurance	—	826
Net (increase) decrease in loans	(4,313)	10,268
Purchases of premises and equipment	(1,246)	(437)
Purchase of computer software	(40)	(15)
Net cash used for investing activities	(10,542)	(1,624)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	20,034	6,895
Net (decrease) increase in time deposits	(2,487)	2,056
Proceeds from long-term debt	5,000	15,000
Repayments of long-term debt	(10,000)	(15,000)
Dividends paid	(1,484)	(1,427)
Treasury stock sold	238	208
Treasury stock purchased	(254)	(281)
Net cash provided by financing activities	11,047	7,451
Increase in cash and cash equivalents	5,976	3,474
Cash and cash equivalents at beginning of period	35,660	31,886
Cash and cash equivalents at end of period	41,636	35,360

Supplemental disclosures of cash flow information:
Interest paid	2,836	3,515
Income taxes paid	750	595

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned from loans	—	20
Securities purchased not yet settled	6,859	—
Fair value adjustments for securities available for sale	(11,736)	1,548

See Notes to the Unaudited Consolidated Interim Financial Statements 6

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

1.	Basis of Presentation

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the second quarter of 2013, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Securities Available for Sale

The amortized cost and fair value of securities held at June 30, 2013, and December 31, 2012, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
June 30, 2013
U.S. government agencies	43,440	858	(1,479)	42,819
U.S. agency mortgage-backed securities	48,981	252	(562)	48,671
U.S. agency collateralized mortgage obligations	34,524	179	(463)	34,240
Private collateralized mortgage obligations	5,579	114	(349)	5,344
Corporate bonds	60,208	1,022	(614)	60,616
Obligations of states and political subdivisions	109,209	2,473	(3,044)	108,638
Total debt securities	301,941	4,898	(6,511)	300,328
Marketable equity securities	5,142	7	(35)	5,114
Total securities available for sale	307,083	4,905	(6,546)	305,442

December 31, 2012
U.S. government agencies	42,374	1,971	(61)	44,284
U.S. agency mortgage-backed securities	49,173	931	(101)	50,003
U.S. agency collateralized mortgage obligations	40,612	206	(218)	40,600
Private collateralized mortgage obligations	6,123	59	(432)	5,750
Corporate bonds	48,179	1,517	(47)	49,649
Obligations of states and political subdivisions	104,133	6,531	(261)	110,403
Total debt securities	290,594	11,215	(1,120)	300,689
Marketable equity securities	4,945	—	—	4,945
Total securities available for sale	295,539	11,215	(1,120)	305,634

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at June 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	30,984	31,035
Due after one year through five years	105,199	105,383
Due after five years through ten years	99,591	97,064
Due after ten years	66,167	66,846
Total debt securities	301,941	300,328

Securities available for sale with a par value of $86,325,000 and $79,089,000 at June 30, 2013, and December 31, 2012, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $87,756,000 at June 30, 2013, and $84,585,000 at December 31, 2012.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF DEBT SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	$	$	$	$
Proceeds from sales	14,891	7,170	35,174	22,904
Gross realized gains	752	243	1,702	729
Gross realized losses	11	13	23	68

SUMMARY OF GAINS AND LOSSES ON DEBT SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	$	$	$	$
Gross realized gains	752	243	1,702	729

Gross realized losses	11	13	23	68
Impairment on securities	93	—	113	86
Total gross realized losses	104	13	136	154

Net gains on securities	648	230	1,566	575

The bottom portion of the above table shows the net gains on security transactions, including any impairment taken on securities held by the Corporation. The net gain or loss from security transactions is also reflected on the Corporation’s Consolidated Statements of Income and Consolidated Statements of Cash Flows.

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. As of June 30, 2013, three private collateralized mortgage obligations (PCMOs) were considered to be other-than-temporarily impaired, of which the cash flow analysis on two of these securities indicated a need to take additional impairment of $93,000 as of June 30, 2013. As of March 31, 2013, the cash flow analysis indicated a need to take impairment on the other security for $20,000 resulting in cumulative year-to-date impairment on the three bonds of $113,000. As of June 30, 2012, no impairment was needed on any of the Corporation’s securities; however, three PCMOs had experienced prior impairment. Analysis of these three securities as of June 30, 2012, based on the projected future cash flows, including prepayment speeds, delinquencies, foreclosures, and the severity of losses, did not indicate a need to take additional impairment. While there was no security impairment needed in the second quarter of 2012, in the first quarter of 2012, $86,000 of impairment was recorded on two PCMO securities considered to be other than temporarily impaired. Information pertaining to securities with gross unrealized losses at June 30, 2013, and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of June 30, 2013
U.S. government agencies	30,841	(1,479)	—	—	30,841	(1,479)
U.S. agency mortgage-backed securities	24,033	(507)	4,014	(55)	28,047	(562)
U.S. agency collateralized mortgage obligations	20,797	(456)	983	(7)	21,780	(463)
Private collateralized mortgage obligations	1,508	(48)	1,767	(301)	3,275	(349)
Corporate bonds	21,359	(612)	998	(2)	22,357	(614)
Obligations of states & political subdivisions	48,835	(2,974)	1,832	(70)	50,667	(3,044)

Total debt securities	147,373	(6,076)	9,594	(435)	156,967	(6,511)

Marketable equity securities	945	(35)	—	—	945	(35)

Total temporarily impaired securities	148,318	(6,111)	9,594	(435)	157,912	(6,546)

As of December 31, 2012
U.S. government agencies	11,947	(61)	—	—	11,947	(61)
U.S. agency mortgage-backed securities	11,876	(101)	—	—	11,876	(101)
U.S. agency collateralized mortgage obligations	22,235	(167)	3,230	(51)	25,465	(218)
Private collateralized mortgage obligations	—	—	4,714	(432)	4,714	(432)
Corporate bonds	2,985	(41)	994	(6)	3,979	(47)
Obligations of states & political subdivisions	16,616	(225)	1,997	(36)	18,613	(261)

Total debt securities	65,659	(595)	10,935	(525)	76,594	(1,120)

Marketable equity securities	—	—	—	—	—	—

Total temporarily impaired securities	65,659	(595)	10,935	(525)	76,594	(1,120)

In the debt security portfolio, there are 143 positions that were considered temporarily impaired at June 30, 2013. Three PCMOs which have had impairment recorded at some point in time are the only instruments considered other-than-temporarily impaired at June 30, 2013.

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

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

The impairment on the PCMOs is a result of a deterioration of expected cash flows on these securities due to higher projected credit losses than the amount of credit protection carried by these securities. Specifically, the foreclosure and severity rates have been running at levels where expected principal losses are in excess of the remaining credit protection on these instruments. The projected principal losses are based on prepayment speeds that are equal to or slower than the actual last twelve-month prepayment speeds the particular securities have experienced. Every quarter, management evaluates third-party reporting that shows projected principal losses based on various prepayment speed and severity rate scenarios. Based on the assumption that all loans over 60 days delinquent will default and at a severity rate equal to or above that previously experienced, and based on historical and expected prepayment speeds, management determined that it was appropriate to take additional impairment on two PCMOs in the second quarter of 2013.

The following tables reflect the amortized cost, market value, and unrealized loss as of June 30, 2013 and 2012, on the PCMO securities held which had impairment taken in each respective year. In 2013, there were three PCMOs that had impairment taken whereas in 2012 there were only two. The values shown are after the Corporation recorded year-to-date impairment charges of $113,000 through June 30, 2013, and $86,000 through June 30, 2012. The $113,000 and $86,000 are deemed to be credit losses and are the amounts that management expects the principal losses will be by the time these securities mature. The remaining $288,000 and $555,000 of unrealized losses, as of June 30, 2013, and June 30, 2012, respectively, are deemed to be market value losses that are considered temporary.

SECURITY IMPAIRMENT CHARGES

(DOLLARS IN THOUSANDS)

As of June 30, 2013
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	4,675	4,387	(288)	(113)

As of June 30, 2012
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	3,749	3,194	(555)	(86)

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held:

CREDIT LOSSES RECOGNIZED IN EARNINGS ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	$	$	$	$

Beginning balance	997	1,143	977	1,057

Credit losses on debt securities for which other-than-
temporary impairment has not been previously recognized	—	—	—	—

Additional credit losses on debt securities for which other-
than-temporary impairment was previously recognized	93	—	113	86

Sale of debt securities with previously recognized impairment	—	(166)	—	(166)

Ending balance	1,090	977	1,090	977

Recent market conditions throughout the financial sector have made the evaluation regarding the possible impairment of PCMOs difficult to fully determine given the volatility of their pricing, based not only on interest rate changes, but on collateral uncertainty as well. The Corporation’s mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) holdings are backed by the U.S. government, and therefore, experience significantly less volatility and uncertainty than the PCMO securities. The Corporation has not experienced any impairment on U.S. government MBS or CMO securities and does not expect impairment in the future on these instruments. The Corporation’s PCMO holdings make up a small minority of the total MBS, CMO, and PCMO securities held. As of June 30, 2013, on an amortized cost basis, PCMOs accounted for 6.3% of the Corporation’s total MBS, CMO, and PCMO holdings, compared to 6.4% as of December 31, 2012. As of June 30, 2013, four PCMOs were held with one of the four rated A+ by S&P. The remaining three securities were rated below investment grade. Impairment charges, as detailed above, were taken on three of these securities in the first half of 2013, and on two of these securities in the first half of 2012.

Management conducts impairment analysis on a quarterly basis. The unrealized loss position of all of the Corporation’s PCMOs has improved since December 31, 2012. The PCMO net unrealized losses stood at $373,000 as of December 31, 2012, and improved to a $235,000 net unrealized loss as of June 30, 2013. Two of the four PCMOs are carrying unrealized gains based on current book values. Management has concluded that, as of June 30, 2013, the unrealized losses outlined in the Security Impairment Charges table above represent temporary declines. Management currently does not intend to sell these securities as a result of unrealized holding losses carried and impairment taken, and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity. While management does not intend to sell these securities related to their impairment, it is standard practice to sell of smaller MBS, CMO, and PCMO instruments once normal principal payments have reduced the size of the security to less than $1 million. This is done to reduce the administrative costs and improve the efficiency of the entire portfolio.

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements
3.	Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of June 30, 2013, and December 31, 2012.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	June 30,	December 31,
	2013	2012
	$	$
Commercial real estate
Commercial mortgages	94,218	91,943
Agriculture mortgages	98,052	85,501
Construction	9,530	16,435
Total commercial real estate	201,800	193,879

Consumer real estate (a)
1-4 family residential mortgages	121,607	126,686
Home equity loans	11,808	13,122
Home equity lines of credit	17,925	15,956
Total consumer real estate	151,340	155,764

Commercial and industrial
Commercial and industrial	26,156	27,503
Tax-free loans	21,228	17,991
Agriculture loans	14,151	15,204
Total commercial and industrial	61,535	60,698

Consumer	3,620	3,872

Gross loans prior to deferred fees	418,295	414,213
Less:
Deferred loan costs, net	(250)	(146)
Allowance for loan losses	7,273	7,516
Total net loans	411,272	406,843

(a)	Real estate loans serviced for Fannie Mae, which are not included in the Consolidated Balance Sheets, totaled $4,987,000 and $6,014,000 as of June 30, 2013, and December 31, 2012, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of June 30, 2013, and December 31, 2012. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

June 30, 2013	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	83,255	94,744	5,283	24,122	20,992	13,401	241,797
Special Mention	3,295	630	—	215	—	314	4,454
Substandard	7,668	2,678	4,247	1,819	236	436	17,084
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	94,218	98,052	9,530	26,156	21,228	14,151	263,335

December 31, 2012	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	83,376	82,103	13,145	25,182	17,752	14,379	235,937
Special Mention	798	622	—	355	—	81	1,856
Substandard	7,769	2,776	3,290	1,966	239	744	16,784
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	91,943	85,501	16,435	27,503	17,991	15,204	254,577

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of June 30, 2013, and December 31, 2012:

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

June 30, 2013	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	121,428	11,808	17,925	3,614	154,775
Non-performing	179	—	—	6	185

Total	121,607	11,808	17,925	3,620	154,960

December 31, 2012	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	126,187	12,983	15,956	3,872	158,998
Non-performing	499	139	—	—	638

Total	126,686	13,122	15,956	3,872	159,636

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of June 30, 2013 and December 31, 2012:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
June 30, 2013	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	213	—	213	94,005	94,218	—
Agriculture mortgages	73	—	—	73	97,979	98,052	—
Construction	—	—	—	—	9,530	9,530	—
Consumer real estate
1-4 family residential mortgages	1,104	133	179	1,416	120,191	121,607	179
Home equity loans	57	—	—	57	11,751	11,808	—
Home equity lines of credit	14	—	—	14	17,911	17,925	—
Commercial and industrial
Commercial and industrial	56	—	105	161	25,995	26,156	—
Tax-free loans	—	—	—	—	21,228	21,228	—
Agriculture loans	—	—	—	—	14,151	14,151	—
Consumer	16	—	6	22	3,598	3,620	6
Total	1,320	346	290	1,956	416,339	418,295	185

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2012	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	347	—	347	91,596	91,943	—
Agriculture mortgages	79	—	—	79	85,422	85,501	—
Construction	—	—	—	—	16,435	16,435	—
Consumer real estate
1-4 family residential mortgages	780	187	308	1,275	125,411	126,686	308
Home equity loans	98	36	—	134	12,988	13,122	—
Home equity lines of credit	14	—	—	14	15,942	15,956	—
Commercial and industrial
Commercial and industrial	179	—	8	187	27,316	27,503	6
Tax-free loans	—	—	—	—	17,991	17,991	—
Agriculture loans	74	—	—	74	15,130	15,204	—
Consumer	8	5	—	13	3,859	3,872	—
Total	1,232	575	316	2,123	412,090	414,213	314

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2013, and December 31, 2012:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	June 30,	December 31,
	2013	2012
	$	$

Commercial real estate
Commercial mortgages	820	915
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	172	191
Home equity loans	133	139
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	150	53
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,275	1,298

As of June 30, 2013 and December 31, 2012, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three and six months ended June 30, 2013 and June 30, 2012, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	$	$	$	$

Average recorded balance of impaired loans	2,843	3,325	2,866	3,394
Interest income recognized on impaired loans	28	27	56	56

Interest income on impaired loans would have increased by approximately $21,000 for the three months ended June 30, 2013, and $42,000 for the six months ended June 30, 2013, compared to $30,000 and $61,000 for the three and six months ended June 30, 2012, respectively, had these loans performed in accordance with their original terms.

During the six months ended June 30, 2013 and 2012, there were no loan modifications made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of June 30, 2013, and December 31, 2012:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	1,105	1,202	—	1,164	—
Agriculture mortgages	1,607	1,607	—	1,618	56
Construction	—	—	—	—	—
Total commercial real estate	2,712	2,809	—	2,782	56

Commercial and industrial
Commercial and industrial	45	45	—	49	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	45	45	—	49	—

Total with no related allowance	2,757	2,854	—	2,831	56

With an allowance recorded:
Commercial real estate
Commercial mortgages	20	20	2	20	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	20	20	2	20	—

Commercial and industrial
Commercial and industrial	105	105	11	15	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	105	105	11	15	—

Total with a related allowance	125	125	13	35	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,125	1,222	2	1,184	—
Agriculture mortgages	1,607	1,607	—	1,618	56
Construction	—	—	—	—	—
Total commercial real estate	2,732	2,829	2	2,802	56

Commercial and industrial
Commercial and industrial	150	150	11	64	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	150	150	11	64	—

Total	2,882	2,979	13	2,866	56

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	310	310	—	401	—
Agriculture mortgages	1,629	1,629	—	1,643	112
Construction	—	—	—	—	—
Total commercial real estate	1,939	1,939	—	2,044	112

Commercial and industrial
Commercial and industrial	53	93	—	129	20
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	53	93	—	129	20

Total with no related allowance	1,992	2,032	—	2,173	132

With an allowance recorded:
Commercial real estate
Commercial mortgages	935	1,032	110	1,030	3
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	935	1,032	110	1,030	3

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	935	1,032	110	1,030	3

Total by loan class:
Commercial real estate
Commercial mortgages	1,245	1,342	110	1,431	3
Agriculture mortgages	1,629	1,629	—	1,643	112
Construction	—	—	—	—	—
Total commercial real estate	2,874	2,971	110	3,074	115

Commercial and industrial
Commercial and industrial	53	93	—	129	20
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	53	93	—	129	20

Total	2,927	3,064	110	3,203	135

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2012	3,591	1,510	1,624	61	730	7,516

Charge-offs	—	(78)	(41)	(6)	—	(125)
Recoveries	—	—	16	—	—	16
Provision	(355)	48	281	7	(31)	(50	)(1)

Balance - March 31, 2013	3,236	1,480	1,880	62	699	7,357

Charge-offs	—	—	—	—	—	—
Recoveries	—	—	16	—	—	16
Provision	8	(22)	(107)	19	2	(100	)(1)

Ending Balance - June 30, 2013	3,244	1,458	1,789	81	701	7,273

(1)	The Corporation recognized a $50,000 credit provision in the first quarter of 2013, and a $100,000 credit provision in the quarter of 2013, for a total year-to-date credit provision of $150,000, as a result of lower levels of non-performing and delinquent loans, minimum charge-offs, and no material changes in gross loans.

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2011	3,441	1,424	2,825	61	729	8,480

Charge-offs	—	—	(42)	(5)	—	(47)
Recoveries	—	—	20	5	—	25
Provision	(371)	(103)	214	(6)	16	(250	)(1)

Balance - March 31, 2012	3,070	1,321	3,017	55	745	8,208

Charge-offs	—	—	(5)	(2)	—	(7)
Recoveries	—	—	23	3	—	26
Provision	41	96	(434)	4	(57)	(350	)(1)

Ending Balance - June 30, 2012	3,111	1,417	2,601	60	688	7,877

(1)	The Corporation recognized a $250,000 credit provision in the first quarter of 2012, and a $350,000 credit provision in the second quarter of 2012, for a total year-to-date credit provision of $600,000, as a result of lower levels of non-performing and delinquent loans, minimum charge-offs, and a decline in loan balances.

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of June 30, 2013 and December 31, 2012:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of June 30, 2013:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	2	—	11	—	—	13
Ending balance: collectively evaluated
for impairment	3,242	1,458	1,778	81	701	7,260

Loans receivable:
Ending balance	201,800	151,340	61,535	3,620		418,295
Ending balance: individually evaluated
for impairment	2,732	—	150	—		2,882
Ending balance: collectively evaluated
for impairment	199,068	151,340	61,385	3,620		415,413

As of December 31, 2012:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	110	—	—	—	—	110
Ending balance: collectively evaluated
for impairment	3,465	1,510	1,640	61	730	7,406

Loans receivable:
Ending balance	193,879	155,764	60,698	3,872		414,213
Ending balance: individually evaluated
for impairment	2,874	—	53	—		2,927
Ending balance: collectively evaluated
for impairment	191,005	155,764	60,645	3,872		411,286

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

4.	Fair Value Presentation

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of June 30, 2013, and December 31, 2012, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	June 30, 2013

	Level I	Level II	Level III	Total

U.S. government agencies	$—	$42,819	$—	$42,819
U.S. agency mortgage-backed securities	—	48,671	—	48,671
U.S. agency collateralized mortgage obligations	—	34,240	—	34,240
Private collateralized mortgage obligations	—	5,344	—	5,344
Corporate bonds	—	60,616	—	60,616
Obligations of states & political subdivisions	—	108,638	—	108,638
Marketable equity securities	5,114	—	—	5,114

Total securities	$5,114	$300,328	$—	$305,442

On June 30, 2013, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of June 30, 2013, the CRA fund investments had a $4,945,000 book value with a fair market value of $4,910,000 and the bank stocks had a book value of $197,000, and fair market value of $204,000.

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

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

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no level III securities as of June 30, 2013 or December 31, 2012.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2013 and December 31, 2012 by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	June 30, 2013
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$2,869	$2,869
OREO	—	—	264	264
Total	$—	$—	$3,133	$3,133

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:
Impaired Loans	$—	$—	$2,817	$2,817
OREO	—	—	264	264
Total	$—	$—	$3,081	$3,081

The Corporation had a total of $2,882,000 of impaired loans as of June 30, 2013, with $13,000 of specifically allocated allowance against these loans. The Corporation had a total of $2,927,000 of impaired loans as of December 31, 2012, with $110,000 of specifically allocated allowance against these loans. Impaired loans are valued based on a discounted present value of expected future cash flows.

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. The Corporation’s OREO balance consisted of one residential property that was classified as OREO as of June 30, 2013, and December 31, 2012. Management has estimated the current value of the OREO property at $264,000 utilizing level III pricing. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

	Fair Value	Valuation	Unobservable	Range
June 30, 2013:	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	$2,869	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
			expenses (2)

OREO	$264	Appraisal of	Liquidation	-2% to -10% (-6%)
		collateral (1),(3)	expenses (2)

December 31, 2012:

Impaired loans	$2,817	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
			expenses (2)

OREO	$264	Appraisal of	Liquidation	-2% to -10% (-6%)
		collateral (1),(3)	expenses (2)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

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

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Corporation's financial instruments at June 30, 2013 and December 31, 2012 are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	June 30, 2013
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	41,636	41,636	41,636	—	—
Securities available for sale	305,442	305,442	5,114	300,328	—
Regulatory stock	3,853	3,853	3,853	—	—
Loans held for sale	280	280	280	—	—
Loans, net of allowance	411,272	418,391	—	—	418,391
Bank owned life insurance	19,552	19,552	19,552	—	—
Accrued interest receivable	3,701	3,701	3,701	—	—

Financial Liabilities:
Demand deposits	168,967	168,967	168,967	—	—
Interest-bearing demand deposits	10,862	10,862	10,862	—	—
NOW accounts	66,931	66,931	66,931	—	—
Savings accounts	120,555	120,555	120,555	—	—
Money market deposit accounts	59,479	59,479	59,479	—	—
Time deposits	223,914	228,841	—	—	228,841
Total deposits	650,708	655,635	426,794	—	228,841

Long-term debt	68,000	70,314	—	—	70,314
Accrued interest payable	735	735	735	—	—

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

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

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of June 30, 2013, firm loan commitments were $17.2 million, unused lines of credit were $118.9 million, and open letters of credit were $8.1 million. The total of these commitments was $144.2 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

7.	Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale $
Balance at December 31, 2012	6,663
Other comprehensive income (loss) before reclassifications	(712)
Amount reclassified from accumulated other comprehensive income	(606)
Period change	(1,318)
Balance at March 31, 2013	5,345
Other comprehensive income (loss) before reclassifications	(6,000)
Amount reclassified from accumulated other comprehensive income	(428)
Period change	(6,428)
Balance at June 30, 2013	(1,083)

Balance at December 31, 2011	4,221
Other comprehensive income before reclassifications	261
Amount reclassified into accumulated other comprehensive income	(228)
Period change	33
Balance at March 31, 2012	4,254
Other comprehensive income before reclassifications	1,140
Amount reclassified into accumulated other comprehensive income	(152)
Period change	988
Balance at June 30, 2012	5,242

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income
	For the Three Months Ended		Affected Line Item
	June 30,		in the Statements of
	2013	2012	Income
Securities available-for-sale:
Net securities gains reclassified into earnings	$741	$230	Gains on securities transactions, net
Related income tax expense	(252)	(78)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	489	152

Net impairment losses reclassified into earnings	(93)	—	Impairment losses on securities
Related income tax expense	32	—	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	(61)	—
Total reclassifications for the period	$428	$152

(1)	Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income
	For the Six Months Ended		Affected Line Item
	June 30,		in the Statements of
	2013	2012	Income
Securities available-for-sale:
Net securities gains reclassified into earnings	$1,679	$661	Gains on securities transactions, net
Related income tax expense	(571)	(225)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	1,108	436

Net impairment losses reclassified into earnings	(113)	(86)	Impairment losses on securities
Related income tax expense	39	29	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	(74)	(57)
Total reclassifications for the period	$1,034	$379

(1)	Amounts in parentheses indicate debits.

Index ENB FINANCIAL CORP Notes to the Unudited Consolidated Interim Financial Statements

8.	Recently Issued Accounting Standards

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

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The objective of the amendments in this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). Examples of obligations within the scope of this Update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liabilities, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangements on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	Economic conditions
•	Monetary and interest rate policies of the Federal Reserve Board
•	Volatility of the securities markets
•	Effects of deteriorating economic conditions and the prolonged economic weakness, specifically the effect on loan customers to repay loans
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Changes in deposit flows, loan demand, or real estate and investment securities values
•	Changes in accounting principles, policies, or guidelines
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
•	The impact of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations issued thereunder
•	Possible impacts of the capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules.

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

Results of Operations

Overview

The Corporation recorded net income of $1,822,000 and $3,830,000 for the three and six-month periods ended June 30, 2013, a 7.6% and 7.9% decrease, from the $1,971,000 and $4,160,000 earned during the same periods in 2012. Earnings per share, basic and diluted, were $0.64 and $1.34 for the three and six months ended June 30, 2013, compared to $0.69 and $1.46 for the same periods in 2012.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s net interest income for the three and six months ended June 30, 2013, decreased from the same periods in 2012. Net interest income was $5,261,000 for the second quarter of 2013, compared to $5,543,000 for the same quarter of 2012, a 5.1% decrease. Year-to-date net interest income was $10,484,000 as of June 30, 2013, a 5.8% decrease, from the $11,132,000 earned in the first six months of 2012. The Corporation’s net interest margin was 3.13% for the second quarter of 2013, compared to 3.40% for the second quarter of 2012. The Corporation’s year-to-date net interest margin was 3.14% through June 30, 2013, compared to 3.43% for the same period in 2012.

The Corporation recorded a credit provision for loan losses of $100,000 for the second quarter of 2013, and $150,000 for the year-to-date period compared to a credit provision of $350,000 and $600,000 for the respective periods in 2012. Improvements in asset quality, as evidenced by lower levels of non-performing and delinquent loans, minimal charge-offs, and limited loan growth, allowed the Corporation to reverse a portion of the allowance for loan losses into earnings in 2012 and 2013, while still maintaining strong coverage ratios. In years prior to 2012, the provision expense was at an increased level to provide for high levels of classified loans. When classified loans first began to decline in the fourth quarter of 2011, the provision for loan losses was initially reduced. In 2012, with further declines in classified assets, along with low levels of non-performing and delinquent loans, and an overall decrease in outstanding loan balances, the quarterly allowance for loan loss calculation supported taking a credit provision. With the credit provisions in 2012 and the first half of 2013, the allowance for loan losses as a percentage of total loans declined to 1.74% as of June 30, 2013, compared to 1.96% as of June 30, 2012. More detail is provided in the Provision for Loan Losses section that follows and the Allowance for Loan Losses section under Financial Condition.

Other income, excluding the gain or loss on the sale of securities and impairment losses on securities, increased 5.2%, or $78,000, for the second quarter of 2013, compared to 2012. For the first six months of 2013, other income, excluding the gain or loss on the sale of securities and impairment losses on securities, decreased 4.7%, or $157,000, compared to the same period in 2012. Meanwhile, operational costs for the three months ended June 30, 2013, compared to the same period in 2012, increased at a pace of 4.1%, or $214,000. For the first six months of 2013, total operational costs increased by 1.5%, or $158,000, over the same period in 2012.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the three and six-month periods ended June 30, 2013, compared to the same periods in the prior year due to the decrease in the Corporation’s income.

Key Ratios	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Return on Average Assets	0.92%	1.03%	0.97%	1.09%
Return on Average Equity	8.26%	9.34%	8.63%	9.95%

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In the first six months of 2013, NII generated 68.9% of the Corporation’s gross revenue stream, which consists of net interest income and non-interest income, compared to 74.1% in the first six months of 2012. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $570,000 and $1,137,000 for the three and six months ended June 30, 2013, compared to $535,000 and $1,071,000 for the same periods in 2012.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	$	$	$	$
Total interest income	6,609	7,168	13,262	14,498
Total interest expense	1,348	1,625	2,778	3,366

Net interest income	5,261	5,543	10,484	11,132
Tax equivalent adjustment	570	535	1,137	1,071

Net interest income (fully taxable equivalent)	5,831	6,078	11,621	12,203

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect net interest income:

•	The rates charged on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, and the shape of the U.S. Treasury curve all affect net interest income, in addition to all of the economic, competitive, and regulatory factors previously listed.

The Federal funds rate, which is the overnight rate that financial institutions charge other financial institutions to buy or sell overnight funds, has been at 0.25% since December 15, 2008, and is expected to remain there into 2014. The Prime rate typically moves in tandem with the Federal funds rate and similarly has not moved from its historical low of 3.25% since December of 2008. In addition to the current interest rate cycle being the lowest in U.S. history, it has also remained at the bottom far longer than any other rate cycle. It will be five full years if overnight rates remain at 0.25% until December of 2013.

The fact that the Federal funds rate and the Prime rate have remained at these very low levels for well over four years has generally had offsetting positive and negative impacts to the Corporation’s NII, however the long term trend has been lower NII and margin. The decrease in the Federal funds rate has reduced the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense, while the decrease in the Prime rate has reduced the yield on the Corporation’s Prime-based loans. The Corporation’s fixed rate loans do not reprice as rates change; however, with the steep decline in interest rates and a prolonged period with lower market rates, more customers have refinanced into lower fixed rate loans or moved into Prime-based loans. Management has instituted floors on certain loan instruments and revised pricing standards to help slow the reduction of loan yield during this historically low-rate period. Most of those floors have gradually been removed as the historically low interest rate environment continued and competitive pressures grew in terms of retaining and attracting new loans. As a result, loan yields have fallen. Yields on the Corporation’s securities have also continued to fall during 2013. The pace of these declines has caused asset yields to decline more rapidly than cost of funds savings, causing declines in both NII and margin.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Short-term interest rates have remained very low over the past four years as a result of the economic recession and slow recovery. The very low overnight rates have helped to provide a minimal amount of positive slope on the treasury curve despite very low long-term rates from a historical standpoint. The positive slope has increased more recently with overnight rates close to 0.25% and the 10-year U.S. Treasury close to 2.60%. The positive slope of the yield curve has fluctuated many times in the past two years with the overnight rates remaining the same, with the 10-year U.S. Treasury varying between as high as 3.75% in 2011 and 2.39% in 2012, and as low as 1.72% in 2011, and 1.43% in 2012. As of June 30, 2013, the 10-year U.S. Treasury rate was 2.52%, which provided for 227 basis points of slope off the overnight rate of 0.25%. It was only at the end of June that the longer-term Treasury rates spiked as a result of comments made by the Federal Reserve. Prior to this time, the 10-year Treasury was close to 2.00%.

The recent strengthening in the slope of the yield curve should provide management with opportunities to invest excess liquidity in investments with more attractive yields than were available previously. However, the increase in rates also caused significant valuation declines in the Corporation’s securities. The impact of these declines was immediate and far-reaching. Beyond directly affecting capital, the lower valuations have already significantly impacted management’s asset liability strategies in terms of taking gains and repositioning the portfolio to prepare for higher interest rates. The impact to the Corporation’s capital is discussed later in the Stockholder’s Equity section under Financial Condition.

On the liability side of the balance sheet, the Corporation’s deposits and borrowings generally price off overnight funds and the shorter U.S. Treasury rates. The very low short-term rates permitted management to continue to reduce the overall cost of funds during 2012 and into 2013. Typically, deposits and borrowings are priced off the one-year to five-year U.S. Treasury rates. These rates have also remained very low allowing management to continue to reprice time deposits and borrowings to lower levels.

Although long-term Treasury rates increased significantly at the end of the second quarter, management currently anticipates that the overnight interest rate and Prime rate will remain at these historically low levels throughout 2013 because of the current economic conditions. It is also likely that the 10-year U.S. Treasury will continue to trade in a higher range than 2012, but still low based on historical standards. This will result in a positive slope in excess of the slope in 2012. This will allow management to continue to price the vast majority of liabilities off very low short-term rates, while pricing loans and investing in longer securities, which are based off the 5-year and 10-year U.S. Treasury rates that are above short-term rates. With more slope in the five and ten-year area of the yield curve, investment opportunities have improved and trends are more favorable now to stabilizing and eventually improving net interest margin. As long as short-term rates remain compressed and long-term rates remain more attractive than earlier in the year, liabilities can continue to be priced off the short end of the curve and investments and loans can be priced off the longer end of the curve.

The prolonged time period with a Prime rate of 3.25% has reduced the yield on the Corporation’s Prime-based loans, having a direct negative impact on the interest income for the Corporation. The Corporation’s fixed-rate loans do not reprice as rates change; however, with the historic decline in interest rates, more customers have moved into Prime-based loans or have refinanced into lower fixed-rate loans.

The Corporation’s margin was 3.13% for the second quarter of 2013, a 27 basis-point decrease from the 3.40% for the second quarter of 2012. For the year-to-date period, the Corporation’s margin was 3.14%, a 29 basis-point decline from the 3.43% for the six months ended June 30, 2012. Although it has become challenging to prevent margin declines, the Corporation has done well in consistently reducing its cost of funds in order to maintain a sufficient margin. As cost of funds savings become harder to achieve, the only way to stabilize and increase net interest margin is through increases in asset yield, which is now possible given the increase in mid and long-term Treasury rates.

For the second quarter of 2013, the Corporation’s NII on an FTE basis decreased by $247,000, or 4.1%, compared to the same period in 2012. For the six months ended June 30, 2013, the Corporation’s NII on an FTE basis decreased by $582,000, or 4.8%, compared to the six months ended June 30, 2012. As shown on the tables that follow, interest income, on an FTE basis for the quarter ending June 30, 2013, decreased by $524,000, or 6.8%, and interest expense decreased by $277,000, or 17.0%, compared to the same period in 2012. For the first six months of 2013, interest income and interest expense on an FTE basis decreased by $1,170,000, or 7.5%, and $588,000, or 17.5%, respectively, compared to the first six months of 2012.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The following table shows a more detailed analysis of net interest income on an FTE basis with all the major elements of the Corporation’s consolidated balance sheets, which consists of interest earning and non-interest earning assets, and interest bearing and non-interest bearing liabilities. Additionally, the analysis provides the net interest spread and the net yield on interest earning assets. The net interest spread is the difference between the yield on interest earning assets and the rate paid on interest bearing liabilities. A deficiency of the net interest spread is that it does not give credit for the non-interest bearing funds and capital used to fund a portion of the total interest earning assets. For this reason, management emphasizes the net yield on interest earning assets, also referred to as the net interest margin (NIM). The NIM is calculated by dividing net interest income on an FTE basis into total average interest earning assets. NIM is generally the benchmark used by analysts to measure how efficiently a bank generates net interest income. For example, a financial institution with a NIM of 3.50% would be able to use fewer interest-earning assets and still achieve the same level of net interest income as a financial institution with a NIM of 3.25%.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended June 30,
	2013			2012
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	21,603	19	0.36	21,698	20	0.37

Securities available for sale:
Taxable	195,709	927	1.89	193,179	1,182	2.45
Tax-exempt	107,225	1,429	5.33	87,845	1,333	6.07
Total securities (d)	302,934	2,356	3.11	281,024	2,515	3.58

Loans (a)	417,538	4,799	4.60	407,924	5,165	5.07

Regulatory stock	3,910	5	0.51	4,235	3	0.33

Total interest earning assets	745,985	7,179	3.85	714,881	7,703	4.31

Non-interest earning assets (d)	58,737			56,934

Total assets	804,722			771,815

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	137,233	64	0.19	118,261	70	0.24
Savings deposits	118,670	17	0.06	109,194	29	0.10
Time deposits	225,259	810	1.44	238,277	984	1.66
Borrowed funds	68,054	457	2.69	73,330	542	2.97
Total interest bearing liabilities	549,216	1,348	0.98	539,062	1,625	1.21

Non-interest bearing liabilities:

Demand deposits	162,431			144,515
Other	3,559			3,368

Total liabilities	715,206			686,945

Stockholders' equity	89,516			84,870

Total liabilities & stockholders' equity	804,722			771,815

Net interest income (FTE)		5,831			6,078

Net interest spread (b)			2.87			3.10
Effect of non-interest
bearing funds			0.26			0.30
Net yield on interest earning assets (c)			3.13			3.40

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $227,000 as of June 30, 2013, and net deferred loan fees of $27,000 as of June 30, 2012.  Such fees and costs recognized through income and included in the interest amounts totaled ($21,000) in 2013, and $4,000 in 2012.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Six Months Ended June 30,
	2013			2012
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	22,012	38	0.35	19,034	36	0.38

Securities available for sale:
Taxable	191,928	1,829	1.91	192,309	2,407	2.50
Tax-exempt	105,295	2,877	5.46	85,903	2,670	6.22
Total securities (d)	297,223	4,706	3.17	278,212	5,077	3.65

Loans (a)	416,041	9,644	4.64	409,958	10,449	5.11

Regulatory stock	4,043	11	0.54	4,286	7	0.33

Total interest earning assets	739,319	14,399	3.90	711,490	15,569	4.38

Non-interest earning assets (d)	58,730			56,513

Total assets	798,049			768,003

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	135,311	127	0.19	118,454	148	0.25
Savings deposits	116,851	34	0.06	106,370	56	0.11
Time deposits	224,690	1,637	1.47	236,507	2,006	1.71
Borrowed funds	69,722	980	2.83	76,462	1,156	3.05
Total interest bearing liabilities	546,574	2,778	1.02	537,793	3,366	1.26

Non-interest bearing liabilities:

Demand deposits	158,383			142,766
Other	3,616			3,363

Total liabilities	708,573			683,922

Stockholders' equity	89,476			84,081

Total liabilities & stockholders' equity	798,049			768,003

Net interest income (FTE)		11,621			12,203

Net interest spread (b)			2.88			3.12
Effect of non-interest
bearing funds			0.26			0.31
Net yield on interest earning assets (c)			3.14			3.43

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $200,000 as of June 30, 2013, and net deferred loan costs of $27,000 as of June 30, 2012.  Such fees and costs recognized through income and included in the interest amounts totaled ($34,000) in 2013, and $3,000 in 2012.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Earnings and yields on loans have been negatively impacted by the very low Prime rate of 3.25% and the increased volume in Prime-based loans. Previously in 2011, management was able to price the majority of new Prime-based loans with a Prime floor of 4.00%, which acted to limit the loss in yield as customers converted to variable rate Prime- based pricing. However, as the competitive forces continued to intensify and treasury rates further declined, management had to revert to pricing most commercial customers at the Prime rate by late 2011 and into 2012. The Prime rate is materially below typical fixed-rate business and commercial loans, which generally range between 3.50% and 6.00%, depending on term and credit risk. Management was able to price customers with higher levels of credit risk at Prime plus pricing but these rates were still generally below the fixed rate loan-pricing levels. While Prime-based loans will aid the Corporation when interest rates rise, any increase in Prime-based loans will generally cause the Corporation’s average loan yield to decrease. There are times when sufficient growth in the loan portfolio can make up for decreases in yield and provide a higher overall interest income on loans. However, with the Prime rate at extremely low levels, even with Prime-plus loans being originated, the net impact is generally a reduction of loan yield. This occurs as more variable rate loan growth is occurring than fixed rate loan growth. Additionally, many consumers and businesses are taking the opportunity presented by the historically low Prime rate to borrow additional amounts on existing lines of credit not fully utilized.

Earnings and yields on the Corporation’s securities have also been negatively impacted by the historically low interest rates. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. The U.S. Treasury rates have remained at historically low levels since the Federal funds rate was reduced to 0.25% in December 2008. At the end of the second quarter, the increase in mid and long-term Treasury rates began to allow for reinvestment into the securities portfolio at slightly higher rates. However, due to the previously low rates, the Corporation’s taxable securities experienced a 56 basis-point reduction in yield for the three months ended June 30, 2013, and a 59 basis-point reduction in yield for the six months ended June 30, 2013, compared to the same periods in 2012, due to reinvesting into lower-yielding instruments. Tax-exempt security yields decreased by 74 basis points for the three months ended June 30, 2013, and 76 basis points for the six months ended June 30, 2013, compared to the same periods in 2012.

The average balance of the Corporation’s interest bearing liabilities increased during 2013 as a result of an increase in deposits that was partially offset by a decrease in borrowed funds. The average balance of time deposits declined in the first half of 2013 compared to 2012, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits. Interest expense on deposits declined by $192,000 for the three months ended June 30, 2013, and $412,000 for the six months ended June 30, 2013, compared to the same periods in 2012. Demand and savings deposits reprice in entirety whenever the offering rates are changed. This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels. Due to the size of rate decreases relative to the initial interest rate, the percentage decreases in the actual interest rates are very high. The annualized rate on interest bearing demand accounts decreased by 20.8% for the three-month period ended June 30, 2013, and 24.0% for the six-month period ended June 30, 2013, compared to the prior year’s periods. Importantly, while the percentage of rate decreases is large, the scope of further reductions in dollar amount of interest expense is very limited since rates cannot feasibly be reduced much lower. For the first six months of 2013, the average balances of interest bearing demand deposits increased by $16.9 million, or 14.2%, over the same period in 2012, while the average balance of savings accounts increased by $10.5 million, or 9.9%, over the same period in 2012. This increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2013 compared to 2012.

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During 2012 and through the second quarter of 2013, time deposit balances decreased. The decrease can be attributed to the lowest rates paid historically on time deposits, which has caused the differential between time deposit rates and rates on non-maturing deposits to be minimal. As a result, customers have elected to keep more of their funds in non-maturity deposits and fewer in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a lower cost and more balanced deposit funding position. The Corporation was able to reduce interest expense on time deposits by $174,000, or 17.7%, for the second quarter of 2013, compared to the same period in 2012, and $369,000, or 18.4%, for the six months ended June 30, 2013, compared to the same period in 2012. Average balances decreased by $13.0 million, or 5.5%, and $11.8 million, or 5.0%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. The annualized rate paid on time deposits decreased by 22 basis points for the three-month period and 24 basis points for the six-month period when comparing both years.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. In 2013, the Corporation used some excess cash to pay off long-term debt. No short-term advances were utilized in 2013, but average short-term advances of $2,129,000 were utilized in the first half of 2012. Average overnight fed funds borrowings of $51,000 and $179,000 are included in the total borrowings for the six months ended June 30, 2013, and June 30, 2012, respectively. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. The Corporation decreased average total borrowings by $5.3 million, or 7.2%, in the second quarter of 2013 compared to the same quarter in 2012, and $6.7 million, or 8.8%, for the six months ended June 30, 2013, compared to the same period in 2012. Interest expense was $85,000 or 15.7% lower for the three-month period and $176,000, or 15.2% lower for the six-month period when comparing 2013 to 2012.

The NIM was 3.13% for the second quarter of 2013, and 3.14% for the six months ended June 30, 2013, compared to 3.40% and 3.43% for the same periods in 2012. For the quarter ended June 30, 2013, the net interest spread decreased twenty-three basis points to 2.87%, from 3.10% for the same period in 2012. For the six-month period ended June 30, 2013, the net interest spread decreased twenty-four basis points to 2.88%, from 3.12% for the same period in 2012. The effect of non-interest bearing funds dropped four basis points for the three-month period and five basis points for the six-month period compared to the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities. For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio. The Corporation had a credit provision of $100,000 and $150,000 for the three and six months ended June 30, 2013, respectively, and a credit provision of $350,000 and $600,000 for the three and six months ended June 30, 2012, respectively. The analysis of the loan loss allowance takes into consideration, among other things, the following factors:

•	levels and trends in delinquencies, nonaccruals, and charge-offs,
•	trends within the loan portfolio,
•	changes in lending policies and procedures,
•	experience of lending personnel and management oversight,
•	national and local economic trends,
•	concentrations of credit,
•	external factors such as legal and regulatory requirements,
•	changes in the quality of loan review and board oversight,
•	changes in the value of underlying collateral.

Credit provisions were recorded in 2013 and 2012 due to the following factors:

•	Low levels of delinquent and non-performing loans
•	Lower levels of classified loans
•	Low charge-offs

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Prior to 2012, the annual provision expense was at increased levels to account for difficult economic conditions that had an impact on the financial health of the Corporation’s borrowers. Throughout 2012 and into 2013, because of the factors listed above, the allowance for loan loss calculation indicated a need to reduce the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans. Management closely tracks delinquent loans as a percentage of the loan portfolio. As of June 30, 2013, total delinquencies represented 0.75% of total loans, compared to 0.72% as of June 30, 2012. These ratios are extremely low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The prolonged economic downturn, including devaluation of residential and commercial real estate, has stressed these ratios, although valuations have recently shown improvements and levels of classified loans have continued to decline and are significantly lower than levels in 2010 and 2011. The delinquency and classified loan information is utilized in the quarterly allowance for loan loss (ALLL) calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. Generally, management will evaluate and adjust, if necessary, the provision expense each quarter based upon completion of the quarterly ALLL calculation. It is anticipated that the provision will reach a neutral level in 2013 where no charge or credit is necessary. Then future provision amounts will depend on the amount of loan growth achieved versus levels of delinquency, non-performing, and classified loans.

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

During 2012, several higher qualitative adjustments were made with the majority related to changes in the agriculture loan portfolio. In the first half of 2013, most of the changes made to the qualitative factors resulted in lower factors, which require less of an allowance. Factors related to dairy farming have improved reflecting the improved outlook for the industry in 2013. Additionally, the factor related to the experience, ability, and depth of lending personnel and management was lowered reflecting low turnover and added depth in personnel. Additionally, as a reflection of improved real estate values both locally and nationally, the factor related to the value of underlying collateral was reduced.

The net of all qualitative factor changes in 2013 has resulted in a lower required allowance for loan losses, assuming all other factors remained constant. The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses, based on the current environment. As a result of the general trend of lower qualitative factors through the first half of 2013, the allowance calculation supported a reduction in the allowance. The impact of lower levels of delinquencies, non-performing, and classified loans has also contributed to lower levels of allowance.

Management monitors the allowance as a percentage of total loans and has increased this percentage over time. Because of the credit provision recorded in 2012 and in the first half of 2013, this percentage has decreased slightly since December 31, 2012, but still remains very high compared to historical percentages. As of June 30, 2013, the allowance as a percentage of total loans was 1.74%, down from 1.81% at December 31, 2012, and 1.96% at June 30, 2012. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Other Income

Other income for the second quarter of 2013 was $2,229,000, an increase of $496,000, or 28.6%, compared to the $1,733,000 earned during the second quarter of 2012. For the year-to-date period ended June 30, 2013, other income totaled $4,732,000, an increase of $834,000, or 21.4%, compared to the same period in 2012. The following tables detail the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012
	$	$	$	%

Trust and investment services	290	270	20	7.4
Service charges on deposit accounts	271	301	(30)	(10.0)
Other service charges and fees	156	136	20	14.7
Commissions	507	486	21	4.3
Gains on securities transactions, net	741	230	511	222.2
Impairment losses on securities	(93)	—	(93)	—
Gains on sale of mortgages	90	63	27	42.9
Earnings on bank owned life insurance	160	183	(23)	(12.6)
Other miscellaneous income	107	64	43	67.2

Total other income	2,229	1,733	496	28.6

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012
	$	$	$	%

Trust and investment services	610	568	42	7.4
Service charges on deposit accounts	518	606	(88)	(14.5)
Other service charges and fees	321	260	61	23.5
Commissions	976	964	12	1.2
Gains on securities transactions, net	1,679	661	1,018	154.0
Impairment losses on securities	(113)	(86)	(27)	31.4
Gains on sale of mortgages	188	131	57	43.5
Earnings on bank owned life insurance	318	598	(280)	(46.8)
Other miscellaneous income	235	196	39	19.9

Total other income	4,732	3,898	834	21.4

Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. For the three months ended June 30, 2013, traditional trust services income increased $5,000, or 2.8%, from the same period in 2012, while income from alternative investment services increased by $15,000, or 16.1%. For the six months ended June 30, 2013, traditional trust services income decreased by $12,000, or 2.9%, while income from alternative investment services increased by $54,000, or 35.1%, compared to the same period in 2012. Traditional trust income will vary based upon valuation of assets under management and timing of fee assessments for these fiduciary services. New customer activity was responsible for the sharp increase in alternative investment income.

Service charges on deposit accounts decreased by $30,000, or 10.0%, for the three months ended June 30, 2013, and $88,000, or 14.5% for the six months ended June 30, 2013, compared to the same periods in 2012. Overdraft service charges are the largest component of this category and comprised approximately 84% of the total deposit service charges for the three and six months ended June 30, 2013. Total overdraft fees decreased by $33,000, or 12.6%, and $91,000, or 17.4%, for the three and six-month periods ended June 30, 2013, compared to the same periods in 2012. Management continues to experience changes in customer behavior related to past regulatory changes on overdrafts, with customers being more proactive in preventing overdrafts from occurring. Most of the other service charge areas remained stable from 2012 to 2013.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Other fees increased by $20,000, or 14.7%, and $61,000, or 23.5%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. This is primarily due to an increase in loan-related fees. When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance. These amendments allow customers to obtain favorable terms without completely rewriting the loan. These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans. Loan modification fees increased by $23,000 for the three months ended June 30, 2013, and $74,000 for the six months ended June 30, 2013, compared to the same periods in the prior year. Letter of credit fees decreased by $10,000 for the three months ended June 30, 2013, and $20,000 for the six months ended June 30, 2013. Various other fee income categories increased or decreased slightly.

Commission income increased $21,000, or 4.3%, and $12,000, or 1.2%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. The largest component of commission income is from Debit MasterCard® commissions, which increased by $6,000, or 1.4%, and decreased by $5,000, or 0.6%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. The amount of customer usage of cards at point of sale transactions determines the level of commission income received. After growing in double-digit percentages for many consecutive years, debit card usage slowed the past several years and reached a plateau in 2012. Increasing this commission income significantly will be a challenge and will be predicated on the Bank expanding the customer base.

Another much smaller but still material component of commission income is MasterCard and Visa® commissions. These commissions decreased by $6,000, or 13.4%, and $15,000, or 17.1%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. MasterCard and Visa commissions are the amount the Corporation earns on transactions processed through the MasterCard and Visa systems for business customers. This revenue had declined due to lower levels of business activity. Another component of commission income is income received from Banker’s Settlement Services for title insurance commissions. This income increased by $21,000 for the three months ended June 30, 2013, and $32,000 for the six months ended June 30, 2013, compared to the same periods in 2012.

For the three months ended June 30, 2013, $741,000 of gains on securities transactions excluding impairment were recorded compared to $230,000 for the same period in 2012. For the six months ended June 30, 2013, $1,679,000 of gains on securities transactions were recorded compared to $661,000 for the six months ended June 30, 2012. Gains or losses on securities transactions fluctuate based on opportunities to reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses on this type of activity fluctuate based on current market prices and the volume of security sales. Due to favorable market conditions, with U.S. Treasury rates lower and bond prices higher, management had more opportunities to sell securities at favorable gains in the first half of 2013 compared to 2012.

Impairment losses on securities were $93,000 for the three months ended June 30, 2013, with no corresponding impairment losses recorded in the second quarter of 2012. Impairment losses on securities were $113,000 for the six months ended June 30, 2013, compared to $86,000 for the same period in 2012. Impairment losses occur when securities are written down to a lower value based on anticipated credit losses. Impairment losses of $20,000 were recorded on one private collateralized mortgage obligation in the first quarter of 2013, and impairment losses of $93,000 were recorded on two private collateralized mortgage obligations in the second quarter of 2013, resulting in the year-to-date impairment of $113,000 on three private collateralized mortgage obligations (PCMOs). The impairment losses recorded in 2012 were related to two PCMOs. Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section, under Financial Condition, in this filing.

Gains on the sale of mortgages were $90,000 for the three-month period ended June 30, 2013, compared to $63,000 for the same period in 2012, a $27,000, or 42.9% increase. Similarly, for the six months ended June 30, 2013, gains on the sale of mortgages increased by $57,000, or 43.5%, compared to the same period in 2012. Secondary mortgage financing activity drives the gains on the sale of mortgages, and this activity increased in the first half of 2013 as refinancing activity was high due to the extremely low interest rate environment.

For the three months ended June 30, 2013, earnings on BOLI decreased by $23,000, or 12.6%, and for the six months ended June 30, 2013, earnings on BOLI decreased by $280,000, or 46.8%, compared to the same periods in 2012. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies, the actual annual return of the policies, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses. An additional $276,000 of BOLI income was recorded in the first quarter of 2012 related to death benefits received on a policy with no similar income in 2013.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The miscellaneous income category increased $43,000, or 67.2%, and $39,000, or 19.9%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. The provision for off balance sheet credit losses was reduced in the second quarter of 2013, resulting in $54,000 of income recorded in this category with no similar amount in 2012. This income was responsible for the quarter-to-date and year-to-date increase with the year-to-date increase partially offset by extra amortization on mortgage servicing rights. The mortgage servicing rights on the few remaining mortgages that were sold on the secondary market with servicing retained by the Corporation, were written off resulting in a decrease in income of $15,000 for the first half of 2013 compared to the first half of 2012. A number of other miscellaneous income categories showed slight decreases making up the remaining variance.

Operating Expenses

Operating expenses for the second quarter of 2013 were $5,476,000, an increase of $214,000, or 4.1%, compared to the $5,262,000 for the second quarter of 2012. For the year-to-date period ended June 30, 2013, operating expenses totaled $10,852,000, an increase of $158,000, or 1.5%, compared to the same period in 2012. The following tables provide details of the Corporation’s operating expenses for the three and six-month periods ended June 30, 2013, compared to the same periods in 2012.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012
	$	$	$	%

Salaries and employee benefits	3,184	3,079	105	3.4
Occupancy expenses	416	414	2	0.5
Equipment expenses	249	227	22	9.7
Advertising & marketing expenses	141	134	7	5.2
Computer software & data processing expenses	404	402	2	0.5
Bank shares tax	215	202	13	6.4
Professional services	346	308	38	12.3
Other operating expenses	521	496	25	5.0
Total Operating Expenses	5,476	5,262	214	4.1

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012
	$	$	$	%

Salaries and employee benefits	6,352	6,306	46	0.7
Occupancy expenses	841	841	—	—
Equipment expenses	468	436	32	7.3
Advertising & marketing expenses	239	220	19	8.6
Computer software & data processing expenses	807	798	9	1.1
Bank shares tax	429	416	13	3.1
Professional services	628	588	40	6.8
Other operating expenses	1,088	1,089	(1)	(0.1)
Total Operating Expenses	10,852	10,694	158	1.5

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise between 55% and 60% of the Corporation’s total operating expenses. For the three months ended June 30, 2013, salaries and benefits increased $105,000, or 3.4%, from the same period in 2012. For the six months ended June 30, 2013, salaries and benefits increased $46,000, or 0.7%, compared to the six months ended June 30, 2012. Salaries increased by $77,000, or 3.4%, and employee benefits increased by $28,000, or 3.6%, for the three months ended June 30, 2013, compared to the same period in 2012. For the six months ended June 30, 2013, salary expense only increased by $1,000, while employee benefits increased by $45,000, or 2.7%, compared to the six months ended June 30, 2012. Salary expense was nearly unchanged for the year-to-date period primarily because of the 2011 annual performance bonus that was recorded in the first quarter of 2012, with no amount recorded in the first quarter of 2013. The annual performance bonus for 2012 was recorded at the end of the calendar year and resulted in no additional salary expense in the first quarter of 2013. Outside of the performance bonus, salary expenses are growing primarily as a result of new staff costs for the Leola branch office.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance

Occupancy expenses increased $2,000, or 0.5%, for the three months ended June 30, 2013, compared to the same period in 2012, but remained the same for the six-month periods in both years. Building repair and maintenance costs declined by $15,000, or 36.5%, and $26,000, or 36.5%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. Lease expense and leasehold improvements depreciation expense of $9,000 and $15,000 was recorded for the three and six-month periods in 2013 related to the opening of the Leola branch office. For the six months ended June 30, 2013, snow removal costs increased by $12,000, or 196.4%, compared to the same period in 2012. Various other occupancy expense categories increased or decreased by smaller amounts making up the remainder of the variance.

Equipment expenses increased $22,000, or 9.7%, for the three months ended June 30, 2013, and $32,000, or 7.3%, for the six months ended June 30, 2013, compared to the same periods in the prior year. This expense category includes equipment depreciation, repair and maintenance, and various other equipment-related expenses. Equipment depreciation expenses increased by $18,000, or 13.4%, and $19,000, or 7.4%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. Miscellaneous equipment expenses increased by $10,000, for the three-month period and $16,000 for the six-month period ended June 30, 2013, compared to the same periods in the prior year. Equipment service contracts increased by $14,000, or 30.1%, and $16,000, or 17.1%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. Equipment repair and maintenance costs decreased by $16,000, or 48.0%, and $22,000, or 45.9%, for the three and six months ended June 30, 2013, compared to the prior year.

Advertising and marketing expenses increased by $7,000, or 5.2%, for the three months ended June 30, 2013, and $19,000, or 8.6%, for the six months ended June 30, 2013, compared to the same periods in the prior year. The expenses of this category support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies and fluctuations are normal.

The computer software and data processing expenses are comprised of STAR® network processing fees, software amortization, software purchases, and software maintenance agreements. This expense category increased $2,000, or 0.5%, and $9,000, or 1.1%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. Software-related expenses decreased $5,000, or 2.2%, and $1,000, or 0.3%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. STAR network fees were up $6,000, or 3.2%, and $10,000, or 2.6%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. The STAR network fees are the fees paid to process all ATM and debit card transactions.

Bank shares tax expense increased $13,000, or 6.4%, for the three months ended June 30, 2013, and $13,000, or 3.1%, for the six months ended June 30, 2013, compared to the same periods in 2012. The shares tax is a calculation based on the Bank’s capital net of shares tax-exempt assets. The shares tax will generally increase as the Bank’s capital levels grow unless the Bank purchases more shares tax-exempt assets. Management continually weighs the benefits of holding more bank shares tax-exempt assets versus the costs in terms of the lower yield that these securities produce compared to other securities.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Professional services expense increased $38,000, or 12.3%, and $40,000, or 6.8%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services. Accounting and auditing fees increased by $23,000, or 32.6%, and $9,000, or 6.5%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. The quarterly increase was due to adjusting the accrual to bring the year-to-date expense up to a reasonable level based on actual expected expenses for the accounting and audit area. Payroll processing charges decreased by $13,000, or 68.7%, and $21,000, or 61.8%, for the three and six months ended June 30, 2013, compared to the same periods in 2012, due to a change in payroll providers. Fees for administration of the pension and 401(K) plans increased $6,000 for the second quarter of 2013, and $16,000 for the six months ended June 30, 2013, compared to the same periods in 2012. Other outside services expense increased $15,000, or 13.7%, and $35,000, or 16.6%, for the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to a commercial lending sales initiative implemented in 2013. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Other operating expenses are comprised of the remainder of the Corporation’s operating expenses. Some of the larger items included in this category are:

•	Postage
•	Director fees and expense
•	Travel expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses
•	Deposit account charge-offs and recoveries

Other operating expenses increased by $25,000, or 5.0%, for the three months ended June 30, 2013, and decreased by $1,000, or 0.1%, for the six months ended June 30, 2013, compared to the same periods in 2012. Travel expenses increased by $28,000, or 100.2%, and $28,000, or 62.8%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. Loan expenses increased $25,000, or 160.9%, and $45,000, or 119.0%, for the three and six month periods in 2013 compared to 2012, largely due to loan fees waived as part of a home equity loan promotion in the first half of 2013. Fraud-related charge-offs decreased by $23,000, or 82.6%, and $36,000, or 69.6%, for the three and six months ended June 30, 2013, compared to the same periods in 2012. Director fees decreased by $11,000, or 15.3%, and $28,000, or 18.5%, for the three and six months ended June 30, 2013, compared to the same periods in the prior year, primarily as a result of the retirement of two directors in 2013. Several other expense categories had minimal increases and decreases making up the remainder of the variance.

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

For the three and six months ended June 30, 2013, the Corporation recorded tax expense of $292,000 and $684,000, compared to tax expense of $393,000 and $776,000 for the three and six months ended June 30, 2012. The effective tax rate for the Corporation was 13.8% for the three months ended June 30, 2013, compared to 16.6% for the same period in 2012. For the six months ended June 30, 2013, the effective tax rate for the Corporation was 15.2%, compared to 15.7% for the year-to-date period in 2012.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of June 30, 2013, the Corporation had $305.4 million of securities available for sale, which accounted for 37.6% of assets, compared to 38.2% as of December 31, 2012, and 37.9% as of June 30, 2012. Based on ending balances, the securities portfolio increased 3.8% from June 30, 2012, and decreased 0.1% from December 31, 2012.

The most significant event occurring by the end of the second quarter of 2013 was the sharp declines in the market valuation of the Corporation’s securities. These declines were a result of marked increases in mid-term and long-term interest rates that occurred on the heels of the Federal Reserve comments made on June 19, 2013. The Chairman of the Federal Reserve commented on the winding down of its $85 billion of bond purchases per month by later in 2013 and all together by mid-2014. This caused unsettling in the bond market with mid-term and longer term rates increasing rapidly. At the time of the remarks, the 10-year U.S. Treasury stood at a 2.20% yield. Within one week, the 10-year yield had risen to 2.60%. Since longer term interest rates were impacted the most, the Corporation’s longest securities, obligations of states and political subdivisions, saw the most declines. The table below summarizes the Corporation’s cost, unrealized gain or loss position, and fair value for each sector of the securities available for sale portfolio for the periods ending June 30, 2013, December 30, 2012, and June 30, 2012.

The amortized cost and fair value of securities held at June 30, 2013, December 31, 2012, and June 30, 2012 follow:

		Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
June 30, 2013	$	$	$

U.S. government agencies	43,440	(621)	42,819
U.S. agency mortgage-backed securities	48,981	(310)	48,671
U.S. agency collateralized mortgage obligations	34,524	(284)	34,240
Private collateralized mortgage obligations	5,579	(235)	5,344
Corporate bonds	60,208	408	60,616
Obligations of states and political subdivisions	109,209	(571)	108,638
Total debt securities	301,941	(1,613)	300,328
Marketable equity securities	5,142	(28)	5,114
Total securities available for sale	307,083	(1,641)	305,442

December 31, 2012
U.S. government agencies	42,374	1,910	44,284
U.S. agency mortgage-backed securities	49,173	830	50,003
U.S. agency collateralized mortgage obligations	40,612	(12)	40,600
Private collateralized mortgage obligations	6,123	(373)	5,750
Corporate bonds	48,179	1,470	49,649
Obligations of states and political subdivisions	104,133	6,270	110,403
Total debt securities	290,594	10,095	300,689
Marketable equity securities	4,945	—	4,945
Total securities available for sale	295,539	10,095	305,634

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
June 30, 2012
U.S. government agencies	36,589	1,888	38,477
U.S. agency mortgage-backed securities	56,143	1,004	57,147
U.S. agency collateralized mortgage obligations	48,981	128	49,109
Private collateralized mortgage obligations	6,594	(857)	5,737
Corporate bonds	42,479	260	42,739
Obligations of states and political subdivisions	91,418	5,569	96,987
Total debt securities	282,204	7,992	290,196
Marketable equity securities	4,000	(50)	3,950
Total securities available for sale	286,204	7,942	294,146

At the time of this filing it is unknown whether longer term interest rates will remain at these new higher levels, continue to increase, or decline after the recent run up in rates. While interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income security portfolio, there are also a number of other market factors that impact bond prices. Reduced demand for longer duration securities is having the largest impact to market pricing currently more than the absolute movement of interest rates. This can be demonstrated by looking back earlier in 2013 when the 10-year U.S. Treasury rate was at a similar level and unrealized gains on longer securities were much higher. Valuations will continue to be influenced by the timing of the reduction of longer term bond purchases by the Federal Reserve. Another important factor is the market’s projection of the timing of an increase in the overnight Federal funds rate. Even variations on the timing of this future event will impact the U.S. Treasury curve and the valuation of the Corporation’s securities.

Management has already taken steps to reduce the Corporation’s exposure to additional increases in interest rates and declines in the market valuation of the securities portfolio. These actions have included the sales of longer duration securities, primarily municipal bonds. Those actions are part of a broader asset liability plan to continually work to mitigate future interest rate risk and fair value risk to the Corporation. Part of that strategy is to retain higher levels of cash and cash equivalents to increase liquidity and provide an immediate hedge against higher interest rates and fair value risk. However, despite taking actions to mitigate the Corporation’s future risk, these risks are inherent to the banking model. Unrealized gains and losses on securities will vary significantly according to market forces. Management’s focus will continue to be on the long-term performance of these securities. While management has and will continue to take gains from the portfolio when opportunities exist, the broader securities strategy remains to buy and hold securities.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation’s equity holdings consist of two small CRA-qualified mutual funds with a book value of $4.9 million. The Corporation also has a small portfolio of bank stocks with a book value of $197,000. These equity holdings make up less than 2% of the Corporation’s securities available for sale. The one CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price, while the other CRA fund is an equity fund subject to fair value adjustment.

All securities, bonds, and equity holdings are evaluated for impairment on a quarterly basis. Should any impairment occur, management would write down the security to a fair market value in accordance with U.S. generally accepted accounting principles, with the amount of the write down recorded as a loss on securities.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Each quarter, management sets portfolio allocation guidelines and adjusts the security portfolio strategy generally based on the following factors:

•	ALCO positions as to liquidity, credit risk, interest rate risk, and net portfolio value
•	Growth of the loan portfolio
•	Slope of the U.S. Treasury curve
•	Relative performance of the various instruments
•	Duration and average length of the portfolio
•	Volatility of the portfolio
•	Direction of interest rates
•	Economic factors impacting debt securities

The investment policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications provide opportunities to shorten or lengthen duration, maximize yield, and mitigate credit risk. The composition of the securities portfolio based on fair market value is shown in the following table.

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending
	June 30, 2013		December 31, 2012		June 30, 2012
	$	%	$	%	$	%

U.S. government agencies	42,819	14.0	44,284	14.5	38,477	13.1
U.S. agency mortgage-backed securities	48,671	15.9	50,003	16.4	57,147	19.4
U.S. agency collateralized mortgage obligations	34,240	11.2	40,600	13.3	49,109	16.7
Private collateralized mortgage obligations	5,344	1.7	5,750	1.9	5,737	2.0
Corporate debt securities	60,616	19.9	49,649	16.2	42,739	14.5
Obligations of states and political subdivisions	108,638	35.6	110,403	36.1	96,987	33.0
Equity securities	5,114	1.7	4,945	1.6	3,950	1.3

Total securities	305,442	100.0	305,634	100.0	294,146	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	risk-based capital considerations
•	federal income tax considerations with regard to obligations of states and political subdivisions.

Since June of 2012, the most significant shift occurring in the Corporation’s securities portfolio was an increase in municipal and corporate bonds and a corresponding decrease in mortgage backed securities (MBS) and collateralized mortgage obligations (CMOs). Due to the low interest rate environment and government purchases of these securities, paydowns received on MBS and CMO bonds have increased and reinvestments have been made into the municipal and corporate segments of the portfolio in order to achieve higher yield and better instrument structure such as stronger prepayment and call protection. The more significant components of the securities portfolio along with a more detailed explanation of their changes are discussed below.

The Corporation’s U.S. government agency sector increased since June 30, 2013 related to management’s goal of holding a minimum of 15% of our total portfolio. As of June 30, 2013, U.S. agencies represented 14.0% of the fair market value of the portfolio. Management continues to invest in agencies when advantageous to maintain a minimum sector weighting, maintain adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as foundational to the portfolio.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The decrease in the Corporation’s U.S. agency MBS and CMO sectors since June 30, 2012, occurred due to fast prepayment speeds and a lack of good options to reinvest back into the MBS or CMO segments. Payments from the MBS and CMO portfolios have been primarily invested into the municipal and corporate segments in order to achieve more attractive yields and better structure. Management still desires to maintain a substantial amount of MBS and CMOs in order to assist in maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS, CMO, and PCMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS, CMOs, and PCMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS, CMO, and PCMO securities as a group is significant, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities.

As of June 30, 2013, the Corporation held corporate bonds with a total amortized cost of $60.2 million and fair market value of $60.6 million. Management increased its holdings in corporate securities to 19.9% of the portfolio, compared to 14.5% at June 30, 2012. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. In the prolonged period of historically low interest rates, the municipal bond sector has far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds and these instruments had experienced significant fair market value gains when interest rates remained low. With the interest rate increases at the end of the second quarter of 2013, the valuations of these instruments have declined rapidly. As a result, management has already begun reducing the size of the municipal bond holdings both prior to and subsequent to June 30, 2013. Municipal bonds as a percentage of the total investment portfolio have increased from 33.0% at June 30, 2012, to 35.6% at June 30, 2013. A decline in this sector is anticipated by September 30, 2013.

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

As of June 30, 2013, the Corporation held four PCMO securities with an amortized cost of $5.6 million, a reduction of $544,000 from the balance as of December 31, 2012. One of the four PCMO securities, with an amortized cost of $904,000, carried an A+ credit rating by at least one of the major credit rating services. The three remaining PCMOs, with an amortized cost of $4.7 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s. Management’s June 30, 2013 cash flow analysis did indicate a need to take additional impairment on two of the PCMO securities in the amount of $93,000. In the first quarter of 2013, $20,000 of impairment was taken on a third PCMO, resulting in total year-to-date impairment of $113,000. One of the PCMOs with impairment taken in the second quarter of 2013 was showing high future losses resulting in higher than normal impairment. Management does not expect this to continue into future quarters. Impairment charges of $86,000 were recorded as of the six months ended June 30, 2012. Should any future analysis reflect the need for additional impairment, management would expect it to be diminished as projected loss numbers were increased and have now been provided for. Additionally, all of these securities continue to pay down in terms of monthly principal payments.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

As of June 30, 2013, seventeen of the fifty-two corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 97.3% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of June 30, 2013, all of the corporate bonds had at least one A3 or A- rating by one of the major credit rating services. As of June 30, 2013, there were eight corporate bonds with $7.5 million of par value that were carrying split ratings with one rating within policy limit and another rating below the initial policy purchase requirement but above investment grade. These securities are monitored on an ongoing basis to ensure these credits do not deteriorate further and remain at investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of June 30, 2013, one municipal bond with an amortized cost of $543,000 carried credit ratings under these levels. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Presently, despite the lower credit ratings on the one municipal security, management has the intent and the ability to hold this security to maturity and believes that full recovery of principal is probable.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment. In terms of credit risk and impairment, management views the Corporation’s one CRA fund with a $945,000 book value differently because it is an equity investment with no maturity date. Bond investments could have larger unrealized losses but significantly less probability of impairment due to having a fixed maturity date. As of June 30, 2013, this CRA fund was showing unrealized losses of $35,000, or a 3.7% price decline. The prices on this fund tend to lag behind decreases in U.S. Treasury rates. Management believes that the price declines are primarily rate driven, and temporary as opposed to permanent. The other $4 million CRA SBA fund is a variable rate fund with a stable dollar price that does not carry fair value risk. Corporate bonds and private collateralized mortgage obligations have the most potential credit risk out of the Corporation’s debt instruments. Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds and all private label securities.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Loans

Net loans outstanding increased by 4.3%, to $411.3 million at June 30, 2013, from $394.5 million at June 30, 2012. Net loans increased by 1.1%, from $406.8 million at December 31, 2012. The following table shows the composition of the loan portfolio as of June 30, 2013, December 31, 2012, and June 30, 2012.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	June 30,		December 31,		June 30,
	2013		2012		2012
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	94,218	22.5	91,943	22.2	86,028	21.4
Agriculture mortgages	98,052	23.4	85,501	20.6	73,879	18.4
Construction	9,530	2.3	16,435	4.0	20,035	5.0
Total commercial real estate	201,800	48.2	193,879	46.8	179,942	44.8

Consumer real estate (a)
1-4 family residential mortgages	121,607	29.1	126,686	30.6	134,340	33.3
Home equity loans	11,808	2.8	13,122	3.2	13,579	3.4
Home equity lines of credit	17,925	4.3	15,956	3.9	15,292	3.8
Total consumer real estate	151,340	36.2	155,764	37.7	163,211	40.5

Commercial and industrial
Commercial and industrial	26,156	6.2	27,503	6.6	25,387	6.3
Tax-free loans	21,228	5.1	17,991	4.3	18,727	4.7
Agriculture loans	14,151	3.4	15,204	3.7	11,449	2.8
Total commercial and industrial	61,535	14.7	60,698	14.6	55,563	13.8

Consumer	3,620	0.9	3,872	0.9	3,614	0.9

Total loans	418,295	100.0	414,213	100.0	402,330	100.0
Less:
Deferred loan fees (costs), net	(250)		(146)		(20)
Allowance for loan losses	7,273		7,516		7,877
Total net loans	411,272		406,843		394,473

(a)	Residential real estate loans do not include mortgage loans sold to Fannie Mae and serviced by ENB. These loans totaled $4,987,000 as of June 30, 2013, $6,014,000 as of December 31, 2012, and $7,736,000 as of June 30, 2012.

The composition of the loan portfolio has undergone relatively minor changes in recent years. The total of all categories of real estate loans comprises 84% of total loans. At $201.8 million, commercial real estate is the largest category of the loan portfolio, consisting of 48.2% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans increased from $179.9 million as of June 30, 2012, to $201.8 million as of June 30, 2013, a $21.9 million, or 12.2% increase.

The growth in commercial real estate loans has occurred primarily in those secured by farmland. Agricultural mortgages increased from $73.9 million, or 41.1% of commercial real estate loans as of June 30, 2012, to $98.1 million, or 48.6% of commercial real estate loans as of June 30, 2013. On the other hand, commercial construction loans decreased from $20.0 million, or 11.1% of commercial real estate loans as of June 30, 2012, to $9.5 million, or 4.7% of commercial real estate loans as of June 30, 2013. As construction projects are completed, some of the loans are converted from construction loans to permanent commercial mortgages.

The commercial mortgage segment of the commercial real estate category of loans has increased from June 30, 2012, to June 30, 2013. This area represented $86.0 million, or 47.8%, of commercial real estate loans as of June 30, 2012, and $94.2 million, or 46.7%, of commercial real estate loans as of June 30, 2013. Growth in this area over the past several years had slowed significantly since most businesses were unwilling to expand during uncertain economic conditions. Since June 30, 2012, this growth picked up with businesses more willing to move forward on projects that were previously placed on hold because of the uncertain economic conditions. Management expects that growth in this area will continue if the economy continues to show signs of recovery and improvement.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Residential real estate loans make up 36.2% of the total loan portfolio with balances of $151.3 million. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 80.4% of total residential real estate loans and 29.1% of total loans. Traditional 10 to 20-year personal mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio, varying between 20% and 24% of the loan portfolio over the past five years. The Corporation has experienced some slowdown in the residential mortgage area in the latter part of 2012 and the first half of 2013 as the secondary mortgage market rates became extremely competitive and more customers were opting for this alternative. Payoffs and paydowns of existing mortgages held by the Corporation were exceeding new mortgages issued resulting in a decline in portfolio mortgages through the second quarter of 2013. The Corporation has taken action to lower internal mortgage rates to be more competitive and expects mortgage balances may level off in the remainder of 2013. The Corporation’s personal residential mortgages declined to $121.6 million at June 30, 2013, a decrease of $12.7 million, or 9.5%, from balances as of June 30, 2012. The weaker economic conditions, including continued weakness in home prices and home building, have had some impact on demand for the 10 to 20-year mortgages held by the Corporation. The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage originated over 20 years. While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold on the secondary market. As mortgages that are held on the Corporation’s balance sheet refinance, many of these customers are taking advantage of the lower rates offered on the secondary market resulting in the conversion of the Corporation’s residential mortgages into mortgages sold on the secondary market.

Second mortgages and home equity loans, fixed or variable, make up the remainder of the Corporation’s residential real estate loans. Requests for fixed-rate home equity loans have slowed in the current environment, while home equity lines of credit, which float on the Prime rate, have increased. From June 30, 2012, to June 30, 2013, fixed rate home equity loans have decreased from $13.6 million to $11.8 million, a $1.8 million, or 13.2% decrease. Meanwhile, home equity lines of credit increased from $15.3 million to $17.9 million, a $2.6 million, or 17.0% increase. The net of these two trends is a $0.8 million increase in total home equity loan balances. The Corporation offered a home equity loan special during 2013 that initiated growth in the variable rate line of credit area. Consumers are seeking the lowest interest rate to borrow money against their home value which has resulted in more variable rate versus fixed rate financing. This trend is likely to continue until economic conditions and home valuations improve. Management does not anticipate any marked improvement in the economy through the remainder of 2013. While management does not anticipate any rate increase from the Federal Reserve in the near future, it is highly expected that when the Federal Reserve eventually acts to increase the overnight rate, and the Prime rate increases, the reaction will be that floating rate loans will become less attractive to borrowers who will act to protect themselves against further rate increases by converting to a fixed rate loan. Management anticipates slow growth in the residential real estate area throughout the remainder of 2013.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These loans are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The Corporation’s position as to these loans can be further strengthened by obtaining the personal guarantees of the owners. This is a preferred approach on commercial accounts as it allows the Corporation to pursue assets of the owner in addition to assets of the commercial entity. Management can also obtain additional collateral by securitizing the inventory of the business. This portfolio of loans in total showed an increase of $5.9 million, or 10.6%, from June 30, 2012, to June 30, 2013. As of June 30, 2013, this category of commercial loans was made up of $26.2 million of commercial and industrial loans, $21.2 million of tax-free loans, and $14.1 million of agriculture loans. In the case of the Corporation, all of the $21.2 million of tax-free loans are to local municipalities. These loans increased by $2.5 million, or 13.4%, from June 30, 2012, to June 30, 2013. Agriculture loans increased by $2.7 million, or 23.7%, from June 30, 2012, to June 30, 2013, while other non-real estate secured commercial and industrial purpose loans were up from $25.4 million as of June 30, 2012, to $26.2 million as of June 30, 2013.

The consumer loan portfolio remained constant at $3.6 million at June 30, 2013, and June 30, 2012. Consumer loans made up 0.9% of total loans on June 30, 2012, and June 30, 2013. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. More recently, management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of new consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. In the current weak economy, customers delay purchasing new and used cars and other consumer goods which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2013	2012	2012
	$	$	$

Nonaccrual loans	1,275	1,298	1,649
Loans past due 90 days or more and still accruing	185	314	—
Troubled debt restructurings	—	—	—
Total non-performing loans	1,460	1,612	1,649

Other real estate owned	264	264	132

Total non-performing assets	1,724	1,876	1,781

Non-performing assets to net loans	0.42%	0.46%	0.45%

The total balance of non-performing assets declined by $57,000, or 3.2%, from June 30, 2012, to June 30, 2013, and by $152,000, or 8.1%, from December 31, 2012, to June 30, 2013. There were no loans classified as a TDR as of June 30, 2013, December 31, 2012, or June 30, 2012. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the slightly improved but continued weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans has declined with the level of non-performing assets down significantly from prior years and the Corporation’s total exposure reduced. Additionally, the direction of the risk is viewed as declining from the higher levels experienced in prior years.

As of June 30, 2013, other real estate owned (OREO) is shown at the lower of cost or fair market value, net of anticipated selling costs, of $264,000. The balance consists of one residential property that was placed in OREO in the third quarter of 2012. As of June 30, 2012, there was one OREO property with a fair market value of $132,000.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the six-month periods ended June 30, 2013, and June 30, 2012. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30,
	2013	2012
	$	$

Balance at January 1,	7,516	8,480
Loans charged off:
Real estate	78	—
Commercial and industrial	41	47
Consumer	6	7
Total charged off	125	54

Recoveries of loans previously charged off:
Real estate	—	—
Commercial and industrial	32	43
Consumer	—	8
Total recovered	32	51
Net loans charged off	93	3

Provision credited to operating expense	(150)	(600)

Balance at June 30,	7,273	7,877

Net charge-offs as a % of average total loans outstanding	0.02%	0.00%

Allowance at end of period as a % of total loans	1.74%	1.96%

Charge-offs for the six months ended June 30, 2013, were $125,000, compared to $54,000 for the same period in 2012. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. The real estate charge-offs were higher in the first quarter of 2013 compared to 2012, due to a single consumer real estate loan that was charged off for $78,000 in the first quarter of 2013. Commercial and industrial loan charge-offs for the first half of 2013 include one loan to a construction company that was charged off for $34,000.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. The composition of the Corporation’s loan portfolio has undergone only minor changes since June 30, 2012. Management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans. The financial industry typically evaluates the quality of loans on a scale with “unclassified” representing healthy loans, “special mention” being the first indication of credit concern, and several successive classified ratings indicating further credit declines of “substandard,” “doubtful,” and, ultimately, “loss.”

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s total classified loans were $21.5 million as of June 30, 2013, $21.9 million as of December 31, 2012, and $28.1 million as of June 30, 2012, net of specifically allocated allowance against these loans of $13,000, $110,000, and $68,000, respectively. The classified loans require larger provision amounts due to a higher potential risk of loss, so as the classified loan balances decline, the associated specific allowance applied to them declines, resulting in a lower required allowance. The allowance as a percentage of total loans was 1.74% as of June 30, 2013, 1.81% as of December 31, 2012, and 1.96% as of June 30, 2012. Management anticipates that the allowance percentage will remain fairly constant throughout the remainder of 2013.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation continues to experience very low net charge-off percentages due to strong credit practices. Management continually monitors delinquencies, classified loans, and charge-off activity closely, and is not anticipating significant increases throughout the remainder of 2013. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $280,000, or 1.3%, to $21,527,000 as of June 30, 2013, from $21,247,000, as of June 30, 2012. As of June 30, 2013, $565,000 was classified as construction in process primarily related to the construction of a new retail branch location.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB). The Corporation’s $3,853,000 of regulatory stock holdings as of June 30, 2013, consisted of $3,665,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. Excess stock repurchases reduced the Corporation’s FHLB stock position from $3,981,000 on June 30, 2012, to $3,665,000 as of June 30, 2013, with no excess capital stock position at that time. Any future excess capital stock repurchase would not impact the Corporation unless the amount of FHLB borrowings would decline and then cause an excess capital stock position. Subsequent to June 30, 2013, but prior to the filing of this report, the FHLB announced that regular quarterly stock repurchases would begin in August 2013 and continue every quarter thereafter.

In the first quarter of 2012, the FHLB announced the first resumed payment of a dividend to its shareholders after a period of three years without a dividend. Quarterly since then, the FHLB has paid a dividend, initially equal to 0.10% annualized for three quarters and increased to 0.32% annualized in the last quarter of 2012, 0.29% annualized for the first quarter of 2013, and currently 1.00% annualized for the second quarter of 2013.

Management will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a dividend. Management has concluded that the Corporation’s investment in FHLB stock is not other-than-temporarily impaired, based on the improved financial results of FHLB and its demonstrated resumption of a quarterly dividend and regular repurchases of excess stock.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Deposits

The Corporation’s total ending deposits increased $17.5 million, or 2.8%, and $36.1 million, or 5.9%, from December 31, 2012, and June 30, 2012, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. During 2012 and through the first half of 2013, the economic concerns and volatility of the equity market led customers back to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed marginally since June 30, 2012, with a $22.9 million increase in non-interest bearing demand deposit accounts, a $4.2 million increase in interest bearing demand accounts, a $5.7 million increase in NOW accounts, a $9.0 million increase in money market balances, and a $10.2 million increase in savings account balances. Partially offsetting these increases, time deposits decreased by $12.5 million, and brokered time deposits decreased by $3.4 million.

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

The Deposits by Major Classification table, shown below, provides the balances of each category for June 30, 2013, December 31, 2012, and June 30, 2012.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2013	2012	2012
	$	$	$

Non-interest bearing demand	168,967	156,327	146,036
Interest bearing demand	10,862	8,650	6,685
NOW accounts	66,931	69,521	61,255
Money market deposit accounts	59,479	58,195	50,526
Savings accounts	120,555	114,067	110,398
Time deposits	219,761	222,254	232,212
Brokered time deposits	4,153	4,147	7,517
Total deposits	650,708	633,161	614,629

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of June 30, 2013, time deposit balances, excluding brokered deposits, had decreased $12.5 million, or 5.4%, and $2.5 million, or 1.1%, from June 30, 2012, and December 31, 2012, respectively. The Corporation has recently seen a shift in deposit trends as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in slower growth in time deposit balances and more significant growth in the core deposit areas.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Time deposits are a safe investment with FDIC coverage insuring no loss of principal up to $250,000 per account, based on certain account structures. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 the $250,000 FDIC insurance coverage on all deposit accounts was made permanent. This has caused an increase in the amount of time deposits over $100,000 held by the Corporation. While total time deposits continue to decline in the present environment, the percentage of time deposits over $100,000 has increased and is expected to remain at these higher percentages due to the FDIC coverage. Management anticipates that the recent declines in time deposits will likely continue until interest rates increase and cause more of a separation between longer-term rates and overnight rates.

Borrowings

Total borrowings were $68.0 million, $73.0 million, and $73.0 million as of June 30, 2013, December 31, 2012, and June 30, 2012, respectively. The Corporation was purchasing no short-term funds as of June 30, 2013, December 31, 2012, or June 30, 2012. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $68.0 million, $73.0 million, and $73.0 million as of June 30, 2013, December 31, 2012, and June 30, 2012. The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers. The repurchase agreement portion of the long-term debt was $15.0 million at June 30, 2012, December 31, 2012, and June 30, 2013. FHLB advances were $58.0 million at June 30, 2012, $58.0 million at December 31, 2012, and declined to $53.0 million as of June 30, 2013. Both FHLB advances and repurchase agreements are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits. Over the course of the past twelve months, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances at significant rate savings. In the current interest rate environment, management has preferred to seek new long-term borrowings from FHLB rather than through repurchase agreements. In 2013, management has implemented a plan to reduce FHLB borrowings by selectively paying off the advances that mature in the year in order to utilize excess cash balances to reduce long-term debt. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of June 30, 2013, the Corporation was well under this policy guideline at 6.5% of asset size with $53.0 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of June 30, 2013, the Corporation was well under this policy guideline at 80.9% of capital with $68.0 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings within these policy guidelines throughout all of 2012 and through the first half of 2013.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $201.4 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of June 30, 2013	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	17.6%	8.0%	10.0%
Bank	17.5%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.3%	4.0%	6.0%
Bank	16.3%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.6%	4.0%	5.0%
Bank	10.5%	4.0%	5.0%

As of December 31, 2012
Total Capital to Risk-Weighted Assets
Consolidated	18.2%	8.0%	10.0%
Bank	18.1%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.9%	4.0%	6.0%
Bank	16.8%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.5%	4.0%	5.0%
Bank	10.4%	4.0%	5.0%

As of June 30, 2012
Total Capital to Risk-Weighted Assets
Consolidated	18.4%	8.0%	10.0%
Bank	18.3%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	17.2%	4.0%	6.0%
Bank	17.0%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.5%	4.0%	5.0%
Bank	10.4%	4.0%	5.0%

The Corporation’s dividends per share for the six months ended June 30, 2013, were $0.52 per share, compared to $0.50 per share for the same period of 2012. Dividends are paid from current earnings and available retained earnings. Management’s current capital plan calls for management to maintain tier I capital to average assets between 10.0% and 12.0%. The Corporation’s current tier I capital ratio is 10.6%. Management also desires a dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, management’s goal is to average a payout ratio within this range. For the first half of 2013, the payout ratio was 38.8%. Due to improved financial performance and increased capital levels, the Corporation increased the dividend amount to $0.26 per share in the first quarter of 2013.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of June 30, 2013, the Corporation showed unrealized losses, net of tax, of $1,083,000, compared to unrealized gains of $6,663,000 as of December 31, 2012, and $5,242,000 as of June 30, 2012. These unrealized gains or losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized net gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which are shown as a reduction to income on the Corporation’s Consolidated Statements of Income. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) must begin compliance on January 1, 2014. The final rules call for the following capital requirements:

•	A minimum ratio of common tier 1 capital to risk-weighted assets of 4.5%.
•	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.
•	A minimum leverage ratio of 4%.

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations will begin on January 1, 2016.

Under the initially proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule.

The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 and banking organizations that were mutual holding companies as of May 19, 2010.

The proposed rules would have modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposures into two categories in order to determine the applicable risk weight. In response to commenter concerns about the burden of calculating the risk weights and the potential negative effect on credit availability, the final rules do not adopt the proposed risk weights but retain the current risk weights for mortgage exposures under the general risk-based capital rules.

The Corporation is in the process of assessing the impact of these changes on the regulatory ratios of the Corporation and the Bank on the capital, operations, liquidity and earnings of the Corporation and Bank.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of June 30, 2013.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

June 30
2013
$
Commitments to extend credit:
Revolving home equity	27,556
Construction loans	18,654
Real estate loans	15,273
Business loans	67,539
Consumer loans	3,848
Other	3,341
Standby letters of credit	8,071

Total	144,282

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The Corporation was within internal gap guidelines for all ratios as of June 30, 2013. The gap ratios as of June 30, 2013, had decreased with a one-year gap of 97% and a three-year gap of 99%. The primary reason for the decrease in gap ratios can be attributed to slower principal payments on securities, purchasing securities with longer durations, and a shortening of the Corporation’s liabilities. Management has been maintaining higher levels of cash and cash equivalents since 2011 to assist in offsetting the Corporation’s relatively long securities portfolio. The strategy of maintaining higher cash levels to improve gap ratios and act as an immediate hedge against liquidity risk and interest rate risk is expected to continue until the securities portfolio is materially shorter in duration.

Given the likelihood that short term interest rates will not increase in the remainder of 2013, and well into 2014, management’s current position is to maintain maturity gap percentages within guidelines but not necessarily increase them in 2013. The risk in maintaining high gap percentages is that, should interest rates not rise, maturing assets will reprice at lower rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which negatively impacts the Corporation’s interest income and margin. The risk of liabilities repricing at higher interest rates is very low in the present environment as over half of the Corporation’s deposits are core deposits with no repricing expected to occur in the near future. The remainder of the Corporation’s maturing liabilities made up of time deposits and borrowings are currently repricing to lower interest rates. Therefore, higher levels of liabilities repricing would currently benefit the Corporation. Given the limited desirable rates available to the deposit customer, management also does not perceive significant risk that deposits maturing in the shorter time frames will leave the Corporation. It is likely that, should market interest rates rise in the remainder of 2013 and in 2014, customer behavior patterns will change and deposits will be more rate sensitive with a greater portion potentially leaving the Corporation. The performance of the equity markets also has a bearing on how much of the current deposits will remain at the Corporation. For the past several years, deposit customers have been reluctant to redeploy funds presently at banks into the equity market. They have been negatively impacted by multiple declines in the equity markets. It remains to be seen whether further equity market improvements will materially change customer behavior.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Ideally, management would prefer to maintain lower six-month and one-year gap ratios to limit reinvestment risk at historically low levels while maintaining a higher three-year gap ratio to be positioned to reinvest assets after interest rates have increased significantly over a period of time. For example, even if the FOMC were to act a year earlier than planned in 2014, it would be at least until late 2015 or early 2016 that interest rates would near the highs of the next rate cycle. Therefore, it is important for the Corporation to keep the one-year gap ratio on the low side of management’s preferred range, while maintaining the three-year gap ratio on the high end of the preferred range. To this regard, the Corporation is already higher on the one-year gap ratio than would be preferred, while the three-year gap ratio is already on the higher side of the preferred range to ensure adequate performance out three years, given higher interest rates. The risk to positioning for higher interest rates too early is subjecting the Corporation to more repricing risk and lower net interest margin. That is already occurring to a moderate degree. Management will make future asset liability decisions that are consistent with reducing the one-year gap ratio while maintaining the three-year gap ratio at a higher level to protect against future interest rate increases.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of June 30, 2013, the Corporation was within guidelines for all of the above measurements. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management has been carrying an average of $15 million or more of readily available cash on hand and an average of $35 million of cash and cash equivalents on a daily basis throughout the first half of 2013, and expects this will continue in the near future. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Interest Rate Risk

Interest rate risk is measured using two analytical tools:

•	Changes in net interest income
•	Changes in net portfolio value

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value. The modeling is generally conducted under seven different interest rate scenarios. The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, 300, or 400 basis points, or decrease 50 or 100 basis points. Rates-down scenarios are unlikely at this point so management is more focused on the rates-up scenarios. The results obtained through the use of forecasting models are based on a variety of factors. Both the net interest income and fair value forecasts make use of the maturity and repricing schedules to determine the changes to the balance sheet over the course of time. Additionally, there are many assumptions that factor into the results. These assumptions include, but are not limited to, the following:

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of June 30, 2013. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run expected growth scenarios through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

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

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation that would be experienced over one year, assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk. The analysis of changes in net interest income due to changes in interest rates is commonly referred to as interest rate sensitivity. The Corporation’s gap ratios indicate a nearly equal amount of assets maturing versus liabilities maturing. As a result, as interest rates go up, the Corporation can immediately achieve higher interest earnings on interest-earning assets while having the ability to limit the amount of increase in interest-bearing liabilities based on the timing of deposit rate changes. This results in an increase in net interest income in the up-rate scenarios, but a decline in net interest income in the down-rate scenarios.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The second quarter 2013 analysis projects net interest income expected in the seven rate scenarios on a one-year time horizon. As of June 30, 2013, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios, with the exception of the up 100 basis point scenario, show a positive impact to net interest income. In the unique current rate environment, the amount of the Corporation’s assets repricing higher will be fairly large due to the amount of variable rate loans that will reprice immediately when Prime increases. On the liability side, if interest rates do increase, it is typical for management to react slowly in increasing deposit rates. The changes in net interest income in the up-rate scenarios are comparable to the changes reflected at March 31, 2013, but are down significantly since December 31, 2012, representing management’s view that deposit rates will need to be moved up competitively because of the very low starting point and the amount of time rates have been at these historic lows. This is based on management’s analysis of the reaction of the Corporation’s deposits in previous rates-up cycles, adjusted for increased competitive pressures. This change in assumptions resulted in a more conservative estimate of the increase in net interest income over the course of one year. It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario. However, even in the highly unlikely down-rate scenarios, the Corporation’s exposure to declining net interest income is still within policy guidelines.

Management’s primary concern in this current rate environment is with higher interest rate scenarios; therefore, they are reviewed with more scrutiny. For the rates-up 100 basis point scenario, net interest income increased minimally by 0.1% compared to the rates unchanged scenario. This minimal increase reflects the fact that some loans are priced at floor rates of 4.00% currently and would not be able to immediately reprice by the full amount of the rate movement. However, in the remaining rates-up scenarios, the net interest income increases more substantially reflecting the full repriceabilty of the Corporation’s interest-earning assets. For the rates-up 200, 300, and 400 basis point scenarios, net interest income increased by 3.8%, 9.0%, and 14.6%, respectively, compared to the rates unchanged scenario. The positive impact of significantly higher rates is primarily due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the Corporation’s relatively high interest earning cash balances and that component of the loans and securities portfolios that reprice in less than one year. This more than offsets the increase in interest expense caused by repricing deposits and borrowings, where they are only repricing by a fraction of the rate change. The more aggressive rates-up scenarios also benefit from known historical experience of deposit rate increases lagging and slowing in the pace of the increase as interest rates continue to rise. This in essence allows management the ability to neutralize the impact of higher rates by controlling the large amount of liabilities that are repricing. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly during the remainder of 2013.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of June 30, 2013, the Corporation was within guidelines for all scenarios with the rates up exposures showing less volatility than the December 31, 2012 measurements, but comparable to the results at March 31, 2013. The decrease in fair value exposure since December 31, 2012, can be attributed to a change in the valuation of interest-bearing core deposit accounts. The value of non-interest bearing deposit accounts has always been highly favorable in a rising rate environment as these balances are more valuable as interest rates rise. In the first quarter of 2013, the asset liability model settings were changed for the Corporation’s interest-bearing core deposit accounts to reflect their true value more accurately as rates rise based on assumptions regarding the proportionality of their rates changing in relation to the change in the Prime rate.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The results as of June 30, 2013, indicate that the Corporation’s net portfolio value would experience a slight valuation increase of 2.1% in the rates-up 100 basis point scenario and a small loss of 2.2% in the rates-up 200 basis point scenario, with more significant valuation losses of 8.3% and 17.7% in the rates-up 300 and 400 basis point scenarios, respectively. A valuation loss indicates that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The more significant valuation losses represented in the higher rates-up scenarios are indicative of the Corporation’s longer-term assets like residential mortgages and municipal securities showing significant declines in value as interest rates increase further. In the rates-up 100 basis point scenario, these declines are more than compensated for by the decline in the Corporation’s deposit accounts, assisted primarily by the large balance of very valuable non-interest bearing demand deposits. It is not anticipated that these exposures to valuation changes will change materially during the remainder of 2013. Additionally, based on three past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, when short term interest rates do increase. The Corporation’s core deposits have been stable through a number of rate cycles.

The weakness with the net portfolio value analysis is that it assumes liquidation of the Corporation rather than as a going concern. For that reason, it is considered a secondary measurement of interest rate risk to “Changes in Net Interest Income” discussed above.

Index ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of June 30, 2013, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index ENB FINANCIAL CORP

PART II – OTHER INFORMATION

June 30, 2013

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended June 30, 2013.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

April 2013	—	—	—	41,660
May 2013	—	—	—	41,660
June 2013	5,000	$29.85	5,000	36,660

Total	5,000

*On August 13, 2008, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans previously mentioned. The first purchase of common stock under this plan occurred on August 27, 2008. By June 30, 2013, a total of 103,340 shares were repurchased at a total cost of $2,642,000, for an average cost per share of $25.57. Management may choose to repurchase additional shares during the remainder of 2013.

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

*Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.

**Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.

***Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2008.

****Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.

*****Incorporated herein by reference to Exhibit 10 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 4, 2010.

Index ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: August 14, 2013	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
Chief Executive Officer and President

Dated: August 14, 2013	By:	/s/ Scott E. Lied
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

