Form 10-Q
period 2013-09-30
ENB Financial Corp
filed 2013-11-13
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐           No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2013, the registrant had 2,852,097 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

September 30, 2013

2

Index

ENB FINANCIAL CORP

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,	September 30,
	2013	2012	2012
	$	$	$
ASSETS
Cash and due from banks	12,579	14,035	10,198
Interest-bearing deposits in other banks	17,753	21,625	24,754

Total cash and cash equivalents	30,332	35,660	34,952

Securities available for sale (at fair value)	280,705	305,634	304,481

Loans held for sale	308	768	897

Loans (net of unearned income)	435,916	414,359	401,644

Less: Allowance for loan losses	7,283	7,516	7,644

Net loans	428,633	406,843	394,000

Premises and equipment	22,305	20,862	21,112

Regulatory stock	3,415	4,148	4,033

Bank owned life insurance	19,719	19,216	19,015

Other assets	9,131	6,055	6,349

Total assets	794,548	799,186	784,839

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	165,874	156,327	149,839
Interest-bearing	476,877	476,834	470,095

Total deposits	642,751	633,161	619,934

Long-term debt	65,000	73,000	70,500
Accounts payable for security purchases not yet settled	—	—	2,097
Other liabilities	2,606	3,510	3,394

Total liabilities	710,357	709,671	695,925

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,852,097
(Issued 2,869,557 and Outstanding 2,851,952 as of 12-31-12)
(Issued 2,869,557 and Outstanding 2,857,475 as of 9-30-12)	574	574	574
Capital surplus	4,344	4,320	4,315
Retained earnings	81,767	78,421	77,611
Accumulated other comprehensive income (loss), net of tax	(2,009)	6,663	6,711
Less: Treasury stock cost on 17,460 shares (17,605 shares
as of 12-31-12 and 12,082 shares as of 9-30-12)	(485)	(463)	(297)

Total stockholders' equity	84,191	89,515	88,914

Total liabilities and stockholders' equity	794,548	799,186	784,839

See Notes to the Unaudited Consolidated Interim Financial Statements 3

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	4,766	5,011	14,224	15,272
Interest on securities available for sale
Taxable	1,016	977	2,795	3,336
Tax-exempt	913	924	2,840	2,711
Interest on deposits at other banks	18	24	56	60
Dividend income	32	31	92	86

Total interest and dividend income	6,745	6,967	20,007	21,465

Interest expense:
Interest on deposits	853	1,061	2,651	3,271
Interest on long-term debt	469	499	1,449	1,655

Total interest expense	1,322	1,560	4,100	4,926

Net interest income	5,423	5,407	15,907	16,539

Credit for loan losses	—	(250)	(150)	(850)

Net interest income after credit for loan losses	5,423	5,657	16,057	17,389

Other income:
Trust and investment services income	273	248	883	816
Service fees	461	393	1,300	1,259
Commissions	491	490	1,467	1,454
Gains on securities transactions, net	537	342	2,216	1,003
Impairment losses on securities:
Impairment gains (losses) on investment securities	139	—	178	(55)
Non-credit related gains on securities not expected to
be sold in other comprehensive income before taxes	(183)	—	(335)	(31)
Net impairment losses on investment securities	(44)	—	(157)	(86)
Gains on sale of mortgages	20	52	208	183
Earnings on bank owned life insurance	162	164	480	762
Other income	39	69	274	265

Total other income	1,939	1,758	6,671	5,656

Operating expenses:
Salaries and employee benefits	3,193	3,020	9,545	9,326
Occupancy	462	420	1,303	1,261
Equipment	248	221	716	657
Advertising & marketing	68	65	307	285
Computer software & data processing	386	418	1,193	1,216
Shares tax	215	202	644	618
Professional services	297	262	925	850
Other expense	478	463	1,566	1,552

Total operating expenses	5,347	5,071	16,199	15,765

Income before income taxes	2,015	2,344	6,529	7,280

Provision for federal income taxes	274	384	958	1,160

Net income	1,741	1,960	5,571	6,120

Earnings per share of common stock	0.61	0.69	1.95	2.14

Cash dividends paid per share	0.26	0.25	0.78	0.75

Weighted average shares outstanding	2,851,695	2,854,723	2,851,863	2,855,555

See Notes to the Unaudited Consolidated Interim Financial Statements 4

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
	$	$	$	$

Net income	1,741	1,960	5,571	6,120

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):

Other-than-temporarily impaired securities available for sale:

Gains (losses) arising during the period	139	—	178	(55)
Income tax effect	(47)	—	(60)	18
	92	—	118	(37)

Losses recognized in earnings	44	—	157	86
Income tax effect	(15)	—	(54)	(29)
	29	—	103	57
Unrealized holding gains on other-than-temporarily impaired
securities available for sale, net of tax	121	—	221	20

Securities available for sale not other-than-temporarily impaired:

Gains (losses) arising during the period	(1,049)	2,568	(11,257)	4,745
Income tax effect	357	(873)	3,827	(1,613)
	(692)	1,695	(7,430)	3,132

Gains recognized in earnings	(537)	(342)	(2,216)	(1,003)
Income tax effect	182	116	753	341
	(355)	(226)	(1,463)	(662)
Unrealized holding gains (losses) on securities available for sale
not other-than-temporarily impaired, net of tax	(1,047)	1,469	(8,893)	2,470

Other comprehensive income (loss), net of tax	(926)	1,469	(8,672)	2,490

Comprehensive Income (Loss)	815	3,429	(3,101)	8,610

See Notes to the Unaudited Consolidated Interim Financial Statements 5

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2013	2012
	$	$
Cash flows from operating activities:
Net income	5,571	6,120
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	3,086	2,649
Net decrease (increase) in interest receivable	152	(205)
Decrease in interest payable	(101)	(175)
Credit for loan losses	(150)	(850)
Gains on securities transactions, net	(2,216)	(1,003)
Impairment losses on securities	157	86
Gains on sale of mortgages	(208)	(183)
Loans originated for sale	(10,276)	(10,212)
Proceeds from sales of loans	10,944	11,424
Earnings on bank-owned life insurance	(480)	(762)
Depreciation of premises and equipment and amortization of software	990	1,001
Deferred income tax	(171)	598
Decrease in prepaid federal deposit insurance	936	236
Decrease in accounts payable for securities purchased not yet settled	—	(4,867)
Other assets and other liabilities, net	(386)	(500)
Net cash provided by operating activities	7,848	3,357

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	41,994	70,460
Proceeds from sales	76,427	29,624
Purchases	(107,602)	(118,512)
Purchase of other real estate owned	—	(112)
Proceeds from sale of other real estate owned	—	132
Purchase of regulatory bank stock	(230)	(230)
Redemptions of regulatory bank stock	963	345
Purchase of bank-owned life insurance	(23)	(2,527)
Proceeds from bank-owned life insurance	—	826
Net (increase) decrease in loans	(21,695)	10,729
Purchases of premises and equipment	(2,333)	(582)
Purchase of computer software	(44)	(33)
Net cash used for investing activities	(12,543)	(9,880)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	17,951	13,104
Net (decrease) increase in time deposits	(8,361)	1,152
Proceeds from long-term debt	5,000	15,000
Repayments of long-term debt	(13,000)	(17,500)
Dividends paid	(2,225)	(2,141)
Treasury stock sold	359	317
Treasury stock purchased	(357)	(343)
Net cash (used for) provided by financing activities	(633)	9,589
Increase (decrease) in cash and cash equivalents	(5,328)	3,066
Cash and cash equivalents at beginning of period	35,660	31,886
Cash and cash equivalents at end of period	30,332	34,952

Supplemental disclosures of cash flow information:
Interest paid	4,201	5,100
Income taxes paid	950	745

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned from loans	—	278
Securities purchased not yet settled	—	2,097
Fair value adjustments for securities available for sale	(13,138)	3,773

See Notes to the Unaudited Consolidated Interim Financial Statements 6

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

1.	Basis of Presentation

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the third quarter of 2013, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Securities Available for Sale

The amortized cost and fair value of securities held at September 30, 2013, and December 31, 2012, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
Septermber 30, 2013
U.S. government agencies	38,285	395	(1,760)	36,920
U.S. agency mortgage-backed securities	48,149	418	(430)	48,137
U.S. agency collateralized mortgage obligations	38,012	249	(703)	37,558
Private collateralized mortgage obligations	4,285	48	(166)	4,167
Corporate bonds	52,293	841	(509)	52,625
Obligations of states and political subdivisions	98,502	1,661	(3,110)	97,053
Total debt securities	279,526	3,612	(6,678)	276,460
Marketable equity securities	4,222	23	—	4,245
Total securities available for sale	283,748	3,635	(6,678)	280,705

December 31, 2012
U.S. government agencies	42,374	1,971	(61)	44,284
U.S. agency mortgage-backed securities	49,173	931	(101)	50,003
U.S. agency collateralized mortgage obligations	40,612	206	(218)	40,600
Private collateralized mortgage obligations	6,123	59	(432)	5,750
Corporate bonds	48,179	1,517	(47)	49,649
Obligations of states and political subdivisions	104,133	6,531	(261)	110,403
Total debt securities	290,594	11,215	(1,120)	300,689
Marketable equity securities	4,945	—	—	4,945
Total securities available for sale	295,539	11,215	(1,120)	305,634

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at September 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	24,115	24,212
Due after one year through five years	97,861	97,912
Due after five years through ten years	96,468	93,049
Due after ten years	61,082	61,287
Total debt securities	279,526	276,460

Securities available for sale with a par value of $91,939,000 and $79,089,000 at September 30, 2013, and December 31, 2012, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $93,020,000 at September 30, 2013, and $84,585,000 at December 31, 2012.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF DEBT SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Proceeds from sales	41,252	6,720	76,427	29,624
Gross realized gains	1,149	351	2,852	1,080
Gross realized losses	612	9	636	77

SUMMARY OF GAINS AND LOSSES ON DEBT SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Gross realized gains	1,149	351	2,852	1,080

Gross realized losses	612	9	636	77
Impairment on securities	44	—	157	86
Total gross realized losses	656	9	793	163

Net gains on securities	493	342	2,059	917

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. As of September 30, 2013, two private collateralized mortgage obligations (PCMOs) were considered to be other-than-temporarily impaired, of which the cash flow analysis on these securities indicated a need to take additional impairment of $44,000 as of September 30, 2013. One of these two bonds had impairment of $3,000 recorded during the second quarter of 2013. Another PCMO for which no impairment was recorded in the third quarter had impairment of $20,000 taken during the first quarter of 2013. During the third quarter, one PCMO which had impairment of $89,000 taken in 2013, was sold. As of September 30, 2013, cumulative impairment of $157,000 was taken on three PCMO bonds, including the one PCMO that was sold. As of September 30, 2012, no impairment was needed on any of the Corporation’s securities; however, two PCMOs had experienced prior impairment for a total of $86,000 for the nine months ended September 30, 2012. Information pertaining to securities with gross unrealized losses at September 30, 2013, and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of September 30, 2013
U.S. government agencies	27,114	(1,535)	1,795	(225)	28,909	(1,760)
U.S. agency mortgage-backed securities	20,298	(403)	3,570	(27)	23,868	(430)
U.S. agency collateralized mortgage obligations	19,566	(694)	809	(9)	20,375	(703)
Private collateralized mortgage obligations	1,444	(44)	1,800	(122)	3,244	(166)
Corporate bonds	20,248	(497)	2,009	(12)	22,257	(509)
Obligations of states & political subdivisions	48,170	(2,899)	3,723	(211)	51,893	(3,110)

Total debt securities	136,840	(6,072)	13,706	(606)	150,546	(6,678)

Marketable equity securities	—	—	—	—	—	—

Total temporarily impaired securities	136,840	(6,072)	13,706	(606)	150,546	(6,678)

As of December 31, 2012
U.S. government agencies	11,947	(61)	—	—	11,947	(61)
U.S. agency mortgage-backed securities	11,876	(101)	—	—	11,876	(101)
U.S. agency collateralized mortgage obligations	22,235	(167)	3,230	(51)	25,465	(218)
Private collateralized mortgage obligations	—	—	4,714	(432)	4,714	(432)
Corporate bonds	2,985	(41)	994	(6)	3,979	(47)
Obligations of states & political subdivisions	16,616	(225)	1,997	(36)	18,613	(261)

Total debt securities	65,659	(595)	10,935	(525)	76,594	(1,120)

Marketable equity securities	—	—	—	—	—	—

Total temporarily impaired securities	65,659	(595)	10,935	(525)	76,594	(1,120)

In the debt security portfolio, there are 138 positions that were considered temporarily impaired at September 30, 2013. Two PCMOs, which have had impairment recorded at some point in time, are the only instruments considered other-than-temporarily impaired at September 30, 2013.

The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. U.S. generally accepted accounting principles provide for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss), which is recognized in earnings, and (b) the amount of total OTTI related to all other factors, which is recognized, net of taxes, as a component of accumulated other comprehensive income. This accounting treatment was only applicable to three of the Corporation’s PCMOs, since these were the only instruments management deemed to be other-than-temporarily impaired and have experienced some impairment.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The impairment on the PCMOs is a result of a deterioration of expected cash flows on these securities due to higher projected credit losses than the amount of credit protection carried by these securities. Specifically, the foreclosure and severity rates have been running at levels where expected principal losses are in excess of the remaining credit protection on these instruments. The projected principal losses are based on prepayment speeds that are equal to or slower than the actual last twelve-month prepayment speeds the particular securities have experienced. Every quarter, management evaluates third-party reporting that shows projected principal losses based on various prepayment speed and severity rate scenarios. Based on the assumption that all loans over 60 days delinquent will default and at a severity rate equal to or above that previously experienced, and based on historical and expected prepayment speeds, management determined that it was appropriate to take additional impairment on two PCMOs in the third quarter of 2013.

The following tables reflect the amortized cost, market value, and unrealized loss as of September 30, 2013 and 2012, on the PCMO securities held which had impairment taken in each respective year. In 2013, there were three PCMOs that had impairment taken whereas in 2012 there were only two. The values shown are after the Corporation recorded year-to-date impairment charges of $157,000 through September 30, 2013, and $86,000 through September 30, 2012. The $157,000 and $86,000 are deemed to be credit losses and are the amounts that management expects the principal losses will be by the time these securities mature. The remaining $166,000 and $308,000 of unrealized losses, as of September 30, 2013, and September 30, 2012, respectively, are deemed to be market value losses that are considered temporary.

SECURITY IMPAIRMENT CHARGES

(DOLLARS IN THOUSANDS)

As of September 30, 2013
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Impaired private collateralized mortgage obligations	3,411	3,245	(166)	(157)

As of September 30, 2012
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Impaired private collateralized mortgage obligations	3,605	3,297	(308)	(86)

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held:

CREDIT LOSSES RECOGNIZED IN EARNINGS ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	$	$	$	$

Beginning balance	1,090	977	977	1,057

Credit losses on debt securities for which other-than-
temporary impairment has not been previously recognized	—	—	—	—

Additional credit losses on debt securities for which other-
than-temporary impairment was previously recognized	44	—	157	86

Sale of debt securities with previously recognized impairment	(89)	—	(89)	(166)

Ending balance	1,045	977	1,045	977

Recent market conditions throughout the financial sector have made the evaluation regarding the possible impairment of PCMOs difficult to fully determine given the volatility of their pricing, based not only on interest rate changes, but on collateral uncertainty as well. This is not the case for the Corporation’s mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) holdings which are backed by the U.S. government. They experience significantly less volatility and uncertainty than the PCMO securities. The Corporation has not experienced any impairment on U.S. government MBS or CMO securities and does not expect impairment in the future on these instruments. The Corporation’s PCMO holdings make up a small minority of the total MBS, CMO, and PCMO securities held. As of September 30, 2013, on an amortized cost basis, PCMOs accounted for 4.7% of the Corporation’s total MBS, CMO, and PCMO holdings, compared to 6.4% as of December 31, 2012. During the third quarter of 2013, one PCMO security was sold which had an amortized cost of $1 million. This sale left the Corporation with three PCMOs held, with one of the three investment grade, rated A+ by S&P. The remaining two securities were rated below investment grade. Impairment charges, as detailed above, were taken on the securities rated below investment grade in both 2013 and 2012.

The unrealized loss position of all of the Corporation’s PCMOs has improved since December 31, 2012. The PCMO net unrealized losses stood at $373,000 as of December 31, 2012, and improved to a $118,000 net unrealized loss as of September 30, 2013. One of the three PCMOs is carrying an unrealized gain based on current book values. Management has concluded that, as of September 30, 2013, the unrealized losses outlined in the Security Impairment Charges table above represent temporary declines. Management currently does not intend to sell these securities as a result of unrealized holding losses carried and impairment taken, and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity. While management does not intend to sell these securities related to their impairment, it is standard practice to sell off smaller MBS, CMO, and PCMO instruments once normal principal payments have reduced the size of the security to less than $1 million. This is done to reduce the administrative costs and improve the efficiency of the entire portfolio.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements
3.	Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of September 30, 2013, and December 31, 2012.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2013	2012
	$	$
Commercial real estate
Commercial mortgages	97,661	91,943
Agriculture mortgages	110,673	85,501
Construction	8,503	16,435
Total commercial real estate	216,837	193,879

Consumer real estate (a)
1-4 family residential mortgages	124,520	126,686
Home equity loans	10,940	13,122
Home equity lines of credit	19,837	15,956
Total consumer real estate	155,297	155,764

Commercial and industrial
Commercial and industrial	27,720	27,503
Tax-free loans	18,343	17,991
Agriculture loans	13,548	15,204
Total commercial and industrial	59,611	60,698

Consumer	3,863	3,872

Gross loans prior to deferred fees	435,608	414,213
Less:
Deferred loan costs, net	(308)	(146)
Allowance for loan losses	7,283	7,516
Total net loans	428,633	406,843

(a)	Real estate loans serviced for Fannie Mae, which are not included in the Consolidated Balance Sheets, totaled $4,334,000 and $6,014,000 as of September 30, 2013, and December 31, 2012, respectively.

The attached Financial Condition section of Management’s Discussion and Analysis explains the changes occurring to the loan portfolio; however it is appropriate to immediately cover the most significant changes that are shown above. The Corporation experienced rapid agricultural real estate loan growth in the third quarter of 2013 that was much the product of loans in the pipeline that were being worked on in the second quarter of 2013. In many of the cases the economic conditions of the farmers had improved sufficiently to move ahead with new projects. Additionally, since December 31, 2012, $9.6 million of construction loans converted to permanent financing with $7.7 million of these converting to commercial mortgages and $1.9 million converting to agricultural mortgages. The only other significant move within the loan portfolio was the furthering of the trend of less fixed rate home equity loans and more home equity lines of credit.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of September 30, 2013, and December 31, 2012. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

September 30, 2013	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	85,801	108,389	6,056	26,258	18,109	12,890	257,503
Special Mention	5,148	—	—	211	—	310	5,669
Substandard	6,712	2,284	2,447	1,251	234	348	13,276
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	97,661	110,673	8,503	27,720	18,343	13,548	276,448

December 31, 2012	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	83,376	82,103	13,145	25,182	17,752	14,379	235,937
Special Mention	798	622	—	355	—	81	1,856
Substandard	7,769	2,776	3,290	1,966	239	744	16,784
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	91,943	85,501	16,435	27,503	17,991	15,204	254,577

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of September 30, 2013 and December 31, 2012:

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

September 30, 2013	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	124,279	10,940	19,837	3,851	158,907
Non-performing	241	—	—	12	253

Total	124,520	10,940	19,837	3,863	159,160

December 31, 2012	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	126,187	12,983	15,956	3,872	158,998
Non-performing	499	139	—	—	638

Total	126,686	13,122	15,956	3,872	159,636

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of September 30, 2013 and December 31, 2012:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
September 30, 2013	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	120	209	—	329	97,332	97,661	—
Agriculture mortgages	—	72	—	72	110,601	110,673	—
Construction	—	—	—	—	8,503	8,503	—
Consumer real estate
1-4 family residential mortgages	1,078	217	241	1,536	122,984	124,520	241
Home equity loans	109	—	—	109	10,831	10,940	—
Home equity lines of credit	—	—	—	—	19,837	19,837	—
Commercial and industrial
Commercial and industrial	79	—	102	181	27,539	27,720	—
Tax-free loans	—	—	—	—	18,343	18,343	—
Agriculture loans	—	—	—	—	13,548	13,548	—
Consumer	8	—	12	20	3,842	3,863	12
Total	1,394	498	355	2,247	433,360	435,608	253

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2012	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	347	—	347	91,596	91,943	—
Agriculture mortgages	79	—	—	79	85,422	85,501	—
Construction	—	—	—	—	16,435	16,435	—
Consumer real estate
1-4 family residential mortgages	780	187	308	1,275	125,411	126,686	308
Home equity loans	98	36	—	134	12,988	13,122	—
Home equity lines of credit	14	—	—	14	15,942	15,956	—
Commercial and industrial
Commercial and industrial	179	—	8	187	27,316	27,503	6
Tax-free loans	—	—	—	—	17,991	17,991	—
Agriculture loans	74	—	—	74	15,130	15,204	—
Consumer	8	5	—	13	3,859	3,872	—
Total	1,232	575	316	2,123	412,090	414,213	314

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2013 and December 31, 2012:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2013	2012
	$	$

Commercial real estate
Commercial mortgages	773	915
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	150	191
Home equity loans	129	139
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	133	53
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,185	1,298

As of September 30, 2013 and December 31, 2012, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three and nine months ended September 30, 2013 and September 30, 2012, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	$	$	$	$

Average recorded balance of impaired loans	2,853	3,074	2,862	3,286
Interest income recognized on impaired loans	28	50	85	106

Interest income on impaired loans would have increased by approximately $22,000 for the three months ended September 30, 2013, and $64,000 for the nine months ended September 30, 2013, compared to $4,000 and $65,000 for the three and nine months ended September 30, 2012, respectively, had these loans performed in accordance with their original terms.

During the nine months ended September 30, 2013 and 2012, there were no loan modifications made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of September 30, 2013, and December 31, 2012:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	1,224	1,321	—	1,159	1
Agriculture mortgages	1,603	1,603	—	1,613	84
Construction	—	—	—	—	—
Total commercial real estate	2,827	2,924	—	2,772	85

Commercial and industrial
Commercial and industrial	31	31	—	45	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	31	31	—	45	—

Total with no related allowance	2,858	2,955	—	2,817	85

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	102	102	8	45	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	102	102	8	45	—

Total with a related allowance	102	102	8	45	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,224	1,321	—	1,159	1
Agriculture mortgages	1,603	1,603	—	1,613	84
Construction	—	—	—	—	—
Total commercial real estate	2,827	2,924	—	2,772	85

Commercial and industrial
Commercial and industrial	133	133	8	90	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	133	133	8	90	—

Total	2,960	3,057	8	2,862	85

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	310	310	—	401	—
Agriculture mortgages	1,629	1,629	—	1,643	112
Construction	—	—	—	—	—
Total commercial real estate	1,939	1,939	—	2,044	112

Commercial and industrial
Commercial and industrial	53	93	—	129	20
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	53	93	—	129	20

Total with no related allowance	1,992	2,032	—	2,173	132

With an allowance recorded:
Commercial real estate
Commercial mortgages	935	1,032	110	1,030	3
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	935	1,032	110	1,030	3

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	935	1,032	110	1,030	3

Total by loan class:
Commercial real estate
Commercial mortgages	1,245	1,342	110	1,431	3
Agriculture mortgages	1,629	1,629	—	1,643	112
Construction	—	—	—	—	—
Total commercial real estate	2,874	2,971	110	3,074	115

Commercial and industrial
Commercial and industrial	53	93	—	129	20
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	53	93	—	129	20

Total	2,927	3,064	110	3,203	135

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2012	3,575	1,510	1,640	61	730	7,516

Charge-offs	—	(78)	(41)	(6)	—	(125)
Recoveries	—	—	16	—	—	16
Provision	(355)	48	281	7	(31)	(50	)(1)

Balance - March 31, 2013	3,220	1,480	1,896	62	699	7,357

Charge-offs	—	—	—	—	—	—
Recoveries	—	—	16	—	—	16
Provision	8	(22)	(107)	19	2	(100	)(1)

Ending Balance - June 30, 2013	3,228	1,458	1,805	81	701	7,273

Charge-offs	—	—	—	(10)	—	(10)
Recoveries	—	—	19	1	—	20
Provision	494	(26)	(213)	7	(262)	—	(1)

Ending Balance - September 30, 2013	3,722	1,432	1,611	79	439	7,283

(1)	The Corporation recognized a $50,000 credit provision in the first quarter of 2013, and a $100,000 credit provision in the second quarter of 2013, with no provision recorded in the third quarter of 2013, for a total year-to-date credit provision of $150,000, as a result of lower levels of non-performing and delinquent loans and minimum charge-offs.

During the first quarter of 2013, a large commercial real estate (CRE) loan was upgraded and was no longer considered substandard, reducing the required provision for this loan type. Conversely, a commercial and industrial (C&I) loan moved from pass to substandard increasing the related required provision. In the second quarter of 2013, paydowns and payoffs of C&I loans reduced the required provision. This continued in the third quarter of 2013 including the upgrading of a C&I loan. The sharp third quarter increase in both commercial real estate and agricultural real estate loans, which are included in the same column, was primarily responsible for the sharp increase in the provision for these loans.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2011	3,441	1,424	2,825	61	729	8,480

Charge-offs	—	—	(42)	(5)	—	(47)
Recoveries	—	—	20	5	—	25
Provision	(371)	(103)	214	(6)	16	(250	)(1)

Balance - March 31, 2012	3,070	1,321	3,017	55	745	8,208

Charge-offs	—	—	(5)	(2)	—	(7)
Recoveries	—	—	23	3	—	26
Provision	41	96	(434)	4	(57)	(350	)(1)

Ending Balance - June 30, 2012	3,111	1,417	2,601	60	688	7,877

Charge-offs	—	—	—	(2)	—	(2)
Recoveries	15	—	3	1	—	19
Provision	296	(14)	(457)	(5)	(70)	(250	)(1)

Ending Balance - September 30, 2012	3,422	1,403	2,147	54	618	7,644

(1)	The Corporation recognized a $250,000 credit provision in the first quarter of 2012, a $350,000 credit provision in the second quarter of 2012, and a $250,000 credit provision in the third quarter of 2012, as a result of lower levels of non-performing and delinquent loans, minimum charge-offs, and a decline in loan balances.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of September 30, 2013 and December 31, 2012:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of Septermber 30, 2013:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	8	—	—	8
Ending balance: collectively evaluated
for impairment	3,722	1,432	1,603	79	439	7,275

Loans receivable:
Ending balance	216,837	155,297	59,611	3,863		435,608
Ending balance: individually evaluated
for impairment	2,827	—	133	—		2,960
Ending balance: collectively evaluated
for impairment	214,010	155,297	59,478	3,863		432,648

As of December 31, 2012:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	110	—	—	—	—	110
Ending balance: collectively evaluated
for impairment	3,465	1,510	1,640	61	730	7,406

Loans receivable:
Ending balance	193,879	155,764	60,698	3,872		414,213
Ending balance: individually evaluated
for impairment	2,874	—	53	—		2,927
Ending balance: collectively evaluated
for impairment	191,005	155,764	60,645	3,872		411,286

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of September 30, 2013, and December 31, 2012, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	September 30, 2013
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	36,920	—	36,920
U.S. agency mortgage-backed securities	—	48,137	—	48,137
U.S. agency collateralized mortgage obligations	—	37,558	—	37,558
Private collateralized mortgage obligations	—	4,167	—	4,167
Corporate bonds	—	52,625	—	52,625
Obligations of states & political subdivisions	—	97,053	—	97,053
Marketable equity securities	4,245	—	—	4,245

Total securities	4,245	276,460	—	280,705

On September 30, 2013, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of September 30, 2013, the CRA fund investments had a $4,000,000 book and fair market value and the bank stocks had a book value of $222,000, and fair market value of $245,000.

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

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no level III securities as of September 30, 2013 or December 31, 2012.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2013 and December 31, 2012, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	September 30, 2013
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	2,952	2,952
OREO	—	—	264	264
Total	—	—	3,216	3,216

	December 31, 2012
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	2,817	2,817
OREO	—	—	264	264
Total	—	—	3,081	3,081

The Corporation had a total of $2,960,000 of impaired loans as of September 30, 2013, with $8,000 of specifically allocated allowance against these loans. The Corporation had a total of $2,927,000 of impaired loans as of December 31, 2012, with $110,000 of specifically allocated allowance against these loans. Impaired loans are valued based on a discounted present value of expected future cash flows.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. The Corporation’s OREO balance consisted of one residential property that was classified as OREO as of September 30, 2013, and December 31, 2012. Management has estimated the current value of the OREO property at $264,000 utilizing level III pricing. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

	Fair Value	Valuation
	Estimate	Techniques	Unobservable	Range
September 30, 2013:	$	$	Input	(Weighted Avg)

Impaired loans	2,952	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
expenses (2)

OREO	264	Appraisal of	Liquidation	-2% to -10% (-6%)
		collateral (1),(3)	expenses (2)

December 31, 2012:

Impaired loans	2,817	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
expenses (2)

OREO	264	Appraisal of	Liquidation	-2% to -10% (-6%)
		collateral (1),(3)	expenses (2)

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Corporation's financial instruments at September 30, 2013 and December 31, 2012, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	September 30, 2013
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	30,332	30,332	30,332	—	—
Securities available for sale	280,705	280,705	4,245	276,460	—
Loans held for sale	308	308	308	—	—
Loans, net of allowance	428,633	437,034	—	—	437,034
Regulatory stock	3,415	3,415	3,415	—	—
Bank owned life insurance	19,719	19,719	19,719	—	—
Accrued interest receivable	3,332	3,332	3,332	—	—

Financial Liabilities:
Demand deposits	165,874	165,874	165,874	—	—
Interest-bearing demand deposits	15,294	15,294	15,294	—	—
NOW accounts	64,710	64,710	64,710	—	—
Savings accounts	119,702	119,702	119,702	—	—
Money market deposit accounts	59,132	59,132	59,132	—	—
Time deposits	218,039	221,812	—	—	221,812
Total deposits	642,751	646,524	424,712	—	221,812

Long-term debt	65,000	67,201	—	—	67,201
Accrued interest payable	692	692	692	—	—

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

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of September 30, 2013, firm loan commitments were $12.1 million, unused lines of credit were $119.0 million, and open letters of credit were $7.8 million. The total of these commitments was $138.9 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

7. Accumulated Other Comprehensive Income

The activity in accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2012	6,663

Other comprehensive income (loss) before reclassifications	(712)
Amount reclassified from accumulated other comprehensive income (loss)	(606)
Period change	(1,318)

Balance at March 31, 2013	5,345
Other comprehensive income (loss) before reclassifications	(6,000)
Amount reclassified from accumulated other comprehensive income (loss)	(428)
Period change	(6,428)

Balance at June 30, 2013	(1,083)
Other comprehensive income (loss) before reclassifications	(600)
Amount reclassified from accumulated other comprehensive income (loss)	(326)
Period change	(926)

Balance at September 30, 2013	(2,009)

Balance at December 31, 2011	4,221

Other comprehensive income before reclassifications	260
Amount reclassified into accumulated other comprehensive income (loss)	(227)
Period change	33

Balance at March 31, 2012	4,254
Other comprehensive income before reclassifications	1,140
Amount reclassified into accumulated other comprehensive income (loss)	(152)
Period change	988

Balance at June 30, 2012	5,242
Other comprehensive income before reclassifications	1,695
Amount reclassified into accumulated other comprehensive income (loss)	(226)
Period change	1,469

Balance at September 30, 2012	6,711

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months Ended
	September 30,		Affected Line Item
	2013	2012	in the Statements of
	$	$	Income
Securities available-for-sale:
Net securities gains reclassified into earnings	537	342	Gains on securities transactions, net
Related income tax expense	(182)	(116)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	355	226

Net impairment losses reclassified into earnings	(44)	—	Impairment losses on securities
Related income tax expense	15	—	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	(29)	—
Total reclassifications for the period	326	226

(1) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Nine Months Ended
	September 30,		Affected Line Item
	2013	2012	in the Statements of
	$	$	Income
Securities available-for-sale:
Net securities gains reclassified into earnings	2,216	1,003	Gains on securities transactions, net
Related income tax expense	(753)	(341)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	1,463	662

Net impairment losses reclassified into earnings	(157)	(86)	Impairment losses on securities
Related income tax expense	54	29	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	(103)	(57)
Total reclassifications for the period	1,360	605

(1) Amounts in parentheses indicate debits.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

8.	Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Corporation adopted this standard on January 1, 2013. The effect of adopting this standard increased our disclosure surrounding reclassification items out of accumulated other comprehensive income.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	National and local economic conditions
•	Real estate market and its impact on the loan portfolio
•	Monetary and interest rate policies of the Federal Reserve Board
•	Volatility of the securities markets including the valuation of securities
•	Future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government
•	Effects of deteriorating economic conditions and the prolonged economic weakness, specifically the effect on loan customers to repay loans
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Changes in customer behavior impacting deposit levels and loan demand
•	Changes in accounting principles, policies, or guidelines
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
•	The impact of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations issued thereunder
•	Possible impacts of the capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Results of Operations

Overview

The Corporation recorded net income of $1,741,000 and $5,571,000 for the three and nine-month periods ended September 30, 2013, an 11.2% and 9.0% decrease, from the $1,960,000 and $6,120,000 earned during the same periods in 2012. Earnings per share, basic and diluted, were $0.61 and $1.95 for the three and nine months ended September 30, 2013, compared to $0.69 and $2.14 for the same periods in 2012.

The Corporation’s net interest income increased for the three months ended September 30, 2013, and decreased for the nine months ended September 30, 2013, compared to the same periods in 2012. Net interest income was $5,423,000 for the third quarter of 2013, compared to $5,407,000 for the same quarter of 2012, a 0.3% increase. Year-to-date net interest income was $15,907,000 as of September 30, 2013, a 3.8% decrease, from the $16,539,000 earned in the first nine months of 2012. The Corporation’s net interest margin was 3.18% for the third quarter of 2013, compared to 3.31% for the third quarter of 2012. The Corporation’s year-to-date net interest margin was 3.16% through September 30, 2013, compared to 3.39% for the same period in 2012.

The Corporation did not record a provision for loan losses in the third quarter of 2013, and recorded a credit provision for loan losses of $150,000 for the year-to-date period compared to credit provisions of $250,000 and $850,000 for the three and nine months ended September 30, 2012, respectively. Improvements in asset quality, as evidenced by lower levels of non-performing and delinquent loans, and minimal charge-offs allowed the Corporation to reverse a portion of the allowance for loan losses into earnings in 2012 and 2013, while still maintaining strong coverage ratios. In years prior to 2012, the provision expense was at an increased level to provide for higher levels of classified loans that existed during those periods. When classified loans first began to decline in the fourth quarter of 2011, the provision for loan losses was initially reduced. In 2012, with further declines in classified assets, along with low levels of non-performing and delinquent loans, and an overall decrease in outstanding loan balances, the quarterly allowance for loan loss calculation supported taking a credit provision. With the credit provisions in 2012 and the first nine months of 2013, the allowance for loan losses as a percentage of total loans declined to 1.67% as of September 30, 2013, compared to 1.90% as of September 30, 2012. More detail is provided in the Provision for Loan Losses section that follows and the Allowance for Loan Losses section under Financial Condition.

Other income, excluding the gain or loss on the sale of securities and impairment losses on securities, increased 2.1%, or $30,000, for the third quarter of 2013, compared to 2012. For the first nine months of 2013, other income, excluding the gain or loss on the sale of securities and impairment losses on securities, decreased 2.7%, or $127,000, compared to the same period in 2012. Meanwhile, operational costs for the three months ended September 30, 2013, compared to the same period in 2012, increased at a pace of 5.4%, or $276,000. For the first nine months of 2013, total operational costs increased by 2.8%, or $434,000, over the same period in 2012.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the three and nine-month periods ended September 30, 2013, compared to the same periods in the prior year due to the decrease in the Corporation’s income.

Key Ratios	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Return on Average Assets	0.86%	1.00%	0.93%	1.06%
Return on Average Equity	8.37%	8.93%	8.55%	9.60%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Non-interest income
32

Index ENB FINANCIAL CORP Management’s Discussion and Analysis
•	Non-interest expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In the first nine months of 2013, NII generated 70.5% of the Corporation’s gross revenue stream, which consists of net interest income and non-interest income, compared to 74.5% in the first nine months of 2012. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $548,000 and $1,684,000 for the three and nine months ended September 30, 2013, compared to $549,000 and $1,619,000 for the same periods in 2012.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	$	$	$	$
Total interest income	6,745	6,967	20,007	21,465
Total interest expense	1,322	1,560	4,100	4,926

Net interest income	5,423	5,407	15,907	16,539
Tax equivalent adjustment	548	549	1,684	1,619

Net interest income (fully taxable equivalent)	5,971	5,956	17,591	18,158

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

The fact that the Federal funds rate and the Prime rate have remained at these very low levels for nearly five years has generally had offsetting positive and negative impacts to the Corporation’s NII, however the long-term trend has been lower NII and margin. The decrease in the Federal funds rate has reduced the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense, while the decrease in the Prime rate has reduced the yield on the Corporation’s Prime-based loans. The Corporation’s fixed rate loans do not reprice as rates change; however, with the steep decline in interest rates and a prolonged period with lower market rates, more customers have refinanced into lower fixed rate loans or moved into Prime-based loans. Management has instituted floors on certain loan instruments and revised pricing standards to help slow the reduction of loan yield during this historically low-rate period. Most of those floors have gradually been removed as the historically low interest rate environment continued and competitive pressures grew in terms of retaining and attracting new loans. As a result, loan yields have fallen. However, with significant loan growth during the third quarter of 2013, volume has helped to offset the declining yields and asset reallocation from securities to loans has increased overall asset yields. Additionally, yields on the Corporation’s securities had declined during the first half of 2013, but with the increase in long-term Treasury rates at the end of the second quarter, new investments made in the third quarter were at higher yields helping to increase the yield on the securities portfolio. These factors helped to increase NII and the margin for the third quarter of 2013 compared to the second quarter of 2013.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Short-term interest rates have remained very low over the past four years as a result of the economic recession and slow recovery. The very low overnight rates and the recently higher longer-term rates have helped to provide an increased positive slope on the treasury curve despite low long-term rates from a historical standpoint. The positive slope has increased more recently with overnight rates close to 0.25% and the 10-year U.S. Treasury close to 2.70%. The positive slope of the yield curve has fluctuated many times in the past two years with the overnight rates remaining the same, with the 10-year U.S. Treasury varying between as high as 2.39% in 2012 and 2.98% in 2013, and as low as 1.43% in 2012, and 1.66% in 2013. As of September 30, 2013, the 10-year U.S. Treasury rate was 2.64%, which provided for 239 basis points of slope off the overnight rate of 0.25%. It was only at the end of June that the longer-term Treasury rates spiked as a result of comments made by the Federal Reserve Board. Prior to this time, the 10-year Treasury was close to 2.00%.

The recent strengthening in the slope of the yield curve has provided management with opportunities to invest excess liquidity in securities with more attractive yields than were available previously and should continue to do so in the foreseeable future. However, the increase in rates also caused significant valuation declines in the Corporation’s securities. The impact of these declines was immediate and far-reaching. Beyond directly affecting capital, the lower valuations have already significantly impacted management’s asset liability strategies in terms of taking gains and repositioning the portfolio to prepare for higher interest rates. The impact on the Corporation’s capital is discussed later in the Stockholders’ Equity section under Financial Condition.

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

Although long-term Treasury rates increased significantly at the end of the second quarter, management currently anticipates that the overnight interest rate and Prime rate will remain at these historically low levels through the remainder of 2013 and well into 2014 because of the current economic conditions. It is also likely that the 10-year U.S. Treasury will continue to trade in a higher range than early 2013, but will still be low based on historical standards. This will result in a positive slope in excess of the slope in early 2013. This will allow management to continue to price the vast majority of liabilities off very low short-term rates, while pricing loans and investing in longer securities, which are based off the 5-year and 10-year U.S. Treasury rates that are above short-term rates. With more slope in the 5 and 10-year area of the yield curve, investment opportunities have improved and trends are more favorable now to improving net interest margin. As long as short-term rates remain compressed and long-term rates remain more attractive than earlier in the year, liabilities can continue to be priced off the short end of the curve and investments and loans can be priced off the longer end of the curve.

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

The Corporation’s margin was 3.18% for the third quarter of 2013, a 13 basis-point decrease from the 3.31% for the third quarter of 2012. However, on a sequential basis, margin increased five basis points from the second quarter to the third quarter of 2013. For the year-to-date period, the Corporation’s margin was 3.16%, a 23 basis-point decline from the 3.39% for the nine months ended September 30, 2012. Although it has become challenging to prevent margin declines, the Corporation has done well in consistently reducing its cost of funds in order to maintain a sufficient margin. As cost of funds savings become harder to achieve, the only way to stabilize and increase net interest margin is through increases in asset yield, which has now begun to happen given the increase in mid and long-term Treasury rates.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

For the third quarter of 2013, the Corporation’s NII on an FTE basis increased by $15,000, or 0.3%, compared to the same period in 2012. For the nine months ended September 30, 2013, the Corporation’s NII on an FTE basis decreased by $567,000, or 3.1%, compared to the nine months ended September 30, 2012. As shown on the tables that follow, interest income, on an FTE basis for the quarter ending September 30, 2013, decreased by $223,000, or 3.0%, and interest expense decreased by $238,000, or 15.3%, compared to the same period in 2012. For the first nine months of 2013, interest income and interest expense on an FTE basis decreased by $1,393,000, or 6.0%, and $826,000, or 16.8%, respectively, compared to the first nine months of 2012.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended September 30,
	2013			2012
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	19,674	18	0.36	22,208	24	0.42

Securities available for sale:
Taxable	193,895	1,036	2.14	198,287	1,005	2.03
Tax-exempt	105,290	1,365	5.18	92,348	1,380	5.98
Total securities (d)	299,185	2,401	3.21	290,635	2,385	3.29

Loans (a)	428,886	4,862	4.53	402,523	5,104	5.06

Regulatory stock	3,791	12	1.24	4,077	3	0.34

Total interest earning assets	751,536	7,293	3.88	719,443	7,516	4.18

Non-interest earning assets (d)	50,411			58,033

Total assets	801,947			777,476

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	138,529	63	0.18	121,162	68	0.22
Savings deposits	120,227	17	0.06	110,416	30	0.11
Time deposits	220,948	773	1.39	237,583	963	1.61
Borrowed funds	68,318	469	2.72	70,972	499	2.80
Total interest bearing liabilities	548,022	1,322	0.96	540,133	1,560	1.15

Non-interest bearing liabilities:

Demand deposits	168,239			146,335
Other	3,206			3,722

Total liabilities	719,467			690,190

Stockholders' equity	82,480			87,286

Total liabilities & stockholders' equity	801,947			777,476

Net interest income (FTE)		5,971			5,956

Net interest spread (b)			2.92			3.03
Effect of non-interest
bearing funds			0.26			0.28
Net yield on interest earning assets (c)			3.18			3.31

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $282,000 as of September 30, 2013, and net deferred loan fees of $42,000 as of September 30, 2012.  Such fees and costs recognized through income and included in the interest amounts totaled ($21,000) in 2013, and $4,000 in 2012.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2013			2012
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	21,224	55	0.35	20,100	60	0.40

Securities available for sale:
Taxable	192,591	2,864	1.98	194,317	3,412	2.34
Tax-exempt	105,293	4,242	5.37	88,067	4,049	6.13
Total securities (d)	297,884	7,106	3.18	282,384	7,461	3.52

Loans (a)	420,370	14,507	4.60	407,461	15,552	5.09

Regulatory stock	3,958	23	0.77	4,216	11	0.34

Total interest earning assets	743,436	21,691	3.89	714,161	23,084	4.31

Non-interest earning assets (d)	55,926			57,022

Total assets	799,362			771,183

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	136,396	191	0.19	119,363	216	0.24
Savings deposits	117,989	50	0.06	107,729	86	0.11
Time deposits	223,429	2,410	1.44	236,868	2,969	1.67
Borrowed funds	69,249	1,449	2.80	74,619	1,655	2.96
Total interest bearing liabilities	547,063	4,100	1.00	538,579	4,926	1.22

Non-interest bearing liabilities:

Demand deposits	161,704			143,964
Other	3,477			3,483

Total liabilities	712,244			686,026

Stockholders' equity	87,118			85,157

Total liabilities & stockholders' equity	799,362			771,183

Net interest income (FTE)		17,591			18,158

Net interest spread (b)			2.89			3.09
Effect of non-interest
bearing funds			0.27			0.30
Net yield on interest earning assets (c)			3.16			3.39

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $228,000 as of September 30, 2013, and net deferred loan fees of $4,000 as of September 30, 2012.  Such fees and costs recognized through income and included in the interest amounts totaled ($55,000) in 2013, and ($1,000) in 2012.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Earnings and yields on loans have been negatively impacted by the very low Prime rate of 3.25% and the increased volume in Prime-based loans. Previously in 2011, management was able to price the majority of new Prime-based loans with a Prime floor of 4.00%, which acted to limit the loss in yield as customers converted to variable rate Prime- based pricing. However, as the competitive forces continued to intensify and Treasury rates further declined, management had to revert to pricing most commercial customers at the Prime rate by late 2011 and into 2012. The Prime rate is materially below typical fixed-rate business and commercial loans, which generally range between 3.50% and 6.00%, depending on term and credit risk. Management was able to price customers with higher levels of credit risk at Prime plus pricing but these rates were still generally below the fixed rate loan-pricing levels. While Prime-based loans will aid the Corporation when interest rates rise, any increase in Prime-based loans will generally cause the Corporation’s average loan yield to decrease. There are times when sufficient growth in the loan portfolio can make up for decreases in yield and provide a higher overall interest income on loans. However, with the Prime rate at extremely low levels, even with Prime-plus loans being originated, the net impact is generally a reduction of loan yield. This occurs as more variable rate loan growth is occurring than fixed rate loan growth. Additionally, many consumers and businesses are taking the opportunity presented by the historically low Prime rate to borrow additional amounts on existing lines of credit not fully utilized. The Corporation also benefits when growth in variable rate loans enables management to sell off lower yielding securities. Due to significant loan growth during the third quarter of 2013, the decrease in interest income from the loan portfolio declined at a much slower rate than in previous quarters.

Earnings and yields on the Corporation’s securities have also been negatively impacted by the historically low interest rates. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. The U.S. Treasury rates have remained at historically low levels since the Federal funds rate was reduced to 0.25% in December 2008. At the end of the second quarter, the increase in mid and long-term Treasury rates began to allow for reinvestment into the securities portfolio at slightly higher rates. However, due to the previously low rates, the Corporation’s taxable securities experienced an 11 basis-point increase in yield for the three months ended September 30, 2013, and a 36 basis-point reduction in yield for the nine months ended September 30, 2013, compared to the same periods in 2012. Tax-exempt security yields decreased by 80 basis points for the three months ended September 30, 2013, and 76 basis points for the nine months ended September 30, 2013, compared to the same periods in 2012. With recent investments into securities at higher yields, these declines in yield should decrease in the remainder of 2013 and into 2014.

The average balance of the Corporation’s interest bearing liabilities increased during 2013 as a result of an increase in deposits that was partially offset by a decrease in borrowed funds. The average balance of time deposits declined in the first nine months of 2013 compared to 2012, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits. Interest expense on deposits declined by $208,000 for the three months ended September 30, 2013, and $620,000 for the nine months ended September 30, 2013, compared to the same periods in 2012. Demand and savings deposits reprice in entirety whenever the offering rates are changed. This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels. Due to the size of rate decreases relative to the initial interest rate, the percentage decreases in the actual interest rates are very high. The annualized rate on interest bearing demand accounts decreased by 18.2% for the three-month period ended September 30, 2013, and 20.8% for the nine-month period ended September 30, 2013, compared to the prior year’s periods. Importantly, while the percentage of rate decreases is large, the scope of further reductions in dollar amount of interest expense is very limited since rates cannot be reduced much lower. For the first nine months of 2013, the average balances of interest bearing demand deposits increased by $17.0 million, or 14.3%, over the same period in 2012, while the average balance of savings accounts increased by $10.3 million, or 9.5%, over the same period in 2012. This increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2013 compared to 2012.

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During 2012 and through the third quarter of 2013, time deposit balances decreased. The decrease can be attributed to the lowest rates paid historically on time deposits, which has caused the differential between time deposit rates and rates on non-maturing deposits to be minimal. As a result, customers have elected to keep more of their funds in non-maturity deposits and fewer in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a lower cost and more balanced deposit funding position. The Corporation was able to reduce interest expense on time deposits by $190,000, or 19.7%, for the third quarter of 2013, compared to the same period in 2012, and $559,000, or 18.8%, for the nine months ended September 30, 2013, compared to the same period in 2012. Average balances decreased by $16.6 million, or 7.0%, and $13.4 million, or 5.7%, for the three and nine months ended September 30, 2013, compared to the same periods in 2012. The annualized rate paid on time deposits decreased by 22 basis points for the three-month period and 23 basis points for the nine-month period when comparing both years.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. In the first nine months of 2013, the Corporation used some excess cash to pay off long-term debt. No short-term advances were utilized in 2013, but average short-term advances of $1,414,000 were utilized in the first nine months of 2012. Average overnight fed funds borrowings of $295,000 and $141,000 are included in the total borrowings for the nine months ended September 30, 2013, and September 30, 2012, respectively. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. The Corporation decreased average total borrowings by $2.7 million, or 3.7%, in the third quarter of 2013 compared to the same quarter in 2012, and $5.4 million, or 7.2%, for the nine months ended September 30, 2013, compared to the same period in 2012. Interest expense was $30,000, or 6.0% lower for the three-month period and $206,000, or 12.4% lower for the nine-month period when comparing 2013 to 2012.

The NIM was 3.18% for the third quarter of 2013, and 3.16% for the nine months ended September 30, 2013, compared to 3.31% and 3.39% for the same periods in 2012. For the quarter ended September 30, 2013, the net interest spread decreased eleven basis points to 2.92%, from 3.03% for the same period in 2012. For the nine-month period ended September 30, 2013, the net interest spread decreased twenty basis points to 2.89%, from 3.09% for the same period in 2012. The effect of non-interest bearing funds dropped two basis points for the three-month period and three basis points for the nine-month period compared to the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities. For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio. The Corporation had no provision expense for the three months ended September 30, 2013, and had a credit provision of $150,000 for the nine months ended September 30, 2013, and credit provisions of $250,000 and $850,000 for the three and nine months ended September 30, 2012, respectively. The analysis of the loan loss allowance takes into consideration, among other things, the following factors:

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Prior to 2012, the annual provision expense was at increased levels to account for difficult economic conditions that had an impact on the financial health of the Corporation’s borrowers and a direct impact on asset quality. Throughout 2012 and into 2013, because of the factors listed above, the allowance for loan loss calculation indicated a need to reduce the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans. Management closely tracks delinquent loans as a percentage of the loan portfolio. As of September 30, 2013, total delinquencies represented 0.76% of total loans, compared to 0.68% as of September 30, 2012. These ratios are extremely low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The prolonged economic downturn, including devaluation of residential and commercial real estate, has stressed these ratios, although valuations have recently shown improvements and levels of classified loans have continued to decline and are significantly lower than levels in 2011 and 2012. The delinquency and classified loan information is utilized in the quarterly allowance for loan loss (ALLL) calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. Generally, management will evaluate and adjust, if necessary, the provision expense each quarter based upon completion of the quarterly ALLL calculation. The provision reached a neutral level in the third quarter of 2013 where no charge or credit was necessary. Future provision amounts will depend on the amount of loan growth achieved versus levels of delinquent, non-performing, and classified loans.

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

In 2013, factors related to dairy farming have improved reflecting the improved outlook for the industry. Additionally, the factor related to the experience, ability, and depth of lending personnel and management was lowered reflecting low turnover and added depth in personnel. Additionally, as a reflection of improved real estate values both locally and nationally, the factor related to the value of underlying collateral was reduced. However, due to the significant loan growth that occurred in the third quarter of 2013, several qualitative factors were adjusted higher to reflect the higher volume in the loan portfolio.

The net of all qualitative factor changes in 2013 has resulted in a slightly higher required allowance for loan losses primarily due to the significant loan growth in the third quarter of 2013, assuming all other factors remained constant. Because the allowance for loan loss balance was already large enough to account for the higher requirement, no additional provision was made in the third quarter of 2013. The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses, based on the current environment.

Management monitors the allowance as a percentage of total loans. Because of the credit provision recorded in 2012 and in the first nine months of 2013, the percentage of the allowance to total loans has decreased slightly since December 31, 2012, but still remains very high compared to historical percentages. As of September 30, 2013, the allowance as a percentage of total loans was 1.67%, down from 1.81% at December 31, 2012, and 1.90% at September 30, 2012. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Other Income

Other income for the third quarter of 2013 was $1,939,000, an increase of $181,000, or 10.3%, compared to the $1,758,000 earned during the third quarter of 2012. For the year-to-date period ended September 30, 2013, other income totaled $6,671,000, an increase of $1,015,000, or 17.9%, compared to the same period in 2012. The following tables detail the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012
	$	$	$	%

Trust and investment services	273	248	25	10.1
Service charges on deposit accounts	308	254	54	21.3
Other service charges and fees	153	139	14	10.1
Commissions	491	490	1	0.2
Gains on securities transactions, net	537	342	195	57.0
Impairment losses on securities	(44)	—	(44)	—
Gains on sale of mortgages	20	52	(32)	(61.5)
Earnings on bank owned life insurance	162	164	(2)	(1.2)
Other miscellaneous income	39	69	(30)	(43.5)

Total other income	1,939	1,758	181	10.3

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012
	$	$	$	%

Trust and investment services	883	816	67	8.2
Service charges on deposit accounts	827	860	(33)	(3.8)
Other service charges and fees	473	399	74	18.5
Commissions	1,467	1,454	13	0.9
Gains on securities transactions, net	2,216	1,003	1,213	120.9
Impairment losses on securities	(157)	(86)	(71)	82.6
Gains on sale of mortgages	208	183	25	13.7
Earnings on bank owned life insurance	480	762	(282)	(37.0)
Other miscellaneous income	274	265	9	3.4

Total other income	6,671	5,656	1,015	17.9

Service charges on deposit accounts increased by $54,000, or 21.3%, for the three months ended September 30, 2013, and decreased by $33,000, or 3.8%, for the nine months ended September 30, 2013, compared to the same periods in 2012. Overdraft service charges are the largest component of this category and comprised approximately 84% of the total deposit service charges for the three and nine months ended September 30, 2013. Total overdraft fees increased by $47,000, or 21.8%, and decreased by $45,000, or 6.0%, for the three and nine-month periods ended September 30, 2013, compared to the same periods in 2012. Transaction posting order was changed in mid-2012, which has resulted in lower year-to-date overdraft fees. However, due to increased customer activity in the third quarter of 2013, the quarter-to-date fees reflect an increase over the third quarter of 2012. Most of the other service charge areas showed minimal increases or decreases from the prior year.

Other service charges and fees increased by $14,000, or 10.1%, and $74,000, or 18.5%, for the three and nine months ended September 30, 2013, compared to the same periods in 2012. This is primarily due to an increase in loan-related fees. When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance. These amendments allow customers to obtain favorable terms without completely rewriting the loan. These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans. Loan modification fees increased by $2,000 for the three months ended September 30, 2013, and $76,000 for the nine months ended September 30, 2013, compared to the same periods in the prior year. Letter of credit fees increased by $6,000 for the three months ended September 30, 2013, and decreased by $14,000 for the nine months ended September 30, 2013. Loan administration fees, which consist primarily of mortgage document preparation fees, increased by $8,000 for the three months ended September 30, 2013, and $14,000 for the nine months ended September 30, 2013. Various other fee income categories increased or decreased slightly.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

For the three months ended September 30, 2013, $537,000 of gains on securities transactions excluding impairment were recorded compared to $342,000 for the same period in 2012. For the nine months ended September 30, 2013, $2,216,000 of gains on securities transactions were recorded compared to $1,003,000 for the nine months ended September 30, 2012. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses on securities fluctuate based on current market prices and the volume of security sales. Due to favorable market conditions, with U.S. Treasury rates lower and bond prices higher in the first half of 2013, management had more opportunities to sell securities at favorable gains. During the third quarter of 2013, with an increase in market rates that caused a devaluation in the securities portfolio, management sold securities to reposition the portfolio as well as take advantage of selective gains that were still available in some segments.

Impairment losses on securities were $44,000 for the three months ended September 30, 2013, with no corresponding impairment losses recorded in the third quarter of 2012. Impairment losses on securities were $157,000 for the nine months ended September 30, 2013, compared to $86,000 for the same period in 2012. Impairment losses occur when securities are written down to a lower value based on anticipated credit losses. Impairment losses of $20,000 were recorded on one private collateralized mortgage obligation (PCMO) in the first quarter of 2013; impairment losses of $93,000 were recorded on two PCMOs in the second quarter of 2013; and impairment losses of $44,000 were recorded on two PCMOs in the third quarter of 2013, resulting in the year-to-date impairment of $157,000 on three PCMOs, one of which was sold in the third quarter of 2013 at a $12,000 gain over impaired levels. Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section, under Financial Condition, in this filing.

Gains on the sale of mortgages were $20,000 for the three-month period ended September 30, 2013, compared to $52,000 for the same period in 2012, a $32,000, or 61.5% decrease. For the nine months ended September 30, 2013, gains on the sale of mortgages increased by $25,000, or 13.7%, compared to the same period in 2012. Secondary mortgage financing activity drives the gains on the sale of mortgages, and this activity increased in the first half of 2013 as refinancing activity was high due to the extremely low interest rate environment. When market rates increased at the end of the second quarter of 2013, mortgage activity slowed down significantly resulting in the quarterly decrease in gains.

For the nine months ended September 30, 2013, earnings on BOLI decreased by $282,000, or 37.0%, compared to the same period in 2012, caused by a BOLI claim in 2012 resulting in an additional $276,000 of income. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies, the actual annual return of the policies, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses.

Operating Expenses

Operating expenses for the third quarter of 2013 were $5,347,000, an increase of $276,000, or 5.4%, compared to the $5,071,000 for the third quarter of 2012. For the year-to-date period ended September 30, 2013, operating expenses totaled $16,199,000, an increase of $434,000, or 2.8%, compared to the same period in 2012. The following tables provide details of the Corporation’s operating expenses for the three and nine-month periods ended September 30, 2013, compared to the same periods in 2012.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012
	$	$	$	%

Salaries and employee benefits	3,193	3,020	173	5.7
Occupancy expenses	462	420	42	10.0
Equipment expenses	248	221	27	12.2
Advertising & marketing expenses	68	65	3	4.6
Computer software & data processing expenses	386	418	(32)	(7.7)
Bank shares tax	215	202	13	6.4
Professional services	297	262	35	13.4
Other operating expenses	478	463	15	3.2
Total Operating Expenses	5,347	5,071	276	5.4

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012
	$	$	$	%

Salaries and employee benefits	9,545	9,326	219	2.3
Occupancy expenses	1,303	1,261	42	3.3
Equipment expenses	716	657	59	9.0
Advertising & marketing expenses	307	285	22	7.7
Computer software & data processing expenses	1,193	1,216	(23)	(1.9)
Bank shares tax	644	618	26	4.2
Professional services	925	850	75	8.8
Other operating expenses	1,566	1,552	14	0.9
Total Operating Expenses	16,199	15,765	434	2.8

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise close to 60% of the Corporation’s total operating expenses. For the three months ended September 30, 2013, salaries and benefits increased $173,000, or 5.7%, from the same period in 2012. For the nine months ended September 30, 2013, salaries and benefits increased $219,000, or 2.3%, compared to the nine months ended September 30, 2012. Salaries increased by $148,000, or 6.6%, and employee benefits increased by $25,000, or 3.2%, for the three months ended September 30, 2013, compared to the same period in 2012. For the nine months ended September 30, 2013, salary expense increased by $149,000, or 2.2%, while employee benefits increased by $70,000, or 2.9%, compared to the nine months ended September 30, 2012. Salary and benefit expenses are growing primarily as a result of new staff costs for the Leola and Myerstown branch offices.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Occupancy expenses and equipment-related expenses increased minimally for both the three and nine-month periods ended September 30, 2013, compared to the same periods in the prior year. Increases in both of these areas can be attributed to expenses related to new branch locations.

Professional services expense increased $35,000, or 13.4%, and $75,000, or 8.8%, for the three and nine months ended September 30, 2013, compared to the same periods in 2012. These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services. Accounting and auditing fees increased by $27,000, or 58.1%, and $36,000, or 19.5%, for the three and nine months ended September 30, 2013, compared to the same periods in 2012. The increase was due to adjusting the accrual in 2013 to bring the year-to-date expense up to a reasonable level based on actual expected expenses for the accounting and audit area, as well as a decrease reflected in the 2012 accrual to account for over accrued fees in 2012. Payroll processing charges decreased by $22,000, or 52.5%, for the nine months ended September 30, 2013, compared to the same period in 2012, due to a change in payroll providers. Fees for administration of the pension and 401(K) plans increased $5,000 for the third quarter of 2013, and $21,000 for the nine months ended September 30, 2013, compared to the same periods in 2012. Other outside services expense increased $6,000, or 5.0%, and $42,000, or 12.3%, for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to a commercial lending sales initiative implemented in 2013. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes. For the three and nine months ended September 30, 2013, the Corporation recorded Federal income tax expense of $274,000 and $958,000, compared to tax expense of $384,000 and $1,160,000 for the three and nine months ended September 30, 2012. The effective tax rate for the Corporation was 13.6% for the three months ended September 30, 2013, compared to 16.4% for the same period in 2012. For the nine months ended September 30, 2013, the effective tax rate for the Corporation was 14.7%, compared to 15.9% for the year-to-date period in 2012.

Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and BOLI income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate. The effective tax rate is calculated by dividing the Corporation’s provision for Federal income taxes on the Consolidated Statements of Income by the income before income taxes for the applicable period.

The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation’s Holding Company has very limited taxable corporate net income activities. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is subject to Pennsylvania Bank Shares Tax. Like Federal Corporate income tax, the Pennsylvania Bank Shares Tax is a significant expense for the Corporation. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of September 30, 2013, the Corporation had $280.7 million of securities available for sale, which accounted for 35.3% of assets, compared to 38.2% as of December 31, 2012, and 38.8% as of September 30, 2012. Based on ending balances, the securities portfolio decreased 7.8% from September 30, 2012, and 8.2% from December 31, 2012.

The most significant event occurring by the end of the third quarter of 2013 was the sharp declines in the market valuation of the Corporation’s securities. These declines were a result of marked increases in mid-term and long-term interest rates that occurred on the heels of the Federal Reserve comments made on June 19, 2013. The Chairman of the Federal Reserve commented on the winding down of its $85 billion of bond purchases per month by later in 2013 and all together by mid-2014. This caused unsettling in the bond market with mid-term and longer term rates increasing rapidly. At the time of the remarks, the 10-year U.S. Treasury stood at a 2.20% yield. Within one week, the 10-year yield had risen to 2.60%. Since longer term interest rates were impacted the most, the Corporation’s longest securities, obligations of states and political subdivisions, saw the most declines. The table below summarizes the Corporation’s cost, unrealized gain or loss position, and fair value for each sector of the securities available for sale portfolio for the periods ending September 30, 2013, December 31, 2012, and September 30, 2012.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD		Net
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
September 30, 2013	$	$	$

U.S. government agencies	38,285	(1,365)	36,920
U.S. agency mortgage-backed securities	48,149	(12)	48,137
U.S. agency collateralized mortgage obligations	38,012	(454)	37,558
Private collateralized mortgage obligations	4,285	(118)	4,167
Corporate bonds	52,293	332	52,625
Obligations of states and political subdivisions	98,502	(1,449)	97,053
Total debt securities	279,526	(3,066)	276,460
Marketable equity securities	4,222	23	4,245
Total securities available for sale	283,748	(3,043)	280,705

December 31, 2012
U.S. government agencies	42,374	1,910	44,284
U.S. agency mortgage-backed securities	49,173	830	50,003
U.S. agency collateralized mortgage obligations	40,612	(12)	40,600
Private collateralized mortgage obligations	6,123	(373)	5,750
Corporate bonds	48,179	1,470	49,649
Obligations of states and political subdivisions	104,133	6,270	110,403
Total debt securities	290,594	10,095	300,689
Marketable equity securities	4,945	—	4,945
Total securities available for sale	295,539	10,095	305,634

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
September 30, 2012
U.S. government agencies	36,741	1,875	38,616
U.S. agency mortgage-backed securities	54,425	1,223	55,648
U.S. agency collateralized mortgage obligations	47,503	(83)	47,420
Private collateralized mortgage obligations	6,352	(417)	5,935
Corporate bonds	47,606	1,346	48,952
Obligations of states and political subdivisions	96,686	6,268	102,954
Total debt securities	289,313	10,212	299,525
Marketable equity securities	5,000	(44)	4,956
Total securities available for sale	294,313	10,168	304,481

Longer term interest rates have remained at higher levels throughout the third quarter but it is unknown whether these rates will increase even more, or decline after the recent run up in rates. While interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income security portfolio, there are also a number of other market factors that impact bond prices. Reduced demand for longer duration securities is having the largest impact to market pricing currently more than the absolute movement of interest rates. This can be demonstrated by looking back earlier in 2013 when the 10-year U.S. Treasury rate was at a similar level and unrealized gains on longer securities were much higher. Even in the past quarter, valuations were significantly reduced by the end of June, got slightly worse in July, worsened to a greater degree in August, and then improved by the end of September. It is evident that the market overreacted to the run up in rates initially and has settled back down more recently. Valuations will continue to be influenced by the timing of the reduction of longer term bond purchases by the Federal Reserve. Another important factor is the market’s projection of the timing of an increase in the overnight Federal funds rate. Even variations on the timing of this future event will impact the U.S. Treasury curve and the valuation of the Corporation’s securities.

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

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book value of $4.0 million. The Corporation also has a small portfolio of bank stocks with a book value of $222,000. These equity holdings make up less than 1.5% of the Corporation’s securities available for sale. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending
	September 30, 2013		December 31, 2012		September 30, 2012
	$	%	$	%	$	%

U.S. government agencies	36,920	13.2	44,284	14.5	38,616	12.7
U.S. agency mortgage-backed securities	48,137	17.1	50,003	16.4	55,648	18.3
U.S. agency collateralized mortgage obligations	37,558	13.4	40,600	13.3	47,420	15.6
Private collateralized mortgage obligations	4,167	1.5	5,750	1.9	5,935	1.9
Corporate debt securities	52,625	18.7	49,649	16.2	48,952	16.1
Obligations of states and political subdivisions	97,053	34.6	110,403	36.1	102,954	33.8
Equity securities	4,245	1.5	4,945	1.6	4,956	1.6

Total securities	280,705	100.0	305,634	100.0	304,481	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	risk-based capital considerations
•	federal income tax considerations with regard to obligations of states and political subdivisions.

Since September of 2012, the most significant changes occurring in the Corporation’s securities portfolio was a decrease in mortgage backed securities (MBS) and collateralized mortgage obligations (CMOs), and a decrease in obligations of states and political subdivisions. Due to the low interest rate environment and government purchases of MBS and CMO securities, pay downs received on these bonds have increased and reinvestments have been made into other segments of the portfolio in order to achieve higher yield and better instrument structure such as stronger prepayment and call protection. The obligations of states and political subdivisions have also been decreasing as a result of recent ALCO strategy to sell longer bonds in order to reposition the portfolio for a rates-up environment. The more significant components of the securities portfolio along with a more detailed explanation of their changes are discussed below.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s U.S. government agency sector decreased minimally since September 30, 2012, related to recent sales of several agency bonds to generate gains off of the portfolio. Generally, management’s goal is to maintain agency securities at approximately 15% of the investment portfolio. As of September 30, 2013, U.S. agencies represented 13.2% of the fair market value of the portfolio. Management continues to invest in agencies when advantageous to maintain a minimum sector weighting, maintain adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as foundational to the portfolio.

The decrease in the Corporation’s U.S. agency MBS and CMO sectors since September 30, 2012, occurred due to fast prepayment speeds and a lack of good options to reinvest back into the MBS or CMO segments. Payments from the MBS and CMO portfolios have been primarily invested into the municipal and corporate segments in order to achieve more attractive yields and better structure. Management still desires to maintain a substantial amount of MBS and CMOs in order to assist in maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS, CMO, and PCMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS, CMOs, and PCMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS, CMO, and PCMO securities as a group is significant, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities. With the recent increase in interest rates, prepayments have already slowed down on this portfolio of securities and it is anticipated pay downs will be less in the remainder of 2013 than previously in the year, therefore yields will be higher and duration longer.

As of September 30, 2013, the Corporation held corporate bonds with a total amortized cost of $52.3 million and fair market value of $52.6 million. Management increased its holdings in corporate securities to 18.7% of the portfolio, compared to 16.1% at September 30, 2012. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. In the prolonged period of historically low interest rates, the municipal bond sector has far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds and these instruments had experienced significant fair market value gains when interest rates remained low. With the interest rate increases at the end of the second quarter of 2013, the valuations of these instruments have declined rapidly. As a result, management has already begun reducing the size of the municipal bond holdings both prior to and subsequent to September 30, 2013. Municipal bonds as a percentage of the total investment portfolio have increased from 33.8% at September 30, 2012, to 34.6% at September 30, 2013. However, municipal bonds made up a significant 36.1% of the investment portfolio as of December 31, 2012. This sector has declined by $13.4 million, or 12.1%, since December 31, 2012, as a result of sales of a number of bonds in order to generate gains and reposition the portfolio for a rates-up environment.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

As of September 30, 2013, the Corporation held three PCMO securities with an amortized cost of $4.3 million, a reduction of $1.8 million from the balance as of December 31, 2012. One PCMO security was sold during the third quarter of 2013 for $1 million at a small gain. One of the three remaining PCMO securities, with an amortized cost of $874,000, carried an A+ credit rating by at least one of the major credit rating services. The two remaining PCMOs, with an amortized cost of $3.4 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s. Management’s September 30, 2013 cash flow analysis did indicate a need to take additional impairment on these two PCMO securities in the amount of $44,000. In the first and second quarters of 2013, $113,000 of impairment was taken on these two securities and the third PCMO which was subsequently sold, resulting in total year-to-date impairment of $157,000. All of these securities continue to pay down in terms of monthly principal payments.

As of September 30, 2013, seventeen of the forty-five corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 97.8% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of September 30, 2013, all but two of the corporate bonds had at least one A3 or A- rating by one of the major credit rating services. The other two corporate bonds had ratings that were investment grade, but below the A3/A- ratings that the other corporate bonds carried. As of September 30, 2013, there were five corporate bonds with $4.5 million of par value that were carrying split ratings with one rating within policy limit and another rating below the initial policy purchase requirement but above investment grade. These securities are monitored on an ongoing basis to ensure these credits do not deteriorate further and remain at investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of September 30, 2013, one municipal bond with an amortized cost of $543,000 carried credit ratings under these levels. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Presently, despite the lower credit ratings on the one municipal security, management has the intent and the ability to hold this security to maturity and believes that full recovery of principal is probable.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Loans

Net loans outstanding increased by 8.8%, to $428.6 million at September 30, 2013, from $394.0 million at September 30, 2012. Net loans increased by 5.4%, from $406.8 million at December 31, 2012. The following table shows the composition of the loan portfolio as of September 30, 2013, December 31, 2012, and September 30, 2012.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	September 30,		December 31,		September 30,
	2013		2012		2012
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	97,661	22.4	91,943	22.2	86,941	21.6
Agriculture mortgages	110,673	25.4	85,501	20.6	76,675	19.1
Construction	8,503	2.0	16,435	4.0	17,525	4.4
Total commercial real estate	216,837	49.8	193,879	46.8	181,141	45.1

Consumer real estate (a)
1-4 family residential mortgages	124,520	28.6	126,686	30.6	130,762	32.5
Home equity loans	10,940	2.5	13,122	3.2	13,525	3.4
Home equity lines of credit	19,837	4.5	15,956	3.9	15,907	4.0
Total consumer real estate	155,297	35.6	155,764	37.7	160,194	39.9

Commercial and industrial
Commercial and industrial	27,720	6.4	27,503	6.6	25,612	6.4
Tax-free loans	18,343	4.2	17,991	4.3	17,774	4.4
Agriculture loans	13,548	3.1	15,204	3.7	13,058	3.3
Total commercial and industrial	59,611	13.7	60,698	14.6	56,444	14.1

Consumer	3,863	0.9	3,872	0.9	3,798	0.9

Total loans	435,608	100.0	414,213	100.0	401,577	100.0
Less:
Deferred loan fees (costs), net	(308)		(146)		(67)
Allowance for loan losses	7,283		7,516		7,644
Total net loans	428,633		406,843		394,000

(a)	Residential real estate loans do not include mortgage loans sold to Fannie Mae and serviced by ENB.
These loans totaled $4,334,000 as of September 30, 2013, $6,014,000 as of December 31, 2012, and $7,345,000 as of September 30, 2012.

During the third quarter of 2013, loan growth increased significantly over prior quarters. This growth allowed the Corporation to reposition the balance sheet and achieve better net interest income than the previous quarter. Due to the rapid loan growth, the Corporation also sold a significant number of investment securities in order to reinvest those funds into the higher yielding loan portfolio. The majority of loan growth occurred in the agriculture segment of the loan portfolio as this area has been an increased focus for the Corporation.

The composition of the loan portfolio has undergone relatively minor changes in recent years. The total of all categories of real estate loans comprises 85% of total loans. At $216.8 million, commercial real estate is the largest category of the loan portfolio, consisting of 49.8% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans increased from $181.1 million as of September 30, 2012, to $216.8 million as of September 30, 2013, a $35.7 million, or 19.7% increase.

The growth in commercial real estate loans has occurred primarily in those secured by farmland. Agricultural mortgages increased from $76.7 million, or 42.4% of commercial real estate loans as of September 30, 2012, to $110.7 million, or 51.1% of commercial real estate loans as of September 30, 2013. On the other hand, commercial construction loans decreased from $17.5 million, or 9.7% of commercial real estate loans as of September 30, 2012, to $8.5 million, or 3.9% of commercial real estate loans as of September 30, 2013. As construction projects are completed, most of the loans are converted from construction loans to permanent commercial mortgages.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The commercial mortgage segment of the commercial real estate category of loans has increased from September 30, 2012 to September 30, 2013. This area represented $86.9 million, or 48.0%, of commercial real estate loans as of September 30, 2012, and $97.7 million, or 45.1%, of commercial real estate loans as of September 30, 2013. Growth in this area over the past several years had slowed significantly since most businesses were unwilling to expand during uncertain economic conditions. Since September 30, 2012, this growth picked up with businesses more willing to move forward on projects that were previously placed on hold because of the uncertain economic conditions. Management expects that growth in this area will continue if the economy continues to show signs of recovery and improvement.

Residential real estate loans make up 35.6% of the total loan portfolio with balances of $155.3 million. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 80.2% of total residential real estate loans and 28.6% of total loans. Traditional 10 to 20-year personal mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio, varying between 20% and 24% of the loan portfolio over the past five years. The Corporation has experienced some slowdown in the residential mortgage area in the latter part of 2012 and the nine months ended September 30, 2013, as the secondary mortgage market rates became extremely competitive and more customers were opting for this alternative. Payoffs and paydowns of existing mortgages held by the Corporation were exceeding new mortgages issued resulting in a decline in portfolio mortgages through the third quarter of 2013. In addition, mortgage rates increased during the third quarter as a result of general market rate increases causing a slowdown in new financing and re-financings. The Corporation has taken action to make internal mortgage rates more competitive but expects mortgage balances may decline slightly throughout the remainder of 2013 as fewer customers are seeking financing with rates up slightly from previous quarters. The Corporation’s personal residential mortgages declined to $124.5 million at September 30, 2013, a decrease of $6.3 million, or 4.8%, from balances as of September 30, 2012. The weaker economic conditions, including continued weakness in home prices and home building, have had some impact on demand for the 10 to 20-year mortgages held by the Corporation. The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage originated over 20 years. While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold on the secondary market. As mortgages that are held on the Corporation’s balance sheet refinance, many of these customers are taking advantage of the lower rates offered on the secondary market resulting in the conversion of the Corporation’s residential mortgages into mortgages sold on the secondary market.

Second mortgages and home equity loans, fixed or variable, make up the remainder of the Corporation’s residential real estate loans. Requests for fixed-rate home equity loans have slowed in the current environment, while home equity lines of credit, which float on the Prime rate, have increased. From September 30, 2012 to September 30, 2013, fixed rate home equity loans have decreased from $13.5 million to $10.9 million, a $2.6 million, or 19.3% decrease. Meanwhile, home equity lines of credit increased from $15.9 million to $19.8 million, a $3.9 million, or 24.5% increase. The net of these two trends is a $1.3 million increase in total home equity loan balances. The Corporation offered a home equity loan special during 2013 that initiated growth in the variable rate line of credit area. Consumers are seeking the lowest interest rate to borrow money against their home value which has resulted in more variable rate versus fixed rate financing. This trend is likely to continue until economic conditions and home valuations improve. Management does not anticipate any marked improvement in the economy through the remainder of 2013. While management does not anticipate any rate increase from the Federal Reserve in the near future, it is highly expected that when the Federal Reserve eventually acts to increase the overnight rate, and the Prime rate increases, the reaction will be that floating rate loans will become less attractive to borrowers who will act to protect themselves against further rate increases by converting to a fixed rate loan. Management anticipates slow growth in the residential real estate area throughout the remainder of 2013.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These loans are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The Corporation’s position as to these loans can be further strengthened by obtaining the personal guarantees of the owners. This is a preferred approach on commercial accounts as it allows the Corporation to pursue assets of the owner in addition to assets of the commercial entity. Management can also obtain additional collateral by securitizing the inventory of the business. This portfolio of loans in total showed an increase of $3.2 million, or 5.6%, from September 30, 2012 to September 30, 2013. As of September 30, 2013, this category of commercial loans was made up of $27.7 million of commercial and industrial loans, $18.3 million of tax-free loans, and $13.5 million of agriculture loans. In the case of the Corporation, all of the $18.3 million of tax-free loans are to local municipalities. These loans increased by $0.6 million, or 3.2%, from September 30, 2012 to September 30, 2013. Agriculture loans increased by $0.5 million, or 3.8%, from September 30, 2012 to September 30, 2013, while other non-real estate secured commercial and industrial purpose loans were up from $25.6 million as of September 30, 2012 to $27.7 million as of September 30, 2013.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The consumer loan portfolio remained fairly constant at $3.8 million at September 30, 2012, and $3.9 million at September 30, 2013. Consumer loans made up 0.9% of total loans on September 30, 2012, and September 30, 2013. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. More recently, management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of new consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. In the current weak economy, customers delay purchasing new and used cars and other consumer goods which has the impact of reducing the consumer loan portfolio, as lower amounts of new loans are going on the books. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2013	2012	2012
	$	$	$

Nonaccrual loans	1,185	1,298	1,346
Loans past due 90 days or more and still accruing	253	314	172
Troubled debt restructurings	—	—	—
Total non-performing loans	1,438	1,612	1,518

Other real estate owned	264	264	264

Total non-performing assets	1,702	1,876	1,782

Non-performing assets to net loans	0.40%	0.46%	0.45%

The total balance of non-performing assets declined by $80,000, or 4.5%, from September 30, 2012 to September 30, 2013, and by $174,000, or 9.3%, from December 31, 2012 to September 30, 2013. There were no loans classified as a TDR as of September 30, 2013, December 31, 2012, or September 30, 2012. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the slightly improved but continued weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans has declined with the level of non-performing and classified loans trending lower. Additionally, the direction of the risk is viewed as declining from the higher levels experienced in prior years.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

As of September 30, 2013 and September 30, 2012, other real estate owned (OREO) is shown at the lower of cost or fair market value, net of anticipated selling costs, of $264,000. The balance consists of one residential property that was placed in OREO in the third quarter of 2012.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the nine-month periods ended September 30, 2013, and September 30, 2012. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30,
	2013	2012
	$	$

Balance at January 1,	7,516	8,480
Loans charged off:
Real estate	78	—
Commercial and industrial	41	47
Consumer	16	9
Total charged off	135	56

Recoveries of loans previously charged off:
Real estate	—	15
Commercial and industrial	52	46
Consumer	—	9
Total recovered	52	70
Net loans charged off	83	(14)

Provision credited to operating expense	(150)	(850)

Balance at September 30,	7,283	7,644

Net charge-offs as a % of average total loans outstanding	0.02%	0.00%

Allowance at end of period as a % of total loans	1.67%	1.90%

Charge-offs for the nine months ended September 30, 2013, were $135,000, compared to $56,000 for the same period in 2012. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. The real estate charge-offs were higher in 2013 compared to 2012 due to a single consumer real estate loan that was charged off for $78,000 in the first quarter of 2013. Commercial and industrial loan charge-offs for 2013 include one loan to a construction company that was charged off for $34,000.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. The composition of the Corporation’s loan portfolio has undergone some changes since September 30, 2012, consisting mostly of significant loan growth. However, offsetting the additional risk represented by larger loan balances, the quality of the loan portfolio has improved since 2012. Management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans. The financial industry typically evaluates the quality of loans on a scale with “unclassified” representing healthy loans, “special mention” being the first indication of credit concern, and several successive classified ratings indicating further credit declines of “substandard,” “doubtful,” and, ultimately, “loss.”

The Corporation’s total classified loans were $16.5 million as of September 30, 2013, $21.9 million as of December 31, 2012, and $24.0 million as of September 30, 2012, net of specifically allocated allowance against these loans of $8,000, $110,000, and $162,000, respectively. The classified loans require larger provision amounts due to a higher potential risk of loss, so as the classified loan balances decline, the associated specific allowance applied to them declines, resulting in a lower required allowance. The allowance as a percentage of total loans was 1.67% as of September 30, 2013, 1.81% as of December 31, 2012, and 1.90% as of September 30, 2012. Management anticipates that the allowance percentage will remain fairly constant in the fourth quarter of 2013.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $1,193,000, or 5.7%, to $22,305,000 as of September 30, 2013, from $21,112,000, as of September 30, 2012. As of September 30, 2013, $1,630,000 was classified as construction in process primarily related to the construction of a new retail branch location.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB). The Corporation’s $3,415,000 of regulatory stock holdings as of September 30, 2013, consisted of $3,227,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. Excess stock repurchases reduced the Corporation’s FHLB stock position from $3,845,000 on September 30, 2012, to $3,227,000 as of September 30, 2013, with no excess capital stock position at that time. Any future excess capital stock repurchase would not impact the Corporation unless the amount of FHLB borrowings would decline and then cause an excess capital stock position. Stock repurchases by the FHLB occur every quarter.

In the first quarter of 2012, the FHLB announced the first resumed payment of a dividend to its shareholders after a period of three years without a dividend. Quarterly since then, the FHLB has paid a dividend, initially equal to 0.10% annualized for three quarters and increased to 0.32% annualized in the last quarter of 2012, 0.29% annualized for the first quarter of 2013, and 1.00% annualized for the second and third quarters of 2013.

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

Deposits

The Corporation’s total ending deposits increased $9.6 million, or 1.5%, and $22.8 million, or 3.7%, from December 31, 2012, and September 30, 2012, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. During 2012 and through the first nine months of 2013, the economic concerns and volatility of the equity market led customers back to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed marginally since September 30, 2012, with a $16.0 million increase in non-interest bearing demand deposit accounts, a $7.9 million increase in interest bearing demand accounts, a $3.6 million increase in NOW accounts, a $6.0 million increase in money market balances, and a $10.1 million increase in savings account balances. Partially offsetting these increases, time deposits decreased by $17.4 million, and brokered time deposits decreased by $3.4 million.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Deposits by Major Classification table, shown below, provides the balances of each category for September 30, 2013, December 31, 2012, and September 30, 2012.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2013	2012	2012
	$	$	$

Non-interest bearing demand	165,874	156,327	149,839
Interest bearing demand	15,294	8,650	7,385
NOW accounts	64,710	69,521	61,107
Money market deposit accounts	59,132	58,195	53,159
Savings accounts	119,702	114,067	109,618
Time deposits	213,884	222,254	231,304
Brokered time deposits	4,155	4,147	7,522
Total deposits	642,751	633,161	619,934

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of September 30, 2013, time deposit balances, excluding brokered deposits, had decreased $17.4 million, or 7.5%, and $8.4 million, or 3.8%, from September 30, 2012, and December 31, 2012, respectively. The Corporation has recently seen a shift in deposit trends as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Borrowings

Total borrowings were $65.0 million, $73.0 million, and $70.5 million as of September 30, 2013, December 31, 2012, and September 30, 2012, respectively. The Corporation was purchasing no short-term funds as of September 30, 2013, December 31, 2012, or September 30, 2012. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $65.0 million, $73.0 million, and $70.5 million as of September 30, 2013, December 31, 2012, and September 30, 2012. The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers. The repurchase agreement portion of the long-term debt was $15.0 million at September 30, 2012, December 31, 2012, and September 30, 2013. FHLB advances were $55.5 million at September 30, 2012, $58.0 million at December 31, 2012, and declined to $50.0 million as of September 30, 2013. Both FHLB advances and repurchase agreements are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances at significant rate savings. In the current interest rate environment, management has preferred to seek new long-term borrowings from FHLB rather than through repurchase agreements. In 2013, management implemented a plan to reduce FHLB borrowings by selectively paying off the advances that mature in the year in order to utilize excess cash balances to reduce long-term debt. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of September 30, 2013, the Corporation was significantly under this policy guideline at 6.3% of asset size with $50.0 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of September 30, 2013, the Corporation was significantly under this policy guideline at 77.2% of capital with $65.0 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings within these policy guidelines throughout all of 2012 and through the first nine months of 2013.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of September 30, 2013	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	17.7%	8.0%	10.0%
Bank	17.6%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.5%	4.0%	6.0%
Bank	16.4%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.8%	4.0%	5.0%
Bank	10.7%	4.0%	5.0%

As of December 31, 2012
Total Capital to Risk-Weighted Assets
Consolidated	18.2%	8.0%	10.0%
Bank	18.1%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.9%	4.0%	6.0%
Bank	16.8%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.5%	4.0%	5.0%
Bank	10.4%	4.0%	5.0%

As of September 30, 2012
Total Capital to Risk-Weighted Assets
Consolidated	18.6%	8.0%	10.0%
Bank	18.5%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	17.4%	4.0%	6.0%
Bank	17.2%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.6%	4.0%	5.0%
Bank	10.5%	4.0%	5.0%

The Corporation’s dividends per share for the nine months ended September 30, 2013, were $0.78 per share, compared to $0.75 per share for the same period of 2012. Dividends are paid from current earnings and available retained earnings. Management’s current capital plan calls for management to maintain tier I capital to average assets between 10.0% and 12.0%. The Corporation’s current tier I capital ratio is 10.8%. Management also desires a dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, management’s goal is to average a payout ratio within this range. For the first nine months of 2013, the payout ratio was 40.0%. Due to improved financial performance and increased capital levels, the Corporation increased the dividend amount to $0.26 per share in the first quarter of 2013.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of September 30, 2013, the Corporation showed unrealized losses, net of tax, of $2,009,000, compared to unrealized gains of $6,663,000 as of December 31, 2012, and $6,711,000 as of September 30, 2012. These unrealized gains or losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized net gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which are shown as a reduction to income on the Corporation’s Consolidated Statements of Income. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) must begin compliance on January 1, 2014. The final rules call for the following capital requirements:

•	A minimum ratio of common tier 1 capital to risk-weighted assets of 4.5%.
•	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.
•	A minimum ratio of total capital to risk-weighted assets of 8%
•	A minimum leverage ratio of 4%.

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

The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 and banking organizations that were mutual holding companies as of May 19, 2010. The Corporation does not have trust preferred securities or cumulative perpetual preferred stock with no plans to add these to the capital structure.

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

Consistent with the Dodd-Frank Act, the new rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight.

Under the new rules, mortgage servicing assets (MSAs) and certain deferred tax assets (DTAs) are subject to stricter limitations than those applicable under the current general risk-based capital rule. The new rules also increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

The Corporation is in the process of assessing the impact of these changes on the regulatory ratios of the Corporation and the Bank on the capital, operations, liquidity and earnings of the Corporation and Bank.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

September 30,
2013
$
Commitments to extend credit:
Revolving home equity	27,721
Construction loans	16,997
Real estate loans	15,070
Business loans	66,146
Consumer loans	1,827
Other	3,375
Standby letters of credit	7,755

Total	138,891

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The Corporation was within internal gap guidelines for all ratios as of September 30, 2013. The gap ratios as of September 30, 2013, had decreased slightly since December 31, 2012, with a one-year gap of 94% and a three-year gap of 102%. The primary reason for the decrease in gap ratios can be attributed to slower principal payments on securities, purchasing securities with longer durations, and a shortening of the Corporation’s liabilities. Management has been maintaining higher levels of cash and cash equivalents to assist in offsetting the Corporation’s relatively long securities portfolio. The strategy of maintaining higher cash levels to improve gap ratios and act as an immediate hedge against liquidity risk and interest rate risk is expected to continue until the securities portfolio is materially shorter in duration.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Ideally, management would prefer to maintain lower six-month and one-year gap ratios to limit reinvestment risk at historically low levels while maintaining a higher three-year gap ratio to be positioned to reinvest assets after interest rates have increased significantly over a period of time. For example, even if the FOMC were to begin increasing short-term interest rates in mid-2014, it would likely be at least until late 2015 or early 2016 before interest rates would near the highs of the next rate cycle. Therefore, it is important for the Corporation to keep the one-year gap ratio on the low side of management’s preferred range, while maintaining the three-year gap ratio on the high end of the preferred range. To this regard, the Corporation is already higher on the one-year gap ratio than would be preferred, while the three-year gap ratio is already on the higher side of the preferred range to ensure adequate performance out three years, given higher interest rates. The risk of positioning for higher interest rates too early is subjecting the Corporation to more repricing risk and lower net interest margin. That is already occurring to a moderate degree. Management will make future asset liability decisions that are consistent with reducing the one-year gap ratio while maintaining the three-year gap ratio at a higher level to protect against future interest rate increases. Management expects that the gap ratios will remain within the established guidelines throughout the remainder of 2013.

It is important to stress that the gap ratios are a static measurement of the Corporation’s asset liability position. It is only one of many asset liability analysis tools management utilizes to measure, monitor, and manage both liquidity and interest rate risk. The deficiencies with the gap analysis are that it makes no provision for changes to the balance sheet out into the future and would not factor in changes that management would very likely make to mitigate future interest rate risk.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of September 30, 2013, the Corporation was within guidelines for all of the above measurements except the securities portfolio liquidity as a percentage of assets. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 5% and 10% of total assets. As of September 30, 2013, these cash flows represented 4.2% of total assets, slightly under the lower guideline. However, when factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 6.4% of total assets. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management has been carrying an average of $15 million or more of readily available cash on hand and an average of $35 million of cash and cash equivalents on a daily basis throughout the first nine months of 2013, and expects this will continue in the near future. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of September 30, 2013. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

The third quarter 2013 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of September 30, 2013, the Corporation was well within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios show a positive impact to net interest income. In the unique current rate environment, the amount of the Corporation’s assets repricing higher will be fairly large due to the amount of variable rate loans that will reprice immediately when Prime increases. On the liability side, if interest rates do increase, it is typical for management to react slowly in increasing deposit rates. The changes in net interest income in the up-rate scenarios are comparable to the changes reflected at June 30, 2013, but are down since December 31, 2012, representing management’s view that deposit rates will need to be moved up competitively because of the very low starting point and the amount of time rates have been at these historic lows. This is based on management’s analysis of the reaction of the Corporation’s deposits in previous rates-up cycles, adjusted for increased competitive pressures. This change in assumptions resulted in a more conservative estimate of the increase in net interest income over the course of one year. It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities, which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario. However, even in the highly unlikely down-rate scenarios, the Corporation’s exposure to declining net interest income is still within policy guidelines.

Management’s primary concern in this current rate environment is with higher interest rate scenarios; therefore, they are reviewed with more scrutiny. For the rates-up 100 basis point scenario, net interest income increased minimally by 0.9% compared to the rates unchanged scenario. This minimal increase reflects the fact that some loans are priced at floor rates of 4.00% currently and would not be able to immediately reprice by the full amount of the rate movement. However, in the remaining rates-up scenarios, the net interest income increases more substantially reflecting the full repriceabilty of the Corporation’s interest-earning assets. For the rates-up 200, 300, and 400 basis point scenarios, net interest income increased by 5.0%, 10.4%, and 16.1%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, -15%, and -20% for the rates up 100, 200, 300, and 400 scenarios, respectively.

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

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of September 30, 2013, the Corporation was within guidelines for all scenarios with the rates-up exposures showing less volatility than the December 31, 2012 measurements, but slightly more volatility than the June 30, 2013 measurements. The decrease in fair value exposure since December 31, 2012, can be attributed to a change in the valuation of interest-bearing core deposit accounts. The value of non-interest bearing deposit accounts has always been highly favorable in a rising rate environment as these balances are more valuable as interest rates rise. In the first quarter of 2013, the asset liability model settings were changed for the Corporation’s interest-bearing core deposit accounts to reflect their true value more accurately as rates rise based on assumptions regarding the proportionality of their rates changing in relation to the change in the Prime rate.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The results as of September 30, 2013, indicate that the Corporation’s net portfolio value would experience a slight valuation decline of 1.6% in the rates-up 100 basis point scenario, a loss of 6.4% in the rates-up 200 basis point scenario, and losses of 13.3% and 22.0% in the rates-up 300 and 400 basis point scenarios, respectively. Management’s maximum permitted declines in net portfolio value by policy are -10% for rates-up 100 basis points, graduating up to -40% for rates-up 400 basis points. A valuation loss indicates that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The more significant valuation losses represented in the higher rates-up scenarios are indicative of the Corporation’s longer-term assets like residential mortgages and municipal securities showing significant declines in value as interest rates increase further. It is not anticipated that these exposures to valuation changes will change materially during the remainder of 2013. Additionally, based on three past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, when short term interest rates do increase. The Corporation’s core deposits have been stable through a number of rate cycles.

The weakness with the net portfolio value analysis is that it assumes liquidation of the Corporation rather than as a going concern. For that reason, it is considered a secondary measurement of interest rate risk to “Changes in Net Interest Income” discussed above. However, the net portfolio value analysis is a more important tool to measure the impact of interest rate changes to capital. In the current regulatory climate, the focus is on ensuring adequate asset liability modeling is being done to project the impact of very large interest rate increases. The asset liability modeling currently in place measures the impact of such a rate change on the valuation of the Corporation’s loans, securities, deposits, and borrowings, and the resulting impact to capital. Management continues to analyze additional scenario testing to model “worst case” scenarios to adequately plan for the possible impact of such events.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2013, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index ENB FINANCIAL CORP

PART II – OTHER INFORMATION

September 30, 2013

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended September 30, 2013.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

July 2013	—	—	—	36,660
August 2013	—	—	—	36,660
September 2013	3,500	$29.25	3,500	33,160

Total	3,500

*On August 13, 2008, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans previously mentioned. The first purchase of common stock under this plan occurred on August 27, 2008. By September 30, 2013, a total of 106,840 shares were repurchased at a total cost of $2,745,000, for an average cost per share of $25.69. Management may choose to repurchase additional shares during the remainder of 2013.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Nothing to Report

Index ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Incorporation of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	2011 Employee Stock Purchase Plan	****

10.3	2010 Non-Employee Directors’ Stock Plan	*****

11	Statement re: computation of per share earnings	4
	(Included on page 4 herein)

31.1	Section 302 Chief Executive Officer Certification	72

31.2	Section 302 Principal Financial Officer Certification	73

32.1	Section 1350 Chief Executive Officer Certification	74

32.2	Section 1350 Principal Financial Officer Certification	75

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

ENB Financial Corp
(Registrant)

Dated: November 13, 2013	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
Chief Executive Officer and President

Dated: November 13, 2013	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

Index ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2011 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)
10.3	2010 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 72
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 73
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 74
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 75

