Form 10-K
period 2013-12-31
ENB Financial Corp
filed 2014-03-28
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                         December 31, 2013

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

Yes ☐          No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013, was approximately $52,903,613.

The number of shares of the registrant’s Common Stock outstanding as of February 14, 2014, was 2,855,109.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be held on May 6, 2014, is incorporated into Parts III and IV hereof.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	Economic conditions
•	Monetary and interest rate policies of the Federal Reserve Board
•	Volatility of the securities markets
•	Possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements
•	Effects of short- and long-term federal budget and tax negotiations and their effects on economic and business conditions
•	Effects of the failure of the Federal government to reach agreement to raise the debt ceiling and the negative effects on economic or business conditions as a result
•	Effects of weak market conditions, specifically the effect on loan customers to repay loans
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Changes in deposit flows, loan demand, or real estate and investment securities values
•	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
•	The impact of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations issued thereunder.

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

Item 1. Business

General

ENB Financial Corp (“the Corporation”) is a bank holding company that was formed on July 1, 2008. The Corporation’s wholly owned subsidiary, Ephrata National Bank (“the Bank”), also referred to as ENB, is a full service commercial bank organized under the laws of the United States. Presently, no other subsidiaries exist under

Table of Contents ENB FINANCIAL CORP

the bank holding company. The Corporation and the Bank are both headquartered in Ephrata, Lancaster County, Pennsylvania. The Bank was incorporated on April 11, 1881, pursuant to The National Bank Act under a charter granted by the Office of the Comptroller of the Currency (OCC). The Federal Deposit Insurance Corporation (FDIC) insures deposit accounts to the maximum extent provided by law. The Corporation’s retail, operational, and administrative offices are predominantly located in Northern Lancaster County, Pennsylvania, the Corporation’s primary market area. In addition to opening a ninth branch office in Lancaster County in May 2013, the Corporation opened a tenth branch office in Lebanon County, Pennsylvania in November 2013.

The basic business of the Corporation is to provide a broad range of financial services to individuals and small-to-medium-sized businesses in Northern Lancaster County as well as Berks, Chester and Lebanon Counties. The Corporation utilizes funds gathered through deposits from the general public to originate loans. The Corporation offers a range of demand accounts, in addition to savings and time deposits. The Corporation also offers secured and unsecured commercial, real estate, and consumer loans. Ancillary services that provide added convenience to customers include direct deposit and direct payments of funds through Electronic Funds Transfer, ATMs linked to the Star® network, telephone banking, MasterCard® debit cards, Visa® or MasterCard credit cards, and safe deposit box facilities. In addition, the Corporation offers internet banking including bill pay and wire transfer capabilities, remote deposit capture, and an ENB Bank on the Go! app for iPhones or Android phones. The Corporation also offers a full complement of trust and investment advisory services through ENB’s Money Management Group.

As of December 31, 2013, the Corporation employed 240 persons, consisting of 190 full-time and 50 part-time employees. The number of full-time employees increased by eight, and the number of part-time employees increased by six from the previous year-end. Growth in the number of full-time and part-time employees is attributable to the staffing of two new branch offices, as well as the addition of a sales and sales support position. A collective bargaining agent does not represent the employees.

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

Market Area and Competition

The Corporation’s primary market area is northern Lancaster County, Pennsylvania, where nine full-service offices are located. However, the Corporation’s market area also extends into contiguous Berks, Lebanon, and Chester Counties. A tenth retail branch location was recently opened in November 2013 in southeastern Lebanon County to increase the Corporation’s market area. The Corporation’s greater service area is located just south of the Pennsylvania turnpike between the greater metropolitan areas of Philadelphia and Harrisburg and the smaller cities of Reading and Lancaster. The area served by the Corporation is a mix of rural communities and small to mid-sized towns.

The Corporation’s headquarters and main campus are located in Ephrata, Pennsylvania. The Corporation’s main office and drive-up are located in downtown Ephrata, while the Cloister office is also located within Ephrata Borough. As such, the Corporation has a very strong presence in Ephrata Borough, a community with a population of approximately 13,000. When surrounding areas that also share an Ephrata address and zip code are included, the

Table of Contents ENB FINANCIAL CORP

population is over 32,000 based on 2010 census data. The Corporation ranks a commanding first in deposit market share in the Ephrata area with 45.7% of deposits as of June 30, 2013, based on data compiled annually by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s deposit market share in the Ephrata area was 46.0% as of June 30, 2012. The Corporation’s very high market share in the Ephrata area equates to a saturation of the local market that has led to the expansion of the Corporation’s branch network.

The Corporation’s market area has expanded beyond Ephrata to encompass most of northern Lancaster County, with the exception of the most western parts of the County. The majority of this expansion has occurred in recent history with the addition of six new branch offices since 1999, bringing the total offices to ten. Lancaster County ranks high nationally as a favored place to reside due to its scenic and fertile farmland, low cost of living, diversity of the local economy, and proximity to several large metropolitan areas. As a result, the area has experienced significant population growth and development. The population growth of Lancaster County has remained above both Pennsylvania and national growth levels over the past fifty years. Additionally, the population of Lancaster County has recently eclipsed half a million, with 2010 census information showing an estimated population of 508,000. The FDIC deposit market share data ranked the Corporation 5th in deposit market share in Lancaster County, with 6.6% of deposits as of June 30, 2013. The Corporation held 6.2% of deposit market share as of June 30, 2012.

In the course of attracting and retaining deposits and originating loans, the Corporation faces considerable competition. The Corporation competes with other commercial banks, savings and loan institutions, and credit unions for traditional banking products, such as deposits and loans. Based on FDIC summary of deposit data, there were 18 banks and savings associations and 13 credit unions operating in Lancaster County as of June 30, 2013, the same number that existed a year before. The Corporation competes with consumer finance companies for loans, mutual funds, and other investment alternatives for deposits. The Corporation competes for deposits based on the ability to provide a range of products, low fees, quality service, competitive rates, and convenient locations and hours. The competition for loan origination generally relates to interest rates offered, products available, quality of service, and loan origination fees charged. Several competitors within the Corporation’s primary market have substantially higher legal lending limits that enable them to service larger loans and larger commercial customers.

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

Management was active in 2013 in executing on these strategic plan goals, opening two new branch offices. In May 2013, a ninth full service branch office was opened in Leola, PA, and, in November 2013, a tenth full service branch office was opened in Myerstown, PA, the Corporation’s first office in Lebanon County, Pennsylvania.

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in northern Lancaster County, Pennsylvania. Agricultural purpose loans make up just under 30% of the loan portfolio; however, these loans are further diversified according to type of agriculture, of which dairy is the largest component. The business activities of the Corporation are generally not seasonal in nature. The sizable agricultural portfolio has minority elements that are predominately seasonal in nature due to typical farming operations. Financial instruments with concentrations of credit risk are described in Note P of the Notes to Consolidated Financial Statements included in this Report. The concentration of credit risk information in Note P is incorporated by reference into this Part I, Item 1.

Table of Contents ENB FINANCIAL CORP

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

Table of Contents ENB FINANCIAL CORP

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

Table of Contents ENB FINANCIAL CORP

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

Accelerated and large accelerated filers have had to comply with Sections 404a and 404b of SOX in their annual reports since 2004, with their auditors required to report on the effectiveness of internal controls. An accelerated filer is defined as having between $75 million and $700 million of publicly traded market capitalization; large accelerated filers are companies with over $700 million of publicly traded market capitalization as of the end of their second quarter. Non-accelerated filers with publicly traded market capitalization under $75 million were not required to comply with Section 404b. The Corporation has always met the definition of a non-accelerated filer as the public equity float has always been under $75 million, and therefore has only been subject to Section 404a.

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

Those public companies with public floats under $75 million that did not qualify under the smaller reporting company were considered non-accelerated filers. Both were not subject to Section 404b. The non-accelerated filers also included publicly traded companies that previously did have a public float over $75 million but were now less than $50 million due to market conditions, specifically lower market value of their stock. The Corporation continues to meet the definition of a smaller reporting company as it has a public equity float of approximately $52.9 million as of June 30, 2013.

On October 2, 2009, the SEC announced, concurrent with the release of its most recent cost-benefit study that the Commission was granting a final deferral of the effective date of Section 404b for small companies, extending the deadline to annual reports for fiscal years ending after June 15, 2010. Then on July 21, 2010, when the Dodd-Frank Act was signed into law, Section 404b was permanently deferred for all smaller reporting companies. The Corporation would become subject to Section 404b requirements of SOX at the end of 2014 if public float exceeds $75 million on June 30, 2014, at which time the Corporation would be considered an accelerated filer.

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
9

Table of Contents ENB FINANCIAL CORP
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

Table of Contents ENB FINANCIAL CORP

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

Table of Contents ENB FINANCIAL CORP

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

The Corporation is a member of the Federal Reserve System. Therefore, the policies and regulations of the Federal Reserve Board have a significant impact on many elements of the Corporation’s operations, including:

•	Loan and deposit growth
•	Rate of interest earned and paid
•	Types of securities
•	Breadth of financial services provided
•	Levels of liquidity

Table of Contents ENB FINANCIAL CORP

•	Levels of required capital

Management cannot predict the effect of changes to such policies and regulations upon the Corporation’s business model and the corresponding impact they may have on future earnings.

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.” For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2013, and December 31, 2012. This designation has benefited the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate. The FDIC adjusts the insurance rates when necessary. FDIC insurance rates have been significantly higher in recent years compared to years prior to the financial crisis. In 2008, during the financial crisis, the FDIC insurance limit was increased from $100,000 to $250,000 along with unlimited insurance coverage on non-interest bearing deposits and interest bearing deposit balances with interest rates less than or equal to 0.50%. Significant increases in the FDIC insurance costs were assessed in 2009 to both cover the increased level of bank failures that were occurring and the higher level of coverage. Since then the number of bank failures has significantly declined and the FDIC has been able to decrease the cost of the insurance. The total FDIC assessments paid by the Bank in 2013 were $343,000, compared to $314,000 in 2012.

In addition to FDIC insurance costs, the Bank is subject to assessments to pay the interest on Financing Corporation Bonds. Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions. These assessment rates are set quarterly. The total Financing Corporation assessments paid by the Bank in 2013 and 2012 were $45,000.

In the third quarter of 2009, the FDIC announced that they would be requesting that banks prepay three years’ worth of assessments at the end of 2009 to help replenish the severely depleted Deposit Insurance Fund (DIF). The Bank paid $2.3 million in prepaid FDIC insurance on December 30, 2009. The entire amount was recorded as a prepaid expense (asset). Each quarter in years 2010 through 2012, the Bank recorded an expense (charge to earnings) for its regular quarterly assessment for the quarter with an offsetting credit to the prepaid asset. Because of decreases in the amount of FDIC assessments charged each quarter, the Bank had an excess balance of $936,000 in the prepaid FDIC insurance asset account as of December 31, 2012. This amount was returned to the Bank by the FDIC through the quarterly assessment process in June of 2013.

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

Table of Contents ENB FINANCIAL CORP

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

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) must begin compliance on January 1, 2014. The final rules call for the following capital requirements:

•	A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%
•	A minimum ratio of tier 1 capital to risk-weighted assets of 6%
•	A minimum ratio of total capital to risk-weighted assets of 8%
•	A minimum leverage ratio of 4%

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

Under the initially proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule which for the Corporation is March 31, 2015.

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

Table of Contents ENB FINANCIAL CORP

applicable risk weight. In response to commenter concerns about the burden of calculating the risk weights and the potential negative effect on credit availability, the final rules do not adopt the proposed risk weights but retain the current risk weights for mortgage exposures under the general risk-based capital rules.

Consistent with the Dodd-Frank Act, the new rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight. The Corporation has no securitized financial instruments.

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

JOBS Act

In 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) became law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Among other things, Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank is expected to have a significant impact on the Corporation’s business operations as its provisions take effect. It is difficult to predict at this time what specific impact Dodd-Frank with its implementing rules and regulations will have on community banks. However, it is expected that, at a minimum, they will increase the Corporation’s operating and compliance costs and could increase interest expense. Among the provisions that are likely to affect the Corporation are the following:

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

Table of Contents ENB FINANCIAL CORP

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

Consumer Financial Protection Bureau

Dodd-Frank created a new, independent federal agency called the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy Provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive, or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

Table of Contents ENB FINANCIAL CORP

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

Table of Contents ENB FINANCIAL CORP

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other securities, the Corporation’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other securities fall more quickly than the interest rates paid on deposits and other borrowings.

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

As of December 31, 2013, 50.5% of the Corporation’s loan portfolio consisted of commercial, industrial, and construction loans secured by real estate. Another 12.2% of the Corporation’s loan portfolio consisted of commercial loans not secured by real estate. These types of loans are generally viewed as having more risk of default than consumer real estate loans or other consumer loans. These types of loans are also typically larger than consumer real estate loans and other consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

Basel III targets higher levels of base capital, certain capital buffers, and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over the next decade, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions,

Table of Contents ENB FINANCIAL CORP

including depository institutions, to maintain higher levels of capital. As Basel III is implemented, regulatory viewpoints could change and require additional capital to support our business risk profile. If the Corporation and the Bank are required to maintain higher levels of capital, the Corporation and the Bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to the Corporation and the Bank and adversely impact our financial condition and results of operations.

Future credit downgrades of the United States Government due to issues relating to debt and the deficit may adversely affect the Corporation.

As a result of failure of the federal government to reach agreement over federal debt and the ongoing issues connected with the debt ceiling, certain rating agencies placed the United States Government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade.  The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Corporation invests and receives lines of credit on negative watch and a downgrade of the United States credit rating would trigger a similar downgrade in the credit rating of these government sponsored enterprises.  Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States credit rating be downgraded. Credit downgrades often cause a lower valuation of the Corporation’s securities.

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

Table of Contents ENB FINANCIAL CORP

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

Table of Contents ENB FINANCIAL CORP

The Corporation’s Operations Of Its Business, Including Its Interaction With Customers, Are Increasingly Done Via Electronic Means, And This Has Increased Its Risks Related To Cyber Security.

The Corporation is exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. The Corporation has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to prevent or limit the effect on the possible security breach of its information systems and it has insurance against some cyber-risks and attacks. While the Corporation has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened cyber-incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

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

Table of Contents ENB FINANCIAL CORP

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

Table of Contents ENB FINANCIAL CORP

Item 1B. Unresolved Staff Comments

None

Table of Contents ENB FINANCIAL CORP

Item 2. Properties

ENB Financial Corp’s headquarters and main office of Ephrata National Bank are located at 31 East Main Street, Ephrata, Pennsylvania.

Listed below are the office locations of properties owned or leased by the Corporation. No mortgages, liens, or encumbrances exist on any of the Corporation’s owned properties. As of December 31, 2013, the Corporation leased one property.

		Location	Bldg
Property Location	Owned	Acreage	Sq Ftg

Corporate Headquarters/Main Office	Owned	0.50	49,236
31 East Main Street
Ephrata, Pennsylvania

ENB's Money Management Group	Owned	0.17	11,156
47 East Main Street
Ephrata, Pennsylvania

Technology Center	Owned	0.43	12,208
31 East Franklin Street
Ephrata, Pennsylvania

Main Street Drive-In	Owned	0.41	700
42 East Main Street
Ephrata, Pennsylvania

Cloister Office	Owned	2.00	7,393
809 Martin Avenue
Ephrata, Pennsylvania

Hinkletown Office	Owned	1.30	4,563
935 North Railroad Avenue
New Holland, Pennsylvania

Denver Office	Owned	1.40	5,181
1 Main Street
Denver, Pennsylvania

Akron Office	Owned	1.50	5,861
351 South 7th Street
Akron, Pennsylvania

Lititz Office	Owned	3.53	5,555
3190 Lititz Pike
Lititz, Pennsylvania

Blue Ball Office	Owned	2.27	6,000
110 Marble Avenue
East Earl, Pennsylvania

Manheim Office	Owned	2.81	5,150
1 North Penryn Road
Manheim, Pennsylvania

Leola Office	Leased	N/A	3,736
361 West Main Street
Leola, Pennsylvania

Myerstown Office	Owned	2.07	4,400
615 East Lincoln Avenue
Myerstown, Pennsylvania

Table of Contents ENB FINANCIAL CORP

In addition to the above properties, the Corporation owns two other properties located in the Corporation’s Ephrata Main Street Campus. These properties were acquired in 2002, when a group of properties adjacent to and surrounding the Corporation’s Main Office was purchased. These two properties are being held for future use or possible sale. The other properties purchased in 2002 have been remodeled as office or operational space and are reflected in the offices shown above. The Corporation also owns a four acre parcel of land in Ephrata Borough that was converted from other real estate owned to Bank property as of December 31, 2011. The parcel is being evaluated for future expansion plans.

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

Item 4. Mine Safety Disclosures – Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation has only one class of stock authorized, issued, and outstanding, which consists of common stock with a par value of $0.20 per share. As of December 31, 2013, there were 12,000,000 shares of common stock authorized with 2,869,557 shares issued, and 2,856,026 shares outstanding to approximately 1,565 shareholders. The Corporation’s common stock is traded on a limited basis on the OTCBB under the symbol “ENBP.” Prices presented in the table below reflect high and low prices of actual transactions known to management. Prices and dividends per share are adjusted for stock splits. Market quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not reflect actual transactions.

	2013			2012
	High	Low	Dividend	High	Low	Dividend

First quarter	$29.00	$27.39	$0.26	$24.00	$21.50	$0.25
Second quarter	30.35	28.05	0.26	26.00	22.50	0.25
Third quarter	30.00	29.00	0.26	29.00	25.05	0.25
Fourth quarter	31.25	28.90	0.26	29.00	26.80	0.25

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

Table of Contents ENB FINANCIAL CORP

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

Purchases

The Corporation did not purchase any of its own common stock during the fourth quarter of 2013.

On August 13, 2008, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s Dividend Reinvestment Plan, Employee Stock Purchase Plan, and Non-Employee Directors’ Stock Plan. The first purchase of common stock under this plan occurred on August 27, 2008. By December 31, 2013, a total of 106,840 shares were repurchased at a total cost of $2,745,000, for an average cost per share of $25.69. Management may choose to repurchase additional shares in 2014.

Recent Sales of Unregistered Securities and Equity Compensation Plan

The Corporation does not have an equity compensation plan and has not sold any unregistered securities.

Shareholder Performance Graph

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on ENB Financial Corp’s common stock against the cumulative total return of the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index for the period of five fiscal years commencing December 31, 2008, and ending December 31, 2013. The graph shows that the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2008, in each of the following: the Corporation’s common stock, the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index and that all dividends were reinvested in those securities over the past five years, the cumulative total return on such investment would be $148.18, $249.69, $143.98, and $133.24, respectively. The shareholder return shown on the graph below is not necessarily indicative of future performance.

Table of Contents ENB FINANCIAL CORP

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
ENB Financial Corp	100.00	86.12	95.71	97.35	130.77	148.18
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
Mid-Atlantic Custom Peer Group*	100.00	93.85	102.75	102.43	119.35	143.98
SNL Small Bank	100.00	70.29	85.86	82.01	95.53	133.24

*Mid-Atlantic Custom Peer Group consists of 122 commercial banks located in the Mid-Atlantic states of Pennsylvania, New York, New Jersey, Maryland, and Delaware.  The largest bank in this peer group had assets of $993 million and the smallest had assets of $26 million.

Table of Contents ENB FINANCIAL CORP

Item 6  - Selected Financial Data

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data set forth below should be read in conjunction with the Corporation's financial statements and their accompanying notes presented elsewhere herein.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	$	$	$	$	$
INCOME STATEMENT DATA
Interest income	26,906	28,267	31,233	32,754	33,803
Interest expense	5,382	6,413	8,246	10,547	12,818
Net interest income	21,524	21,854	22,987	22,207	20,985
Provision (credit) for loan losses	(225)	(975)	1,575	1,800	2,920
Other income	9,397	7,277	7,082	6,960	6,440
Other expenses	21,935	21,169	20,160	20,057	20,069
Income before income taxes	9,211	8,937	8,334	7,310	4,436
Provision for federal income taxes	1,501	1,295	1,186	965	136
Net income	7,710	7,642	7,148	6,345	4,300

PER SHARE DATA
Net income (basic and diluted)	2.70	2.68	2.50	2.23	1.52
Cash dividends paid	1.04	1.00	0.96	0.96	1.17
Book value at year-end	29.33	31.39	28.85	25.99	24.51

BALANCE SHEET DATA
Total assets	812,256	799,186	771,146	747,769	725,952
Total loans	438,220	414,359	412,638	415,234	427,852
Securities	300,328	305,634	284,011	259,138	236,335
Deposits	656,626	633,161	605,678	595,594	569,943
Total long-term debt	65,000	73,000	73,000	74,500	82,500
Stockholders' equity	83,776	89,515	82,471	74,233	69,576

SELECTED RATIOS
Return on average assets	0.96%	0.98%	0.95%	0.85%	0.60%
Return on average stockholders' equity	8.92%	8.87%	9.22%	8.62%	6.28%
Average equity to average assets ratio	10.78%	11.11%	10.26%	9.85%	9.60%
Dividend payout ratio	38.52%	37.31%	38.40%	43.05%	76.97%
Efficiency ratio	73.36%	69.53%	65.36%	65.68%	69.01%
Net interest margin	3.17%	3.35%	3.56%	3.50%	3.43%

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

Results of Operations

Overview

The Corporation recorded net income of $7,710,000 for the year ended December 31, 2013, a 0.9% increase over the $7,642,000 earned during the same period in 2012. The 2012 net income was 6.9% higher than the 2011 net income of $7,148,000. Earnings per share, basic and diluted, were $2.70 in 2013, compared to $2.68 in 2012, and $2.50 in 2011.

The extremely low interest rate environment negatively affected the yields on the Corporation’s assets during 2013. Coupled with a highly competitive loan market, this caused the Corporation’s net interest income to decrease at a rate of 1.5%, or $330,000, for the year ended December 31, 2013, compared to a decrease of 4.9%, or $1,133,000, from 2011 to 2012. Other income, excluding the gains on sales of securities and impairment losses on securities, decreased 2.5%, or $157,000 in 2013, compared to 2012. Total operational costs increased by $766,000, or 3.6%, from 2012 to 2013.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The Corporation’s 2013 ROA was 0.96%, compared to 0.98% in 2012; ROE increased from 8.87% in 2012 to 8.92% in 2013. The decrease in ROA was primarily due to slower earnings growth compared to asset growth. The ROE increased slightly as a result of lower capital levels in 2013 compared to 2012.

Key Ratios	Year Ended
	December 31,
	2013	2012
Return on Average Assets	0.96%	0.98%
Return on Average Equity	8.92%	8.87%

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In 2013, NII generated 69.6% of the Corporation’s gross revenue stream, compared to 75.0% in 2012, and 76.4% in 2011. Since NII comprises a significant portion of the operating income, the direction and rate of increase or decrease will often indicate the overall performance of the Corporation.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets, are presented on an FTE basis. This differs from the NII reflected on the Corporation’s Statements of Income, where the NII is simply the interest earned on loans and securities less the

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

interest paid on deposits and borrowings. By calculating the NII on an FTE basis, the added benefit of having tax-free loans and securities is factored in to more accurately represent what the Corporation earns through the NII. The FTE adjustment shows the benefit these loans and securities bring in a dollar amount because the Corporation does not pay tax on the income they generate. As a result, the FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income. The amount of FTE adjustment totaled $2,175,000 for 2013, $2,189,000 for 2012, and $2,113,000 for 2011.

Net Interest Income

(DOLLARS IN THOUSANDS)

	Year ended
	2013	2012	2011
	$	$	$

Total interest income	26,906	28,267	31,233
Total interest expense	5,382	6,413	8,246

Net interest income	21,524	21,854	22,987
Tax equivalent adjustment	2,175	2,189	2,113

Net interest income (fully taxable equivalent)	23,699	24,043	25,100

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates charged on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. The Federal funds rate has not changed since December of 2008. While the Federal Reserve has not changed the Federal funds rate over the past five years, it has been utilizing a number of other granted powers to help stimulate the economy while managing monetary policy, including maintaining low levels of inflation. This period of over five years with extremely low overnight rates is the lowest and longest in U.S. history. It appears this low interest rate environment will continue throughout 2014. The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points or 3.00% higher than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate has also not moved from its historic low of 3.25% since December 31, 2008.

The fact that the Federal funds rate and the Prime rate have remained at these very low levels for five years has made it difficult to grow the NII of the Corporation as the net interest margin has declined. Initially, in the early part of this five-year period, management was able to grow interest earning assets sufficiently to offset the loss of margin, to increase NII. However, in the last two years, 2012 and 2013, the Corporation’s NII and margin experienced declines. This is typical in a prolonged low rate environment when additional savings on interest expense is exhausted, while yields on the Corporation’s longer assets continue to reprice to lower levels. This causes a decline in the Corporation’s margin, and if not offset by sufficient increases in interest earning assets, the NII will also decline.

The extended extremely low Federal funds rate has enabled management to reduce the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense, while the decrease in the Prime rate has reduced the yield on the Corporation’s Prime-based loans. In this environment the Corporation’s fixed rate loans and securities have generally repriced to lower rates as they mature or reach the end of their fixed rate period. This has occurred over the past five years and continues to cause lower yields on the Corporation’s assets. More recently, at the end of 2013, security yields increased, providing management with the ability to reinvest at higher rates. However, the Corporation’s loan yield has continued to decline as new loans are going on at among the lowest loan rates of this interest rate cycle. Management has instituted floors on certain loan

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

instruments and revised pricing standards to help slow the reduction of loan yield during this historically low-rate period.

Mid-term and long-term interest rates made a move higher in June of 2013 and generally continued until the end of the year. The 10-year U.S. Treasury yield stood at 2.35% when the Fed Chairman made late June 2013 remarks about the timing of tapering of long-term asset purchases. This immediately put pressure on rates, causing the 10-year yield to increase and resulted in the 10-year yield rising to 3.04% by year-end. This had the impact of increasing the U.S. Treasury curve slope with over 275 basis points of spread between the 10-year and overnight funds. This provided opportunities at year-end to invest in securities at higher rates, increasing the yield on securities at December 31, 2013. However, the materially higher U.S. Treasury rates came later in the year and the positive effect to interest income from securities was muted.

The positive slope of the yield curve has fluctuated many times in the past two years with the overnight rates remaining the same, with the 10-year U.S. Treasury yield as high as 2.39% in 2012 and 3.04% in 2013, and as low as 1.43% in 2012, and 1.66% in 2013. As a result, there was a more positive slope in the yield curve during 2013 than in 2012. While the Treasury slope was significantly higher at year end it was not as high throughout the year thus inhibiting the overall yield achieved on securities. The average 10-year U.S. Treasury yield was approximately 2.35% in 2013 versus 1.80% in 2012. The recent strengthening in the slope of the yield curve has made it possible for management to invest excess liquidity into securities with more attractive yields. This should improve security yields and income further in 2014.

While it is becoming increasingly difficult to achieve savings on the Corporation’s overall cost of funds, management was able to reprice time deposits and borrowings to lower levels during 2013 resulting in nominal savings. Rates on some interest bearing core deposit accounts were reduced minimally during 2013. It is not anticipated that interest rates on interest bearing core deposits can be reduced further in 2014. Management expects to achieve further savings on time deposit and borrowing costs in 2014. Borrowing costs and the wholesale borrowing curves that they are based on generally follow the direction and slope of the U.S. Treasury curve, however these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements.

Management currently anticipates that the overnight interest rate and Prime rate will remain at these historically low levels throughout 2014 because of the current economic conditions. It is also likely that the mid and long-term Treasury rates could continue to increase throughout the course of the year. This will allow management to continue to price the vast majority of liabilities off very low short-term rates, while pricing loans and investing in longer securities, based off the higher 5-year and 10-year U.S. Treasury rates. If the Federal Reserve would act to increase overnight rates it is possible that the yield curve could flatten, making it more difficult for management to protect net interest margin. Management believes a more likely scenario is mid-term and longer-term interest rates increasing prior to the Federal Reserve acting to increase overnight rates as more signs of economic recovery occur.

The following table provides an analysis of year-to-year changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	2	(9)	(7)	8	25	33

Securities available for sale:
Taxable	(40)	(213)	(253)	262	(2,043)	(1,781)
Tax-exempt	723	(745)	(22)	653	(312)	341
Total securities	683	(958)	(275)	915	(2,355)	(1,440)
Loans	870	(1,998)	(1,128)	(402)	(1,088)	(1,490)
Regulatory stock	(1)	36	35	—	7	7

Total interest income	1,554	(2,929)	(1,375)	521	(3,411)	(2,890)

INTEREST EXPENSE

Deposits:
Demand deposits	37	(58)	(21)	4	(103)	(99)
Savings deposits	9	(44)	(35)	10	(10)	—
Time deposits	(223)	(488)	(711)	(94)	(764)	(858)
Total deposits	(177)	(590)	(767)	(80)	(877)	(957)

Borrowings:
Total borrowings	(135)	(129)	(264)	(200)	(676)	(876)

Total interest expense	(312)	(719)	(1,031)	(280)	(1,553)	(1,833)

NET INTEREST INCOME	1,866	(2,210)	(344)	801	(1,858)	(1,057)

In 2013, the Corporation’s NII on an FTE basis decreased by $344,000 compared to 2012, a 1.4% decrease. Total interest income on an FTE basis for 2013 decreased $1,375,000, or 4.5%, from 2012, while interest expense decreased $1,031,000, or 16.1%, from 2012 to 2013. The FTE interest income from the securities portfolio decreased by $275,000, or 2.8%, while loan interest income declined $1,128,000, or 5.5%. During 2013, loan demand increased and additional loan volume added $870,000 to net interest income, but the lower yields caused a $1,998,000 reduction, resulting in a net decrease of $1,128,000. Although the growth in the securities portfolio added $683,000 to net interest income, the lower yields on securities caused a $958,000 reduction, resulting in a net decrease of $275,000.

Interest bearing liabilities increased throughout 2013. However, the shift between time deposit balances and demand and savings accounts resulted in a more favorable net interest income. Lower time deposit balances contributed to savings of $177,000 on deposit costs in total. Lower interest rates on all deposit groups caused $590,000 of savings, resulting in net savings of $767,000. Out of all the Corporation’s deposit types, demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes. The Corporation reduced demand deposit interest expense by $58,000 due to lower rates. Time deposit balances decreased resulting in a $223,000 reduction to expense, and time deposits repricing to lower interest rates reduced interest expense by an additional $488,000, causing a net reduction of $711,000 in time deposit interest expense. Even with the historically low rate environment, the Corporation was successful in increasing balances of other deposit types by providing competitive rates. As 2013 progressed and interest rates remained low, the Corporation was able to continue to reprice time deposits maturing at lower interest rates thereby reducing the cost of these funds significantly. Management was also able to reduce interest rates throughout the year on the other interest bearing core deposit balances.

The average balance of outstanding borrowings decreased by $4.7 million, or 6.3%, from December 31, 2012, to December 31, 2013. The decline in total borrowings decreased interest expense by $135,000. The decline in interest rates decreased interest expense by $129,000 as long-term borrowings at higher rates matured and were

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

replaced with new advances at lower rates. The aggregate of these amounts was a decrease in interest expense of $264,000 related to total borrowings.

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
	2013			2012			2011

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and
deposits at other banks	20,785	73	0.35	20,287	80	0.40	17,769	47	0.26

Securities available for sale:
Taxable	192,892	4,062	2.11	194,696	4,315	2.22	186,375	6,096	3.27
Tax-exempt	104,158	5,490	5.27	91,328	5,512	6.04	80,712	5,171	6.41
Total securities (d)	297,050	9,552	3.22	286,024	9,827	3.44	267,087	11,267	4.22

Loans (a)	425,338	19,404	4.56	407,531	20,532	5.04	415,216	22,022	5.30

Regulatory stock	3,878	52	1.34	4,199	17	0.41	4,295	10	0.23

Total interest earning assets	747,051	29,081	3.89	718,041	30,456	4.24	704,367	33,346	4.73

Non-interest earning assets (d)	55,361			58,001			51,346

Total assets	802,412			776,042			755,713

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	138,258	257	0.19	120,861	278	0.23	119,538	377	0.32
Savings accounts	118,422	67	0.06	108,334	102	0.09	98,175	102	0.10
Time deposits	222,257	3,165	1.42	236,462	3,877	1.64	241,357	4,735	1.96
Borrowed funds	69,595	1,893	2.72	74,298	2,156	2.90	79,754	3,032	3.80
Total interest bearing liabilities	548,532	5,382	0.98	539,955	6,413	1.19	538,824	8,246	1.53

Non-interest bearing liabilities:
Demand deposits	164,000			146,260			135,695
Other	3,408			3,634			3,629

Total liabilities	715,940			689,849			678,148

Stockholders' equity	86,472			86,193			77,565

Total liabilities & stockholders' equity	802,412			776,042			755,713

Net interest income (FTE)		23,699			24,043			25,100

Net interest spread (b)			2.91			3.05			3.20
Effect of non-interest
bearing funds			0.26			0.30			0.36
Net yield on interest earning assets (c)			3.17			3.35			3.56

(a) Includes balances of non-accrual loans and the recognition of any related interest income.  Average balances also include net deferred loan costs (fees) of $253,000 in 2013, $23,000 in 2012, and ($105,000) in 2011.  Such fees recognized through income and included in the interest amounts totaled ($85,000) in 2013, $2,000 in 2012, and $6,000 in 2011.

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s interest income decreased at a faster pace than interest expense, resulting in a lower NIM of 3.17% for 2013, compared to 3.35% for 2012. The yield earned on assets dropped 35 basis points while the rate paid on liabilities dropped 21 basis points. Management anticipates NIM improvement in 2014 as asset yields increase and slight cost of funds savings continue. Loan yields were at historically low levels during 2013 due to the extended low-rate environment as well as extremely competitive pricing for the limited number of loan opportunities in the market. It is anticipated that these yields will improve slightly throughout 2014 as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. The growth in the loan portfolio in the second half of the year made up for the decrease in interest income due to lower yields and resulted in a higher absolute amount of interest income for the last two quarters of the year. In addition, due to the mid and long-term Treasury rate increases in the third and fourth quarters of 2013, new investments in the securities portfolio were already occurring at higher yields. These factors combined resulted in an increase in net interest income and NIM for two consecutive quarters. It is anticipated that this trend will continue in 2014.

Loan pricing was a challenge in 2013 as a result of intensified competitive forces resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate. The Prime rate is below typical fixed-rate business and commercial loans, which generally range between 3.50% and 6.00%, depending on term and credit risk. Management was able to price customers with higher levels of credit risk at Prime plus pricing but these rates were still generally below the fixed rate loan-pricing levels. While Prime-based loans will aid the Corporation when interest rates rise, any increase in Prime-based loans will generally cause the Corporation’s average loan yield to decrease. The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Yields on the Corporation’s securities declined 22 basis points for the year 2013, compared to 2012. This compares to a 78 basis point decline in securities yield that occurred from 2011 to 2012. During 2011 and 2012, most of the cash flow received from the securities portfolio was reinvested at significantly lower yields. The low point in reinvestment at lower rates was in July 2012 when the 10-year U.S. Treasury was as low as 1.43%. However, in the last half of 2013, when mid and long-term Treasury rates had increased, the Corporation was able to begin investing in the securities portfolio at slightly higher yields than had been available in the previous years. The 10-year yield was 1.78% as of December 31, 2012, and had risen to a high of 3.04% as of December 31, 2013, with an average yield of 2.35%. Management anticipates that the U.S. Treasury rates will generally increase in 2014 with normal cyclical fluctuations. The average 10-year yield will likely be moderately higher in 2014 than it was in 2013. Portfolio yield will likely continue to improve as a result of a more favorable slope to the yield curve with more slope between the short end and long end of the curve.

The rate paid on deposits and borrowings decreased for the year ended December 31, 2013, from the same period in 2012. Management follows a disciplined pricing strategy on core deposit products that are not rate sensitive, meaning that the balances do not fluctuate significantly when interest rates change. The pricing strategy helped to manage the cost of funds by reducing interest expense on demand deposits by 4 basis points, on savings deposits by 3 basis points, and on time deposits by 22 basis points in 2013. Management captured rate savings on time deposits as large portions of the time deposit portfolio matured and repriced to lower interest rates when renewed. Typically, the Corporation sees increases in time deposits during periods when consumers are not confident in the stock market and economic conditions deteriorate. During these periods, there is a “flight to safety” to federally insured deposits. This trend occurred in 2009 and 2010, but time deposit balances declined throughout 2011, 2012, and 2013. As the rate between time deposits and core deposits narrowed, many customers chose to transfer funds from maturing time deposits into checking and savings accounts. A newer trend affecting deposit growth is customers’ concern about the financial health of their financial institution, which supersedes their interest in obtaining the best market interest rates. This trend benefits the Corporation due to its high capital levels and track record of strong and stable earnings. The Corporation’s Bauer Financial rating of 5, the highest level of their rating scale, has assisted the Bank in gaining deposits over the past several years.

The Corporation’s average rate on borrowed funds decreased by 18 basis points from 2012 to 2013, as several long-term borrowings matured and management was able to refinance into new long-term borrowings at lower interest rates, or not replace the matured borrowings at all. Throughout most of 2013, the fixed borrowing rates were lower than the average rate paid on the Corporation’s existing borrowings. The Corporation will have opportunities to decrease borrowing costs further in 2014, as additional fixed rate borrowings mature or reprice and new advances are obtained at lower rates.

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

A credit provision in the amount of $225,000 was recorded in 2013, compared to a credit provision of $975,000 in 2012. The credit provisions were primarily due to the following factors:

•	Lower levels of delinquent and non-performing loans
•	Lower balances of classified loans
•	Decreased charge-offs

Prior to 2012, the annual provision expense was at increased levels to account for difficult economic conditions that had an impact on the financial health of the Corporation’s borrowers. Throughout 2012 and 2013, because of the factors listed above, the allowance for loan loss calculation indicated a need to reduce the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans. Because of the credit provision, the allowance as a percentage of loans decreased from 1.81% at December 31, 2012, to 1.65% by the end of 2013. Total charge-offs for 2013 amounted to $147,000, compared to $77,000 in 2012. It is anticipated that the Corporation may record a small provision expense in 2014, as a result of growth in the loan portfolio.

Management also continues to provide for estimated losses on pools of similar loans based on historical loss experience. Management utilizes qualitative factors every quarter designed to adjust historical loss experience to take into consideration the current trends in loan volume, concentrations of credit, delinquencies, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight. Additionally, national and local economic trends and conditions are considered to help determine the impact on the amount of loan loss allowance the Corporation should be carrying on the various types of loans. In 2013, several qualitative factor adjustments were made.  Changes were made across all factors, but specifically those related to economic trends and conditions, changes in the underlying value of collateral, changes in lending procedures, and portfolio trends.  Economic trends have improved slightly, causing a reduced adjustment for all but one pool.  Real estate values have improved both locally and nationally, resulting in a lower adjustment for all real estate pools.  Higher adjustments for changes in lending procedures were made for commercial pools, as a result of regulatory feedback and a push to grow the Corporation’s loan portfolio.  Loan growth improved in 2013, causing an increase in adjustments for portfolio trends. The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually updated to more accurately project estimated credit losses.

Management continues to evaluate the allowance for loan losses in relation to the growth or decline of the loan portfolio and its associated credit risk, and believes the provision and the allowance for loan losses are adequate to provide for future loan losses. For further discussion of the calculation, see the “Allowance for Loan Losses” section.

Other Income

Other income for 2013 was $9,397,000, an increase of $2,120,000, or 29.1%, compared to the $7,277,000 earned in 2012. The following table details the categories that comprise other income.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

OTHER INCOME

(DOLLARS IN THOUSANDS)

	2013 vs. 2012				2012 vs. 2011
	2013	2012	Increase (Decrease)		2012	2011	Increase (Decrease)
	$	$	$	%	$	$	$	%
Trust and investment services	1,242	1,105	137	12.4	1,105	1,125	(20)	(1.8)
Service charges on deposit accounts	1,123	1,133	(10)	(0.9)	1,133	1,305	(172)	(13.2)
Other fees	628	601	27	4.5	601	471	130	27.6
Commissions	1,965	1,946	19	1.0	1,946	1,844	102	5.5
Net realized gains on sales
of securities available for sale	3,217	940	2,277	242.2	940	1,500	(560)	(37.3)
Gains on sale of mortgages	241	296	(55)	(18.6)	296	187	109	58.3
Losses on sale of loans	—	—	—	—	—	(263)	263	(100.0)
Earnings on bank-owned life insurance	637	927	(290)	(31.3)	927	574	353	61.5
Other miscellaneous income	344	329	15	4.6	329	339	(10)	(2.9)

Total other income	9,397	7,277	2,120	29.1	7,277	7,082	195	2.8

There was a significant variance in gains or losses on security transactions for the year ended December 31, 2013, compared to the same period in 2012. For the year ended December 31, 2013, $3,217,000 of gains on securities transactions were recorded compared to $940,000 for 2012. Gains or losses taken on securities fluctuate based on market conditions including:

•	large swings in market pricing, utilizing volatility and market timing to the Corporation’s advantage,
•	appreciation or deterioration of a securities value due to changes in interest rates, credit risk, financial performance, or market dynamics such as spread and liquidity,
•	sale of securities at gains to fund loan growth,
•	opportunities to reposition the securities portfolio to improve long-term earnings, or
•	management’s asset liability goals to improve liquidity or reduce interest rate or fair value risk.

The gains or losses recorded depend entirely on management’s active trades based on the above. Losses can be in the form of active sales of securities, or impairment of securities, which involve writing the security down to a lower value based on anticipated credit losses. During 2012, management was able to take advantage of favorable market conditions and sell a number of securities for net gains of $1,080,000, offsetting $140,000 of impairment charges for the year and resulting in net securities gains of $940,000. In 2013, net securities gains amounted to $3,388,000, offsetting $171,000 of impairment charges for the year resulting in net securities gains of $3,217,000.

The sales of securities in 2013 were heavier in the first and last quarters of the year for specific reasons, but a heavy flow of security sales continued throughout the year. In the first quarter, $918,000 of net security gains were taken when bond prices were still very high, but down from their peak in the fourth quarter of 2012. The first quarter is known for lower levels of deposits and liquidity, making it appropriate to sell securities and take significant gains while available, to add liquidity. Management had desired to take a significant amount of gains in 2013 with a large portion of that planned in the first quarter of the year. Gains taken in the second and third quarters were lower due to less favorable bond pricing compared to the first quarter of 2013. Bond pricing was negatively impacted in June and the third quarter after the Federal Reserve’s comments about tapering of asset purchases and the resulting higher interest rates that followed. Interest rates peaked in early September and then declined materially again by late November, providing yet another opportunity for management to capitalize on more favorable bond prices. Meanwhile, loan growth accelerated during the fourth quarter providing opportunity to both sell securities at gains and use the proceeds to fund new loans. This is one of the core elements of management’s plan to increase asset yield and protect margin by converting securities into loans. This strategy resulted in management taking $1,158,000 of net security gains in the fourth quarter alone.

Trust and investment services income increased 12.4% from 2012 to 2013, after decreasing 1.8% from 2011 to 2012. In 2013, trust and investment services revenue accounted for 4.0% of the Corporation’s gross revenue stream, including gains and losses on securities and mortgages, compared to 3.8% in 2012, and 3.7% in 2011. Trust and investment services revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In 2013, the traditional trust business accounted for $832,000, or 67.0%, of total trust and investment services income, with the alternative investment services totaling $410,000, or 33.0%. In 2013, traditional trust services income increased $22,000, or 2.7%, over 2012 levels, while alternative

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

investment services income increased $115,000, or 39.0%, from 2012 levels. The amount of customer investment activity drives the investment services income. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, and small business planning in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Gains on the sale of mortgages in 2013 decreased $55,000, or 18.6%, from 2012. Economic conditions have slowed the sale of homes and new construction, and the amount of refinancing activity decreased significantly in 2013 because of the increase in mortgage rates and the fact that many customers had already refinanced in prior years. This environment decreased the amount of mortgages originated for sale to the secondary market and subsequently caused the decrease in the gains on the sale of loans. Management has budgeted for a significant increase in the gains on the sale of mortgages in 2014, as this is an area of strategic initiative and the Corporation believes there is room for growth and obtaining a higher percentage of the market share in the mortgage area.

Losses on the sale of loans amounted to $263,000 for 2011 with no corresponding loss in 2012 or 2013. This loss was due to the sale of the Corporation’s student loan portfolio in the second quarter of 2011. The student loan portfolio was sold because the outstanding loan balances of approximately $8 million had ceased to provide a positive yield to the Corporation after all expenses.

The earnings on BOLI decreased $290,000, or 31.3%, for 2013, compared to 2012. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies, the actual annual return of the policies, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses. The death of a former director in 2012 resulted in $276,000 of additional BOLI income in that year and is the primary reason for the decrease in 2013 compared to 2012.

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the last three years along with the percentage increase or decrease for 2013 and 2012 compared to the previous year.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	2013 vs. 2012				2012 vs. 2011
	2013	2012	Increase (Decrease)		2012	2011	Increase (Decrease)
	$	$	$	%	$	$	$	%

Salaries and employee benefits	12,913	12,502	411	3.3	12,502	11,501	1,001	8.7
Occupancy expenses	1,745	1,677	68	4.1	1,677	1,648	29	1.8
Equipment expenses	967	855	112	13.1	855	798	57	7.1
Advertising & marketing expenses	486	405	81	20.0	405	362	43	11.9
Computer software & data
processing expenses	1,582	1,623	(41)	(2.5)	1,623	1,571	52	3.3
Shares tax	863	810	53	6.5	810	770	40	5.2
Professional services	1,240	1,154	86	7.5	1,154	1,297	(143)	(11.0)
Other operating expenses	2,139	2,143	(4)	(0.2)	2,143	2,213	(70)	(3.2)
Total operating expenses	21,935	21,169	766	3.6	21,169	20,160	1,009	5.0

Salaries and employee benefits are the largest category of other expenses. In general, they comprise close to 60% of the Corporation’s total operating expenses. For the year 2013, salaries and benefits increased $411,000, or 3.3%. Salaries increased by $286,000, or 3.1% for the year, while employee benefits increased by $125,000, or 3.9%. Insurance costs increased $63,000, or 3.9%, from 2012 to 2013, due primarily to an increase in health insurance expense of $80,000, or 5.7%, partially offset by a decrease in workers compensation insurance of $22,000, or 32.5%. Pension and 401(K) expenses were $608,000 in 2013, compared to $572,000 in 2012, a 6.3% increase. The pension portion experienced a $29,000, or 7.4% increase. The 401(K) portion of these expenses is much smaller in scope than the pension expenses since the Corporation is matching a maximum of up to 2.5% of salary depending on employee contributions, compared to contributing 5.0% of salary in the pension plan. The 401(K) expenses increased $7,000, or 4.0%.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance
•	Lease expense

Occupancy expenses have increased by $68,000, or 4.1%, for 2013, compared to 2012. Building depreciation costs increased by $19,000, or 3.3%. Lease expense increased by $36,000 due to the partial year lease of the Leola office space. The cost of snow removal increased by $20,000, or 229.5%, from 2012 to 2013. Several other occupancy categories decreased minimally to partially offset the above increases.

Equipment expenses increased by $112,000, or 13.1%, for 2013, compared to 2012. The largest component of equipment expenses is depreciation on furniture and fixtures, which increased by $69,000, or 13.0%, from 2012 to 2013. The second largest component is equipment service contracts, which increased by $43,000, or 23.0%, from 2012 to 2013.

Advertising and marketing expenses for the year increased $81,000, or 20.0%, over 2012 levels. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses totaled $342,000 in 2013, which was an $80,000, or 30.5% increase, over 2012. Newspaper advertising increased $55,000, or 150.9%, from 2012 to 2013. Direct mail expenses and point of sale expense both increased $44,000 for 2013 over 2012, and billboard advertising increased $14,000, or 50.2%. These increases were partially offset by a $60,000 decrease in television advertising, and a $20,000 decrease in radio advertising. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies. Public relations, the smaller category of advertising and marketing expenses, totaled $144,000 for 2013, compared to $143,000 for 2012. Fairs and expos, promotional items, and sponsorships make up this category.

Bank shares tax expense was $863,000 for 2013, an increase of $53,000, or 6.5%, over 2012. Two main factors determine the amount of bank shares tax: the average value of shareholders’ equity and the average value of tax-exempt U.S. obligations. The tax is calculated on a rolling six-year average of taxable shares, which is the average shareholders’ equity of the Bank less the average amount of exempt U.S. obligations held. As a result, this tax generally increases as the Bank’s stockholders’ equity increases, and as the level of U.S. obligations as a percentage of assets declines slightly. Because the tax for 2013 was calculated based on a rolling six-year average, the impact of a large change in shareholders’ equity for one year is significantly diminished. The shares tax calculation formula has changed for 2014, which is expected to reduce the shares tax expense for the Corporation. The taxable amount of shareholders’ equity will now be based on the year-end balance versus a six-year rolling average method. This change does result in a higher taxable shares amount but the tax rate was reduced from 1.25% to 0.89%, causing a reduction in the actual shares tax calculation.

Professional services expenses increased $86,000, or 7.5%, from 2012 levels. Professional services include accounting and auditing fees, legal fees, and other third-party services. Accounting and auditing fees increased $72,000, or 32.5%, from 2012 to 2013 due primarily to an adjustment made in 2012 for fees that were over-accrued from prior years. Pension and 401(K) administration expense increased by $23,000 in 2013 compared to 2012 due to a change in providers of these services. These increases were partially offset by payroll processing charges, which decreased $21,000, or 44.9%, for 2013 compared to 2012 due to a change in providers.

Management uses the efficiency ratio as one metric to evaluate operating expenses. The efficiency ratio measures the efficiency of the Corporation in producing one dollar of revenue. For example, an efficiency ratio of 65% means it costs sixty-five cents to generate one dollar of revenue. A lower ratio represents better operational efficiency. The formula for calculating the efficiency ratio is total operating expenses, excluding foreclosed property and OREO expenses, divided by net interest income on an FTE basis, prior to the provision for loan losses, plus other income, excluding gain or loss on the sale of securities. For 2013, the Corporation’s efficiency ratio was 73.4%, compared to 69.5% for 2012. Net interest income has the largest impact to the efficiency ratio. In the current rate environment with interest rates at historic lows and the net interest margin compressed, management’s goal is to reduce the efficiency ratio to below 70%. While a lower efficiency ratio is desired by management, the interest rate environment, and when the Federal Reserve begins to increase overnight interest rates, will play a large part in determining when the Corporation’s efficiency ratio improves and the degree to which improvements can be made.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

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

For the year ended December 31, 2013, the Corporation recorded a tax provision of $1,501,000, compared to $1,295,000 for 2012. The effective tax rate for the Corporation was 16.3% for 2013, compared to 14.5% for 2012.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of the cash on hand in the Corporation’s vaults, operational transaction accounts with the Federal Reserve Bank (FRB), and deposits in other banks. The FRB requires a specified amount of cash available either in vault cash or in an FRB account. Known as cash reserves, these funds provide for the daily clearing house activity of the Corporation and fluctuate based on the volume of each day’s transactions. As of December 31, 2013, the Corporation had $24.6 million in cash and cash equivalents, compared to $35.7 million as of December 31, 2012. Management has been carrying larger cash balances as part of an asset liability strategy to provide an immediate hedge against interest rate risk and liquidity risk. Deposit growth outpaced loan growth in 2012 and 2013, which provided more liquidity and allowed management to carry higher cash levels. However, with the improved loan growth in the second half of 2013, cash levels were at lower levels than in the first half of the year and in 2012.

As a result of the actions of the Board of Governors on December 16, 2008, financial institutions have been able to receive a rate of 0.25%, equivalent to the Federal funds rate, on reserves held at the FRB. Because this rate matched the Federal funds rate that could be obtained at other correspondent banks, management began to keep larger balances at the FRB and less Federal funds. Additionally, management made the decision to invest excess cash in a money market account at another financial institution in the fourth quarter of 2011. This money market account yielded a return of 0.45% at December 31, 2013, nearly twice the return of the FRB. This decision had the effect of altering the mix of cash and cash equivalents to more interest bearing deposits in banks and less Federal funds sold. The cash and cash equivalents represent only one element of liquidity. For further discussion on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk.

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

Some conclusions drawn from the following table are as follows:

•	Balance sheet growth rate was approximately twice as high in 2013 than in 2012.
•	Average balances of loans and securities grew at nearly the same rate, a combined rate of 4.2%
•	Interest bearing demand deposits and savings deposits grew significantly in 2013 compared to a decline in time deposits.
•	Non-interest bearing deposits, the most beneficial deposits, grew at a rate of 12.1% in 2013.
•	Borrowings decreased by 6.3% in 2013.

SOURCES AND USES OF FUNDS

(DOLLARS IN THOUSANDS)

	2013 vs. 2012				2012 vs. 2011
	2013	2012	Increase (Decrease)		2012	2011	Increase (Decrease)
Average Balances	$	$	$	%	$	$	$	%

Short-term investments	20,785	20,287	498	2.5	20,287	17,769	2,518	14.2
Securities available for sale	297,050	286,024	11,026	3.9	286,024	267,087	18,937	7.1
Regulatory stock	3,878	4,199	(321)	(7.6)	4,199	4,295	(96)	(2.2)
Loans	425,338	407,531	17,807	4.4	407,531	415,216	(7,685)	(1.9)
Total Uses	747,051	718,041	29,010	4.0	718,041	704,367	13,674	1.9

Interest bearing demand	138,258	120,861	17,397	14.4	120,861	119,538	1,323	1.1
Savings accounts	118,422	108,334	10,088	9.3	108,334	98,175	10,159	10.3
Time deposits	222,257	236,462	(14,205)	(6.0)	236,462	241,357	(4,895)	(2.0)
Borrowings	69,595	74,298	(4,703)	(6.3)	74,298	79,754	(5,456)	(6.8)
Non-interest bearing demand	164,000	146,260	17,740	12.1	146,260	135,695	10,565	7.8
Total Sources	712,532	686,215	26,317	3.8	686,215	674,519	11,696	1.7

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Securities Available For Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of December 31, 2013, the Corporation had $300.3 million of securities available for sale, which accounted for 37.0% of assets, compared to 38.2% as of December 31, 2012. This indicates that the securities portfolio on an ending-balance basis grew at a slower pace than total assets. Based on ending balances, the securities portfolio decreased 1.7% from December 31, 2012 to December 31, 2013.

Each quarter management sets portfolio allocation guidelines and adjusts security portfolio strategy generally based upon the following factors:

•	Performance of the various instruments including spreads over U.S. Treasury rates
•	Slope of the U.S. Treasury yield curve
•	Level of and projected direction of interest rates
•	ALCO positions as to liquidity, interest rate risk, and net portfolio value
•	Changes in credit risk of the various instruments
•	State of the economy and projected economic trends

The securities policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications provide opportunities to maximize yield and minimize credit risk. The composition of the securities portfolio based on fair market value is shown in the following table.

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2013		2012		2011
	$	%	$	%	$	%

U.S. government agencies	39,667	13.2	44,284	14.5	46,614	16.4
U.S. agency mortgage-backed securities	51,923	17.3	50,003	16.4	55,129	19.4
U.S. agency collateralized mortgage obligations	41,688	13.9	40,600	13.3	56,049	19.8
Private collateralized mortgage obligations	4,041	1.3	5,750	1.9	7,225	2.5
Corporate bonds	56,194	18.7	49,649	16.2	25,298	8.9
Obligations of states and political subdivisions	101,644	33.9	110,403	36.1	89,745	31.6
Marketable equity securities	5,171	1.7	4,945	1.6	3,951	1.4

Total securities available for sale	300,328	100.0	305,634	100.0	284,011	100.0

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds which account for 98.3% of all securities. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. Refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion of risk strategies. To provide maximum flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of the portfolio on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on the bonds that are currently valued below book value. Impairment was recorded in 2011, 2012, and 2013 on several of the Corporation’s private collateralized mortgage obligations (PCMOs) when it was determined that projected credit losses would occur.

The Corporation’s marketable equity securities include an investment in qualified Community Reinvestment Act (CRA) mutual funds and a small portfolio of bank stocks held at the holding company level. A total of $5 million has been invested into one qualified CRA fund that carried an AAA credit rating as of December 31, 2013. The fund is a Small Business Administration (SBA) CRA fund with a $5,000,000 book value and market value as it has a stable dollar price. As of December 31, 2012, the Corporation was also invested in another CRA mutual fund where dollars were invested in CRA-qualifying fixed-rate mortgage pools. This CRA mutual fund had a book and fair market value of $945,000 as of December 31, 2012, and was sold during 2013. The Corporation’s investment in the SBA CRA fund stood at $4,000,000 as of December 31, 2012. An additional $1 million was invested in the SBA CRA fund during 2013 after the $1 million remaining investment in the other CRA mutual fund was sold.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Management recognized $54,000 of impairment on the CRA mutual fund at the end of 2012 when it was written down to the current market value. When valuations declined further in 2013 the remaining $1 million was sold at a $37,000 loss in the third quarter of 2013.

The current guideline used by management for the amount to be invested in CRA-approved investments is approximately 0.5% of assets. The current $5,000,000 of CRA investments is equivalent to 0.6% of assets. The small portfolio of bank stocks included in marketable equity securities had a book value of $151,000 and a fair market value of $171,000 as of December 31, 2013.

As of December 31, 2013, the Corporation held three PCMO securities with a book value of $4.1 million, a reduction of $2.0 million, or 32.8%, from the balance as of December 31, 2012. One PCMO security with previous impairment was sold in early 2013 at a slight gain over impaired levels, reducing the total PCMO positions from four to three. Out of the three currently held PCMOs, one security, with a book value of $822,000, carried an A+ credit rating by one of the major credit rating services. The two remaining PCMOs, with a book value of $3.3 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s. While management does not need to sell either of these two PCMOs due to their impairment status, it is possible that management may sell out of the entire PCMO segment in 2014, as there are no plans to reinvest in this security type and the segment will soon fall below 1% of portfolio book value.

As of December 31, 2013, the only impaired securities held by the Corporation were the two below investment grade PCMOs mentioned above. While current analysis by management does not show the need to take additional impairment, it is possible that foreclosure rates and the severity of losses on the foreclosures could increase, resulting in more credit losses to the Corporation. Management will continue to update cash flow analysis quarterly that incorporates the most current default rates and prepayment speeds on these instruments. It is possible that further impairment would be necessary if default rates rose to levels that have not yet been experienced, or if the severity of losses on foreclosures increased, or if prepayment speeds slowed to speeds not previously experienced. Prepayment speeds on all of the Corporation’s PCMOs have been relatively fast, which is assisting in the cash flow analysis. Faster prepayment speeds make it more likely that the Corporation’s principal is returned before additional credit losses are incurred. Total PCMO impairment taken during 2013 totaled $171,000 compared to $86,000 in 2012, and $324,000 in 2011.

Overall, the tax equivalent yield on all of the Corporation’s securities declined from 3.44% for 2012, to 3.22% for 2013. While the slope of the yield curve improved at mid-year and again at year-end, generally securities that matured had higher yields than the securities purchased to replace them. The portfolio finished slightly smaller at the end of 2013 based on fair market value than at the end of 2012. The only material moves in the portfolio, based on end-of-period balances, were further reductions in U.S. government agencies with a similar increase in corporate bonds. Management views the corporate sector as the best structure to provide above market returns in a shorter duration asset. The non-callable nature of a corporate bond means that, unlike MBS and CMO securities, the instrument will not extend if interest rates increase and will therefore hold its value better. As a result, management has reallocated assets between the U.S. agency and corporate segments. This was a continuation of a strategy that management followed in 2012. Management was also growing the amount of obligations of states and political subdivisions in 2012, but that strategy moderated and then reversed in 2013 in an effort to reduce the amount of longer assets in preparation for higher interest rates. During the last quarter of 2013, loan growth increased, resulting in a shift between the securities portfolio and loan balances. This was responsible for the decline in the portfolio at the end of the year and caused a smaller portfolio than at the end of 2012. The decline in the portfolio was a result of the decline in obligations of states and political subdivisions. With the late-year surge in loan growth, management desired to sell off securities with the longest durations, the obligations of states and political subdivisions. This also worked out well in terms of market timing and achieving a high level of gains based on better market valuations.

Investments in MBS and CMOs assist management in maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS, CMO, and PCMO securities pay monthly principal and interest. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS, CMOs, and PCMOs do slow down and speed up as interest rates increase or decrease. During 2013, cash flows from these securities were elevated at the beginning of the year when U.S. Treasury rates were lower and decreased in the third and fourth quarters as interest rates were higher on average. Management will continue to monitor prepayment speeds and characteristics going forward to evaluate this segment of the investment portfolio.

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. In the continued prolonged period of historically low interest rates,

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

the municipal bond sector has by far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. When interest rates were lower in 2012, the municipal bond portfolio experienced significant fair market value gains. As interest rates rose throughout 2013, the valuations of these instruments declined rapidly and represented the largest unrealized loss in the securities portfolio as of December 31, 2013.

While the performance of municipal bonds has been very strong for the past five years, significant changes have occurred as to the credit ratings of these instruments. After the financial crisis began in 2008, both the primary rating services such as Moody’s and S&P and the municipal bond insurance underwriting companies were under attack for lax underwriting and evaluation of credits with favorable ratings being issued when deterioration of financial results was occurring. With the economy adversely impacting many municipalities across the country, the ratings of the municipal bond underwriting companies was called into question including their ability to back up the municipalities in the event of default. For this reason, the credit ratings of the municipal bond insurance underwriting companies experienced sharp declines in ratings, with some dropping to below investment grade. Therefore, the actual ratings of the municipal bonds experienced declines as their quality of additional support declined. Prior to the sharp decline in the health of the municipal insurance companies, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection. Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A. As of December 31, 2013, only 1.1% of the Corporation’s municipal bonds carried an AAA rating. While this was a significant change in terms of ratings for the municipal bond industry, it is important to note that the ratings on the vast majority of the Corporation’s municipal bonds still carried a rating advantage over the average credit ratings of the corporate bonds held by the Corporation. The change in ratings amounted to a more realistic evaluation of true municipal bond risk and its risk in relation to other instruments like corporate bonds. Additionally, despite the major changes that have occurred in the credit ratings of municipal bonds, the Corporation has not experienced any losses due to defaults or bankruptcies of states or political subdivisions.

The Corporation’s securities policy requires that municipal bonds not carrying insurance have a minimum S&P credit rating of A- or a minimum Moody credit rating of A3 at the time of purchase. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Therefore, management closely monitors any municipal bonds that have their credit ratings downgraded below initial purchase guidelines. As of December 31, 2013, two municipal bonds, with a book value of $1.1 million, carried credit ratings under the Corporation’s initial purchase policy requirements. Importantly, this is 1.1% of the Corporation’s municipal bond holdings. Both of these municipal bonds still carried investment grade ratings and both are paying principal and interest payments as scheduled. Management believes the bonds will continue to pay as contractually obligated until maturity. One of these bonds was carrying an unrealized gain position as of December 31, 2013.

As of December 31, 2013, the Corporation held corporate bonds with a total book value of $56.4 million and fair market value of $56.2 million. Management increased its holdings in corporate securities to approximately 18.7% of the portfolio compared to approximately 16.2% at December 31, 2012. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong relative yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken on by purchasing a corporate bond, management has in place certain minimal credit ratings that must be met in order for management to purchase a corporate bond. Additionally, the Corporation’s securities policy calls for corporate bonds purchased to not have maturities greater than six years with the preferred maturity range of two to five years. Credit risk grows exponentially with length. The shorter the maturity the more assurance the company’s financial position will remain sufficiently strong to ensure full payment of the bond at maturity. The longer the time horizon the more difficult it is to project the financial health of the company.

Management closely monitors the unrealized gain or loss positions of all the corporate bonds to identify any potential weakness. On an ongoing basis, management monitors current financial news and results for these corporations and updates an internal financial analysis periodically. As of December 31, 2013, twenty-four of the forty-four corporate securities held by the Corporation were showing unrealized holding losses totaling $673,000. The remaining twenty securities were showing unrealized holding gains of $430,000, for a net loss of $243,000 overall. All but two of the corporate bonds had at least an A credit rating by one of the major credit rating services, with all corporate bonds considered investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

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

The following table shows the weighted-average life and yield on the Corporation’s securities by maturity intervals as of December 31, 2013, based on amortized cost. All of the Corporation’s securities are classified as available for sale and are reported at fair value; however, for purposes of this schedule they are shown at amortized cost.

SECURITIES PORTFOLIO MATURITY ANALYSIS

(DOLLARS IN THOUSANDS)

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. government agencies	—	—	4,873	2.72	36,798	2.04	—	—	41,671	2.12
U.S. agency mortgage-backed securities	10,269	2.36	23,850	2.41	11,549	2.51	6,835	2.70	52,503	2.46
U.S. agency collateralized mortgage obligations	8,002	2.28	19,453	2.29	12,433	2.38	2,576	2.29	42,464	2.31
Private collaterized mortgage obligations	—	—	—	—	—	—	4,136	6.56	4,136	6.56
Corporate bonds	4,027	2.70	34,352	2.34	18,057	2.81	—	—	56,436	2.52
Obligations of states and political subdivisions	920	5.62	15,364	2.75	46,921	3.58	40,731	4.96	103,936	4.02
Marketable equity securities	—	—	—	—	—	—	5,151	1.80	5,151	1.80

Total securities available for sale	23,218	2.52	97,892	2.43	125,758	2.80	59,429	4.42	306,297	2.98

Securities are assigned to categories based on stated contractual maturity except for MBS, CMOs, and PCMOs, which are based on anticipated payment periods.

The yield on the securities portfolio, including equity securities, was 2.98% as of December 31, 2013, compared to 3.49% as of December 31, 2012. As of December 31, 2013 and 2012, the effective duration of the Corporation’s fixed income security portfolio was 2.9 for the base case or rates unchanged scenario. Effective duration is the estimated duration or length of a security or portfolio, which is implied by the price volatility. Effective duration is calculated by converting price volatility to a standard measurement representing length. While it is a standard measurement representing length, it is not expressed in years. It is a measurement of price sensitivity, with lower durations representing better positions. An effective duration of 3.0 would approximate the duration of a three-year U.S. Treasury, a security that has no option risk or call provisions. Management receives effective duration and price volatility information quarterly on an individual security basis. Management’s target base case, or rates unchanged effective duration, is 2.5. With the unlikelihood of short-term interest rates increasing in 2014, management’s strategy is to lower the securities portfolio’s effective duration from the current 2.9 to 2.5 throughout the year to assist in lessening the Corporation’s limited rates-up exposure.

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The majority of the Corporation’s securities are held at the bank level with only a small portfolio of bank stocks held at the holding company level. The decision to purchase these equity securities at the holding company level took into account tax strategies, market conditions, and other strategic decisions.

Loans

Net loans outstanding increased $24.2 million, or 5.9%, from $406.8 million at December 31, 2012, to $431.0 million at December 31, 2013. The following table shows the composition of the loan portfolio as of December 31 for each of the past five years.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	December 31,
	2013		2012		2011		2010		2009
	$	%	$	%	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	97,243	22.2	91,943	22.2	95,347	23.1	96,256	23.2	98,831	23.1
Agriculture mortgages	114,533	26.2	85,501	20.6	73,287	17.7	60,513	14.6	53,277	12.4
Construction	9,399	2.1	16,435	4.0	18,957	4.6	14,781	3.6	23,382	5.5
Total commercial real estate	221,175	50.5	193,879	46.8	187,591	45.4	171,550	41.4	175,490	41.0

Consumer real estate (a)
1-4 family residential mortgages	127,253	29.1	126,686	30.6	133,959	32.5	137,361	33.1	131,509	30.7
Home equity loans	10,889	2.5	13,122	3.2	14,687	3.6	17,719	4.3	21,733	5.1
Home equity lines of credit	21,097	4.8	15,956	3.9	15,004	3.6	12,490	3.0	10,383	2.4
Total consumer real estate	159,239	36.4	155,764	37.7	163,650	39.7	167,570	40.4	163,625	38.2

Commercial and industrial
Commercial and industrial	28,719	6.6	27,503	6.6	25,913	6.3	28,434	6.8	30,760	7.2
Tax-free loans	10,622	2.4	17,991	4.3	19,072	4.6	23,028	5.5	32,989	7.7
Agriculture loans	14,054	3.2	15,204	3.7	12,884	3.1	11,756	2.8	12,777	3.0
Total commercial and industrial	53,395	12.2	60,698	14.6	57,869	14.0	63,218	15.1	76,526	17.9

Consumer	4,063	0.9	3,872	0.9	3,590	0.9	13,045	3.1	12,506	2.9

Total loans	437,872	100.0	414,213	100.0	412,700	100.0	415,383	100.0	428,147	100.0
Less:
Deferred loan fees (costs), net	(348)		(146)		62		149		295
Allowance for loan losses	7,219		7,516		8,480		7,132		5,912
Total net loans	431,001		406,843		404,158		408,102		421,940

(a)	Residential real estate loans do not include mortgage loans serviced for others. These loans totaled $4,866,000 as of December 31, 2013, $6,014,000 as of December 31, 2012, $8,904,000 as of December 31, 2011, $10,101,000 as of December 31, 2010, and $11,754,000 as of December 31, 2009.

The composition of the loan portfolio has undergone relatively minor changes in recent years, with the one major change being the growth in agricultural mortgage lending. The total of all categories of real estate loans comprised 86.9% of total loans as of December 31, 2013, compared to 84.4% of total loans on December 31, 2012. Commercial real estate remains the largest category of the loan portfolio, consisting of 50.5% of total loans as of December 31, 2013, compared to 46.8% of total loans as of December 31, 2012. Within the commercial real estate segment there has been an acceleration of agricultural mortgages over the past four years, with commercial mortgages holding fairly steady and construction based mortgages declining. The agricultural increase is due primarily to two reasons. First, the Corporation has a history of an agricultural focus, which coincides with the market area that we serve. In recent years management has allocated additional resources to build agricultural lending including the hiring of additional agricultural lenders. Secondly, the agricultural economy was quicker to recover from the past prolonged recession than other elements of the economy, so management focused on the area that was generating the largest amount of loan growth.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Commercial real estate loans increased to $221.2 million at December 31, 2013, from $193.9 million at December 31, 2012, a 14.1% increase. As of December 31, 2013, all types of commercial real estate loans accounted for 80.6% of commercial purpose lending. Most of the commercial real estate growth occurred in the agriculture mortgage area with those loans increasing to $114.5 million at December 31, 2013, from $85.5 million at December 31, 2012, a 33.9% increase. In 2013, agriculture mortgage loans represented a more significant portion of the commercial real estate category. As of December 31, 2013, these loans made up 51.8% of total commercial real estate loans compared to 44.1% as of December 31, 2012. As economic conditions improved in 2012 and 2013, and as the Corporation had a more focused agriculture initiative, agricultural mortgage loans grew at a rapid pace. The trend over the past five years has been for agricultural mortgages to grow as a percentage of commercial mortgages and as a percentage of the total loan portfolio. These loans along with agricultural loans not secured by real estate now account for nearly 30% of the entire loan portfolio. Management has always had an agricultural focus, which is due largely to the market area and type of customers the Corporation serves. Management expects agricultural loans to continue to increase in 2014 but at a slower pace with commercial real estate growing at a faster pace. Management was experiencing an increase in commercial mortgages at the end of 2013 and it is believed that as the general economy improves further in 2014 the diversified economy of the market area the Corporation serves will cause commercial lending to grow faster in 2014.

Commercial construction loans represent a fairly small element of the Corporation’s total loan portfolio, accounting for 2.1% of total loans as of December 31, 2013, and 4.0% of total loans as of December 31, 2012. The decrease from 2012 to 2013 was due to construction projects being completed and moving to permanent financing. Construction activity had picked up in 2010, causing an increase in balances as draws were made in 2011. However, since 2011, new construction activity has slowed. Developers are very cautious about starting new projects and when they do, the size and scope are limited to better match limited demand. As the general economic conditions improve further in 2014 the commercial real estate construction lending is expected to increase.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 12.2% of total loans as of December 31, 2013, compared to 14.6% as of December 31, 2012. In scope, the commercial and industrial loans represent less than a fourth of the commercial real estate loans as of December 31, 2013, with that difference widening throughout 2013. This is consistent with management’s credit preference for obtaining real estate collateral when making commercial loans. The balance of total commercial and industrial loans decreased from $60.7 million at December 31, 2012, to $53.4 million at December 31, 2013, a 12.0% decrease. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. The decrease in the entire commercial and industrial segment in 2013 was largely the result of tax-free loans to a municipality that paid off. This caused the tax-free loans to decline by $7.4 million, or 41.0%. Management anticipates that commercial loans not secured by real estate will experience slow to moderate growth in 2014. The growth will likely occur more from the commercial and industrial and the agriculture loans and less from the tax-free loans. Municipalities are being affected by the prolonged economic weakness and the ability of tax payers to fund new infrastructure projects. Recently, more municipal projects have been funded through the issuance of bonds as opposed to tax-free loans from financial institutions. In this historically low interest rate environment, financial institutions are generally unwilling to offer rates as low as what municipalities can achieve by structuring terms and rates through bond issues.

The Corporation provides credit to many small and medium-sized businesses. Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees. Businesses are also using more of their available credit from both unsecured and real estate secured lines of credit as economic conditions impacted their sales and cash flows. While there were increases in commercial and industrial loans during 2012 and 2013, the prolonged weaker economic conditions have acted to limit the long-term growth of these loans. The $28.7 million December 31, 2013 balance of commercial and industrial loans is $2.1 million, or 6.8% less than the $30.8 million balance as of December 31, 2009. The commercial and industrial agricultural loans grew over the same period, related to the improving agricultural conditions, but actually declined from December 31, 2012 to December 31, 2013. The commercial and industrial agricultural loans are expected to grow moderately in 2014.

As a result of the regulatory concerns regarding commercial real estate (CRE) lending that arose out of the financial crisis, there has been a renewed focus on the amount of CRE loans as a percentage of total risk-based capital. The CRE loans are viewed as having more risk due to the specific types of commercial loans that fall into this category and their heavy reliance on the value of real estate that is used as collateral. During the financial crisis and years immediately after, many financial institutions had CRE loans in excess of 400% of total risk-based capital. Regulators were warning banks of concentrations in CRE loans and the increased risk that they could potentially bring. The Corporation’s level of CRE loans has been low relative to other community banks and the CRE profile has not materially changed over the past several years. The Corporation remains well below the CRE guidelines of 100% of total risk-based capital for

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

construction and development loans, and 300% of risk-based capital for total CRE loans. There are nine categories of CRE loans by definition. The Corporation does not have any real estate investment trust (REIT) loans, which are the ninth category.

The following chart details the Corporation’s CRE loans as of December 31, 2013 and December 31, 2012.

CRE SUMMARY BY CATEGORY

(DOLLARS IN THOUSANDS)

		2013		2012
		Total	Risk-Based	Total	Risk-Based
		Committed	Capital	Committed	Capital
CRE Type	CRE Description	Loan Amount	%	Loan Amount	%
0.01	Land Development Loans	2,769	2.9	3,679	4.1
0.02	1-4 Family Residential Construction Loans	2,214	2.4	1,765	2.0
0.03	Commercial Construction Loans	17,920	19.0	18,720	21.0
0.04	Other Land Loans	2,072	2.2	2,263	2.6
0.05	Multi-Family Property	9,906	10.5	10,077	11.3
0.06	Nonfarm, Nonresidential Property	17,462	18.5	21,707	24.4
0.07	Nonfarm, Nonresidential Property - Temp	—	—	—	—
0.08	Unsecured Loans to Developers	1,972	2.1	2,094	2.4
		54,315	57.6	60,305	67.8

	Corporation's Risk-Based Capital	94,336		88,990

The Corporation’s level of CRE loans is low relative to other financial institutions in its peer group and as a percentage of risk-based capital, with less than 60%. Management does not believe the Corporation’s CRE profile will change significantly during 2014. Management is closely monitoring all CRE loan types to be able to determine any negative trends that may occur. Management does internally monitor the delinquencies and risk ratings of these loans on a monthly basis and has established internal policy guidelines to restrict the amount of each of the above eight types of CRE loans as a percentage of capital. As of December 31, 2013, the Corporation was well under internal guidelines for all of the above CRE loan types except for commercial construction loans which were slightly above internal guidelines. Commercial construction loans, were elevated at December 31, 2013, due to the timing of construction projects. This category is expected to be back within internal guidelines in 2014 when a number of these projects convert to permanent financing.

Outside of commercial loans, the consumer residential real estate category represents the second largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $155.8 million on December 31, 2012, to $159.2 million on December 31, 2013, a 2.2% increase. This category includes closed-end fixed rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically the entire consumer residential real estate component of the loan portfolio has averaged very close to 40% of total loans. In 2013, this percentage declined to 36.4%, down from 37.7% at the end of 2012. The economy remains relatively weak and housing prices have only started to recover from material declines in past years; therefore, consumers are focused on reducing borrowing costs and not taking on new debt. Management expects the consumer residential real estate category to increase at a faster pace in 2014 due to a directed effort to increase mortgage volume and a planned HELOC special. The economic conditions for consumers have also improved slightly going into 2014. Consumer disposable income is higher and home valuations have increased which has increased the equity available in their homes.

The first lien 1-4 family mortgages increased minimally from December 31, 2012, to December 31, 2013. These first lien 1-4 family loans made up 80% of the residential real estate total as of December 31, 2013, and 81% as of December 31, 2012. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. During 2013, the continued weaker economic conditions and the weak but improving housing market affected the non-owner occupied 1-4 family residential mortgages, resulting in the very minimal increase in these mortgages. Additionally, single family primary residence mortgages declined as new home sales were down and many primary residential mortgage customers had already refinanced their mortgages prior to 2013. Nationwide the mortgage

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

refinance market was down significantly as interest rates began to increase and it was apparent that years of very low mortgage rates had caused a burn out in the amount of mortgages that could still be refinanced at lower rates.

The stagnation of 1-4 family mortgages held by the Corporation is part of a continuing trend of borrowers seeking both the lowest possible rate and payment amount, with less concern for where the mortgage is actually held and serviced. This trend began in 2011 and has led to more borrowers pursuing 30-year mortgages that are sold, rather than 15 or 20-year mortgages that the Corporation originates and holds in the loan portfolio. The Corporation generally only extends 10, 15, and 20-year mortgage loans, with only 5% of the portfolio written with 10-year terms, 25% written with 15-year terms and 70% written with 20-year terms. Generally, mortgages with terms over 20 years are sold and serviced outside of the Corporation. This trend in consumer preference has led to less internal mortgage production and more mortgage loans being sold. Management expects internal mortgage loan production to improve in 2014 as the Corporation focuses on strategically growing this area of the loan portfolio.

As of December 31, 2013, the remainder of the residential real estate loans consisted of $10.9 million of fixed rate junior lien home equity loans, and $21.1 million of variable rate home equity lines of credit (HELOCs). This compares to $13.1 million of fixed rate junior lien home equity loans, and $16.0 million of HELOCs as of December 31, 2012. Therefore, combined, these two types of home equity loans increased from $29.1 million to $32.0 million, an increase of 10.0%. The increase in new HELOCs was sufficient to offset the more moderate decline in the larger fixed rate junior lien home equity portfolio. With the decline in the Prime rate to 3.25%, which had already occurred by the end of 2008, and fixed home equity rates generally between 4% and 7%, customers shifted any new home equity borrowings to HELOCs and either paid off or continued to pay down their fixed rate home equity loans. In the beginning of 2012, all new HELOCs were established with a 4.00% floor, but towards the end of 2012, in an effort to grow the home equity loan portfolio, HELOCs were offered at Prime with no floor. The majority of borrowers chose variable-rate HELOC products throughout 2012 and 2013 instead of fixed-rate home equity loans. In addition, a no fee HELOC special was offered in 2013 which encouraged more HELOC activity resulting in the sizeable increase in this category of loans since the prior year. Management believes the trends experienced in 2013 will continue until the Prime rate begins to increase.

Consumer loans represent a very small portion of the Corporation’s loan portfolio, accounting for 0.9% of total loans as of December 31, 2013, and December 31, 2012. In recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Due to the credit crisis that occurred in 2008 and 2009, specialized lenders began pulling back on the availability of credit and more favorable credit terms. The underwriting standards of major financing and credit card companies began to strengthen in the past few years after years of lower credit standards. This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice. Management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of additional consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. Consumers are still holding back in the weak economic conditions, many trying to consolidate or pay off their debt. This is controlling the amount of new growth that is occurring in consumer loans.

Prior to 2011, the Corporation maintained a student loan portfolio. In May 2011, the student loan portfolio was sold which reduced personal loans by $8 million and principally explains the large decrease in consumer loans that occurred from the end of 2010 to the end of 2011. The sale of the student loan portfolio was driven by a lack of profitability, caused by historically low interest rates and additional programs and terms introduced by the Pennsylvania Higher Education Assistance Agency (PHEAA), which essentially eliminated the remaining spread being made on student loans.

Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Management does not anticipate that the loan portfolio composition will change materially in 2014. The sharper agricultural mortgage growth that was occurring will likely moderate, while the commercial mortgage growth will likely increase. Since commercial lending is highly linked to economic conditions it is likely the entire commercial real estate area will grow as a percentage of total loans. The largest single category of 1-4 family residential mortgages will likely show a slight increase, but could still decline as a percentage of the entire loan portfolio.

The following tables show the maturities for the loan portfolio by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

LOAN MATURITIES

(DOLLARS IN THOUSANDS)

		Due After
		One Year
	Due in One	Through	Due After
	Year or Less	Five Years	Five Years	Total
	$	$	$	$
Commercial real estate
Commercial mortgages	6,922	4,939	85,382	97,243
Agriculture mortgages	7,757	4,240	102,536	114,533
Construction	2,594	—	6,805	9,399
Total commercial real estate	17,273	9,179	194,723	221,175

Consumer real estate
1-4 family residential mortgages	3,437	4,356	119,460	127,253
Home equity loans	2,777	2,624	5,488	10,889
Home equity lines of credit	—	—	21,097	21,097
Total consumer real estate	6,214	6,980	146,045	159,239

Commercial and industrial
Commercial and industrial	16,864	7,828	4,027	28,719
Tax-free loans	—	263	10,359	10,622
Agriculture loans	9,284	2,199	2,571	14,054
Total commercial and industrial	26,148	10,290	16,957	53,395

Consumer	1,709	2,279	75	4,063
Total amount due	51,344	28,728	357,800	437,872

FIXED AND FLOATING RATE LOANS DUE AFTER ONE YEAR

(DOLLARS IN THOUSANDS)

		Floating or
	Fixed Rates	Adjustable Rates
	$	$

Commercial real estate
Commercial mortgages	7,452	82,868
Agriculture mortgages	2,645	104,132
Construction	217	6,589
Total commercial real estate	10,314	193,589

Consumer real estate
1-4 family residential mortgages	108,098	15,718
Home equity loans	7,371	740
Home equity lines of credit	7,218	13,879
Total consumer real estate	122,687	30,337

Commercial and industrial
Commercial and industrial	9,495	2,360
Tax-free loans	6,408	4,215
Agriculture loans	1,149	3,620
Total commercial and industrial	17,052	10,195

Consumer	2,354	—

Total amount due	152,407	234,121

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

Out of all the loans due after one year, 39.4% are fixed-rate loans as of December 31, 2013. This is lower than the prior year end when 47.7% of the loans due after one year were fixed rate. These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower. Floating or adjustable rate loans reflect different types of repricing. Approximately 45% of the $234.1 million of floating or adjustable loans due after one year are true floating loans. These loans are tied to the Prime rate and will reprice when the Prime rate changes. For commercial customers, generally all pass credits have been granted access to the Prime rate since 2011. However, a number of the Corporation’s business and commercial Prime-based loans have been priced at levels above the Prime rate due to the credit standing of the borrower. Prime floors of 4.00% were instituted on the Corporation’s variable rate home equity loans at the end of 2008 and remained in effect until the fourth quarter of 2012 when the floor was removed to offer a more competitive product. The other 55% of the Corporation’s floating or adjustable loans due after one year are adjustable in nature and will reprice at a predetermined time in the amortization of the loan. These loans are mostly real estate commercial loans.

As of December 31, 2012, 54% of the $188.5 million of floating or adjustable loans due after one year were true floating rate loans that could reprice immediately, with the other 46% being adjustable after an initial fixed rate period. The percentage of loans that can reprice immediately decreased from 54% as of December 31, 2012, to 45% as of December 31, 2013. This decrease was a function of more commercial real estate loans that are fixed for a period of time and then float on Prime according to a predetermined repricing schedule. True floating rate loans that would immediately reprice according to changes in the Prime rate are favorable in reducing the Corporation’s total exposure to interest rate risk and fair value risk should interest rates increase.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	December 31,
	2013	2012	2011	2010	2009
	$	$	$	$	$

Non-accrual loans	1,101	1,298	1,862	3,881	6,076
Loans past due 90 days or more and still accruing	231	314	107	152	742
Troubled debt restructurings, non-performing	—	—	—	1,676	1,540
Total non-performing loans	1,332	1,612	1,969	5,709	8,358

Other real estate owned	39	264	—	400	520

Total non-performing assets	1,371	1,876	1,969	6,109	8,878

Non-performing assets to net loans	0.32%	0.46%	0.49%	1.50%	2.10%

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Non-performing assets decreased by $505,000, or 26.9%, from December 31, 2012, to December 31, 2013. Non-accrual loans, loans past due 90 days or more, and other real estate owned all declined by small amounts during 2013. If a non-accrual loan is considered a troubled debt restructuring (TDR), it is classified as non-accrual for purposes of this non-performing asset schedule. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender. There were no non-performing TDR loans as of December 31, 2012 or December 31, 2013. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the current weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans has moderated with the level of non-performing assets down and the Corporation’s total exposure reduced. Additionally, the direction of the risk is viewed as declining, a trend of declining risk from the higher levels experienced in 2009 and 2010.

As of December 31, 2013, there were nine loans to seven unrelated parties totaling $1.1 million on non-accrual compared to eight loans to six unrelated parties totaling $1.3 million that were on non-accrual as of December 31, 2012. The loans on non-accrual at December 31, 2013, included a loan to one borrower in the trucking industry totaling $725,000 and a number of other smaller loans to various borrowers. The make-up and outstanding balance of non-accrual loans did not change significantly from December 31, 2012 to December 31, 2013. The Corporation’s diverse customer base, with many small businesses and industry types represented, has helped to avoid large concentrations in industries where significant non-performance is more likely. See Note P for further discussion on concentrations of credit risk. The severe economic conditions naturally will impact nearly all industries to some extent; however, the impact can vary greatly. Some businesses simply are not as successful in negotiating more difficult times, or may be impacted by non-economic matters like succession planning and poor business practice. Based on present conditions, management does not anticipate any significant new trends or the emergence of more severe trends beyond those already discussed.

As of December 31, 2013, the Corporation had one property classified as other real estate owned (OREO). The property is a residential property that was transferred to OREO in the fourth quarter of 2013. The property is carried at $39,000, which is management’s estimate of the current value of the property less all selling costs. The Corporation had one OREO property as of December 31, 2012, with a value of $264,000. Expenses related to OREO are included in other operating expenses and gains or losses on the sale of OREO are included in other income on the Consolidated Statements of Income.

Management is monitoring total delinquency trends closely in light of the current weak economic conditions. Total delinquencies include loans 30 to 59 days past due, loans 60 to 89 days past due, loans 90 days or more past due and still accruing, and non-accrual loans. Total delinquencies as a percentage of total loans declined from 0.83% as of December 31, 2012, to 0.66% as of December 31, 2013. Management believes that the lower level of delinquencies experienced in 2013 will continue into 2014 as economic conditions continue to improve. All of the Corporation’s delinquency percentages are significantly below the Corporation’s national peer group. At this time, with economic conditions slightly improved, management believes that the potential for significant losses related to delinquent loans has moderated, with the level of delinquencies expected to remain at these low levels.

Allowance for Loan Losses

The allowance for loan losses is established to cover any losses inherent in the loan portfolio. Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for loan losses. This calculation is based upon a systematic methodology for determining the allowance for loan losses in accordance with U.S. generally accepted accounting principles. The calculation includes estimates and is based upon losses inherent in the loan portfolio. The calculation, and detailed analysis supporting it, emphasizes delinquent and non-performing loans. The allowance calculation includes specific provisions for non-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses. Based on the quarterly loan loss calculation, management will adjust the allowance for loan losses through the provision as necessary. Changes to the allowance for loan losses during the year are primarily affected by three events:

•	Charge off of loans considered not recoverable
•	Recovery of loans previously charged off
•	Provision or credit for loan losses

The Corporation’s strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. In 2009 and 2010, the Corporation experienced an increase in the number of charged-off loans and a greater number of classified loans for which a loss is possible. The higher amount of charge-offs coincided with the harsh economic conditions that followed the financial crisis that had a material impact on several of the Corporation’s

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

commercial borrowers. As a result, the Corporation began increasing the provision for loan losses to offset these higher than normal levels of charged-off loans and classified loans in the portfolio. The allowance for loan losses grew from 1.38% of total loans at the end of 2009 to 2.06% of total loans at the end of 2011. However, the amount of charged-off loans had already started to decline back to more normal levels in 2011 and management was making steady progress in reducing classified loans. Therefore, management was able to begin reducing the provision expense at the end of 2011, and then crediting provision expense in 2012 and 2013 as further progress was made in reducing classified assets.

The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for each of the past five years. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	December 31,
	2013	2012	2011	2010	2009
	$	$	$	$	$

Balance at January 1,	7,516	8,480	7,132	5,912	4,203
Loans charged off:
Commercial real estate	—	—	(97)	(156)	(606)
Consumer real estate	(84)	(17)	(13)	(260)	(180)
Commercial and industrial	(41)	(47)	(315)	(156)	(305)
Consumer	(22)	(13)	(38)	(98)	(169)
Total charge-offs	(147)	(77)	(463)	(670)	(1,260)

Recoveries of loans previously charged off:
Commercial real estate	—	—	—	—	—
Consumer real estate	—	1	2	—	—
Commercial and industrial	74	78	229	82	31
Consumer	1	9	5	8	18
Total recoveries	75	88	236	90	49
Net loans recovered (charged off)	(72)	11	(227)	(580)	(1,211)
Provision (credited) charged to operating expense	(225)	(975)	1,575	1,800	2,920
Balance at December 31,	7,219	7,516	8,480	7,132	5,912

Net recoveries (charge-offs) as a %
of average total loans outstanding	(0.02)	0.00	(0.05)	(0.14)	(0.29)

Allowance at year end as a % of total loans	1.65	1.81	2.06	1.72	1.38

Charge-offs for the year ended December 31, 2013, were $147,000, compared to $77,000 for the same period in 2012. The charge-offs in 2013 and 2012 represent a lower level of charge-offs compared to a typical year as a result of fewer commercial real estate and commercial and industrial charge-offs. Charge-off levels in years prior to 2012 represented a fairly typical level of consumer and small business loan charge-offs that would result from management charging off unsecured debt over 90 days delinquent with little likelihood of recovery.

During 2013, the Corporation reversed $225,000 from the allowance for loan losses, compared to $975,000 during 2012. The provision is used to increase or decrease the allowance for loan losses to a level considered adequate to provide for losses inherent in the loan portfolio. With the level of delinquent, non-performing, and classified loans decreasing throughout 2012 and 2013, as well as lower overall loan growth, management’s calculation of the allowance for loan losses showed the need to decrease the provision to bring the allowance to lower levels.

From December 31, 2012 to December 31, 2013, there was a $5.4 million, or 24.7% reduction, in total classified loans. Substandard loans decreased by $5.4 million, or 24.7%, from December 31, 2012 to December 31, 2013, while special mention loans increased $3.7 million, from $1.9 million at December 31, 2012, to $5.6 million at December 31, 2013. The balance of special mention loans at December 31, 2013, was a more standard balance as compared to the very low balance of special mention loans at the end of 2012. Throughout 2012 and 2013, many substandard loans paid off and the overall outstanding balances declined significantly. As a result of lower levels of classified loans as well as decreased delinquencies and slow overall loan portfolio growth, the allowance for loan loss calculation indicated a need to reduce the balance during 2013, with $75,000 of the $225,000 reversal occurring in the fourth quarter.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. For the five-year period from 2009 through 2013, the Corporation maintained an allowance as a percentage of loans in a range between 1.38% and 2.06%. In 2013, the percentage decreased from 1.81% at the beginning of the year, to 1.65% as of December 31, 2013. The composition of the Corporation’s loan portfolio has not changed materially from 2012 to 2013; however, management views the overall risk profile of the portfolio to be lower in 2013 as a result of fewer loans being classified as substandard. Substandard classifications require larger provision amounts due to a higher potential risk of loss. Management will continue to increase or decrease the allowance as a percentage of total loans based on the quarterly calculation of the allowance for loan losses. Any increases are based on the need to allocate additional amounts based on estimated credit losses inherent in the current portfolio, utilizing historical and projected credit losses and levels of qualitative and quantitative risks that are appropriate based on the current credit environment. The Corporation’s allowance for loan losses as a percentage of loans will likely remain relatively unchanged throughout 2014.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. In 2013, net charge-offs represented 0.02% of average total loans outstanding compared to a slight net recovery position at December 31, 2012.

The following table provides the allocation of the Corporation’s allowance for loan losses by major loan classifications. The percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type.

ALLOCATION OF RESERVE

(DOLLARS IN THOUSANDS)

	December 31,
	2013		2012		2011		2010		2009
		% of		% of		% of		% of		% of
	$	Loans	$	Loans	$	Loans	$	Loans	$	Loans

Real estate	5,003	86.9	5,085	84.4	4,865	85.1	3,859	81.8	1,917	79.2
Commercial and industrial	1,416	12.2	1,640	14.7	2,825	14.0	2,816	15.1	3,902	17.9
Consumer	102	0.9	61	0.9	61	0.9	75	3.1	83	2.9
Unallocated	698	—	730	—	729	—	382	—	10	—
Total allowance for loan losses	7,219	100.0	7,516	100.0	8,480	100.0	7,132	100.0	5,912	100.0

Real estate loans represent a more substantial portion of the outstanding loan portfolio and, while real estate secured loans have historically experienced lower losses than non-real estate secured loans, more of these types of loans have indicated deteriorating valuation and financial health that may result in future losses. The prolonged weak economy has impacted consumer financial strength and the value of residential homes continues to be down significantly. Meanwhile, the overall credit quality of real estate backed business loans deteriorated as the value of the real estate collateral declined and business conditions continued to be weak. The combined consumer and business real estate portion of the loan portfolio increased by $30.8 million, or 8.8%, from December 31, 2012, to December 31, 2013. This portion of the loan portfolio has the highest reserve allocation due primarily to the high balances. Real estate secured loans generally have less risk than non-real estate secured loans, but because of the large portfolio and continued growth, a significant amount of the reserve is allocated to cover potential losses in this sector.

In the past, commercial and industrial loans not secured by real estate had historically experienced higher loan losses and required a larger percentage of the reserve, despite representing a much smaller portion of the outstanding loan portfolio. More recently, as the amount of classified loans fell for all commercial borrowers, and more significantly for the non-real estate secured commercial and industrial loans, the dollar amount of the allowance allocated to these loans could be reduced. The dollar amount of allocation for commercial and industrial loans declined by $224,000, or 13.7%, from December 31, 2012, to December 31, 2013, reflecting the decline in the actual balance of commercial and industrial loans which decreased by $7.3 million, or 12.0%, from December 31, 2012 to December 31, 2013. The amount of substandard and special mention commercial and industrial loans declined throughout 2013, supporting the need for a lower percentage of the reserve allocation. As of December 31, 2013, 69.3% of the allowance was allocated to real estate secured loans, both consumer and commercial, which make up 86.9% of all loans, while 19.6% of the allowance was allocated to commercial and industrial loans, which make up 12.2% of all loans.

The amount of allowance allocated to consumer loans has always been very small as generally consumer loans more than 90 days delinquent are charged off. The Corporation has a very small portion of the allowance allocated to consumer lines and personal loans based on historical losses and qualitative factors.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The $698,000 unallocated portion of the allowance as of December 31, 2013, declined slightly from the balance at the end of 2012, but the unallocated portion as a percentage of the total allowance remained the same at 9.7% at the end of both years. Management anticipates that the unallocated portion of the allowance will range between 7.5% and 10.0% of the total allowance.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $2,150,000, or 10.3%, to $23,012,000 on December 31, 2013, from $20,862,000 as of December 31, 2012. In 2013, new investments in premises and equipment were higher than normal with the opening of two new retail branch locations. New investments in premises and equipment totaled $3,355,000 in 2013, while the Corporation recorded $1,205,000 of accumulated depreciation on existing assets resulting in the increase in net premises and equipment during the year. The Corporation had $74,000 in construction in process at the end of 2013 compared to $303,000 at the end of 2012. It is anticipated that premises and equipment, net of accumulated depreciation, will remain fairly constant throughout 2014 as fixed asset improvements should not significantly exceed or fall short of total accumulated depreciation for the year. For further information on fixed assets refer to Note D to the Consolidated Financial Statements.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) of Pittsburgh and Atlantic Central Bankers Bank (ACBB). The Corporation’s $3,660,000 of regulatory stock holdings as of December 31, 2013, consisted of $3,472,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation on a quarterly basis at par if outstanding borrowings decline to a predetermined level. The FHLB also pays a quarterly dividend on the outstanding shares held by the Corporation. The FHLB’s quarterly dividend rate was 1.50% annualized as of December 31, 2013. Subsequent to December 31, 2013, but prior to the filing of this report, the FHLB declared a 2.50% annualized dividend on February 20, 2014, based on stock held in the fourth quarter of 2013 to be paid on February 21, 2014. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Bank-Owned Life Insurance (BOLI)

The Corporation owned life insurance with a total recorded cash surrender value (CSV) of $19,911,000 on December 31, 2013, compared to $19,216,000 on December 31, 2012. The Corporation holds two distinct BOLI programs. The first, with a CSV of $4,108,000, was the result of insurance policies taken out on directors of the Corporation electing to participate in a directors’ deferred compensation plan. The program was designed to use the insurance policies to fund future annuity payments as part of a directors’ deferred compensation plan that permitted deferral of Board pay from 1979 through 1999. The plan was closed to entry in 1999, when directors were no longer provided the option of deferring their Board pay. The Corporation pays the required premiums for the policies and is the owner and beneficiary of the policies. The life insurance policies in the plan generally have annual premiums; however, the premium payments are not required after the first five years. The Corporation continues to make the premium payments, which cover the cost of the insurance and generally add to the cash surrender value of the policy.

The second BOLI plan was originated back in 2006 when life insurance was first taken out on a select group of the Corporation’s officers. The additional income generated from this BOLI plan is to assist in offsetting the rising cost of benefits currently being provided. The initial funding was $5 million in 2006 followed by another $5 million in 2007 on the same defined group of officers, with some new officers being included. No additional BOLI funding was made until 2012 when an additional $2.5 million investment was made covering select officers hired since the 2007 funding. The CSV for this plan was $15,803,000 as of December 31, 2013, compared to $15,304,000 at December 31, 2012. The increase of $499,000 during 2013 was the internal return generated from these policies, net of cost of insurance, reflected

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

as higher cash surrender value. The Corporation purchased whole life policies for this BOLI plan and is the owner and beneficiary of the policies.

Deposits

The Corporation’s total ending deposits increased $23.4 million, or 3.7%, from $633.2 million on December 31, 2012, to $656.6 million on December 31, 2013. Customer deposits are the Corporation’s primary source of funding for loans and investments. In recent years, economic concerns, the credit crisis, and volatile performance of the stock market and other types of investments like real estate led customers back to banks as safe places to invest money, in spite of historically low interest rates. This trend continued in 2013. Most of the growth in deposit balances during 2013 was in non-interest bearing demand accounts and savings accounts, with higher cost deposits like time deposits decreasing.

The Deposits by Major Classification table, shown below, provides the average balances and rates paid on each deposit category for each of the past three years. The average 2013 balance carried on all deposits was $642.9 million, compared to $611.9 million for 2012. This represents an increase of 5.1% on average deposit balances. The increase in average deposit balances from 2011 to 2012 was 2.9%. Average balances provide a more accurate picture of growth in deposits because deposit balances can vary throughout the year. In addition, the interest paid is based on average deposit balances carried during the year calculated on a daily basis.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2013		2012		2011
	$	%	$	%	$	%

Non-interest bearing demand	164,000	—	146,260	—	135,695	—
Interest-bearing demand	12,556	0.29	5,825	0.36	—	—
NOW accounts	66,421	0.16	61,242	0.20	62,355	0.28
Money market deposit accounts	59,282	0.20	53,794	0.25	57,183	0.36
Savings accounts	118,422	0.06	108,334	0.09	98,175	0.10
Time deposits	222,257	1.39	236,462	1.64	241,357	1.96
Total deposits	642,938		611,917		594,765

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Fees
•	Permanence of the institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to competitor rates

The Corporation has been a stable presence in the local area and offers convenient locations, low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves. Management has always priced products and services in a manner that makes them affordable for all customers. This, in turn, creates a high degree of customer loyalty, which has provided stability to the deposit base. In 2009, management began to see a new trend develop that resulted in deposit inflows due to financial concerns regarding the health of other competing financial institutions, as opposed to merger-related activity. The Corporation continues to generally benefit from the customers’ desire to conduct business with a smaller financial institution versus a larger institution. The Corporation’s deposits grew in the Leola and Myerstown market areas where new branches were opened in 2013. These offices, and the Myerstown office in particular, significantly expanded the Corporation’s market area, which management continues to execute as part of the strategic plan.

The average balance of the Corporation’s core deposits, including non-interest bearing demand deposits, interest-bearing demand deposits, NOW accounts, MMDA accounts, and savings accounts, grew $45.2 million, or 12.0%, since December 31, 2012. Several converging factors are assisting in the increase in core deposits. Interest rates are at historic lows, which results in less motivation for customers to shop interest rates because the differential between high and low rates is compressed. Customers are trying to build more liquid funds to meet cash flow needs in a slowing economy, as a matter of prudence. The safety of FDIC-insured funds and immediate or nearly immediate funds in the

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

current environment appears to be more of a concern to customers than interest rates. Consumers appear to want to remain flexible and have cash on hand should interest rates increase. As such, they want to remain short and not extend, driving more funds to stay in demand and savings accounts. Additionally, there is still consumer concern over the stability of some larger financial institutions which has led customers seeking security to community banks with high levels of capital and long-standing reputations.

Time deposits are typically a more rate-sensitive product making them a less reliable source of funding. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. Due to current adequate funding levels from all sources, the Corporation’s recent time deposit strategy has been to offer rates that meet or slightly exceed the average rates offered by the local competing banks. This strategy alone will not grow time deposits in the current environment. Management’s asset liability plan desired a better mix of core deposits relative to time deposits and was willing to see some declines in time deposit balances as the most expensive source of funding for the Corporation. Time deposit balances did decline throughout 2013, with the average balance decreasing by $14.2 million, or 6.0%, compared to 2012 average balances.

Time deposits have continued to decline in both dollars and as a percentage of the Corporation’s deposits. This is primarily a function of the interest rate environment and the relatively small difference between time deposit rates and interest bearing demand deposit and money market fund rates. The consumer weighs the benefit of the higher rate versus the inability to gain access to the time deposit funds until the maturity date. The longer the low interest rate environment persists and the higher the likelihood that the Federal Reserve will increase the overnight rates in approximately another year, the more likely the consumer will be content to not invest in time deposit accounts in favor of keeping their funds fully accessible. A portion of the decrease in time deposit balances from 2012 to 2013 can also be attributed to customers redeploying their time deposits into the equity market and other investments, and other competing financial institutions that have different pricing strategies. Management follows a disciplined pricing strategy with regard to time deposit funds desiring not to pay materially above wholesale pricing levels. In this regard, if some elements of market competition prices materially above wholesale rates, management will not meet those pricing levels and will seek more cost effective wholesale funding opportunities.

Historically, most time deposit growth was in terms less than 18 months, which have lower rates than longer term time deposits, indicating that customers were not looking for long-term investments with the best return, but shorter safe investments. In 2013, time deposits declined in total, with all terms showing a decrease from the prior year with the exception of the five-year term. The growth in the five-year term was indicative of the customers’ perception that rates would not increase in the short-term. Management expects that, as equity investments begin to rebound in performance, there may continue to be a reduction in the Corporation’s time deposit balances.

As of December 31, 2013, time deposits over $100,000 made up 34.4% of the total time deposits. This compares to 33.8% on December 31, 2012. Importantly, the total dollar amount of time deposits over $100,000 has remained very stable over the past two years and the Corporation’s total exposure to time deposits over $100,000 has actually diminished slightly. Since time deposits over $100,000 are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease. The following table provides the total amount of time deposits of $100,000 or more for the past three years by maturity distribution.

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

(DOLLARS IN THOUSANDS)

	December 31,
	2013	2012	2011
	$	$	$

Three months or less	10,608	12,158	13,959
Over three months through six months	10,450	9,838	8,255
Over six months through twelve months	15,712	17,418	15,095
Over twelve months	37,885	36,999	39,354
Total	74,655	76,413	76,663

In order to meet future funding obligations, it is necessary to review the timing of maturity for large depositors, like the time deposits of $100,000 or more. The Corporation monitors all large depositors to ensure that there is a steady flow of

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

maturities. As of December 31, 2013, the Corporation had a typical laddering of large time deposits. For more information on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk. Additionally, for more information on the maturity of time deposits, see Note F to the Consolidated Financial Statements.

Borrowings

Total borrowings were $68.9 million as of December 31, 2013, and $73.0 million as of December 31, 2012. The Corporation was purchasing $3.9 million in short-term funds as of December 31, 2013. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.

Long-term borrowings decreased to $65.0 million as of December 31, 2013, from $73.0 million as of December 31, 2012. The Corporation uses two main sources for long-term borrowings: Federal Home Loan Bank (FHLB) advances and repurchase agreements through brokers or correspondent banks. Both of these types of borrowings are used as a secondary source of funding and to mitigate interest rate risk. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits as part of an asset liability strategy to obtain the most effective long term funding sources.

Total FHLB borrowings were $50.0 million as of December 31, 2013, compared to $58.0 million as of December 31, 2012. The decrease in FHLB borrowing balances during the year related to the Corporation’s 2013 strategy of paying off a majority of the borrowings in an effort to reduce the overall amount of borrowed funds. The borrowings with FHLB are primarily fixed-rate loans. The Corporation occasionally uses convertible select loans that give advantageous pricing compared to fixed-rate loans; however, they generally have additional risk due to a call feature being included on the loan. Management compares the length of the first call of these borrowings to the normal length of time deposits. Often, a convertible select borrowing from FHLB can provide a longer period of rate protection than the term of some of the Corporation’s typical time deposit promotions. The call feature may be based on a time requirement or a specific rate requirement. As of December 31, 2013, the Corporation held $7.5 million of convertible select loans, which remained unchanged from December 31, 2012.

As of December 31, 2013, and December 31, 2012, the Corporation held $15.0 million of repurchase agreements. The repurchase agreements all have some call features, much like FHLB convertible select loans. All of the callable repurchase agreements had an initial period where no call could occur. However, all of the callable repurchase agreements are now into their call period where calls could occur on a quarterly basis. It is unlikely that any of the callable repurchase agreements will be called in the near future, as their rates are well above market rates for the same term. Two of the repurchase agreements existing prior to 2008, totaling $10 million are in a back-end fixed rate with a quarterly call, whereas the other repurchase agreement is at a floating rate that resets quarterly with a call provision. The interest rates on callable repurchase agreements are more favorable than non-callable long-term fixed rates; therefore, these instruments assist the Corporation in increasing net interest margin. In all cases, the rate advantage of callable borrowing structures is weighed against any additional interest rate risk exposure taken compared to non-callable borrowing structures. Management views repurchase agreement transactions as a diversification of funding outside of the FHLB, because principally the same funding structures can be obtained from FHLB. Management monitors the amount of convertible select loans that could be called in any one year to ensure that the Corporation does not have a concentrated amount of call risk. It is likely that as repurchase agreements mature, management will either pay them off or refinance with FHLB long-term borrowings, depending on the liquidity and asset liability position of the Corporation at the time.

To limit the Corporation’s exposure and reliance on a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of the Corporation’s total assets. As of December 31, 2013, the Corporation was within this policy guideline at 6.2% of asset size with $50.0 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of December 31, 2013, total borrowings from all sources amounted to 82.2% of the Corporation’s capital, well under the policy guideline. The Corporation has maintained FHLB borrowings and total borrowings within these guidelines throughout the year.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is $239.8 million as of December 31, 2013. The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

The following table reflects the Corporation’s capital ratios compared to regulatory capital requirements for prompt corrective action.

REGULATORY CAPITAL RATIOS

	Capital Ratios			Regulatory Requirements
	As of	As of	As of
	Dec. 31,	Dec. 31,	Dec. 31,	Adequately	Well
	2013	2012	2011	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets	17.9%	18.2%	17.9%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	16.6%	16.9%	16.6%	4.0%	6.0%
Tier I Capital to Average Assets	10.8%	10.5%	10.2%	4.0%	5.0%

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

Total dividends paid to shareholders during 2013, were $2,966,000, or $1.04 per share, compared to $2,853,000, or $1.00 per share paid to shareholders during 2012. The Corporation uses current earnings and available retained earnings to pay dividends. The Corporation’s current capital plan calls for management to maintain Tier I Capital to Average Assets between 10.0% and 12.0%. Management also desires a dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, management’s goal is to maintain a payout ratio of 35% or above. For 2013, the dividend payout ratio was 38.5%. Management anticipates that the payout ratio for 2014 will be similar to the 2013 ratio.

The amount of unrealized gain or loss on the Corporation’s securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the Corporation’s balance sheet. The change in unrealized holding gain or loss that occurred during 2013 is shown on the Corporation’s Consolidated Statements of Comprehensive Income, along with a reclassification adjustment for gains included in the current year’s income. The Corporation’s Consolidated Statements of Comprehensive Income shows the impact of changes in unrealized gains and losses during the year on the Corporation’s net income to arrive at net comprehensive income or loss.

In terms of the Corporation’s balance sheets, an unrealized gain increases capital while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated at the end of each period, the current unrealized gain or loss of the securities portfolio would directly impact the Corporation’s capital. As of December 31, 2013, the Corporation showed unrealized losses, net of tax, of $3,940,000, compared to unrealized gains of $6,663,000 as of December 31, 2012. The changes in unrealized gains or losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

On July 1, 2008, ENB Financial Corp was formed. The retirement of all treasury shares was required as part of the formation of ENB Financial Corp. As a result, management needed treasury shares to be utilized for the existing Employee Stock Purchase Plan and Dividend Reinvestment Plan. Therefore, on August 14, 2008, the Board authorized a stock buyback plan for the purchase of up to 140,000 shares of common stock for corporate purposes. Since formation of the plan, 106,840 shares of treasury stock have been repurchased, and 93,309 reissued, with 13,531 treasury shares existing on December 31, 2013. In 2013, the net capital impact of shares being purchased and reissued was not significant with 12,200 shares being purchased and 16,274 shares reissued. This type of activity is again expected in 2014 as management desires to purchase a sufficient amount of shares to cover the needs of the existing stock purchase plans so a minimum level of treasury shares is maintained.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business. The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2013, and shows the future periods in which settlement of the obligations is expected. The contractual obligation numbers below do not include accrued interest. Refer to the Notes to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)

	Less than	1-3	4-5	More than
	1 year	years	years	5 years	Total
	$	$	$	$	$

Time deposits (Note F)	96,601	88,793	31,750	—	217,144
Borrowings (Notes G and H)	20,400	28,500	20,000	—	68,900
Operating Lease	45,312	62,304	—	—	107,616

Total contractual obligations	162,313	179,597	51,750	—	393,660

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the liquidity section to follow, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of December 31, 2013. For further details regarding off-balance sheet arrangements, refer to Note O to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

December 31,
2013
$
Commitments to extend credit:
Revolving home equity loans	27,809
Construction loans	15,775
Real estate loans	10,946
Business loans	73,329
Consumer loans	1,564
Other	4,210
Standby letters of credit	8,246

Total	141,879

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

Fair Values of Assets and Liabilities

ASC Topic 820 defines fair value as the price that would be received to sell the financial asset or paid to transfer the financial liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. See Note R to the Consolidated Financial Statements for a complete discussion and summary of the Corporation’s use of fair valuation of assets and liabilities and the related measurement techniques.

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

It is unlikely that maturing assets would equal maturing liabilities because, on the balance sheet, assets do not equal liabilities. For purposes of this analysis, $753.1 million of assets mature in all time frames while $726.6 million of liabilities mature in all time frames, resulting in a 103.7% cumulative maturity gap. So, while a cumulative maturity gap of 100% would indicate that the same amount of assets and liabilities are maturing within the specified period, this is rather unlikely to occur within any time frame, or on a cumulative basis.

Gap ratios have decreased slightly for the Corporation in the second half of 2013. The primary reason for the decrease in gap ratios can be attributed to slower principal payments on securities, caused by an increase in market interest rates, and lower cash levels caused by an acceleration of loan growth in the second half of 2013. Interest rates first increased in June, which impacted prepayment speeds for several months. The securities

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

portfolio duration increased as a result of the slower prepayments and the mix of securities being sold. Meanwhile, the length of the Corporation’s liabilities shortened slightly as customers continued to move to shorter length time deposits in anticipation of higher future interest rates. The combined effect of all of these factors caused the Corporation’s gap ratios to decline slightly at the end of 2013.

Carrying higher levels of cash and cash equivalents has been an instrumental part of managements’ plan to maintain balanced gap ratios and act as an immediate hedge against liquidity risk and interest rate risk. While the cash levels declined at the end of 2013, due to higher levels of loan growth, it is expected that higher cash levels will be reestablished in the first quarter of 2014 and maintained throughout the remainder of the year. The strategy of maintaining higher cash levels to improve gap ratios is expected to continue until the securities portfolio is materially shorter in duration.

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2013, along with the cumulative maturity gap guidelines monitored by management. For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

MATURITY GAP ANALYSIS

(DOLLARS IN THOUSANDS)

		More than	More than	More than
	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$
Assets maturing	76,763	56,560	167,872	130,376	321,553
Liabilities maturing	85,037	67,781	178,433	98,197	297,108
Maturity gap	(8,274)	(11,221)	(10,561)	32,179	24,445
Cumulative maturity gap	(8,274)	(19,495)	(30,056)	2,123	26,568

Maturity gap %	90.3%	83.4%	94.1%	132.8%	108.2%

Cumulative maturity gap %	90.3%	87.2%	90.9%	100.5%	103.7%

Cumulative maturity gap % guideline	45% to 155%	60% to 140%	75% to 125%	85% to 115%

As of December 31, 2013, all cumulative maturity gaps were within Corporate Policy guidelines and were slightly lower than the prior year’s levels. During 2013, U.S. Treasury rates increased which decreased prepayment speeds on the Corporation’s MBS, CMO, and PCMO securities. This decreased cash flows and lengthened the Corporation’s assets. Additionally, lower levels of overnight cash were held as of December 31, 2013. These factors were primarily responsible for the lower gap ratios as of December 31, 2013.

Given the likelihood that short term interest rates will not increase in 2014, management’s current position is to maintain the cumulative maturity gap percentages within guidelines and possibly work to increase them slightly throughout 2014. The risk in maintaining lower gap percentages is that, should interest rates rise, there will not be as many assets to invest at the higher rates. However, if interest rates do not rise, maintaining higher gap ratios would result in maturing assets repricing at lower rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which impacts the Corporation’s interest income and margin. The risk of liabilities repricing at higher interest rates is very low in the present environment as most maturing deposits are repricing to a lower interest rate. Therefore, higher levels of liabilities repricing currently benefits the Corporation. Given the alternative investment options available, management also does not perceive significant risk that deposits maturing in the shorter time frames will leave the Corporation. It is likely that, should market interest rates rise in 2014, customer behavior patterns will change and deposits will be more rate sensitive with a greater portion potentially leaving the Corporation. These maturity gaps are closely monitored along with additional liquidity measurements discussed below. Management will work to maintain these ratios within policy guidelines throughout 2014 in order to position for the increased likelihood of rising interest rates in future time periods.

In addition to the cumulative maturity gap analysis discussed above, management utilizes a number of other important liquidity measurements that management believes have advantages over, and give better clarity to, the Corporation’s present and projected liquidity.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

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

As of December 31, 2013, the Corporation was within guidelines for all of the above measurements. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management had been carrying an average of approximately $30 million to $35 million of cash and cash equivalents on a daily basis throughout most of 2013. Cash balances had decreased in the last month of the year, but management anticipates carrying higher levels of cash again throughout most of 2014. These measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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
67

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis
•	Competitive pressures affecting loan and deposit rates
•	Economic conditions
•	Consumer reaction to interest rate changes

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of December 31, 2013, and December 31, 2012. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. Management does run expected growth scenarios through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

CHANGES IN NET INTEREST INCOME

	2013	2012	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	16.4	22.8	(20.0)
300 basis point rise	10.9	16.2	(15.0)
200 basis point rise	5.8	9.5	(10.0)
100 basis point rise	1.5	2.8	(5.0)
Base rate scenario	—	—	—
50 basis point decline	(0.2)	(2.1)	(2.5)
100 basis point decline	(2.4)	(5.0)	(5.0)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation's net interest income. Base rate is the Prime rate.

The above analysis shows a slightly negative impact to the Corporation’s net interest income in both down-rate scenarios. All up-rate scenarios show a positive impact. In the unique current rate environment, the amount of the Corporation’s assets repricing higher will be fairly large due to the amount of variable rate loans that will reprice immediately when Prime increases. On the liability side, if rates increase, it is typical for management to react slowly in increasing deposit rates. Even when deposit rates are increased, they are typically increased at a fraction of the increase in the Prime rate. In the current environment, if interest rates rise, it is expected that deposit rates will move upward, but more slowly than asset rates. It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities which would reprice lower while most of the Corporation’s interest-bearing deposits could not be

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

repriced any lower. The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year. The Corporation’s model also has the ability to measure changes to net interest income given interest rate changes that occur more slowly over time. This type of modeling is referred to as “interest rate ramps,” where a set change in rates occurs over a period of time. If rates were to move upward slowly over the course of the next year, the results are very close to the results using a rate shock.

In all rates-up scenarios, modeled net interest income increases, but it does not increase as significantly until rates have increased at least 200 basis points. All rates-up scenarios show slightly less benefit compared to the results as of December 31, 2012. The primary reason for this compression was a result of management’s refinement of rate settings on core deposit accounts to recognize the need to move rates up competitively once short-term rates do begin to increase. We are in the lowest and longest rate cycle experienced in U.S. history, so it is anticipated that the absolute value of deposit rate movements will be more sensitive than in previous rates-up cycles. When rates do go up, assets will reprice by the full amount of the rate movement and liabilities will lag and reprice by a much smaller amount, a proportion of the asset increases. But that proportion is expected to be slightly higher than in past rate cycles. Even with a higher proportionality of deposit increases compared to asset increases, the results are still favorable for all rates-up scenarios.

Additionally, the analysis shows that the Corporation’s net interest income would decrease if rates did decline. This results from several types of deposit products’ current offering rates being near the floor for pricing. For instance, savings accounts had an interest rate of 0.05% as of December 31, 2013. Management is only able to reduce the rate to zero; therefore, any reduction in the savings rate only benefits earnings in the case of a 5-basis point rate decline. Since most loan rates would be able to reprice lower under the declining rate scenarios and the deposit rate decreases are limited, the Corporation would have less earnings under a declining rate scenario. It is likely that management would control the reduction in loan rates to limit the reduction in net interest income in a downward rate environment.

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

The table below indicates the changes in the Corporation’s NPV as of December 31, 2013. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the net portfolio value and net interest income in the event of the interest rate changes described below. All rate scenarios in 2013 show the Corporation within ALCO guidelines.

CHANGES IN NET PORTFOLIO VALUE

	2013	2012	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	(24.9)	(27.3)	(30.0)
300 basis point rise	(18.4)	(22.9)	(22.5)
200 basis point rise	(10.0)	(18.0)	(15.0)
100 basis point rise	(3.5)	(10.6)	(7.5)
Base rate scenario	—	—	—
50 basis point decline	0.3	(8.1)	(7.5)
100 basis point decline	(5.1)	(17.5)	(15.0)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities.  Base rate is the Prime rate.

The results as of December 31, 2013, indicate that the Corporation’s NPV would experience a valuation loss in all up-rate scenarios and would be neutral in the down 50 basis point scenario, and have a valuation loss in the

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

down 100 basis point scenario. The percentage change for all scenarios is within policy guidelines, and the results are slightly better than the changes in net portfolio value as of December 31, 2012. In 2013, management changed the policy guidelines to (7.5%), (15.0%), (22.5%), and (30.0%) from the previous guidelines of (10.0%), (20.0%), (30.0%), and (40.0%), for the up 100, 200, 300, and 400 basis point scenarios, respectively. It is management’s intention of maintaining the changes in NPV within these lower guidelines and it was appropriate to reduce them to reflect management’s commitment to manage within these lower guidelines going forward. Because of these lower policy guidelines, some of the results as of December 31, 2012 appear outside of guidelines. However, they were within the old guidelines. In 2010, management changed the seven rate scenarios because of the greatly diminished likelihood that interest rates would decline further. While the Prime rate of 3.25% could potentially decline, since the Federal Reserve’s target Federal funds rate is already down to 0.00% to 0.25%, and because the Prime rate and the Federal funds rate generally move in tandem, it is not likely that the Prime rate will decline further. Therefore, management removed the rates-down 200 and 300 basis-point scenarios and went with only two rates-down scenarios of 50 and 100 basis points. These two rates-down scenarios could happen but are very unlikely. Management then added a rates-up 400 basis point scenario to model a more aggressive rates-up move.

There is portfolio value volatility as rates rise indicating that the Corporation loses NPV, which is the result of the value of assets declining at a faster rate than the decrease in the value of deposits. Stated in another manner, an increase in interest rates would devalue the Corporation’s assets. This decrease would be larger than the decline in the value of the Corporation’s liabilities. The material reductions in the rates-up scenarios are caused by longer term securities and mortgages on the asset side of the balance sheet. During 2012 and 2013, the Corporation’s municipal bond segment of the securities portfolio grew significantly due to tax strategies, low loan growth, and high tax equivalent yields available. These securities represent the Corporation’s longest and highest yielding securities and they also carry the largest amount of fair value risk if long term rates increase. Traditional 1-4 family residential mortgages are the largest loan type in the Corporation’s loan portfolio. These assets are predominately 15 and 20-year mortgages which represent the Corporation’s longest loan assets. Management anticipates that the rates-up NPV exposure will decline slightly going forward as reductions in longer term assets occur in 2014 and larger cash balances are carried.

Table of Contents ENB FINANCIAL CORP

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ENB Financial Corp

We have audited the accompanying consolidated balance sheets of ENB Financial Corp and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of ENB Financial Corp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. ENB Financial Corp is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of ENB Financial Corp’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENB Financial Corp and subsidiary as of
December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Wexford, PA

March 28, 2014

S.R. Snodgrass, P.C. *2100 Corporate Drive, Suite 400 * Wexford, Pennsylvania 15090-8399 * Phone: (724) 934-0344 * Facsimile: (724) 934-0345

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,
	2013	2012
	$	$
ASSETS
Cash and due from banks	15,596	14,035
Interest-bearing deposits in other banks	8,981	21,625

Total cash and cash equivalents	24,577	35,660

Securities available for sale (at fair value)	300,328	305,634

Loans held for sale	59	768

Loans (net of unearned income)	438,220	414,359

Less: Allowance for loan losses	7,219	7,516

Net loans	431,001	406,843

Premises and equipment	23,012	20,862
Regulatory stock	3,660	4,148
Bank owned life insurance	19,911	19,216
Other assets	9,708	6,055

Total assets	812,256	799,186

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	173,070	156,327
Interest-bearing	483,556	476,834

Total deposits	656,626	633,161

Short-term borrowings	3,900	—
Long-term debt	65,000	73,000
Other liabilities	2,954	3,510

Total liabilities	728,480	709,671

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,856,026
(Issued 2,869,557 and Outstanding 2,851,952 as of 12-31-12)	574	574
Capital surplus	4,353	4,320
Retained earnings	83,165	78,421
Accumulated other comprehensive income (loss), net of tax	(3,940)	6,663
Less: Treasury stock cost on 13,531 shares
(17,605 shares as of 12-31-12)	(376)	(463)

Total stockholders' equity	83,776	89,515

Total liabilities and stockholders' equity	812,256	799,186

See notes to consolidated financial statements 73

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2013	2012	2011
	$	$	$
Interest and dividend income:
Interest and fees on loans	19,044	20,161	21,608
Interest on securities available for sale
Taxable	3,972	4,212	5,983
Tax-exempt	3,676	3,695	3,472
Interest on deposits at other banks	73	80	47
Dividend income	141	119	123

Total interest and dividend income	26,906	28,267	31,233

Interest expense:
Interest on deposits	3,489	4,257	5,214
Interest on borrowings	1,893	2,156	3,032

Total interest expense	5,382	6,413	8,246

Net interest income	21,524	21,854	22,987

Provision (credit) for loan losses	(225)	(975)	1,575

Net interest income after provision (credit) for loan losses	21,749	22,829	21,412

Other income:
Trust and investment services income	1,242	1,105	1,125
Service fees	1,751	1,734	1,776
Commissions	1,965	1,946	1,844
Gains on securities transactions, net	3,388	1,080	1,824
Impairment losses on securities:
Impairment gains (losses) on investment securities	148	(110)	(215)
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	(319)	(30)	(109)
Net impairment losses on investment securities	(171)	(140)	(324)
Gains on sale of mortgages	241	296	187
Losses on sale of loans	—	—	(263)
Earnings on bank-owned life insurance	637	927	574
Other income	344	329	339

Total other income	9,397	7,277	7,082

Operating expenses:
Salaries and employee benefits	12,913	12,502	11,501
Occupancy	1,745	1,677	1,648
Equipment	967	855	798
Advertising & marketing	486	405	362
Computer software & data processing	1,582	1,623	1,571
Shares tax	863	810	770
Professional services	1,240	1,154	1,297
Other expense	2,139	2,143	2,213

Total operating expenses	21,935	21,169	20,160

Income before income taxes	9,211	8,937	8,334

Provision for federal income taxes	1,501	1,295	1,186

Net income	7,710	7,642	7,148

Earnings per share of common stock	2.70	2.68	2.50

Cash dividends paid per share	1.04	1.00	0.96

Weighted average shares outstanding	2,851,991	2,854,878	2,857,345

See notes to consolidated financial statements 74

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2013	2012	2011
	$	$	$

Net income	7,710	7,642	7,148

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):

Other-than-temporarily impaired securities available for sale:

Gains (losses) arising during the period	148	(110)	(215)
Income tax effect	(50)	37	73
	98	(73)	(142)

Losses recognized in earnings	171	140	324
Income tax effect	(58)	(48)	(111)
	113	92	213
Unrealized holding gains on other-than-temporarily impaired
securities available for sale, net of tax	211	19	71

Securities available for sale not other-than-temporarily impaired:

Gains (losses) arising during the period	(12,997)	4,752	7,442
Income tax effect	4,419	(1,616)	(2,530)
	(8,578)	3,136	4,912

Gains recognized in earnings	(3,388)	(1,080)	(1,824)
Income tax effect	1,152	367	620
	(2,236)	(713)	(1,204)
Unrealized holding gains (losses) on securities available for sale not
other-than-temporarily impaired, net of tax	(10,814)	2,423	3,708

Other comprehensive income (loss), net of tax	(10,603)	2,442	3,779

Comprehensive Income (Loss)	(2,893)	10,084	10,927

See notes to consolidated financial statements 75

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, January 1, 2011	574	4,325	69,226	442	(334)	74,233

Net income	—	—	7,148	—	—	7,148
Other comprehensive income, net of tax	—	—	—	3,779	—	3,779
Treasury stock purchased - 16,000 shares	—	—	—	—	(385)	(385)
Treasury stock issued - 18,792 shares	—	(21)	—	—	459	438
Cash dividends paid, $0.96 per share	—	—	(2,742)	—	—	(2,742)

Balances, December 31, 2011	574	4,304	73,632	4,221	(260)	82,471

Net income	—	—	7,642	—	—	7,642
Other comprehensive income, net of tax	—	—	—	2,442	—	2,442
Treasury stock purchased - 23,640 shares	—	—	—	—	(619)	(619)
Treasury stock issued - 16,761 shares	—	16	—	—	416	432
Cash dividends paid, $1.00 per share	—	—	(2,853)	—	—	(2,853)

Balances, December 31, 2012	574	4,320	78,421	6,663	(463)	89,515

Net income	—	—	7,710	—	—	7,710
Other comprehensive loss, net of tax	—	—	—	(10,603)	—	(10,603)
Treasury stock purchased - 12,200 shares	—	—	—	—	(357)	(357)
Treasury stock issued - 16,274 shares	—	33	—	—	444	477
Cash dividends paid, $1.04 per share	—	—	(2,966)	—	—	(2,966)

Balances, December 31, 2013	574	4,353	83,165	(3,940)	(376)	83,776

See notes to consolidated financial statements 76

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2013	2012	2011
	$	$	$
Cash flows from operating activities:
Net income	7,710	7,642	7,148
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	4,025	3,750	2,096
Increase in interest receivable	(121)	(327)	(113)
Decrease in interest payable	(94)	(212)	(263)
Provision (credit) for loan losses	(225)	(975)	1,575
Gains on securities transactions, net	(3,388)	(1,080)	(1,824)
Impairment losses on securities	171	140	324
Losses on sale of loans	—	—	263
Gains on sale of mortgages	(241)	(296)	(187)
Loans originated for sale	(11,373)	(17,480)	(14,346)
Proceeds from sales of loans	12,323	18,934	13,378
Earnings on bank-owned life insurance	(637)	(927)	(574)
(Gains) losses on sale of other real estate owned	15	(15)	60
Depreciation of premises and equipment and amortization of software	1,329	1,325	1,328
Deferred income tax	(175)	607	(237)
Decrease in prepaid federal deposit insurance	936	314	451
Decrease in accounts payable for securities purchased not yet settled	—	(6,964)	—
Other assets and other liabilities, net	405	(17)	(276)
Net cash provided by operating activities	10,660	4,419	8,803

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	47,527	87,432	56,634
Proceeds from sales	116,347	33,388	75,364
Purchases	(175,355)	(141,555)	(144,783)
Purchase of other real estate owned	—	(112)	—
Proceeds from sale of other real estate owned	252	148	—
Purchase of regulatory bank stock	(475)	(345)	(46)
Redemptions of regulatory bank stock	963	345	578
Purchase of bank-owned life insurance	(58)	(2,563)	(87)
Proceeds from bank-owned life insurance	—	826	—
Net (increase) decrease in loans	(24,057)	(1,986)	2,112
Purchases of premises and equipment	(3,355)	(613)	(1,614)
Purchase of computer software	(51)	(53)	(196)
Net cash used for investing activities	(38,262)	(25,088)	(12,038)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	32,723	38,755	24,518
Net decrease in time deposits	(9,258)	(11,272)	(14,434)
Net increase in short-term borrowings	3,900	—	—
Proceeds from long-term debt	5,000	17,500	13,000
Repayments of long-term debt	(13,000)	(17,500)	(14,500)
Dividends paid	(2,966)	(2,853)	(2,742)
Treasury stock sold	477	432	438
Treasury stock purchased	(357)	(619)	(385)
Net cash provided by financing activities	16,519	24,443	5,895
Increase (decrease) in cash and cash equivalents	(11,083)	3,774	2,660
Cash and cash equivalents at beginning of period	35,660	31,886	29,226
Cash and cash equivalents at end of period	24,577	35,660	31,886

Supplemental disclosures of cash flow information:
Interest paid	5,476	6,625	8,509
Income taxes paid	1,200	945	1,415

Supplemental disclosure of non-cash investing and financing activities:
Securities purchased not yet settled	—	—	6,964
Net transfer of other real estate owned from loans	39	278	441
Fair value adjustments for securities available for sale	16,064	3,700	5,726

See notes to consolidated financial statements 77

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

ENB Financial Corp, through its wholly owned subsidiary, Ephrata National Bank, provides financial services to Northern Lancaster County and surrounding communities. ENB Financial Corp, a bank holding company, was formed on July 1, 2008, to become the parent company of Ephrata National Bank, which existed as a stand-alone national bank since its formation on April 11, 1881. The Corporation’s wholly owned subsidiary, Ephrata National Bank, offers a full array of banking services including loan and deposit products for both personal and commercial customers, as well as trust and investment services, through ten office locations.

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

Securities Available for Sale:

The Corporation classifies its entire portfolio of debt and equity securities as available for sale securities, which the Corporation reports at fair value. Any unrealized valuation gains or losses in the portfolio are reported as a separate component of stockholders' equity, net of deferred income taxes. The constant yield method is used for the amortization of premiums and the accretion of discounts for all of the Corporation’s securities with the exception of collateralized mortgage obligations (CMOs), mortgage backed securities (MBS), and index amortizing notes (IANs). The constant yield method maintains a stable yield on the instrument through its maturity. For CMOs, MBS, and IANs, a two-step/proration method is used for amortization and accretion. The first step is a proration based on the current pay down. This component ensures that the book price stays level with par. The second step amortizes or accretes the remaining premium or discount to the calculated final amortization or accretion date based on the current three-month constant prepayment rates. Net gains or losses realized on sales or calls of securities are reported as gains or losses on security transactions during the year of sale, using the specific identification method.

Other Than Temporary Impairment (“OTTI”):

Management monitors all of the Corporation’s securities for OTTI on a monthly basis and determines whether any impairment should be recorded. A number of factors are considered in determining whether a security is impaired, including, but not limited to, the following:

•	percentage of unrealized losses,
•	period of time the security has had unrealized losses,
•	type of security,
•	maturity date of the instrument if a debt instrument,
•	the intent to sell the security or whether it is more likely than not that the Corporation would be required to sell the security before its anticipated recovery in market value,
•	amount of projected credit losses based on current cash flow analysis, default and severity rates, and
•	market dynamics impacting the market for and liquidity of the security.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

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

In general, fixed-rate residential mortgage loans originated by the Corporation and held for sale are carried in the aggregate at the lower of cost or market. The Corporation originates loans for immediate sale to Wells Fargo but does not service these mortgages. Previous to 2011, the Corporation sold residential mortgages to Fannie Mae, but retained the servicing of the mortgages. This practice was discontinued in the fall of 2010. As a result, the Corporation still services a small portfolio of mortgages originated at the Bank, but sold to Fannie Mae. In addition, in the fourth quarter of 2013, the Corporation began selling loans to the Federal Home Loan Bank of Pittsburgh (FHLB) with servicing retained by the Corporation.

Interest accrues daily on outstanding loan balances. Generally, the accrual of interest discontinues when the ability to collect the loan becomes doubtful or when a loan becomes more than 90 days past due as to principal and interest. These loans are referred to as non-accrual loans. Management may elect to continue the accrual of interest based on the expectation of future payments and/or the sufficiency of the underlying collateral.

Loans Held for Sale:

Loans originated and intended for sale on the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Allowance for Loan Losses:

The allowance for loan losses is maintained at a level considered by management to be adequate to provide for known and inherent risks in the loan portfolio at the Consolidated Balance Sheets date. The monthly provision or credit for loan losses is an expense or a reduction of expense which increases or decreases the allowance, and charge-offs, net of recoveries, decrease the allowance. The Corporation performs ongoing credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, and other factors in determining the adequacy of the reserve balance. Loans determined to be uncollectible are charged to the allowance during the period in which such determination is made.

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

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

In terms of the Corporation’s loan portfolio, the commercial and industrial loans and commercial real estate loans are deemed to have more risk than the consumer real estate loans and other consumer loans in the portfolio. The commercial loans not secured by real estate are highly dependent on their financial condition and therefore are more dependent on economic conditions. The commercial loans secured by real estate are also dependent on economic conditions but generally have stronger forms of collateral. More recently, commercial real estate has been negatively impacted by devaluation so these commercial loans carry a higher qualitative factor for changes in the value of collateral. The commercial loans and commercial real estate loans have historically been responsible for the majority of the Corporation’s delinquencies, non-accrual loans, and charge-offs, so both of these categories carry higher qualitative factors than consumer real estate loans and other consumer loans. The Corporation has historically experienced very low levels of consumer real estate and consumer loan charge-offs so these qualitative factors are set lower than the commercial real estate and commercial and industrial loans. More recently, the agriculture segment of the loan portfolio is growing faster than all other segments and, therefore, the qualitative factors for trends and collateral were increased in this area due to more volume and increased exposure to potential loss.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

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

Management will place a business or commercial loan on non-accrual status when it is determined that the loan is impaired, or when the loan is 90 days past due with a history of prolonged periods of delinquency. These customers will generally be placed on non-accrual status at the end of each quarter. Consumer loans over 90 days delinquent are generally charged off or, in the case of larger residential real estate loans, they would be placed on non-accrual status as the Corporation seeks to bring the customer current or pursue foreclosure options. When the borrower is on non-accrual, the Corporation will reverse any accrued interest on the books and will discontinue recognizing any interest income until the borrower is placed back on accrual status or fully pays off the loan balance plus any accrued interest. Payments received by the customer while the loan is on non-accrual are fully applied against principal. The Corporation maintains records of the full amount of interest that is owed by the borrower. A non-accrual loan will generally only be placed back on accrual status after the borrower has become current and has demonstrated six consecutive months of non-delinquency.

Allowance for Off-Balance Sheet Extensions of Credit:

The Corporation maintains an allowance for off-balance sheet extensions of credit which would include any unadvanced amount on lines of credit and any letters of credit provided to borrowers. The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets. The liability was $434,000 as of December 31, 2013, and $364,000 as of December 31, 2012. Management follows the same methodology as the allowance for loan losses when calculating the allowance for off-balance sheet extensions of credit, with the exception of multiplying the unadvanced total by a high/low balance variance to arrive at the expected unadvanced portion that could be drawn upon at any time, or the amount at risk. The unadvanced amounts for each loan segment are broken down by credit classification. A historical loss ratio and qualitative factor are calculated for each credit classification by loan type. The historical loss ratio and qualitative factor are combined to produce an adjusted loss ratio which is multiplied by the amount at risk for each credit classification within each loan segment to arrive at an allocation. The allocations are summed to arrive at the total allowance for off-balance sheet extensions of credit.

Other Real Estate Owned (OREO):

OREO represents properties acquired through customer loan defaults. These properties are recorded at the fair value less projected disposal costs at acquisition date. Fair value is determined by current appraisals. Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets. The Corporation had $39,000 of OREO as of December 31, 2013, and $264,000 of OREO as of December 31, 2012.

Mortgage Servicing Rights (MSRs):

The Corporation has agreements for the express purpose of selling residential mortgage loans on the secondary market, referred to as mortgage servicing rights. The Corporation maintains all servicing rights for loans currently sold through FHLB. Originated MSRs are recorded by allocating total costs incurred between the loans and servicing rights based on their relative fair values. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio. Impairment is evaluated based on the fair value of the rights, portfolio interest rates, and prepayment characteristics. MSRs are a component of other assets on the Consolidated Balance Sheets.

Premises and Equipment:

Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation. Book depreciation is computed using straight-line methods over the estimated useful lives of generally fifteen to thirty-nine years for buildings and improvements and five to ten years for furniture and equipment. Maintenance and

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

repairs of property and equipment are charged to operational expense as incurred, while major improvements are capitalized. Net gains or losses upon disposition are included in other income or operational expense, as applicable.

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

Bank-Owned Life Insurance (BOLI):

BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $19,911,000 and $19,216,000 as of December 31, 2013, and 2012, respectively.

Advertising Costs:

The Corporation expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2013, 2012, and 2011, were $486,000, $405,000, and $362,000, respectively.

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

Comprehensive Income (Loss):

The Corporation is required to present comprehensive income (loss) in a full set of general-purpose consolidated financial statements for all periods presented. Other comprehensive income (loss) consists of unrealized holding gains and losses on the available for sale securities portfolio.

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

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

Recently Issued Accounting Standards:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased our disclosure surrounding reclassification items out of accumulated other comprehensive income.

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

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company. 2. Require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

years that begin after December 15, 2013. Earlier application is prohibited. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Corporation’s financial statements.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE B - SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

The amortized cost and fair value of securities held at December 31, 2013, and 2012, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$

December 31, 2013
U.S. government agencies	41,671	148	(2,152)	39,667
U.S. agency mortgage-backed securities	52,502	101	(680)	51,923
U.S. agency collateralized mortgage obligations	42,465	161	(938)	41,688
Private collateralized mortgage obligations	4,135	44	(138)	4,041
Corporate bonds	56,437	430	(673)	56,194
Obligations of states and political subdivisions	103,936	1,057	(3,349)	101,644
Total debt securities	301,146	1,941	(7,930)	295,157
Marketable equity securities	5,151	20	—	5,171
Total securities available for sale	306,297	1,961	(7,930)	300,328

December 31, 2012
U.S. government agencies	42,374	1,971	(61)	44,284
U.S. agency mortgage-backed securities	49,173	931	(101)	50,003
U.S. agency collateralized mortgage obligations	40,612	206	(218)	40,600
Private collateralized mortgage obligations	6,123	59	(432)	5,750
Corporate bonds	48,179	1,517	(47)	49,649
Obligations of states and political subdivisions	104,133	6,531	(261)	110,403
Total debt securities	290,594	11,215	(1,120)	300,689
Marketable equity securities	4,945	—	—	4,945
Total securities available for sale	295,539	11,215	(1,120)	305,634

The amortized cost and fair value of debt securities available for sale at December 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	23,218	23,123
Due after one year through five years	97,892	96,958
Due after five years through ten years	125,758	121,069
Due after ten years	54,278	54,007
Total debt securities	301,146	295,157

Securities available for sale with a par value of $86,392,000 and $79,089,000 at December 31, 2013 and 2012, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $86,993,000 at December 31, 2013, and $84,585,000 at December 31, 2012.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Securities Available for Sale
	2013	2012	2011
	$	$	$

Proceeds from sales	116,347	33,388	75,364
Gross realized gains	4,209	1,212	2,154
Gross realized losses	821	132	330

SUMMARY OF GAINS AND LOSSES ON DEBT SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	2013	2012	2011
	$	$	$
Gross realized gains	4,209	1,212	2,154

Gross realized losses	821	132	330
Impairment on securities	171	140	324
Total gross realized losses	992	272	654

Net gains on securities	3,217	940	1,500

The bottom portion of the above table shows the net gains on security transactions, including any impairment taken on securities held by the Corporation. The net gain or loss from security transactions is also reflected on the Corporation’s Consolidated Statements of Income and Consolidated Statements of Cash Flows.

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. As of December 31, 2013, two private collateralized mortgage obligation (PCMO) securities were considered to be other than temporarily impaired. Impairment was taken on these securities in 2013 and amounted to $171,000.

As of December 31, 2013, all other securities carrying unrealized losses were determined not to be other than temporarily impaired. Information pertaining to securities with gross unrealized losses at December 31, 2013, and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2013
U.S. government agencies	33,043	(1,735)	3,603	(417)	36,646	(2,152)
U.S. agency mortgage-backed securities	31,810	(659)	4,938	(21)	36,748	(680)
U.S. agency collateralized mortgage obligations	28,138	(938)	—	—	28,138	(938)
Private collateralized mortgage obligations	1,384	(59)	1,790	(79)	3,174	(138)
Corporate bonds	32,349	(664)	2,010	(9)	34,359	(673)
Obligations of states & political subdivisions	58,920	(2,778)	8,950	(571)	67,870	(3,349)

Total debt securities	185,644	(6,833)	21,291	(1,097)	206,935	(7,930)

Marketable equity securities	—	—	—	—	—	—

Total temporarily impaired securities	185,644	(6,833)	21,291	(1,097)	206,935	(7,930)

As of December 31, 2012
U.S. government agencies	11,947	(61)	—	—	11,947	(61)
U.S. agency mortgage-backed securities	11,876	(101)	—	—	11,876	(101)
U.S. agency collateralized mortgage obligations	22,235	(167)	3,230	(51)	25,465	(218)
Private collateralized mortgage obligations	—	—	4,714	(432)	4,714	(432)
Corporate bonds	2,985	(41)	994	(6)	3,979	(47)
Obligations of states & political subdivisions	16,616	(225)	1,997	(36)	18,613	(261)

Total debt securities	65,659	(595)	10,935	(525)	76,594	(1,120)

Marketable equity securities	—	—	—	—	—	—

Total temporarily impaired securities	65,659	(595)	10,935	(525)	76,594	(1,120)

In the debt security portfolio, there are 188 positions carrying unrealized losses as of December 31, 2013. Municipal bonds accounted for 116 of the 188 unrealized loss positions as of December 31, 2013, with an average loss of $29,000. Of the 188 unrealized loss positions as of December 31, 2013, 186 were considered temporarily impaired and two PCMOs were considered other than temporarily impaired.

Impairment charges of $171,000 were recognized during 2013 on the two PCMOs considered impaired as of December 31, 2013, in order to write the securities down to a level of anticipated principal recovery. The amount of impairment recorded during 2013 on the PCMO bonds was determined by evaluating cash flow analysis along with projected default and severity rates on a security-by-security basis. Each of the PCMO securities had a level of credit protection that initially protected the bonds from principal losses. Impairment is taken only after the analysis shows credit protection against past and present losses being exhausted. Management tracks historical prepayment speeds and projects future speeds. Faster prepayment speeds are beneficial in accelerating the return of principal to the Corporation and minimizing the risk of more defaults which would cause credit losses. Management has determined the constant prepayment rate (CPR) of each PCMO, with one of the PCMOs modeled at 15 CPR and the other securities being modeled at 11.5 CPR. A 15 CPR means that fifteen percent of the principal would be expected to prepay in one year’s time. The average CPR on the entire portfolio of PCMOs for 2013 was approximately 16 CPR, which is similar to the CPR speed experienced in 2012. These speeds may slow in the future should interest rates increase. Based on the historical, current, and expected prepayment speeds, management determined that it was appropriate to take impairment on two of the PCMOs during 2013, with expectations of principal loss based on forward projections of default and severity rates.

The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. The table below details the other-than-temporary impairment charges recorded as of December 31, 2013 and 2012:

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

SECURITY IMPAIRMENT CHARGES

December 31, 2013

(DOLLARS IN THOUSANDS)

	Amortized	Market	Unrealized	Impairment
	Cost	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	3,312	3,174	(138)	171

SECURITY IMPAIRMENT CHARGES

December 31, 2012

(DOLLARS IN THOUSANDS)

	Amortized	Market	Unrealized	Impairment
	Cost	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	5,146	4,714	(432)	86
Equity securities	945	945	—	54

The above tables reflect the book value, market value, and unrealized losses carried on the two impaired PCMO securities as of December 31, 2013, and the three impaired PCMO securities and one equity security as of December 31, 2012. The remaining unrealized losses are deemed to be non-credit or unrealized market value losses that are temporary.

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held:

(DOLLARS IN THOUSANDS)

	For the year ended December 31,
	2013	2012	2011
	$	$	$

Beginning balance	977	1,057	733
Credit losses on debt securities for which other-than-temporary
impairment has not been previously recognized	—	—	162
Additional credit losses on debt securities for which other-than-
temporary impairment was previously recognized	171	86	162
Reductions on debt securities sold during the period	—	(166)	—

Ending balance	1,148	977	1,057

Recent market conditions throughout the financial industry have made the evaluation regarding the possible impairment of PCMO securities difficult to fully determine given the volatility of their pricing, based not only on rate changes, but collateral uncertainty as well. All of the MBS and CMOs owned by the Corporation are backed by the U.S. government; however PCMOs are not. As of December 31, 2013, three PCMOs were held with one of the three rated A+ by S&P. The remaining two PCMOs were rated below investment grade, which are the same securities considered impaired as of December 31, 2013. Impairment charges, as detailed above, were taken on these securities during 2013. Management conducts impairment analysis on a quarterly basis. Cash flow analysis performed indicated a shortfall in projected proceeds versus book value and the need to take impairment on the two bonds.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

Default rates on these PCMOs, the severity rates of the defaults, and future prepayment speeds could alter management’s projections of future losses and the need to take additional impairment. Management has concluded that, as of December 31, 2013, the remaining unrealized losses of $138,000 carried on the two impaired PCMOs represent temporary declines. The Corporation does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity. While management does not intend to sell PCMO securities due to previous impairment or present market conditions, it is typical to sell MBS, CMO, and PCMO instruments when the remaining principal drops below one million for administrative reasons.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the Corporation’s loan portfolio by category of loans for 2013 and 2012.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2013	2012
	$	$
Commercial real estate
Commercial mortgages	97,243	91,943
Agriculture mortgages	114,533	85,501
Construction	9,399	16,435
Total commercial real estate	221,175	193,879

Consumer real estate (a)
1-4 family residential mortgages	127,253	126,686
Home equity loans	10,889	13,122
Home equity lines of credit	21,097	15,956
Total consumer real estate	159,239	155,764

Commercial and industrial
Commercial and industrial	28,719	27,503
Tax-free loans	10,622	17,991
Agriculture loans	14,054	15,204
Total commercial and industrial	53,395	60,698

Consumer	4,063	3,872

Gross loans prior to deferred costs
and allowance for loan losses	437,872	414,213
Less:
Deferred loan costs, net	(348)	(146)
Allowance for loan losses	7,219	7,516
Total net loans	431,001	406,843

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $4,866,000 and $6,014,000 as of December 31, 2013, and 2012, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of December 31, 2013 and 2012. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

December 31, 2013	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	85,683	112,253	7,402	27,082	10,390	13,425	256,235
Special Mention	4,996	—	—	213	—	293	5,502
Substandard	6,564	2,280	1,997	1,424	232	336	12,833
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	97,243	114,533	9,399	28,719	10,622	14,054	274,570

December 31, 2012	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	83,376	82,103	13,145	25,182	17,752	14,379	235,937
Special Mention	798	622	—	355	—	81	1,856
Substandard	7,769	2,776	3,290	1,966	239	744	16,784
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	91,943	85,501	16,435	27,503	17,991	15,204	254,577

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2013 and 2012:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2013	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	127,039	10,889	21,097	4,046	163,071
Non-performing	214	—	—	17	231

Total	127,253	10,889	21,097	4,063	163,302

	1-4 Family		Home Equity
December 31, 2012	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	126,187	12,983	15,956	3,872	158,998
Non-performing	499	139	—	—	638

Total	126,686	13,122	15,956	3,872	159,636

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of December 31, 2013 and 2012:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
December 31, 2013			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	205	—	205	97,038	97,243	—
Agriculture mortgages	69	—	—	69	114,464	114,533	—
Construction	—	—	—	—	9,399	9,399	—
Consumer real estate
1-4 family residential mortgages	1,089	401	214	1,704	125,549	127,253	214
Home equity loans	57	—	—	57	10,832	10,889	—
Home equity lines of credit	15	13	—	28	21,069	21,097	—
Commercial and industrial
Commercial and industrial	20	—	—	20	28,699	28,719	—
Tax-free loans	—	—	—	—	10,622	10,622	—
Agriculture loans	—	—	—	—	14,054	14,054	—
Consumer	10	13	17	40	4,023	4,063	17
Total	1,260	632	231	2,123	435,749	437,872	231

							Loans
December 31, 2012			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	347	—	347	91,596	91,943	—
Agriculture mortgages	79	—	—	79	85,422	85,501	—
Construction	—	—	—	—	16,435	16,435	—
Consumer real estate
1-4 family residential mortgages	780	187	308	1,275	125,411	126,686	308
Home equity loans	98	36	—	134	12,988	13,122	—
Home equity lines of credit	14	—	—	14	15,942	15,956	—
Commercial and industrial
Commercial and industrial	179	—	8	187	27,316	27,503	6
Tax-free loans	—	—	—	—	17,991	17,991	—
Agriculture loans	74	—	—	74	15,130	15,204	—
Consumer	8	5	—	13	3,859	3,872	—
Total	1,232	575	316	2,123	412,090	414,213	314

As of December 31, 2013, 2012, and 2011, all of the Corporation’s loans on non-accrual status were also considered impaired. Interest income on loans would have increased by approximately $82,000, $88,000, and $150,000 during 2013, 2012, and 2011, respectively, if these loans had performed in accordance with their original terms.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table presents non-accrual loans by classes of the loan portfolio as of December 31:

NON-ACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	2013	2012
	$	$

Commercial real estate
Commercial mortgages	992	1,245
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	—
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	109	53
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,101	1,298

Information with respect to impaired loans as of and for the years ended December 31 is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	2013	2012	2011
	$	$	$
Impaired loans
Loan balances without a related allowance for loan losses	2,693	1,992	2,268
Loan balances with a related allowance for loan losses	—	935	1,252
Related allowance for loan losses	—	110	201

Average recorded balance of impaired loans	2,827	3,203	3,894
Interest income recognized on impaired loans	113	135	119

During 2013 and 2012 there were no loan modifications made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2013:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	992	1,088	—	1,119	1
Agriculture mortgages	1,592	1,592	—	1,609	112
Construction	—	—	—	—	—
Total commercial real estate	2,584	2,680	—	2,728	113

Commercial and industrial
Commercial and industrial	109	109	—	99	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	109	109	—	99	—

Total with no related allowance	2,693	2,789	—	2,827	113

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	992	1,088	—	1,119	1
Agriculture mortgages	1,592	1,592	—	1,609	112
Construction	—	—	—	—	—
Total commercial real estate	2,584	2,680	—	2,728	113

Commercial and industrial
Commercial and industrial	109	109	—	99	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	109	109	—	99	—

Total	2,693	2,789	—	2,827	113

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2013:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Commercial
	Commercial	Consumer	and
	Real Estate	Real Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$

Allowance for credit losses:
Beginning balance	3,575	1,510	1,640	61	730	7,516

Charge-offs	—	(84)	(41)	(22)	—	(147)
Recoveries	—	—	74	1	—	75
Provision	82	(80)	(257)	62	(32)	(225)

Ending balance	3,657	1,346	1,416	102	698	7,219

Ending balance: individually
evaluated for impairment	—	—	—	—	—	—
Ending balance: collectively
evaluated for impairment	3,657	1,346	1,416	102	698	7,219

Loans receivable:
Ending balance	221,175	159,239	53,395	4,063		437,872
Ending balance: individually
evaluated for impairment	2,584	—	109	—		2,693
Ending balance: collectively
evaluated for impairment	218,591	159,239	53,286	4,063		435,179

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

NOTE D - PREMISES AND EQUIPMENT

(DOLLARS IN THOUSANDS)

The major classes of the Corporation's premises and equipment and accumulated depreciation are as follows:

	December 31,
	2013	2012
	$	$
Land	3,687	3,458
Buildings and improvements	24,542	22,126
Furniture and equipment	11,322	10,598
Construction in process	74	303
Total	39,625	36,485
Less accumulated depreciation	16,613	15,623
Premises and equipment	23,012	20,862

Depreciation expense, which is included in operating expenses, amounted to $1,205,000 for 2013, $1,117,000 for 2012, and $1,075,000 for 2011. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service. As of December

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

31, 2013, the construction in process consists primarily of costs associated with improvements being made to new or existing facilities expected to be completed in 2014.

NOTE E – FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB), which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year, or 4% of its outstanding advances from the FHLB.  At December 31, 2013, the Bank held $3,472,000 in stock of the FHLB, and as of December 31, 2012, the Bank held $3,960,000 of FHLB stock.

The FHLB repurchases excess capital stock on a quarterly basis and pays a quarterly dividend on stock held by the Corporation. The FHLB’s quarterly dividend rate was 1.50% annualized as of December 31, 2013. Subsequent to December 31, 2013, but prior to the filing of this report, the FHLB declared a 2.50% annualized dividend on February 20, 2014, based on stock held in the fourth quarter of 2013 to be paid on February 21, 2014. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

The Corporation evaluated its holding of FHLB stock for impairment and deemed the stock to not be impaired due to the expected recoverability of the par value, which equals the value reflected within the Corporation’s financial statements.  The decision was based on a number of factors ranging from the estimated true economic losses embedded within the FHLB’s mortgage portfolio, to the FHLB’s liquidity position and improving capital levels. FHLB’s credit rating was also considered.  The Corporation utilizes the impairment framework outlined in GAAP to evaluate FHLB stock for impairment.

The following specific factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s FHLB stock holding; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allows management to dispose of the stock. Based on its analysis of these factors, and the dividend declaration made subsequent to the date of this report, the Corporation determined that its holding of FHLB stock was not impaired on December 31, 2013.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE F - DEPOSITS

(DOLLARS IN THOUSANDS)

Deposits by major classification are summarized as follows:

	December 31,
	2013	2012
	$	$

Non-interest bearing demand	173,070	156,327
Interest-bearing demand	13,055	8,650
NOW accounts	70,540	69,521
Money market deposit accounts	61,882	58,195
Savings accounts	120,935	114,067
Time deposits under $100,000	142,489	149,988
Time deposits of $100,000 or more	74,655	76,413
Total deposits	656,626	633,161

At December 31, 2013, the scheduled maturities of time deposits are as follows:

2014	96,601
2015	46,238
2016	42,555
2017	15,236
2018	16,514

Total	217,144

NOTE G - SHORT-TERM BORROWINGS

(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one business day from the transaction date, overnight borrowings from the Federal Reserve Discount Window, and FHLB advances with a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
	$	$	$

Total short-term borrowings outstanding at year end	3,900	—	—
Average interest rate at year end	0.35%	—	—
Maximum outstanding at any month end	5,527	10,300	100
Average amount outstanding for the year	1,637	1,250	80
Weighted-average interest rate for the year	0.14%	0.21%	0.37%

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

As of December 31, 2013, the Corporation had approved unsecured Federal funds lines of $32 million. The Corporation also has the ability to borrow through the FRB Discount Window. The amount of borrowing available through the Discount Window was $29.9 million as of December 31, 2013. For further information on borrowings from the FHLB see Note H.

NOTE H – OTHER BORROWED FUNDS

(DOLLARS IN THOUSANDS)

Maturities of other borrowings at December 31, 2013, and 2012, are summarized as follows:

	At December 31, 2013		At December 31, 2012
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	%	$	%

FHLB fixed rate loans
2013	—	—	13,000	2.11
2014	6,500	2.32	6,500	2.32
2015	3,000	2.21	3,000	2.21
2016	13,000	2.16	13,000	2.16
2017	15,000	1.26	15,000	1.26
2018	5,000	0.94	—	—

FHLB convertible loans
2014	5,000	4.44	5,000	4.44
2015	2,500	4.17	2,500	4.17

Repurchase agreements
2014	5,000	4.78	5,000	4.78
2015	10,000	4.37	10,000	4.37
Total other borrowings	65,000	2.67	73,000	2.69

As a member of the FHLB of Pittsburgh, the Corporation has access to significant credit facilities. Borrowings from FHLB are secured with a blanket security agreement and required investment in FHLB member bank stock. As part of the security agreement, the Corporation maintains unencumbered qualifying assets (principally 1-4 family residential mortgage loans) in an amount at least as much as the advances from the FHLB. Additionally, the Corporation’s FHLB stock of $3,472,000 at December 31, 2013, and $3,960,000 at December 31, 2012, is pledged to secure these advances.

The Corporation had an FHLB maximum borrowing capacity of $239.8 million as of December 31, 2013, with remaining borrowing capacity of $189.8 million. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated quarterly.

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

As of December 31, 2013 and 2012, the Corporation had three securities sold under an agreement to repurchase, for $15 million, compared to $20 million at December 31, 2011. All of these repurchase agreements are accounted for as collateralized financing. The Corporation pledged securities with a fair market value of $17.9 million as of December 31, 2013, as collateral for these borrowings. All repurchase instruments have call features with different variable-to-fixed and fixed-to-variable rate provisions. A summary of repurchase agreements for the years ended December 31, 2013, 2012, and 2011 is as follows:

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

REPURCHASE AGREEMENTS

(DOLLARS IN THOUSANDS)

	2013	2012	2011
	$	$	$
Total repurchase agreements outstanding at year end	15,000	15,000	20,000
Average interest rate at year end	4.50%	4.50%	4.58%
Maximum outstanding at any month end	15,000	20,000	25,000
Average amount outstanding for the year	15,000	16,872	24,151
Weighted-average interest rate for the year	4.50%	4.61%	4.66%

The Corporation uses repurchase agreements as a secondary source of funding after customer deposits as a way to mitigate interest rate risk and extend liability length. Management views repurchase agreements as a diversification of funding outside of the FHLB. No new repurchase agreements have been entered into since 2008.

NOTE I – CAPITAL TRANSACTIONS

On July 1, 2008, ENB Financial Corp, a bank holding company, was formed. With formation, all treasury stock shares were retired. As a result, management needed to obtain new treasury shares to utilize for existing stock purchase plans. Therefore, on August 14, 2008, the Board authorized a stock buyback plan for the purchase of up to 140,000 shares. Through December 31, 2013, 106,840 shares have been purchased through this plan at a weighted-average cost per share of $25.69.

Currently, the following three stock plans are in place:

•	a nondiscriminatory employee stock purchase plan (ESPP), which allows employees to purchase shares at a 10% discount from the stock’s fair market value at the end of each quarter,
•	a dividend reinvestment plan (DRP), and;
•	a directors’ stock purchase plan (DSPP).

The ESPP was started in 2001 and is the largest of the three plans. There were 8,014 shares issued through the ESPP in 2013 with 70,116 shares issued since existence. The DRP was started in 2005 and has grown to nearly as large as the ESPP with 6,699 shares issued in 2013 and 65,679 total shares issued since existence. Lastly, the DSPP was started in 2010 as an additional option for board compensation. This plan is limited to outside directors. Only 1,561 shares were issued in connection with this plan in 2013 and 9,648 since existence. In 2012, there were 7,815 shares issued through the ESPP, 7,138 shares issued through the DRP, and 1,808 shares issued through the DSPP. The plans are beneficial to the Corporation as all reissued shares increase capital and, since dividends are paid out in the form of additional shares, the plans act as a source of funds.

All plans issue shares from treasury shares acquired. During 2013, 16,274 shares were reissued from treasury shares in connection with the plans. As of December 31, 2013, the Corporation held 13,531 treasury shares, at a weighted-average cost of $27.78 per share, with a cost basis of $376,000.

NOTE J – RETIREMENT PLANS

The Corporation has a defined contribution pension plan (the plan) covering all employees aged 21 or older who work 1,000 or greater hours in a calendar year and have completed at least one full year of employment. The Corporation’s employer contribution into the pension plan is 5.0% and additional compensation in excess of the Social Security wage base is also limited to 5.0%. In 2011, 2012, and 2013, all covered plan participants received the 5.0% pension contribution. Additionally, those employees with compensation in excess of the Social Security wage base received an additional 5.0% on compensation over the Social Security wage base.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

For purposes of the defined contribution pension plan, covered compensation was limited to $255,000 in 2013, $250,000 in 2012, and $245,000 in 2011. Total expenses of the plan were $422,000, $393,000, and $311,000, for 2013, 2012, and 2011, respectively. The Corporation’s pension plan is fully funded as all obligations are funded monthly.

The Corporation also provides an optional 401(K) plan, in which employees may elect to defer pre-tax salary dollars, subject to the maximum annual Internal Revenue Service contribution amounts. The contribution maximum for 2013 was $17,500, compared to $17,000 for 2012, and $16,500 for 2011 for persons under age 50, and was $23,000 in 2013, $22,500 in 2012, and $22,000 in 2011 for persons over age 50. The Corporation matches employee contributions into the 401(K) plan at a rate of 50% on the first 5.0% of employee contributions. In this manner, employees that contributed at least 5% of their pre-tax pay into the 401(K) plan would receive the equivalent of 7.5% of employer contributions, 5.0% in the pension plan and 2.5% in the 401(K) plan. The Corporation had a total expense of $186,000 in 2013, $179,000 in 2012, and $166,000 in 2011 in the form of matching 401(K) contributions to employees.

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

The life insurance policies had an aggregate face amount of $3,409,000 for December 31, 2013, and December 31, 2012. The death benefits totaled $6,060,000 at December 31, 2013 and 2012. The cash surrender value of the above policies totaled $4,108,000 and $3,907,000 as of December 31, 2013, and 2012, respectively. The net present value of the vested portion of deferred payments totaled $729,000 at December 31, 2013, and $880,000 at December 31, 2012. The interest rate used to discount these obligations was 4.50% for 2013 and 2012 and 5.50% for 2011. These net present value amounts are included in other liabilities on the Corporation’s Consolidated Balance Sheets. Total charges to expense for deferred compensation amounted to $36,000 for 2013, $74,000 for 2012, and $109,000 for 2011, and are included in other operating expenses in the Consolidated Statements of Income.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE L - INCOME TAXES

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. A reconciliation of the differences by amount and percent is as follows:

FEDERAL INCOME TAX SUMMARY

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2013		2012		2011
	$	%	$	%	$	%

Income tax at statutory rate	3,132	34.0	3,039	34.0	2,834	34.0
Tax-exempt interest income	(1,498)	(16.3)	(1,511)	(16.9)	(1,470)	(17.7)
Non-deductible interest expense	61	0.7	67	0.7	75	0.9
Bank-owned life insurance	(217)	(2.3)	(315)	(3.5)	(195)	(2.3)
Other	23	0.2	15	0.2	(58)	(0.7)

Income tax expense	1,501	16.3	1,295	14.5	1,186	14.2

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies. A valuation allowance of $42,000 has been established to offset in its entirety the tax benefits associated with certain impaired securities that management believes may not be realizable.

The Corporation had a deferred tax asset for credits related to Alternative Minimum Taxes (AMT) of $1,137,000 as of December 31, 2013, and $1,123,000 as of December 31, 2012. In addition, as of the end of 2012, the Corporation had a deferred tax asset of $49,000 related to a charitable contribution carryover with no corresponding amount as of the end of 2013. The AMT credits have an unlimited carry-forward period, while the charitable contributions can be carried forward 5 years. No valuation has been established for these deferred tax assets in view of the Corporation’s ability to carry forward taxes paid and credits earned in previous years, to future years, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential.

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2010.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

Significant components of income tax expense are as follows:

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2013	2012	2011
	$	$	$
Current tax expense	1,671	814	1,406
Deferred tax expense (benefit)	(174)	607	(237)
Valuation allowance adjustment	4	(126)	17
Income tax expense	1,501	1,295	1,186

Components of the Corporation's net deferred tax position are as follows:

(DOLLARS IN THOUSANDS)

	December 31,
	2013	2012	2011
	$	$	$

Deferred tax assets
Allowance for loan losses	2,454	2,555	2,883
Net unrealized holding losses on securities available for sale	2,030	—	—
Deferred compensation reserve	248	299	359
Capital loss carryforward	42	37	163
Other than temporary impairment	106	417	369
Tax credit carryforward	1,137	1,123	1,141
Charitable contribution carryforward	—	49	42
Allowance for off-balance sheet extensions of credit	148	124	90
Interest on non-accrual loans	164	136	139
Other	305	3	23
Total deferred tax assets	6,634	4,743	5,209
Valuation allowance	(42)	(37)	(163)
Net deferred taxes	6,592	4,706	5,046

Deferred tax liabilities
Premises and equipment	(1,388)	(1,582)	(1,588)
Net unrealized holding gains on securities available for sale	—	(3,432)	(2,174)
Discount on investment securities	(61)	(74)	(70)
Credit losses on impaired securities	(228)	(256)	(70)
Other	—	(83)	—
Total deferred tax liabilities	(1,677)	(5,427)	(3,902)
Net deferred tax assets (liabilities)	4,915	(721)	1,144

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

As of December 31, 2013 and 2012, the Corporation and Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2013 and December 31, 2012, compared to regulatory levels.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

CAPITAL LEVELS

(DOLLARS IN THOUSANDS)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%

As of December 31, 2013
Total Capital to Risk-Weighted Assets
Consolidated	94,367	17.9	42,231	8.0	52,788	10.0
Bank	93,783	17.8	42,216	8.0	52,771	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	87,735	16.6	21,115	4.0	31,673	6.0
Bank	87,174	16.5	21,108	4.0	31,662	6.0

Tier I Capital to Average Assets
Consolidated	87,735	10.8	32,458	4.0	40,573	5.0
Bank	87,174	10.7	32,454	4.0	40,568	5.0

As of December 31, 2012
Total Capital to Risk-Weighted Assets
Consolidated	88,986	18.2	39,124	8.0	48,905	10.0
Bank	88,454	18.1	39,122	8.0	48,902	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	82,851	16.9	19,562	4.0	29,343	6.0
Bank	82,319	16.8	19,561	4.0	29,341	6.0

Tier I Capital to Average Assets
Consolidated	82,851	10.5	31,620	4.0	39,526	5.0
Bank	82,319	10.4	31,627	4.0	39,533	5.0

In addition to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year. The approval of the OCC shall be required if the total of all dividends declared by the Corporation in any year shall exceed the total of its net profits for that year combined with retained net profits of the preceding two years. Under this restriction, the Corporation could declare dividends in 2014, without the approval of the OCC, of approximately $9.8 million, plus an additional amount equal to the Corporation’s net profits for 2014, up to the date of any such dividend declaration.

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

LOANS TO INSIDERS

(DOLLARS IN THOUSANDS)

Actual
$

Balance, December 31, 2012	13,200

Advances	12,231
Repayments	(9,443)
Other changes	(5,603)

Balance, December 31, 2013	10,385

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

In the Corporation’s case, other changes in the table above represents two directors who retired during 2013 resulting in discontinuance as insiders, and several loans to other parties that were excluded as reportable loans.

Deposits from the insiders totaled $4,539,000 as of December 31, 2013, and $8,526,000 as of December 31, 2012.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit. On December 31, 2013, firm loan commitments totaled approximately $28 million; unused lines of credit totaled approximately $106 million; and open letters of credit totaled approximately $8 million. The sum of these commitments, $142 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the loan loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2012, totaled $119 million, representing firm loan commitments of $23 million, unused lines of credit of $89 million, and open letters of credit totaling $7 million.

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

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose. The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of the Bank’s risk-based capital, less the allowance for loan losses. The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit. As of December 31, 2013, the Corporation’s legal lending limit was $14,068,000, and the Corporation’s lending policy limit was $10,551,000. This compared to a legal lending limit of $13,269,000, and lending policy limit of $9,952,000 as of December 31, 2012. As of December 31, 2013 and 2012, no lending relationships exceeded the Corporation’s internal lending policy limit.

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

Management evaluates concentrations of credit based on loan purpose on a quarterly basis. The Corporation’s greatest concentration of loans by purpose is residential real estate, which comprises $159.2 million, or 36.4%, of the $437.9 million gross loans outstanding. Residential real estate consists of first mortgages and home equity

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

loans. A concentration in commercial real estate of 50.5%, or $221.2 million, also exists; however, within that category there is not a concentration by specific industry type. Agricultural mortgages consist of 26.2% of gross loans as of December 31, 2013, compared to 20.6% as of December 31, 2012; however these agricultural mortgages are spread over several types of agricultural purpose loans. More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS). As of December 31, 2013, the largest specific industry type categories were dairy cattle and milk production loans of $74.0 million, or 16.9% of gross loans, non-residential real estate investment loans with a balance of $42.7 million, or 9.8% of gross loans, and residential investment real estate of $31.0 million, or 7.1% of gross loans. Out of the $53.4 million of loans designated as commercial & industrial for the Uniform Bank Performance Reports, the largest concentration within that area is $10.6 million of loans to political subdivisions, which account for 2.4% of gross loans outstanding. For the Corporation, these loans consisted of tax-free loans to local municipalities.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings. The largest geographical concentrations as of December 31, 2013, were obligations of states and political subdivisions located in the states of Texas and Pennsylvania. Based on fair market value, the Corporation held $17.1 million of obligations issued by municipalities within the state of Texas, which is 16.9% of the municipal portfolio, and 5.8% of total debt securities. The Corporation also held $14.5 million of obligations of states and political subdivisions issued by municipalities located within the state of Pennsylvania, which is 14.3% of the municipal portfolio, and 4.9% of total debt securities. Internal policy requires municipal bonds purchased to be rated at least A3 by Moody’s and/or A- by Standard & Poor’s (S&P) at the time of purchase. Presently, $2.7 million, or 2.7%, of the municipal bonds are below the A3/A- credit ratings the Corporation requires at the time of purchase.

The Corporation held $56.4 million of corporate bonds based on amortized cost as of December 31, 2013. This total includes $16.5 million of sub U.S. agency debt, in this case sub agencies of Federal Farm Credit Bureau. The sub U.S. agency debt carries the same 20% risk-based capital weighting as the primary U.S. agencies but since it is not senior debt of the primary agency, it is classified as corporate debt in the Corporation’s securities portfolio. This leaves $39.9 million of more typically known corporate debt of U.S. and foreign public companies. As a total, the $56.4 million represents 18.7% of the Corporation’s total debt securities. Management has a policy limit of maintaining corporate bonds at less than 20% of the securities portfolio. Additionally, to limit credit exposure to any one issuer, the Corporation’s policy limits investment to $3 million of par value per company. Out of the $56.4 million of total corporate securities, $38.1 million is domestic and $18.3 million is foreign-issued debt. None of the Corporation’s foreign corporate debt originates from the European countries that have struggled with the sovereign debt crisis, namely Portugal, Italy, Ireland, Greece, and Spain. Most of the Corporation’s foreign-issued debt is from the United Kingdom, Australia, and Canada.

Within the corporate bond segment of the portfolio, management has preferred to invest in the banking, brokerage, and finance industry, where management is more comfortable analyzing and evaluating the credit risk of these firms. As a result, based on amortized cost, $31.2 million, or 55.3%, of the corporate bonds held are invested in national or foreign banks, bank holding companies, brokerage firms, or finance companies. In this broader finance-related group, management has selectively pursued foreign bank-issued debt where there is governmental ownership of the bank, and/or implied backing driven by the heavy reliance on these banks for the nation’s financial system. Out of the total $31.2 million of financial and brokerage-related corporate issues, $16.9 million is domestic and $14.3 million is foreign. All of the $14.3 million of foreign financial-related corporate paper is in the form of foreign bank-issued debt. Out of the $16.9 million of domestic financial-related debt, $7.0 million is in bank debt, $6.7 million is in brokerage, and $3.2 million in financial conglomerates.

The remaining $25.2 million of non-financial related corporate paper consists of the $16.5 million of sub U.S. agency paper, $1.2 million in domestic utilities, $3.5 million in phone companies, $2.0 million in foreign auto, $1.0 million in foreign conglomerates, and $1.0 million in foreign utilities.

By internal policy, at time of purchase, all corporate bonds must carry a credit rating of at least A3 by Moody’s or A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moody’s and BBB- for S&P, or above. As of December 31, 2013, all of the Corporation’s corporate bonds carried at least a credit rating of A3 by Moody’s or A- by S&P.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

As of December 31, 2013, the Corporation held $4.1 million of book value in private collateralized mortgage obligations (PCMO) representing 1.4% of the total debt portfolio. This compares to $6.1 million of book value and 2.1% of the debt portfolio as of December 31, 2012. The PCMOs are not backed by the U.S. government and are subject to credit losses if credit losses incurred on the bonds are greater than any built-in protection against credit losses. A total of three PCMO instruments were held as of December 31, 2013. One of these securities, with a book value of $822,000, carried an A+ credit rating by one of the major credit rating services and is not anticipated to incur any credit losses. The two remaining PCMOs, with a book value of $3.3 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s, and are considered classified assets. The Corporation has taken impairment charges on these two PCMOs approximating the amount of credit losses that are anticipated by maturity of the issue. This segment of the securities portfolio is expected to continue to decline in 2014 as all of these securities provide monthly principal payments which reduce the amount of the bond outstanding. Management has not purchased any PCMOs for the past several years and is not expecting any purchases in 2014.

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2013

	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	39,667	—	39,667
U.S. agency mortgage-backed securities	—	51,923	—	51,923
U. S. agency collateralized mortgage obligations	—	41,688	—	41,688
Private collateralized mortgage obligations	—	4,041	—	4,041
Corporate debt securities	—	56,194	—	56,194
Obligations of states and political subdivisions	—	101,644	—	101,644
Equity securities	5,171	—	—	5,171

Total securities	5,171	295,157	—	300,328

On December 31, 2013, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2013, the CRA fund investments had a $5,000,000 book and market value and the bank stocks had a book value of $151,000 and a market value of $171,000.

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of December 31, 2013, and December 31, 2012, by level within the fair value hierarchy.

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2013
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	2,693	2,693
OREO	—	—	39	39
Total	—	—	2,732	2,732

	December 31, 2012
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	2,817	2,817
OREO	—	—	264	264
Total	—	—	3,081	3,081

The Corporation had a total of $2,693,000 of impaired loans as of December 31, 2013, with no specific allocation against these loans. Management believes the fair value of the loans to be the current loan amount less any specific allowance, or $2,693,000. As of December 31, 2012, the Corporation had a total of $2,927,000 of impaired loans with $110,000 of specifically allocated allowance against these loans. Management believes the fair value of the loans to be the current loan amount less the specific allowance, or $2,817,000.

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. The Corporation’s OREO balance as of December 31, 2013, consists of one residential property that was classified as OREO in the fourth quarter of 2013. Management has estimated the current value of the OREO property at $39,000 utilizing level III pricing. The Corporation’s OREO balance as of December 31, 2012, consisted of one residential property that was classified as OREO in the third quarter of 2012. Management estimated the value of the OREO property at $264,000 utilizing level III pricing. This OREO property was sold in November of 2013. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

	Fair Value	Valuation	Unobservable	Range
December 31, 2013:	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,693	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

OREO	39	Appraisal of collateral (1) (3)	Liquidation expenses (2)	-1% to -7% (-7%)

December 31, 2012:

Impaired loans	2,817	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

OREO	264	Appraisal of collateral (1) (3)	Liquidation expenses (2)	-2% to -10% (-6%)

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 2013, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	December 31, 2013
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level I)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	24,577	24,577	24,577	—	—
Securities available for sale	300,328	300,328	5,171	295,157	—
Regulatory stock	3,660	3,660	3,660	—	—
Loans held for sale	59	59	59	—	—
Loans, net of allowance	431,001	434,049	—	—	434,049
Accrued interest receivable	3,605	3,605	3,605	—	—
Bank owned life insurance	19,911	19,911	19,911	—	—

Financial Liabilities:
Demand deposits	173,070	173,070	173,070	—	—
Interest-bearing demand deposits	13,055	13,055	13,055	—	—
NOW accounts	70,540	70,540	70,540	—	—
Savings accounts	120,935	120,935	120,935	—	—
Money market deposit accounts	61,882	61,882	61,882	—	—
Time deposits	217,144	221,172	—	—	221,172
Total deposits	656,626	660,654	439,482	—	221,172

Short-term debt	3,900	3,900	3,900	—	—
Long-term debt	65,000	66,934	—	—	66,934

Accrued interest payable	699	699	699	—	—

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Corporation’s financial instruments at December 31, 2012, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	December 31, 2012
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level I)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	35,660	35,660	35,660	—	—
Securities available for sale	305,634	305,634	4,945	300,689	—
Regulatory stock	4,148	4,148	4,148	—	—
Loans held for sale	768	768	768	—	—
Loans, net of allowance	406,843	412,719	—	—	412,719
Accrued interest receivable	3,484	3,484	3,484	—	—
Bank owned life insurance	19,216	19,216	19,216	—	—

Financial Liabilities:
Demand deposits	156,327	156,327	156,327	—	—
Interest-bearing demand deposits	8,650	8,650	8,650	—	—
NOW accounts	69,521	69,521	69,521	—	—
Savings accounts	114,067	114,067	114,067	—	—
Money market deposit accounts	58,195	58,195	58,195	—	—
Time deposits	226,401	227,862	—	—	227,862
Total deposits	633,161	634,622	406,760	—	227,862

Long-term debt	73,000	76,504	—	—	76,504

Accrued interest payable	793	793	793	—	—

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE S – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended December 31, 2013 and 2012 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at January 1, 2013	6,663

Other comprehensive income (loss) before reclassifications	(8,480)
Amount reclassified from accumulated other comprehensive income (loss)	(2,123)
Period change	(10,603)

Balance at December 31, 2013	(3,940)

Balance at January 1, 2012	4,221

Other comprehensive income before reclassifications	3,063
Amount reclassified into accumulated other comprehensive income (loss)	(621)
Period change	2,442

Balance at December 31, 2012	6,663

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Year Ended
	December 31,		Affected Line Item
	2013	2012	in the Statements of
	$	$	Income
Securities available-for-sale:
Net securities gains reclassified into earnings	3,388	1,080	Gains on securities transactions, net
Related income tax expense	(1,152)	(367)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	2,236	713

Net impairment losses reclassified into earnings	(171)	(140)	Impairment losses on securities
Related income tax expense	58	48	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	(113)	(92)
Total reclassifications for the period	2,123	621

(1) Amounts in parentheses indicate debits.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE T – CONDENSED PARENT ONLY DATA

Condensed Balance Sheets (Parent Company Only)

(DOLLARS IN THOUSANDS)

	December 31,
	2013	2012
	$	$
Assets
Cash	315	453
Securities available for sale (at fair value)	171	—
Equity in bank subsidiary	83,222	88,984
Other assets	68	78

Total assets	83,776	89,515

Stockholders' Equity
Capital stock	574	574
Capital surplus	4,353	4,320
Retained earnings	83,165	78,421
Unrealized gain (loss) on AFS securities	(3,940)	6,663
Treasury stock	(376)	(463)

Total stockholders' equity	83,776	89,515

Condensed Statements of Income

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2013	2012	2011
	$	$	$
Income
Dividend income - investment securities	7	—	—
Gains on securities transactions	25	—	—
Dividend income	2,966	2,853	2,742
Undistributed earnings of bank subsidiary	4,855	4,927	4,528
Total income	7,853	7,780	7,270

Expense
Shareholder expenses	131	137	118
Other expenses	12	1	4
Total expense	143	138	122

Net Income	7,710	7,642	7,148

Comprehensive Income (Loss)	(2,893)	10,084	10,927

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2013	2012	2011
	$	$	$
Cash Flows from Operating Activities:
Net income	7,710	7,642	7,148
Equity in undistributed earnings of subsidiaries	(4,855)	(4,927)	(4,528)
Gains on securities transactions, net	(25)	—	—
Net change in other assets	4	(23)	23
Net cash provided by operating activities	2,834	2,692	2,643

Cash Flows from Investing Activities:
Proceeds from sales of securities availabe for sale	120	—	—
Purchases of securities available for sale	(246)	—	—
Net cash used for investing activities	(126)	—	—

Cash Flows from Financing Activities:
Proceeds from issuance of treasury stock	477	432	438
Payment to repurchase common stock	(357)	(619)	(385)
Dividends paid	(2,966)	(2,853)	(2,742)
Net cash used for financing activities	(2,846)	(3,040)	(2,689)

Cash and Cash Equivalents:
Net change in cash and cash equivalents	(138)	(348)	(46)
Cash and cash equivalents at beginning of period	453	801	847
Cash and cash equivalents at end of period	315	453	801

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The unaudited quarterly results of operations for the years ended 2013 and 2012 are as follows:

NOTE U - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2013
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	6,653	6,609	6,745	6,899
Interest expense	1,430	1,348	1,322	1,282
Net interest income	5,223	5,261	5,423	5,617
Less credit for loan losses	(50)	(100)	—	(75)
Net interest income after credit for loan losses	5,273	5,361	5,423	5,692
Other income	2,503	2,229	1,939	2,726
Operating expenses:
Salaries and employee benefits	3,168	3,184	3,193	3,368
Occupancy and equipment expenses	644	665	710	693
Other operating expenses	1,564	1,627	1,444	1,675
Total operating expenses	5,376	5,476	5,347	5,736
Income before income taxes	2,400	2,114	2,015	2,682

Provision for Federal income taxes	392	292	274	543
Net income	2,008	1,822	1,741	2,139
FINANCIAL RATIOS
Per share data:
Net income	0.70	0.64	0.61	0.75
Cash dividends paid	0.26	0.26	0.26	0.26

	2012
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	7,330	7,168	6,967	6,802
Interest expense	1,741	1,625	1,560	1,487
Net interest income	5,589	5,543	5,407	5,315
Less credit for loan losses	(250)	(350)	(250)	(125)
Net interest income after credit for loan losses	5,839	5,893	5,657	5,440
Other income	2,165	1,733	1,758	1,621

Operating expenses:
Salaries and employee benefits	3,227	3,079	3,020	3,176
Occupancy and equipment expenses	636	641	641	614
Other operating expenses	1,569	1,542	1,410	1,614
Total operating expenses	5,432	5,262	5,071	5,404
Income before income taxes	2,572	2,364	2,344	1,657
Provision for Federal income taxes	383	393	384	135
Net income	2,189	1,971	1,960	1,522

FINANCIAL RATIOS
Per share data:
Net income	0.77	0.69	0.69	0.53
Cash dividends paid	0.25	0.25	0.25	0.25

Table of Contents ENB FINANCIAL CORP

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2013, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2013, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2013, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework.”

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to a provision of the Dodd-Frank Act which eliminates such requirement for smaller reporting companies, as defined in SEC regulations.

Table of Contents ENB FINANCIAL CORP

/s/ Aaron L. Groff, Jr.	/s/ Scott E. Lied
Aaron L. Groff, Jr.	Scott E. Lied
Chairman of the Board,	Treasurer
Chief Executive Officer and President	(Principal Financial Officer)

Ephrata, PA

March 28, 2014

Item 9B. Other Information

None

Table of Contents ENB FINANCIAL CORP

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Information and Qualifications of Nominees and Continuing Directors,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 6, 2014, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors during the fourth quarter of 2013.

Item 11. Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the captions, “Summary Compensation Table,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 6, 2014, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 6, 2014, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 6, 2014, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the caption, “Audit Committee Report” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 6, 2014, which is incorporated herein by reference.

Table of Contents ENB FINANCIAL CORP

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.

The following financial statements are included by reference in Part II, Item 8 hereof.

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required, or is shown in the respective consolidated financial statements or the notes thereto.

3.	The Exhibits filed herewith or incorporated by reference as a part of this Annual Report, are set forth in (b), below.

(b)	EXHIBITS

3 (i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.)

3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

10.2	2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)

10.3	2010 Non-Employee Directors’ Stock Plan (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)

11	Statement re: Computation of Earnings per Share as found on pages 31 and 74 of this 2013 Form 10-K filing, which is included herein.

12	Statement re: Computation of Ratios as found on page 31 of this 2013 Form 10-K filing, which is included herein.

14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009.)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

Table of Contents ENB FINANCIAL CORP

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

101	Interactive Data File

(c)	NOT APPLICABLE.

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

/s/ Aaron L. Groff, Jr.	Chairman of the Board,	March 28, 2014
(Aaron L. Groff, Jr.)	Chief Executive Officer and President

/s/ Scott E. Lied	Treasurer	March 28, 2014
(Scott E. Lied)	(Principal Financial Officer)

/s/ Paul W. Wenger	Secretary and Director	March 28, 2014
(Paul W. Wenger)

/s/ Willis R. Lefever	Director	March 28, 2014
(Willis R. Lefever)

/s/ Donald Z. Musser	Director	March 28, 2014
(Donald Z. Musser)

/s/ Susan Young Nicholas	Director	March 28, 2014
(Susan Young Nicholas)

/s/ Dr. Brian K. Reed	Director	March 28, 2014
(Dr. Brian K. Reed)

/s/ Mark C. Wagner	Director	March 28, 2014
(Mark C. Wagner)

/s/ Judith A. Weaver	Director	March 28, 2014
(Judith A. Weaver)

/s/ Paul M. Zimmerman, Jr.	Director	March 28, 2014
(Paul M. Zimmerman, Jr.)

Table of Contents ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.)
3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2

2011 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)

10.3	2010 Non-employee Directors’ Stock Plan. (Incorporated by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on pages 31 and 74 of Form 10-K, which is included herein.
12	Statement re: Computation of Ratios as found on page 31 of Form 10-K, which is included herein.
14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009.)
21	Subsidiaries of the Registrant	Page 127
23	Consent of Independent Registered Public Accounting Firm	Page 128
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 129
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 130
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 131
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 132
101	Interactive Data File

