Form 10-Q
period 2014-03-31
ENB Financial Corp
filed 2014-05-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2014, the registrant had 2,855,034 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

March 31, 2014

Index ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,	March 31,
	2014	2013	2013
	$	$	$
ASSETS
Cash and due from banks	14,620	15,596	7,628
Interest-bearing deposits in other banks	22,893	8,981	26,200
Total cash and cash equivalents	37,513	24,577	33,828

Securities available for sale (at fair value)	293,265	300,328	306,468

Loans held for sale	—	59	781

Loans (net of unearned income)	446,165	438,220	414,377

Less: Allowance for loan losses	7,056	7,219	7,357

Net loans	439,109	431,001	407,020

Premises and equipment	22,788	23,012	21,041
Regulatory stock	3,615	3,660	4,033
Bank owned life insurance	20,089	19,911	19,378
Other assets	8,742	9,708	6,389

Total assets	825,121	812,256	798,938

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	182,420	173,070	162,619
Interest-bearing	485,213	483,556	476,287

Total deposits	667,633	656,626	638,906

Short-term borrowings	3,080	3,900	—
Long-term debt	65,000	65,000	68,000
Other liabilities	2,397	2,954	2,549

Total liabilities	738,110	728,480	709,455

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,855,034
(Issued 2,869,557 and Outstanding 2,856,026 as of 12-31-13)
(Issued 2,869,557 and Outstanding 2,852,638 as of 3-31-13)	574	574	574
Capital surplus	4,359	4,353	4,328
Retained earnings	84,260	83,165	79,687
Accumulated other comprehensive income (loss), net of tax	(1,767)	(3,940)	5,345
Less: Treasury stock cost on 14,523 shares (13,531 shares
as of 12-31-13 and 16,919 shares as of 3-31-13)	(415)	(376)	(451)

Total stockholders' equity	87,011	83,776	89,483

Total liabilities and stockholders' equity	825,121	812,256	798,938

See Notes to the Unaudited Consolidated Interim Financial Statements

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended March 31,
	2014	2013
	$	$
Interest and dividend income:
Interest and fees on loans	4,779	4,756
Interest on securities available for sale
Taxable	1,159	879
Tax-exempt	871	971
Interest on deposits at other banks	8	18
Dividend income	55	29

Total interest and dividend income	6,872	6,653

Interest expense:
Interest on deposits	789	907
Interest on borrowings	428	523

Total interest expense	1,217	1,430

Net interest income	5,655	5,223

Credit for loan losses	(200)	(50)

Net interest income after credit for loan losses	5,855	5,273

Other income:
Trust and investment services income	365	320
Service fees	390	412
Commissions	466	469
Gains on securities transactions, net	685	938
Impairment losses on securities:
Impairment gains on investment securities	15	39
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	(37)	(59)
Net impairment losses on investment securities	(22)	(20)
Gains on sale of mortgages	38	98
Earnings on bank-owned life insurance	155	158
Other income	103	128

Total other income	2,180	2,503

Operating expenses:
Salaries and employee benefits	3,430	3,168
Occupancy	516	425
Equipment	260	219
Advertising & marketing	129	97
Computer software & data processing	400	403
Shares tax	183	215
Professional services	327	282
Other expense	553	567

Total operating expenses	5,798	5,376

Income before income taxes	2,237	2,400

Provision for federal income taxes	399	392

Net income	1,838	2,008

Earnings per share of common stock	0.64	0.70

Cash dividends paid per share	0.26	0.26

Weighted average shares outstanding	2,854,113	2,851,356

See Notes to the Unaudited Consolidated Interim Financial Statements

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2014	2013
	$	$

Net income	1,838	2,008

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):

Other-than-temporarily impaired securities available for sale:

Gains arising during the period	15	39
Income tax effect	(5)	(13)
	10	26

Losses recognized in earnings	22	20
Income tax effect	(7)	(7)
	15	13
Unrealized holding gains on other-than-temporarily impaired
securities available for sale, net of tax	25	39

Securities available for sale not other-than-temporarily impaired:

Gains (losses) arising during the period	3,939	(1,118)
Income tax effect	(1,339)	380
	2,600	(738)

Gains recognized in earnings	(685)	(938)
Income tax effect	233	319
	(452)	(619)
Unrealized holding gains (losses) on securities available for sale not
other-than-temporarily impaired, net of tax	2,148	(1,357)

Other comprehensive income (loss), net of tax	2,173	(1,318)

Comprehensive Income	4,011	690

See Notes to the Unaudited Consolidated Interim Financial Statements

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2014	2013
	$	$
Cash flows from operating activities:
Net income	1,838	2,008
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	992	1,027
Decrease in interest receivable	266	39
Decrease in interest payable	(49)	(66)
Credit for loan losses	(200)	(50)
Gains on securities transactions, net	(685)	(938)
Impairment losses on securities	22	20
Gains on sale of mortgages	(38)	(98)
Loans originated for sale	(1,077)	(5,074)
Proceeds from sales of loans	1,174	5,159
Earnings on bank-owned life insurance	(155)	(158)
Depreciation of premises and equipment and amortization of software	357	323
Deferred income tax	226	(67)
Other assets and other liabilities, net	(1,096)	(540)
Net cash provided by operating activities	1,575	1,585

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	6,768	18,109
Proceeds from sales	41,261	20,283
Purchases	(37,977)	(41,318)
Purchase of regulatory bank stock	(266)	(230)
Redemptions of regulatory bank stock	311	345
Purchase of bank-owned life insurance	(23)	(4)
Net increase in loans	(7,934)	(140)
Purchases of premises and equipment	(108)	(462)
Purchase of computer software	(82)	(23)
Net cash provided by (used for) investing activities	1,950	(3,440)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	15,233	9,224
Net decrease in time deposits	(4,226)	(3,479)
Net decrease in short-term borrowings	(820)	—
Proceeds from long-term debt	2,500	5,000
Repayments of long-term debt	(2,500)	(10,000)
Dividends paid	(743)	(742)
Treasury stock sold	123	125
Treasury stock purchased	(156)	(105)
Net cash provided by financing activities	9,411	23
Increase (decrease) in cash and cash equivalents	12,936	(1,832)
Cash and cash equivalents at beginning of period	24,577	35,660
Cash and cash equivalents at end of period	37,513	33,828

Supplemental disclosures of cash flow information:
Interest paid	1,266	1,496
Income taxes paid	550	250

Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(3,292)	1,996

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and to general practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all significant adjustments considered necessary for fair presentation have been included. Certain items previously reported have been reclassified to conform to the current period’s reporting format. Such reclassifications did not affect net income or stockholders’ equity.

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the first quarter of 2014, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2013.

2.	Securities Available for Sale

The amortized cost and fair value of securities held at March 31, 2014, and December 31, 2013, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2014
U.S. government agencies	37,023	36	(1,381)	35,678
U.S. agency mortgage-backed securities	46,840	171	(390)	46,621
U.S. agency collateralized mortgage obligations	50,556	105	(697)	49,964
Private collateralized mortgage obligations	3,944	52	(100)	3,896
Corporate bonds	49,446	213	(430)	49,229
Obligations of states and political subdivisions	102,867	1,689	(1,967)	102,589
Total debt securities	290,676	2,266	(4,965)	287,977
Marketable equity securities	5,266	22	—	5,288
Total securities available for sale	295,942	2,288	(4,965)	293,265

December 31, 2013
U.S. government agencies	41,671	148	(2,152)	39,667
U.S. agency mortgage-backed securities	52,502	101	(680)	51,923
U.S. agency collateralized mortgage obligations	42,465	161	(938)	41,688
Private collateralized mortgage obligations	4,135	44	(138)	4,041
Corporate bonds	56,437	430	(673)	56,194
Obligations of states and political subdivisions	103,936	1,057	(3,349)	101,644
Total debt securities	301,146	1,941	(7,930)	295,157
Marketable equity securities	5,151	20	—	5,171
Total securities available for sale	306,297	1,961	(7,930)	300,328

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at March 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	24,086	24,095
Due after one year through five years	93,055	92,342
Due after five years through ten years	121,176	118,656
Due after ten years	52,359	52,884
Total debt securities	290,676	287,977

Securities available for sale with a par value of $82,954,000 and $86,392,000 at March 31, 2014, and December 31, 2013, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $84,776,000 at March 31, 2014, and $86,993,000 at December 31, 2013.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

	Three Months Ended March 31,
	2014	2013
	$	$
Proceeds from sales	41,261	20,283
Gross realized gains	974	951
Gross realized losses	289	13

SUMMARY OF GAINS AND LOSSES ON DEBT SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2014	2013
	$	$
Gross realized gains	974	951

Gross realized losses	289	13
Impairment on securities	22	20
Total gross realized losses	311	33

Net gains on securities	663	918

The bottom portion of the above table shows the net gains on security transactions, including any impairment taken on securities held by the Corporation. The net gain or loss from security transactions is also reflected on the Corporation’s Consolidated Statements of Income and Consolidated Statements of Cash Flows.

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. As of March 31, 2014, two private collateralized mortgage obligations (PCMOs) were considered to be other-than-temporarily impaired, of which the cash flow analysis on one of these securities indicated a need to take additional impairment of $22,000 as of March 31, 2014. Information pertaining to securities with gross unrealized losses at March 31, 2014, and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of March 31, 2014
U.S. government agencies	27,452	(1,081)	3,719	(300)	31,171	(1,381)
U.S. agency mortgage-backed securities	19,694	(390)	—	—	19,694	(390)
U.S. agency collateralized mortgage obligations	28,874	(674)	1,779	(23)	30,653	(697)
Private collateralized mortgage obligations	1,366	(23)	1,731	(77)	3,097	(100)
Corporate bonds	22,088	(234)	7,534	(196)	29,622	(430)
Obligations of states & political subdivisions	31,521	(982)	20,464	(985)	51,985	(1,967)

Total debt securities	130,995	(3,384)	35,227	(1,581)	166,222	(4,965)

Marketable equity securities	—	—	—	—	—	—

Total temporarily impaired securities	130,995	(3,384)	35,227	(1,581)	166,222	(4,965)

As of December 31, 2013
U.S. government agencies	33,043	(1,735)	3,603	(417)	36,646	(2,152)
U.S. agency mortgage-backed securities	31,810	(659)	4,938	(21)	36,748	(680)
U.S. agency collateralized mortgage obligations	28,138	(938)	—	—	28,138	(938)
Private collateralized mortgage obligations	1,384	(59)	1,790	(79)	3,174	(138)
Corporate bonds	32,349	(664)	2,010	(9)	34,359	(673)
Obligations of states & political subdivisions	58,920	(2,778)	8,950	(571)	67,870	(3,349)

Total debt securities	185,644	(6,833)	21,291	(1,097)	206,935	(7,930)

Marketable equity securities	—	—	—	—	—	—

Total temporarily impaired securities	185,644	(6,833)	21,291	(1,097)	206,935	(7,930)

In the debt security portfolio, there are 141 positions that were considered temporarily impaired at March 31, 2014. Two PCMOs, which have had impairment recorded at some point in time, are the only instruments considered other-than-temporarily impaired at March 31, 2014.

The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. U.S. generally accepted accounting principles provide for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss), which is recognized in earnings, and (b) the amount of total OTTI related to all other factors, which is recognized, net of taxes, as a component of accumulated other comprehensive income. This accounting treatment was only applicable to two of the Corporation’s PCMOs, since these were the only instruments management deemed to be other-than-temporarily impaired and have experienced some impairment.

The impairment on the PCMOs is a result of a deterioration of expected cash flows on these securities due to higher projected credit losses than the amount of credit protection carried by these securities. Specifically, the foreclosure and severity rates have been running at levels where expected principal losses are in excess of the remaining credit protection on these instruments. The projected principal losses are based on prepayment speeds that are equal to or slower than the actual last twelve-month prepayment speeds the particular securities have experienced. Every quarter, management evaluates third-party reporting that shows projected principal losses based on various prepayment speed and severity rate scenarios. Based on the assumption that all loans over 60 days delinquent will default and at a severity rate equal to or above that previously experienced, and based on historical and expected prepayment speeds, management determined that it was appropriate to take an additional $22,000 of impairment on one PCMO in the first quarter of 2014.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables reflect the amortized cost, market value, and unrealized loss as of March 31, 2014 and 2013, on the PCMO securities held which had impairment taken in each respective year. In both years, there was one PCMO that had impairment taken during the first quarter. The values shown are after the Corporation recorded year-to-date impairment charges of $22,000 through March 31, 2014, and $20,000 through March 31, 2013. The $22,000 and $20,000 are deemed to be credit losses and are the amounts that management expects the principal losses will be by the time these securities mature. The remaining $23,000 and $256,000 of unrealized losses, as of March 31, 2014, and March 31, 2013, respectively, are deemed to be market value losses that are considered temporary.

SECURITY IMPAIRMENT CHARGES

(DOLLARS IN THOUSANDS)

As of March 31, 2014
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Impaired private collateralized mortgage obligations	1,389	1,366	(23)	(22)

As of March 31, 2013
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Impaired private collateralized mortgage obligations	2,151	1,895	(256)	(20)

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held:

CREDIT LOSSES RECOGNIZED IN EARNINGS ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2014	2013
	$	$

Beginning balance	1,148	977

Credit losses on debt securities for which other-than-
temporary impairment has not been previously recognized	—	—

Additional credit losses on debt securities for which other-
than-temporary impairment was previously recognized	22	20

Sale of debt securities with previously recognized impairment	—	—

Ending balance	1,170	997

All of the credit losses recognized in earnings experienced by the Corporation in 2014 and 2013 have been on PCMO securities. The Corporation’s PCMO segment has continually declined over the past several years with no reinvestment recurring and sales occurring periodically. As of March 31, 2014, the PCMO amortized book value was $3.9 million, or 1.35% of total debt securities. The PCMO investment consists of three securities, with one of the securities rated investment grade, A+ by S&P. The remaining two securities were rated below investment grade. Impairment charges, as detailed above, were taken on one of the securities rated below investment grade in the first quarter of 2014. Impairment was taken on the other security rated below investment grade in the first quarter of 2013.

The unrealized loss position of all of the Corporation’s PCMOs has improved since December 31, 2013. The PCMO net unrealized losses stood at $94,000 as of December 31, 2013, and improved to a $48,000 net unrealized loss as of March 31, 2014. One of the three PCMOs is carrying an unrealized gain based on current book values. Management has concluded that, as of March 31, 2014, the unrealized losses outlined in the Security Impairment Charges table above represent temporary declines. While management does not intend to sell these securities due to their past impairment or current unrealized losses, it is standard practice to sell off smaller MBS, CMO, and PCMO instruments once the size of the security is less than $1 million. This is done to reduce the administrative costs and improve the efficiency of the entire portfolio.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements
3.	Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of March 31, 2014, and December 31, 2013.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2014	2013
	$	$
Commercial real estate
Commercial mortgages	95,954	97,243
Agriculture mortgages	124,511	114,533
Construction	10,437	9,399
Total commercial real estate	230,902	221,175

Consumer real estate (a)
1-4 family residential mortgages	125,055	127,253
Home equity loans	10,588	10,889
Home equity lines of credit	21,538	21,097
Total consumer real estate	157,181	159,239

Commercial and industrial
Commercial and industrial	30,671	28,719
Tax-free loans	9,720	10,622
Agriculture loans	13,644	14,054
Total commercial and industrial	54,035	53,395

Consumer	3,670	4,063

Gross loans prior to deferred fees	445,788	437,872
Less:
Deferred loan costs, net	(377)	(348)
Allowance for loan losses	7,056	7,219
Total net loans	439,109	431,001

(a)	Real estate loans serviced for Fannie Mae, which are not included in the Consolidated Balance Sheets, totaled $6,031,000 and $4,866,000 as of March 31, 2014, and December 31, 2013, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of March 31, 2014, and December 31, 2013. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

March 31, 2014	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	84,433	121,070	8,070	29,075	9,720	13,067	265,435
Special Mention	4,490	1,279	—	373	—	359	6,501
Substandard	7,031	2,162	2,367	1,223	—	218	13,001
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	95,954	124,511	10,437	30,671	9,720	13,644	284,937

December 31, 2013	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	85,683	112,253	7,402	27,082	10,390	13,425	256,235
Special Mention	4,996	—	—	213	—	293	5,502
Substandard	6,564	2,280	1,997	1,424	232	336	12,833
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	97,243	114,533	9,399	28,719	10,622	14,054	274,570

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of March 31, 2014 and December 31, 2013:

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

March 31, 2014	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	124,382	10,588	21,538	3,670	160,178
Non-performing	673	—	—	—	673

Total	125,055	10,588	21,538	3,670	160,851

December 31, 2013	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	127,039	10,889	21,097	4,046	163,071
Non-performing	214	—	—	17	231

Total	127,253	10,889	21,097	4,063	163,302

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of March 31, 2014 and December 31, 2013:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
March 31, 2014	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	298	201	—	499	95,455	95,954	—
Agriculture mortgages	66	—	—	66	124,445	124,511	—
Construction	—	—	—	—	10,437	10,437	—
Consumer real estate
1-4 family residential mortgages	1,046	—	673	1,719	123,336	125,055	673
Home equity loans	33	—	—	33	10,555	10,588	—
Home equity lines of credit	28	—	—	28	21,510	21,538	—
Commercial and industrial
Commercial and industrial	86	—	—	86	30,585	30,671	—
Tax-free loans	—	—	—	—	9,720	9,720	—
Agriculture loans	—	—	—	—	13,644	13,644	—
Consumer	10	5	—	15	3,655	3,670	—
Total	1,567	206	673	2,446	443,342	445,788	673

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2013	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	205	—	205	97,038	97,243	—
Agriculture mortgages	69	—	—	69	114,464	114,533	—
Construction	—	—	—	—	9,399	9,399	—
Consumer real estate
1-4 family residential mortgages	1,089	401	214	1,704	125,549	127,253	214
Home equity loans	57	—	—	57	10,832	10,889	—
Home equity lines of credit	15	13	—	28	21,069	21,097	—
Commercial and industrial
Commercial and industrial	20	—	—	20	28,699	28,719	—
Tax-free loans	—	—	—	—	10,622	10,622	—
Agriculture loans	—	—	—	—	14,054	14,054	—
Consumer	10	13	17	40	4,023	4,063	17
Total	1,260	632	231	2,123	435,749	437,872	231

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2014 and December 31, 2013:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2014	2013
	$	$

Commercial real estate
Commercial mortgages	939	992
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	—
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	97	109
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,036	1,101

As of March 31, 2014 and December 31, 2013, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three months ended March 31, 2014 and March 31, 2013, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three months ended March 31,
	2014	2013
	$	$

Average recorded balance of impaired loans	2,655	2,890
Interest income recognized on impaired loans	27	28

Interest income on impaired loans would have increased by approximately $12,000 for the three months ended March 31, 2014, compared to $21,000 for the three months ended March 31, 2013, had these loans performed in accordance with their original terms.

During the three months ended March 31, 2014 and 2013, there were no loan modifications made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of March 31, 2014, December 31, 2013, and March 31, 2013:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

March 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	939	1,036	—	966	—
Agriculture mortgages	1,580	1,580	—	1,586	27
Construction	—	—	—	—	—
Total commercial real estate	2,519	2,616	—	2,552	27

Commercial and industrial
Commercial and industrial	97	97	—	103	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	97	97	—	103	—

Total with no related allowance	2,616	2,713	—	2,655	27

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	939	1,036	—	966	—
Agriculture mortgages	1,580	1,580	—	1,586	27
Construction	—	—	—	—	—
Total commercial real estate	2,519	2,616	—	2,552	27

Commercial and industrial
Commercial and industrial	97	97	—	103	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	97	97	—	103	—

Total	2,616	2,713	—	2,655	27

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	992	1,088	—	1,119	1
Agriculture mortgages	1,592	1,592	—	1,609	112
Construction	—	—	—	—	—
Total commercial real estate	2,584	2,680	—	2,728	113

Commercial and industrial
Commercial and industrial	109	109	—	99
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	109	109	—	99	—

Total with no related allowance	2,693	2,789	—	2,827	113

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	992	1,088	—	1,119	1
Agriculture mortgages	1,592	1,592	—	1,609	112
Construction	—	—	—	—	—
Total commercial real estate	2,584	2,680	—	2,728	113

Commercial and industrial
Commercial and industrial	109	109	—	99	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	109	109	—	99	—

Total	2,693	2,789	—	2,827	113

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	1,165	1,262	—	1,195	—
Agriculture mortgages	1,618	1,618	—	1,624	28
Construction	—	—	—	—	—
Total commercial real estate	2,783	2,880	—	2,819	28

Commercial and industrial
Commercial and industrial	48	48	—	51	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	48	48	—	51	—

Total with no related allowance	2,831	2,928	—	2,870	28

With an allowance recorded:
Commercial real estate
Commercial mortgages	20	20	3	20	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	20	20	3	20	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	20	20	3	20	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,185	1,282	3	1,215	—
Agriculture mortgages	1,618	1,618	—	1,624	28
Construction	—	—	—	—	—
Total commercial real estate	2,803	2,900	3	2,839	28

Commercial and industrial
Commercial and industrial	48	48	—	51	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	48	48	—	51	—

Total	2,851	2,948	3	2,890	28

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2013	3,657	1,346	1,416	102	698	7,219

Charge-offs	—	—	—	(15)	—	(15)
Recoveries	4	5	43	—	—	52
Provision	(150)	51	(117)	17	(1)	(200	)(1)

Balance - March 31, 2014	3,511	1,402	1,342	104	697	7,056

(1)	The Corporation recognized a $200,000 credit provision in the first quarter of 2014 as a result of lower levels of total classified loans, impaired loans, non-accrual loans, recoveries in excess of charge-offs, continuing declines in historic loss ratios, and improving qualitative factors.

During the first quarter of 2014, credit provisions were recorded for the commercial real estate and commercial and industrial loan categories while there was provision expense required for the consumer real estate loan category. There have been no commercial loan charge-offs during the past year, which reduced the three-year weighted average charge-off ratio and ultimately resulted in a lower required reserve amount for the commercial loan categories. Conversely, factors in the allowance calculation related to consumer real estate were increased in the first quarter of 2014 as a result of the mortgage initiative and focus on increasing volume in this area.

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of March 31, 2014 and December 31, 2013:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of March 31, 2014:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated
for impairment	3,511	1,402	1,342	104	697	7,056

Loans receivable:
Ending balance	230,902	157,181	54,035	3,670		445,788
Ending balance: individually evaluated
for impairment	2,519	—	97	—		2,616
Ending balance: collectively evaluated
for impairment	228,383	157,181	53,938	3,670		443,172

As of December 31, 2013:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated
for impairment	3,657	1,346	1,416	102	698	7,219

Loans receivable:
Ending balance	221,175	159,239	53,395	4,063		437,872
Ending balance: individually evaluated
for impairment	2,584	—	109	—		2,693
Ending balance: collectively evaluated
for impairment	218,591	159,239	53,286	4,063		435,179

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of March 31, 2014, and December 31, 2013, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	March 31, 2014
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	35,678	—	35,678
U.S. agency mortgage-backed securities	—	46,621	—	46,621
U.S. agency collateralized mortgage obligations	—	49,964	—	49,964
Private collateralized mortgage obligations	—	3,896	—	3,896
Corporate bonds	—	49,229	—	49,229
Obligations of states & political subdivisions	—	102,589	—	102,589
Marketable equity securities	5,288	—	—	5,288

Total securities	5,288	287,977	—	293,265

On March 31, 2014, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of March 31, 2014, the CRA fund investments had a $5,000,000 book and fair market value and the bank stocks had a book value of $266,000, and fair market value of $288,000.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value Measurements:

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2013
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	39,667	—	39,667
U.S. agency mortgage-backed securities	—	51,923	—	51,923
U.S. agency collateralized mortgage obligations	—	41,688	—	41,688
Private collateralized mortgage obligations	—	4,041	—	4,041
Corporate bonds	—	56,194	—	56,194
Obligations of states & political subdivisions	—	101,644	—	101,644
Marketable equity securities	5,171	—	—	5,171

Total securities	5,171	295,157	—	300,328

On December 31, 2013, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. As of December 31, 2013, the Corporation’s CRA fund investments had a book and fair market value of $5,000,000 and the bank stocks had a book value of $151,000 and a market value of $171,000 utilizing level I pricing.

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no level III securities as of March 31, 2014 or December 31, 2013.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	March 31, 2014
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	2,616	2,616
OREO	—	—	39	39
Total	—	—	2,655	2,655

	December 31, 2013
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	2,693	2,693
OREO	—	—	39	39
Total	—	—	2,732	2,732

The Corporation had a total of $2,616,000 of impaired loans as of March 31, 2014, and $2,693,000 of impaired loans as of December 31, 2013, with no specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. The Corporation’s OREO balance consisted of one residential property that was classified as OREO as of March 31, 2014, and December 31, 2013. Management has estimated the current value of the OREO property at $39,000 utilizing level III pricing. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

	Fair Value	Valuation
	Estimate	Techniques	Unobservable	Range
March 31, 2014:	$	$	Input	(Weighted Avg)

Impaired loans	2,616	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
expenses (2)

OREO	39	Appraisal of	Liquidation	-1% to -7% (-7%)
		collateral (1),(3)	expenses (2)

December 31, 2013:

Impaired loans	2,693	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
expenses (2)

OREO	39	Appraisal of	Liquidation	-1% to -7% (-7%)
		collateral (1),(3)	expenses (2)

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Corporation's financial instruments at March 31, 2014 and December 31, 2013, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	March 31, 2014
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	37,513	37,513	37,513	—	—
Securities available for sale	293,265	293,265	5,288	287,977	—
Loans, net of allowance	439,109	439,946	—	—	439,946
Regulatory stock	3,615	3,615	3,615	—	—
Bank owned life insurance	20,089	20,089	20,089	—	—
Accrued interest receivable	3,339	3,339	3,339	—	—

Financial Liabilities:
Demand deposits	182,420	182,420	182,420	—	—
Interest-bearing demand deposits	8,226	8,226	8,226	—	—
NOW accounts	71,565	71,565	71,565	—	—
Savings accounts	127,735	127,735	127,735	—	—
Money market deposit accounts	64,770	64,770	64,770	—	—
Time deposits	212,917	216,155	—	—	216,155
Total deposits	667,633	670,871	454,716	—	216,155

Short-term borrowings	3,080	3,080	3,080	—	—
Long-term debt	65,000	66,639	—	—	66,639
Accrued interest payable	650	650	650	—	—

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	December 31, 2013
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	24,577	24,577	24,577	—	—
Securities available for sale	300,328	300,328	5,171	295,157	—
Loans held for sale	59	59	59	—
Loans, net of allowance	431,001	434,049	—	—	434,049
Regulatory stock	3,660	3,660	3,660	—	—
Bank owned life insurance	19,911	19,911	19,911
Accrued interest receivable	3,605	3,605	3,605	—	—

Financial Liabilities:
Demand deposits	173,070	173,070	173,070	—	—
Interest-bearing demand deposits	13,055	13,055	13,055	—	—
NOW accounts	70,540	70,540	70,540	—	—
Savings accounts	120,935	120,935	120,935	—	—
Money market deposit accounts	61,882	61,882	61,882	—	—
Time deposits	217,144	221,172	—	—	221,172
Total deposits	656,626	660,654	439,482	—	221,172

Short-term borrowings	3,900	3,900	3,900	—	—
Long-term debt	65,000	66,934	—	—	66,934
Accrued interest payable	699	699	699	—	—

6.	Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of March 31, 2014, firm loan commitments were $14.0 million, unused lines of credit were $122.8 million, and open letters of credit were $9.0 million. The total of these commitments was $145.8 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

7.	Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2013	(3,940)

Other comprehensive income (loss) before reclassifications	1,736
Amount reclassified from accumulated other comprehensive income (loss)	437
Period change	2,173

Balance at March 31, 2014	(1,767)

Balance at December 31, 2012	6,663

Other comprehensive income (loss) before reclassifications	(1,924)
Amount reclassified from accumulated other comprehensive income (loss)	606
Period change	(1,318)

Balance at March 31, 2013	5,345

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.

(2) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months Ended
	March 31,		Affected Line Item
	2014	2013	in the Statements of
	$	$	Income
Securities available-for-sale:
Net securities gains reclassified into earnings	685	938	Gains on securities transactions, net
Related income tax expense	(233)	(319)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	452	619

Net impairment losses reclassified into earnings	(22)	(20)	Impairment losses on securities
Related income tax expense	7	7	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	(15)	(13)
Total reclassifications for the period	437	606

(1) Amounts in parentheses indicate debits.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

8.	Recently Issued Accounting Standards

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2013 Annual Report to Shareholders of the Corporation. The financial condition and results of operations presented are not indicative of future performance.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	National and local economic conditions
•	Real estate market and its impact on the loan portfolio
•	Monetary and interest rate policies of the Federal Reserve Board
•	Volatility of the securities markets including the valuation of securities
•	Future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government
•	Effects of slow economic conditions and the prolonged economic weakness, specifically the effect on loan customers to repay loans
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Changes in customer behavior impacting deposit levels and loan demand
•	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
•	The impact of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations issued thereunder
•	Possible impacts of the capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Results of Operations

Overview

The Corporation recorded net income of $1,838,000 for the three-month period ended March 31, 2014, an 8.5% decrease, from the $2,008,000 earned during the same period in 2013. Earnings per share, basic and diluted, were $0.64 for the three months ended March 31, 2014, compared to $0.70 for the same period in 2013.

The two primary reasons for the decline in earnings were a $253,000, or 27.0% decline in gains on security transactions, and a $422,000, or 7.8% increase in operational expenses. Gains on security transactions are highly influenced by the interest rate environment, which was not as conducive to taking gains as the first quarter of 2013. The operational expense increase was largely the result of two additional branches opened during 2013. More detail is provided under the Other Income and Operating Expense sections under Results of Operations.

The Corporation’s net interest income increased for the three months ended March 31, 2014, compared to the same period in 2013. Net interest income was $5,655,000 for the first quarter of 2014, compared to $5,223,000 for the same quarter of 2013, a $432,000, or 8.3% increase. The Corporation’s net interest margin was 3.23% for the first quarter of 2014, compared to 3.16% for the first quarter of 2013.

The Corporation recorded a credit provision for loan losses of $200,000 for the quarter ended March 31, 2014, compared to a credit provision of $50,000 for the quarter ended March 31, 2013. Improvements in asset quality, as evidenced by low levels of non-performing and delinquent loans, and minimal charge-offs allowed the Corporation to reverse a portion of the allowance for loan losses into earnings in 2013 and the first quarter of 2014, while still maintaining sufficient coverage ratios. With the credit provisions in 2013 and the first quarter of 2014, the allowance for loan losses as a percentage of total loans declined to 1.58% as of March 31, 2014, compared to 1.78% as of March 31, 2013. More detail is provided in the Provision for Loan Losses section that follows and the Allowance for Loan Losses section under Financial Condition.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the three months ended March 31, 2014, compared to the same prior year period due to the decrease in the Corporation’s income.

Key Ratios	Three Months Ended
	March 31,
	2014	2013

Return on Average Assets	0.92%	1.03%
Return on Average Equity	8.74%	9.11%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Non-interest income
•	Non-interest expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In the first three months of 2014, NII generated 72.2% of the Corporation’s gross revenue stream, which consists of net interest income and non-interest income, compared to 67.6% in the first three months of 2013. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $475,000 for the three months ended March 31, 2014, compared to $567,000 for the same period in 2013.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2014	2013
	$	$
Total interest income	6,872	6,653
Total interest expense	1,217	1,430

Net interest income	5,655	5,223
Tax equivalent adjustment	475	567

Net interest income (fully taxable equivalent)	6,130	5,790

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

The Federal funds rate, which is the overnight rate that financial institutions charge other financial institutions to buy or sell overnight funds, has been at 0.25% since December 15, 2008, and is expected to remain there into 2015. The Prime rate typically moves in tandem with the Federal funds rate and similarly has not moved from its historical low of 3.25% since December of 2008. In addition to the current interest rate cycle being the lowest in U.S. history, it has also remained at the bottom far longer than any other rate cycle.

The fact that the Federal funds rate and the Prime rate have remained at these very low levels for over five years has generally had offsetting positive and negative impacts to the Corporation’s NII; however, the long-term trend has been lower NII and margin. The decrease in the Federal funds rate has reduced the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense, while the decrease in the Prime rate has reduced the yield on the Corporation’s Prime-based loans. The Corporation’s fixed rate loans do not reprice as rates change; however, with the steep decline in interest rates and a prolonged period with lower market rates, more customers have refinanced into lower fixed rate loans or moved into Prime-based loans. Due to heightened competitive pressures for the limited number of loan deals available, the Corporation has seen a decline in loan yields over the past few years. However, with significant loan growth during the last half of 2013 and the first quarter of 2014, increased volume has helped to offset the declining yields. Additionally, yields on the Corporation’s securities had declined during the first half of 2013, but with the increase in long-term Treasury rates at the end of the second quarter, new investments made since then were at higher yields helping to increase the yield on the securities portfolio. These factors helped to increase NII and the margin for the first quarter of 2014.

Short-term interest rates have remained very low over the past five years as a result of the economic recession and slow recovery. The very low overnight rates and the recently higher longer-term rates have helped to provide an increased positive slope on the Treasury curve despite low long-term rates from a historical standpoint. The positive slope has increased more recently with overnight rates close to 0.25% and the 10-year U.S. Treasury close to 2.75%. The positive slope of the yield curve has fluctuated many times in the past few years with the overnight rates remaining the same. During the first quarter of 2013, the 10-year U.S. Treasury only reached a high of 2.07%, compared to a high of 3.01% during the first quarter of 2014. Similarly, the 10-year U.S. Treasury was as low as 1.84% in the first quarter of 2013, and 2.60% in the first quarter of 2014. As of March 31, 2014, the 10-year U.S. Treasury rate was 2.73%, which provided for 248 basis points of slope off the overnight rate of 0.25%. It was only in mid-2013 that the longer-term Treasury rates spiked because of comments made by the Federal Reserve Board. Prior to this time, the 10-year U.S. Treasury was close to 2.00%.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The strengthening in the slope of the yield curve has provided management with opportunities to invest excess liquidity in securities with more attractive yields than were available previously and should continue to do so in the near future. However, the increase in rates also caused valuation declines in the Corporation’s securities. These declines were initially very significant, but later became more moderate once the market settled and the initial overreaction subsided. Beyond directly affecting capital, the lower valuations have already influenced management’s asset liability strategies in terms of taking gains and repositioning the portfolio to prepare for higher interest rates. The impact on the Corporation’s capital is discussed later in the Stockholders’ Equity section under Financial Condition.

On the liability side of the balance sheet, the Corporation’s deposits and borrowings generally price off overnight funds and the shorter U.S. Treasury rates. The very low short-term rates permitted management to continue to reduce the overall cost of funds during 2013 and into 2014. Typically, deposits and borrowings are priced off the one-year to five-year U.S. Treasury rates. These rates have also remained very low allowing management to continue to reprice time deposits and borrowings to lower levels.

Although long-term Treasury rates have increased significantly since early in 2013, management currently anticipates that the overnight interest rate and Prime rate will remain at these historically low levels through the remainder of 2014 and into 2015 because of the current economic conditions. It is also likely that the 10-year U.S. Treasury will continue to trade in a higher range than early 2013, but will still be low based on historical standards. This will result in a positive slope in excess of the slope in early 2013. This will allow management to continue to price the vast majority of liabilities off very low short-term rates, while pricing loans and investing in longer securities, which are based off the higher 5-year and 10-year U.S. Treasury rates. With more slope in the five and 10-year area of the yield curve, investment opportunities have improved and trends are more favorable now to improving net interest margin. As long as short-term rates remain compressed and long-term rates remain more attractive than the previous year, liabilities can continue to be priced off the short end of the curve and investments and loans can be priced off the longer end of the curve.

The prolonged period with a Prime rate of 3.25% has caused the yield on the Corporation’s loan portfolio to decline over a period of years. The longer the Prime Rate remained at 3.25%, the more opportunity retail and business customers had to convert their higher fixed rates loans to the lower Prime-based rate. However, this trend ended in the first quarter of 2013. More recently, loan yield has declined due to refinancing of fixed rate loans at lower fixed rates. There were a number of loan modifications in 2013, which caused declines in loan income. While the Corporation receives income from modification fees, the net interest income impact is more significant.

The Corporation’s margin was 3.23% for the first quarter of 2014, a seven basis-point increase from the 3.16% for the first quarter of 2013. However, on a sequential basis, margin only increased one basis point from the fourth quarter of 2013 to the first quarter of 2014. Although loan growth is occurring, it has been a challenge to increase loan pricing to the point where it is helping to increase overall asset yield as opposed to causing a slight decline. As cost of funds savings become harder to achieve, the other way to increase net interest margin going forward is through increases in asset yield. This is already happening to a moderate degree as to higher yields on securities but achieving higher loan yields will be the challenge in the remainder of 2014.

For the first quarter of 2014, the Corporation’s NII on an FTE basis increased by $340,000, or 5.9%, compared to the same period in 2013. As shown on the tables that follow, interest income, on an FTE basis for the quarter ending March 31, 2014, increased by $127,000, or 1.8%, and interest expense decreased by $213,000, or 14.9%, compared to the same period in 2013.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended March 31,
	2014			2013
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	12,648	8	0.27	22,427	18	0.33

Securities available for sale:
Taxable	196,172	1,180	2.41	188,025	902	1.92
Tax-exempt	103,308	1,302	5.04	103,344	1,448	5.60
Total securities (d)	299,480	2,482	3.32	291,369	2,350	3.23

Loans (a)	444,121	4,824	4.36	414,527	4,846	4.69

Regulatory stock	3,593	33	3.65	4,176	6	0.57

Total interest earning assets	759,842	7,347	3.87	732,499	7,220	3.95

Non-interest earning assets (d)	52,074			58,802

Total assets	811,916			791,301

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	141,435	61	0.17	133,368	63	0.19
Savings deposits	124,134	16	0.05	115,012	17	0.06
Time deposits	215,102	712	1.34	224,115	827	1.50
Borrowed funds	69,218	428	2.51	71,408	523	2.97
Total interest bearing liabilities	549,889	1,217	0.89	543,903	1,430	1.06

Non-interest bearing liabilities:

Demand deposits	173,266			154,289
Other	3,447			3,675

Total liabilities	726,602			701,867

Stockholders' equity	85,314			89,434

Total liabilities & stockholders' equity	811,916			791,301

Net interest income (FTE)		6,130			5,790

Net interest spread (b)			2.98			2.89
Effect of non-interest
bearing funds			0.25			0.27
Net yield on interest earning assets (c)			3.23			3.16

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $357,000 as of March 31, 2014, and $173,000 as of March 31, 2013.  Such fees and costs recognized through income and included in the interest amounts totaled ($26,000) in 2014, and ($13,000) in 2013.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Loan yields were at historically low levels during 2013 and into the first quarter of 2014 due to the extended low-rate environment as well as extremely competitive pricing for the limited number of loan opportunities in the market. The Corporation’s loan yield decreased 33 basis points from the first quarter of 2013 to the first quarter of 2014. It is anticipated that these yields will improve slightly throughout the remainder of 2014 as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. The growth in the loan portfolio partially made up for the decrease in interest income due to lower yields, but interest on loans still declined $22,000, or 0.4%, for the first quarter of 2014 compared to the first quarter of 2013.

Loan pricing was a challenge in 2013, and continues to be in 2014 as a result of intense competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate. The Prime rate is below typical fixed-rate business and commercial loans, which generally range between 3.50% and 6.00%, depending on term and credit risk. Management was able to price customers with higher levels of credit risk at Prime plus pricing but these rates were still generally below the fixed rate loan-pricing levels. While Prime-based loans will aid the Corporation when interest rates rise, any increase in Prime-based loans will generally cause the Corporation’s average loan yield to decrease. In the first quarter of 2014, loan pricing improved slightly and should improve even more as the year progresses. The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Earnings and yields on the Corporation’s securities have improved since the first quarter of 2013 due to a more favorable slope in the yield curve. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. In the last half of 2013 and into 2014, when mid and long-term Treasury rates had increased, the Corporation was able to begin investing in the securities portfolio at slightly higher yields than had been available in the previous years. For this reason, the Corporation’s taxable securities experienced a 49 basis-point increase in yield for the three months ended March 31, 2014, compared to the same period in 2013. Tax-exempt security yields decreased by 56 basis points for the three months ended March 31, 2014, compared to the same period in 2013. Combined, the yield on total securities increased by nine basis points for the three months ended March 31, 2014, compared to the same period in the prior year.

The average balance of the Corporation’s interest bearing liabilities increased during the three months ended March 31, 2014, with an increase in deposits partially offset by a smaller decrease in borrowed funds. The average balance of time deposits declined in the first three months of 2014 compared to 2013, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits. Interest expense on deposits declined by $118,000 for the three months ended March 31, 2014, compared to the same period in 2013. Demand and savings deposits reprice in entirety whenever the offering rates are changed. This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels. Due to the size of rate decreases relative to the initial interest rate, the percentage decreases in the actual interest rates are very high. The annualized rate on interest bearing demand accounts decreased by 10.5% for the three-month period ended March 31, 2014, compared to the prior year’s period. Importantly, while the percentage of rate decreases is large, the scope of further reductions in dollar amount of interest expense is very limited since rates cannot be reduced much lower. For the first three months of 2014, the average balances of interest bearing demand deposits increased by $8.1 million, or 6.0%, over the same period in 2013, while the average balance of savings accounts increased by $9.1 million, or 7.9%, over the same period in 2013. This increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2014 compared to 2013.

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During 2013 and through the first quarter of 2014, time deposit balances decreased. The decrease can be attributed to the lowest rates paid historically on time deposits, which has caused the differential between time deposit rates and rates on non-maturing deposits to be minimal. As a result, customers have elected to keep more of their funds in non-maturity deposits and fewer in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a lower cost and more balanced deposit funding position. The Corporation was able to reduce interest expense on time deposits by $115,000, or 13.9%, for the first quarter of 2014, compared to the same period in 2013. Average balances decreased by $9.0 million, or 4.0%, for the three months ended March 31, 2014, compared to the same period in 2013. The annualized rate paid on time deposits decreased by 16 basis points for the three-month period when comparing both years.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. In the first three months of 2014, the average balance of the Corporation’s borrowed funds decreased by $2.2 million, or 3.1%. No short-term advances were utilized in 2013, but average short-term advances of $2,396,000 were utilized in the first three months of 2014 and are included in the total borrowings for the three months ended March 31, 2014. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. The average balance of long-term borrowings declined by $6.8 million, or 9.5%, when comparing the three months ended March 31, 2014, to the same period in 2013. Interest expense on total borrowed funds declined by $95,000, or 18.2%, for the first three months of 2014 compared to the same period in 2013.

The NIM was 3.23% for the first quarter of 2014, and 3.16% for the same period in 2013. For the quarter ended March 31, 2014, the net interest spread increased nine basis points to 2.98%, from 2.89% for the same period in 2013. The effect of non-interest bearing funds dropped two basis points for the three-month period compared to the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities. For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses (ALLL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ALLL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a credit provision of $200,000 for the three months ended March 31, 2014, compared to a credit provision of $50,000 for the three months ended March 31, 2013. The analysis of the ALLL takes into consideration, among other things, the following factors:

•	levels and trends in delinquencies, nonaccruals, charge-offs and recoveries,
•	trends within the loan portfolio,
•	changes in lending policies and procedures,
•	experience of lending personnel and management oversight,
•	national and local economic trends,
•	concentrations of credit,
•	external factors such as legal and regulatory requirements,
•	changes in the quality of loan review and board oversight,
•	changes in the value of underlying collateral.

Credit provisions were recorded in 2014 and 2013 due to the following factors:

•	Low levels of delinquent and non-performing loans
•	Lower levels of classified loans
•	Low net charge-offs/recoveries

Prior to 2012, the annual provision expense was at increased levels to account for difficult economic conditions that had an impact on the financial health of the Corporation’s borrowers and a direct impact on asset quality. Throughout 2012, 2013, and into 2014, because of the factors listed above, the allowance for loan loss calculation indicated a need to reduce the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans. Management closely tracks delinquent loans as a percentage of the loan portfolio.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

As of March 31, 2014, total delinquencies represented 0.73% of total loans, compared to 0.67% as of March 31, 2013. These ratios are extremely low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The prolonged economic downturn, including devaluation of residential and commercial real estate, had stressed these ratios in past periods. Valuations have recently shown improvements and the levels of classified loans have declined significantly, well below levels experienced in 2012 and 2011. The delinquency and classified loan information is utilized in the quarterly allowance for loan loss (ALLL) calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. The level of actual charge-offs relative to the amount of recoveries can have a significant impact on the provision. Management was in the favorable position of having more recoveries than charge-offs in the first quarter of 2014. This alone acted to increase the ALLL by $37,000 and was partially responsible for the need to take a $200,000 credit provision in the first quarter of 2014.

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

In 2014, factors related to dairy farming and non-dairy agriculture have improved reflecting the improved outlook for the industry. Due to the focus on growing the Corporation’s residential mortgage area, residential real estate adjustment factors were increased during the first quarter of 2014. Also affecting the allowance calculation, there were no business or agriculture loan charge-offs in the past year, reducing the three-year weighted average charge-off ratio used to calculate the required reserves. This, combined with the other factor adjustments, caused a lower required reserve amount and resulted in the Corporation’s reversal of provision expense during the first quarter of 2014. The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses, based on the current environment.

Management monitors the allowance as a percentage of total loans. Because of the credit provision recorded in 2013 and in the first quarter of 2014, the percentage of the allowance to total loans has decreased slightly since March 31, 2013 and December 31, 2013, but still remains very high compared to historical percentages. As of March 31, 2014, the allowance as a percentage of total loans was 1.58%, down from 1.65% at December 31, 2013, and 1.78% at March 31, 2013. Management continues to evaluate the allowance for loan losses in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the allowance for loan losses is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Other Income

Other income for the first quarter of 2014 was $2,180,000, a decrease of $323,000, or 12.9%, compared to the $2,503,000 earned during the first quarter of 2013. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013
	$	$	$	%

Trust and investment services	365	320	45	14.1
Service charges on deposit accounts	274	247	27	10.9
Other service charges and fees	116	165	(49)	(29.7)
Commissions	466	469	(3)	(0.6)
Gains on securities transactions, net	685	938	(253)	(27.0)
Impairment losses on securities	(22)	(20)	(2)	10.0
Gains on sale of mortgages	38	98	(60)	(61.2)
Earnings on bank owned life insurance	155	158	(3)	(1.9)
Other miscellaneous income	103	128	(25)	(19.5)

Total other income	2,180	2,503	(323)	(12.9)

Trust and investment services income increased $45,000, or 14.1%, from the first quarter of 2013 to the first quarter of 2014. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the first quarter of 2014, traditional trust income increased by $34,000, or 15.6%, while income from alternative investments increased by $11,000, or 10.6%, compared to the first quarter of 2013. The amount of customer investment activity drives the investment services income. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, and small business planning in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts increased by $27,000, or 10.9%, for the three months ended March 31, 2014, compared to the same period in 2013. Overdraft service charges are the largest component of this category and comprised approximately 80% of the total deposit service charges for the three months ended March 31, 2014. Total overdraft fees increased by $13,000, or 6.4%, compared to the same period in 2013. Due to increased customer activity in the first quarter of 2014, the quarter-to-date fees reflect an increase over the first quarter of 2013. Most of the other service charge areas showed minimal increases or decreases from the prior year.

Other service charges and fees decreased by $49,000, or 29.7%, for the quarter ended March 31, 2014, compared to the same period in 2013. This is primarily due to a decrease in loan-related fees. When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance. These amendments allow customers to obtain favorable terms without completely rewriting the loan. These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans. Loan modification fees decreased by $56,000 compared to the same period in the prior year. Most commercial customers have already modified their loans during the prolonged low rate environment. Similarly, 30-year mortgage origination fees decreased by $10,000, or 63.1%, for the three months ended March 31, 2014, compared to the same period in 2013. The mortgage refinance market has dried up as the vast majority of homeowners have previously exercised their ability to refinance. Partially offsetting these decreases, letter of credit fees increased by $14,000 for the three months ended March 31, 2014. Various other fee income categories increased or decreased slightly.

For the three months ended March 31, 2014, $685,000 of gains on securities transactions excluding impairment were recorded compared to $938,000 for the same period in 2013. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses on securities fluctuate based on current market prices and the volume of security sales. The yield curve in the first quarter of 2013 provided opportunities to take significant gains out of the portfolio. These opportunities were still available on select bonds during the first quarter of 2014, but not to the same degree or amount as the prior year.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Impairment losses on securities were $22,000 for the three months ended March 31, 2014, compared to $20,000 for the same period in 2013. Impairment losses occur when securities are written down to a lower value based on anticipated credit losses. The other-than-temporary losses recorded in 2014 were related to one private collateralized mortgage obligation. The impairment losses in 2013 were related to two private collateralized mortgage obligations. Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section, under Financial Condition, in this filing.

Gains on the sale of mortgages were $38,000 for the three-month period ended March 31, 2014, compared to $98,000 for the same period in 2013, a $60,000, or 61.2% decrease. Secondary mortgage financing activity drives the gains on the sale of mortgages, and this activity decreased in the first quarter of 2014 as refinance activity decreased significantly in late 2013 and early 2014.

Other miscellaneous income decreased by $25,000, or 19.5%, for the three months ended March 31, 2014, compared to the same period in 2013. The primary reason for this decrease was a decrease of $40,000 in sales tax refunds in the first quarter of 2014 compared to 2013. Partially offsetting this decline, amortization of mortgage servicing rights was higher by $15,000 in the first quarter of 2013 when the remainder of servicing rights related to a pool of loans sold to FNMA was written off.

Operating Expenses

Operating expenses for the first quarter of 2014 were $5,798,000, an increase of $422,000, or 7.8%, compared to the $5,376,000 for the first quarter of 2013. The following table provides details of the Corporation’s operating expenses for the three-month period ended March 31, 2014, compared to the same period in 2013.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013
	$	$	$	%

Salaries and employee benefits	3,430	3,168	262	8.3
Occupancy expenses	516	425	91	21.4
Equipment expenses	260	219	41	18.7
Advertising & marketing expenses	129	97	32	33.0
Computer software & data processing expenses	400	403	(3)	(0.7)
Bank shares tax	183	215	(32)	(14.9)
Professional services	327	282	45	16.0
Other operating expenses	553	567	(14)	(2.5)
Total Operating Expenses	5,798	5,376	422	7.8

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise close to 60% of the Corporation’s total operating expenses. For the three months ended March 31, 2014, salaries and benefits increased $262,000, or 8.3%, from the same period in 2013. Salaries increased by $212,000, or 9.3%, and employee benefits increased by $50,000, or 5.7%, for the three months ended March 31, 2014, compared to the same period in 2013. Salary and benefit expenses are growing primarily as a result of staff costs for the two new branch offices opened in 2013 as well as staff costs for the Corporation’s growing mortgage division.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Occupancy expenses increased $91,000, or 21.4%, for the three-month period ended March 31, 2014, compared to the same period in the prior year. Building depreciation increased by $18,000, or 12.1%, because of the two new branch locations added in 2013. Utilities costs increased by $24,000, or 15.3%, for the first quarter of 2014 compared to 2013 also primarily due to the additional branch locations. The Corporation’s snow removal costs increased by $45,000 in the first quarter of 2014 compared to the same prior year’s period because of the harsh winter conditions.

Equipment-related expenses increased by $41,000, or 18.7%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. This increase was primarily due to depreciation expenses, which increased $32,000, or 23.2%, and equipment service contracts, which increased $16,000, or 29.9%, both because of two additional branches.

Advertising and marketing expenses increased by $32,000, or 33.0%, for the three-month period ended March 31, 2014, compared to the same period in 2013. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses increased by $10,000, or 13.5%, and the public relations expenses increased by $22,000, or 103.0%. These increases were largely caused by promotional expenses related to the Corporation’s two new branch offices opened during 2013. Deposit promotions were conducted as part of the grand opening celebrations at each new branch. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is highly dependent upon the execution of those strategies.

Bank shares tax expense was $183,000 for the first quarter of 2014, compared to $215,000 for the first quarter of 2013, a $32,000, or 14.9% decrease. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. The shares tax calculation formula in 2013 utilized a rolling six-year average of taxable shares, which was the average shareholders’ equity of the Bank less the average amount of exempt U.S. obligations held. The shares tax calculation in 2014 changed to using a period-end balance of shareholders’ equity and a tax rate of 0.89% versus 1.25% in 2013 and prior years. For this reason, the shares tax expense in 2014 is lower than 2013.

Professional services expense increased $45,000, or 16.0%, for the three months ended March 31, 2014, compared to the same period in 2013. These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services. Accounting and auditing fees increased by $21,000, or 37.0%, for the three months ended March 31, 2014, compared to the same period in 2013. The increase was due to adjusting the accrual in 2014 to bring the year-to-date expense up to a reasonable level based on actual expected expenses for the accounting and audit area. Other outside services expense increased $29,000, or 23.1%, for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to increased costs from our internet banking/bill pay software provider. Partially offsetting these increases, fees for administration of the pension and 401(K) plans decreased $11,000 for the first quarter of 2014 compared to the same period in 2013. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes. For the three months ended March 31, 2014, the Corporation recorded Federal income tax expense of $399,000, compared to tax expense of $392,000 for the three months ended March 31, 2013. The effective tax rate for the Corporation was 17.8% for the three months ended March 31, 2014, and 16.3% for the same period in 2013.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of March 31, 2014, the Corporation had $293.3 million of securities available for sale, which accounted for 35.5% of assets, compared to 37.0% as of December 31, 2013, and 38.4% as of March 31, 2013. Based on ending balances, the securities portfolio decreased 4.3% from March 31, 2013, and 2.4% from December 31, 2013.

Since the first quarter of 2013, there has been a sharp decline in the market valuation of the Corporation’s securities. These declines were a result of marked increases in mid-term and long-term interest rates that occurred on the heels of the Federal Reserve comments made on June 19, 2013. The Chairman of the Federal Reserve commented on the winding down of its $85 billion of bond purchases per month by later in 2013 and all together by mid-2014. This caused unsettling in the bond market with mid-term and longer term rates increasing rapidly. At the time of the remarks, the 10-year U.S. Treasury stood at a 2.20% yield. Within two weeks, the 10-year yield had risen to 2.60%. The 10-year U.S. Treasury stayed within a fairly narrow range in the second half of 2013 until December when it gradually rose from approximately 2.75% to 3.00% by year end. Since December 31, 2013, the 10-year U.S. Treasury slowly declined to approximately 2.75% by March 31, 2014. This has caused an improvement in market valuation, reducing the net unrealized loss position on the securities portfolio from $6.0 million as of December 31, 2013, to $2.7 million as of March 31, 2014. Since longer term interest rates were impacted the most, the Corporation’s longest securities, obligations of states and political subdivisions, saw the most declines from March 31, 2013 to December 31, 2013, and then the most recovery from December 31, 2013 to March 31, 2014. The table below summarizes the Corporation’s cost, unrealized gain or loss position, and fair value for each sector of the securities available for sale portfolio for the periods ended March 31, 2014, December 31, 2013, and March 31, 2013.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
March 31, 2014	$	$	$

U.S. government agencies	37,023	(1,345)	35,678
U.S. agency mortgage-backed securities	46,840	(219)	46,621
U.S. agency collateralized mortgage obligations	50,556	(592)	49,964
Private collateralized mortgage obligations	3,944	(48)	3,896
Corporate bonds	49,446	(217)	49,229
Obligations of states and political subdivisions	102,867	(278)	102,589
Total debt securities	290,676	(2,699)	287,977
Marketable equity securities	5,266	22	5,288
Total securities available for sale	295,942	(2,677)	293,265

December 31, 2013
U.S. government agencies	41,671	(2,004)	39,667
U.S. agency mortgage-backed securities	52,502	(579)	51,923
U.S. agency collateralized mortgage obligations	42,465	(777)	41,688
Private collateralized mortgage obligations	4,135	(94)	4,041
Corporate bonds	56,437	(243)	56,194
Obligations of states and political subdivisions	103,936	(2,292)	101,644
Total debt securities	301,146	(5,989)	295,157
Marketable equity securities	5,151	20	5,171
Total securities available for sale	306,297	(5,969)	300,328

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
March 31, 2013
U.S. government agencies	43,807	1,382	45,189
U.S. agency mortgage-backed securities	42,942	688	43,630
U.S. agency collateralized mortgage obligations	40,269	63	40,332
Private collateralized mortgage obligations	5,921	(280)	5,641
Corporate bonds	54,926	1,692	56,618
Obligations of states and political subdivisions	105,409	4,561	109,970
Total debt securities	293,274	8,106	301,380
Marketable equity securities	5,094	(6)	5,088
Total securities available for sale	298,368	8,100	306,468

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

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book value of $5.0 million. The Corporation also has a small portfolio of bank stocks with a book value of $266,000. These equity holdings make up 1.8% of the Corporation’s securities available for sale. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price.

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
43

Index ENB FINANCIAL CORP Management’s Discussion and Analysis
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

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending

	March 31, 2014		December 31, 2013		March 31, 2013
	$	%	$	%	$	%

U.S. government agencies	35,678	12.2	39,667	13.2	45,189	14.7
U.S. agency mortgage-backed securities	46,621	15.9	51,923	17.3	43,630	14.2
U.S. agency collateralized mortgage obligations	49,964	17.0	41,688	13.9	40,332	13.2
Private collateralized mortgage obligations	3,896	1.3	4,041	1.3	5,641	1.8
Corporate debt securities	49,229	16.8	56,194	18.7	56,618	18.5
Obligations of states and political subdivisions	102,589	35.0	101,644	33.9	109,970	35.9
Equity securities	5,288	1.8	5,171	1.7	5,088	1.7

Total securities	293,265	100.0	300,328	100.0	306,468	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	risk-based capital considerations
•	federal income tax considerations with regard to obligations of states and political subdivisions.

Since March of 2013, the most significant changes occurring in the Corporation’s securities portfolio was a decrease in U.S. government agencies, and decreases in corporate debt securities and obligations of states and political subdivisions with an increase in U.S. agency collateralized mortgage obligation (CMO) securities. Due to the low interest rate environment, the yields on U.S. government agency securities are not as attractive as other investment options, so as agency securities are being sold to reposition or generate gains, often the reinvestment is into other categories such as CMOs. The corporate security sector has also provided opportunities to sell select securities at significant gains resulting in the decline in this category since March 31, 2013. The obligations of states and political subdivisions have been decreasing as a result of recent ALCO strategy to sell longer bonds in order to reposition the portfolio for a rates-up environment. The vast majority of these municipal bond sales were at gains. The more significant components of the securities portfolio along with a more detailed explanation of their changes are discussed below.

The Corporation’s U.S. government agency sector decreased by $9.5 million, or 21.0%, since March 31, 2013, related to recent sales of several agency bonds to generate gains off of the portfolio. Generally, management’s goal is to maintain agency securities at approximately 15% of the investment portfolio. As of March 31, 2014, U.S. agencies represented 12.2% of the fair market value of the portfolio. Management will continue to invest in agencies when advantageous to maintain a minimum sector weighting, maintain adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as foundational to the portfolio.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s U.S. agency MBS and CMO sectors have increased in total by $12.6 million, or 15.0%, since March 31, 2013. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS, CMO, and PCMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS, CMOs, and PCMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS, CMO, and PCMO securities as a group is significant, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities. With the increase in interest rates that initially occurred in June of 2013, prepayments on MBS and CMO securities have slowed significantly from the first half of 2013. This caused yields to increase and duration to be longer. The principal payments received in the first quarter of 2014 were comparable to the principal payments in the final quarter of 2013. Without any major movement in the 10-year U.S. Treasury it is anticipated that principal paydowns in the remainder of 2014 will be similar to the first quarter.

As of March 31, 2014, the market value of the Corporation’s corporate bonds decreased by $7.4 million, or 13.1%, from March 31, 2013. Management sold a number of corporate bonds in the first quarter of 2014 in an effort to provide gains to support earnings. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. In the prolonged period of historically low interest rates, the municipal bond sector has far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds and these instruments had experienced significant fair market value gains when interest rates remained low. With the interest rate increases at the end of the second quarter of 2013, the valuations of these instruments declined rapidly. As a result, management began reducing the size of the municipal bond portfolio. The book value of municipal holdings has declined from $105.4 million as of March 31, 2013, to $102.9 million as of March 31, 2014. Based on fair market value, this sector has declined by $7.4 million, or 6.7%, since March 31, 2013, as a result of sales of a number of bonds in order to generate gains and reposition the portfolio for a rates-up environment. More recently, in the first quarter of 2014, the valuations have improved as the 10-year U.S. Treasury declined and stayed within a fairly narrow range. This did slow the amount of reduction of municipal securities.

By policy, management is to identify and recommend whether to hold or sell securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase, or below investment grade. Management monitors the security ratings on a monthly basis and reviews quarterly with the Board of Directors. Management, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines or below investment grade based on the expectation of recovery of market value or improved performance. At this time management has elected, and the Board has approved, holding securities that have fallen below initial policy guidelines or investment grade.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

As of March 31, 2014, the Corporation held three PCMO securities with an amortized cost of $3.9 million, a reduction of $0.2 million from the balance as of December 31, 2013. One of the three PCMO securities, with an amortized cost of $747,000, carried an A+ credit rating by at least one of the major credit rating services. The two remaining PCMOs, with an amortized cost of $3.2 million, had credit ratings below investment grade, which is BBB- for S&P and Baa3 for Moody’s. Management’s March 31, 2014 cash flow analysis did indicate a need to take additional impairment on one of these two PCMO securities in the amount of $22,000. In the first quarter of 2013, $20,000 of impairment was taken on the other PCMO. All of these securities continue to pay down in terms of monthly principal payments.

As of March 31, 2014, twenty-one of the forty corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 98.6% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of March 31, 2014, all but one of the corporate bonds had at least one A3 or A- rating by one of the major credit rating services. The one corporate bond had ratings that were investment grade, but below the A3/A- ratings that the other corporate bonds carried. As of March 31, 2014, there were ten corporate bonds with $9.5 million of par value that were carrying split ratings with one rating within policy limit and another rating below the initial policy purchase requirement but above investment grade. These securities are monitored on an ongoing basis to ensure these credits do not deteriorate further and remain at investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of March 31, 2014, two municipal bonds with a total amortized cost of $1.1 million carried credit ratings under these levels. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Presently, despite the lower credit ratings on the two municipal securities, management has the intent and the ability to hold these securities to maturity and believes that full recovery of principal is probable.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment. Corporate bonds and private collateralized mortgage obligations have the most potential credit risk out of the Corporation’s debt instruments. Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate, municipal, and PCMO securities.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Loans

Net loans outstanding increased by 7.9%, to $439.1 million at March 31, 2014, from $407.0 million at March 31, 2013. Net loans increased by 1.9%, an annualized rate of 7.6%, from $431.0 million at December 31, 2013. The following table shows the composition of the loan portfolio as of March 31, 2014, December 31, 2013, and March 31, 2013.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	March 31,		December 31,		March 31,
	2014		2013		2013
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	95,954	21.5	97,243	22.2	92,066	22.2
Agriculture mortgages	124,511	27.9	114,533	26.2	90,324	21.8
Construction	10,437	2.3	9,399	2.1	14,577	3.5
Total commercial real estate	230,902	51.7	221,175	50.5	196,967	47.5

Consumer real estate (a)
1-4 family residential mortgages	125,055	28.1	127,253	29.1	123,192	29.8
Home equity loans	10,588	2.4	10,889	2.5	12,049	2.9
Home equity lines of credit	21,538	4.8	21,097	4.8	16,761	4.0
Total consumer real estate	157,181	35.3	159,239	36.4	152,002	36.7

Commercial and industrial
Commercial and industrial	30,671	6.9	28,719	6.6	28,552	6.9
Tax-free loans	9,720	2.2	10,622	2.4	18,646	4.5
Agriculture loans	13,644	3.1	14,054	3.2	14,352	3.5
Total commercial and industrial	54,035	12.2	53,395	12.2	61,550	14.9

Consumer	3,670	0.8	4,063	0.9	3,662	0.9

Total loans	445,788	100.0	437,872	100.0	414,181	100.0
Less:
Deferred loan fees (costs), net	(377)		(348)		(196)
Allowance for loan losses	7,056		7,219		7,357
Total net loans	439,109		431,001		407,020

(a)	Residential real estate loans do not include mortgage loans sold to Fannie Mae and serviced by ENB. These loans totaled $6,031,000 as of March 31, 2014, $4,866,000 as of December 31, 2013, and $5,244,000 as of March 31, 2013.

During the first quarter of 2014, loan growth occurred as a result of increases in agriculture mortgages. The remaining elements of the loan portfolio experienced minor changes since December 31, 2013. Since March 31, 2013, agriculture mortgage growth has been responsible for all of the Corporation’s loan growth as several other sectors have experienced decreases. Agricultural lending has been an area of increased focus for the Corporation. Management believes the agricultural sector of the local economy is recovering much quicker than other elements such as construction and manufacturing.

The composition of the loan portfolio has undergone relatively minor changes in recent years. The total of all categories of real estate loans comprises 87% of total loans. At $230.9 million, commercial real estate is the largest category of the loan portfolio, consisting of 51.7% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans increased from $197.0 million as of March 31, 2013, to $230.9 million as of March 31, 2014, a $33.9 million, or 17.2% increase.

The growth in commercial real estate loans has occurred primarily in those secured by farmland. Agricultural mortgages increased from $90.3 million, or 45.8% of commercial real estate loans as of March 31, 2013, to $124.5 million, or 53.9% of commercial real estate loans as of March 31, 2014. On the other hand, commercial construction loans decreased from $14.6 million, or 7.4% of commercial real estate loans as of March 31, 2013, to $10.4 million, or 4.5% of commercial real estate loans as of March 31, 2014. As construction projects are completed, most of the loans are converted from construction loans to permanent commercial mortgages.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The commercial mortgage segment of the commercial real estate category of loans has increased in outstanding balance, but decreased as a percentage of total commercial real estate from March 31, 2013, to March 31, 2014. This area represented $92.1 million, or 46.8% of commercial real estate loans as of March 31, 2013, and $96.0 million, or 41.6% of commercial real estate loans as of March 31, 2014. Growth in this area over the past several years had slowed significantly since most businesses were unwilling to expand during uncertain economic conditions. Since March 31, 2013, this growth picked up slightly with businesses more willing to move forward on projects that were previously placed on hold because of the uncertain economic conditions. Management expects that growth in this area will continue if the economy continues to show signs of recovery and improvement.

Residential real estate loans make up 35.3% of the total loan portfolio with balances of $157.2 million. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 79.6% of total residential real estate loans and 28.1% of total loans. Traditional 10 to 20-year personal mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio. The Corporation has experienced some slowdown in the residential mortgage area in 2013 and the first quarter of 2014, as the secondary mortgage market rates became extremely competitive and more customers were opting for this alternative. In addition, mortgage rates increased during the third quarter of 2013 as a result of general market rate increases causing a slowdown in refinancing. This carried over into the fourth quarter of 2013, and with the material increase in the 10-year U.S. Treasury in December, refinancing slowed into 2014. This slowdown was enough to cause the total personal residential mortgage balances to decline $2.2 million, or 1.7%, from December 31, 2013 to March 31, 2014. The balance was still up by $1.9 million, or 1.5%, since March 31, 2013. The weaker economic conditions, including continued weakness in home prices and home building in the local area, have had an impact on demand for mortgages held by the Corporation. The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage originated over 20 years. While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold on the secondary market. As mortgages that are held on the Corporation’s balance sheet refinance, many of these customers are taking advantage of the lower rates offered on the secondary market resulting in the conversion of the Corporation’s residential mortgages into mortgages sold on the secondary market.

Second mortgages and home equity loans, fixed or variable, make up the remainder of the Corporation’s residential real estate loans. Requests for fixed-rate home equity loans have slowed in the current environment, while home equity lines of credit, which float on the Prime rate, have increased. From March 31, 2013, to March 31, 2014, fixed rate home equity loans have decreased from $12.0 million to $10.6 million, a $1.4 million, or 11.7% decrease. Meanwhile, home equity lines of credit increased from $16.8 million to $21.5 million, a $4.7 million, or 28.0% increase. The net of these two trends is a $3.3 million increase in total home equity loan balances. The Corporation offered a home equity loan special during 2013 that initiated growth in the variable rate line of credit area. Consumers are seeking the lowest interest rate to borrow money against their home value which has resulted in more variable rate versus fixed rate financing. This trend is likely to continue until economic conditions and home valuations improve. Management does not anticipate any marked improvement in the economy through the remainder of 2014. While management does not anticipate any rate increase from the Federal Reserve in the near future, it is highly expected that when the Federal Reserve eventually acts to increase the overnight rate, and the Prime rate increases, the reaction will be that floating rate loans will become less attractive to borrowers who will act to protect themselves against further rate increases by converting to a fixed rate loan. Management anticipates moderate growth in the residential real estate area throughout the remainder of 2014 as this area is an area of strategic focus for the Corporation.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These loans are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The Corporation’s position as to these loans can be further strengthened by obtaining the personal guarantees of the owners. This is a preferred approach on commercial accounts as it allows the Corporation to pursue assets of the owner in addition to assets of the commercial entity. Management can also obtain additional collateral by securing the inventory of the business. This portfolio of loans in total showed a decrease of $7.5 million, or 12.2%, from March 31, 2013 to March 31, 2014. As of March 31, 2014, this category of commercial loans was made up of $30.7 million of commercial and industrial loans, $9.7 million of tax-free loans, and $13.6 million of agriculture loans. In the case of the Corporation, all of the $9.7 million of tax-free loans are to local municipalities. These loans decreased by $8.9 million, or 47.9%, from March 31, 2013 to March 31, 2014, primarily due to the early payoff of one municipal loan relationship. Commercial and industrial agriculture loans decreased by $0.7 million, or 4.9%, from March 31, 2013 to March 31, 2014, while other non-real estate secured commercial and industrial purpose loans were up from $28.6 million as of March 31, 2013, to $30.7 million as of March 31, 2014, a $2.1 million, or 7.3% increase.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The consumer loan portfolio remained constant at $3.7 million at March 31, 2013 and March 31, 2014. Consumer loans made up 0.9% of total loans on March 31, 2013, and 0.8% of total loans on March 31, 2014. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2014	2013	2013
	$	$	$

Nonaccrual loans	1,036	1,101	1,232
Loans past due 90 days or more and still accruing	673	231	159
Troubled debt restructurings	—	—	—
Total non-performing loans	1,709	1,332	1,391

Other real estate owned	39	39	264

Total non-performing assets	1,748	1,371	1,655

Non-performing assets to net loans	0.40%	0.32%	0.41%

The total balance of non-performing assets increased by $93,000, or 5.6%, from March 31, 2013 to March 31, 2014, and by $377,000, or 27.5%, from December 31, 2013 to March 31, 2014. The increase in non-performing assets was due to an increase in loans past due 90 days or more and still accruing. There have been a number of residential mortgage customers who have fallen behind in their payments pushing the balances of this past due category higher than previous quarters. Despite the slight increase since December 31, 2013, the Corporation remains very low versus the peer group with a 0.40% non-performing asset ratio. Additionally, the Corporation has had very few actual losses from residential mortgages throughout its history. There were no loans classified as a TDR as of March 31, 2014, December 31, 2013, or March 31, 2013. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the slightly improved but continued weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans is low with the level of non-performing and classified loans declining from the higher levels experienced in prior years.

As of March 31, 2014 and December 31, 2013, other real estate owned (OREO) is shown at the lower of cost or fair market value, net of anticipated selling costs, of $39,000. The balance consists of one residential property that was placed in OREO in the fourth quarter of 2013. As of March 31, 2013, the Corporation was carrying a different OREO property with a value of $264,000.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Allowance for Loan Losses

The allowance for loan losses is established to cover any losses inherent in the loan portfolio. Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for loan losses. This calculation is based upon a systematic methodology for determining the allowance for loan losses in accordance with generally accepted accounting principles. The calculation includes estimates and is based upon losses inherent in the loan portfolio. The allowance calculation includes specific provisions for under-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses. Based on the quarterly loan loss calculation, management will adjust the allowance for loan losses through the provision as necessary. Changes to the allowance for loan losses during the year are primarily affected by five main factors:

•	Historical loan losses
•	Qualitative factor adjustments including levels of delinquent and non-performing loans
•	Growth trends of the loan portfolio
•	Recovery of loans previously charged off
•	Provision for loan losses

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the three-month periods ended March 31, 2014 and March 31, 2013. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2014	2013
	$	$

Balance at January 1,	7,219	7,516
Loans charged off:
Real estate	—	78
Commercial and industrial	—	41
Consumer	15	6
Total charged off	15	125

Recoveries of loans previously charged off:
Real estate	9	—
Commercial and industrial	43	16
Consumer	—	—
Total recovered	52	16
Net loans (recovered) charged off	(37)	109

Provision credited to operating expense	(200)	(50)

Balance at March 31,	7,056	7,357

Net (recoveries) charge-offs as a % of average total loans outstanding	(0.01% )	0.03%

Allowance at end of period as a % of total loans	1.58%	1.78%

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Charge-offs for the three months ended March 31, 2014, were $15,000, compared to $125,000 for the same period in 2013. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first quarter of 2013, there was one consumer real estate loan that was charged off for $78,000 as well as one loan to a construction company that was charged off for $34,000. In the first quarter of 2014, only a few small consumer loans were charged off resulting in the decline from the prior year.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. The composition of the Corporation’s loan portfolio carries a larger agriculture loan weighting compared to December 31, 2013 and March 31, 2013. However, offsetting the additional risk represented by larger agriculture loan balances, the quality of the loan portfolio has improved since 2013. Management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans. The financial industry typically evaluates the quality of loans on a scale with “unclassified” representing healthy loans, “special mention” being the first indication of credit concern, and several successive classified ratings indicating further credit declines of “substandard,” “doubtful,” and, ultimately, “loss.”

The Corporation’s total classified loans were $17.1 million as of March 31, 2014, $16.6 million as of December 31, 2013, and $22.6 million as of March 31, 2013. Having more loans in a classified status will result in a higher allowance as higher projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. As of March 31, 2013, there was a specifically allocated allowance amount of $3,000 against the classified loans, but no specifically allocated allowance was required as of December 31, 2013, or March 31, 2014. While the level of classified loans could have a significant bearing on the allowance, currently they are not having a material influence. The classified loans could require larger provision amounts due to a higher potential risk of loss, so as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation continues to experience very low net charge-off percentages due to strong credit practices. For the first quarter of 2014, recoveries exceeded charge-offs, resulting in a net recovery position. Management continually monitors delinquencies, classified loans, and charge-off activity closely, and is not anticipating significant increases throughout the remainder of 2014. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

The allowance as a percentage of total loans was 1.58% as of March 31, 2014, 1.65% as of December 31, 2013, and 1.78% as of March 31, 2013. As of this time, management anticipates that the allowance percentage will remain fairly constant in 2014.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $1.8 million, or 8.6%, to $22.8 million as of March 31, 2014, from $21.0 million as of March 31, 2013. As of March 31, 2014, $81,000 was classified as construction in process compared to $379,000 as of March 31, 2013.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB). The Corporation’s $3.6 million of regulatory stock holdings as of March 31, 2014, consisted of $3.4 million of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. Excess stock repurchases reduced the Corporation’s FHLB stock position from $4.0 million on March 31, 2013, to $3.4 million as of March 31, 2014, with no excess capital stock position at that time. Any future excess capital stock repurchase would not impact the Corporation unless the amount of FHLB borrowings would decline and then cause an excess capital stock position. Stock repurchases by the FHLB occur every quarter.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

In the first quarter of 2012, the FHLB announced the first resumed payment of a dividend to its shareholders after a period of three years without a dividend. Quarterly since then, the FHLB has paid a dividend, initially equal to 0.10% annualized and most recently equal to 2.50% annualized for the fourth quarter of 2013. Subsequent to March 31, 2014, but prior to the filing of this report, the FHLB increased the quarterly dividend to 4.00%.

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

Deposits

The Corporation’s total ending deposits increased $11.0 million, or 1.7%, and $28.7 million, or 4.5%, from December 31, 2013, and March 31, 2013, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity market led customers back to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed slightly since March 31, 2013, with the largest changes being a $19.8 million, or 12.2% increase, in non-interest bearing demand deposit accounts, a $4.1 million, or 6.1% increase, in NOW accounts, a $5.7 million, or 9.7% increase, in money market balances, a $10.0 million, or 8.5% increase, in savings account balances, and a $3.0 million, or 72.2% increase, in brokered time deposits. Partially offsetting these increases, time deposits decreased by $13.0 million, or 5.9%, from March 31, 2013 to March 31, 2014.

The increase in non-interest bearing demand accounts and savings account balances is the result of historically low interest rates, which have resulted in little difference between savings rates and other core deposit rates and even short-term time deposit rates. Customers view demand deposits and savings as the safest, most convenient place to maintain funds for maximum flexibility. Management believes these accounts will continue to hold higher balances until short-term interest rates increase.

The Deposits by Major Classification table, shown below, provides the balances of each category for March 31, 2014, December 31, 2013, and March 31, 2013.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2014	2013	2013
	$	$	$

Non-interest bearing demand	182,420	173,070	162,619
Interest bearing demand	8,226	13,055	9,089
NOW accounts	71,565	70,540	67,476
Money market deposit accounts	64,770	61,882	59,038
Savings accounts	127,735	120,935	117,762
Time deposits	205,773	210,003	218,772
Brokered time deposits	7,144	7,141	4,150
Total deposits	667,633	656,626	638,906

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of March 31, 2014, time deposit balances, excluding brokered deposits, had decreased $4.2 million, or 2.0%, and $13.0 million, or 5.9%, from December 31, 2013 and March 31, 2013, respectively. The Corporation has recently seen a shift in deposit trends as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas.

Time deposits are a safe investment with FDIC coverage insuring no loss of principal up to $250,000 per account, based on certain account structures. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the $250,000 FDIC insurance coverage on all deposit accounts was made permanent. This has caused an increase in the amount of time deposits over $100,000 held by the Corporation. While total time deposits continue to decline in the present environment, the percentage of time deposits over $100,000 has increased and is expected to remain at these higher percentages due to the FDIC coverage. Management anticipates that the recent declines in time deposits will likely continue until interest rates increase and cause more of a separation between longer-term rates and overnight rates.

Borrowings

Total borrowings were $68.1 million, $68.9 million, and $68.0 million as of March 31, 2014, December 31, 2013, and March 31, 2013, respectively. Of these amounts, $3.1 million and $3.9 million reflect short term funds for March 31, 2014 and December 31, 2013, respectively. The Corporation had no short-term funds as of March 31, 2013. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $65.0 million as of March 31, 2014 and December 31, 2013, and $68.0 million as of March 31, 2013. The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers. The repurchase agreement portion of the long-term debt was $15.0 million at March 31, 2014, December 31, 2013, and March 31, 2013. FHLB advances were $50.0 million at March 31, 2014 and December 31, 2013, and $53.0 million as of March 31, 2013. Both FHLB advances and repurchase agreements are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances at significant rate savings. In the current interest rate environment, management has preferred to seek new long-term borrowings from FHLB rather than through repurchase agreements. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of March 31, 2014, the Corporation was significantly under this policy guideline at 6.4% of asset size with $53.1 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of March 31, 2014, the Corporation was significantly under this policy guideline at 78.2% of capital with $68.1 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings within these policy guidelines throughout all of 2013 and through the first quarter of 2014.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $245.9 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of March 31, 2014	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	17.9%	8.0%	10.0%
Bank	17.9%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.7%	4.0%	6.0%
Bank	16.6%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.9%	4.0%	5.0%
Bank	10.9%	4.0%	5.0%

As of December 31, 2013
Total Capital to Risk-Weighted Assets
Consolidated	17.9%	8.0%	10.0%
Bank	17.8%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.6%	4.0%	6.0%
Bank	16.5%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.8%	4.0%	5.0%
Bank	10.7%	4.0%	5.0%

As of March 31, 2013
Total Capital to Risk-Weighted Assets
Consolidated	17.7%	8.0%	10.0%
Bank	17.6%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.4%	4.0%	6.0%
Bank	16.3%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.6%	4.0%	5.0%
Bank	10.6%	4.0%	5.0%

The Corporation’s dividends per share for the three months ended March 31, 2014 and 2013 were $0.26 per share. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier I capital to average assets between 10.0% and 12.0%. The Corporation’s current tier I capital ratio is 10.9%. The capital plan also targets a dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, the corporation’s goal is to maintain and target a payout ratio within this range. For the first three months of 2014, the payout ratio was 40.6%. Subsequent to March 31, 2014, but prior to the filing of this report, the Corporation increased the dividend amount to $0.27 per share for the second quarter of 2014, due to strong financial performance and healthy capital levels.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of March 31, 2014 and December 31, 2013, the Corporation showed unrealized losses, net of tax, of $1,767,000 and $3,940,000, respectively, compared to unrealized gains of $5,345,000 as of March 31, 2013. These unrealized gains or losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized net gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) must begin compliance on January 1, 2014. The final rules call for the following capital requirements:

•	A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%.
•	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.
•	A minimum ratio of total capital to risk-weighted assets of 8%.
•	A minimum leverage ratio of 4%.

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

Under the initially proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule which, for the Corporation is March 31, 2015.

The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009, and banking organizations that were mutual holding companies as of May 19, 2010. The Corporation does not have trust preferred securities or cumulative perpetual preferred stock with no plans to add these to the capital structure.

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

Management has evaluated the impact of the above rules on levels of the Corporation’s capital. The final rulings were highly favorable in terms of the items that would have a more significant impact to the Corporation and community banks in general. Specifically, the AOCI final ruling, which would have had the greatest impact, now provides the Corporation with an opt-out provision. The final ruling on the risk weightings of mortgages was favorable and will not have a material negative impact. The rulings as to trust preferred securities, preferred stock, and securitization of assets are not applicable to the Corporation, and presently the revised treatment of MSAs would not be material to capital. The remaining changes to risk weightings on several items mentioned above such as past-due loans and certain commercial real estate loans are not believed to have a material impact to capital presently, but could change as these levels change. Management will continue to assess the impact of these changes on the regulatory ratios of the Corporation and the Bank on the capital, operations, liquidity, and earnings of the Corporation and Bank.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

March 31,
2014
$
Commitments to extend credit:
Revolving home equity	28,713
Construction loans	15,707
Real estate loans	19,384
Business loans	67,714
Consumer loans	1,832
Other	3,417
Standby letters of credit	9,003

Total	145,770

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

While the JOBS Act does not to have any current application to the Corporation, management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The Corporation was within internal gap guidelines for all ratios as of March 31, 2014. The gap ratios as of March 31, 2014, had increased slightly since December 31, 2013, with a one-year gap of 94% and a three-year gap of 97%. Management has been maintaining higher levels of cash and cash equivalents to assist in offsetting the Corporation’s relatively long securities portfolio. The strategy of maintaining higher cash levels to improve gap ratios and act as an immediate hedge against liquidity risk and interest rate risk is expected to continue until the securities portfolio is materially shorter in duration.

Given the likelihood that short term interest rates will not increase in the remainder of 2014, and into 2015, management’s current position is to maintain maturity gap percentages within guidelines but not necessarily increase them substantially in 2014. The risk in maintaining high gap percentages is that, should interest rates not rise, maturing assets will reprice at lower rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which negatively impacts the Corporation’s interest income and margin. The risk of liabilities repricing at higher interest rates is very low in the present environment as over half of the Corporation’s deposits are core deposits with no repricing expected to occur in the near future. The remainder of the Corporation’s maturing liabilities made up of time deposits and borrowings are generally repricing to lower interest rates. Therefore, higher levels of liabilities repricing would currently benefit the Corporation. Given the limited desirable rates available to the deposit customer, management also does not perceive significant risk that deposits maturing in the shorter time frames will leave the Corporation. It is likely that, should market interest rates rise materially in the remainder of 2014 and in 2015, customer behavior patterns would change and deposits would be more rate sensitive with a greater portion potentially leaving the Corporation. The performance of the equity markets also has a bearing on how much of the current deposits will remain at the Corporation. For the past several years, deposit customers have been reluctant to redeploy funds presently at banks into the equity market. They have been negatively impacted by multiple declines in the equity markets. It remains to be seen whether further equity market improvements will materially change customer behavior.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Ideally, management would prefer to maintain lower six-month and one-year gap ratios likely to limit reinvestment risk at historically low levels, while maintaining a higher three-year gap ratio to be positioned to reinvest assets after interest rates have increased significantly over a period of time. For example, even if the FOMC were to begin increasing short-term interest rates in early 2015, it would likely be at least until late 2015 or early 2016 before interest rates would likely near the highs of the next rate cycle. Therefore, it is important for the Corporation to keep the one-year gap ratio on the low side of management’s preferred range, while maintaining the three-year gap ratio on the high end of the preferred range. The Corporation’s current one-year gap ratio is higher than it was at December 31, 2013, primarily as result of holding higher levels of cash. The overnight cash position will allow the Corporation to immediately invest in higher yielding instruments when interest rates rise. The risk of positioning for higher interest rates too early may subject the Corporation to more repricing risk and lower net interest margin. Currently, the Corporation’s net interest margin is improving minimally with higher security yields and lower cost of funds. Management’s future asset liability decisions will be dependent upon continued improvements in asset yield as well as the expected timing of short-term rate increases. Management expects that the gap ratios will remain within the established guidelines throughout the remainder of 2014.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of March 31, 2014, the Corporation was within guidelines for all of the above measurements except the securities portfolio liquidity as a percentage of assets. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 5% and 10% of total assets. As of March 31, 2014, these cash flows represented 3.8% of total assets, which is under the lower guideline. However, when factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 6.6% of total assets. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management has been carrying an average of $10 million or more of readily available cash on hand and an average of close to $30 million of cash and cash equivalents on a daily basis throughout the first quarter of 2014, and expects this will continue in the near future. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value. The modeling is generally conducted under seven different interest rate scenarios. The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, 300, or 400 basis points, or decrease 50 or 100 basis points. Rates-down scenarios are unlikely at this point so management is more focused on the rates-up scenarios. The results obtained through the use of forecasting models are based on a variety of factors. Both the net interest income and fair value forecasts make use of the maturity and repricing schedules to determine the changes to the balance sheet over the course of time. Additionally, there are many assumptions that factor into the results. These assumptions include, but are not limited to, the following:

•	Projected forward interest rates
•	Slope of the U.S. Treasury curve
•	Spreads available on securities over the U.S. Treasury curve
•	Prepayment speeds on loans held and mortgage-backed securities
•	Anticipated calls on securities with call options
•	Deposit and loan balance fluctuations
•	Competitive pressures affecting loan and deposit rates
•	Economic conditions
•	Consumer reaction to interest rate changes

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of March 31, 2014. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

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

The first quarter 2014 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of March 31, 2014, the Corporation was well within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios show a positive impact to net interest income. This is largely due to the increase in variable rate loans that has occurred during this historically low rate environment and the higher cash balances. On the liability side, if interest rates do increase, it is typical for management to react slowly in increasing deposit rates. The changes in net interest income in the up-rate scenarios are comparable to the changes reflected at December 31, 2013. It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities, which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario. However, even in the highly unlikely down-rate scenarios, the Corporation’s exposure to declining net interest income is still within policy guidelines.

Management’s primary concern in this current rate environment is with higher interest rate scenarios; therefore, they are reviewed with more scrutiny. For the rates-up 100 basis point scenario, net interest income increased minimally by 0.4% compared to the rates unchanged scenario. This minimal increase reflects the fact that some loans are priced at floor rates of 4.00% currently and would not be able to immediately reprice by the full amount of the rate movement. However, in the remaining rates-up scenarios, the net interest income increases more substantially reflecting the full repriceabilty of the Corporation’s interest-earning assets. For the rates-up 200, 300, and 400 basis point scenarios, net interest income increased by 3.0%, 8.3%, and 14.5%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, -15%, and -20% for the rates up 100, 200, 300, and 400 scenarios, respectively.

The positive impact of significantly higher rates is primarily due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the Corporation’s relatively high interest earning cash balances and that component of the loans and securities portfolios that reprice in less than one year. This more than offsets the increase in interest expense caused by repricing deposits and borrowings, where they are only repricing by a fraction of the rate change. The more aggressive rates-up scenarios also benefit from known historical experience of deposit rate increases lagging and a slowing in the pace of the actual rate increase as interest rates continue to rise. This in essence allows management the ability to neutralize the impact of higher rates by controlling the large amount of liabilities that are repricing. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly during the remainder of 2014.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of March 31, 2014, the Corporation was within guidelines for all scenarios with the rates-up exposures showing significantly less volatility than the December 31, 2013 measurements. The decrease in fair value exposure since December 31, 2013, can be primarily attributed to holding higher levels of cash that have no fair value risk. Additionally, the value of non-interest bearing deposit accounts has always been highly favorable in a rising rate environment as these balances are more valuable as interest rates rise. In the first quarter of 2013, the asset liability model settings were changed for the Corporation’s interest-bearing core deposit accounts to reflect their true value more accurately as rates rise based on assumptions regarding the proportionality of their rates changing in relation to the change in the Prime rate.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The results as of March 31, 2014, indicate that the Corporation’s net portfolio value would experience a slight valuation gain of 1.2% in the rates-up 100 basis point scenario, a loss of 1.4% in the rates-up 200 basis point scenario, and losses of 6.2% and 13.7% in the rates-up 300 and 400 basis point scenarios, respectively. Management’s maximum permitted declines in net portfolio value by policy are -7.5% for rates-up 100 basis points, graduating up to -30% for rates-up 400 basis points. A valuation loss indicates that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The more significant valuation losses represented in the higher rates-up scenarios are indicative of the Corporation’s longer-term assets like residential mortgages and municipal securities showing significant declines in value as interest rates increase further. However, the value of the cash held by the Corporation and the non-interest bearing deposits helps to offset this negative exposure to a large degree. It is not anticipated that these exposures to valuation changes will change materially during the remainder of 2014. Additionally, based on three past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, when short term interest rates do increase. The Corporation’s core deposits have been stable through a number of rate cycles.

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

Index ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2014, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index ENB FINANCIAL CORP

PART II – OTHER INFORMATION

March 31, 2014

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. Management has not identified any new risk factors since the December 31, 2013 Form 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended March 31, 2014.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

January 2014	—	—	—	33,160
February 2014	5,100	$30.56	5,100	28,060
March 2014	—	—	—	28,060

Total	5,100

*On August 13, 2008, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans previously mentioned. The first purchase of common stock under this plan occurred on August 27, 2008. By March 31, 2014, a total of 111,940 shares were repurchased at a total cost of $2,901,000, for an average cost per share of $25.91. Management may choose to repurchase additional shares during the remainder of 2014.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Nothing to Report

Index ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Incorporation of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	2011 Employee Stock Purchase Plan	****

10.3	2010 Non-Employee Directors’ Stock Plan	*****

11	Statement re: computation of per share earnings	4
	(Included on page 4 herein)

31.1	Section 302 Chief Executive Officer Certification	69

31.2	Section 302 Principal Financial Officer Certification	70

32.1	Section 1350 Chief Executive Officer Certification	71

32.2	Section 1350 Principal Financial Officer Certification	72

*	Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.

**	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.

***	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2008.

****	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.

*****	Incorporated herein by reference to Exhibit 10 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 4, 2010.

Index ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: May 14, 2014	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
Chief Executive Officer and President

Dated: May 14, 2014	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

Index ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2011 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)
10.3	2010 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 69
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 70
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 71
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 72

