Form 10-Q
period 2014-06-30
ENB Financial Corp
filed 2014-08-13
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐              No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2014, the registrant had 2,857,426 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

June 30, 2014

Index ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,	June 30,
	2014	2013	2013
	$	$	$
ASSETS
Cash and due from banks	14,663	15,596	13,492
Interest-bearing deposits in other banks	30,358	8,981	28,144

Total cash and cash equivalents	45,021	24,577	41,636

Securities available for sale (at fair value)	307,797	300,328	305,442

Loans held for sale	108	59	280

Loans (net of unearned income)	448,150	438,220	418,545

Less: Allowance for loan losses	6,968	7,219	7,273

Net loans	441,182	431,001	411,272

Premises and equipment	22,606	23,012	21,527
Regulatory stock	4,034	3,660	3,853
Bank owned life insurance	20,239	19,911	19,552
Other assets	9,475	9,708	8,786

Total assets	850,462	812,256	812,348

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	183,149	173,070	168,967
Interest-bearing	500,552	483,556	481,741

Total deposits	683,701	656,626	650,708

Short-term borrowings	5,410	3,900	—
Long-term debt	69,150	65,000	68,000
Accounts payable for security purchases not yet settled	—	—	6,859
Other liabilities	2,586	2,954	2,682

Total liabilities	760,847	728,480	728,249

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,856,993
(Issued 2,869,557 and Outstanding 2,856,026 as of 12-31-13)
(Issued 2,869,557 and Outstanding 2,851,472 as of 6-30-13)	574	574	574
Capital surplus	4,361	4,353	4,337
Retained earnings	85,229	83,165	80,767
Accumulated other comprehensive loss, net of tax	(189)	(3,940)	(1,083)
Less: Treasury stock cost on 12,564 shares (13,531 shares
as of 12-31-13 and 18,085 shares as of 6-30-13)	(360)	(376)	(496)

Total stockholders' equity	89,615	83,776	84,099

Total liabilities and stockholders' equity	850,462	812,256	812,348

See Notes to the Unaudited Consolidated Interim Financial Statements

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	4,817	4,702	9,596	9,458
Interest on securities available for sale
Taxable	1,063	903	2,222	1,782
Tax-exempt	849	956	1,720	1,927
Interest on deposits at other banks	19	20	27	38
Dividend income	77	28	132	57

Total interest and dividend income	6,825	6,609	13,697	13,262

Interest expense:
Interest on deposits	777	891	1,566	1,798
Interest on borrowings	440	457	868	980

Total interest expense	1,217	1,348	2,434	2,778

Net interest income	5,608	5,261	11,263	10,484

Credit for loan losses	(100)	(100)	(300)	(150)

Net interest income after credit for loan losses	5,708	5,361	11,563	10,634

Other income:
Trust and investment services income	285	290	650	610
Service fees	424	427	814	839
Commissions	494	507	960	976
Gains on securities transactions, net	582	741	1,267	1,679
Impairment losses on securities:
Impairment gains on investment securities	—	—	15	39
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	—	(93)	(37)	(152)
Net impairment losses on investment securities	—	(93)	(22)	(113)
Gains on sale of mortgages	92	90	130	188
Earnings on bank-owned life insurance	159	160	314	318
Other income	132	107	235	235

Total other income	2,168	2,229	4,348	4,732

Operating expenses:
Salaries and employee benefits	3,481	3,184	6,911	6,352
Occupancy	459	416	975	841
Equipment	268	249	528	468
Advertising & marketing	125	141	255	239
Computer software & data processing	396	404	795	807
Shares tax	183	215	366	429
Professional services	353	346	680	628
Other expense	524	521	1,077	1,088

Total operating expenses	5,789	5,476	11,587	10,852

Income before income taxes	2,087	2,114	4,324	4,514

Provision for federal income taxes	347	292	746	684

Net income	1,740	1,822	3,578	3,830

Earnings per share of common stock	0.61	0.64	1.25	1.34

Cash dividends paid per share	0.27	0.26	0.53	0.52

Weighted average shares outstanding	2,854,878	2,852,534	2,854,498	2,851,948

See Notes to the Unaudited Consolidated Interim Financial Statements

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	$	$	$	$

Net income	1,740	1,822	3,578	3,830

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):

Other-than-temporarily impaired securities available for sale:

Gains arising during the period	—	—	15	39
Income tax effect	—	—	(5)	(13)
	—	—	10	26

Losses recognized in earnings	—	93	22	113
Income tax effect	—	(32)	(7)	(39)
	—	61	15	74
Unrealized holding gains on other-than-temporarily impaired
securities available for sale, net of tax	—	61	25	100

Securities available for sale not other-than-temporarily impaired:

Gains (losses) arising during the period	2,972	(9,091)	6,912	(10,209)
Income tax effect	(1,010)	3,091	(2,350)	3,471
	1,962	(6,000)	4,562	(6,738)

Gains recognized in earnings	(582)	(741)	(1,267)	(1,679)
Income tax effect	198	252	431	571
	(384)	(489)	(836)	(1,108)
Unrealized holding gains (losses) on securities available for sale not
other-than-temporarily impaired, net of tax	1,578	(6,489)	3,726	(7,846)

Other comprehensive income (loss), net of tax	1,578	(6,428)	3,751	(7,746)

Comprehensive Income (Loss)	3,318	(4,606)	7,329	(3,916)

See Notes to the Unaudited Consolidated Interim Financial Statements

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2014	2013
	$	$
Cash flows from operating activities:
Net income	3,578	3,830
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	2,268	2,112
Increase in interest receivable	(161)	(217)
Decrease in interest payable	(14)	(58)
Credit for loan losses	(300)	(150)
Gains on securities transactions, net	(1,267)	(1,679)
Impairment losses on securities	22	113
Gains on sale of mortgages	(130)	(188)
Loans originated for sale	(4,266)	(9,134)
Proceeds from sales of loans	4,347	9,810
Earnings on bank-owned life insurance	(314)	(318)
Gain on sale of other real estate owned	(9)	—
Depreciation of premises and equipment and amortization of software	719	657
Deferred income tax	309	(148)
Other assets and other liabilities, net	(2,127)	841
Net cash provided by operating activities	2,655	5,471

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	14,613	30,906
Proceeds from sales	69,513	35,174
Purchases	(86,877)	(71,300)
Purchase of other real estate owned	(56)	—
Proceeds from sale of other real estate owned	48	—
Purchase of regulatory bank stock	(685)	(230)
Redemptions of regulatory bank stock	311	525
Purchase of bank-owned life insurance	(14)	(18)
Net increase in loans	(9,939)	(4,313)
Purchases of premises and equipment	(261)	(1,246)
Purchase of computer software	(109)	(40)
Net cash used for investing activities	(13,456)	(10,542)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	27,329	20,034
Net decrease in time deposits	(254)	(2,487)
Net increase in short-term borrowings	1,510	—
Proceeds from long-term debt	9,150	5,000
Repayments of long-term debt	(5,000)	(10,000)
Dividends paid	(1,514)	(1,484)
Treasury stock sold	239	238
Treasury stock purchased	(215)	(254)
Net cash provided by financing activities	31,245	11,047
Increase in cash and cash equivalents	20,444	5,976
Cash and cash equivalents at beginning of period	24,577	35,660
Cash and cash equivalents at end of period	45,021	41,636

Supplemental disclosures of cash flow information:
Interest paid	2,448	2,836
Income taxes paid	250	750

Supplemental disclosure of non-cash investing and financing activities:
Securities purchased not yet settled	—	6,859
Net transfer of other real estate owned from loans	56	—
Fair value adjustments for securities available for sale	5,683	(11,736)

See Notes to the Unaudited Consolidated Interim Financial Statements

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

1.	Basis of Presentation

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the second quarter of 2014, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2013.

2.	Securities Available for Sale

The amortized cost and fair value of securities held at June 30, 2014, and December 31, 2013, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
June 30, 2014
U.S. government agencies	38,865	56	(983)	37,938
U.S. agency mortgage-backed securities	55,849	593	(249)	56,193
U.S. agency collateralized mortgage obligations	58,697	110	(738)	58,069
Corporate bonds	46,996	240	(224)	47,012
Obligations of states and political subdivisions	102,358	2,102	(1,201)	103,259
Total debt securities	302,765	3,101	(3,395)	302,471
Marketable equity securities	5,318	8	—	5,326
Total securities available for sale	308,083	3,109	(3,395)	307,797

December 31, 2013
U.S. government agencies	41,671	148	(2,152)	39,667
U.S. agency mortgage-backed securities	52,502	101	(680)	51,923
U.S. agency collateralized mortgage obligations	42,465	161	(938)	41,688
Private collateralized mortgage obligations	4,135	44	(138)	4,041
Corporate bonds	56,437	430	(673)	56,194
Obligations of states and political subdivisions	103,936	1,057	(3,349)	101,644
Total debt securities	301,146	1,941	(7,930)	295,157
Marketable equity securities	5,151	20	—	5,171
Total securities available for sale	306,297	1,961	(7,930)	300,328

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at June 30, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	29,155	29,204
Due after one year through five years	105,716	105,395
Due after five years through ten years	120,871	119,887
Due after ten years	47,023	47,985
Total debt securities	302,765	302,471

Securities available for sale with a par value of $89,203,000 and $86,392,000 at June 30, 2014, and December 31, 2013, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $92,591,000 at June 30, 2014, and $86,993,000 at December 31, 2013.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF DEBT SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	$	$	$	$
Proceeds from sales	28,209	14,891	69,470	35,174
Gross realized gains	759	752	1,733	1,702
Gross realized losses	195	11	484	23

SUMMARY OF GAINS AND LOSSES ON DEBT SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	$	$	$	$
Gross realized gains	759	752	1,733	1,702

Gross realized losses	195	11	484	23
Impairment on securities	—	93	22	113
Total gross realized losses	195	104	506	136

Net gains on securities	564	648	1,227	1,566

The bottom portion of the above table shows the net gains on security transactions, including any impairment taken on securities held by the Corporation. The net gain or loss from security transactions is also reflected on the Corporation’s Consolidated Statements of Income and Consolidated Statements of Cash Flows.

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. Prior to June 30, 2014, the Corporation had a small number of private collateralized mortgage obligations (PCMOs) of which all but one had impairment recorded at some point in the past. During the second quarter of 2014, the three PCMOs remaining in the Corporation’s securities portfolio were sold. No other securities in the portfolio had other-than-temporary impairment recorded in 2014.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Information pertaining to securities with gross unrealized losses at June 30, 2014, and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of June 30, 2014
U.S. government agencies	5,734	(15)	19,221	(968)	24,955	(983)
U.S. agency mortgage-backed securities	3,309	(27)	8,008	(222)	11,317	(249)
U.S. agency collateralized mortgage obligations	30,649	(391)	11,208	(347)	41,857	(738)
Corporate bonds	12,623	(75)	7,649	(149)	20,272	(224)
Obligations of states & political subdivisions	10,403	(97)	34,418	(1,104)	44,821	(1,201)

Total temporarily impaired securities	62,718	(605)	80,504	(2,790)	143,222	(3,395)

As of December 31, 2013
U.S. government agencies	33,043	(1,735)	3,603	(417)	36,646	(2,152)
U.S. agency mortgage-backed securities	31,810	(659)	4,938	(21)	36,748	(680)
U.S. agency collateralized mortgage obligations	28,138	(938)	—	—	28,138	(938)
Private collateralized mortgage obligations	1,384	(59)	1,790	(79)	3,174	(138)
Corporate bonds	32,349	(664)	2,010	(9)	34,359	(673)
Obligations of states & political subdivisions	58,920	(2,778)	8,950	(571)	67,870	(3,349)

Total temporarily impaired securities	185,644	(6,833)	21,291	(1,097)	206,935	(7,930)

There were no equity securities that were considered temporarily impaired at June 30, 2014, or December 31, 2013. In the debt security portfolio, there are 119 positions that were considered temporarily impaired at June 30, 2014. There were no instruments considered to be other-than-temporarily impaired at June 30, 2014.

The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. U.S. generally accepted accounting principles provide for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss), which is recognized in earnings, and (b) the amount of total OTTI related to all other factors, which is recognized, net of taxes, as a component of accumulated other comprehensive income. This accounting treatment was only applicable to two of the Corporation’s PCMOs in the first quarter of 2014, but both of those securities were sold in the second quarter of 2014, resulting in no further impairment charges.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The prior impairment on the PCMOs was a result of a deterioration of expected cash flows on those securities due to higher projected credit losses than the amount of credit protection carried by those securities. Specifically, the foreclosure and severity rates had been running at levels where expected principal losses were in excess of the remaining credit protection on those instruments. The projected principal losses were based on prepayment speeds that were equal to or slower than the actual last twelve-month prepayment speeds the particular securities had experienced. Every quarter prior to the second quarter of 2014, management evaluated third-party reporting that showed projected principal losses based on various prepayment speed and severity rate scenarios. Based on the assumption that all loans over 60 days delinquent would default and at a severity rate equal to or above that previously experienced, and based on historical and expected prepayment speeds, management determined that it was appropriate to take an additional $22,000 of impairment on one PCMO in the first quarter of 2014. Because all of the remaining PCMOs were sold in the second quarter of 2014, no further impairment was recorded on these bonds in 2014 and future impairment analysis will cease for this segment since it was completely sold off.

The following tables reflect the amortized cost, market value, and unrealized loss as of June 30, 2014 and 2013, on the PCMO securities held which had impairment taken in each respective year. In 2014, there was one PCMO that had impairment taken during the first quarter prior to the sale of the remaining PCMO portfolio. In 2013, there were three PCMOs that had impairment taken in the year-to-date period. The values shown below are after the Corporation recorded year-to-date impairment charges of $22,000 through June 30, 2014, and $113,000 through June 30, 2013. The $22,000 and $113,000 are deemed to be credit losses and are the amounts that management expects the principal losses would be by the time these securities mature. The remaining $288,000 of unrealized losses as of June 30, 2013, was deemed to be market value losses that were considered temporary. Because all of the remaining PCMO securities were sold during the second quarter of 2014, there are no temporary market value losses remaining at June 30, 2014.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

SECURITY IMPAIRMENT CHARGES

(DOLLARS IN THOUSANDS)

As of June 30, 2014
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Impaired private collateralized mortgage obligations	—	—	—	(22)

As of June 30, 2013
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Impaired private collateralized mortgage obligations	4,675	4,387	(288)	(113)

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held:

CREDIT LOSSES RECOGNIZED IN EARNINGS ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	$	$	$	$

Beginning balance	1,170	997	1,148	977

Credit losses on debt securities for which other-than-
temporary impairment has not been previously recognized	—	—	—	—

Additional credit losses on debt securities for which other-
than-temporary impairment was previously recognized	—	93	22	113

Sale of debt securities with previously recognized impairment	(1,170)	—	(1,170)	—

Ending balance	—	1,090	—	1,090

With the sale of the remaining PCMO portfolio during the second quarter of 2014, there are no remaining impairment balances as of June 30, 2014.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements
3.	Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of June 30, 2014, and December 31, 2013.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	June 30,	December 31,
	2014	2013
	$	$
Commercial real estate
Commercial mortgages	95,354	97,243
Agriculture mortgages	129,751	114,533
Construction	8,507	9,399
Total commercial real estate	233,612	221,175

Consumer real estate (a)
1-4 family residential mortgages	123,039	127,253
Home equity loans	9,994	10,889
Home equity lines of credit	24,158	21,097
Total consumer real estate	157,191	159,239

Commercial and industrial
Commercial and industrial	27,891	28,719
Tax-free loans	12,573	10,622
Agriculture loans	12,757	14,054
Total commercial and industrial	53,221	53,395

Consumer	3,723	4,063

Gross loans prior to deferred fees	447,747	437,872
Less:
Deferred loan costs, net	(403)	(348)
Allowance for loan losses	6,968	7,219
Total net loans	441,182	431,001

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $8,138,000 and $4,866,000 as of June 30, 2014, and December 31, 2013, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of June 30, 2014 and December 31, 2013. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

June 30, 2014	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	84,690	125,996	6,142	26,578	12,573	12,201	268,180
Special Mention	4,415	1,266	—	211	—	350	6,242
Substandard	6,249	2,489	2,365	1,102	—	206	12,411
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	95,354	129,751	8,507	27,891	12,573	12,757	286,833

December 31, 2013	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	85,683	112,253	7,402	27,082	10,390	13,425	256,235
Special Mention	4,996	—	—	213	—	293	5,502
Substandard	6,564	2,280	1,997	1,424	232	336	12,833
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	97,243	114,533	9,399	28,719	10,622	14,054	274,570

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of June 30, 2014 and December 31, 2013:

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

June 30, 2014	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	122,757	9,994	24,158	3,723	160,632
Non-performing	282	—	—	—	282

Total	123,039	9,994	24,158	3,723	160,914

December 31, 2013	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	127,039	10,889	21,097	4,046	163,071
Non-performing	214	—	—	17	231

Total	127,253	10,889	21,097	4,063	163,302

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of June 30, 2014 and December 31, 2013:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
June 30, 2014	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	197	—	197	95,157	95,354	—
Agriculture mortgages	62	—	—	62	129,689	129,751	—
Construction	—	—	—	—	8,507	8,507	—
Consumer real estate
1-4 family residential mortgages	921	122	282	1,325	121,714	123,039	282
Home equity loans	18	—	—	18	9,976	9,994	—
Home equity lines of credit	13	—	—	13	24,145	24,158	—
Commercial and industrial
Commercial and industrial	40	—	12	52	27,839	27,891	—
Tax-free loans	—	—	—	—	12,573	12,573	—
Agriculture loans	—	—	—	—	12,757	12,757	—
Consumer	3	5	—	8	3,715	3,723	—
Total	1,057	324	294	1,675	446,072	447,747	282

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2013	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	205	—	205	97,038	97,243	—
Agriculture mortgages	69	—	—	69	114,464	114,533	—
Construction	—	—	—	—	9,399	9,399	—
Consumer real estate
1-4 family residential mortgages	1,089	401	214	1,704	125,549	127,253	214
Home equity loans	57	—	—	57	10,832	10,889	—
Home equity lines of credit	15	13	—	28	21,069	21,097	—
Commercial and industrial
Commercial and industrial	20	—	—	20	28,699	28,719	—
Tax-free loans	—	—	—	—	10,622	10,622	—
Agriculture loans	—	—	—	—	14,054	14,054	—
Consumer	10	13	17	40	4,023	4,063	17
Total	1,260	632	231	2,123	435,749	437,872	231

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2014 and December 31, 2013:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	June 30,	December 31,
	2014	2013
	$	$

Commercial real estate
Commercial mortgages	888	992
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	—
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	81	109
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	969	1,101

As of June 30, 2014 and December 31, 2013, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three and six months ended June 30, 2014 and June 30, 2013, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	$	$	$	$

Average recorded balance of impaired loans	2,580	2,843	2,617	2,866
Interest income recognized on impaired loans	27	28	55	56

Interest income on impaired loans would have increased by approximately $10,000 and $22,000 for the three and six months ended June 30, 2014, respectively, compared to $21,000 and $42,000 for the three and six months ended June 30, 2013, had these loans performed in accordance with their original terms.

During the six months ended June 30, 2014 and 2013, there were no loan modifications made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of June 30, 2014, December 31, 2013, and June 30, 2013:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	888	985	—	940	—
Agriculture mortgages	1,569	1,569	—	1,580	55
Construction	—	—	—	—	—
Total commercial real estate	2,457	2,554	—	2,520	55

Commercial and industrial
Commercial and industrial	81	81	—	97	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	81	81	—	97	—

Total with no related allowance	2,538	2,635	—	2,617	55

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	888	985	—	940	—
Agriculture mortgages	1,569	1,569	—	1,580	55
Construction	—	—	—	—	—
Total commercial real estate	2,457	2,554	—	2,520	55

Commercial and industrial
Commercial and industrial	81	81	—	97	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	81	81	—	97	—

Total	2,538	2,635	—	2,617	55

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	992	1,088	—	1,119	1
Agriculture mortgages	1,592	1,592	—	1,609	112
Construction	—	—	—	—	—
Total commercial real estate	2,584	2,680	—	2,728	113

Commercial and industrial
Commercial and industrial	109	109	—	99
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	109	109	—	99	—

Total with no related allowance	2,693	2,789	—	2,827	113

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	992	1,088	—	1,119	1
Agriculture mortgages	1,592	1,592	—	1,609	112
Construction	—	—	—	—	—
Total commercial real estate	2,584	2,680	—	2,728	113

Commercial and industrial
Commercial and industrial	109	109	—	99	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	109	109	—	99	—

Total	2,693	2,789	—	2,827	113

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	1,105	1,202	—	1,164	—
Agriculture mortgages	1,607	1,607	—	1,618	56
Construction	—	—	—	—	—
Total commercial real estate	2,712	2,809	—	2,782	56

Commercial and industrial
Commercial and industrial	45	45	—	49	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	45	45	—	49	—

Total with no related allowance	2,757	2,854	—	2,831	56

With an allowance recorded:
Commercial real estate
Commercial mortgages	20	20	2	20	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	20	20	2	20	—

Commercial and industrial
Commercial and industrial	105	105	11	15	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	105	105	11	15	—

Total with a related allowance	125	125	13	35	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,125	1,222	2	1,184	—
Agriculture mortgages	1,607	1,607	—	1,618	56
Construction	—	—	—	—	—
Total commercial real estate	2,732	2,829	2	2,802	56

Commercial and industrial
Commercial and industrial	150	150	11	64	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	150	150	11	64	—

Total	2,882	2,979	13	2,866	56

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2014:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2013	3,657	1,346	1,416	102	698	7,219

Charge-offs	—	—	—	(15)	—	(15)
Recoveries	4	5	43	—	—	52
Provision	(150)	51	(117)	17	(1)	(200	)(1)

Balance - March 31, 2014	3,511	1,402	1,342	104	697	7,056

Charge-offs	—	—	—	—	—	—
Recoveries	3	—	9	—	—	12
Provision	(106)	44	12	(24)	(26)	(100	)(1)

Ending Balance - June 30, 2014	3,408	1,446	1,363	80	671	6,968

(1)	The Corporation recognized a $200,000 credit provision in the first quarter of 2014 and a $100,000 credit provision in the second quarter of 2014 as a result of lower levels of substandard loans, and continued low levels of total classified loans, impaired loans, non-accrual loans, recoveries in excess of charge-offs, continuing declines in historic loss ratios, and improving qualitative factors.

During the six months ended June 30, 2014, credit provisions were recorded for the commercial real estate, commercial and industrial, and consumer loan categories while there was provision expense required for the consumer real estate loan category. There have been no commercial loan charge-offs during the past year, which reduced the historical loss rates and ultimately resulted in a lower required reserve amount for the commercial loan categories. Qualitative factors have been shifting, with some increasing and some decreasing, but overall, qualitative factors across the board have been declining. Conversely, factors in the allowance calculation related to consumer real estate were increased in the first half of 2014 as a result of the mortgage initiative and focus on increasing volume in this area.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2012	3,575	1,510	1,640	61	730	7,516

Charge-offs	—	(78)	(41)	(6)	—	(125)
Recoveries	—	—	16	—	—	16
Provision	(355)	48	281	7	(31)	(50	)(1)

Balance - March 31, 2013	3,220	1,480	1,896	62	699	7,357

Charge-offs	—	—	—	—	—	—
Recoveries	—	—	16	—	—	16
Provision	8	(22)	(107)	19	2	(100	)(1)

Ending Balance - June 30, 2013	3,228	1,458	1,805	81	701	7,273

(1)	The Corporation recognized a $50,000 credit provision in the first quarter of 2013, and a $100,000 credit provision in the second quarter of 2013, for a total year-to-date credit provision of $150,000, as a result of lower levels of non-performing and delinquent loans, minimum charge-offs, and no material changes in gross loans.

During the six months ended June 30, 2013, a large commercial real estate (CRE) loan was upgraded and was no longer considered substandard, reducing the required provision for this loan type. Conversely, a commercial and industrial (C&I) loan moved from pass to substandard increasing the related required provision.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of June 30, 2014 and December 31, 2013:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of June 30, 2014:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated
for impairment	3,408	1,446	1,363	80	671	6,968

Loans receivable:
Ending balance	233,612	157,191	53,221	3,723		447,747
Ending balance: individually evaluated
for impairment	2,457	—	81	—		2,538
Ending balance: collectively evaluated
for impairment	231,155	157,191	53,140	3,723		445,209

As of December 31, 2013:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated
for impairment	3,657	1,346	1,416	102	698	7,219

Loans receivable:
Ending balance	221,175	159,239	53,395	4,063		437,872
Ending balance: individually evaluated
for impairment	2,584	—	109	—		2,693
Ending balance: collectively evaluated
for impairment	218,591	159,239	53,286	4,063		435,179

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Level III:	Assets and liabilities that have little to no observable pricing as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following tables present the assets reported on the consolidated balance sheets at their fair value as of June 30, 2014, and December 31, 2013, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	June 30, 2014
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	37,938	—	37,938
U.S. agency mortgage-backed securities	—	56,193	—	56,193
U.S. agency collateralized mortgage obligations	—	58,069	—	58,069
Private collateralized mortgage obligations	—	—	—	—
Corporate bonds	—	47,012	—	47,012
Obligations of states & political subdivisions	—	103,259	—	103,259
Marketable equity securities	5,326	—	—	5,326

Total securities	5,326	302,471	—	307,797

On June 30, 2014, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of June 30, 2014, the CRA fund investments had a $5,000,000 book and fair market value and the bank stock portfolio had a book value of $318,000, and fair market value of $326,000.

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

On December 31, 2013, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. As of December 31, 2013, the Corporation’s CRA fund investments had a book and fair market value of $5,000,000 and the bank stock portfolio had a book value of $151,000 and a market value of $171,000 utilizing level I pricing.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no level III securities as of June 30, 2014 or December 31, 2013.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2014 and December 31, 2013, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	June 30, 2014
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	2,538	2,538
OREO	—	—	56	56
Total	—	—	2,594	2,594

	December 31, 2013
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	2,693	2,693
OREO	—	—	39	39
Total	—	—	2,732	2,732

The Corporation had a total of $2,538,000 of impaired loans as of June 30, 2014, and $2,693,000 of impaired loans as of December 31, 2013, with no specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. The Corporation’s OREO balance consisted of one residential property that was classified as OREO as of June 30, 2014, and a different residential property that was classified as OREO as of December 31, 2013, and sold prior to June 30, 2014. Management has estimated the current value of the OREO property held at June 30, 2014, at $56,000 utilizing level III pricing. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

	Fair Value	Valuation
	Estimate	Techniques	Unobservable	Range
June 30, 2014:	$	$	Input	(Weighted Avg)

Impaired loans	2,538	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
expenses (2)

OREO	56	Appraisal of	Liquidation	-1% to -7% (-7%)
		collateral (1),(3)	expenses (2)

December 31, 2013:

Impaired loans	2,693	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
expenses (2)

OREO	39	Appraisal of	Liquidation	-1% to -7% (-7%)
		collateral (1),(3)	expenses (2)

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Corporation's financial instruments at June 30, 2014 and December 31, 2013, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	June 30, 2014
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	45,021	45,021	45,021	—	—
Securities available for sale	307,797	307,797	5,326	302,471	—
Loans held for sale	108	108	108	—	—
Loans, net of allowance	441,182	435,329	—	—	435,329
Regulatory stock	4,034	4,034	4,034	—	—
Bank owned life insurance	20,239	20,239	20,239	—	—
Accrued interest receivable	3,766	3,766	3,766	—	—

Financial Liabilities:
Demand deposits	183,149	183,149	183,149	—	—
Interest-bearing demand deposits	9,494	9,494	9,494	—	—
NOW accounts	79,818	79,818	79,818	—	—
Savings accounts	129,659	129,659	129,659	—	—
Money market deposit accounts	64,691	64,691	64,691	—	—
Time deposits	216,890	219,651	—	—	219,651
Total deposits	683,701	686,462	466,811	—	219,651

Short-term borrowings	5,410	5,410	5,410	—	—
Long-term debt	69,150	70,430	—	—	70,430
Accrued interest payable	685	685	685	—	—

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	December 31, 2013
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	24,577	24,577	24,577	—	—
Securities available for sale	300,328	300,328	5,171	295,157	—
Loans held for sale	59	59	59	—
Loans, net of allowance	431,001	434,049	—	—	434,049
Regulatory stock	3,660	3,660	3,660	—	—
Bank owned life insurance	19,911	19,911	19,911	—	—
Accrued interest receivable	3,605	3,605	3,605	—	—

Financial Liabilities:
Demand deposits	173,070	173,070	173,070	—	—
Interest-bearing demand deposits	13,055	13,055	13,055	—	—
NOW accounts	70,540	70,540	70,540	—	—
Savings accounts	120,935	120,935	120,935	—	—
Money market deposit accounts	61,882	61,882	61,882	—	—
Time deposits	217,144	221,172	—	—	221,172
Total deposits	656,626	660,654	439,482	—	221,172

Short-term borrowings	3,900	3,900	3,900	—	—
Long-term debt	65,000	66,934	—	—	66,934
Accrued interest payable	699	699	699	—	—

6.	Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of June 30, 2014, firm loan commitments were $16.8 million, unused lines of credit were $129.2 million, and open letters of credit were $10.0 million. The total of these commitments was $156.0 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

7.	Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2013	(3,940)

Other comprehensive income before reclassifications	2,610
Amount reclassified from accumulated other comprehensive income (loss)	(437)
Period change	2,173

Balance at March 31, 2014	(1,767)
Other comprehensive income before reclassifications	1,962
Amount reclassified from accumulated other comprehensive income (loss)	(384)
Period change	1,578

Balance at June 30, 2014	(189)

Balance at December 31, 2012	6,663

Other comprehensive income (loss) before reclassifications	(712)
Amount reclassified from accumulated other comprehensive income (loss)	(606)
Period change	(1,318)

Balance at March 31, 2013	5,345
Other comprehensive income (loss) before reclassifications	(6,000)
Amount reclassified into accumulated other comprehensive income (loss)	(428)
Period change	(6,428)

Balance at June 30, 2013	(1,083)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended June 30,		Affected Line Item
	2014	2013	in the Statements of
	$	$	Income
Securities available-for-sale:
Net securities gains reclassified into earnings	582	741	Gains on securities transactions, net
Related income tax expense	(198)	(252)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	384	489

Net impairment losses reclassified into earnings	—	(93)	Net impairment losses on investment securities
Related income tax expense	—	32	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	—	(61)
Total reclassifications for the period	384	428

(1) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Six Months
	Ended June 30,		Affected Line Item
	2014	2013	in the Statements of
	$	$	Income
Securities available-for-sale:
Net securities gains reclassified into earnings	1,267	1,679	Gains on securities transactions, net
Related income tax expense	(431)	(571)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	836	1,108

Net impairment losses reclassified into earnings	(22)	(113)	Net impairment losses on investment securities
Related income tax expense	7	39	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	(15)	(74)
Total reclassifications for the period	821	1,034

(1) Amounts in parentheses indicate debits.

8.	Recently Issued Accounting Standards

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: (1) change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (2) require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (3) require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This Update became effective for the Corporation on January 1, 2014, and did not have a significant impact on the Corporation’s financial statements.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This update is not expected to have a significant impact on the Corporation’s financial statements.

In January 2014, the FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Corporation is evaluating the effect of adopting this new accounting Update.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	National and local economic conditions
•	Real estate market and its impact on the loan portfolio
•	Monetary and interest rate policies of the Federal Reserve Board
•	Volatility of the securities markets including the valuation of securities
•	Future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government
•	Effects of slow economic conditions and the prolonged economic weakness, specifically the effect on loan customers to repay loans
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Changes in customer behavior impacting deposit levels and loan demand
•	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	Results of the regulatory examination and supervision process
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
•	The impact of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations issued thereunder
•	Possible impacts of the capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules
•	Disruptions due to flooding, severe weather, or other natural disasters or Acts of God.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Results of Operations

Overview

The Corporation recorded net income of $1,740,000 and $3,578,000 for the three and six-month periods ended June 30, 2014, a 4.5% and 6.6% decrease, from the $1,822,000 and $3,830,000 earned during the same periods in 2013. The earnings per share, basic and diluted, were $0.61 and $1.25 for the three and six months ended June 30, 2014, compared to $0.64 and $1.34 for the same periods in 2013.

The two primary reasons for the decline in earnings were a decline in gains on security transactions and an increase in operational expenses. Net gains on securities decreased by $66,000, or 10.2%, and $321,000, or 20.5%, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Operating expenses increased by $313,000, or 5.7%, and $735,000, or 6.8%, for the three and six months ended June 30, 2014, compared to the same periods in the prior year. The operational expense increases were largely the result of two additional branches opened during 2013 and the expansion of the Corporation’s mortgage division in 2014. More detail is provided under the Other Income and Operating Expense sections under Results of Operations.

The Corporation’s net interest income for the three and six months ended June 30, 2014, increased from the same periods in 2013. Net interest income was $5,608,000 for the second quarter of 2014, compared to $5,261,000 for the same quarter of 2013, a 6.6% increase. Year-to-date net interest income was $11,263,000 as of June 30, 2014, a 7.4% increase from the $10,484,000 earned in the first six months of 2013. The Corporation’s net interest margin was 3.10% for the second quarter of 2014, compared to 3.13% for the second quarter of 2013. The Corporation’s year-to-date net interest margin was 3.16% through June 30, 2014, compared to 3.14% for the same period in 2013.

The Corporation recorded a credit provision for loan losses of $100,000 for the second quarter of 2014, and $300,000 for the year-to-date period compared to a credit provision of $100,000 and $150,000 for the respective periods in 2013. Improvements in asset quality, as evidenced by low levels of non-performing and delinquent loans, and minimal charge-offs allowed the Corporation to reverse a portion of the allowance for loan losses into earnings in 2013 and 2014, while still maintaining sufficient coverage ratios. With the credit provisions in 2013 and the first half of 2014, the allowance for loan losses as a percentage of total loans declined to 1.55% as of June 30, 2014, compared to 1.74% as of June 30, 2013. More detail is provided in the Provision for Loan Losses section that follows and the Allowance for Loan Losses section under Financial Condition.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the three and six-month periods ended June 30, 2014, compared to the same periods in the prior year due to the decrease in the Corporation’s income.

Key Ratios	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Return on Average Assets	0.83%	0.91%	0.87%	0.97%
Return on Average Equity	7.92%	8.16%	8.32%	8.63%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Provision for income taxes

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In the first six months of 2014, NII generated 72.1% of the Corporation’s gross revenue stream, which consists of net interest income and non-interest income, compared to 68.9% in the first six months of 2013. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $473,000 and $948,000 for the three and six months ended June 30, 2014, compared to $570,000 and $1,137,000 for the same periods in 2013.

NET INTEREST INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	$	$	$	$
Total interest income	6,825	6,609	13,697	13,262
Total interest expense	1,217	1,348	2,434	2,778

Net interest income	5,608	5,261	11,263	10,484
Tax equivalent adjustment	473	570	948	1,137

Net interest income (fully taxable equivalent)	6,081	5,831	12,211	11,621

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

The fact that the Federal funds rate and the Prime rate have remained at these very low levels for over five years has generally had offsetting positive and negative impacts to the Corporation’s NII; however, the long-term trend has been lower NII and margin. The decrease in the Federal funds rate has reduced the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense, while the decrease in the Prime rate has reduced the yield on the Corporation’s Prime-based loans. The Corporation’s fixed rate loans do not reprice as rates change; however, with the steep decline in interest rates and a prolonged period with lower market rates, more customers have refinanced into lower fixed rate loans or moved into Prime-based loans. Due to heightened competitive pressures for the limited number of loan deals available, the Corporation has seen a decline in loan yields over the past few years. However, significant loan growth occurred in the last half of 2013, primarily from agricultural related loans. This resulted in higher average loan balances going into 2014, which acted to offset the declining yields. Additionally, yields on the Corporation’s securities had declined during the first half of 2014 as mid-term and longer term interest rates made a gradual decline. The 2014 declines in U.S. Treasury rates caused amortization on MBS and CMO securities to increase, which also reduced the yield on these instruments. Further declines in loan and securities yields caused the margin for the second quarter of 2014 to be lower than the margin for the first quarter of 2014.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Short-term interest rates have remained very low over the past five years as a result of the economic recession and slow recovery. There is currently 225 basis points of slope between the overnight rate of 0.25% and the 10-year U.S. Treasury around 2.50%. This represents a typical positive-sloped curve from an historical perspective. However, the slope of the yield curve was more favorable at the end of 2013 with 275 basis points of slope between the overnight rate and the 10-year rate. The positive slope of the yield curve has fluctuated many times in the past few years with the overnight rates remaining the same. During the second quarter of 2013, the 10-year U.S. Treasury reached a high of 2.60%, compared to a high of 2.82% during the second quarter of 2014. Similarly, the 10-year U.S. Treasury was as low as 1.66% in the second quarter of 2013, and 2.44% in the second quarter of 2014.

Management is closely focused on the direction of mid-term and long-term rates as these rates can change well ahead of any Federal Reserve action, and they impact the pricing of all the Corporation’s interest-earning assets. There generally are offsetting impacts of market interest rate changes to the Corporation’s Income Statement and Balance Sheet. Higher longer-term interest rates bring higher reinvestment rates for securities and higher loan rates, which benefits NII. However, higher long-term interest rates would also cause devaluation of the Corporation’s securities portfolio, which needs to be marked to fair market value. This also makes it more difficult to sell securities at gains, which management has been actively doing while rates are lower. In addition to the impact on NII and securities gains, a significant rise in mid-term or long-term rates would have a large negative impact on the Corporation’s capital. The impact on the Corporation’s capital is discussed later in the Stockholders’ Equity section under Financial Condition.

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

Although long-term Treasury rates have increased significantly since early in 2013, management currently anticipates that the overnight interest rate and Prime rate will remain at these historically low levels through the remainder of 2014 and into 2015 because of the current economic conditions. It is also likely that the 10-year U.S. Treasury will continue to trade in a higher range than early 2013, but will still be low based on historical standards. This will result in a positive slope in excess of the slope in early 2013. This will allow management to continue to price the vast majority of liabilities off very low short-term rates, while pricing loans and investing in longer securities, which are based off the higher 5-year and 10-year U.S. Treasury rates. With more slope in the 5 and 10-year area of the yield curve, investment opportunities have improved and trends are more favorable now to improving net interest margin. As long as short-term rates remain compressed and long-term rates remain more attractive than the previous year, liabilities can continue to be priced off the short end of the curve and investments and loans can be priced off the longer end of the curve. Additionally, security amortization should slow going forward with any increases in Treasury rates.

The prolonged period with a Prime rate of 3.25% has caused the yield on the Corporation’s loan portfolio to decline over a period of years. The longer the Prime Rate remained at 3.25%, the more opportunity retail and business customers had to convert their higher fixed rate loans to the lower Prime-based rate. Additionally, due to a highly competitive market for new loan deals, achieving higher yields on new business has been a challenge. Management anticipates that loan yields will increase with further improvements in the economy. This would support more loan growth. A better economy would likely coincide with higher mid-term and long-term rates as the Federal Reserve would continue to pull back on long-term asset purchases.

The Corporation’s margin was 3.10% for the second quarter of 2014, a three basis-point decline from the 3.13% for the second quarter of 2013. For the year-to-date period, the Corporation’s margin was 3.16%, a 2 basis-point increase from the 3.14% for the six months ended June 30, 2013. Although loan growth is occurring, it has been a challenge to increase loan pricing to the point where it is contributing to an increase in overall asset yield. As cost of funds savings become harder to achieve, the only way to materially increase net interest margin going forward will be through increases in asset yield. This was a challenge in the second quarter of 2014 and will likely remain a challenge. Any improvement in asset yields would be dependent on mid-term and longer-term interest rates increasing. This would assist with increased loan pricing and higher securities yields as a result of reduced amortization and higher yields being available at time of purchase.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

For the second quarter of 2014, the Corporation’s NII on an FTE basis increased by $250,000, or 4.3%, compared to the same period in 2013. For the six months ended June 30, 2014, the Corporation’s NII on an FTE basis increased by $590,000, or 5.1%, compared to the six months ended June 30, 2013.

As shown on the tables that follow, interest income, on an FTE basis for the quarter ended June 30, 2014, increased by $118,000, or 1.6%, and interest expense decreased by $132,000, or 9.8%, compared to the same period in 2013. For the six months ended June 30, 2014, on an FTE basis, interest income increased by $245,000, or 1.7%, and interest expense decreased by $345,000, or 12.4%, compared to the six months ended June 30, 2013.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended June 30,
	2014			2013
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	23,055	20	0.35	21,603	19	0.36

Securities available for sale:
Taxable	207,194	1,088	2.10	195,709	927	1.89
Tax-exempt	102,179	1,269	4.97	107,225	1,429	5.33
Total securities (d)	309,373	2,357	3.05	302,934	2,356	3.11

Loans (a)	448,756	4,869	4.34	417,538	4,799	4.60

Regulatory stock	3,942	52	5.30	3,910	5	0.51

Total interest earning assets	785,126	7,298	3.72	745,985	7,179	3.85

Non-interest earning assets (d)	54,996			58,737

Total assets	840,122			804,722

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	151,231	67	0.18	137,233	64	0.19
Savings deposits	127,744	17	0.05	118,670	17	0.06
Time deposits	216,121	693	1.30	225,259	810	1.44
Borrowed funds	74,093	440	2.38	68,054	457	2.69
Total interest bearing liabilities	569,189	1,217	0.86	549,216	1,348	0.98

Non-interest bearing liabilities:

Demand deposits	179,711			162,431
Other	3,098			3,559

Total liabilities	751,998			715,206

Stockholders' equity	88,124			89,516

Total liabilities & stockholders' equity	840,122			804,722

Net interest income (FTE)		6,081			5,831

Net interest spread (b)			2.86			2.87
Effect of non-interest
bearing funds			0.24			0.26
Net yield on interest earning assets (c)			3.10			3.13

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $389,000 as of June 30, 2014, and $227,000 as of June 30, 2013.  Such fees and costs recognized through income and included in the interest amounts totaled ($32,000) in 2014, and ($21,000) in 2013.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Six Months Ended June 30,
	2014			2013
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	17,880	27	0.31	22,012	38	0.35

Securities available for sale:
Taxable	201,713	2,269	2.25	191,928	1,829	1.91
Tax-exempt	102,740	2,571	5.00	105,295	2,877	5.46
Total securities (d)	304,453	4,840	3.18	297,223	4,706	3.17

Loans (a)	446,450	9,693	4.35	416,041	9,644	4.64

Regulatory stock	3,769	85	4.51	4,043	11	0.54

Total interest earning assets	772,552	14,645	3.80	739,319	14,399	3.90

Non-interest earning assets (d)	53,545			58,730

Total assets	826,097			798,049

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	146,360	128	0.18	135,311	127	0.19
Savings deposits	125,949	34	0.05	116,851	34	0.06
Time deposits	215,614	1,404	1.31	224,690	1,637	1.47
Borrowed funds	71,669	868	2.44	69,722	980	2.83
Total interest bearing liabilities	559,592	2,434	0.88	546,574	2,778	1.02

Non-interest bearing liabilities:

Demand deposits	176,506			158,383
Other	3,273			3,616

Total liabilities	739,371			708,573

Stockholders' equity	86,726			89,476

Total liabilities & stockholders' equity	826,097			798,049

Net interest income (FTE)		12,211			11,621

Net interest spread (b)			2.92			2.88
Effect of non-interest
bearing funds			0.24			0.26
Net yield on interest earning assets (c)			3.16			3.14

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $373,000 as of June 30, 2014, and $200,000 as of June 30, 2013.  Such fees and costs recognized through income and included in the interest amounts totaled ($58,000) in 2014, and ($34,000) in 2013.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Loan yields were at historically low levels during 2013 and into the first half of 2014 due to the extended low-rate environment as well as extremely competitive pricing for the limited number of loan opportunities in the market. The Corporation’s loan yield decreased 26 basis points in the second quarter of 2014 compared to the second quarter of 2013, and decreased 29 basis points for the first six months of 2014 compared to the same period in 2013. It is anticipated that these yields will improve slightly throughout the remainder of 2014 as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. Despite the lower yields, the growth in the loan portfolio resulted in interest income on loans increasing $70,000, or 1.5%, for the second quarter of 2014 compared to the second quarter of 2013. For the six months ended June 30, 2014, the Corporation’s interest income on loans increased $49,000, or 0.5%, compared to the same period in 2013.

Loan pricing was a challenge in 2013, and continues to be in 2014 as a result of intense competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate. The Prime rate is below typical fixed-rate business and commercial loans, which generally range between 3.50% and 6.00%, depending on term and credit risk. Management was able to price customers with higher levels of credit risk at Prime plus pricing but these rates were still generally below the fixed rate loan-pricing levels. While Prime-based loans will aid the Corporation when interest rates rise, any increase in Prime-based loans will generally cause the Corporation’s average loan yield to decrease. In the first half of 2014, loan pricing improved slightly and should improve even more as the year progresses. The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Earnings and yields on the Corporation’s securities have remained fairly steady for the second quarter of 2014 with only a six basis point decline compared to the second quarter of 2013. For the year-to-date period ended June 30, 2014, the yield on the securities portfolio was 3.18%, compared to 3.17% for the same period in 2013. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. In the last half of 2013 and into 2014, when mid and long-term Treasury rates had increased, the Corporation was able to begin investing in the securities portfolio at slightly higher yields than had been available in the previous years. The Corporation’s taxable securities experienced a 21 basis-point increase in yield for the three months ended June 30, 2014, and a 34 basis-point increase in yield for the six months ended June 30, 2014, compared to the same periods in 2013. Meanwhile, pricing became tighter on tax-exempt securities where yields decreased by 36 basis points for the three months ended June 30, 2014, and 46 basis points for the six months ended June 30, 2014, compared to the same periods in 2013. Spreads on tax-free municipal bonds tightened as the credit environment improved. Previously, the spreads on all municipal bonds were at highs affording better yields at purchase.

The average balance of the Corporation’s interest bearing liabilities increased during the first half of 2014. The average balance of time deposits declined during this period compared to 2013, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits. Interest expense on deposits declined by $115,000 for the three months ended June 30, 2014, and $232,000 for the six months ended June 30, 2014, compared to the same periods in 2013. Demand and savings deposits reprice in entirety whenever the offering rates are changed. This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels. The annualized rate on interest bearing demand accounts was 0.18% for the three and six-month periods ended June 30, 2014, compared to 0.19% for the prior year’s periods. The scope of further reductions in dollar amount of interest expense is very limited since rates cannot be reduced much lower. For the first six months of 2014, the average balances of interest bearing demand deposits increased by $11.0 million, or 8.2%, over the same period in 2013, while the average balance of savings accounts increased by $9.1 million, or 7.8%. This increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2014 compared to 2013.

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During 2013 and through the first half of 2014, time deposit balances decreased. The decrease can be attributed to the lowest rates paid historically on time deposits, which has caused the differential between time deposit rates and rates on non-maturing deposits to be minimal. As a result, customers have elected to keep more of their funds in non-maturity deposits and less funds in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a lower cost and more balanced deposit funding position. The Corporation was able to reduce interest expense on time deposits by $118,000, or 14.6%, for the second quarter of 2014, compared to the same period in 2013, and $233,000, or 14.2%, for the six months ended June 30, 2014, compared to the same period in 2013. Average balances decreased by $9.1 million, or 4.0%, for both the three and six months ended June 30, 2014, compared to the same periods in 2013. The average annualized interest rate paid on time deposits decreased by 15 basis points for the three-month period and 16 basis points for the six-month period when comparing both years.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. No short-term advances were utilized in the first half of 2013, but average short-term advances of $4,900,000 were utilized in the first half of 2014. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. Average total borrowings increased by $6.0 million, or 8.9%, in the second quarter of 2014 compared to the same quarter in 2013, and $1.9 million, or 2.8%, for the six months ended June 30, 2014, compared to the same period in 2013. Interest expense was $17,000, or 3.7% lower, for the three-month period and $113,000, or 11.5% lower, for the six-month period when comparing 2014 to 2013.

The NIM was 3.10% for the second quarter of 2014, and 3.16% for the six months ended June 30, 2014, compared to 3.13% and 3.14% for the same periods in 2013. For the quarter ended June 30, 2014, the net interest spread decreased one basis point to 2.86%, from 2.87% for the same period in 2013. For the six-month period ended June 30, 2014, the net interest spread increased four basis points to 2.92%, from 2.88% for the same period in 2013. The effect of non-interest bearing funds dropped two basis points for the three and six-month periods compared to the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities. For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 of non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses (ALLL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ALLL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded credit provisions of $100,000 and $300,000 for the three and six months ended June 30, 2014, respectively, compared to credit provisions of $100,000 and $150,000 for the three and six months ended June 30, 2013. The analysis of the ALLL takes into consideration, among other things, the following factors:

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

As of June 30, 2014, total delinquencies represented 0.58% of total loans, compared to 0.75% as of June 30, 2013. These ratios are extremely low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The prolonged economic downturn, including devaluation of residential and commercial real estate, had stressed these ratios in past periods. Valuations have recently shown improvements and the levels of classified loans have declined significantly, well below levels experienced in 2012 and 2011. The delinquency and classified loan information is utilized in the quarterly allowance for loan loss (ALLL) calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. The level of actual charge-offs relative to the amount of recoveries can have a significant impact on the provision. Management was in the favorable position of having more recoveries than charge-offs in the first half of 2014. This alone acted to increase the ALLL by $49,000 and was partially responsible for the need to take a $300,000 credit provision in the first half of 2014.

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

In 2014, factors related to dairy farming and non-dairy agriculture have improved reflecting the improved outlook for the industry. Due to the focus on growing the Corporation’s residential mortgage area, residential real estate adjustment factors were increased during the first half of 2014. Also affecting the allowance calculation, there were no business or agriculture loan charge-offs in the past year, reducing the three-year weighted average charge-off ratio used to calculate the required reserves. This, combined with the other factor adjustments, caused a lower required reserve amount and resulted in the Corporation’s reversal of provision expense during the first half of 2014. The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses, based on the current environment.

Management monitors the allowance as a percentage of total loans. Because of the credit provision recorded in 2013 and in the first half of 2014, the percentage of the allowance to total loans has decreased since June 30, 2013 and December 31, 2013, but still remains high compared to historical percentages. As of June 30, 2014, the allowance as a percentage of total loans was 1.55%, down from 1.65% at December 31, 2013, and 1.74% at June 30, 2013. Management continues to evaluate the allowance for loan losses in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the allowance for loan losses is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Other Income

Other income for the second quarter of 2014 was $2,168,000, a decrease of $61,000, or 2.7%, compared to the $2,229,000 earned during the second quarter of 2013. For the year-to-date period ended June 30, 2014, other income totaled $4,348,000, a decrease of $384,000, or 8.1%, compared to the same period in 2013. The following tables detail the categories that comprise other income.

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended June 30,		Increase (Decrease)
	2014	2013
	$	$	$	%

Trust and investment services	285	290	(5)	(1.7)
Service charges on deposit accounts	285	271	14	5.2
Other service charges and fees	139	156	(17)	(10.9)
Commissions	494	507	(13)	(2.6)
Gains on securities transactions, net	582	741	(159)	(21.5)
Impairment losses on securities	—	(93)	93	(100.0)
Gains on sale of mortgages	92	90	2	2.2
Earnings on bank owned life insurance	159	160	(1)	(0.6)
Other miscellaneous income	132	107	25	23.4

Total other income	2,168	2,229	(61)	(2.7)

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Six Months Ended June 30,		Increase (Decrease)
	2014	2013
	$	$	$	%

Trust and investment services	650	610	40	6.6
Service charges on deposit accounts	560	518	42	8.1
Other service charges and fees	254	321	(67)	(20.9)
Commissions	960	976	(16)	(1.6)
Gains on securities transactions, net	1,267	1,679	(412)	(24.5)
Impairment losses on securities	(22)	(113)	91	(80.5)
Gains on sale of mortgages	130	188	(58)	(30.9)
Earnings on bank owned life insurance	314	318	(4)	(1.3)
Other miscellaneous income	235	235	—	0.0

Total other income	4,348	4,732	(384)	(8.1)

Trust and investment services income decreased $5,000, or 1.7%, and increased $40,000, or 6.6%, for the three and six months ended June 30, 2014, compared to the same periods last year. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the second quarter of 2014, traditional trust income increased by $11,000, or 5.9%, while income from alternative investments decreased by $16,000, or 15.2%, compared to the second quarter of 2013. For the six months ended June 30, 2014, traditional trust services income increased by $45,000, or 11.2%, while income from alternative investment services decreased by $5,000, or 2.4%, compared to the same period in 2013. Trust income was up for both periods as a result of both higher fees and higher trust valuations. Investment services income is dependent on new investment activity derived from the period. Second quarter 2014 investment services activity was down while first quarter activity was up. For the first six months of 2014, investment services activity was down slightly compared to 2013. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, small business planning, and personal investment services in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Service charges on deposit accounts increased by $14,000, or 5.2%, for the three months ended June 30, 2014, and $42,000, or 8.1%, for the six months ended June 30, 2014, compared to the same periods in 2013. Overdraft service charges are the largest component of this category and comprised approximately 81% of the total deposit service charges for the three and six months ended June 30, 2014. Total overdraft fees increased by $5,000, or 2.4%, and $19,000, or 4.3%, for the three and six months ended June 30, 2014, compared to the same periods in 2013. This increase was primarily driven by a per item fee increase implemented in February of 2013. Bonus checking service charges increased by $5,000, or 38.3%, and $13,000, or 51.8%, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, also a result of a per item fee increase in 2013. Service charges on savings accounts increased by $3,000, or 50.2%, and $6,000, or 50.0%, for the three and six months ended June 30, 2014, compared to the same periods in 2013, due to an increase in the fee amounts in the first quarter of 2013. Most of the other service charge areas showed minimal increases or decreases from the prior year.

Other service charges and fees decreased by $17,000, or 10.9%, and $67,000, or 20.9%, for the three and six months ended June 30, 2014, compared to the same periods in 2013. This is primarily due to a decrease in loan modification fees. There was a significant amount of loan modifications occurring in 2013 as commercial customers looked to refinance their fixed rates lower. When customers choose to amend the original terms of their mortgage agreement, to change the length of the term, or to change the rate, they are assessed fees based on the remaining loan balance. These amendments allow customers to obtain favorable terms without completely rewriting the loan. These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans. Loan modification fees decreased by $41,000 and $97,000 for the three and six months ended June 30, 2014, compared to the same periods in 2013. Loan modifications have generally ceased as most commercial customers have already modified their loans during the prolonged low rate environment. Similarly, 30-year mortgage origination fees decreased by $5,000, or 45.5%, and $15,000, or 55.7%, for the three and six months ended June 30, 2014, compared to the same periods in 2013. The mortgage refinance market has dried up as the vast majority of homeowners have previously exercised their ability to refinance. Partially offsetting these decreases, loan administration fees increased by $14,000, or 72.0%, and $13,000, or 34.0%, for the three and six-month periods ended June 30, 2014, compared to the same periods in 2013 primarily due to an increase in the loan administration fee structure. Letter of credit fees did not increase for the three-month period, but increased by $14,000, or 53.8%, for the six months ended June 30, 2014 compared to 2013. Various other fee income categories increased or decreased slightly.

For the three months ended June 30, 2014, $582,000 of gains on securities transactions excluding impairment were recorded compared to $741,000 for the same period in 2013. For the six months ended June 30, 2014, $1,267,000 of gains on securities transactions were recorded compared to $1,679,000 for the six months ended June 30, 2013. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses on securities fluctuate based on current market prices and the volume of security sales. The yield curve in the first half of 2013 provided opportunities to take significant gains out of the portfolio. These opportunities were still available on select bonds during the first half of 2014, but not to the same degree or amount as the prior year. There were no impairment losses on securities recorded for the three months ended June 30, 2014, since the two impaired private collateralized mortgage obligations were sold during the second quarter of 2014.

While there were no impairment losses for the three months ended June 30, 2014, there were impairment losses on securities of $93,000 for the three months ended June 30, 2013. For the year-to-date periods, impairment losses were $22,000 in 2014, compared to $113,000 in 2013. Impairment losses occur when securities are written down to a lower value based on anticipated credit losses. The impairment losses recorded in 2014 and 2013 were related to private collateralized mortgage obligations, which were all sold prior to June 30, 2014. Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section, under Financial Condition, in this filing.

Gains on the sale of mortgages were $92,000 for the three-month period ended June 30, 2014, compared to $90,000 for the same period in 2013, a $2,000, or 2.2% increase. Gains on the sale of mortgages for the six months ended June 30, 2014, decreased by $58,000, or 30.9%, compared to the same period in 2013. Secondary mortgage financing activity drives the gains on the sale of mortgages, and this activity decreased in the first half of 2014 as refinance activity decreased significantly in late 2013 and early 2014. However, mortgage activity has picked up in the second quarter of 2014 compared to the second quarter of 2013 and gains should increase throughout the remainder of the year with an increased focus and resources deployed to grow the Corporation’s mortgage origination activity.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The miscellaneous income category increased $25,000, or 23.4%, for the three months ended June 30, 2014, and remained the same at $235,000 for both the six months ended June 30, 2014 and June 30, 2013. The primary reasons for this quarterly increase were a decrease in amortization of mortgage servicing assets of $14,000, a gain on the sale of an OREO property of $9,000, and a $9,000 increase in income in the second quarter of 2014 for the provision for off balance sheet credit losses compared to the amount recorded in 2013.

Operating Expenses

Operating expenses for the second quarter of 2014 were $5,789,000, an increase of $313,000, or 5.7%, compared to the $5,476,000 for the second quarter of 2013. For the year-to-date period ended June 30, 2014, operating expenses totaled $11,587,000, an increase of $735,000, or 6.8%, compared to the same period in 2013. The following tables provide details of the Corporation’s operating expenses for the three and six-month periods ended June 30, 2014, compared to the same periods in 2013.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013
	$	$	$	%

Salaries and employee benefits	3,481	3,184	297	9.3
Occupancy expenses	459	416	43	10.3
Equipment expenses	268	249	19	7.6
Advertising & marketing expenses	125	141	(16)	(11.3)
Computer software & data processing expenses	396	404	(8)	(2.0)
Bank shares tax	183	215	(32)	(14.9)
Professional services	353	346	7	2.0
Other operating expenses	524	521	3	0.6
Total Operating Expenses	5,789	5,476	313	5.7

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013
	$	$	$	%

Salaries and employee benefits	6,911	6,352	559	8.8
Occupancy expenses	975	841	134	15.9
Equipment expenses	528	468	60	12.8
Advertising & marketing expenses	255	239	16	6.7
Computer software & data processing expenses	795	807	(12)	(1.5)
Bank shares tax	366	429	(63)	(14.7)
Professional services	680	628	52	8.3
Other operating expenses	1,077	1,088	(11)	(1.0)
Total Operating Expenses	11,587	10,852	735	6.8

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise 60% of the Corporation’s total operating expenses. For the three months ended June 30, 2014, salaries and benefits increased $297,000, or 9.3%, from the same period in 2013. For the six months ended June 30, 2014, salaries and benefits increased $559,000, or 8.8%, compared to the six months ended June 30, 2013. Salaries increased by $212,000, or 8.9%, and employee benefits increased by $85,000, or 10.4%, for the three months ended June 30, 2014, compared to the same period in 2013. For the six months ended June 30, 2014, salary expense increased by $424,000, or 9.1%, while employee benefits increased by $135,000, or 7.9%, compared to the six months ended June 30, 2013. Salary and benefit expenses are growing primarily as a result of staff costs for the two new branch offices opened in 2013 as well as staff costs for the Corporation’s growing mortgage division. Several additional positions are expected to be added in the mortgage division in the second half of 2014.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Occupancy expenses increased $43,000, or 10.3%, and $134,000, or 15.9%, for the three and six months ended June 30, 2014, compared to the same periods in the prior year. Building depreciation costs increased by $15,000, or 10.1%, and $33,000, or 11.1%, for the three and six months ended June 30, 2014, compared to the same periods in the prior year primarily as a result of the two new branches opened in 2013. Building repair and maintenance costs, which are smaller dollar expenses, increased by $10,000, or 40.7%, and $12,000, or 25.9%, for the three and six-month periods. Several large repairs at the Corporation’s main headquarters caused this increase. Utilities costs did not increase significantly for the quarterly period, but increased $27,000, or 8.9%, for the six months ended June 30, 2014, compared to the same period in 2013. This was driven by abnormally cold winter weather in the first quarter. Other occupancy expenses increased $12,000, or 37.0%, and $57,000, or 81.9%, for the three and six months ended June 30, 2014, compared to the same periods in 2013. This was primarily due to higher snow removal costs from a harsh winter in the first quarter of 2014 compared to the same period in 2013, and higher lease expenses in the first half of 2014 compared to the same period in 2013.

Equipment-related expenses increased by $19,000, or 7.6%, and $60,000, or 12.8%, for the three and six months ended June 30, 2014, compared to the same periods in 2013. This increase was primarily due to depreciation expenses, which increased $21,000, or 14.2%, and $53,000, or 18.5%, for the three and six months ended June 30, 2014, compared to the same periods in 2013, because of two additional branches. Additionally, expenses related to equipment service contracts increased by $13,000, or 21.8%, and $29,000, or 25.6%, for the three and six months ended June 30, 2014, compared to the same periods in 2013.

Advertising and marketing expenses decreased $16,000, or 11.3%, and increased $16,000, or 6.7%, for the three and six months ended June 30, 2014, compared to the same periods in 2013. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses increased by $6,000, or 6.7%, and $16,000, or 9.9%, and the public relations expenses decreased by $22,000, or 40.4%, for the three months ended June 30, 2014, compared to the same period in 2013, with no change in the year-to-date periods. The decrease for the second quarter of 2014 was largely caused by sponsorship expenses, which were $25,000 lower for the second quarter of 2014 compared to the second quarter of 2013. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is highly dependent upon the execution of those strategies.

Bank shares tax expense decreased $32,000, or 14.9%, for the three months ended June 30, 2014, and $63,000, or 14.7%, for the six months ended June 30, 2014, compared to the same periods in 2013. The PA Bank Shares Tax formula was changed for 2014 resulting in a lower tax amount for the Corporation. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. The 2013 shares tax calculation formula utilized a rolling six-year average of taxable shares, which was the average shareholders’ equity of the Bank less the average amount of exempt U.S. obligations held. The shares tax calculation in 2014 changed to using a period-end balance of shareholders’ equity and a tax rate of 0.89% versus 1.25% in 2013 and prior years, resulting in a lower tax amount.

Professional services expense increased $7,000, or 2.0%, and $52,000, or 8.3%, for the three and six months ended June 30, 2014, compared to the same periods in 2013. These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services. Accounting and auditing fees decreased by $15,000, or 16.9%, and increased $5,000, or 3.5%, for the three and six months ended June 30, 2014, compared to the same periods in 2013. Other outside services expense increased $22,000, or 17.5%, and $51,000, or 20.3%, for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to increased costs from our internet banking/bill pay software provider. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes. For the three and six months ended June 30, 2014, the Corporation recorded Federal income tax expense of $347,000 and $746,000, compared to tax expense of $292,000 and $684,000 for the three and six months ended June 30, 2013. The effective tax rate for the Corporation was 16.6% for the three months ended June 30, 2014, and 17.3% for the six months ended June 30, 2014, compared to 13.8% and 15.2% for the same periods in 2013. The Corporation’s effective tax rate has historically been maintained at low levels primarily due to a relatively high level of tax-free municipal bonds held in the securities portfolio. The fluctuation of the effective tax rate will occur as a result of total tax-free revenue as a percentage of total revenue.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of June 30, 2014, the Corporation had $307.8 million of securities available for sale, which accounted for 36.2% of assets, compared to 37.0% as of December 31, 2013, and 37.6% as of June 30, 2013. Based on ending balances, the securities portfolio increased 0.8% from June 30, 2013, and 2.5% from December 31, 2013.

There was a sharp decline in the market valuation of the Corporation’s securities beginning in the second quarter of 2013 and continuing through the end of the year. Since December 31, 2013, market valuations have improved, with only a small unrealized loss on the entire portfolio as of June 30, 2014. The decline as of June 30, 2013, was a result of marked increases in mid-term and long-term interest rates that occurred on the heels of the Federal Reserve comments made on June 19, 2013. The Chairman of the Federal Reserve commented on the winding down of its $85 billion of bond purchases per month by later in 2013 and all together by mid-2014. This caused unsettling in the bond market with mid-term and longer term rates increasing rapidly. At the time of the remarks, the 10-year U.S. Treasury stood at a 2.20% yield. Within two weeks, the 10-year yield had risen to 2.60%. The 10-year U.S. Treasury stayed within a fairly narrow range in the second half of 2013 until December when it gradually rose from approximately 2.75% to 3.00% by year end. Since December 31, 2013, the 10-year U.S. Treasury slowly declined to approximately 2.75% by March 31, 2014, and close to 2.50% by June 30, 2014. This has caused an improvement in market valuation, reducing the net unrealized loss position on the securities portfolio from $6.0 million as of December 31, 2013, to $286,000 as of June 30, 2014. Since longer term interest rates were impacted the most, the Corporation’s longest securities, obligations of states and political subdivisions, saw the most declines from June 30, 2013 to December 31, 2013, and then also the most recovery from December 31, 2013 to June 30, 2014. The table below summarizes the Corporation’s cost, unrealized gain or loss position, and fair value for each sector of the securities available for sale portfolio for the periods ended June 30, 2014, December 31, 2013, and June 30, 2013.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
June 30, 2014	$	$	$

U.S. government agencies	38,865	(927)	37,938
U.S. agency mortgage-backed securities	55,849	344	56,193
U.S. agency collateralized mortgage obligations	58,697	(628)	58,069
Private collateralized mortgage obligations	—	—	—
Corporate bonds	46,996	16	47,012
Obligations of states and political subdivisions	102,358	901	103,259
Total debt securities	302,765	(294)	302,471
Marketable equity securities	5,318	8	5,326
Total securities available for sale	308,083	(286)	307,797

December 31, 2013
U.S. government agencies	41,671	(2,004)	39,667
U.S. agency mortgage-backed securities	52,502	(579)	51,923
U.S. agency collateralized mortgage obligations	42,465	(777)	41,688
Private collateralized mortgage obligations	4,135	(94)	4,041
Corporate bonds	56,437	(243)	56,194
Obligations of states and political subdivisions	103,936	(2,292)	101,644
Total debt securities	301,146	(5,989)	295,157
Marketable equity securities	5,151	20	5,171
Total securities available for sale	306,297	(5,969)	300,328

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
June 30, 2013
U.S. government agencies	43,440	(621)	42,819
U.S. agency mortgage-backed securities	48,981	(310)	48,671
U.S. agency collateralized mortgage obligations	34,524	(284)	34,240
Private collateralized mortgage obligations	5,579	(235)	5,344
Corporate bonds	60,208	408	60,616
Obligations of states and political subdivisions	109,209	(571)	108,638
Total debt securities	301,941	(1,613)	300,328
Marketable equity securities	5,142	(28)	5,114
Total securities available for sale	307,083	(1,641)	305,442

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

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book value of $5.0 million. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price. The Corporation also has a small portfolio of bank stocks with a book value of $318,000. These equity holdings make up 1.7% of the Corporation’s securities available for sale.

All securities, bonds, and equity holdings are evaluated for impairment on a quarterly basis. Should any impairment occur, management would write down the security to a fair market value in accordance with U.S. generally accepted accounting principles, with the amount of the write down recorded as a loss on securities.

Each quarter, management sets portfolio allocation guidelines and adjusts the security portfolio strategy generally based on the following factors:

•	ALCO positions as to liquidity, credit risk, interest rate risk, and fair value risk
•	Growth of the loan portfolio
•	Slope of the U.S. Treasury curve
49

Index ENB FINANCIAL CORP Management’s Discussion and Analysis
•	Relative performance of the various instruments, including spread to U.S. Treasuries
•	Duration and average length of the portfolio
•	Volatility of the portfolio
•	Direction of interest rates
•	Economic factors impacting debt securities

The investment policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications provide opportunities to shorten or lengthen duration, maximize yield, and mitigate credit risk. The composition of the securities portfolio based on fair market value is shown in the following table.

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)
	Period Ending
	June 30, 2014		December 31, 2013		June 30, 2013
	$	%	$	%	$	%

U.S. government agencies	37,938	12.3	39,667	13.2	42,819	14.0
U.S. agency mortgage-backed securities	56,193	18.3	51,923	17.3	48,671	15.9
U.S. agency collateralized mortgage obligations	58,069	18.9	41,688	13.9	34,240	11.2
Private collateralized mortgage obligations	—	—	4,041	1.3	5,344	1.7
Corporate debt securities	47,012	15.3	56,194	18.7	60,616	19.9
Obligations of states and political subdivisions	103,259	33.5	101,644	33.9	108,638	35.6
Equity securities	5,326	1.7	5,171	1.7	5,114	1.7

Total securities	307,797	100.0	300,328	100.0	305,442	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	risk-based capital considerations
•	federal income tax considerations with regard to obligations of states and political subdivisions.

Since June of 2013, the most significant changes occurring in the Corporation’s securities portfolio were a decrease in corporate debt securities with an increase in U.S. agency collateralized mortgage obligation (CMO) and mortgage-backed securities (MBS). The corporate security sector has provided opportunities to sell select securities at significant gains resulting in the decline in this category since June 30, 2013. Corporate securities also carry the highest risk based capital weighting of 100%. CMO and MBS securities provide stable liquidity and help to maintain a ladder of cash flows unlike other sectors of the portfolio that do not have principal payments until their maturity. They also carry the implied backing of the U.S. government as U.S. agencies and a favorable risk based capital weighting of only 20%. The more significant components of the securities portfolio along with a more detailed explanation of their changes are discussed below.

The Corporation’s U.S. government agency sector decreased by $4.9 million, or 11.4%, since June 30, 2013, related to recent sales of several agency bonds to generate gains off of the portfolio. Generally, management’s goal is to maintain agency securities at approximately 15% of the investment portfolio. As of June 30, 2014, U.S. agencies represented 12.3% of the fair market value of the portfolio. Management will continue to invest in agencies when advantageous to maintain a minimum sector weighting, maintain adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as foundational to the portfolio.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s U.S. agency MBS and CMO sectors have increased in total by $31.4 million, or 37.8%, since June 30, 2013. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS and CMO securities as a group is significant, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities. With the increase in interest rates that initially occurred in June of 2013, prepayments on MBS and CMO securities have slowed significantly from the first half of 2013. This caused yields to increase and duration to be longer. The principal payments received in the second quarter of 2014 were higher than principal payments received in the first quarter of 2014 primarily due to lower U.S. Treasury rates. It is anticipated that principal payments could slow down in the remainder of 2014 if U.S. Treasury rates increase.

As of June 30, 2014, the market value of the Corporation’s corporate bonds decreased by $13.6 million, or 22.4%, from June 30, 2013. Management sold a number of corporate bonds in the first half of 2014 as spreads had tightened on the bonds presenting a favorable opportunity to realize gains. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. In the prolonged period of historically low interest rates, the municipal bond sector has far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds and these instruments had experienced significant fair market value gains when interest rates remained low. With the interest rate increases at the end of the second quarter of 2013, the valuations of these instruments declined rapidly. As a result, management began reducing the size of the municipal bond portfolio. The book value of municipal holdings has declined from $109.2 million as of June 30, 2013, to $102.4 million as of June 30, 2014. Based on fair market value, this sector has declined by $5.4 million, or 5.0%, since June 30, 2013, as a result of sales of a number of bonds in order to generate gains and reposition the portfolio for a rates-up environment. More recently, in the first half of 2014, the valuations have improved as the 10-year U.S. Treasury declined. This did slow the amount of reduction of municipal securities.

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

As of June 30, 2013, the Corporation held four PCMO securities with an amortized cost of $5.6 million, and as of December 31, 2013, the Corporation held three PCMO securities with an amortized cost of $4.1 million. During the six months ended June 30, 2014, all of the PCMO securities were sold as a result of more favorable market conditions and the ability to get out of this security sector with minimal losses. Two of the three PCMOs sold during 2014 had below-investment-grade credit ratings and required impairment charges over the past number of years. With no securities remaining in this sector, the Corporation will no longer need to conduct quarterly impairment analysis on these securities and will save time on the administrative costs to continue to account for these PCMOs.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

As of June 30, 2014, twelve of the thirty-seven corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 98.9% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of June 30, 2014, all but one of the corporate bonds had at least one A3 or A- rating by one of the major credit rating services. The one corporate bond that did not have an A3 or A- rating did have a rating that was investment grade. As of June 30, 2014, there were eight corporate bonds with $8.0 million of par value that were carrying split ratings with one rating within policy limit and another rating below the initial policy purchase requirement but above investment grade. These securities are monitored on an ongoing basis to ensure these credits do not deteriorate further and remain at investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of June 30, 2014, two municipal bonds with a total amortized cost of $1.1 million carried credit ratings under these levels. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Presently, despite the lower credit ratings on the two municipal securities, management has the intent and the ability to hold these securities to maturity and believes that full recovery of principal is probable.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment. With the sale of all remaining PCMO securities in the second quarter of 2014, the Corporation’s municipal and corporate bonds present the largest credit risk and highest likelihood for any possible impairment. Due to the ability for corporate credit situations to change rapidly and the continued weak economic conditions impacting municipalities, management is closely monitoring all corporate and municipal securities.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Loans

Net loans outstanding increased by 7.3%, to $441.2 million at June 30, 2014, from $411.3 million at June 30, 2013. Net loans increased by 2.4%, an annualized rate of 4.7%, from $431.0 million at December 31, 2013. The following table shows the composition of the loan portfolio as of June 30, 2014, December 31, 2013, and June 30, 2013.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	June 30,		December 31,		June 30,
	2014		2013		2013
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	95,354	21.3	97,243	22.2	94,218	22.5
Agriculture mortgages	129,751	29.0	114,533	26.2	98,052	23.4
Construction	8,507	1.9	9,399	2.1	9,530	2.3
Total commercial real estate	233,612	52.2	221,175	50.5	201,800	48.2

Consumer real estate (a)
1-4 family residential mortgages	123,039	27.5	127,253	29.1	121,607	29.1
Home equity loans	9,994	2.2	10,889	2.5	11,808	2.8
Home equity lines of credit	24,158	5.4	21,097	4.8	17,925	4.3
Total consumer real estate	157,191	35.1	159,239	36.4	151,340	36.2

Commercial and industrial
Commercial and industrial	27,891	6.2	28,719	6.6	26,156	6.2
Tax-free loans	12,573	2.8	10,622	2.4	21,228	5.1
Agriculture loans	12,757	2.9	14,054	3.2	14,151	3.4
Total commercial and industrial	53,221	11.9	53,395	12.2	61,535	14.7

Consumer	3,723	0.8	4,063	0.9	3,620	0.9

Total loans	447,747	100.0	437,872	100.0	418,295	100.0
Less:
Deferred loan fees (costs), net	(403)		(348)		(250)
Allowance for loan losses	6,968		7,219		7,273
Total net loans	441,182		431,001		411,272

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $8,138,000 as of June 30, 2014, $4,866,000 as of December 31, 2013, and $4,987,000 as of June 30, 2013.

During the first six months of 2014, loan growth occurred as a result of increases in agriculture mortgages. The remaining elements of the loan portfolio experienced minor changes since December 31, 2013. Since June 30, 2013, agriculture mortgage growth has been responsible for all of the Corporation’s loan growth as several other sectors have experienced decreases. Agricultural lending has been an area of increased focus for the Corporation. Management believes the agricultural sector of the local economy is recovering much quicker than other elements such as construction, manufacturing, and service related industries.

The composition of the loan portfolio has undergone relatively minor changes in recent years outside of the ongoing significant increases in agricultural mortgage lending. The total of all categories of real estate loans comprises 87% of total loans. At $233.6 million, commercial real estate is the largest category of the loan portfolio, consisting of 52.2% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans increased from $201.8 million as of June 30, 2013, to $233.6 million as of June 30, 2014, a $31.8 million, or 15.8% increase.

The growth in commercial real estate loans has occurred primarily in those secured by farmland. Agricultural mortgages increased from $98.1 million, or 48.6% of commercial real estate loans as of June 30, 2013, to $129.8 million, or 55.5% of commercial real estate loans as of June 30, 2014. Commercial construction loans decreased slightly from $9.5 million, or 4.7% of commercial real estate loans as of June 30, 2013, to $8.5 million, or 3.6% of commercial real estate loans as of June 30, 2014. As construction projects are completed, most of the loans are converted from construction loans to permanent commercial mortgages.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The commercial mortgage segment of the commercial real estate category of loans has increased minimally in outstanding balance, but decreased as a percentage of total commercial real estate from June 30, 2013, to June 30, 2014. This area represented $94.2 million, or 46.7% of commercial real estate loans as of June 30, 2013, and $95.4 million, or 40.8% of commercial real estate loans as of June 30, 2014. Growth in this area over the past several years had slowed significantly since most businesses were unwilling to expand during periods of slow economic growth. Since June 30, 2013, this growth picked up slightly with businesses more willing to move forward on projects that were previously placed on hold because of the uncertain economic conditions. Management expects that growth in this area will continue if the economy continues to show signs of recovery and improvement.

Residential real estate loans make up 35.1% of the total loan portfolio with balances of $157.2 million. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 78.3% of total residential real estate loans and 27.5% of total loans. Traditional 10 to 20-year personal mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio. The Corporation experienced some slowdown in the residential mortgage area in 2013 and into 2014, as the secondary mortgage market rates became extremely competitive and more customers were opting for this alternative. In addition, mortgage rates increased during the third quarter of 2013 as a result of general market rate increases causing a slowdown in refinancing. This carried over into the fourth quarter of 2013, and with the material increase in the 10-year U.S. Treasury in December 2013 carrying over into 2014, refinancing slowed into 2014. This slowdown was enough to cause the total personal residential mortgage balances to decline $4.2 million, or 3.3%, from December 31, 2013 to June 30, 2014. The balance was still up by $1.4 million, or 1.2%, since June 30, 2013. The weaker economic conditions, including continued weakness in home prices and home building in the local area, have had an impact on demand for mortgages held by the Corporation. The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage originated over 20 years. While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold on the secondary market. The majority of the 30-year mortgages are sold with servicing retained. As customers look to refinance mortgages that are held on the Corporation’s balance sheet, many are taking advantage of the lower rates offered on the secondary market resulting in the conversion of the Corporation’s residential mortgages into mortgages sold on the secondary market.

Second mortgages and home equity loans, fixed or variable rate, make up the remainder of the Corporation’s residential real estate loans. Requests for fixed-rate home equity loans have slowed in the current environment, while home equity lines of credit, which float on the Prime rate, have increased. From June 30, 2013, to June 30, 2014, fixed rate home equity loans have decreased from $11.8 million to $10.0 million, a $1.8 million, or 15.3% decrease. Meanwhile, home equity lines of credit increased from $17.9 million to $24.2 million, a $6.3 million, or 35.2% increase. The net of these two trends is a $4.5 million increase in total home equity loan balances. The Corporation offered a home equity loan special during 2013 and 2014 that initiated growth in the variable rate line of credit area. Consumers are seeking the lowest interest rate to borrow money against their home value, which has resulted in more variable rate versus fixed rate financing. This trend is likely to continue while the Prime rate remains at 3.25%. While management does not anticipate any rate increase from the Federal Reserve in the near future, it is highly expected that when the Federal Reserve eventually acts to increase the overnight rate, and the Prime rate increases, the reaction will be that floating rate loans will become less attractive to borrowers who will act to protect themselves against further rate increases by converting to a fixed rate loan. Management anticipates moderate growth in the residential real estate area throughout the remainder of 2014 as this area is an area of strategic focus for the Corporation.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These loans are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The Corporation’s security position as to these loans can be further strengthened by obtaining the personal guarantees of the owners. This is a preferred approach on commercial accounts as it allows the Corporation to pursue assets of the owner in addition to assets of the commercial entity. Management can also obtain additional collateral by securing the inventory of the business. This portfolio of loans in total showed a decrease of $8.3 million, or 13.5%, from June 30, 2013 to June 30, 2014. As of June 30, 2014, this category of commercial loans was made up of $27.9 million of commercial and industrial loans, $12.6 million of tax-free loans, and $12.8 million of agriculture loans. In the case of the Corporation, all of the $12.6 million of tax-free loans are to local municipalities. These loans decreased by $8.7 million, or 40.8%, from June 30, 2013 to June 30, 2014, primarily due to the early payoff of one municipal loan relationship. Commercial and industrial agriculture loans decreased by $1.4 million, or 9.9%, from June 30, 2013 to June 30, 2014, while other non-real estate secured commercial and industrial purpose loans were up from $26.2 million as of June 30, 2013, to $27.9 million as of June 30, 2014, a $1.7 million, or 6.5% increase.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The consumer loan portfolio increased marginally to $3.7 million at June 30, 2014, from $3.6 million at June 30, 2013. Consumer loans made up 0.9% of total loans on June 30, 2013, and 0.8% of total loans on June 30, 2014. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

  Nonaccrual loans
  Loans past due 90 days or more and still accruing
  Troubled debt restructurings
  Other real estate owned

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)
	June 30,	December 31,	June 30,
	2014	2013	2013
	$	$	$

Nonaccrual loans	969	1,101	1,275
Loans past due 90 days or more and still accruing	294	231	185
Troubled debt restructurings	—	—	—
Total non-performing loans	1,263	1,332	1,460

Other real estate owned	56	39	264

Total non-performing assets	1,319	1,371	1,724

Non-performing assets to net loans	0.30%	0.32%	0.42%

The total balance of non-performing assets decreased by $405,000, or 23.5%, from June 30, 2013 to June 30, 2014, and by $52,000, or 3.8%, from December 31, 2013 to June 30, 2014. The decrease in non-performing assets was due to a decrease in nonaccrual loans and a decrease in other real estate owned from June 30, 2013, to June 30, 2014. The Corporation remains very low versus the peer group with a 0.30% non-performing asset ratio. There were no loans classified as a TDR as of June 30, 2014, December 31, 2013, or June 30, 2013. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the slightly improved but continued weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans is low with the level of non-performing and classified loans declining from the higher levels experienced in prior years.

Other real estate owned (OREO) is shown at the lower of cost or fair market value, net of anticipated selling costs. As of June 30, 2013, December 31, 2013, and June 30, 2014, the OREO balance consisted of one residential property, although it was not the same property at the end of any of these periods. The property held at June 30, 2013, with a $264,000 fair market value was sold during the fourth quarter of 2013. A new property with a fair market value of $39,000 was held as of December 31, 2013, but sold in the second quarter of 2014. Also during the second quarter of 2014, the Corporation acquired an OREO property with a value of $56,000 which was still held as of June 30, 2014.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Allowance for Loan Losses

The allowance for loan losses is established to cover any losses inherent in the loan portfolio. Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for loan losses. This calculation is based upon a systematic methodology for determining the allowance for loan losses in accordance with generally accepted accounting principles. The calculation includes estimates and is based upon losses inherent in the loan portfolio. The allowance calculation includes specific provisions for under-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses. The calculation is also influenced by nine qualitative factors that are adjusted on a quarterly basis as needed. Based on the quarterly loan loss calculation, management will adjust the allowance for loan losses through the provision as necessary. Changes to the allowance for loan losses during the year are primarily affected by five main factors:

  Historical loan losses
  Qualitative factor adjustments including levels of delinquent and non-performing loans
  Growth trends of the loan portfolio
  Recovery of loans previously charged off
  Provision for loan losses

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the six-month periods ended June 30, 2014 and June 30, 2013. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30,
	2014	2013
	$	$

Balance at January 1,	7,219	7,516
Loans charged off:
Real estate	—	78
Commercial and industrial	—	41
Consumer	15	6
Total charged off	15	125

Recoveries of loans previously charged off:
Real estate	5	—
Commercial and industrial	59	32
Consumer	—	—
Total recovered	64	32
Net loans (recovered) charged off	(49)	93

Provision credited to operating expense	(300)	(150)

Balance at June 30,	6,968	7,273

Net (recoveries) charge-offs as a % of average total loans outstanding	(0.01% )	0.02%

Allowance at end of period as a % of total loans	1.55%	1.74%

Charge-offs for the six months ended June 30, 2014, were $15,000, compared to $125,000 for the same period in 2013. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first six months of 2013, there was one consumer real estate loan that was charged off for $78,000 as well as one loan to a construction company that was charged off for $34,000. In the first six months of 2014, only a few small consumer loans were charged off resulting in the decline from the prior year.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. The composition of the Corporation’s loan portfolio carries a larger agriculture loan weighting compared to December 31, 2013 and June 30, 2013. However, offsetting the additional risk represented by larger agriculture loan balances, the quality of the loan portfolio has improved since 2013. Management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans. The financial industry typically evaluates the quality of loans on a scale with “unclassified” representing healthy loans, “special mention” being the first indication of credit concern, and several successive classified ratings indicating further credit declines of “substandard,” “doubtful,” and, ultimately, “loss.”

The Corporation’s total classified loans were $16.6 million as of June 30, 2014, $16.6 million as of December 31, 2013, and $21.5 million as of June 30, 2013. Having more loans in a classified status will result in a higher allowance as higher projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. As of June 30, 2013, there was a specifically allocated allowance amount of $13,000 against the classified loans, but no specifically allocated allowance was required as of December 31, 2013, or June 30, 2014. While the level of classified loans could have a significant bearing on the allowance, currently they are not having a material influence. The classified loans could require larger provision amounts due to a higher potential risk of loss, so as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation continues to experience very low net charge-off percentages due to strong credit practices. For the first six months of 2014, recoveries exceeded charge-offs, resulting in a net recovery position. Management continually monitors delinquencies, classified loans, and charge-off activity closely, and is not anticipating significant increases throughout the remainder of 2014. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

The allowance as a percentage of total loans was 1.55% as of June 30, 2014, 1.65% as of December 31, 2013, and 1.74% as of June 30, 2013. Management anticipates that the rate of decline in the allowance percentage will slow during the remainder of 2014 due to the unlikelihood of very low levels of delinquencies, non-performing loans and historical losses declining further.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $1.1 million, or 5.1%, to $22.6 million as of June 30, 2014, from $21.5 million as of June 30, 2013. New furniture and equipment at the two branches opened during 2013 was responsible for the majority of the increase. As of June 30, 2014, $120,000 was classified as construction in process compared to $565,000 as of June 30, 2013.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $4.0 million of regulatory stock holdings as of June 30, 2014, consisted of $3.8 million of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $3.7 million on June 30, 2013, and $3.8 million as of June 30, 2014, with no excess capital stock position at that time. Any future excess capital stock repurchase would not impact the Corporation unless the amount of FHLB borrowings would decline and then cause an excess capital stock position. Stock repurchases by the FHLB occur every quarter.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The FHLB of Pittsburgh has paid a quarterly dividend since the resumption of their dividend in the first quarter of 2012. Most recently the dividend yield was 4.00% annualized for the second quarter of 2014. Management continues to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Deposits

The Corporation’s total ending deposits increased $27.1 million, or 4.1%, and $33.0 million, or 5.1%, from December 31, 2013, and June 30, 2013, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity market led customers back to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed slightly since June 30, 2013, with the largest changes being a $14.2 million, or 8.4% increase, in non-interest bearing demand deposit accounts, a $12.9 million, or 19.3% increase, in NOW accounts, a $5.2 million, or 8.8% increase, in money market balances, a $9.1 million, or 7.6% increase, in savings account balances, and a $5.5 million, or 131.9% increase, in brokered time deposits. Partially offsetting these increases, time deposits decreased by $12.5 million, or 5.7%, from June 30, 2013 to June 30, 2014.

The increase in non-interest bearing demand accounts and savings account balances is the result of historically low interest rates, which have resulted in little difference between savings rates and other core deposit rates and even short-term time deposit rates. Customers view demand deposits and savings as the safest, most convenient place to maintain funds for maximum flexibility. Management believes these deposit account types will continue to hold higher balances until short-term interest rates increase.

The Deposits by Major Classification table, shown below, provides the balances of each category for June 30, 2014, December 31, 2013, and June 30, 2013.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2014	2013	2013
	$	$	$

Non-interest bearing demand	183,149	173,070	168,967
Interest bearing demand	9,494	13,055	10,862
NOW accounts	79,818	70,540	66,931
Money market deposit accounts	64,692	61,882	59,479
Savings accounts	129,659	120,935	120,555
Time deposits	207,258	210,003	219,761
Brokered time deposits	9,631	7,141	4,153
Total deposits	683,701	656,626	650,708

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of June 30, 2014, time deposit balances, excluding brokered deposits, had decreased $2.7 million, or 1.3%, and $12.5 million, or 5.7%, from December 31, 2013 and June 30, 2013, respectively. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas.

Time deposits are a safe investment with FDIC coverage insuring no loss of principal up to $250,000 per account, based on certain account structures. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the $250,000 FDIC insurance coverage on all deposit accounts was made permanent. This has caused an increase in the percentage of time deposits over $100,000 held by the Corporation. While total time deposits continue to decline in the present environment, the percentage of time deposits over $100,000 compared to total time deposits has increased and is expected to remain at these higher percentages due to the FDIC coverage. Management anticipates that the recent declines in time deposits will likely continue until interest rates increase and cause more of a separation between longer-term rates and overnight rates.

Borrowings

Total borrowings were $74.6 million, $68.9 million, and $68.0 million as of June 30, 2014, December 31, 2013, and June 30, 2013, respectively. Of these amounts, $5.4 million and $3.9 million reflect short term funds for June 30, 2014 and December 31, 2013, respectively. The Corporation had no short-term funds borrowed as of June 30, 2013. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $69.2 million as of June 30, 2014, $65.0 million as of December 31, 2013, and $68.0 million as of June 30, 2013. The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers. The repurchase agreement portion of the long-term debt was $15.0 million at June 30, 2014, December 31, 2013, and June 30, 2013. FHLB long-term advances were $54.2 million at June 30, 2014, $50.0 million at December 31, 2013, and $53.0 million as of June 30, 2013. Both FHLB advances and repurchase agreements are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances at significant rate savings. In the current interest rate environment, management has preferred to seek new long-term borrowings from FHLB rather than through repurchase agreements. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of June 30, 2014, the Corporation was significantly under this policy guideline at 7.0% of asset size with $59.6 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of June 30, 2014, the Corporation was significantly under this policy guideline at 83.2% of capital with $74.6 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings well within these policy guidelines throughout all of 2013 and through the first half of 2014.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $250.6 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of June 30, 2014	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	18.0%	8.0%	10.0%
Bank	17.9%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.8%	4.0%	6.0%
Bank	16.7%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.7%	4.0%	5.0%
Bank	10.6%	4.0%	5.0%

As of December 31, 2013
Total Capital to Risk-Weighted Assets
Consolidated	17.9%	8.0%	10.0%
Bank	17.8%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.6%	4.0%	6.0%
Bank	16.5%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.8%	4.0%	5.0%
Bank	10.7%	4.0%	5.0%

As of June 30, 2013
Total Capital to Risk-Weighted Assets
Consolidated	17.6%	8.0%	10.0%
Bank	17.5%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.3%	4.0%	6.0%
Bank	16.3%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.6%	4.0%	5.0%
Bank	10.5%	4.0%	5.0%

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Dividends play a vital role in the management of capital levels of the Corporation. Management seeks a balance between maintaining a sufficient cushion of excess capital above regulatory limits versus the payment of dividends to the shareholders as a direct return of their investment. Due to a constant stream of healthy earnings, the payment of dividends also helps to maintain capital at levels needed to provide an adequate return of equity to the shareholders. The Corporation’s dividends per share for the six months ended June 30, 2014, were $0.53, compared to $0.52 for the six months ended June 30, 2013. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier I capital to average assets between 10.0% and 12.0%. The Corporation’s current tier I capital ratio is 10.7%. The capital plan also targets a long term dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, the Corporation’s goal is to maintain and target a payout ratio within this range. For the six months ended June 30, 2014, the payout ratio was slightly higher than the desired range at 42.4%.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of June 30, 2014, December 31, 2013, and June 30, 2013, the Corporation showed unrealized losses, net of tax, of $189,000, $3,940,000, and $1,083,000, respectively. These unrealized losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. The changes in unrealized losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of June 30, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

June 30,
2014
$
Commitments to extend credit:
Revolving home equity	32,449
Construction loans	20,590
Real estate loans	15,179
Business loans	72,439
Consumer loans	1,900
Other	3,423
Standby letters of credit	10,033

Total	156,013

Jumpstart Our Business Startups Act

In April 2012, President Obama signed the Jumpstart Our Business Startups Act (the “JOBS Act”) into law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

While the JOBS Act does not have any current application to the Corporation, management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally creates a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank is expected to have a significant impact on the Corporation’s business operations as its provisions take effect. It is difficult to predict at this time what specific cumulative impact Dodd-Frank and the yet-to-be-written implementing rules and regulations will have on community banks. However, it is expected that, at a minimum, they will increase the Corporation’s operating and compliance costs and could increase interest expense. Among the provisions that are likely to affect the Corporation are the following:

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

Deposit Insurance

Dodd-Frank permanently increased the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor. Additionally, on February 7, 2011, the Board of Directors of the FDIC approved a final rule based on the Dodd-Frank Act that revises the assessment base from one based on domestic deposits to one based on assets. This change, which was effective in April 2011, saved the Corporation a significant amount of FDIC insurance premiums from the significantly higher FDIC insurance premiums placed into effect after the financial crisis.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The Corporation was within internal gap guidelines for all ratios as of June 30, 2014. The gap ratios as of June 30, 2014, had decreased since December 31, 2013, with a one-year gap of 76% and a three-year gap of 84%. Management has been maintaining higher levels of cash and cash equivalents to assist in offsetting the Corporation’s relatively long securities portfolio, but due to the sale of a number of shorter maturity securities and more deposits and borrowings that reprice in the short term, the gap ratios declined to levels lower than previous quarters. The strategy of maintaining higher cash levels to improve gap ratios and act as an immediate hedge against liquidity risk and interest rate risk is expected to continue until the securities portfolio is materially shorter in duration.

Although it is unlikely that short term rates will increase in 2014 and into 2015, management’s current position is to increase maturity gap percentages slightly throughout the remainder of 2014 and still maintain them within guidelines. Higher gap ratios will help the Corporation when rates do rise and it is important to take action to increase gap ratios in future quarters. The risk in maintaining high gap percentages is that, should interest rates not rise, maturing assets will reprice at lower rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which negatively impacts the Corporation’s interest income and margin. The risk of liabilities repricing at higher interest rates is very low in the present environment as over half of the Corporation’s deposits are core deposits with no repricing expected to occur in the near future. The remainder of the Corporation’s maturing liabilities made up of time deposits and borrowings are generally repricing to lower interest rates. Therefore, higher levels of liabilities repricing would currently benefit the Corporation.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

Ideally, management would prefer to maintain slightly higher six-month and one-year gap ratios than the current levels in order to prepare for rates-up, while still maintaining a higher three-year gap ratio to be positioned to reinvest assets after interest rates have increased significantly over a period of time. For example, even if the FOMC were to begin increasing short-term interest rates in early 2015, it would likely be at least until late 2015 or early 2016 before interest rates would likely near the highs of the next rate cycle. The Corporation’s current one-year gap ratio is lower than it was at December 31, 2013, primarily as result of selling a number of corporate securities during 2014, which had shorter maturities and having fewer short agency instruments to offset the longer CMO, MBS, and municipal portfolios. The Corporation’s significantly high overnight cash position is to counter the relatively light initial cash ladder of the securities portfolio and will allow the Corporation to immediately invest in higher yielding instruments when interest rates rise. The risk of carrying large cash balances and positioning for higher interest rates too early may subject the Corporation to more repricing risk and lower net interest margin. Currently, the Corporation’s net interest margin is not improving from prior levels due to lower security yields resulting from higher amortization and lower loan yields resulting from competitive pricing in the current interest rate environment. Management’s future asset liability decisions will be dependent upon improvements in asset yield as well as the expected timing of short-term rate increases. Management expects that the gap ratios will remain within the established guidelines throughout the remainder of 2014.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of June 30, 2014, the Corporation was within guidelines for all of the above measurements except the securities portfolio liquidity as a percentage of assets. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 5% and 10% of total assets. As of June 30, 2014, these cash flows represented 3.7% of total assets, which is under the lower guideline. However, when factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 7.2% of total assets. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management has been carrying an average of $35 million to $45 million of cash and cash equivalents on a daily basis throughout the first half of 2014, and expects this will continue in the near future. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of June 30, 2014. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation that would be experienced over one year, assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk. The analysis of changes in net interest income due to changes in interest rates is commonly referred to as interest rate sensitivity. The Corporation’s interest rate sensitivity analysis indicates were interest rates to go up immediately the Corporation would realize more net interest income. This is due to the ability of the Corporation to immediately achieve higher interest earnings on interest-earning assets while having the ability to limit the amount of increase in interest-bearing liabilities based on the timing of deposit rate changes. This results in an increase in net interest income in the up-rate scenarios, but a decline in net interest income in the down-rate scenarios.

The second quarter 2014 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of June 30, 2014, the Corporation was well within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios show a positive impact to net interest income. This is largely due to the increase in variable rate loans that has occurred during this historically low rate environment and the higher cash balances. On the liability side, if interest rates do increase, it is typical for management to react slowly in increasing deposit rates. The increases in net interest income in the up-rate scenarios are slightly lower than the increases reflected at December 31, 2013, but importantly still show improved net interest income. It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities, which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario. However, even in the highly unlikely down-rate scenarios, the Corporation’s exposure to declining net interest income is still within policy guidelines.

Management’s primary concern in this current rate environment is with higher interest rate scenarios; therefore, they are reviewed with more scrutiny. For the rates-up 100 basis point scenario, net interest income increased minimally by 0.8% compared to the rates unchanged scenario. This minimal increase reflects the fact that some loans are priced at floor rates of 4.00% currently and would not be able to immediately reprice by the full amount of the rate movement. However, in the remaining rates-up scenarios, the net interest income increases more substantially reflecting the full repriceabilty of the Corporation’s interest-earning assets. For the rates-up 200, 300, and 400 basis point scenarios, net interest income increased by 3.5%, 7.5%, and 11.9%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, -15%, and -20% for the rates up 100, 200, 300, and 400 basis point scenarios, respectively.

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

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of June 30, 2014, the Corporation was within guidelines for all scenarios with the rates-up exposures showing less volatility than the December 31, 2013 measurements. The decrease in fair value exposure since December 31, 2013, can be primarily attributed to holding higher levels of cash that have no fair value risk. Additionally, the value of non-interest bearing deposit accounts has always been highly favorable in a rising rate environment as these balances are more valuable as interest rates rise. In the first quarter of 2013, the asset liability model settings were changed for the Corporation’s interest-bearing core deposit accounts to reflect their true value more accurately as rates rise based on assumptions regarding the proportionality of their rates changing in relation to the change in the Prime rate.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The results as of June 30, 2014, indicate that the Corporation’s net portfolio value would experience a slight valuation gain of 1.4% in the rates-up 100 basis point scenario, a loss of 2.4% in the rates-up 200 basis point scenario, and losses of 8.6% and 16.3% in the rates-up 300 and 400 basis point scenarios, respectively. Management’s maximum permitted declines in net portfolio value by policy are -7.5% for rates-up 100 basis points, graduating up to -30% for rates-up 400 basis points. A valuation loss indicates that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The more significant valuation losses represented in the higher rates-up scenarios are indicative of the Corporation’s longer-term assets like residential mortgages and municipal securities showing significant declines in value as interest rates increase further. However, the value of the cash held by the Corporation and the non-interest bearing deposits helps to offset this negative exposure to a large degree. It is not anticipated that these exposures to valuation changes will change materially during the remainder of 2014. Additionally, based on three past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, when short term interest rates do increase. The Corporation’s core deposits have been stable through a number of rate cycles.

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

Index ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of June 30, 2014, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index ENB FINANCIAL CORP

PART II – OTHER INFORMATION

June 30, 2014

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended June 30, 2014.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

April 2014	—	—	—	28,060
May 2014	—	—	—	28,060
June 2014	2,000	$29.60	2,000	26,060

Total	2,000

*On August 13, 2008, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans previously mentioned. The first purchase of common stock under this plan occurred on August 27, 2008. By June 30, 2014, a total of 113,940 shares were repurchased at a total cost of $2,960,000 for an average cost per share of $25.98. Management may choose to repurchase additional shares during the remainder of 2014.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Nothing to Report

Index ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Incorporation of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	2011 Employee Stock Purchase Plan	****

10.3	2010 Non-Employee Directors’ Stock Plan	*****

11	Statement re: computation of per share earnings (Included on page 4 herein)	4

31.1	Section 302 Chief Executive Officer Certification	75

31.2	Section 302 Principal Financial Officer Certification	76

32.1	Section 1350 Chief Executive Officer Certification	77

32.2	Section 1350 Principal Financial Officer Certification	78

*	Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.

**	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.

***	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2008.

****	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.

*****	Incorporated herein by reference to Exhibit 10 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 4, 2010.

Index ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: August 13, 2014	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
Chief Executive Officer and President

Dated: August 13, 2014	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

Index ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2011 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)
10.3	2010 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 75
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 76
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 77
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 78

