Form 10-Q
period 2014-09-30
ENB Financial Corp
filed 2014-11-13
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

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

Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 3, 2014, the registrant had 2,857,415 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

September 30, 2014

Index ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,	September 30,
	2014	2013	2013
	$	$	$
ASSETS
Cash and due from banks	13,003	15,596	12,579
Interest-bearing deposits in other banks	31,076	8,981	17,753

Total cash and cash equivalents	44,079	24,577	30,332

Securities available for sale (at fair value)	301,297	300,328	280,705

Loans held for sale	257	59	308

Loans (net of unearned income)	457,873	438,220	435,916

Less: Allowance for loan losses	6,968	7,219	7,283

Net loans	450,905	431,001	428,633

Premises and equipment	22,693	23,012	22,305
Regulatory stock	4,184	3,660	3,415
Bank owned life insurance	20,406	19,911	19,719
Other assets	6,970	9,708	9,131

Total assets	850,791	812,256	794,548

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	188,391	173,070	165,874
Interest-bearing	498,953	483,556	476,877

Total deposits	687,344	656,626	642,751

Short-term borrowings	7,260	3,900	—
Long-term debt	62,300	65,000	65,000
Other liabilities	2,465	2,954	2,606

Total liabilities	759,369	728,480	710,357

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,857,415
(Issued 2,869,557 and Outstanding 2,856,026 as of 12-31-13)
(Issued 2,869,557 and Outstanding 2,852,097 as of 9-30-13)	574	574	574
Capital surplus	4,368	4,353	4,344
Retained earnings	86,169	83,165	81,767
Accumulated other comprehensive income (loss), net of tax	666	(3,940)	(2,009)
Less: Treasury stock cost on 12,142 shares (13,531 shares
as of 12-31-13 and 17,460 shares as of 9-30-13)	(355)	(376)	(485)

Total stockholders' equity	91,422	83,776	84,191

Total liabilities and stockholders' equity	850,791	812,256	794,548

See Notes to the Unaudited Consolidated Interim Financial Statements

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	4,848	4,766	14,444	14,224
Interest on securities available for sale
Taxable	944	1,016	3,166	2,795
Tax-exempt	827	913	2,547	2,840
Interest on deposits at other banks	17	18	44	56
Dividend income	60	32	192	92

Total interest and dividend income	6,696	6,745	20,393	20,007

Interest expense:
Interest on deposits	777	853	2,343	2,651
Interest on borrowings	378	469	1,246	1,449

Total interest expense	1,155	1,322	3,589	4,100

Net interest income	5,541	5,423	16,804	15,907

Credit for loan losses	—	—	(300)	(150)

Net interest income after credit for loan losses	5,541	5,423	17,104	16,057

Other income:
Trust and investment services income	309	273	959	883
Service fees	507	461	1,321	1,300
Commissions	507	491	1,467	1,467
Gains on securities transactions, net	624	537	1,891	2,216
Impairment losses on securities:
Impairment gains on investment securities	—	139	15	178
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	—	(183)	(37)	(335)
Net impairment losses on investment securities	—	(44)	(22)	(157)
Gains on sale of mortgages	120	20	250	208
Earnings on bank-owned life insurance	163	162	477	480
Other income	45	39	280	274

Total other income	2,275	1,939	6,623	6,671

Operating expenses:
Salaries and employee benefits	3,517	3,193	10,428	9,545
Occupancy	476	462	1,451	1,303
Equipment	287	248	815	716
Advertising & marketing	95	68	350	307
Computer software & data processing	393	386	1,188	1,193
Shares tax	170	215	536	644
Professional services	311	297	991	925
Other expense	518	478	1,595	1,566

Total operating expenses	5,767	5,347	17,354	16,199

Income before income taxes	2,049	2,015	6,373	6,529

Provision for federal income taxes	337	274	1,083	958

Net income	1,712	1,741	5,290	5,571

Earnings per share of common stock	0.60	0.61	1.85	1.95

Cash dividends paid per share	0.27	0.26	0.80	0.78

Weighted average shares outstanding	2,857,225	2,851,695	2,855,417	2,851,863

See Notes to the Unaudited Consolidated Interim Financial Statements

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	$	$	$	$

Net income	1,712	1,741	5,290	5,571

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):

Other-than-temporarily impaired securities available for sale:

Gains arising during the period	—	139	15	178
Income tax effect	—	(47)	(5)	(60)
	—	92	10	118

Losses recognized in earnings	—	44	22	157
Income tax effect	—	(15)	(7)	(54)
	—	29	15	103
Unrealized holding gains on other-than-temporarily impaired
securities available for sale, net of tax	—	121	25	221

Securities available for sale not other-than-temporarily impaired:

Gains (losses) arising during the period	1,919	(1,049)	8,833	(11,257)
Income tax effect	(652)	357	(3,004)	3,827
	1,267	(692)	5,829	(7,430)

Gains recognized in earnings	(624)	(537)	(1,891)	(2,216)
Income tax effect	212	182	643	753
	(412)	(355)	(1,248)	(1,463)
Unrealized holding gains (losses) on securities available for sale not
other-than-temporarily impaired, net of tax	855	(1,047)	4,581	(8,893)

Other comprehensive income (loss), net of tax	855	(926)	4,606	(8,672)

Comprehensive Income (Loss)	2,567	815	9,896	(3,101)

See Notes to the Unaudited Consolidated Interim Financial Statements

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2014	2013
	$	$
Cash flows from operating activities:
Net income	5,290	5,571
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	3,726	3,086
Decrease in interest receivable	208	152
Decrease in interest payable	(100)	(101)
Credit for loan losses	(300)	(150)
Gains on securities transactions, net	(1,891)	(2,216)
Impairment losses on securities	22	157
Gains on sale of mortgages	(250)	(208)
Loans originated for sale	(8,867)	(10,276)
Proceeds from sales of loans	8,919	10,944
Earnings on bank-owned life insurance	(477)	(480)
Loss on sale of other real estate owned	23	—
Depreciation of premises and equipment and amortization of software	1,086	990
Deferred income tax	480	(171)
Decrease in prepaid federal deposit insurance	—	936
Other assets and other liabilities, net	(663)	(386)
Net cash provided by operating activities	7,206	7,848

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	24,173	41,994
Proceeds from sales	99,348	76,427
Purchases	(119,273)	(107,602)
Purchase of other real estate owned	(56)	—
Proceeds from sale of other real estate owned	48	—
Purchase of regulatory bank stock	(890)	(230)
Redemptions of regulatory bank stock	366	963
Purchase of bank-owned life insurance	(18)	(23)
Net increase in loans	(19,699)	(21,695)
Purchases of premises and equipment	(691)	(2,333)
Purchase of computer software	(140)	(44)
Net cash used for investing activities	(16,832)	(12,543)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	33,356	17,951
Net decrease in time deposits	(2,638)	(8,361)
Net increase in short-term borrowings	3,360	—
Proceeds from long-term debt	13,800	5,000
Repayments of long-term debt	(16,500)	(13,000)
Dividends paid	(2,286)	(2,225)
Treasury stock sold	374	359
Treasury stock purchased	(338)	(357)
Net cash provided by (used for) financing activities	29,128	(633)
Increase (decrease) in cash and cash equivalents	19,502	(5,328)
Cash and cash equivalents at beginning of period	24,577	35,660
Cash and cash equivalents at end of period	44,079	30,332

Supplemental disclosures of cash flow information:
Interest paid	3,689	4,201
Income taxes paid	300	950

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned from loans	56	—
Fair value adjustments for securities available for sale	6,979	(13,138)

See Notes to the Unaudited Consolidated Interim Financial Statements

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

1.	Basis of Presentation

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the third quarter of 2014, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2013.

2.	Securities Available for Sale

The amortized cost and fair value of securities held at September 30, 2014, and December 31, 2013, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2014
U.S. government agencies	37,702	30	(902)	36,830
U.S. agency mortgage-backed securities	46,485	438	(187)	46,736
U.S. agency collateralized mortgage obligations	59,309	149	(735)	58,723
Corporate bonds	53,053	174	(239)	52,988
Obligations of states and political subdivisions	98,363	2,723	(429)	100,657
Total debt securities	294,912	3,514	(2,492)	295,934
Marketable equity securities	5,376	6	(19)	5,363
Total securities available for sale	300,288	3,520	(2,511)	301,297

December 31, 2013
U.S. government agencies	41,671	148	(2,152)	39,667
U.S. agency mortgage-backed securities	52,502	101	(680)	51,923
U.S. agency collateralized mortgage obligations	42,465	161	(938)	41,688
Private collateralized mortgage obligations	4,135	44	(138)	4,041
Corporate bonds	56,437	430	(673)	56,194
Obligations of states and political subdivisions	103,936	1,057	(3,349)	101,644
Total debt securities	301,146	1,941	(7,930)	295,157
Marketable equity securities	5,151	20	—	5,171
Total securities available for sale	306,297	1,961	(7,930)	300,328

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at September 30, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)
	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	28,512	28,467
Due after one year through five years	102,658	102,407
Due after five years through ten years	74,412	73,867
Due after ten years	89,330	91,193
Total debt securities	294,912	295,934

Securities available for sale with a par value of $78,631,000 and $86,392,000 at September 30, 2014, and December 31, 2013, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $81,577,000 at September 30, 2014, and $86,993,000 at December 31, 2013.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF DEBT SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Proceeds from sales	29,834	41,252	99,304	76,427
Gross realized gains	825	1,149	2,559	2,852
Gross realized losses	201	612	685	636

SUMMARY OF GAINS AND LOSSES ON DEBT SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Gross realized gains	825	1,149	2,559	2,852

Gross realized losses	201	612	685	636
Impairment on securities	—	44	22	157
Total gross realized losses	201	656	707	793

Net gains on securities	624	493	1,852	2,059

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

Information pertaining to securities with gross unrealized losses at September 30, 2014, and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of September 30, 2014
U.S. government agencies	11,637	(53)	19,339	(849)	30,976	(902)
U.S. agency mortgage-backed securities	6,496	(44)	4,447	(143)	10,943	(187)
U.S. agency collateralized mortgage obligations	27,492	(320)	13,172	(415)	40,664	(735)
Corporate bonds	18,388	(94)	6,574	(145)	24,962	(239)
Obligations of states & political subdivisions	5,794	(33)	20,704	(396)	26,498	(429)

Total debt securities	69,807	(544)	64,236	(1,948)	134,043	(2,492)

Marketable equity securities	205	(19)	—	—	205	(19)

Total temporarily impaired securities	70,012	(563)	64,236	(1,948)	134,248	(2,511)

As of December 31, 2013
U.S. government agencies	33,043	(1,735)	3,603	(417)	36,646	(2,152)
U.S. agency mortgage-backed securities	31,810	(659)	4,938	(21)	36,748	(680)
U.S. agency collateralized mortgage obligations	28,138	(938)	—	—	28,138	(938)
Private collateralized mortgage obligations	1,384	(59)	1,790	(79)	3,174	(138)
Corporate bonds	32,349	(664)	2,010	(9)	34,359	(673)
Obligations of states & political subdivisions	58,920	(2,778)	8,950	(571)	67,870	(3,349)

Total temporarily impaired securities	185,644	(6,833)	21,291	(1,097)	206,935	(7,930)

There were four equity securities that were considered temporarily impaired at September 30, 2014, but none at December 31, 2013. The temporarily impaired equity securities are all bank stocks held at the holding company which are subject to market value adjustments based on volatile stock prices. In the debt security portfolio, there are 95 positions that were considered temporarily impaired at September 30, 2014. There were no instruments considered to be other-than-temporarily impaired at September 30, 2014.

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

The following tables reflect the amortized cost, market value, and unrealized loss as of September 30, 2014 and 2013, on the PCMO securities held which had impairment taken in each respective year. In 2014, there was one PCMO that had impairment taken during the first quarter prior to the sale of the remaining PCMO portfolio. In 2013, there were three PCMOs that had impairment taken in the year-to-date period. The values shown below are after the Corporation recorded year-to-date impairment charges of $22,000 through September 30, 2014, and $157,000 through September 30, 2013. The $22,000 and $157,000 are deemed to be credit losses and are the amounts that management expects the principal losses would be by the time these securities mature. The remaining $166,000 of unrealized losses as of September 30, 2013, was deemed to be market value losses that were considered temporary. Because all of the remaining PCMO securities were sold during the second quarter of 2014, there are no temporary market value losses remaining at September 30, 2014.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

SECURITY IMPAIRMENT CHARGES

(DOLLARS IN THOUSANDS)

As of September 30, 2014
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Impaired private collateralized mortgage obligations	—	—	—	(22)

As of September 30, 2013
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Impaired private collateralized mortgage obligations	3,411	3,245	(166)	(157)

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held:

CREDIT LOSSES RECOGNIZED IN EARNINGS ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	$	$	$	$

Beginning balance	—	1,090	1,148	977

Credit losses on debt securities for which other-than-
temporary impairment has not been previously recognized	—	—	—	—

Additional credit losses on debt securities for which other-
than-temporary impairment was previously recognized	—	44	22	157

Sale of debt securities with previously recognized impairment	—	(89)	(1,170)	(89)

Ending balance	—	1,045	—	1,045

With the sale of the remaining PCMO portfolio during the second quarter of 2014, there are no remaining impairment balances as of September 30, 2014.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements
3.	Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of September 30, 2014, and December 31, 2013.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2014	2013
	$	$
Commercial real estate
Commercial mortgages	95,173	97,243
Agriculture mortgages	133,588	114,533
Construction	9,054	9,399
Total commercial real estate	237,815	221,175

Consumer real estate (a)
1-4 family residential mortgages	123,203	127,253
Home equity loans	9,915	10,889
Home equity lines of credit	26,672	21,097
Total consumer real estate	159,790	159,239

Commercial and industrial
Commercial and industrial	29,366	28,719
Tax-free loans	12,550	10,622
Agriculture loans	14,089	14,054
Total commercial and industrial	56,005	53,395

Consumer	3,833	4,063

Gross loans prior to deferred fees	457,443	437,872
Less:
Deferred loan costs, net	(430)	(348)
Allowance for loan losses	6,968	7,219
Total net loans	450,905	431,001

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $12,523,000 and $4,866,000 as of September 30, 2014, and December 31, 2013, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of September 30, 2014 and December 31, 2013. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

September 30, 2014	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	86,244	130,156	7,139	28,089	12,550	13,611	277,789
Special Mention	3,165	1,250	—	203	—	278	4,896
Substandard	5,764	2,182	1,915	1,074	—	200	11,135
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	95,173	133,588	9,054	29,366	12,550	14,089	293,820

December 31, 2013	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	85,683	112,253	7,402	27,082	10,390	13,425	256,235
Special Mention	4,996	—	—	213	—	293	5,502
Substandard	6,564	2,280	1,997	1,424	232	336	12,833
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	97,243	114,533	9,399	28,719	10,622	14,054	274,570

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of September 30, 2014 and December 31, 2013:

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

September 30, 2014	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	123,055	9,845	26,672	3,831	163,403
Non-performing	148	70	—	2	220

Total	123,203	9,915	26,672	3,833	163,623

December 31, 2013	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	127,039	10,889	21,097	4,046	163,071
Non-performing	214	—	—	17	231

Total	127,253	10,889	21,097	4,063	163,302

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of September 30, 2014 and December 31, 2013:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
September 30, 2014	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	193	449	642	94,531	95,173	—
Agriculture mortgages	—	—	—	—	133,588	133,588	—
Construction	—	—	—	—	9,054	9,054	—
Consumer real estate
1-4 family residential mortgages	678	346	148	1,172	122,031	123,203	148
Home equity loans	62	17	70	149	9,766	9,915	70
Home equity lines of credit	—	—	—	—	26,672	26,672	—
Commercial and industrial
Commercial and industrial	—	65	130	195	29,171	29,366	—
Tax-free loans	—	—	—	—	12,550	12,550	—
Agriculture loans	—	—	—	—	14,089	14,089	—
Consumer	15	4	2	21	3,812	3,833	2
Total	755	625	799	2,179	455,264	457,443	220

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2013	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	205	—	205	97,038	97,243	—
Agriculture mortgages	69	—	—	69	114,464	114,533	—
Construction	—	—	—	—	9,399	9,399	—
Consumer real estate
1-4 family residential mortgages	1,089	401	214	1,704	125,549	127,253	214
Home equity loans	57	—	—	57	10,832	10,889	—
Home equity lines of credit	15	13	—	28	21,069	21,097	—
Commercial and industrial
Commercial and industrial	20	—	—	20	28,699	28,719	—
Tax-free loans	—	—	—	—	10,622	10,622	—
Agriculture loans	—	—	—	—	14,054	14,054	—
Consumer	10	13	17	40	4,023	4,063	17
Total	1,260	632	231	2,123	435,749	437,872	231

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2014 and December 31, 2013:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2014	2013
	$	$

Commercial real estate
Commercial mortgages	1,289	992
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	—
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	76	109
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,365	1,101

As of September 30, 2014 and December 31, 2013, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three and nine months ended September 30, 2014 and September 30, 2013, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	$	$	$	$

Average recorded balance of impaired loans	2,534	2,853	2,589	2,862
Interest income recognized on impaired loans	27	28	81	85

Interest income on impaired loans would have increased by approximately $9,000 and $32,000 for the three and nine months ended September 30, 2014, respectively, compared to $22,000 and $64,000 for the three and nine months ended September 30, 2013, had these loans performed in accordance with their original terms.

During the nine months ended September 30, 2014 and 2013, there were no loan modifications made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of September 30, 2014, December 31, 2013, and September 30, 2013:

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	1,289	1,386	—	924	—
Agriculture mortgages	1,556	1,556	—	1,574	81
Construction	—	—	—	—	—
Total commercial real estate	2,845	2,942	—	2,498	81

Commercial and industrial
Commercial and industrial	76	76	—	91	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	76	76	—	91	—

Total with no related allowance	2,921	3,018	—	2,589	81

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,289	1,386	—	924	—
Agriculture mortgages	1,556	1,556	—	1,574	81
Construction	—	—	—	—	—
Total commercial real estate	2,845	2,942	—	2,498	81

Commercial and industrial
Commercial and industrial	76	76	—	91	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	76	76	—	91	—

Total	2,921	3,018	—	2,589	81

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	992	1,088	—	1,119	1
Agriculture mortgages	1,592	1,592	—	1,609	112
Construction	—	—	—	—	—
Total commercial real estate	2,584	2,680	—	2,728	113

Commercial and industrial
Commercial and industrial	109	109	—	99
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	109	109	—	99	—

Total with no related allowance	2,693	2,789	—	2,827	113

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	992	1,088	—	1,119	1
Agriculture mortgages	1,592	1,592	—	1,609	112
Construction	—	—	—	—	—
Total commercial real estate	2,584	2,680	—	2,728	113

Commercial and industrial
Commercial and industrial	109	109	—	99	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	109	109	—	99	—

Total	2,693	2,789	—	2,827	113

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	1,224	1,321	—	1,159	1
Agriculture mortgages	1,603	1,603	—	1,613	84
Construction	—	—	—	—	—
Total commercial real estate	2,827	2,924	—	2,772	85

Commercial and industrial
Commercial and industrial	31	31	—	45	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	31	31	—	45	—

Total with no related allowance	2,858	2,955	—	2,817	85

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	102	102	8	45	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	102	102	8	45	—

Total with a related allowance	102	102	8	45	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,224	1,321	—	1,159	1
Agriculture mortgages	1,603	1,603	—	1,613	84
Construction	—	—	—	—	—
Total commercial real estate	2,827	2,924	—	2,772	85

Commercial and industrial
Commercial and industrial	133	133	8	90	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	133	133	8	90	—

Total	2,960	3,057	8	2,862	85

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2013	3,657	1,346	1,416	102	698	7,219

Charge-offs	—	—	—	(15)	—	(15)
Recoveries	4	5	43	—	—	52
Provision	(150)	51	(117)	17	(1)	(200	)(1)

Balance - March 31, 2014	3,511	1,402	1,342	104	697	7,056

Charge-offs	—	—	—	—	—	—
Recoveries	3	—	9	—	—	12
Provision	(106)	44	12	(24)	(26)	(100	)(1)

Ending Balance - June 30, 2014	3,408	1,446	1,363	80	671	6,968

Charge-offs	—	—	(12)	(2)	—	(14)
Recoveries	—	—	14	—	—	14
Provision	159	(34)	(74)	3	(54)	—

Ending Balance - September 30, 2014	3,567	1,412	1,291	81	617	6,968

(1)	The Corporation recognized a $200,000 credit provision in the first quarter of 2014 and a $100,000 credit provision in the second quarter of 2014 as a result of lower levels of substandard loans, and continued low levels of total classified loans, impaired loans, non-accrual loans, recoveries in excess of charge-offs, continuing declines in historic loss ratio, and improving qualitative factors.

During the nine months ended September 30, 2014, credit provisions were recorded for the commercial real estate, commercial and industrial, and consumer loan categories while there was a small provision expense required for the consumer real estate loan category. There have been no commercial loan charge-offs during the past year, which reduced the historical loss rates and ultimately resulted in a lower required reserve amount for the commercial loan categories. Qualitative factors have been shifting, with some increasing and some decreasing, but overall, qualitative factors across the board have been declining. Conversely, factors in the allowance calculation related to consumer real estate were increased in the first nine months of 2014 as a result of the mortgage initiative and focus on increasing volume in this area.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2012	3,575	1,510	1,640	61	730	7,516

Charge-offs	—	(78)	(41)	(6)	—	(125)
Recoveries	—	—	16	—	—	16
Provision	(355)	48	281	7	(31)	(50	)(1)

Balance - March 31, 2013	3,220	1,480	1,896	62	699	7,357

Charge-offs	—	—	—	—	—	—
Recoveries	—	—	16	—	—	16
Provision	8	(22)	(107)	19	2	(100	)(1)

Ending Balance - June 30, 2013	3,228	1,458	1,805	81	701	7,273

Charge-offs	—	—	—	(10)	—	(10)
Recoveries	—	—	19	1	—	20
Provision	494	(26)	(213)	7	(262)	—	(1)

Ending Balance - September 30, 2013	3,722	1,432	1,611	79	439	7,283

(1)	The Corporation recognized a $50,000 credit provision in the first quarter of 2013, and a $100,000 credit provision in the second quarter of 2013, with no provision recorded in the third quarter of 2013, for a total year-to-date credit provision of $150,000, as a result of lower levels of non-performing and delinquent loans, and minimum charge-offs.

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of September 30, 2014 and December 31, 2013:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of September 30, 2014:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated
for impairment	3,567	1,412	1,291	81	617	6,968

Loans receivable:
Ending balance	237,815	159,790	56,005	3,833		457,443
Ending balance: individually evaluated
for impairment	2,845	—	76	—		2,921
Ending balance: collectively evaluated
for impairment	234,970	159,790	55,929	3,833		454,522

As of December 31, 2013:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated
for impairment	3,657	1,346	1,416	102	698	7,219

Loans receivable:
Ending balance	221,175	159,239	53,395	4,063		437,872
Ending balance: individually evaluated
for impairment	2,584	—	109	—		2,693
Ending balance: collectively evaluated
for impairment	218,591	159,239	53,286	4,063		435,179

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements
4.	Fair Value Presentation

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of September 30, 2014, and December 31, 2013, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	September 30, 2014
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	36,830	—	36,830
U.S. agency mortgage-backed securities	—	46,736	—	46,736
U.S. agency collateralized mortgage obligations	—	58,723	—	58,723
Corporate bonds	—	52,988	—	52,988
Obligations of states & political subdivisions	—	100,657	—	100,657
Marketable equity securities	5,363	—	—	5,363

Total securities	5,363	295,934	—	301,297

On September 30, 2014, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of September 30, 2014, the CRA fund investments had a $5,000,000 book and fair market value and the bank stock portfolio had a book value of $376,000, and fair market value of $363,000.

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

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no level III securities as of September 30, 2014 or December 31, 2013.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	September 30, 2014
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	2,921	2,921
OREO	—	—	24	24
Total	—	—	2,945	2,945

	December 31, 2013
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	2,693	2,693
OREO	—	—	39	39
Total	—	—	2,732	2,732

The Corporation had a total of $2,921,000 of impaired loans as of September 30, 2014, and $2,693,000 of impaired loans as of December 31, 2013, with no specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. The Corporation’s OREO balance consisted of one residential property that was classified as OREO as of September 30, 2014, and a different residential property that was classified as OREO as of December 31, 2013, and sold prior to September 30, 2014. Management has estimated the current value of the OREO property held at September 30, 2014, at $24,000 utilizing level III pricing. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

	Fair Value	Valuation
	Estimate	Techniques	Unobservable	Range
September 30, 2014:	$	$	Input	(Weighted Avg)

Impaired loans	2,921	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
expenses (2)

OREO	24	Appraisal of	Liquidation	-1% to -7% (-7%)
		collateral (1),(3)	expenses (2)

December 31, 2013:

Impaired loans	2,693	Appraisal of	Appraisal	0% to -20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	0% to -10% (-10%)
expenses (2)

OREO	39	Appraisal of	Liquidation	-1% to -7% (-7%)
		collateral (1),(3)	expenses (2)

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Corporation's financial instruments at September 30, 2014 and December 31, 2013, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	September 30, 2014
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	44,079	44,079	44,079	—	—
Securities available for sale	301,297	301,297	5,363	295,934	—
Loans held for sale	257	257	257	—	—
Loans, net of allowance	450,905	449,044	—	—	449,044
Regulatory stock	4,184	4,184	4,184	—	—
Bank owned life insurance	20,406	20,406	20,406	—	—
Accrued interest receivable	3,397	3,397	3,397	—	—

Financial Liabilities:
Demand deposits	188,391	188,391	188,391	—	—
Interest-bearing demand deposits	11,647	11,647	11,647	—	—
NOW accounts	78,285	78,285	78,285	—	—
Savings accounts	127,928	127,928	127,928	—	—
Money market deposit accounts	66,588	66,588	66,588	—	—
Time deposits	214,505	216,921	—	—	216,921
Total deposits	687,344	689,760	472,839	—	216,921

Short-term borrowings	7,260	7,260	7,260	—	—
Long-term debt	62,300	63,255	—	—	63,255
Accrued interest payable	599	599	599	—	—

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

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of September 30, 2014, firm loan commitments were $14.3 million, unused lines of credit were $142.9 million, and open letters of credit were $10.3 million. The total of these commitments was $167.5 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

7.	Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 is as follows:

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2013	(3,940)
Other comprehensive income before reclassifications	2,610
Amount reclassified from accumulated other comprehensive income (loss)	(437)
Period change	2,173

Balance at March 31, 2014	(1,767)
Other comprehensive income before reclassifications	1,962
Amount reclassified from accumulated other comprehensive income (loss)	(384)
Period change	1,578

Balance at June 30, 2014	(189)
Other comprehensive income before reclassifications	1,267
Amount reclassified from accumulated other comprehensive income (loss)	(412)
Period change	855

Balance at September 30, 2014	666

Balance at December 31, 2012	6,663
Other comprehensive income (loss) before reclassifications	(712)
Amount reclassified from accumulated other comprehensive income (loss)	(606)
Period change	(1,318)

Balance at March 31, 2013	5,345
Other comprehensive income (loss) before reclassifications	(6,000)
Amount reclassified from accumulated other comprehensive income (loss)	(428)
Period change	(6,428)

Balance at June 30, 2013	(1,083)
Other comprehensive income (loss) before reclassifications	(600)
Amount reclassified from accumulated other comprehensive income (loss)	(326)
Period change	(926)

Balance at September 30, 2013	(2,009)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended September 30,
	2014	2013	Affected Line Item in the
	$	$	Statements of Income
Securities available-for-sale:
Net securities gains reclassified into earnings	624	537	Gains on securities transactions, net
Related income tax expense	(212)	(182)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	412	355

Net impairment losses reclassified into earnings	—	(44)	Net impairment losses on investment securities
Related income tax expense	—	15	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	—	(29)
Total reclassifications for the period	412	326

(1) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Nine Months
	Ended September 30,
	2014	2013	Affected Line Item in the
	$	$	Statements of Income
Securities available-for-sale:
Net securities gains reclassified into earnings	1,891	2,216	Gains on securities transactions, net
Related income tax expense	(643)	(753)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	1,248	1,463

Net impairment losses reclassified into earnings	(22)	(157)	Net impairment losses on investment securities
Related income tax expense	7	54	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	(15)	(103)
Total reclassifications for the period	1,233	1,360

(1) Amounts in parentheses indicate debits.

8.	Recently Issued Accounting Standards

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Results of Operations

Overview

The Corporation recorded net income of $1,712,000 and $5,290,000 for the three and nine-month periods ended September 30, 2014, respectively, a 1.7% and 5.0% decrease, from the $1,741,000 and $5,571,000 earned during the same periods in 2013. The earnings per share, basic and diluted, were $0.60 and $1.85 for the three and nine months ended September 30, 2014, compared to $0.61 and $1.95 for the same periods in 2013.

The two primary reasons for the decline in earnings were an increase in operational expenses and a decline in gains on security transactions for the year-to-date period. Operating expenses increased by $420,000, or 7.9%, and $1,155,000, or 7.1%, for the three and nine months ended September 30, 2014, compared to the same periods in the prior year. The operational expense increases were largely the result of two additional branches opened during 2013 and the expansion of the Corporation’s mortgage division in 2014 and the corresponding costs associated therewith. Net gains on securities increased by $87,000, or 16.2%, for the three-month period ended September 30, 2014, but decreased by $325,000, or 14.7%, for the nine months ended September 30, 2014, compared to the same periods in 2013. More detail is provided under the Other Income and Operating Expense sections under Results of Operations.

The Corporation’s net interest income for the three and nine months ended September 30, 2014, increased from the same periods in 2013. Net interest income was $5,541,000 for the third quarter of 2014, compared to $5,423,000 for the same quarter of 2013, a $118,000, or 2.2% increase. Year-to-date net interest income was $16,804,000 as of September 30, 2014, an $897,000, or 5.6% increase from the $15,907,000 earned in the first nine months of 2013. The Corporation’s net interest margin was 3.02% for the third quarter of 2014, compared to 3.18% for the third quarter of 2013. The Corporation’s year-to-date net interest margin was 3.11% through September 30, 2014, compared to 3.16% for the same period in 2013.

The Corporation recorded no provision expense or credit provision for the third quarters of 2014 or 2013, but recorded a credit provision for loan losses of $300,000 for the year-to-date period compared to a credit provision of $150,000 for the respective period in 2013. Improvements in asset quality, as evidenced by low levels of non-performing and delinquent loans, and minimal charge-offs allowed the Corporation to reverse a portion of the allowance for loan losses into earnings in 2013 and 2014, while still maintaining sufficient coverage ratios. With the credit provisions in 2013 and 2014, the allowance for loan losses as a percentage of total loans declined to 1.52% as of September 30, 2014, compared to 1.67% as of September 30, 2013. More detail is provided in the Provision for Loan Losses section that follows and the Allowance for Loan Losses section under Financial Condition.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the three and nine-month periods ended September 30, 2014, compared to the same periods in the prior year due to the decrease in the Corporation’s income and an increase in capital levels.

Key Ratios	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Return on Average Assets	0.80%	0.86%	0.85%	0.93%
Return on Average Equity	7.55%	8.37%	8.05%	8.55%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
35

Index ENB FINANCIAL CORP Management’s Discussion and Analysis
•	Other income
•	Operating expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In the first nine months of 2014, NII generated 71.7% of the Corporation’s gross revenue stream, which consists of net interest income and non-interest income, compared to 70.5% in the first nine months of 2013. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $468,000 and $1,415,000 for the three and nine months ended September 30, 2014, compared to $548,000 and $1,684,000 for the same periods in 2013.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	$	$	$	$
Total interest income	6,696	6,745	20,393	20,007
Total interest expense	1,155	1,322	3,589	4,100

Net interest income	5,541	5,423	16,804	15,907
Tax equivalent adjustment	468	548	1,415	1,684

Net interest income (fully taxable equivalent)	6,009	5,971	18,219	17,591

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

The fact that the Federal funds rate and the Prime rate have remained at these very low levels for over five years has had offsetting positive and negative impacts to the Corporation’s NII; however, the long-term trend has been lower NII and margin. The decrease in the Federal funds rate has reduced the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense, while the decrease in the Prime rate has reduced the yield on the Corporation’s Prime-based loans. The Corporation’s fixed rate loans do not reprice as rates change; however, with the steep decline in interest rates and a prolonged period with lower market rates, more customers have refinanced into lower fixed rate loans or moved into Prime-based loans. Due to heightened competitive pressures for the limited number of loan deals available, the Corporation has seen a decline in loan yields over the past few years. However, significant loan growth occurred in the last half of 2013, primarily from agricultural related loans. This resulted in higher average loan balances going into 2014, which acted to offset the declining yields. Additionally, yields on the Corporation’s securities had declined during the first half of 2014 as mid-term and longer term interest rates made a gradual decline. The 2014 declines in U.S. Treasury rates caused mortgage prepayments of principal to increase which in turn causes an increase in amortization on MBS and CMO securities purchased at a premium. This has a significant impact on both the yield and weighted average life of these securities. The faster amortization reduces the yield on the instrument; however the length or duration of the security is shorter. Further declines in loan and securities yields caused the margin for the third quarter of 2014 to be lower than the margin for the first and second quarters of 2014. Should market interest rates increase going forward the mortgage principal prepayments would be expected to slow, as well as the amortization on these securities. This would increase the yield on these securities which would be beneficial to the Corporation’s margin, however the other impact would be a lengthening of the average life of the security.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Short-term interest rates have remained very low over the past five years as a result of the economic recession and slow recovery. As of September 30, 2014, there was approximately 225 basis points of slope between the overnight rate of 0.25% and the 10-year U.S. Treasury around 2.50%. This represents a typical positive-sloped curve from an historical perspective. However, the slope of the yield curve was more favorable at the end of 2013 with 275 basis points of slope between the overnight rate and the 10-year rate. The positive slope of the yield curve has fluctuated many times in the past few years with the overnight rates remaining the same. During the third quarter of 2013, the 10-year U.S. Treasury reached a high of 2.98%, compared to a high of 2.65% during the third quarter of 2014. Similarly, the 10-year U.S. Treasury was as low as 2.48% in the third quarter of 2013, and 2.34% in the third quarter of 2014.

Management is closely focused on the direction of mid-term and long-term rates as these rates can change well ahead of any Federal Reserve action, and they influence the pricing of the Corporation’s interest-earning assets. There generally are offsetting impacts of market interest rate changes to the Corporation’s Income Statement and Balance Sheet. Higher longer-term interest rates bring higher reinvestment rates for securities and higher loan rates, which benefits NII. However, higher long-term interest rates would also cause devaluation of the Corporation’s securities portfolio, which needs to be marked to fair market value. This also makes it more difficult to sell securities at gains, which management has been actively doing while rates are lower. In addition to the impact on NII and securities gains, a significant rise in mid-term or long-term rates would have a large negative impact on the Corporation’s capital. The impact on the Corporation’s capital is discussed later in the Stockholders’ Equity section under Financial Condition.

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

While management prices the vast majority of liabilities off very low short-term rates, the Corporation’s loans and securities are priced off the higher 5-year and 10-year U.S. Treasury rates. As a result, the Corporation benefits from more slope in the U.S. Treasury curve. Additional slope provides higher yields for the Corporation’s assets relative to funding costs and therefore increases the net interest margin. Although long-term Treasury rates have increased significantly since early in 2013, management currently anticipates that the overnight interest rate and Prime rate will remain at these historically low levels through the remainder of 2014 and into 2015 because of the current economic conditions. It is also likely that the 10-year U.S. Treasury yield will trade in a higher range than early 2013, but will still remain low based on historical standards. Recent global concerns have driven longer-term Treasury rates down subsequent to September 30, 2014, but still above the lowest levels experienced in early 2013. The 10-year U.S. Treasury yield recently dipped down to below 2.00% on an intraday low on October 16, 2014, and more recently rebounded to approximately 2.25%. This has caused a narrowing of the spread between the overnight rate and the 10-year U.S. Treasury to 200 basis points. Unchanged, the recently reduced slope in the yield curve will cause the Corporation’s margin to decline further, as most reinvestment in assets will occur at lower yields. The recent declines in U.S. Treasury rates are highly influenced by global concerns. Management expects this to be a short-term event with longer-term U.S. Treasury rates likely to increase over the remainder of the fourth quarter of 2014 and into 2015. This would provide more slope on the yield curve and increase the yields available on new loans or securities.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s margin was 3.02% for the third quarter of 2014, a sixteen basis-point decline from the 3.18% for the third quarter of 2013. For the year-to-date period, the Corporation’s margin was 3.11%, a 5 basis-point decrease from the 3.16% for the nine months ended September 30, 2013. Although loan growth is occurring, it has been a challenge to increase loan pricing to the point where it is contributing to an increase in overall asset yield. As cost of funds savings become harder to achieve, the only way to materially increase net interest margin going forward will be through increases in asset yield. This was a challenge in the third quarter of 2014, and will likely remain a challenge in the foreseeable future. Any improvement in asset yields would be dependent on mid-term and longer-term interest rates increasing. This would assist with increased loan pricing and higher securities yields as a result of reduced amortization and higher yields being available at time of purchase.

For the third quarter of 2014, the Corporation’s NII on an FTE basis increased by $38,000, or 0.6%, compared to the same period in 2013. For the nine months ended September 30, 2014, the Corporation’s NII on an FTE basis increased by $628,000, or 3.6%, compared to the nine months ended September 30, 2013.

As shown on the tables that follow, interest income, on an FTE basis for the quarter ended September 30, 2014, decreased by $129,000, or 1.8%, and interest expense decreased by $167,000, or 12.6%, compared to the same period in 2013. For the nine months ended September 30, 2014, on an FTE basis, interest income increased by $117,000, or 0.5%, and interest expense decreased by $511,000, or 12.5%, compared to the nine months ended September 30, 2013.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended September 30,
	2014			2013
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	22,928	17	0.30	19,674	18	0.36

Securities available for sale:
Taxable	210,338	963	1.83	193,895	1,036	2.14
Tax-exempt	103,396	1,236	4.78	105,290	1,365	5.18
Total securities (d)	313,734	2,199	2.80	299,185	2,401	3.21

Loans (a)	454,254	4,906	4.31	428,886	4,862	4.53

Regulatory stock	4,119	42	4.11	3,791	12	1.24

Total interest earning assets	795,035	7,164	3.60	751,536	7,293	3.88

Non-interest earning assets (d)	56,304			50,411

Total assets	851,339			801,947

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	155,243	71	0.18	138,529	63	0.18
Savings deposits	129,038	17	0.05	120,227	17	0.06
Time deposits	215,950	689	1.27	220,948	773	1.39
Borrowed funds	71,433	378	2.10	68,318	469	2.72
Total interest bearing liabilities	571,664	1,155	0.80	548,022	1,322	0.96

Non-interest bearing liabilities:

Demand deposits	186,677			168,239
Other	3,051			3,206

Total liabilities	761,392			719,467

Stockholders' equity	89,947			82,480

Total liabilities & stockholders' equity	851,339			801,947

Net interest income (FTE)		6,009			5,971

Net interest spread (b)			2.80			2.92
Effect of non-interest
bearing funds			0.22			0.26
Net yield on interest earning assets (c)			3.02			3.18

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $415,000 as of September 30, 2014, and $228,000 as of September 30, 2013.  Such fees and costs recognized through income and included in the interest amounts totaled ($37,000) in 2014, and ($21,000) in 2013.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2014			2013
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	19,581	44	0.30	21,224	55	0.35

Securities available for sale:
Taxable	204,620	3,231	2.11	192,591	2,864	1.98
Tax-exempt	102,961	3,807	4.93	105,293	4,242	5.37
Total securities (d)	307,581	7,038	3.05	297,884	7,106	3.18

Loans (a)	449,081	14,599	4.34	420,370	14,507	4.60

Regulatory stock	3,887	127	4.37	3,958	23	0.77

Total interest earning assets	780,130	21,808	3.73	743,436	21,691	3.89

Non-interest earning assets (d)	54,474			55,926

Total assets	834,604			799,362

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	149,354	199	0.18	136,396	191	0.19
Savings deposits	126,990	51	0.05	117,989	50	0.06
Time deposits	215,727	2,093	1.30	223,429	2,410	1.44
Borrowed funds	71,589	1,246	2.33	69,249	1,449	2.80
Total interest bearing liabilities	563,660	3,589	0.85	547,063	4,100	1.00

Non-interest bearing liabilities:

Demand deposits	179,934			161,704
Other	3,198			3,477

Total liabilities	746,792			712,244

Stockholders' equity	87,812			87,118

Total liabilities & stockholders' equity	834,604			799,362

Net interest income (FTE)		18,219			17,591

Net interest spread (b)			2.88			2.89
Effect of non-interest
bearing funds			0.23			0.27
Net yield on interest earning assets (c)			3.11			3.16

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $387,000 as of September 30, 2014, and $228,000 as of September 30, 2013.  Such fees and costs recognized through income and included in the interest amounts totaled ($95,000) in 2014, and ($55,000) in 2013.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Loan yields were at historically low levels during 2013 and during the nine months ended September 30, 2014, due to the extended low-rate environment as well as extremely competitive pricing for the limited number of quality loan opportunities in the market. The Corporation’s loan yield decreased 22 basis points in the third quarter of 2014 compared to the third quarter of 2013, and decreased 26 basis points for the first nine months of 2014 compared to the same period in 2013. It is anticipated that these yields will improve slightly in the coming months as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. Despite the lower yields, the growth in the loan portfolio resulted in interest income on loans increasing $44,000, or 0.9%, for the third quarter of 2014 compared to the third quarter of 2013. For the nine months ended September 30, 2014, the Corporation’s interest income on loans increased $92,000, or 0.6%, compared to the same period in 2013.

Loan pricing was a challenge in 2013, and continues to be throughout 2014 as a result of intense competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate. The Prime rate is below typical fixed-rate business and commercial loans, which generally range between 3.50% and 6.00%, depending on term and credit risk. Management is able to price customers with higher levels of credit risk at Prime plus pricing but these rates are still generally below the fixed rate loan-pricing levels. Additionally, with the strong improvement to the credit quality of the Corporation’s loan portfolio there are fewer opportunities to price more credit risk into the loan rates. While Prime-based loans will aid the Corporation when interest rates rise, any increase in Prime-based loans will generally cause the Corporation’s average loan yield to decrease. The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Earnings and yields on the Corporation’s securities declined by 41 basis points for the third quarter of 2014 compared to the third quarter of 2013. For the year-to-date period ended September 30, 2014, the yield on the securities portfolio decreased by 13 basis points compared to the same period in 2013. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. In the last half of 2013 and into 2014, when mid and long-term Treasury rates had increased, the Corporation was able to begin investing in the securities portfolio at slightly higher yields than had been available in the previous years. The Corporation’s taxable securities experienced a 13 basis-point increase in yield for the nine months ended September 30, 2014, compared to the same period in 2013. Meanwhile, pricing became tighter on tax-exempt securities where yields decreased by 40 basis points for the three months ended September 30, 2014, and 44 basis points for the nine months ended September 30, 2014, compared to the same periods in 2013. Spreads on tax-free municipal bonds tightened as the credit environment improved. Previously, the spreads on all municipal bonds were at highs affording better yields at purchase. Subsequent to September 30, 2014, but prior to the filing of this report, yields on new securities has been even more of a challenge with low Treasury rates resulting in few opportunities within the securities portfolio.

In the current rate environment with short-term rates extremely low and with small rate differences for longer-term deposits, the consumer is electing to stay short and maintain funds in accessible deposit instruments. As a result, the customer prefers keeping balances in both non-interest and interest bearing checking products and savings accounts. In addition to the consumer staying liquid with their available funds, there has been a general trend of funds flowing from time deposit accounts into both non-interest checking, NOW and savings accounts. The average balance of the Corporation’s interest bearing liabilities increased during the nine months ended September 30, 2014. The average balance of time deposits declined during this period compared to 2013, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits, causing total interest bearing funds to increase. However, with more of the interest bearing funds in the form of NOW, MMDA, and savings accounts the average interest rate paid on these instruments is less than what is paid on time deposits, which will result in less interest expense.

Interest expense on deposits declined by $76,000 for the three months ended September 30, 2014, and $308,000 for the nine months ended September 30, 2014, compared to the same periods in 2013. Demand and savings deposits reprice in entirety whenever the offering rates are changed. This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels. The annualized rate on interest bearing demand accounts was 0.18% for the three and nine-month periods ended September 30, 2014, compared to 0.18% for the prior year’s third quarter and 0.19% for the year-to-date period. The scope of further reductions in dollar amount of interest expense is very limited since rates cannot be reduced much lower. For the first nine months of 2014, the average balances of interest bearing demand deposits increased by $13.0 million, or 9.5%, over the same period in 2013, while the average balance of savings accounts increased by $9.0 million, or 7.6%. This increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2014 compared to 2013.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During 2013 and through the first nine months of 2014, time deposit balances decreased. The decrease can be attributed to the lowest rates paid historically on time deposits, which has caused the differential between time deposit rates and rates on non-maturing deposits to be minimal. As a result, customers have elected to keep more of their funds in non-maturity deposits and less funds in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a lower cost and more balanced deposit funding position. The Corporation was able to reduce interest expense on time deposits by $84,000, or 10.9%, for the third quarter of 2014, compared to the same period in 2013, and $317,000, or 13.2%, for the nine months ended September 30, 2014, compared to the same period in 2013. Average balances decreased by $5.0 million, or 2.3%, and $7.7 million, or 3.4%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, respectively. The average annualized interest rate paid on time deposits decreased by 12 basis points for the three-month period and 14 basis points for the nine-month period when comparing both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. Average short-term advances of $295,000 were utilized in the first nine months of 2013, while average short-term advances of $5,500,000 were utilized in the first nine months of 2014. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. Average total borrowings increased by $3.1 million, or 4.6%, in the third quarter of 2014 compared to the same quarter in 2013, and $2.3 million, or 3.4%, for the nine months ended September 30, 2014, compared to the same period in 2013. Interest expense was $90,000, or 19.2% lower, for the three-month period and $203,000, or 14.0% lower, for the nine-month period when comparing 2014 to 2013.

The NIM was 3.02% for the third quarter of 2014, and 3.11% for the nine months ended September 30, 2014, compared to 3.18% and 3.16% for the same periods in 2013. For the quarter ended September 30, 2014, the net interest spread decreased twelve basis points to 2.80%, from 2.92% for the same period in 2013. For the nine-month period ended September 30, 2014, the net interest spread decreased one basis point to 2.88%, from 2.89% for the same period in 2013. The effect of non-interest bearing funds dropped four basis points for the three and nine-month periods compared to the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between non-interest bearing funds and interest bearing liabilities. For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 of non-interest bearing deposits is equivalent to $100; but if the savings rate is reduced to 0.20%, then the benefit of the non-interest bearing funds is only $20. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please see Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses (ALLL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ALLL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded no provision for the three months ended September 30, 2014 or 2013, and recorded credit provisions of $300,000 and $150,000 for the nine months ended September 30, 2014 and 2013, respectively. The analysis of the ALLL takes into consideration, among other things, the following factors:

•	levels and trends in delinquencies, nonaccruals, charge-offs and recoveries,

•	trends within the loan portfolio,
•	changes in lending policies and procedures,
•	experience of lending personnel and management oversight,
42

Index ENB FINANCIAL CORP Management’s Discussion and Analysis
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

Prior to 2012, the annual provision expense was at increased levels to account for difficult economic conditions that had an impact on the financial health of the Corporation’s borrowers and a direct impact on asset quality. Throughout 2012, 2013, and into 2014, after analysis of the factors listed above, the allowance for loan loss calculation resulted in a reduction of the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans. Management closely tracks delinquent, non-performing, and classified loans as a percentage of capital and of the loan portfolio.

As of September 30, 2014, total delinquencies represented 0.65% of total loans, compared to 0.76% as of September 30, 2013. These ratios are extremely low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The prolonged economic downturn, including devaluation of residential and commercial real estate, had stressed these ratios in past periods. Valuations have recently shown improvements and the levels of classified loans have declined significantly, well below levels experienced in 2012 and 2011. The delinquency and classified loan information is utilized in the quarterly allowance for loan loss (ALLL) calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. The level of actual charge-offs relative to the amount of recoveries can have a significant impact on the provision. Management was in the favorable position of having more recoveries than charge-offs in the first nine months of 2014. This alone acted to increase the ALLL by $49,000 and was partially responsible for the need to take a $300,000 credit provision in the first nine months of 2014.

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

In 2014, factors related to dairy farming and non-dairy agriculture have improved reflecting the improved outlook for the industry. Due to the focus on growing the Corporation’s residential mortgage area, residential real estate adjustment factors were increased during the first nine months of 2014. Also affecting the allowance calculation, there was only one business loan charge-off and no agriculture loan charge-offs in the past year, reducing the three-year weighted average charge-off ratio used to calculate the required reserves. This, combined with the other factor adjustments, caused a lower required reserve amount. The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually brought current to more accurately reflect estimated credit losses, based on the current environment.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Management monitors the allowance as a percentage of total loans. Because of the credit provisions recorded in 2013 and in the first nine months of 2014, the percentage of the allowance to total loans has decreased since September 30, 2013 and December 31, 2013, but remains comparable with the peer group. As of September 30, 2014, the allowance as a percentage of total loans was 1.52%, down from 1.65% at December 31, 2013, and 1.67% at September 30, 2013. Management continues to evaluate the allowance for loan losses in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the allowance for loan losses is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Other Income

Other income for the third quarter of 2014 was $2,275,000, an increase of $336,000, or 17.3%, compared to the $1,939,000 earned during the third quarter of 2013. For the year-to-date period ended September 30, 2014, other income totaled $6,623,000, a decrease of $48,000, or 0.7%, compared to the same period in 2013. The following tables detail the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013
	$	$	$	%

Trust and investment services	309	273	36	13.2
Service charges on deposit accounts	321	308	13	4.2
Other service charges and fees	186	153	33	21.6
Commissions	507	491	16	3.3
Gains on securities transactions, net	624	537	87	16.2
Impairment losses on securities	—	(44)	44	(100.0)
Gains on sale of mortgages	120	20	100	500.0
Earnings on bank owned life insurance	163	162	1	0.6
Other miscellaneous income	45	39	6	15.4

Total other income	2,275	1,939	336	17.3

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013
	$	$	$	%

Trust and investment services	959	883	76	8.6
Service charges on deposit accounts	880	827	53	6.4
Other service charges and fees	441	473	(32)	(6.8)
Commissions	1,467	1,467	—	0.0
Gains on securities transactions, net	1,891	2,216	(325)	(14.7)
Impairment losses on securities	(22)	(157)	135	(86.0)
Gains on sale of mortgages	250	208	42	20.2
Earnings on bank owned life insurance	477	480	(3)	(0.6)
Other miscellaneous income	280	274	6	2.2

Total other income	6,623	6,671	(48)	(0.7)

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Trust and investment services income increased $36,000 and $76,000, or 13.2% and 8.6%, for the three and nine months ended September 30, 2014, compared to the same periods last year. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the third quarter of 2014, traditional trust income increased by $24,000, or 12.5%, while income from alternative investments increased by $12,000, or 15.0%, compared to the third quarter of 2013. For the nine months ended September 30, 2014, traditional trust services income increased by $69,000, or 11.6%, while income from alternative investment services increased by $8,000, or 2.6%, compared to the same period in 2013. Trust income was up for both periods as a result of both higher fees and higher trust valuations. Investment services income is dependent on new investment activity derived from the period. Both third quarter and year-to-date investment services activity was up as of September 30, 2014, compared to the prior year. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, small business planning, and personal investment services in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts increased by $13,000, or 4.2%, for the three months ended September 30, 2014, and $53,000, or 6.4%, for the nine months ended September 30, 2014, compared to the same periods in 2013. Overdraft service charges are the largest component of this category and comprised approximately 83% and 82% of the total deposit service charges for the three and nine months ended September 30, 2014. Total overdraft fees increased by $7,000, or 2.7%, and $26,000, or 3.7%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. This increase was primarily driven by a per item fee increase implemented in February of 2013. Bonus checking service charges increased by $3,000, or 14.9%, and $15,000, or 36.4%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, also a result of a per item fee increase in 2013. Service charges on savings accounts increased by $4,000, or 52.3%, and $10,000, or 50.8%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, due to an increase in the fee amounts in the first quarter of 2013. Most of the other service charge areas showed minimal increases or decreases from the prior year.

Other service charges and fees increased by $33,000, or 21.6%, and decreased by $32,000, or 6.8%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The quarterly increase is primarily due to an increase in letters of credit fees. These fees increased by $26,000 and $40,000 for the three and nine months ended September 30, 2014, compared to the same periods in 2013. Similarly, mortgage origination fees increased by $20,000 and $4,000 for the three and nine months ended September 30, 2014, compared to the same periods in 2013. Growth in the mortgage area continues to be a primary focus for the Corporation. Loan administration fees increased by $24,000 for the three-month period and $37,000 for the nine-month period ended September 30, 2014, compared to the same periods in the prior year. An increase in fees in the second quarter of 2014 was responsible for this increase. Partially offsetting these increases for the quarter-to-date period and more than offsetting them for the year-to-date period, loan modification fees decreased by $34,000 and $130,000, for the three and nine-month periods ended September 30, 2014, compared to the same periods in 2013 due to heightened commercial loan modification in 2013 with little activity in 2014. Various other fee income categories increased or decreased slightly.

For the three months ended September 30, 2014, $624,000 of gains on securities transactions excluding impairment were recorded compared to $537,000 for the same period in 2013. For the nine months ended September 30, 2014, $1,891,000 of gains on securities transactions were recorded compared to $2,216,000 for the nine months ended September 30, 2013. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. Gains or losses on securities fluctuate significantly based on market pricing and the volume of security sales. Generally, the lower U.S. Treasury yields go, the more management will be motivated to pursue taking gains from the sale of securities. However, these market opportunities are evaluated subject to the Corporation’s other asset liability measurements and goals. The yield curve in the first nine months of 2013 provided opportunities to take significant gains out of the portfolio. Similar market opportunities were still available during the first nine months of 2014, but not to the same degree or amount as the prior year, although the third quarter gains in 2014 were stronger than 2013.

While there were no impairment losses for the three months ended September 30, 2014, there were impairment losses on securities of $44,000 for the three months ended September 30, 2013. For the year-to-date periods, impairment losses were $22,000 in 2014, compared to $157,000 in 2013. Impairment losses occur when securities are written down to a lower value based on anticipated credit losses. The impairment losses recorded in 2014 and 2013 were related to private collateralized mortgage obligations, which were all sold in the first half of 2014. Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section, under Financial Condition, in this filing.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Gains on the sale of mortgages were $120,000 for the three-month period ended September 30, 2014, compared to $20,000 for the same period in 2013, a $100,000 increase. Gains on the sale of mortgages for the nine months ended September 30, 2014, increased by $42,000, or 20.2%, compared to the same period in 2013. Secondary mortgage financing activity drives the gains on the sale of mortgages, and this activity was stronger in the first half of 2013, but then slowed throughout the third quarter. Conversely, in 2014, activity was slower in the first half of the year, but picked up significantly in the third quarter resulting in the large quarterly increase in income. Management anticipates that gains should continue to increase throughout the fourth quarter of 2014 with an increased focus and resources deployed to grow the Corporation’s mortgage origination activity.

Operating Expenses

Operating expenses for the third quarter of 2014 were $5,767,000, an increase of $420,000, or 7.9%, compared to the $5,347,000 for the third quarter of 2013. For the year-to-date period ended September 30, 2014, operating expenses totaled $17,354,000, an increase of $1,155,000, or 7.1%, compared to the same period in 2013. The following tables provide details of the Corporation’s operating expenses for the three and nine-month periods ended September 30, 2014, compared to the same periods in 2013.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013
	$	$	$	%

Salaries and employee benefits	3,517	3,193	324	10.1
Occupancy expenses	476	462	14	3.0
Equipment expenses	287	248	39	15.7
Advertising & marketing expenses	95	68	27	39.7
Computer software & data processing expenses	393	386	7	1.8
Bank shares tax	170	215	(45)	(20.9)
Professional services	311	297	14	4.7
Other operating expenses	518	478	40	8.4
Total Operating Expenses	5,767	5,347	420	7.9

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013
	$	$	$	%

Salaries and employee benefits	10,428	9,545	883	9.3
Occupancy expenses	1,451	1,303	148	11.4
Equipment expenses	815	716	99	13.8
Advertising & marketing expenses	350	307	43	14.0
Computer software & data processing expenses	1,188	1,193	(5)	(0.4)
Bank shares tax	536	644	(108)	(16.8)
Professional services	991	925	66	7.1
Other operating expenses	1,595	1,566	29	1.9
Total Operating Expenses	17,354	16,199	1,155	7.1

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise 60% of the Corporation’s total operating expenses. For the three months ended September 30, 2014, salaries and benefits increased $324,000, or 10.1%, from the same period in 2013. For the nine months ended September 30, 2014, salaries and benefits increased $883,000, or 9.3%, compared to the nine months ended September 30, 2013. Salaries increased by $261,000, or 10.9%, and employee benefits increased by $62,000, or 7.8%, for the three months ended September 30, 2014, compared to the same period in 2013. For the nine months ended September 30, 2014, salary expense increased by $685,000, or 9.7%, while employee benefits increased by $198,000, or 7.9%, compared to the nine months ended September 30, 2013. Salary and benefit expenses are growing primarily as a result of staff costs for the two new branch offices opened in 2013 as well as staff costs for the Corporation’s growing mortgage division. Several additional positions are expected to be added in the mortgage division in the fourth quarter of 2014.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Occupancy expenses increased $14,000, or 3.0%, and $148,000, or 11.4%, for the three and nine months ended September 30, 2014, compared to the same periods in the prior year. Building depreciation costs increased by $15,000, or 9.9%, and $48,000, or 10.7%, for the three and nine months ended September 30, 2014, compared to the same periods in the prior year primarily as a result of construction of a new branch office opened in 2013. The other branch office opened in 2013 was a leased building. Building repair and maintenance costs, which are smaller dollar expenses, decreased by $34,000, or 59.0%, and $23,000, or 22.0%, for the three and nine-month periods. Several large repairs at the Corporation’s main headquarters in 2013 caused this decrease. Utilities costs did not change significantly for the quarterly period, but increased $23,000, or 5.1%, for the nine months ended September 30, 2014, compared to the same period in 2013. Higher utility costs were driven by abnormally cold winter weather in the first quarter of 2014. Other occupancy expenses increased $30,000, or 83.8%, and $87,000, or 82.6%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. This was primarily due to higher snow removal costs from a harsh winter in 2014 compared to 2013, and higher lease expenses in the nine months ended September 30, 2014, compared to the same period in 2013 due to the lease of the Leola Branch as well as additional office space leased during 2014 in downtown Ephrata.

Equipment-related expenses increased by $39,000, or 15.7%, and $99,000, or 13.8%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. This increase was primarily due to depreciation expenses, which increased $19,000, or 11.8%, and $71,000, or 16.1%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, as a result of furniture and equipment at the two new additional branch offices. Additionally, expenses related to equipment service contracts increased by $24,000, or 44.0%, and $53,000, or 31.6%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013.

Advertising and marketing expenses increased $27,000, or 39.7%, and $43,000, or 14.0%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses increased by $9,000, or 17.8%, and $26,000, or 11.8%, and the public relations expenses increased by $17,000, or 110.3%, and $17,000, or 18.6%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is highly dependent upon the execution of those strategies.

Bank shares tax expense decreased $45,000, or 20.9%, for the three months ended September 30, 2014, and $108,000, or 16.8%, for the nine months ended September 30, 2014, compared to the same periods in 2013. The PA Bank Shares Tax formula was changed for 2014 resulting in a lower tax amount for the Corporation. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. The 2013 shares tax calculation formula utilized a rolling six-year average of taxable shares, which was the average shareholders’ equity of the Bank less the average amount of exempt U.S. obligations held. The shares tax calculation in 2014 changed to using a period-end balance of shareholders’ equity and a tax rate of 0.89% versus 1.25% in 2013 and prior years, resulting in a lower tax amount.

Professional services expense increased $14,000, or 4.7%, and $66,000, or 7.1%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services. Other outside services expense increased $15,000, or 11.6%, and $66,000, or 17.3%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to increased costs from the Corporation’s internet banking/bill pay software provider. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes. For the three and nine months ended September 30, 2014, the Corporation recorded Federal income tax expense of $337,000 and $1,083,000, compared to tax expense of $274,000 and $958,000 for the three and nine months ended September 30, 2013. The effective tax rate for the Corporation was 16.4% for the three months ended September 30, 2014, and 17.0% for the nine months ended September 30, 2014, compared to 13.6% and 14.7% for the same periods in 2013. The Corporation’s effective tax rate has historically been maintained at low levels primarily due to a relatively high level of tax-free municipal bonds held in the securities portfolio. The fluctuation of the effective tax rate will occur as a result of total tax-free revenue as a percentage of total revenue.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of September 30, 2014, the Corporation had $301.3 million of securities available for sale, which accounted for 35.4% of assets, compared to 37.0% as of December 31, 2013, and 35.3% as of September 30, 2013. Based on ending balances, the securities portfolio increased 7.3% from September 30, 2013, and 0.3% from December 31, 2013.

There was a sharp decline in the market valuation of the Corporation’s securities beginning in the second quarter of 2013 and continuing through the end of 2013. Since December 31, 2013, market valuations have improved, with an unrealized gain on the entire portfolio as of September 30, 2014. The decline in the second half of 2013 was a result of marked increases in mid-term and long-term interest rates that occurred on the heels of the Federal Reserve June 19, 2013 comments on the winding down of its $85 billion of bond purchases per month by later in 2013 and all together by mid-2014. This caused unsettling in the bond market with valuation declines. At the time of the remarks, the 10-year U.S. Treasury stood at a 2.20% yield. Within two weeks, the 10-year yield had risen to 2.60%. The 10-year U.S. Treasury stayed within a fairly narrow range in the second half of 2013 until December when it gradually rose to 3.00% by year end. The unrealized losses in the securities portfolio were at higher levels as of September 30, 2013, and December 31, 2013, as the result of higher Treasury rates.

Since December 31, 2013, the 10-year U.S. Treasury yield slowly declined to approximately 2.75% by March 31, 2014, close to 2.50% by June 30, 2014, and remained at 2.50% as of September 30, 2014. The lower Treasury rates have caused an improvement in market valuation, resulting in an unrealized gain of $1.0 million on the securities portfolio as of September 30, 2014, compared to unrealized losses of $6.0 million as of December 31, 2013, and $3.0 million as of September 30, 2013. Since longer term interest rates were impacted the most, the Corporation’s longest securities, obligations of states and political subdivisions, saw the most fluctuation in market valuation.

The table below summarizes the Corporation’s cost, unrealized gain or loss position, and fair value for each sector of the securities available for sale portfolio for the periods ended September 30, 2014, December 31, 2013, and September 30, 2013.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
September 30, 2014	$	$	$

U.S. government agencies	37,702	(872)	36,830
U.S. agency mortgage-backed securities	46,485	251	46,736
U.S. agency collateralized mortgage obligations	59,309	(586)	58,723
Private collateralized mortgage obligations	—	—	—
Corporate bonds	53,053	(65)	52,988
Obligations of states and political subdivisions	98,363	2,294	100,657
Total debt securities	294,912	1,022	295,934
Marketable equity securities	5,376	(13)	5,363
Total securities available for sale	300,288	1,009	301,297

December 31, 2013
U.S. government agencies	41,671	(2,004)	39,667
U.S. agency mortgage-backed securities	52,502	(579)	51,923
U.S. agency collateralized mortgage obligations	42,465	(777)	41,688
Private collateralized mortgage obligations	4,135	(94)	4,041
Corporate bonds	56,437	(243)	56,194
Obligations of states and political subdivisions	103,936	(2,292)	101,644
Total debt securities	301,146	(5,989)	295,157
Marketable equity securities	5,151	20	5,171
Total securities available for sale	306,297	(5,969)	300,328

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
September 30, 2013
U.S. government agencies	38,285	(1,365)	36,920
U.S. agency mortgage-backed securities	48,149	(12)	48,137
U.S. agency collateralized mortgage obligations	38,012	(454)	37,558
Private collateralized mortgage obligations	4,285	(118)	4,167
Corporate bonds	52,293	332	52,625
Obligations of states and political subdivisions	98,502	(1,449)	97,053
Total debt securities	279,526	(3,066)	276,460
Marketable equity securities	4,222	23	4,245
Total securities available for sale	283,748	(3,043)	280,705

While interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income security portfolio, there are also a number of other market factors that impact bond prices. It is evident that the market volatility was greater with the first run up in rates in June 2013 than in the following quarters. Mid-term and longer-term rates climbed to the end of 2013 by a greater amount than the June 2013 surge but the market valuation impact to the Corporation’s securities was not as severe. This is evidence of a change in the financial market’s expectation for a Federal Reserve action and other associated monetary policy decisions, such as timing of the reduction of longer-term bond purchases by the Federal Reserve. The financial markets have consistently projected a Federal Reserve action a year out into the future only to reach that point with the target extended another year. Even guidance from the Federal Reserve has changed in form and content and specific measurements that were initially targeted have been revised or eliminated.

More recently, a slowdown in the Euro zone, along with extremely low foreign long-term bond rates have been pushing down U.S. Treasury yields. These foreign events have overshadowed further improvement in U.S economic data and the October 2015 announcement of the Federal Reserve ending QE3; however, the concern is a slowdown in foreign economies will have an impact on the U.S. economic growth. Subsequent to September 30, 2014, but prior to the filing of this report, the 10-year U.S Treasury yield declined further toward levels experienced in early 2013. While there is still an expectation of a Federal Reserve rate increase in 2015, at present it appears the global concerns and influence have pushed back the expected timing of that move.

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

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book value of $5.0 million. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price. The Corporation also has a small portfolio of bank stocks with a book value of $376,000. These equity holdings make up 1.8% of the Corporation’s securities available for sale.

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

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending
	September 30, 2014		December 31, 2013		September 30, 2013
	$	%	$	%	$	%

U.S. government agencies	36,830	12.2	39,667	13.2	36,920	13.2
U.S. agency mortgage-backed securities	46,736	15.5	51,923	17.3	48,137	17.1
U.S. agency collateralized mortgage obligations	58,723	19.5	41,688	13.9	37,558	13.4
Private collateralized mortgage obligations	—	—	4,041	1.3	4,167	1.5
Corporate debt securities	52,988	17.6	56,194	18.7	52,625	18.7
Obligations of states and political subdivisions	100,657	33.4	101,644	33.9	97,053	34.6
Equity securities	5,363	1.8	5,171	1.7	4,245	1.5

Total securities	301,297	100.0	300,328	100.0	280,705	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	risk-based capital considerations
•	Federal income tax considerations with regard to obligations of states and political subdivisions.

Since September of 2013, the most significant change occurring in the Corporation’s securities portfolio was an increase in U.S. agency collateralized mortgage obligations (CMO). CMO securities provide stable liquidity and help to maintain a ladder of cash flows unlike other sectors of the portfolio that do not have principal payments until their maturity. They also carry the implied backing of the U.S. government as U.S. agencies and a favorable risk-based capital weighting of only 20%. The more significant components of the securities portfolio along with a more detailed explanation of their changes are discussed below.

The Corporation’s U.S. government agency sector remained unchanged since September 30, 2013. Generally, management’s goal is to maintain agency securities at approximately 15% of the investment portfolio. As of September 30, 2014, U.S. agencies represented 12.2% of the fair market value of the portfolio. Management will continue to invest in agencies when advantageous to maintain a minimum sector weighting, maintain adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as foundational to the portfolio.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s U.S. agency MBS and CMO sectors have increased in total by $20.0 million, or 23.1%, since September 30, 2013. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS and CMO securities as a group is significant, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities. With the increase in interest rates that initially occurred in June of 2013, prepayments on MBS and CMO securities have slowed significantly from the first nine months of 2013. This caused yields to increase and duration to be longer. The principal payments received in the third quarter of 2014 were higher than principal payments received in the second quarter of 2014, primarily due to lower U.S. Treasury rates. Treasury rates have decreased further subsequent to September 30, 2014, and it is anticipated that payments received in the fourth quarter will remain at elevated levels.

As of September 30, 2014, the market value of the Corporation’s corporate bonds remained relatively unchanged from balances at September 30, 2013. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. In the prolonged period of historically low interest rates, the municipal bond sector has far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds and these instruments had experienced significant fair market value gains when interest rates remained low. With the interest rate increases at the end of the second quarter of 2013, the valuations of these instruments declined rapidly, but with the more recent decreases in Treasury rates, this portfolio is now showing an unrealized gain of $2.3 million as of September 30, 2014. The book value of municipal holdings has remained relatively unchanged at $98.5 million as of September 30, 2013, and $98.4 million as of September 30, 2014. Based on fair market value, this sector has increased by $3.6 million, or 3.7%, since September 30, 2013, as a result of the unrealized gains on the bonds.

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

As of September 30, 2013, the Corporation held three PCMO securities with an amortized cost of $4.3 million. In 2014, all of the PCMO securities were sold as a result of more favorable market conditions and the ability to sell out of this security sector with minimal losses. Two of the three PCMOs sold during 2014 had below-investment-grade credit ratings and required impairment charges over the past number of years. With no securities remaining in this sector, the Corporation will no longer need to conduct quarterly impairment analysis on these securities and will save time on the administrative costs to continue to account for these PCMOs.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

As of September 30, 2014, fifteen of the forty corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 99.1% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of September 30, 2014, all but one of the corporate bonds had at least one A3 or A- rating by one of the major credit rating services. The one corporate bond that did not have an A3 or A- rating did have a rating that was investment grade. As of September 30, 2014, there were nine corporate bonds with $10.0 million of par value that were carrying split ratings with one rating within policy limit and another rating below the initial policy purchase requirement but above investment grade. These securities are monitored on an ongoing basis to ensure these credits do not deteriorate further and remain at investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of September 30, 2014, one municipal bond with a total amortized cost of $545,000 carried a credit rating under these levels. This particular municipal security was called on October 1, 2014.

In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. As a result of this environment, management utilizes several municipal surveillance reports and engages a third party to perform enhanced municipal credit evaluation. Management will typically sell municipal securities if negative trends in financial performance are found and/or ratings have declined to levels deemed unacceptable. As a result of the above monitoring and actions taken to proactively sell weaker municipal credits, the Corporation’s entire municipal bond portfolio consists of investment grade credits.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment. With the sale of all remaining PCMO securities in 2014, the Corporation’s municipal and corporate bonds present the largest credit risk and highest likelihood for any possible impairment. Due to the ability for corporate credit situations to change rapidly and the continued weak economic conditions impacting municipalities, management is closely monitoring all corporate and municipal securities.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Loans

Net loans outstanding increased by 5.2%, to $450.9 million at September 30, 2014, from $428.6 million at September 30, 2013. Net loans increased by 4.6%, an annualized rate of 6.2%, from $431.0 million at December 31, 2013. The following table shows the composition of the loan portfolio as of September 30, 2014, December 31, 2013, and September 30, 2013.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	September 30,		December 31,		September 30,
	2014		2013		2013
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	95,173	20.8	97,243	22.2	97,661	22.4
Agriculture mortgages	133,588	29.2	114,533	26.2	110,673	25.4
Construction	9,054	2.0	9,399	2.1	8,503	2.0
Total commercial real estate	237,815	52.0	221,175	50.5	216,837	49.8

Consumer real estate (a)
1-4 family residential mortgages	123,203	27.0	127,253	29.1	124,520	28.6
Home equity loans	9,915	2.2	10,889	2.5	10,940	2.5
Home equity lines of credit	26,672	5.8	21,097	4.8	19,837	4.5
Total consumer real estate	159,790	35.0	159,239	36.4	155,297	35.6

Commercial and industrial
Commercial and industrial	29,366	6.4	28,719	6.6	27,720	6.4
Tax-free loans	12,550	2.7	10,622	2.4	18,343	4.2
Agriculture loans	14,089	3.1	14,054	3.2	13,548	3.1
Total commercial and industrial	56,005	12.2	53,395	12.2	59,611	13.7

Consumer	3,833	0.8	4,063	0.9	3,863	0.9

Total loans	457,443	100.0	437,872	100.0	435,608	100.0
Less:
Deferred loan fees (costs), net	(430)		(348)		(308)
Allowance for loan losses	6,968		7,219		7,283
Total net loans	450,905		431,001		428,633

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $12,523,000 as of September 30, 2014, $4,866,000 as of December 31, 2013, and $4,334,000 as of September 30, 2013.

Since September 30, 2013, and December 31, 2013, loan growth occurred as a result of increases in agriculture mortgages and home equity lines of credit. Agricultural lending has been an area of increased focus for the Corporation. Management believes the agricultural sector of the local economy is recovering much quicker than other elements such as construction, manufacturing, and service-related industries. Home equity lines of credit have grown in response to the low interest rate environment encouraging customers to utilize variable rate consumer borrowings in conjunction with several home equity specials that the Corporation has offered during 2013 and 2014.

The composition of the loan portfolio has undergone relatively minor changes in recent years outside of the increases mentioned above. The total of all categories of real estate loans comprises 87% of total loans. At $237.8 million, commercial real estate is the largest category of the loan portfolio, consisting of 52.0% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans increased from $216.8 million as of September 30, 2013, to $237.8 million as of September 30, 2014, a $21.0 million, or 9.7% increase.

The growth in commercial real estate loans has occurred entirely in those secured by farmland. Agricultural mortgages increased from $110.7 million, or 51.1% of commercial real estate loans as of September 30, 2013, to $133.6 million, or 56.2% of commercial real estate loans as of September 30, 2014. Commercial construction loans increased slightly from $8.5 million, or 3.9% of commercial real estate loans as of September 30, 2013, to $9.1 million, or 3.8% of commercial real estate loans as of September 30, 2014.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The commercial mortgage segment of the commercial real estate category of loans has decreased slightly from September 30, 2013 to September 30, 2014. This area represented $97.7 million, or 45.1% of commercial real estate loans as of September 30, 2013, and $95.2 million, or 40.0% of commercial real estate loans as of September 30, 2014. Growth in this area over the past several years had slowed significantly since most businesses were unwilling to expand during periods of slow economic growth. Management expects that growth in this area will occur if the economy continues to show signs of recovery and improvement.

Consumer real estate loans make up 35.0% of the total loan portfolio with balances of $159.8 million. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 77.1% of total residential real estate loans and 27.0% of total loans. Traditional 10 to 20-year personal mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio. The Corporation experienced some slowdown in the residential mortgage area in 2013 and into 2014, as the secondary mortgage market rates became extremely competitive and more customers were opting for this alternative. In addition, mortgage rates increased during the third and fourth quarter of 2013 as a result of general market rate increases causing a slowdown in refinancing. The 10-year U.S. Treasury yield reached the most recent high of 3.00% by year-end 2013. As a result, refinancing activity was slow going into 2014. This slowdown of mortgage activity was enough to cause the total personal residential mortgage balances to decline $4.1 million, or 3.2%, from December 31, 2013 to September 30, 2014. The balance was down only slightly by $1.3 million, or 1.0%, since September 30, 2013.

The weaker economic conditions, including continued weakness in home prices and home building in the local area, have had an impact on demand for mortgages held by the Corporation. The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage originated over 20 years. While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold on the secondary market. The majority of the 30-year mortgages are sold with servicing retained. As customers look to refinance mortgages that are held on the Corporation’s balance sheet, many are taking advantage of the lower rates offered on the secondary market resulting in the conversion of the Corporation’s residential mortgages into mortgages sold on the secondary market. Management believes this is a trend that will continue. Despite a focus on the area to drive more mortgage volume, new purchase, or refinance, it is likely the majority of the volume will occur on mortgages sold on the secondary market so that the total mortgages held by the Corporation may continue to decline.

Second mortgages and home equity loans, fixed or variable rate, make up the remainder of the Corporation’s residential real estate loans. Requests for fixed-rate home equity loans have slowed in the current environment, while home equity lines of credit, which float on the Prime rate, have increased. From September 30, 2013, to September 30, 2014, fixed rate home equity loans have decreased from $10.9 million to $9.9 million, a $1.0 million, or 9.2% decrease. Meanwhile, home equity lines of credit increased from $19.8 million to $26.7 million, a $6.9 million, or 34.8% increase. The net of these two trends is a $5.8 million, or 18.9% increase, in total home equity loan balances.

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

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These loans are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The Corporation’s security position as to these loans can be further strengthened by obtaining the personal guarantees of the owners. This is a preferred approach on commercial accounts as it allows the Corporation to pursue assets of the owner in addition to assets of the commercial entity. Management can also obtain additional collateral by securing the inventory of the business. The portfolio of all types of commercial and industrial loans showed a decrease of $3.6 million, or 6.0%, from September 30, 2013 to September 30, 2014. As of September 30, 2014, this category of commercial loans was made up of $29.4 million of commercial and industrial loans, $12.6 million of tax-free loans, and $14.1 million of agriculture loans. In the case of the Corporation, all of the $12.6 million of tax-free loans are to local municipalities. These loans decreased by $5.7 million, or 31.1%, from September 30, 2013 to September 30, 2014, primarily due to the early payoff of one municipal loan relationship. Commercial and industrial agriculture loans increased by $0.6 million, or 4.4%, from September 30, 2013 to September 30, 2014, while other non-real estate secured commercial and industrial purpose loans were up from $27.7 million as of September 30, 2013, to $29.4 million as of September 30, 2014, a $1.7 million, or 6.1% increase.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The consumer loan portfolio decreased marginally to $3.8 million at September 30, 2014, from $3.9 million at September 30, 2013. Consumer loans made up 0.9% of total loans on September 30, 2013, and 0.8% of total loans on September 30, 2014. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2014	2013	2013
	$	$	$

Nonaccrual loans	1,365	1,101	1,185
Loans past due 90 days or more and still accruing	220	231	253
Troubled debt restructurings	—	—	—
Total non-performing loans	1,585	1,332	1,438

Other real estate owned	24	39	264

Total non-performing assets	1,609	1,371	1,702

Non-performing assets to net loans	0.36%	0.32%	0.40%

The total balance of non-performing assets decreased by $93,000, or 5.5%, from September 30, 2013 to September 30, 2014, and increased by $238,000, or 17.4%, from December 31, 2013 to September 30, 2014. The decrease from the prior year’s period was due to a decrease in other real estate owned which was partially offset by an increase in nonaccrual loans. The increase since December 31, 2013, was due to an increase in nonaccrual loans due to a commercial loan relationship that was placed on nonaccrual in the third quarter of 2014. The Corporation remains very low versus the peer group with a 0.36% non-performing asset ratio. There were no loans classified as a TDR as of September 30, 2014, December 31, 2013, or September 30, 2013. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the slightly improved but continued weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans is low with the level of non-performing and classified loans declining from the higher levels experienced in prior years.

Other real estate owned (OREO) is shown at the lower of cost or fair market value, net of anticipated selling costs. As of September 30, 2013, December 31, 2013, and September 30, 2014, the OREO balance consisted of one residential property, although it was not the same borrower or property at the end of any of these periods. The property held at September 30, 2013, with a $264,000 fair market value was sold during the fourth quarter of 2013. A new property with a fair market value of $39,000 was held as of December 31, 2013, but sold in the second quarter of 2014. Also during the second quarter of 2014, the Corporation acquired an OREO property with a value of $24,000 which was still held as of September 30, 2014.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the nine-month periods ended September 30, 2014 and September 30, 2013. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30,
	2014	2013
	$	$

Balance at January 1,	7,219	7,516
Loans charged off:
Real estate	—	78
Commercial and industrial	12	41
Consumer	17	16
Total charged off	29	135

Recoveries of loans previously charged off:
Real estate	12	—
Commercial and industrial	66	52
Consumer	—	—
Total recovered	78	52
Net loans (recovered) charged off	(49)	83

Provision credited to operating expense	(300)	(150)

Balance at September 30,	6,968	7,283

Net (recoveries) charge-offs as a % of average total loans outstanding	(0.01% )	0.02%

Allowance at end of period as a % of total loans	1.52%	1.67%

Charge-offs for the nine months ended September 30, 2014, were $29,000, compared to $135,000 for the same period in 2013. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first nine months of 2013, there was one consumer real estate loan that was charged off for $78,000 as well as one loan to a construction company that was charged off for $34,000. In the first nine months of 2014, only a few small consumer loans and a small commercial loan were charged off resulting in the decline from the prior year.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. The composition of the Corporation’s loan portfolio carries a larger agriculture loan weighting compared to December 31, 2013 and September 30, 2013. However, offsetting the additional risk represented by larger agriculture loan balances, the quality of the loan portfolio has improved since 2013. Management regularly reviews the overall risk profile of the loan portfolio and the impact that current economic trends have on the Corporation’s loans. The financial industry typically evaluates the quality of loans on a scale with “unclassified” representing healthy loans, “special mention” being the first indication of credit concern, and several successive classified ratings indicating further credit declines of “substandard,” “doubtful,” and, ultimately, “loss.”

The Corporation’s total classified loans based on outstanding balances were $15.1 million as of September 30, 2014, $16.6 million as of December 31, 2013, and $16.5 million as of September 30, 2013. Having more loans in a classified status will result in a higher allowance as higher projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. As of September 30, 2013, there was a specifically allocated allowance amount of $8,000 against the classified loans, but no specifically allocated allowance was required as of December 31, 2013, or September 30, 2014. While the level of classified loans could have a significant bearing on the allowance, currently they are not having a material influence. The classified loans could require larger provision amounts due to a higher potential risk of loss, so as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance. The Corporation’s level of classified loans is down significantly from several years ago with steady declines since 2011. The Corporation’s total classified loans stood at $33.5 million as of September 30, 2011 and $24.0 million as of September 30, 2012.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation continues to experience very low net charge-off percentages due to strong credit practices. For the first nine months of 2014, recoveries exceeded charge-offs, resulting in a net recovery position. Management continually monitors delinquencies, classified loans, and charge-off activity closely, and is not anticipating significant increases throughout the remainder of 2014. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

The allowance as a percentage of total loans was 1.52% as of September 30, 2014, 1.65% as of December 31, 2013, and 1.67% as of September 30, 2013. Management anticipates that the rate of decline in the allowance percentage will slow during the remainder of 2014 due to the unlikelihood of very low levels of delinquencies, non-performing loans and historical losses declining further.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $0.4 million, or 1.8%, to $22.7 million as of September 30, 2014, from $22.3 million as of September 30, 2013. As of September 30, 2014, $109,000 was classified as construction in process compared to $1,630,000 as of September 30, 2013. Construction in process was elevated as of September 30, 2013, with construction costs incurred to build the Corporation’s tenth full service branch office in Myerstown, Lebanon County. That office was placed into service in November 2013.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $4.2 million of regulatory stock holdings as of September 30, 2014, consisted of $4.0 million of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $3.2 million on September 30, 2013, and $4.0 million as of September 30, 2014, with no excess capital stock position at that time. The FHLB revised its capital and dividend plan and, subsequent to the filing of this report, repurchased $987,000 of capital stock due to the lower stock ownership requirements necessary to be a member of the FHLB. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

The FHLB of Pittsburgh has paid a quarterly dividend since the resumption of their dividend in the first quarter of 2012. Most recently the dividend yield was 4.00% annualized for the third quarter of 2014. Management continues to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Deposits

The Corporation’s total ending deposits increased $30.7 million, or 4.7%, and $44.6 million, or 6.9%, from December 31, 2013, and September 30, 2013, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity market led customers back to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed slightly since September 30, 2013, with the changes being a $22.5 million, or 13.6% increase, in non-interest bearing demand deposit accounts, a $13.6 million, or 21.0% increase, in NOW accounts, a $7.5 million, or 12.6% increase, in money market balances, an $8.2 million, or 6.9% increase, in savings account balances, and a $5.5 million, or 131.9% increase, in brokered time deposits. Partially offsetting these increases, interest bearing demand deposits decreased by $3.6 million, or 23.8%, and time deposits decreased by $9.0 million, or 4.2%, from September 30, 2013 to September 30, 2014.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

The Deposits by Major Classification table, shown below, provides the balances of each category for September 30, 2014, December 31, 2013, and September 30, 2013.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2014	2013	2013
	$	$	$

Non-interest bearing demand	188,391	173,070	165,874
Interest bearing demand	11,647	13,055	15,294
NOW accounts	78,285	70,540	64,710
Money market deposit accounts	66,588	61,882	59,132
Savings accounts	127,927	120,935	119,702
Time deposits	204,869	210,003	213,884
Brokered time deposits	9,637	7,141	4,155
Total deposits	687,344	656,626	642,751

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of September 30, 2014, time deposit balances, excluding brokered deposits, had decreased $5.1 million, or 2.4%, and $9.0 million, or 4.2%, from December 31, 2013 and September 30, 2013, respectively. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas. Management anticipates that the recent declines in time deposits will likely continue until interest rates increase and cause more of a separation between longer-term rates and overnight rates.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Time deposits are a safe investment with FDIC coverage insuring no loss of principal up to $250,000 per account, based on certain account structures. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the $250,000 FDIC insurance coverage on all deposit accounts was made permanent. This has caused an increase in the percentage of time deposits over $100,000 held by the Corporation. While total time deposits continue to decline in the present environment, the percentage of time deposits over $100,000 compared to total time deposits has increased and is expected to remain at these higher percentages due to the FDIC coverage. Despite increases in the larger time deposits, time deposits in their entirety, have decreased and are expected to further decline until the Federal Reserve acts to increase short term interest rates.

Borrowings

Total borrowings were $69.6 million, $68.9 million, and $65.0 million as of September 30, 2014, December 31, 2013, and September 30, 2013, respectively. Of these amounts, $7.3 million and $3.9 million reflect short term funds for September 30, 2014 and December 31, 2013, respectively. The Corporation had no short-term funds borrowed as of September 30, 2013. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $62.3 million as of September 30, 2014, $65.0 million as of December 31, 2013, and $65.0 million as of September 30, 2013. The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers. The repurchase agreement portion of the long-term debt was $10.0 million at September 30, 2014, and $15.0 million at December 31, 2013, and September 30, 2013. FHLB long-term advances were $52.3 million at September 30, 2014, $50.0 million at December 31, 2013, and $50.0 million as of September 30, 2013. Both FHLB advances and repurchase agreements are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances at significant rate savings. In the current interest rate environment, management has preferred to seek new long-term borrowings from FHLB rather than through repurchase agreements. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of September 30, 2014, the Corporation was significantly under this policy guideline at 7.0% of asset size with $59.6 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of September 30, 2014, the Corporation was significantly under this policy guideline at 76.1% of capital with $69.6 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings well within these policy guidelines throughout all of 2013 and through the first nine months of 2014.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $252.2 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of September 30, 2014	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	17.8%	8.0%	10.0%
Bank	17.6%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.5%	4.0%	6.0%
Bank	16.4%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.7%	4.0%	5.0%
Bank	10.6%	4.0%	5.0%

As of December 31, 2013
Total Capital to Risk-Weighted Assets
Consolidated	17.9%	8.0%	10.0%
Bank	17.8%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.6%	4.0%	6.0%
Bank	16.5%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.8%	4.0%	5.0%
Bank	10.7%	4.0%	5.0%

As of September 30, 2013
Total Capital to Risk-Weighted Assets
Consolidated	17.7%	8.0%	10.0%
Bank	17.6%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.5%	4.0%	6.0%
Bank	16.4%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.8%	4.0%	5.0%
Bank	10.7%	4.0%	5.0%

Dividends play a vital role in the management of capital levels of the Corporation. Management seeks a balance between maintaining a sufficient cushion of excess capital above regulatory limits versus the payment of dividends to the shareholders as a direct return of their investment. Due to a constant stream of stable earnings, the payment of a dividend is needed to maintain capital at acceptable levels in order to provide an adequate return of equity to the shareholders.

The Corporation’s dividends per share for the nine months ended September 30, 2014, were $0.80, compared to $0.78 for the nine months ended September 30, 2013. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier 1capital to average assets between 10.0% and 12.0%. The Corporation’s current tier I capital ratio is 10.7%. As a secondary measurement, the capital plan also targets a long term dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, the Corporation’s goal is to maintain and target a payout ratio within this range. For the nine months ended September 30, 2014, the payout ratio was slightly higher than the Capital plan range at 43.2% but has not had a material impact to the Corporation’s level of capital. Management’s goal is to maintain all regulatory capital levels at current levels. Future dividend payout ratios are dependent on the future level of earnings and other factors that impact the level of capital.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of September 30, 2014, the Corporation showed an unrealized gain, net of tax, of $666,000, compared to unrealized losses of $3,940,000 and $2,009,000 as of December 31, 2013, and September 30, 2013, respectively. These unrealized gains and losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

September 30,
2014
$
Commitments to extend credit:
Revolving home equity	33,521
Construction loans	21,929
Real estate loans	16,003
Business loans	80,875
Consumer loans	1,417
Other	3,425
Standby letters of credit	10,362

Total	167,532

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The Corporation was within internal gap guidelines for all ratios as of September 30, 2014. The gap ratios as of September 30, 2014, had not changed significantly since December 31, 2013, with a one-year gap of 86% and a three-year gap of 92%, compared to 87% and 91%, respectively, as of December 31, 2013.

Management has been maintaining higher levels of cash and cash equivalents to assist in offsetting the Corporation’s relatively long securities portfolio, which has helped to maintain the gap ratios at their current levels. The strategy of maintaining higher cash levels to improve gap ratios and act as an immediate hedge against liquidity risk and interest rate risk is expected to continue until the securities portfolio is materially shorter in duration. The Corporation’s securities portfolio measurements of duration and price volatility have been declining for the last several quarters and are expected to continue this trend. More recently, management has been selling longer tax-free municipal securities in favor of purchasing shorter taxable U.S. agency and corporate securities.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Although it is unlikely that short term rates will increase in 2014 and into 2015, management’s current position is to increase maturity gap percentages slightly throughout the remainder of 2014 and still maintain them within guidelines. Higher gap ratios will help the Corporation when rates do rise and it is important to take action to increase gap ratios in future quarters. The risk in maintaining high gap percentages is that, should interest rates not rise, management will have a higher amount of maturing assets that will reprice at lower rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which negatively impacts the Corporation’s interest income and margin. The risk of liabilities repricing at higher interest rates is very low in the present environment as over half of the Corporation’s deposits are core deposits with no repricing expected to occur in the near future. The remainder of the Corporation’s maturing liabilities made up of time deposits and borrowings are generally repricing to lower interest rates. Therefore, higher levels of liabilities repricing would currently benefit the Corporation.

Given the limited desirable rates available to the deposit customer, management also does not perceive significant risk that deposits maturing in the shorter time frames will leave the Corporation. It is likely that, should market interest rates rise materially in the remainder of 2014 and in 2015, customer behavior patterns would change and deposits would be more rate sensitive with a portion potentially leaving the Corporation. The Corporation has experienced a steady growth in both non-interest bearing and interest bearing funds during this historically low interest rate environment. This steady growth in deposits would likely be interrupted with a marked increase in interest rates.

The performance of the equity markets also has a bearing on how much of the current deposits will remain at the Corporation. It is management’s observation that since the financial crisis, an element of the Corporation’s deposit customers has been reluctant to redeploy funds presently at banks back into the equity market. They have been negatively impacted by multiple declines in the equity markets. It remains to be seen whether further equity market improvements will materially change customer behavior.

Ideally, management would prefer to maintain slightly higher six-month and one-year gap ratios than the current levels in order to prepare for rates-up, while still maintaining a higher three-year gap ratio to be positioned to reinvest assets after interest rates have increased significantly over a period of time. For example, even if the FOMC were to begin increasing short-term interest rates in mid-2015, it would likely be at least until early 2016 before interest rates would likely near the highs of the next rate cycle. The Corporation’s significantly high overnight cash position is to counter the relatively light initial cash ladder of the securities portfolio and will allow the Corporation to immediately invest in higher yielding instruments when interest rates rise. The risk of carrying large cash balances and positioning for higher interest rates too early may subject the Corporation to more repricing risk and lower net interest margin. Currently, the Corporation’s net interest margin is not improving from prior levels due to lower security yields resulting from higher amortization and lower loan yields resulting from competitive pricing in the current interest rate environment. Management’s future asset liability decisions will be dependent upon improvements in asset yield as well as the expected timing of short-term rate increases. Management expects that the gap ratios will remain within the established guidelines throughout the remainder of 2014.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of September 30, 2014, the Corporation was within guidelines for all of the above measurements except the securities portfolio liquidity as a percentage of assets. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 5% and 10% of total assets. As of September 30, 2014, these cash flows represented 4.2% of total assets, which is under the lower guideline. However, when factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 7.8% of total assets. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management has been carrying an average of $35 million to $45 million of cash and cash equivalents on a daily basis throughout the first nine months of 2014, and expects this will continue in the near future. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of September 30, 2014. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

As a result of the many assumptions, this information should not be relied upon to predict future results. Additionally, both of the analyses discussed below do not consider any action that management could take to minimize or offset the negative effect of changes in interest rates. These tools are used to assist management in identifying possible areas of risk in order to address them before a greater risk is posed. Personnel perform an in-depth annual validation and a quarterly review of the settings and assumptions used in the model to ensure reliability of the forecast results. Additionally, in the third quarter of 2014, an independent third party performed a comprehensive validation on the model input, assumptions, and output and determined that the model was managed appropriately and generating acceptable results. Back testing of the model to actual results is performed quarterly to ensure the validity of the assumptions in the model. The internal and external validations as well as the back testing indicate that the model assumptions are reliable.

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

The third quarter 2014 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of September 30, 2014, the Corporation was well within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios show a positive impact to net interest income. This is largely due to the increase in variable rate loans that has occurred during this historically low rate environment and the higher cash balances. On the liability side, if interest rates do increase, it is typical for management to react slowly in increasing deposit rates. The increases in net interest income in the up-rate scenarios are slightly lower than the increases reflected at December 31, 2013, but importantly still show improved net interest income. It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities, which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario. However, even in the highly unlikely down-rate scenarios, the Corporation’s exposure to declining net interest income is still within policy guidelines.

Management’s primary concern in this current rate environment is with the most likely scenario of higher interest rates; therefore, they are reviewed with more scrutiny. For the rates-up 100 basis point scenario, net interest income increased minimally by 1.2% compared to the rates unchanged scenario. This minimal increase reflects the fact that some loans are priced at floor rates of 4.00% currently and would not be able to immediately reprice by the full amount of the rate movement. However, in the remaining rates-up scenarios, the net interest income increases more substantially reflecting the full repriceabilty of the Corporation’s interest-earning assets. For the rates-up 200, 300, and 400 basis point scenarios, net interest income increased by 4.5%, 9.1%, and 14.2%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, -15%, and -20% for the rates up 100, 200, 300, and 400 basis point scenarios, respectively.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of September 30, 2014, the Corporation was within guidelines for all scenarios with the rates-up exposures showing less volatility than the December 31, 2013 measurements. The decrease in fair value exposure since December 31, 2013, can be primarily attributed to holding higher levels of cash that have no fair value risk. Additionally, the value of non-interest bearing deposit accounts has always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation, representing a decrease in liabilities, as interest rates rise.

In the first quarter of 2013, the asset liability model settings were changed for the Corporation’s interest-bearing core deposit accounts to reflect their true value more accurately as rates rise based on assumptions regarding the proportionality of their rates changing in relation to the change in the Prime rate. More recently, management has built more deposit rate sensitivity into the model to reflect that interest rates will be coming off all-time lows and they have been artificially held low for a prolonged period of time. Management believes the interest bearing core deposit types will be more rate sensitive on average than these deposits were in the last rates-up cycle.

The results as of September 30, 2014, indicate that the Corporation’s net portfolio value would experience a slight valuation gain of 1.9% in the rates-up 100 basis point scenario, and losses of 1.0%, 6.1% and 12.7% in the rates-up 200, 300, and 400 basis point scenarios, respectively. Management’s maximum permitted declines in net portfolio value by policy are -7.5% for rates-up 100 basis points, graduating up to -30% for rates-up 400 basis points. A valuation loss indicates that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The more significant valuation losses represented in the higher rates-up scenarios are indicative of the Corporation’s longer-term assets like residential mortgages and municipal securities showing significant declines in value as interest rates increase further. However, the value of the cash held by the Corporation and the non-interest bearing deposits helps to offset this negative exposure to a large degree. It is not anticipated that these exposures to valuation changes will change materially during the remainder of 2014. Additionally, based on three past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, when short term interest rates do increase. The Corporation’s core deposits have been stable through a number of rate cycles.

The weakness with the net portfolio value analysis is that it assumes liquidation of the Corporation rather than as a going concern. For that reason, it is considered a secondary measurement of interest rate risk to “Changes in Net Interest Income” discussed above. However, the net portfolio value analysis is a more important tool to measure the impact of interest rate changes to capital. In the current regulatory climate, the focus is on ensuring adequate asset liability modeling is being done to project the impact of very large interest rate increases. The asset liability modeling currently in place measures the impact of such a rate change on the valuation of the Corporation’s loans, securities, deposits, and borrowings, and the resulting impact to capital. Management continues to analyze additional scenario testing to model “worst case” scenarios to adequately plan for the possible severe impact of such events.

Index ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2014, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index ENB FINANCIAL CORP

PART II – OTHER INFORMATION

September 30, 2014

Item 1. Legal Proceedings

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation or its subsidiaries taken as a whole. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation. In addition, no material proceedings are pending, are known to be threatened, or contemplated against the Corporation by governmental authorities.

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. Management has not identified any new risk factors since the December 31, 2013 Form 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended September 30, 2014.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

July 2014	—	—	—	26,060
August 2014	—	—	—	26,060
September 2014	4,000	$30.75	4,000	22,060

Total	4,000

*On August 13, 2008, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans previously mentioned. The first purchase of common stock under this plan occurred on August 27, 2008. By September 30, 2014, a total of 117,940 shares were repurchased at a total cost of $3,083,000 for an average cost per share of $26.14. Management may choose to repurchase additional shares during the remainder of 2014.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Nothing to Report

Index ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Incorporation of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	2011 Employee Stock Purchase Plan	****

10.3	2010 Non-Employee Directors’ Stock Plan	*****

11	Statement re: computation of per share earnings (Included on page 4 herein)	4

31.1	Section 302 Chief Executive Officer Certification	77

31.2	Section 302 Principal Financial Officer Certification	78

32.1	Section 1350 Chief Executive Officer Certification	79

32.2	Section 1350 Principal Financial Officer Certification	80

*	Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.

**	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.

***	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2008.

****	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.

*****	Incorporated herein by reference to Exhibit 10 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 4, 2010.

Index ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: November 13, 2014	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
Chief Executive Officer and President

Dated: November 13, 2014	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

Index ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2011 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)
10.3	2010 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 77
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 78
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 79
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 80

