Form 10-K
period 2014-12-31
ENB Financial Corp
filed 2015-03-27
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Title of each class

Common Stock, Par Value $0.20 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, was approximately $52,093,489.

The number of shares of the registrant’s Common Stock outstanding as of February 13, 2015, was 2,857,138.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders to be held on May 5, 2015, is incorporated into Parts III and IV hereof.

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

Item 1. Business

General

ENB Financial Corp (“the Corporation”) is a bank holding company that was formed on July 1, 2008. The Corporation’s wholly owned subsidiary, Ephrata National Bank (“the Bank”), also referred to as ENB, is a full

Table of Contents ENB FINANCIAL CORP

service commercial bank organized under the laws of the United States. Presently, no other subsidiaries exist under the bank holding company. The Corporation and the Bank are both headquartered in Ephrata, Lancaster County, Pennsylvania. The Bank was incorporated on April 11, 1881, pursuant to The National Bank Act under a charter granted by the Office of the Comptroller of the Currency (OCC). The Federal Deposit Insurance Corporation (FDIC) insures deposit accounts to the maximum extent provided by law. The Corporation’s retail, operational, and administrative offices are predominantly located in Northern Lancaster County, Pennsylvania. Nine full service offices are located in Lancaster County with one full service office in Lebanon County, Pennsylvania.

The basic business of the Corporation is to provide a broad range of financial services to individuals and small-to-medium-sized businesses in Northern Lancaster County as well as Berks and Lebanon Counties. The Corporation utilizes funds gathered through deposits from the general public to originate loans. The Corporation offers a range of demand accounts, in addition to savings and time deposits. The Corporation also offers secured and unsecured commercial, real estate, and consumer loans. Ancillary services that provide added convenience to customers include direct deposit and direct payments of funds through Electronic Funds Transfer, ATMs linked to the Star® network, telephone banking, MasterCard® debit cards, Visa® or MasterCard credit cards, and safe deposit box facilities. In addition, the Corporation offers internet banking including bill pay and wire transfer capabilities, remote deposit capture, and an ENB Bank on the Go! app for iPhones or Android phones. The Corporation also offers a full complement of trust and investment advisory services through ENB’s Money Management Group.

As of December 31, 2014, the Corporation employed 247 persons, consisting of 196 full-time and 51 part-time employees. The number of full-time employees increased by six, and the number of part-time employees increased by one from the previous year-end. Growth in the number of full-time and part-time employees is attributable to the continued staffing growth of the mortgage operations function and the addition of an Information Security Officer. A collective bargaining agent does not represent the employees.

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

Market Area, and Competition

The Corporation’s primary market area is northern Lancaster County, Pennsylvania, where nine full service offices are located. However, the Corporation’s market area also extends into contiguous Lebanon and Berks Counties. The Corporation’s tenth full service office was opened in November 2013 in southeastern Lebanon County to extend physical presence to that county. The Corporation’s greater service area is considered to be Lancaster, Lebanon, and Berks Counties of Pennsylvania. The area served by the Corporation is a mix of rural communities and small to mid-sized towns.

The Corporation’s headquarters and main campus are located in Ephrata, Pennsylvania. The Corporation’s main office and drive-up are located in downtown Ephrata, while the Cloister office is also located within Ephrata Borough. As such, the Corporation has a very strong presence in Ephrata Borough, a community with a population of approximately 13,000. When surrounding areas that also share an Ephrata address and zip code are included, the population is over 32,000 based on 2010 census data. The Corporation ranks a commanding first in deposit market

Table of Contents ENB FINANCIAL CORP

share in the Ephrata area with 44.1% of deposits as of June 30, 2014, based on data compiled annually by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s deposit market share in the Ephrata area was 45.7% as of June 30, 2013. The Corporation’s very high market share in the Ephrata area equates to a saturation of the local market that has led to the expansion of the Corporation’s branch network.

In the past 15 years, the Corporation’s market area has expanded beyond the greater Ephrata area to encompass most of northern Lancaster County, with the exception of the most western parts of the County. The majority of this expansion has occurred in recent history with the addition of six new branch offices since 1999, bringing the total offices to ten. Lancaster County ranks high nationally as a favored place to reside due to its scenic and fertile farmland, low cost of living, diversity of the local economy, and proximity to several large metropolitan areas. As a result, the area has experienced significant population growth and development. The population growth of Lancaster County has remained above both Pennsylvania and national growth levels over the past fifty years. Additionally, the population of Lancaster County has recently eclipsed half a million, with 2010 census information showing an estimated population of 508,000. The FDIC deposit market share data ranked the Corporation 5th in deposit market share in Lancaster County, with 6.6% of deposits as of June 30, 2014. The Corporation held 6.6% of deposit market share as of June 30, 2013.

In the course of attracting and retaining deposits and originating loans, the Corporation faces considerable competition. The Corporation competes with other commercial banks, savings and loan institutions, and credit unions for traditional banking products, such as deposits and loans. Based on FDIC summary of deposit data, there were 19 banks and savings associations and 12 credit unions operating in Lancaster County as of June 30, 2014, representing one more bank and one less credit union than the prior year. The Corporation competes with consumer finance companies for loans, mutual funds, and other investment alternatives for deposits. The Corporation competes for deposits based on the ability to provide a range of products, low fees, quality service, competitive rates, and convenient locations and hours. The competition for loan origination generally relates to interest rates offered, products available, quality of service, and loan origination fees charged. Several competitors within the Corporation’s primary market have substantially higher legal lending limits that enable them to service larger loans and larger commercial customers.

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

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in northern Lancaster County, Pennsylvania. Agricultural purpose loans make up approximately 33% of the loan portfolio; however, these loans are further diversified according to type of agriculture, of which dairy is the largest component accounting for approximately 15% of the loan portfolio. The business activities of the Corporation are generally not seasonal in nature. The sizable agricultural portfolio has minority elements that are predominately seasonal in nature due to typical farming operations. Financial instruments with concentrations of credit risk are described in Note P of the Notes to Consolidated Financial Statements included in this Report. The concentration of credit risk information in Note P is incorporated by reference into this Part I, Item 1.

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

Table of Contents ENB FINANCIAL CORP

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

Those public companies with public floats under $75 million that did not qualify under the smaller reporting company were considered non-accelerated filers. Both were not subject to Section 404b. The non-accelerated filers also included publicly traded companies that previously did have a public float over $75 million but were now less than $50 million due to market conditions, specifically lower market value of their stock. The Corporation continues to meet the definition of a smaller reporting company as it has a public equity float of approximately $52.1 million as of June 30, 2014.

On October 2, 2009, the SEC announced, concurrent with the release of its most recent cost-benefit study that the Commission was granting a final deferral of the effective date of Section 404b for small companies, extending the deadline to annual reports for fiscal years ending after June 15, 2010. Then on July 21, 2010, when the Dodd-Frank Act was signed into law, Section 404b was permanently deferred for all smaller reporting companies. The Corporation would become subject to Section 404b requirements of SOX at the end of 2015 if public float exceeds $75 million on June 30, 2015, at which time the Corporation would be considered an accelerated filer.

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
9

Table of Contents ENB FINANCIAL CORP
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

The Corporation is a member of the Federal Reserve System. Therefore, the policies and regulations of the Federal Reserve Board have a significant impact on many elements of the Corporation’s operations, including:

•	Loan and deposit growth
•	Rate of interest earned and paid
•	Types of securities
12

Table of Contents ENB FINANCIAL CORP
•	Breadth of financial services provided
•	Levels of liquidity
•	Levels of required capital

Management cannot predict the effect of changes to such policies and regulations upon the Corporation’s business model and the corresponding impact they may have on future earnings.

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.” For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2014, and December 31, 2013. This designation has benefited the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate. The FDIC adjusts the insurance rates when necessary. FDIC insurance rates have been significantly higher in recent years compared to years prior to the financial crisis. In 2008, during the financial crisis, the FDIC insurance limit was increased from $100,000 to $250,000 along with unlimited insurance coverage on non-interest bearing deposits and interest bearing deposit balances with interest rates less than or equal to 0.50%. Significant increases in the FDIC insurance costs were assessed in 2009 to both cover the increased level of bank failures that were occurring and the higher level of coverage. Since then the number of bank failures has significantly declined and the FDIC has been able to decrease the cost of the insurance. The total FDIC assessments paid by the Bank in 2014 were $378,000, compared to $343,000 in 2013.

In addition to FDIC insurance costs, the Bank is subject to assessments to pay the interest on Financing Corporation Bonds. Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions. These assessment rates are set quarterly. The total Financing Corporation assessments paid by the Bank in 2014 were $46,000 compared to $45,000 in 2013.

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

Other Provisions of the FDICIA

Each depository institution must submit audited financial statements to its primary regulator and the FDIC, whose reports are made publicly available. In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at “large institutions” (as defined by FDIC regulation) must include members with banking or financial management expertise. The audit committee at “large institutions” must also have access to independent outside counsel. In addition, an institution must notify the FDIC and the institution’s primary regulator of any change in the institution’s independent auditor, and annual management letters must be provided to the FDIC and the depository institution’s primary regulator. The regulations define a “large institution” as one with over $500 million in assets, which does include the Bank. Also, under the rule, an institution's independent public accountant must examine the institution's internal controls over financial reporting and perform agreed-upon procedures to test compliance with laws and regulations concerning safety and soundness.

Under the FDICIA, each federal banking agency must prescribe certain safety and soundness standards for depository institutions and their holding companies. Three types of standards must be prescribed:

•	asset quality and earnings
•	operational and managerial, and
•	compensation

Such standards would include a ratio of classified assets to capital, minimum earnings, and, to the extent feasible, a minimum ratio of market value to book value for publicly traded securities of such institutions and holding companies. Operational and managerial standards must relate to:

•	internal controls, information systems and internal audit systems
•	loan documentation
•	credit underwriting
•	interest rate exposure
•	asset growth, and
•	compensation, fees and benefits

The FDICIA also sets forth Truth in Savings disclosure and advertising requirements applicable to all depository institutions.

Table of Contents ENB FINANCIAL CORP

Real Estate Lending Standards

Pursuant to the FDICIA, federal banking agencies adopted real estate lending guidelines which would set loan-to-value (“LTV”) ratios for different types of real estate loans. The LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. If the institution does not hold a first lien position, the total loan amount would be combined with the amount of all junior liens when calculating the ratio. In addition to establishing the LTV ratios, the guidelines require all real estate loans to be based upon proper loan documentation and a recent appraisal or certificate of inspection of the property.

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

Table of Contents ENB FINANCIAL CORP

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

The Bank has a policy in place that offers general employees more favorable loan terms than those offered to non-employee customers. The Bank’s policy on loans to insiders allows insiders to participate in the same favorable rate and terms offered to all other employees; however, any loan to an insider that does not fall within permissible regulatory exceptions must receive the prior approval of the Bank’s Board of Directors.

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

Table of Contents ENB FINANCIAL CORP

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

Table of Contents ENB FINANCIAL CORP

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

Ongoing Legislation

As a consequence of the extensive regulation of the financial services industry and specifically commercial banking activities in the United States, the Corporation’s business is particularly susceptible to changes in federal and state legislation and regulations. Over the course of time, various federal and state proposals for legislation could result in additional regulatory and legal requirements for the Corporation. Management cannot predict if any such legislation will be adopted, or if adopted, how it would affect the business of the Corporation. Past history has demonstrated that new legislation or changes to existing legislation usually results in a heavier compliance burden and generally increases the cost of doing business.

Management believes that the effect of any current legislative proposals on the liquidity, capital resources and the results of operations of the Corporation and the Bank will be minimal. It is possible that there will be regulatory proposals which, if implemented, could have a material effect upon our liquidity, capital resources and results of operations. In addition, the general cost of compliance with numerous federal and state laws does have, and in the future may have, a negative impact on our results of operations. As with other banks, the status of the financial services industry can affect the Bank. Consolidations of institutions are expected to continue as the financial services industry seeks greater efficiencies and market share. Bank management believes that such consolidations may enhance the Bank’s competitive position as a community bank.

Table of Contents ENB FINANCIAL CORP

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein, from Item 6 on page 32 and the Consolidated Statements of Income on page 76 as found in this Form 10-K filing.

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

Table of Contents ENB FINANCIAL CORP

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

As of December 31, 2014, 51.8% of the Corporation’s loan portfolio consisted of commercial, industrial, and construction loans secured by real estate. Another 12.8% of the Corporation’s loan portfolio consisted of commercial loans not secured by real estate. These types of loans are generally viewed as having more risk of default than consumer real estate loans or other consumer loans. These types of loans are also typically larger than consumer real estate loans and other consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Basel III Capital Requirements May Require Us To Maintain Higher Levels Of Capital, Which Could Reduce Our Profitability

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

Table of Contents ENB FINANCIAL CORP

Future Credit Downgrades Of The United States Government Due To Issues Relating To Debt And The Deficit May Adversely Affect The Corporation

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

Table of Contents ENB FINANCIAL CORP

could have a material adverse effect on the Corporation’s business, financial condition, and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Future Governmental Regulation And Legislation Could Limit The Corporation’s Future Growth.

The Corporation is a registered bank holding company, and its subsidiary bank is a depository institution whose deposits are insured by the FDIC. As a result, the Corporation is subject to various regulations and examinations by various regulatory authorities. In general, statutes establish the corporate governance and eligible business activities for the Corporation, certain acquisition and merger restrictions, limitations on inter-company transactions such as loans and dividends, capital adequacy requirements, requirements for anti-money laundering programs and other compliance matters, among other regulations. The Corporation is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. Compliance with these statutes and regulations is important to the Corporation’s ability to engage in new activities and consummate additional acquisitions.

In addition, the Corporation is subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles and governmental economic and monetary policies. The Corporation cannot predict whether any of these changes may adversely and materially affect it. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on the Corporation’s activities that could have a material adverse effect on its business and profitability. While these statutes are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes increases the Corporation’s expense, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors.

The Regulatory Environment For The Financial Services Industry Is Being Significantly Impacted By Financial Regulatory Reform Initiatives In The United States And Elsewhere, Including Dodd-Frank And Regulations Promulgated To Implement It

Dodd-Frank, which was signed into law on July 21, 2010, comprehensively reforms the regulation of financial institutions, products and services. Dodd-Frank requires various federal regulatory agencies to implement numerous rules and regulations. Because the federal agencies are granted broad discretion in drafting these rules and regulations, many of the details and the impact of Dodd-Frank may not be known for many months or years.

While much of how the Dodd-Frank and other financial industry reforms will change our current business operations depends on the specific regulatory reforms and interpretations, many of which have yet to be released or finalized, it is clear that the reforms, both under Dodd-Frank and otherwise, will have a significant effect on our entire industry. Although Dodd-Frank and other reforms will affect a number of the areas in which we do business, it is not clear at this time the full extent of the adjustments that will be required and the extent to which we will be able to adjust our businesses in response to the requirements. Although it is difficult to predict the magnitude and extent of these effects at this stage, we believe compliance with Dodd-Frank and implementing its regulations and initiatives will negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and it may also limit our ability to pursue certain business opportunities.

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

Table of Contents ENB FINANCIAL CORP

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

Table of Contents ENB FINANCIAL CORP

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

The Corporation’s Information Systems May Experience An Interruption Or Breach In Security

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan, and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of its information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. Further, while the Corporation maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. The occurrence of any failures, interruptions, or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, adversely affecting customer or consumer confidence, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny and possible regulatory penalties, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation’s Operations Of Its Business, Including Its Interaction With Customers, Are Increasingly Done Via Electronic Means, And This Has Increased Its Risks Related To Cyber Security

The Corporation is exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. The Corporation has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to prevent or limit the effect on the possible security breach of its information systems. While the Corporation maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. While the Corporation has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened

Table of Contents ENB FINANCIAL CORP

cyber-incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support our business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and reputational damage adversely affecting customer or investor confidence.

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

None

Table of Contents ENB FINANCIAL CORP

Item 2. Properties

ENB Financial Corp’s headquarters and main office of Ephrata National Bank are located at 31 East Main Street, Ephrata, Pennsylvania.

Listed below are the office locations of properties owned or leased by the Corporation. No mortgages, liens, or encumbrances exist on any of the Corporation’s owned properties. As of December 31, 2014, the Corporation leased two properties.

		Location	Bldg
Property Location	Owned	Acreage	Sq Ftg

Corporate Headquarters/Main Office	Owned	0.50	42,539
31 East Main Street
Ephrata, Pennsylvania

ENB's Money Management Group	Owned	0.17	11,156
47 East Main Street
Ephrata, Pennsylvania

Technology Center	Owned	0.43	12,208
31 East Franklin Street
Ephrata, Pennsylvania

Administrative Offices	Leased	N/A	5,867
124 East Main Street
Ephrata, Pennsylvania

Main Street Drive-In	Owned	0.41	700
42 East Main Street
Ephrata, Pennsylvania

Cloister Office	Owned	2.00	7,393
809 Martin Avenue
Ephrata, Pennsylvania

Hinkletown Office	Owned	1.30	4,563
935 North Railroad Avenue
New Holland, Pennsylvania

Denver Office	Owned	1.40	5,181
1 Main Street
Denver, Pennsylvania

Akron Office	Owned	1.50	5,861
351 South 7th Street
Akron, Pennsylvania

Lititz Office	Owned	3.53	5,555
3190 Lititz Pike
Lititz, Pennsylvania

Blue Ball Office	Owned	2.27	5,900
110 Marble Avenue
East Earl, Pennsylvania

Manheim Office	Owned	2.81	5,148
1 North Penryn Road
Manheim, Pennsylvania

Leola Office	Leased	N/A	3,736
361 West Main Street
Leola, Pennsylvania

Myerstown Office	Owned	2.07	4,426
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

Item 4. Mine Safety Disclosures – Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation has only one class of stock authorized, issued, and outstanding, which consists of common stock with a par value of $0.20 per share. As of December 31, 2014, there were 12,000,000 shares of common stock authorized with 2,869,557 shares issued, and 2,856,836 shares outstanding to approximately 1,410 shareholders. The Corporation’s common stock is traded on a limited basis on the OTCBB under the symbol “ENBP.” Prices presented in the table below reflect high and low prices of actual transactions known to management. Prices and dividends per share are adjusted for stock splits. Market quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not reflect actual transactions.

	2014			2013
	High	Low	Dividend	High	Low	Dividend

First quarter	$30.90	$29.38	$0.26	$29.00	$27.39	$0.26
Second quarter	29.95	29.20	0.27	30.35	28.05	0.26
Third quarter	31.00	29.40	0.27	30.00	29.00	0.26
Fourth quarter	32.30	29.75	0.27	31.25	28.90	0.26

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

ENB Financial Corp offers its shareholders the convenience of a Dividend Reinvestment Plan (DRP) and the direct deposit of cash dividends. The DRP gives shareholders registered with the Corporation the opportunity to have their quarterly dividends invested automatically in additional shares of the Corporation’s common stock. Shareholders who prefer a cash dividend may have their quarterly dividends deposited directly into a checking or savings account at their financial institution. For additional information on either program, contact the Corporation’s stock registrar and dividend paying agent, Computershare Shareholder Services, P.O. Box 30170, College Station, TX 77842-3170.

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended December 31, 2014.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

October 2014	—	—	—	22,060
November 2014	—	—	—	22,060
December 2014	4,550	$32.20	4,550	17,510

Total	4,550

* On August 13, 2008, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s Dividend Reinvestment Plan, Employee Stock Purchase Plan, and Non-Employee Directors’ Stock Plan. The first purchase of common stock under this plan occurred on August 27, 2008. By December 31, 2014, a total of 122,490 shares were repurchased at a total cost of $3,229,000, for an average cost per share of $26.36. Management may choose to repurchase additional shares in 2015.

Recent Sales of Unregistered Securities and Equity Compensation Plan

The Corporation does not have an equity compensation plan and has not sold any unregistered securities.

Shareholder Performance Graph

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on ENB Financial Corp’s common stock against the cumulative total return of the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index for the period of five fiscal years commencing December 31, 2009, and ending December 31, 2014. The graph shows that the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2009, in each of the following: the Corporation’s common stock, the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index and that all dividends were reinvested in those securities over the past five years, the cumulative total return on such investment would be $190.17, $205.95, $164.07, and $199.80, respectively. The shareholder return shown on the graph below is not necessarily indicative of future performance.

Table of Contents ENB FINANCIAL CORP

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
ENB Financial Corp	100.00	111.14	113.04	151.85	172.07	190.17
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
Mid-Atlantic Custom Peer Group*	100.00	109.30	109.36	127.36	150.73	164.07
SNL Small Cap Bank	100.00	122.16	116.68	135.91	189.56	199.80

*Mid-Atlantic Custom Peer Group consists of 120 commercial banks located in the Mid-Atlantic states of Pennsylvania, New York, New Jersey, Maryland, and Washington D.C.  The largest bank in this peer group had assets of $995 million and the smallest had assets of $29 million.

Table of Contents ENB FINANCIAL CORP

Item 6  - Selected Financial Data

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data set forth below should be read in conjunction with the Corporation's financial statements and their accompanying notes presented elsewhere herein.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	$	$	$	$	$
INCOME STATEMENT DATA
Interest income	27,137	26,906	28,267	31,233	32,754
Interest expense	4,676	5,382	6,413	8,246	10,547
Net interest income	22,461	21,524	21,854	22,987	22,207
Provision (credit) for loan losses	(50)	(225)	(975)	1,575	1,800
Other income	9,548	9,397	7,277	7,082	6,960
Other expenses	23,421	21,935	21,169	20,160	20,057
Income before income taxes	8,638	9,211	8,937	8,334	7,310
Provision for federal income taxes	1,546	1,501	1,295	1,186	965
Net income	7,092	7,710	7,642	7,148	6,345

PER SHARE DATA
Net income (basic and diluted)	2.48	2.70	2.68	2.50	2.23
Cash dividends paid	1.07	1.04	1.00	0.96	0.96
Book value at year-end	32.47	29.33	31.39	28.85	25.99

BALANCE SHEET DATA
Total assets	857,208	812,256	799,186	771,146	747,769
Total loans	471,168	438,220	414,359	412,638	415,234
Securities	295,822	300,328	305,634	284,011	259,138
Deposits	699,651	656,626	633,161	605,678	595,594
Total long-term debt	62,300	65,000	73,000	73,000	74,500
Stockholders' equity	92,767	83,776	89,515	82,471	74,233

SELECTED RATIOS
Return on average assets	0.84%	0.96%	0.98%	0.95%	0.85%
Return on average stockholders' equity	7.98%	8.92%	8.87%	9.22%	8.62%
Average equity to average assets ratio	10.57%	10.78%	11.11%	10.26%	9.85%
Dividend payout ratio	43.15%	38.52%	37.31%	38.40%	43.05%
Efficiency ratio	76.11%	73.36%	69.53%	65.36%	65.68%
Net interest margin	3.10%	3.17%	3.35%	3.56%	3.50%

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

Results of Operations

Overview

The Corporation recorded net income of $7,092,000 for the year ended December 31, 2014, an 8.0% decrease from the $7,710,000 earned during the same period in 2013. The 2013 net income was 0.9% higher than the 2012 net income of $7,642,000. Earnings per share, basic and diluted, were $2.48 in 2014, compared to $2.70 in 2013, and $2.68 in 2012.

Lower 2014 earnings were driven primarily by a $1.5 million, or 6.8% increase, in total operating expenses. Expenses increased at a higher pace due to the opening of two new branch offices in 2013 and an expansion of the mortgage function in 2014. Salaries and benefits accounted for $1.0 million of the $1.5 million increase. Additionally, the credit provision for loan losses was smaller in 2014 by $175,000. These impacts to income were not fully offset by the $937,000, or 4.4% increase, in net interest income and a $151,000 increase in total non-interest income.

Net interest income accounts for 70% of the gross income stream of the Corporation. The 4.4% increase in 2014 was a marked improvement from the 1.5% decrease in net interest income that occurred in 2013. However, the Corporation’s net interest margin decreased in 2014 to 3.10% from 3.17% in 2013, driven by decreases in asset yield. Sufficient volume growth in the loan portfolio offset the effect of lower yields; however, interest income on securities was lower despite higher average balances. Lower market interest rates made it possible to continue to achieve savings on funding costs for both deposit accounts and borrowings, the largest contributor to a higher net interest income.

The Corporation’s non-interest income remained relatively stable from 2013 to 2014. Gains on securities of $3.1 million remained the largest single element of non-interest income. While slightly lower than the $3.2 million taken during 2013, the gains on securities remained at a very high level. These gains are a function of management executing on favorable bond pricing given historically low interest rates. Gains on the sale of mortgages were up by $173,000, which compensated for the decline in securities gains.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The Corporation’s 2014 ROA was 0.84%, compared to 0.96% in 2013; ROE decreased from 8.92% in 2013 to 7.98% in 2014. The decrease in ROA and ROE was primarily due to slower earnings growth compared to asset and equity growth.

Key Ratios	Year Ended
	December 31,
	2014	2013
Return on Average Assets	0.84%	0.96%
Return on Average Equity	7.98%	8.92%

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
33

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis
•	Income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In 2014, NII generated 70.2% of the Corporation’s gross revenue stream, compared to 69.6% in 2013, and 75.0% in 2012. Since NII comprises a significant portion of the operating income, the direction and rate of increase or decrease will often indicate the overall performance of the Corporation.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets, are presented on an FTE basis. This differs from the NII reflected on the Corporation’s Statements of Income, where the NII is simply the interest earned on loans and securities less the interest paid on deposits and borrowings. By calculating the NII on an FTE basis, the added benefit of having tax-free loans and securities is factored in to more accurately represent what the Corporation earns through the NII. The FTE adjustment shows the benefit these loans and securities bring in a dollar amount because the Corporation does not pay tax on the income they generate. As a result, the FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income. The amount of FTE adjustment totaled $1,841,000 for 2014, $2,175,000 for 2013, and $2,189,000 for 2012. The decrease in 2014 can be primarily attributed to holding fewer tax-free assets, both in the loan and securities portfolios.

Net Interest Income

(DOLLARS IN THOUSANDS)

	Year ended
	2014	2013	2012
	$	$	$

Total interest income	27,137	26,906	28,267
Total interest expense	4,676	5,382	6,413

Net interest income	22,461	21,524	21,854
Tax equivalent adjustment	1,841	2,175	2,189

Net interest income
(fully taxable equivalent)	24,302	23,699	24,043

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates charged on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. The Federal funds rate has not changed since December of 2008. While the Federal Reserve has not changed the Federal funds rate over the past six years, it has been utilizing a number of other granted powers to help stimulate the economy while managing monetary policy, including maintaining low levels of inflation. This period of over six years with extremely low overnight rates is the lowest and longest in U.S. history. It appears this low interest rate environment will continue well into 2015, although there is a possibility that the Federal Reserve could increase overnight rates later in the year.

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate has also not moved from its historic low of 3.25% since December 31, 2008.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The fact that the Federal funds rate and the Prime rate have remained at these very low levels for five years has made it difficult to grow the NII of the Corporation as the net interest margin has declined. Initially, in the early part of this six-year period, management was able to grow interest earning assets sufficiently to offset the loss of margin, to increase NII. However, in 2012 and 2013, the Corporation’s NII and margin experienced declines. In 2014, NII on a tax equivalent basis increased by $603,000, or 2.5%, but the Corporation’s margin still showed a decline. This is typical in a prolonged low rate environment when additional savings on interest expense are limited, while yields on the Corporation’s longer assets continue to reprice to lower levels. This causes a decline in the Corporation’s margin, but the impact of the decrease in margin can be offset by sufficient increases in interest earning assets, causing an increase in NII.

The extended extremely low Federal funds rate has enabled management to reduce the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense, while the decrease in the Prime rate has reduced the yield on the Corporation’s Prime-based loans. In this environment the Corporation’s fixed rate loans and securities have generally repriced to lower rates as they mature or reach the end of their fixed rate period. This has occurred over the past six years and continues to cause lower yields on the Corporation’s assets.

Security yields fluctuate more rapidly than loan yields based primarily on the changes to the U.S. Treasury rates and yield curve. With lower U.S. Treasury rates on average in 2014 compared to 2013, most of the security reinvesting was occurring at lower rates. As the volume of securities sold at gains continued at a higher level, this also resulted in more reinvestment at lower rates. Management did generally direct a portion of the security sale proceeds into loan growth. Additionally, management repositioned within the security portfolio and purchased shorter assets which impacted security yield. Meanwhile, the Corporation’s loan yield has continued to decline as new loans are going on at among the lowest loan rates of this interest rate cycle. Management does price above the Prime rate on variable rate loans, which helps with loan yield, however, these rates on average are still lower than the typical fixed rate loan. Therefore, any increases in total variable rate loans will generally reduce overall loan portfolio yield. An element of the Corporation’s Prime-based commercial loans is priced above the Prime rate based on the level of credit risk of the borrower. Additionally, certain variable rate consumer loans are priced above Prime. Prime-based pricing continues to be driven largely by local competition.

Mid-term and long-term interest rates generally declined throughout 2014 with little moves up and down throughout the year, but ultimately ending lower than they were at the start of the year. The 10-year U.S. Treasury yield stood at 2.17% on December 31, 2014, compared to 3.04% at December 31, 2013. This had the impact of decreasing the U.S. Treasury curve slope with less than 200 basis points of spread between the 10-year and overnight funds. This provided opportunities at year-end to sell securities at higher gains, increasing income at December 31, 2014. However, the materially lower U.S. Treasury rates had a negative impact to the yield on securities. Additionally, with a flatter yield curve and lower mid and long-term interest rates, management was not able to increase loan rates to improve yield. As a result, the Corporation’s asset yield continued to decline.

The slope of the yield curve has fluctuated many times in the past two years with the overnight rates remaining the same, with the 10-year U.S. Treasury yield as high as 3.04% in 2013 and 3.01% in 2014, and as low as 1.66% in 2013, and 2.07% in 2014. The Treasury slope was significantly lower at December 31, 2014, compared to December 31, 2013, inhibiting the overall yield achieved on loans and securities. The average 10-year U.S. Treasury yield was approximately 2.54% in 2014 versus 2.35% in 2013. The weakening of the slope of the yield curve has increased unrealized gains on the Corporation’s securities, which in turn increased capital.

While it is becoming increasingly difficult to achieve savings on the Corporation’s overall cost of funds, management was able to selectively reprice time deposits and borrowings to lower levels during 2014 resulting in nominal savings. Generally, it was longer-term CDs repricing at lower rates that helped to achieve interest expense savings on deposits. It is not anticipated that interest rates on interest bearing core deposits can be reduced further in 2015 as these rates have already been reduced pretty significantly over the course of the past few years. While CD rate reductions are also limited, there are still small savings to be achieved in CDs repricing down from higher rates five years ago. Borrowing costs and the wholesale borrowing curves that they are based on generally follow the direction and slope of the U.S. Treasury curve, however these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation was able to refinance borrowings at lower rates in 2014 and expects this trend to continue in 2015 as some advances at higher rates mature and are replaced by lower cost borrowings.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Management currently anticipates that the overnight interest rate and Prime rate will remain at these historically low levels through the first half of 2015 with the possibility of a small rate increase in the second half of the year. It is likely that the mid and long-term Treasury rates could increase throughout the course of the year in anticipation of a Federal Reserve rate movement. This would allow management to achieve higher earnings on assets if the opportunity for higher yielding securities and the ability to price new loans at higher market rates occurred. If the Federal Reserve would act to increase overnight rates it is also possible that the yield curve could flatten, making it more difficult for management to protect net interest margin, as generally the Corporation will lend out or reinvest out further on the yield curve.

The following table provides an analysis of year-to-year changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	—	(10)	(10)	2	(9)	(7)

Securities available for sale:
Taxable	299	(104)	195	(40)	(213)	(253)
Tax-exempt	(193)	(380)	(573)	723	(745)	(22)
Total securities	106	(484)	(378)	683	(958)	(275)
Loans	1,223	(1,047)	176	870	(1,998)	(1,128)
Regulatory stock	(2)	111	109	(1)	36	35

Total interest income	1,327	(1,430)	(103)	1,554	(2,929)	(1,375)

INTEREST EXPENSE

Deposits:
Demand deposits	25	(9)	16	37	(58)	(21)
Savings deposits	5	(3)	2	9	(44)	(35)
Time deposits	(112)	(305)	(417)	(223)	(488)	(711)
Total deposits	(82)	(317)	(399)	(177)	(590)	(767)

Borrowings:
Total borrowings	14	(321)	(307)	(135)	(129)	(264)

Total interest expense	(68)	(638)	(706)	(312)	(719)	(1,031)

NET INTEREST INCOME	1,395	(792)	603	1,866	(2,210)	(344)

In 2014, the Corporation’s NII on an FTE basis increased by $603,000 compared to 2013, a 2.5% increase. Total interest income on an FTE basis for 2014 decreased $103,000, or 0.4%, from 2013, while interest expense decreased $706,000, or 13.1%, from 2013 to 2014. The FTE interest income from the securities portfolio decreased by $378,000, or 4.0%, while loan interest income increased $176,000, or 0.9%. During 2014, loan demand increased and additional loan volume added $1,223,000 to net interest income, but the lower yields caused a $1,047,000 reduction, resulting in a net increase of only $176,000. Although the growth in the securities portfolio added $106,000 to net interest income, the lower yields on securities caused a $484,000 reduction, resulting in a net decrease of $378,000.

Interest bearing liabilities increased throughout 2014. However, the shift between time deposit balances and demand and savings accounts resulted in a more favorable net interest income. Lower time deposit balances contributed to savings of $82,000 on deposit costs in total. Lower interest rates on all deposit groups caused

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

$317,000 of savings, resulting in net savings of $399,000. Out of all the Corporation’s deposit types, demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes. The Corporation reduced demand deposit interest expense by $9,000 due to lower rates. Time deposit balances decreased resulting in a $112,000 reduction to expense, and time deposits repricing to lower interest rates reduced interest expense by an additional $305,000, causing a net reduction of $417,000 in time deposit interest expense. Even with the historically low rate environment, the Corporation was successful in increasing balances of other deposit types by providing competitive rates. As 2014 progressed and interest rates remained low, the Corporation was able to continue to reprice time deposits maturing at lower interest rates thereby reducing the cost of these funds significantly. Management was also able to reduce interest rates throughout the year on the other interest bearing core deposit balances.

The average balance of outstanding borrowings increased by $1.0 million, or 1.5%, from December 31, 2013, to December 31, 2014. The increase in total borrowings increased interest expense by $14,000. The decline in interest rates decreased interest expense by $321,000 as long-term borrowings at higher rates matured and were replaced with new advances at lower rates. The aggregate of these amounts was a decrease in interest expense of $307,000 related to total borrowings.

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
	2014			2013			2012

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and
deposits at other banks	20,808	63	0.30	20,785	73	0.35	20,287	80	0.40

Securities available for sale:
Taxable	207,377	4,257	2.05	192,892	4,062	2.11	194,696	4,315	2.22
Tax-exempt	100,397	4,917	4.90	104,158	5,490	5.27	91,328	5,512	6.04
Total securities (d)	307,774	9,174	2.98	297,050	9,552	3.22	286,024	9,827	3.44

Loans (a)	452,946	19,580	4.32	425,338	19,404	4.56	407,531	20,532	5.04

Regulatory stock	3,768	161	4.28	3,878	52	1.34	4,199	17	0.41

Total interest earning assets	785,296	28,978	3.69	747,051	29,081	3.89	718,041	30,456	4.24

Non-interest earning assets (d)	55,273			55,361			58,001

Total assets	840,569			802,412			776,042

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	152,239	273	0.18	138,258	257	0.19	120,861	278	0.23
Savings accounts	127,510	68	0.05	118,422	67	0.06	108,334	102	0.09
Time deposits	214,173	2,749	1.28	222,257	3,165	1.42	236,462	3,877	1.64
Borrowed funds	70,616	1,586	2.25	69,595	1,893	2.72	74,298	2,156	2.90
Total interest bearing liabilities	564,538	4,676	0.83	548,532	5,382	0.98	539,955	6,413	1.19

Non-interest bearing liabilities:
Demand deposits	183,998			164,000			146,260
Other	3,195			3,408			3,634

Total liabilities	751,731			715,940			689,849

Stockholders' equity	88,838			86,472			86,193

Total liabilities & stockholders' equity	840,569			802,412			776,042

Net interest income (FTE)		24,302			23,699			24,043

Net interest spread (b)			2.86			2.91			3.05
Effect of non-interest
bearing funds			0.24			0.26			0.30
Net yield on interest earning assets (c)			3.10			3.17			3.35

(a) Includes balances of non-accrual loans and the recognition of any related interest income.  Average balances also include net deferred loan costs of $402,000 in 2014, $253,000 in 2013, and $23,000 in 2012.  Such fees recognized through income and included in the interest amounts totaled ($141,000) in 2014, ($85,000) in 2013, and $2,000 in 2012.

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s interest income decreased at a faster pace than interest expense, resulting in a lower NIM of 3.10% for 2014, compared to 3.17% for 2013. The yield earned on assets dropped 20 basis points while the rate paid on liabilities dropped 15 basis points. Management does not anticipate any significant improvements in NIM in 2015 as asset yields continue to be a challenge and only slight cost of funds savings continue. Loan yields were at historically low levels during 2014 due to the extended low-rate environment as well as extremely competitive pricing for the loan opportunities in the market. It is anticipated that these yields will improve slightly throughout 2015 as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. The growth in the loan portfolio made up for the decrease in interest income due to lower yields and resulted in a higher absolute amount of interest income for 2014.

Loan pricing was a challenge in 2014 as a result of intensified competitive forces resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate, or below Prime, by other local competition in the market. The Prime rate is below typical fixed-rate business and commercial loans, which generally range between 3.50% and 6.00%, depending on term and credit risk. Management was able to price customers with higher levels of credit risk at Prime plus pricing but these rates were still generally below the fixed rate loan-pricing levels. While Prime-based loans will aid the Corporation when interest rates rise, any increase in Prime-based loans will generally cause the Corporation’s average loan yield to decrease since the absolute rate is lower. The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Yields on the Corporation’s securities declined 24 basis points for the year ended December 31, 2014, compared to 2013. This compares to a 22 basis point decline in securities yield that occurred from 2012 to 2013. In years prior to 2013, most of the cash flow received from the securities portfolio was reinvested at significantly lower yields. The low point in reinvestment at lower rates was in July 2012 when the 10-year U.S. Treasury was as low as 1.43%. However, in the last half of 2013, when mid and long-term Treasury rates had increased, the Corporation was able to invest in the securities portfolio at slightly higher yields than had been available in the previous years. The 10-year yield was 1.78% as of December 31, 2012, and had risen to a high of 3.04% as of December 31, 2013, but then dropped back down to 2.17% at December 31, 2014. Management anticipates that the U.S. Treasury rates will generally increase in 2015 with normal cyclical fluctuations. It is likely the average 10-year yield will be moderately higher in 2015 than it was in 2014. Portfolio yield would then improve as a result of a more favorable slope to the yield curve and a slowing of amortization on CMO and MBS securities. As interest rates rise, principal prepayments will slow down causing amortization of premiums on these securities to decline.

The interest rate paid on deposits and borrowings decreased for the year ended December 31, 2014, from the same period in 2013. Management follows a disciplined pricing strategy on core deposit products that are not rate sensitive, meaning that the balances do not fluctuate significantly when interest rates change. Rates on interest-bearing checking accounts and money market accounts were not changed in 2014, but time deposit rate changes as well as time deposits repricing to lower rates helped to reduce the cost of funds on these instruments by 14 basis points during the year. Management captured rate savings on time deposits as large portions of the time deposit portfolio matured and repriced to lower interest rates when renewed. Typically, the Corporation sees increases in time deposits during periods when consumers are not confident in the stock market and economic conditions deteriorate. During these periods, there is a “flight to safety” to federally insured deposits. This trend occurred in past years, but time deposit balances declined throughout 2012, 2013, and 2014. As the rate between time deposits and core deposits narrowed, many customers chose to transfer funds from maturing time deposits into checking and savings accounts. A newer trend affecting deposit growth is customers’ concern about the financial health of their financial institution, which supersedes their interest in obtaining the best market interest rates. This trend benefits the Corporation due to its high capital levels and track record of strong and stable earnings. The Corporation’s Bauer Financial rating of 5, the highest level of their rating scale, has assisted the Bank in gaining deposits over the past several years.

The Corporation’s average rate on borrowed funds decreased by 47 basis points from 2013 to 2014, as several long-term borrowings matured and management was able to refinance into new long-term borrowings at lower interest rates, or not replace the matured borrowings at all. Throughout most of 2014, the fixed borrowing rates were lower than the average rate paid on the Corporation’s existing borrowings. The Corporation will have opportunities to decrease borrowing costs further in 2015, as additional fixed rate borrowings mature or reprice and new advances are obtained at lower rates.

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

A credit provision in the amount of $50,000 was recorded in 2014, compared to a credit provision of $225,000 in 2013. The credit provisions were primarily due to the following factors:

•	Lower levels of delinquent and non-performing loans,
•	Lower balances of classified loans compared to prior years,
•	Decreased charge-offs,
•	Improved economic conditions resulting in lower qualitative factors.

Prior to 2012, the annual provision expense was at increased levels to account for difficult economic conditions that had an impact on the financial health of the Corporation’s borrowers. Throughout 2012, 2013, and 2014, because of the factors listed above, the allowance for loan loss calculation indicated a need to reduce the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans as well as more recent improved economic metrics, which allowed for a reduction of several qualitative factors within the calculation. Because of the credit provisions, the allowance as a percentage of loans decreased from 1.65% at December 31, 2013, to 1.52% by the end of 2014. Total charge-offs for 2014 amounted to $235,000, compared to $147,000 in 2013. It is anticipated that the Corporation may record a provision expense in 2015 as a result of growth in the loan portfolio and anticipated regulatory changes.

Management also continues to provide for estimated losses on pools of similar loans based on historical loss experience. Management utilizes qualitative factors every quarter designed to adjust historical loss experience to take into consideration the current trends in loan volume, concentrations of credit, delinquencies, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight. Additionally, national and local economic trends and conditions are considered to help determine the impact on the amount of loan loss allowance the Corporation should be carrying on the various types of loans. In 2014, several qualitative factor adjustments were made.  Changes were made across all factors, but specifically those related to quality of loan review and changes in the Board of Directors which were reduced due to consistency; commercial loan external factors which fell due to the slower pace of new regulations; agricultural trend qualitative factor which decreased due to lower dairy growth in the fourth quarter of 2014; and business loan, mortgage, and commercial real estate collateral qualitative factors which declined due to improving real estate values. Loan growth improved in 2014, causing an increase in adjustments for portfolio trends. The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually updated to more accurately project estimated credit losses.

Management continues to evaluate the allowance for loan losses in relation to the growth or decline of the loan portfolio and its associated credit risk, and believes the provision and the allowance for loan losses are adequate to provide for future loan losses. For further discussion of the calculation, see the “Allowance for Loan Losses” section.

Other Income

Other income for 2014 was $9,548,000, an increase of $151,000, or 1.6%, compared to the $9,397,000 earned in 2013. The following table details the categories that comprise other income.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

OTHER INCOME

(DOLLARS IN THOUSANDS)

	2014 vs. 2013				2013 vs. 2012
	2014	2013	Increase (Decrease)		2013	2012	Increase (Decrease)
	$	$	$	%	$	$	$	%
Trust and investment services	1,302	1,242	60	4.8	1,242	1,105	137	12.4
Service charges on deposit accounts	1,186	1,123	63	5.6	1,123	1,133	(10)	(0.9)
Other fees	584	628	(44)	(7.0)	628	601	27	4.5
Commissions	1,956	1,965	(9)	(0.5)	1,965	1,946	19	1.0
Net realized gains on sales
of securities available for sale	3,109	3,217	(108)	(3.4)	3,217	940	2,277	242.2
Gains on sale of mortgages	414	241	173	71.8	241	296	(55)	(18.6)
Earnings on bank-owned life insurance	640	637	3	0.5	637	927	(290)	(31.3)
Other miscellaneous income	357	344	13	3.8	344	329	15	4.6

Total other income	9,548	9,397	151	1.6	9,397	7,277	2,120	29.1

Trust and investment services income increased 4.8% from 2013 to 2014, after increasing 12.4% from 2012 to 2013. In 2014, trust and investment services revenue accounted for 4.1% of the Corporation’s gross revenue stream, including gains and losses on securities and mortgages, compared to 4.0% in 2013, and 3.8% in 2012. Trust and investment services revenue consists of income from traditional trust services and income from investment services provided through a third party. In 2014, the traditional trust business accounted for $920,000, or 70.7%, of total trust and investment services income, with the investment services totaling $382,000, or 29.3%. In 2014, traditional trust services income increased $88,000, or 10.6%, over 2013 levels, while investment services income decreased $28,000, or 6.8%, from 2013 levels. The amount of customer investment activity drives the investment services income. The increase in trust revenue in 2014 was primarily caused by a new trust fee schedule that was implemented in the fourth quarter of 2013. The investment services area experienced a significant increase in revenue from 2012 to 2013, with activity down slightly in 2014. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, and small business planning in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts for the year ended December 31, 2014, increased by $63,000, or 5.6%, compared to 2013. Overdraft service charges for 2014, which comprise approximately 82% of the total deposit service charges, increased to $977,000, from $940,000 in 2013, a 3.9% increase. Several other categories of fees increased over the prior year as a result of fee schedule changes that increased certain deposit service charges.

Other fees decreased for the year ended December 31, 2014, by $44,000, or 7.0%, compared to the previous year. This was primarily due to a decrease in loan modification fees. These are not modifications done as a result of the loan customer’s inability to pay, which are referred to as a troubled debt restructuring (TDR). These modifications were the result of the loan customer paying a fee to change the rate and/or term of the loan. These loan customers are assessed fees based on the remaining balance of the loan. These amendments allow customers to obtain favorable terms without completely rewriting the loan. These loan amendments do not involve delinquent loans, or loans with collateral quality deterioration, which are restructured loans. These fees decreased by $155,000 for the year ended December 31, 2014, compared to the prior year as there were very few modifications made in 2014 while a large volume of modifications occurred in 2013. Partially offsetting this significant decrease, loan administration fees increased by $64,000, letter of credit fees increased by $25,000, and various other fee income categories increased or decreased slightly accounting for the remainder of the change.

Gains on security transactions were elevated for the past two years. For the year ended December 31, 2014, $3,109,000 of gains on securities transactions were recorded compared to $3,217,000 for 2013, a $108,000, or 3.4% decrease. Gains or losses taken on securities fluctuate based on market conditions including:

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
41

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis
•	management’s asset liability goals to improve liquidity or reduce interest rate or fair value risk.

The gains or losses recorded depend entirely on management’s active trades based on the above. Losses can be in the form of active sales of securities, or impairment of securities, which involve writing the security down to a lower value based on anticipated credit losses. During 2013, management was able to take advantage of favorable market conditions and sell a number of securities for net gains of $3,388,000, offsetting $171,000 of impairment charges for the year and resulting in net securities gains of $3,217,000. In 2014, net securities gains amounted to $3,131,000, offsetting $22,000 of impairment charges for the year resulting in net securities gains of $3,109,000.

The sales of securities in 2013 and 2014 were greater than prior years because of the very low interest rate environment that presented many opportunities to sell securities at large gains. Sales were high in all quarters during 2014, but particularly in the fourth quarter when $1,240,000 of gains were taken due to the favorable market conditions driven by lower U.S. Treasury rates. Management had desired to take a significant amount of gains in 2014. Bond pricing continually improved throughout the year, providing opportunities for management to capitalize on improved pricing. Meanwhile, loan growth accelerated during the fourth quarter providing opportunities to both sell securities at gains and use the proceeds to fund new loans. This is one of the core elements of management’s plan to increase asset yield and protect margin, by converting securities into loans and improving the Corporation’s loan to deposit ratio.

Gains on the sale of mortgages in 2014 increased $173,000, or 71.8%, from 2013. Refinance activity was lower in 2014 compared to 2013, so most gains generated during the year were from new purchase fundings. Additionally, a higher percentage of mortgage loans originated in 2014 were sold on the secondary market as opposed to held in the Corporation’s portfolio generating higher levels of gains. Management has budgeted for a significant increase in the gains on the sale of mortgages in 2015, as this is an area of strategic initiative and the Corporation believes there is room for growth and obtaining a higher percentage of the market share in the mortgage area.

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the last three years along with the percentage increase or decrease for 2014 and 2013 compared to the previous year.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	2014 vs. 2013				2013 vs. 2012
	2014	2013	Increase (Decrease)		2013	2012	Increase (Decrease)
	$	$	$	%	$	$	$	%

Salaries and employee benefits	13,943	12,913	1,030	8.0	12,913	12,502	411	3.3
Occupancy expenses	1,958	1,745	213	12.2	1,745	1,677	68	4.1
Equipment expenses	1,102	967	135	14.0	967	855	112	13.1
Advertising & marketing expenses	474	486	(12)	(2.5)	486	405	81	20.0
Computer software & data
processing expenses	1,624	1,582	42	2.7	1,582	1,623	(41)	(2.5)
Shares tax	714	863	(149)	(17.3)	863	810	53	6.5
Professional services	1,395	1,240	155	12.5	1,240	1,154	86	7.5
Other operating expenses	2,211	2,139	72	3.4	2,139	2,143	(4)	(0.2)
Total operating expenses	23,421	21,935	1,486	6.8	21,935	21,169	766	3.6

Salaries and employee benefits are the largest category of other expenses. In general, they comprise close to 60% of the Corporation’s total operating expenses. For the year 2014, salaries and benefits increased $1,030,000, or 8.0%. Salaries increased by $843,000, or 8.8% for the year, while employee benefits increased by $187,000, or 5.6%. Insurance costs increased $77,000, or 4.6%, from 2013 to 2014, due primarily to an increase in health insurance expense of $69,000, or 4.6%. Pension and 401(K) expenses were $688,000 in 2014, compared to $608,000 in 2013, a 13.2% increase. The pension portion experienced a $48,000, or 11.4% increase. The 401(K) portion of these expenses is much smaller in scope than the pension expenses since the Corporation is matching a maximum of up to 2.5% of salary depending on employee contributions, compared to contributing 5.0% of salary in the pension plan. The 401(K) expenses increased $32,000, or 17.3%.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance
•	Lease expense

Occupancy expenses have increased by $213,000, or 12.2%, for 2014 compared to 2013. Most of the increase in this area can be attributed to two new branch offices that were opened during 2013. Building depreciation costs increased by $58,000, or 9.6%. Lease expense increased by $44,000, or 122.8%, due to the full year lease of the Leola office space as well as a partial year of lease expense related to the rental of additional operational space in downtown Ephrata for operational expansion. The cost of snow removal increased by $41,000, or 144.2%, from 2013 to 2014. Utilities costs increased by $36,000, or 6.1%, from 2013 to 2014. Several other occupancy categories increased or decreased minimally making up the remainder of the year-over-year increase in expenses.

Equipment expenses increased by $135,000, or 14.0%, for 2014, compared to 2013. The largest component of equipment expenses is depreciation on furniture and fixtures, which increased by $93,000, or 15.5%, from 2013 to 2014. The second largest component is equipment service contracts, which increased by $52,000, or 22.5%, from 2013 to 2014. Management has been entering into more service contracts to stabilize and better control long-term maintenance and service costs on bank equipment. Additional equipment was added due to the two newer branches that experienced the first full year of costs in 2014.

Advertising and marketing expenses for the year decreased by $12,000, or 2.5%, from 2013 levels. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses totaled $320,000 in 2014, which was a $22,000, or 6.4% decrease, from 2013. There was no radio advertising expense in 2014, compared to $54,000 of expense the prior year. In addition, point of sale and direct mail advertising expenses decreased by $33,000, or 52.0%, and $24,000, or 53.3%, respectively in 2014 compared to 2013. Partially offsetting these decreases, other advertising expenses increased $45,000, or 252.4%, while newspaper advertising increased $35,000, or 38.2%, from 2013 to 2014. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies. Public relations, the smaller category of advertising and marketing expenses, totaled $154,000 for 2014, compared to $144,000 for 2013. Fairs and expos, promotional items, and sponsorships make up this category.

Bank shares tax expense was $714,000 for 2014, a decrease of $149,000, or 17.3%, from 2013. The PA bank shares tax formula changed for 2014 resulting in a lower tax amount for the Corporation. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. The 2013 shares tax calculation formula utilized a rolling six-year average of taxable shares, which was the average shareholders’ equity of the Bank less the average amount of exempt U.S. obligations held. The shares tax calculation in 2014 changed to using a period-end balance of shareholders’ equity and a tax rate of 0.89% versus 1.25% in 2013 and prior years, resulting in a lower tax amount.

Professional services expenses increased $155,000, or 12.5%, from 2013 levels. Professional services include accounting and auditing fees, legal fees, and other third-party services. Outside service fees which include expenses for services related to hosting our online banking platform, trust transaction processing, and office cleaning services all provided through third parties increased by $132,000, or 24.7%, in 2014 compared to 2013. Several other professional services showed slight increases from the prior year making up the remainder of the variance. A focus on the Corporation’s mobile banking platform increased third party costs, as well as cleaning services being impacted by the two newest branch locations as well as the additional leased operational space.

Management uses the efficiency ratio as one metric to evaluate operating expenses. The efficiency ratio measures the efficiency of the Corporation in producing one dollar of revenue. For example, an efficiency ratio of 65% means it costs sixty-five cents to generate one dollar of revenue. A lower ratio represents better operational efficiency. The formula for calculating the efficiency ratio is total operating expenses, excluding foreclosed property and OREO expenses, divided by net interest income on an FTE basis, prior to the provision for loan losses, plus other income, excluding gain or loss on the sale of securities. For 2014, the Corporation’s efficiency ratio was 76.1%, compared to 73.4% for 2013. Net interest income has the largest impact to the efficiency ratio. In the current rate environment with interest rates at historic lows and the net interest margin compressed, management’s goal is to reduce the efficiency ratio to below 70%. While a lower efficiency ratio is desired by management, the interest rate

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

environment, and when the Federal Reserve begins to increase overnight interest rates, will play a large part in determining when the Corporation’s efficiency ratio improves and the degree to which improvements can be made.

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

For the year ended December 31, 2014, the Corporation recorded a tax provision of $1,546,000, compared to $1,501,000 for 2013. The effective tax rate for the Corporation was 17.9% for 2014, compared to 16.3% for 2013. A lower level of tax-exempt assets as a percentage of total assets caused the higher effective Federal income tax rate for 2014.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of the cash on hand in the Corporation’s vaults, operational transaction accounts with the Federal Reserve Bank (FRB), and deposits in other banks. The FRB requires a specified amount of cash available either in vault cash or in an FRB account. Known as cash reserves, these funds provide for the daily clearing house activity of the Corporation and fluctuate based on the volume of each day’s transactions. As of December 31, 2014, the Corporation had $43.4 million in cash and cash equivalents, compared to $24.6 million as of December 31, 2013. Management has been carrying larger cash balances as part of an asset liability strategy to provide an immediate hedge against interest rate risk and liquidity risk. Deposit growth outpaced loan growth in 2013 and 2014, which provided more liquidity and allowed management to carry higher cash levels.

As a result of the actions of the Board of Governors on December 16, 2008, financial institutions have been able to receive a rate of 0.25%, equivalent to the Federal funds rate, on reserves held at the FRB. Because this rate matched the Federal funds rate that could be obtained at other correspondent banks, management began to keep larger balances at the FRB and less Federal funds. Additionally, management made the decision to invest excess cash in a money market account at another financial institution in the fourth quarter of 2011. This money market account yielded a return of 0.40% at December 31, 2014, 15 basis points more than the return received from the FRB. This decision had the effect of altering the mix of cash and cash equivalents to more interest bearing deposits in banks and less Federal funds sold. The cash and cash equivalents represent only one element of liquidity. For further discussion on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk.

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

Some conclusions drawn from the following table are as follows:

•	Balance sheet growth rate was 5.1% in 2014 compared to 4.0% in 2013.
•	Average balances of loans grew at a rate of 6.5%, compared to a 3.6% growth rate for securities.
•	Interest bearing demand deposits and savings deposits grew significantly in 2014 compared to a decline in time deposits.
•	Non-interest bearing deposits, the most beneficial deposits, grew at a rate of 12.2% in 2014, very similar to the 12.1% growth in 2013.
•	Borrowings increased by 1.5% in 2014, after declining 6.3% in 2013.

SOURCES AND USES OF FUNDS

(DOLLARS IN THOUSANDS)

	2014 vs. 2013				2013 vs. 2012
	2014	2013	Increase (Decrease)		2013	2012	Increase (Decrease)
Average Balances	$	$	$	%	$	$	$	%

Short-term investments	20,808	20,785	23	0.1	20,785	20,287	498	2.5
Securities available for sale	307,774	297,050	10,724	3.6	297,050	286,024	11,026	3.9
Regulatory stock	3,768	3,878	(110)	(2.8)	3,878	4,199	(321)	(7.6)
Loans	452,946	425,338	27,608	6.5	425,338	407,531	17,807	4.4
Total Uses	785,296	747,051	38,245	5.1	747,051	718,041	29,010	4.0

Interest bearing demand	152,239	138,258	13,981	10.1	138,258	120,861	17,397	14.4
Savings accounts	127,510	118,422	9,088	7.7	118,422	108,334	10,088	9.3
Time deposits	214,173	222,257	(8,084)	(3.6)	222,257	236,462	(14,205)	(6.0)
Borrowings	70,616	69,595	1,021	1.5	69,595	74,298	(4,703)	(6.3)
Non-interest bearing demand	183,998	164,000	19,998	12.2	164,000	146,260	17,740	12.1
Total Sources	748,536	712,532	36,004	5.1	712,532	686,215	26,317	3.8

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Securities Available For Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of December 31, 2014, the Corporation had $295.8 million of securities available for sale, which accounted for 34.5% of assets, compared to 37.0% as of December 31, 2013. This indicates that the securities portfolio on an ending-balance basis grew at a slower pace than total assets. This was the result of proceeds from securities sales, calls, and maturities being deployed into new loans rather than being reinvested into new securities. Based on ending balances, the securities portfolio decreased 1.5% from December 31, 2013 to December 31, 2014.

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

The securities policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications are designed to control the level of risk presented by each security type. The amount of diversity permitted through the policy allows management to pursue security types with better total return profiles or securities with higher yields. However, those securities that can provide higher levels of return will bring higher elements of duration or credit risk. Management’s goal is to optimize portfolio total return performance while staying within portfolio policy guidelines. The composition of the securities portfolio based on fair market value is shown in the following table.

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2014		2013		2012
	$	%	$	%	$	%

U.S. government agencies	46,159	15.6	39,667	13.2	44,284	14.5
U.S. agency mortgage-backed securities	37,950	12.8	51,923	17.3	50,003	16.4
U.S. agency collateralized mortgage obligations	48,066	16.2	41,688	13.9	40,600	13.3
Private collateralized mortgage obligations	—	—	4,041	1.3	5,750	1.9
Corporate bonds	65,108	22.0	56,194	18.7	49,649	16.2
Obligations of states and political subdivisions	93,331	31.6	101,644	33.9	110,403	36.1
Marketable equity securities	5,208	1.8	5,171	1.7	4,945	1.6

Total securities available for sale	295,822	100.0	300,328	100.0	305,634	100.0

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds which account for 98.2% of all securities. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. Refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion of risk strategies. To provide maximum flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of the portfolio on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on the bonds that are currently valued below book value. Impairment was recorded in 2012, 2013, and 2014 on several of the Corporation’s private collateralized mortgage obligations (PCMOs) when it was determined that projected credit losses would occur. No additional impairment will be recorded on PCMOs as all remaining PCMOs were sold in 2014.

The Corporation’s marketable equity securities include an investment in qualified Community Reinvestment Act (CRA) mutual funds and a small portfolio of bank stocks held at the holding company level. A total of $5,000,000 has been invested into one qualified CRA fund that carried an AAA credit rating as of December 31, 2014. The fund is a Small Business Administration (SBA) CRA fund with a $5,000,000 book value and market value as it has a stable dollar price.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The current guideline used by management for the minimum amount to be invested in CRA-approved investments is approximately 0.5% of assets. The current $5,000,000 of CRA investments is equivalent to 0.6% of assets. The small portfolio of bank stocks included in marketable equity securities had a book value of $189,000 and a fair market value of $208,000 as of December 31, 2014.

As of December 31, 2013, the Corporation held three PCMO securities with an amortized cost of $4.1 million. In 2014, all of the PCMO securities were sold as a result of more favorable market conditions and the ability to sell out of this security sector with minimal losses. Two of the three PCMOs sold during 2014 had below-investment-grade credit ratings and required impairment charges over the past number of years. With no securities remaining in this sector management will no longer need to conduct quarterly impairment analysis on these securities and will save time on the administrative costs to continue to account for these PCMOs.

Overall, the tax equivalent yield on all of the Corporation’s securities declined from 3.22% for 2013, to 2.98% for 2014. The slope of the yield curve declined significantly throughout 2014 and generally securities that matured or were sold had higher yields than the securities purchased to replace them. The portfolio finished slightly smaller at the end of 2014 based on fair market value than at the end of 2013. The Corporation’s securities portfolio underwent a number of changes during 2014 including an increase in U.S. government agencies, CMO, and corporate securities with an offsetting decline in MBS, PCMOs, and obligations of states and political subdivisions.

Management views the U.S. government agency sector as foundational to the building of the securities portfolio. U.S. agencies have very low risk and high liquidity, and depending on structure, are fairly predictable in terms of their performance. Non-callable agencies have a set maturity date with no principal payments until maturity. Callable agencies offer a higher yield but carry option risk, the risk that the agency could call the issue after it reaches the call date. This typically occurs if interest rates decline. The non-callable structures have a better total return profile and as a result management has favored this structure. However, with rates near all-time lows the risk up profile of the callable structure will outperform the non-callable structure if the only direction rates will go is higher. As a result, management uses a blend of non-callable and callable instruments to enhance yield performance but ensure a predictable cash flow ladder is built out into the future. Management prefers to use corporate bonds to supplement the building of the shorter time frames of the cash flow ladder since they provide better yields than U.S. agencies, are not callable, and the credit risk corporate bonds present is mitigated with shorter maturities.

Management views the corporate sector as the best structure to provide above market returns in a shorter duration asset. The non-callable nature of a corporate bond means that, unlike MBS and CMO securities, the instrument will not extend if interest rates increase and will therefore hold its value better. As a result, management has reallocated more MBS and CMO assets between the U.S. agency and corporate segments. This was a continuation of a strategy that management followed in 2013.

Management reduced the amount of obligations of states and political subdivisions in 2014 in an effort to reduce the amount of longer assets in preparation for higher interest rates. During 2014, with increased loan growth, there was a shift between the securities portfolio and loan balances. This was primarily responsible for the decline in the portfolio as of December 31, 2014, compared to the prior year. The decline in the portfolio was primarily a result of the decline in obligations of states and political subdivisions. Management desired to sell off securities with the longest durations in order to better position the portfolio for the possibility of a rising rate environment. This also worked out well in terms of market timing and achieving a high level of gains based on better market valuations.

Investments in MBS and CMOs assist management in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay monthly principal and interest. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease. During 2014, cash flows from these securities were lower at the beginning of the year when U.S. Treasury rates were higher and increased in the third and fourth quarters as interest rates were lower on average. Management desires and pursues those MBS and CMO securities that do not experience significant changes in prepayment speeds given changes in interest rates. Since nearly all of these securities are purchased at a premium, management is most concerned with how quickly that premium will be amortized based on the average life of the security. Therefore, management attempts to guard against those securities with fast or volatile prepayment speeds in favor of those that demonstrate more consistent principal payments. Management will continue to monitor prepayment speeds and characteristics going forward to evaluate the performance of this segment of the investment portfolio.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio on a tax equivalent basis. In the continued prolonged period of historically low interest rates, the municipal bond sector has by far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. When interest rates were higher towards the end of 2013, the municipal bond portfolio experienced significant fair market value losses. As interest rates declined throughout 2014, the valuations of these instruments increased and reached an unrealized gain position of $2.7 million for that segment in the securities portfolio as of December 31, 2014.

While the performance of municipal bonds has been very strong for the past five years, significant changes have occurred as to the credit ratings of these instruments. After the financial crisis began in 2008, both the primary rating services such as Moody’s and S&P and the municipal bond insurance underwriting companies were under attack for lax underwriting and evaluation of credits with favorable ratings being issued when deterioration of financial results was occurring. With the economy adversely impacting many municipalities across the country, the ratings of the municipal bond underwriting companies was called into question including their ability to back up the municipalities in the event of default. For this reason, the credit ratings of the municipal bond insurance underwriting companies experienced sharp declines in ratings, with some dropping to below investment grade. Therefore, the actual ratings of the municipal bonds experienced declines as their quality of additional support declined. Prior to the sharp decline in the health of the municipal insurance companies, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection. Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A. As of December 31, 2014, only 1.3% of the Corporation’s municipal bonds carried an AAA rating. While this was a significant change in terms of ratings for the municipal bond industry, it is important to note that the ratings on the vast majority of the Corporation’s municipal bonds still carried a rating advantage over the average credit ratings of the corporate bonds held by the Corporation. The change in ratings amounted to a more realistic evaluation of true municipal bond risk and its risk in relation to other instruments like corporate bonds. Additionally, despite the major changes that have occurred in the credit ratings of municipal bonds, the Corporation has not experienced any losses due to defaults or bankruptcies of states or political subdivisions.

The Corporation’s securities policy requires that municipal bonds not carrying insurance have a minimum S&P credit rating of A- or a minimum Moody’s credit rating of A3 at the time of purchase. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Therefore, management closely monitors any municipal bonds that have their credit ratings downgraded below initial purchase guidelines. As of December 31, 2014, all of the municipal bonds carried credit ratings within the Corporation’s initial purchase policy requirements.

As of December 31, 2014, the Corporation held corporate bonds with a total book value of $65.3 million and fair market value of $65.1 million. Management increased its holdings in corporate securities to approximately 22.0% of the portfolio compared to approximately 18.7% at December 31, 2013. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong relative yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken on by purchasing a corporate bond, management has in place certain minimal credit ratings that must be met in order for management to purchase a corporate bond. The financial performance of any corporate bond being considered for purchase is analyzed prior to purchase. Management conducts periodic monitoring throughout the year and including an internal financial analysis. An annual independent credit review is conducted at least annually in addition to managements periodic monitoring. Additionally, the Corporation’s securities policy calls for corporate bonds purchased to not have maturities greater than six years with the preferred maturity range of two to five years. Credit risk grows exponentially with length. The shorter the maturity the more assurance the company’s financial position will remain sufficiently strong to ensure full payment of the bond at maturity. The longer the time horizon the more difficult it is to project the financial health of the company.

Management closely monitors the unrealized gain or loss positions of all the corporate bonds to identify any potential weakness. The trading levels of these securities are closely linked to the financial performance and health of the entity. Significant declines in the valuations of these securities, beyond what can be attributed to movement in interest rates, are generally an indication of higher credit risk. Management reviews all securities with unrealized losses approaching 10%, or those carrying unrealized losses for prolonged periods of time, for possible impairment. As of December 31, 2014, the highest percentage of unrealized loss for any corporate bond was 2.2%. All but two of the corporate bonds had at least an A credit rating by one of the major credit rating services, with all corporate bonds considered investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment. Corporate bonds have the most potential credit risk out of the Corporation’s debt instruments. Due to the rapidly changing credit environment and weak economic conditions, management is closely monitoring all corporate bonds. For further information on impairment see Note B. For further details regarding credit risk see Note P.

The following table shows the weighted-average life and yield on the Corporation’s securities by maturity intervals as of December 31, 2014, based on amortized cost. All of the Corporation’s securities are classified as available for sale and are reported at fair value; however, for purposes of this schedule they are shown at amortized cost.

SECURITIES PORTFOLIO MATURITY ANALYSIS

(DOLLARS IN THOUSANDS)

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. government agencies	1,003	2.96	2,726	2.05	42,848	2.04	—	—	46,577	2.06
U.S. agency mortgage-backed securities	7,836	2.94	17,138	1.87	7,559	2.18	5,413	3.23	37,946	2.35
U.S. agency collateralized mortgage obligations	11,512	1.68	25,797	1.70	9,908	1.86	1,473	1.94	48,690	1.73
Corporate bonds	2,015	2.52	46,282	2.19	16,977	2.54	—	—	65,274	2.29
Obligations of states and political subdivisions	877	(3.05)	744	2.82	12,282	4.59	76,725	4.99	90,628	4.84
Marketable equity securities	—	—	—	—	—	—	5,189	1.56	5,189	1.56

Total securities available for sale	23,243	2.06	92,687	1.99	89,574	2.48	88,800	4.63	294,304	2.94

Securities are assigned to categories based on stated contractual maturity except for MBS and CMOs, which are based on anticipated payment periods.

The yield on the securities portfolio, including equity securities, was 2.94% as of December 31, 2014, compared to 2.98% as of December 31, 2013. As of December 31, 2014, the effective duration of the Corporation’s fixed income security portfolio was 3.2 for the base case or rates unchanged scenario compared to 2.9 at December 31, 2013. Effective duration is the estimated duration or length of a security or portfolio, which is implied by the price volatility. Effective duration is calculated by converting price volatility to a standard measurement representing length. While it is a standard measurement representing length, it is not expressed in years. It is a measurement of price sensitivity, with lower durations representing better positions. An effective duration of 3.0 would approximate the duration of a three-year U.S. Treasury, a security that has no option risk or call provisions. Management receives effective duration and price volatility information quarterly on an individual security basis. Management’s target base case, or rates unchanged effective duration, is 2.5. Management’s strategy in 2015 is to lower the securities portfolio’s effective duration from the current 3.2 to 2.5 throughout the year to assist in lessening the Corporation’s limited rates-up exposure.

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Loans

Net loans outstanding increased $33.0 million, or 7.7%, from $431.0 million at December 31, 2013, to $464.0 million at December 31, 2014. The following table shows the composition of the loan portfolio as of December 31 for each of the past five years.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	December 31,
	2014		2013		2012		2011		2010
	$	%	$	%	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	95,914	20.4	97,243	22.2	91,943	22.2	95,347	23.1	96,256	23.2
Agriculture mortgages	140,322	29.8	114,533	26.2	85,501	20.6	73,287	17.7	60,513	14.6
Construction	7,387	1.6	9,399	2.1	16,435	4.0	18,957	4.6	14,781	3.6
Total commercial real estate	243,623	51.8	221,175	50.5	193,879	46.8	187,591	45.4	171,550	41.4

Consumer real estate (a)
1-4 family residential mortgages	123,395	26.2	127,253	29.1	126,686	30.6	133,959	32.5	137,361	33.1
Home equity loans	12,563	2.7	10,889	2.5	13,122	3.2	14,687	3.6	17,719	4.3
Home equity lines of credit	27,308	5.8	21,097	4.8	15,956	3.9	15,004	3.6	12,490	3.0
Total consumer real estate	163,266	34.7	159,239	36.4	155,764	37.7	163,650	39.7	167,570	40.4

Commercial and industrial
Commercial and industrial	31,998	6.8	28,719	6.6	27,503	6.6	25,913	6.3	28,434	6.8
Tax-free loans	11,806	2.5	10,622	2.4	17,991	4.3	19,072	4.6	23,028	5.5
Agriculture loans	16,496	3.5	14,054	3.2	15,204	3.7	12,884	3.1	11,756	2.8
Total commercial and industrial	60,300	12.8	53,395	12.2	60,698	14.6	57,869	14.0	63,218	15.1

Consumer	3,517	0.7	4,063	0.9	3,872	0.9	3,590	0.9	13,045	3.1

Total loans	470,706	100.0	437,872	100.0	414,213	100.0	412,700	100.0	415,383	100.0
Less:
Deferred loan fees (costs), net	(462)		(348)		(146)		62		149
Allowance for loan losses	7,141		7,219		7,516		8,480		7,132
Total net loans	464,027		431,001		406,843		404,158		408,102

(a)	Residential real estate loans do not include mortgage loans serviced for others. These loans totaled $16,670,000 as of December 31, 2014, $4,866,000 as of December 31, 2013, $6,014,000 as of December 31, 2012, $8,904,000 as of December 31, 2011, and $10,101,000 as of December 31, 2010.

The composition of the loan portfolio has undergone relatively minor changes in recent years, with the one major change being the growth in agricultural mortgage lending. The total of all categories of real estate loans comprised 86.5% of total loans as of December 31, 2014, compared to 86.9% of total loans on December 31, 2013. Commercial real estate remains the largest category of the loan portfolio, consisting of 51.8% of total loans as of December 31, 2014, compared to 50.5% of total loans as of December 31, 2013. Within the commercial real estate segment there has been an acceleration of agricultural mortgages over the past four years, with commercial mortgages holding fairly steady and construction based mortgages declining. The agricultural increase is due primarily to two reasons. First, the Corporation has a history of an agricultural focus, which coincides with the market area that we serve. In recent years management has allocated additional resources to build agricultural lending including the hiring of additional agricultural lenders. Secondly, the agricultural economy was quicker to recover from the past prolonged recession than other elements of the economy, so management focused on the area that was generating the largest amount of quality loan growth.

Commercial real estate loans increased to $243.6 million at December 31, 2014, from $221.2 million at December 31, 2013, a 10.1% increase. As of December 31, 2014, all types of commercial real estate loans accounted for 80.2% of commercial purpose lending. Most of the commercial real estate growth occurred in the agriculture mortgage area with those loans increasing to $140.3 million at December 31, 2014, from $114.5 million at December 31, 2013, a 22.5% increase. In 2014, agriculture mortgage loans represented a more significant portion of the commercial real estate

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

category. As of December 31, 2014, these loans made up 57.6% of total commercial real estate loans compared to 51.8% as of December 31, 2013. As economic conditions improved in 2013 and 2014, and as the Corporation had a more concerted agriculture initiative, agricultural mortgage loans grew at a significant pace. The trend over the past five years has been for agricultural mortgages to grow as a percentage of commercial mortgages and as a percentage of the total loan portfolio. These loans, along with agricultural loans not secured by real estate, now account for 33% of the entire loan portfolio. Management has always had an agricultural focus, which is due largely to the market area and type of customers the Corporation serves. Management expects agricultural loans to continue to increase in 2015 but at a slower pace with commercial real estate growing at a faster pace. Management believes as the general economy improves further in 2015, the diversified economy of the market area the Corporation serves will cause commercial lending to grow faster in 2015.

Commercial construction loans represent a fairly small element of the Corporation’s total loan portfolio, accounting for 1.6% of total loans as of December 31, 2014, and 2.1% of total loans as of December 31, 2013. The decrease from 2013 to 2014 was due to construction projects being completed and moving to permanent financing. Construction activity has slowed in recent years and developers are very cautious about starting new projects and when they do, the size and scope are limited to better match limited demand. As the general economic conditions improve further in 2015, the commercial real estate construction lending is expected to increase.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 12.8% of total loans as of December 31, 2014, compared to 12.2% as of December 31, 2013. In scope, the commercial and industrial loans represent approximately one fourth of the commercial real estate loans as of December 31, 2014. This is consistent with management’s credit preference for obtaining real estate collateral when making commercial loans. The balance of total commercial and industrial loans increased from $53.4 million at December 31, 2013, to $60.3 million at December 31, 2014, a 12.9% increase. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. The increase in the entire commercial and industrial segment in 2014 was not due to any specific category of loans but can be attributed to small increases in tax-free loans, agriculture loans, and other commercial and industrial loans. Additional tax-free loans are anticipated to be funded during 2015, which will push this percentage higher. Management anticipates that commercial loans not secured by real estate will experience moderate growth in 2015.

The Corporation provides credit to many small and medium-sized businesses. Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees. Businesses are also using more of their available credit from both unsecured and real estate secured lines of credit as economic conditions impacted their sales and cash flows. Commercial and industrial loans increased to $32.0 million at December 31, 2014, a $3.3 million, or 11.5% increase, over the $28.7 million at December 31, 2013. The commercial and industrial agricultural loans grew over the same period, related to the improving agricultural conditions, after declining from December 31, 2012 to December 31, 2013. During 2014, these loans grew by $2.4 million, or 17.0%, over balances at December 31, 2013. The commercial and industrial agricultural loans are expected to grow moderately in 2015.

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The following chart details the Corporation’s CRE loans as of December 31, 2014 and December 31, 2013.

CRE SUMMARY BY CATEGORY

(DOLLARS IN THOUSANDS)

		December 31,
		2014		2013
		Total	Risk-Based	Total	Risk-Based
		Committed	Capital	Committed	Capital
CRE Type	CRE Description	Loan Amount	%	Loan Amount	%
0.01	Land Development Loans	2,499	2.5	2,769	2.9
0.02	1-4 Family Residential Construction Loans	3,422	3.5	2,214	2.4
0.03	Commercial Construction Loans	12,963	13.1	17,920	19.0
0.04	Other Land Loans	1,887	1.9	2,072	2.2
0.05	Multi-Family Property	8,784	8.9	9,906	10.5
0.06	Nonfarm, Nonresidential Property	25,131	25.4	17,462	18.5
0.07	Nonfarm, Nonresidential Property - Temp	—	—	—	—
0.08	Unsecured Loans to Developers	1,871	1.9	1,972	2.1
		56,557	57.2	54,315	57.6

	Corporation's Risk-Based Capital	98,900		94,336

The Corporation’s level of CRE loans is low relative to other financial institutions in its peer group and as a percentage of risk-based capital, with less than 60%. Management does not believe the Corporation’s CRE profile will change significantly during 2015. Management is closely monitoring all CRE loan types to be able to determine any negative trends that may occur. Management does internally monitor the delinquencies and risk ratings of these loans on a monthly basis and has established internal policy guidelines to restrict the amount of each of the above eight types of CRE loans as a percentage of capital. As of December 31, 2014, the Corporation was well under internal guidelines for all of the above CRE loan types.

Outside of commercial loans, the consumer residential real estate category represents the second largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $159.2 million on December 31, 2013, to $163.3 million on December 31, 2014, a 2.6% increase. This category includes closed-end fixed rate or adjustable rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged very close to 40% of total loans. In 2013, this percentage declined to 36.4%, and in 2014 it declined even further to 34.7%. Management expects the consumer residential real estate category to increase at a faster pace in 2015 due to a directed effort to increase mortgage volume. The economic conditions for consumers have also improved slightly going into 2015. Consumer disposable income is higher and home valuations have increased, which has increased the equity available in their homes. However, with the relatively fast growth rates being experienced in commercial and agricultural lending, it is likely the entire consumer residential real estate component will remain close to approximately one-third of the loan portfolio.

The first lien 1-4 family mortgages decreased by $3.9 million, or 3.0%, from December 31, 2013, to December 31, 2014. These first lien 1-4 family loans made up 76% of the residential real estate total as of December 31, 2014, and 80% as of December 31, 2013. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. During 2014, mortgage production was steady and comparable to the prior year, but most of the production was sold on the secondary mortgage market as opposed to held in the Corporation’s mortgage portfolio. This activity drove gains on mortgages higher for the year, but did contribute to the decrease in outstanding balance of mortgages that were held on the Corporation’s balance sheet. During 2014, 58% of new mortgage volume was retained in the Corporation’s loan portfolio with the other 42% sold on the secondary market. In 2013, 66% of mortgage production was held on the Corporation’s balance sheet with only 34% sold on the secondary market. At the beginning of 2013, refinance volume was heavy and this trend slowed down in 2014 and transitioned to more new purchase financing. The new mortgages that the Corporation initiated during 2014 were not enough to offset the normal amortization and paydowns of the existing portfolio of mortgages, which were higher than normal as a result of low market interest rates. Management expects internal mortgage loan production to improve in 2015 as the Corporation focuses on strategically growing this area of the loan portfolio.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

As of December 31, 2014, the remainder of the residential real estate loans consisted of $12.6 million of fixed rate junior lien home equity loans, and $27.3 million of variable rate home equity lines of credit (HELOCs). This compares to $10.9 million of fixed rate junior lien home equity loans, and $21.1 million of HELOCs as of December 31, 2013. Therefore, combined, these two types of home equity loans increased from $32.0 million to $39.9 million, an increase of 24.7%. With the decline in the Prime rate to 3.25%, which had already occurred by the end of 2008, and fixed home equity rates generally between 4% and 7%, customers shifted most new home equity borrowings to HELOCs and either paid off or continued to pay down their fixed rate home equity loans. The majority of borrowers chose variable-rate HELOC products throughout 2013 and 2014 instead of fixed-rate home equity loans. In addition, a no fee HELOC special with a low introductory rate was offered in 2014, which encouraged more HELOC activity resulting in the sizeable increase in this category of loans since the prior year. Management believes the trends experienced in 2014 will continue until the Prime rate begins to increase.

Consumer loans represent a very small portion of the Corporation’s loan portfolio, accounting for 0.7% of total loans as of December 31, 2014, and 0.9% of loans as of December 31, 2013. In recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Due to the credit crisis that occurred in 2008 and 2009, specialized lenders began pulling back on the availability of credit and more favorable credit terms. The underwriting standards of major financing and credit card companies began to strengthen in the past few years after years of lower credit standards. This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice. Management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of additional consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. Consumers are still holding back in the weak economic conditions, many trying to consolidate or pay off their debt. This is controlling the amount of new growth that is occurring in consumer loans.

Prior to 2011, the Corporation maintained a student loan portfolio. In May 2011, the student loan portfolio was sold, which reduced personal loans by $8 million and principally explains the large decrease in consumer loans that occurred from the end of 2010 to the end of 2011. Since then, the Consumer loan portion of the Corporation’s loan portfolio has remained under 1%.

Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Management does not anticipate that the loan portfolio composition will change materially in 2015. The sharper agricultural mortgage growth that was occurring will likely moderate, while the commercial mortgage growth will likely increase. Since commercial lending is highly linked to economic conditions it is likely the entire commercial real estate area will grow as a percentage of total loans. The largest single category of 1-4 family residential mortgages will likely show a slight increase, but could still decline as a percentage of the entire loan portfolio.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The following tables show the maturities for the loan portfolio by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year.

LOAN MATURITIES

(DOLLARS IN THOUSANDS)

		Due After
		One Year
	Due in One	Through	Due After
	Year or Less	Five Years	Five Years	Total
	$	$	$	$
Commercial real estate
Commercial mortgages	6,937	4,097	84,880	95,914
Agriculture mortgages	8,716	4,090	127,516	140,322
Construction	2,930	—	4,457	7,387
Total commercial real estate	18,583	8,187	216,853	243,623

Consumer real estate
1-4 family residential mortgages	4,217	4,013	115,165	123,395
Home equity loans	3,521	1,955	7,087	12,563
Home equity lines of credit	—	33	27,275	27,308
Total consumer real estate	7,738	6,001	149,527	163,266

Commercial and industrial
Commercial and industrial	18,285	10,401	3,312	31,998
Tax-free loans	89	—	11,717	11,806
Agriculture loans	10,906	3,403	2,187	16,496
Total commercial and industrial	29,280	13,804	17,216	60,300

Consumer	1,255	2,192	70	3,517
Total amount due	56,856	30,184	383,666	470,706

FIXED AND FLOATING RATE LOANS DUE AFTER ONE YEAR

(DOLLARS IN THOUSANDS)

		Floating or
	Fixed Rates	Adjustable Rates
	$	$

Commercial real estate
Commercial mortgages	5,342	83,635
Agriculture mortgages	2,941	128,665
Construction	1,479	2,978
Total commercial real estate	9,762	215,278

Consumer real estate
1-4 family residential mortgages	98,707	20,471
Home equity loans	5,516	3,526
Home equity lines of credit	8,160	19,148
Total consumer real estate	112,383	43,145

Commercial and industrial
Commercial and industrial	10,639	3,074
Tax-free loans	5,912	5,805
Agriculture loans	1,578	4,012
Total commercial and industrial	18,129	12,891

Consumer	2,262	—

Total amount due	142,536	271,314

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

Out of all the loans due after one year, 34.4% are fixed-rate loans as of December 31, 2014. This is lower than the prior year end when 39.4% of the loans due after one year were fixed rate. These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower. Floating or adjustable rate loans reflect different types of repricing. Approximately 42% of the $271.3 million of floating or adjustable loans due after one year are true floating loans. These loans are tied to the Prime rate and will reprice when the Prime rate changes. For commercial customers, generally all pass credits have been granted access to the Prime rate since 2011. However, a number of the Corporation’s business and commercial Prime-based loans have been priced at levels above the Prime rate due to the credit standing of the borrower. Prime floors of 4.00% were instituted on the Corporation’s variable rate home equity loans at the end of 2008 and remained in effect until the fourth quarter of 2012 when the floor was removed to offer a more competitive product. The other 58% of the Corporation’s floating or adjustable loans due after one year are adjustable in nature and will reprice at a predetermined time in the amortization of the loan. These loans are mostly real estate commercial loans.

As of December 31, 2013, 45% of the $234.1 million of floating or adjustable loans due after one year were true floating rate loans that could reprice immediately, with the other 55% being adjustable after an initial fixed rate period. The percentage of loans that can reprice immediately decreased from 45% as of December 31, 2013, to 42% as of December 31, 2014. This decrease was a function of more commercial real estate loans that are fixed for a period of time and then float on Prime according to a predetermined repricing schedule. True floating rate loans that would immediately reprice according to changes in the Prime rate are favorable in reducing the Corporation’s total exposure to interest rate risk and fair value risk should interest rates increase. It is likely the borrowing habits of commercial borrowers will change as they become more convinced interest rates will be increasing in the near future. More commercial customers will desire to lock into an initial fixed interest rate period to protect against anticipated rate increases.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	December 31,
	2014	2013	2012	2011	2010
	$	$	$	$	$

Non-accrual loans	967	1,101	1,298	1,862	3,881
Loans past due 90 days or more and still accruing	384	231	314	107	152
Troubled debt restructurings, non-performing	—	—	—	—	1,676
Total non-performing loans	1,351	1,332	1,612	1,969	5,709

Other real estate owned	69	39	264	—	400

Total non-performing assets	1,420	1,371	1,876	1,969	6,109

Non-performing assets to net loans	0.31%	0.32%	0.46%	0.49%	1.50%

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Non-performing assets increased by $49,000, or 3.6%, from December 31, 2013, to December 31, 2014 but declined as a percentage of total loans as loans increased 7.5%. There were no significant changes in any category of non-performing assets since the prior year-end. If a non-accrual loan is considered a troubled debt restructuring (TDR), it is classified as non-accrual for purposes of this non-performing asset schedule. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender. There were no non-performing TDR loans as of December 31, 2013 or December 31, 2014. Management continues to monitor delinquency trends and the level of non-performing loans as a leading indicator of future credit risk. At this time, management believes that the potential for material losses related to non-performing loans has moderated with the level of non-performing assets down and the Corporation’s total exposure reduced. Additionally, the direction of the risk is viewed as declining from the much higher levels experienced in 2009 and 2010.

As of December 31, 2014, there were six loans to four unrelated parties totaling $967,000 on non-accrual compared to nine loans to seven unrelated parties totaling $1.1 million that were on non-accrual as of December 31, 2013. The loans on non-accrual at December 31, 2014, included a loan to one borrower in the trucking industry totaling $551,000 and a number of other smaller loans to various borrowers. The make-up and outstanding balance of non-accrual loans did not change significantly from December 31, 2013 to December 31, 2014. The Corporation’s diverse customer base, with many small businesses and industry types represented, has helped to avoid large concentrations in industries where significant non-performance is more likely. See Note P for further discussion on concentrations of credit risk. The severe economic conditions naturally will impact nearly all industries to some extent; however, the impact can vary greatly. Some businesses simply are not as successful in negotiating more difficult times, or may be impacted by non-economic matters like succession planning and poor business practice. Based on present conditions, management does not anticipate any significant new trends or the emergence of more severe trends beyond those already discussed.

As of December 31, 2014, the Corporation had one property classified as other real estate owned (OREO). The property is a residential property that was transferred to OREO in the fourth quarter of 2014. The property is carried at $69,000, which is management’s estimate of the current value of the property less all selling costs. The Corporation had one OREO property as of December 31, 2013, with a value of $39,000. Expenses related to OREO are included in other operating expenses and gains or losses on the sale of OREO are included in other income on the Consolidated Statements of Income.

Total delinquencies include loans 30 to 59 days past due, loans 60 to 89 days past due, loans 90 days or more past due and still accruing, and non-accrual loans. Total delinquencies as a percentage of total loans declined from 0.66% as of December 31, 2013, to 0.57% as of December 31, 2014. Management believes that the lower level of delinquencies experienced in 2014 will continue into 2015 as economic conditions continue to improve. All of the Corporation’s delinquency percentages are significantly below the Corporation’s national peer group average. The potential for significant losses related to delinquent loans is difficult to predict as actual charge-offs are dependent on more than the level of delinquency. Management views the levels of delinquency, as well as net charge-offs, to be at historic lows with more likelihood they will increase going forward than decline. However, management currently does not expect the overall level of delinquencies to rise sharply in 2015.

Allowance for Loan Losses

The allowance for loan losses is established to cover any losses inherent in the loan portfolio. Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for loan losses. This calculation is based upon a systematic methodology for determining the allowance for loan losses in accordance with U.S. generally accepted accounting principles. The calculation includes estimates and is based upon losses inherent in the loan portfolio. The calculation, and detailed analysis supporting it, emphasizes the level of delinquent, non-performing and classified loans. The allowance calculation includes specific provisions for non-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses. Based on the quarterly loan loss calculation, management will adjust the allowance for loan losses through the provision as necessary. Changes to the allowance for loan losses during the year are primarily affected by three events:

•	Charge off of loans considered not recoverable
•	Recovery of loans previously charged off
•	Provision or credit for loan losses

The Corporation’s strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. In 2009 and 2010, the Corporation experienced an increase in the number of charged-off loans and a greater number of classified loans for which a loss is possible. The higher amount of charge-offs coincided with the harsh economic conditions that followed the financial crisis that had a material impact on several of the Corporation’s

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

commercial borrowers. The Corporation began increasing the provision for loan losses to offset these higher than normal levels of charged-off loans and classified loans in the portfolio. As a result, the allowance for loan losses grew from 1.38% of total loans as of December 31, 2009, to 1.72% as of December 31, 2010, to 2.06% of total loans as of December 31, 2011. This was a sharp increase in the allowance over a two-year period and marked an historic level for the Corporation. However, the amount of charged-off loans had already started to decline back to more normal levels in 2011 and management was making steady progress in reducing classified loans. Therefore, management was able to begin reducing the provision expense at the end of 2011, and then crediting provision expense in 2012, 2013, and 2014 as further progress was made.

The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for each of the past five years. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	December 31,
	2014	2013	2012	2011	2010
	$	$	$	$	$

Balance at January 1,	7,219	7,516	8,480	7,132	5,912
Loans charged off:
Commercial real estate	(204)	—	—	(97)	(156)
Consumer real estate	—	(84)	(17)	(13)	(260)
Commercial and industrial	(12)	(41)	(47)	(315)	(156)
Consumer	(19)	(22)	(13)	(38)	(98)
Total charge-offs	(235)	(147)	(77)	(463)	(670)

Recoveries of loans previously charged off:
Commercial real estate	—	—	—	—	—
Consumer real estate	5	—	1	2	—
Commercial and industrial	201	74	78	229	82
Consumer	1	1	9	5	8
Total recoveries	207	75	88	236	90
Net loans recovered (charged off)	(28)	(72)	11	(227)	(580)
Provision (credited) charged to operating expense	(50)	(225)	(975)	1,575	1,800
Balance at December 31,	7,141	7,219	7,516	8,480	7,132

Net recoveries (charge-offs) as a %
of average total loans outstanding	(0.01)	(0.02)	0.00	(0.05)	(0.14)

Allowance at year end as a % of total loans	1.52	1.65	1.81	2.06	1.72

Charge-offs for the year ended December 31, 2014, were $235,000, compared to $147,000 for the same period in 2013. The charge-offs in 2014 included a $204,000 charge-off on one commercial real estate loan and several smaller charge-offs on commercial and industrial loans as well as consumer loans. The Corporation’s charge-offs are very low compared to the peer group average and represent a fairly typical level of consumer and small business loan charge-offs that would result from management charging off unsecured debt over 90 days delinquent with little likelihood of recovery.

During 2014, the Corporation reversed $50,000 from the allowance for loan losses, compared to $225,000 during 2013. The provision is used to increase or decrease the allowance for loan losses to a level considered adequate to provide for losses inherent in the loan portfolio. Throughout 2012, 2013, and into 2014, after analysis of various factors, the allowance for loan loss calculation resulted in a reduction of the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans. Management closely tracks delinquent, non-performing, and classified loans as a percentage of capital and of the loan portfolio. Improved economic metrics also allowed management to reduce several qualitative factors resulting in a lower required allowance amount.

From December 31, 2013 to December 31, 2014, there was a $3.0 million, or 17.8% increase, in total classified loans. Substandard loans increased by $3.0 million, or 17.8%, from December 31, 2013 to December 31, 2014, and special mention loans increased $1.0 million, from $5.6 million at December 31, 2013, to $6.6 million at December 31, 2014.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Throughout 2012 and 2013, many substandard loans paid off and the overall outstanding balances declined significantly. During 2014, substandard and special mention loans increased due to the downgrading of two loan relationships in the fourth quarter. However, classified loan balances at December 31, 2014 are still much lower than amounts in 2011, 2012, and the early part of 2013.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. For the five-year period from 2010 through 2014, the Corporation maintained an allowance as a percentage of loans in a range between 1.52% and 2.06%. In 2014, the percentage decreased from 1.65% at the beginning of the year, to 1.52% as of December 31, 2014. The composition of the Corporation’s loan portfolio has not changed materially from 2013 to 2014 and management views the overall risk profile of the portfolio to be similar to what it was in 2013. Management will continue to increase or decrease the allowance as a percentage of total loans based on the quarterly calculation of the allowance for loan losses. Any increases are based on the need to allocate additional amounts based on estimated credit losses inherent in the current portfolio, utilizing historical and projected credit losses and levels of qualitative and quantitative risks that are appropriate based on the current credit environment. The Corporation’s allowance for loan losses as a percentage of loans will likely remain relatively unchanged throughout 2015.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. In 2014, net charge-offs represented 0.01% of average total loans outstanding compared to 0.02% at December 31, 2013.

The following table provides the allocation of the Corporation’s allowance for loan losses by major loan classifications. The percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type.

ALLOCATION OF RESERVE

(DOLLARS IN THOUSANDS)

	December 31,
	2014		2013		2012		2011		2010
		% of		% of		% of		% of		% of
	$	Loans	$	Loans	$	Loans	$	Loans	$	Loans

Real estate	5,201	86.5	5,003	86.9	5,085	84.4	4,865	85.1	3,859	81.8
Commercial and industrial	1,301	12.8	1,416	12.2	1,640	14.7	2,825	14.0	2,816	15.1
Consumer	66	0.7	102	0.9	61	0.9	61	0.9	75	3.1
Unallocated	573	—	698	—	730	—	729	—	382	—
Total allowance for loan losses	7,141	100.0	7,219	100.0	7,516	100.0	8,480	100.0	7,132	100.0

Real estate loans represent a more substantial portion of the outstanding loan portfolio and, while real estate secured loans have historically experienced lower losses than non-real estate secured loans, more of these types of loans have indicated deteriorating valuation and financial health that may result in future losses. The prolonged weak economy has impacted consumer financial strength and the value of residential homes continues to be down significantly. Meanwhile, the overall credit quality of real estate backed business loans deteriorated as the value of the real estate collateral declined and business conditions continued to be weak. The combined consumer and business real estate portion of the loan portfolio increased by $26.5 million, or 7.0%, from December 31, 2013, to December 31, 2014. This portion of the loan portfolio has the highest reserve allocation due primarily to the high balances. Real estate secured loans generally have less risk than non-real estate secured loans, but because of the large portfolio and continued growth, a significant amount of the reserve is allocated to cover potential losses in this sector. The dollar amount of allocation for all real estate loans increased by $198,000, or 4.0%, from December 31, 2013 to December 31, 2014.

In the past, commercial and industrial loans not secured by real estate had historically experienced higher loan losses and required a larger percentage of the reserve, despite representing a much smaller portion of the outstanding loan portfolio. More recently, as the amount of classified loans fell for all commercial borrowers, and more significantly for the non-real estate secured commercial and industrial loans, the dollar amount of the allowance allocated to these loans could be reduced. The dollar amount of allocation for commercial and industrial loans declined by $115,000, or 8.1%, from December 31, 2013, to December 31, 2014, reflecting an improvement in the performance of this portfolio of loans as well as improved economic factors which reduced the required reserve in general.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

As of December 31, 2014, 72.8% of the allowance was allocated to real estate secured loans, both consumer and commercial, which make up 86.5% of all loans, while 18.2% of the allowance was allocated to commercial and industrial loans, which make up 12.8% of all loans.

The amount of allowance allocated to consumer loans has always been very small as generally consumer loans more than 90 days delinquent are charged off. The Corporation has a very small portion of the allowance allocated to consumer lines and personal loans based on historical losses and qualitative factors.

The $573,000 unallocated portion of the allowance as of December 31, 2014, declined slightly from the balance at the end of 2013, and the unallocated portion as a percentage of the total allowance declined from 9.7% at December 31, 2013, to 8.0% at December 31, 2014. Management anticipates that the unallocated portion of the allowance will range between 7.5% and 10.0% of the total allowance.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $565,000, or 2.5%, to $22,447,000 on December 31, 2014, from $23,012,000 as of December 31, 2013. In 2013, new investments in premises and equipment were higher than normal with the opening of two new retail branch locations. During 2014, new investments in premises and equipment were at more typical levels with depreciation on existing assets exceeding new investments, resulting in the decline in outstanding balances from 2013 to 2014. In 2014, a relatively minimal amount of $751,000 of new investments were made in premises and equipment, while the Corporation recorded $1,316,000 of accumulated depreciation on existing assets resulting in the decrease in net premises and equipment during 2014. The Corporation had $144,000 in construction in process at the end of 2014 compared to $74,000 at the end of 2013. It is anticipated that premises and equipment, net of accumulated depreciation, will remain fairly constant throughout 2015 as fixed asset improvements should not significantly exceed or fall short of total accumulated depreciation for the year. For further information on fixed assets refer to Note D to the Consolidated Financial Statements.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) of Pittsburgh and Atlantic Community Bankers Bank (ACBB). The Corporation’s $3,227,000 of regulatory stock holdings as of December 31, 2014, consisted of $3,039,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation on a quarterly basis at par if outstanding borrowings decline to a predetermined level. The FHLB also pays a quarterly dividend on the outstanding shares held by the Corporation. The FHLB’s quarterly dividend rate was 4.00% annualized as of December 31, 2014. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Bank-Owned Life Insurance (BOLI)

The Corporation owned life insurance with a total recorded cash surrender value (CSV) of $20,603,000 on December 31, 2014, compared to $19,911,000 on December 31, 2013. The Corporation holds two distinct BOLI programs. The first, with a CSV of $4,310,000, was the result of insurance policies taken out on directors of the Corporation electing to participate in a directors’ deferred compensation plan. The program was designed to use the insurance policies to fund future annuity payments as part of a directors’ deferred compensation plan that permitted deferral of Board pay from 1979 through 1999. The plan was closed to entry in 1999, when directors were no longer provided the option of deferring their Board pay. The Corporation pays the required premiums for the policies and is the owner and beneficiary of the policies. The life insurance policies in the plan generally have annual premiums; however, the premium payments are not required after the first five years. The Corporation continues to make the premium payments, which cover the cost of the insurance and generally add to the cash surrender value of the policy.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The second BOLI plan was originated back in 2006 when life insurance was first taken out on a select group of the Corporation’s officers. The additional income generated from this BOLI plan is to assist in offsetting the rising cost of benefits currently being provided to all employees. The initial funding was $5 million in 2006 followed by another $5 million in 2007 on the same defined group of officers, with some new officers being included. No additional BOLI funding was made until 2012 when an additional $2.5 million investment was made covering select officers hired since the 2007 funding. The CSV for this plan was $16,293,000 as of December 31, 2014, compared to $15,802,000 at December 31, 2013. The increase of $491,000 during 2014 was the internal return generated from these policies, net of cost of insurance, reflected as higher cash surrender value. The Corporation purchased whole life policies for this BOLI plan and is the owner and beneficiary of the policies.

Deposits

The Corporation’s total ending deposits increased $43.1 million, or 6.6%, from $656.6 million on December 31, 2013, to $699.7 million on December 31, 2014. Customer deposits are the Corporation’s primary source of funding for loans and investments. In recent years, economic concerns, the credit crisis, and volatile performance of the stock market and other types of investments like real estate led customers back to banks as safe places to invest money, in spite of historically low interest rates. This trend continued in 2014. Most of the growth in deposit balances during 2014 was in non-interest bearing demand accounts and savings accounts, with higher cost deposits like time deposits decreasing.

The Deposits by Major Classification table, shown below, provides the average balances and rates paid on each deposit category for each of the past three years. The average 2014 balance carried on all deposits was $677.9 million, compared to $642.9 million for 2013. This represents an increase of 5.4% on average deposit balances. The increase in average deposit balances from 2012 to 2013 was 5.1%. Average balances provide a more accurate picture of growth in deposits because deposit balances can vary throughout the year. In addition, the interest paid is based on average deposit balances carried during the year calculated on a daily basis.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2014		2013		2012
	$	%	$	%	$	%

Non-interest bearing demand	183,998	—	164,000	—	146,260	—
Interest-bearing demand	12,135	0.28	12,556	0.29	5,825	0.36
NOW accounts	75,017	0.15	66,421	0.16	61,242	0.20
Money market deposit accounts	65,087	0.19	59,282	0.20	53,794	0.25
Savings accounts	127,510	0.05	118,422	0.06	108,334	0.09
Time deposits	214,173	1.28	222,257	1.39	236,462	1.64
Total deposits	677,920		642,938		611,917

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Fees
•	Strength of the financial institution
•	Permanence of the financial institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to competitor rates

The Corporation has been a stable presence in the market area and offers convenient locations, low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves. Management has always priced products and services in a manner that makes them affordable for all customers. This, in turn, creates a high degree of customer loyalty, which has provided stability to the deposit base. In 2009, management began to see a new trend develop that resulted in deposit inflows due to financial concerns regarding the health of other competing financial institutions, as opposed to merger-related activity. The Corporation continues to generally benefit from the customers’ preference to conduct business with a smaller financial institution versus a larger institution. The Corporation’s deposits grew in the Leola and Myerstown market areas where new branches were opened in 2013. These

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

offices, and the Myerstown office in particular, significantly expanded the Corporation’s market area, which management continues to execute as part of the strategic plan.

The average balance of the Corporation’s core deposits, including non-interest bearing demand deposits, interest-bearing demand deposits, NOW accounts, MMDA accounts, and savings accounts, grew $43.1 million, or 10.2%, since December 31, 2013. Several converging factors are assisting in the increase in core deposits. Interest rates are at historic lows, which results in less motivation for customers to shop interest rates because the differential between high and low rates is compressed. Customers are trying to build more liquid funds to meet cash flow needs in a slowing economy, as a matter of prudence. The safety of FDIC-insured funds and immediate or nearly immediate funds in the current environment appears to be more of a concern to customers than interest rates. Consumers appear to want to remain flexible and have cash on hand should interest rates increase. As such, they want to remain short and not extend, choosing to retain more funds in demand and savings accounts. Additionally, there is still consumer concern over the stability of some larger financial institutions which has led customers seeking security to community banks with high levels of capital and long-standing reputations.

Time deposits are typically a more rate-sensitive product making them a less reliable source of funding. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. Due to current adequate funding levels from all sources, the Corporation’s recent time deposit strategy has been to offer rates that meet or slightly exceed the average rates offered by the local competing banks. This strategy alone will not grow time deposits in the current environment. Management’s asset liability plan desired a better mix of core deposits relative to time deposits and was willing to see some declines in time deposit balances as the most expensive source of funding for the Corporation. Time deposit balances did decline throughout 2014, with the average balance decreasing by $8.1 million, or 3.6%, compared to 2013 average balances.

Time deposits have continued to decline in both dollars and as a percentage of the Corporation’s deposits. This is primarily a function of the interest rate environment and the relatively small difference between time deposit rates and interest bearing demand deposit and money market fund rates. The consumer weighs the benefit of the higher rate versus the inability to gain access to the time deposit funds until the maturity date. The longer the low interest rate environment persists and the higher the likelihood that the Federal Reserve will increase the overnight rates in approximately another year, the more likely the consumer will be content to not invest in time deposit accounts in favor of keeping their funds fully accessible. A portion of the decrease in time deposit balances from 2013 to 2014 can also be attributed to customers redeploying their time deposits into the equity market and other investments, and other competing financial institutions that have different pricing strategies. Management follows a disciplined pricing strategy with regard to time deposit funds desiring not to pay materially above wholesale pricing levels. In this regard, if some elements of market competition prices materially above wholesale rates, management will not meet those pricing levels and will seek more cost effective wholesale funding opportunities.

Historically, most time deposit growth was in terms less than 18 months, which have lower rates than longer term time deposits, indicating that customers were not looking for long-term investments with the best return, but shorter safe investments. In 2014, time deposits declined in total, with all terms showing a decrease from the prior year. Management expects that, as equity investments begin to rebound in performance, there may continue to be a reduction in the Corporation’s time deposit balances.

As of December 31, 2014, time deposits over $100,000 made up 33.8% of the total time deposits. This compares to 34.4% on December 31, 2013. The total dollar amount of time deposits over $100,000 declined $6.6 million, or 8.8% from December 31, 2013 to December 31, 2014. Since time deposits over $100,000 are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease. The following table provides the total amount of time deposits of $100,000 or more for the past three years by maturity distribution.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

(DOLLARS IN THOUSANDS)

	December 31,
	2014	2013	2012
	$	$	$

Three months or less	20,165	10,608	12,158
Over three months through six months	4,439	10,450	9,838
Over six months through twelve months	12,812	15,712	17,418
Over twelve months	30,667	37,885	36,999
Total	68,083	74,655	76,413

In order to meet future funding obligations, it is necessary to review the timing of maturity for large depositors, like the time deposits of $100,000 or more. The Corporation monitors all large depositors to ensure that there is a steady flow of maturities. As of December 31, 2014, the Corporation had a typical laddering of large time deposits. For more information on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk. Additionally, for more information on the maturity of time deposits, see Note F to the Consolidated Financial Statements.

Borrowings

Total borrowings were $62.3 million as of December 31, 2014, and $68.9 million as of December 31, 2013. The Corporation was purchasing $3.9 million in short-term funds as of December 31, 2013, with no short term funds being borrowed on December 31, 2014. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.

Long-term borrowings decreased to $62.3 million as of December 31, 2014, from $65.0 million as of December 31, 2013. The Corporation uses two main sources for long-term borrowings: Federal Home Loan Bank (FHLB) advances and repurchase agreements through brokers or correspondent banks. Both of these types of borrowings are used as a secondary source of funding and to mitigate interest rate risk. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits as part of an asset liability strategy to obtain the most effective long term funding sources.

Total FHLB borrowings were $52.3 million as of December 31, 2014, compared to $50.0 million as of December 31, 2013. The increase in FHLB borrowing balances during the year related to the Corporation’s 2014 strategy of paying off some of the borrowings in an effort to reduce the overall amount of borrowed funds and refinancing other borrowings in an effort to lock in lower cost funding for a longer period of time. The borrowings with FHLB are primarily fixed-rate loans. The Corporation occasionally uses convertible select loans that give advantageous pricing compared to fixed-rate loans; however, they generally have additional risk due to a call feature being included on the loan. Management compares the length of the first call of these borrowings to the normal length of time deposits. Often, a convertible select borrowing from FHLB can provide a longer period of rate protection than the term of some of the Corporation’s typical time deposit promotions. The call feature may be based on a time requirement or a specific rate requirement. As of December 31, 2014, the Corporation held $2.5 million of convertible select loans, a decrease from the $7.5 million held at December 31, 2013.

As of December 31, 2014, the Corporation held $10.0 million of repurchase agreements compared to $15.0 million as of December 31, 2013. The repurchase agreements all have some call features, much like FHLB convertible select loans. All of the callable repurchase agreements had an initial period where no call could occur. However, all of the callable repurchase agreements are now into their call period where calls could occur on a quarterly basis. It is unlikely that any of the callable repurchase agreements will be called in the near future, as their rates are well above market rates for the same term. The repurchase agreements are currently in a back-end fixed rate with a quarterly call. The interest rates on callable repurchase agreements are more favorable initially than non-callable long-term fixed rates; therefore, these instruments assist the Corporation in lowering borrowing costs and increasing net interest margin. However, depending on the conversion feature and when it occurs relative to interest rates, the Corporation’s cost could increase making the long term borrowing costs higher. In all cases, the rate advantage of callable borrowing structures is weighed against any additional interest rate risk exposure taken compared to non-callable borrowing structures. Management views repurchase agreement transactions as a diversification of funding outside of the FHLB, because principally the same funding structures can be obtained from FHLB. Management monitors the amount of convertible select loans that could

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

be called in any one year to ensure that the Corporation does not have a concentrated amount of call risk. It is likely that as repurchase agreements mature, management will either pay them off or refinance with FHLB long-term borrowings, depending on the liquidity and asset liability position of the Corporation at the time.

To limit the Corporation’s exposure and reliance on a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of the Corporation’s total assets. As of December 31, 2014, the Corporation was within this policy guideline at 6.1% of asset size with $52.3 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of December 31, 2014, total borrowings from all sources amounted to 67.2% of the Corporation’s capital, well under the policy guideline. The Corporation has maintained FHLB borrowings and total borrowings within these guidelines throughout the year.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is $258.6 million as of December 31, 2014. The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

The following table reflects the Corporation’s capital ratios compared to regulatory capital requirements for prompt corrective action.

REGULATORY CAPITAL RATIOS	Capital Ratios			Regulatory Requirements
	As of	As of	As of
	Dec. 31,	Dec. 31,	Dec. 31,	Adequately	Well
	2014	2013	2012	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets	17.3%	17.9%	18.2%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	16.1%	16.6%	16.9%	4.0%	6.0%
Tier I Capital to Average Assets	10.7%	10.8%	10.5%	4.0%	5.0%

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

Total dividends paid to shareholders during 2014, were $3,057,000, or $1.07 per share, compared to $2,966,000, or $1.04 per share paid to shareholders during 2013. The Corporation uses current earnings and available retained earnings to pay dividends. The Corporation’s current capital plan calls for management to maintain Tier I Capital to Average Assets between 10.0% and 12.0%. Management also desires a dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, management’s goal is to maintain a payout ratio of 35% or above. For 2014, the dividend payout ratio was 43.1%. Management anticipates that the payout ratio for 2015 will be slightly lower than the 2014 ratio.

The amount of unrealized gain or loss on the Corporation’s securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the Corporation’s balance sheet. The change in unrealized holding gain or loss that occurred during 2014 is shown on the Corporation’s Consolidated Statements of Comprehensive Income, along with a reclassification adjustment for gains included in the current year’s income. The Corporation’s Consolidated Statements of Comprehensive Income shows the impact of changes in unrealized gains and losses during the year on the Corporation’s net income to arrive at net comprehensive income or loss.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

In terms of the Corporation’s balance sheets, an unrealized gain increases capital while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated at the end of each period, the current unrealized gain or loss of the securities portfolio would directly impact the Corporation’s capital. As of December 31, 2014, the Corporation showed unrealized gains, net of tax, of $1,002,000, compared to unrealized losses of $3,940,000 as of December 31, 2013. The changes in unrealized gains or losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

On July 1, 2008, ENB Financial Corp was formed. The retirement of all treasury shares was required as part of the formation of ENB Financial Corp. As a result, management needed treasury shares to be utilized for the existing Employee Stock Purchase Plan and Dividend Reinvestment Plan. Therefore, on August 14, 2008, the Board authorized a stock buyback plan for the purchase of up to 140,000 shares of common stock for corporate purposes. Since formation of the plan, 122,490 shares of treasury stock have been repurchased, and 109,769 reissued, with 12,721 treasury shares existing on December 31, 2014. In 2014, the net capital impact of shares being purchased and reissued was not significant with 15,650 shares being purchased and 16,460 shares reissued. A very similar level of stock purchase and reissue activity is expected in 2015 as management desires to purchase a sufficient amount of shares to cover the needs of the existing stock purchase plans and maintain a minimum level of treasury shares.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business. The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2014, and shows the future periods in which settlement of the obligations is expected. The contractual obligation numbers below do not include accrued interest. Refer to the Notes to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)

	Less than	1-3	4-5	More than
	1 year	years	years	5 years	Total
	$	$	$	$	$

Time deposits (Note F)	97,136	69,616	34,817	—	201,569
Borrowings (Notes G and H)	15,500	30,500	16,300	—	62,300
Operating Lease	112,782	151,932	101,205	—	365,919

Total contractual obligations	225,418	252,048	152,322	—	629,788

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the liquidity section to follow, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of December 31, 2014. For further details regarding off-balance sheet arrangements, refer to Note O to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

December 31,
2014
$
Commitments to extend credit:
Revolving home equity loans	34,301
Construction loans	14,119
Real estate loans	23,516
Business loans	79,608
Consumer loans	1,410
Other	3,488
Standby letters of credit	9,603

Total	166,045

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

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

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

It is unlikely that maturing assets would equal maturing liabilities because, on the balance sheet, assets do not equal liabilities. For purposes of this analysis, $781.5 million of assets mature in all time frames while $763.2 million of liabilities mature in all time frames, resulting in a 102.4% cumulative maturity gap. So, while a cumulative maturity gap of 100% would indicate that the same amount of assets and liabilities are maturing within the specified period, this is rather unlikely to occur within any time frame, or on a cumulative basis.

Gap ratios have been fairly stable for the Corporation throughout 2014. The Corporation’s assets are moderately long, but the length of the securities portfolio and the loan portfolio is offset by holding higher levels of cash and cash equivalents. The length of the Corporation’s liabilities is fairly stable and management is able to utilize

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

length gained from wholesale funding instruments to offset declining length in the CD portfolio as customers invest in shorter products in anticipation of higher interest rates.

Carrying higher levels of cash and cash equivalents has been an instrumental part of managements’ plan to maintain balanced gap ratios and act as an immediate hedge against liquidity risk and interest rate risk. The strategy of maintaining higher cash levels to improve gap ratios is expected to continue until the securities portfolio is materially shorter in duration.

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2014, along with the cumulative maturity gap guidelines monitored by management. For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

MATURITY GAP ANALYSIS

(DOLLARS IN THOUSANDS)

		More than	More than	More than
	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$
Assets maturing	91,712	54,089	176,146	157,688	301,909
Liabilities maturing	97,357	58,963	171,079	108,552	327,206
Maturity gap	(5,645)	(4,874)	5,067	49,136	(25,297)
Cumulative maturity gap	(5,645)	(10,519)	(5,452)	43,684	18,387

Maturity gap %	94.2%	91.7%	103.0%	145.3%	92.3%

Cumulative maturity gap %	94.2%	93.3%	98.3%	110.0%	102.4%

Cumulative maturity gap % guideline	45% to 155%	60% to 140%	75% to 125%	85% to 115%

As of December 31, 2014, all cumulative maturity gaps were within Corporate Policy guidelines and were generally higher than the prior year’s levels. During 2014, U.S. Treasury rates decreased, which increased prepayment speeds on the Corporation’s MBS and CMO securities. This increased cash flows and shortened the Corporation’s assets. Additionally, higher levels of overnight cash were held as of December 31, 2014, compared to December 31, 2013. These factors caused the gap ratios to show some increase since the prior year end.

Given the possibility that short term interest rates will increase in 2015, management’s current position is to maintain the cumulative maturity gap percentages within guidelines and possibly work to increase them slightly throughout 2015 in preparation for the opportunity to invest excess cash in higher-yielding assets towards the end of the year. The risk in maintaining lower gap percentages is that, should interest rates rise, there will not be as many assets to invest at the higher rates. However, if interest rates do not rise, maintaining higher gap ratios would result in more assets maturing and repricing to rates lower than the average portfolio rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which impacts the Corporation’s interest income and margin. The risk of liabilities repricing at higher interest rates is very low in the present environment as most maturing deposits are repricing to similar or lower interest rates. Therefore, higher levels of liabilities repricing currently benefits the Corporation. The amount of liabilities repricing to lower interest rates is already a small minority of the Corporation’s interest bearing liabilities. Only the Corporation’s longer time deposits and borrowings continue to mature and are being renewed or refinanced into instruments with lower interest rates.

Given the alternative investment options available currently, management also does not perceive significant risk that deposits maturing in the shorter time frames will leave the Corporation. It is likely that, should market interest rates rise in 2015, customer behavior patterns will change and deposits will be more rate sensitive with a greater portion potentially leaving the Corporation. These maturity gaps are closely monitored along with additional liquidity measurements discussed below. Management will work to maintain these ratios within policy guidelines throughout 2015 in order to position for the increased likelihood of rising interest rates in future time periods.

In addition to the cumulative maturity gap analysis discussed above, management utilizes a number of other important liquidity measurements that management believes have advantages over, and give better clarity to, the Corporation’s present and projected liquidity.

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

The following is a listing of the Corporation’s other liquidity measurements, along with a short definition, that are evaluated periodically in an effort to monitor and mitigate liquidity risk:

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

As of December 31, 2014, the Corporation was within guidelines for all of the above measurements except the securities portfolio liquidity as a percentage of assets. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 5% and 10% of total assets. As of December 31, 2014, these cash flows represented 4.9% of total assets, which is just under the lower guideline. However, when factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 8.0% of total assets. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management had been carrying an average of approximately $30 million to $35 million of cash and cash equivalents on a daily basis throughout most of 2014. Management anticipates carrying this higher level of cash again throughout most of 2015. These measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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
69

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis
•	Prepayment speeds on loans held and mortgage-backed securities
•	Anticipated calls on securities with call options
•	Deposit and loan balance fluctuations
•	Competitive pressures affecting loan and deposit rates
•	Economic conditions
•	Consumer reaction to interest rate changes

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of December 31, 2014, and December 31, 2013. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. Management does run expected growth scenarios through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

CHANGES IN NET INTEREST INCOME

	2014	2013	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	13.5	16.4	(20.0)
300 basis point rise	9.0	10.9	(15.0)
200 basis point rise	4.8	5.8	(10.0)
100 basis point rise	1.7	1.5	(5.0)
Base rate scenario	—	—	—
50 basis point decline	(1.8)	(0.2)	(2.5)
100 basis point decline	(4.5)	(2.4)	(5.0)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation's net interest income.  Base rate is the Prime rate.

The above analysis shows a slightly negative impact to the Corporation’s net interest income in both down-rate scenarios. All up-rate scenarios show a positive impact. In the unique current rate environment, the amount of the Corporation’s assets repricing higher will be fairly large due to the amount of variable rate loans that will reprice immediately when Prime increases. On the liability side, if rates increase, it is typical for management to react slowly in increasing deposit rates. Even when deposit rates are increased, they are typically increased at a fraction of the increase in the Prime rate. In the current environment, if interest rates rise, it is expected that

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

deposit rates will move upward, but more slowly than asset rates. It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities that would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year. The Corporation’s model also has the ability to measure changes to net interest income given interest rate changes that occur more slowly over time. This type of modeling is referred to as “interest rate ramps,” where a set change in rates occurs over a period of time. If rates were to move upward slowly over the course of the next year, the results are very close to the results using a rate shock.

In all rates-up scenarios, modeled net interest income increases, but it does not increase as significantly until rates have increased at least 200 basis points. All rates-up scenarios show comparable benefit compared to the results as of December 31, 2013. When rates do go up, assets will reprice by the full amount of the rate movement and liabilities will lag and reprice by a much smaller amount, a proportion of the asset increases. But that proportion is expected to be slightly higher than in past rate cycles. The analysis shows that the Corporation should benefit when rates rise by achieving a larger increase in income associated with repricing assets than increased expense paid on repricing liabilities.

Additionally, the analysis shows that the Corporation’s net interest income would decrease if rates did decline. This results from several types of deposit products’ current offering rates being near the floor for pricing. For instance, savings accounts had an interest rate of 0.05% as of December 31, 2014. Management is only able to reduce the rate to zero; therefore, any reduction in the savings rate only benefits earnings in the case of a 5-basis point rate decline. Since most loan rates would be able to reprice lower under the declining rate scenarios and the deposit rate decreases are limited, the Corporation would have less earnings under a declining rate scenario. It is likely that management would control the reduction in loan rates to limit the reduction in net interest income in a downward rate environment.

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

The table below indicates the changes in the Corporation’s NPV as of December 31, 2014 and December 31, 2013. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the net portfolio value and net interest income in the event of the interest rate changes described below.

CHANGES IN NET PORTFOLIO VALUE

	2014	2013	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	(10.5)	(24.9)	(30.0)
300 basis point rise	(4.5)	(18.4)	(22.5)
200 basis point rise	(0.3)	(10.0)	(15.0)
100 basis point rise	3.2	(3.5)	(7.5)
Base rate scenario	—	—	—
50 basis point decline	(10.1)	0.3	(7.5)
100 basis point decline	(16.6)	(5.1)	(15.0)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities.  Base rate is the Prime rate.

As of December 31, 2014, the Corporation was within guidelines for all rates-up scenarios but was outside of guidelines for the rates-down scenarios with the rates-up exposures showing materially less volatility than the December 31, 2013 measurements. The decrease in fair value exposure since December 31, 2013 can be primarily attributed to holding higher levels of cash that have no fair value risk, and selling a portion of the

Table of Contents ENB FINANCIAL CORP Management’s Discussion and Analysis

Corporation’s municipal bond portfolio. Cash and cash equivalents were $43.4 million on December 31, 2014 compared to $24.6 million as of December 31, 2013. The Corporation’s municipal bond portfolio had a book value of $90.6 million as of December 31, 2014 compared to $103.9 million as of December 31, 2013. On the liability side of the Corporation’s balance sheet, the value of non-interest bearing deposit accounts has always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation, representing a decrease in liabilities, as interest rates rise. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease causing the net present value or fair value of the Corporation’s balance sheet to increase.

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

The results as of December 31, 2014, indicate that the Corporation’s net portfolio value would experience a slight valuation gain of 3.2% in the rates-up 100 basis point scenario, and losses of 0.3%, 4.5% and 10.5% in the rates-up 200, 300, and 400 basis point scenarios, respectively. Management’s maximum permitted declines in net portfolio value by policy are -7.5% for rates-up 100 basis points, graduating up to -30% for rates-up 400 basis points. A valuation loss indicates that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The more significant valuation losses represented in the higher rates-up scenarios are indicative of the Corporation’s longer-term assets like residential mortgages and municipal securities showing significant declines in value as interest rates increase further. However, the value of the cash held by the Corporation and the non-interest bearing deposits helps to offset this negative exposure to a large degree. It is not anticipated that these exposures to valuation changes will change materially during 2015 unless the make-up of the balance sheet changes. Additionally, based on three past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, when short term interest rates do increase. The Corporation’s core deposits have been stable through a number of rate cycles. Although the analysis shows declines in fair value in the down-rate scenarios that are outside of policy guidelines, there is very little chance that rates could go down materially and management is not overly concerned about these variances.

Table of Contents ENB FINANCIAL CORP

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ENB Financial Corp

We have audited the accompanying consolidated balance sheets of ENB Financial Corp and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of ENB Financial Corp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENB Financial Corp and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Wexford, Pennsylvania

March 27, 2015

S.R. Snodgrass, P.C. *2100 Corporate Drive, Suite 400 * Wexford, Pennsylvania 15090-8399 * Phone: (724) 934-0344 * Facsimile: (724) 934-0345

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2014	2013
	$	$
ASSETS
Cash and due from banks	16,727	15,596
Interest-bearing deposits in other banks	26,685	8,981

Total cash and cash equivalents	43,412	24,577

Securities available for sale (at fair value)	295,822	300,328

Loans held for sale	506	59

Loans (net of unearned income)	471,168	438,220

Less: Allowance for loan losses	7,141	7,219

Net loans	464,027	431,001

Premises and equipment	22,447	23,012
Regulatory stock	3,227	3,660
Bank owned life insurance	20,603	19,911
Other assets	7,164	9,708

Total assets	857,208	812,256

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	210,444	173,070
Interest-bearing	489,207	483,556

Total deposits	699,651	656,626

Short-term borrowings	—	3,900
Long-term debt	62,300	65,000
Other liabilities	2,490	2,954

Total liabilities	764,441	728,480

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,856,836
(Issued 2,869,557 and Outstanding 2,856,026 as of 12-31-13)	574	574
Capital surplus	4,375	4,353
Retained earnings	87,200	83,165
Accumulated other comprehensive income (loss), net of tax	1,002	(3,940)
Less: Treasury stock cost on 12,721 shares
(13,531 shares as of 12-31-13)	(384)	(376)

Total stockholders' equity	92,767	83,776

Total liabilities and stockholders' equity	857,208	812,256

See notes to consolidated financial statements

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2014	2013	2012
	$	$	$
Interest and dividend income:
Interest and fees on loans	19,368	19,044	20,161
Interest on securities available for sale
Taxable	4,172	3,972	4,212
Tax-exempt	3,289	3,676	3,695
Interest on deposits at other banks	63	73	80
Dividend income	245	141	119

Total interest and dividend income	27,137	26,906	28,267

Interest expense:
Interest on deposits	3,090	3,489	4,257
Interest on borrowings	1,586	1,893	2,156

Total interest expense	4,676	5,382	6,413

Net interest income	22,461	21,524	21,854

Credit for loan losses	(50)	(225)	(975)

Net interest income after credit for loan losses	22,511	21,749	22,829

Other income:
Trust and investment services income	1,302	1,242	1,105
Service fees	1,770	1,751	1,734
Commissions	1,956	1,965	1,946
Gains on securities transactions, net	3,131	3,388	1,080
Impairment losses on securities:
Impairment gains (losses) on investment securities	15	148	(110)
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	(37)	(319)	(30)
Net impairment losses on investment securities	(22)	(171)	(140)
Gains on sale of mortgages, net	414	241	296
Earnings on bank-owned life insurance	640	637	927
Other income	357	344	329

Total other income	9,548	9,397	7,277

Operating expenses:
Salaries and employee benefits	13,943	12,913	12,502
Occupancy	1,958	1,745	1,677
Equipment	1,102	967	855
Advertising & marketing	474	486	405
Computer software & data processing	1,624	1,582	1,623
Shares tax	714	863	810
Professional services	1,395	1,240	1,154
Other expense	2,211	2,139	2,143

Total operating expenses	23,421	21,935	21,169

Income before income taxes	8,638	9,211	8,937

Provision for federal income taxes	1,546	1,501	1,295

Net income	7,092	7,710	7,642

Earnings per share of common stock	2.48	2.70	2.68

Cash dividends paid per share	1.07	1.04	1.00

Weighted average shares outstanding	2,855,974	2,851,991	2,854,878

See notes to consolidated financial statements

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2014	2013	2012
	$	$	$

Net income	7,092	7,710	7,642

Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses):

Other-than-temporarily impaired securities available for sale:

Gains (losses) arising during the period	15	148	(110)
Income tax effect	(5)	(50)	37
	10	98	(73)

Losses recognized in earnings	22	171	140
Income tax effect	(7)	(58)	(48)
	15	113	92
Unrealized holding gains on other-than-temporarily impaired
securities available for sale, net of tax	25	211	19

Securities available for sale not other-than-temporarily impaired:

Gains (losses) arising during the period	10,581	(12,997)	4,752
Income tax effect	(3,598)	4,419	(1,616)
	6,983	(8,578)	3,136

Gains recognized in earnings	(3,131)	(3,388)	(1,080)
Income tax effect	1,065	1,152	367
	(2,066)	(2,236)	(713)
Unrealized holding gains (losses) on securities available for sale not
other-than-temporarily impaired, net of tax	4,917	(10,814)	2,423

Other comprehensive income (loss), net of tax	4,942	(10,603)	2,442

Comprehensive Income (Loss)	12,034	(2,893)	10,084

See notes to consolidated financial statements

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, January 1, 2012	574	4,304	73,632	4,221	(260)	82,471

Net income	—	—	7,642	—	—	7,642
Other comprehensive income, net of tax	—	—	—	2,442	—	2,442
Treasury stock purchased - 23,640 shares	—	—	—	—	(619)	(619)
Treasury stock issued - 16,761 shares	—	16	—	—	416	432
Cash dividends paid, $1.00 per share	—	—	(2,853)	—	—	(2,853)

Balances, December 31, 2012	574	4,320	78,421	6,663	(463)	89,515

Net income	—	—	7,710	—	—	7,710
Other comprehensive loss, net of tax	—	—	—	(10,603)	—	(10,603)
Treasury stock purchased - 12,200 shares	—	—	—	—	(357)	(357)
Treasury stock issued - 16,274 shares	—	33	—	—	444	477
Cash dividends paid, $1.04 per share	—	—	(2,966)	—	—	(2,966)

Balances, December 31, 2013	574	4,353	83,165	(3,940)	(376)	83,776

Net income	—	—	7,092	—	—	7,092
Other comprehensive income, net of tax	—	—	—	4,942	—	4,942
Treasury stock purchased - 15,650 shares	—	—	—	—	(485)	(485)
Treasury stock issued - 16,460 shares	—	22	—	—	477	499
Cash dividends paid, $1.07 per share	—	—	(3,057)	—	—	(3,057)

Balances, December 31, 2014	574	4,375	87,200	1,002	(384)	92,767

See notes to consolidated financial statements

Table of Contents ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2014	2013	2012
	$	$	$
Cash flows from operating activities:
Net income	7,092	7,710	7,642
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	5,158	4,025	3,750
Increase in interest receivable	(101)	(121)	(327)
Decrease in interest payable	(113)	(94)	(212)
Credit for loan losses	(50)	(225)	(975)
Gains on securities transactions, net	(3,131)	(3,388)	(1,080)
Impairment losses on securities	22	171	140
Gains on sale of mortgages	(414)	(241)	(296)
Loans originated for sale	(13,445)	(11,373)	(17,480)
Proceeds from sales of loans	13,412	12,323	18,934
Earnings on bank-owned life insurance	(640)	(637)	(927)
(Gains) losses on sale of other real estate owned	70	15	(15)
Depreciation of premises and equipment and amortization of software	1,453	1,329	1,325
Deferred income tax	531	(174)	607
Decrease in prepaid federal deposit insurance	—	936	314
Decrease in accounts payable for securities purchased not yet settled	—	—	(6,964)
Other assets and other liabilities, net	(705)	404	(17)
Net cash provided by operating activities	9,139	10,660	4,419

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	35,390	47,527	87,432
Proceeds from sales	155,363	116,347	33,388
Purchases	(180,668)	(175,355)	(141,555)
Purchase of other real estate owned	—	—	(112)
Proceeds from sale of other real estate owned	74	252	148
Purchase of regulatory bank stock	(1,016)	(475)	(345)
Redemptions of regulatory bank stock	1,449	963	345
Purchase of bank-owned life insurance	(52)	(58)	(2,563)
Proceeds from bank-owned life insurance	—	—	826
Net increase in loans	(33,290)	(24,057)	(1,986)
Purchases of premises and equipment, net	(791)	(3,355)	(613)
Purchase of computer software	(145)	(51)	(53)
Net cash used for investing activities	(23,686)	(38,262)	(25,088)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	58,600	32,723	38,755
Net decrease in time deposits	(15,575)	(9,258)	(11,272)
Net increase (decrease) in short-term borrowings	(3,900)	3,900	—
Proceeds from long-term debt	13,800	5,000	17,500
Repayments of long-term debt	(16,500)	(13,000)	(17,500)
Dividends paid	(3,057)	(2,966)	(2,853)
Treasury stock sold	499	477	432
Treasury stock purchased	(485)	(357)	(619)
Net cash provided by financing activities	33,382	16,519	24,443
Increase (decrease) in cash and cash equivalents	18,835	(11,083)	3,774
Cash and cash equivalents at beginning of period	24,577	35,660	31,886
Cash and cash equivalents at end of period	43,412	24,577	35,660

Supplemental disclosures of cash flow information:
Interest paid	4,789	5,476	6,625
Income taxes paid	750	1,200	945

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned from loans	173	39	278
Fair value adjustments for securities available for sale	7,487	16,064	3,700

See notes to consolidated financial statements

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

Loans Held for Investment:

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

Loans Held for Sale:

Loans originated and intended for sale on the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. In general, fixed-rate residential mortgage loans originated by the Corporation and held for sale are carried in the aggregate at the lower of cost or market. The Corporation originates loans for immediate sale to Federal Home Loan Bank of Pittsburgh (FHLB) or Fannie Mae but retains the servicing of these loans.  Prior to 2014, the Corporation primarily sold fixed-rate residential mortgages to Wells Fargo on a service-released basis and continues to do so, but on a limited scale.  As a result, the Corporation has a growing portfolio of mortgages that are serviced on behalf of FHLB and Fannie Mae.  In addition, the Corporation has been approved to originate FHA, VA and USDA mortgages so in going forward, these loans will be originated for immediate sale to various investors on a service-released basis.

Allowance for Loan Losses:

The allowance for loan losses is maintained at a level considered by management to be adequate to provide for known and inherent risks in the loan portfolio at the Consolidated Balance Sheets dates. The monthly provision or credit for loan losses is an expense or a reduction of expense which increases or decreases the allowance, and charge-offs, net of recoveries, decrease the allowance. The Corporation performs ongoing credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, and other factors in determining the adequacy of the reserve balance. Loans determined to be uncollectible are charged to the allowance during the period in which such determination is made.

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

The number of qualitative factors can change. Factors can be added for new risks or taken away if the risk no longer applies. Each loan type will have its own risk profile and management will evaluate and adjust each qualitative factor for each loan type quarterly, if necessary. For example, if one area of the loan portfolio is experiencing sharp increases in growth, it is likely the qualitative factor for trends in the loan portfolio would be increased for that loan type. As levels of delinquencies and non-accrual loans decline for any segment of the loan portfolio it is likely that factor would be reduced.

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

Impaired and Non-Accrual Loans:

The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap. Generally, a non-accrual loan will always be considered impaired due to payment delinquency or uncertain collection, but there are cases where an impaired loan is not considered non-accrual. The primary factors considered by management in determining impairment include payment status and collateral value, but could also include debt service coverage, financial health of the business, and other external factors that could impact the ability of the borrower to fully repay the loan. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan using the original interest rate and its recorded value or, as a practical expedient in the case of collateral-dependent loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral on a discounted basis, relative to the loan amount.

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

Allowance for Off-Balance Sheet Extensions of Credit:

The Corporation maintains an allowance for off-balance sheet extensions of credit which would include any unadvanced amount on lines of credit and any letters of credit provided to borrowers. The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets. The liability was $310,000 as of December 31, 2014, and $434,000 as of December 31, 2013. As economic conditions improve, businesses generally draw more on their lines of credit, causing the unadvanced portion to decline. This occurred in the second half of 2014, which in turn reduced the allowance for off-balance sheet extensions of credit.

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

Other Real Estate Owned (OREO):

OREO represents properties acquired through customer loan defaults. These properties are recorded at the lower of cost or fair value less projected disposal costs at acquisition date. Fair value is determined by current appraisals. Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets. The Corporation had $69,000 of OREO as of December 31, 2014, and $39,000 of OREO as of December 31, 2013.

Mortgage Servicing Rights (MSRs):

The Corporation has agreements for the express purpose of selling residential mortgage loans on the secondary market, referred to as mortgage servicing rights. The Corporation maintains all servicing rights for loans currently sold through FHLB and Fannie Mae. The Corporation had $96,000 of MSRs as of December 31, 2014, compared to $7,000 as of December 31, 2013. Management expects MSRs to continue to grow as a result of the recently expanded mortgage program. Originated MSRs are recorded by allocating total costs incurred between the loans and servicing rights based on their relative fair values. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio. Impairment is evaluated based on the fair value of the rights, portfolio interest rates, and prepayment characteristics. MSRs are a component of other assets on the Consolidated Balance Sheets.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

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

Bank-Owned Life Insurance (BOLI):

BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $20,603,000 and $19,911,000 as of December 31, 2014, and 2013, respectively.

Advertising Costs:

The Corporation expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2014, 2013, and 2012, were $474,000, $486,000, and $405,000, respectively.

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

Trust Assets and Income:

Assets held by ENB’s Money Management Group in a fiduciary or agency capacity for customers are not included in the Corporation’s Consolidated Balance Sheets since these items are not assets of the Corporation. In accordance with banking industry practice, trust income is recognized on a cash basis, as such income does not differ significantly from amounts that would be recognized on an accrual basis. Trust income is reported in the Corporation’s Consolidated Statements of Income under other income.

Reclassification of Comparative Amounts:

Certain comparative amounts for the prior year have been reclassified to conform to current-year classifications. Such reclassifications had no effect on net income or stockholders’ equity.

Recently Issued Accounting Standards:

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

its most recent change-in-control event. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Corporation’s financial statements.

NOTE B - SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

The amortized cost and fair value of securities held at December 31, 2014, and 2013, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$

December 31, 2014
U.S. government agencies	46,577	110	(528)	46,159
U.S. agency mortgage-backed securities	37,946	138	(134)	37,950
U.S. agency collateralized mortgage obligations	48,690	55	(679)	48,066
Corporate bonds	65,274	145	(311)	65,108
Obligations of states and political subdivisions	90,628	2,961	(258)	93,331
Total debt securities	289,115	3,409	(1,910)	290,614
Marketable equity securities	5,189	19	—	5,208
Total securities available for sale	294,304	3,428	(1,910)	295,822

December 31, 2013
U.S. government agencies	41,671	148	(2,152)	39,667
U.S. agency mortgage-backed securities	52,502	101	(680)	51,923
U.S. agency collateralized mortgage obligations	42,465	161	(938)	41,688
Private collateralized mortgage obligations	4,135	44	(138)	4,041
Corporate bonds	56,437	430	(673)	56,194
Obligations of states and political subdivisions	103,936	1,057	(3,349)	101,644
Total debt securities	301,146	1,941	(7,930)	295,157
Marketable equity securities	5,151	20	—	5,171
Total securities available for sale	306,297	1,961	(7,930)	300,328

The amortized cost and fair value of debt securities available for sale at December 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	23,243	23,095
Due after one year through five years	92,687	92,375
Due after five years through ten years	89,574	89,262
Due after ten years	83,611	85,882
Total debt securities	289,115	290,614

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

Securities available for sale with a par value of $75,013,000 and $86,392,000 at December 31, 2014 and 2013, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair market value of these pledged securities was $78,269,000 at December 31, 2014, and $86,993,000 at December 31, 2013.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Securities Available for Sale
	2014	2013	2012
	$	$	$

Proceeds from sales	155,363	116,347	33,388
Gross realized gains	3,815	4,209	1,212
Gross realized losses	684	821	132

SUMMARY OF GAINS AND LOSSES ON SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	2014	2013	2012
	$	$	$
Gross realized gains	3,815	4,209	1,212

Gross realized losses	684	821	132
Impairment on securities	22	171	140
Total gross realized losses	706	992	272

Net gains on securities	3,109	3,217	940

The bottom portion of the above table shows the net gains on security transactions, including any impairment taken on securities held by the Corporation. The net gain or loss from security transactions is also reflected on the Corporation’s Consolidated Statements of Income and Consolidated Statements of Cash Flows.

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. Prior to June 30, 2014, the Corporation had a small number of private collateralized mortgage obligations (PCMOs) of which all but one had impairment recorded at some point in the past with total impairment of $22,000 recorded in 2014. During the second quarter of 2014, the three PCMOs remaining in the Corporation’s securities portfolio were sold. No other securities in the portfolio had other-than-temporary impairment recorded in 2014. As of December 31, 2013, two private collateralized mortgage obligation (PCMO) securities were considered to be other than temporarily impaired. Impairment was taken on these securities in 2013, which amounted to $171,000.

As of December 31, 2014, all other securities carrying unrealized losses were determined not to be other than temporarily impaired. Information pertaining to securities with gross unrealized losses at December 31, 2014, and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2014
U.S. government agencies	9,676	(30)	19,689	(498)	29,365	(528)
U.S. agency mortgage-backed securities	7,412	(18)	5,412	(116)	12,824	(134)
U.S. agency collateralized mortgage obligations	25,314	(403)	11,222	(276)	36,536	(679)
Corporate bonds	33,413	(227)	9,855	(84)	43,268	(311)
Obligations of states & political subdivisions	2,710	(29)	16,720	(229)	19,430	(258)

Total debt securities	78,525	(707)	62,898	(1,203)	141,423	(1,910)

Marketable equity securities	—	—	—	—	—	—

Total temporarily impaired securities	78,525	(707)	62,898	(1,203)	141,423	(1,910)

As of December 31, 2013
U.S. government agencies	33,043	(1,735)	3,603	(417)	36,646	(2,152)
U.S. agency mortgage-backed securities	31,810	(659)	4,938	(21)	36,748	(680)
U.S. agency collateralized mortgage obligations	28,138	(938)	—	—	28,138	(938)
Private collateralized mortgage obligations	1,384	(59)	1,790	(79)	3,174	(138)
Corporate bonds	32,349	(664)	2,010	(9)	34,359	(673)
Obligations of states & political subdivisions	58,920	(2,778)	8,950	(571)	67,870	(3,349)

Total debt securities	185,644	(6,833)	21,291	(1,097)	206,935	(7,930)

Marketable equity securities	—	—	—	—	—	—

Total temporarily impaired securities	185,644	(6,833)	21,291	(1,097)	206,935	(7,930)

In the debt security portfolio, there are 95 positions carrying unrealized losses as of December 31, 2014. There were no instruments considered to be other-than-temporarily impaired at December 31, 2014.

The Corporation evaluates both equity and fixed maturity positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. U.S. generally accepted accounting principles provide for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss), which is recognized in earnings, and (b) the amount of total OTTI related to all other factors, which is recognized, net of taxes, as a component of accumulated other comprehensive income (loss). This accounting treatment was only applicable to two of the Corporation’s PCMOs in the first quarter of 2014, but both of those securities were sold in the second quarter of 2014, resulting in no further impairment charges.

The prior impairment on the PCMOs was a result of a deterioration of expected cash flows on those securities due to higher projected credit losses than the amount of credit protection carried by those securities. Specifically, the foreclosure and severity rates had been running at levels where expected principal losses were in excess of the remaining credit protection on those instruments. The projected principal losses were based on prepayment speeds that were equal to or slower than the actual last twelve-month prepayment speeds the particular securities had experienced. Every quarter prior to the second quarter of 2014, management evaluated third-party reporting that showed projected principal losses based on various prepayment speed and severity rate scenarios. Based on the assumption that all loans over 60 days delinquent would default and at a severity rate equal to or above that previously experienced, and based on historical and expected prepayment speeds, management determined that it was appropriate to take an additional $22,000 of impairment on one PCMO in the first quarter of 2014. Because all of the remaining PCMOs were sold in the second quarter of 2014, no further impairment was recorded on these bonds in 2014 and future impairment analysis will cease for this segment.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following tables reflect the amortized cost, market value, and unrealized loss as of December 31, 2014 and 2013, on the PCMO securities held which had impairment taken in each respective year. In 2014, there was one PCMO that had impairment taken during the first quarter prior to the sale of the remaining PCMO portfolio. In 2013, there were three PCMOs that had impairment taken in the year. The values shown below are after the Corporation recorded year-to-date impairment charges of $22,000 through December 31, 2014, and $171,000 through December 31, 2013. The $22,000 and $171,000 were deemed to be credit losses and were the amounts that management expected the principal losses to be by the time these securities matured. The $138,000 of unrealized losses as of December 31, 2013, was deemed to be market value losses that were considered temporary. Because all of the remaining PCMO securities were sold during the second quarter of 2014, there are no temporary market value losses remaining at December 31, 2014.

SECURITY IMPAIRMENT CHARGES

December 31, 2014

(DOLLARS IN THOUSANDS)

	Amortized	Market	Unrealized	Impairment
	Cost	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	—	—	—	(22)

SECURITY IMPAIRMENT CHARGES

December 31, 2013

(DOLLARS IN THOUSANDS)

	Amortized	Market	Unrealized	Impairment
	Cost	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	3,312	3,174	(138)	(171)

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held:

(DOLLARS IN THOUSANDS)	For the year ended December 31,
	2014	2013	2012
	$	$	$

Beginning balance	1,148	977	1,057
Credit losses on debt securities for which other-than-temporary
impairment has not been previously recognized	—	—	—
Additional credit losses on debt securities for which other-than
temporary impairment was previously recognized	22	171	86
Sale of debt securities with previously recognized impairment	(1,170)	—	(166)

Ending balance	—	1,148	977

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the Corporation’s loan portfolio by category of loans for 2014 and 2013.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2014	2013
	$	$
Commercial real estate
Commercial mortgages	95,914	97,243
Agriculture mortgages	140,322	114,533
Construction	7,387	9,399
Total commercial real estate	243,623	221,175

Consumer real estate (a)
1-4 family residential mortgages	123,395	127,253
Home equity loans	12,563	10,889
Home equity lines of credit	27,308	21,097
Total consumer real estate	163,266	159,239

Commercial and industrial
Commercial and industrial	31,998	28,719
Tax-free loans	11,806	10,622
Agriculture loans	16,496	14,054
Total commercial and industrial	60,300	53,395

Consumer	3,517	4,063

Gross loans prior to deferred costs
and allowance for loan losses	470,706	437,872
Less:
Deferred loan costs, net	(462)	(348)
Allowance for loan losses	7,141	7,219
Total net loans	464,027	431,001

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $16,670,000 and $4,866,000 as of December 31, 2014, and 2013, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of December 31, 2014 and 2013. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

December 31, 2014	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	82,478	135,298	5,350	31,006	11,806	16,255	282,193
Special Mention	2,649	3,237	—	29	—	29	5,944
Substandard	10,787	1,787	2,037	963	—	212	15,786
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	95,914	140,322	7,387	31,998	11,806	16,496	303,923

December 31, 2013	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	85,683	112,253	7,402	27,082	10,390	13,425	256,235
Special Mention	4,996	—	—	213	—	293	5,502
Substandard	6,564	2,280	1,997	1,424	232	336	12,833
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	97,243	114,533	9,399	28,719	10,622	14,054	274,570

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. A consumer loan is considered non-performing when it is over 90 days past due. Management will generally charge off consumer loans more than 120 days past due for closed end loans and over 180 days for open-end consumer loans. The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2014 and 2013:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2014	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	123,023	12,551	27,308	3,517	166,399
Non-performing	372	12	—	—	384

Total	123,395	12,563	27,308	3,517	166,783

	1-4 Family		Home Equity
December 31, 2013	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	127,039	10,889	21,097	4,046	163,071
Non-performing	214	—	—	17	231

Total	127,253	10,889	21,097	4,063	163,302

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of December 31, 2014 and 2013:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
December 31, 2014			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	189	266	455	95,459	95,914	—
Agriculture mortgages	—	—	—	—	140,322	140,322	—
Construction	—	—	—	—	7,387	7,387	—
Consumer real estate
1-4 family residential mortgages	665	349	372	1,386	122,009	123,395	372
Home equity loans	78	14	12	104	12,459	12,563	12
Home equity lines of credit	13	—	—	13	27,295	27,308	—
Commercial and industrial
Commercial and industrial	21	73	—	94	31,904	31,998	—
Tax-free loans	—	—	—	—	11,806	11,806	—
Agriculture loans	—	—	—	—	16,496	16,496	—
Consumer	23	1	—	24	3,493	3,517	—
Total	800	626	650	2,076	468,630	470,706	384

							Loans
December 31, 2013			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	205	—	205	97,038	97,243	—
Agriculture mortgages	69	—	—	69	114,464	114,533	—
Construction	—	—	—	—	9,399	9,399	—
Consumer real estate
1-4 family residential mortgages	1,089	401	214	1,704	125,549	127,253	214
Home equity loans	57	—	—	57	10,832	10,889	—
Home equity lines of credit	15	13	—	28	21,069	21,097	—
Commercial and industrial
Commercial and industrial	20	—	—	20	28,699	28,719	—
Tax-free loans	—	—	—	—	10,622	10,622	—
Agriculture loans	—	—	—	—	14,054	14,054	—
Consumer	10	13	17	40	4,023	4,063	17
Total	1,260	632	231	2,123	435,749	437,872	231

As of December 31, 2014, 2013, and 2012, all of the Corporation’s loans on non-accrual status were also considered impaired. Interest income on loans would have increased by approximately $39,000, $82,000, and $88,000 during 2014, 2013, and 2012, respectively, if these loans had performed in accordance with their original terms.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table presents non-accrual loans by classes of the loan portfolio as of December 31:

NON-ACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	2014	2013
	$	$

Commercial real estate
Commercial mortgages	894	992
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	—
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	73	109
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	967	1,101

Information with respect to impaired loans as of and for the years ended December 31 is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	2014	2013	2012
	$	$	$
Impaired loans
Loan balances without a related allowance for loan losses	2,209	2,693	1,992
Loan balances with a related allowance for loan losses	149	—	935
Related allowance for loan losses	1	—	110

Average recorded balance of impaired loans	2,624	2,827	3,203
Interest income recognized on impaired loans	110	113	135

During 2014 and 2013 there were no loan modifications made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2014:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	745	931	—	931	—
Agriculture mortgages	1,391	1,391	—	1,539	104
Construction	—	—	—	—	—
Total commercial real estate	2,136	2,322	—	2,470	104

Commercial and industrial
Commercial and industrial	73	73	—	86	6
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	73	73	—	86	6

Total with no related allowance	2,209	2,395	—	2,556	110

With an allowance recorded:
Commercial real estate
Commercial mortgages	149	264	1	68	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	149	264	1	68	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	149	264	1	68	—

Total by loan class:
Commercial real estate
Commercial mortgages	894	1,195	1	999	—
Agriculture mortgages	1,391	1,391	—	1,539	104
Construction	—	—	—	—	—
Total commercial real estate	2,285	2,586	1	2,538	104

Commercial and industrial
Commercial and industrial	73	73	—	86	6
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	73	73	—	86	6

Total	2,358	2,659	1	2,624	110

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2014:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Commercial
	Commercial	Consumer	and
	Real Estate	Real Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$

Allowance for credit losses:
Beginning balance	3,657	1,346	1,416	102	698	7,219

Charge-offs	(204)	—	(12)	(19)	—	(235)
Recoveries	—	5	201	1	—	207
Provision (credit)	381	16	(304)	(18)	(125)	(50)

Ending balance	3,834	1,367	1,301	66	573	7,141

Ending balance: individually
evaluated for impairment	1	—	—	—	—	1
Ending balance: collectively
evaluated for impairment	3,833	1,367	1,301	66	573	7,140

Loans receivable:
Ending balance	243,623	163,266	60,300	3,517		470,706
Ending balance: individually
evaluated for impairment	2,285	—	73	—		2,358
Ending balance: collectively
evaluated for impairment	241,338	163,266	60,227	3,517		468,348

The Corporation allocated increased provisions to the commercial real estate segment due to increased charge-off activity in that segment. The Corporation decreased the amount of the allowance for loan loss allocated to the commercial and industrial segment due to continued improvements in credit loss experience and additional recoveries received. Actual credit losses were materially below previous estimates. Commercial and industrial charge-offs in 2014 were only a third of the 2013 amount while recoveries nearly tripled. This enabled management to decrease this element of the allowance. Delinquencies and credit losses remain very low in the three categories of commercial and industrial. This segment also includes tax-free loans to municipalities and agricultural purpose loans, which account for nearly half of the total commercial and industrial loans.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2013:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Commercial
	Commercial	Consumer	and
	Real Estate	Real Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$

Allowance for credit losses:
Beginning balance	3,575	1,510	1,640	61	730	7,516

Charge-offs	—	(84)	(41)	(22)	—	(147)
Recoveries	—	—	74	1	—	75
Provision (credit)	82	(80)	(257)	62	(32)	(225)

Ending balance	3,657	1,346	1,416	102	698	7,219

Ending balance: individually
evaluated for impairment	—	—	—	—	—	—
Ending balance: collectively
evaluated for impairment	3,657	1,346	1,416	102	698	7,219

Loans receivable:
Ending balance	221,175	159,239	53,395	4,063		437,872
Ending balance: individually
evaluated for impairment	2,584	—	109	—		2,693
Ending balance: collectively
evaluated for impairment	218,591	159,239	53,286	4,063		435,179

The Corporation decreased the amount of the allowance for loan loss allocated to the commercial and industrial segment due to actual credit loss experience being less than previously estimated. Commercial and industrial loans are generally viewed with a higher degree of credit risk than commercial real estate. However, the Corporation has experienced a very low level of commercial and industrial charge-offs. During 2013, the Corporation experienced more recoveries than charge-offs in this area. This segment includes tax-free loans to municipalities and agricultural purpose loans, which account for nearly half of the total commercial and industrial loans. Both of these areas have exhibited a lack of non-performing loans, resulting in a lower required allowance.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2012:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Commercial
	Commercial	Consumer	and
	Real Estate	Real Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$

Allowance for credit losses:
Beginning balance	3,441	1,424	2,825	61	729	8,480

Charge-offs	—	(17)	(47)	(13)	—	(77)
Recoveries	—	1	78	9	—	88
Provision (credit)	134	102	(1,216)	4	1	(975)

Ending balance	3,575	1,510	1,640	61	730	7,516

Ending balance: individually
evaluated for impairment	110	—	—	—	—	110
Ending balance: collectively
evaluated for impairment	3,465	1,510	1,640	61	730	7,406

Loans receivable:
Ending balance	193,879	155,764	60,698	3,872		414,213
Ending balance: individually
evaluated for impairment	2,874	—	53	—		2,927
Ending balance: collectively
evaluated for impairment	191,005	155,764	60,645	3,872		411,286

The Corporation decreased the amount of the allowance for loan loss allocated to the commercial and industrial segment due to actual credit loss experience being less than previously estimated. As a result of large losses taken on commercial and industrial loans by financial institutions during the financial crisis, this area has been under a higher amount of regulatory scrutiny. Management was allocating more of the allowance toward the commercial and industrial loans segment based on the higher perceived risk and estimates of larger charge-offs than what were occurring. Several years of historical experience has demonstrated a lower level of actual losses and management reacted by lowering the required allowance. The Corporation experienced a very low level of commercial and industrial charge-offs in 2012, and received more recoveries than charge-offs. This segment includes tax-free loans to municipalities and agricultural purpose loans, which account for approximately half of the total commercial and industrial loans. Both of these areas have exhibited a lack of non-performing loans, resulting in a lower required allowance.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE D - PREMISES AND EQUIPMENT

(DOLLARS IN THOUSANDS)

The major classes of the Corporation's premises and equipment and accumulated depreciation are as follows:

	December 31,
	2014	2013
	$	$
Land	3,687	3,687
Buildings and improvements	24,619	24,542
Furniture and equipment	11,926	11,322
Construction in process	144	74
Total	40,376	39,625
Less accumulated depreciation	17,929	16,613
Premises and equipment	22,447	23,012

Depreciation expense, which is included in operating expenses, amounted to $1,356,000 for 2014, $1,205,000 for 2013, and $1,117,000 for 2012. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service. As of December 31, 2014, the construction in process consists primarily of costs associated with improvements being made to new or existing facilities expected to be completed in 2015.

NOTE E – REGULATORY STOCK

The Bank is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 0.10% of its asset value plus an additional 4% of its outstanding advances from the FHLB and mortgage partnership finance loans sold to the FHLB.  At December 31, 2014, the Bank held $3,039,000 in stock of the FHLB, and as of December 31, 2013, the Bank held $3,472,000 of FHLB stock.

The FHLB repurchases excess capital stock on a quarterly basis and pays a quarterly dividend on stock held by the Corporation. The FHLB’s quarterly dividend rate was 4.00% annualized as of December 31, 2014. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

The Corporation also owned $151,000 of Federal Reserve Bank stock and $37,000 of Atlantic Community Bankers’ Bank stock as of December 31, 2014 and December 31, 2013.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE F - DEPOSITS

(DOLLARS IN THOUSANDS)

Deposits by major classification are summarized as follows:

	December 31,
	2014	2013
	$	$

Non-interest bearing demand	210,444	173,070
Interest-bearing demand	14,039	13,055
NOW accounts	72,951	70,540
Money market deposit accounts	69,442	61,882
Savings accounts	131,206	120,935
Time deposits under $250,000	179,053	193,048
Time deposits of $250,000 or more	22,516	24,096
Total deposits	699,651	656,626

At December 31, 2014, the scheduled maturities of time deposits are as follows:

2015	97,136
2016	52,018
2017	17,598
2018	16,885
2019	17,932

Total	201,569

NOTE G - SHORT-TERM BORROWINGS

(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one business day from the transaction date,

overnight borrowings from the Federal Reserve Discount Window, and FHLB advances with a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
	$	$	$

Total short-term borrowings outstanding at year end	—	3,900	—
Average interest rate at year end	—	0.35%	—
Maximum outstanding at any month end	7,260	5,527	10,300
Average amount outstanding for the year	5,513	1,637	1,250
Weighted-average interest rate for the year	0.19%	0.14%	0.21%

As of December 31, 2014, the Corporation had approved unsecured Federal funds lines of $32 million. The Corporation also has the ability to borrow through the FRB Discount Window. The amount of borrowing available through the Discount Window was $29.6 million as of December 31, 2014. For further information on borrowings from the FHLB see Note H.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE H – OTHER BORROWED FUNDS

(DOLLARS IN THOUSANDS)

Maturities of other borrowings at December 31, 2014, and 2013, are summarized as follows:

	December 31,
	2014		2013
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	%	$	%

FHLB fixed rate loans
2014	—	—	6,500	2.32
2015	3,000	2.21	3,000	2.21
2016	15,500	1.93	13,000	2.16
2017	15,000	1.26	15,000	1.26
2018	11,650	1.22	5,000	0.94
2019	4,650	1.80	—	—

FHLB convertible loans
2014	—	—	5,000	4.44
2015	2,500	4.17	2,500	4.17

Repurchase agreements
2014	—	—	5,000	4.78
2015	10,000	4.37	10,000	4.37
Total other borrowings	62,300	2.12	65,000	2.67

As a member of the FHLB of Pittsburgh, the Corporation has access to significant credit facilities. Borrowings from FHLB are secured with a blanket security agreement and required investment in FHLB member bank stock. As part of the security agreement, the Corporation maintains unencumbered qualifying assets (principally 1-4 family residential mortgage loans) in an amount at least as much as the advances from the FHLB. Additionally, the Corporation’s FHLB stock is pledged to secure these advances.

The Corporation had an FHLB maximum borrowing capacity of $258.6 million as of December 31, 2014, with remaining borrowing capacity of $196.3 million. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated quarterly.

The terms of FHLB convertible borrowings allow the FHLB to convert the interest rate to an adjustable rate based on the three-month London Interbank Offering Rate (LIBOR). The rates on these instruments can change quarterly, once certain conditions or rate lockout periods are met. At the conversion date, the Corporation has the option of paying the borrowing off, or continuing to borrow under the new terms of the convertible borrowing. As of December 31, 2014 only one $2.5 million FHLB convertible advance remained that matures on July 27, 2015.

As of December 31, 2014, the Corporation had two securities sold under an agreement to repurchase, for $10.0 million, compared to three securities sold under an agreement to repurchase, for $15.0 million at December 31, 2013 and December 31, 2012. All of these repurchase agreements are accounted for as collateralized financing. The Corporation pledged securities with a fair market value of $12.2 million as of December 31, 2014, as collateral for these borrowings. All repurchase instruments have call features with different variable-to-fixed and fixed-to-variable rate provisions. A summary of repurchase agreements for the years ended December 31, 2014, 2013, and 2012 is as follows:

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

REPURCHASE AGREEMENTS

(DOLLARS IN THOUSANDS)

	2014	2013	2012
	$	$	$
Repurchase agreements outstanding at year end	10,000	15,000	15,000
Average interest rate at year end	4.37%	4.50%	4.50%
Maximum outstanding at any month end	15,000	15,000	20,000
Average amount outstanding for the year	12,904	15,000	16,872
Weighted-average interest rate for the year	4.52%	4.50%	4.61%

The Corporation uses repurchase agreements as a secondary source of funding after customer deposits as a way to mitigate interest rate risk and extend liability length. Management views repurchase agreements as a diversification of funding outside of the FHLB. No new repurchase agreements have been entered into since 2008. Both of the remaining repurchase agreements mature in 2015.

NOTE I – CAPITAL TRANSACTIONS

On July 1, 2008, ENB Financial Corp, a bank holding company, was formed. With formation, all treasury stock shares were retired. As a result, management needed to obtain new treasury shares to utilize for existing stock purchase plans. Therefore, on August 14, 2008, the Board authorized a stock buyback plan for the purchase of up to 140,000 shares. Through December 31, 2014, 122,490 shares have been purchased through this plan at a weighted-average cost per share of $26.36.

Currently, the following three stock plans are in place:

•	a nondiscriminatory employee stock purchase plan (ESPP), which allows employees to purchase shares at a 10% discount from the stock’s fair market value at the end of each quarter,
•	a dividend reinvestment plan (DRP), and;
•	a directors’ stock purchase plan (DSPP).

The ESPP was started in 2001 and is the largest of the three plans. There were 7,967 shares issued through the ESPP in 2014 with 78,083 shares issued since existence. The DRP was started in 2005 and has grown to nearly as large as the ESPP with 6,754 shares issued in 2014 and 72,433 total shares issued since existence. Lastly, the DSPP was started in 2010 as an additional option for board compensation. This plan is limited to outside directors. Only 1,739 shares were issued in connection with this plan in 2014 and 11,387 since existence. In 2013, there were 8,014 shares issued through the ESPP, 6,699 shares issued through the DRP, and 1,561 shares issued through the DSPP. The plans are beneficial to the Corporation as all reissued shares increase capital and, since dividends are paid out in the form of additional shares, the plans act as a source of funds.

All plans issue shares from treasury shares acquired. During 2014, 16,460 shares were reissued from treasury shares in connection with the plans. As of December 31, 2014, the Corporation held 12,721 treasury shares, at a weighted-average cost of $30.14 per share, with a cost basis of $384,000.

NOTE J – RETIREMENT PLANS

The Corporation has a defined contribution pension plan (the plan) covering all employees aged 21 or older who work 1,000 or greater hours in a calendar year and have completed at least one full year of employment. The Corporation’s employer contribution into the pension plan is 5.0% and additional compensation in excess of the Social Security wage base is also limited to 5.0%. In 2012, 2013, and 2014, all covered plan participants received the 5.0% pension contribution. Additionally, those employees with compensation in excess of the Social Security wage base received an additional 5.0% on compensation over the Social Security wage base.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

For purposes of the defined contribution pension plan, covered compensation was limited to $260,000 in 2014, $255,000 in 2013, and $250,000 in 2012. Total expenses of the plan were $470,000, $422,000, and $393,000, for 2014, 2013, and 2012, respectively. The Corporation’s pension plan is fully funded as all obligations are funded monthly.

The Corporation also provides an optional 401(K) plan, in which employees may elect to defer pre-tax salary dollars, subject to the maximum annual Internal Revenue Service contribution amounts. The contribution maximum for 2014 and 2013 was $17,500, compared to $17,000 for 2012 for persons under age 50, and was $23,000 in both 2014 and 2013, and $22,500 in 2012 for persons over age 50. The Corporation matches employee contributions into the 401(K) plan at a rate of 50% on the first 5.0% of employee contributions. In this manner, employees that contributed at least 5% of their pre-tax pay into the 401(K) plan would receive the equivalent of 7.5% of employer contributions, 5.0% in the pension plan and 2.5% in the 401(K) plan. The Corporation had a total expense of $219,000 in 2014, $186,000 in 2013, and $179,000 in 2012 in the form of matching 401(K) contributions to employees.

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

The life insurance policies had an aggregate face amount of $3,409,000 for December 31, 2014, and December 31, 2013. The death benefits totaled $6,399,000 at December 31, 2014, and $6,060,000 at December 31, 2013. The cash surrender value of the above policies totaled $4,311,000 and $4,108,000 as of December 31, 2014, and 2013, respectively. The net present value of the vested portion of deferred payments totaled $585,000 at December 31, 2014, and $729,000 at December 31, 2013. The interest rate used to discount these obligations was 4.50% for 2014, 2013, and 2012. These net present value amounts are included in other liabilities on the Corporation’s Consolidated Balance Sheets. Total charges to expense for deferred compensation amounted to $29,000 for 2014, $36,000 for 2013, and $74,000 for 2012, and are included in other operating expenses in the Consolidated Statements of Income.

NOTE L - INCOME TAXES

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. A reconciliation of the differences by amount and percent is as follows:

FEDERAL INCOME TAX SUMMARY

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2014		2013		2012
	$	%	$	%	$	%

Income tax at statutory rate	2,937	34.0	3,132	34.0	3,039	34.0
Tax-exempt interest income	(1,266)	(14.7)	(1,498)	(16.3)	(1,511)	(16.9)
Non-deductible interest expense	49	0.6	61	0.7	67	0.7
Bank-owned life insurance	(218)	(2.5)	(217)	(2.3)	(315)	(3.5)
Other	44	0.5	23	0.2	15	0.2

Income tax expense	1,546	17.9	1,501	16.3	1,295	14.5

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back losses to recover taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies. A valuation allowance of $25,000 has been established to offset in its entirety the tax benefits associated with certain impaired securities that management believes may not be realizable.

The Corporation has a deferred tax asset for credits related to Alternative Minimum Taxes (AMT) of $996,000 as of December 31, 2014, $1,137,000 as of December 31, 2013, and $1,123,000 as of December 31, 2012. The AMT credits have an unlimited carry-forward period. No valuation has been established for these deferred tax assets in view of the Corporation’s ability to carry forward tax credits to future years, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential.

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2011.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

Significant components of income tax expense are as follows:

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2014	2013	2012
	$	$	$
Current tax expense	1,032	1,671	814
Deferred tax expense (benefit)	531	(174)	607
Valuation allowance adjustment	(17)	4	(126)
Income tax expense	1,546	1,501	1,295

Components of the Corporation's net deferred tax position are as follows:

(DOLLARS IN THOUSANDS)

	December 31,
	2014	2013	2012
	$	$	$

Deferred tax assets
Allowance for loan losses	2,428	2,454	2,555
Net unrealized holding losses on securities available for sale	—	2,030	—
Deferred compensation reserve	199	248	299
Capital loss carryforward	25	42	37
Other than temporary impairment	—	106	417
Tax credit carryforward	996	1,137	1,123
Charitable contribution carryforward	—	—	49
Allowance for off-balance sheet extensions of credit	105	148	124
Interest on non-accrual loans	170	164	136
Other	6	305	3
Total deferred tax assets	3,929	6,634	4,743
Valuation allowance	(25)	(42)	(37)
Net deferred taxes	3,904	6,592	4,706

Deferred tax liabilities
Premises and equipment	(1,536)	(1,388)	(1,582)
Net unrealized holding gains on securities available for sale	(516)	—	(3,432)
Discount on investment securities	(1)	(61)	(74)
Credit losses on impaired securities	—	(228)	(256)
Other	(13)	—	(83)
Total deferred tax liabilities	(2,066)	(1,677)	(5,427)
Net deferred tax assets (liabilities)	1,838	4,915	(721)

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

As of December 31, 2014 and 2013, the Corporation and Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2014 and December 31, 2013, compared to regulatory levels.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

CAPITAL LEVELS					To Be Well
(DOLLARS IN THOUSANDS)					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%

As of December 31, 2014
Total Capital to Risk-Weighted Assets
Consolidated	98,900	17.3	45,650	8.0	57,063	10.0
Bank	97,921	17.2	45,633	8.0	57,042	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	91,755	16.1	22,825	4.0	34,238	6.0
Bank	90,787	15.9	22,817	4.0	34,225	6.0

Tier I Capital to Average Assets
Consolidated	91,755	10.7	34,330	4.0	42,913	5.0
Bank	90,787	10.6	34,324	4.0	42,905	5.0

As of December 31, 2013
Total Capital to Risk-Weighted Assets
Consolidated	94,367	17.9	42,231	8.0	52,788	10.0
Bank	93,783	17.8	42,216	8.0	52,771	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	87,735	16.6	21,115	4.0	31,673	6.0
Bank	87,174	16.5	21,108	4.0	31,662	6.0

Tier I Capital to Average Assets
Consolidated	87,735	10.8	32,458	4.0	40,573	5.0
Bank	87,174	10.7	32,454	4.0	40,568	5.0

In addition to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year. The approval of the OCC shall be required if the total of all dividends declared by the Corporation in any year shall exceed the total of its net profits for that year combined with retained net profits of the preceding two years. Under this restriction, the Corporation could declare dividends in 2015, without the approval of the OCC, of approximately $8.5 million, plus an additional amount equal to the Corporation’s net profits for 2015, up to the date of any such dividend declaration.

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

LOANS TO INSIDERS

(DOLLARS IN THOUSANDS)

Actual
$

Balance, December 31, 2013	10,432

Advances	1,555
Repayments	(1,809)
Other Changes	(5,967)

Balance, December 31, 2014	4,211

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

In the Corporation’s case, other changes in the table above represents one director whose related interest ownership percentage dropped below the reportable threshold for several business loans.

Deposits from the insiders totaled $4,907,000 as of December 31, 2014, and $4,539,000 as of December 31, 2013.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit. On December 31, 2014, firm loan commitments totaled approximately $17.9 million; unused lines of credit totaled $138.5 million; and open letters of credit totaled $9.6 million. The sum of these commitments, $166.0 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the loan loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2013, totaled $141.8 million, representing firm loan commitments of $27.8 million, unused lines of credit of $105.8 million, and open letters of credit totaling $8.2 million.

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

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose. The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of the Bank’s risk-based capital, less the allowance for loan losses. The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit. As of December 31, 2014, the Corporation’s legal lending limit was $14,688,000, and the Corporation’s lending policy limit was $11,016,000. This compared to a legal lending limit of $14,068,000, and lending policy limit of $10,551,000 as of December 31, 2013. As of December 31, 2014 and 2013, no lending relationships exceeded the Corporation’s internal lending policy limit.

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

Management evaluates concentrations of credit based on loan purpose on a quarterly basis. The Corporation’s greatest concentration of loans by purpose is residential real estate, which comprises $163.3 million, or 34.7%, of

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

the $470.7 million gross loans outstanding. Residential real estate consists of first mortgages and home equity loans. A concentration in commercial real estate of 51.8%, or $243.6 million, also exists; however, within that category there is not a concentration by specific industry type. Agricultural mortgages consist of 29.8% of gross loans as of December 31, 2014, compared to 26.1% as of December 31, 2013; however these agricultural mortgages are spread over several types of agricultural purpose loans. More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS). As of December 31, 2014, the largest specific industry type categories were dairy cattle and milk production loans of $81.9 million, or 17.4% of gross loans, non-residential real estate investment loans with a balance of $38.0 million, or 8.1% of gross loans, and residential investment real estate of $29.1 million, or 6.2% of gross loans. Out of the $60.3 million of loans designated as commercial & industrial for the Uniform Bank Performance Reports, the largest concentration within that area is $11.8 million of loans to political subdivisions, which account for 2.5% of gross loans outstanding. For the Corporation, these loans consisted of tax-free loans to local municipalities.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings. The largest geographical concentrations as of December 31, 2014, were obligations of states and political subdivisions located in the states of Pennsylvania, Illinois, Texas, and California. Based on fair market value, the Corporation held $14.6 million of obligations issued by municipalities within the state of Pennsylvania, which is 15.7% of the municipal portfolio, and 5.0% of total debt securities. The Corporation held the same amount of obligations issued by municipalities in the state of Illinois. The Corporation also held $13.6 million of obligations of states and political subdivisions issued by municipalities located within the state of Texas, which is 14.5% of the municipal portfolio, and 4.7% of total debt securities. Finally, the Corporation held $11.5 million of obligations of states and political subdivisions by municipalities in the state of California, which is 12.3% of the municipal portfolio, and 4.0% of total debt securities. Internal policy requires municipal bonds purchased to be rated at least A3 by Moody’s and/or A- by Standard & Poor’s (S&P) at the time of purchase. Presently, all of the municipal bonds have ratings at these levels or higher.

The Corporation held $65.3 million of corporate bonds based on amortized cost as of December 31, 2014. This total includes $15.2 million of sub U.S. agency debt, in this case sub agencies of Federal Farm Credit Bureau. The sub U.S. agency debt carries the same 20% risk-based capital weighting as the primary U.S. agencies but since it is not senior debt of the primary agency, it is classified as corporate debt in the Corporation’s securities portfolio. This leaves $50.1 million of more typically known corporate debt of U.S. and foreign public companies. As a total, the $65.3 million represents 22.6% of the Corporation’s total debt securities. Management has a policy limit of maintaining corporate bonds at less than 20% of the securities portfolio and sub agency bonds at less than 5% of the portfolio. Additionally, to limit credit exposure to any one issuer, the Corporation’s policy limits investment to $3 million of par value per company. Out of the $65.3 million of total corporate securities, $50.4 million is domestic and $14.9 million is foreign-issued debt. None of the Corporation’s foreign corporate debt originates from the European countries that have struggled with the sovereign debt crisis, namely Portugal, Italy, Ireland, Greece, and Spain. Most of the Corporation’s foreign-issued debt is from the United Kingdom, Australia, and Canada.

Within the corporate bond segment of the portfolio, management has preferred to invest in the banking, brokerage, and finance industry, where management is more comfortable analyzing and evaluating the credit risk of these firms. As a result, based on amortized cost, $37.8 million, or 57.9%, of the corporate bonds held are invested in national or foreign banks, bank holding companies, brokerage firms, or finance companies. In this broader finance-related group, management has selectively pursued foreign bank-issued debt where there is governmental ownership of the bank, and/or implied backing driven by the heavy reliance on these banks for the nation’s financial system. Out of the total $37.8 million of financial and brokerage-related corporate issues, $25.9 million is domestic and $11.9 million is foreign. All of the $11.9 million of foreign financial-related corporate paper is in the form of foreign bank-issued debt. Out of the $25.9 million of domestic financial-related debt, $7.1 million is in bank debt, $12.2 million is in brokerage, and $6.6 million is in financial conglomerates.

The remaining $27.5 million of non-financial related corporate paper consists of the $15.2 million of sub U.S. agency paper, $4.6 million in phone companies, $2.1 million in domestic medical supplies, $2.0 million in foreign auto, $2.0 million in domestic software, $1.0 million in foreign conglomerates, and $0.6 million in domestic insurance.

By internal policy, at time of purchase, all corporate bonds must carry a credit rating of at least A3 by Moody’s or A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moody’s and

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

BBB- for S&P, or above. As of December 31, 2014, all of the Corporation’s corporate bonds carried at least a credit rating of A3 by Moody’s or A- by S&P.

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2014
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	46,159	—	46,159
U.S. agency mortgage-backed securities	—	37,950	—	37,950
U. S. agency collateralized mortgage obligations	—	48,066	—	48,066
Corporate bonds	—	65,108	—	65,108
Obligations of states and political subdivisions	—	93,331	—	93,331
Marketable equity securities	5,208	—	—	5,208

Total securities	5,208	290,614	—	295,822

On December 31, 2014, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2014, the CRA fund investments had a $5,000,000 book and market value and the bank stocks had a book value of $189,000 and a market value of $208,000.

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of December 31, 2014, and December 31, 2013, by level within the fair value hierarchy.

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2014
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	2,358	2,358
OREO	—	—	69	69
Total	—	—	2,427	2,427

	December 31, 2013
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	2,693	2,693
OREO	—	—	39	39
Total	—	—	2,732	2,732

The Corporation had a total of $2,359,000 of impaired loans as of December 31, 2014, with $1,000 of specifically allocated allowance against these loans. As of December 31, 2013, the Corporation had a total of $2,693,000 of impaired loans with no specific allocation against these loans.

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. The Corporation’s OREO balance as of December 31, 2014, consists of one residential property that was classified as OREO in the fourth quarter of 2014. Management has estimated the current value of the OREO property at $69,000 utilizing level III pricing. The Corporation’s OREO balance as of December 31, 2013, consisted of one residential property that was classified as OREO in the fourth quarter of 2013. Management estimated the value of the OREO property at $39,000 utilizing level III pricing. This OREO property was sold in June of 2014. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

	December 31, 2014
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,358	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

OREO	69	Appraisal of collateral (1) (3)	Appraisal adjustments (2)	-40%
			Liquidation expenses (2)	-1%

	December 31, 2013
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,693	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

OREO	39	Appraisal of collateral (1) (3)	Liquidation expenses (2)	-1%

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

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 2014, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	December 31, 2014
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level I)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	43,412	43,412	43,412	—	—
Securities available for sale	295,822	295,822	5,208	290,614	—
Regulatory stock	3,227	3,227	3,227	—	—
Loans held for sale	506	506	506	—	—
Loans, net of allowance	464,027	463,197	—	—	463,197
Accrued interest receivable	3,706	3,706	3,706	—	—
Bank owned life insurance	20,603	20,603	20,603	—	—

Financial Liabilities:
Demand deposits	210,444	210,444	210,444	—	—
Interest-bearing demand deposits	14,039	14,039	14,039	—	—
NOW accounts	72,951	72,951	72,951	—	—
Money market deposit accounts	69,442	69,442	69,442	—	—
Savings accounts	131,206	131,206	131,206	—	—
Time deposits	201,569	203,787	—	—	203,787
Total deposits	699,651	701,869	498,082	—	203,787

Long-term debt	62,300	63,058	—	—	63,058

Accrued interest payable	586	586	586	—	—

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Corporation’s financial instruments at December 31, 2013, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	December 31, 2013
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level I)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	24,577	24,577	24,577	—	—
Securities available for sale	300,328	300,328	5,171	295,157	—
Regulatory stock	3,660	3,660	3,660	—	—
Loans held for sale	59	59	59	—	—
Loans, net of allowance	431,001	434,049	—	—	434,049
Accrued interest receivable	3,605	3,605	3,605	—	—
Bank owned life insurance	19,911	19,911	19,911	—	—

Financial Liabilities:
Demand deposits	173,070	173,070	173,070	—	—
Interest-bearing demand deposits	13,055	13,055	13,055	—	—
NOW accounts	70,540	70,540	70,540	—	—
Money market deposit accounts	61,882	61,882	61,882	—	—
Savings accounts	120,935	120,935	120,935	—	—
Time deposits	217,144	221,172	—	—	221,172
Total deposits	656,626	660,654	439,482	—	221,172

Short-term borrowings	3,900	3,900	3,900	—	—
Long-term debt	65,000	66,934	—	—	66,934

Accrued interest payable	699	699	699	—	—

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE S – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at January 1, 2014	(3,940)

Other comprehensive income (loss) before reclassifications	6,993
Amount reclassified from accumulated other comprehensive income (loss)	(2,051)
Period change	4,942

Balance at December 31, 2014	1,002

Balance at January 1, 2013	6,663

Other comprehensive income (loss) before reclassifications	(8,480)
Amount reclassified into accumulated other comprehensive income (loss)	(2,123)
Period change	(10,603)

Balance at December 31, 2013	(3,940)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Year Ended
	December 31,		Affected Line Item
	2014	2013	in the Statements of
	$	$	Income
Securities available-for-sale:
Net securities gains reclassified into earnings	3,131	3,388	Gains on securities transactions, net
Related income tax expense	(1,065)	(1,152)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	2,066	2,236

Net impairment losses reclassified into earnings	(22)	(171)	Impairment losses on securities
Related income tax expense	7	58	Provision for federal income taxes
Net effect on accumulated other comprehensive
income (loss) for the period	(15)	(113)
Total reclassifications for the period	2,051	2,123

(1) Amounts in parentheses indicate debits.

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

NOTE T – CONDENSED PARENT ONLY DATA

Condensed Balance Sheets (Parent Company Only)
(DOLLARS IN THOUSANDS)	December 31,
	2014	2013
	$	$
Assets
Cash	702	315
Securities available for sale (at fair value)	208	171
Equity in bank subsidiary	91,786	83,222
Other assets	71	68

Total assets	92,767	83,776

Stockholders' Equity
Capital stock	574	574
Capital surplus	4,375	4,353
Retained earnings	87,200	83,165
Unrealized gain (loss) on AFS securities	1,002	(3,940)
Treasury stock	(384)	(376)

Total stockholders' equity	92,767	83,776

Condensed Statements of Comprehensive Income
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2014	2013	2012
	$	$	$
Income
Dividend income - investment securities	9	7	—
Gains on securities transactions	49	25	—
Dividend income	3,556	2,966	2,853
Undistributed earnings of bank subsidiary	3,621	4,855	4,927
Total income	7,235	7,853	7,780

Expense
Shareholder expenses	129	131	137
Other expenses	14	12	1
Total expense	143	143	138

Net Income	7,092	7,710	7,642

Comprehensive Income (Loss)	12,034	(2,893)	10,084

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:	$	$	$
Net Income	7,092	7,710	7,642
Equity in undistributed earnings of subsidiaries	(3,621)	(4,855)	(4,927)
Gains on securities transactions, net	(49)	(25)	—
Net change in other assets	(3)	4	(23)
Net cash provided by operating activities	3,419	2,834	2,692

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	338	120	—
Purchases of securities available for sale	(327)	(246)	—
Net cash provided by (used for) investing activities	11	(126)	—

Cash Flows from Financing Activities:
Proceeds from issuance of treasury stock	499	477	432
Payment to repurchase common stock	(485)	(357)	(619)
Dividends paid	(3,057)	(2,966)	(2,853)
Net cash used for financing activities	(3,043)	(2,846)	(3,040)

Cash and Cash Equivalents:
Net change in cash and cash equivalents	387	(138)	(348)
Cash and cash equivalents at beginning of period	315	453	801
Cash and cash equivalents at end of period	702	315	453

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

The unaudited quarterly results of operations for the years ended 2014, 2013, and 2012 are as follows:

NOTE U - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2014
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	6,872	6,825	6,696	6,744
Interest expense	1,217	1,217	1,155	1,087
Net interest income	5,655	5,608	5,541	5,657
Less provision (credit) for loan losses	(200)	(100)	—	250
Net interest income after provision (credit) for loan losses	5,855	5,708	5,541	5,407
Other income	2,180	2,168	2,275	2,925
Operating expenses:
Salaries and employee benefits	3,430	3,481	3,517	3,515
Occupancy and equipment expenses	776	727	763	794
Other operating expenses	1,592	1,581	1,487	1,758
Total operating expenses	5,798	5,789	5,767	6,067
Income before income taxes	2,237	2,087	2,049	2,265

Provision for Federal income taxes	399	347	337	463
Net income	1,838	1,740	1,712	1,802
FINANCIAL RATIOS
Per share data:
Net income	0.64	0.61	0.60	0.63
Cash dividends paid	0.26	0.27	0.27	0.27

	2013
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	6,653	6,609	6,745	6,899
Interest expense	1,430	1,348	1,322	1,282
Net interest income	5,223	5,261	5,423	5,617
Less credit for loan losses	(50)	(100)	—	(75)
Net interest income after credit for loan losses	5,273	5,361	5,423	5,692
Other income	2,503	2,229	1,939	2,726

Operating expenses:
Salaries and employee benefits	3,168	3,184	3,193	3,368
Occupancy and equipment expenses	644	665	710	693
Other operating expenses	1,564	1,627	1,444	1,675
Total operating expenses	5,376	5,476	5,347	5,736
Income before income taxes	2,400	2,114	2,015	2,682
Provision for Federal income taxes	392	292	274	543
Net income	2,008	1,822	1,741	2,139

FINANCIAL RATIOS
Per share data:
Net income	0.70	0.64	0.61	0.75
Cash dividends paid	0.26	0.26	0.26	0.26

Table of Contents ENB FINANCIAL CORP Notes to Consolidated Financial Statements

	2012
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	7,330	7,168	6,967	6,802
Interest expense	1,741	1,625	1,560	1,487
Net interest income	5,589	5,543	5,407	5,315
Less credit for loan losses	(250)	(350)	(250)	(125)
Net interest income after credit for loan losses	5,839	5,893	5,657	5,440
Other income	2,165	1,733	1,758	1,621
Operating expenses:
Salaries and employee benefits	3,227	3,079	3,020	3,176
Occupancy and equipment expenses	636	641	641	614
Other operating expenses	1,569	1,542	1,410	1,614
Total operating expenses	5,432	5,262	5,071	5,404
Income before income taxes	2,572	2,364	2,344	1,657
Provision for Federal income taxes	383	393	384	135
Net income	2,189	1,971	1,960	1,522

FINANCIAL RATIOS
Per share data:
Net income	0.77	0.69	0.69	0.53
Cash dividends paid	0.25	0.25	0.25	0.25

Table of Contents ENB FINANCIAL CORP

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2014, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2014, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2014, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework.”

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
March 27, 2015

Item 9B. Other Information

None

Table of Contents ENB FINANCIAL CORP

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Information and Qualifications of Nominees for Director and Continuing Directors,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 5, 2015, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors during the fourth quarter of 2014.

Item 11. Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the captions, “Summary Compensation Table,” “Compensation Discussion and Analysis,” Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 5, 2015, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 5, 2015, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 5, 2015, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the caption, “Audit Committee Report” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 5, 2015, which is incorporated herein by reference.

Table of Contents ENB FINANCIAL CORP

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.

The following financial statements are included by reference in Part II, Item 8 hereof.

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required, or is shown in the respective consolidated financial statements or the notes thereto.

3.	The Exhibits filed herewith or incorporated by reference as a part of this Annual Report, are set forth in (b), below.

(b)	EXHIBITS

3 (i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.)

3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

10.2	2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)

10.3	2010 Non-Employee Directors’ Stock Plan (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)

11	Statement re: Computation of Earnings per Share as found on pages 32 and 76 of this 2014 Form 10-K filing, which is included herein.

12	Statement re: Computation of Ratios as found on page 32 of this 2014 Form 10-K filing, which is included herein.

14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009.)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

Table of Contents ENB FINANCIAL CORP

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

101	Interactive Data File

(c)	NOT APPLICABLE.

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

/s/ Aaron L. Groff, Jr.	Chairman of the Board,	March 27, 2015
(Aaron L. Groff, Jr.)	Chief Executive Officer and President

/s/ Scott E. Lied	Treasurer	March 27, 2015
(Scott E. Lied)	(Principal Financial Officer)

/s/ Paul W. Wenger	Secretary and Director	March 27, 2015
(Paul W. Wenger)

/s/ Willis R. Lefever	Director	March 27, 2015
(Willis R. Lefever)

/s/ Donald Z. Musser	Director	March 27, 2015
(Donald Z. Musser)

/s/ Susan Young Nicholas	Director	March 27, 2015
(Susan Young Nicholas)

/s/ Dr. Brian K. Reed	Director	March 27, 2015
(Dr. Brian K. Reed)

/s/ Mark C. Wagner	Director	March 27, 2015
(Mark C. Wagner)

/s/ Judith A. Weaver	Director	March 27, 2015
(Judith A. Weaver)

/s/ Paul M. Zimmerman, Jr.	Director	March 27, 2015
(Paul M. Zimmerman, Jr.)

Table of Contents ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.)
3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2

2011 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)

10.3	2010 Non-employee Directors’ Stock Plan. (Incorporated by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on pages 32 and 76 of Form 10-K, which is included herein.
12	Statement re: Computation of Ratios as found on page 32 of Form 10-K, which is included herein.
14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009)
21	Subsidiaries of the Registrant	Page 130
23	Consent of Independent Registered Public Accounting Firm	Page 131
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 132
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 133
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 134
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 135
101	Interactive Data File

