Form 10-Q
period 2015-03-31
ENB Financial Corp
filed 2015-05-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐              No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 4, 2015, the registrant had 2,850,013 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

March 31, 2015

Index ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,	March 31,
	2015	2014	2014
	$	$	$
ASSETS
Cash and due from banks	13,423	16,727	14,620
Interest-bearing deposits in other banks	26,933	26,685	22,893

Total cash and cash equivalents	40,356	43,412	37,513

Securities available for sale (at fair value)	292,808	295,822	293,265

Loans held for sale	648	506	—

Loans (net of unearned income)	482,626	471,168	446,165

Less: Allowance for loan losses	7,140	7,141	7,056

Net loans	475,486	464,027	439,109

Premises and equipment	22,305	22,447	22,788
Regulatory stock	3,595	3,227	3,615
Bank owned life insurance	20,765	20,603	20,089
Other assets	6,752	7,164	8,742

Total assets	862,715	857,208	825,121

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	205,830	210,444	182,420
Interest-bearing	489,777	489,207	485,213

Total deposits	695,607	699,651	667,633

Short-term borrowings	4,930	—	3,080
Long-term debt	65,548	62,300	65,000
Other liabilities	2,024	2,490	2,397

Total liabilities	768,109	764,441	738,110

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,856,413
(Issued 2,869,557 and Outstanding 2,856,836 as of 12-31-14)
(Issued 2,869,557 and Outstanding 2,855,034 as of 3-31-14)	574	574	574
Capital surplus	4,383	4,375	4,359
Retained earnings	87,895	87,200	84,260
Accumulated other comprehensive income (loss), net of tax	2,161	1,002	(1,767)
Less: Treasury stock cost on 13,144 shares (12,721 shares
as of 12-31-14 and 14,523 shares as of 3-31-14)	(407)	(384)	(415)

Total stockholders' equity	94,606	92,767	87,011

Total liabilities and stockholders' equity	862,715	857,208	825,121

See Notes to the Unaudited Consolidated Interim Financial Statements

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended March 31,
	2015	2014
	$	$
Interest and dividend income:
Interest and fees on loans	4,949	4,779
Interest on securities available for sale
Taxable	1,000	1,159
Tax-exempt	766	871
Interest on deposits at other banks	14	8
Dividend income	143	55

Total interest and dividend income	6,872	6,872

Interest expense:
Interest on deposits	674	789
Interest on borrowings	340	428

Total interest expense	1,014	1,217

Net interest income	5,858	5,655

Provision (credit) for loan losses	200	(200)

Net interest income after provision (credit) for loan losses	5,658	5,855

Other income:
Trust and investment services income	355	365
Service fees	401	390
Commissions	465	466
Gains on securities transactions, net	561	685
Impairment losses on securities:
Impairment gains on investment securities	—	15
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	—	(37)
Net impairment losses on investment securities	—	(22)
Gains on sale of mortgages	153	38
Earnings on bank-owned life insurance	160	155
Other income	106	103

Total other income	2,201	2,180

Operating expenses:
Salaries and employee benefits	3,702	3,430
Occupancy	554	516
Equipment	268	260
Advertising & marketing	155	129
Computer software & data processing	374	400
Shares tax	195	183
Professional services	318	327
Other expense	584	553

Total operating expenses	6,150	5,798

Income before income taxes	1,709	2,237

Provision for federal income taxes	243	399

Net income	1,466	1,838

Earnings per share of common stock	0.51	0.64

Cash dividends paid per share	0.27	0.26

Weighted average shares outstanding	2,857,282	2,854,113

See Notes to the Unaudited Consolidated Interim Financial Statements

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended March 31,
	2015	2014
	$	$

Net income	1,466	1,838

Other comprehensive income, net of tax:
Net change in unrealized gains:

Other-than-temporarily impaired securities available for sale:

Gains arising during the period	—	15
Income tax effect	—	(5)
	—	10

Losses recognized in earnings	—	22
Income tax effect	—	(7)
	—	15
Unrealized holding gains on other-than-temporarily impaired
securities available for sale, net of tax	—	25

Securities available for sale not other-than-temporarily impaired:

Gains arising during the period	2,317	3,939
Income tax effect	(788)	(1,339)
	1,529	2,600

Gains recognized in earnings	(561)	(685)
Income tax effect	191	233
	(370)	(452)
Unrealized holding gains on securities available for sale not
other-than-temporarily impaired, net of tax	1,159	2,148

Other comprehensive income, net of tax	1,159	2,173

Comprehensive Income	2,625	4,011

See Notes to the Unaudited Consolidated Interim Financial Statements

Index ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2015	2014
	$	$
Cash flows from operating activities:
Net income	1,466	1,838
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	1,327	992
Decrease in interest receivable	336	266
Decrease in interest payable	(47)	(49)
Provision (credit) for loan losses	200	(200)
Gains on securities transactions, net	(561)	(685)
Impairment losses on securities	—	22
Gains on sale of mortgages	(153)	(38)
Loans originated for sale	(5,139)	(1,077)
Proceeds from sales of loans	5,150	1,174
Earnings on bank-owned life insurance	(160)	(155)
Loss on sale of other real estate owned	21	—
Depreciation of premises and equipment and amortization of software	378	357
Deferred income tax	25	226
Other assets and other liabilities, net	(885)	(1,096)
Net cash provided by operating activities	1,958	1,575

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	16,564	6,768
Proceeds from sales	40,235	41,261
Purchases	(52,754)	(37,977)
Proceeds from sale of other real estate owned	77	—
Purchase of regulatory bank stock	(491)	(266)
Redemptions of regulatory bank stock	123	311
Purchase of bank-owned life insurance	(2)	(23)
Net increase in loans	(11,837)	(7,934)
Purchases of premises and equipment	(215)	(108)
Purchase of computer software	(62)	(82)
Net cash provided by (used for) investing activities	(8,362)	1,950

Cash flows from financing activities:
Net increase (decrease) in demand, NOW, and savings accounts	(1,187)	15,233
Net decrease in time deposits	(2,857)	(4,226)
Net increase (decrease) in short-term borrowings	4,930	(820)
Proceeds from long-term debt	6,248	2,500
Repayments of long-term debt	(3,000)	(2,500)
Dividends paid	(771)	(743)
Treasury stock sold	130	123
Treasury stock purchased	(145)	(156)
Net cash provided by financing activities	3,348	9,411
Increase (decrease) in cash and cash equivalents	(3,056)	12,936
Cash and cash equivalents at beginning of period	43,412	24,577
Cash and cash equivalents at end of period	40,356	37,513

Supplemental disclosures of cash flow information:
Interest paid	1,061	1,266
Income taxes paid	250	550

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned from loans	137	—
Fair value adjustments for securities available for sale	1,756	(3,292)

See Notes to the Unaudited Consolidated Interim Financial Statements

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

1.	Basis of Presentation

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the first quarter of 2015, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2014.

2.	Securities Available for Sale

The amortized cost and fair value of securities held at March 31, 2015, and December 31, 2014, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2015
U.S. government agencies	37,721	184	(77)	37,828
U.S. agency mortgage-backed securities	37,477	248	(141)	37,584
U.S. agency collateralized mortgage obligations	55,667	252	(300)	55,619
Corporate bonds	62,847	508	(50)	63,305
Obligations of states and political subdivisions	90,461	2,969	(337)	93,093
Total debt securities	284,173	4,161	(905)	287,429
Marketable equity securities	5,362	20	(3)	5,379
Total securities available for sale	289,535	4,181	(908)	292,808

December 31, 2014
U.S. government agencies	46,577	110	(528)	46,159
U.S. agency mortgage-backed securities	37,946	138	(134)	37,950
U.S. agency collateralized mortgage obligations	48,690	55	(679)	48,066
Corporate bonds	65,274	145	(311)	65,108
Obligations of states and political subdivisions	90,628	2,961	(258)	93,331
Total debt securities	289,115	3,409	(1,910)	290,614
Marketable equity securities	5,189	19	—	5,208
Total securities available for sale	294,304	3,428	(1,910)	295,822

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at March 31, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	24,135	24,193
Due after one year through five years	103,408	103,940
Due after five years through ten years	67,168	67,727
Due after ten years	89,462	91,569
Total debt securities	284,173	287,429

Securities available for sale with a par value of $74,426,000 and $75,013,000 at March 31, 2015, and December 31, 2014, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $78,558,000 at March 31, 2015, and $78,269,000 at December 31, 2014.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2015	2014
	$	$
Proceeds from sales	40,235	41,261
Gross realized gains	607	974
Gross realized losses	46	289

SUMMARY OF GAINS AND LOSSES ON SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2015	2014
	$	$
Gross realized gains	607	974

Gross realized losses	46	289
Impairment on securities	—	22
Total gross realized losses	46	311

Net gains on securities	561	663

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

Information pertaining to securities with gross unrealized losses at March 31, 2015, and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of March 31, 2015
U.S. government agencies	5,491	(17)	6,972	(60)	12,463	(77)
U.S. agency mortgage-backed securities	4,797	(49)	5,168	(92)	9,965	(141)
U.S. agency collateralized mortgage obligations	23,950	(179)	5,125	(121)	29,075	(300)
Corporate bonds	8,356	(25)	4,352	(25)	12,708	(50)
Obligations of states & political subdivisions	14,954	(186)	8,629	(151)	23,583	(337)

Total debt securities	57,548	(456)	30,246	(449)	87,794	(905)

Marketable equity securities	83	(3)	—	—	83	(3)

Total temporarily impaired securities	57,631	(459)	30,246	(449)	87,877	(908)

As of December 31, 2014
U.S. government agencies	9,676	(30)	19,689	(498)	29,365	(528)
U.S. agency mortgage-backed securities	7,412	(18)	5,412	(116)	12,824	(134)
U.S. agency collateralized mortgage obligations	25,314	(403)	11,222	(276)	36,536	(679)
Corporate bonds	33,413	(227)	9,855	(84)	43,268	(311)
Obligations of states & political subdivisions	2,710	(29)	16,720	(229)	19,430	(258)

Total temporarily impaired securities	78,525	(707)	62,898	(1,203)	141,423	(1,910)

In the debt security portfolio, there are 68 positions that were carrying unrealized losses as of March 31, 2015. There were no instruments considered to be other-than-temporarily impaired at March 31, 2015.

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables reflect the amortized cost, market value, and unrealized loss as of March 31, 2014, on the PCMO securities held which had impairment taken in the year. There were no impairment charges in 2015 since all of the PCMO securities were sold during 2014. In 2014, there was one PCMO that had impairment taken during the first quarter prior to the sale of the remaining PCMO portfolio. The values shown below are after the Corporation recorded year-to-date impairment charges of $22,000 through March 31, 2014. The $22,000 was deemed to be a credit loss and was the amount that management expected the principal losses would be by the time the securities matured. The remaining $23,000 of unrealized losses as of March 31, 2014, was deemed to be market value losses that were considered temporary. Because all of the remaining PCMO securities were sold during the second quarter of 2014, there are no temporary market value losses remaining at March 31, 2015.

SECURITY IMPAIRMENT CHARGES

(DOLLARS IN THOUSANDS)

As of March 31, 2014
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Impaired private collateralized mortgage obligations	1,389	1,366	(23)	(22)

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held:

CREDIT LOSSES RECOGNIZED IN EARNINGS ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2015	2014
	$	$

Beginning balance	—	1,148

Credit losses on debt securities for which other-than-
temporary impairment has not been previously recognized	—	—

Additional credit losses on debt securities for which other-
than-temporary impairment was previously recognized	—	22

Sale of debt securities with previously recognized impairment	—	—

Ending balance	—	1,170

With the sale of the remaining PCMO portfolio during the second quarter of 2014, there are no remaining impairment balances as of March 31, 2015.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements
3.	Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of March 31, 2015, and December 31, 2014:

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2015	2014
	$	$
Commercial real estate
Commercial mortgages	94,783	95,914
Agriculture mortgages	150,005	140,322
Construction	8,416	7,387
Total commercial real estate	253,204	243,623

Consumer real estate (a)
1-4 family residential mortgages	122,048	123,395
Home equity loans	12,466	12,563
Home equity lines of credit	28,774	27,308
Total consumer real estate	163,288	163,266

Commercial and industrial
Commercial and industrial	32,971	31,998
Tax-free loans	12,759	11,806
Agriculture loans	16,612	16,496
Total commercial and industrial	62,342	60,300

Consumer	3,326	3,517

Gross loans prior to deferred fees	482,160	470,706
Less:
Deferred loan costs, net	(466)	(462)
Allowance for loan losses	7,140	7,141
Total net loans	475,486	464,027

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $19,845,000 and $16,670,000 as of March 31, 2015, and December 31, 2014, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of March 31, 2015 and December 31, 2014. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

March 31, 2015	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	81,545	144,516	5,851	32,108	10,273	16,279	290,572
Special Mention	2,661	3,198	—	28	2,486	28	8,401
Substandard	10,577	2,291	2,565	835	—	305	16,573
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	94,783	150,005	8,416	32,971	12,759	16,612	315,546

December 31, 2014	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	82,478	135,298	5,350	31,006	11,806	16,255	282,193
Special Mention	2,649	3,237	—	29	—	29	5,944
Substandard	10,787	1,787	2,037	963	—	212	15,786
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	95,914	140,322	7,387	31,998	11,806	16,496	303,923

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of March 31, 2015 and December 31, 2014:

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

March 31, 2015	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	121,644	12,466	28,774	3,323	166,207
Non-performing	404	—	—	3	407

Total	122,048	12,466	28,774	3,326	166,614

December 31, 2014	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	123,023	12,551	27,308	3,517	166,399
Non-performing	372	12	—	—	384

Total	123,395	12,563	27,308	3,517	166,783

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of March 31, 2015 and December 31, 2014:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
March 31, 2015	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	102	185	—	287	94,496	94,783	—
Agriculture mortgages	—	—	—	—	150,005	150,005	—
Construction	—	—	—	—	8,416	8,416	—
Consumer real estate
1-4 family residential mortgages	538	230	404	1,172	120,876	122,048	404
Home equity loans	67	—	—	67	12,399	12,466	—
Home equity lines of credit	14	—	—	14	28,760	28,774	—
Commercial and industrial
Commercial and industrial	93	32	—	125	32,846	32,971	—
Tax-free loans	—	—	—	—	12,759	12,759	—
Agriculture loans	3	—	—	3	16,609	16,612	—
Consumer	23	11	3	37	3,289	3,326	3
Total	840	458	407	1,705	480,455	482,160	407

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2014	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	189	266	455	95,459	95,914	—
Agriculture mortgages	—	—	—	—	140,322	140,322	—
Construction	—	—	—	—	7,387	7,387	—
Consumer real estate
1-4 family residential mortgages	665	349	372	1,386	122,009	123,395	372
Home equity loans	78	14	12	104	12,459	12,563	12
Home equity lines of credit	13	—	—	13	27,295	27,308	—
Commercial and industrial
Commercial and industrial	21	73	—	94	31,904	31,998	—
Tax-free loans	—	—	—	—	11,806	11,806	—
Agriculture loans	—	—	—	—	16,496	16,496	—
Consumer	23	1	—	24	3,493	3,517	—
Total	800	626	650	2,076	468,630	470,706	384

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2015 and December 31, 2014:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2015	2014
	$	$

Commercial real estate
Commercial mortgages	585	894
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	—
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	60	73
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	645	967

As of March 31, 2015 and December 31, 2014, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three months ended March 31, 2015 and March 31, 2014, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three months ended March 31,
	2015	2014
	$	$

Average recorded balance of impaired loans	2,111	2,655
Interest income recognized on impaired loans	24	27

Interest income on impaired loans would have increased by approximately $7,000 for the three months ended March 31, 2015, compared to $12,000 for the three months ended March 31, 2014, had these loans performed in accordance with their original terms.

During the three months ended March 31, 2015 and 2014, there were no loan modifications made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of March 31, 2015, December 31, 2014, and March 31, 2014:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

March 31, 2015

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	585	1,157	—	665	—
Agriculture mortgages	1,372	1,372	—	1,383	23
Construction	—	—	—	—	—
Total commercial real estate	1,957	2,529	—	2,048	23

Commercial and industrial
Commercial and industrial	60	67	—	63	1
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	60	67	—	63	1

Total with no related allowance	2,017	2,596	—	2,111	24

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	585	1,157	—	665	—
Agriculture mortgages	1,372	1,372	—	1,383	23
Construction	—	—	—	—	—
Total commercial real estate	1,957	2,529	—	2,048	23

Commercial and industrial
Commercial and industrial	60	67	—	63	1
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	60	67	—	63	1

Total	2,017	2,596	—	2,111	24

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

December 31, 2014

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2014	3,834	1,367	1,301	66	573	7,141

Charge-offs	(272)	—	—	(1)	—	(273)
Recoveries	2	—	70	—	—	72
Provision	623	(283)	(147)	(11)	18	200

Balance - March 31, 2015	4,187	1,084	1,224	54	591	7,140

During the first quarter of 2015, provision expense was recorded for the commercial real estate segment with credit provisions recorded in all other loan categories. There were $272,000 of commercial real estate loan charge-offs during the first quarter of 2015, which increased the historical loss rates and ultimately resulted in a higher required reserve amount for the commercial real estate category. Qualitative factors have been shifting, with more factors declining than increasing. The consumer real estate area had declines in five of nine qualitative factors resulting in a lower required provision. To a lesser degree, the historic loss experience on commercial and industrial loans has been very favorable with more recoveries than charge-offs and one qualitative factor was reduced, resulting in a lower required provision. The consumer loan area saw three qualitative factors reduced with one increased, resulting in a lower required provision on a much smaller loan amount. The higher commercial loan charge-offs and loan growth during the first quarter of 2015 overshadowed the reduction in provisions in the other areas, resulting in a higher total provision.

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

During the first quarter of 2014, credit provisions were recorded for the commercial real estate and commercial and industrial loan categories while there was provision expense required for the consumer real estate loan category. There were no commercial loan charge-offs since the prior year, which reduced the three-year weighted average charge-off ratio and ultimately resulted in a lower required reserve amount for the commercial loan categories. Conversely, factors in the allowance calculation related to consumer real estate were increased in the first quarter of 2014 as a result of the mortgage initiative and focus on increasing volume in this area.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of March 31, 2015 and December 31, 2014:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of March 31, 2015:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated
for impairment	4,187	1,084	1,224	54	591	7,140

Loans receivable:
Ending balance	253,204	163,288	62,342	3,326		482,160
Ending balance: individually evaluated
for impairment	1,957	—	60	—		2,017
Ending balance: collectively evaluated
for impairment	251,247	163,288	62,282	3,326		480,143

As of December 31, 2014:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	1	—	—	—	—	1
Ending balance: collectively evaluated
for impairment	3,833	1,367	1,301	66	573	7,140

Loans receivable:
Ending balance	243,623	163,266	60,300	3,517		470,706
Ending balance: individually evaluated
for impairment	2,285	—	73	—		2,358
Ending balance: collectively evaluated
for impairment	241,338	163,266	60,227	3,517		468,348

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of March 31, 2015, and December 31, 2014, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	March 31, 2015
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	37,828	—	37,828
U.S. agency mortgage-backed securities	—	37,584	—	37,584
U.S. agency collateralized mortgage obligations	—	55,619	—	55,619
Corporate bonds	—	63,305	—	63,305
Obligations of states & political subdivisions	—	93,093	—	93,093
Marketable equity securities	5,379	—	—	5,379

Total securities	5,379	287,429	—	292,808

On March 31, 2015, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of March 31, 2015, the CRA fund investments had a $5,000,000 book and fair market value and the bank stock portfolio had a book value of $362,000, and fair market value of $379,000.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value Measurements:

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2014
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	46,159	—	46,159
U.S. agency mortgage-backed securities	—	37,950	—	37,950
U.S. agency collateralized mortgage obligations	—	48,066	—	48,066
Corporate bonds	—	65,108	—	65,108
Obligations of states & political subdivisions	—	93,331	—	93,331
Marketable equity securities	5,208	—	—	5,208

Total securities	5,208	290,614	—	295,822

On December 31, 2014, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. As of December 31, 2014, the Corporation’s CRA fund investments had a book and fair market value of $5,000,000 and the bank stock portfolio had a book value of $189,000 and a market value of $208,000 utilizing level I pricing.

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no level III securities as of March 31, 2015 or December 31, 2014.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2015 and December 31, 2014, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	March 31, 2015
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	2,017	2,017
OREO	—	—	108	108
Total	—	—	2,125	2,125

	December 31, 2014
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	2,357	2,357
OREO	—	—	69	69
Total	—	—	2,426	2,426

The Corporation had a total of $2,017,000 of impaired loans as of March 31, 2015, with no specific allocation against these loans and $2,358,000 of impaired loans as of December 31, 2014, with $1,000 of specifically allocated allowance against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The Corporation’s OREO balance consisted of two residential properties that were classified as OREO as of March 31, 2015, and a different residential property that was classified as OREO as of December 31, 2014, and sold prior to March 31, 2015. Management has estimated the current value of the OREO properties held at March 31, 2015, at $108,000 utilizing level III pricing. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

March 31, 2015
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,017	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

OREO	108	Appraisal of	Appraisal
		collateral (1),(3)	adjustments (2)	-40% (-40%)
Liquidation
			expenses (2)	-1% (-1%)

December 31, 2014
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,357	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

OREO	69	Appraisal of	Appraisal
		collateral (1),(3)	adjustments (2)	-40% (-40%)
Liquidation
			expenses (2)	-1% (-1%)

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Corporation's financial instruments at March 31, 2015 and December 31, 2014, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	March 31, 2015
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	40,356	40,356	40,356	—	—
Securities available for sale	292,808	292,808	5,379	287,429	—
Regulatory stock	3,595	3,595	3,595	—	—
Loans held for sale	648	648	648	—	—
Loans, net of allowance	475,486	473,518	—	—	473,518
Accrued interest receivable	3,370	3,370	3,370	—	—
Bank owned life insurance	20,765	20,765	20,765	—	—

Financial Liabilities:
Demand deposits	205,830	205,830	205,830	—	—
Interest-bearing demand deposits	11,799	11,799	11,799	—	—
NOW accounts	69,319	69,319	69,319	—	—
Money market deposit accounts	69,886	69,886	69,886	—	—
Savings accounts	140,062	140,062	140,062	—	—
Time deposits	198,711	199,939	—	—	199,939
Total deposits	695,607	696,835	496,896	—	199,939

Short-term borrowings	4,930	4,930	4,930	—	—
Long-term debt	65,548	66,372	—	—	66,372
Accrued interest payable	539	539	539	—	—

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

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of March 31, 2015, firm loan commitments were $22.6 million, unused lines of credit were $144.4 million, and open letters of credit were $10.3 million. The total of these commitments was $177.3 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

7. Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2014	1,002
Other comprehensive income before reclassifications	1,529
Amount reclassified from accumulated other comprehensive income	(370)
Period change	1,159

Balance at March 31, 2015	2,161

Balance at December 31, 2013	(3,940)
Other comprehensive loss before reclassifications	2,610
Amount reclassified from accumulated other comprehensive loss	(437)
Period change	2,173

Balance at March 31, 2014	(1,767)

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.

(2) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended March 31,
	2015	2014	Affected Line Item in the
	$	$	Statements of Income
Securities available-for-sale:
Net securities gains reclassified into earnings	561	685	Gains on securities transactions, net
Related income tax expense	(191)	(233)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	370	452

Net impairment losses reclassified into earnings	—	(22)	Net impairment losses on investment securities
Related income tax expense	—	7	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	—	(15)
Total reclassifications for the period	370	437

(1) Amounts in parentheses indicate debits.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

8. Recently Issued Accounting Standards

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This Update did not have a significant impact on the Corporation’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This Update did not have a significant impact on the Corporation’s financial statements.

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

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update did not have a significant impact on the Corporation’s financial statements.

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

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This Update did not have a significant impact on the Corporation’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Corporation’s financial statements.

Index ENB FINANCIAL CORP Notes to the Unaudited Consolidated Interim Financial Statements

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible – Goodwill and Other Internal Use Software (Topic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This Update is not expected to have a significant impact on the Corporation’s financial statements.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2014 Annual Report to Shareholders of the Corporation. The financial condition and results of operations presented are not indicative of future performance.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Results of Operations

Overview

The Corporation recorded net income of $1,466,000 for the three-month period ended March 31, 2015, a 20.2% decrease, from the $1,838,000 earned during the same period in 2014. The earnings per share, basic and diluted, were $0.51 for the three months ended March 31, 2015, compared to $0.64 for the same period in 2014.

The two primary reasons for the decline in earnings were an increase in the provision for loans losses and an increase in operational expenses for the year-to-date period. The Corporation recorded $200,000 of expense related to the provision for loan losses for the three months ended March 31, 2015, compared to a credit provision of $200,000 for the three months ended March 31, 2014. The increase in provision expense was primarily due to charge-offs recorded in the first quarter of 2015, as well as loan portfolio growth. The increase in charge-offs recorded in 2015 resulted in higher historical loss factors, which caused the higher required provision. Low levels of delinquent, non-performing, and classified loans, as well as minimal charge-offs over the past years resulted in the need to reduce the allowance for loan losses by recording a credit provision in the prior year. The allowance as a percentage of total loans was 1.48% as of March 31, 2015, compared to 1.58% as of March 31, 2014. More detail is provided in the Provision for Loan Losses section that follows and the Allowance for Loan Losses section under Financial Condition.

Operating expenses increased by $352,000, or 6.1%, for the three months ended March 31, 2015, compared to the same period in the prior year. Personnel costs increased by $272,000, or 7.9%, compared to the first quarter of 2014, due to new staff positions as well as higher benefit costs associated with new and existing staff. The personnel costs increase was largely the result of additional staffing in the mortgage department, but there was also a new information system position and three position upgrades in the operations, loans, and legal areas. The mortgage area is undergoing an expansion while the added and upgraded positions are largely to cover new requirements of the Dodd-Frank Act.

In the other income area, net gains on securities decreased by $102,000, or 14.4%, for the three-month period ended March 31, 2015, compared to the same period in 2014 while net gains on the sale of mortgages increased by $115,000, or 302.6%. More detail is provided under the Other Income and Operating Expense sections under Results of Operations.

The Corporation’s net interest income for the three months ended March 31, 2015, increased from the same period in 2014. Net interest income was $5,858,000 for the first quarter of 2015, compared to $5,655,000 for the same quarter of 2014, a $203,000, or 3.6% increase. The Corporation’s net interest margin was 3.13% for the first quarter of 2015, compared to 3.23% for the first quarter of 2014. Net interest margin did increase by nine basis points on a sequential basis from 3.04% in the fourth quarter of 2014.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the three-month period ended March 31, 2015, compared to the same period in the prior year due to the decrease in the Corporation’s income and an increase in asset and capital levels.

Key Ratios	Three Months Ended March 31,
	2015	2014

Return on Average Assets	0.69%	0.92%
Return on Average Equity	6.38%	8.74%

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

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In the first three months of 2015, NII generated 72.7% of the Corporation’s gross revenue stream, which consists of net interest income and non-interest income, compared to 72.2% in the first three months of 2014. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $438,000 for the three months ended March 31, 2015, compared to $475,000 for the same period in 2014.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2015	2014
	$	$
Total interest income	6,872	6,872
Total interest expense	1,014	1,217

Net interest income	5,858	5,655
Tax equivalent adjustment	438	475

Net interest income (fully taxable equivalent)	6,296	6,130

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect net interest income:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

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

The fact that the Federal funds rate and the Prime rate have remained at these very low levels for over six years has made it difficult to grow the NII of the Corporation as the net interest margin has declined. During the first quarter of 2015, management was able to grow interest-earning assets 5.8% over the first quarter of 2014. Net interest income on a tax equivalent basis increased by $166,000, or 2.7%, but the Corporation’s margin still showed a decline from the prior year’s period. This is typical in a prolonged low rate environment when additional savings on interest expense are limited, while yields on the Corporation’s longer assets continue to reprice to lower levels. This causes a decline in the Corporation’s margin, but the impact of the decrease in margin can be offset by sufficient increases in interest earning assets, causing an increase in NII. On a sequential basis, both the Corporation’s first quarter margin and net interest income increased from the fourth quarter of 2014.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

Security yields fluctuate more rapidly than loan yields based primarily on the changes to the U.S. Treasury rates and yield curve. With lower U.S. Treasury rates on average in the first quarter of 2015 compared to 2014, most of the security reinvesting was occurring at lower rates. As the volume of securities sold at gains continued at a higher level, this also resulted in more reinvestment at lower rates. Management did generally direct a portion of the security sale proceeds into loan growth. Additionally, management repositioned within the security portfolio and purchased shorter assets, which affected security yield. Meanwhile, the Corporation’s loan yield has continued to decline as new loans are going on at lower rates in 2015 and previous years. Management does price a minority portion of business and consumer loans above the Prime rate on variable rate loans, which helps with loan yield, however, these rates on average are still lower than the typical fixed rate loan. Therefore, any increases in total variable rate loans will generally reduce overall loan portfolio yield. An element of the Corporation’s Prime-based commercial loans is priced above the Prime rate based on the level of credit risk of the borrower. Additionally, certain variable rate consumer loans are priced above Prime. Prime-based pricing continues to be driven largely by local competition.

Mid-term and long-term interest rates generally declined throughout the first quarter of 2015 with little moves up and down, but ultimately ending lower than they were at the end of 2014 or during the first quarter of 2014. The 10-year U.S. Treasury yield stood at 1.94% on March 31, 2015, compared to 2.17% at December 31, 2014 and 2.73% at March 31, 2014. This had the impact of decreasing the U.S. Treasury curve slope with only 169 basis points of spread between the 10-year and overnight funds as of March 31, 2015. This provided opportunities during the first quarter to sell securities at higher gains. However, the materially lower U.S. Treasury rates had a negative impact to the yield on securities. Additionally, with a flatter yield curve and lower mid and long-term interest rates, management was not able to increase loan rates to improve yield. As a result, the Corporation’s asset yield continued to decline.

While it is becoming increasingly difficult to achieve savings on the Corporation’s overall cost of funds, management was able to selectively reprice longer-term time deposits and borrowings to lower levels during the first quarter of 2015 resulting in continued savings. Only time deposit terms three years or longer are repricing at lower rates helping to achieve interest expense savings on deposits. It is not anticipated that interest rates on interest bearing core deposits can be reduced further in 2015 as these rates have already been reduced significantly over the course of the past few years. Borrowing costs, and the wholesale borrowing curves that they are based on, generally follow the direction and slope of the U.S. Treasury curve, however these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation was able to refinance longer-term borrowings at lower rates in the first quarter of 2015 and expects this trend to continue throughout the year as some advances at higher rates mature and are replaced by lower cost borrowings.

Management currently anticipates that the overnight interest rate and Prime rate will remain at these historically low levels through the first half of 2015, with the possibility of a small rate increase in the second half of the year. It is likely that the mid and long-term Treasury rates could increase throughout the course of the year in anticipation of a Federal Reserve rate movement. This would allow management to achieve higher earnings on assets given higher yielding securities and the ability to price new loans at higher market rates. If the Federal Reserve would act to increase overnight rates it is also possible that the yield curve could flatten, making it more difficult for management to increase the yield on earning assets and net interest margin, as generally the Corporation will lend out or reinvest out further on the yield curve such as five-year instruments.

Generally, a flatter yield curve is not conducive to increasing net interest margin and net interest income. However, the Corporation has benefited from a gradual increase in the amount of variable rate loans. Approximately 25% of the Corporation’s loans are variable rate, which would reprice to a higher rate based on the Prime rate with any Federal Reserve increase. Higher amounts of variable rate loans would help in the event of a flatter yield curve but would likely not be sufficient alone to offset higher funding costs if short term rates were to increase materially, therefore a lower margin would occur.

The Corporation’s margin was 3.13% for the first quarter of 2015, a ten basis-point decline from the 3.23% for the first quarter of 2014. On a sequential basis, margin did improve from the 3.04% for the fourth quarter of 2014. The sequential improvement was aided by a special one-time FHLB stock dividend of $89,000, accounting for half of the margin improvement. Without the special FHLB dividend, the Corporation’s first quarter 2015 margin would have been 3.09%, a 5 basis-point improvement from the fourth quarter of 2014. This marked the second consecutive quarter of margin improvement; however, the margin remained 10 basis points below the year-earlier period. Although loan growth is occurring, it has been a challenge to increase loan pricing to the point where it is contributing to an increase in overall asset yield. As cost of funds savings become harder to achieve, the only way to materially increase net interest margin going forward will be through increases in asset yield. This was a challenge in the first quarter of 2015, and will likely remain a challenge in the foreseeable future. Any improvement in asset yields would be dependent on mid-term and longer-term interest rates increasing. This would assist with increased loan pricing and higher securities yields as a result of reduced amortization and higher yields being available at the time of purchase.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

As shown on the table that follows, interest income, on an FTE basis for the quarter ended March 31, 2015, decreased by $37,000, or 0.5%, and interest expense decreased by $203,000, or 16.7%, compared to the same period in 2014, resulting in a $166,000 increase in net interest income on a FTE basis.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended March 31,
	2015			2014
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	20,155	14	0.29	12,648	8	0.27

Securities available for sale:
Taxable	210,254	1,018	1.94	196,172	1,180	2.41
Tax-exempt	91,029	1,147	5.04	103,308	1,302	5.04
Total securities (d)	301,283	2,165	2.87	299,480	2,482	3.32

Loans (a)	479,177	5,005	4.19	444,121	4,824	4.36

Regulatory stock	3,471	126	14.52	3,593	33	3.65

Total interest earning assets	804,086	7,310	3.65	759,842	7,347	3.87

Non-interest earning assets (d)	57,140			52,074

Total assets	861,226			811,916

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	157,754	70	0.18	141,435	61	0.17
Savings deposits	135,264	18	0.05	124,134	16	0.05
Time deposits	198,802	586	1.20	215,102	712	1.34
Borrowed funds	72,556	340	1.90	69,218	428	2.51
Total interest bearing liabilities	564,376	1,014	0.73	549,889	1,217	0.89

Non-interest bearing liabilities:

Demand deposits	200,747			173,266
Other	2,858			3,447

Total liabilities	767,981			726,602

Stockholders' equity	93,245			85,314

Total liabilities & stockholders' equity	861,226			811,916

Net interest income (FTE)		6,296			6,130

Net interest spread (b)			2.92			2.98
Effect of non-interest
bearing funds			0.21			0.25
Net yield on interest earning assets (c)			3.13			3.23

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $456,000 as of March 31, 2015, and $357,000 as of March 31, 2014.  Such fees and costs recognized through income and included in the interest amounts totaled ($41,000) in 2015, and ($26,000) in 2014.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Loan yields were at historically low levels during 2014 and during the three months ended March 31, 2015, due to the extended low-rate environment as well as extremely competitive pricing for the limited number of quality loan opportunities in the market. The Corporation’s loan yield decreased 17 basis points in the first quarter of 2015 compared to the first quarter of 2014. It is anticipated that these yields will improve in the coming months as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. Despite the lower yields, the growth in the loan portfolio resulted in interest income on loans increasing $181,000, or 3.8%, for the first quarter of 2015 compared to the first quarter of 2014.

Loan pricing was a challenge in 2014, and continues to be in 2015 as a result of intense competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate. The Prime rate is below typical fixed-rate business and commercial loans, which generally range between 3.50% and 5.50%, depending on term and credit risk. Management is able to price customers with higher levels of credit risk at Prime plus pricing but these rates still average below the rates of the most typical five-year fixed rate loans. Additionally, with the strong improvement to the credit quality of the Corporation’s loan portfolio there are fewer opportunities to price more credit risk into the loan rates. While Prime-based loans will aid the Corporation when interest rates rise, any further increase in Prime-based loans as a percentage of total loans will currently cause the Corporation’s average loan yield to decrease. The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Earnings and yields on the Corporation’s securities declined by 45 basis points for the first quarter of 2015 compared to the first quarter of 2014. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. The Corporation’s taxable securities experienced a 47 basis-point decrease in yield for the three months ended March 31, 2015, compared to the same period in 2014. Most security reinvestment in the past few years has been occurring at lower rates and amortization has been higher in recent years due to the low interest rate environment. These variables have caused taxable security yields to decline. Meanwhile, tax-exempt securities maintained the same yield from the first quarter of 2014 to the first quarter of 2015. The yields on these tax-exempt municipal bonds are not as quick to follow changes in the U.S. Treasury rates. They have been relatively stable despite significant movements in the 10-year U.S. Treasury from one year ago. As the 10-year U.S. Treasury rates declined, the spreads available on these securities increased, resulting in similar yields. Management was also selling out of lower yielding municipal bonds in an effort to improve overall municipal bond yield.

In the current rate environment with short-term rates extremely low and with small rate differences for longer-term deposits, the consumer is electing to stay short and maintain funds in accessible deposit instruments. As a result, the customer prefers keeping balances in both non-interest and interest bearing checking products and savings accounts. In addition to the consumer staying liquid with their available funds, there has been a general trend of funds flowing from time deposit accounts into both non-interest checking, NOW and savings accounts. The average balance of the Corporation’s interest bearing liabilities increased during the three months ended March 31, 2015. The average balance of time deposits declined during this period compared to 2014, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits, causing total interest bearing funds to increase. However, with more of the interest bearing funds in the form of NOW, MMDA, and savings accounts the average interest rate paid on these instruments is less than what is paid on time deposits, resulting in less interest expense.

Interest expense on deposits declined by $115,000 for the three months ended March 31, 2015, compared to the same period in 2014. Demand and savings deposits reprice in entirety whenever the offering rates are changed. This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels. The annualized rate on interest bearing demand accounts was 0.18% for the three-month period ended March 31, 2015, compared to 0.17% for the prior year’s first quarter. For the first three months of 2015, the average balances of interest bearing demand deposits increased by $16.3 million, or 11.5%, over the same period in 2014, while the average balance of savings accounts increased by $11.1 million, or 9.0%. This increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2015 compared to 2014.

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During 2014 and through the first three months of 2015, time deposit balances decreased. The decrease can be attributed to the lowest rates paid historically on time deposits, which has caused the differential between time deposit rates and rates on non-maturity deposits to be minimal. As a result, customers have elected to keep more of their funds in non-maturity deposits and less funds in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a lower cost and more balanced deposit funding position. The Corporation was able to reduce interest expense on time deposits by $126,000, or 17.7%, for the first quarter of 2015, compared to the same period in 2014. Average balances of time deposits decreased by $16.3 million, or 7.6%, for the three months ended March 31, 2015, compared to the same period in 2014. The average annualized interest rate paid on time deposits decreased by 14 basis points for the three-month period when comparing both years.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. Average short-term advances of $8,910,000 were utilized in the first three months of 2015, while average short-term advances of $4,634,000 were utilized in the first three months of 2014. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. Average total borrowings increased by $3.3 million, or 4.8%, in the first quarter of 2015 compared to the same quarter in 2014. Interest expense on borrowed funds was $88,000, or 20.6% lower, for the three-month period when comparing 2015 to 2014, as a result of management refinancing maturing long-term advances to lower rates.

The NIM was 3.13% for the first quarter of 2015, compared to 3.23% for the same period in 2014. For the quarter ended March 31, 2015, the net interest spread decreased six basis points to 2.92%, from 2.98% for the same period in 2014. The effect of non-interest bearing funds dropped four basis points for the three-month period compared to the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between non-interest bearing funds and interest bearing liabilities. For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 of non-interest bearing deposits is equivalent to $100; but if the savings rate is reduced to 0.20%, then the benefit of the non-interest bearing funds is only $20. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses (ALLL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ALLL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a provision expense of $200,000 for the three months ended March 31, 2015, and a credit provision of $200,000 for the three months ended March 31, 2014. The analysis of the ALLL takes into consideration, among other things, the following factors:

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

A credit provision was recorded in 2014 due to the following factors:

•	Low levels of delinquent and non-performing loans
•	Lower levels of classified loans
•	Low net charge-offs/recoveries

Prior to 2012, the annual provision expense was at increased levels to account for difficult economic conditions that had an impact on the financial health of the Corporation’s borrowers and a direct impact on asset quality. Throughout 2014, after analysis of the factors listed above, the allowance for loan loss calculation resulted in a reduction of the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans. During the first quarter of 2015, due to increased charge-offs which resulted in higher historical loss factors as well as significant loan portfolio growth, the Corporation recorded a provision expense to bring the allowance to requisite levels. Management closely tracks delinquent, non-performing, and classified loans as a percentage of capital and of the loan portfolio.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

As of March 31, 2015, total delinquencies represented 0.48% of total loans, compared to 0.73% as of March 31, 2014. These ratios are extremely low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The prolonged economic downturn, including devaluation of residential and commercial real estate, had stressed these ratios in past periods. Valuations have recently shown improvements and the levels of classified loans have declined significantly, well below levels experienced in years prior to 2013. The delinquency and classified loan information is utilized in the quarterly allowance for loan loss (ALLL) calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. The level of actual charge-offs relative to the amount of recoveries can have a significant impact on the provision. Management had charge-offs that exceeded recoveries in the first quarter of 2015 which resulted in the need to record a provision expense for the quarter.

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

In the first quarter of 2015, stable employment in the lending area allowed for a reduction of this factor for all pools. Growth in the dairy loan portfolio has slowed over the past several quarters, and even declined in the first quarter of 2015, allowing the adjustment to be cut in half since the second quarter of 2014. A minor change in retail loan underwriting prompted a change to the adjustment in consumer loan pools by five basis points in 2015. Appreciation of Lancaster County home values is expected to continue over the next year, allowing a reduction of home equity and residential real estate adjustments for collateral changes. While several adjustments were reduced in the first quarter of 2015, loan balances increased and charge-offs were at higher levels, resulting in the higher required allowance for the period.

Management monitors the allowance as a percentage of total loans. The percentage of the allowance to total loans has decreased since March 31, 2014 and December 31, 2014, but remains comparable with the peer group. As of March 31, 2015, the allowance as a percentage of total loans was 1.48%, down from 1.52% at December 31, 2014, and 1.58% at March 31, 2014. Management continues to evaluate the allowance for loan losses in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the allowance for loan losses is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Other Income

Other income for the first quarter of 2015 was $2,201,000, an increase of $21,000, or 1.0%, compared to the $2,180,000 earned during the first quarter of 2014. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014
	$	$	$	%

Trust and investment services	355	365	(10)	(2.7)
Service charges on deposit accounts	257	274	(17)	(6.2)
Other service charges and fees	144	116	28	24.1
Commissions	465	466	(1)	(0.2)
Gains on securities transactions, net	561	685	(124)	(18.1)
Impairment losses on securities	—	(22)	22	(100.0)
Gains on sale of mortgages	153	38	115	302.6
Earnings on bank owned life insurance	160	155	5	3.2
Other miscellaneous income	106	103	3	2.9
Total other income	2,201	2,180	21	1.0

Trust and investment services income decreased $10,000, or 2.7%, for the three months ended March 31, 2015, compared to the same period last year. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the first quarter of 2015, traditional trust income decreased by $7,000, or 2.7%, while income from alternative investments decreased by $3,000, or 2.7%, compared to the first quarter of 2014. Trust income was down as a result of lower trust valuations. Investment services income is dependent on new investment activity derived from the period. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, small business planning, and personal investment services in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts decreased by $17,000, or 6.2%, for the three months ended March 31, 2015, compared to the same period in 2014. Overdraft service charges are the largest component of this category and comprised approximately 81% of the total deposit service charges for the three months ended March 31, 2015. Total overdraft fees decreased by $13,000, or 6.1%, for the three months ended March 31, 2015, compared to the same period in 2014. Most of the other service charge areas showed minimal increases or decreases from the prior year.

Other service charges and fees increased by $28,000, or 24.1%, for the three months ended March 31, 2015, compared to the same period in 2014. The quarterly increase is primarily due to an increase in loan administration fees that were higher by $30,000, or 188.4%, for the three-month period ended March 31, 2015, compared to the same period in the prior year. An increase in fees in the second quarter of 2014 was responsible for this increase. Loan modification fees increased by $12,000 for the three-month period ended March 31, 2015, compared to the same period in 2014 due to increased loan modification activity in the first quarter of 2015. Partially offsetting these increases, letter of credit fees decreased by $7,000, or 31.4%, for the three months ended March 31, 2015, compared to the same period in the prior year. Various other fee income categories increased or decreased slightly.

For the three months ended March 31, 2015, $561,000 of gains on securities transactions were recorded compared to $685,000 for the same period in 2014. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. Gains or losses on securities fluctuate significantly based on market pricing and the volume of security sales. Generally, the lower U.S. Treasury yields go, the more management will be motivated to pursue taking gains from the sale of securities. However, these market opportunities are evaluated subject to the Corporation’s other asset liability measurements and goals. The yield curve in the first quarter of 2015 and 2014 provided opportunities to take significant gains out of the portfolio although the gains in 2015 were lower than those recorded in the first quarter of 2014 by $124,000, or 18.1%.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

While there were no impairment losses for the three months ended March 31, 2015, there were impairment losses on securities of $22,000 for the three months ended March 31, 2014. Impairment losses occur when securities are written down to a lower value based on anticipated credit losses. The impairment losses recorded in 2014 were related to private collateralized mortgage obligations, which were all sold in the first half of 2014. Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section, under Financial Condition, in this filing.

Gains on the sale of mortgages were $153,000 for the three-month period ended March 31, 2015, compared to $38,000 for the same period in 2014, a $115,000 increase. Secondary mortgage financing activity drives the gains on the sale of mortgages, and the activity in the first quarter of 2015 represented typical volume compared to a very weak period in the first quarter of 2014. Market rates were significantly higher in the first quarter of 2014, namely the 10-year U.S. Treasury, which provides general guidance for mortgage pricing, averaged 2.76% compared to 1.96% in the first quarter of 2015. Management anticipates that gains should continue to increase throughout 2015 with an increased focus and resources deployed to grow the Corporation’s mortgage origination activity.

Operating Expenses

Operating expenses for the first quarter of 2015 were $6,150,000, an increase of $352,000, or 6.1%, compared to the $5,798,000 for the first quarter of 2014. The following table provides details of the Corporation’s operating expenses for the three-month period ended March 31, 2015, compared to the same period in 2014.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014
	$	$	$	%
Salaries and employee benefits	3,702	3,430	272	7.9
Occupancy expenses	554	516	38	7.4
Equipment expenses	268	260	8	3.1
Advertising & marketing expenses	155	129	26	20.2
Computer software & data processing expenses	374	400	(26)	(6.5)
Bank shares tax	195	183	12	6.6
Professional services	318	327	(9)	(2.8)
Other operating expenses	584	553	31	5.6
Total Operating Expenses	6,150	5,798	352	6.1

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise 60% of the Corporation’s total operating expenses. For the three months ended March 31, 2015, salaries and benefits increased $272,000, or 7.9%, from the same period in 2014. Salaries increased by $205,000, or 8.2%, and employee benefits increased by $67,000, or 7.1%, for the three months ended March 31, 2015, compared to the same period in 2014. Salary and benefit expenses are growing primarily because of the expansion of the mortgage division and one additional information systems position, along with three position upgrades, affecting three different areas of the Bank. The three position upgrades involved operations, commercial lending, and legal. Additional mortgage positions are planned for 2015 but these will be phased in based on higher mortgage volume levels.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Occupancy expenses increased $38,000, or 7.4%, for the three months ended March 31, 2015, compared to the same period in the prior year. Lease expense increased by $17,000, or 146.3% for the three months ended March 31, 2015, compared to the prior year due to the lease of additional office space in downtown Ephrata that occurred in the second quarter of 2014. Additional space was leased for loan operations, providing more room for commercial lending and the mortgage expansion at the main office location. Cleaning services were $35,000 for the first quarter of 2015 and are now being included in occupancy costs whereas in years prior to 2015 they were included with professional services. Partially offsetting these increases, utilities costs decreased by $15,000, or 8.5%, for the three months ended March 31, 2015, compared to the same period in 2014, driven by a decrease in electricity costs.

Advertising and marketing expenses increased $26,000, or 20.2%, for the three months ended March 31, 2015, compared to the same period in 2014. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses increased by $13,000, or 15.4%, and the public relations expenses increased by $13,000, or 29.4%, for the three months ended March 31, 2015, compared to the same period in 2014. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is highly dependent upon the execution of those strategies.

Computer software and data processing expenses decreased by $26,000, or 6.5%, for the first quarter of 2015 compared to the same period in 2014. ATM network service fees were down $13,000, or 6.4%, and software-related expenses were down $12,000, or 6.5%. These fees are likely to increase throughout the remainder of 2015 as new software platforms are installed and the cost of annual maintenance contracts increases.

Bank shares tax expense increased $12,000, or 6.6%, for the three months ended March 31, 2015, compared to the same period in 2014. The PA Bank Shares Tax formula was changed for 2014 resulting in a lower tax amount for the Corporation. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations, calculated on a quarter ending basis. Previously, the shares tax calculation formula utilized a rolling six-year average of taxable shares, which was the average shareholders’ equity of the Bank less the average amount of exempt U.S. obligations held. The shares tax calculation in 2014 changed to using a year-end balance of shareholders’ equity, less tax-exempt U.S. obligations multiplied by a tax rate of 0.89%. The tax rate was 1.25% in 2013 and prior years, resulting in a lower tax amount. However, due to average shareholders’ equity growth in 2015, the shares tax is now higher than the previous year.

Other operating expenses are comprised of the remainder of the Corporation’s operating expenses. Some of the larger items included in this category are:

•	Postage
•	Director fees and expense
•	Travel expense
•	General supplies
•	Charitable contributions
•	Delinquent loan expenses
•	Deposit account charge-offs and recoveries

Other operating expenses increased by $31,000, or 5.6%, for the three months ended March 31, 2015, compared to the same period in 2014. FDIC insurance assessments increased by $29,000, or 29.2%, for the first quarter of 2015, compared to the same quarter in 2014. The FDIC quarterly assessment rate increased 16.5% compared to the same quarter in 2014, while the Corporation’s assessment base increased 5.9%. The combination of these two caused the 29.2% FDIC increase. Loan expenses increased by $20,000, or 95.9%, for the three months ended March 31, 2015, compared to the same period in 2014, largely due to expenses related to the operations of the expanded mortgage division. Partially offsetting these increases, operating supplies decreased by $15,000, or 18.5%, the provision for off balance sheet credit losses declined by $15,000, and fraud-related charge-offs decreased by $10,000, or 34.3%. Several other expense categories had minimal increases and decreases making up the remainder of the variance.

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes. For the three months ended March 31, 2015, the Corporation recorded Federal income tax expense of $243,000, compared to tax expense of $399,000 for the three months ended March 31, 2014. The effective tax rate for the Corporation was 14.2% for the three months ended March 31, 2015, compared to 17.8% for the same period in 2014. The Corporation’s effective tax rate has historically been maintained at low levels primarily due to a relatively high level of tax-free municipal bonds held in the securities portfolio. The fluctuation of the effective tax rate will occur as a result of total tax-free revenue as a percentage of total revenue and as pre-tax income fluctuates.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of March 31, 2015, the Corporation had $292.8 million of securities available for sale, which accounted for 33.9% of assets, compared to 34.5% as of December 31, 2014, and 35.5% as of March 31, 2014. Based on ending balances, the securities portfolio decreased 0.2% from March 31, 2014, and 1.0% from December 31, 2014.

The securities portfolio was showing a net unrealized loss as of March 31, 2014, but with lower Treasury rates later in 2014 and through the first quarter of 2015, the portfolio had an unrealized gain at December 31, 2014, and a higher unrealized gain at March 31, 2015. The 10-year U.S. Treasury yield was 2.17% as of December 31, 2014, and declined throughout the first quarter of 2015 to 1.94% as of March 31, 2015. The lower Treasury rates have caused an improvement in market valuation, resulting in an unrealized gain of $3.3 million on the securities portfolio as of March 31, 2015, compared to unrealized gains of $1.5 million as of December 31, 2014, and unrealized losses of $2.7 million as of March 31, 2014.

The table below summarizes the Corporation’s cost, unrealized gain or loss position, and fair value for each sector of the securities available for sale portfolio for the periods ended March 31, 2015, December 31, 2014, and March 31, 2014.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
March 31, 2015
U.S. government agencies	37,721	107	37,828
U.S. agency mortgage-backed securities	37,477	107	37,584
U.S. agency collateralized mortgage obligations	55,667	(48)	55,619
Corporate bonds	62,847	458	63,305
Obligations of states and political subdivisions	90,461	2,632	93,093
Total debt securities	284,173	3,256	287,429
Marketable equity securities	5,362	17	5,379
Total securities available for sale	289,535	3,273	292,808

December 31, 2014
U.S. government agencies	46,577	(418)	46,159
U.S. agency mortgage-backed securities	37,946	4	37,950
U.S. agency collateralized mortgage obligations	48,690	(624)	48,066
Corporate bonds	65,274	(166)	65,108
Obligations of states and political subdivisions	90,628	2,703	93,331
Total debt securities	289,115	1,499	290,614
Marketable equity securities	5,189	19	5,208
Total securities available for sale	294,304	1,518	295,822

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
March 31, 2014
U.S. government agencies	37,023	(1,345)	35,678
U.S. agency mortgage-backed securities	46,840	(219)	46,621
U.S. agency collateralized mortgage obligations	50,556	(592)	49,964
Private collateralized mortgage obligations	3,944	(48)	3,896
Corporate bonds	49,446	(217)	49,229
Obligations of states and political subdivisions	102,867	(278)	102,589
Total debt securities	290,676	(2,699)	287,977
Marketable equity securities	5,266	22	5,288
Total securities available for sale	295,942	(2,677)	293,265

While interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income securities portfolio, there are also a number of other market factors that impact bond prices. Mid-term and longer-term U.S. Treasury rates were higher at March 31, 2014, and declined by the end of 2014 and declined even further in the first quarter of 2015. As a result, the unrealized gain or loss on the securities portfolio fluctuated during this time period mirroring the change in market rates. While there is still an expectation of a Federal Reserve rate increase in 2015, at present market rates are compressed. It is anticipated that the current unrealized gains will decrease when market rates begin to increase in anticipation of a Federal Reserve rate move.

Management has already taken steps to reduce the Corporation’s exposure to increases in interest rates and declines in the market valuation of the securities portfolio. These actions have included the sales of longer duration securities, primarily municipal bonds. Those actions are part of a broader asset liability plan to continually work to mitigate future interest rate risk and fair value risk to the Corporation. Part of that strategy is to retain higher levels of cash and cash equivalents to increase liquidity and provide an immediate hedge against higher interest rates and fair value risk. However, despite taking actions to mitigate the Corporation’s future risk, these risks are inherent to the banking model. Unrealized gains and losses on securities will vary significantly according to market forces. Management’s focus will continue to be on the long-term performance of these securities. While management has and will continue to take gains from the portfolio when opportunities exist, the broader securities strategy remains to buy and hold securities.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book value of $5.0 million. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price. The Corporation also has a small portfolio of bank stocks with a book value of $362,000. These equity holdings make up 1.9% of the Corporation’s securities available for sale.

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
45

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

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending

	March 31,2015		December 31, 2014		March 31, 2014
	$	%	$	%	$	%

U.S. government agencies	37,828	12.9	46,159	15.6	35,678	12.2
U.S. agency mortgage-backed securities	37,584	12.9	37,950	12.8	46,621	15.9
U.S. agency collateralized mortgage obligations	55,619	19.0	48,066	16.2	49,964	17.0
Private collateralized mortgage obligations	—	—	—	—	3,896	1.3
Corporate debt securities	63,305	21.6	65,108	22.0	49,229	16.8
Obligations of states and political subdivisions	93,093	31.8	93,331	31.6	102,589	35.0
Equity securities	5,379	1.8	5,208	1.8	5,288	1.8

Total securities	292,808	100.0	295,822	100.0	293,265	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	risk-based capital considerations
•	Federal income tax considerations with regard to obligations of states and political subdivisions.

Since March of 2014, the most significant change occurring in the Corporation’s securities portfolio was an increase in U.S. agency collateralized mortgage obligations (CMO) with an offsetting decrease in mortgage backed securities (MBS) and an increase in Corporate debt securities with an offsetting decline in obligations of states and political subdivisions. CMO securities provide stable liquidity and help to maintain a ladder of cash flows unlike other sectors of the portfolio that do not have principal payments until their maturity. They also carry the implied backing of the U.S. government as U.S. agencies have a favorable risk-based capital weighting of only 20%. Corporate securities provide strong yields for short maturities while obligations of states and political subdivisions provide good yields, but present more interest rate risk because of their longer duration. The more significant components of the securities portfolio along with a more detailed explanation of their changes are discussed below.

The Corporation’s U.S. government agency sector increased by $2.2 million, or 6.0%, since March 31, 2014. Generally, management’s goal is to maintain agency securities at approximately 15% of the investment portfolio. As of March 31, 2015, U.S. agencies represented 12.9% of the fair market value of the portfolio. Management will continue to invest in agencies when advantageous to maintain a minimum sector weighting, maintain adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as foundational to the portfolio.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s U.S. agency MBS and CMO sectors have decreased in total by $3.4 million, or 3.5%, since March 31, 2014. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS and CMO securities as a group is significant, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities.

As of March 31, 2015, the market value of the Corporation’s corporate bonds increased by $14.1 million, or 28.6%, from balances at March 31, 2014. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. In the prolonged period of historically low interest rates, the municipal bond sector has far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds and these instruments experience significant fair market value gains when interest rates are low. The market value of municipal holdings has declined from $102.6 million at March 31, 2014, to $93.1 million at March 31, 2015, a $9.5 million, or 9.3% decrease.

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

As of March 31, 2014, the Corporation held three PCMO securities with an amortized cost of $3.9 million. In 2014, all of the PCMO securities were sold as a result of more favorable market conditions and the ability to sell out of this security sector with minimal losses. Two of the three PCMOs sold during 2014 had below-investment-grade credit ratings and required impairment charges over the past number of years. With no securities remaining in this sector, the Corporation will no longer need to conduct quarterly impairment analysis on these securities and will save time on the administrative costs to continue to account for these PCMOs.

As of March 31, 2015, seven of the forty-three corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 99.6% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of March 31, 2015, all but two of the corporate bonds had at least one A3 or A- rating by one of the major credit rating services. The two unrelated corporate bonds, each with a book value of $1.2 million, did not have an A3 or A- rating as of March 31, 2015. These bonds were both rated Moody’s Baa1 and S&P BBB+, which are two levels above the minimum required to be considered investment grade. Management conducts ongoing monitoring of these bonds and has chosen to continue to hold these bonds. As of March 31, 2015, there were seven corporate bonds with $8.0 million of par value that were carrying split ratings with one rating within policy limit and another rating below the initial policy purchase requirement but above investment grade. These securities are monitored on an ongoing basis to ensure these credits do not deteriorate further and remain at investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of March 31, 2015, no municipal bonds carried a credit rating under these levels.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Loans

Net loans outstanding increased by 8.3%, to $475.5 million at March 31, 2015, from $439.1 million at March 31, 2014. Net loans increased by 2.5%, an annualized rate of 9.9%, from $464.0 million at December 31, 2014. The following table shows the composition of the loan portfolio as of March 31, 2015, December 31, 2014, and March 31, 2014.

(DOLLARS IN THOUSANDS)

	March 31,		December 31,		March 31,
	2015		2014		2014
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	94,783	19.7	95,914	20.4	95,954	21.5
Agriculture mortgages	150,005	31.1	140,322	29.8	124,511	27.9
Construction	8,416	1.7	7,387	1.6	10,437	2.3
Total commercial real estate	253,204	52.5	243,623	51.8	230,902	51.7

Consumer real estate (a)
1-4 family residential mortgages	122,048	25.3	123,395	26.2	125,055	28.1
Home equity loans	12,466	2.6	12,563	2.7	10,588	2.4
Home equity lines of credit	28,774	6.0	27,308	5.8	21,538	4.8
Total consumer real estate	163,288	33.9	163,266	34.7	157,181	35.3

Commercial and industrial
Commercial and industrial	32,971	6.8	31,998	6.8	30,671	6.9
Tax-free loans	12,759	2.6	11,806	2.5	9,720	2.2
Agriculture loans	16,612	3.5	16,496	3.5	13,644	3.1
Total commercial and industrial	62,342	12.9	60,300	12.8	54,035	12.2

Consumer	3,326	0.7	3,517	0.7	3,670	0.8

Total loans	482,160	100.0	470,706	100.0	445,788	100.0
Less:
Deferred loan fees (costs), net	(466)		(462)		(377)
Allowance for loan losses	7,140		7,141		7,056
Total net loans	475,486		464,027		439,109

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $19,845,000 as of March 31, 2015, $16,670,000 as of December 31, 2014, and $6,031,000 as of March 31, 2014.

Since March 31, 2014, and December 31, 2014, loan growth occurred as a result of increases in agriculture mortgages, home equity lines of credit, and commercial and industrial loans. Agricultural lending has been an area of increased focus for the Corporation. Management believes the agricultural sector of the local economy is recovering much quicker than other elements such as construction, manufacturing, and service-related industries. Home equity lines of credit have grown in response to the low interest rate environment encouraging customers to utilize variable rate consumer borrowings in conjunction with several home equity specials that the Corporation has offered during 2013 and 2014. Commercial and industrial loan growth has occurred as a result of increased activity in non-real estate secured deals including tax-free loans to local municipalities and agricultural loans.

The composition of the loan portfolio has undergone relatively minor changes in recent years outside of the increases mentioned above. The total of all categories of real estate loans comprises 86% of total loans. At $253.2 million, commercial real estate is the largest category of the loan portfolio, consisting of 52.5% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans increased from $230.9 million as of March 31, 2014, to $253.2 million as of March 31, 2015, a $22.3 million, or 9.7% increase.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The growth in commercial real estate loans has occurred entirely in those secured by farmland. Agricultural mortgages increased from $124.5 million, or 53.9% of commercial real estate loans as of March 31, 2014, to $150.0 million, or 59.2% of commercial real estate loans as of March 31, 2015. Commercial construction loans decreased slightly from $10.4 million, or 4.5% of commercial real estate loans as of March 31, 2014, to $8.4 million, or 3.3% of commercial real estate loans as of March 31, 2015.

The commercial mortgage segment of the commercial real estate category of loans has decreased slightly from March 31, 2014 to March 31, 2015. This area represented $96.0 million, or 41.6% of commercial real estate loans as of March 31, 2014, and $94.8 million, or 37.4% of commercial real estate loans as of March 31, 2015. Growth in this area over the past several years had slowed significantly since most businesses were unwilling to expand during periods of slow economic growth. Management expects that growth in this area will occur if the economy continues to show signs of recovery and improvement.

Consumer real estate loans make up 33.9% of the total loan portfolio with balances of $163.3 million. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 74.7% of total residential real estate loans and 25.3% of total loans. Traditional 10 to 20-year personal mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio. The Corporation experienced some slowdown in the residential mortgage area in 2014 and into 2015, as the secondary mortgage market rates became extremely competitive and more customers were opting for this alternative. This activity drove gains on mortgages higher for the year, but did contribute to the decrease in outstanding balance of mortgages that were held on the Corporation’s balance sheet. The new mortgages that the Corporation initiated during 2014 and into 2015 were not enough to offset the normal amortization and paydowns of the existing portfolio of mortgages, which were higher than normal as a result of low market interest rates. These factors were enough to cause the total personal residential mortgage balances to decline $3.0 million, or 2.4%, from March 31, 2014 to March 31, 2015, and $1.3 million, or 1.1%, from December 31, 2014, to March 31, 2015.

The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage originated over 20 years. While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold on the secondary market. The majority of the 30-year mortgages are sold with servicing retained. As customers look to refinance mortgages that are held on the Corporation’s balance sheet, many are taking advantage of the lower rates offered on the secondary market resulting in the conversion of the Corporation’s residential mortgages into mortgages sold on the secondary market. The new mortgages that the Corporation initiated during the first quarter of 2015 were not enough to offset the normal amortization and paydowns of the existing portfolio of mortgages, which were higher than normal as a result of low market interest rates. Management expects internal mortgage loan production to improve throughout the remainder of 2015 as the Corporation focuses on strategically growing this area of the portfolio.

Second mortgages and home equity loans, fixed or variable rate, make up the remainder of the Corporation’s residential real estate loans. Requests for fixed-rate home equity loans have slowed in the current environment, while home equity lines of credit, which float on the Prime rate, have increased. From March 31, 2014, to March 31, 2015, fixed rate home equity loans have increased from $10.6 million to $12.5 million, a $1.9 million, or 17.9% increase. Home equity lines of credit increased from $21.5 million to $28.8 million, a $7.3 million, or 34.0% increase. The net of these two trends is a $9.2 million, or 28.7% increase, in total home equity loan balances.

The Corporation offered home equity loan specials during 2013 and 2014 that initiated growth in the variable rate line of credit area. Consumers are seeking the lowest interest rate to borrow money against their home value, which has resulted in more variable rate versus fixed rate financing. This trend is likely to continue while the Prime rate remains at 3.25%. It is expected that when the Federal Reserve acts to increase the overnight rate, and the Prime rate increases, the reaction will be that floating rate loans will become less attractive to borrowers who will act to protect themselves against further rate increases by converting to a fixed rate loan. Management anticipates moderate growth in the residential real estate area throughout the remainder of 2015 as this area is an area of strategic focus for the Corporation.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These loans are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The Corporation’s security position as to these loans can be further strengthened by obtaining the personal guarantees of the owners. This is a preferred approach on commercial accounts as it allows the Corporation to pursue assets of the owner in addition to assets of the commercial entity. Management can also obtain additional collateral by securing the inventory of the business. The portfolio of all types of commercial and industrial loans showed an increase of $8.3 million, or 15.4%, from March 31, 2014 to March 31, 2015. As of March 31, 2015, this category of commercial loans was made up of $33.0 million of commercial and industrial loans, $12.8 million of tax-free loans, and $16.6 million of agriculture loans. In the case of the Corporation, all of the $12.8 million of tax-free loans are to local municipalities. These loans increased by $3.1 million, or 32.0%, from March 31, 2014 to March 31, 2015, primarily due to a new municipal loan relationship. Commercial and industrial agriculture loans increased by $3.0 million, or 21.8%, from March 31, 2014 to March 31, 2015, while other non-real estate secured commercial and industrial purpose loans were up from $30.7 million as of March 31, 2014, to $33.0 million as of March 31, 2015, a $2.3 million, or 7.5% increase.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The consumer loan portfolio decreased to $3.3 million at March 31, 2015, from $3.7 million at March 31, 2014. Consumer loans made up 0.8% of total loans on March 31, 2014, and 0.7% of total loans on March 31, 2015. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2015	2014	2014
	$	$	$

Nonaccrual loans	645	967	1,036
Loans past due 90 days or more and still accruing	407	384	673
Troubled debt restructurings	—	—	—
Total non-performing loans	1,052	1,351	1,709

Other real estate owned	108	69	39

Total non-performing assets	1,160	1,420	1,748

Non-performing assets to net loans	0.24%	0.31%	0.40%

The total balance of non-performing assets decreased by $588,000, or 33.6%, from March 31, 2014 to March 31, 2015, and decreased by $260,000, or 18.3%, from December 31, 2014 to March 31, 2015. The decrease from the prior year’s period was due to a decrease in nonaccrual loans and loans past due 90 days or more which were partially offset by an increase in other real estate owned. The decrease since December 31, 2014, was due to a decrease in nonaccrual loans due to a charged-off commercial loan relationship in the first quarter of 2015. The Corporation remains very low versus the peer group with a 0.24% non-performing asset ratio. There were no loans classified as a TDR as of March 31, 2015, December 31, 2014, or March 31, 2014. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the slightly improved but continued weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans is low with the level of non-performing and classified loans declining from the higher levels experienced in prior years.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Other real estate owned (OREO) is shown at the lower of cost or fair market value, net of anticipated selling costs. As of March 31, 2014 and December 31, 2014, the OREO balance consisted of one residential property, although it was not the same borrower or property at the end of these periods. The property held at March 31, 2014, with a $39,000 fair market value was sold during the second quarter of 2014. A new property with a fair market value of $69,000 was held as of December 31, 2014, but sold in the first quarter of 2015. Also during the first quarter of 2015, the Corporation acquired two OREO properties with a combined value of $108,000 which were still held as of March 31, 2015.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the three-month periods ended March 31, 2015 and March 31, 2014. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2015	2014
	$	$

Balance at January 1,	7,141	7,219
Loans charged off:
Real estate	272	—
Commercial and industrial	—	—
Consumer	1	15
Total charged off	273	15

Recoveries of loans previously charged off:
Real estate	2	9
Commercial and industrial	70	43
Consumer	—	—
Total recovered	72	52
Net loans (recovered) charged off	201	(37)

Provision charged (credited) to operating expense	200	(200)

Balance at March 31,	7,140	7,056

Net charge-offs (recoveries) as a % of average total loans outstanding	0.04%	(0.01% )

Allowance at end of period as a % of total loans	1.48%	1.58%

Charge-offs for the three months ended March 31, 2015, were $273,000, compared to $15,000 for the same period in 2014. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first three months of 2015, there was one commercial real estate loan that was charged off for $272,000 as well as one small consumer loan. In the first three months of 2014, only $15,000 in charge-offs occurred in the form of four small consumer loans. This resulted in the increased level of charge-offs in the first quarter of 2015 compared to 2014.

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

The Corporation’s total classified loans based on outstanding balances were $20.1 million as of March 31, 2015, $19.6 million as of December 31, 2014, and $17.1 million as of March 31, 2014. Having more loans in a classified status will result in a higher allowance as higher projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. As of December 31, 2014, there was a specifically allocated allowance amount of $1,000 against the classified loans, but no specifically allocated allowance was required as of March 31, 2014, or March 31, 2015. While the level of classified loans could have a significant bearing on the allowance, currently they are not having a material influence. The classified loans could require larger provision amounts due to a higher potential risk of loss, so as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance. The Corporation’s level of classified loans is down significantly from several years ago with steady declines since 2011 although the current balance does show an increase over the prior year’s balance.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation continues to experience very low net charge-off percentages due to strong credit practices. For the first three months of 2015, net charge-offs as a percentage of average total loans outstanding was 0.04%, which is higher than the previous year when a net recovery position resulted in a ratio of (0.01%), but is still running at a very low historical level. Management continually monitors delinquencies, classified loans, and charge-off activity closely, and is not anticipating significant increases throughout the remainder of 2015. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The allowance as a percentage of total loans was 1.48% as of March 31, 2015, 1.52% as of December 31, 2014, and 1.58% as of March 31, 2014. Management anticipates that the rate of decline in the allowance percentage will slow during the remainder of 2015, as the allowance balance is increased with additional provision expense. It is typical for the allowance for loan losses to contain a small amount of excess reserves. Management desires that the amount of excess reserve in the allowance for loan losses be maintained between 5% and 10%. At the end of each of the four quarters in 2014, the excess was at 8% or above. The excess reserve stood at 5.5% as of March 31, 2015, therefore management was at the lower side of its preferred range of excess reserve. This makes it more likely that provision expense will continue to occur until the excess provision is at higher levels.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $0.5 million, or 2.2%, to $22.3 million as of March 31, 2015, from $22.8 million as of March 31, 2014. As of March 31, 2015, $95,000 was classified as construction in process compared to $81,000 as of March 31, 2014.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $3.6 million of regulatory stock holdings as of March 31, 2015, consisted of $3.4 million of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $3.4 million on March 31, 2015, and March 31, 2014, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

The FHLB of Pittsburgh has paid a quarterly dividend since the resumption of their dividend in the first quarter of 2012. Most recently the dividend yield was 4.00% annualized for the first quarter of 2015. In addition, the FHLB paid a special dividend in the first quarter of 2015 due to their record earnings and strong financial position as of December 31, 2014. Management continues to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Deposits

The Corporation’s total ending deposits decreased by $4.1 million, or 0.6%, and increased by $28.0 million, or 4.2%, from December 31, 2014, and March 31, 2014, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity market led customers back to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed slightly since March 31, 2014, with the changes being a $23.4 million, or 12.8% increase, in non-interest bearing demand deposit accounts, a $3.6 million, or 43.4% increase, in interest bearing demand deposits, a $5.1 million, or 7.9% increase, in money market balances, a $12.3 million, or 9.7% increase, in savings account balances, and a $2.5 million, or 35.0% increase, in brokered time deposits. Partially offsetting these increases, NOW accounts decreased by $2.2 million, or 3.1%, and time deposits decreased by $16.7 million, or 8.1%, from March 31, 2014 to March 31, 2015.

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

The Deposits by Major Classification table, shown below, provides the balances of each category for March 31, 2015, December 31, 2014, and March 31, 2014.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2015	2014	2014
	$	$	$

Non-interest bearing demand	205,830	210,444	182,420
Interest bearing demand	11,799	14,039	8,226
NOW accounts	69,319	72,951	71,565
Money market deposit accounts	69,886	69,442	64,770
Savings accounts	140,062	131,206	127,735
Time deposits	189,065	191,927	205,773
Brokered time deposits	9,646	9,642	7,144
Total deposits	695,607	699,651	667,633

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of March 31, 2015, time deposit balances, excluding brokered deposits, had decreased $2.9 million, or 1.5%, and $16.7 million, or 8.1%, from December 31, 2014 and March 31, 2014, respectively. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas. Management anticipates that the recent declines in time deposits will likely continue until interest rates increase and cause more of a separation between longer-term rates and overnight rates.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Time deposits have FDIC insurance coverage insuring no loss of principal up to $250,000 per account, based on certain account structures. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the $250,000 FDIC insurance coverage on all deposit accounts was made permanent. This has caused an increase in the percentage of time deposits over $100,000 held by the Corporation. While total time deposits continue to decline in the present environment, the percentage of time deposits over $100,000 compared to total time deposits has increased and is expected to remain at these higher percentages due to the FDIC coverage. Time deposits in their entirety have decreased and are expected to further decline until the Federal Reserve acts to increase short term interest rates.

Borrowings

Total borrowings were $70.5 million, $62.3 million, and $68.1 million as of March 31, 2015, December 31, 2014, and March 31, 2014, respectively. Of these amounts, $4.9 million and $3.1 million reflect short term funds for March 31, 2015 and March 31, 2014, respectively. The Corporation had no short-term funds borrowed as of December 31, 2014. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $65.5 million as of March 31, 2015, $62.3 million as of December 31, 2014, and $65.0 million as of March 31, 2014. The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers. The repurchase agreement portion of the long-term debt was $10.0 million at March 31, 2015 and December 31, 2014, and $15.0 million at March 31, 2014. FHLB long-term advances were $55.5 million at March 31, 2015, $52.3 million at December 31, 2014, and $50.0 million at March 31, 2014. Both FHLB advances and repurchase agreements are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances at significant rate savings. In the current interest rate environment, management has preferred to seek new long-term borrowings from FHLB rather than through repurchase agreements. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of March 31, 2015, the Corporation was significantly under this policy guideline at 7.0% of asset size with $60.5 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of March 31, 2015, the Corporation was significantly under this policy guideline at 74.5% of capital with $70.5 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings well within these policy guidelines throughout all of 2014 and through the first three months of 2015.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $263.9 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels. The Corporation maintains capital ratios well above those minimum levels and higher than the Corporation’s national peer group average. As of March 31, 2015, the Corporation was in the 67th percentile in tier I risk-based capital to risk weighted assets and total risk based capital to risk weighted assets, based on the national Uniform Bank Performance Report (UBPR). The Bank’s tier I capital to risk weighed assets stood at 15.5% compared to 14.5% for the peer group. The Bank’s total capital to risk-weighted assets was 16.8% compared to the peer group average of 15.7%. The risk-weighted capital ratios are calculated by dividing capital by total risk-weighted assets. Regulatory guidelines determine the risk-weighted assets by assigning assets to one of four risk-weighted categories. The calculation of tier I capital to risk-weighted average assets does not include an add-back to capital for the amount of the allowance for loan losses, thereby making this ratio lower than the total capital to risk-weighted assets ratio.

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of March 31, 2015	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	17.1%	8.0%	10.0%
Bank	16.8%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	15.8%	6.0%	8.0%
Bank	15.5%	6.0%	8.0%

Tier I Capital to Average Assets
Consolidated	10.8%	4.0%	5.0%
Bank	10.6%	4.0%	5.0%

As of December 31, 2014
Total Capital to Risk-Weighted Assets
Consolidated	17.3%	8.0%	10.0%
Bank	17.2%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.1%	4.0%	6.0%
Bank	15.9%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.7%	4.0%	5.0%
Bank	10.6%	4.0%	5.0%

As of March 31, 2014
Total Capital to Risk-Weighted Assets
Consolidated	17.9%	8.0%	10.0%
Bank	17.9%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	16.7%	4.0%	6.0%
Bank	16.6%	4.0%	6.0%

Tier I Capital to Average Assets
Consolidated	10.9%	4.0%	5.0%
Bank	10.9%	4.0%	5.0%

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

The Corporation’s dividends per share for the three months ended March 31, 2015, were $0.27, compared to $0.26 for the three months ended March 31, 2014. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier I capital to average assets between 10.0% and 12.0%. The Corporation’s current tier I capital ratio is 10.8%. As a secondary measurement, the capital plan also targets a long term dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, the Corporation’s goal is to maintain and target a payout ratio within this range. For the three months ended March 31, 2015, the payout ratio was higher than the Capital plan range at 52.9% but has not had a material impact to the Corporation’s level of capital. The higher dividend payout ratio in the first quarter of 2015 is primarily due to weaker first quarter earnings. This ratio should decrease if earnings increase throughout the remainder of 2015. Management’s goal is to maintain all regulatory capital ratios at current levels. Future dividend payout ratios are dependent on the future level of earnings and other factors that impact the level of capital.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of March 31, 2015, the Corporation showed an unrealized gain, net of tax, of $2,161,000, compared to an unrealized gain of $1,002,000 at December 31, 2014, and an unrealized loss of $1,767,000 as of March 31, 2014. These unrealized gains and losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

•	A minimum ratio of common equity tier I capital to risk-weighted assets of 4.5%.
•	A minimum ratio of tier I capital to risk-weighted assets of 6%.
•	A minimum ratio of total capital to risk-weighted assets of 8%.
•	A minimum leverage ratio of 4%.

In addition, the final rules established a common equity tier I capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations will begin on January 1, 2016.

Under the initially proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier I capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election was made by the Corporation with the filing of the first quarter Call Report as of March 31, 2015.

The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier I capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009, and banking organizations that were mutual holding companies as of May 19, 2010. The Corporation does not have trust preferred securities or cumulative perpetual preferred stock with no plans to add these to the capital structure.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Management has evaluated the impact of the above rules on levels of the Corporation’s capital. The final rulings were highly favorable in terms of the items that would have a more significant impact to the Corporation and community banks in general. Specifically, the AOCI final ruling, which would have had the greatest impact, now provides the Corporation with an opt-out provision. The final ruling on the risk weightings of mortgages was favorable and did not have a material negative impact. The rulings as to trust preferred securities, preferred stock, and securitization of assets are not applicable to the Corporation, and presently the revised treatment of MSAs are not material to capital. The remaining changes to risk weightings on several items mentioned above such as past-due loans and certain commercial real estate loans do not have a material impact to capital presently, but could change as these levels change.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

March 31,
2015
$
Commitments to extend credit:
Revolving home equity	36,932
Construction loans	14,972
Real estate loans	27,834
Business loans	82,351
Consumer loans	1,372
Other	3,556
Standby letters of credit	10,279

Total	177,296

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

Holding Company Capital Requirements

Dodd-Frank requires the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier I capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets. Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, are consistent with safety and soundness.

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

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Prohibition Against Charter Conversions of Troubled Institutions

Dodd-Frank prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating thereto.

Interstate Branching

Dodd-Frank authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Limits on Interstate Acquisitions and Mergers

Dodd-Frank precludes a bank holding company from engaging in an interstate acquisition – the acquisition of a bank outside its home state – unless the bank holding company is both well capitalized and well managed. Furthermore, a bank may not engage in an interstate merger with another bank headquartered in another state unless the surviving institution will be well capitalized and well managed. The previous standard in both cases was adequately capitalized and adequately managed.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the Corporation is subject to three primary risks:

•	Credit risk
•	Liquidity risk
•	Interest rate risk

The Board of Directors has established an Asset Liability Management Committee (ALCO) to measure, monitor, and manage these primary market risks. The Asset Liability Policy has instituted guidelines for all of these primary risks, as well as other financial performance measurements with target ranges. The Asset Liability goals and guidelines are consistent with the Strategic Plan goals related to financial performance.

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The Corporation was within internal gap guidelines for all ratios as of March 31, 2015. The gap ratios as of March 31, 2015, had not changed significantly since December 31, 2014, with a one-year gap of 80% and a three-year gap of 92%, compared to 93% and 98%, respectively, as of December 31, 2014.

Management has been maintaining higher levels of cash and cash equivalents to assist in offsetting the Corporation’s relatively long securities portfolio, which has helped to maintain the gap ratios at their current levels. The strategy of maintaining higher cash levels to improve gap ratios and act as an immediate hedge against liquidity risk and interest rate risk is expected to continue until the securities portfolio is materially shorter in duration. The Corporation’s securities portfolio measurements of duration and price volatility have been declining for the last several quarters and are expected to continue this trend. More recently, management has been selling longer tax-free municipal securities in favor of purchasing shorter taxable corporate securities.

Index ENB FINANCIAL CORP Management’s Discussion and Analysis

It is possible that short term rates will increase in the latter part of 2015, so management’s current position is to increase maturity gap percentages slightly in preparation for higher rates and still maintain them within guidelines. Higher gap ratios will help the Corporation when rates do rise, and it is important to take action to increase gap ratios in future quarters. The risk in maintaining high gap percentages is that, should interest rates not rise, management will have a higher amount of maturing assets that will reprice at lower rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which negatively impacts the Corporation’s interest income and margin. The risk of liabilities repricing at higher interest rates is very low in the present environment as over half of the Corporation’s deposits are core deposits with no repricing expected to occur in the near future. The remainder of the Corporation’s maturing liabilities made up of time deposits and borrowings are generally repricing to lower interest rates. Therefore, higher levels of liabilities repricing would currently benefit the Corporation. However, as a Federal Reserve rate increase becomes more imminent, deposit rates will likely need to be increased in order to retain balances and react to competition. This will act to significantly limit any further savings on interest expense.

Given the limited desirable rates currently available to the deposit customer, management does not perceive significant risk that deposits maturing in the shorter time frames will leave the Corporation. It is likely that, should market interest rates rise materially in the remainder of 2015, customer behavior patterns would change and deposits would be more rate sensitive with a portion potentially leaving the Corporation. The Corporation has experienced a steady growth in both non-interest bearing and interest bearing funds during this historically low interest rate environment; however, deposit balances have actually decreased through the first quarter of 2015.

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

Ideally, management would prefer to maintain slightly higher six-month and one-year gap ratios than the current levels in order to prepare for rates-up, while still maintaining a higher three-year gap ratio to be positioned to reinvest assets after interest rates have increased significantly over a period of time. For example, even if the FOMC were to begin increasing short-term interest rates in late 2015, it would likely be at least until 2016 before interest rates would likely near the highs of the next rate cycle. The Corporation’s significantly high overnight cash position is to counter the relatively light initial cash ladder of the securities portfolio and will allow the Corporation to immediately invest in higher yielding instruments when interest rates rise. The risk of carrying large cash balances and positioning for higher interest rates too early may subject the Corporation to more repricing risk and lower net interest margin. Currently, the Corporation’s net interest margin is improving slightly from levels in the previous quarter, but not from the prior year’s levels due to lower security yields resulting from higher amortization and lower loan yields resulting from competitive pricing in the current interest rate environment. Management’s future asset liability decisions will be dependent upon improvements in asset yield as well as the expected timing of short-term rate increases. Management expects that the gap ratios will remain within the established guidelines throughout the remainder of 2015.

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
63

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of March 31, 2015, the Corporation was within guidelines for all of the above measurements. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management has been carrying an average of $25 million to $40 million of cash and cash equivalents on a daily basis throughout the first three months of 2015, and expects this will continue in the near future. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of March 31, 2015. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

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

The first quarter 2015 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of March 31, 2015, the Corporation was well within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios show a positive impact to net interest income although significant improvements are not reflected until rates increase 300 or 400 basis points. The increase in net interest income in the up-rate scenarios is largely due to the increase in variable rate loans that has occurred during this historically low rate environment and the higher cash balances held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates. Loan rates will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase. Additionally, deposit rates may level off more when market rates increase by 300 or 400 basis points where variable loan rates will still increase by the same amount as the Prime rate. The increases in net interest income in the up-rate scenarios are slightly lower than the increases reflected at December 31, 2014, but importantly still show improved net interest income. It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities, which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario. However, even in the highly unlikely down-rate scenarios, the Corporation’s exposure to declining net interest income is still within policy guidelines.

Management’s primary concern in this current rate environment is with the most likely scenario of higher interest rates; therefore, they are reviewed with more scrutiny. For the rates-up 100 basis point scenario, net interest income increased minimally by 1.0% compared to the rates unchanged scenario. This minimal increase reflects the fact that some loans are priced at floor rates of 4.00% currently and would not be able to immediately reprice by the full amount of the rate movement. However, in the remaining rates-up scenarios, the net interest income increases more substantially reflecting the full repriceabilty of the Corporation’s interest-earning assets. For the rates-up 200, 300, and 400 basis point scenarios, net interest income increased by 2.0%, 6.1%, and 11.0%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, -15%, and -20% for the rates up 100, 200, 300, and 400 basis point scenarios, respectively.

The positive impact of significantly higher rates is primarily due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the Corporation’s relatively high interest earning cash balances and that component of the loans and securities portfolios that reprice in less than one year. This more than offsets the increase in interest expense caused by repricing deposits and borrowings, where they are only repricing by a fraction of the rate change. The more aggressive rates-up scenarios also benefit from known historical experience of deposit rate increases lagging and a slowing in the pace of the actual rate increase as interest rates continue to rise. This in essence allows management the ability to neutralize the impact of higher rates by controlling the large amount of liabilities that are repricing. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly during the remainder of 2015.

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

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of March 31, 2015, the Corporation was within guidelines for all scenarios with the rates-up exposures showing slightly more volatility than the December 31, 2014 measurements. The increase in fair value exposure since December 31, 2014, can be primarily attributed to holding lower levels of cash that have no fair value risk as well as having fewer long-term liabilities. The value of non-interest bearing deposit accounts has always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation, representing a decrease in liabilities as interest rates rise.

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

The results as of March 31, 2015, indicate that the Corporation’s net portfolio value would experience a slight valuation gain of 2.3% in the rates-up 100 basis point scenario, and losses of 1.6%, 5.5% and 13.3% in the rates-up 200, 300, and 400 basis point scenarios, respectively. Management’s maximum permitted declines in net portfolio value by policy are -7.5% for rates-up 100 basis points, graduating up to -30% for rates-up 400 basis points. A valuation loss indicates that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The more significant valuation losses represented in the higher rates-up scenarios are indicative of the Corporation’s longer-term assets like residential mortgages and municipal securities showing significant declines in value as interest rates increase further. However, the value of the cash held by the Corporation and the non-interest bearing deposits helps to offset this negative exposure to a large degree. It is not anticipated that these exposures to valuation changes will change materially during the remainder of 2015. Additionally, based on three past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, when short term interest rates do increase. The Corporation’s core deposits have been stable through a number of rate cycles.

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

Index ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2015, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index ENB FINANCIAL CORP

PART II – OTHER INFORMATION

March 31, 2015

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. Management has not identified any new risk factors since the December 31, 2014 Form 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended March 31, 2015.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

January 2015	—	—	—	17,510
February 2015	—	—	—	17,510
March 2015	4,400	$32.90	4,400	13,110

Total	4,400

*On August 13, 2008, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans previously mentioned. The first purchase of common stock under this plan occurred on August 27, 2008. By March 31, 2015, a total of 126,890 shares were repurchased at a total cost of $3,374,000 for an average cost per share of $26.59. Management may choose to repurchase additional shares during the remainder of 2015.

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

ENB Financial Corp
(Registrant)

Dated: May 14, 2015	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
Chief Executive Officer and President

Dated: May 14, 2015	By:	/s/ Scott E. Lied
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

