Form 10-Q
period 2015-06-30
ENB Financial Corp
filed 2015-08-13
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐         No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 7, 2015, the registrant had 2,854,302 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

June 30, 2015

Index

ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,	June 30,
	2015	2014	2014
	$	$	$
ASSETS
Cash and due from banks	12,497	16,727	14,663
Interest-bearing deposits in other banks	24,469	26,685	30,358

Total cash and cash equivalents	36,966	43,412	45,021

Securities available for sale (at fair value)	296,059	295,822	307,797

Loans held for sale	1,294	506	108

Loans (net of unearned income)	484,803	471,168	448,150

Less: Allowance for loan losses	7,249	7,141	6,968

Net loans	477,554	464,027	441,182

Premises and equipment	22,045	22,447	22,606
Regulatory stock	4,037	3,227	4,034
Bank owned life insurance	23,449	20,603	20,239
Other assets	8,284	7,164	9,475

Total assets	869,688	857,208	850,462

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	207,826	210,444	183,149
Interest-bearing	494,724	489,207	500,552

Total deposits	702,550	699,651	683,701

Short-term borrowings	4,930	—	5,410
Long-term debt	67,094	62,300	69,150
Other liabilities	2,408	2,490	2,586

Total liabilities	776,982	764,441	760,847

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,853,869
(Issued 2,869,557 and Outstanding 2,856,836 as of 12/31/14)
(Issued 2,869,557 and Outstanding 2,856,993 as of 6/30/14)	574	574	574
Capital surplus	4,388	4,375	4,361
Retained earnings	88,721	87,200	85,229
Accumulated other comprehensive income (loss), net of tax	(481)	1,002	(189)
Less: Treasury stock cost on 15,688 shares (12,721 shares
as of 12/31/14 and 12,564 shares as of 6/30/14)	(496)	(384)	(360)

Total stockholders' equity	92,706	92,767	89,615

Total liabilities and stockholders' equity	869,688	857,208	850,462

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	5,026	4,817	9,975	9,596
Interest on securities available for sale
Taxable	804	1,063	1,804	2,222
Tax-exempt	805	849	1,571	1,720
Interest on deposits at other banks	19	19	33	27
Dividend income	64	77	207	132

Total interest and dividend income	6,718	6,825	13,590	13,697

Interest expense:
Interest on deposits	610	777	1,284	1,566
Interest on borrowings	341	440	681	868

Total interest expense	951	1,217	1,965	2,434

Net interest income	5,767	5,608	11,625	11,263

Provision (credit) for loan losses	100	(100)	300	(300)

Net interest income after provision (credit) for loan losses	5,667	5,708	11,325	11,563

Other income:
Trust and investment services income	316	285	671	650
Service fees	485	424	886	814
Commissions	503	494	968	960
Gains on securities transactions, net	600	582	1,161	1,267
Impairment losses on securities:
Impairment gains on investment securities	—	—	—	15
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	—	—	—	(37)
Net impairment losses on investment securities	—	—	—	(22)
Gains on sale of mortgages	236	92	389	130
Earnings on bank-owned life insurance	174	159	334	314
Other income	80	132	186	235

Total other income	2,394	2,168	4,595	4,348

Operating expenses:
Salaries and employee benefits	3,674	3,481	7,376	6,911
Occupancy	524	459	1,078	975
Equipment	298	268	566	528
Advertising & marketing	161	125	317	255
Computer software & data processing	384	396	758	795
Shares tax	195	183	391	366
Professional services	437	353	754	680
Other expense	514	524	1,097	1,077

Total operating expenses	6,187	5,789	12,337	11,587

Income before income taxes	1,874	2,087	3,583	4,324

Provision for federal income taxes	278	347	521	746

Net income	1,596	1,740	3,062	3,578

Earnings per share of common stock	0.56	0.61	1.07	1.25

Cash dividends paid per share	0.27	0.27	0.54	0.53

Weighted average shares outstanding	2,852,353	2,854,878	2,854,804	2,854,498

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	$	$	$	$

Net income	1,596	1,740	3,062	3,578

Other comprehensive income, net of tax:
Net change in unrealized gains:

Other-than-temporarily impaired securities available for sale:

Gains arising during the period	—	—	—	15
Income tax effect	—	—	—	(5)
	—	—	—	10

Losses recognized in earnings	—	—	—	22
Income tax effect	—	—	—	(7)
	—	—	—	15
Unrealized holding gains on other-than-temporarily impaired
securities available for sale, net of tax	—	—	—	25

Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	(3,403)	2,972	(1,086)	6,912
Income tax effect	1,157	(1,010)	369	(2,350)
	(2,246)	1,962	(717)	4,562

Gains recognized in earnings	(600)	(582)	(1,161)	(1,267)
Income tax effect	204	198	395	431
	(396)	(384)	(766)	(836)
Unrealized holding gains (losses) on securities available for sale not
other-than-temporarily impaired, net of tax	(2,642)	1,578	(1,483)	3,726

Other comprehensive income (loss), net of tax	(2,642)	1,578	(1,483)	3,751

Comprehensive Income (Loss)	(1,046)	3,318	1,579	7,329

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2015	2014
	$	$
Cash flows from operating activities:
Net income	3,062	3,578
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	2,844	2,268
Increase in interest receivable	(15)	(161)
Decrease in interest payable	(64)	(14)
Provision (credit) for loan losses	300	(300)
Gains on securities transactions, net	(1,161)	(1,267)
Impairment losses on securities	—	22
Gains on sale of mortgages	(389)	(130)
Loans originated for sale	(12,961)	(4,266)
Proceeds from sales of loans	12,562	4,347
Earnings on bank-owned life insurance	(334)	(314)
(Gain)/Loss on sale of other real estate owned	20	(9)
Depreciation of premises and equipment and amortization of software	765	719
Deferred income tax	(50)	309
Other assets and other liabilities, net	(220)	(2,127)
Net cash provided by operating activities	4,359	2,655

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	31,750	14,613
Proceeds from sales	76,539	69,513
Purchases	(112,363)	(86,877)
Proceeds from sale of other real estate owned	122	48
Purchase of regulatory bank stock	(942)	(685)
Redemptions of regulatory bank stock	132	311
Purchase of bank-owned life insurance	(2,512)	(14)
Net increase in loans	(14,059)	(9,995)
Purchases of premises and equipment	(316)	(261)
Purchase of computer software	(139)	(109)
Net cash used for investing activities	(21,788)	(13,456)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	10,953	27,329
Net decrease in time deposits	(8,054)	(254)
Net increase in short-term borrowings	4,930	1,510
Proceeds from long-term debt	12,794	9,150
Repayments of long-term debt	(8,000)	(5,000)
Dividends paid	(1,541)	(1,514)
Treasury stock sold	257	239
Treasury stock purchased	(356)	(215)
Net cash provided by financing activities	10,983	31,245
Increase (decrease) in cash and cash equivalents	(6,446)	20,444
Cash and cash equivalents at beginning of period	43,412	24,577
Cash and cash equivalents at end of period	36,966	45,021

Supplemental disclosures of cash flow information:
Interest paid	2,029	2,448
Income taxes paid	445	250

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned from loans	137	56
Fair value adjustments for securities available for sale	(2,249)	5,683

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the second quarter of 2015, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2014.

2.	Securities Available for Sale

The amortized cost and fair value of securities held at June 30, 2015 and December 31, 2014, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
June 30, 2015
U.S. government agencies	34,568	5	(306)	34,267
U.S. agency mortgage-backed securities	39,263	119	(323)	39,059
U.S. agency collateralized mortgage obligations	60,728	341	(669)	60,400
Corporate bonds	60,684	77	(452)	60,309
Obligations of states and political subdivisions	96,028	1,637	(1,188)	96,477
Total debt securities	291,271	2,179	(2,938)	290,512
Marketable equity securities	5,517	34	(4)	5,547
Total securities available for sale	296,788	2,213	(2,942)	296,059

December 31, 2014
U.S. government agencies	46,577	110	(528)	46,159
U.S. agency mortgage-backed securities	37,946	138	(134)	37,950
U.S. agency collateralized mortgage obligations	48,690	55	(679)	48,066
Corporate bonds	65,274	145	(311)	65,108
Obligations of states and political subdivisions	90,628	2,961	(258)	93,331
Total debt securities	289,115	3,409	(1,910)	290,614
Marketable equity securities	5,189	19	—	5,208
Total securities available for sale	294,304	3,428	(1,910)	295,822

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at June 30, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)
	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	21,498	21,431
Due after one year through five years	105,917	105,402
Due after five years through ten years	73,700	73,439
Due after ten years	90,156	90,240
Total debt securities	291,271	290,512

Securities available for sale with a par value of $73,680,000 and $75,013,000 at June 30, 2015, and December 31, 2014, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $78,488,000 at June 30, 2015, and $78,269,000 at December 31, 2014.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	$	$	$	$
Proceeds from sales	36,304	28,253	76,539	69,513
Gross realized gains	644	777	1,253	1,751
Gross realized losses	44	195	92	484

SUMMARY OF GAINS AND LOSSES ON SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	$	$	$	$
Gross realized gains	644	777	1,253	1,751

Gross realized losses	44	195	92	484
Impairment on securities	—	—	—	22
Total gross realized losses	44	195	92	506

Net gains on securities	600	582	1,161	1,245

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. Prior to June 30, 2014, the Corporation had a small number of private collateralized mortgage obligations (PCMOs) of which all but one had impairment recorded at some point in the past. During the second quarter of 2014, the three PCMOs remaining in the Corporation’s securities portfolio were sold. No other securities in the portfolio had other-than-temporary impairment recorded in 2014 or 2015.

Information pertaining to securities with gross unrealized losses at June 30, 2015, and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of June 30, 2015
U.S. government agencies	18,060	(196)	3,905	(110)	21,965	(306)
U.S. agency mortgage-backed securities	17,914	(216)	2,683	(107)	20,597	(323)
U.S. agency collateralized mortgage obligations	22,198	(458)	8,935	(211)	31,133	(669)
Corporate bonds	35,675	(424)	3,181	(28)	38,856	(452)
Obligations of states & political subdivisions	34,360	(934)	8,499	(254)	42,859	(1,188)

Total debt securities	128,207	(2,228)	27,203	(710)	155,410	(2,938)

Marketable equity securities	107	(4)	—	—	107	(4)

Total temporarily impaired securities	128,314	(2,232)	27,203	(710)	155,517	(2,942)

As of December 31, 2014
U.S. government agencies	9,676	(30)	19,689	(498)	29,365	(528)
U.S. agency mortgage-backed securities	7,412	(18)	5,412	(116)	12,824	(134)
U.S. agency collateralized mortgage obligations	25,314	(403)	11,222	(276)	36,536	(679)
Corporate bonds	33,413	(227)	9,855	(84)	43,268	(311)
Obligations of states & political subdivisions	2,710	(29)	16,720	(229)	19,430	(258)

Total temporarily impaired securities	78,525	(707)	62,898	(1,203)	141,423	(1,910)

In the debt security portfolio there were 122 positions that were carrying unrealized losses as of June 30, 2015. In the equity security portfolio there were three positions that were carrying unrealized losses as of June 30, 2015. There were no instruments considered to be other-than-temporarily impaired at June 30, 2015.

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables reflect the amortized cost, market value, and unrealized loss as of June 30, 2014, on the PCMO securities held which had impairment taken in the year. There were no impairment charges in 2015 since all of the PCMO securities were sold during 2014. In 2014, there was one PCMO that had impairment taken during the first quarter prior to the sale of the remaining PCMO portfolio. The values shown below are after the Corporation recorded year-to-date impairment charges of $22,000 through June 30, 2014. The $22,000 was deemed to be a credit loss and was the amount that management expected the principal losses would be by the time the securities matured. Because all of the remaining PCMO securities were sold during the second quarter of 2014, there are no temporary market value losses remaining at June 30, 2015.

SECURITY IMPAIRMENT CHARGES

(DOLLARS IN THOUSANDS)

As of June 30, 2014
	Book	Market	Unrealized	Impairment
	Value	Value	Loss	Charge
	$	$	$	$

Impaired private collateralized mortgage obligations	—	—	—	(22)

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held:

CREDIT LOSSES RECOGNIZED IN EARNINGS ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	$	$	$	$

Beginning balance	—	1,170	—	1,148

Credit losses on debt securities for which other-than-
temporary impairment has not been previously recognized	—	—	—	—

Additional credit losses on debt securities for which other-
than-temporary impairment was previously recognized	—	—	—	22

Sale of debt securities with previously recognized impairment	—	(1,170)	—	(1,170)

Ending balance	—	—	—	—

With the sale of the remaining PCMO portfolio during the second quarter of 2014, there are no remaining impairment balances as of June 30, 2015.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

3.	Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of June 30, 2015, and December 31, 2014:

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	June 30,	December 31,
	2015	2014
	$	$
Commercial real estate
Commercial mortgages	95,009	95,914
Agriculture mortgages	150,380	140,322
Construction	7,823	7,387
Total commercial real estate	253,212	243,623

Consumer real estate (a)
1-4 family residential mortgages	122,642	123,395
Home equity loans	12,007	12,563
Home equity lines of credit	30,482	27,308
Total consumer real estate	165,131	163,266

Commercial and industrial
Commercial and industrial	33,046	31,998
Tax-free loans	12,843	11,806
Agriculture loans	16,455	16,496
Total commercial and industrial	62,344	60,300

Consumer	3,606	3,517

Gross loans prior to deferred fees	484,293	470,706
Less:
Deferred loan costs, net	(510)	(462)
Allowance for loan losses	7,249	7,141
Total net loans	477,554	464,027

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $26,631,000 and $16,670,000 as of June 30, 2015, and December 31, 2014, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of June 30, 2015 and December 31, 2014. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

June 30, 2015	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	88,461	147,490	6,535	32,117	10,396	16,271	301,270
Special Mention	908	858	—	56	2,447	27	4,296
Substandard	5,640	2,032	1,288	873	—	157	9,990
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	95,009	150,380	7,823	33,046	12,843	16,455	315,556

December 31, 2014	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	82,478	135,298	5,350	31,006	11,806	16,255	282,193
Special Mention	2,649	3,237	—	29	—	29	5,944
Substandard	10,787	1,787	2,037	963	—	212	15,786
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	95,914	140,322	7,387	31,998	11,806	16,496	303,923

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of June 30, 2015 and December 31, 2014:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

June 30, 2015	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	122,255	12,007	30,482	3,603	168,347
Non-performing	387	—	—	3	390

Total	122,642	12,007	30,482	3,606	168,737

December 31, 2014	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	123,023	12,551	27,308	3,517	166,399
Non-performing	372	12	—	—	384

Total	123,395	12,563	27,308	3,517	166,783

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of June 30, 2015 and December 31, 2014:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
June 30, 2015	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	130	181	—	311	94,698	95,009	—
Agriculture mortgages	—	—	—	—	150,380	150,380	—
Construction	—	—	—	—	7,823	7,823	—
Consumer real estate
1-4 family residential mortgages	817	33	387	1,237	121,405	122,642	387
Home equity loans	46	—	—	46	11,961	12,007	—
Home equity lines of credit	—	—	—	—	30,482	30,482	—
Commercial and industrial
Commercial and industrial	18	—	56	74	32,972	33,046	—
Tax-free loans	—	—	—	—	12,843	12,843	—
Agriculture loans	—	—	—	—	16,455	16,455	—
Consumer	12	17	3	32	3,574	3,606	3
Total	1,023	231	446	1,700	482,593	484,293	390

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2014	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	189	266	455	95,459	95,914	—
Agriculture mortgages	—	—	—	—	140,322	140,322	—
Construction	—	—	—	—	7,387	7,387	—
Consumer real estate
1-4 family residential mortgages	665	349	372	1,386	122,009	123,395	372
Home equity loans	78	14	12	104	12,459	12,563	12
Home equity lines of credit	13	—	—	13	27,295	27,308	—
Commercial and industrial
Commercial and industrial	21	73	—	94	31,904	31,998	—
Tax-free loans	—	—	—	—	11,806	11,806	—
Agriculture loans	—	—	—	—	16,496	16,496	—
Consumer	23	1	—	24	3,493	3,517	—
Total	800	626	650	2,076	468,630	470,706	384

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2015 and December 31, 2014:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	June 30,	December 31,
	2015	2014
	$	$

Commercial real estate
Commercial mortgages	465	894
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	—
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	56	73
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	521	967

As of June 30, 2015 and December 31, 2014, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three and six months ended June 30, 2015 and June 30, 2014, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	$	$	$	$

Average recorded balance of impaired loans	1,920	2,580	2,043	2,617
Interest income recognized on impaired loans	21	27	45	55

Interest income on impaired loans would have increased by approximately $6,000 and $13,000 for the three and six months ended June 30, 2015, compared to $10,000 and $22,000 for the three and six months ended June 30, 2014, had these loans performed in accordance with their original terms.

During the six months ended June 30, 2015 and 2014, there were no loan modifications made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of June 30, 2015, December 31, 2014, and June 30, 2014:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	465	1,038	—	607	—
Agriculture mortgages	1,360	1,360	—	1,375	43
Construction	—	—	—	—	—
Total commercial real estate	1,825	2,398	—	1,982	43

Commercial and industrial
Commercial and industrial	56	62	—	61	2
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	56	62	—	61	2

Total with no related allowance	1,881	2,460	—	2,043	45

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	465	1,038	—	607	—
Agriculture mortgages	1,360	1,360	—	1,375	43
Construction	—	—	—	—	—
Total commercial real estate	1,825	2,398	—	1,982	43

Commercial and industrial
Commercial and industrial	56	62	—	61	2
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	56	62	—	61	2

Total	1,881	2,460	—	2,043	45

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2014	3,834	1,367	1,301	66	573	7,141

Charge-offs	(272)	—	—	(1)	—	(273)
Recoveries	2	—	70	—	—	72
Provision	623	(283)	(147)	(11)	18	200

Balance - March 31, 2015	4,187	1,084	1,224	54	591	7,140

Charge-offs	—	—	(2)	(3)	—	(5)
Recoveries	1	—	11	2	—	14
Provision	(29)	(20)	157	22	(30)	100

Ending Balance - June 30, 2015	4,159	1,064	1,390	75	561	7,249

During the six months ended June 30, 2015, provision expense was recorded for the commercial real estate segment with minimal provisions or credit provisions recorded in all other loan categories. There were $272,000 of commercial real estate loan charge-offs during the first quarter of 2015, which increased the historical loss rates and ultimately resulted in a higher required reserve amount for the commercial real estate category. Qualitative factors have been shifting, with more factors declining than increasing. The consumer real estate area had declines in five of nine qualitative factors resulting in a lower required provision. To a lesser degree, the historic loss experience on commercial and industrial loans has been very favorable with more recoveries than charge-offs and two qualitative factors were reduced, resulting in a lower required provision. The consumer loan area saw three qualitative factors reduced with one increased, resulting in a lower required provision on a much smaller loan amount. The higher commercial real estate loan charge-offs and loan growth during the first quarter of 2015 overshadowed the reduction in provisions in the other areas, resulting in a higher total provision required through June 30, 2015.

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

During the six months ended June 30, 2014, credit provisions were recorded for the commercial real estate, commercial and industrial, and consumer loan categories while there was provision expense required for the consumer real estate loan category. There had been no commercial loan charge-offs during the past year, which reduced the historical loss rates and ultimately resulted in a lower required reserve amount for the commercial loan categories. Qualitative factors have been shifting, with some increasing and some decreasing, but overall, qualitative factors across the board have been declining. Conversely, factors in the allowance calculation related to consumer real estate were increased in the first half of 2014 as a result of the mortgage initiative and focus on increasing volume in this area.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of June 30, 2015 and December 31, 2014:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of June 30, 2015:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated
for impairment	4,159	1,064	1,390	75	561	7,249

Loans receivable:
Ending balance	253,212	165,131	62,344	3,606		484,293
Ending balance: individually evaluated
for impairment	1,825	—	56	—		1,881
Ending balance: collectively evaluated
for impairment	251,387	165,131	62,288	3,606		482,412

As of December 31, 2014:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	1	—	—	—	—	1
Ending balance: collectively evaluated
for impairment	3,833	1,367	1,301	66	573	7,140

Loans receivable:
Ending balance	243,623	163,266	60,300	3,517		470,706
Ending balance: individually evaluated
for impairment	2,285	—	73	—		2,358
Ending balance: collectively evaluated
for impairment	241,338	163,266	60,227	3,517		468,348

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of June 30, 2015, and December 31, 2014, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	June 30, 2015
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	34,267	—	34,267
U.S. agency mortgage-backed securities	—	39,059	—	39,059
U.S. agency collateralized mortgage obligations	—	60,400	—	60,400
Corporate bonds	—	60,309	—	60,309
Obligations of states & political subdivisions	—	96,477	—	96,477
Marketable equity securities	5,547	—	—	5,547

Total securities	5,547	290,512	—	296,059

On June 30, 2015, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of June 30, 2015, the CRA fund investments had a $5,000,000 book and fair market value and the bank stock portfolio had a book value of $517,000, and fair market value of $547,000.

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

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no level III securities as of June 30, 2015 or December 31, 2014.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2015 and December 31, 2014, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	June 30, 2015
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	1,881	1,881
OREO	—	—	64	64
Total	—	—	1,945	1,945

	December 31, 2014
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	2,357	2,357
OREO	—	—	69	69
Total	—	—	2,426	2,426

The Corporation had a total of $1,881,000 of impaired loans as of June 30, 2015, with no specific allocation against these loans and $2,358,000 of impaired loans as of December 31, 2014, with $1,000 of specifically allocated allowance against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The Corporation’s OREO balance consisted of one residential property that was classified as OREO as of June 30, 2015, and a different residential property that was classified as OREO as of December 31, 2014, and sold prior to June 30, 2015. Management has estimated the current value of the OREO property held at June 30, 2015, at $64,000 utilizing level III pricing. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

June 30, 2015
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	1,881	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

OREO	64	Appraisal of	Appraisal
		collateral (1),(3)	adjustments (2)	-40% (-40%)
Liquidation
			expenses (2)	-1% (-1%)

December 31, 2014
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,357	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

OREO	69	Appraisal of	Appraisal
		collateral (1),(3)	adjustments (2)	-40% (-40%)
Liquidation
			expenses (2)	-1% (-1%)

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Corporation's financial instruments at June 30, 2015 and December 31, 2014, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	June 30, 2015
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	36,966	36,966	36,966	—	—
Securities available for sale	296,059	296,059	5,547	290,512	—
Regulatory stock	4,037	4,037	4,037	—	—
Loans held for sale	1,294	1,294	1,294	—	—
Loans, net of allowance	477,554	482,248	—	—	482,248
Accrued interest receivable	3,721	3,721	3,721	—	—
Bank owned life insurance	23,449	23,449	23,449	—	—

Financial Liabilities:
Demand deposits	207,826	207,826	207,826	—	—
Interest-bearing demand deposits	10,446	10,446	10,446	—	—
NOW accounts	80,571	80,571	80,571	—	—
Money market deposit accounts	67,843	67,843	67,843	—	—
Savings accounts	142,350	142,350	142,350	—	—
Time deposits	193,514	194,695	—	—	194,695
Total deposits	702,550	703,731	509,036	—	194,695

Short-term borrowings	4,930	4,930	4,930	—	—
Long-term debt	67,094	67,671	—	—	67,671
Accrued interest payable	522	522	522	—	—

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

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of June 30, 2015, firm loan commitments were $33.9 million, unused lines of credit were $155.1 million, and open letters of credit were $10.9 million. The total of these commitments was $199.9 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

7.	Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2014	1,002
Other comprehensive income before reclassifications	1,529
Amount reclassified from accumulated other comprehensive income	(370)
Period change	1,159

Balance at March 31, 2015	2,161
Other comprehensive loss before reclassifications	(2,246)
Amount reclassified from accumulated other comprehensive loss	(396)
Period change	(2,642)

Balance at June 30, 2015	(481)

Balance at December 31, 2013	(3,940)
Other comprehensive income before reclassifications	2,610
Amount reclassified from accumulated other comprehensive income	(437)
Period change	2,173

Balance at March 31, 2014	(1,767)
Other comprehensive income before reclassifications	1,962
Amount reclassified from accumulated other comprehensive income	(384)
Period change	1,578

Balance at June 30, 2014	(189)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended June 30,
	2015	2014	Affected Line Item in the
	$	$	Statements of Income
Securities available-for-sale:
Net securities gains reclassified into earnings	600	582	Gains on securities transactions, net
Related income tax expense	(204)	(198)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	396	384

(1) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Six Months
	Ended June 30,
	2015	2014	Affected Line Item in the
	$	$	Statements of Income
Securities available-for-sale:
Net securities gains reclassified into earnings	1,161	1,267	Gains on securities transactions, net
Related income tax expense	(395)	(431)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	766	836

Net impairment losses reclassified into earnings	—	(22)	Net impairment losses on investment securities
Related income tax expense	—	7	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	—	(15)
Total reclassifications for the period	766	821

(1) Amounts in parentheses indicate debits.

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

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. Topic 260, Earnings Per Share, contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (EITF) Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships. Under Topic 260, master limited partnerships apply the two-class method of calculating earnings per unit because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash in accordance with the contractual rights contained in the partnership agreement. The amendments in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The Update applies to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient. Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity's financial statements. Earlier application is permitted. This Update is not expected to have a significant impact on the Corporation’s financial statements.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

In May 2015, the FASB issued ASU 2015-08, Business Combinations - Pushdown Accounting - Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance (Topic 944) - Disclosure about Short-Duration Contracts. The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services-Insurance. The amendments require insurance entities to disclose for annual reporting periods certain information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses, described in Topic 944. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	National and local economic conditions
•	Real estate market and its impact on the loan portfolio
•	Monetary and interest rate policies of the Federal Reserve Board
•	Volatility of the securities markets including the valuation of securities
•	Future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government
•	Effects of slow economic conditions and the prolonged economic weakness, specifically the effect on loan customers to repay loans
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Changes in customer behavior impacting deposit levels and loan demand
•	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	Results of the regulatory examination and supervision process
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
•	The impact of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations issued thereunder
•	Possible impacts of the capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules
•	Disruptions due to flooding, severe weather, or other natural disasters.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Results of Operations

Overview

The Corporation recorded net income of $1,596,000 and $3,062,000 for the three and six-month periods ended June 30, 2015, an 8.3% and 14.4% decrease respectively, from the $1,740,000 and $3,578,000 earned during the same periods in 2014. The earnings per share, basic and diluted, were $0.56 and $1.07 for the three and six months ended June 30, 2015, compared to $0.61 and $1.25 for the same periods in 2014.

The two primary reasons for the decline in earnings were an increase in the provision for loans losses and an increase in operational expenses for the year-to-date period. The Corporation recorded $100,000 and $300,000 of expense related to the provision for loan losses for the three and six months ended June 30, 2015, respectively, compared to a credit provision of $100,000 and $300,000 for the same periods in 2014. The increase in provision expense was primarily due to charge-offs recorded in the first quarter of 2015, as well as loan portfolio growth through the six months ended June 30, 2015. The increase in charge-offs recorded in 2015 resulted in higher historical loss factors, which caused the higher required provision. Low levels of delinquent, non-performing, and classified loans, as well as minimal charge-offs over the past years resulted in the need to reduce the allowance for loan losses by recording a credit provision in the prior year. The allowance as a percentage of total loans was 1.50% as of June 30, 2015, compared to 1.55% as of June 30, 2014. More detail is provided in the Provision for Loan Losses section that follows and the Allowance for Loan Losses section under Financial Condition.

Operating expenses increased by $398,000, or 6.9%, and $750,000, or 6.5%, for the three and six months ended June 30, 2015, compared to the same periods in the prior year. Personnel costs increased by $193,000, or 5.5%, and $465,000, or 6.7%, for the three and six months ended June 30, 2015, compared to 2014, due to new staff positions as well as higher benefit costs associated with new and existing staff. The personnel costs increase was largely the result of additional staffing in the mortgage department, but there was also a new information system position and three position upgrades in the operations, loans, and legal areas. The mortgage area is undergoing an expansion while the added and upgraded positions are largely to cover new requirements of the Dodd-Frank Act.

In the other income area, net gains on securities increased by $18,000, or 3.1%, and decreased by $84,000, or 6.7%, for the three-month and six-month periods ended June 30, 2015, compared to the same periods in 2014. Net gains on the sale of mortgages increased by $144,000, or 156.5%, and $259,000, or 199.2%, for the three and six months ended June 30, 2015. More detail is provided under the Other Income and Operating Expense sections under Results of Operations.

The Corporation’s net interest income for the three and six months ended June 30, 2015, increased from the same periods in 2014. For the three months ended June 30, 2015, net interest income was $5,767,000, compared to $5,608,000 for the same quarter of 2014, a $159,000, or 2.8% increase. The Corporation’s net interest margin was 3.09% for the second quarter of 2015, compared to 3.10% for the second quarter of 2014. The Corporation’s year-to-date net interest margin was 3.11% through June 30, 2015, compared to 3.16% for the same period in 2014.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the three and six-month periods ended June 30, 2015, compared to the same periods in the prior year due to the decrease in the Corporation’s income and an increase in asset and capital levels.

Key Ratios
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Return on Average Assets	0.74%	0.83%	0.71%	0.87%
Return on Average Equity	6.85%	7.92%	6.61%	8.32%

Index

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

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In the first six months of 2015, NII generated 71.7% of the Corporation’s gross revenue, which consists of net interest income and non-interest income, compared to 72.1% in the first six months of 2014. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $461,000 and $900,000 for the three and six months ended June 30, 2015, compared to $473,000 and $948,000 for the same periods in 2014.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	$	$	$	$
Total interest income	6,718	6,825	13,590	13,697
Total interest expense	951	1,217	1,965	2,434

Net interest income	5,767	5,608	11,625	11,263
Tax equivalent adjustment	461	473	900	948

Net interest income (fully taxable equivalent)	6,228	6,081	12,525	12,211

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect net interest income:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. The Federal funds rate has not changed since December of 2008. While the Federal Reserve has not changed the Federal funds rate over the past six years, it has been utilizing a number of other granted powers to help stimulate the economy while managing monetary policy, including maintaining low levels of inflation. This period of over six years with extremely low overnight rates is the lowest and longest in U.S. history. Prior to the filing of this document, the Federal Reserve Bank chose to hold the Federal Funds target rate at 0.25% on July 29, 2015. However, it is likely that the Federal Reserve will act to increase the overnight rates at one of the three remaining 2015 Federal Reserve Board meetings, the first being on September 17, 2015, with subsequent meetings of October 28, 2015 and December 16, 2015.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate has also not moved from its historic low of 3.25% since December 16, 2008.

The fact that the Federal funds rate and the Prime rate have remained at these very low levels for over six years has made it difficult to grow the NII of the Corporation as the net interest margin has declined. During the first half of 2015, management was able to grow interest-earning assets 4.3% over the first half of 2014. Net interest income on a tax equivalent basis increased by $314,000, or 2.6%, but the Corporation’s margin still showed a decline from the prior year’s period. This is typical in a prolonged low rate environment when additional savings on interest expense are limited, while yields on the Corporation’s longer assets continue to reprice to lower levels. This causes a decline in the Corporation’s margin, but the impact of the decrease in margin can be offset by sufficient increases in interest earning assets, causing an increase in NII.

The extended extremely low Federal funds rate has enabled management to reduce the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense, while the decrease in the Prime rate has reduced the yield on the Corporation’s Prime-based loans. In this environment, the Corporation’s fixed rate loans and securities have generally repriced to lower rates as they mature or reach the end of their fixed-rate period. This has occurred over the past six years and continues to cause lower yields on the Corporation’s assets.

Security yields fluctuate more rapidly than loan yields based primarily on the changes to the U.S. Treasury rates and yield curve. With lower U.S. Treasury rates on average in the first half of 2015 compared to 2014, most of the security reinvesting was occurring at lower rates. As the volume of securities sold at gains continued at a higher level, this also resulted in more reinvestment at lower rates. Management did generally direct a portion of the security sale proceeds into loan growth. Additionally, management repositioned within the security portfolio and purchased shorter assets, which affected security yield. Meanwhile, the Corporation’s loan yield has continued to decline as new loans are going on at lower rates in 2015 and previous years. Management does price a minority portion of business and consumer loans above the Prime rate on variable rate loans, which helps with loan yield, however, these rates on average are still lower than the typical fixed rate loan. Therefore, any increases in total variable rate loans will generally reduce overall loan portfolio yield. An element of the Corporation’s Prime-based commercial loans is priced above the Prime rate based on the level of credit risk of the borrower. Additionally, certain variable rate consumer loans are priced above Prime. Prime-based pricing continues to be driven largely by local competition.

Mid-term and long-term interest rates generally declined throughout the first quarter of 2015 then increased throughout the second quarter of 2015 with little moves up and down, but ultimately ending higher than they were at the end of 2014. However, rates on average were lower than they were during the first half of 2014. The 10-year U.S. Treasury yield stood at 2.35% on June 30, 2015, compared to 2.17% at December 31, 2014 and 2.53% at June 30, 2014. Lower U.S. Treasury rates during the first quarter of 2015 provided opportunities to sell securities at gains. Even with slightly higher rates during the second quarter of 2015, a number of securities were sold at significant gains.

While it is becoming increasingly difficult to achieve savings on the Corporation’s overall cost of funds, management was able to selectively reprice longer-term time deposits and borrowings to lower levels during the first half of 2015 resulting in continued savings. Only time deposit terms three years or longer are repricing at lower rates, providing interest expense savings on deposits. It is not anticipated that interest rates on interest bearing core deposits can be reduced further in 2015 as these rates have already been reduced significantly over the course of the past few years. Borrowing costs, and the wholesale borrowing curves that they are based on, generally follow the direction and slope of the U.S. Treasury curve, however these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation was able to refinance longer-term borrowings at lower rates in the first half of 2015 and expects this trend to continue throughout the year as some advances at higher rates mature and are replaced by lower cost borrowings.

Management currently anticipates that the overnight interest rate and Prime rate will increase prior to the end of 2015. It is likely that the mid and long-term Treasury rates could increase throughout the course of the rest of the year in anticipation of a Federal Reserve rate movement. This would allow management to achieve higher earnings on assets given higher yielding securities and the ability to price new loans at higher market rates. If the Federal Reserve would act to increase overnight rates it is also possible that the yield curve could flatten, making it more difficult for management to increase the yield on earning assets and net interest margin, as generally the Corporation will make loans or reinvest into securities further out on the yield curve such as five-year instruments.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Generally, a flatter yield curve is not conducive to increasing net interest margin and net interest income. However, the Corporation has benefited from a gradual increase in the amount of variable rate loans. Approximately 25% of the Corporation’s loans are variable rate, which would reprice to a higher rate based on the Prime rate with any Federal Reserve increase. Higher amounts of variable rate loans would help in the event of a flatter yield curve but would likely not be sufficient alone to offset higher funding costs if short-term rates were to increase materially, therefore a lower margin would occur.

The Corporation’s margin was 3.08% for the second quarter of 2015, a two basis-point decline from the 3.10% for the second quarter of 2014. For the year-to-date period, the Corporation’s margin was 3.11%, a five basis-point decline from the 3.16% for the six months ended June 30, 2014. Although loan growth is occurring, it has been a challenge to increase loan pricing to the point where it is contributing to an increase in overall asset yield. As cost of funds savings become harder to achieve, the only way to materially increase net interest margin going forward will be through increases in asset yield. This was a challenge in the second quarter of 2015, and will likely remain a challenge. Any improvement in asset yields would be dependent on mid-term and longer-term interest rates increasing. This would assist with increased loan pricing and higher securities yields as a result of reduced amortization and higher yields being available at time of purchase.

As shown on the tables that follow, interest income, on an FTE basis for the quarter ended June 30, 2015, decreased by $119,000, or 1.6%, and interest expense decreased by $266,000, or 21.9%, compared to the same periods in 2014. For the six months ended June 30, 2015, on an FTE basis, interest income decreased by $155,000, or 1.1%, and interest expense decreased by $469,000, or 19.3%, compared to the six months ended June 30, 2014.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended June 30,
	2015			2014
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	24,015	18	0.31	23,055	20	0.35

Securities available for sale:
Taxable	199,109	824	1.66	207,194	1,088	2.10
Tax-exempt	95,296	1,207	5.07	102,179	1,269	4.97
Total securities (d)	294,405	2,031	2.76	309,373	2,357	3.05

Loans (a)	485,521	5,084	4.19	448,756	4,869	4.34

Regulatory stock	3,893	46	4.73	3,942	52	5.30

Total interest earning assets	807,834	7,179	3.55	785,126	7,298	3.72

Non-interest earning assets (d)	58,499			54,996

Total assets	866,333			840,122

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	156,415	70	0.18	151,231	67	0.18
Savings deposits	140,415	19	0.05	127,744	17	0.05
Time deposits	194,741	521	1.07	216,121	693	1.30
Borrowed funds	73,686	341	1.85	74,093	440	2.38
Total interest bearing liabilities	565,257	951	0.68	569,189	1,217	0.86

Non-interest bearing liabilities:

Demand deposits	204,832			179,711
Other	2,748			3,098

Total liabilities	772,837			751,998

Stockholders' equity	93,496			88,124

Total liabilities & stockholders' equity	866,333			840,122

Net interest income (FTE)		6,228			6,081

Net interest spread (b)			2.87			2.86
Effect of non-interest
bearing deposits			0.21			0.24
Net yield on interest earning assets (c)			3.08			3.10

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $486,000 as of June 30, 2015, and $389,000 as of June 30, 2014.  Such fees and costs recognized through income and included in the interest amounts totaled ($53,000) in 2015, and ($32,000) in 2014.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Six Months Ended June 30,
	2015			2014
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	22,095	33	0.30	17,880	27	0.31

Securities available for sale:
Taxable	204,651	1,841	1.80	201,713	2,269	2.25
Tax-exempt	93,174	2,355	5.06	102,740	2,571	5.00
Total securities (d)	297,825	4,196	2.82	304,453	4,840	3.18

Loans (a)	482,367	10,089	4.19	446,450	9,693	4.35

Regulatory stock	3,684	172	9.34	3,769	85	4.51

Total interest earning assets	805,971	14,490	3.60	772,552	14,645	3.80

Non-interest earning assets (d)	57,822			53,545

Total assets	863,793			826,097

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	157,081	140	0.18	146,360	128	0.18
Savings deposits	137,854	36	0.05	125,949	34	0.05
Time deposits	196,760	1,108	1.14	215,614	1,404	1.31
Borrowed funds	73,124	681	1.88	71,669	868	2.44
Total interest bearing liabilities	564,819	1,965	0.70	559,592	2,434	0.88

Non-interest bearing liabilities:

Demand deposits	202,801			176,506
Other	2,802			3,273

Total liabilities	770,422			739,371

Stockholders' equity	93,371			82,726

Total liabilities & stockholders' equity	863,793			822,097

Net interest income (FTE)		12,525			12,211

Net interest spread (b)			2.90			2.92
Effect of non-interest
bearing deposits			0.21			0.24
Net yield on interest earning assets (c)			3.11			3.16

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $471,000 as of June 30, 2015, and $373,000 as of June 30, 2014.  Such fees and costs recognized through income and included in the interest amounts totaled ($95,000) in 2015, and ($58,000) in 2014.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Loan yields were at historically low levels during 2014 and during the six months ended June 30, 2015, due to the extended low-rate environment as well as extremely competitive pricing for the limited number of quality loan opportunities in the market. The Corporation’s loan yield decreased 15 basis points in the second quarter of 2015 compared to the second quarter of 2014, and decreased 16 basis points for the first six months of 2015 compared to the same period in 2014. It is anticipated that these yields will improve in the coming months as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. Despite the lower yields, the growth in the loan portfolio resulted in interest income on loans increasing $215,000, or 4.4%, for the second quarter of 2015 compared to the second quarter of 2014. For the six months ended June 30, 2015, the Corporation’s interest income on loans increased $396,000, or 4.1%, compared to the same period in 2014.

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

Earnings and yields on the Corporation’s securities declined by 29 basis points for the second quarter of 2015 compared to the second quarter of 2014. For the year-to-date period ended June 30, 2015, the yield on the securities portfolio declined by 36 basis points compared to the year-to-date period in 2014. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. The Corporation’s taxable securities experienced a 44 basis-point decrease in yield for the three months ended June 30, 2015, and a 45 basis-point decrease in yield for the six months ended June 30, 2015, compared to the same periods in 2014. Most security reinvestment in the past few years has been occurring at lower rates and amortization has been higher in recent years due to faster prepayment speeds on MBS and CMO securities. Each time U.S. Treasury rates experience a decline, the prepayment speeds pick up and negatively impact the yield on these securities. Meanwhile, tax-exempt security yields increased by ten basis points and six basis points for the three and six-month periods ended June 30, 2015, compared to the same periods in 2014. The yields on these tax-exempt municipal bonds are not as quick to follow changes in the U.S. Treasury rates. They have been relatively stable despite significant movements in the 10-year U.S. Treasury from one year ago. As the 10-year U.S. Treasury rates declined, the spreads available on these securities increased, resulting in similar yields. Management was also selling out of lower yielding municipal bonds in an effort to improve overall municipal bond yield.

In the current rate environment with short-term rates extremely low and with small rate differences for longer-term deposits, the consumer is electing to stay short and maintain funds in accessible deposit instruments. As a result, the customer prefers keeping balances in both non-interest and interest bearing checking products and savings accounts. In addition to the consumer staying liquid with their available funds, there has been a general trend of funds flowing from time deposit accounts into both non-interest checking, NOW and savings accounts. The average balance of the Corporation’s interest bearing liabilities decreased during the three months ended June 30, 2015, and increased minimally during the six months ended June 30, 2015, compared to the same periods in 2014. The average balance of time deposits declined significantly in 2015 more than offsetting the increases in the other areas of NOW, MMDA, and savings accounts, causing total interest bearing funds to decrease. However, with more of the interest bearing funds in the form of NOW, MMDA, and savings accounts rather than time deposits, the average interest rate paid on all of these instruments is lower than previous, resulting in less interest expense.

Interest expense on deposits declined by $167,000 for the three months ended June 30, 2015, and $282,000 for the six months ended June 30, 2015, compared to the same periods in 2014. Demand and savings deposits reprice in entirety whenever the offering rates are changed. This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels. The annualized rate on interest bearing demand accounts was 0.18% for the three and six-month periods ended June 30, 2015, and 2014. The scope of further reductions in dollar amount of interest expense is very limited since rates cannot be reduced much lower. For the first six months of 2015, the average balances of interest bearing demand deposits increased by $10.7 million, or 7.3%, over the same period in 2014, while the average balance of savings accounts increased by $11.9 million, or 9.5%. This increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2015 compared to 2014.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During 2014 and through the first half of 2015, time deposit balances decreased. The decrease can be attributed to the lowest rates paid historically on time deposits, which has caused the differential between time deposit rates and rates on non-maturing deposits to be minimal. As a result, customers have elected to keep more of their funds in non-maturity deposits and less funds in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a lower cost and more balanced deposit funding position. The Corporation was able to reduce interest expense on time deposits by $172,000, or 24.8%, for the second quarter of 2015, compared to the same period in 2014, and $296,000, or 21.1%, for the six months ended June 30, 2015, compared to the same period in 2014. Average balances decreased by $21.3 million, or 9.9%, and $18.9 million, or 8.7%, for the three and six months ended June 30, 2015, compared to the same periods in 2014. The average annualized interest rate paid on time deposits decreased by 23 basis points for the three-month period and 17 basis points for the six-month period when comparing both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. Average short-term advances of $7,201,000 were utilized in the first half of 2015, compared to $4,900,000 in the first half of 2014. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. Average total borrowings decreased by $0.4 million, or 0.5%, in the second quarter of 2015, compared to the same quarter in 2014, and increased by $1.5 million, or 2.0%, for the six months ended June 30, 2015, compared to the same period in 2014. Interest expense was $99,000, or 22.5% lower, for the three-month period and $187,000, or 21.5% lower, for the six-month period when comparing 2015 to 2014, as a result of management refinancing maturing long-term advances to lower rates.

The NIM was 3.08% for the second quarter of 2015, and 3.11% for the six months ended June 30, 2015, compared to 3.10% and 3.16% for the same periods in 2014. For the quarter ended June 30, 2015, the net interest spread increased one basis point to 2.87%, from 2.86% for the same period in 2014. For the six-month period ended June 30, 2015, the net interest spread decreased two basis points to 2.90%, from 2.92% for the same period in 2014. The effect of non-interest bearing funds dropped three basis points for the three and six-month periods compared to the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities. For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 of non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses (ALLL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ALLL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a provision expense of $100,000 for the three months ended March 31, 2015, and $300,000 for the six months ended June 30, 2015, compared to credit provisions of $100,000 and $300,000 for the same periods in 2014. The analysis of the ALLL takes into consideration, among other things, the following factors:

•	levels and trends in delinquencies, nonaccruals, charge-offs and recoveries,
•	trends within the loan portfolio,
•	changes in lending policies and procedures,

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

Prior to 2012, the annual provision expense was at increased levels to account for difficult economic conditions that had an impact on the financial health of the Corporation’s borrowers and a direct impact on asset quality. Throughout 2014, after analysis of the factors listed above, the allowance for loan loss calculation resulted in a reduction of the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans. In the first half of 2015, increased charge-offs again resulted in the need to increase the Corporation’s provision expense. As of June 30, 2015, the Corporation’s net charge-offs were $193,000, compared to net recoveries of $49,000 during the first six months of 2014. This was largely responsible for the higher provision expense of $300,000 recorded in the first six months of 2015, compared to a $300,000 credit provision during the first six months of 2014. The higher charge-offs in the first six months of 2015 are the result of one $272,000 commercial loan charge-off in the first quarter of 2015, which completely charged off all the remaining loan balance to this borrower. This was the second charge-off related to this borrower. The first charge off was $204,000 and occurred in the fourth quarter of 2014. In addition to charge-offs and recoveries, management closely tracks delinquent, non-performing, and classified loans as a percentage of capital and of the loan portfolio.

As of June 30, 2015, total delinquencies represented 0.45% of total loans, compared to 0.58% as of June 30, 2014. These ratios are low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The prolonged economic downturn, including devaluation of residential and commercial real estate, had stressed these ratios in past periods. Valuations have recently shown improvements and the levels of classified loans have declined significantly, well below levels experienced in years prior to 2013. The delinquency and classified loan information is utilized in the quarterly allowance for loan loss (ALLL) calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. The level of actual charge-offs relative to the amount of recoveries can have a significant impact on the provision. Management had charge-offs that exceeded recoveries in the first quarter of 2015 which resulted in the need to record a provision expense for the year-to-date period.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

For both the first and second quarters of 2015, normal qualitative factor adjustments for expected loan losses were made, however the general trend is lower qualitative factors, which would cause a lower ALLL calculation. More qualitative factors were reduced than increased in both the first and second quarters of 2015. In the first quarter of 2015, stable employment, experience and depth in the lending area allowed for a reduction of this factor for all pools. The qualitative factor for trends in the nature and volume of the loans was lowered for agricultural dairy loans and consumer loans outside of home equity, as growth rates slowed. The most significant growth rate change has occurred in agricultural dairy loans where the Corporation has gone from a very high growth rate in 2013, to slowing over a period of several quarters, to declines in both the first and second quarters of 2015, allowing the adjustment to be cut in half since the second quarter of 2014. The qualitative factor for health of the national and local economic conditions was also lowered in the first quarter related to all consumer loans. In the second quarter of 2015, lower levels of delinquencies in business loans, business mortgages, and consumer credit lines allowed for a 5 basis point reduction in those areas, while an increase in growth trends of CRE loans, consumer credit lines, and personal loans resulted in an increase in those qualitative factors by 5 basis points.

The Corporation’s charge-offs and recoveries have a direct impact on the ALLL and the provision for loan losses. As of June 30, 2015, the Corporation’s net charge-offs were $193,000. This compares to net recoveries of $49,000 during the first six months of 2014. This was largely responsible for the higher provision expense of $300,000 recorded in the first six months of 2015, compared to a $300,000 credit provision during the first six months of 2014. The higher charge-offs in the first six months of 2015 are the result of one commercial loan charge-off in the first quarter of 2015. This was the second charge-off related to this borrower, with the first occurring in the fourth quarter of 2014. No additional charge-offs are expected on this borrower.

Management monitors the allowance as a percentage of total loans. The percentage of the allowance to total loans has decreased slightly since June 30, 2014 and December 31, 2014, but remains comparable with the peer group. As of June 30, 2015, the allowance as a percentage of total loans was 1.50%, down from 1.52% at December 31, 2014, and 1.55% at June 30, 2014. Management continues to evaluate the allowance for loan losses in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the allowance for loan losses is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Other Income

Other income for the second quarter of 2015 was $2,394,000, an increase of $226,000, or 10.4%, compared to the $2,168,000 earned during the second quarter of 2014. For the year-to-date period ended June 30, 2015, other income totaled $4,595,000, an increase of $247,000, or 5.7%, compared to the same period in 2014. The following tables detail the categories that comprise other income.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014
	$	$	$	%

Trust and investment services	316	285	31	10.9
Service charges on deposit accounts	273	285	(12)	(4.2)
Other service charges and fees	212	139	73	52.5
Commissions	503	494	9	1.8
Gains on securities transactions, net	600	582	18	3.1
Impairment losses on securities	—	—	—	—
Gains on sale of mortgages	236	92	144	156.5
Earnings on bank owned life insurance	174	159	15	9.4
Other miscellaneous income	80	132	(52)	(39.4)

Total other income	2,394	2,168	226	10.4

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014
	$	$	$	%

Trust and investment services	671	650	21	3.2
Service charges on deposit accounts	530	560	(30)	(5.4)
Other service charges and fees	356	254	102	40.2
Commissions	968	960	8	0.8
Gains on securities transactions, net	1,161	1,267	(106)	(8.4)
Impairment losses on securities	—	(22)	22	(100.0)
Gains on sale of mortgages	389	130	259	199.2
Earnings on bank owned life insurance	334	314	20	6.4
Other miscellaneous income	186	235	(49)	(20.9)

Total other income	4,595	4,348	247	5.7

Trust and investment services income increased $31,000, or 10.9%, and $21,000, or 3.2%, for the three and six months ended June 30, 2015, compared to the same periods last year. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the second quarter of 2015, traditional trust income increased by $15,000, or 7.7%, while income from alternative investments increased by $16,000, or 17.5%, compared to the second quarter of 2014. For the six months ended June 30, 2015, traditional trust services income increased by $8,000, or 1.8%, while income from alternative investment services increased by $13,000, or 6.2%, compared to the same period in 2014. Trust income was up for both periods as a result of both higher fees and higher trust valuations. Investment services income is dependent on new investment activity derived from the period and was up for both the three-month and six-month periods in both years. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, small business planning, and personal investment services in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Service charges on deposit accounts decreased by $12,000, or 4.2%, for the three months ended June 30, 2015, and $30,000, or 5.4%, for the six months ended June 30, 2015, compared to the same periods in 2014. Overdraft service charges are the largest component of this category and comprised approximately 81% of the total deposit service charges for the three months ended June 30, 2015, and 85% of the total deposit service charges for the six months ended June 30, 2015. Total overdraft fees decreased by $10,000, or 4.4%, and $24,000, or 5.2%, for the three and six months ended June 30, 2015, compared to the same periods in 2014. Management attributes lower overdraft fee income to changes in customer behavior. Customers have been more diligent in preventing overdrafts. No changes to Bank fees or policies have occurred. Most of the other service charge areas showed minimal increases or decreases from the prior year.

Other service charges and fees increased by $73,000, or 52.5%, and $102,000, or 40.2%, for the three and six months ended June 30, 2015, compared to the same periods in 2014. The quarterly and year-to-date increase is primarily due to an increase in loan administration fees that were higher by $36,000, or 107.6%, for the three-month period ended June 30, 2015, and $67,000, or 133.8%, for the six-month period ended June 30, 2015, compared to the same periods in the prior year. An increase in fees in the second quarter of 2014 as well as higher mortgage origination volume was responsible for this increase. Mortgage volume for 2015 is running at nearly three times the pace as the first half of 2014, a direct result of the resources allocated to the Corporation’s mortgage expansion. Fees for 30-year mortgage originations increased by $20,000, or 311.7%, and $22,000, or 179.8%, for the three and six months ended June 30, 2015, compared to the same periods in 2014. Letter of credit fees increased by $10,000, or 63.4%, and $3,000, or 6.5%, for the three and six months ended June 30, 2015, compared to the same periods in 2014. Various other fee income categories increased or decreased slightly.

For the three months ended June 30, 2015, $600,000 of gains on securities transactions excluding impairment were recorded compared to $582,000 for the same period in 2014. For the six months ended June 30, 2015, $1,161,000 of gains on securities transactions were recorded compared to $1,267,000 for the six months ended June 30, 2014. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. Gains or losses on securities fluctuate significantly based on market pricing and the volume of security sales. Generally, the lower U.S. Treasury yields, the more management will be motivated to pursue taking gains from the sale of securities. However, these market opportunities are evaluated subject to the Corporation’s other asset liability measurements and goals. The yield curve in the first half of 2015 and 2014 provided opportunities to take significant gains out of the portfolio although the year-to-date gains in 2015 were slightly lower than those recorded in the first half of 2014.

While there were no impairment losses for the six months ended June 30, 2015, there were impairment losses on securities of $22,000 for the six months ended June 30, 2014. Impairment losses occur when securities are written down to a lower value based on anticipated credit losses. The impairment losses recorded in 2014 were related to private collateralized mortgage obligations, which were all sold in the first half of 2014. Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section, under Financial Condition, in this filing.

Gains on the sale of mortgages were $236,000 for the three-month period ended June 30, 2015, compared to $92,000 for the same period in 2014, a $144,000, or 156.5% increase. Gains on the sale of mortgages for the six months ended June 30, 2015, increased by $259,000, or 199.2%, compared to the same period in 2014. Secondary mortgage financing activity drives the gains on the sale of mortgages, and the activity in the first half of 2015 was at increased levels due to the focus on the mortgage area as well as low mortgage rates. Market rates were significantly higher in the first half of 2014, namely the 10-year U.S. Treasury, which provides general guidance for mortgage pricing, averaged 2.69% compared to 2.07% in the first half of 2015. Management anticipates that gains should continue to increase throughout 2015 with an increased focus and resources deployed to grow the Corporation’s mortgage origination activity.

For the three months ended June 30, 2015, earnings on BOLI increased by $15,000, or 9.4%, and for the six months ended June 30, 2015, earnings on BOLI increased by $20,000, or 6.4%, compared to the same periods in 2014. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies, the actual annual return of the policies, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses. An additional investment of $2,500,000 was made into BOLI during the second quarter of 2015, resulting in the increased income for both the quarter and year-to-date periods.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The miscellaneous income category decreased by $52,000, or 39.4%, for the three months ended June 30, 2015, and by $49,000, or 20.9%, for the six months ended June 30, 2015, compared to the same periods in 2014. The primary reason for the decrease was a decrease in income in the second quarter and year-to-date periods in 2015 related to the provision for off balance sheet credit losses. Larger reductions to this off balance sheet credit provision occurred in the second quarter of 2014 than the second quarter of 2015. The larger reduction in the second quarter of 2014 also caused the first six months of 2014 to reflect more miscellaneous income than the same period of 2015. This income decreased by $51,000 for the second quarter of 2015, and $12,000 for the six months ended June 30, 2015, compared to the same periods in the prior year. Additionally, losses on the sale of OREO totaled $20,000 for the six months ended June 30, 2015, compared to gains of $9,000 for the six months ended June 30, 2014, making up the remainder of the year-to-date variance.

Operating Expenses

Operating expenses for the second quarter of 2015 were $6,187,000, an increase of $398,000, or 6.9%, compared to the $5,789,000 for the second quarter of 2014. For the year-to-date period ended June 30, 2015, operating expenses totaled $12,337,000, an increase of $750,000, or 6.5%, compared to the same period in 2014. The following tables provide details of the Corporation’s operating expenses for the three and six-month periods ended June 30, 2015, compared to the same periods in 2014.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014
	$	$	$	%
Salaries and employee benefits	3,674	3,481	193	5.5
Occupancy expenses	524	459	65	14.2
Equipment expenses	298	268	30	11.2
Advertising & marketing expenses	161	125	36	28.8
Computer software & data processing expenses	384	396	(12)	(3.0)
Bank shares tax	195	183	12	6.6
Professional services	437	353	84	23.8
Other operating expenses	514	524	(10)	(1.9)
Total Operating Expenses	6,187	5,789	398	6.9

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014
	$	$	$	%
Salaries and employee benefits	7,376	6,911	465	6.7
Occupancy expenses	1,078	975	103	10.6
Equipment expenses	566	528	38	7.2
Advertising & marketing expenses	317	255	62	24.3
Computer software & data processing expenses	758	795	(37)	(4.7)
Bank shares tax	391	366	25	6.8
Professional services	754	680	74	10.9
Other operating expenses	1,097	1,077	20	1.9
Total Operating Expenses	12,337	11,587	750	6.5

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise 60% of the Corporation’s total operating expenses. For the three months ended June 30, 2015, salaries and benefits increased $193,000, or 5.5%, from the same period in 2014. For the six months ended June 30, 2015, salaries and benefits increased $465,000, or 6.7%, compared to the six months ended June 30, 2014. Salaries increased by $134,000, or 5.2%, and employee benefits increased by $59,000, or 6.6%, for the three months ended June 30, 2015, compared to the same period in 2014. For the six months ended June 30, 2015, salary expense increased by $339,000, or 6.7%, while employee benefits increased by $126,000, or 6.9%, compared to the six months ended June 30, 2014. Salary and benefit expenses are growing primarily because of the expansion of the mortgage division and one additional information systems position, along with three position upgrades, affecting three different areas of the Bank. The three position upgrades involved operations, commercial lending, and legal. Additional mortgage positions are planned for the second half of 2015 but these will be phased in based on higher mortgage volume levels.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Occupancy expenses increased $65,000, or 14.2%, and $103,000, or 10.6%, for the three and six months ended June 30, 2015, compared to the same periods in the prior year. Lease expense increased by $17,000, or 150.8%, for the three months ended June 30, 2015, and $34,000, or 148.5%, for the six months ended June 30, 2015, compared to the same periods in the prior year due to the lease of additional office space in downtown Ephrata that occurred in the second quarter of 2014. Additional space was leased for loan operations, providing more room for commercial lending and the mortgage expansion at the main office location. Cleaning services were $34,000 for the second quarter of 2015 and $69,000 for the six-month period and are now being included in occupancy costs whereas in years prior to 2015 they were included with professional services.

Equipment expenses increased by $30,000, or 11.2%, for the three months ended June 30, 2015, and $38,000, or 7.2%, for the six months ended June 30, 2015, compared to the same periods in 2014. Furniture and equipment depreciation costs increased by $25,000, or 14.8%, and $48,000, or 14.4%, for the three and six months ended June 30, 2015, compared to the same periods in the prior year. Partially offsetting these increases, utilities costs decreased slightly for the quarter and by $17,000, or 5.3%, for the six months ended June 30, 2015, compared to the same periods in 2014, driven by a decrease in electricity costs. Equipment service contract expenses decreased by $14,000, or 18.8%, and $22,000, or 15.9%, for the three and six months ended June 30, 2015, compared to the same periods in 2014.

Advertising and marketing expenses increased $36,000, or 29.1%, and $62,000, or 24.2%, for the three and six months ended June 30, 2015, compared to the same periods in 2014. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses increased by $30,000, or 32.8%, and $44,000, or 24.4%, and the public relations expenses increased by $6,000, or 17.1%, and $18,000, or 24.1%, for the three and six months ended June 30, 2015, compared to the same periods in 2014. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is highly dependent upon the execution of those strategies.

Bank shares tax expense increased $12,000, or 6.6%, for the three months ended June 30, 2015, and $25,000, or 6.8%, for the six months ended June 30, 2015, compared to the same periods in 2014. In 2014, the PA Bank Shares Tax rate and formula was changed, resulting in a lower tax amount for the Corporation. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. Previously, the shares tax calculation formula utilized a rolling six-year average of taxable shares, which was the average shareholders’ equity of the Bank less the average amount of exempt U.S. obligations held. In 2014 the shares tax rate was reduced from 1.25% to 0.89%. Additionally, the calculation was changed to using a year-end balance of shareholders’ equity, less tax-exempt U.S. obligations held at year-end. While, the rate and formula change reduced Bank shares tax in 2014, normal growth of Bank shareholders’ equity and slightly lower exempt U.S. obligations held, caused the shares tax to increase in 2015.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Professional services expense increased $84,000, or 23.8%, and $74,000, or 10.9%, for the three and six months ended June 30, 2015, compared to the same periods in 2014. These services include accounting and auditing fees, legal fees, loan review fees, and fees for other third-party services. Legal fees increased by $27,000 for the quarter and $24,000 for the year-to-date period ended June 30, 2015, compared to the same periods in 2014 due to non-recurring fees associated with Corporate legal matters. Shareholder-related expenses increased by $16,000 and $12,000 for the three and six months ended June 30, 2015, compared to the same periods in 2014 primarily due to a switch in registrar and transfer agents. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes. For the three and six months ended June 30, 2015, the Corporation recorded Federal income tax expense of $278,000 and $521,000, compared to tax expense of $347,000 and $746,000 for the three and six months ended June 30, 2014. The effective tax rate for the Corporation was 14.8% for the three months ended June 30, 2015, and 14.5% for the six months ended June 30, 2015, compared to 16.6% and 17.3% for the same periods in 2014. The Corporation’s effective tax rate has historically been maintained at low levels primarily due to a relatively high level of tax-free municipal bonds held in the securities portfolio. The fluctuation of the effective tax rate will occur as a result of total tax-free revenue as a percentage of total revenue.

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

The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation’s Holding Company has very limited taxable corporate net income activities. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is subject to Pennsylvania Bank Shares Tax. Like Federal Corporate income tax, the Pennsylvania Bank Shares Tax is a significant expense for the Corporation, amounting to $195,000 in the second quarter of 2015 and $391,000 for the six months ended June 30, 2015, compared to $183,000 and $366,000 for the same periods in 2014. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair value. As of June 30, 2015, the Corporation had $296.1 million of securities available for sale, which accounted for 34.0% of assets, compared to 34.5% as of December 31, 2014, and 36.2% as of June 30, 2014. Based on ending balances, the securities portfolio decreased 3.8% from June 30, 2014, and increased 0.1% from December 31, 2014.

The securities portfolio was showing a net unrealized loss of $729,000 as of June 30, 2015, compared to an unrealized gain of $1,518,000 as of December 31, 2014, and an unrealized loss of $286,000 as of June 30, 2014. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates. Out of the three period-end dates noted above, the 10-year U.S. Treasury yield was at its highest on June 30, 2014, at 2.53%. The 10-year U.S. Treasury yield decreased to 2.17% as of December 31, 2014, but then increased again to 2.35% as of June 30, 2015. The likelihood of rates increasing further as of June 30, 2015, was impacting the valuation of the Corporation’s debt securities to a greater extent than it was a year earlier on June 30, 2014. The actual U.S. Treasury rates and forecasts for future interest rates will continue to impact the valuation of the Corporation’s debt securities.

The table below summarizes the Corporation’s cost, unrealized gain or loss position, and fair value for each sector of the securities available for sale portfolio for the periods ended June 30, 2015, December 31, 2014, and June 30, 2014.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
June 30, 2015
U.S. government agencies	34,568	(301)	34,267
U.S. agency mortgage-backed securities	39,263	(204)	39,059
U.S. agency collateralized mortgage obligations	60,728	(328)	60,400
Corporate bonds	60,684	(375)	60,309
Obligations of states and political subdivisions	96,028	449	96,477
Total debt securities	291,271	(759)	290,512
Marketable equity securities	5,517	30	5,547
Total securities available for sale	296,788	(729)	296,059

December 31, 2014
U.S. government agencies	46,577	(418)	46,159
U.S. agency mortgage-backed securities	37,946	4	37,950
U.S. agency collateralized mortgage obligations	48,690	(624)	48,066
Corporate bonds	65,274	(166)	65,108
Obligations of states and political subdivisions	90,628	2,703	93,331
Total debt securities	289,115	1,499	290,614
Marketable equity securities	5,189	19	5,208
Total securities available for sale	294,304	1,518	295,822

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
June 30, 2014
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

While interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income securities portfolio, there are also a number of other market factors that impact bond prices. While there is still an expectation of a Federal Reserve rate increase in late 2015, at present market interest rates remain compressed and have been range bound, operating in a fairly narrow range over the last twelve months. While any market rate increase would have a negative impact on the Corporation’s debt securities, the impact will vary according to the length and structure of each sector. It is not known when the Federal Reserve does act to increase the Fed funds rate, how mid-term and long-term rates will react. While management is planning for these rates to also increase, it is possible they would not increase to the same magnitude that short-term rates will increase. Therefore a flatter yield curve could develop. With the 10-year U.S. Treasury yield at 2.35% as of June 30, 2015, any significant increase in this rate would have a negative impact on the Corporation’s obligations of states and political subdivisions, referred to as municipal bonds. The municipal bond sector is the largest of the portfolio and as a result management will closely monitor the 10-year U.S. Treasury yield due to its impact on these securities. The other sectors of the portfolio have shorter lives and duration and would be more influenced by the 2-year and 5-year U.S. Treasury rates. It is anticipated that the current unrealized losses will increase further when market rates do begin to increase, either in anticipation of a Federal Reserve rate move, or after the Federal rate move.

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

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book value of $5.0 million. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price. The Corporation also has a small portfolio of bank stocks with a book value of $517,000. These equity holdings make up 1.9% of the Corporation’s securities available for sale.

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

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending
	June 30, 2015		December 31, 2014		June 30, 2014
	$	%	$	%	$	%

U.S. government agencies	34,267	11.5	46,159	15.6	38,865	12.6
U.S. agency mortgage-backed securities	39,059	13.2	37,950	12.8	55,849	18.1
U.S. agency collateralized mortgage obligations	60,400	20.4	48,066	16.2	58,697	19.1
Corporate debt securities	60,309	20.4	65,108	22.0	46,996	15.3
Obligations of states and political subdivisions	96,477	32.6	93,331	31.6	102,358	33.2
Equity securities	5,547	1.9	5,208	1.8	5,318	1.7

Total securities	296,059	100.0	295,822	100.0	308,083	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	risk-based capital considerations
•	Federal income tax considerations with regard to obligations of states and political subdivisions.

Since June of 2014, the most significant change occurring in the Corporation’s securities portfolio was a decrease in U.S. agency mortgage-backed securities (MBS) with an offsetting increase in corporate debt securities. While MBS securities provide a stable ladder of cash flows, the lack of a structure to limit prepayment speeds makes these securities susceptible to lower yields on any rate declines. The volatility of MBS prepayment speeds has caused management to not reinvest in this area. On the other hand, corporate securities provide strong yields for short maturity instruments, with no variation in yield performance. Corporate securities are viewed as key to maintaining the 0 to 5-year portion of the portfolio’s maturity ladder, so a steady stream of reinvestment would occur at higher rates given a future rates-up cycle. The more significant components of the securities portfolio along with a more detailed explanation of their changes are discussed below.

The Corporation’s U.S. government agency sector decreased by $4.6 million, or 11.8%, since June 30, 2014, but only saw the weighting reduced from 12.6% of the portfolio to 11.5%. Generally, management’s goal is to maintain agency securities at approximately 15% of the investment portfolio. Management does plan to reinvest in the Agency sector and increase the weighting going forward. Management will gauge reinvestment based on market opportunities and desires to maintain a minimum sector weighting. This sector is also important in maintaining adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as foundational to the portfolio.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s U.S. agency MBS and CMO sectors have decreased in total by $15.1 million, or 13.2%, since June 30, 2014. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS and CMO securities as a group is significant, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities. As a result of the volatility of MBS prepayment speeds, management has shifted the MBS/CMO allocation to a heavier weighting of CMOs in this combined sector.

As of June 30, 2015, the fair value of the Corporation’s corporate bonds increased by $13.3 million, or 28.3%, from balances at June 30, 2014. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. In the prolonged period of historically low interest rates, the municipal bond sector has far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds and these instruments experience significant fair market value gains when interest rates are low and market value losses when interest rates are higher. The market value of municipal holdings has declined from $102.4 million at June 30, 2014, to $96.5 million at June 30, 2015, a $5.9 million, or 5.8% decrease.

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

As of March 31, 2014, the Corporation held three PCMO securities with an amortized cost of $3.9 million. In the second quarter of 2014, all of the PCMO securities were sold as a result of more favorable market conditions and the ability to sell out of this security sector with minimal losses. Two of the three PCMOs sold during 2014 had below-investment-grade credit ratings and required impairment charges over the past number of years. With no securities remaining in this sector, the Corporation will no longer need to conduct quarterly impairment analysis on these securities and will save time on the administrative costs to continue to account for these PCMOs.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of June 30, 2015, twenty-two of the forty corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 98.8% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of June 30, 2015, all but two of the corporate bonds had at least one A3 or A- rating by one of the major credit rating services. The two unrelated corporate bonds, with a total book value of $2.2 million, did not have an A3 or A- rating as of June 30, 2015. These bonds were both rated Moody’s Baa1 and S&P BBB+, which are two levels above the minimum required to be considered investment grade. Management conducts ongoing monitoring of these bonds and has chosen to continue to hold these bonds. As of June 30, 2015, there were five corporate bonds with $8.5 million of par value that were carrying split ratings with one rating within policy limit and another rating below the initial policy purchase requirement but above investment grade. These securities are monitored on an ongoing basis to ensure these credits do not deteriorate further and remain at investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of June 30, 2015, no municipal bonds carried a credit rating under these levels.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Loans

Net loans outstanding increased by 8.3%, to $477.6 million at June 30, 2015, from $441.2 million at June 30, 2014. Net loans increased by 2.9%, an annualized rate of 5.8%, from $464.0 million at December 31, 2014. The following table shows the composition of the loan portfolio as of June 30, 2015, December 31, 2014, and June 30, 2014.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	June 30,		December 31,		June 30,
	2015		2014		2014
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	95,009	19.6	95,914	20.4	95,354	21.3
Agriculture mortgages	150,380	31.1	140,322	29.8	129,751	29.0
Construction	7,823	1.6	7,387	1.6	8,507	1.9
Total commercial real estate	253,212	52.3	243,623	51.8	233,612	52.2

Consumer real estate (a)
1-4 family residential mortgages	122,642	25.3	123,395	26.2	123,039	27.5
Home equity loans	12,007	2.5	12,563	2.7	9,994	2.2
Home equity lines of credit	30,482	6.3	27,308	5.8	24,158	5.4
Total consumer real estate	165,131	34.1	163,266	34.7	157,191	35.1

Commercial and industrial
Commercial and industrial	33,046	6.8	31,998	6.8	27,891	6.2
Tax-free loans	12,843	2.7	11,806	2.5	12,573	2.8
Agriculture loans	16,455	3.4	16,496	3.5	12,757	2.9
Total commercial and industrial	62,344	12.9	60,300	12.8	53,221	11.9

Consumer	3,606	0.7	3,517	0.7	3,723	0.8

Total loans	484,293	100.0	470,706	100.0	447,747	100.0
Less:
Deferred loan fees (costs), net	(510)		(462)		(403)
Allowance for loan losses	7,249		7,141		6,968
Total net loans	477,554		464,027		441,182

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $26,631,000 as of June 30, 2015, $16,670,000 as of December 31, 2014, and $8,138,000 as of June 30, 2014.

Since June 30, 2014, and December 31, 2014, loan growth occurred as a result of increases in agriculture mortgages, home equity lines of credit, and commercial and industrial loans. Agricultural lending has been an area of increased focus for the Corporation. The agricultural sector of the local economy has recovered much quicker than other elements such as construction, manufacturing, and service-related industries. Home equity lines of credit have grown in response to the low interest rate environment encouraging customers to utilize variable rate consumer borrowings in conjunction with several home equity specials that the Corporation has offered during 2014 and 2015. Commercial and industrial loan growth has occurred as a result of more businesses moving forward with loan needs as a result of slightly improved economic conditions and improved performance compared to prior years.

The composition of the loan portfolio has undergone relatively minor changes in recent years outside of the increases mentioned above. The total of all categories of real estate loans comprises 86% of total loans. At $253.2 million, commercial real estate is the largest category of the loan portfolio, consisting of 52.3% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans increased from $233.6 million as of June 30, 2014, to $253.2 million as of June 30, 2015, a $19.6 million, or 8.4% increase.

The growth in commercial real estate loans has occurred entirely in those secured by farmland. Agricultural mortgages increased from $129.8 million, or 55.6% of commercial real estate loans as of June 30, 2014, to $150.4 million, or 59.4% of commercial real estate loans as of June 30, 2015. Commercial mortgages and commercial construction loans did not change significantly since June 30, 2014, or December 31, 2014.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Consumer real estate loans make up 34.1% of the total loan portfolio with balances of $165.1 million. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 74.3% of total residential real estate loans and 25.3% of total loans. Traditional 10 to 20-year personal mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio. The Corporation experienced a slowdown in the number of residential mortgages made and held at the Bank in 2014 and into 2015, as the secondary mortgage market rates became extremely competitive and more customers were opting for this alternative. This activity drove gains on mortgages higher for the year, but did contribute to the decrease in outstanding balance of mortgages that were held on the Corporation’s balance sheet. Total personal residential mortgage balances decreased $0.4 million, or 0.3%, from June 30, 2014 to June 30, 2015, and $0.8 million, or 0.6%, from December 31, 2014, to June 30, 2015.

The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage originated over 20 years. While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold on the secondary market. The majority of the 30-year mortgages are sold with servicing retained. As customers look to refinance mortgages that are held on the Corporation’s balance sheet, many are taking advantage of the lower rates offered on the secondary market resulting in the conversion of the Corporation’s residential mortgages into mortgages sold on the secondary market. The new mortgages that the Corporation initiated during the six months ended June 30, 2015, were not enough to offset the normal amortization and paydowns of the existing portfolio of mortgages, which were higher than normal as a result of low market interest rates. Management expects internal mortgage loan production to improve throughout the remainder of 2015 as the Corporation focuses on strategically growing this area of the portfolio.

Second mortgages and home equity loans, fixed or variable rate, make up the remainder of the Corporation’s residential real estate loans. Requests for fixed-rate home equity loans have slowed in the current environment, while home equity lines of credit, which float on the Prime rate, have increased. From June 30, 2014, to June 30, 2015, fixed rate home equity loans have increased from $10.0 million to $12.0 million, a $2.0 million, or 20.0% increase. Home equity lines of credit increased from $24.2 million to $30.5 million, a $6.3 million, or 26.0% increase. The net of these two trends is an $8.3 million, or 24.3% increase, in total home equity loan balances.

The Corporation offered home equity loan specials during 2014 and 2015 that initiated growth in the variable rate line of credit area. Consumers are seeking the lowest interest rate to borrow money against their home value, which has resulted in more variable rate versus fixed rate financing. This trend is likely to continue while the Prime rate remains at 3.25%. It is expected that when the Federal Reserve acts to increase the overnight rate, and the Prime rate increases, the reaction will be that floating rate loans will become less attractive to borrowers who will act to protect themselves against further rate increases by converting to a fixed rate loan. Management anticipates moderate growth in the residential real estate area throughout the remainder of 2015 as this area is an area of strategic focus for the Corporation.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These loans are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The Corporation’s security position as to these loans can be further strengthened by obtaining the personal guarantees of the owners. This is a preferred approach to commercial accounts as it allows the Corporation to pursue assets of the owner in addition to assets of the commercial entity. Management can also obtain additional collateral by securing the inventory of the business. The portfolio of all types of commercial and industrial loans showed an increase of $9.1 million, or 17.1%, from June 30, 2014 to June 30, 2015. As of June 30, 2015, this category of commercial loans was made up of $33.0 million of commercial and industrial loans, $12.8 million of tax-free loans, and $16.5 million of agriculture loans. In the case of the Corporation, all of the $12.8 million of tax-free loans are to local municipalities. Commercial and industrial agriculture loans increased by $3.7 million, or 28.9%, from June 30, 2014 to June 30, 2015, while other non-real estate secured commercial and industrial purpose loans were up from $27.9 million as of June 30, 2014, to $33.0 million as of June 30, 2015, a $5.1 million, or 18.3% increase.

The consumer loan portfolio decreased to $3.6 million at June 30, 2015, from $3.7 million at June 30, 2014. Consumer loans made up 0.8% of total loans on June 30, 2014, and 0.7% of total loans on June 30, 2015. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2015	2014	2014
	$	$	$

Nonaccrual loans	521	967	969
Loans past due 90 days or more and still accruing	390	384	294
Troubled debt restructurings	—	—	—
Total non-performing loans	911	1,351	1,263

Other real estate owned	64	69	56

Total non-performing assets	975	1,420	1,319

Non-performing assets to net loans	0.20%	0.31%	0.30%

The total balance of non-performing assets decreased by $344,000, or 26.1%, from June 30, 2014 to June 30, 2015, and by $445,000, or 31.3%, from December 31, 2014 to June 30, 2015. The decrease from the prior year’s period was due to a decrease in nonaccrual loans, which was partially offset by a small increase in loans past due 90 days or more and still accruing. The decrease since December 31, 2014, was due to a decrease in nonaccrual loans due to a charged-off commercial loan relationship in the first quarter of 2015. The Corporation remains very low versus the peer group with a 0.20% non-performing asset ratio. There were no loans classified as a TDR as of June 30, 2015, December 31, 2014, or June 30, 2014. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the slightly improved but continued weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans is low with the level of non-performing and classified loans declining from the higher levels experienced in prior years.

Other real estate owned (OREO) is shown at the lower of cost or fair market value, net of anticipated selling costs. As of June 30, 2014, December 31, 2014, and June 30, 2015, the OREO balance consisted of one residential property, although it was not the same borrower or property at the end of these periods. The property held at June 30, 2014, with a $56,000 fair market value was sold during the fourth quarter of 2014. A new property with a fair market value of $69,000 was held as of December 31, 2014, but sold in the first quarter of 2015. The property held at June 30, 2015, had a fair market value, less anticipated selling costs, of $64,000 with sale scheduled to occur during the third quarter of 2015.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the six-month periods ended June 30, 2015 and June 30, 2014. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Three Months Ended
	June 30,
	2015	2014
	$	$

Balance at January 1,	7,141	7,219
Loans charged off:
Real estate	272	—
Commercial and industrial	2	—
Consumer	4	15
Total charged off	278	15

Recoveries of loans previously charged off:
Real estate	3	5
Commercial and industrial	81	59
Consumer	2	—
Total recovered	86	64
Net loans (recovered) charged off	192	(49)

Provision charged (credited) to operating expense	300	(300)

Balance at June 30,	7,249	6,968

Net charge-offs (recoveries) as a % of average total loans outstanding	0.04%	(0.01% )

Allowance at end of period as a % of total loans	1.50%	1.55%

Charge-offs for the six months ended June 30, 2015, were $278,000, compared to $15,000 for the same period in 2014. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first six months of 2015, there was one commercial real estate loan that was charged off for $272,000 making up the majority of this balance. In the first six months of 2014, only $15,000 in charge-offs occurred in the form of four small consumer loans. This resulted in the increased level of charge-offs in the six months ended June 30, 2015, compared to the same period in the prior year.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s total classified loans based on outstanding balances were $14.0 million as of June 30, 2015, $19.6 million as of December 31, 2014, and $17.5 million as of June 30, 2014. Having more loans in a classified status will result in a higher allowance as higher projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. As of December 31, 2014, there was a specifically allocated allowance amount of $1,000 against the classified loans, but no specifically allocated allowance was required as of June 30, 2014, or June 30, 2015. While the level of classified loans could have a significant bearing on the allowance, currently they are not having a material influence. The classified loans could require larger provision amounts due to a higher potential risk of loss, so as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance. The Corporation’s level of classified loans is down significantly from several years ago with steady declines since 2011 as well as a decline from balances at December 31, 2014 and June 30, 2014.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation continues to experience very low net charge-off percentages due to strong credit practices. For the first six months of 2015, net charge-offs as a percentage of average total loans outstanding was 0.04%, which is higher than the previous year when a net recovery position resulted in a ratio of (0.01%), but is still running at a very low historical level. Management continually monitors delinquencies, classified loans, and charge-off activity closely, and is not anticipating significant increases throughout the remainder of 2015. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

The allowance as a percentage of total loans was 1.50% as of June 30, 2015, 1.52% as of December 31, 2014, and 1.55% as of June 30, 2014. Management anticipates that the rate of decline in the allowance percentage will slow during the remainder of 2015, as the allowance balance is increased with additional provision expense. It is typical for the allowance for loan losses to contain a small amount of excess reserves. Management desires that the amount of excess reserve in the allowance for loan losses be maintained between 5% and 10%. At the end of each of the four quarters in 2014, the excess was at 8% or above and as of June 30, 2015, the excess reserve stood at 7.8%.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $0.6 million, or 2.7%, to $22.0 million as of June 30, 2015, from $22.6 million as of June 30, 2014 as more depreciation on fixed assets occurred than the amount of new assets placed into service. As of June 30, 2015, $102,000 was classified as construction in process compared to $120,000 as of June 30, 2014.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $4.0 million of regulatory stock holdings as of June 30, 2015, consisted of $3.8 million of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is highly dependent upon the relative size of outstanding borrowings from FHLB and the mortgages the Corporation sells to FHLB. The Corporation participates in the FHLB Mortgage Partnership Finance (MPF) program, where mortgages originated by the Bank are sold to FHLB, servicing retained, with an element of credit risk also maintained by the Bank. Each time a mortgage is sold to FHLB, the Corporation is required to purchase capital stock in the amount of 4% of the mortgage. This requirement is causing the Corporation’s capital stock requirement to increase more than the amount required when FHLB borrowings are obtained. Excess stock is typically repurchased quarterly by FHLB from the Corporation at par based on the amount of borrowings and mortgages outstanding. The Corporation’s FHLB stock position was $3.8 million on June 30, 2015, and June 30, 2014, with no excess capital stock position. Since FHLB MPF mortgage volume is on the rise, any future stock repurchases would generally be the result of lower borrowing balances.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The FHLB of Pittsburgh has paid a quarterly dividend since the resumption of their dividend in the first quarter of 2012. Most recently the dividend yield was 5.00% annualized on activity stock and 3.00% annualized on membership stock for the second quarter of 2015. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. In addition to the normal quarterly dividend, the FHLB paid a special dividend in the first quarter of 2015 due to their record earnings and strong financial position as of December 31, 2014. Management continues to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Deposits

The Corporation’s total ending deposits increased by $2.9 million, or 0.4%, and $18.8 million, or 2.8%, from December 31, 2014, and June 30, 2014, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity market led customers back to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since June 30, 2014, with the changes being a $24.7 million, or 13.5% increase, in non-interest bearing demand deposit accounts, a $1.0 million, or 10.0% increase, in interest bearing demand deposits, a $0.8 million, or 0.9% increase, in NOW accounts, a $3.2 million, or 4.9% increase, in money market balances, and a $12.7 million, or 9.8% increase, in savings account balances. Partially offsetting these increases, time deposits decreased by $23.4 million, or 11.3%, from June 30, 2014 to June 30, 2015.

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

The Deposits by Major Classification table, shown below, provides the balances of each category for June 30, 2015, December 31, 2014, and June 30, 2014.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2015	2014	2014
	$	$	$

Non-interest bearing demand	207,826	210,444	183,149
Interest bearing demand	10,446	14,039	9,494
NOW accounts	80,571	72,951	79,818
Money market deposit accounts	67,843	69,442	64,692
Savings accounts	142,350	131,206	129,659
Time deposits	183,863	191,927	207,258
Brokered time deposits	9,651	9,642	9,631
Total deposits	702,550	699,651	683,701

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of fees on deposit products

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Relative performance and risks associated with other investment opportunities

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of June 30, 2015, time deposit balances, excluding brokered deposits, had decreased $8.1 million, or 4.2%, and $23.4 million, or 11.3%, from December 31, 2014 and June 30, 2014, respectively. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas. Management anticipates that the recent declines in time deposits will likely continue until interest rates increase and cause more of a separation between longer-term rates and overnight rates.

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

Borrowings

Total borrowings were $72.0 million, $62.3 million, and $74.6 million as of June 30, 2015, December 31, 2014, and June 30, 2014, respectively. Of these amounts, $4.9 million and $5.4 million reflect short term funds at June 30, 2015 and June 30, 2014, respectively. The Corporation had no short-term funds borrowed as of December 31, 2014. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $67.1 million as of June 30, 2015, $62.3 million as of December 31, 2014, and $69.2 million as of June 30, 2014. The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers. The repurchase agreement portion of the long-term debt was $5.0 million at June 30, 2015, $10.0 million at December 31, 2014, and $15.0 million at June 30, 2014. FHLB long-term advances were $62.1 million at June 30, 2015, $52.3 million at December 31, 2014, and $54.2 million at June 30, 2014. Both FHLB advances and repurchase agreements are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances at significant rate savings. In the current interest rate environment, management has preferred to seek new long-term borrowings from FHLB rather than through repurchase agreements. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of June 30, 2015, the Corporation was significantly under this policy guideline at 7.7% of asset size with $67.0 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of June 30, 2015, the Corporation was significantly under this policy guideline at 77.7% of capital with $72.0 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings well within these policy guidelines throughout all of 2014 and through the first six months of 2015.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $277.3 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels. The Corporation maintains capital ratios well above those minimum levels and higher than the Corporation’s national peer group average. As of June 30, 2015, the Corporation was in the 66th percentile in tier 1 risk-based capital to risk weighted assets and in the 67th percentile in total risk-based capital to risk-weighted assets, based on the national Uniform Bank Performance Report (UBPR). The Bank’s tier 1 capital to risk-weighted assets stood at 15.4% compared to 14.5% for the peer group. The Bank’s total capital to risk-weighted assets was 16.7% compared to the peer group average of 15.6%. The risk-weighted capital ratios are calculated by dividing capital by total risk-weighted assets. Regulatory guidelines determine the risk-weighted assets by assigning assets to specific risk-weighted categories. The calculation of tier 1 capital to risk-weighted average assets does not include an add-back to capital for the amount of the allowance for loan losses, thereby making this ratio lower than the total capital to risk-weighted assets ratio.

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of June 30, 2015	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	16.8%	8.0%	10.0%
Bank	16.7%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	15.5%	6.0%	8.0%
Bank	15.4%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	10.8%	4.5%	6.5%
Bank	10.7%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.8%	4.0%	5.0%
Bank	10.7%	4.0%	5.0%

As of December 31, 2014
Total Capital to Risk-Weighted Assets
Consolidated	17.3%	8.0%	10.0%
Bank	17.2%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	16.1%	4.0%	6.0%
Bank	15.9%	4.0%	6.0%

Tier 1 Capital to Average Assets
Consolidated	10.7%	4.0%	5.0%
Bank	10.6%	4.0%	5.0%

As of June 30, 2014
Total Capital to Risk-Weighted Assets
Consolidated	18.0%	8.0%	10.0%
Bank	17.9%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	16.8%	4.0%	6.0%
Bank	16.7%	4.0%	6.0%

Tier 1 Capital to Average Assets
Consolidated	10.7%	4.0%	5.0%
Bank	10.6%	4.0%	5.0%

The new common equity tier 1 capital to risk-weighted asset measurement (CET1) as a result of the Basel III capital reforms became effective for the Corporation as of January 1, 2015. This measurement has been added to the above table for June 30, 2015. For the Corporation, CET1 is the same as the Tier 1 Capital to Risk-Weighted Assets as currently the Corporation has none of the CET1 adjustments to Tier 1 Capital to Risk-Weighted Assets.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s dividends per share for the six months ended June 30, 2015, were $0.54, compared to $0.53 for the three months ended June 30, 2014. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier 1 capital to average assets between 10.0% and 12.0%. The Corporation’s current tier 1 capital ratio is 10.8%. As a secondary measurement, the capital plan also targets a long term dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, the Corporation’s goal is to maintain and target a payout ratio within this range. For the six months ended June 30, 2015, the payout ratio was higher than the Capital plan range at 50.5% but has not had a material impact on the Corporation’s level of capital. The higher dividend payout ratio in the first six months of 2015 is primarily due to weaker earnings. This ratio should decrease if earnings increase throughout the remainder of 2015. Management’s goal is to maintain all regulatory capital ratios at current levels. Future dividend payout ratios are dependent on the future level of earnings and other factors that impact the level of capital.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of June 30, 2015, the Corporation showed an unrealized loss, net of tax, of $481,000, compared to an unrealized gain of $1,002,000 at December 31, 2014, and an unrealized loss of $189,000 as of June 30, 2014. These unrealized gains and losses, net of tax are excluded from capital when calculating the tier 1 capital to average assets numbers above. The amount of unrealized gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

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

In addition, the final rules established a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations will begin on January 1, 2016.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Consistent with the Dodd-Frank Act, the new rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight. The Corporation does not securitize assets and has no plans to do so.

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

Management has evaluated the impact of the above rules on levels of the Corporation’s capital. The final rulings were highly favorable in terms of the items that would have a more significant impact to the Corporation and community banks in general. Specifically, the AOCI final ruling, which would have had the greatest impact, now provides the Corporation with an opt-out provision. The final ruling on the risk weightings of mortgages was favorable and did not have a material negative impact. The rulings as to trust preferred securities, preferred stock, and securitization of assets are not applicable to the Corporation, and presently the revised treatment of MSAs is not material to capital. The remaining changes to risk weightings on several items mentioned above such as past-due loans and certain commercial real estate loans do not have a material impact to capital presently, but could change as these levels change.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of June 30, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

June 30,
2015
$
Commitments to extend credit:
Revolving home equity	38,340
Construction loans	18,526
Real estate loans	36,940
Business loans	90,506
Consumer loans	1,276
Other	3,460
Standby letters of credit	10,933

Total	199,981

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The Corporation was within internal gap guidelines for all ratios except the five-year gap as of June 30, 2015. The five-year ratio was just slightly higher than the policy range at 118.2%, versus an upper policy guideline of 115%. In a rising rate environment it is helpful to have higher gap ratios to allow for asset reinvestment at higher rates. The other gap ratios as of June 30, 2015, had not changed significantly since December 31, 2014, with a one-year gap of 83% and a three-year gap of 110%, compared to 93% and 98%, respectively, as of December 31, 2014.

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

It is possible that short term rates will increase in the latter part of 2015, so management’s current position is to increase maturity gap percentages slightly in preparation for higher rates and still maintain them within guidelines. Higher gap ratios will help the Corporation when rates do rise, and it is important to take action to increase gap ratios in future quarters. The risk in maintaining high gap percentages is that, should interest rates not rise, management will have a higher amount of maturing assets that will reprice at lower rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which negatively impacts the Corporation’s interest income and margin. The risk of liabilities repricing at higher interest rates is low in the present environment as over half of the Corporation’s deposits are core deposits with no repricing expected to occur in the near future. The remainder of the Corporation’s maturing liabilities made up of time deposits and borrowings are generally repricing to similar interest rates. Only the Corporation’s longest time deposits, with four and five-year terms, are still repricing to lower interest rates. As of June 30, 2015, there remains one $2.5 million FHLB long-term borrowing and one $5.0 million repurchase agreement that will reprice to significantly lower interest rates in the second half of 2015. Meanwhile, the mid-term time deposits with eighteen months to three-year terms, are already repricing to higher interest rates. Therefore, higher levels of liabilities repricing generally would have a neutral impact to the Corporation currently based on present pricing. This is projected to change to a negative impact in the near future. As a Federal Reserve rate increase becomes more imminent, all deposit rates will likely need to be increased in order to retain balances and react to competition. This will act to increase the Corporation’s interest expense.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Given the limited desirable rates currently available to the deposit customer, management does not perceive significant risk that deposits maturing in the shorter time frames will leave the Corporation. It is likely that, should market interest rates rise materially in the remainder of 2015, customer behavior patterns would change and deposits would be more rate sensitive with a portion potentially leaving the Corporation. The Corporation has experienced a steady growth in both non-interest bearing and interest bearing funds during this historically low interest rate environment; however, deposit growth has slowed significantly during the first half of 2015 compared to prior years.

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

Ideally, management would prefer to maintain slightly higher six-month and one-year gap ratios than the current levels in order to prepare for rates-up, while still maintaining a higher three-year gap ratio to be positioned to reinvest assets after interest rates have increased significantly over a period of time. For example, even if the FOMC were to begin increasing short-term interest rates in late 2015, it would likely be at least until 2016 before interest rates would likely near the highs of the next rate cycle. The Corporation’s high overnight cash position is to counter the relatively light initial cash ladder of the securities portfolio and will allow the Corporation to immediately invest in higher yielding instruments when interest rates rise. The risk of carrying large cash balances and positioning for higher interest rates too early may subject the Corporation to more repricing risk and lower net interest margin. Currently, the Corporation’s net interest margin is at lower levels than the prior year’s levels due to lower security yields resulting from higher amortization and lower loan yields resulting from competitive pricing in the current interest rate environment. Management’s future asset liability decisions will be dependent upon improvements in asset yield as well as the expected timing of short-term rate increases. Management expects that the gap ratios will remain within the established guidelines throughout the remainder of 2015.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of June 30, 2015, the Corporation was within guidelines for all of the above measurements except securities portfolio liquidity as a percentage of the investment portfolio and as a percentage of assets. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 10% and 20% of the securities portfolio and between 5% and 10% of total assets. As of June 30, 2015, these cash flows represented 8.0% of the securities portfolio and 2.7% of total assets, which is under the lower guideline. However, when factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 16.3% of the securities portfolio and 5.5% of total assets. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management has been carrying an average of $25 million to $40 million of cash and cash equivalents on a daily basis throughout the first six months of 2015, and expects this will continue in the near future. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of June 30, 2015. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

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

The second quarter 2015 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of June 30, 2015, the Corporation was well within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios show a positive impact to net interest income although significant improvements are not reflected until rates increase 300 or 400 basis points. The increase in net interest income in the up-rate scenarios is largely due to the increase in variable rate loans that has occurred during this historically low rate environment and the higher cash balances held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates. Loan rates will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase. Additionally, deposit rates may level off more when market rates increase by 300 or 400 basis points where variable loan rates will still increase by the same amount as the Prime rate. The increases in net interest income in the up-rate scenarios are slightly lower than the increases reflected at December 31, 2014, but importantly still show improved net interest income. It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities, which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario. However, even in the highly unlikely down-rate scenarios, the Corporation’s exposure to declining net interest income is still within policy guidelines.

Management’s primary concern in this current rate environment is with the most likely scenario of higher interest rates; therefore, they are reviewed with more scrutiny. For the rates-up 100 basis point scenario, net interest income increased minimally by 0.5% compared to the rates unchanged scenario. This minimal increase reflects the fact that some loans are priced at floor rates of 4.00% currently and would not be able to immediately reprice by the full amount of the rate movement. However, in the remaining rates-up scenarios, the net interest income increases more substantially reflecting the full repriceabilty of the Corporation’s interest-earning assets. For the rates-up 200, 300, and 400 basis point scenarios, net interest income increased by 2.2%, 6.0%, and 10.5%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, -15%, and -20% for the rates up 100, 200, 300, and 400 basis point scenarios, respectively.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of June 30, 2015, the Corporation was within guidelines for all scenarios with the rates-up exposures showing slightly more volatility than the December 31, 2014 measurements. The increase in fair value exposure since December 31, 2014, can be primarily attributed to holding lower levels of cash that have no fair value risk as well as having fewer long-term liabilities. The value of non-interest bearing deposit accounts has always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation, representing a decrease in liabilities as interest rates rise.

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

The results as of June 30, 2015, indicate that the Corporation’s net portfolio value would experience a slight valuation gain of 0.9% in the rates-up 100 basis point scenario, and losses of 2.4%, 7.5% and 14.3% in the rates-up 200, 300, and 400 basis point scenarios, respectively. Management’s maximum permitted declines in net portfolio value by policy are -7.5% for rates-up 100 basis points, graduating up to -30% for rates-up 400 basis points. A valuation loss indicates that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The more significant valuation losses represented in the higher rates-up scenarios are indicative of the Corporation’s longer-term assets like residential mortgages and municipal securities showing significant declines in value as interest rates increase further. However, the value of the cash held by the Corporation and the non-interest bearing deposits helps to offset this negative exposure to a large degree. It is not anticipated that these exposures to valuation changes will change materially during the remainder of 2015. Additionally, based on past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, when short term interest rates do increase. The Corporation’s core deposits have been stable through a number of rate cycles.

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

Index

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of June 30, 2015, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

June 30, 2015

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended June 30, 2015.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

April 2015	6,400	$32.90	6,400	6,710
May 2015	—	—	—	6,710
June 2015	—	—	—	6,710

Total	6,400

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

On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of the renewal of this plan to purchase, in open market and privately negotiated transactions, up to an additional 140,000 shares of its outstanding common stock. The quarterly repurchase noted above that was transacted in April 2015 was the last buyback under the old plan. All future purchases will be made under the plan approved in June 2015. Under the old plan, a total of 133,290 shares were repurchased at a total cost of $3,585,000 for an average cost per share of $26.89. Management may choose to repurchase additional shares during the remainder of 2015 under the new plan.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Nothing to Report

Index

ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Incorporation of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	2011 Employee Stock Purchase Plan	****

10.3	2010 Non-Employee Directors’ Stock Plan	*****

11	Statement re: computation of per share earnings	4
	(Included on page 4 herein)

31.1	Section 302 Chief Executive Officer Certification	78

31.2	Section 302 Principal Financial Officer Certification	79

32.1	Section 1350 Chief Executive Officer Certification	80

32.2	Section 1350 Principal Financial Officer Certification	81

*	Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.

**	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.

***	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2008.

****	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.

*****	Incorporated herein by reference to Exhibit 10 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 4, 2010.

Index

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: August 13, 2015	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
Chief Executive Officer and President

Dated: August 13, 2015	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

Index

ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2011 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)
10.3	2010 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 78
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 79
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 80
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 81