Form 10-Q
period 2015-09-30
ENB Financial Corp
filed 2015-11-13
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐           No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2015, the registrant had 2,851,812 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

September 30, 2015

Index

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,	September 30,
	2015	2014	2014
	$	$	$
ASSETS
Cash and due from banks	15,668	16,727	13,003
Interest-bearing deposits in other banks	24,139	26,685	31,076

Total cash and cash equivalents	39,807	43,412	44,079

Securities available for sale (at fair value)	278,470	295,822	301,297

Loans held for sale	1,020	506	257

Loans (net of unearned income)	495,039	471,168	457,873

Less: Allowance for loan losses	7,106	7,141	6,968

Net loans	487,933	464,027	450,905

Premises and equipment	21,953	22,447	22,693
Regulatory stock	4,296	3,227	4,184
Bank owned life insurance	23,659	20,603	20,406
Other assets	7,128	7,164	6,970

Total assets	864,266	857,208	850,791

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	208,678	210,444	188,391
Interest-bearing	484,011	489,207	498,953

Total deposits	692,689	699,651	687,344

Short-term borrowings	9,951	—	7,260
Long-term debt	64,594	62,300	62,300
Other liabilities	2,269	2,490	2,465

Total liabilities	769,503	764,441	759,369

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,854,312
(Issued 2,869,557 and Outstanding 2,856,836 as of 12/31/14)
(Issued 2,869,557 and Outstanding 2,857,415 as of 9/30/14)	574	574	574
Capital surplus	4,392	4,375	4,368
Retained earnings	89,804	87,200	86,169
Accumulated other comprehensive income, net of tax	475	1,002	666
Less: Treasury stock cost on 15,245 shares (12,721 shares
as of 12/31/14 and 12,142 shares as of 9/30/14)	(482)	(384)	(355)

Total stockholders' equity	94,763	92,767	91,422

Total liabilities and stockholders' equity	864,266	857,208	850,791

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	5,060	4,848	15,035	14,444
Interest on securities available for sale
Taxable	761	944	2,566	3,166
Tax-exempt	843	827	2,413	2,547
Interest on deposits at other banks	18	17	51	44
Dividend income	79	60	286	192

Total interest and dividend income	6,761	6,696	20,351	20,393

Interest expense:
Interest on deposits	614	777	1,898	2,343
Interest on borrowings	314	378	995	1,246

Total interest expense	928	1,155	2,893	3,589

Net interest income	5,833	5,541	17,458	16,804

Provision (credit) for loan losses	(150)	—	150	(300)

Net interest income after provision (credit) for loan losses	5,983	5,541	17,308	17,104

Other income:
Trust and investment services income	250	309	921	959
Service fees	533	507	1,419	1,321
Commissions	520	507	1,488	1,467
Gains on securities transactions, net	529	624	1,690	1,891
Impairment losses on securities:
Impairment gains on investment securities	—	—	—	15
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	—	—	—	(37)
Net impairment losses on investment securities	—	—	—	(22)
Gains on sale of mortgages	226	120	615	250
Earnings on bank-owned life insurance	196	163	530	477
Other income	88	45	274	280

Total other income	2,342	2,275	6,937	6,623

Operating expenses:
Salaries and employee benefits	3,679	3,517	11,055	10,428
Occupancy	508	476	1,586	1,451
Equipment	283	287	849	815
Advertising & marketing	96	95	412	350
Computer software & data processing	407	393	1,165	1,188
Shares tax	195	170	586	536
Professional services	322	311	1,077	991
Other expense	600	518	1,697	1,595

Total operating expenses	6,090	5,767	18,427	17,354

Income before income taxes	2,235	2,049	5,818	6,373

Provision for federal income taxes	382	337	903	1,083

Net income	1,853	1,712	4,915	5,290

Earnings per share of common stock	0.65	0.60	1.72	1.85

Cash dividends paid per share	0.27	0.27	0.81	0.80

Weighted average shares outstanding	2,851,893	2,857,225	2,853,823	2,855,417

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
	$	$	$	$

Net income	1,853	1,712	4,915	5,290

Other comprehensive income (loss), net of tax:
Net change in unrealized gains:

Other-than-temporarily impaired securities available for sale:

Gains arising during the period	—	—	—	15
Income tax effect	—	—	—	(5)
	—	—	—	10

Losses recognized in earnings	—	—	—	22
Income tax effect	—	—	—	(7)
	—	—	—	15
Unrealized holding gains on other-than-temporarily impaired
securities available for sale, net of tax	—	—	—	25

Securities available for sale not other-than-temporarily impaired:

Unrealized gains arising during the period	1,978	1,919	892	8,833
Income tax effect	(673)	(652)	(303)	(3,004)
	1,305	1,267	589	5,829

Gains recognized in earnings	(529)	(624)	(1,690)	(1,891)
Income tax effect	180	212	574	643
	(349)	(412)	(1,116)	(1,248)
Unrealized holding gains (losses) on securities available for sale not
other-than-temporarily impaired, net of tax	956	855	(527)	4,581

Other comprehensive income (loss), net of tax	956	855	(527)	4,606

Comprehensive Income	2,809	2,567	4,388	9,896

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)	Nine Months Ended September 30,
	2015	2014
	$	$
Cash flows from operating activities:
Net income	4,915	5,290
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	4,429	3,726
Decrease in interest receivable	196	208
Decrease in interest payable	(90)	(100)
Provision (credit) for loan losses	150	(300)
Gains on securities transactions, net	(1,690)	(1,891)
Impairment losses on securities	—	22
Gains on sale of mortgages	(615)	(250)
Loans originated for sale	(19,927)	(8,867)
Proceeds from sales of loans	20,028	8,919
Earnings on bank-owned life insurance	(530)	(477)
Loss on sale of other real estate owned	30	23
Depreciation of premises and equipment and amortization of software	1,160	1,086
Deferred income tax	285	480
Other assets and other liabilities, net	(276)	(663)
Net cash provided by operating activities	8,065	7,206

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	37,005	24,173
Proceeds from sales	123,335	99,348
Purchases	(146,374)	(119,273)
Proceeds from sale of other real estate owned	176	48
Purchase of regulatory bank stock	(1,288)	(890)
Redemptions of regulatory bank stock	219	366
Purchase of bank-owned life insurance	(2,526)	(18)
Net increase in loans	(24,346)	(19,755)
Purchases of premises and equipment	(588)	(691)
Purchase of computer software	(174)	(140)
Net cash used for investing activities	(14,561)	(16,832)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	7,346	33,356
Net decrease in time deposits	(14,308)	(2,638)
Net increase in short-term borrowings	9,951	3,360
Proceeds from long-term debt	12,794	13,800
Repayments of long-term debt	(10,500)	(16,500)
Dividends paid	(2,311)	(2,286)
Treasury stock sold	392	374
Treasury stock purchased	(473)	(338)
Net cash provided by financing activities	2,891	29,128
Increase (decrease) in cash and cash equivalents	(3,605)	19,502
Cash and cash equivalents at beginning of period	43,412	24,577
Cash and cash equivalents at end of period	39,807	44,079

Supplemental disclosures of cash flow information:
Interest paid	2,982	3,689
Income taxes paid	640	300

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned from loans	137	56
Fair value adjustments for securities available for sale	(800)	6,979

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the third quarter of 2015, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2014.

2.	Securities Available for Sale

The amortized cost and fair value of securities held at September 30, 2015, and December 31, 2014, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2015
U.S. government agencies	25,420	57	(45)	25,432
U.S. agency mortgage-backed securities	38,392	48	(248)	38,192
U.S. agency collateralized mortgage obligations	47,810	375	(309)	47,876
Corporate bonds	60,542	104	(267)	60,379
Obligations of states and political subdivisions	100,046	1,800	(805)	101,041
Total debt securities	272,210	2,384	(1,674)	272,920
Marketable equity securities	5,540	20	(10)	5,550
Total securities available for sale	277,750	2,404	(1,684)	278,470

December 31, 2014
U.S. government agencies	46,577	110	(528)	46,159
U.S. agency mortgage-backed securities	37,946	138	(134)	37,950
U.S. agency collateralized mortgage obligations	48,690	55	(679)	48,066
Corporate bonds	65,274	145	(311)	65,108
Obligations of states and political subdivisions	90,628	2,961	(258)	93,331
Total debt securities	289,115	3,409	(1,910)	290,614
Marketable equity securities	5,189	19	—	5,208
Total securities available for sale	294,304	3,428	(1,910)	295,822

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at September 30, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	19,693	19,683
Due after one year through five years	102,007	101,831
Due after five years through ten years	58,519	58,855
Due after ten years	91,991	92,551
Total debt securities	272,210	272,920

Securities available for sale with a par value of $67,960,000 and $75,013,000 at September 30, 2015, and December 31, 2014, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $72,939,000 at September 30, 2015, and $78,269,000 at December 31, 2014.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Proceeds from sales	46,797	29,834	123,335	99,304
Gross realized gains	531	825	1,784	2,576
Gross realized losses	2	201	94	685

SUMMARY OF GAINS AND LOSSES ON SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Gross realized gains	531	825	1,784	2,576

Gross realized losses	2	201	94	685
Impairment on securities	—	—	—	22
Total gross realized losses	2	201	94	707

Net gains on securities	529	624	1,690	1,869

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

Information pertaining to securities with gross unrealized losses at September 30, 2015, and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of September 30, 2015
U.S. government agencies	996	(4)	3,974	(41)	4,970	(45)
U.S. agency mortgage-backed securities	17,917	(156)	2,481	(92)	20,398	(248)
U.S. agency collateralized mortgage obligations	15,768	(197)	6,080	(112)	21,848	(309)
Corporate bonds	32,648	(249)	5,173	(18)	37,821	(267)
Obligations of states & political subdivisions	36,148	(600)	8,291	(205)	44,439	(805)

Total debt securities	103,477	(1,206)	25,999	(468)	129,476	(1,674)

Marketable equity securities	172	(10)	—	—	172	(10)

Total temporarily impaired securities	103,649	(1,216)	25,999	(468)	129,648	(1,684)

As of December 31, 2014
U.S. government agencies	9,676	(30)	19,689	(498)	29,365	(528)
U.S. agency mortgage-backed securities	7,412	(18)	5,412	(116)	12,824	(134)
U.S. agency collateralized mortgage obligations	25,314	(403)	11,222	(276)	36,536	(679)
Corporate bonds	33,413	(227)	9,855	(84)	43,268	(311)
Obligations of states & political subdivisions	2,710	(29)	16,720	(229)	19,430	(258)

Total temporarily impaired securities	78,525	(707)	62,898	(1,203)	141,423	(1,910)

In the debt security portfolio there were 112 positions that were carrying unrealized losses as of September 30, 2015. In the equity security portfolio there were four positions that were carrying unrealized losses as of September 30, 2015. There were no instruments considered to be other-than-temporarily impaired at September 30, 2015.

The Corporation evaluates both equity and fixed maturity positions for OTTI at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. Management follows a practice of evaluating for impairment any security identified as carrying unrealized losses of greater than 10%. As of September 30, 2015, no securities, debt or equity, were carrying unrealized losses of greater than 10%. Management will also evaluate for impairment securities with unrealized losses of greater than 5%, but under 10%, that have been carrying unrealized losses for an extended period of time. Management would also conduct impairment analysis on any debt security that began passing through actual credit losses, or based on projected future cash flows, was expected to do so in the future. There are no securities held as of September 30, 2015, that management believes would incur future credit losses.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

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

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held:

CREDIT LOSSES RECOGNIZED IN EARNINGS ON DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	$	$	$	$

Beginning balance	—	—	—	1,148

Credit losses on debt securities for which other-than-
temporary impairment has not been previously recognized	—	—	—	—

Additional credit losses on debt securities for which other-
than-temporary impairment was previously recognized	—	—	—	22

Sale of debt securities with previously recognized impairment	—	—	—	(1,170)

Ending balance	—	—	—	—

With the sale of the remaining PCMO portfolio during the second quarter of 2014, there are no remaining impairment balances in subsequent periods.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

3.	Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of September 30, 2015, and December 31, 2014:

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2015	2014
	$	$
Commercial real estate
Commercial mortgages	90,740	95,914
Agriculture mortgages	152,015	140,322
Construction	8,963	7,387
Total commercial real estate	251,718	243,623

Consumer real estate (a)
1-4 family residential mortgages	127,716	123,395
Home equity loans	11,857	12,563
Home equity lines of credit	34,476	27,308
Total consumer real estate	174,049	163,266

Commercial and industrial
Commercial and industrial	35,848	31,998
Tax-free loans	12,613	11,806
Agriculture loans	16,705	16,496
Total commercial and industrial	65,166	60,300

Consumer	3,498	3,517

Gross loans prior to deferred fees	494,431	470,706
Less:
Deferred loan costs, net	(608)	(462)
Allowance for loan losses	7,106	7,141
Total net loans	487,933	464,027

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $32,537,000 and $16,670,000 as of September 30, 2015, and December 31, 2014, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of September 30, 2015 and December 31, 2014. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

September 30, 2015	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	83,212	148,865	7,790	34,928	12,613	16,348	303,756
Special Mention	1,031	1,144	—	48	—	31	2,254
Substandard	6,497	2,006	1,173	872	—	326	10,874
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	90,740	152,015	8,963	35,848	12,613	16,705	316,884

December 31, 2014	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	82,478	135,298	5,350	31,006	11,806	16,255	282,193
Special Mention	2,649	3,237	—	29	—	29	5,944
Substandard	10,787	1,787	2,037	963	—	212	15,786
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	95,914	140,322	7,387	31,998	11,806	16,496	303,923

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of September 30, 2015 and December 31, 2014:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

September 30, 2015	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	127,308	11,857	34,476	3,488	177,129
Non-performing	408	—	—	10	418

Total	127,716	11,857	34,476	3,498	177,547

December 31, 2014	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	123,023	12,551	27,308	3,517	166,399
Non-performing	372	12	—	—	384

Total	123,395	12,563	27,308	3,517	166,783

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of September 30, 2015 and December 31, 2014:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
September 30, 2015	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	272	—	—	272	90,468	90,740	—
Agriculture mortgages	—	—	—	—	152,015	152,015	—
Construction	—	—	—	—	8,963	8,963	—
Consumer real estate
1-4 family residential mortgages	953	167	408	1,528	126,188	127,716	408
Home equity loans	27	—	—	27	11,830	11,857	—
Home equity lines of credit	47	12	—	59	34,417	34,476	—
Commercial and industrial
Commercial and industrial	15	56	—	71	35,777	35,848	—
Tax-free loans	—	—	—	—	12,613	12,613	—
Agriculture loans	—	—	—	—	16,705	16,705	—
Consumer	17	10	10	37	3,461	3,498	10
Total	1,331	245	418	1,994	492,437	494,431	418

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2014	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	189	266	455	95,459	95,914	—
Agriculture mortgages	—	—	—	—	140,322	140,322	—
Construction	—	—	—	—	7,387	7,387	—
Consumer real estate
1-4 family residential mortgages	665	349	372	1,386	122,009	123,395	372
Home equity loans	78	14	12	104	12,459	12,563	12
Home equity lines of credit	13	—	—	13	27,295	27,308	—
Commercial and industrial
Commercial and industrial	21	73	—	94	31,904	31,998	—
Tax-free loans	—	—	—	—	11,806	11,806	—
Agriculture loans	—	—	—	—	16,496	16,496	—
Consumer	23	1	—	24	3,493	3,517	—
Total	800	626	650	2,076	468,630	470,706	384

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2015 and December 31, 2014:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2015	2014
	$	$

Commercial real estate
Commercial mortgages	423	894
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	—
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	46	73
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	469	967

As of September 30, 2015 and December 31, 2014, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three and nine months ended September 30, 2015 and September 30, 2014, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	$	$	$	$

Average recorded balance of impaired loans	1,820	2,534	1,997	2,589
Interest income recognized on impaired loans	23	27	68	81

Interest income on impaired loans would have increased by approximately $3,000 and $17,000 for the three and nine months ended September 30, 2015, compared to $9,000 and $32,000 for the three and nine months ended September 30, 2014, had these loans performed in accordance with their original terms.

During the nine months ended September 30, 2015 and 2014, there were no loan modifications made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of September 30, 2015, December 31, 2014, and September 30, 2014:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

September 30, 2015

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	423	995	—	572	—
Agriculture mortgages	1,345	1,345	—	1,367	65
Construction	—	—	—	—	—
Total commercial real estate	1,768	2,340	—	1,939	65

Commercial and industrial
Commercial and industrial	46	53	—	58	3
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	46	53	—	58	3

Total with no related allowance	1,814	2,393	—	1,997	68

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	423	995	—	572	—
Agriculture mortgages	1,345	1,345	—	1,367	65
Construction	—	—	—	—	—
Total commercial real estate	1,768	2,340	—	1,939	65

Commercial and industrial
Commercial and industrial	46	53	—	58	3
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	46	53	—	58	3

Total	1,814	2,393	—	1,997	68

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2014	3,834	1,367	1,301	66	573	7,141

Charge-offs	(272)	—	—	(1)	—	(273)
Recoveries	2	—	70	—	—	72
Provision	623	(283)	(147)	(11)	18	200

Balance - March 31, 2015	4,187	1,084	1,224	54	591	7,140

Charge-offs	—	—	(2)	(3)	—	(5)
Recoveries	1	—	11	2	—	14
Provision	(29)	(20)	157	22	(30)	100

Ending Balance - June 30, 2015	4,159	1,064	1,390	75	561	7,249

Charge-offs	—	—	—	(4)	—	(4)
Recoveries	—	—	10	1	—	11
Provision	(63)	94	(195)	(26)	40	(150)

Ending Balance - September 30, 2015	4,096	1,158	1,205	46	601	7,106

During the nine months ended September 30, 2015, provision expense was recorded for the commercial real estate segment with credit provisions recorded in all other loan categories. There were $272,000 of commercial real estate loan charge-offs during the first quarter of 2015, which increased the historical loss rates and ultimately resulted in a higher required reserve amount for the commercial real estate category as of March 31, 2015. However, since the first quarter, charge-offs have been at a minimum, economic conditions continue to improve, and the qualitative factors impacting commercial real estate have declined, resulting in a lower allocation. The majority of the Corporation’s total allowance is devoted to commercial real estate as this is the largest element of the portfolio and generally carries a higher element of credit risk. With charge-offs and recoveries running at minimal levels for the second and third quarters of 2015, it has been the qualitative factor movements that have been primarily responsible for adjusting the allocations shown above for the four main loan categories.

Management evaluates nine qualitative factors that impact the allocations for the four major loan groups shown above. The accumulation of all nine qualitative factors results in a total, which is then added to the historical loss ratio to arrive at an adjusted loss percentage. The balances in each loan sector are than multiplied by the adjusted loss percentage to arrive at the allocation or provision shown above. All of the nine qualitative factors that management considers had declined from December 31, 2014 to September 30, 2015. While some factors increased, the majority of the factors declined throughout the year. The only area that experienced an increase in provision for the third quarter of 2015 was consumer real estate. Consumer real estate includes residential real estate loans including mortgages and both fixed and variable rate home equity loans. Management continues to grow the residential mortgage program and has expanded the product offerings. Home equity options have been enhanced with the Homeline home equity line of credit, causing an increase in those loans. All of the loan categories outside of commercial real estate ended September 30, 2015 with a lower allowance than at December 31, 2014, primarily due to lower qualitative factors, but also influenced by the loan growth in these areas.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014:

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

During the nine months ended September 30, 2014, credit provisions were recorded for the commercial real estate, commercial and industrial, and consumer loan categories while there was a small provision expense required for the consumer real estate loan category. There were no commercial loan charge-offs during the first nine months of 2014, which reduced the historical loss rates and ultimately resulted in a lower required reserve amount for the commercial loan categories. Qualitative factors were shifting throughout the first nine months of 2014, with some increasing and some decreasing, but overall, qualitative factors across the board were declining. Conversely, factors in the allowance calculation related to consumer real estate were increased in the first nine months of 2014 as a result of the mortgage initiative and focus on increasing volume in this area.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of September 30, 2015 and December 31, 2014:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of September 30, 2015:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated
for impairment	4,096	1,158	1,205	46	601	7,106

Loans receivable:
Ending balance	251,718	174,049	65,166	3,498		494,431
Ending balance: individually evaluated
for impairment	1,768	—	46	—		1,814
Ending balance: collectively evaluated
for impairment	249,950	174,049	65,120	3,498		492,617

As of December 31, 2014:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	1	—	—	—	—	1
Ending balance: collectively evaluated
for impairment	3,833	1,367	1,301	66	573	7,140

Loans receivable:
Ending balance	243,623	163,266	60,300	3,517		470,706
Ending balance: individually evaluated
for impairment	2,285	—	73	—		2,358
Ending balance: collectively evaluated
for impairment	241,338	163,266	60,227	3,517		468,348

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of September 30, 2015, and December 31, 2014, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	September 30, 2015
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	25,432	—	25,432
U.S. agency mortgage-backed securities	—	38,192	—	38,192
U.S. agency collateralized mortgage obligations	—	47,876	—	47,876
Corporate bonds	—	60,379	—	60,379
Obligations of states & political subdivisions	—	101,041	—	101,041
Marketable equity securities	5,550	—	—	5,550

Total securities	5,550	272,920	—	278,470

On September 30, 2015, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of September 30, 2015, the CRA fund investments had a $5,000,000 book and fair market value and the bank stock portfolio had a book value of $540,000, and fair market value of $550,000.

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

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no level III securities as of September 30, 2015 or December 31, 2014.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	September 30, 2015
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	1,814	1,814
OREO	—	—	—	—
Total	—	—	1,814	1,814

	December 31, 2014
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	2,357	2,357
OREO	—	—	69	69
Total	—	—	2,426	2,426

The Corporation had a total of $1,814,000 of impaired loans as of September 30, 2015, with no specific allocation against these loans and $2,358,000 of impaired loans as of December 31, 2014, with $1,000 of specifically allocated allowance against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The Corporation had no OREO properties as of September 30, 2015, and had one residential property that was classified as OREO as of December 31, 2014. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

September 30, 2015
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	1,814	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

December 31, 2014
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,357	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

OREO	69	Appraisal of	Appraisal
		collateral (1),(3)	adjustments (2)	-40% (-40%)
Liquidation
			expenses (2)	-1% (-1%)

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Corporation's financial instruments at September 30, 2015 and December 31, 2014, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	September 30, 2015
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	39,807	39,807	39,807	—	—
Securities available for sale	278,470	278,470	5,550	272,920	—
Regulatory stock	4,296	4,296	4,296	—	—
Loans held for sale	1,020	1,020	1,020	—	—
Loans, net of allowance	487,933	485,783	—	—	485,783
Accrued interest receivable	3,510	3,510	3,510	—	—
Bank owned life insurance	23,659	23,659	23,659	—	—

Financial Liabilities:
Demand deposits	208,678	208,678	208,678	—	—
Interest-bearing demand deposits	14,270	14,270	14,270	—	—
NOW accounts	69,439	69,439	69,439	—	—
Money market deposit accounts	71,091	71,091	71,091	—	—
Savings accounts	141,950	141,950	141,950	—	—
Time deposits	187,261	189,248	—	—	189,248
Total deposits	692,689	694,676	505,428	—	189,248

Short-term borrowings	9,951	9,951	9,951	—	—
Long-term debt	64,594	65,232	—	—	65,232
Accrued interest payable	496	496	496	—	—

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

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of September 30, 2015, firm loan commitments were $46.9 million, unused lines of credit were $154.2 million, and open letters of credit were $11.3 million. The total of these commitments was $212.4 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

7.	Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2014	1,002
Other comprehensive income before reclassifications	1,529
Amount reclassified from accumulated other comprehensive income	(370)
Period change	1,159

Balance at March 31, 2015	2,161
Other comprehensive loss before reclassifications	(2,246)
Amount reclassified from accumulated other comprehensive loss	(396)
Period change	(2,642)

Balance at June 30, 2015	(481)
Other comprehensive income before reclassifications	1,305
Amount reclassified from accumulated other comprehensive income	(349)
Period change	956

Balance at September 30, 2015	475

Balance at December 31, 2013	(3,940)
Other comprehensive income before reclassifications	2,610
Amount reclassified from accumulated other comprehensive income	(437)
Period change	2,173

Balance at March 31, 2014	(1,767)
Other comprehensive income before reclassifications	1,962
Amount reclassified from accumulated other comprehensive income	(384)
Period change	1,578

Balance at June 30, 2014	(189)
Other comprehensive income before reclassifications	1,267
Amount reclassified from accumulated other comprehensive income	(412)
Period change	855

Balance at September 30, 2014	666

(1)	All amounts are net of tax related income tax expense or benefit is calculated using a federal income tax rate of 34%.

(2)	Amounts in parentheses indicate debits.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended September 30,
	2015	2014	Affected Line Item in the
	$	$	Statements of Income
Securities available-for-sale:
Net securities gains reclassified into earnings	529	624	Gains on securities transactions, net
Related income tax expense	(180)	(212)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	349	412

(1) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Nine Months
	Ended September 30,
	2015	2014	Affected Line Item in the
	$	$	Statements of Income
Securities available-for-sale:
Net securities gains reclassified into earnings	1,690	1,891	Gains on securities transactions, net
Related income tax expense	(574)	(643)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	1,116	1,248

Net impairment losses reclassified into earnings	—	(22)	Net impairment losses on investment securities
Related income tax expense	—	7	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	—	(15)
Total reclassifications for the period	1,116	1,233

(1) Amounts in parentheses indicate debits.

8. Recently Issued Accounting Standards

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Corporation is evaluating the effect of adopting this new accounting Update.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation And Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This Update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s financial position or results of operations.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	National and local economic conditions
•	Effects of slow economic conditions or prolonged economic weakness, specifically the effect on loan customers to repay loans
•	Health of the housing market
•	Real estate valuations and its impact on the loan portfolio
•	Interest rate and monetary policies of the Federal Reserve Board
•	Volatility of the securities markets including the valuation of securities
•	Future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Impact of mergers and acquisition activity in the local market and the effects thereof
•	Potential impact from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses
•	Changes in customer behavior impacting deposit levels and loan demand
•	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	Results of the regulatory examination and supervision process
•	The impact of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations issued thereunder
•	Possible impacts of the capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules
•	Disruptions due to flooding, severe weather, or other natural disasters
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

Results of Operations

Overview

The Corporation recorded net income of $1,853,000 and $4,915,000 for the three and nine-month periods ended September 30, 2015, a 8.2% increase and 7.1% decrease respectively, from the $1,712,000 and $5,290,000 earned during the same periods in 2014. The earnings per share, basic and diluted, were $0.65 and $1.72 for the three and nine months ended September 30, 2015, compared to $0.60 and $1.85 for the same periods in 2014.

The two primary reasons for the increase in earnings for the three-month period ended September 30, 2015, compared to the same period the prior year were an increase in net interest income and a decrease in the provision for loan losses. For the three months ended September 30, 2015, net interest income increased $292,000, or 5.3%, compared to the same period in the prior year. The Corporation recorded a credit provision for loan losses of $150,000 in the third quarter of 2015, compared to no credit provision or provision expense recorded in the third quarter of 2014. Operational expenses did increase at a slightly faster pace than the net interest income increase, but the combination of a credit provision and slightly more other income than in the third quarter of 2014 enabled the Corporation to report a 8.2% increase in quarterly earnings.

The primary reasons for the decrease in year-to-date 2015 earnings were an increase in the provision for loan losses and an increase in operational expenses, partially offset by increases in net interest income and other income. Unlike in the quarterly period, the increases in net interest income and other income for the nine-month period were not enough to cover the increases in operational expenses. In addition, the Corporation recorded $150,000 of expense related to the provision for loan losses for the nine months ended September 30, 2015, compared to a credit provision of $300,000 for the same period in 2014. The result was a 7.1% reduction in net income for the Corporation for the nine-month period ended September 30, 2015.

The increase in provision expense was primarily due to charge-offs recorded in the first quarter of 2015, as well as loan portfolio growth through the nine months ended September 30, 2015. The increase in charge-offs recorded in 2015 resulted in higher historical loss factors, which caused higher required provisions in the first and second quarters. In the third quarter, with reduced qualitative factors, the calculation of the allowance for loan losses resulted in a credit provision for the quarter decreasing the overall expense for the year. However, $150,000 of expense was still recorded for the year-to-date period in 2015, compared to a credit provision of $300,000 in the same period in 2014. Low levels of delinquent, non-performing, and classified loans, as well as minimal charge-offs resulted in the need to reduce the allowance for loan losses by recording a credit provision in 2014. The allowance as a percentage of total loans was 1.44% as of September 30, 2015, compared to 1.52% as of September 30, 2014. More detail is provided in the Provision for Loan Losses section that follows and the Allowance for Loan Losses section under Financial Condition.

Operating expenses increased by $323,000, or 5.6%, and $1,073,000, or 6.2%, for the three and nine months ended September 30, 2015, compared to the same periods in the prior year. Personnel costs increased by $162,000, or 4.6%, and $627,000, or 6.0%, for the three and nine months ended September 30, 2015, compared to 2014, due to new staff positions as well as higher benefit costs associated with new and existing staff. The personnel costs increase was largely the result of additional staffing in the mortgage department, but there was also a new information system position and three position upgrades in the operations, loans, and legal areas. The mortgage area is undergoing an expansion while the added and upgraded positions are largely to cover new requirements of the Dodd-Frank Act.

In the other income area, net gains on securities decreased by $95,000, or 15.2%, and $179,000, or 9.6%, for the three-month and nine-month periods ended September 30, 2015, compared to the same periods in 2014. Net gains on the sale of mortgages increased by $106,000, or 88.3%, and $365,000, or 146.0%, for the three and nine months ended September 30, 2015. More detail is provided under the Other Income and Operating Expense sections under Results of Operations.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s net interest income for the three and nine months ended September 30, 2015, increased from the same periods in 2014. For the three months ended September 30, 2015, net interest income was $5,833,000, compared to $5,541,000 for the same quarter of 2014, a $292,000, or 5.3% increase. For the nine months ended September 30, 2015, net interest income was $17,458,000, compared to $16,804,000 for the same period in 2014, a $654,000, or 3.9% increase. The Corporation’s net interest margin was 3.09% for the third quarter of 2015, compared to 3.02% for the third quarter of 2014. The Corporation’s year-to-date net interest margin was 3.10% through September 30, 2015, compared to 3.11% for the same period in 2014.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE increased for the three-month period ending September 30, 2015, compared to the prior year’s period with the stronger quarterly net income. However, for the nine months ending September 30, 2015 both ROA and ROE were lower than the same period of 2014, due to the decrease in the Corporation’s income and an increase in asset and capital levels.

Key Ratios	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Return on Average Assets	0.84%	0.80%	0.76%	0.85%
Return on Average Equity	7.90%	7.55%	7.05%	8.05%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In the first nine months of 2015, NII generated 71.6% of the Corporation’s gross revenue, which consists of net interest income and non-interest income, compared to 71.7% in the first nine months of 2014. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $480,000 and $1,379,000 for the three and nine months ended September 30, 2015, compared to $468,000 and $1,415,000 for the same periods in 2014.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	$	$	$	$
Total interest income	6,761	6,696	20,351	20,393
Total interest expense	928	1,155	2,893	3,589

Net interest income	5,833	5,541	17,458	16,804
Tax equivalent adjustment	480	468	1,379	1,415

Net interest income (fully taxable equivalent)	6,313	6,009	18,837	18,219

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect net interest income:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. The Federal funds rate has not changed since December of 2008. While the Federal Reserve has not changed the Federal funds rate since that time, it has been utilizing a number of other granted powers to help stimulate the economy while managing monetary policy, including maintaining low levels of inflation. This period of nearly seven years with extremely low overnight rates is the lowest and longest in U.S. history. Prior to the filing of this document, the Federal Reserve Bank chose to hold the Federal Funds target rate at 0.25% on October 28, 2015. However, it is possible that the Federal Reserve will act to increase the overnight rates at the meeting to be held on December 16, 2015.

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate has also not moved from its historic low of 3.25% since December 16, 2008.

The fact that the Federal funds rate and the Prime rate have remained at these very low levels for nearly seven years has made it difficult to grow the NII of the Corporation as the net interest margin has declined. During the first nine months of 2015, management was able to grow interest-earning assets 3.8% over the first nine months of 2014. Net interest income on a tax equivalent basis increased by $618,000, or 3.4%, but the Corporation’s margin showed a slight decline from the prior year’s period. This is typical in a prolonged low rate environment when additional savings on interest expense are limited, while yields on the Corporation’s longer assets continue to reprice to lower levels. This causes a decline in the Corporation’s margin, but the impact of the decrease in margin can be offset by sufficient increases in interest earning assets, causing an increase in NII.

The extended extremely low Federal funds rate has enabled management to reduce the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense, while the decrease in the Prime rate has reduced the yield on the Corporation’s Prime-based loans. In this environment, the Corporation’s fixed rate loans and securities have generally repriced to lower rates as they mature or reach the end of their fixed-rate period. This has occurred over the past seven years and continues to cause lower yields on the Corporation’s assets.

Security yields fluctuate more rapidly than loan yields based primarily on the changes to the U.S. Treasury rates and yield curve. With lower U.S. Treasury rates on average in the first nine months of 2015 compared to 2014, most of the security reinvesting was occurring at lower rates. As the volume of securities sold at gains continued at a higher level, this also resulted in more reinvestment at lower rates. Management did generally direct a portion of the security sale proceeds into loan growth. Additionally, management repositioned within the security portfolio and purchased shorter assets, which affected security yield. Meanwhile, the Corporation’s loan yield has continued to decline as new loans are going on at lower rates in 2015 and previous years. Management does price a minority portion of business and consumer loans above the Prime rate on variable rate loans, which helps with loan yield, however, these rates on average are still lower than the typical fixed rate loan. Therefore, any increases in total variable rate loans will generally reduce overall loan portfolio yield. An element of the Corporation’s Prime-based commercial loans is priced above the Prime rate based on the level of credit risk of the borrower. Additionally, certain variable rate consumer loans are priced above Prime. Prime-based pricing continues to be driven largely by local competition.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Mid-term and long-term interest rates generally declined throughout the first quarter of 2015 then increased throughout the second quarter of 2015 and declined again throughout the third quarter of 2015 ending lower than they were at the end of 2014. Rates on average were lower than they were during the first nine months of 2014. The 10-year U.S. Treasury yield stood at 2.06% on September 30, 2015, compared to 2.17% at December 31, 2014, and 2.52% at September 30, 2014. Lower U.S. Treasury rates during 2015 provided opportunities to sell securities at gains.

While it is becoming increasingly difficult to achieve savings on the Corporation’s overall cost of funds, management was able to selectively reprice longer-term time deposits and borrowings to lower levels during the nine months ended September 30, 2015, resulting in continued savings. Only time deposit terms three years or longer are repricing at lower rates, providing interest expense savings on deposits. Interest rates on interest bearing core deposit accounts had not been reduced through the third quarter of 2015, but management did act to reduce some core deposit rates slightly at the beginning of the fourth quarter based on lower U.S. Treasury rates in order to achieve additional savings before a possible Federal Reserve rate increase. Borrowing costs, and the wholesale borrowing curves that they are based on, generally follow the direction and slope of the U.S. Treasury curve, however these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation was able to refinance longer-term borrowings at lower rates in the first nine months of 2015 resulting in decreased interest expense and expects this trend to continue throughout the year as one more high-rate advance matures in the fourth quarter.

Management currently anticipates that the Federal Reserve will likely either increase the overnight interest rate at the last Federal Reserve Board meeting in December of 2015, or sometime during the first quarter of 2016. It is possible that the mid and long-term Treasury rates could increase throughout the course of the rest of the year in anticipation of a Federal Reserve rate movement. This would allow management to achieve higher earnings on assets given higher yielding securities and the ability to price new loans at higher market rates. If the Federal Reserve would act to increase overnight rates it is also possible that the yield curve could flatten, making it more difficult for management to increase the yield on earning assets and net interest margin, as generally the Corporation will make loans or reinvest into securities further out on the yield curve such as five-year instruments.

Generally, a flatter yield curve is not conducive to increasing net interest margin and net interest income. However, given a December overnight rate increase by the Federal Reserve, the Corporation would now benefit from a higher level of variable rate loans than were held in the past. Approximately 29% of the Corporation’s loans are variable rate as of September 30, 2015, which would reprice to a higher rate based on the Prime rate with any Federal Reserve increase. This percentage was approximately 26% as of September 30, 2014. Higher amounts of variable rate loans would help in the event of a flatter yield curve but would likely not be sufficient alone to offset higher funding costs if short-term rates were to increase materially, therefore a lower margin would occur.

The Corporation’s margin was 3.09% for the third quarter of 2015, a seven basis-point increase from the 3.02% for the third quarter of 2014. For the year-to-date period, the Corporation’s margin was 3.10%, a one basis-point decline from the 3.11% for the nine months ended September 30, 2014. Although loan growth is occurring, it has been a challenge to increase loan pricing to the point where it is contributing to an increase in overall asset yield. Cost of funds savings drove the improvement in the quarterly NIM and were largely responsible for maintaining the NIM percentage at such a close level as the prior year-to-date period. Any improvement in asset yields would be dependent on mid-term and longer-term interest rates increasing. This would assist with increased loan pricing and higher securities yields as a result of reduced amortization and higher yields being available at time of purchase.

As shown on the tables that follow, interest income, on an FTE basis for the quarter ended September 30, 2015, increased by $77,000, or 1.1%, and interest expense decreased by $227,000, or 19.7%, compared to the same period in 2014. For the nine months ended September 30, 2015, on an FTE basis, interest income decreased by $78,000, or 0.4%, and interest expense decreased by $696,000, or 19.4%, compared to the nine months ended September 30, 2014.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended September 30,
	2015			2014
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	23,619	18	0.31	22,928	17	0.30

Securities available for sale:
Taxable	200,276	782	1.56	210,338	963	1.83
Tax-exempt	100,121	1,265	5.05	103,396	1,236	4.78
Total securities (d)	300,397	2,047	2.73	313,734	2,199	2.80

Loans (a)	488,188	5,118	4.20	454,254	4,906	4.31

Regulatory stock	4,179	58	5.55	4,119	42	4.11

Total interest earning assets	816,383	7,241	3.55	795,035	7,164	3.60

Non-interest earning assets (d)	58,715			56,304

Total assets	875,098			851,339

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	160,499	74	0.18	155,243	71	0.18
Savings deposits	141,585	19	0.05	129,038	17	0.05
Time deposits	192,176	521	1.09	215,950	689	1.27
Borrowed funds	74,216	314	1.69	71,433	378	2.10
Total interest bearing liabilities	568,476	928	0.65	571,664	1,155	0.80

Non-interest bearing liabilities:

Demand deposits	210,642			186,677
Other	2,902			3,051

Total liabilities	782,020			761,392

Stockholders' equity	93,078			89,947

Total liabilities & stockholders' equity	875,098			851,339

Net interest income (FTE)		6,313			6,009

Net interest spread (b)			2.90			2.80
Effect of non-interest
bearing deposits			0.19			0.22
Net yield on interest earning assets (c)			3.09			3.02

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $544,000 as of September 30, 2015, and $415,000 as of September 30, 2014.  Such fees and costs recognized through income and included in the interest amounts totaled ($58,000) in 2015, and ($37,000) in 2014.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2015			2014
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	22,609	51	0.30	19,581	44	0.30

Securities available for sale:
Taxable	203,177	2,623	1.72	204,620	3,231	2.11
Tax-exempt	95,515	3,619	5.05	102,961	3,807	4.93
Total securities (d)	298,692	6,242	2.79	307,581	7,038	3.05

Loans (a)	484,329	15,208	4.19	449,081	14,599	4.34

Regulatory stock	3,850	229	7.93	3,887	127	4.37

Total interest earning assets	809,480	21,730	3.58	780,130	21,808	3.73

Non-interest earning assets (d)	58,123			54,474

Total assets	867,603			834,604

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	158,233	214	0.18	149,354	199	0.18
Savings deposits	139,111	55	0.05	126,990	51	0.05
Time deposits	195,215	1,629	1.12	215,727	2,093	1.30
Borrowed funds	73,492	995	1.81	71,589	1,246	2.33
Total interest bearing liabilities	566,051	2,893	0.68	563,660	3,589	0.85

Non-interest bearing liabilities:

Demand deposits	205,443			179,934
Other	2,837			3,198

Total liabilities	774,331			746,792

Stockholders' equity	93,272			87,812

Total liabilities & stockholders' equity	867,603			834,604

Net interest income (FTE)		18,837			18,219

Net interest spread (b)			2.90			2.88
Effect of non-interest
bearing deposits			0.20			0.23
Net yield on interest earning assets (c)			3.10			3.11

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $496,000 as of September 30, 2015, and $387,000 as of September 30, 2014.  Such fees and costs recognized through income and included in the interest amounts totaled ($153,000) in 2015, and ($95,000) in 2014.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Loan yields were at historically low levels during 2014 and during the nine months ended September 30, 2015, due to the extended low-rate environment as well as extremely competitive pricing for the limited number of quality loan opportunities in the market. The Corporation’s loan yield decreased 11 basis points in the third quarter of 2015 compared to the third quarter of 2014, and decreased 15 basis points for the first nine months of 2015 compared to the same period in 2014. It is anticipated that these yields will improve in the coming months as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. Despite the lower yields, the growth in the loan portfolio resulted in interest income on loans increasing $212,000, or 4.3%, for the third quarter of 2015 compared to the third quarter of 2014. For the nine months ended September 30, 2015, the Corporation’s interest income on loans increased $609,000, or 4.2%, compared to the same period in 2014.

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

Earnings and yields on the Corporation’s securities declined by 7 basis points for the third quarter of 2015 compared to the third quarter of 2014. For the year-to-date period ended September 30, 2015, the yield on the securities portfolio declined by 26 basis points compared to the year-to-date period in 2014. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. The Corporation’s taxable securities experienced a 27 basis-point decrease in yield for the three months ended September 30, 2015, and a 39 basis-point decrease in yield for the nine months ended September 30, 2015, compared to the same periods in 2014. Most security reinvestment in the past few years has been occurring at lower rates and amortization has been higher in recent years due to faster prepayment speeds on MBS and CMO securities. Each time U.S. Treasury rates experience a decline, the prepayment speeds pick up and negatively impact the yield on these securities. Meanwhile, tax-exempt security yields increased by 27 basis points and 12 basis points for the three and nine-month periods ended September 30, 2015, compared to the same periods in 2014. The yields on these tax-exempt municipal bonds are not as quick to follow changes in the U.S. Treasury rates. They have been relatively stable despite significant movements in the 10-year U.S. Treasury from one year ago. As the 10-year U.S. Treasury rates declined, the spreads available on these securities increased, resulting in similar yields. Management was also selling out of lower yielding municipal bonds in an effort to improve overall municipal bond yield.

In the current rate environment with short-term rates extremely low and with small rate differences for longer-term deposits, the consumer is electing to stay short and maintain funds in accessible deposit instruments. As a result, the customer prefers keeping balances in both non-interest and interest bearing checking products and savings accounts. In addition to the consumer staying liquid with their available funds, there has been a general trend of funds flowing from time deposit accounts into both non-interest checking, NOW and savings accounts. The average balance of the Corporation’s interest bearing liabilities decreased during the three months ended September 30, 2015, and increased minimally during the nine months ended September 30, 2015, compared to the same periods in 2014. The average balance of time deposits declined significantly in 2015 more than offsetting the increases in the other areas of NOW, MMDA, and savings accounts, causing total interest bearing funds to decrease. However, with more of the interest bearing funds in the form of NOW, MMDA, and savings accounts rather than time deposits, the average interest rate paid on all of these instruments is lower than previous, resulting in less interest expense.

Interest expense on deposits declined by $163,000 for the three months ended September 30, 2015, and $445,000 for the nine months ended September 30, 2015, compared to the same periods in 2014. Demand and savings deposits reprice in entirety whenever the offering rates are changed. This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels. The annualized rate on interest bearing demand accounts was 0.18% for the three and nine-month periods ended September 30, 2015, and 2014. The scope of further reductions in dollar amount of interest expense is very limited since rates cannot be reduced much lower. For the first nine months of 2015, the average balances of interest bearing demand deposits increased by $8.9 million, or 5.9%, over the same period in 2014, while the average balance of savings accounts increased by $12.1 million, or 9.5%. This increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2015 compared to 2014.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During 2014 and through the first nine months of 2015, time deposit balances decreased. The decrease can be attributed to the lowest rates paid historically on time deposits, which has caused the differential between time deposit rates and rates on non-maturing deposits to be minimal. As a result, customers have elected to keep more of their funds in non-maturity deposits and less funds in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a lower cost and more balanced deposit funding position. The Corporation was able to reduce interest expense on time deposits by $168,000, or 24.4%, for the third quarter of 2015, compared to the same period in 2014, and $464,000, or 22.2%, for the nine months ended September 30, 2015, compared to the same period in 2014. Average balances decreased by $23.8 million, or 11.0%, and $20.5 million, or 9.5%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. The average annualized interest rate paid on time deposits decreased by 18 basis points for the three-month period and the nine-month period when comparing both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. Average short-term advances of $7,779,000 were utilized in the first nine months of 2015, compared to $5,541,000 in the first nine months of 2014. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. Average total borrowings increased by $2.8 million, or 3.9%, in the third quarter of 2015, compared to the same quarter in 2014, and increased by $1.9 million, or 2.7%, for the nine months ended September 30, 2015, compared to the same period in 2014. Interest expense was $64,000, or 16.9% lower, for the three-month period and $251,000, or 20.1% lower, for the nine-month period when comparing 2015 to 2014, as a result of management refinancing maturing long-term advances to lower rates.

The NIM was 3.09% for the third quarter of 2015, and 3.10% for the nine months ended September 30, 2015, compared to 3.02% and 3.11% for the same periods in 2014. For the quarter ended September 30, 2015, the net interest spread increased ten basis points to 2.90%, from 2.80% for the same period in 2014. For the nine-month period ended September 30, 2015, the net interest spread increased two basis points to 2.90%, from 2.88% for the same period in 2014. The effect of non-interest bearing funds dropped three basis points for the three and nine-month periods compared to the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between no-cost funds and interest bearing liabilities. For example, if a savings account with $10,000 earns 1%, the benefit for $10,000 of non-interest bearing deposits is equivalent to $100; but if the rate is reduced to 0.20%, then the benefit is only $20. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses (ALLL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ALLL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a credit provision of $150,000 for the three months ended September 30, 2015, and a provision expense of $150,000 for the nine months ended September 30, 2015, compared to no credit provision or provision expense for the three months ended September 30, 2014, and a credit provision of $300,000 for the nine months ended September 30, 2014. The analysis of the ALLL takes into consideration, among other things, the following factors:

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

Prior to 2012, the annual provision expense was at increased levels to account for difficult economic conditions that had an impact on the financial health of the Corporation’s borrowers and a direct impact on asset quality. Throughout 2014, after analysis of the factors listed above, the allowance for loan loss calculation resulted in a reduction of the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans. In the first half of 2015, increased charge-offs again resulted in the need to increase the Corporation’s provision expense. During the third quarter of 2015, a decline in qualitative factors more than offset a slight increase in substandard loans, resulting in the need to take a credit provision to adjust the allowance to the required amount. As of September 30, 2015, the Corporation’s net charge-offs were $185,000, compared to net recoveries of $49,000 during the first nine months of 2014. This was largely responsible for the higher provision expense of $150,000 recorded in the first nine months of 2015, compared to a $300,000 credit provision during the first nine months of 2014. The higher charge-offs in the first nine months of 2015 are the result of one $272,000 commercial loan charge-off in the first quarter of 2015, which completely charged off all the remaining loan balance to this borrower. This was the second charge-off related to this borrower. The first charge-off was $204,000 and occurred in the fourth quarter of 2014. In addition to charge-offs and recoveries, management closely tracks delinquent, non-performing, and classified loans as a percentage of capital and of the loan portfolio.

As of September 30, 2015, total delinquencies represented 0.48% of total loans, compared to 0.65% as of September 30, 2014. These ratios are low compared to local and national peer groups. As of September 30, 2015, the Corporation’s total delinquencies were approximately a third of the national peer group average of 1.38% of total loans. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The prolonged economic downturn, including devaluation of residential and commercial real estate, had stressed these ratios in past years. Valuations have recently shown improvements and the levels of classified loans have declined significantly. Classified loans as a percentage of regulatory capital (Tier 1 Capital plus the Allowance for Loan Losses) stood at 18.0% as of September 30, 2015, compared to 21.8% as of December 31, 2014, and 17.9% as of September 30, 2014. These levels are all significantly below levels experienced in years prior to 2013. Classified loans last exceeded 30% of regulatory capital back on September 30, 2012, but have generally migrated lower since then.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Over the first three quarters of 2015, normal qualitative factor adjustments for expected loan losses were made, however the general trend is lower qualitative factors, which would cause a lower ALLL calculation. More qualitative factors were reduced than increased during the first three quarters of 2015, with the total qualitative factors for all loan segments lower as of September 30, 2015 compared to December 31, 2014.

In the first quarter of 2015, stable employment, and experience and depth in the lending area allowed for a reduction of this factor for all pools, while in the third quarter the factor for quality of loan review and Board oversight was reduced due to continued enhancements in oversight. The factor for changes in lending policy and procedures was reduced for all commercial loans including agricultural loans in the third quarter after experiencing no material changes in 2015. The same factor was increased in the first quarter of 2015 for home equity, personal loans, and credit line segments after major changes occurred with the Bank’s home equity product. The qualitative factor for trends in the nature and volume of the loans was lowered for agricultural dairy loans and consumer loans outside of home equity, as growth rates slowed. The most significant growth rate change has occurred in agricultural dairy loans where the Corporation has gone from a very high growth rate in 2013, to slowing in 2014, to declines in the first three quarters of 2015, allowing the adjustment to be cut in half since the second quarter of 2014. The most recent adjustments for loan growth rates was the recognition of a faster business loan growth rate in the third quarter with slowing in personal loans and credit lines. In the second quarter of 2015, the factor for growth rate was pushed up for CRE loans as well as the factor for concentration of credit as CRE loans have grown with the improving economy. The qualitative factor for health of the national and local economic conditions was lowered in the first quarter related to all consumer loans, while in the third quarter this same qualitative factor for agricultural loans outside of dairy was increased due to concerns related to the avian flu, which could affect the poultry industry. The factor for delinquency was increased in the third quarter for agricultural loans outside of dairy, while the delinquency factor was reduced for business mortgages. In the second quarter of 2015, lower levels of delinquencies caused reduced factor adjustments for business loans, business mortgages, and consumer credit lines.

The Corporation’s charge-offs and recoveries have a direct impact on the ALLL and the provision for loan losses. For the nine months ended September 30, 2015, the Corporation’s net charge-offs were $185,000. This compares to net recoveries of $49,000 during the first nine months of 2014. This was largely responsible for the higher provision expense of $150,000 recorded in the first nine months of 2015, compared to a $300,000 credit provision during the first nine months of 2014. The higher charge-offs in the first nine months of 2015 are the result of one commercial loan charge-off in the first quarter of 2015. This was the second charge-off related to this borrower, with the first occurring in the fourth quarter of 2014. No additional charge-offs are expected on this borrower.

Management monitors the allowance as a percentage of total loans. The percentage of the allowance to total loans has decreased slightly since September 30, 2014 and December 31, 2014, but remains comparable with the peer group. As of September 30, 2015, the allowance as a percentage of total loans was 1.44%, down from 1.52% at December 31, 2014, and 1.52% at September 30, 2014. Management continues to evaluate the allowance for loan losses in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the allowance for loan losses is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Other Income

Other income for the third quarter of 2015 was $2,342,000, an increase of $67,000, or 2.9%, compared to the $2,275,000 earned during the third quarter of 2014. For the year-to-date period ended September 30, 2015, other income totaled $6,937,000, an increase of $314,000, or 4.7%, compared to the same period in 2014. The following tables detail the categories that comprise other income.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014
	$	$	$	%

Trust and investment services	250	309	(59)	(19.1)
Service charges on deposit accounts	277	321	(44)	(13.7)
Other service charges and fees	256	186	70	37.6
Commissions	520	507	13	2.6
Gains on securities transactions, net	529	624	(95)	(15.2)
Impairment losses on securities	—	—	—	—
Gains on sale of mortgages	226	120	106	88.3
Earnings on bank owned life insurance	196	163	33	20.2
Other miscellaneous income	88	45	43	95.6

Total other income	2,342	2,275	67	2.9

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014
	$	$	$	%

Trust and investment services	921	959	(38)	(4.0)
Service charges on deposit accounts	807	880	(73)	(8.3)
Other service charges and fees	612	441	171	38.8
Commissions	1,488	1,467	21	1.4
Gains on securities transactions, net	1,690	1,891	(201)	(10.6)
Gains on sale of mortgages	615	250	365	146.0
Earnings on bank owned life insurance	530	477	53	11.1
Other miscellaneous income	274	280	(6)	(2.1)

Total other income	6,937	6,623	314	4.7

Trust and investment services income decreased $59,000, or 19.1%, and $38,000, or 4.0%, for the three and nine months ended September 30, 2015, compared to the same periods last year. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the third quarter of 2015, traditional trust income decreased by $58,000, or 26.6%, while income from alternative investments decreased by $1,000, or 1.1%, compared to the third quarter of 2014. For the nine months ended September 30, 2015, traditional trust services income decreased by $50,000, or 7.5%, while income from alternative investment services increased by $12,000, or 4.0%, compared to the same period in 2014. Trust income was down for both periods primarily as a result of a $41,000 charge for a trading loss recorded in the third quarter of 2015. Investment services income is dependent on new investment activity derived from the period and was down slightly for the quarter, but up for the nine-month period. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, small business planning, and personal investment services in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Service charges on deposit accounts decreased by $44,000, or 13.7%, for the three months ended September 30, 2015, and $73,000, or 8.3%, for the nine months ended September 30, 2015, compared to the same periods in 2014. Overdraft service charges are the largest component of this category and comprised approximately 80% of the total deposit service charges for the three months ended September 30, 2015, and 81% of the total deposit service charges for the nine months ended September 30, 2015. Total overdraft fees decreased by $46,000, or 17.0%, and $69,000, or 9.6%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. Management attributes lower overdraft fee income primarily to changes in customer behavior. Customers have been more diligent in preventing overdrafts. No changes to Bank fees or policies have occurred. Most of the other service charge areas showed minimal increases or decreases from the prior year.

Other service charges and fees increased by $70,000, or 37.6%, and $171,000, or 38.8%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. The quarterly and year-to-date increase is primarily due to an increase in loan administration fees that were higher by $34,000, or 67.3%, for the three-month period ended September 30, 2015, and $101,000, or 100.3%, for the nine-month period ended September 30, 2015, compared to the same periods in the prior year. An increase in fees in the second quarter of 2014 as well as higher mortgage origination volume was responsible for this increase. Mortgage volume for 2015 is running at more than twice the pace as the first nine months of 2014, a direct result of the additional resources allocated to the Corporation’s mortgage expansion. Fees for 30-year mortgage originations increased by $43,000, or 196.6%, and $65,000, or 190.6%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. The mortgage origination fees are points on a mortgage. There was an increase in the number of mortgage borrowers electing to take points in the third quarter of 2015 as well as an increase in construction mortgages where it is more typical of borrowers to pay points to further reduce the interest rate. Modification and subordination fees increased by $2,000, or 110.8%, and $20,000, or 352.8%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. Partially offsetting these increases, letter of credit fees decreased by $22,000, or 49.0%, and $19,000, or 22.7%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. Various other fee income categories increased or decreased slightly.

For the three months ended September 30, 2015, $529,000 of gains on securities transactions excluding impairment were recorded compared to $624,000 for the same period in 2014, a $95,000, or 15.2% decrease. For the nine months ended September 30, 2015, $1,690,000 of gains on securities transactions were recorded compared to $1,891,000 for the nine months ended September 30, 2014, a $201,000, or 10.6% decrease. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. Gains or losses on securities are a direct result of the market pricing available at the time of sale and the volume of security sales. Generally, the lower U.S. Treasury yields are, the more management will be motivated to pursue taking gains from the sale of securities. However, these market opportunities are evaluated subject to the Corporation’s other asset liability measurements and goals. The yield curve in the first nine months of 2015 and 2014 provided opportunities to take significant gains out of the portfolio although the year-to-date gains in 2015 were slightly lower than those recorded in the first nine months of 2014.

There were no impairment losses for the nine months ended September 30, 2015, while there were impairment losses on securities of $22,000 for the nine months ended September 30, 2014. Impairment losses occur when securities are written down to a lower value based on anticipated credit losses. The impairment losses recorded in 2014 were related to private collateralized mortgage obligations, which were all sold in the first half of 2014. Further information on securities and other than temporary impairment is provided in the Securities Available for Sale section, under Financial Condition, in this filing.

Gains on the sale of mortgages were $226,000 for the three-month period ended September 30, 2015, compared to $120,000 for the same period in 2014, a $106,000, or 88.3% increase. Gains on the sale of mortgages for the nine months ended September 30, 2015, were $615,000, compared to $250,000 for the same period in 2014, a $365,000, or 146.0% increase. Secondary mortgage financing activity drives the gains on the sale of mortgages, and the activity in the first nine months of 2015 was running at a pace nearly double 2014 volume due to additional investments and efforts made in the mortgage area as well as low mortgage rates. The mortgage division of the Bank continues to experience steady growth in terms of both volume and units. Closed units through the end of the third quarter are up 72% over 2014; combined with an 11% increase in average loan amount, total closed dollar volume has increased over 91% from the same period in 2014. The introduction of government loan products (FHA, VA, and USDA) started to have an impact in 2015, with governmental production running seven times more in the first nine months of 2015 compared to the same period in 2014. Lastly, market rates have been more favorable in the first nine months of 2015 with the 10-year U.S. Treasury averaging 2.12%, compared to 2.63% for the same period in 2014. Management anticipates that gains should continue to increase throughout the remainder of 2015 and in 2016 with an increased strategic focus and resources deployed to grow the Corporation’s mortgage origination activity.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

For the three months ended September 30, 2015, earnings on BOLI increased by $33,000, or 20.2%, and for the nine months ended September 30, 2015, earnings on BOLI increased by $53,000, or 11.1%, compared to the same periods in 2014. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies, the actual annual return of the policies, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses. An additional investment of $2,500,000 was made into BOLI during the second quarter of 2015, resulting in the increased income for both the quarter and year-to-date periods.

The miscellaneous income category increased by $43,000, or 95.6%, for the three months ended September 30, 2015, and decreased by $6,000, or 2.1%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The primary reason for the increased quarterly income was due to a decrease in OREO losses of $22,000 in the third quarter of 2015 compared to the same quarter in the prior year. Additionally, there was a sales tax refund of $30,000 recorded in the third quarter of 2015 with no sales tax refunds recorded in the third quarter of 2014. The primary reason for the year-to-date decrease was a decrease in income related to the provision for off balance sheet credit losses. Larger reductions to this off balance sheet credit provision occurred in the nine months ended September 30, 2014, than the year-to-date period in 2015. This income decreased by $42,000 for the nine months ended September 30, 2015, compared to the same period in the prior year.

Operating Expenses

Operating expenses for the third quarter of 2015 were $6,090,000, an increase of $323,000, or 5.6%, compared to the $5,767,000 for the third quarter of 2014. For the year-to-date period ended September 30, 2015, operating expenses totaled $18,427,000, an increase of $1,073,000, or 6.2%, compared to the same period in 2014. The following tables provide details of the Corporation’s operating expenses for the three and nine-month periods ended September 30, 2015, compared to the same periods in 2014.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014
	$	$	$	%
Salaries and employee benefits	3,679	3,517	162	4.6
Occupancy expenses	508	476	32	6.7
Equipment expenses	283	287	(4)	(1.4)
Advertising & marketing expenses	96	95	1	1.1
Computer software & data processing expenses	407	393	14	3.6
Bank shares tax	195	170	25	14.7
Professional services	322	311	11	3.5
Other operating expenses	600	518	82	15.8
Total Operating Expenses	6,090	5,767	323	5.6

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014
	$	$	$	%
Salaries and employee benefits	11,055	10,428	627	6.0
Occupancy expenses	1,586	1,451	135	9.3
Equipment expenses	849	815	34	4.2
Advertising & marketing expenses	412	350	62	17.7
Computer software & data processing expenses	1,165	1,188	(23)	(1.9)
Bank shares tax	586	536	50	9.3
Professional services	1,077	991	86	8.7
Other operating expenses	1,697	1,595	102	6.4
Total Operating Expenses	18,427	17,354	1,073	6.2

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise 60% of the Corporation’s total operating expenses. For the three months ended September 30, 2015, salaries and benefits increased $162,000, or 4.6%, from the same period in 2014. For the nine months ended September 30, 2015, salaries and benefits increased $627,000, or 6.0%, compared to the nine months ended September 30, 2014. Salaries increased by $112,000, or 4.2%, and employee benefits increased by $50,000, or 5.7%, for the three months ended September 30, 2015, compared to the same period in 2014. For the nine months ended September 30, 2015, salary expense increased by $451,000, or 5.8%, while employee benefits increased by $176,000, or 6.5%, compared to the nine months ended September 30, 2014. Salary and benefit expenses are growing primarily because of the expansion of the mortgage division and one additional information systems position, along with three position upgrades, affecting three different areas of the Bank. The three position upgrades involved operations, commercial lending, and legal.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Occupancy expenses increased $32,000, or 6.7%, and $135,000, or 9.3%, for the three and nine months ended September 30, 2015, compared to the same periods in the prior year. Cleaning services were $31,000 for the third quarter of 2015 and $100,000 for the nine-month period and are now being included in occupancy costs whereas in years prior to 2015 they were included with professional services. This reclassification is primarily responsible for the quarter and year-to-date increases in this area. Additionally, lease expense increased by $34,000, or 66.9%, for the nine months ended September 30, 2015, compared to the same period in the prior year due to the lease of additional office space in downtown Ephrata that occurred in the second quarter of 2014. Additional space was leased for loan operations, providing more room for commercial lending and the mortgage expansion at the main office location.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Advertising and marketing expenses did not change substantially for the three months ended September 30, 2015, but did increase by $62,000, or 17.7%, for the nine months ended September 30, 2015, compared to the same periods in 2014. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses increased by $48,000, or 20.1%, and the public relations expenses increased by $14,000, or 13.2%, for the nine months ended September 30, 2015, compared to the same period in 2014. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is highly dependent upon the execution of those strategies.

Bank shares tax expense increased $25,000, or 14.7%, for the three months ended September 30, 2015, and $50,000, or 9.3%, for the nine months ended September 30, 2015, compared to the same periods in 2014. In 2014, the PA Bank Shares Tax rate and formula was changed, resulting in a lower tax amount for the Corporation. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. Previously, the shares tax calculation formula utilized a rolling six-year average of taxable shares, which was the average shareholders’ equity of the Bank less the average amount of exempt U.S. obligations held. In 2014 the shares tax rate was reduced from 1.25% to 0.89%. Additionally, the calculation was changed to using a year-end balance of shareholders’ equity, less tax-exempt U.S. obligations held at year-end. While the rate and formula change reduced Bank shares tax in 2014, normal growth of Bank shareholders’ equity and slightly lower exempt U.S. obligations held, caused the shares tax to increase in 2015.

Professional services expense increased $11,000, or 3.5%, and $86,000, or 8.7%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. These services include accounting and auditing fees, legal fees, and fees for other third-party services. Trust department processing fees increased by $18,000 for the three months ended September 30, 2015, and $28,000 for the nine months ended September 30, 2015, compared to the same periods in the prior year. Legal fees decreased by $10,000 for the quarter and increased by $14,000 for the year-to-date period ended September 30, 2015, compared to the same periods in 2014. The year-to-date increase was due to non-recurring fees associated with Corporate legal matters. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Other operating expenses increased by $82,000, or 15.8%, and by $102,000, or 6.4%, for the three and nine months ended September 30, 2015 respectively, compared to the same periods in 2014. The third quarter increase was primarily due to a $110,000 increase in the allowance for off balance sheet credit losses, and a $16,000 increase in general insurance, partially offset by a $19,000 decrease in other loan expenses, a $14,000 decline in dues, memberships and contributions, with several other smaller items making up the remaining difference. The year-to-date increase can be attributed to several increases, partially offset by two main decreases. The allowance for off balance sheet credit losses increased by $95,000, FDIC assessments by $54,000, general insurance costs by $36,000, and shareholder expenses by $28,000. Partially offsetting these increases were a $67,000 decline in operating supplies and a $45,000 decline in delinquent loan expenses.

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes. For the three and nine months ended September 30, 2015, the Corporation recorded Federal income tax expense of $382,000 and $903,000, compared to tax expense of $337,000 and $1,083,000 for the three and nine months ended September 30, 2014. The effective tax rate for the Corporation was 17.1% for the three months ended September 30, 2015, and 15.5% for the nine months ended September 30, 2015, compared to 16.4% and 17.0% for the same periods in 2014. The Corporation’s effective tax rate has historically been maintained at low levels primarily due to a relatively high level of tax-free municipal bonds held in the securities portfolio. The fluctuation of the effective tax rate will occur as a result of total tax-free revenue as a percentage of total revenue.

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

The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation’s Holding Company has very limited taxable corporate net income activities. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is subject to Pennsylvania Bank Shares Tax. Like Federal Corporate income tax, the Pennsylvania Bank Shares Tax is a significant expense for the Corporation, amounting to $195,000 in the third quarter of 2015 and $586,000 for the nine months ended September 30, 2015, compared to $170,000 and $536,000 for the same periods in 2014. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair value. As of September 30, 2015, the Corporation had $278.5 million of securities available for sale, which accounted for 32.2% of assets, compared to 34.5% as of December 31, 2014, and 35.4% as of September 30, 2014. Based on ending balances, the securities portfolio decreased 7.6% from September 30, 2014, and 5.9% from December 31, 2014.

The securities portfolio was showing a net unrealized gain of $720,000 as of September 30, 2015, compared to $1,518,000 as of December 31, 2014, and $1,009,000 as of September 30, 2014. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates. Out of the three period-end dates noted above, the 10-year U.S. Treasury yield was at its highest on September 30, 2014, at 2.52%. The 10-year U.S. Treasury yield decreased to 2.17% as of December 31, 2014, and to 2.06% as of September 30, 2015. The actual U.S. Treasury rates and forecasts for future interest rates will continue to impact the valuation of the Corporation’s debt securities.

The table below summarizes the Corporation’s cost, unrealized gain or loss position, and fair value for each sector of the securities available for sale portfolio for the periods ended September 30, 2015, December 31, 2014, and September 30, 2014.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
September 30, 2015
U.S. government agencies	25,420	12	25,432
U.S. agency mortgage-backed securities	38,392	(200)	38,192
U.S. agency collateralized mortgage obligations	47,810	66	47,876
Corporate bonds	60,542	(163)	60,379
Obligations of states and political subdivisions	100,046	995	101,041
Total debt securities	272,210	710	272,920
Marketable equity securities	5,540	10	5,550
Total securities available for sale	277,750	720	278,470

December 31, 2014
U.S. government agencies	46,577	(418)	46,159
U.S. agency mortgage-backed securities	37,946	4	37,950
U.S. agency collateralized mortgage obligations	48,690	(624)	48,066
Corporate bonds	65,274	(166)	65,108
Obligations of states and political subdivisions	90,628	2,703	93,331
Total debt securities	289,115	1,499	290,614
Marketable equity securities	5,189	19	5,208
Total securities available for sale	294,304	1,518	295,822

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
September 30, 2014
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

While interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income securities portfolio, there are also a number of other market factors that impact bond prices. While there is still a possibility of a Federal Reserve rate increase in the fourth quarter of 2015, at present market interest rates remain compressed and have been range bound, operating in a fairly narrow range over the last twelve months. While any market rate increase would have a negative impact on the Corporation’s debt securities, the impact will vary according to the length and structure of each sector. It is not known when the Federal Reserve will act to increase the Fed funds rate, but mid-term and long-term rates can react at any time to economic news and market forces. While management is planning for mid-term and long-term interest rates to increase, it is possible they would not increase to the same magnitude that short-term rates will increase. Therefore a flatter yield curve could develop. With the 10-year U.S. Treasury yield at 2.06% as of September 30, 2015, any significant increase in this rate would have a negative impact on the Corporation’s obligations of states and political subdivisions, referred to as municipal bonds. The municipal bond sector is the largest of the portfolio and as a result management will closely monitor the 10-year U.S. Treasury yield due to its impact on these securities. The other sectors of the portfolio have shorter lives and duration and would be more influenced by the 2-year and 5-year U.S. Treasury rates. It is anticipated that the current unrealized gains will dissipate and unrealized losses will be incurred when market rates do begin to increase, either in anticipation of a Federal Reserve rate move, or after the Federal rate move.

Management has already taken steps to reduce the Corporation’s exposure to increases in interest rates and declines in the market valuation of the securities portfolio. These actions have included the sales of longer duration securities, primarily municipal bonds. While the municipal bond segment of the portfolio has grown, the types of instruments being purchased generally have better rates-up performance than those municipal bonds being sold. Those actions are part of a broader asset liability plan to continually work to mitigate future interest rate risk and fair value risk to the Corporation. Part of that strategy is to retain higher levels of cash and cash equivalents to increase liquidity and provide an immediate hedge against higher interest rates and fair value risk. However, despite taking actions to mitigate the Corporation’s future risk, these risks are inherent to the banking model. Unrealized gains and losses on securities will vary significantly according to market forces. Management’s focus will continue to be on the long-term performance of these securities. While management has and will continue to take gains from the portfolio when opportunities exist, the broader securities strategy remains to buy and hold debt securities until maturity.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book value of $5.0 million. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price. The Corporation also has a small portfolio of bank stocks with a book value of $540,000. These two equity holdings make up 2.0% of the Corporation’s securities available for sale.

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

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending
	September 30, 2015		December 31, 2014		September 30, 2014
	$	%	$	%	$	%

U.S. government agencies	25,432	9.1	46,159	15.6	36,830	12.2
U.S. agency mortgage-backed securities	38,192	13.7	37,950	12.8	46,736	15.5
U.S. agency collateralized mortgage obligations	47,876	17.2	48,066	16.2	58,723	19.5
Corporate debt securities	60,379	21.7	65,108	22.0	52,988	17.6
Obligations of states and political subdivisions	101,041	36.3	93,331	31.6	100,657	33.4
Equity securities	5,550	2.0	5,208	1.8	5,363	1.8

Total securities	278,470	100.0	295,822	100.0	301,297	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	risk-based capital considerations
•	Federal income tax considerations with regard to obligations of states and political subdivisions.

Since September of 2014, the most significant change occurring with the Corporation’s securities portfolio was a large $17.4 million, or 5.9% decline, in the total portfolio since December 31, 2014. This was primarily due to increased loan demand. Management desires to continue to build the loan portfolio and has goals of increasing the loan-to-deposit ratio and reallocating assets by funding loan growth with declines in securities. The largest change within the portfolio was a decrease in U.S. government agency, U.S. agency mortgage-backed securities (MBS), and U.S. agency collateralized mortgage obligations (CMO) with a partially offsetting increase in corporate debt securities. The Corporation took advantage of the low market rate environment and sold a number of U.S. government agency securities to reduce duration, generate gains, and to increase liquidity. In addition, while MBS securities provide a stable ladder of cash flows, the lack of a structure to limit prepayment speeds makes these securities susceptible to lower yields on any rate declines. The volatility of MBS prepayment speeds has caused management to not reinvest in this area. A number of CMO securities were also sold during the third quarter because of the substantial gains associated with these transactions.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

The Corporation’s U.S. government agency sector decreased by $11.4 million, or 30.9%, since September 30, 2014, with the weighting reduced from 12.2% of the portfolio to 9.1%. In the past, management’s goal was to maintain agency securities at approximately 15% of the securities portfolio. In the currently very low rate environment, management is comfortable maintaining Agencies at a level of 10% of the portfolio. Management does plan to reinvest in the Agency sector prior to year-end to hold agencies at approximately 10% of the portfolio. This sector is also important in maintaining adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as a foundational portion of the portfolio.

The Corporation’s U.S. agency MBS and CMO sectors have decreased in total by $19.4 million, or 18.4%, since September 30, 2014. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS and CMO securities as a group is significant, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities. As a result of the volatility of MBS prepayment speeds, management has shifted the MBS/CMO allocation to a heavier weighting of CMOs in this combined sector.

As of September 30, 2015, the fair value of the Corporation’s corporate bonds increased by $7.4 million, or 13.9%, from balances at September 30, 2014. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. In the prolonged period of historically low interest rates, the municipal bond sector has far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds and these instruments experience significant fair market value gains when interest rates are low and market value losses when interest rates are higher. The market value of municipal holdings has not changed significantly from $100.7 million at September 30, 2014, to $101.0 million at September 30, 2015, however the municipal holdings have grown as a percentage of the portfolio to 36.3% as of September 30, 2015. It is not anticipated that this percentage will continue to rise. The Corporation’s investment policy limits municipal holdings to a maximum of 40% of the securities portfolio.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

By policy, management is to identify and recommend whether to hold or sell securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase, or below investment grade. Management monitors the security ratings on a monthly basis and reviews quarterly with the Board of Directors. Management, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines or below investment grade based on the expectation of recovery of market value or improved performance. At this time management has elected, and the Board has approved, holding securities that have fallen below initial policy guidelines or investment grade. Presently, management and the Board continue to hold seven corporate bond instruments that have split ratings, with one rating within the Corporation’s initial purchase policy guidelines and one rating outside of management guidelines but still investment grade. The seven bonds have a book value of $11.6 million with a small $63,000 unrealized carrying loss as of September 30, 2015. Management conducts ongoing monitoring of these bonds with the Board approving holding these securities on a quarterly basis. Currently, there are no indications that any of these bonds would discontinue contractual payments.

As of September 30, 2015, twenty-one of the thirty-nine corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 99.3% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of September 30, 2015, all but two of the corporate bonds had at least one A3 or A- rating by one of the two predominate major credit rating services, Moody’s and S&P. The two unrelated corporate bonds, with a total book value of $2.2 million, did not have an A3 or A- rating as of September 30, 2015. These bonds were both rated Moody’s Baa1 and S&P BBB+, which are two levels above the minimum required to be considered investment grade. Management conducts ongoing monitoring of these bonds and has chosen to continue to hold these bonds.

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of September 30, 2015, no municipal bonds carried a credit rating under these levels.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Loans

Net loans outstanding increased by 8.2%, to $487.9 million at September 30, 2015, from $450.9 million at September 30, 2014. Net loans increased by 5.2%, an annualized rate of 6.9%, from $464.0 million at December 31, 2014. The following table shows the composition of the loan portfolio as of September 30, 2015, December 31, 2014, and September 30, 2014.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	September 30,		December 31,		September 30,
	2015		2014		2014
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	90,740	18.3	95,914	20.4	95,173	20.8
Agriculture mortgages	152,015	30.7	140,322	29.8	133,588	29.2
Construction	8,963	1.8	7,387	1.6	9,054	2.0
Total commercial real estate	251,718	50.8	243,623	51.8	237,815	52.0

Consumer real estate (a)
1-4 family residential mortgages	127,716	25.8	123,395	26.2	123,203	26.9
Home equity loans	11,857	2.4	12,563	2.7	9,915	2.2
Home equity lines of credit	34,476	7.0	27,308	5.8	26,672	5.8
Total consumer real estate	174,049	35.2	163,266	34.7	159,790	34.9

Commercial and industrial
Commercial and industrial	35,848	7.3	31,998	6.8	29,366	6.4
Tax-free loans	12,613	2.6	11,806	2.5	12,550	2.7
Agriculture loans	16,705	3.4	16,496	3.5	14,089	3.2
Total commercial and industrial	65,166	13.3	60,300	12.8	56,005	12.3

Consumer	3,498	0.7	3,517	0.7	3,833	0.8

Total loans	494,431	100.0	470,706	100.0	457,443	100.0
Less:
Deferred loan fees (costs), net	(608)		(462)		(430)
Allowance for loan losses	7,106		7,141		6,968
Total net loans	487,933		464,027		450,905

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $32,537,000 as of September 30, 2015, $16,670,000 as of December 31, 2014, and $12,523,000 as of September 30, 2014.

Since September 30, 2014, and December 31, 2014, loan growth occurred as a result of increases in agriculture mortgages, 1-4 family residential mortgages, home equity lines of credit, and commercial and industrial loans. Agricultural lending has been an area of increased focus for the Corporation. The agricultural sector of the local economy has recovered much quicker than other elements such as construction, manufacturing, and service-related industries. 1-4 family residential mortgages increased due to the expansion of the Corporation’s mortgage division and successful efforts to expand product line and increase the sales force to capture a greater share of the mortgage market. Home equity lines of credit have grown in response to the low interest rate environment encouraging customers to utilize variable rate consumer borrowings in conjunction with several home equity specials that the Corporation has offered during 2014 and 2015. Commercial and industrial loan growth has occurred as a result of more businesses moving forward with loan needs as a result of slightly improved local economic conditions and improved performance compared to prior years.

The composition of the loan portfolio has undergone relatively minor changes in recent years outside of the increases mentioned above. The total of all categories of real estate loans comprises 86% of total loans. At $251.7 million, commercial real estate is the largest category of the loan portfolio, consisting of 50.8% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans increased from $237.8 million as of September 30, 2014, to $251.7 million as of September 30, 2015, a $13.9 million, or 5.8% increase.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The growth in commercial real estate loans has occurred entirely in those secured by farmland. Agricultural mortgages increased from $133.6 million, or 56.2% of commercial real estate loans as of September 30, 2014, to $152.0 million, or 60.4% of commercial real estate loans as of September 30, 2015. Commercial mortgages declined by $4.4 million, or 4.7%, from September 30, 2014, to September 30, 2015, and commercial construction loans did not change significantly during that time.

Consumer real estate loans make up 35.2% of the total loan portfolio with balances of $174.0 million. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 73.4% of total residential real estate loans and 25.8% of total loans. Traditional 10 to 20-year personal mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio. The Corporation experienced a slowdown in the number of residential mortgages made and held at the Bank in 2014 and into 2015, as the secondary mortgage market rates became extremely competitive and more customers were opting for this alternative. This activity drove gains on mortgages higher for the year, although during the third quarter of 2015, fewer loans were being sold on the secondary market and more mortgage originations were being maintained in the Corporation’s portfolio. This contributed to the growth in portfolio 1-4 family residential mortgages since September 30, 2014, and December 31, 2014. Total personal residential mortgage balances increased $4.5 million, or 3.7%, from September 30, 2014 to September 30, 2015, and $4.3 million, or 3.5%, from December 31, 2014 to September 30, 2015.

The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage originated over 20 years. While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are all sold on the secondary market. The majority of the 30-year mortgages are sold with servicing retained. In the first half of 2015, as customers looked to refinance mortgages that were held on the Corporation’s Consolidated Balance Sheet, many were taking advantage of the lower rates offered on the secondary market resulting in the conversion of the Corporation’s residential mortgages into mortgages sold on the secondary market. During the third quarter of 2015, more mortgages were being generated and held in the Corporation’s portfolio as opposed to being sold on the secondary market, resulting in higher balances of portfolio 1-4 family residential mortgages. Management expects internal mortgage loan production to continue to develop throughout the remainder of 2015 as the Corporation focuses on strategically growing this area of the portfolio.

Second mortgages and home equity loans, fixed or variable rate, make up the remainder of the Corporation’s residential real estate loans. Requests for fixed-rate home equity loans have been very light during this prolonged period of historically low rates, while home equity lines of credit, which float on the Prime rate, have been the preferred home equity financing. Despite low fixed-rate home equity rates the home equity lines of credit offered in the marketplace are lower and have been lower for over five years. Consumers are seeking the lowest interest rate possible to borrow money against their home value, which has resulted in a long trend of more variable rate versus fixed rate financing. The growth of the Corporation’s home equity lines of credit has accelerated during 2015 as a result of an attractive Homeline promotion that featured a 1.49% introductory rate for a six-month period. After that period, the home equity line would revert to Prime or Prime plus a margin depending on the strength of the borrower.

In the fourth quarter of 2014 there were a larger number of second lien fixed rate loans made that were secured by a personal residence that caused the fixed rate home equity loans to increase from $9.9 million to $12.6 million. The purposes of these loans can vary but for this analysis the loan type and form of lien and collateral govern the placement of these loans under home equity loans. Since December 31, 2014, the fixed rate home equity loans have resumed their long-term downward trend to $11.9 million as of September 30, 2015, and are expected to decline further. The $11.9 million fixed rate balance as of September 30, 2015, is a $2.0 million, or 20.2% increase, over September 30, 2014. However, the growth in home equity lines of credit greatly exceeds the smaller dollar increase of fixed-rate home equity loans. Home equity lines of credit increased from $26.7 million on September 30, 2014, to $34.5 million on September 30, 2015, a $7.8 million, or 29.2% increase. The net of these two trends is a $9.8 million, or 26.8% increase, in total home equity loan balances.

The Corporation continues to offer a Homeline special during the fourth quarter of 2015 and expects similar growth to occur until the end of the year. This trend is likely to continue while the Prime rate remains at 3.25%. It is expected that when the Federal Reserve acts to increase the overnight rate, and the Prime rate increases, the reaction will be that floating rate loans will become less attractive to borrowers who will act to protect themselves against further rate increases by converting to a fixed rate loan. Management anticipates moderate growth in the residential real estate area throughout the remainder of 2015 as this area is an area of strategic focus for the Corporation.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These commercial and industrial loans, referred to as C & I loans, are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The Corporation’s security position as to these loans can be further strengthened by obtaining the personal guarantees of the owners. This is a preferred approach to commercial accounts as it allows the Corporation to pursue assets of the owner in addition to assets of the commercial entity. Management can also obtain additional collateral by securing the inventory of the business. The portfolio of all types of C&I loans showed an increase of $9.2 million, or 16.4%, from September 30, 2014 to September 30, 2015. As of September 30, 2015, this category of commercial loans was made up of $35.8 million of C&I loans (outside of tax-free and agricultural loans), $12.6 million of tax-free loans, and $16.7 million of agriculture loans. In the case of the Corporation, all of the $12.6 million of tax-free loans are to local municipalities. The tax-free loan segment of C&I loans has changed little since September 30, 2014. C&I loans outside of tax-free and agricultural, grew by $6.5 million, or 22.1%, since September 30, 2014, while commercial and industrial agriculture loans grew $2.6 million, or 18.6%, and commercial and industrial tax-free loans remained unchanged. The growth of both of these areas was fueled by business expansion projects.

The consumer loan portfolio decreased to $3.5 million at September 30, 2015, from $3.8 million at September 30, 2014. Consumer loans made up 0.8% of total loans on September 30, 2014, and 0.7% of total loans on September 30, 2015. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2015	2014	2014
	$	$	$

Nonaccrual loans	469	967	1,365
Loans past due 90 days or more and still accruing	418	384	220
Troubled debt restructurings	—	—	—
Total non-performing loans	887	1,351	1,585

Other real estate owned	—	69	24

Total non-performing assets	887	1,420	1,609

Non-performing assets to net loans	0.18%	0.31%	0.36%

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The total balance of non-performing assets decreased by $722,000, or 44.9%, from September 30, 2014 to September 30, 2015, and by $533,000, or 37.5%, from December 31, 2014 to September 30, 2015. The decrease from the prior year’s period was due to a decrease in nonaccrual loans, which was partially offset by an increase in loans past due 90 days or more and still accruing. The decrease since December 31, 2014, was due to a decrease in nonaccrual loans due to a charged-off commercial loan relationship in the first quarter of 2015. The Corporation’s non-performing assets to net loans ratio was 0.18% on September 30, 2015 compared to 0.31% on December 31, 2014, and 0.36% as of September 30, 2014. Another very similar ratio is the non-performing loans to total loans where the Corporation remains very low versus the peer group. As of September 30, 2015, the Corporation’s non-performing loans to total loans ratio was 0.18% while the national peer group’s ratio was nearly five times higher at 0.94%. There were no loans classified as a TDR as of September 30, 2015, December 31, 2014, or September 30, 2014. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the slightly improved but continued weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans is low with the level of non-performing and classified loans declining from the higher levels experienced in prior years.

Other real estate owned (OREO) is shown at the lower of cost or fair market value, net of anticipated selling costs. As of September 30, 2014 and December 31, 2014, the OREO balance consisted of one residential property, although it was not the same borrower or property at the end of these periods. The property held at September 30, 2014, with a $24,000 fair market value was sold during the fourth quarter of 2014. A new property with a fair market value of $69,000 was held as of December 31, 2014, but sold in the first quarter of 2015. There were no OREO properties held as of September 30, 2015.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the nine-month periods ended September 30, 2015 and September 30, 2014. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30,
	2015	2014
	$	$

Balance at January 1,	7,141	7,219
Loans charged off:
Real estate	272	—
Commercial and industrial	2	12
Consumer	8	17
Total charged off	282	29

Recoveries of loans previously charged off:
Real estate	3	12
Commercial and industrial	91	66
Consumer	3	—
Total recovered	97	78
Net loans (recovered) charged off	185	(49)

Provision charged (credited) to operating expense	150	(300)

Balance at June 30,	7,106	6,968

Net charge-offs (recoveries) as a % of average total loans outstanding	0.04%	(0.01%)

Allowance at end of period as a % of total loans	1.44%	1.52%

Charge-offs for the nine months ended September 30, 2015, were $282,000, compared to $29,000 for the same period in 2014. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first nine months of 2015, there was one commercial real estate loan that was charged off for $272,000 making up the majority of this balance. In the first nine months of 2014, only $29,000 in charge-offs occurred in the form of a number of small consumer loans and one $12,000 commercial and industrial loan. This resulted in the increased level of charge-offs in the nine months ended September 30, 2015, compared to the same period in the prior year.

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

The Corporation’s total classified loans based on outstanding balances were $16.0 million as of September 30, 2015, $19.6 million as of December 31, 2014, and $15.1 million as of September 30, 2014. Having more loans in a classified status will result in a higher allowance as higher projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. As of December 31, 2014, there was a specifically allocated allowance amount of $1,000 against the classified loans, but no specifically allocated allowance was required as of September 30, 2014, or September 30, 2015. While the level of classified loans could have a significant bearing on the allowance, currently they are not having a material influence. The classified loans could require larger provision amounts due to a higher potential risk of loss, so as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance. The Corporation’s level of classified loans is down significantly from several years ago with steady declines since 2011 as well as a decline from balances at December 31, 2014.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation continues to experience very low net charge-off percentages due to strong credit practices. For the first nine months of 2015, net charge-offs as a percentage of average total loans outstanding was 0.04%, which is higher than the previous year when a net recovery position resulted in a ratio of (0.01%), but is still running at a very low historical level. Management continually monitors delinquencies, classified loans, and charge-off activity closely, and is not anticipating significant increases throughout the remainder of 2015. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The allowance as a percentage of total loans was 1.44% as of September 30, 2015, and 1.52% as of December 31, 2014 and September 30, 2014. Management anticipates that the rate of decline in the allowance percentage will slow during the remainder of 2015. It is typical for the allowance for loan losses to contain a small amount of excess reserves. Management desires that the amount of excess reserve in the allowance for loan losses be maintained between 5% and 10%. The excess reserve stood at 8.9% as of September 30, 2014, 8.0% as of December 31, 2014, and 8.4% as of September 30, 2015.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $0.7 million, or 3.1%, to $22.0 million as of September 30, 2015, from $22.7 million as of September 30, 2014 as more depreciation on fixed assets occurred than the amount of new assets placed into service. As of September 30, 2015, $142,000 was classified as construction in process compared to $109,000 as of September 30, 2014.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $4.3 million of regulatory stock holdings as of September 30, 2015, consisted of $4.1 million of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is highly dependent upon the relative size of outstanding borrowings from FHLB and the mortgages the Corporation sells to FHLB. The Corporation participates in the FHLB Mortgage Partnership Finance (MPF) program, where mortgages originated by the Bank are sold to FHLB, servicing retained, with an element of credit risk also maintained by the Bank. Each time a mortgage is sold to FHLB, the Corporation is required to purchase capital stock in the amount of 4% of the mortgage. This requirement is causing the Corporation’s capital stock requirement to increase more than the amount required when FHLB borrowings are obtained. Excess stock is typically repurchased quarterly by FHLB from the Corporation at par based on the amount of borrowings and mortgages outstanding. The Corporation’s FHLB stock position was $4.1 million on September 30, 2015, and $4.0 million as of September 30, 2014, with no excess capital stock position. Since FHLB MPF mortgage volume is on the rise, any future stock repurchases would generally be the result of lower borrowing balances.

The FHLB of Pittsburgh has paid a quarterly dividend since the resumption of their dividend in the first quarter of 2012. Most recently the dividend yield was 5.00% annualized on activity stock and 3.00% annualized on membership stock for the third quarter of 2015. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. In addition to the normal quarterly dividend, the FHLB paid a special dividend in the first quarter of 2015 due to their record earnings and strong financial position as of December 31, 2014. Management continues to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Deposits

The Corporation’s total ending deposits increased by $5.3 million, or 0.8%, from September 30, 2014, and decreased by $7.0 million, or 1.0%, from December 31, 2014. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns, historically low interest rates, and volatility of the equity market led customers back to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since September 30, 2014, with the changes being a $20.3 million, or 10.8% increase, in non-interest bearing demand deposit accounts, a $2.6 million, or 22.5% increase, in interest bearing demand deposits, a $4.5 million, or 6.8% increase, in money market balances, and a $14.0 million, or 11.0% increase, in savings account balances. Partially offsetting these increases, NOW accounts decreased by $8.8 million, or 11.3%, and time deposits decreased by $27.3 million, or 13.3%, from September 30, 2014 to September 30, 2015.

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

The Deposits by Major Classification table, shown below, provides the balances of each category for September 30, 2015, December 31, 2014, and September 30, 2014.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2015	2014	2014
	$	$	$

Non-interest bearing demand	208,678	210,444	188,391
Interest bearing demand	14,270	14,039	11,647
NOW accounts	69,439	72,951	78,285
Money market deposit accounts	71,091	69,442	66,588
Savings accounts	141,950	131,206	127,927
Time deposits	177,606	191,927	204,869
Brokered time deposits	9,655	9,642	9,637
Total deposits	692,689	699,651	687,344

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of fees on deposit products
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Relative performance and risks associated with other investment opportunities

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of September 30, 2015, time deposit balances, excluding brokered deposits, had decreased $14.3 million, or 7.5%, and $27.3 million, or 13.3%, from December 31, 2014 and September 30, 2014, respectively. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas. Management anticipates that the recent declines in time deposits will likely continue until interest rates increase and cause more of a separation between longer-term rates and overnight rates.

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

Borrowings

Total borrowings were $74.5 million, $62.3 million, and $69.6 million as of September 30, 2015, December 31, 2014, and September 30, 2014, respectively. Of these amounts, $9.9 million and $7.3 million reflect short term funds at September 30, 2015 and September 30, 2014, respectively. The Corporation had no short-term funds borrowed as of December 31, 2014. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $64.6 million as of September 30, 2015, and $62.3 million as of December 31, 2014 and September 30, 2014. The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers. The repurchase agreement portion of the long-term debt was $5.0 million at September 30, 2015, and $10.0 million at December 31, 2014 and at September 30, 2014. FHLB long-term advances were $59.6 million at September 30, 2015, $52.3 million at December 31, 2014, and $52.3 million at September 30, 2014. Both FHLB advances and repurchase agreements are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances at significant rate savings. In the current interest rate environment, management has preferred to seek new long-term borrowings from FHLB rather than through repurchase agreements. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of September 30, 2015, the Corporation was significantly under this policy guideline at 8.0% of asset size with $69.5 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of September 30, 2015, the Corporation was significantly under this policy guideline at 78.6% of capital with $74.5 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings well within these policy guidelines throughout all of 2014 and through the first nine months of 2015.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $282.7 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels. The Corporation, as well as the Bank, as the solely owned subsidiary of the Corporation, both maintain capital ratios well above those minimum levels and higher than the Bank’s national peer group average. The Bank falls under the FDIC’s Peer Group #3, FDIC insured commercial banks between $300 million and $1 billion of asset size. As of September 30, 2015, there were 1,230 commercial banks in this national peer group. As of September 30, 2015, the Bank was in the 66th percentile in tier 1 risk-based capital to risk weighted assets and in the 67th percentile in total risk-based capital to risk-weighted assets, based on the national Uniform Bank Performance Report (UBPR). The Bank’s tier 1 capital to risk-weighted assets stood at 15.3% compared to 14.5% for the peer group average. The Bank’s total capital to risk-weighted assets was 16.5% compared to the peer group average of 15.6%. The risk-weighted capital ratios are calculated by dividing capital by total risk-weighted assets. Regulatory guidelines determine the risk-weighted assets by assigning assets to specific risk-weighted categories. The calculation of tier 1 capital to risk-weighted average assets does not include an add-back to capital for the amount of the allowance for loan losses, thereby making this ratio lower than the total capital to risk-weighted assets ratio.

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of September 30, 2015	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	16.7%	8.0%	10.0%
Bank	16.5%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	15.4%	6.0%	8.0%
Bank	15.3%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	15.4%	4.5%	6.5%
Bank	15.3%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.8%	4.0%	5.0%
Bank	10.7%	4.0%	5.0%

As of December 31, 2014
Total Capital to Risk-Weighted Assets
Consolidated	17.3%	8.0%	10.0%
Bank	17.2%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	16.1%	4.0%	6.0%
Bank	15.9%	4.0%	6.0%

Tier 1 Capital to Average Assets
Consolidated	10.7%	4.0%	5.0%
Bank	10.6%	4.0%	5.0%

As of September 30, 2014
Total Capital to Risk-Weighted Assets
Consolidated	17.8%	8.0%	10.0%
Bank	17.6%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	16.5%	4.0%	6.0%
Bank	16.4%	4.0%	6.0%

Tier 1 Capital to Average Assets
Consolidated	10.7%	4.0%	5.0%
Bank	10.6%	4.0%	5.0%

The new common equity tier 1 capital to risk-weighted asset measurement (CET1) as a result of the Basel III capital reforms became effective for the Corporation as of January 1, 2015. This measurement has been added to the above table for September 30, 2015. For the Corporation, CET1 is the same as the Tier 1 Capital to Risk-Weighted Assets as currently the Corporation has none of the CET1 adjustments to Tier 1 Capital to Risk-Weighted Assets.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s dividends per share for the nine months ended September 30, 2015, were $0.81, compared to $0.80 for the nine months ended September 30, 2014. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier 1 capital to average assets between 10.0% and 12.0%. The Corporation’s current tier 1 capital ratio is 10.8%. As a secondary measurement, the Corporation’s capital plan calls for a dividend payout ratio of approximately 40%. This ratio will vary according to net income, but over the long term, the Corporation’s goal is to maintain and target a payout ratio of 40%. For the nine months ended September 30, 2015, the payout ratio was higher than the Capital plan target at 47.1% but has not had a material impact on the Corporation’s level of capital. The higher dividend payout ratio in the first nine months of 2015 is primarily due to weaker earnings. This ratio should decrease provided earnings increase throughout the remainder of 2015. Management’s goal is to maintain all regulatory capital ratios at current levels. Future dividend payout ratios are dependent on the future level of earnings and other factors that impact the level of capital.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of September 30, 2015, the Corporation showed an unrealized gain, net of tax, of $475,000, compared to an unrealized gain of $1,002,000 at December 31, 2014, and an unrealized gain of $666,000 as of September 30, 2014. These unrealized gains, net of tax, are excluded from capital when calculating the tier 1 capital to average assets numbers above. The amount of unrealized gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

September 30,
2015
$
Commitments to extend credit:
Revolving home equity	40,382
Construction loans	20,210
Real estate loans	48,629
Business loans	86,897
Consumer loans	1,483
Other	3,518
Standby letters of credit	11,301

Total	212,420

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The Corporation was within internal gap guidelines for all ratios except the five-year gap as of September 30, 2015. The five-year ratio was just slightly higher than the policy range at 119.7%, versus an upper policy guideline of 115%. In a rising rate environment it is helpful to have higher gap ratios to allow for asset reinvestment at higher rates. The other gap ratios as of September 30, 2015, had increased slightly since December 31, 2014, with a one-year gap of 101% and a three-year gap of 114%, compared to 93% and 98%, respectively, as of December 31, 2014.

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

It is possible that short term rates will increase in the final quarter of 2015, so management’s current position is to maintain fairly high maturity gap percentages in preparation for higher rates and continue to maintain them within guidelines. Higher gap ratios will help the Corporation when rates do rise, and it is important to focus on the one-year and three-year gap ratios going forward to take advantage of any steady progression of higher rates. The risk in maintaining high gap percentages is that, should interest rates not rise, management will have a higher amount of maturing assets that will reprice at lower rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which negatively impacts the Corporation’s interest income and margin. The risk of liabilities repricing at higher interest rates is low in the present environment as over half of the Corporation’s deposits are core deposits with no repricing expected to occur in the near future. The remainder of the Corporation’s maturing liabilities made up of time deposits and borrowings are generally repricing to similar interest rates. Only the Corporation’s longest time deposits, with four and five-year terms, and very few long-term borrowings are still repricing to lower interest rates. As of September 30, 2015, there remains one $5.0 million repurchase agreement that will reprice to significantly lower interest rates in the last quarter of 2015. Meanwhile, the mid-term time deposits with eighteen months to three-year terms, are already repricing to higher interest rates. Therefore, higher levels of liabilities repricing generally would have a neutral impact to the Corporation currently based on present pricing. This is projected to change to a negative impact in the near future. As a Federal Reserve rate increase becomes more imminent, all deposit rates will likely need to be increased in order to retain balances and react to competition. This will act to increase the Corporation’s interest expense.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Given the limited desirable rates currently available to the deposit customer, management does not perceive significant risk that deposits maturing in the shorter time frames will leave the Corporation. It is likely that, should market interest rates rise during the final quarter of 2015 and throughout 2016, customer behavior patterns would change and deposits would be more rate sensitive with a portion potentially leaving the Corporation. The Corporation has experienced a steady growth in both non-interest bearing and interest bearing funds during this historically low interest rate environment; however, deposit growth has slowed significantly during 2015 compared to prior years.

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

Ideally, management would prefer to maintain slightly higher six-month and one-year gap ratios than the current levels in order to prepare for rates-up, while still maintaining a higher three-year gap ratio to be positioned to reinvest assets after interest rates have increased significantly over a period of time. For example, even if the FOMC were to begin increasing short-term interest rates in the fourth quarter of 2015, it would likely be at least until 2017 before interest rates would likely near the highs of the next rate cycle. The Corporation’s high overnight cash position is to counter the relatively light initial cash ladder of the securities portfolio and will allow the Corporation to immediately invest in higher yielding instruments when interest rates rise. The risk of carrying large cash balances and positioning for higher interest rates too early may subject the Corporation to more repricing risk and lower net interest margin. Currently, the Corporation’s net interest margin is at lower levels than the prior year’s levels due to lower security yields resulting from higher amortization and lower loan yields resulting from competitive pricing in the current interest rate environment. Management’s future asset liability decisions will be dependent upon improvements in asset yield as well as the expected timing of short-term rate increases. Management expects that the gap ratios will remain within the established guidelines throughout the remainder of 2015.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of September 30, 2015, the Corporation was within guidelines for all of the above measurements except securities portfolio liquidity as a percentage of the investment portfolio and as a percentage of assets. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 10% and 20% of the securities portfolio and between 5% and 10% of total assets. As of September 30, 2015, these cash flows represented 7.9% of the securities portfolio and 2.5% of total assets, which is under the lower guideline. However, when factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 16.7% of the securities portfolio and 5.3% of total assets. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management has been carrying an average of $35 million of cash and cash equivalents on a daily basis throughout the first nine months of 2015, and expects this will continue in the near future. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of September 30, 2015. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

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

The third quarter 2015 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of September 30, 2015, the Corporation was well within guidelines for the maximum amount of net interest income change in all rate scenarios except the down 100 basis-point scenario which is extremely unlikely. All interest rate-up scenarios show a positive impact to net interest income, although significant improvements are not reflected until rates increase 300 or 400 basis points. The increase in net interest income in the up-rate scenarios is largely due to the increase in variable rate loans that has occurred during this historically low rate environment and the higher cash balances held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates. Loan rates will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase. Additionally, deposit rates may level off more when market rates increase by 300 or 400 basis points where variable loan rates will still increase by the same amount as the Prime rate. The increases in net interest income in the up-rate scenarios are comparable to the increases reflected at December 31, 2014, and importantly still show improved net interest income. It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities, which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario. The down 100 basis-point scenario shows the Corporation slightly outside of guidelines, but this scenario is not likely to happen.

Management’s primary concern in this current rate environment is with the most likely scenario of higher interest rates; therefore, they are reviewed with more scrutiny. For the rates-up 100 basis point scenario, net interest income increased minimally by 1.8% compared to the rates unchanged scenario. This minimal increase reflects the fact that some loans are priced at floor rates of 4.00% currently and would not be able to immediately reprice by the full amount of the rate movement. However, in the remaining rates-up scenarios, the net interest income increases more substantially reflecting the full repriceabilty of the Corporation’s interest-earning assets. For the rates-up 200, 300, and 400 basis point scenarios, net interest income increased by 4.8%, 9.5%, and 14.7%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, -15%, and -20% for the rates up 100, 200, 300, and 400 basis point scenarios, respectively.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The positive impact of significantly higher rates is primarily due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the Corporation’s relatively high interest earning cash balances and that component of the loans and securities portfolios that reprice in less than one year. This more than offsets the increase in interest expense caused by repricing deposits and borrowings, where they are only repricing by a fraction of the rate change. The more aggressive rates-up scenarios also benefit from known historical experience of deposit rate increases lagging and a slowing in the pace of the actual rate increase as interest rates continue to rise. This in essence allows management the ability to minimize the impact of higher rates by controlling the large amount of liabilities that are repricing. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly during the remainder of 2015.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of September 30, 2015, the Corporation was within guidelines for all scenarios with the rates-up exposures showing slightly more volatility than the December 31, 2014 measurements. The increase in fair value exposure since December 31, 2014, can be primarily attributed to having fewer long-term liabilities. The value of non-interest bearing deposit accounts has always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation, representing a decrease in liabilities as interest rates rise.

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

The results as of September 30, 2015, indicate that the Corporation’s net portfolio value would experience a slight valuation gain of 1.7% in the rates-up 100 basis point scenario, and losses of 1.5%, 6.3%, and 12.7% in the rates-up 200, 300, and 400 basis point scenarios, respectively. Management’s maximum permitted declines in net portfolio value by policy are -7.5% for rates-up 100 basis points, graduating up to -30% for rates-up 400 basis points. A valuation loss indicates that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The more significant valuation losses represented in the higher rates-up scenarios are indicative of the Corporation’s longer-term assets like residential mortgages and municipal securities showing significant declines in value as interest rates increase further. However, the value of the cash held by the Corporation and the non-interest bearing deposits helps to offset this negative exposure to a large degree. It is not anticipated that these exposures to valuation changes will change materially during the final quarter of 2015. Additionally, based on past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, when short term interest rates do increase. The Corporation’s core deposits have been stable through a number of rate cycles.

The weakness with the net portfolio value analysis is that it assumes liquidation of the Corporation rather than as a going concern. For that reason, it is considered a secondary measurement of interest rate risk to “Changes in Net Interest Income” discussed above. However, the net portfolio value analysis is a more important tool to measure the impact of interest rate changes to capital. In the current regulatory climate, the focus is on ensuring adequate asset liability modeling is being done to project the impact of very large interest rate increases to Bank capital or net portfolio value. The asset liability modeling currently in place measures the impact of such a rate change on the valuation of the Corporation’s loans, securities, deposits, and borrowings, and the resulting impact to capital. Management continues to analyze additional scenario testing to model “worst case” scenarios to adequately plan for the possible severe impact of such events.

Index

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2015, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

September 30, 2015

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended September 30, 2015.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

July 2015	3,700	$31.88	3,700	136,300
August 2015	—	—	—	136,300
September 2015	—	—	—	136,300

Total	3,700

*On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans previously mentioned. The first purchase of common stock under this plan occurred on July 31, 2015. Under the plan, a total of 3,700 shares were repurchased at a total cost of $118,000 for an average cost per share of $31.88. Management may choose to repurchase additional shares during the remainder of 2015 under this plan.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Nothing to Report

Index

ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibits - The following exhibits are filed as part of this filing on Form 10-Q or incorporated by reference hereto:

		Page
3 (i)	Articles of Incorporation of the Registrant, as amended	*

3 (ii)	By-Laws of the Registrant, as amended	**

10.1	Form of Deferred Income Agreement.	***

10.2	2011 Employee Stock Purchase Plan	****

10.3	2010 Non-Employee Directors’ Stock Plan	*****

11	Statement re: computation of per share earnings	4
	(Included on page 4 herein)

31.1	Section 302 Chief Executive Officer Certification	81

31.2	Section 302 Principal Financial Officer Certification	82

32.1	Section 1350 Chief Executive Officer Certification	83

32.2	Section 1350 Principal Financial Officer Certification	84

*	Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.

**	Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.

***	Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2008.

****	Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.

*****	Incorporated herein by reference to Exhibit 10 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 4, 2010.

Index

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: November 13, 2015	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
Chief Executive Officer and President

Dated: November 13, 2015	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

Index

ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2011 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)
10.3	2010 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.	Page 4
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 81
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 82
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 83
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 84