Form 10-K
period 2015-12-31
ENB Financial Corp
filed 2016-03-28
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Yes ☐          No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, was approximately $57,131,903.

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2016, was 2,849,758.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be held on May 10, 2016, is incorporated into Parts III and IV hereof.

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

As of December 31, 2015, the Corporation employed 239 persons, consisting of 195 full-time and 44 part-time employees. The number of full-time employees decreased by one, and the number of part-time employees decreased by seven from the previous year-end. The decrease in the number of full-time and part-time employees is attributable directly to more open positions existing as of December 31, 2015 than as of December 31, 2014. The equivalent of over nine full-time positions were open as of December 31, 2015, more than twice the number of open positons as of December 31, 2014. A collective bargaining agent does not represent the employees.

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

The Corporation’s headquarters and main campus are located in Ephrata, Pennsylvania. The Corporation’s main office and drive-up are located in downtown Ephrata, while the Cloister office is also located within Ephrata Borough. As such, the Corporation has a very strong presence in Ephrata Borough, a community with a population of approximately 13,000. When surrounding areas that also share an Ephrata address and zip code are included, the population is over 32,000 based on 2010 census data. The Corporation ranks a commanding first in deposit market share in the Ephrata area with 43.3% of deposits as of June 30, 2015, based on data compiled annually by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s deposit market share in the Ephrata area was

ENB FINANCIAL CORP

44.1% as of June 30, 2014. The Corporation’s very high market share in the Ephrata area equates to a saturation of the local market that has led to the expansion of the Corporation’s branch network.

In the past 15 years, the Corporation’s market area has expanded beyond the greater Ephrata area to encompass most of northern Lancaster County, with the exception of the most western parts of the County. The majority of this expansion has occurred in recent history with the addition of six new branch offices since 1999, bringing the total offices to ten. Lancaster County ranks high nationally as a favored place to reside due to its scenic and fertile farmland, low cost of living, diversity of the local economy, and proximity to several large metropolitan areas. As a result, the area has experienced significant population growth and development. The population growth of Lancaster County has remained above both Pennsylvania and national growth levels over the past fifty years. Additionally, the population of Lancaster County has recently eclipsed half a million, with 2010 census information showing an estimated population of 508,000. The FDIC deposit market share data ranked the Corporation 5th in deposit market share in Lancaster County, with 6.3% of deposits as of June 30, 2015. The Corporation held 6.6% of deposit market share as of June 30, 2014.

In the course of attracting and retaining deposits and originating loans, the Corporation faces considerable competition. The Corporation competes with other commercial banks, savings and loan institutions, and credit unions for traditional banking products, such as deposits and loans. Based on FDIC summary of deposit data, there were 21 banks and savings associations and 12 credit unions operating in Lancaster County as of June 30, 2015, representing two more banks and the same number of credit unions compared to the prior year. The Corporation competes with consumer finance companies for loans, mutual funds, and other investment alternatives for deposits. The Corporation competes for deposits based on the ability to provide a range of products, low fees, quality service, competitive rates, and convenient locations and hours. The competition for loan origination generally relates to interest rates offered, products available, quality of service, and loan origination fees charged. Several competitors within the Corporation’s primary market have substantially higher legal lending limits that enable them to service larger loans and larger commercial customers.

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

Subsequent to December 31, 2015, but prior to the filing of this document, the Corporation entered into an agreement of sale in February 2016 to purchase improved real estate in Morgantown, Pennsylvania for a planned full-service branch office. The agreement is contingent on regulatory approval. Provided the Corporation does receive regulatory approval, management would continue with plans to prepare the property for opening in the third quarter of 2016. Management estimates the aggregate of the purchase price and other costs related to opening the branch to be $1.7 million.

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in northern Lancaster County, Pennsylvania. Agricultural purpose loans make up approximately 34% of the loan portfolio; however, these loans are further diversified according to type of agriculture, of which dairy is the largest component accounting for approximately 16% of the loan portfolio. The business activities of the Corporation are generally not seasonal in nature. The sizable agricultural portfolio has minority elements that are predominately seasonal in nature due to typical farming operations. Financial instruments with concentrations of credit risk are described in Note P of the Notes to Consolidated Financial Statements included in this Report. The concentration of credit risk information in Note P is incorporated by reference into this Part I, Item 1.

ENB FINANCIAL CORP

Supervision and Regulation

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

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. Bank operations are subject to regulations of the OCC, the Consumer Financial Protection Bureau (CFPB), the Board of Governors of the Federal Reserve System, and the FDIC.

Bank Holding Company Supervision and Regulation

The Bank Holding Company Act of 1956

The Corporation is subject to the provisions of the Bank Holding Company Act of 1956, as amended, and to supervision by the Federal Reserve Board. The following restrictions apply:

General Supervision by the Federal Reserve Board

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

Restrictions on Acquiring Control of Other Banks and Companies

A bank holding company may not:

•	acquire direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of any bank, or
•	merge or consolidate with another bank holding company, without prior approval of the Federal Reserve Board.

In addition, a bank holding company may not:

•	engage in a non-banking business, or
•	acquire ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business,

unless the Federal Reserve Board determines the business to be so closely related to banking as to be a proper incident to banking. In making this determination, the Federal Reserve Board considers whether these activities offer benefits to the public that outweigh any possible adverse effects.

Anti-Tie-In Provisions

A bank holding company and its subsidiaries may not engage in tie-in arrangements in connection with any extension of credit or provision of any property or services. These anti-tie-in provisions state generally that a bank may not:

•	extend credit,

ENB FINANCIAL CORP

•	lease or sell property, or
•	furnish any service to a customer

on the condition that the customer provides additional credit or service to a bank or its affiliates, or on the condition that the customer not obtain other credit or service from a competitor of the bank.

Restrictions on Extensions of Credit by Banks to their Holding Companies

Subsidiary banks of a holding company are also subject to restrictions imposed by the Federal Reserve Act on:

•	any extensions of credit to the bank holding company or any of its subsidiaries,
•	investments in the stock or other securities of the Corporation, and
•	taking these stock or securities as collateral for loans to any borrower.

Risk-Based Capital Guidelines

Bank holding companies must comply with the Federal Reserve Board’s current risk-based capital guidelines, which are amended provisions of the Bank Holding Company Act of 1956. The required minimum ratio of total capital to risk-weighted assets, including some off-balance sheet activities, such as standby letters of credit, is 8%. At least half of the total capital is required to be Tier I Capital, consisting principally of common shareholders’ equity, less certain intangible assets. The remainder, Tier II Capital, may consist of:

•	some types of preferred stock,
•	a limited amount of subordinated debt,
•	some hybrid capital instruments,
•	other debt securities, and
•	a limited amount of the general loan loss allowance.

The risk-based capital guidelines are required to take adequate account of interest rate risk, concentrations of credit risk, and risks of nontraditional activities.

Capital Leverage Ratio Requirements

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

Restrictions on Control Changes

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

ENB FINANCIAL CORP

remediation efforts. To ensure greater investor confidence in corporate disclosures from public companies, SOX restricts the services that public accounting firms can provide to publicly traded companies. The Corporation does not engage the same professional accounting firm for external and internal auditing.

The provisions of Sections 404a and 404b of SOX vary according to the publically traded market capitalization, referred to as accelerated or non-accelerated filers. While accelerated filers had to comply with Section 404a and 404b since 2004, with their auditors required to report on the effectiveness of internal controls, the Corporation has been a non-accelerated filer with a publicly traded market capitalization under $75 million, and therefore was not required to comply with Section 404b. The Corporation has always been subject to Section 404a.

In 2008, the SEC expanded the definitions of smaller public companies beyond non-accelerated filers to include a new definition of smaller reporting company. The smaller reporting company definition was more favorable to smaller businesses that qualified under certain conditions. On July 1, 2008, the Corporation came into existence as ENB Financial Corp, which succeeded Ephrata National Bank. With the new entity and new SEC registration statement, the Corporation changed the filing status from non-accelerated filer to smaller reporting company. The Corporation continues to meet the definition of a smaller reporting company as it has a public equity float of approximately $57.1 million as of June 30, 2015.

On July 21, 2010, when the Dodd-Frank Act was signed into law, Section 404b was permanently deferred for all smaller reporting companies. The Corporation would become subject to Section 404b requirements of SOX at the end of 2016 if public float exceeds $75 million on June 30, 2016, at which time the Corporation would be considered an accelerated filer.

Bank Supervision and Regulation

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

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.” For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2015, and December 31, 2014. This designation has benefited

ENB FINANCIAL CORP

the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate. The FDIC adjusts the insurance rates when necessary. FDIC insurance rates have been significantly higher in recent years compared to years prior to the financial crisis. In 2008, during the financial crisis, the FDIC insurance limit was increased from $100,000 to $250,000 along with unlimited insurance coverage on non-interest bearing deposits and interest bearing deposit balances with interest rates less than or equal to 0.50%. Significant increases in the FDIC insurance costs were assessed in 2009 to both cover the increased level of bank failures that were occurring and the higher level of coverage. Since then the number of bank failures has significantly declined and the FDIC has been able to decrease the cost of the insurance. The total FDIC assessments paid by the Bank in 2015 were $440,000, compared to $378,000 in 2014.

In addition to FDIC insurance costs, the Bank is subject to assessments to pay the interest on Financing Corporation Bonds. Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions. These assessment rates are set quarterly. The total Financing Corporation assessments paid by the Bank in 2015 were $47,000 compared to $46,000 in 2014.

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

The CRA, as amended, also requires that the OCC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a descriptive rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance, along with a statement describing the basis for the rating. These ratings are publicly disclosed. The Bank received an outstanding rating on the most recent CRA Performance Evaluation completed on June 22, 2015.

The Federal Deposit Insurance Corporation Improvement Act of 1991

Capital Adequacy

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), institutions are classified in one of five defined categories as illustrated below:

		Tier I Capital	Common Equity Tier I
Capital Category	Total Capital Ratio	Ratio	Capital Ratio	Leverage Ratio

Well Capitalized	>10.0	>8.0	>6.5	>5.0
Adequately Capitalized	> 8.0	>6.0	>4.5	>4.0*
Undercapitalized	< 8.0	<6.0	<4.5	<4.0*
Significantly Undercapitalized	< 6.0	<4.0	<3.5	<3.0
Critically Undercapitalized				<2.0

*3.0 for those banks having the highest available regulatory rating.

The Bank’s and Corporation’s capital ratios exceed the regulatory requirements to be considered well capitalized for Total Risk-Based Capital, Tier I Risk-Based Capital, Common Equity Tier I Capital, and Tier I Leverage Capital. The capital ratio table and Consolidated Financial Statement Note M – Regulatory Matters and Restrictions, are

ENB FINANCIAL CORP

incorporated by reference herein, from Item 8, and made a part hereof. Note M discloses capital ratios for both the Bank and the Corporation, shown as Consolidated.

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

Under the initially proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier I capital. The final rules allowed community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election was made by the Corporation with the filing of the first quarter Call Report as of March 31, 2015.

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

ENB FINANCIAL CORP

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

Other FDICIA Provisions

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

ENB FINANCIAL CORP

USA PATRIOT Act of 2001/Bank Secrecy Act

In October 2001, the USA Patriot Act of 2001 (Patriot Act) was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Under the Bank Secrecy Act (BSA), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which a bank is aware in any one day that aggregate in excess of $10,000 and to report suspicious transactions under specified criteria. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA, or for filing a false or fraudulent report.

Loans to Insiders/Regulation O

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Among other things, Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank is expected to have a significant impact on the Corporation’s business operations as its provisions take effect. It is difficult to predict at this time what specific impact Dodd-Frank, with its implementing rules and regulations, will have on community banks. However, it is expected that, at a minimum, they will increase the Corporation’s operating and compliance costs and could increase interest expense. Among the provisions that are likely to affect the Corporation are the following:

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

Corporate Governance

Dodd-Frank requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least

ENB FINANCIAL CORP

every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The SEC has finalized the rules implementing these requirements which took effect on January 21, 2011. The Corporation was exempt from these requirements until January 21, 2013, due to its status as a smaller reporting company. Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded. Dodd-Frank also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Consumer Financial Protection Bureau (CFPB)

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

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. Prime loans) are given a safe harbor of compliance. The final rule, as issued, is not expected to have a material impact on the Corporation’s lending activities and on the Corporation’s Statements of Income or Financial Condition.

Interchange Fees

Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.

Interchange fees or “swipe” fees, are charges that merchants pay to the Corporation and other card-issuing banks for processing electronic payment transactions. The Federal Reserve Board has ruled that for financial institutions with assets of $10 billion or more the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The Federal Reserve Board also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. While the Corporation’s asset size is presently under $1 billion, there is concern that these requirements impacting financial institutions over $10 billion in assets will eventually be

ENB FINANCIAL CORP

pushed down to either financial institutions over $1 billion or to all financial institutions. This would negatively impact the Corporation’s non-interest income.

TILA/RESPA Integrated Disclosure (TRID) Rules

The TRID rules were mandated by Dodd-Frank to address the problem of the sometimes duplicative and overlapping disclosures required by the Truth in Lending Act (TILA) and Real Estate Settlement Procedures Act (RESPA) involving consumer purpose, closed end loans secured by real property. The CFPB was tasked with developing the new disclosures, defining the regulatory compliance parameters, and implementation. The timing elements built around these new disclosures were established to provide the consumer with ample time to consider the credit transaction and its associated costs. The final rules were implemented by amending the Truth in Lending Act; however implementation proved to be difficult as this marked the first time in thirty years that these standard disclosures were changed. Much reliance was placed on third party providers to the financial institutions to make all the necessary changes to the disclosures. After one delay, the rules became effective October 3, 2015. The Corporation partnered with its loan document software providers to ensure timely, compliant implementation.

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement instructed financial institutions to design multiple layers of security controls to establish lines of defense and to ensure that their risk management practices cover the risk of compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving malware. Financial institutions are expected to develop appropriate processes to enable recovery of data and business operations and address the rebuilding of network capabilities and restoring data if the institution or its critical service providers are victim to a cyber-attack. The Corporation could be subject to fines or penalties if it fails to observe this regulatory guidance. See Item 1A. Risk Factors for further discussion of risks related to cybersecurity.

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

Management believes that the effect of any current legislative proposals on the liquidity, capital resources and the results of operations of the Corporation and the Bank will be minimal. It is possible that there will be regulatory proposals which, if implemented, could have a material effect upon our liquidity, capital resources and results of operations. In addition, the general cost of compliance with numerous federal and state laws does have, and in the future may have, a negative impact on our results of operations. As with other banks, the status of the financial services industry can affect the Bank. Consolidations of institutions are expected to continue as the financial services industry seeks greater efficiencies and market share. Bank management believes that such consolidations may enhance the Bank’s competitive position as a community bank. See Item 1A. Risk Factors for more information.

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein, from Item 6 on page 29 and the Consolidated Statements of Income on page 75 as found in this Form 10-K filing.

Available Information

A copy of the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as required to be filed with the Securities and Exchange Commission pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from our website: www.enbfc.com or by request via e-mail to

ENB FINANCIAL CORP

bharting@epnb.com. This information may also be obtained via written request to Mr. Barry W. Harting, Vice President and Corporate Secretary at ENB Financial Corp, 31 East Main Street, P.O. Box 457, Ephrata, PA, 17522.

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

Risks Related To The Corporation’s Business

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

ENB FINANCIAL CORP

and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Corporation.

As of December 31, 2015, 50.2% of the Corporation’s loan portfolio consisted of commercial, industrial, and construction loans secured by real estate. Another 14.2% of the Corporation’s loan portfolio consisted of commercial loans not secured by real estate. These types of loans are generally viewed as having more risk of default than consumer real estate loans or other consumer loans. These types of loans are also typically larger than consumer real estate loans and other consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

Future Credit Downgrades Of The United States Government Due To Issues Relating To Debt And The Deficit May Adversely Affect The Corporation

As a result of past difficulties of the federal government to reach agreement over federal debt and issues connected with the debt ceiling, certain rating agencies placed the United States Government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade.  The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Corporation invests and receives lines of credit on negative watch and a downgrade of the United States credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises.  Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States credit rating be downgraded. Credit downgrades often cause a lower valuation of the Corporation’s securities.

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

Future Governmental Regulation And Legislation Could Limit The Corporation’s Future Growth

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

The Increasing Use Of Social Media Platforms Presents New Risks And Challenges And Our Inability Or Failure To Recognize, Respond To And Effectively Manage The Accelerated Impact Of Social Media Could Materially Adversely Impact Our Business

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. Consumers value readily available information concerning businesses and their goods and services and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our business, exposure of personally identifiable information, fraud, out-of-date information, and improper use by employees and customers. The inappropriate use of social media by our customers or employees could result in negative consequences including remediation costs including training for employees, additional regulatory scrutiny and possible regulatory penalties, litigation or negative publicity that could damage our reputation adversely affecting customer or investor confidence.

The Corporation Is Subject To Claims And Litigation Pertaining To Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Corporation’s performance of its

ENB FINANCIAL CORP

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

Other Events

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

Risks Associated With The Corporation’s Common Stock

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

ENB FINANCIAL CORP

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

Item 1B. Unresolved Staff Comments

None

ENB FINANCIAL CORP

Item 2. Properties

ENB Financial Corp’s headquarters and the main office of Ephrata National Bank are located at 31 East Main Street, Ephrata, Pennsylvania.

Listed below are the office locations of properties owned or leased by the Corporation. No mortgages, liens, or encumbrances exist on any of the Corporation’s owned properties. As of December 31, 2015, the Corporation leased two properties.

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

Item 4. Mine Safety Disclosures – Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation has only one class of stock authorized, issued, and outstanding, which consists of common stock with a par value of $0.20 per share. As of December 31, 2015, there were 12,000,000 shares of common stock authorized with 2,869,557 shares issued, and 2,849,524 shares outstanding to approximately 1,325 shareholders. The Corporation’s common stock is traded on a limited basis on the OTCBB under the symbol “ENBP.” Prices presented in the table below reflect high and low prices of actual transactions known to management. Prices and dividends per share are adjusted for stock splits. Market quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not reflect actual transactions.

	2015			2014
	High	Low	Dividend	High	Low	Dividend

First quarter	$33.00	$31.56	$0.27	$30.90	$29.38	$0.26
Second quarter	33.60	32.25	0.27	29.95	29.20	0.27
Third quarter	33.25	31.25	0.27	31.00	29.40	0.27
Fourth quarter	33.50	32.45	0.27	32.30	29.75	0.27

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

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended December 31, 2015.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

October 2015	—	—	—	136,300
November 2015	2,500	$33.35	2,500	133,800
December 2015	5,935	$32.99	5,935	127,865

Total	8,435

* On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans. The first purchase of common stock under this plan occurred on July 31, 2015. By December 31, 2015, a total of 12,135 shares were repurchased at a total cost of $397,000, for an average cost per share of $32.73. Management may choose to repurchase additional shares in 2016 under this plan.

Recent Sales of Unregistered Securities and Equity Compensation Plan

The Corporation does not have an equity compensation plan and has not sold any unregistered securities.

Shareholder Performance Graph

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on ENB Financial Corp’s common stock against the cumulative total return of the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index for the period of five fiscal years commencing December 31, 2010, and ending December 31, 2015. The graph shows that the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2010, in each of the following: the Corporation’s common stock, the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index and that all dividends were reinvested in those securities over the past five years, the cumulative total return on such investment would be $179.56, $155.18, $154.25, and $179.12, respectively. The shareholder return shown on the graph below is not necessarily indicative of future performance.

ENB FINANCIAL CORP

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
ENB Financial Corp	100.00	101.71	136.63	154.82	171.10	179.56
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
Mid-Atlantic Custom Peer Group*	100.00	98.67	114.76	134.66	144.73	154.25
SNL Small Bank	100.00	95.51	111.26	155.17	163.56	179.12

*Mid-Atlantic Custom Peer Group consists of 111 commercial banks located in the Mid-Atlantic states of Pennsylvania, New York, New Jersey, Maryland, and Washington D.C. The largest bank in this peer group had assets of $991 million and the smallest had assets of $32 million.

ENB FINANCIAL CORP

Item 6  - Selected Financial Data

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data set forth below should be read in conjunction with the Corporation's financial statements and their accompanying notes presented elsewhere herein.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	$	$	$	$	$
INCOME STATEMENT DATA
Interest income	26,842	27,137	26,906	28,267	31,233
Interest expense	3,744	4,676	5,382	6,413	8,246
Net interest income	23,098	22,461	21,524	21,854	22,987
Provision (credit) for loan losses	150	(50)	(225)	(975)	1,575
Other income	10,055	9,548	9,397	7,277	7,082
Other expenses	24,735	23,421	21,935	21,169	20,160
Income before income taxes	8,268	8,638	9,211	8,937	8,334
Provision for federal income taxes	1,358	1,546	1,501	1,295	1,186
Net income	6,910	7,092	7,710	7,642	7,148

PER SHARE DATA
Net income (basic and diluted)	2.42	2.48	2.70	2.68	2.50
Cash dividends paid	1.08	1.07	1.04	1.00	0.96
Book value at year-end	33.37	32.47	29.33	31.39	28.85

BALANCE SHEET DATA
Total assets	905,601	857,208	812,256	799,186	771,146
Total loans	520,283	471,168	438,220	414,359	412,638
Securities	289,423	295,822	300,328	305,634	284,011
Deposits	740,062	699,651	656,626	633,161	605,678
Total long-term debt	59,594	62,300	65,000	73,000	73,000
Stockholders' equity	95,102	92,767	83,776	89,515	82,471

SELECTED RATIOS
Return on average assets	0.79%	0.84%	0.96%	0.98%	0.95%
Return on average stockholders' equity	7.38%	7.98%	8.92%	8.87%	9.22%
Average equity to average assets ratio	10.74%	10.57%	10.78%	11.11%	10.26%
Dividend payout ratio	44.63%	43.15%	38.52%	37.31%	38.40%
Efficiency ratio	76.86%	76.11%	73.36%	69.53%	65.36%
Net interest margin	3.07%	3.10%	3.17%	3.35%	3.56%

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

Results of Operations

Overview

The Corporation recorded net income of $6,910,000 for the year ended December 31, 2015, a 2.6% decrease from the $7,092,000 earned during the same period in 2014. The 2014 net income was 8.0% lower than the 2013 net income of $7,710,000. Earnings per share, basic and diluted, were $2.42 in 2015, compared to $2.48 in 2014, and $2.70 in 2013.

Slightly lower 2015 earnings were driven primarily by a $1.3 million, or 5.6% increase, in total operating expenses. Salaries and benefits accounted for $853,000 of the $1.3 million increase. Additionally, the provision for loan losses was $150,000 in 2015 compared to a credit provision of $50,000 in 2014, an increase of $200,000. These impacts to income were partially offset by a $637,000, or 2.8% increase, in net interest income and a $507,000, or 5.3% increase, in total non-interest income.

Net interest income accounts for nearly 70% of the gross income stream of the Corporation. The 2.8% increase in 2015 was lower than the 4.4% increase in net interest income that occurred in 2014. In the fourth quarter of 2015, there was non-recurring amortization recorded for $385,000 as a result of an unexpected CMO clean-up call. Without this item, net interest income would have increased by 4.6%, higher than the 2014 increase. The Corporation’s net interest margin decreased in 2015 to 3.07% from 3.10% in 2014, driven by decreases in asset yield. Excluding the non-recurring CMO amortization, net interest margin would have been 3.12%, an increase compared to the net interest margin for 2014. Sufficient volume growth in the loan portfolio offset the effect of lower yields; however, interest income on securities was lower despite higher average balances. Lower market interest rates made it possible to continue to achieve savings on funding costs for both deposit accounts and borrowings, the largest contributor to a higher net interest income.

The Corporation’s non-interest income increased by $507,000, or 5.3%, from 2014 to 2015. Gains on securities of $2.8 million remained the largest single element of non-interest income. While slightly lower than the $3.1 million taken during 2014, the gains on securities remained at a very high level. These gains are a function of management executing on favorable bond pricing given historically low interest rates. Gains on the sale of mortgages were up by $392,000, which offset the decline in securities gains. Additionally, service fees increased significantly primarily as a result of higher mortgage-related fees.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The Corporation’s 2015 ROA was 0.79%, compared to 0.84% in 2014; ROE decreased from 7.98% in 2014 to 7.38% in 2015. The decrease in ROA and ROE was primarily due to lower earnings compared to the growth in assets and equity.

Key Ratios	Year Ended
	December 31,
	2015	2014
Return on Average Assets	0.79%	0.84%
Return on Average Equity	7.38%	7.98%

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income

ENB FINANCIAL CORP
Management’s Discussion and Analysis

•	Provision for loan losses
•	Other income
•	Operating expenses
•	Income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In 2015, NII generated 69.7% of the Corporation’s gross revenue stream, compared to 70.2% in 2014, and 69.6% in 2013. Since NII comprises a significant portion of the operating income, the direction and rate of increase or decrease will often indicate the overall performance of the Corporation.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets, are presented on an FTE basis. This differs from the NII reflected on the Corporation’s Consolidated Statements of Income, where the NII is simply the interest earned on loans and securities less the interest paid on deposits and borrowings. By calculating the NII on an FTE basis, the added benefit of having tax-free loans and securities is factored in to more accurately represent what the Corporation earns through the NII. The FTE adjustment shows the benefit these loans and securities bring in a dollar amount because the Corporation does not pay tax on the income they generate. As a result, the FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income. The amount of FTE adjustment totaled $1,859,000 for 2015, $1,841,000 for 2014, and $2,175,000 for 2013.

Net Interest Income
(DOLLARS IN THOUSANDS)

	Year ended
	2015	2014	2013
	$	$	$

Total interest income	26,842	27,137	26,906
Total interest expense	3,744	4,676	5,382

Net interest income	23,098	22,461	21,524
Tax equivalent adjustment	1,859	1,841	2,175

Net interest income
(fully taxable equivalent)	24,957	24,302	23,699

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates charged on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. Until December 16, 2015, the Federal funds rate had not changed since December 16, 2008. On December 16, 2015, the Federal funds rate was increased 25 basis points to 0.50%, from 0.25%. This period of seven years with extremely low and unchanged overnight rates was the lowest and longest in U.S. history. The impact has been lower margin to the Corporation and generally across the financial industry. The increase in December resulted in higher short-term U.S. Treasury rates, but the long-term rates have actually decreased since the Federal Reserve’s decision to increase rates, resulting in a flattening of the yield curve. It appears this low interest rate environment will continue into 2016, although there is a possibility that the Federal Reserve could increase overnight rates again during 2016.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate increased from 3.25% to 3.50% on December 16, 2015. Depending on the loan instrument, the Corporation’s Prime-based loans would reprice either a day after the Federal Reserve rate movement or after a 45-day notification period. Commercial rates generally reprice the next business day while some consumer loans require the 45-day notification period.

The fact that the Federal funds rate and the Prime rate had remained at these very low levels for seven years and only increased by 25 basis points in December of 2015 has made it difficult to grow the NII of the Corporation as the net interest margin has declined. Initially, in the early part of this seven-year period, management was able to grow interest-earning assets sufficiently to offset the loss of margin, to increase NII. However, in 2012 and 2013, the Corporation’s NII and margin experienced declines. In 2014 and 2015, NII on a tax equivalent basis increased, but the Corporation’s margin still showed a decline. In 2015, NII on a tax equivalent basis increased by $655,000, or 2.7%, but the Corporation’s margin still showed a decline from 3.10% in 2014, to 3.07% in 2015. This is typical in a prolonged low rate environment when additional savings on interest expense are limited, while yields on the Corporation’s longer assets continue to reprice to lower levels. This causes a decline in the Corporation’s margin, but the impact of the decrease in margin can be offset by sufficient increases in interest earning assets, causing an increase in NII. Factoring out the non-recurring CMO amortization of $385,000 that was recorded during 2015, the Corporation’s NIM would have been 3.12%, an increase of two basis points over the 3.10% NIM achieved in 2014.

The extended extremely low Federal funds rate has enabled management to reduce the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense, while the decrease in the Prime rate has reduced the yield on the Corporation’s Prime-based loans. In this environment the Corporation’s fixed rate loans and securities have generally repriced to lower rates as they mature or reach the end of their fixed rate period. This has occurred over the past seven years and continues to cause lower yields on the Corporation’s assets. Due to the increasing number of variable rate loans in the Corporation’s loan portfolio, the 25 basis point increase in the Prime rate at the end of 2015 did cause slightly higher NII in the month of December, but importantly will benefit the Corporation’s NII going into 2016. Additionally, with at least one more anticipated Fed rate increase in 2016, the Corporation should see even more benefit due to the near immediate repriceability of the Prime-based variable loans.

Security yields fluctuate more rapidly than loan yields based primarily on the changes to the U.S. Treasury rates and yield curve. With lower U.S. Treasury rates on average in 2015 compared to 2014, most of the security reinvesting was occurring at lower rates. As the volume of securities sold at gains continued at a higher level, this also resulted in more reinvestment at lower rates. Management did generally direct a large portion of the security sale proceeds into loan growth particularly in the fourth quarter of 2015 when loan growth was significant. The Corporation’s loan yield has continued to decline as new loans are going on at among the lowest loan rates of this interest rate cycle. Management does price above the Prime rate on variable rate loans, which helps with loan yield, however, these rates on average are still lower than the typical fixed rate loan. Therefore, any increases in total variable rate loans will generally reduce overall loan portfolio yield. An element of the Corporation’s Prime-based commercial loans is priced above the Prime rate based on the level of credit risk of the borrower. Additionally, certain variable rate consumer loans are priced above Prime. Prime-based pricing continues to be driven largely by local competition.

Mid-term and long-term interest rates on average were lower in 2015 compared to 2014, but the rates at the end of the year were slightly higher than they were at the start of the year. The average rate of the 10-year U.S. Treasury was 2.14% in 2015 compared to 2.54% in 2014, but it stood at 2.27% on December 31, 2015, compared to 2.17% at December 31, 2014. The slope of the yield curve was already compressed, but with the Fed rate increase in December of 2015, there was even less slope between the short end and long end of the curve. There was only a difference of 177 basis points between overnight rates and the 10-year U.S. Treasury as of December 31, 2015, compared to 192 basis points as of December 31, 2014. With a flatter yield curve and lower mid and long-term interest rates, management was not able to increase loan rates to improve yield. Additionally, with lower rates, security amortization increased and yields on new purchases were low resulting in a lower overall securities yield. As a result, the Corporation’s asset yield continued to decline.

The slope of the yield curve has fluctuated many times in the past two years with the overnight rates remaining the same until the 25 basis point increase on December 16, 2015, with the 10-year U.S. Treasury yield as high as 3.01% in 2014, and 2.50% in 2015, and as low as 2.07% in 2014, and 1.68% in 2015. The weakening of the slope of the yield curve has increased unrealized gains on the Corporation’s securities, which in turn increased capital.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

While it is becoming increasingly difficult to achieve savings on the Corporation’s overall cost of funds, management was able to selectively reprice time deposits and borrowings to lower levels during 2015 resulting in large savings on these instruments. Generally, it was longer-term CDs repricing at lower rates that helped to achieve interest expense savings on deposits. It is not anticipated that interest rates on interest bearing core deposits can be reduced further in 2016 as these rates have already been reduced significantly over the course of the past few years. While CD rate reductions are also limited, there are still small savings to be achieved in CDs repricing down from higher rates five years ago. Borrowing costs and the wholesale borrowing curves that they are based on generally follow the direction and slope of the U.S. Treasury curve. However, these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation was able to refinance most borrowings at lower rates in 2015. Management expects this trend to continue to a slightly lesser degree in 2016 based on the current rates on the instruments maturing. Most advances maturing in 2016 could currently be replaced at lower interest rates for the same term.

Management currently anticipates that the overnight interest rate and Prime rate will remain at the current levels through the first half of 2016 with the possibility of at least one small rate increase in the second half of the year. It is likely that the mid and long-term Treasury rates could increase throughout the course of the year in anticipation of additional Federal Reserve rate movements. This would allow management to achieve higher earnings on assets if the opportunity for higher yielding securities and the ability to price new loans at higher market rates occurred. If the Federal Reserve would act to increase overnight rates it is also possible that the yield curve could flatten more, making it more difficult for management to lend out or reinvest at higher interest rates out further on the yield curve. Additionally, with one or two more Federal Reserve rate increases in 2016, management would expect to have to increase deposit rates to remain competitive in the market.

The following table provides an analysis of year-to-year changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	10	2	12	—	(10)	(10)

Securities available for sale:
Taxable	(183)	(1,027)	(1,210)	299	(104)	195
Tax-exempt	(176)	107	(69)	(193)	(380)	(573)
Total securities	(359)	(920)	(1,279)	106	(484)	(378)
Loans	1,563	(693)	870	1,223	(1,047)	176
Regulatory stock	10	110	120	(2)	111	109

Total interest income	1,224	(1,501)	(277)	1,327	(1,430)	(103)

INTEREST EXPENSE

Deposits:
Demand deposits	14	(10)	4	25	(9)	16
Savings deposits	7	(1)	6	5	(3)	2
Time deposits	(268)	(348)	(616)	(112)	(305)	(417)
Total deposits	(247)	(359)	(606)	(82)	(317)	(399)

Borrowings:
Total borrowings	50	(376)	(326)	14	(321)	(307)

Total interest expense	(197)	(735)	(932)	(68)	(638)	(706)

NET INTEREST INCOME	1,421	(766)	655	1,395	(792)	603

In 2015, the Corporation’s NII on an FTE basis increased by $655,000 compared to 2014, a 2.7% increase. Total interest income on an FTE basis for 2015 decreased $277,000, or 1.0%, from 2014, while interest expense decreased $932,000, or 19.9%, from 2014 to 2015. The FTE interest income from the securities portfolio decreased by $1,279,000, or 13.9%, while loan interest income increased $870,000, or 4.4%. During 2015, loan demand increased and additional loan volume added $1,563,000 to net interest income, but the lower yields caused a $693,000 reduction, resulting in a net increase of $870,000. Lower balances in the securities portfolio caused a decline of $359,000 in net interest income, while lower yields on securities caused a $920,000 reduction, resulting in a net decrease of $1,279,000.

Interest bearing liabilities remained fairly stable from December 31, 2014 to December 31, 2015. However, the shift between time deposit balances and demand and savings accounts resulted in a more favorable net interest income. Lower balances of higher cost deposits contributed to savings of $247,000 on deposit costs while lower interest rates on all deposit groups caused $359,000 of savings, resulting in total savings of $606,000.

Out of all the Corporation’s deposit types, interest-bearing demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes. The Corporation reduced demand deposit interest expense by $10,000 due to lower rates. Time deposit balances decreased resulting in a $268,000 reduction to expense, and time deposits repricing to lower interest rates reduced interest expense by an additional $348,000, causing a net reduction of $616,000 in time deposit interest expense. Even with the historically low rate environment, the Corporation was successful in increasing balances of other deposit types. As 2015 progressed and interest rates remained low, the Corporation was able to continue to reprice time deposits maturing at lower interest rates thereby reducing the cost of these funds significantly. Management was also able to minimally reduce interest rates throughout the year on the other interest bearing core deposit accounts.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The average balance of outstanding borrowings increased by $2.7 million, or 3.8%, from December 31, 2014, to December 31, 2015. The increase in total borrowings increased interest expense by $50,000. The decline in interest rates decreased interest expense by $376,000 as long-term borrowings at higher rates matured and were replaced with new advances at significantly lower rates. The aggregate of these amounts was a decrease in interest expense of $326,000 related to total borrowings.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
	2015			2014			2013

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and
deposits at other banks	24,128	75	0.31	20,808	63	0.30	20,785	73	0.35

Securities available for sale:
Taxable	198,093	3,047	1.54	207,377	4,257	2.05	192,892	4,062	2.11
Tax-exempt	96,854	4,848	5.01	100,397	4,917	4.90	104,158	5,490	5.27
Total securities (d)	294,947	7,895	2.68	307,774	9,174	2.98	297,050	9,552	3.22

Loans (a)	489,989	20,449	4.17	452,946	19,580	4.32	425,338	19,404	4.56

Regulatory stock	3,994	282	7.05	3,768	161	4.28	3,878	52	1.34

Total interest earning assets	813,058	28,701	3.53	785,296	28,978	3.69	747,051	29,081	3.89

Non-interest earning assets (d)	58,668			55,273			55,361

Total assets	871,726			840,569			802,412

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	160,238	277	0.17	152,239	273	0.18	138,258	257	0.19
Savings accounts	140,379	74	0.05	127,510	68	0.05	118,422	67	0.06
Time deposits	192,005	2,133	1.11	214,173	2,749	1.28	222,257	3,165	1.42
Borrowed funds	73,329	1,260	1.72	70,616	1,586	2.25	69,595	1,893	2.72
Total interest bearing liabilities	565,951	3,744	0.66	564,538	4,676	0.83	548,532	5,382	0.98

Non-interest bearing liabilities:
Demand deposits	209,328			183,998			164,000
Other	2,829			3,195			3,408

Total liabilities	778,108			751,731			715,940

Stockholders' equity	93,618			88,838			86,472

Total liabilities & stockholders' equity	871,726			840,569			802,412

Net interest income (FTE)		24,957			24,302			23,699

Net interest spread (b)			2.87			2.86			2.91
Effect of non-interest
bearing funds			0.20			0.24			0.26
Net yield on interest earning assets (c)			3.07			3.10			3.17

(a)	Includes balances of non-accrual loans and the recognition of any related interest income. Average balances also include net deferred loan costs of $534,000 in 2015, $402,000 in 2014, and $253,000 in 2013. Such fees recognized through income and included in the interest amounts totaled ($230,000) in 2015, ($141,000) in 2014, and ($85,000) in 2013.
(b)	Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.
(c)	Net yield, also referred to as net interest margin, is computed by dividing net interest income (FTE) by total interest earning assets.
(d)	Securities recorded at amortized cost. Unrealized holding gains and losses are included in non-interest earning assets.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s interest income decreased at a faster pace than interest expense, resulting in a lower NIM of 3.07% for 2015, compared to 3.10% for 2014. The yield earned on assets dropped 16 basis points while the rate paid on liabilities dropped 17 basis points. Because the Corporation’s interest-earning assets are significantly larger than interest-bearing liabilities, there was a greater decline in interest income than interest expense. Management does anticipate improvements in NIM in 2016 as asset yields improve. Loan yields were at historically low levels during 2015 due to the extended low-rate environment as well as extremely competitive pricing for the loan opportunities in the market. It is anticipated that these yields will improve slightly throughout 2016 as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. The growth in the loan portfolio partially made up for the decrease in interest income due to lower yields although interest income in total was still down slightly compared to 2014.

Loan pricing was a challenge in 2015 as a result of intensified competitive forces resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate, or below Prime, by other local competition in the market. The Prime rate is below typical fixed-rate business and commercial loans, which generally range between 3.50% and 6.00%, depending on term and credit risk. Management was able to price customers with higher levels of credit risk at Prime plus pricing but these rates were still generally below the fixed rate loan-pricing levels. While Prime-based loans will aid the Corporation when interest rates rise, any increase in Prime-based loans will generally cause the Corporation’s average loan yield to decrease since the absolute rate is lower. The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Yields on the Corporation’s securities declined 30 basis points for the year ended December 31, 2015, compared to 2014. This compares to a 24 basis point decline in securities yield that occurred from 2013 to 2014. In years prior to 2013, most of the cash flow received from the securities portfolio was reinvested at significantly lower yields. The low point in reinvestment at lower rates was in July 2012 when the 10-year U.S. Treasury was as low as 1.43%. However, in the last half of 2013, when mid and long-term Treasury rates had increased, the Corporation was able to invest in the securities portfolio at slightly higher yields than had been available in the previous years. The 10-year yield was 1.78% as of December 31, 2012, and had risen to a high of 3.04% as of December 31, 2013, but then dropped back down to 2.17% at December 31, 2014, and 2.27% at December 31, 2015. Even though U.S. Treasury rates have declined in early 2016, management anticipates that the U.S. Treasury rates will generally increase in the remainder of 2016 but with a number of fluctuations. If the average 10-year yield does finish moderately higher in 2016, portfolio yield would then likely improve. Higher long-term rates would bring a more favorable slope to the yield curve and a slowing of amortization on CMO and MBS securities. As interest rates rise, principal prepayments will slow down causing amortization of premiums on these securities to decline.

The interest rate paid on deposits and borrowings decreased for the year ended December 31, 2015, from the same period in 2014. Management follows a disciplined pricing strategy on core deposit products that are not rate sensitive, meaning that the balances do not fluctuate significantly when interest rates change. Rates on interest-bearing checking accounts and money market accounts were decreased minimally in 2015, but more significant time deposit rate changes as well as time deposits repricing to lower rates helped to reduce the cost of funds on these instruments by 17 basis points during the year. Management captured rate savings on time deposits as large portions of the time deposit portfolio matured and repriced to lower interest rates when renewed. Typically, the Corporation sees increases in time deposits during periods when consumers are not confident in the stock market and economic conditions deteriorate. During these periods, there is a “flight to safety” to federally insured deposits. This trend occurred in past years, but time deposit balances declined throughout 2013, 2014, and 2015. As the rate between time deposits and core deposits narrowed, many customers chose to transfer funds from maturing time deposits into checking and savings accounts.

A newer trend affecting deposit growth is customers’ concern about the financial health of their financial institution, which supersedes their interest in obtaining the best market interest rates. This trend benefits the Corporation due to its high capital levels and track record of strong and stable earnings. The Corporation’s Bauer Financial rating of 5, the highest level of their rating scale, has assisted the Bank in gaining core deposits over the past several years.

The Corporation’s average rate on borrowed funds decreased by 53 basis points from 2014 to 2015, as several long-term borrowings matured and management was able to refinance into new long-term borrowings at lower interest rates, or not replace the matured borrowings at all. Throughout most of 2015, the new fixed borrowing rates were lower than the average rate paid on the Corporation’s existing borrowings. The Corporation will have opportunities to decrease borrowing costs in 2016 however to a lesser degree than in 2015, as the fixed rate borrowings that are maturing are already at relatively low rates.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment that management determines is necessary to ensure that the allowance for loan losses is adequate to cover any losses inherent in the loan portfolio. The Corporation gives special attention to the level of underperforming loans when calculating the necessary provision for loan losses. The analysis of the loan loss allowance takes into consideration, among other things, the following factors:

•	levels and trends in delinquencies, non-accruals, and charge-offs,
•	levels of classified loans,
•	trends within the loan portfolio,
•	changes in lending policies and procedures,
•	experience of lending personnel and management oversight,
•	national and local economic trends,
•	concentrations of credit,
•	external factors such as legal and regulatory requirements,
•	changes in the quality of loan review and Board oversight,
•	changes in the value of underlying collateral.

A provision expense of $150,000 was recorded in 2015, compared to a credit provision of $50,000 in 2014. The provision expense in 2015 was primarily due to increased charge-offs in the first quarter of 2015, and significant loan portfolio growth throughout the year. The credit provisions in prior years were primarily due to the following factors:

•	Lower levels of delinquent and non-performing loans,
•	Lower balances of classified loans compared to prior years,
•	Decreased charge-offs,
•	Improved economic conditions resulting in lower qualitative factors.

Prior to 2012, the annual provision expense was at increased levels to account for difficult economic conditions that had an impact on the financial health of the Corporation’s borrowers. Throughout 2012, 2013, and 2014, because of the factors listed above, the allowance for loan loss calculation indicated a need to reduce the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans as well as more recent improved economic metrics, which allowed for a reduction of several qualitative factors within the calculation. In 2015, a provision expense was recorded primarily due to slightly higher charge-offs and significant growth in the loan portfolio. The allowance as a percentage of loans decreased from 1.52% at December 31, 2014, to 1.36% by the end of 2015. Total charge-offs for 2015 amounted to $362,000, compared to $235,000 in 2014. It is anticipated that the Corporation will record a provision expense again in 2016, based on projected loan growth and stable delinquency.

Management also continues to provide for estimated losses on pools of similar loans based on historical loss experience. Management utilizes qualitative factors every quarter designed to adjust historical loss experience to take into consideration the current trends in loan volume, concentrations of credit, delinquencies, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight. Additionally, national and local economic trends and conditions are considered to help determine the impact on the amount of loan loss allowance the Corporation should be carrying on the various types of loans. In 2015, qualitative factors decreased in all nine loan pools. Qualitative factors for dairy loans fell the most, as growth in this portfolio slowed considerably throughout the year. Other changes were made to those factors related to lending policies and procedures, changes in the quality of loan review and the Board of Directors, and loan concentrations. While normal factors declined, there were higher special asset quality adjustments as a result of potential impairment of business and commercial real estate loans. The periodic adjustment of qualitative factors allows the Corporation’s historical loss experience to be continually updated to more accurately project estimated credit losses.

Management continues to evaluate the allowance for loan losses in relation to the growth or decline of the loan portfolio and its associated credit risk, and believes the provision and the allowance for loan losses are adequate to provide for future loan losses. For further discussion of the calculation, see the “Allowance for Loan Losses” section.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Other Income

Other income for 2015 was $10,055,000, an increase of $507,000, or 5.3%, compared to the $9,548,000 earned in 2014. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	2015 vs. 2014				2014 vs. 2013
	2015	2014	Increase (Decrease)		2014	2013	Increase (Decrease)
	$	$	$	%	$	$	$	%
Trust and investment services	1,286	1,302	(16)	(1.2)	1,302	1,242	60	4.8
Service charges on deposit accounts	1,081	1,186	(105)	(8.9)	1,186	1,123	63	5.6
Other fees	938	584	354	60.6	584	628	(44)	(7.0)
Commissions	2,033	1,956	77	3.9	1,956	1,965	(9)	(0.5)
Net realized gains on sales
of securities available for sale	2,840	3,109	(269)	(8.7)	3,109	3,217	(108)	(3.4)
Gains on sale of mortgages	806	414	392	94.7	414	241	173	71.8
Earnings on bank-owned life insurance	726	640	86	13.4	640	637	3	0.5
Other miscellaneous income	345	357	(12)	(3.4)	357	344	13	3.8

Total other income	10,055	9,548	507	5.3	9,548	9,397	151	1.6

Trust and investment services income decreased 1.2% from 2014 to 2015, after increasing 4.8% from 2013 to 2014. In 2015, trust and investment services revenue accounted for 3.9% of the Corporation’s gross revenue stream, including gains and losses on securities and mortgages, compared to 4.1% in 2014 and 4.0% in 2013. Trust and investment services revenue consists of income from traditional trust services and income from investment services provided through a third party. In 2015, the traditional trust business accounted for $870,000, or 67.7%, of total trust and investment services income, with the investment services totaling $416,000, or 32.3%. In 2015, traditional trust services income decreased $50,000, or 5.4%, from 2014 levels, while investment services income increased $35,000, or 9.1%. The amount of customer investment activity drives the investment services income. The decrease in trust revenue in 2015 was primarily caused by market declines. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, and small business planning in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts for the year ended December 31, 2015, decreased by $105,000, or 8.9%, compared to 2014. Overdraft service charges for 2015, which comprise 80.6% of the total deposit service charges, decreased to $871,000, from $977,000 in 2014, a 10.8% decrease. Several other categories of fees increased or decreased to lesser amounts.

Other fees increased for the year ended December 31, 2015, by $354,000, or 60.6%, compared to the previous year. This increase was primarily due to mortgage-related fees which increased due to the increase in volume of mortgage production during 2015. Loan administration fees increased by $158,000, or 105.7% for the year ended December 31, 2015, compared to 2014. Additionally, mortgage origination fees increased by $145,000, or 315.3%, for the same time period. Various other fee income categories increased or decreased slightly accounting for the remainder of the change.

Commissions increased by $77,000, or 3.9%, for the year ended December 31, 2015, compared to the previous year. This was primarily caused by debit card interchange income which increased by $84,000, or 4.8%. The interchange income is a direct result of the volume of debit card transactions processed and this income increases as customer accounts increase or as customers utilize their debit cards to a higher degree.

Gains on security transactions were lower for the year ended December 31, 2015, with a total of $2,840,000 recorded compared to $3,109,000 for 2014, a $269,000, or 8.7% decrease. Gains or losses taken on securities fluctuate based on market conditions including:

•	large swings in market pricing, utilizing volatility and market timing to the Corporation’s advantage,
•	appreciation or deterioration of securities values due to changes in interest rates, credit risk, financial performance, or market dynamics such as spread and liquidity,

ENB FINANCIAL CORP
Management’s Discussion and Analysis

•	sale of securities at gains to fund loan growth,
•	opportunities to reposition the securities portfolio to improve long-term earnings, or
•	management’s asset liability goals to improve liquidity or reduce interest rate or fair value risk.

The gains or losses recorded depend entirely on management’s active trades based on the above. Losses can be in the form of active sales of securities, or impairment of securities, which involve writing the security down to a lower value based on anticipated credit losses. During 2013, management was able to take advantage of favorable market conditions and sell a number of securities for net gains of $3,388,000, offsetting $171,000 of impairment charges for the year and resulting in net securities gains of $3,217,000. In 2014, net securities gains amounted to $3,131,000, offsetting $22,000 of impairment charges for the year resulting in net securities gains of $3,109,000. There were no impairment charges in 2015 as all of the previously impaired securities were sold in 2014, therefore all sale transactions during 2015 were either designed to take gains or reposition the portfolio.

The sales of securities in 2013, 2014, and 2015 were greater than prior years because of the very low interest rate environment that presented many opportunities to sell securities at large gains. Management had desired to take a significant amount of gains in 2015, but planned on fewer gains compared to the previous year. Bond pricing continually improved throughout the year, providing opportunities for management to capitalize on higher pricing. Meanwhile, loan growth accelerated during the fourth quarter providing opportunities to both sell securities at gains and use the proceeds to fund new loans. This is one of the core elements of management’s plan to increase asset yield and protect margin, by converting securities into loans and improving the Corporation’s loan to deposit ratio.

Gains on the sale of mortgages in 2015 increased $392,000, or 94.7%, from 2014. Refinance activity was lower in 2015 compared to 2014, so most gains generated during the year were from new purchase fundings. A similar percentage of volume was sold on the secondary market in 2015 compared to 2014, but production was higher in 2015 resulting in a higher level of gains received. Management has budgeted for a significant increase in the gains on the sale of mortgages in 2016, as this is an area of strategic initiative and the Corporation believes there is room for growth and obtaining a higher percentage of the market share in the mortgage area.

Earnings on bank-owned life insurance (BOLI) increased by $86,000, or 13.4%, for the year ended December 31, 2015, compared to the prior year. This was due to an additional investment of $2.5 million made in BOLI in May of 2015, covering new officers hired since the last BOLI investment was made. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies, the actual annual return of the policies, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses.

The miscellaneous income category decreased by $12,000, or 3.4%, for the year ended December 31, 2015, compared to the same period in 2014. The primary reason for the decrease was a decrease in income related to the provision for off balance sheet credit losses. Larger reductions to this off balance sheet provision occurred in 2014 than 2015.

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the last three years along with the percentage increase or decrease compared to the previous year.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	2015 vs. 2014				2014 vs. 2013
	2015	2014	Increase (Decrease)		2014	2013	Increase (Decrease)
	$	$	$	%	$	$	$	%

Salaries and employee benefits	14,796	13,943	853	6.1	13,943	12,913	1,030	8.0
Occupancy expenses	2,092	1,958	134	6.8	1,958	1,745	213	12.2
Equipment expenses	1,126	1,102	24	2.2	1,102	967	135	14.0
Advertising & marketing expenses	552	474	78	16.5	474	486	(12)	(2.5)
Computer software & data
processing expenses	1,594	1,624	(30)	(1.8)	1,624	1,582	42	2.7
Shares tax	781	714	67	9.4	714	863	(149)	(17.3)
Professional services	1,443	1,395	48	3.4	1,395	1,240	155	12.5
Other operating expenses	2,351	2,211	140	6.3	2,211	2,139	72	3.4
Total operating expenses	24,735	23,421	1,314	5.6	23,421	21,935	1,486	6.8

Salaries and employee benefits are the largest category of other expenses. In general, they comprise close to 60% of the Corporation’s total operating expenses. For the year 2015, salaries and benefits increased $853,000, or 6.1%, compared to 2014. Salaries increased by $542,000, or 5.2% for the year, while employee benefits increased by $311,000, or 8.8%. Salaries increased due to positions added for the mortgage expansion and in several operational areas of the Bank. These staff additions were on top of normal merit increases. The primary reason salaries increased in 2015 was due to positions added in 2014, which had a partial year’s impact to 2014,and a full year of expense in 2015. This caused the average number of full-time equivalent employees to be slightly higher in 2015 than in 2014, which contributed to the salary increase. Insurance costs increased $300,000, or 17.1%, from 2014 to 2015, due primarily to an increase in health insurance expense of $294,000, or 18.8%. Pension and 401(K) expenses were $722,000 in 2015, compared to $688,000 in 2014, a 4.9% increase. The pension portion experienced a $27,000, or 5.8% increase. The 401(K) portion of these expenses is much smaller in scope than the pension expenses since the Corporation is matching a maximum of up to 2.5% of salary depending on employee contributions, compared to contributing 5.0% of salary in the pension plan. The 401(K) expenses increased $6,000, or 2.9%.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance
•	Lease expense

Occupancy expenses have increased by $134,000, or 6.8%, for 2015 compared to 2014. Cleaning services were $124,000 for the year ended December 31, 2015, and are now being included in occupancy costs whereas in years prior to 2015 they were included with professional services. This reclassification is primarily responsible for the year-to-date increase in this area. Additionally, lease expense increased by $34,000, or 43.1%, for 2015 compared to the prior year due to the lease of additional office space in downtown Ephrata that occurred in the second quarter of 2014. Additional space was leased for loan operations, providing more room for commercial lending and the mortgage expansion at the main office location.

Advertising and marketing expenses for the year increased by $78,000, or 16.5%, from 2014 levels. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses alone totaled $377,000 in 2015, which was a $57,000, or 17.8% increase, over 2014. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies. Public relations, the smaller category of advertising and marketing expenses, totaled $175,000 for 2015, compared to $154,000 for 2014, an increase of $21,000, or 13.6%. Fairs and expos, promotional items, and sponsorships make up this category.

Bank shares tax expense was $781,000 for 2015, an increase of $67,000, or 9.4%, from 2014. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt

ENB FINANCIAL CORP
Management’s Discussion and Analysis

U.S. obligations. Prior to 2014, the shares tax calculation formula utilized a rolling six-year average of taxable shares, which was the average shareholders’ equity of the Bank less the average amount of exempt U.S. obligations held. The shares tax calculation in 2014 changed to using a period-end balance of shareholders’ equity and a tax rate of 0.89% versus 1.25% in 2013 and prior years. The increased cost in 2015 was primarily a result of higher equity balances.

Other operating expenses increased by $140,000, or 6.3%, for 2015 compared to 2014. The increase was primarily due to $165,000 more expense in 2015 than 2014 as a result of provisions to increase the allowance for off balance sheet credit losses. This allowance is dependent on the undrawn amounts on lines of credit that the Corporation provides for in case of a future loss. Because of an increase in the unused amounts available on lines of credit, this provision was increased throughout 2015 at a much higher rate than the prior year.

Management uses the efficiency ratio as one metric to evaluate operating expenses. The efficiency ratio measures the efficiency of the Corporation in producing one dollar of revenue. For example, an efficiency ratio of 65% means it costs sixty-five cents to generate one dollar of revenue. A lower ratio represents better operational efficiency. The formula for calculating the efficiency ratio is total operating expenses, excluding foreclosed property and OREO expenses, divided by net interest income on an FTE basis, prior to the provision for loan losses, plus other income, excluding gain or loss on the sale of securities. For 2015, the Corporation’s efficiency ratio was 76.9%, compared to 76.1% for 2014. Net interest income has the largest impact to the efficiency ratio. In the current rate environment with interest rates at historic lows and the net interest margin compressed, management’s goal is to reduce the efficiency ratio to below 70%. While a lower efficiency ratio is desired by management, the interest rate environment, and when the Federal Reserve further increases overnight interest rates, will play a large part in determining when the Corporation’s efficiency ratio improves and the degree to which improvements can be made.

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

For the year ended December 31, 2015, the Corporation recorded a tax provision of $1,358,000, compared to $1,546,000 for 2014. The effective tax rate for the Corporation was 16.4% for 2015, compared to 17.9% for 2014. A higher level of tax-exempt assets as a percentage of total assets and lower pre-tax income caused the lower effective Federal income tax rate for 2015.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of the cash on hand in the Corporation’s vaults, operational transaction accounts with the Federal Reserve Bank (FRB), and deposits in other banks. The FRB requires a specified amount of cash available either in vault cash or in an FRB account. Known as cash reserves, these funds provide for the daily clearing house activity of the Corporation and fluctuate based on the volume of each day’s transactions. Beyond these requirements, the Corporation maintains additional cash levels as part of Management’s active asset liability and liquidity strategy. Management has been carrying larger cash balances to provide an immediate hedge against interest rate risk and liquidity risk. As of December 31, 2015, the Corporation had $44.2 million in cash and cash equivalents, compared to $43.4 million as of December 31, 2014.

As a result of the actions of the Board of Governors on December 16, 2008, financial institutions have been able to receive a rate equivalent to the Federal funds rate on reserves held at the FRB. Because this rate matched the Federal funds rate that could be obtained at other correspondent banks, management began to keep larger balances at the FRB and less Federal funds. After the Federal Reserve action to raise the Federal funds rate to 0.50% on December 16, 2015, the Federal Reserve followed with incremental increases to the overnight rate that financial institutions received until that rate became 0.50%. The Corporation expects to maintain an element of total cash at the Federal Reserve as part of a diversified cash management plan. Management also invests excess cash in two money market accounts at other financial institutions. One money market account yielded a return of 0.60% at December 31, 2015, and the other money market account yielded a return of 0.75%, both significantly more than the return received from the FRB. This decision had the effect of altering the mix of cash and cash equivalents to more interest bearing deposits in banks and less Federal funds sold. The cash and cash equivalents represent only one element of liquidity. For further discussion on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Sources and Uses of Funds

The following table shows an overview of the Corporation’s primary sources and uses of funds. This table utilizes average balances to explain the change in the sources and uses of funding. Management uses this analysis tool to evaluate changes in each balance sheet category. For purposes of this analysis, securities available for sale are shown based on book value and not fair market value. Additionally, short-term investments only include interest-bearing funds. Trends identified from past performance assist management with decisions concerning future growth.

Some conclusions drawn from the following table are as follows:

•	Balance sheet growth rate was 3.5% in 2015 compared to 5.1% in 2014.
•	Balance sheet mix changed with average balances of loans growing at a rate of 8.2%, compared to a 4.2% decrease for securities.
•	Interest bearing demand deposits and savings deposits grew significantly in 2015 compared to a decline in time deposits.
•	Non-interest bearing deposits, the most beneficial deposits, grew at a rate of 13.8% in 2015, slightly higher than the 12.2% growth in 2014.
•	Borrowings increased by 3.8% in 2015, an increase over 1.5% in 2014.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

SOURCES AND USES OF FUNDS

(DOLLARS IN THOUSANDS)

	2015 vs. 2014				2014 vs. 2013
	2015	2014	Increase (Decrease)		2014	2013	Increase (Decrease)
Average Balances	$	$	$	%	$	$	$	%

Short-term investments	24,128	20,808	3,320	16.0	20,808	20,785	23	0.1
Securities available for sale	294,947	307,774	(12,827)	(4.2)	307,774	297,050	10,724	3.6
Regulatory stock	3,994	3,768	226	6.0	3,768	3,878	(110)	(2.8)
Loans	489,989	452,946	37,043	8.2	452,946	425,338	27,608	6.5
Total Uses	813,058	785,296	27,762	3.5	785,296	747,051	38,245	5.1

Interest bearing demand	160,238	152,239	7,999	5.3	152,239	138,258	13,981	10.1
Savings accounts	140,379	127,510	12,869	10.1	127,510	118,422	9,088	7.7
Time deposits	192,005	214,173	(22,168)	(10.4)	214,173	222,257	(8,084)	(3.6)
Borrowings	73,330	70,616	2,714	3.8	70,616	69,595	1,021	1.5
Non-interest bearing demand	209,328	183,998	25,330	13.8	183,998	164,000	19,998	12.2
Total Sources	775,280	748,536	26,744	3.6	748,536	712,532	36,004	5.1

Securities Available For Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of December 31, 2015, the Corporation had $289.4 million of securities available for sale, which accounted for 32.0% of assets, compared to 34.5% as of December 31, 2014. The securities portfolio declined throughout 2015 primarily due to an increase in loan growth which allowed a shift in assets to more higher-yielding loans and fewer securities. Some proceeds from securities sales, calls, and maturities were deployed into new loans rather than being reinvested into new securities. Based on ending balances, the securities portfolio decreased 2.2% from December 31, 2014 to December 31, 2015.

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

The securities policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications are designed to control the level of risk presented by each security type. The amount of diversity permitted through the policy allows management to pursue security types with better total return profiles or securities with higher yields. However, those securities that can provide higher levels of return will bring higher elements of duration or credit risk. Management’s goal is to optimize portfolio total return performance while staying within portfolio policy guidelines. The composition of the securities portfolio at year end based on fair market value is shown in the following table.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2015		2014		2013
	$	%	$	%	$	%

U.S. government agencies	29,691	10.3	46,159	15.6	39,667	13.2
U.S. agency mortgage-backed securities	41,980	14.5	37,950	12.8	51,923	17.3
U.S. agency collateralized mortgage obligations	47,331	16.3	48,066	16.2	41,688	13.9
Private collateralized mortgage obligations	—	—	—	—	4,041	1.3
Corporate bonds	63,305	21.9	65,108	22.0	56,194	18.7
Obligations of states and political subdivisions	101,583	35.1	93,331	31.6	101,644	33.9
Marketable equity securities	5,533	1.9	5,208	1.8	5,171	1.7

Total securities available for sale	289,423	100.0	295,822	100.0	300,328	100.0

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds which account for 98.1% of all securities. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. Refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion of risk strategies. To provide maximum flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of the portfolio on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on the bonds that are currently valued below book value. Impairment was recorded in 2013 and 2014 on several of the Corporation’s private collateralized mortgage obligations (PCMOs) when it was determined that projected credit losses would occur. No additional impairment was recorded on PCMOs as all remaining PCMOs were sold in 2014.

The Corporation’s marketable equity securities include an investment in qualified Community Reinvestment Act (CRA) mutual funds and a small portfolio of bank stocks held at the holding company level. A total of $5,000,000 has been invested into one qualified CRA fund that carried an AAA credit rating as of December 31, 2015. The fund is a Small Business Administration (SBA) CRA fund with a $5,000,000 book value and market value as it has a stable dollar price. The current guideline used by management for the minimum amount to be invested in CRA-approved investments is approximately 0.5% of assets. The current $5,000,000 of CRA investments is equivalent to 0.6% of assets. The small portfolio of bank stocks included in marketable equity securities had a book value of $515,000 and a fair market value of $533,000 as of December 31, 2015.

As of December 31, 2013, the Corporation held three PCMO securities with an amortized cost of $4.1 million. In 2014, all of the PCMO securities were sold as a result of more favorable market conditions and the ability to sell out of this security sector with minimal losses. Two of the three PCMOs sold during 2014 had below-investment-grade credit ratings and required impairment charges over the past number of years. With no securities remaining in this sector management no longer needs to conduct quarterly impairment analysis on these securities and saves time and administrative costs related to this sector.

Overall, the tax equivalent yield on all of the Corporation’s securities declined from 2.98% for 2014, to 2.68% for 2015. The slope of the yield curve declined significantly throughout 2015 and generally securities that matured or were sold had higher yields than the securities purchased to replace them. Additionally, non-recurring CMO amortization of $385,000 was recorded during the fourth quarter of 2015 that resulted in a lower yield for CMOs and for the portfolio as a whole. The Corporation’s securities portfolio underwent a number of changes during 2015 including an increase in obligations of states and political subdivisions and a decrease in U.S. government agencies. The fair market value of the Corporation’s securities portfolio declined by $6.4 million, or 2.2%, from December 31, 2014 to December 31, 2015, as a result of more rapid loan growth. The securities portfolio also accounted for a smaller amount of the Corporation’s assets at 32.0% as of December 31, 2015 compared to 34.5% as of December 31, 2014.

Management increased the amount of obligations of states and political subdivisions in 2015 in an effort to provide higher yields within the securities portfolio. While these securities have the longest maturities and interest rate and fair value risk, they do provide highest returns and help to offset lower yields experienced within other sectors of the portfolio.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Management views the U.S. government agency sector as foundational to the building of the securities portfolio. U.S. agencies have very low risk and high liquidity, and depending on structure, are fairly predictable in terms of their performance. Non-callable agencies have a set maturity date with no principal payments until maturity. Callable agencies offer a higher yield but carry option risk, the risk that the agency could call the issue after it reaches the call date. This typically occurs if interest rates decline. The non-callable structures have a better total return profile and as a result management has favored this structure. However, with rates near all-time lows, the risk profile of the callable structure will outperform the non-callable structure if the only direction interest rates will go is higher. As a result, management uses a blend of non-callable and callable instruments to enhance yield performance but ensure a predictable cash flow ladder is built out into the future. Management prefers to use corporate bonds to supplement U.S. agencies in building a ladder of steady maturities in the one-year to five-year timeframe. Corporate bonds outperform U.S. agencies, especially in this shorter time frame, since they provide better yields , are not callable, and the credit risk of the corporate bonds is greatly mitigated by maintaining shorter maturities.

Investments in MBS and CMOs assist management in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike U.S. agency bonds, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay monthly principal and interest. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease. During 2015, cash flows from these securities were high as a result of low Treasury rates. Management desires and pursues those MBS and CMO securities that do not experience significant changes in prepayment speeds given changes in interest rates. Since nearly all of these securities are purchased at a premium, management is most concerned with how quickly that premium will be amortized based on the average life of the security. Therefore, management attempts to guard against those securities with fast or volatile prepayment speeds in favor of those that demonstrate more consistent principal payments.

Non-recurring amortization of $385,000 was recorded in the fourth quarter of 2015 due to a clean-up call on a Ginnie Mae CMO security. This was an unusual event specific to Ginnie Mae high coupon paper with low factors and the particular trustee that was exercising the call. This type of event should not reoccur in the future as management has evaluated all similar bonds held in an effort to ensure that no other bonds are subject to a premature clean-up call when a material amount of premium still exists. Management will continue to monitor prepayment speeds and characteristics going forward to evaluate the performance of the MBS and CMO segment of the investment portfolio.

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio on a tax-equivalent basis. In the continued prolonged period of historically low interest rates, the municipal bond sector has by far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. When interest rates were higher towards the end of 2013, the municipal bond portfolio experienced significant fair market value losses. As interest rates declined throughout 2014 and 2015, the valuations of these instruments increased and reached an unrealized gain position of $2,703,000 for that segment in the securities portfolio as of December 31, 2014, then experienced declines in valuation over 2015 to an unrealized gain of $1,375,000 as of December 31, 2015.

While the performance of municipal bonds has been very strong for the past five years, significant changes have occurred as to the credit ratings of these instruments. After the financial crisis began in 2008, both the primary rating services such as Moody’s and S&P and the municipal bond insurance underwriting companies were under attack for lax underwriting and evaluation of credits with favorable ratings being issued when deterioration of financial results was occurring. With the economy adversely impacting many municipalities across the country, the ratings of the municipal bond underwriting companies was called into question including their ability to back up the municipalities in the event of default. For this reason, the credit ratings of the municipal bond insurance underwriting companies experienced sharp declines in ratings, with some dropping to below investment grade. Therefore, the actual ratings of the municipal bonds experienced declines as their quality of additional support declined. Prior to the sharp decline in the health of the municipal insurance companies, nearly 95% of the Corporation’s municipal bonds carried AAA credit ratings with the added insurance protection. Now, with the health of most of the insurers greatly diminished, the final rating of most municipal bonds has fallen to AA or A. As of December 31, 2015, only 0.6% of the Corporation’s municipal bonds carried an AAA rating. While this was a significant change in terms of ratings for the municipal bond industry, it is important to note that the ratings on the vast majority of the Corporation’s municipal bonds still carried a rating advantage over the average credit ratings of the corporate bonds held by the Corporation. The change in ratings amounted to a more realistic evaluation of true municipal bond risk and its risk in relation to other instruments like corporate bonds. Additionally, despite the major changes that have occurred in the credit ratings of municipal bonds, the Corporation has not experienced any losses due to defaults or bankruptcies of states or political subdivisions.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s securities policy requires that municipal bonds not carrying insurance have a minimum S&P credit rating of A- or a minimum Moody’s credit rating of A3 at the time of purchase. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the very weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Therefore, management closely monitors any municipal bonds that have their credit ratings downgraded below initial purchase guidelines. As of December 31, 2015, all but one of the municipal bonds carried credit ratings within the Corporation’s initial purchase policy requirements. The one bond outside of policy requirements had a book value of $670,000 as of December 31, 2015, and was rated BBB+ by S&P. This bond was sold at a gain in January 2016.

As of December 31, 2015, the Corporation held corporate bonds with a total book value of $63.8 million and fair market value of $63.3 million. However, $12.7 million of book value consists of investments in sub U.S. Agency debt, which carries a 20% risk weighting for capital purposes similar to other primary U.S. Agency paper. Normal corporate bonds consisting of bonds issued by public companies as unsecured credit carry a 100% risk weighting for capital purposes and therefore are viewed as a higher risk security. Therefore, the Corporation views the remaining $51.1 million book value of debt issued by public companies as the corporate bonds that are subject to a policy limit of 20% of portfolio book value. As of December 31, 2015, this $51.1 million book value of corporate debt amounted to 18.0% of the portfolio book value, compared to $50.1 million book value, or 17.3% of portfolio book value as of December 31, 2014.

Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong relative yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken on by purchasing a corporate bond, management has in place certain minimal credit ratings that must be met in order for management to purchase a corporate bond. The financial performance of any corporate bond being considered for purchase is analyzed prior to purchase. Management conducts periodic monitoring throughout the year including an internal financial analysis. An independent credit review is conducted at least annually in addition to management’s periodic monitoring. Additionally, the Corporation’s securities policy calls for corporate bonds purchased to not have maturities greater than six years with the preferred maturity range of two to five years. Credit risk grows exponentially with length. The shorter the maturity the more assurance the company’s financial position will remain sufficiently strong to ensure full payment of the bond at maturity. The longer the time horizon the more difficult it is to project the financial health of the company.

Management closely monitors the unrealized gain or loss positions of all the corporate bonds to identify any potential weakness. The trading levels of these securities are closely linked to the financial performance and health of the entity. Significant declines in the valuations of these securities, beyond what can be attributed to movement in interest rates, are generally an indication of higher credit risk. Management reviews all securities with unrealized losses approaching 10%, or those carrying unrealized losses for prolonged periods of time, for possible impairment. As of December 31, 2015, the highest percentage of unrealized loss for any corporate bond was 2.2%. All but four of the corporate bonds had at least an A credit rating by one of the major credit rating services, with all corporate bonds considered investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment. Corporate bonds have the most potential credit risk out of the Corporation’s debt instruments. Due to the rapidly changing credit environment and improving but sluggish economic conditions, management is closely monitoring all corporate bonds. For further information on impairment see Note B. For further details regarding credit risk see Note P.

The following table shows the weighted-average life and yield on the Corporation’s securities by maturity intervals as of December 31, 2015, based on amortized cost. All of the Corporation’s securities are classified as available for sale and are reported at fair value; however, for purposes of this schedule they are shown at amortized cost.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

SECURITIES PORTFOLIO MATURITY ANALYSIS

(DOLLARS IN THOUSANDS)

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. government agencies	—	—	13,969	1.69	15,860	2.09	—	—	29,829	1.90
U.S. agency mortgage-backed securities	9,149	1.90	20,987	1.95	9,046	2.06	3,106	2.17	42,288	1.98
U.S. agency collateralized mortgage obligations	6,698	2.08	20,300	2.12	13,349	2.49	7,793	2.80	48,140	2.33
Corporate bonds	2,000	1.91	54,148	2.22	7,677	2.64	—	—	63,825	2.26
Obligations of states and political subdivisions	979	4.93	1,490	3.55	12,494	4.58	85,245	4.96	100,208	4.89
Marketable equity securities	—	—	—	—	—	—	5,515	1.44	5,515	1.44

Total securities available for sale	18,826	2.12	110,894	2.10	58,426	2.78	101,659	4.52	289,805	3.09

Securities are assigned to categories based on stated contractual maturity except for MBS and CMOs, which are based on anticipated payment periods.

The yield on the securities portfolio, including equity securities, was 3.09% as of December 31, 2015, compared to 2.94% as of December 31, 2014. As of December 31, 2015 and 2014, the effective duration of the Corporation’s fixed income security portfolio was 3.2 years for the base case or rates unchanged scenario. Effective duration is the estimated duration or length of a security or portfolio, which is implied by the price volatility. Effective duration is calculated by converting price volatility to a standard measurement representing length, expressed in years. It is a measurement of price sensitivity, with lower durations being advantageous in periods of rising rates and longer durations benefiting the holder in periods of declining rates. An effective duration of 3.0 years would approximate the duration of a three-year U.S. Treasury, a security that has no option risk or call provisions. Management receives effective duration and price volatility information quarterly on an individual security basis. Management’s target base case, or rates unchanged effective duration, is 2.5 years. Management’s strategy in 2016 is to lower the securities portfolio’s effective duration from the current 3.2 years to 2.5 years throughout the year to assist in lessening the Corporation’s limited rates-up exposure.

Effective duration is only one measurement of the length of the securities portfolio. Management receives and monitors a number of other measurements. In general, a shorter portfolio will adjust more quickly in a rising interest rate environment, whereas a longer portfolio will tend to generate more return over the long-term and will outperform a shorter portfolio when interest rates decline. Because the Corporation’s securities portfolio is longer than the average peer bank, it will generally outperform the average peer bank given static rates or a decline in interest rates, and will generally underperform given higher interest rates. Additionally, with fixed rate instruments, the longer the term of the security, generally the more fair value risk there is when interest rates rise. The converse is true when interest rates decline. It is important to note that management monitors and measures interest rate risk and fair value risk across the Corporation’s entire balance sheet. The securities portfolio is a significant piece of the Corporation’s assets, but there are other crucial elements that management also uses to manage the Corporation’s asset liability position such as cash and cash equivalents and borrowings. Beyond these, management also utilizes other elements of the Corporation’s balance sheet to reduce exposure to higher interest rates including promoting Prime-based loans, and loans with shorter initial fixed rate periods, and also by extending liabilities through longer term time deposits and borrowings. See Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion on the Corporation’s management of asset liability risks including interest rate risk and fair value risk.

The majority of the Corporation’s securities are held at the bank level with only a small portfolio of bank stocks held at the holding company level. The decision to purchase these equity securities at the holding company level took into account tax strategies, market conditions, and other strategic decisions.

Loans

Net loans outstanding increased $49.2 million, or 10.6%, from $464.0 million at December 31, 2014, to $513.2 million at December 31, 2015. The following table shows the composition of the loan portfolio as of December 31 for each of the past five years.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	December 31,
	2015		2014		2013		2012		2011
	$	%	$	%	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	87,613	16.8	95,914	20.4	97,243	22.2	91,943	22.2	95,347	23.1
Agriculture mortgages	158,321	30.5	140,322	29.8	114,533	26.2	85,501	20.6	73,287	17.7
Construction	14,966	2.9	7,387	1.6	9,399	2.1	16,435	4.0	18,957	4.6
Total commercial real estate	260,900	50.2	243,623	51.8	221,175	50.5	193,879	46.8	187,591	45.4

Consumer real estate (a)
1-4 family residential mortgages	133,538	25.7	123,395	26.2	127,253	29.1	126,686	30.6	133,959	32.5
Home equity loans	10,288	2.0	12,563	2.7	10,889	2.5	13,122	3.2	14,687	3.6
Home equity lines of credit	37,374	7.2	27,308	5.8	21,097	4.8	15,956	3.9	15,004	3.6
Total consumer real estate	181,200	34.9	163,266	34.7	159,239	36.4	155,764	37.7	163,650	39.7

Commercial and industrial
Commercial and industrial	36,189	7.0	31,998	6.8	28,719	6.6	27,503	6.6	25,913	6.3
Tax-free loans	19,083	3.7	11,806	2.5	10,622	2.4	17,991	4.3	19,072	4.6
Agriculture loans	18,305	3.5	16,496	3.5	14,054	3.2	15,204	3.7	12,884	3.1
Total commercial and industrial	73,577	14.2	60,300	12.8	53,395	12.2	60,698	14.6	57,869	14.0

Consumer	3,892	0.7	3,517	0.7	4,063	0.9	3,872	0.9	3,590	0.9

Total loans	519,569	100.0	470,706	100.0	437,872	100.0	414,213	100.0	412,700	100.0
Less:
Deferred loan fees (costs), net	(714)		(462)		(348)		(146)		62
Allowance for loan losses	7,078		7,141		7,219		7,516		8,480
Total net loans	513,205		464,027		431,001		406,843		404,158

(a)	Residential real estate loans do not include mortgage loans serviced for others. These loans totaled $38,024,000 as of December 31, 2015, $16,670,000 as of December 31, 2014, $4,866,000 as of December 31, 2013, $6,014,000 as of December 31, 2012, and $8,904,000 as of December 31, 2011.

The composition of the loan portfolio has remained relatively stable in recent years, with the one major trend being the growth in agricultural mortgage lending. The total of all categories of real estate loans comprised 85.1% of total loans as of December 31, 2015, compared to 86.5% of total loans on December 31, 2014. Commercial real estate remains the largest category of the loan portfolio, consisting of 50.2% of total loans as of December 31, 2015, compared to 51.8% of total loans as of December 31, 2014. Within the commercial real estate segment there has been an acceleration of agricultural mortgages over the past five years, with commercial mortgages declining slightly and construction based mortgages growing in 2015 compared to the two previous years. The agricultural increase is due primarily to two reasons. First, the Corporation has a history of an agricultural focus, which coincides with the market area and type of customers that we serve. In recent years management has allocated additional resources to build agricultural lending including the hiring of additional agricultural lenders. Secondly, the agricultural economy was quicker to recover from the past prolonged recession than other elements of the economy, so management focused on the area that was generating the largest amount of quality loan growth.

Commercial real estate loans increased to $260.9 million at December 31, 2015, from $243.6 million at December 31, 2014, a 7.1% increase. As of December 31, 2015, all types of commercial real estate loans accounted for 78.0% of commercial purpose lending. Most of the commercial real estate growth occurred in the agriculture mortgage area with those loans increasing to $158.3 million at December 31, 2015, from $140.3 million at December 31, 2014, a 12.8% increase. In 2015, agriculture mortgage loans represented a more significant portion of the commercial real estate category. As of December 31, 2015, these loans made up 60.7% of total commercial real estate loans compared to 57.6% as of December 31, 2014. As economic conditions improved in 2014 and 2015, and as the Corporation had a more concerted agriculture initiative, agricultural mortgage loans grew at a significant pace. The trend over the past five years has been for agricultural mortgages to grow as a percentage of commercial mortgages and as a percentage of the total loan portfolio. These loans, along with agricultural loans not secured by real estate, now account for 34% of the entire loan portfolio. While management has always had an agricultural focus, there has been a newer active strategy to

ENB FINANCIAL CORP
Management’s Discussion and Analysis

not only grow in market footprint but to increase market penetration in longstanding service areas. That strategy has been provided with additional resources in the past year to take advantage of market disruption forces that will continue into 2016. Management expects agricultural loans to continue to increase in 2016 but at a slower pace with commercial real estate growing at a faster pace. Management believes as the general economy improves further in 2016, the diversified economy of the market area the Corporation serves will cause commercial lending to grow faster in 2016.

Commercial construction loans represent a fairly small element of the Corporation’s total loan portfolio, accounting for 2.9% of total loans as of December 31, 2015, and 1.6% of total loans as of December 31, 2014. The increase from 2014 to 2015 was due to construction projects being started that had been put on hold in prior years until the economy showed signs of recovery. As the general economic conditions improve further in 2016, the commercial real estate construction lending is expected to remain at these higher levels.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 14.2% of total loans as of December 31, 2015, compared to 12.8% as of December 31, 2014. In scope, the commercial and industrial loans represent approximately 28% of the commercial real estate loans as of December 31, 2015. This is consistent with management’s credit preference for obtaining real estate collateral when making commercial loans. The balance of total commercial and industrial loans increased from $60.3 million at December 31, 2014, to $73.6 million at December 31, 2015, a 22.1% increase. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. The increase in the entire commercial and industrial segment in 2015 was primarily due to an increase in tax-free loans and smaller increases in other commercial and industrial loans and agriculture loans. Tax-free loans consist of loans to local municipalities and 2015 saw increases in these loans both due to new volume as well as higher balances on existing loans. Management anticipates that commercial loans not secured by real estate will continue to experience moderate growth in 2016.

The Corporation provides credit to many small and medium-sized businesses. Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees. Businesses are also using more of their available credit from both unsecured and real estate secured lines of credit as improving economic conditions resulted in more sales and accounts receivable impacted cash flow needs. Commercial and industrial loans increased to $36.2 million at December 31, 2015, a $4.2 million, or 13.1% increase, over the $32.0 million at December 31, 2014. The commercial and industrial agricultural loans grew over the same period, related to the improving agricultural conditions. During 2015, these loans grew by $1.8 million, or 10.9%, over balances at December 31, 2014. The commercial and industrial agricultural loans are expected to grow moderately in 2016.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following chart details the Corporation’s CRE loans as of December 31, 2015 and December 31, 2014.

CRE SUMMARY BY CATEGORY
(DOLLARS IN THOUSANDS)		December 31,
		2015		2014
		Total		Total
		Committed	Risk-Based	Committed	Risk-Based
		Loan Amount	Capital	Loan Amount	Capital
CRE Type	CRE Description	$	%	$	%
0.01	Land Development Loans	13,038	12.7	2,499	2.5
0.02	1-4 Family Residential Construction Loans	1,472	1.4	3,422	3.5
0.03	Commercial Construction Loans	15,859	15.4	12,963	13.1
0.04	Other Land Loans	1,597	1.6	1,887	1.9
0.05	Multi-Family Property	7,156	7.0	8,784	8.9
0.06	Nonfarm, Nonresidential Property	22,561	21.9	25,131	25.4
0.07	Nonfarm, Nonresidential Property - Temp	—	—	—	—
0.08	Unsecured Loans to Developers	1,464	1.4	1,871	1.9
		63,147	61.4	56,557	57.2

	Corporation's Risk-Based Capital	102,891		98,900

The Corporation’s level of CRE loans is low relative to other financial institutions in its peer group and as a percentage of risk-based capital, with 61.4% as of December 31, 2015. Management does not believe the Corporation’s CRE profile will change significantly during 2016. Management is closely monitoring all CRE loan types to be able to determine any negative trends that may occur. Management does internally monitor the delinquencies and risk ratings of these loans on a monthly basis and has established internal policy guidelines to restrict the amount of each of the above eight types of CRE loans as a percentage of capital. As of December 31, 2015, the Corporation was well under internal guidelines for all of the above CRE loan types.

Outside of commercial real estate loans, the consumer residential real estate category represents the second largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $163.3 million on December 31, 2014, to $181.2 million on December 31, 2015, a 11.0% increase. This category includes closed-end fixed rate or adjustable rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged very close to 40% of total loans. In 2014, this percentage declined to 34.7%, and in 2015 it increased marginally to 34.9%. Management expects the consumer residential real estate category to increase at a faster pace in 2016 due to a directed effort to increase mortgage volume. The economic conditions for consumers have also improved slightly going into 2016. Consumer disposable income is higher and home valuations have increased, which has increased the equity available in their homes. However, with the relatively fast growth rates being experienced in commercial and agricultural lending, it is likely the entire consumer residential real estate component will remain close to approximately one-third of the loan portfolio.

The first lien 1-4 family mortgages increased by $10.1 million, or 8.2%, from December 31, 2014, to December 31, 2015. These first lien 1-4 family loans made up 74% of the residential real estate total as of December 31, 2015, and 76% as of December 31, 2014. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. During 2015, mortgage production increased 104% over the prior year, with a similar percentage of production held in the Corporation’s mortgage portfolio as opposed to sold on the secondary mortgage market compared to 2014. During 2015, 57% of new mortgage volume was retained in the Corporation’s loan portfolio with the other 43% sold on the secondary market. In 2014, 58% of mortgage production was held on the Corporation’s balance sheet and 42% sold on the secondary market. The Corporation’s focus on the growth of the mortgage division led to a dramatic swing in purchase-money and new construction concentration; 44% of volume in 2015 was purchase, 23% was residential construction lending, and only 33% was refinance activity. The volume of residential mortgage production in 2015 led to an 8.2% increase in growth of the overall residential loan portfolio, with a significant shift from fixed rate loans to interim adjustable rate loans, climbing from 5% of the residential loan portfolio at the end of 2014, to 17% at the end of 2015. This shift in production has decreased the bank’s interest rate risk and this trend is expected to continue in 2016.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As of December 31, 2015, the remainder of the residential real estate loans consisted of $10.3 million of fixed rate junior lien home equity loans, and $37.4 million of variable rate home equity lines of credit (HELOCs). This compares to $12.6 million of fixed rate junior lien home equity loans, and $27.3 million of HELOCs as of December 31, 2014. Therefore, combined, these two types of home equity loans increased from $39.9 million to $47.7 million, an increase of 19.5%. The Prime rate had remained at a very low level of 3.25% for seven years beginning in December of 2008 and increased by 25 basis points to 3.50% in December of 2015. This rate is still lower than fixed home equity rates which generally ranged between 4% and 6.5%, resulting in customers shifting most new home equity borrowings to HELOCs and either paying off or continuing to pay down their fixed rate home equity loans. The majority of borrowers chose variable-rate HELOC products throughout 2014 and 2015 instead of fixed-rate home equity loans. In addition, multiple HELOC specials with a low introductory rate were offered in 2014 and 2015, which encouraged more HELOC activity resulting in the sizeable increase in this category of loans since the prior year. Management believes the trends experienced in 2015 will continue until the Prime rate begins to increase more substantially.

Consumer loans represent a very small portion of the Corporation’s loan portfolio, accounting for 0.7% of total loans as of December 31, 2015 and December 31, 2014. In recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Due to the credit crisis that occurred in 2008 and 2009, specialized lenders began pulling back on the availability of credit and more favorable credit terms. The underwriting standards of major financing and credit card companies began to strengthen in the past few years after years of lower credit standards. This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice. Management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of additional consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. Consumers are still holding back in the weak economic conditions, many trying to consolidate or pay off their debt. This is controlling the amount of new growth that is occurring in consumer loans.

Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in an environment of slowly improving economic conditions is generally being offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Management does not anticipate that the loan portfolio composition will change materially in 2016, or be subject to any adverse trends, events, or uncertainty. The robust agricultural mortgage growth that occurred recently, will likely moderate, while the commercial mortgage growth will likely increase should economic conditions continue to improve. This has been a trend that management has observed with agricultural lending doing well when the economy is weak and commercial loan activity is diminished. As economic activity increases, the trend begins to reverse with agricultural lending slowing and commercial loan growth increasing. Since commercial lending is highly linked to economic conditions it is likely the entire commercial real estate area will grow as a percentage of total loans. The largest single category of 1-4 family residential mortgages will likely show a slight increase, but could still decline as a percentage of the entire loan portfolio.

The following tables show the maturities for the loan portfolio by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

LOAN MATURITIES

(DOLLARS IN THOUSANDS)

		Due After
		One Year
	Due in One	Through	Due After
	Year or Less	Five Years	Five Years	Total
	$	$	$	$
Commercial real estate
Commercial mortgages	6,370	4,342	76,901	87,613
Agriculture mortgages	9,832	872	147,617	158,321
Construction	2,753	—	12,213	14,966
Total commercial real estate	18,955	5,214	236,731	260,900

Consumer real estate
1-4 family residential mortgages	6,158	3,078	124,302	133,538
Home equity loans	3,927	1,129	5,232	10,288
Home equity lines of credit	—	458	36,916	37,374
Total consumer real estate	10,085	4,665	166,450	181,200

Commercial and industrial
Commercial and industrial	19,793	13,340	3,056	36,189
Tax-free loans	—	—	19,083	19,083
Agriculture loans	12,086	3,214	3,005	18,305
Total commercial and industrial	31,879	16,554	25,144	73,577

Consumer	1,231	2,585	76	3,892
Total amount due	62,150	29,018	428,401	519,569

FIXED AND FLOATING RATE LOANS DUE AFTER ONE YEAR

(DOLLARS IN THOUSANDS)

		Floating or
	Fixed Rates	Adjustable Rates
	$	$

Commercial real estate
Commercial mortgages	4,310	76,933
Agriculture mortgages	2,959	145,530
Construction	1,377	10,836
Total commercial real estate	8,646	233,299

Consumer real estate
1-4 family residential mortgages	89,827	37,553
Home equity loans	3,877	2,484
Home equity lines of credit	12,598	24,776
Total consumer real estate	106,302	64,813

Commercial and industrial
Commercial and industrial	14,130	2,266
Tax-free loans	8,053	11,030
Agriculture loans	2,089	4,130
Total commercial and industrial	24,272	17,426

Consumer	2,661	—

Total amount due	141,881	315,538

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

Out of all the loans due after one year, 31.0% are fixed-rate loans as of December 31, 2015. This is lower than the prior year end when 34.4% of the loans due after one year were fixed rate. These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower. Floating or adjustable rate loans reflect different types of repricing. Approximately 38% of the $315.5 million of floating or adjustable loans due after one year are true floating loans. These loans are tied to the Prime rate and will reprice when the Prime rate changes. For commercial customers, generally all pass credits have been granted access to the Prime rate since 2011. However, a number of the Corporation’s business and commercial Prime-based loans have been priced at levels above the Prime rate due to the credit standing of the borrower. In terms of consumer real estate loans utilizing the Prime rate for pricing, the most common rate is Prime; however, the Corporation now utilizes risk-based pricing which causes home equity lines of credits (HELOCs) to be priced at various multiples of the Prime rate. Outside of a six-month introductory rate, the majority of the Corporation’s HELOCs were priced at 3.50% and 4.00% as of December 31, 2015. The other 62% of the Corporation’s floating or adjustable loans due after one year are adjustable in nature and will reprice at a predetermined time in the amortization of the loan. These loans are mostly real estate commercial loans.

As of December 31, 2014, 42% of the $271.3 million of floating or adjustable loans due after one year were true floating rate loans that could reprice immediately, with the other 58% being adjustable after an initial fixed rate period. The percentage of loans that can reprice immediately decreased from 42% as of December 31, 2014, to 38% as of December 31, 2015. This decrease was a function of more fixed to floating commercial real estate loans as a percentage of the total. Specifically, these are commercial loans that are fixed for a period of time and then float on Prime according to a predetermined repricing schedule. However, due to the total growth in loans that were variable rate, or had a variable rate conversion, the absolute amount of truly variable rate loans did grow from 2014 to 2015. True floating rate loans that would immediately reprice according to changes in the Prime rate are favorable in reducing the Corporation’s total exposure to interest rate risk and fair value risk should interest rates increase. It is likely the borrowing habits of commercial borrowers will change as they become more convinced interest rates will be increasing in the near future. More commercial customers will desire to lock into an initial fixed interest rate period to protect against anticipated rate increases.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

ENB FINANCIAL CORP
Management’s Discussion and Analysis

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	December 31,
	2015	2014	2013	2012	2011
	$	$	$	$	$

Non-accrual loans	380	967	1,101	1,298	1,862
Loans past due 90 days or more and still accruing	379	384	231	314	107
Troubled debt restructurings, non-performing	—	—	—	—	—
Total non-performing loans	759	1,351	1,332	1,612	1,969

Other real estate owned	—	69	39	264	—

Total non-performing assets	759	1,420	1,371	1,876	1,969

Non-performing assets to net loans	0.15%	0.31%	0.32%	0.46%	0.49%

Non-performing assets decreased by $661,000, or 46.5%, from December 31, 2014, to December 31, 2015, primarily as a result of lower levels of non-accrual loans. If a non-accrual loan is considered a troubled debt restructuring (TDR), it is classified as non-accrual for purposes of this non-performing asset schedule. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender. There were no non-performing TDR loans as of December 31, 2014 or December 31, 2015. Management continues to monitor delinquency trends and the level of non-performing loans as a leading indicator of future credit risk. At this time, management believes that the potential for material losses related to non-performing loans has decreased with the level of non-performing assets down and the Corporation’s total exposure reduced. Additionally, the direction of the risk is viewed as declining.

As of December 31, 2015, there was one loan totaling $380,000 on non-accrual compared to six loans to four unrelated parties totaling $967,000 as of December 31, 2014. The loan on non-accrual status as of December 31, 2015, was a loan to a borrower in the trucking industry. This loan was also on non-accrual status as of December 31, 2014, with a balance of $551,000. Normal principal payments were the reason for the decrease in balance from December 31, 2014 to December 31, 2015. Other than principal payments, the most significant reason for the decline in non-accrual loans was due to a charge-off of $272,000 recorded in the first quarter of 2015 on a loan that was considered non-accrual as of December 31, 2014.

The Corporation’s diverse customer base, with many small businesses and industry types represented, has helped to avoid large concentrations in industries where significant non-performance is more likely. See Note P for further discussion on concentrations of credit risk. Severe economic conditions naturally will impact nearly all industries to some extent; however, the impact can vary greatly. Some businesses simply are not as successful in negotiating more difficult times, or may be impacted by non-economic matters like succession planning and poor business practice. Based on present economic conditions, management does not anticipate any significant new trends or the emergence of more severe trends beyond those already discussed.

As of December 31, 2015, the Corporation had no properties classified as other real estate owned (OREO). As of December 31, 2014, the Corporation had one property classified as OREO. The property was a residential property that was transferred to OREO in the fourth quarter of 2014 and valued at $69,000, which was management’s estimate of the value of the property less all selling costs. This OREO property was sold in the first quarter of 2015. Expenses related to OREO are included in other operating expenses and gains or losses on the sale of OREO are included in other income on the Consolidated Statements of Income.

Total delinquencies include loans 30 to 59 days past due, loans 60 to 89 days past due, loans 90 days or more past due and still accruing, and non-accrual loans. Total delinquencies as a percentage of total loans declined slightly from 0.57% as of December 31, 2014, to 0.56% as of December 31, 2015. Management believes that the lower level of delinquencies experienced in 2014 and 2015 will continue in 2016 as economic conditions continue to improve. All of the Corporation’s delinquency percentages are significantly below the Corporation’s national peer group average. The potential for significant losses related to delinquent loans is difficult to predict as actual charge-offs are dependent on more than the level of delinquency. Management does view that the levels of delinquency, as well as net charge-offs, are at such historic lows that there is more likelihood they will increase going forward than decline. However, management currently does not expect the overall level of delinquencies to change materially in 2016.

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

While many financial institutions experienced this pattern of an escalation of allowance for loan losses after the financial crisis, then followed with reductions to the allowance in the form of credit provisions, the Corporation generally lagged this trend. This was due to following a steady decline of the Corporation’s classified assets, delinquencies and non-performing loans. It took a longer period to bring the allowance back down to levels supported by the quarterly allowance for loan loss calculation. After three years of credit provisions, 2015 marked a return to a more normal provision expense.

The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for each of the past five years. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	December 31,
	2015	2014	2013	2012	2011
	$	$	$	$	$

Balance at January 1,	7,141	7,219	7,516	8,480	7,132
Loans charged off:
Commercial real estate	(272)	(204)	—	—	(97)
Consumer real estate	(28)	—	(84)	(17)	(13)
Commercial and industrial	(44)	(12)	(41)	(47)	(315)
Consumer	(18)	(19)	(22)	(13)	(38)
Total charge-offs	(362)	(235)	(147)	(77)	(463)

Recoveries of loans previously charged off:
Commercial real estate	34	—	—	—	—
Consumer real estate	—	5	—	1	2
Commercial and industrial	112	201	74	78	229
Consumer	3	1	1	9	5
Total recoveries	149	207	75	88	236
Net loans recovered (charged off)	(213)	(28)	(72)	11	(227)
Provision charged (credited) to operating expense	150	(50)	(225)	(975)	1,575
Balance at December 31,	7,078	7,141	7,219	7,516	8,480

Net (charge-offs) recoveries as a %
of average total loans outstanding	(0.04)	(0.01)	(0.02)	0.00	(0.05)

Allowance at year end as a % of total loans	1.36	1.52	1.65	1.81	2.06

Charge-offs for the year ended December 31, 2015, were $362,000, compared to $235,000 for the same period in 2014. The charge-offs in 2015 included a $272,000 charge-off on one commercial real estate loan and several smaller charge-offs on commercial and industrial loans as well as consumer loans. The Corporation’s charge-offs are very low compared to the peer group average and represent a fairly typical level of consumer and small business loan charge-offs that would result from management charging off unsecured debt over 90 days delinquent with little likelihood of recovery.

During 2015, the Corporation recorded provision expense of $150,000 compared to a credit provision of $50,000 during 2014. The provision is used to increase or decrease the allowance for loan losses to a level considered adequate to provide for losses inherent in the loan portfolio. Throughout 2012, 2013, and 2014, after analysis of various factors, the allowance for loan loss calculation resulted in a reduction of the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans. Provision expense was recorded in 2015 primarily due to slightly higher charge-offs for the year as well as significant loan portfolio growth. Management closely tracks delinquent, non-performing, and classified loans as a percentage of capital and of the loan portfolio.

From December 31, 2014 to December 31, 2015, there was a $4.2 million, or 21.3% decrease, in substandard loans, which are considered classified loans. In the second quarter of 2015, two substandard loans totaling $5.7 million were upgraded because of improved financial condition. Special mention loans, while not considered classified loans, do receive more scrutiny and higher allocations for loan losses due to their status. Special mention loans decreased $5.2 million, from $6.6 million at December 31, 2014, to $1.4 million at December 31, 2015. Special mention loans decreased throughout 2015 also due primarily to upgraded risk ratings.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. For the five-year period from 2011 through 2015, the Corporation maintained an allowance as a percentage of loans in a range between 1.36% and 2.06%. In 2015, the percentage decreased from 1.52% at the beginning of the year, to 1.36% as of December 31, 2015. The composition of the Corporation’s loan portfolio has not changed materially from 2014 to 2015 and management views the overall risk profile of the portfolio to be similar to what it was in 2014. Management will continue to increase or decrease the allowance as a percentage of total loans based on the quarterly calculation of the allowance for loan losses. Any increases are based on the need to allocate additional amounts based on estimated credit losses inherent in the current portfolio, utilizing historical and projected credit losses and levels of qualitative and quantitative risks that are appropriate based on the current credit environment. The Corporation’s allowance for loan losses as a percentage of loans will likely remain relatively unchanged throughout 2016.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. In 2015, net charge-offs represented 0.04% of average total loans outstanding compared to 0.01% at December 31, 2014.

The following table provides the allocation of the Corporation’s allowance for loan losses by major loan classifications. The percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type.

ALLOCATION OF RESERVE

(DOLLARS IN THOUSANDS)

	December 31,
	2015		2014		2013		2012		2011
		% of		% of		% of		% of		% of
	$	Loans	$	Loans	$	Loans	$	Loans	$	Loans

Real estate	5,234	85.1	5,201	86.5	5,003	86.9	5,085	84.4	4,865	85.1
Commercial and industrial	1,314	14.2	1,301	12.8	1,416	12.2	1,640	14.7	2,825	14.0
Consumer	62	0.7	66	0.7	102	0.9	61	0.9	61	0.9
Unallocated	468	—	573	—	698	—	730	—	729	—
Total allowance for loan losses	7,078	100.0	7,141	100.0	7,219	100.0	7,516	100.0	8,480	100.0

Real estate loans represent a more substantial portion of the outstanding loan portfolio and, while real estate secured loans have historically experienced lower losses than non-real estate secured loans, more of these types of loans have indicated deteriorating valuation and financial health that may result in future losses. The prolonged weak economy has impacted consumer financial strength and the value of residential homes continues to be down significantly. Meanwhile, the overall credit quality of real estate backed business loans deteriorated as the value of the real estate collateral declined and business conditions continued to be weak. The combined consumer and business real estate portion of the loan portfolio increased by $35.2 million, or 8.7%, from December 31, 2014, to December 31, 2015. This portion of the loan portfolio has the highest reserve allocation due primarily to the high balances. Real estate secured loans generally have less risk than non-real estate secured loans, but because of the large portfolio and continued growth, a significant amount of the reserve is allocated to cover potential losses in this sector. The dollar amount of allocation for all real estate loans increased by $33,000, or 0.6%, from December 31, 2014 to December 31, 2015.

In the past, commercial and industrial loans not secured by real estate had historically experienced higher loan losses and required a larger percentage of the reserve, despite representing a much smaller portion of the outstanding loan portfolio. In the past few years, as the amount of classified loans fell for all commercial borrowers, and more significantly for the non-real estate secured commercial and industrial loans, the dollar amount of the allowance allocated to these loans could be reduced. For 2015, the dollar amount of allocation for commercial and industrial loans experienced a slight increase, reflective of the increase in commercial and industrial loan balances as the economy slowly continues to improve.

As of December 31, 2015, 73.9% of the allowance was allocated to real estate secured loans, both consumer and commercial, which make up 85.1% of all loans, while 18.6% of the allowance was allocated to commercial and industrial loans, which make up 14.2% of all loans.

The amount of allowance allocated to consumer loans has always been very small as generally consumer loans more than 90 days delinquent are charged off. The amount of allowance allocated to consumer lines and personal loans is based on historical losses and qualitative factors.

The $468,000 unallocated portion of the allowance as of December 31, 2015, declined slightly from the balance at the end of 2014, and the unallocated portion as a percentage of the total allowance declined from 8.0% at December 31, 2014, to 6.6% at December 31, 2015.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $751,000, or 3.3%, to $21,696,000 on December 31, 2015, from $22,447,000 as of December 31, 2014. During 2015 no larger scale capital improvements were made by the Corporation. The new investments that did occur in premises and equipment were due to normal

ENB FINANCIAL CORP
Management’s Discussion and Analysis

equipment replacement cycles and reoccurring investments in new technology. In 2015, $596,000 of new investments were made in premises and equipment, while the Corporation recorded $1,347,000 of accumulated depreciation on existing assets, resulting in the decrease in net premises and equipment during the year. The Corporation had $163,000 in construction in process at the end of 2015 compared to $144,000 at the end of 2014. It is anticipated that premises and equipment, net of accumulated depreciation, will increase in 2016 as a higher level of capital improvements are expected with the addition of an anticipated Morgantown branch office. Therefore, the accumulated depreciation will likely not exceed the amount of newly added fixed assets, as was the case in 2015. For further information on the expected Morgantown branch office, refer to Part I, Item 1. Business, under the Market Area and Competition subtopic of the Business Operations section. For further information on fixed assets refer to Note D to the Consolidated Financial Statements.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) of Pittsburgh and Atlantic Community Bankers Bank (ACBB). The Corporation’s $4,314,000 of regulatory stock holdings as of December 31, 2015, consisted of $4,126,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation on a quarterly basis at par if outstanding borrowings decline to a predetermined level. The FHLB also pays a quarterly dividend on the outstanding shares held by the Corporation. The FHLB’s quarterly dividend yield was 5.00% annualized on activity stock and 3.00% annualized on membership stock as of December 31, 2015. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. In addition to the normal quarterly dividend, the FHLB paid a special dividend in the first quarter of 2015 due to their record earnings and strong financial position as of December 31, 2014. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Bank-Owned Life Insurance (BOLI)

The Corporation owned life insurance with a total recorded cash surrender value (CSV) of $23,869,000 on December 31, 2015, compared to $20,603,000 on December 31, 2014. The Corporation holds two distinct BOLI programs. The first, with a CSV of $4,516,000, was the result of insurance policies taken out on directors of the Corporation electing to participate in a directors’ deferred compensation plan. The program was designed to use the insurance policies to fund future annuity payments as part of a directors’ deferred compensation plan that permitted deferral of Board pay from 1979 through 1999. The plan was closed to entry in 1999, when directors were no longer provided the option of deferring their Board pay. The Corporation pays the required premiums for the policies and is the owner and beneficiary of the policies. The life insurance policies in the plan generally have annual premiums; however, the premium payments are not required after the first five years. The Corporation continues to make the premium payments, which cover the cost of the insurance and generally add to the cash surrender value of the policy.

The second BOLI plan was originated back in 2006 when life insurance was first taken out on a select group of the Corporation’s officers. The additional income generated from this BOLI plan is to assist in offsetting the rising cost of benefits currently being provided to all employees. The initial funding was $5 million in 2006 followed by another $5 million in 2007 on the same defined group of officers, with some new officers being included. No additional BOLI funding was made until 2012 when an additional $2.5 million investment was made covering select officers hired since the 2007 funding and in 2015 when another $2.5 million investment was made covering those officers hired since 2012. The CSV for this plan was $19,353,000 as of December 31, 2015, compared to $16,293,000 at December 31, 2014. The increase of $3,060,000 during 2015 was the result of the additional $2.5 million BOLI investment made on May 22, 2015, as well as the internal return generated from these policies, net of cost of insurance, reflected as higher cash surrender value. The Corporation purchased whole life policies for this BOLI plan and is the owner and beneficiary of the policies.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Deposits

The Corporation’s total ending deposits increased $40.4 million, or 5.8%, from $699.7 million on December 31, 2014, to $740.1 million on December 31, 2015. Customer deposits are the Corporation’s primary source of funding for loans and investments. In recent years, economic concerns, the credit crisis, and volatile performance of the stock market and other types of investments like real estate led customers back to banks as safe places to invest money, in spite of historically low interest rates. This trend continued in 2015. Most of the growth in deposit balances during 2015 was in non-interest bearing demand accounts and savings accounts, with higher cost deposits like time deposits decreasing.

The Deposits by Major Classification table, shown below, provides the average balances and rates paid on each deposit category for each of the past three years. The average 2015 balance carried on all deposits was $701.9 million, compared to $677.9 million for 2014. This represents an increase of 3.5% on average deposit balances. The increase in average deposit balances from 2013 to 2014 was 5.4%. Average balances provide a more accurate picture of growth in deposits because deposit balances can vary throughout the year. In addition, the interest paid is based on average deposit balances carried during the year calculated on a daily basis.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2015		2014		2013
	$	%	$	%	$	%

Non-interest bearing demand	209,327	—	183,998	—	164,000	—
Interest-bearing demand	13,420	0.26	12,135	0.28	12,556	0.29
NOW accounts	75,044	0.15	75,017	0.15	66,421	0.16
Money market deposit accounts	71,774	0.18	65,087	0.19	59,282	0.20
Savings accounts	140,379	0.05	127,510	0.05	118,422	0.06
Time deposits	192,005	1.11	214,173	1.28	222,257	1.39
Total deposits	701,949		677,920		642,938

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Fees
•	Strength of the financial institution
•	Permanence of the financial institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to competitor rates

The Corporation has been a stable presence in the market area and offers convenient locations, low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves. Management has always priced products and services in a manner that makes them affordable for all customers. This, in turn, creates a high degree of customer loyalty, which has provided stability to the deposit base. In 2015, management saw deposit inflows due to financial concerns regarding the health of other competing financial institutions as well as deposit inflows related to merger activity in the local market. The Corporation continues to generally benefit from the customers’ preference to conduct business with a smaller financial institution versus a larger institution. The Corporation’s deposits also grew in the Leola and Myerstown market areas where new branches were opened in 2013. These offices, and the Myerstown office in particular, significantly expanded the Corporation’s market area, which management continues to execute as part of the strategic plan.

The average balance of the Corporation’s core deposits, including non-interest bearing demand deposits, interest-bearing demand deposits, NOW accounts, MMDA accounts, and savings accounts, grew $46.2 million, or 10.0%, since December 31, 2014. Several converging factors are assisting in the increase in core deposits. Primarily, local merger-related activity has increased deposit accounts at the Corporation. Additionally, interest rates are at historic lows, which results in less motivation for customers to shop interest rates because the differential between high and low rates is compressed. Management believes customers are trying to build more liquid funds as a matter of prudence with an economy that is struggling to improve. The safety of FDIC-insured funds and immediate or nearly immediate funds in

ENB FINANCIAL CORP
Management’s Discussion and Analysis

the current environment appears to be more of a concern to customers than interest rates. Consumers appear to want to remain flexible and have cash on hand should interest rates increase. As such, they want to remain short and not extend, choosing to retain more funds in demand and savings accounts. Additionally, there is still consumer concern over the stability of some larger financial institutions which has led customers seeking security to community banks with high levels of capital and long-standing reputations.

Time deposits are typically a more rate-sensitive product making them a less reliable source of funding. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. Due to current adequate funding levels from all sources, the Corporation’s recent time deposit strategy has been to offer rates that meet or slightly exceed the average rates offered by the local competing banks. This strategy alone will not grow time deposits in the current environment. Management’s asset liability plan desired a better mix of core deposits relative to time deposits and was willing to see some declines in time deposit balances as the most expensive source of funding for the Corporation. Time deposit balances did decline throughout 2014, with the average balance decreasing by $22.2 million, or 10.4%, compared to 2014 average balances.

Time deposits have continued to decline in both dollars and as a percentage of the Corporation’s deposits. This is primarily a function of the interest rate environment and the relatively small difference between time deposit rates and interest bearing demand deposit and money market fund rates. The consumer weighs the benefit of the higher rate versus the inability to gain access to the time deposit funds until the maturity date. The longer the low interest rate environment persists and the higher the likelihood that the Federal Reserve will increase the overnight rates again in 2016, the more likely the consumer will be content to not invest in time deposit accounts in favor of keeping their funds fully accessible. A portion of the decrease in time deposit balances from 2014 to 2015 can also be attributed to customers redeploying their time deposits into the equity market and other investments, and other competing financial institutions that have different pricing strategies. Management follows a disciplined pricing strategy with regard to time deposit funds desiring not to pay materially above wholesale pricing levels. In this regard, if some elements of market competition prices materially above wholesale rates, management will not meet those pricing levels and will seek more cost effective wholesale funding opportunities.

Historically, most time deposit growth was in terms less than 18 months, which have lower rates than longer term time deposits, indicating that customers were not looking for long-term investments with the best return, but shorter safe investments. In 2015, time deposits declined in total, with all terms showing a decrease from the prior year. Management would expect that if the equity market does rebound in 2016, there would be a reduction in the Corporation’s time deposit balances. Subsequent to December 31, 2015, but prior to the filing of this document, the equity market was still down substantially from the highs of 2015. Concerns of a slowing global economy, very low oil prices, and negative interest rates overseas continue to impact the domestic economy and predictions of recovery. This has caused volatility in the U.S. stock market, which in turn results in consumers desiring to stay conservative in their investment approach. Should this environment continue into 2016 it would be expected to slow the rate of decline in time deposits.

As of December 31, 2015, time deposits over $100,000 made up 32.3% of the total time deposits. This compares to 33.8% on December 31, 2014. The total dollar amount of time deposits over $100,000 declined $9.5 million, or 14.0%, from December 31, 2014 to December 31, 2015. Since time deposits over $100,000 are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease. The following table provides the total amount of time deposits of $100,000 or more for the past three years by maturity distribution.

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

(DOLLARS IN THOUSANDS)

	December 31,
	2015	2014	2013
	$	$	$

Three months or less	13,336	20,165	10,608
Over three months through six months	8,896	4,439	10,450
Over six months through twelve months	9,691	12,812	15,712
Over twelve months	26,611	30,667	37,885
Total	58,534	68,083	74,655

ENB FINANCIAL CORP
Management’s Discussion and Analysis

In order to meet future funding obligations, it is necessary to review the timing of maturity for large depositors, like the time deposits of $100,000 or more. The Corporation monitors all large depositors to ensure that there is a steady flow of maturities. As of December 31, 2015, the Corporation had a typical laddering of large time deposits. For more information on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk. Additionally, for more information on the maturity of time deposits, see Note F to the Consolidated Financial Statements.

Borrowings

Total borrowings were $68.3 million as of December 31, 2015, and $62.3 million as of December 31, 2014. The Corporation had $8.7 million in short-term funds as of December 31, 2015, with no short term funds being borrowed on December 31, 2014. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.

Long-term borrowings decreased to $59.6 million as of December 31, 2015, from $62.3 million as of December 31, 2014. The Corporation uses two main sources for long-term borrowings: Federal Home Loan Bank (FHLB) advances and repurchase agreements through brokers or correspondent banks. Both of these types of borrowings are used as a secondary source of funding and to mitigate interest rate risk. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits as part of an asset liability strategy to obtain the most effective long term funding sources.

Total long-term FHLB borrowings were $59.6 million as of December 31, 2015, compared to $52.3 million as of December 31, 2014. The increase in FHLB borrowing balances during the year related to the Corporation’s 2015 strategy of paying off the remaining repurchase agreements and refinancing with FHLB borrowings to lock in lower cost funding for a longer period of time. As of December 31, 2015 all the borrowings of FHLB were fixed-rate loans. The Corporation had in the past used several convertible select loans that gave initial advantageous pricing compared to fixed-rate loans; however, they generally had additional risk due to a call feature being included on the loan. The call feature may be based on a time requirement or a specific rate requirement. The last convertible select loan was paid off in 2015 but as of December 31, 2014, the Corporation held $2.5 million of convertible select loans.

As of December 31, 2014, the Corporation held $10.0 million of repurchase agreements. These agreements matured in 2015 and were replaced with FHLB borrowings so there were no outstanding repurchase agreements as of December 31, 2015.

To limit the Corporation’s exposure and reliance on a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of the Corporation’s total assets. As of December 31, 2015, the Corporation was well within this policy guideline at 7.5% of asset size with $68.3 million of total FHLB borrowings; $8.7 million in short-term funding, and $59.6 million in long-term funding. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of December 31, 2015, total borrowings from all sources amounted to 71.8% of the Corporation’s capital, well under the policy guideline. The Corporation has maintained FHLB borrowings and total borrowings within these guidelines throughout the year.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is $304.7 million as of December 31, 2015. The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels. The Corporation maintains capital ratios well above those minimum levels and higher than the peer group average. The risk-weighted capital ratios are calculated by dividing capital by risk-weighted assets. Regulatory guidelines determine risk-weighted assets by assigning assets to a pre-defined risk-weighted category. The calculation of Tier I Capital to Risk-Weighted Assets includes a reduction to capital for the allowance for loan losses, thereby making this ratio lower than the Total Capital to Risk-Weighted Assets ratio. The new Common Equity Tier I Capital Ratio could include an adjustment to Tier I Capital for deferred tax items, but there was no adjustment for the Corporation as of December 31, 2015, so Common Equity Tier I Capital was the same as Tier I Capital. See Notes I and M to the Consolidated Financial Statements for additional information on capital transactions.

The following table reflects the Corporation’s capital ratios compared to regulatory capital requirements for prompt corrective action.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS	Capital Ratios			Regulatory Requirements
	As of	As of	As of
	Dec. 31,	Dec. 31,	Dec. 31,	Adequately	Well
	2015	2014	2013	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets	15.9%	17.3%	17.9%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	14.8%	16.1%	16.6%	6.0%	8.0%
Common Equity Tier I Capital to Risk-Weighted Assets	14.8%	N/A	N/A	4.5%	6.5%
Tier I Capital to Average Assets	10.8%	10.7%	10.8%	4.0%	5.0%

The high level of capital maintained by the Corporation provides a greater degree of financial security and acts as a non-interest bearing source of funds. Conversely, a high level of capital, also referred to as equity, makes it more difficult for the Corporation to improve return on average equity, which is a benchmark of shareholder return. The Corporation’s capital is affected by earnings, the payment of dividends, changes in accumulated other comprehensive income or loss, and equity transactions.

Total dividends paid to shareholders during 2015, were $3,081,000, or $1.08 per share, compared to $3,057,000, or $1.07 per share paid to shareholders during 2014. The Corporation uses current earnings and available retained earnings to pay dividends. The Corporation’s current capital plan calls for management to maintain Tier I Capital to Average Assets between 10.0% and 12.0%. Management also desires a dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, management’s goal is to maintain a payout ratio of 35% or above. For 2015, the dividend payout ratio was 44.6%. Management anticipates that the payout ratio for 2016 will be slightly lower than the 2015 ratio.

The amount of unrealized gain or loss on the Corporation’s securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the Corporation’s balance sheet. The change in unrealized holding gain or loss that occurred during 2015 is shown on the Corporation’s Consolidated Statements of Comprehensive Income, along with a reclassification adjustment for gains included in the current year’s income. The Corporation’s Consolidated Statements of Comprehensive Income shows the impact of changes in unrealized gains and losses during the year on the Corporation’s net income to arrive at net comprehensive income or loss.

In terms of the Corporation’s balance sheets, an unrealized gain increases capital while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated at the end of each period, the current unrealized gain or loss of the securities portfolio would directly impact the Corporation’s capital. As of December 31, 2015, the Corporation showed unrealized losses, net of tax, of $252,000, compared to unrealized gains of $1,002,000 as of December 31, 2014. The changes in unrealized gains or losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

On July 1, 2008, ENB Financial Corp was formed. The retirement of all treasury shares was required as part of the formation of ENB Financial Corp. As a result, management needed treasury shares to be utilized for the existing Employee Stock Purchase Plan and Dividend Reinvestment Plan. Therefore, on August 14, 2008, the Board authorized a stock buyback plan for the purchase of up to 140,000 shares of common stock for corporate purposes. A total of 133,290 shares were purchased under this plan before it was superseded by a new plan. On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of another new plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Since formation of this new plan, 12,135 shares of treasury stock have been repurchased. Under both plans, a total of 145,425 shares of treasury stock have been repurchased and 125,392 reissued, with 20,033 treasury shares existing on December 31, 2015. In 2015, the net capital impact of shares being purchased and reissued was not significant with 22,935 shares being purchased and 15,623 shares reissued. A very similar level of stock purchase and reissue activity is expected in 2016 as management desires to purchase a sufficient amount of shares to cover the needs of the existing stock purchase plans and maintain a minimum level of treasury shares.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business. The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2015, and shows the future periods in which settlement of the obligations is expected. The contractual obligation numbers below do not include

ENB FINANCIAL CORP
Management’s Discussion and Analysis

accrued interest. Refer to the Notes to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)

	Less than	1-3	4-5	More than
	1 year	years	years	5 years	Total
	$	$	$	$	$

Time deposits (Note F)	95,182	47,921	38,001	—	181,104
Borrowings (Notes G and H)	24,236	26,650	17,444	—	68,330
Operating Lease	117,975	242,179	53,842	—	413,996

Total contractual obligations	237,393	316,750	109,287	—	663,430

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the liquidity section to follow, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of December 31, 2015. For further details regarding off-balance sheet arrangements, refer to Note O to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

December 31,
2015
$
Commitments to extend credit:
Revolving home equity loans	45,897
Construction loans	26,339
Real estate loans	43,709
Business loans	84,847
Consumer loans	1,315
Other	3,559
Standby letters of credit	11,682

Total	217,348

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

The Board of Directors has established an Asset Liability Management Committee (ALCO) to measure, monitor, and manage these four primary market risks. The Asset Liability Policy has instituted guidelines for all of these primary risks, as well as other financial performance measurements with target ranges. The Asset Liability goals and guidelines are consistent with the Corporation’s Strategic Plan goals.

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

It is unlikely that maturing assets would equal maturing liabilities because, on the balance sheet, assets do not equal liabilities. For purposes of this analysis, $832.5 million of assets mature in all time frames while $809.3 million of liabilities mature in all time frames, resulting in a 102.9% cumulative maturity gap. So, while a cumulative maturity gap of 100% would indicate that the same amount of assets and liabilities are maturing within the specified period, this is rather unlikely to occur within any time frame, or on a cumulative basis.

Gap ratios have been fairly stable for the Corporation throughout 2015. The Corporation’s assets are moderately long, but the length of the securities portfolio and the loan portfolio is offset by holding higher levels of cash and cash equivalents. The length of the Corporation’s core deposit liabilities closely resembles the length of the Corporation’s loans and securities. Beyond the non-maturity deposits, management is able to utilize the length of

ENB FINANCIAL CORP
Management’s Discussion and Analysis

wholesale funding instruments to offset the declining length of the CD portfolio as customers invest in shorter terms in anticipation of higher interest rates.

Carrying higher levels of cash and cash equivalents has been an instrumental part of managements’ plan to maintain balanced gap ratios and act as an immediate hedge against liquidity risk and interest rate risk. The strategy of maintaining higher cash levels to improve gap ratios is expected to continue until the securities portfolio is materially shorter in duration.

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2015, along with the cumulative maturity gap guidelines monitored by management. For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

MATURITY GAP ANALYSIS

(DOLLARS IN THOUSANDS)

		More than	More than	More than
	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$
Assets maturing	105,542	63,831	208,650	174,362	280,157
Liabilities maturing	104,611	59,991	150,522	119,051	375,099
Maturity gap	931	3,840	58,128	55,311	(94,942)
Cumulative maturity gap	931	4,771	62,899	118,210	23,268

Maturity gap %	100.9%	106.4%	138.6%	146.5%	74.7%

Cumulative maturity gap %	100.9%	102.9%	120.0%	127.2%	102.9%

Cumulative maturity gap % guideline	45% to 155%	60% to 140%	75% to 125%	85% to 115%

As of December 31, 2015, all but one cumulative maturity gap was within Corporate Policy guidelines and were generally slightly higher than the prior year’s levels. During 2015, U.S. Treasury rates decreased, which increased prepayment speeds on the Corporation’s MBS and CMO securities. This increased cash flows and shortened the Corporation’s assets. The five-year cumulative gap ratio was 127.2% as of December 31, 2015, compared to an upper guideline of 115% indicating more assets maturing in the 3-5 year time frame than is typical. Given the likelihood of higher rates in the future, this higher gap ratio is not of concern, but management will continue to monitor all gap ratios to ensure proper positioning for future interest rate cycles.

Given the possibility that short term interest rates will increase further in 2016, management’s current position is to maintain the cumulative maturity gap percentages within guidelines and possibly work to increase them slightly throughout 2016 in preparation for the opportunity to invest excess cash in higher-yielding assets throughout the year. However, if interest rates do not rise, maintaining higher gap ratios would result in more assets maturing and repricing to rates lower than the average portfolio rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which impacts the Corporation’s interest income and margin. The risk of liabilities repricing at higher interest rates is very low in the present environment as most maturing deposits are repricing to similar or lower interest rates. Some shorter term time deposits are actually repricing to higher rates, however this impact is generally offset by longer four and five-year time deposits still repricing down in rate. Therefore, higher levels of liabilities repricing currently is fairly neutral to the Corporation. However, if deposit rates are increased as market rates increase throughout 2016, the risk of liabilities repricing to higher rates will also increase. The amount of liabilities repricing to lower interest rates is already a small minority of the Corporation’s interest bearing liabilities. Only the Corporation’s longer time deposits and borrowings continue to mature at rates that are higher than existing offering rates.

Given the alternative investment options available currently, management also does not perceive significant risk that deposits maturing in the shorter time frames will leave the Corporation. It is likely that, should market interest rates rise in 2016, customer behavior patterns will change and deposits will be more rate sensitive with a greater portion potentially leaving the Corporation. These maturity gaps are closely monitored along with additional liquidity measurements discussed below. Management will work to maintain these ratios within policy guidelines throughout 2016 in order to position for the increased likelihood of rising interest rates in future time periods.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

As of December 31, 2015, the Corporation was within guidelines for all of the above measurements except the securities portfolio liquidity as a percentage of assets. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 5% and 10% of total assets. As of December 31, 2015, these cash flows represented 3.5% of total assets, which is under the lower guideline. However, when factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 6.6% of total assets. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management had been carrying an average of approximately $30 million to $35 million of cash and cash equivalents on a daily basis throughout most of 2015. Management anticipates carrying this higher level of cash again throughout most of 2016. These measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of December 31, 2015, and December 31, 2014. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. Management does run expected growth scenarios through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

CHANGES IN NET INTEREST INCOME

	2015	2014	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	13.9	13.5	(20.0)
300 basis point rise	9.1	9.0	(15.0)
200 basis point rise	4.7	4.8	(10.0)
100 basis point rise	1.6	1.7	(5.0)
Base rate scenario	—	—	—
50 basis point decline	(1.9)	(1.8)	(2.5)
100 basis point decline	(4.6)	(4.5)	(5.0)

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

In all rates-up scenarios, modeled net interest income increases, but it does not increase as significantly until rates have increased at least 200 basis points. All rates-up scenarios show comparable benefit compared to the results as of December 31, 2014. When rates do go up, assets will reprice by the full amount of the rate movement and liabilities will lag and reprice by a much smaller amount, a proportion of the asset increases. But that proportion is expected to be slightly higher than in past rate cycles. The analysis shows that the Corporation should benefit when rates rise by achieving a larger increase in income associated with repricing assets than increased expense paid on repricing liabilities.

Additionally, the analysis shows that the Corporation’s net interest income would decrease if rates did decline. This results from several types of deposit products’ current offering rates being near the floor for pricing. For instance, savings accounts had an interest rate of 0.05% as of December 31, 2015. Management is only able to reduce the rate to zero; therefore, any reduction in the savings rate only benefits earnings to the magnitude of a 5-basis point rate decline. Meanwhile, if the Federal Reserve did decrease the overnight rate by 25 basis points, most of the Corporation’s commercial Prime-based loans would decrease by the full 25 basis points, causing a net reduction to net interest income. It is likely that, given any downward rate movement, management would act to help minimize the reduction in loan rates to limit the reduction in net interest income. Management could hold off on reducing fixed rates on loans but would need to allow Prime-based loans to price off their contract terms. In this manner, management influences customer behavior and encourages more variable rate loans which would minimize the negative impact of future rate increases to the Corporation.

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

The table below indicates the changes in the Corporation’s NPV as of December 31, 2015 and December 31, 2014. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the net portfolio value and net interest income in the event of the interest rate changes described below.

As of December 31, 2015, the Corporation was within guidelines for all rates-up scenarios but was outside of guidelines for the rates-down 100 basis points scenario with the rates-up exposures showing less volatility than the December 31, 2014 measurements. The fair value shows the most change over the prior year partially due to the composition of the balance sheet. The impact of higher rates on both loans and securities was down slightly from December 31, 2014, due to more variable rate loans and shorter duration on securities while deposits modeled more favorable to higher rates, showing more of a decline. On the liability side of the Corporation’s balance sheet, the value of non-interest bearing deposit accounts has always been highly favorable in a rising rate environment as these

ENB FINANCIAL CORP
Management’s Discussion and Analysis

balances are more valuable to the Corporation, representing a decrease in liabilities as interest rates rise. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease causing the net present value or fair value of the Corporation’s balance sheet to increase. The large growth in deposits in the fourth quarter of 2015 aided fair value. The impact of changes to both sides of the balance sheet was a lower fair value exposure.

CHANGES IN NET PORTFOLIO VALUE

	2015	2014	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	(7.9)	(10.5)	(30.0)
300 basis point rise	(3.2)	(4.5)	(22.5)
200 basis point rise	0.7	(0.3)	(15.0)
100 basis point rise	3.1	3.2	(7.5)
Base rate scenario	—	—	—
50 basis point decline	(6.7)	(10.1)	(7.5)
100 basis point decline	(16.2)	(16.6)	(15.0)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities.  Base rate is the Prime rate.

The results as of December 31, 2015, indicate that the Corporation’s net portfolio value would experience a slight valuation gain of 3.1% in the rates-up 100 basis point scenario, 0.7% in the rates-up 200 basis point scenario, and losses of 3.2% and 7.9% in the rates-up 300, and 400 basis point scenarios, respectively. Management’s maximum permitted declines in net portfolio value by policy are -7.5% for rates-up 100 basis points, graduating up to -30% for rates-up 400 basis points. A valuation loss indicates that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The valuation losses represented in the higher rates-up scenarios are indicative of the Corporation’s longer-term assets like residential mortgages and municipal securities showing declines in value as interest rates increase further. However, the value of the cash held by the Corporation and the non-interest bearing deposits helps to offset this negative exposure to a large degree. As the composition of the balance sheet changes throughout 2016, it is likely that the fair value analysis will show slightly more exposure than it is showing as of December 31, 2015. With potentially higher Treasury rates and a different mix of deposits or loans, fair value could experience more volatility. Based on past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, when short term interest rates do increase. The Corporation’s core deposits have been stable through a number of rate cycles. Although the analysis shows a decline in fair value in the rates-down 100 basis point scenario that is outside of policy guidelines, there is very little chance that rates could go down materially and management is not overly concerned about these variances.

ENB FINANCIAL CORP

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

ENB FINANCIAL CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ENB Financial Corp

We have audited the accompanying consolidated balance sheets of ENB Financial Corp and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of ENB Financial Corp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENB Financial Corp and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

Wexford, Pennsylvania

March 28, 2016

S.R. Snodgrass, P.C. *2100 Corporate Drive, Suite 400 * Wexford, Pennsylvania 15090-8399 * Phone: (724) 934-0344 * Facsimile: (724) 934-0345

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2015	2014
	$	$
ASSETS
Cash and due from banks	15,426	16,727
Interest-bearing deposits in other banks	28,801	26,685

Total cash and cash equivalents	44,227	43,412

Securities available for sale (at fair value)	289,423	295,822

Loans held for sale	1,126	506

Loans (net of unearned income)	520,283	471,168

Less: Allowance for loan losses	7,078	7,141

Net loans	513,205	464,027

Premises and equipment	21,696	22,447
Regulatory stock	4,314	3,227
Bank owned life insurance	23,869	20,603
Other assets	7,741	7,164

Total assets	905,601	857,208

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	236,214	210,444
Interest-bearing	503,848	489,207

Total deposits	740,062	699,651

Short-term borrowings	8,736	—
Long-term debt	59,594	62,300
Other liabilities	2,107	2,490

Total liabilities	810,499	764,441

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,849,524
(Issued 2,869,557 and Outstanding 2,856,836 as of 12/31/14)	574	574
Capital surplus	4,395	4,375
Retained earnings	91,029	87,200
Accumulated other comprehensive income (loss) net of tax	(252)	1,002
Less: Treasury stock cost on 20,033 shares
(12,721 shares as of 12/31/14)	(644)	(384)

Total stockholders' equity	95,102	92,767

Total liabilities and stockholders' equity	905,601	857,208

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2015	2014	2013
	$	$	$
Interest and dividend income:
Interest and fees on loans	20,205	19,368	19,044
Interest on securities available for sale
Taxable	2,969	4,172	3,972
Tax-exempt	3,234	3,289	3,676
Interest on deposits at other banks	75	63	73
Dividend income	359	245	141

Total interest and dividend income	26,842	27,137	26,906

Interest expense:
Interest on deposits	2,484	3,090	3,489
Interest on borrowings	1,260	1,586	1,893

Total interest expense	3,744	4,676	5,382

Net interest income	23,098	22,461	21,524

Provision (credit) for loan losses	150	(50)	(225)

Net interest income after provision (credit) for loan losses	22,948	22,511	21,749

Other income:
Trust and investment services income	1,286	1,302	1,242
Service fees	2,019	1,770	1,751
Commissions	2,033	1,956	1,965
Gains on securities transactions, net	2,840	3,131	3,388
Impairment losses on securities:
Impairment gains on investment securities	—	15	148
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	—	(37)	(319)
Net impairment losses on investment securities	—	(22)	(171)
Gains on sale of mortgages	806	414	241
Earnings on bank-owned life insurance	726	640	637
Other income	345	357	344

Total other income	10,055	9,548	9,397

Operating expenses:
Salaries and employee benefits	14,796	13,943	12,913
Occupancy	2,092	1,958	1,745
Equipment	1,126	1,102	967
Advertising & marketing	552	474	486
Computer software & data processing	1,594	1,624	1,582
Shares tax	781	714	863
Professional services	1,443	1,395	1,240
Other expense	2,351	2,211	2,139

Total operating expenses	24,735	23,421	21,935

Income before income taxes	8,268	8,638	9,211

Provision for federal income taxes	1,358	1,546	1,501

Net income	6,910	7,092	7,710

Earnings per share of common stock	2.42	2.48	2.70

Cash dividends paid per share	1.08	1.07	1.04

Weighted average shares outstanding	2,853,310	2,855,974	2,851,991

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2015	2014	2013
	$	$	$

Net income	6,910	7,092	7,710

Other comprehensive income (loss), net of tax:
Net change in unrealized gains:

Other-than-temporarily impaired securities available for sale:

Gains arising during the period	—	15	148
Income tax effect	—	(5)	(50)
	—	10	98

Losses recognized in earnings	—	22	171
Income tax effect	—	(7)	(58)
	—	15	113
Unrealized holding gains on other-than-temporarily impaired
securities available for sale, net of tax	—	25	211

Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	941	10,581	(12,997)
Income tax effect	(320)	(3,598)	4,419
	621	6,983	(8,578)

Gains recognized in earnings	(2,840)	(3,131)	(3,388)
Income tax effect	965	1,065	1,152
	(1,875)	(2,066)	(2,236)
Unrealized holding gains (losses) on securities available for sale not
other-than-temporarily impaired, net of tax	(1,254)	4,917	(10,814)

Other comprehensive income (loss), net of tax	(1,254)	4,942	(10,603)

Comprehensive Income (Loss)	5,656	12,034	(2,893)

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, January 1, 2013	574	4,320	78,421	6,663	(463)	89,515

Net income	—	—	7,710	—	—	7,710
	—	—			—
Other comprehensive loss, net of tax	—	—	—	(10,603)	—	(10,603)
			—
Treasury stock purchased - 12,200 shares	—	—	—	—	(357)	(357)

Treasury stock issued - 16,274 shares	—	33	—	—	444	477

Cash dividends paid, $1.04 per share	—	—	(2,966)	—	—	(2,966)

Balances, December 31, 2013	574	4,353	83,165	(3,940)	(376)	83,776

Net income	—	—	7,092	—	—	7,092
	—	—			—
Other comprehensive income, net of tax	—	—	—	4,942	—	4,942
			—
Treasury stock purchased - 15,650 shares	—	—	—	—	(485)	(485)

Treasury stock issued - 16,460 shares	—	22	—	—	477	499

Cash dividends paid, $1.07 per share	—	—	(3,057)	—	—	(3,057)

Balances, December 31, 2014	574	4,375	87,200	1,002	(384)	92,767

Net income	—	—	6,910	—	—	6,910
	—	—			—
Other comprehensive loss net of tax	—	—	—	(1,254)	—	(1,254)
			—
Treasury stock purchased - 22,935 shares	—	—	—	—	(752)	(752)

Treasury stock issued - 15,623 shares	—	20	—	—	492	512

Cash dividends paid, $1.08 per share	—	—	(3,081)	—	—	(3,081)

Balances, December 31, 2015	574	4,395	91,029	(252)	(644)	95,102

See Notes to Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2015	2014	2013
	$	$	$
Cash flows from operating activities:
Net income	6,910	7,092	7,710
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	6,268	5,158	4,025
(Decrease) increase in interest receivable	106	(101)	(121)
Decrease in interest payable	(130)	(113)	(94)
Provision (credit) for loan losses	150	(50)	(225)
Gains on securities transactions, net	(2,840)	(3,131)	(3,388)
Impairment losses on securities	—	22	171
Gains on sale of mortgages	(806)	(414)	(241)
Loans originated for sale	(25,863)	(13,445)	(11,373)
Proceeds from sales of loans	26,049	13,412	12,323
Earnings on bank-owned life insurance	(726)	(640)	(637)
Loss on sale of other real estate owned	30	70	15
Depreciation of premises and equipment and amortization of software	1,548	1,453	1,329
Deferred income tax	275	531	(174)
Decrease in prepaid federal deposit insurance	—	—	936
Other assets and other liabilities, net	(563)	(705)	404
Net cash provided by operating activities	10,408	9,139	10,660

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	45,941	35,390	47,527
Proceeds from sales	154,384	155,363	116,347
Purchases	(199,023)	(180,668)	(175,355)
Proceeds from sale of other real estate owned	176	74	252
Purchase of regulatory bank stock	(1,511)	(1,016)	(475)
Redemptions of regulatory bank stock	424	1,449	963
Purchase of bank-owned life insurance	(2,540)	(52)	(58)
Net increase in loans	(49,695)	(33,290)	(24,057)
Purchases of premises and equipment, net	(689)	(791)	(3,355)
Purchase of computer software	(180)	(145)	(51)
Net cash used for investing activities	(52,713)	(23,686)	(38,262)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	60,876	58,600	32,723
Net decrease in time deposits	(20,465)	(15,575)	(9,258)
Net increase (decrease) in short-term borrowings	8,736	(3,900)	3,900
Proceeds from long-term debt	12,794	13,800	5,000
Repayments of long-term debt	(15,500)	(16,500)	(13,000)
Dividends paid	(3,081)	(3,057)	(2,966)
Treasury stock sold	512	499	477
Treasury stock purchased	(752)	(485)	(357)
Net cash provided by financing activities	43,120	33,382	16,519
Increase (decrease) in cash and cash equivalents	815	18,835	(11,083)
Cash and cash equivalents at beginning of period	43,412	24,577	35,660
Cash and cash equivalents at end of period	44,227	43,412	24,577

Supplemental disclosures of cash flow information:
Interest paid	3,874	4,789	5,476
Income taxes paid	1,067	750	1,200

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned from loans	137	173	39
Fair value adjustments for securities available for sale	(1,899)	7,487	16,064

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

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

Basis of Presentation

The consolidated financial statements of ENB Financial Corp and its subsidiary, Ephrata National Bank, (collectively “the Corporation”) conform to U.S. generally accepted accounting principles (GAAP). The preparation of these statements requires that management make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates of the Corporation, including the allowance for loan losses, the fair market value of financial instruments, and deferred tax assets or liabilities, are evaluated regularly by management. Actual results could differ from the reported estimates given different conditions or assumptions.

The accounting and reporting policies followed by the Corporation conform with U.S. GAAP and to general practices within the banking industry. All significant intercompany transactions have been eliminated in consolidation. The following is a summary of the more significant policies.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents are identified as cash and due from banks and include cash on hand, collection items, amounts due from banks, and interest bearing deposits in other banks with maturities of less than 90 days.

Securities Available for Sale

The Corporation classifies its entire portfolio of debt and equity securities as available for sale securities, which the Corporation reports at fair value. Any unrealized valuation gains or losses in the portfolio are reported as a separate component of stockholders' equity, net of deferred income taxes. The constant yield method is used for the amortization of premiums and the accretion of discounts for all of the Corporation’s securities with the exception of collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS). The constant yield method maintains a stable yield on the instrument through its maturity. For CMOs and MBS, a two-step/proration method is used for amortization and accretion. The first step is a proration based on the current pay down. This component ensures that the book price stays level with par. The second step amortizes or accretes the remaining premium or discount to the calculated final amortization or accretion date based on the current three-month constant prepayment rates. Net gains or losses realized on sales or calls of securities are reported as gains or losses on security transactions during the year of sale, using the specific identification method.

Other Than Temporary Impairment (“OTTI”)

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

Loans Held for Investment

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

Loans Held for Sale

Loans originated and intended for sale on the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. In general, fixed-rate residential mortgage loans originated by the Corporation and held for sale are carried in the aggregate at the lower of cost or market. The Corporation originates loans for immediate sale with servicing retained and servicing released to several investors. However, the vast majority of the sold mortgages are sold to the Federal Home Loan Bank of Pittsburgh (FHLB) and Fannie Mae, with servicing retained.  As a result, the Corporation has a growing portfolio of mortgages that are serviced on behalf of FHLB and Fannie Mae.  In addition, the Corporation originates FHA, VA, and USDA mortgages which are originated for immediate sale to various investors on a service-released basis.

Allowance for Loan Losses

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

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

Management currently utilizes nine qualitative factors that are adjusted based on changes in the lending environment and economic conditions. The qualitative factors include the following:

•	levels of and trends in delinquencies, non-accruals, and charge-offs,
•	trends in the nature and volume of the loan portfolio,
•	changes in lending policies and procedures,
•	experience, ability, and depth of lending personnel and management oversight,
•	national and local economic trends,
•	concentrations of credit,
•	external factors such as competition, legal, and regulatory requirements,
•	changes in the quality of loan review and Board oversight,
•	changes in the value of underlying collateral.

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

Impaired and Non-Accrual Loans

The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap. Generally, a non-accrual loan will always be considered impaired due to payment delinquency or uncertain collection, but there are cases where an impaired loan is not considered non-accrual. The primary

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

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

Allowance for Off-Balance Sheet Extensions of Credit

The Corporation maintains an allowance for off-balance sheet extensions of credit, which would include any unadvanced amount on lines of credit and any letters of credit provided to borrowers. The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets. The liability was $455,000 as of December 31, 2015, and $310,000 as of December 31, 2014. As the unadvanced portion of lines of credit increases, this provision will also increase. This occurred in the second half of 2015, which in turn increased the allowance for off-balance sheet extensions of credit.

Management follows the same methodology as the allowance for loan losses when calculating the allowance for off-balance sheet extensions of credit, with the exception of multiplying the unadvanced total by a high/low balance variance to arrive at the expected unadvanced portion that could be drawn upon at any time, or the amount at risk. The unadvanced amounts for each loan segment are broken down by credit classification. A historical loss ratio and qualitative factor are calculated for each credit classification by loan type. The historical loss ratio and qualitative factor are combined to produce an adjusted loss ratio, which is multiplied by the amount at risk for each credit classification within each loan segment to arrive at an allocation. The allocations are summed to arrive at the total allowance for off-balance sheet extensions of credit.

Other Real Estate Owned (OREO)

OREO represents properties acquired through customer loan defaults. These properties are recorded at the lower of cost or fair value less projected disposal costs at acquisition date. Fair value is determined by current appraisals. Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets. The Corporation had no OREO as of December 31, 2015, and $69,000 of OREO as of December 31, 2014.

Mortgage Servicing Rights (MSRs)

The Corporation has agreements for the express purpose of selling residential mortgage loans on the secondary market, referred to as mortgage servicing rights. The Corporation maintains all servicing rights for loans currently sold through FHLB and Fannie Mae. The Corporation had $240,000 of MSRs as of December 31, 2015, compared to $96,000 as of December 31, 2014. Management expects MSRs to continue to grow as a result of the recently expanded mortgage program. The value of newly originated MSRs is determined by estimating the life of the mortgage and how long the Corportation will have access to the servicing income stream to determine the relative fair value. The Corportation utilizes a third party that calculated the MSR valuation on a quarterly basis. A longer estimated life would increase the MSR while a shorter estimated life would decrease the value of the asset. Management records the MSR value based on this reporting. Ultimately the value of the MSRs would be at what level a willing buyer and seller would exchange the MSRs. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio. Impairment is evaluated based on the fair value of the rights, portfolio interest rates, and prepayment characteristics. MSRs are a component of other assets on the Consolidated Balance Sheets.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation. Book depreciation is computed using straight-line methods over the estimated useful lives of generally fifteen to thirty-nine years for buildings and improvements and four to ten years for furniture and equipment. Maintenance and repairs of property and equipment are charged to operational expense as incurred, while major improvements are capitalized. Net gains or losses upon disposition are included in other income or operational expense, as applicable.

Transfer of Assets

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

Bank-Owned Life Insurance (BOLI)

BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $23,869,000 and $20,603,000 as of December 31, 2015, and 2014, respectively. Outside of normal appreciation of the cash surrender value, the Corporation made an additional $2.5 million BOLI investment on May 22, 2015, which contributed to the $3,266,000, or 15.9% increase.

Advertising Costs

The Corporation expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2015, 2014, and 2013, were $552,000, $474,000, and $486,000, respectively.

Income Taxes

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

Earnings per Share

The Corporation currently maintains a simple capital structure with no stock option plans that would have a dilutive effect on earnings per share. Earnings per share are calculated by dividing net income by the weighted-average number of shares outstanding for the periods.

Comprehensive Income (Loss)

The Corporation is required to present comprehensive income (loss) in a full set of general-purpose consolidated financial statements for all periods presented. Other comprehensive income (loss) consists of unrealized holding gains and losses on the available for sale securities portfolio.

Segment Disclosure

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

Pension Plans

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

Trust Assets and Income

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

Reclassification of Comparative Amounts

Certain comparative amounts for the prior year have been reclassified to conform to current-year classifications. Such reclassifications had no effect on net income or stockholders’ equity.

Recently Issued Accounting Standards

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Corporation is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognizes adjustments to provisional amounts that are identified during the

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

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

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This Update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contract with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Corporation is evaluating the effect of adopting this new accounting Update.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

In May 2015, the FASB issued ASU 2015-08, Business Combinations – Pushdown Accounting – Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This Update was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services – Insurance (Topic 944): Disclosure About Short-Duration Contracts. The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services – Insurance. The amendments require insurance entities to disclose for annual reporting periods certain information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses, described in Topic 944. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation – Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

periods beginning after December 15, 2016. Early adoption is permitted for all entities. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. Topic 260, Earnings Per Share, contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two-Class Method Under FASB Statement No. 128 to Master Limited Partnerships. Under Topic 260, master limited partnerships apply the two-class method of calculating earnings per unit because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash in accordance with the contractual rights contained in the partnership agreement. The amendments in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method are also required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This Update clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Corporation’s financial statements.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

NOTE B - SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

The amortized cost and fair value of securities held at December 31, 2015, and 2014, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$

December 31, 2015
U.S. government agencies	29,829	3	(141)	29,691
U.S. agency mortgage-backed securities	42,288	39	(347)	41,980
U.S. agency collateralized mortgage obligations	48,140	125	(934)	47,331
Corporate bonds	63,825	29	(549)	63,305
Obligations of states and political subdivisions	100,208	1,780	(405)	101,583
Total debt securities	284,290	1,976	(2,376)	283,890
Marketable equity securities	5,515	23	(5)	5,533
Total securities available for sale	289,805	1,999	(2,381)	289,423

December 31, 2014
U.S. government agencies	46,577	110	(528)	46,159
U.S. agency mortgage-backed securities	37,946	138	(134)	37,950
U.S. agency collateralized mortgage obligations	48,690	55	(679)	48,066
Corporate bonds	65,274	145	(311)	65,108
Obligations of states and political subdivisions	90,628	2,961	(258)	93,331
Total debt securities	289,115	3,409	(1,910)	290,614
Marketable equity securities	5,189	19	—	5,208
Total securities available for sale	294,304	3,428	(1,910)	295,822

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities available for sale at December 31, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	18,827	18,650
Due after one year through five years	110,893	109,881
Due after five years through ten years	58,426	58,416
Due after ten years	96,144	96,943
Total debt securities	284,290	283,890

Securities available for sale with a par value of $60,295,000 and $75,013,000 at December 31, 2015 and 2014, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair market value of these pledged securities was $65,137,000 at December 31, 2015, and $78,269,000 at December 31, 2014.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Securities Available for Sale
	2015	2014	2013
	$	$	$

Proceeds from sales	154,384	155,363	116,347
Gross realized gains	2,934	3,815	4,209
Gross realized losses	94	684	821

SUMMARY OF GAINS AND LOSSES ON SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	2015	2014	2013
	$	$	$
Gross realized gains	2,934	3,815	4,209

Gross realized losses	94	684	821
Impairment on securities	—	22	171
Total gross realized losses	94	706	992

Net gains on securities	2,840	3,109	3,217

The bottom portion of the above table shows the net gains on security transactions, including any impairment taken on securities held by the Corporation. The net gain or loss from security transactions is also reflected on the Corporation’s Consolidated Statements of Income and Consolidated Statements of Cash Flows.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

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

Information pertaining to securities with gross unrealized losses at December 31, 2015, and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2015
U.S. government agencies	24,968	(106)	1,965	(35)	26,933	(141)
U.S. agency mortgage-backed securities	24,613	(235)	4,827	(112)	29,440	(347)
U.S. agency collateralized mortgage obligations	26,563	(827)	4,652	(107)	31,215	(934)
Corporate bonds	50,530	(532)	2,002	(17)	52,532	(549)
Obligations of states & political subdivisions	21,913	(252)	7,435	(153)	29,348	(405)

Total debt securities	148,587	(1,952)	20,881	(424)	169,468	(2,376)

Marketable equity securities	142	(5)	—	—	142	(5)

Total temporarily impaired securities	148,729	(1,957)	20,881	(424)	169,610	(2,381)

As of December 31, 2014
U.S. government agencies	9,676	(30)	19,689	(498)	29,365	(528)
U.S. agency mortgage-backed securities	7,412	(18)	5,412	(116)	12,824	(134)
U.S. agency collateralized mortgage obligations	25,314	(403)	11,222	(276)	36,536	(679)
Corporate bonds	33,413	(227)	9,855	(84)	43,268	(311)
Obligations of states & political subdivisions	2,710	(29)	16,720	(229)	19,430	(258)

Total temporarily impaired securities	78,525	(707)	62,898	(1,203)	141,423	(1,910)

In the debt security portfolio, there are 116 positions carrying unrealized losses as of December 31, 2015. There were no instruments considered to be other-than-temporarily impaired at December 31, 2015.

The Corporation evaluates both equity and fixed income positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. Equity investments would be bank stocks held by the Corporation with no maturity date whereas the fixed income positions are bonds held by the Corportion with fixed maturity dates. U.S. generally accepted accounting principles provide for the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss), which is recognized in earnings, and (b) the amount of total OTTI related to all other factors, which is recognized, net of taxes, as a component of accumulated other comprehensive income (loss). This accounting treatment was only applicable to two of the Corporation’s PCMOs in the first quarter of 2014, but both of those securities were sold in the second quarter of 2014, resulting in no further impairment charges.

The prior impairment on the PCMOs was a result of a deterioration of expected cash flows on those securities due to higher projected credit losses than the amount of credit protection carried by those securities. Specifically, the foreclosure and severity rates had been running at levels where expected principal losses were in excess of the remaining credit protection on those instruments. The projected principal losses were based on prepayment speeds

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

that were equal to or slower than the actual last twelve-month prepayment speeds the particular securities had experienced. Every quarter prior to the second quarter of 2014, management evaluated third-party reporting that showed projected principal losses based on various prepayment speed and severity rate scenarios. Based on the assumption that all loans over 60 days delinquent would default and at a severity rate equal to or above that previously experienced, and based on historical and expected prepayment speeds, management determined that it was appropriate to take an additional $22,000 of impairment on one PCMO in the first quarter of 2014. Because all of the remaining PCMOs were sold in the second quarter of 2014, no further impairment was recorded on these bonds in 2015.

The following table reflects the amortized cost, market value, and unrealized loss as of December 31, 2014, on the PCMO securities held which had impairment taken in the year. In 2014, there was one PCMO that had impairment taken during the first quarter prior to the sale of the remaining PCMO portfolio. The $22,000 was deemed to be a credit loss and was the amount that management expected the principal losses to be by the time the securities matured. Because all of the remaining PCMO securities were sold during the second quarter of 2014, there were no temporary market value losses remaining at December 31, 2014.

SECURITY IMPAIRMENT CHARGES

December 31, 2014

(DOLLARS IN THOUSANDS)

	Amortized	Market	Unrealized	Impairment
	Cost	Value	Loss	Charge
	$	$	$	$

Private collateralized mortgage obligations	—	—	—	(22)

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held:

CREDIT LOSSES ON DEBT SECURITIES
(DOLLARS IN THOUSANDS)	For the year ended December 31,
	2015	2014	2013
	$	$	$

Beginning balance	—	1,148	977
Credit losses on debt securities for which other-than-temporary
impairment has not been previously recognized	—	—	—
Additional credit losses on debt securities for which other-than-
temporary impairment was previously recognized	—	22	171
Sale of debt securities with previously recognized impairment	—	(1,170)	—

Ending balance	—	—	1,148

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the Corporation’s loan portfolio by category of loans for 2015 and 2014.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2015	2014
	$	$
Commercial real estate
Commercial mortgages	87,613	95,914
Agriculture mortgages	158,321	140,322
Construction	14,966	7,387
Total commercial real estate	260,900	243,623

Consumer real estate (a)
1-4 family residential mortgages	133,538	123,395
Home equity loans	10,288	12,563
Home equity lines of credit	37,374	27,308
Total consumer real estate	181,200	163,266

Commercial and industrial
Commercial and industrial	36,189	31,998
Tax-free loans	19,083	11,806
Agriculture loans	18,305	16,496
Total commercial and industrial	73,577	60,300

Consumer	3,892	3,517

Gross loans prior to deferred costs
and allowance for loan losses	519,569	470,706
Less:
Deferred loan costs, net	(714)	(462)
Allowance for loan losses	7,078	7,141
Total net loans	513,205	464,027

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $38,024,000 and $16,670,000 as of December 31, 2015, and 2014, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of December 31, 2015 and 2014. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
December 31, 2015	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	81,865	154,507	13,822	35,416	19,083	17,860	322,553
Special Mention	511	623	—	—	—	125	1,259
Substandard	5,237	3,191	1,144	773	—	320	10,665
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	87,613	158,321	14,966	36,189	19,083	18,305	334,477

December 31, 2014	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	82,478	135,298	5,350	31,006	11,806	16,255	282,193
Special Mention	2,649	3,237	—	29	—	29	5,944
Substandard	10,787	1,787	2,037	963	—	212	15,786
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	95,914	140,322	7,387	31,998	11,806	16,496	303,923

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. A consumer loan is considered non-performing when it is over 90 days past due. Management will generally charge off consumer loans more than 120 days past due for closed end loans and over 180 days for open-end consumer loans. The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2015 and 2014:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2015	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	133,220	10,278	37,327	3,889	184,714
Non-performing	318	10	47	3	378

Total	133,538	10,288	37,374	3,892	185,092

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of December 31, 2015 and 2014:

AGING OF LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

			Greater				Loans
December 31, 2015			than 90				Receivable >
	30-59 Days	60-89 Days	Days	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	601	—	601	87,012	87,613	—
Agriculture mortgages	—	—	—	—	158,321	158,321	—
Construction	—	—	—	—	14,966	14,966	—
Consumer real estate
1-4 family residential mortgages	1,264	123	318	1,705	131,833	133,538	318
Home equity loans	27	59	10	96	10,192	10,288	10
Home equity lines of credit	35	—	47	82	37,292	37,374	47
Commercial and industrial
Commercial and industrial	20	9	—	29	36,160	36,189	—
Tax-free loans	—	—	—	—	19,083	19,083	—
Agriculture loans	—	—	—	—	18,305	18,305	—
Consumer	17	17	3	37	3,855	3,892	3
Total	1,363	809	378	2,550	517,019	519,569	378

			Greater				Loans
December 31, 2014			than 90				Receivable >
	30-59 Days	60-89 Days	Days	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	189	266	455	95,459	95,914	—
Agriculture mortgages	—	—	—	—	140,322	140,322	—
Construction	—	—	—	—	7,387	7,387	—
Consumer real estate
1-4 family residential mortgages	665	349	372	1,386	122,009	123,395	372
Home equity loans	78	14	12	104	12,459	12,563	12
Home equity lines of credit	13	—	—	13	27,295	27,308	—
Commercial and industrial
Commercial and industrial	21	73	—	94	31,904	31,998	—
Tax-free loans	—	—	—	—	11,806	11,806	—
Agriculture loans	—	—	—	—	16,496	16,496	—
Consumer	23	1	—	24	3,493	3,517	—
Total	800	626	650	2,076	468,630	470,706	384

As of December 31, 2015, 2014, and 2013, all of the Corporation’s loans on non-accrual status were also considered impaired. Interest income on loans would have increased by approximately $23,000, $39,000, and $82,000 during 2015, 2014, and 2013, respectively, if these loans had performed in accordance with their original terms.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table presents non-accrual loans by classes of the loan portfolio as of December 31:

NON-ACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	2015	2014
	$	$

Commercial real estate
Commercial mortgages	380	894
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	—
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	—	73
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	380	967

Information with respect to impaired loans as of and for the years ended December 31 is as follows:

IMPAIRED LOANS
(DOLLARS IN THOUSANDS)
	2015	2014	2013
	$	$	$
Impaired loans
Loan balances without a related allowance for loan losses	1,705	2,209	2,693
Loan balances with a related allowance for loan losses	—	149	—
Related allowance for loan losses	—	1	—

Average recorded balance of impaired loans	1,957	2,624	2,827
Interest income recognized on impaired loans	86	110	113

During 2015, 2014, and 2013 there were no loan modifications made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2015:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	380	952	—	544	—
Agriculture mortgages	1,325	1,325	—	1,359	83
Construction	—	—	—	—	—
Total commercial real estate	1,705	2,277	—	1,903	83

Commercial and industrial
Commercial and industrial	—	49	—	54	3
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	49	—	54	3

Total with no related allowance	1,705	2,326	—	1,957	86

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	380	952	—	544	—
Agriculture mortgages	1,325	1,325	—	1,359	83
Construction	—	—	—	—	—
Total commercial real estate	1,705	2,277	—	1,903	83

Commercial and industrial
Commercial and industrial	—	49	—	54	3
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	49	—	54	3

Total	1,705	2,326	—	1,957	86

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2015:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Commercial
	Commercial	Consumer	and
	Real Estate	Real Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$

Allowance for credit losses:
Beginning balance	3,834	1,367	1,301	66	573	7,141

Charge-offs	(272)	(28)	(44)	(18)	—	(362)
Recoveries	34	—	112	3	—	149
Provision (credit)	235	64	(55)	11	(105)	150

Ending balance	3,831	1,403	1,314	62	468	7,078

Ending balance: individually
evaluated for impairment	—	—	—	—	—	—
Ending balance: collectively
evaluated for impairment	3,831	1,403	1,314	62	468	7,078

Loans receivable:
Ending balance	260,900	181,200	73,577	3,892		519,569
Ending balance: individually
evaluated for impairment	1,705	—	—	—		1,705
Ending balance: collectively
evaluated for impairment	259,195	181,200	73,577	3,892		517,864

The dollar amount of the allowance for all major loan segments did not change materially from December 31, 2014 to December 31, 2015, however the allowance as a percentage of loan balances did decline for all segments. Delinquencies, non-performing loans, and classified loans were all down from prior years’ levels so the Corporation is not carrying as large of an allowance as a percentage of total loans. The December 31, 2015 ending balance of the allowance was down $63,000, or 0.9%, from December 31, 2014.

The Corporation recorded provision expense for the commercial real estate segment to compensate for increased charge-off activity in that segment. Provision expense was also recorded for the consumer real estate and consumer segments of the portfolio, but at smaller levels primarily due to limited charge-offs and growth within those portfolios. The Corporation was able to record a credit provision for the commercial and industrial segment due to continued improvements in credit loss experience and additional recoveries received. Commercial and industrial charge-offs in 2015 were only $44,000, while recoveries totaled $112,000. This enabled management to record a $55,000 credit provision for this segment.

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

In 2014, the Corporation allocated increased provisions to the commercial real estate segment due to increased charge-off activity in that segment. The Corporation decreased the amount of the allowance for loan loss allocated to the commercial and industrial segment due to continued improvements in credit loss experience and additional recoveries received. Actual credit losses were materially below previous estimates. Commercial and industrial charge-offs in 2014 were only a third of the 2013 amount while recoveries nearly tripled. This enabled management to decrease this element of the allowance. Delinquencies and credit losses remain very low in the three categories of commercial and industrial. This segment also includes tax-free loans to municipalities and agricultural purpose loans, which account for nearly half of the total commercial and industrial loans.

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

In 2013, the Corporation decreased the amount of the allowance for loan loss allocated to the commercial and industrial segment due to actual credit loss experience being less than previously estimated. Commercial and industrial loans are generally viewed with a higher degree of credit risk than commercial real estate. However, the Corporation has experienced a very low level of commercial and industrial charge-offs. During 2013, the Corporation experienced more recoveries than charge-offs in this area. This segment includes tax-free loans to municipalities and agricultural purpose loans, which account for nearly half of the total commercial and industrial loans. Both of these areas have exhibited a lack of non-performing loans, resulting in a lower required allowance.

The commercial real estate area experienced the most growth in the portfolio in 2013 and therefore received the highest amount of provision increase. However, while commercial real estate grew at a pace more than six times the consumer real estate rate, the actual delinquency rates declined slightly throughout 2013, which moderated the amount of provision increase. Consumer real estate experienced low growth in 2013. While charge-offs did occur in this area, they were isolated and delinquencies at the end of 2013 were very similar to those at the end of 2012. Consumer loans are a very small part of the Corporation’s loan portfolio, but they experienced a relatively large charge-off amount and significantly higher delinquency rate causing a large increase in this provision.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE D – PREMISES AND EQUIPMENT

(DOLLARS IN THOUSANDS)

The major classes of the Corporation’s premises and equipment and accumulated depreciation are as follows:

	December 31,
	2015	2014
	$	$
Land	3,687	3,687
Buildings and improvements	24,699	24,619
Furniture and equipment	12,423	11,926
Construction in process	163	144
Total	40,972	40,376
Less accumulated depreciation	19,276	17,929
Premises and equipment	21,696	22,447

Depreciation expense, which is included in operating expenses, amounted to $1,440,000 for 2015, $1,356,000 for 2014, and $1,205,000 for 2013. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service. As of December 31, 2015, the construction in process consists primarily of costs associated with improvements being made to new or existing facilities expected to be completed in 2016.

NOTE E – REGULATORY STOCK

The Bank is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 0.10% of its asset value plus an additional 4% of its outstanding advances from the FHLB and mortgage partnership finance loans sold to the FHLB.  At December 31, 2015, the Bank held $4,126,000 in stock of the FHLB, and as of December 31, 2014, the Bank held $3,039,000 of FHLB stock.

The FHLB repurchases excess capital stock on a quarterly basis and pays a quarterly dividend on stock held by the Corporation. The FHLB’s quarterly dividend yield was 5.00% annualized on activity stock and 3.00% annualized on membership stock as of December 31, 2015. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. In addition to the normal quarterly dividend, the FHLB paid a special dividend in the first quarter of 2015 due to their record earnings and strong financial position as of December 31, 2014. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

The Corporation also owned $151,000 of Federal Reserve Bank stock and $37,000 of Atlantic Community Bankers’ Bank stock as of December 31, 2015 and December 31, 2014.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE F – DEPOSITS

(DOLLARS IN THOUSANDS)

Deposits by major classifications are summarized as follows:

	December 31,
	2015	2014
	$	$

Non-interest bearing demand	236,214	210,444
Interest-bearing demand	14,737	14,039
NOW accounts	77,180	72,951
Money market deposit accounts	82,507	69,442
Savings accounts	148,320	131,206
Time deposits under $250,000	165,939	179,053
Time deposits of $250,000 or more	15,165	22,516
Total deposits	740,062	699,651

At December 31, 2015, the scheduled maturities of time deposits are as follows:

2016	95,182
2017	27,927
2018	19,994
2019	18,893
2020	19,108

Total	181,104

NOTE G – SHORT TERM BORROWINGS

(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one business day from the transaction date, overnight borrowings from the Federal Reserve Discount Window, and FHLB advances with a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
	$	$	$

Total short-term borrowings outstanding at year end	8,736	—	3,900
Average interest rate at year end	0.29%	—	0.35%
Maximum outstanding at any month end	13,666	7,260	5,527
Average amount outstanding for the year	8,720	5,513	1,637
Weighted-average interest rate for the year	0.34%	0.19%	0.14%

As of December 31, 2015, the Corporation had approved unsecured Federal funds lines of $32 million. The Corporation also has the ability to borrow through the FRB Discount Window. The amount of borrowing available through the Discount Window was $30.4 million as of December 31, 2015. For further information on borrowings from the FHLB see Note H.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE H – OTHER BORROWED FUNDS

(DOLLARS IN THOUSANDS)

Maturities of other borrowings at December 31, 2015, and 2014, are summarized as follows:

	December 31,
	2015		2014
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	%	$	%

FHLB fixed rate loans
2015	—	—	3,000	2.21
2016	15,500	1.93	15,500	1.93
2017	15,000	1.26	15,000	1.26
2018	11,650	1.22	11,650	1.22
2019	6,767	1.68	4,650	1.80
2020	10,677	1.59	—	—

FHLB convertible loans
2015	—	—	2,500	4.17

Repurchase agreements
2015	—	—	10,000	4.37
Total other borrowings	59,594	1.53	62,300	2.12

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

The Corporation had an FHLB maximum borrowing capacity of $304.7 million as of December 31, 2015, with remaining borrowing capacity of $236.4 million. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated quarterly.

The terms of FHLB convertible borrowings allow the FHLB to convert the interest rate to an adjustable rate based on the three-month London Interbank Offering Rate (LIBOR). The rates on these instruments can change quarterly, once certain conditions or rate lockout periods are met. At the conversion date, the Corporation has the option of paying the borrowing off, or continuing to borrow under the new terms of the convertible borrowing. As of December 31, 2015, no convertible advances remained outstanding as the last one matured on July 27, 2015.

As of December 31, 2015, the Corporation had no securities sold under an agreement to repurchase, but as of December 31, 2014, there were two securities sold under an agreement to repurchase, for $10.0 million, and as of December 31, 2013, there were three repurchase agreements for $15.0 million. These repurchase agreements were accounted for as collateralized financing. All repurchase instruments had call features with different variable-to-fixed and fixed-to-variable rate provisions. A summary of repurchase agreements for the years ended December 31, 2015, 2014, and 2013 is as follows:

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

REPURCHASE AGREEMENTS
(DOLLARS IN THOUSANDS)

	2015	2014	2013
	$	$	$
Repurchase agreements outstanding at year end	—	10,000	15,000
Average interest rate at year end	—	4.37%	4.50%
Maximum outstanding at any month end	10,000	15,000	15,000
Average amount outstanding for the year	5,863	12,904	15,000
Weighted-average interest rate for the year	4.74%	4.52%	4.50%

The Corporation uses repurchase agreements as a secondary source of funding after customer deposits as a way to mitigate interest rate risk and extend liability length. Management views repurchase agreements as a diversification of funding outside of the FHLB. However, post the financial crisis period repurchase agreements have not been offered to the extent they were before and they also have not been as competitive compared to other long-term funding options, hence no new repurchase agreements have been entered into since 2008.

NOTE I – CAPITAL TRANSACTIONS

On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of a new plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans. The first purchase of common stock under this plan occurred on July 31, 2015. As of December 31, 2015, a total of 12,135 shares were repurchased under this plan at a weighted-average cost per share of $32.73.

Currently, the following three stock plans are in place:

•	a nondiscriminatory employee stock purchase plan (ESPP), which allows employees to purchase shares at a 10% discount from the stock’s fair market value at the end of each quarter,
•	a dividend reinvestment plan (DRP), and;
•	a directors’ stock purchase plan (DSPP).

The ESPP was started in 2001 and is the largest of the three plans. There were 7,527 shares issued through the ESPP in 2015 with 85,610 shares issued since existence. The DRP was started in 2005 and has grown to nearly as large as the ESPP with 6,371 shares issued in 2015 and 78,804 total shares issued since existence. Lastly, the DSPP was started in 2010 as an additional option for board compensation. This plan is limited to outside directors. Only 1,725 shares were issued in connection with this plan in 2015 and 13,112 since existence. In 2014, there were 7,967 shares issued through the ESPP, 6,754 shares issued through the DRP, and 1,739 shares issued through the DSPP. The plans are beneficial to the Corporation as all reissued shares increase capital and since dividends are paid out in the form of additional shares, the plans act as a source of funds.

All plans issue shares from treasury shares acquired. During 2015, 15,623 shares were reissued from treasury shares in connection with the plans. As of December 31, 2015, the Corporation held 20,033 treasury shares, at a weighted-average cost of $32.16 per share, with a cost basis of $644,000.

NOTE J – RETIREMENT PLANS

The Corporation has a defined contribution pension plan (the plan) covering all employees aged 21 or older who work 1,000 or greater hours in a calendar year and have completed at least one full year of employment. The Corporation’s employer contribution into the pension plan is 5.0% and additional compensation in excess of the Social Security wage base is also limited to 5.0%. In 2013, 2014, and 2015, all covered plan participants received the 5.0% pension contribution. Additionally, those employees with compensation in excess of the Social Security wage base received an additional 5.0% on compensation over the Social Security

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

wage base, which was $118,500 in 2015 and $117,000 in 2014.

For purposes of the defined contribution pension plan, covered compensation was limited to $265,000 in 2015, $260,000 in 2014, and $255,000 in 2013. Total expenses of the plan were $497,000, $470,000, and $422,000, for 2015, 2014, and 2013, respectively. The Corporation’s pension plan is fully funded as all obligations are funded monthly.

The Corporation also provides an optional 401(K) plan, in which employees may elect to defer pre-tax salary dollars, subject to the maximum annual Internal Revenue Service contribution amounts. The contribution maximum for 2015 was $18,000, and in 2014 and 2013 was $17,500 for persons under age 50, and for persons over age 50 was $24,000 in 2015 and $23,000 in 2014 and 2013. The Corporation matches employee contributions into the 401(K) plan at a rate of 50% on the first 5.0% of employee contributions. In this manner, employees that contributed at least 5% of their pre-tax pay into the 401(K) plan would receive the equivalent of 7.5% of employer contributions, 5.0% in the pension plan and 2.5% in the 401(K) plan. The Corporation had a total expense of $225,000 in 2015, $219,000 in 2014, and $186,000 in 2013 in the form of matching 401(K) contributions to employees.

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

The life insurance policies had an aggregate face amount of $3,409,000 for December 31, 2015, and December 31, 2014. The death benefits totaled $6,399,000 at December 31, 2015 and 2014. The cash surrender value of the above policies totaled $4,516,000 and $4,311,000 as of December 31, 2015, and 2014, respectively. The net present value of the vested portion of deferred payments totaled $435,000 at December 31, 2015, and $585,000 at December 31, 2014. The interest rate used to discount these obligations was 4.50% for 2015, 2014, and 2013. These net present value amounts are included in other liabilities on the Corporation’s Consolidated Balance Sheets. Total charges to expense for deferred compensation amounted to $23,000 for 2015, $29,000 for 2014, and $36,000 for 2013, and are included in other operating expenses in the Consolidated Statements of Income.

NOTE L - INCOME TAXES

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. A reconciliation of the differences by amount and percent is as follows:

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

FEDERAL INCOME TAX SUMMARY
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2015		2014		2013
	$	%	$	%	$	%

Income tax at statutory rate	2,811	34.0	2,937	34.0	3,132	34.0
Tax-exempt interest income	(1,270)	(15.4)	(1,266)	(14.7)	(1,498)	(16.3)
Non-deductible interest expense	39	0.5	49	0.6	61	0.7
Bank-owned life insurance	(247)	(3.0)	(218)	(2.5)	(217)	(2.3)
Other	25	0.3	44	0.5	23	0.2

Income tax expense	1,358	16.4	1,546	17.9	1,501	16.3

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back losses to recover taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies. A valuation allowance of $13,000 has been established to offset in its entirety the tax benefits associated with certain impaired securities that management believes may not be realizable.

The Corporation has a deferred tax asset for credits related to Alternative Minimum Taxes (AMT) of $1,085,000 as of December 31, 2015, $996,000 as of December 31, 2014, and $1,137,000 as of December 31, 2013. The AMT credits have an unlimited carry-forward period. No valuation has been established for these deferred tax assets in view of the Corporation’s ability to carry forward tax credits to future years, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential.

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2012.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Significant components of income tax expense are as follows:
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2015	2014	2013
	$	$	$
Current tax expense	1,095	1,032	1,671
Deferred tax expense (benefit)	275	531	(174)
Valuation allowance adjustment	(12)	(17)	4
Income tax expense	1,358	1,546	1,501

Components of the Corporation's net deferred tax position are as follows:
(DOLLARS IN THOUSANDS)	December 31,
	2015	2014	2013
	$	$	$

Deferred tax assets
Allowance for loan losses	2,406	2,428	2,454
Net unrealized holding losses on securities available for sale	130	—	2,030
Deferred compensation reserve	148	199	248
Capital loss carryforward	13	25	42
Other than temporary impairment	—	—	106
Tax credit carryforward	1,085	996	1,137
Allowance for off-balance sheet extensions of credit	155	105	148
Interest on non-accrual loans	155	170	164
Other	7	6	305
Total deferred tax assets	4,099	3,929	6,634
Valuation allowance	(13)	(25)	(42)
Net deferred taxes	4,086	3,904	6,592

Deferred tax liabilities
Premises and equipment	(1,852)	(1,536)	(1,388)
Net unrealized holding gains on securities available for sale	—	(516)	—
Discount on investment securities	(1)	(1)	(61)
Credit losses on impaired securities	—	—	(228)
Other	(24)	(13)	—
Total deferred tax liabilities	(1,877)	(2,066)	(1,677)
Net deferred tax assets	2,209	1,838	4,915

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth below) of tier I capital to average assets, and common equity tier I capital, tier I capital, and total capital to risk-weighted assets.

As of December 31, 2015 and 2014, the Corporation and Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

management believes have changed the institution’s category. The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2015 and December 31, 2014, compared to regulatory levels.

CAPITAL LEVELS					To Be Well
(DOLLARS IN THOUSANDS)					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%

As of December 31, 2015
Total Capital to Risk-Weighted Assets
Consolidated	102,891	15.9	51,638	8.0	64,548	10.0
Bank	101,791	15.8	51,596	8.0	64,495	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	95,353	14.8	38,729	6.0	51,638	8.0
Bank	94,258	14.6	38,697	6.0	51,596	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	95,353	14.8	29,046	4.5	41,956	6.5
Bank	94,258	14.6	29,023	4.5	41,921	6.5

Tier I Capital to Average Assets
Consolidated	95,353	10.8	35,358	4.0	44,198	5.0
Bank	94,258	10.7	35,342	4.0	44,178	5.0

As of December 31, 2014
Total Capital to Risk-Weighted Assets
Consolidated	98,900	17.3	45,650	8.0	57,063	10.0
Bank	97,921	17.2	45,633	8.0	57,042	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	91,755	16.1	22,825	4.0	34,238	6.0
Bank	90,787	15.9	22,817	4.0	34,225	6.0

Tier I Capital to Average Assets
Consolidated	91,755	10.7	34,330	4.0	42,913	5.0
Bank	90,787	10.6	34,324	4.0	42,905	5.0

In addition to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year. The approval of the OCC shall be required if the total of all dividends declared by the Corporation in any year shall exceed the total of its net profits for that year combined with retained net profits of the preceding two years. Under this restriction, the Corporation could declare dividends in 2016, without the approval of the OCC, of approximately $7.1 million, plus an additional amount equal to the Corporation’s net profits for 2016, up to the date of any such dividend declaration.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

LOANS TO INSIDERS
(DOLLARS IN THOUSANDS)
Actual
$

Balance, January 1, 2014	10,432

Advances	1,555
Repayments	(1,809)
Other Changes	(5,967)

Balance, December 31, 2014	4,211

Balance, January 1, 2015	4,211

Advances	2,165
Repayments	(2,113)
Other Changes	(15)

Balance, December 31, 2015	4,248

In the Corporation’s case, other changes in the table above for the year ended December 31, 2015, represents two executive officers who retired during the year. For the year ended December 31, 2014, other changes represented one director whose related interest ownership percentage dropped below the reportable threshold for several business loans.

Deposits from the insiders totaled $5,282,000 as of December 31, 2015, and $4,907,000 as of December 31, 2014.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit. On December 31, 2015, firm loan commitments totaled approximately $49.1 million; unused lines of credit totaled $156.5 million; and open letters of credit totaled $11.7 million. The sum of these commitments, $217.3 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the loan loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2014, totaled $166.0 million, representing firm loan commitments of $17.9 million, unused lines of credit of $138.5 million, and open letters of credit totaling $9.6 million.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose. The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of the Bank’s risk-based capital, less the allowance for loan losses. The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit. As of December 31, 2015, the Corporation’s legal lending limit was $15,269,000, and the Corporation’s lending policy limit was $11,451,000. This compared to a legal lending limit of $14,688,000, and lending policy limit of $11,016,000 as of December 31, 2014. As of December 31, 2015 and 2014, no lending relationships exceeded the Corporation’s internal lending policy limit.

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

Management evaluates concentrations of credit based on loan purpose on a quarterly basis. The Corporation’s greatest concentration of loans by purpose is residential real estate, which comprises $181.2 million, or 34.9%, of the $519.6 million gross loans outstanding. Residential real estate consists of first mortgages and home equity loans. A concentration in commercial real estate of 50.2%, or $260.9 million, also exists; however, within that category there is not a concentration by specific industry type. Agricultural mortgages consist of 30.5% of gross loans as of December 31, 2015, compared to 29.8% as of December 31, 2014; however these agricultural mortgages are spread over several broader types of agricultural purpose loans. More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS). As of December 31, 2015, the largest specific industry type categories were dairy cattle and milk production loans of $85.3 million, or 16.4% of gross loans, non-residential real estate investment loans with a balance of $40.4 million, or 7.8% of gross loans, and broilers and other chicken production of $32.3 million, or 6.2% of gross loans. Out of the $73.6 million of loans designated as commercial & industrial for the Uniform Bank Performance Reports, the largest concentration within that area is $19.1 million of loans to political subdivisions, which account for 3.7% of gross loans outstanding. For the Corporation, these loans consisted of tax-free loans to local municipalities.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings. The largest geographical concentrations as of December 31, 2015, were obligations of states and political subdivisions located in the states of Texas, Pennsylvania, Illinois, and California. Based on fair market value, the Corporation held $18.1 million of obligations issued by municipalities within the state of Texas, which is 17.8% of the municipal portfolio, and 6.4% of total debt securities. The Corporation held $17.0 million of obligations issued by municipalities within the state of Pennsylvania, which is 16.8% of the municipal portfolio, and 6.0% of total debt securities. The Corporation also held $16.2 million of obligations of states and political subdivisions issued by municipalities located within the state of Illinois, which is 15.9% of the municipal portfolio, and 5.7% of total debt securities. Finally, the Corporation held $10.8 million of obligations of states and political subdivisions by municipalities in the state of California, which is 10.7% of the municipal portfolio, and 3.8% of total debt securities. Internal policy requires municipal bonds purchased to be rated at least A3 by Moody’s and/or A- by Standard & Poor’s (S&P) at the time of purchase. As of December 31, 2015, one municipal bond with a market value of $696,000, or 0.7% of the total municipal bond portfolio was below the A3/A- credit ratings the Corporation requires at the time of purchase. This bond was sold subsequent to December 31, 2015.

The Corporation held $63.8 million of corporate bonds based on amortized cost as of December 31, 2015. This total includes $12.7 million of sub U.S. agency debt, in this case sub agencies of Federal Farm Credit Bureau. The sub U.S. agency debt carries the same 20% risk-based capital weighting as the primary U.S. agencies but since it is not senior debt of the primary agency, it is classified as corporate debt in the Corporation’s securities portfolio. This leaves $51.1 million of more typically known corporate debt of U.S. and foreign public companies, which equates to 18.0% of the Corporation’s total debt securities. As a total, the $63.8 million represents 22.4% of the Corporation’s total debt securities. Management has a policy limit of maintaining corporate bonds at less than 20% of the

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

securities portfolio outside of sub U.S agency debt. Additionally, to limit credit exposure to any one issuer, the Corporation’s policy limits investment to $3 million of par value per company. Out of the $51.1 million of total corporate securities excluding sub U.S. agency debt, $33.5 million is domestic and $17.6 million is foreign-issued debt. None of the Corporation’s foreign corporate debt originates from the European countries that have struggled with the sovereign debt crisis, namely Portugal, Italy, Ireland, Greece, and Spain. Most of the Corporation’s foreign-issued debt is from the United Kingdom, Australia, and Canada.

Within the corporate bond segment of the portfolio, management has preferred to invest in the banking, brokerage, and finance industry, where management is more comfortable analyzing and evaluating the credit risk of these firms. As a result, based on amortized cost, $40.0 million, or 62.7%, of the corporate bonds held are invested in national or foreign banks, bank holding companies, brokerage firms, or finance companies. In this broader finance-related group, management has selectively pursued foreign bank-issued debt where there is governmental ownership of the bank, and/or implied backing driven by the heavy reliance on these banks for the nation’s financial system. Out of the total $40.0 million of financial and brokerage-related corporate issues, $25.5 million is domestic and $14.5 million is foreign. All of the $14.5 million of foreign financial-related corporate paper is in the form of foreign bank-issued debt. Out of the $25.5 million of domestic financial-related debt, $11.6 million is in bank debt and $13.9 million is in brokerage.

The remaining $23.8 million of non-financial related corporate paper consists of the $12.7 million of sub U.S. agency paper, $3.0 million in farm equipment companies, $2.9 million in insurance companies, $2.2 million in cell phone and television companies, $2.0 million in foreign auto, and $1.0 million in foreign conglomerates.

By internal policy, at time of purchase, all corporate bonds must carry a credit rating of at least A3 by Moody’s or A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moody’s and BBB- for S&P, or above. As of December 31, 2015, all of the Corporation’s corporate bonds carried at least a credit rating of A3 by Moody’s or A- by S&P.

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of December 31, 2015, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

ASSETS REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2015
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	29,691	—	29,691
U.S. agency mortgage-backed securities	—	41,980	—	41,980
U. S. agency collateralized mortgage obligations	—	47,331	—	47,331
Corporate bonds	—	63,305	—	63,305
Obligations of states and political subdivisions	—	101,583	—	101,583
Marketable equity securities	5,533	—	—	5,533

Total securities	5,533	283,890	—	289,423

On December 31, 2015, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2015, the CRA fund investments had a $5,000,000 book and market value and the bank stocks had a book value of $515,000 and a market value of $533,000.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of December 31, 2015, and December 31, 2014, by level within the fair value hierarchy.

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2015
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	1,705	1,705
OREO	—	—	—	—
Total	—	—	1,705	1,705

	December 31, 2014
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	2,357	2,357
OREO	—	—	69	69
Total	—	—	2,426	2,426

The Corporation had a total of $1,705,000 of impaired loans as of December 31, 2015, with no specific alloocation against these loans. As of December 31, 2014, the Corporation had a total of $2,358,000 of impaired loans with $1,000 specifically allocated against these loans.

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. The Corporation had no OREO as of December 31, 2015. The Corporation’s OREO balance as of December 31, 2014, consisted of one residential property that was classified as OREO in the fourth quarter of 2014. Management had estimated the value of the OREO property at $69,000 utilizing level III pricing. This OREO property was sold in the first quarter of 2015. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

December 31, 2015
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	1,705	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

	December 31, 2014
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,357	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

OREO	69	Appraisal of collateral (1) (3)	Appraisal adjustments (2)	-40%
			Liquidation expenses (2)	-1%

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 2015, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	December 31, 2015
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level I)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	44,227	44,227	44,227	—	—
Securities available for sale	289,423	289,423	5,533	283,890	—
Regulatory stock	4,314	4,314	4,314	—	—
Loans held for sale	1,126	1,126	1,126	—	—
Loans, net of allowance	513,205	512,481	—	—	512,481
Accrued interest receivable	3,600	3,600	3,600	—	—
Bank owned life insurance	23,869	23,869	23,869	—	—

Financial Liabilities:
Demand deposits	236,214	236,214	236,214	—	—
Interest-bearing demand deposits	14,737	14,737	14,737	—	—
NOW accounts	77,180	77,180	77,180	—	—
Money market deposit accounts	82,507	82,507	82,507	—	—
Savings accounts	148,320	148,320	148,320	—	—
Time deposits	181,104	182,887	—	—	182,887
Total deposits	740,062	741,845	558,958	—	182,887

Short-term borrowings	8,736	8,736	8,736	—	—
Long-term debt	59,594	59,805	—	—	59,805

Accrued interest payable	456	456	456	—	—

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Corporation’s financial instruments at December 31, 2014, are summarized as follows:

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE S – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended December 31, 2015 and 2014 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at January 1, 2015	1,002

Other comprehensive income (loss) before reclassifications	621
Amount reclassified from accumulated other comprehensive income (loss)	(1,875)
Period change	(1,254)

Balance at December 31, 2015	(252)

Balance at January 1, 2014	(3,940)

Other comprehensive income (loss) before reclassifications	6,993
Amount reclassified into accumulated other comprehensive income (loss)	(2,051)
Period change	4,942

Balance at December 31, 2014	1,002

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Year Ended
	December 31,		Affected Line Item
	2015	2014	in the Statements of
	$	$	Income
Securities available-for-sale:
Net securities gains reclassified into earnings	2,840	3,131	Gains on securities transactions, net
Related income tax expense	(965)	(1,065)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	1,875	2,066

Net impairment losses reclassified into earnings	—	(22)	Impairment losses on securities
Related income tax expense	—	7	Provision for federal income taxes
Net effect on accumulated other comprehensive
income (loss) for the period	—	(15)
Total reclassifications for the period	1,875	2,051

(1) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE T – CONDENSED PARENT ONLY DATA

Condensed Balance Sheets (Parent Company Only)
(DOLLARS IN THOUSANDS)	December 31,
	2015	2014
	$	$
Assets
Cash	509	702
Securities available for sale (at fair value)	533	208
Equity in bank subsidiary	93,994	91,786
Other assets	66	71

Total assets	95,102	92,767

Stockholders' Equity
Capital stock	574	574
Capital surplus	4,395	4,375
Retained earnings	91,029	87,200
Unrealized gain (loss) on AFS securities	(252)	1,002
Treasury stock	(644)	(384)

Total stockholders' equity	95,102	92,767

Condensed Statements of Comprehensive Income
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2015	2014	2013
	$	$	$
Income
Dividend income - investment securities	16	9	7
Gains on securities transactions	25	49	25
Dividend income	3,581	3,556	2,966
Undistributed earnings of bank subsidiary	3,462	3,621	4,855
Total income	7,084	7,235	7,853

Expense
Shareholder expenses	118	129	131
Other expenses	56	14	12
Total expense	174	143	143

Net Income	6,910	7,092	7,710

Comprehensive Income (Loss)	5,656	12,034	(2,893)

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:	$	$	$
Net Income	6,910	7,092	7,710
Equity in undistributed earnings of subsidiaries	(3,462)	(3,621)	(4,855)
Gains on securities transactions, net	(25)	(49)	(25)
Net change in other assets	5	(3)	4
Net cash provided by operating activities	3,428	3,419	2,834

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	167	338	120
Purchases of securities available for sale	(467)	(327)	(246)
Net cash provided by (used for) investing activities	(300)	11	(126)

Cash Flows from Financing Activities:
Proceeds from issuance of treasury stock	512	499	477
Payment to repurchase common stock	(752)	(485)	(357)
Dividends paid	(3,081)	(3,057)	(2,966)
Net cash used for financing activities	(3,321)	(3,043)	(2,846)

Cash and Cash Equivalents:
Net change in cash and cash equivalents	(193)	387	(138)
Cash and cash equivalents at beginning of period	702	315	453
Cash and cash equivalents at end of period	509	702	315

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The unaudited quarterly results of operations for the years ended 2015, 2014, and 2013 are as follows:

NOTE U - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2015
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	6,872	6,718	6,761	6,491
Interest expense	1,014	951	928	851
Net interest income	5,858	5,767	5,833	5,640
Less provision (credit) for loan losses	200	100	(150)	—
Net interest income after provision (credit) for loan losses	5,658	5,667	5,983	5,640
Other income	2,201	2,394	2,342	3,118
Operating expenses:
Salaries and employee benefits	3,702	3,674	3,679	3,741
Occupancy and equipment expenses	822	822	791	783
Other operating expenses	1,626	1,691	1,620	1,784
Total operating expenses	6,150	6,187	6,090	6,308
Income before income taxes	1,709	1,874	2,235	2,450

Provision for Federal income taxes	243	278	382	455
Net income	1,466	1,596	1,853	1,995
FINANCIAL RATIOS
Per share data:
Net income	0.51	0.56	0.65	0.70
Cash dividends paid	0.27	0.27	0.27	0.27

	2014
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	6,872	6,825	6,696	6,744
Interest expense	1,217	1,217	1,155	1,087
Net interest income	5,655	5,608	5,541	5,657
Less provision (credit) for loan losses	(200)	(100)	—	250
Net interest income after provision (credit) for loan losses	5,855	5,708	5,541	5,407
Other income	2,180	2,168	2,275	2,925
Operating expenses:
Salaries and employee benefits	3,430	3,481	3,517	3,515
Occupancy and equipment expenses	776	727	763	794
Other operating expenses	1,592	1,581	1,487	1,758
Total operating expenses	5,798	5,789	5,767	6,067
Income before income taxes	2,237	2,087	2,049	2,265

Provision for Federal income taxes	399	347	337	463
Net income	1,838	1,740	1,712	1,802
FINANCIAL RATIOS
Per share data:
Net income	0.64	0.61	0.60	0.63
Cash dividends paid	0.26	0.27	0.27	0.27

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

	2013
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	6,653	6,609	6,745	6,899
Interest expense	1,430	1,348	1,322	1,282
Net interest income	5,223	5,261	5,423	5,617
Less credit for loan losses	(50)	(100)	—	(75)
Net interest income after credit for loan losses	5,273	5,361	5,423	5,692
Other income	2,503	2,229	1,939	2,726
Operating expenses:
Salaries and employee benefits	3,168	3,184	3,193	3,368
Occupancy and equipment expenses	644	665	710	693
Other operating expenses	1,564	1,627	1,444	1,675
Total operating expenses	5,376	5,476	5,347	5,736
Income before income taxes	2,400	2,114	2,015	2,682

Provision for Federal income taxes	392	292	274	543
Net income	2,008	1,822	1,741	2,139

FINANCIAL RATIOS
Per share data:
Net income	0.70	0.64	0.61	0.75
Cash dividends paid	0.26	0.26	0.26	0.26

ENB FINANCIAL CORP

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2015, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2015, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2015, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework.”

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
March 28, 2016

Item 9B. Other Information

None

ENB FINANCIAL CORP

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Information and Qualifications of Nominees for Director and Continuing Directors,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 10, 2016, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors during the fourth quarter of 2015.

Item 11. Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the captions, “Summary Compensation Table,” “Compensation Discussion and Analysis,” Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 10, 2016, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 10, 2016, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 10, 2016, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the caption, “Audit Committee Report” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 10, 2016, which is incorporated herein by reference.

ENB FINANCIAL CORP

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.

The following financial statements are included by reference in Part II, Item 8 hereof:

•	Report of Independent Registered Accounting Firm
•	Consolidated Balance Sheets
•	Consolidated Statements of Income
•	Consolidated Statements of Comprehensive Income (Loss)
•	Consolidated Statements of Changes in Stockholders’ Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements

2.	The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required, or is shown in the respective consolidated financial statements or the notes thereto.

3.	The Exhibits filed herewith or incorporated by reference as a part of this Annual Report, are set forth in (b), below.

(b)	EXHIBITS

3 (i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.)

3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

10.2	2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)

10.3	2010 Non-Employee Directors’ Stock Plan (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)

11	Statement re: Computation of Earnings per Share as found on pages 29 and 75 of this 2014 Form 10-K filing, which is included herein.

12	Statement re: Computation of Ratios as found on page 29 of this 2014 Form 10-K filing, which is included herein.

14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009.)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

ENB FINANCIAL CORP

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

101	Interactive Data File

(c)	NOT APPLICABLE.

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

/s/ Aaron L. Groff, Jr.	Chairman of the Board,	March 28, 2016
(Aaron L. Groff, Jr.)	Chief Executive Officer and President

/s/ Scott E. Lied	Treasurer	March 28, 2016
(Scott E. Lied)	(Principal Financial Officer)

/s/ Willis R. Lefever	Director	March 28, 2016
(Willis R. Lefever)

/s/ Donald Z. Musser	Director	March 28, 2016
(Donald Z. Musser)

/s/ Susan Young Nicholas	Director	March 28, 2016
(Susan Young Nicholas)

/s/ Dr. Brian K. Reed	Director	March 28, 2016
(Dr. Brian K. Reed)

/s/ Mark C. Wagner	Director	March 28, 2016
(Mark C. Wagner)

/s/ Judith A. Weaver	Director	March 28, 2016
(Judith A. Weaver)

/s/ Paul W. Wenger	Director	March 28, 2016
(Paul W. Wenger)

/s/ Paul M. Zimmerman, Jr.	Director	March 28, 2016
(Paul M. Zimmerman, Jr.)

ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description	Page number on Manually Signed Original
3(i)	Articles of Association of the Registrant, as amended. (Incorporated herein by reference to Exhibit 4.1 of the Corporation’s Registration Statement on Form S-8 filed with the SEC on June 28, 2012.)
3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2

2011 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)

10.3	2010 Non-employee Directors’ Stock Plan. (Incorporated by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on pages 29 and 75 of Form 10-K, which is included herein.
12	Statement re: Computation of Ratios as found on page 29 of Form 10-K, which is included herein.
14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009)
21	Subsidiaries of the Registrant	Page 130
23	Consent of Independent Registered Public Accounting Firm	Page 131
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).	Page 132
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).	Page 133
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).	Page 134
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).	Page 135
101	Interactive Data File