Form 10-Q
period 2016-09-30
ENB Financial Corp
filed 2016-11-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2016

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

Yes ☐           No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2016, the registrant had 2,846,838 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

September 30, 2016

Index

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,	September 30,
	2016	2015	2015
	$	$	$
ASSETS
Cash and due from banks	16,055	15,426	15,668
Interest-bearing deposits in other banks	33,812	28,801	24,139
Total cash and cash equivalents	49,867	44,227	39,807
Securities available for sale (at fair value)	298,139	289,423	278,470
Loans held for sale	4,525	1,126	1,020
Loans (net of unearned income)	565,968	520,283	495,039
Less: Allowance for loan losses	7,435	7,078	7,106
Net loans	558,533	513,205	487,933
Premises and equipment	22,776	21,696	21,953
Regulatory stock	5,218	4,314	4,296
Bank owned life insurance	24,489	23,869	23,659
Other assets	7,140	7,741	7,128

Total assets	970,687	905,601	864,266

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	260,873	236,214	208,678
Interest-bearing	531,787	503,848	484,011

Total deposits	792,660	740,062	692,689

Short-term borrowings	12,053	8,736	9,951
Long-term debt	63,757	59,594	64,594
Other liabilities	2,264	2,107	2,269

Total liabilities	870,734	810,499	769,503

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,851,338
(Issued 2,869,557 and Outstanding 2,849,524 as of 12/31/15)
(Issued 2,869,557 and Outstanding 2,854,312 as of 9/30/15)	574	574	574
Capital surplus	4,398	4,395	4,392
Retained earnings	94,353	91,029	89,804
Accumulated other comprehensive income (loss) net of tax	1,221	(252)	475
Less: Treasury stock cost on 18,219 shares (20,033 shares
as of 12/31/15 and 15,245 shares as of 9/30/15)	(593)	(644)	(482)

Total stockholders' equity	99,953	95,102	94,763

Total liabilities and stockholders' equity	970,687	905,601	864,266

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	5,721	5,060	16,716	15,035
Interest on securities available for sale
Taxable	581	761	729	2,566
Tax-exempt	966	843	2,788	2,413
Interest on deposits at other banks	38	18	94	51
Dividend income	87	79	246	286

Total interest and dividend income	7,393	6,761	20,573	20,351

Interest expense:
Interest on deposits	509	614	1,568	1,898
Interest on borrowings	242	314	751	995

Total interest expense	751	928	2,319	2,893

Net interest income	6,642	5,833	18,254	17,458

Provision (credit) for loan losses	200	(150)	200	150

Net interest income after provision (credit) for loan losses	6,442	5,983	18,054	17,308

Other income:
Trust and investment services income	344	250	1,104	921
Service fees	589	533	1,644	1,419
Commissions	552	520	1,611	1,488
Gains on securities transactions, net	464	529	2,130	1,690
Gains on sale of mortgages	557	226	1,109	615
Earnings on bank-owned life insurance	210	196	604	530
Other income	112	88	364	274

Total other income	2,828	2,342	8,566	6,937

Operating expenses:
Salaries and employee benefits	4,219	3,679	12,230	11,055
Occupancy	555	508	1,584	1,586
Equipment	276	283	811	849
Advertising & marketing	120	96	422	412
Computer software & data processing	471	407	1,345	1,165
Shares tax	227	195	680	586
Professional services	380	322	1,207	1,077
Other expense	500	600	1,663	1,697

Total operating expenses	6,748	6,090	19,942	18,427

Income before income taxes	2,522	2,235	6,678	5,818

Provision for federal income taxes	445	382	1,045	903

Net income	2,077	1,853	5,633	4,915

Earnings per share of common stock	0.73	0.65	1.98	1.72

Cash dividends paid per share	0.27	0.27	0.81	0.81

Weighted average shares outstanding	2,851,939	2,851,893	2,851,184	2,853,823

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	$	$	$	$

Net income	2,077	1,853	5,633	4,915

Other comprehensive income (loss), net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	(650)	1,978	4,362	892
Income tax effect	221	(672)	(1,483)	(303)
	(429)	1,306	2,879	589

Gains recognized in earnings	(464)	(529)	(2,130)	(1,690)
Income tax effect	158	179	724	574
	(306)	(350)	(1,406)	(1,116)

Other comprehensive income (loss), net of tax	(735)	956	1,473	(527)

Comprehensive Income	1,342	2,809	7,106	4,388

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2016	2015
	$	$
Cash flows from operating activities:
Net income	5,633	4,915
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	5,393	4,429
Decrease in interest receivable	452	196
Decrease in interest payable	(41)	(90)
Provision for loan losses	200	150
Gains on securities transactions, net	(2,130)	(1,690)
Gains on sale of mortgages	(1,109)	(615)
Loans originated for sale	(36,127)	(19,927)
Proceeds from sales of loans	33,837	20,028
Earnings on bank-owned life insurance	(604)	(530)
Loss on sale of other real estate owned	—	30
Depreciation of premises and equipment and amortization of software	1,209	1,160
Net (increase) decrease in deferred income tax	(314)	285
Other assets and other liabilities, net	45	(276)
Net cash provided by operating activities	6,444	8,065

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	51,739	37,005
Proceeds from sales	142,095	123,335
Purchases	(203,307)	(146,374)
Proceeds from sale of other real estate owned	—	176
Purchase of regulatory bank stock	(1,894)	(1,288)
Redemptions of regulatory bank stock	990	219
Purchase of bank-owned life insurance	(16)	(2,526)
Net increase in loans	(45,803)	(24,346)
Purchases of premises and equipment, net	(2,136)	(588)
Purchase of computer software	(295)	(174)
Net cash used for investing activities	(58,627)	(14,561)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	68,433	7,346
Net decrease in time deposits	(15,835)	(14,308)
Net increase in short-term borrowings	3,317	9,951
Proceeds from long-term debt	17,163	12,794
Repayments of long-term debt	(13,000)	(10,500)
Dividends paid	(2,309)	(2,311)
Treasury stock sold	368	392
Treasury stock purchased	(314)	(473)
Net cash provided by financing activities	57,823	2,891
Increase (decrease) in cash and cash equivalents	5,640	(3,605)
Cash and cash equivalents at beginning of period	44,227	43,412
Cash and cash equivalents at end of period	49,867	39,807

Supplemental disclosures of cash flow information:
Interest paid	2,360	2,982
Income taxes paid	1,340	640

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned from loans	—	137
Fair value adjustments for securities available for sale	(2,231)	(800)

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the third quarter of 2016, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2015.

2.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities held at September 30, 2016,

and December 31, 2015, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2016
U.S. government agencies	33,088	28	(39)	33,077
U.S. agency mortgage-backed securities	50,160	239	(208)	50,191
U.S. agency collateralized mortgage obligations	34,940	139	(41)	35,038
Corporate bonds	53,751	241	(83)	53,909
Obligations of states and political subdivisions	118,515	1,885	(433)	119,967
Total debt securities	290,454	2,532	(804)	292,182
Marketable equity securities	5,835	125	(3)	5,957
Total securities available for sale	296,289	2,657	(807)	298,139

December 31, 2015
U.S. government agencies	29,829	3	(141)	29,691
U.S. agency mortgage-backed securities	42,288	39	(347)	41,980
U.S. agency collateralized mortgage obligations	48,140	125	(934)	47,331
Corporate bonds	63,825	29	(549)	63,305
Obligations of states and political subdivisions	100,208	1,780	(405)	101,583
Total debt securities	284,290	1,976	(2,376)	283,890
Marketable equity securities	5,515	23	(5)	5,533
Total securities available for sale	289,805	1,999	(2,381)	289,423

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at September 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	20,701	20,755
Due after one year through five years	89,220	89,649
Due after five years through ten years	68,847	69,021
Due after ten years	111,686	112,757
Total debt securities	290,454	292,182

Securities available for sale with a par value of $67,271,000 and $60,295,000 at September 30, 2016, and December 31, 2015, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $71,066,000 at September 30, 2016, and $65,137,000 at December 31, 2015.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	$	$	$	$
Proceeds from sales	38,592	46,797	142,095	123,335
Gross realized gains	468	531	2,186	1,784
Gross realized losses	4	2	56	94

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. No securities in the portfolio had other-than-temporary impairment recorded in the first nine months of 2016 or 2015.

Information pertaining to securities with gross unrealized losses at September 30, 2016, and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of September 30, 2016
U.S. government agencies	15,955	(39)	—	—	15,955	(39)
U.S. agency mortgage-backed securities	17,118	(128)	4,246	(80)	21,364	(208)
U.S. agency collateralized mortgage obligations	9,492	(41)	—	—	9,492	(41)
Corporate bonds	18,877	(78)	2,014	(5)	20,891	(83)
Obligations of states & political subdivisions	28,209	(258)	9,187	(175)	37,396	(433)

Total debt securities	89,651	(544)	15,447	(260)	105,098	(804)

Marketable equity securities	107	(3)	—	—	107	(3)

Total temporarily impaired securities	89,758	(547)	15,447	(260)	105,205	(807)

As of December 31, 2015
U.S. government agencies	24,968	(106)	1,965	(35)	26,933	(141)
U.S. agency mortgage-backed securities	24,613	(235)	4,827	(112)	29,440	(347)
U.S. agency collateralized mortgage obligations	26,563	(827)	4,652	(107)	31,215	(934)
Corporate bonds	50,530	(532)	2,002	(17)	52,532	(549)
Obligations of states & political subdivisions	21,913	(252)	7,435	(153)	29,348	(405)

Total debt securities	148,587	(1,952)	20,881	(424)	169,468	(2,376)

Marketable equity securities	142	(5)	—	—	142	(5)

Total temporarily impaired securities	148,729	(1,957)	20,881	(424)	169,610	(2,381)

In the debt security portfolio there were 75 positions that were carrying unrealized losses as of September 30, 2016. In the equity security portfolio there were two positions that were carrying unrealized losses as of September 30, 2016. There were no instruments considered to be other-than-temporarily impaired at September 30, 2016.

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

On March 15, 2016, management was made aware of a regulatory call provision on a CoBank bond held by the Corporation. CoBank is a sub-U.S. agency and cooperative of the Farm Credit Association (FCA), a U.S. government sponsored enterprise (GSE). The bond is classified as a corporate bond for disclosure purposes. The regulatory call was not anticipated and the high coupon bond was purchased at a high premium. The call required accelerated amortization to the April 15, 2016 call date, resulting in an additional $479,000 of amortization through September 30, 2016. This regulatory call specifically involved the CoBank issue maturing on April 16, 2018.

On April 26, 2016, management became aware of an AgriBank bond call. AgriBank is another cooperative of the FCA. The Corporation owned $6.4 million par of the AgriBank issue maturing on July 15, 2019. AgriBank went public with this call, stating they intended to call the bonds on July 15, 2016. As a result of this par call notice, management accelerated the amortization of the remaining premium on the AgriBank bond, beginning in April and running until the call date of July 15, 2016. As of September 30, 2016, $1,202,000 of accelerated amortization was recorded on this bond.

In both the CoBank and AgriBank matters investors, including the Corporation, have contested the ability of both CoBank and AgriBank to conduct these regulatory calls. Presently, management is pursuing litigation against CoBank and AgriBank to contest the process that was undertaken to exercise these regulatory calls. Management cannot make any prediction or draw any conclusion as to the outcome of any negotiations and/or litigation in connection with these matters.

3.        Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of September 30, 2016, and December 31, 2015:

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2016	2015
	$	$
Commercial real estate
Commercial mortgages	87,676	87,613
Agriculture mortgages	167,531	158,321
Construction	28,796	14,966
Total commercial real estate	284,003	260,900

Consumer real estate (a)
1-4 family residential mortgages	143,066	133,538
Home equity loans	10,537	10,288
Home equity lines of credit	50,251	37,374
Total consumer real estate	203,854	181,200

Commercial and industrial
Commercial and industrial	41,705	36,189
Tax-free loans	11,485	19,083
Agriculture loans	19,363	18,305
Total commercial and industrial	72,553	73,577

Consumer	4,663	3,892

Gross loans prior to deferred fees	565,073	519,569
Less:
Deferred loan costs, net	(895)	(714)
Allowance for loan losses	7,435	7,078
Total net loans	558,533	513,205

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $59,506,000 and $38,024,000 as of September 30, 2016, and December 31, 2015, respectively.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of September 30, 2016 and December 31, 2015. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

September 30, 2016	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	83,351	161,428	27,796	37,969	11,485	18,262	340,291
Special Mention	996	3,761	—	294	—	366	5,417
Substandard	3,329	2,342	1,000	3,442	—	735	10,848
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	87,676	167,531	28,796	41,705	11,485	19,363	356,556

December 31, 2015	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	81,865	154,507	13,822	35,416	19,083	17,860	322,553
Special Mention	511	623	—	—	—	125	1,259
Substandard	5,237	3,191	1,144	773	—	320	10,665
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	87,613	158,321	14,966	36,189	19,083	18,305	334,477

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of September 30, 2016 and December 31, 2015:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

September 30, 2016	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	142,570	10,482	50,251	4,656	207,959
Non-performing	496	55	—	7	558

Total	143,066	10,537	50,251	4,663	208,517

December 31, 2015	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	133,220	10,278	37,327	3,889	184,714
Non-performing	318	10	47	3	378

Total	133,538	10,288	37,374	3,892	185,092

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of September 30, 2016 and December 31, 2015:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
September 30, 2016	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	350	—	586	936	86,740	87,676	161
Agriculture mortgages	—	—	—	—	167,531	167,531	—
Construction	—	—	—	—	28,796	28,796	—
Consumer real estate
1-4 family residential mortgages	465	198	496	1,159	141,907	143,066	496
Home equity loans	41	5	55	101	10,436	10,537	2
Home equity lines of credit	—	—	—	—	50,251	50,251	—
Commercial and industrial
Commercial and industrial	5	—	75	80	41,625	41,705	—
Tax-free loans	—	—	—	—	11,485	11,485	—
Agriculture loans	—	—	—	—	19,363	19,363	—
Consumer	16	5	7	28	4,635	4,663	7
Total	877	208	1,219	2,304	562,769	565,073	666

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2015	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	601	—	601	87,012	87,613	—
Agriculture mortgages	—	—	—	—	158,321	158,321	—
Construction	—	—	—	—	14,966	14,966	—
Consumer real estate
1-4 family residential mortgages	1,264	123	318	1,705	131,833	133,538	318
Home equity loans	27	59	10	96	10,192	10,288	10
Home equity lines of credit	35	—	47	82	37,292	37,374	47
Commercial and industrial
Commercial and industrial	20	9	—	29	36,160	36,189	—
Tax-free loans	—	—	—	—	19,083	19,083	—
Agriculture loans	—	—	—	—	18,305	18,305	—
Consumer	17	17	3	37	3,855	3,892	3
Total	1,363	809	378	2,550	517,019	519,569	378

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2016 and December 31, 2015:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2016	2015
	$	$

Commercial real estate
Commercial mortgages	677	380
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	—
Home equity loans	53	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	75	—
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	805	380

As of September 30, 2016 and December 31, 2015, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three and nine months ended September 30, 2016 and September 30, 2015, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	$	$	$	$

Average recorded balance of impaired loans	1,830	1,820	1,894	1,997
Interest income recognized on impaired loans	14	23	42	68

Interest income on impaired loans would have increased by approximately $9,000 and $16,000 for the three and nine months ended September 30, 2016, compared to $3,000 and $17,000 for the three and nine months ended September 30, 2015, had these loans performed in accordance with their original terms.

During the nine months ended September 30, 2016 and 2015, there were no loan modifications made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of September 30, 2016, December 31, 2015, and September 30, 2015:

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	730	827	—	561	—
Agriculture mortgages	1,267	1,267	—	1,295	42
Construction	—	—	—	—	—
Total commercial real estate	1,997	2,094	—	1,856	42

Commercial and industrial
Commercial and industrial	75	75	—	38	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	75	75	—	38	—

Total with no related allowance	2,072	2,169	—	1,894	42

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	730	827	—	561	—
Agriculture mortgages	1,267	1,267	—	1,295	42
Construction	—	—	—	—	—
Total commercial real estate	1,997	2,094	—	1,856	42

Commercial and industrial
Commercial and industrial	75	75	—	38	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	75	75	—	38	—

Total	2,072	2,169	—	1,894	42

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2016:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2015	3,831	1,403	1,314	62	468	7,078

Charge-offs	—	—	(4)	(12)	—	(16)
Recoveries	—	10	16	2	—	28
Provision	(303)	(45)	47	15	236	(50)

Balance - March 31, 2016	3,528	1,368	1,373	67	704	7,040

Charge-offs	—	—	—	(2)	—	(2)
Recoveries	—	—	159	—	—	159
Provision	255	105	(271)	6	(45)	50

Ending Balance - June 30, 2016	3,783	1,473	1,261	71	659	7,247

Charge-offs	—	—	(19)	(10)	—	(29)
Recoveries	—	1	9	7	—	17
Provision	95	95	101	20	(111)	200

Ending Balance - September 30, 2016	3,878	1,569	1,352	88	548	7,435

During the nine months ended September 30, 2016, a credit provision was recorded for the commercial and industrial segment with provision expense recorded in all other loan categories. For the entire portfolio, $200,000 of additional provision expense was needed for the first nine months of 2016. Delinquency rates among most loan pools remain very low with the total amount of delinquent loans lower on September 30, 2016 than on December 31, 2015, even with larger loan balances. The Corporation received $157,000 more recoveries than charge-offs for the nine months ended September 30, 2016. These favorable results acted to offset higher levels of classified loans and non-accruals resulting in $200,000 of additional provision being sufficient to cover the growth in the loan portfolio. Changes in qualitative factors were minimal during the third quarter and the provision expense recorded was mostly to account for significant loan growth during the year-to-date period.

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

During the nine months ended September 30, 2015, provision expense was recorded for the commercial real estate segment with credit provisions recorded in all other loan categories. There were $272,000 of commercial real estate loan charge-offs during the first quarter of 2015, which increased the historical loss rates and ultimately resulted in a higher required reserve amount for the commercial real estate category as of March 31, 2015. However, since the first quarter, charge-offs had been at a minimum, economic conditions continued to improve, and the qualitative factors impacting commercial real estate had declined, resulting in a lower allocation. The majority of the Corporation’s total allowance is devoted to commercial real estate as this is the largest element of the portfolio and generally carries a higher element of credit risk. With charge-offs and recoveries running at minimal levels for the second and third quarters of 2015, it had been the qualitative factor movements that were primarily responsible for adjusting the allocations shown above for the four main loan categories.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of September 30, 2016 and December 31, 2015:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of September 30, 2016:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated
for impairment	3,878	1,569	1,352	88	548	7,435

Loans receivable:
Ending balance	284,003	203,854	72,553	4,663		565,073
Ending balance: individually evaluated
for impairment	1,997	—	75	—		2,072
Ending balance: collectively evaluated
for impairment	282,006	203,854	72,478	4,663		563,001

As of December 31, 2015:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated
for impairment	3,831	1,403	1,314	62	468	7,078

Loans receivable:
Ending balance	260,900	181,200	73,577	3,892		519,569
Ending balance: individually evaluated
for impairment	1,705	—	—	—		1,705
Ending balance: collectively evaluated
for impairment	259,195	181,200	73,577	3,892		517,864

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of September 30, 2016, and December 31, 2015, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	September 30, 2016
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	33,077	—	33,077
U.S. agency mortgage-backed securities	—	50,191	—	50,191
U.S. agency collateralized mortgage obligations	—	35,038	—	35,038
Corporate bonds	—	53,909	—	53,909
Obligations of states & political subdivisions	—	119,967	—	119,967
Marketable equity securities	5,957	—	—	5,957

Total securities	5,957	292,182	—	298,139

On September 30, 2016, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of September 30, 2016, the CRA fund investments had a $5,000,000 book and fair market value and the bank stock portfolio had a book value of $835,000, and fair market value of $957,000.

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

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no level III securities as of September 30, 2016 or December 31, 2015.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2016 and December 31, 2015, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	September 30, 2016
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	2,072	2,072
Total	—	—	2,072	2,072

	December 31, 2015
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	1,705	1,705
Total	—	—	1,705	1,705

The Corporation had a total of $2,072,000 of impaired loans as of September 30, 2016, with no specific allocation against these loans and $1,705,000 of impaired loans as of December 31, 2015, with no specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

September 30, 2016
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,072	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

December 31, 2015
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	1,705	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Corporation's financial instruments at September 30, 2016 and December 31, 2015, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	September 30, 2016
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	49,867	49,867	49,867	—	—
Securities available for sale	298,139	298,139	5,957	292,182	—
Regulatory stock	5,218	5,218	5,218	—	—
Loans held for sale	4,525	4,525	4,525	—	—
Loans, net of allowance	558,533	556,457	—	—	556,457
Accrued interest receivable	3,148	3,148	3,148	—	—
Bank owned life insurance	24,489	24,489	24,489	—	—

Financial Liabilities:
Demand deposits	260,873	260,873	260,873	—	—
Interest-bearing demand deposits	21,799	21,799	21,799	—	—
NOW accounts	91,719	91,719	91,719	—	—
Money market deposit accounts	86,096	86,096	86,096	—	—
Savings accounts	166,904	166,904	166,904	—	—
Time deposits	165,269	166,851	—	—	166,851
Total deposits	792,660	794,242	627,391	—	166,851

Short-term borrowings	12,053	12,053	12,053	—	—
Long-term debt	63,757	64,379	—	—	64,379
Accrued interest payable	415	415	415	—	—

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

6.       Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of September 30, 2016, firm loan commitments were $39.3 million, unused lines of credit were $178.7 million, and open letters of credit were $10.4 million. The total of these commitments was $228.4 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

7. Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2015	(252)
Other comprehensive income before reclassifications	1,050
Amount reclassified from accumulated other comprehensive income	(480)
Period change	570

Balance at March 31, 2016	318
Other comprehensive income before reclassifications	2,258
Amount reclassified from accumulated other comprehensive income	(620)
Period change	1,638

Balance at June 30, 2016	1,956
Other comprehensive loss before reclassifications	(429)
Amount reclassified from accumulated other comprehensive loss	(306)
Period change	(735)

Balance at September 30, 2016	1,221

Balance at December 31, 2014	1,002
Other comprehensive income before reclassifications	1,529
Amount reclassified from accumulated other comprehensive income	(370)
Period change	1,159

Balance at March 31, 2015	2,161
Other comprehensive loss before reclassifications	(2,246)
Amount reclassified from accumulated other comprehensive loss	(396)
Period change	(2,642)

Balance at June 30, 2015	(481)
Other comprehensive income before reclassifications	1,306
Amount reclassified from accumulated other comprehensive income	(350)
Period change	956

Balance at September 30, 2015	475

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended September 30,
	2016	2015	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains reclassified into earnings	464	529	Gains on securities transactions, net
Related income tax expense	(158)	(179)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	306	350

(1) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Nine Months
	Ended September 30,
	2016	2015	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains reclassified into earnings	2,130	1,690	Gains on securities transactions, net
Related income tax expense	(724)	(574)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	1,406	1,116

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing diversity in practice. Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s statement of cash flows.

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

Results of Operations

Overview

The Corporation recorded net income of $2,077,000 and $5,633,000 for the three and nine-month periods ended September 30, 2016, a 12.1% and 14.6% increase respectively, from the $1,853,000 and $4,915,000 earned during the same periods in 2015. The earnings per share, basic and diluted, were $0.73 and $1.98 for the three and nine months ended September 30, 2016, compared to $0.65 and $1.72 for the same periods in 2015.

The primary reasons for the increase in earnings were an increase in net interest income and an increase in other income. The Corporation’s net interest income for the three and nine months ended September 30, 2016, increased from the same periods in 2015. Net interest income was $6,642,000 for the third quarter of 2016, compared to $5,833,000 for the same quarter in 2015, an $809,000, or 13.9% increase. The Corporation’s net interest income for the nine months ended September 30, 2016, was $18,254,000, compared to $17,458,000 for the same period in 2015, a $796,000, or 4.6% increase. The Corporation’s net interest margin was 3.22% for the third quarter of 2016, compared to 3.09% for the third quarter of 2015, compared to 3.04% and 3.10% for the respective year-to-date periods. Net interest margin was negatively affected by non-recurring accelerated amortization on called U.S. Sub-Agency bonds, which are discussed in more detail under the Net Interest Income section below.

Other operating income increased by $486,000, or 20.8%, and $1,629,000, or 23.5%, for the three and nine months ended September 30, 2016, compared to the same periods in the prior year. The increase for the three-month period ended September 30, 2016, was driven largely by an increase in mortgage gains, while both security and mortgage gains contributed to higher other operating income for the nine-month period ended September 30, 2016. Net gains on securities decreased by $65,000, or 12.3%, for the quarter-to-date period, but increased by $440,000, or 26.0%, for the nine-month period ended September 30, 2016, compared to the same period in 2015. Gains on the sale of mortgages increased by $331,000, or 146.5%, and $494,000, or 80.3%, for the three and nine months ended September 30, 2016, compared to the same periods in the prior year, primarily driven higher by increased volume in the second and third quarters of 2016. More detail is provided under the Other Income section under Results of Operations.

Partially offsetting the increased income mentioned above, operating expenses increased by $658,000, or 10.8%, and $1,515,000, or 8.2%, for the three and nine months ended September 30, 2016, compared to the same periods in the prior year. Personnel costs increased by $540,000, or 14.7%, and $1,175,000, or 10.6%, for each respective period due to new staff positions as well as higher benefit costs associated with new and existing staff. Salary and benefit costs were driven higher due to new hires for two new branch offices opened in 2016.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE increased for the three and nine months ended September 30, 2016, due to the increase in the Corporation’s income compared to the same periods in the prior year.

Key Ratios	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Return on Average Assets	0.87%	0.84%	0.81%	0.76%
Return on Average Equity	8.31%	7.90%	7.71%	7.05%

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

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In the first nine months of 2016, NII generated 68.1% of the Corporation’s gross revenue stream, which consists of net interest income and non-interest income, compared to 71.6% in the first nine months of 2015. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income. Without the impact of the accelerated amortization on the U.S. Sub-Agency bonds, the Corporation’s NII would have accounted for 69.9% of the gross revenue stream for the first nine months of 2016.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $524,000 and $1,570,000 for the three and nine months ended September 30, 2016, compared to $480,000 and $1,379,000 for the same periods in 2015.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	$	$	$	$
Total interest income	7,393	6,761	20,573	20,351
Total interest expense	751	928	2,319	2,893

Net interest income	6,642	5,833	18,254	17,458
Tax equivalent adjustment	524	480	1,570	1,379

Net interest income (fully taxable equivalent)	7,166	6,313	19,824	18,837

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect net interest income:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. Until December 16, 2015, the Federal funds rate had not changed since December 16, 2008. On December 16, 2015, the Federal funds rate was increased 25 basis points to 0.50%, from 0.25%. This period of seven years with extremely low and unchanged overnight rates was the lowest and longest in U.S. history. The impact has been lower margin to the Corporation and generally across the financial industry. The increase in December resulted in higher short-term U.S. Treasury rates, but the long-term rates have actually decreased since the Federal Reserve’s decision to increase rates, resulting in a flattening of the yield curve. This low rate environment continued through the third quarter of 2016, although there is a possibility that the Federal Reserve could increase overnight rates again later in 2016 or early in 2017. In anticipation of the next Fed rate increase, U.S. Treasury rates could increase throughout the next few months. Alternatively, the rate curve could flatten with higher short-term rates and no increase in the mid to long-term rates.

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

The fact that the Federal funds rate and the Prime rate had remained at these very low levels for seven years and only increased by 25 basis points in December of 2015 had made it difficult to grow the NII of the Corporation as a large portion of the Corporation’s loans are priced off of the Prime rate. Prime-based loans accounted for 34.3% of the loan portfolio as of September 30, 2016, and 31.0% as of December 31, 2015. The Corporation has grown interest earning assets at a fast pace in the first nine months of 2016, which has helped to grow interest income, but the non-recurring U.S. Sub-Agency accelerated amortization partially offset this growth, having a negative impact on margin. For the three months ended September 30, 2016, NII on a tax equivalent basis increased by $853,000, or 13.5%, and the Corporation’s margin showed an increase from 3.09% in 2015, to 3.22% in 2016. For the nine months ended September 30, 2016, NII on a tax equivalent basis increased by $987,000, or 5.2%, but the Corporation’s year-to-date margin showed a decline from 3.10% in 2015 to 3.04% in 2016. Factoring out the non-recurring Sub-Agency amortization, the quarterly margin as of September 30, 2016 would have been 3.30%, and the year-to-date margin would have been 3.30% both significant improvements over the prior year.

The prolonged extremely low short-term rates have enabled management to reduce the cost of funds on borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense, while the increase in the Prime rate in December of 2015 has increased the yield on the Corporation’s Prime-based loans. However, in this environment the Corporation’s fixed-rate loans and securities have generally repriced to lower rates as they mature or reach the end of their fixed rate period. This has occurred over the past seven years and continues to cause lower yields on the Corporation’s assets. Due to the increasing number of variable rate loans in the Corporation’s loan portfolio, the 25 basis-point increase in the Prime rate in December 2015 did have a positive effect on the loan interest income in the first nine months of 2016. If the Fed increases rates again in the latter part of the year, NII will see another increase.

Security yields fluctuate more rapidly than loan yields based primarily on the changes to the U.S. Treasury rates and yield curve. With lower U.S. Treasury rates on average in the first nine months of 2016 compared to 2015, most of the security reinvesting was occurring at lower rates. As the volume of securities sold at gains continued at a higher level, this also resulted in more reinvestment at lower rates. Management did generally direct a large portion of the security sale proceeds into loan growth particularly in the fourth quarter of 2015 and the first quarter of 2016 when loan growth was significant. The Corporation’s loan yield has continued to decline slightly as new loans are occurring at among the lowest loan rates of this interest rate cycle. Partially offsetting these lower rates on new loans, the increased rate on Prime-based loans is having a positive impact on yield. Management does price above the Prime rate on variable rate loans, which helps with loan yield, however, these rates on average are still lower than the typical fixed rate loan. An element of the Corporation’s Prime-based commercial loans is priced above the Prime rate based on the level of credit risk of the borrower. Additionally, a minority of the Corporation’s variable-rate consumer loans are currently priced above Prime. Nearly all of the Corporation’s variable rate consumer loans are in the form of home equity lines of credit where nearly 40% of these lines are priced above the Prime rate. This has been a growing product for the Corporation, with balances of $50.3 million as of September 30, 2016, compared to balances of $37.4 million as of December 31, 2015. Both commercial and consumer Prime-based pricing continues to be driven largely by local competition.

Mid-term and long-term interest rates on average were lower in the first nine months of 2016 compared to 2015. The average rate of the 10-year U.S. Treasury was 1.74% in the first nine months of 2016 compared to 2.12% in the first nine months of 2015, and it stood at 1.60% on September 30, 2016, compared to 2.06% at September 30, 2015. The slope of the yield curve was already compressed, but with the Fed rate increase in December of 2015, there was even less slope between the short end and long end of the curve. There was only a difference of 110 basis points between overnight rates and the 10-year U.S. Treasury as of September 30, 2016, compared to 181 basis points as of September 30, 2015. With a flatter yield curve and lower mid and long-term interest rates, management was not able to increase loan rates to improve yield although the 25 basis point increase in the Prime rate did act to increase the yield on Prime-based variable rate loans. Additionally, with lower rates, security amortization increased and yields on new purchases were low resulting in a lower overall securities yield. As a result, the Corporation’s asset yield continued to decline.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

While it is becoming increasingly difficult to achieve savings on the Corporation’s overall cost of funds, management was still achieving savings on select long-term CDs and repricing FHLB borrowings through the third quarter of 2016. It is not anticipated that interest rates on interest bearing core deposits can be reduced further in 2016 as these rates have already been reduced significantly over the course of the past few years. While CD rate reductions are also limited, there are still small savings to be achieved in CDs repricing down from higher rates five years ago. Borrowing costs and the wholesale borrowing curves that they are based on generally follow the direction and slope of the U.S. Treasury curve. However, these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation was able to refinance most borrowings at lower rates in 2015 and in the first nine months of 2016.

Management currently anticipates that the overnight interest rate and Prime rate could be increased in the fourth quarter of 2016 although the next interest rate increase may not occur until early 2017. It is likely that the mid and long-term Treasury rates could increase throughout the remainder of the year in anticipation of additional Federal Reserve rate movements. This would allow management to achieve higher earnings on assets if the opportunity for higher yielding securities and the ability to price new loans at higher market rates occurred. If the Federal Reserve would act to increase overnight rates, it is also possible that the yield curve could flatten more, making it more difficult for management to lend out or reinvest at higher interest rates out further on the yield curve. Should another Federal Reserve rate increase occur in late 2016, management would likely have to begin increasing deposit rates to remain competitive in the market. To protect funding costs, management would desire to defer on any deposit rate increases after a Federal Reserve rate increase until competitive forces make that necessary.

Generally, a flatter yield curve is not conducive to increasing net interest margin and net interest income. However, the Corporation has benefited from a gradual increase in the amount of variable rate loans. Over 34% of the Corporation’s loans are variable rate, which would reprice to a higher rate based on the Prime rate with any Federal Reserve increase. Higher amounts of variable rate loans would help in the event of a flatter yield curve, but would likely not be sufficient alone to offset higher funding costs if short-term rates were to increase materially and deposit rates had to be increased.

The Corporation’s margin was 3.22% for the third quarter of 2016, a 13 basis-point increase from the 3.09% for the third quarter of 2015. For the year-to-date period, the Corporation’s margin was 3.04%, compared to 3.10% in the prior year, a decline of 6 basis points. The margin decline for the year-to-date period was due to $1,681,000 of non-recurring accelerated amortization on U.S. Sub-Agency bonds that reduced interest income on securities. Without this event, NIM would have been 3.30% for the third quarter of 2016, and 3.30% for the nine months ended September 30, 2016.

In the first quarter of 2016, CoBank, a farm Credit System Bank, regulated by the Farm Credit Administration (FCA), a U.S. Government Sponsored Enterprise (GSE), announced on March 11, 2016, they were prematurely calling their 7.875% notes maturing April 16, 2018, on April 15, 2016, using an extra ordinary redemption provision. CoBank based their call on a regulatory event occurring. This event caught the Corporation, specifically, and many in the investment community generally by surprise as the holders viewed the instruments as not generally callable and this marked the first instance that such a call was conducted on these securities. This call required that the Corporation accelerate the amortization on these bonds causing an additional $479,000 of amortization in the nine months ended September 30, 2016.

The Corporation was also made aware on April 26, 2016 of AgriBank’s intention to conduct a regulatory par call on their 9.125% notes maturing on July 15, 2019, with the call date of July 15, 2016. Similar to CoBank, AgriBank is a co-operative of the FCA and a U.S. GSE. The Corporation owned $6.4 million par value of the AgriBank issue maturing on July 15, 2019, with a book value of $7.7 million. As a result of this par call notice, management had accelerated amortization of $1,202,000 of premium on the AgriBank bond in the nine months ended September 30, 2016. The Corporation’s net interest income and margin were negatively impacted to a significant degree as a result of these two U.S. Sub-Agency calls.

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

As shown in the tables that follow, interest income, on an FTE basis increased by $676,000, or 9.3%, and $413,000, or 1.9%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. Interest expense decreased by $177,000, or 19.1%, and $574,000, or 19.8%, for the three and nine-month periods when comparing both years, resulting in an $853,000, or 13.5% increase, and $987,000, or 5.2% increase, in net interest income on an FTE basis for both periods.

The following tables show a more detailed comparative analysis of net interest income on an FTE basis for both the three-month and nine-month periods ended September 30, 2016. They are shown with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities. Additionally, the analysis provides the net interest spread and the net yield on interest earning assets. The net interest spread is the difference between the yield on interest earning assets and the interest rate paid on interest bearing liabilities. The net interest spread has the deficiency of not giving credit for the non-interest bearing funds and capital used to fund a portion of the total interest earning assets. For this reason, Management emphasizes the net yield on interest earning assets, also referred to as the net interest margin (NIM). The NIM is calculated by dividing net interest income on an FTE basis into total average interest earning assets. The NIM is generally the benchmark used by analysts to measure how efficiently a bank generates NII.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended September 30,
	2016			2015
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	25,973	39	0.60	23,619	18	0.31

Securities available for sale:
Taxable	183,607	608	1.32	200,276	782	1.56
Tax-exempt	113,566	1,444	5.09	100,121	1,265	5.05
Total securities (d)	297,173	2,052	2.76	300,397	2,047	2.73

Loans (a)	560,576	5,766	4.11	488,188	5,118	4.20

Regulatory stock	4,936	60	4.86	4,179	58	5.55

Total interest earning assets	888,658	7,917	3.56	816,383	7,241	3.55

Non-interest earning assets (d)	64,291			58,715

Total assets	952,949			875,098

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	192,147	72	0.15	160,499	74	0.18
Savings deposits	166,111	21	0.05	141,585	19	0.05
Time deposits	165,638	416	1.01	192,176	521	1.09
Borrowed funds	73,411	242	1.32	74,216	314	1.69
Total interest bearing liabilities	597,307	751	0.50	568,476	928	0.65

Non-interest bearing liabilities:

Demand deposits	253,527			210,642
Other	2,683			2,902

Total liabilities	853,517			782,020

Stockholders' equity	99,432			93,078

Total liabilities & stockholders' equity	952,949			875,098

Net interest income (FTE)		7,166			6,313

Net interest spread (b)			3.06			2.90
Effect of non-interest
bearing deposits			0.16			0.19
Net yield on interest earning assets (c)			3.22			3.09

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $863,000 as of September 30, 2016, and $544,000 as of September 30, 2015.  Such fees and costs recognized through income and included in the interest amounts totaled ($99,000) in 2016, and ($58,000) in 2015.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2016			2015
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	22,635	94	0.55	22,609	51	0.30

Securities available for sale:
Taxable	185,399	802	0.58	203,177	2,623	1.72
Tax-exempt	107,556	4,176	5.18	95,515	3,619	5.05
Total securities (d)	292,955	4,978	2.27	298,692	6,242	2.79

Loans (a)	548,492	16,898	4.11	484,329	15,208	4.19

Regulatory stock	4,724	173	4.88	3,850	229	7.93

Total interest earning assets	868,806	22,143	3.40	809,480	21,730	3.58

Non-interest earning assets (d)	62,200			58,123

Total assets	931,006			867,603

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	183,852	204	0.15	158,233	214	0.18
Savings deposits	160,506	62	0.05	139,111	55	0.05
Time deposits	169,478	1,302	1.03	195,215	1,629	1.12
Borrowed funds	75,090	751	1.34	73,492	995	1.81
Total interest bearing liabilities	588,926	2,319	0.53	566,051	2,893	0.68

Non-interest bearing liabilities:

Demand deposits	241,786			205,443
Other	2,700			2,837

Total liabilities	833,412			774,331

Stockholders' equity	97,594			93,272

Total liabilities & stockholders' equity	931,006			867,603

Net interest income (FTE)		19,824			18,837

Net interest spread (b)			2.87			2.90
Effect of non-interest
bearing deposits			0.17			0.20
Net yield on interest earning assets (c)			3.04			3.10

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $796,000 as of September 30, 2015, and $496,000 as of September 30, 2015.  Such fees and costs recognized through income and included in the interest amounts totaled ($275,000) in 2016, and ($153,000) in 2015.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s interest income increased and interest expense decreased for the quarter-to-date period in 2016 compared to 2015 resulting in a higher NIM of 3.22% for the third quarter of 2016, compared to 3.09% for the third quarter of 2015. For the year-to-date period, interest income did not increase as fast as earning asset balances increased and the decrease in interest expense was not enough to offset the smaller increase in interest income, resulting in a NIM of 3.04% for the nine months ended September 30, 2016, compared to 3.10% for the same period in 2015. The yield earned on assets increased by one basis point for the quarter and decreased by 18 basis points for the year-to-date period while the rate paid on liabilities dropped 15 basis points for both periods. Because the Corporation’s interest-earning assets are significantly larger than interest-bearing liabilities, there was a greater decline in interest income than interest expense for the year-to-date period. Management does anticipate improvements in NIM during the remainder of 2016 without additional non-recurring amortization events affecting the securities portfolio. Loan yields were at historically low levels during 2015 and in the first nine months of 2016 due to the extended low-rate environment as well as extremely competitive pricing for the loan opportunities in the market. It is anticipated that these yields will improve slightly throughout the remainder of 2016 and in 2017 as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. The growth in the loan portfolio made up for the decrease in interest income due to lower yields. The Corporation’s loan yield decreased eight basis points in the third quarter of 2016 compared to the third quarter of 2015 and eight basis points when comparing the year-to-date periods in both years. Despite the lower yields, the growth in the loan portfolio resulted in interest income on loans increasing $648,000, or 12.7%, and $1,690,000, or 11.1%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015.

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

Earnings and yields on the Corporation’s securities increased by three basis points for the three months ended September 30, 2016, but decreased by 52 basis points for the nine months ended September 30, 2016, compared to the same periods in 2015. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. The Corporation’s taxable securities experienced a 24 basis-point decrease in yield for the three months ended September 30, 2016, and a 114 basis-point decrease in yield for the nine months ended September 30, 2016, compared to the same periods in 2015. This was largely due to the previously discussed accelerated amortization event that caused a significant decline in interest income for the first nine months of 2016. Additionally, most security reinvestment in the past few years has been occurring at lower rates and regular amortization has been higher in recent years due to the low interest rate environment. These variables have caused taxable security yields to decline significantly. Meanwhile, the yield on tax-exempt securities increased by four basis points for the third quarter of 2016, and 13 basis points for the year-to-date period compared to the same periods in 2015. The yields on these tax-exempt municipal bonds are not as quick to follow changes in the U.S. Treasury rates. They have been relatively stable despite movements in the 10-year U.S. Treasury from one year ago. As the 10-year U.S. Treasury rates declined, the spreads available on these securities increased, resulting in similar yields. Management was also selling out of lower yielding municipal bonds in an effort to improve overall municipal bond yield.

In the current rate environment with short-term rates extremely low and with small rate differences for longer-term deposits, the consumer is electing to stay short and maintain funds in accessible deposit instruments. As a result, the customer prefers keeping balances in both non-interest and interest bearing checking products and savings accounts. In addition to the consumer staying liquid with their available funds, there has been a general trend of funds flowing from time deposit accounts into both non-interest checking, NOW and savings accounts. The average balance of the Corporation’s interest bearing liabilities increased during the nine months ended September 30, 2016. The average balance of time deposits declined during this period compared to 2016, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits, causing total interest bearing funds to increase. However, with more of the interest bearing funds in the form of NOW, MMDA, and savings accounts the average interest rate paid on these instruments is significantly less than what is paid on time deposits, resulting in less interest expense.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Interest expense on deposits declined by $105,000, or 17.1%, and $330,000, or 17.4%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. Demand and savings deposits reprice in entirety whenever the offering rates are changed. This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels. The annualized rate on interest bearing demand accounts was 0.15% for the three and nine-month periods ended September 30, 2016, compared to 0.18% for the prior year’s periods. For the third quarter of 2016, the average balances of interest bearing demand deposits increased by $31.6 million, or 19.7%, over the same period in 2015, while the average balance of savings accounts increased by $24.5 million, or 17.3%. For the nine months ended September 30, 2016, the average balances of interest bearing demand deposits increased by $25.6 million, or 16.2%, over the same period in 2015, while the average balance of savings accounts increased by $21.4 million, or 15.4%. This increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2016 compared to 2015.

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During the nine months ended September 30, 2016, time deposit balances decreased compared to balances at September 30, 2015. The decrease can be attributed to the lowest rates paid historically on time deposits, which has caused the differential between time deposit rates and rates on non-maturity deposits to be minimal. As a result, customers have elected to keep more of their funds in non-maturity deposits and less funds in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a lower cost and more balanced deposit funding position. The Corporation was able to reduce interest expense on time deposits by $105,000, or 20.2%, for the third quarter of 2016, compared to the same period in 2015, and by $327,000, or 20.1%, for the nine months ended September 30, 2016, compared to the same period in 2015. Average balances of time deposits decreased by $26.5 million, or 13.8%, for the three months ended September 30, 2016, and $25.7 million, or 13.2%, for the nine months ended September 30, 2016, compared to the same periods in 2015. The average annualized interest rate paid on time deposits decreased by eight basis points for the three-month period and nine basis points for the nine-month period when comparing both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. Average short-term advances of $10,052,000 and $11,131,000 were utilized in the three and nine months ended September 30, 2016, while average short-term advances of $8,915,000 and $7,779,000 were utilized in the three and nine months ended September 30, 2015. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. Average total borrowings decreased by $805,000, or 1.1%, and increased by $1.6 million, or 2.2%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. Interest expense on borrowed funds was $72,000, or 22.9% lower, and $244,000, or 24.5% lower, for the three and nine-month periods when comparing 2016 to 2015, as a result of management refinancing maturing long-term advances to lower rates.

For the quarter ended September 30, 2016, the net interest spread increased 16 basis points to 3.06%, from 2.90% for the third quarter of 2015. For the nine months ended September 30, 2016, the net interest spread decreased three basis points to 2.87%, from 2.90% for the nine months ended September 30, 2015. The effect of non-interest bearing funds dropped three basis points for the three and nine-month periods compared to the same periods in the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between non-interest bearing funds and interest bearing liabilities. For example, if an interest checking account with $10,000 earns 1%, the benefit for $10,000 of non-interest bearing deposits is equivalent to $100; but if the interest checking rate is reduced to 0.20%, then the benefit of the non-interest bearing funds is only $20. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Provision for Loan Losses

The allowance for loan losses (ALLL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ALLL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a provision expense of $200,000 for the three and nine months ended September 30, 2016, compared to a credit provision of $150,000 for the three months ended September 30, 2015, and provision expense of $150,000 for the nine months ended September 30, 2015. The analysis of the ALLL takes into consideration, among other things, the following factors:

•	levels and trends in delinquencies, nonaccruals, charge-offs and recoveries,
•	trends within the loan portfolio,
•	changes in lending policies and procedures,
•	experience of lending personnel and management oversight,
•	national and local economic trends,
•	concentrations of credit,
•	external factors such as legal and regulatory requirements,
•	changes in the quality of loan review and board oversight, and
•	changes in the value of underlying collateral.

Increased loan growth required more provision expense for both periods in 2016, however the increase was limited due to $157,000 of net recoveries in the first nine months of 2016, compared to $185,000 of net charge-offs for the same period in 2015.

During the first nine months of 2015, due to increased charge-offs which resulted in higher historical loss factors as well as significant loan portfolio growth, the Corporation recorded a provision expense of $150,000 to bring the allowance to requisite levels. Management closely tracks delinquent, non-performing, and classified loans as a percentage of capital and of the loan portfolio.

As of September 30, 2016, total delinquencies represented 0.45% of total loans, compared to 0.49% as of September 30, 2015. These ratios are extremely low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The prolonged economic downturn, including devaluation of residential and commercial real estate, had stressed these ratios in past periods. Valuations have recently shown improvements and the levels of classified loans have declined significantly, well below levels experienced in years prior to 2013. The delinquency and classified loan information is utilized in the quarterly ALLL calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. The level of actual charge-offs relative to the amount of recoveries can also have a significant impact on the provision. Management had recoveries that exceeded charge-offs by $157,00 in the first nine months of 2016.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

In the first nine months of 2016, qualitative factors were adjusted based on current information regarding delinquency, economic conditions, and other factors. Changes in qualitative factors were unchanged for two loan pools, while they increased for six pools and declined for one. Adjustments to the qualitative factors were minor in nature.

Management also monitors the allowance as a percentage of total loans. The percentage of the allowance to total loans has decreased since September 30, 2015 and December 31, 2015, but remains comparable with the peer group. As of September 30, 2016, the allowance as a percentage of total loans was 1.31%, down from 1.36% at December 31, 2015, and 1.44% at September 30, 2015. Management continues to evaluate the allowance for loan losses in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the allowance for loan losses is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Other Income

Other income for the third quarter of 2016 was $2,828,000, an increase of $486,000, or 20.8%, compared to the $2,342,000 earned during the third quarter of 2015. For the year-to-date period ended September 30, 2016, other income totaled $8,566,000, an increase of $1,629,000, or 23.5%, compared to the same period in 2015. The following tables detail the categories that comprise other income.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015
	$	$	$	%

Trust and investment services	344	250	94	37.6
Service charges on deposit accounts	285	277	8	2.9
Other service charges and fees	304	256	48	18.8
Commissions	552	520	32	6.2
Gains on securities transactions, net	464	529	(65)	(12.3)
Gains on sale of mortgages	557	226	331	146.5
Earnings on bank owned life insurance	210	196	14	7.1
Other miscellaneous income	112	88	24	27.3

Total other income	2,828	2,342	486	20.8

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015
	$	$	$	%

Trust and investment services	1,104	921	183	19.9
Service charges on deposit accounts	820	807	13	1.6
Other service charges and fees	824	612	212	34.6
Commissions	1,611	1,488	123	8.3
Gains on securities transactions, net	2,130	1,690	440	26.0
Gains on sale of mortgages	1,109	615	494	80.3
Earnings on bank owned life insurance	604	530	74	14.0
Other miscellaneous income	364	274	90	32.8

Total other income	8,566	6,937	1,629	23.5

Trust and investment services income increased $94,000, or 37.6%, and $183,000, or 19.9%, for the three and nine months ended September 30, 2016, compared to the same periods last year. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the third quarter of 2016, traditional trust income increased by $82,000, or 51.4%, while income from alternative investments increased by $12,000, or 13.3%, compared to the third quarter of 2015. For the nine months ended September 30, 2016, traditional trust services income increased by $131,000, or 21.2%, while income from alternative investment services increased by $52,000, or 17.0%, compared to the same period in 2015. Trust income was up for both periods as a result of both higher fees and higher valuations for trust assets under management. Investment services income is dependent on new investment activity derived from the period and was up for both the three-month and nine-month periods in both years. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, small business planning, and personal investment services in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Other service charges and fees increased by $48,000, or 18.8%, and $212,000, or 34.6%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. The quarterly and year-to-date increase is primarily due to an increase in loan administration fees that were higher by $21,000, or 25.3%, for the three-month period ended September 30, 2016, and $76,000, or 38.0%, for the nine-month period ended September 30, 2016, compared to the same periods in the prior year. A significant increase in mortgage volume is being generated through the mortgage expansion and was the primary reason for these increased fees. Fees for 30-year mortgage originations increased by $9,000, or 14.5%, and $91,000, or 92.0%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. The other service charges and fees area is expected to continue to grow at a faster pace than other elements of the Corporation’s fees but the percentage increase will decline going forward. The large increase in this area was primarily a function of mortgage activity being strong in the first nine months of 2016, compared to a weaker prior year’s period that was early on in the mortgage department expansion. As mortgage volume numbers increase, the percentage increases will decline. Various other fee income categories increased or decreased to lesser degrees making up the remainder of the variance compared to the prior year.

Commissions increased by $32,000, or 6.2%, and $123,000, or 8.3%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. This was primarily caused by debit card interchange income, which increased by $29,000, or 6.4%, and $80,000, or 6.0%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. The interchange income is a direct result of the volume of debit card transactions processed and this income increases as customer accounts increase or as customers utilize their debit cards to a higher degree. Additionally, commissions from Bankers Settlement Services were comparable for the quarter-to-date periods in both years, but increased by $38,000, or 162.7%, for the nine months ended September 30, 2016, compared to the same period in 2015.

For the three months ended September 30, 2016, $464,000 of gains on securities transactions were recorded compared to $529,000 for the same period in 2015, a decrease of $65,000, or 12.3%. For the nine months ended September 30, 2016, $2,130,000 of gains on securities transactions were recorded compared to $1,690,000 for the nine months ended September 30, 2015, an increase of $440,000, or 26.0%. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses recorded by the Corporation depend heavily on market pricing and the volume of security sales. Generally, the lower U.S. Treasury yields go, the more management will be motivated to pursue taking gains from the sale of securities. However, these market opportunities are evaluated subject to the Corporation’s other asset liability measurements and goals. The yield curve in the first nine months of 2016 and 2015 provided opportunities to take significant gains out of the portfolio and the gains in 2016 were higher than those recorded in the first nine months of 2015. Management also executed more gains in the first nine months of 2016 primarily to help offset the non-recurring Sub-U.S. Agency amortization of $1,681,000. Market timing was favorable as the bond market was stronger in price with loan growth also strong, so management did not have to reinvest a significant amount of the proceeds from the sale of securities.

Gains on the sale of mortgages were $557,000 for the three-month period ended September 30, 2016, compared to $226,000 for the same period in 2015, a $331,000, or 146.5% increase. Gains on the sale of mortgages for the nine months ended September 30, 2016, increased by $494,000, or 80.3%, compared to the same period in 2015. Secondary mortgage financing activity drives the gains on the sale of mortgages, and the activity in the first nine months of 2016 was at increased levels due to the focus on the mortgage area as well as low mortgage rates. Market rates were significantly higher in the first nine months of 2015, namely due to the fact that the 10-year U.S. Treasury, which provides general guidance for mortgage pricing, averaged 2.12% compared to 1.74% in the first nine months of 2016. Management anticipates that gains should continue at these higher levels throughout 2016 with the continued increased focus to grow the Corporation’s mortgage origination activity and the current very low level of market interest rates.

For the three months ended September 30, 2016, earnings on bank-owned life insurance (BOLI) increased by $14,000, or 7.1%, and for the nine months ended September 30, 2016, earnings on BOLI increased by $74,000, or 14.0%, compared to the same periods in 2015. This was due to an additional investment of $2.5 million made in BOLI in May of 2015, covering new officers hired since the previous BOLI investment. The amount of BOLI income is dependent upon the actual return of the policies, the insurance cost components, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The miscellaneous income category increased by $24,000, or 27.3%, for the three months ended September 30, 2016, and $90,000, or 32.8%, for the nine months ended September 30, 2016, compared to the same periods in 2015. For the quarter-to-date period, income of $17,000 was recorded in 2016 to reduce the provision for off balance sheet credit losses with no income recorded for the quarter-to-date period in 2015. For the year-to-date period, income of $106,000 was recorded in 2016 compared to income of $36,000 in 2015 to reduce the provision for off balance sheet credit losses. There were no losses on the sale of OREO for the three or nine months ended September 30, 2016, compared to losses of $10,000 and $30,000 for the three and nine months ended September 30, 2015.

Operating Expenses

Operating expenses for the third quarter of 2016 were $6,748,000, an increase of $658,000, or 10.8%, compared to the $6,090,000 for the third quarter of 2015. For the year-to-date period ended September 30, 2016, operating expenses totaled $19,942,000, an increase of $1,515,000, or 8.2%, compared to the same period in 2015. The following tables provide details of the Corporation’s operating expenses for the three and nine-month periods ended September 30, 2016, compared to the same periods in 2015.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015
	$	$	$	%
Salaries and employee benefits	4,219	3,679	540	14.7
Occupancy expenses	555	508	47	9.3
Equipment expenses	276	283	(7)	(2.5)
Advertising & marketing expenses	120	96	24	25.0
Computer software & data processing expenses	471	407	64	15.7
Bank shares tax	227	195	32	16.4
Professional services	380	322	58	18.0
Other operating expenses	500	600	(100)	(16.7)
Total Operating Expenses	6,748	6,090	658	10.8

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015
	$	$	$	%
Salaries and employee benefits	12,230	11,055	1,175	10.6
Occupancy expenses	1,584	1,586	(2)	(0.1)
Equipment expenses	811	849	(38)	(4.5)
Advertising & marketing expenses	422	412	10	2.4
Computer software & data processing expenses	1,345	1,165	180	15.5
Bank shares tax	680	586	94	16.0
Professional services	1,207	1,077	130	12.1
Other operating expenses	1,663	1,697	(34)	(2.0)
Total Operating Expenses	19,942	18,427	1,515	8.2

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise 61% of the Corporation’s total operating expenses. For the three months ended September 30, 2016, salaries and benefits increased $540,000, or 14.7%, from the same period in 2015. For the nine months ended September 30, 2016, salaries and benefits increased $1,175,000, or 10.6%, compared to the nine months ended September 30, 2015. Salaries increased by $438,000, or 15.9%, and employee benefits increased by $102,000, or 11.2%, for the three months ended September 30, 2016, compared to the same period in 2015. For the nine months ended September 30, 2016, salary expense increased by $893,000, or 10.9%, while employee benefits increased by $282,000, or 9.8%, compared to the nine months ended September 30, 2015. Salary and benefit expenses are growing because of the expansion of the branch network as well as the mortgage and commercial lending departments and other support positions within the bank. The Corporation opened a full-service office in Morgantown, PA in June of 2016 and a drive through/walk-up office in Georgetown, PA in September of 2016. The opening of these two offices increased the Corporation’s branch network from ten branches to twelve. Additional lenders and support staff have been added to cover this expanded market area.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Occupancy expenses increased $47,000, or 9.3%, and decreased $2,000, or 0.1%, for the three and nine months ended September 30, 2016, compared to the same periods in the prior year. Utilities costs increased by $12,000, or 8.1%, and decreased by $2,000, or 0.5%, when comparing the three and nine months ended September 30, 2016, to the same periods in the prior year. Building repair and maintenance costs increased by $10,000, or 28.0%, and $13,000, or 15.4%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. Landscaping expenses increased by $10,000, or 43.1%, and $26,000, or 43.1%, for the quarter and year-to-date periods when comparing 2016 to 2015. Cleaning services expense decreased $4,000, or 11.7%, and $21,000, or 21.1%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. Other categories of occupancy expenses increased or decreased to lesser degrees making up the remainder of the variance.

Equipment expenses decreased by $7,000, or 2.5%, and $38,000, or 4.5%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. Furniture and equipment depreciation costs decreased by $19,000, or 9.5%, and $29,000, or 4.9%, for the three and nine months ended September 30, 2016, compared to the same periods in the prior year. Equipment service contract expenses increased by $3,000, or 5.9%, for the three-month period, and decreased by $7,000, or 3.7%, for the nine-month period ended September 30, 2016, compared to the same periods in 2015.

Advertising and marketing expenses increased by $24,000, or 25.0%, and $10,000, or 2.4%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses increased by $20,000, or 30.6%, for the three months ended September 30, 2016, but decreased by $25,000, or 8.7%, for the nine months ended September 30, 2016, compared to the same periods in the prior year. Public relations expenses increased by $4,000, or 12.3%, and $34,000, or 27.8%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is highly dependent upon the execution of those strategies.

Computer software and data processing expenses increased by $64,000, or 15.7%, for the first quarter of 2016, and $180,000, or 15.5%, for the nine months ended September 30, 2016, compared to the same periods in 2015. Software-related expenses were up $68,000, or 36.5%, and $178,000, or 32.5%, for the three and nine months ended September 30, 2016, compared to the same periods in the prior year, primarily as a result of increased amortization on existing software as well as purchases of new software platforms to support the strategic initiatives of the Corporation. These fees are likely to continue to increase throughout the remainder of 2016 as new software platforms are installed and the cost of annual maintenance contracts increases.

The Pennsylvania Bank shares tax expense increased $32,000, or 16.4%, and $94,000, or 16.0%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations, calculated on a quarter ending basis. The shares tax calculation in 2014 changed to using a year-end balance of shareholders’ equity, less tax-exempt U.S. obligations multiplied by a tax rate of 0.89%. The tax rate was 1.25% in 2013 and prior years, resulting in a lower tax amount. However, as a result of the most recent Pennsylvania budget, that tax rate will be increased to 0.95% effective for years beginning in 2016 forward, so management elected to change our tax accrual in the first quarter of 2016 causing the increase over the prior year’s periods.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Professional services expense increased $58,000, or 18.0%, and $130,000, or 12.1%, for the three and nine-month periods ended September 30, 2016, compared to the same periods in 2015. These services include accounting and auditing fees, legal fees, and fees for other third-party services. Trust department processing fees increased by $7,000 and $56,000, for the three and nine months ended September 30, 2016, compared to the same periods in the prior year. Shareholder expenses were $22,000 higher for the third quarter of 2016 compared to the prior year’s period while year-to-date expense was only up $11,000. Legal fees were $18,000 higher for the third quarter of 2016, compared to the same period of 2015, however unchanged for the year-to-date period. Courier services increased by $7,000, or 102.4%, and $8,000, or 42.2%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015 as a result of courier services provided to customers in our new branch communities. Other outside service fees did not change materially for the quarter-to-date periods, but increased by $27,000, or 5.9%, for the nine months ended September 30, 2016, compared to the year-to-date period in 2015. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Other operating expenses decreased by $100,000, or 16.7%, and by $34,000, or 2.0%, for the three and nine months ended September 30, 2016 respectively, compared to the same periods in 2015. The expense to adjust the provision for off balance sheet credit losses was $111,000 in the third quarter of 2015 representing the year-to-date amount as well with no similar expense in the third quarter of 2016, and only $22,000 of expense for the year-to-date period ended September 30, 2016, representing lower expenses in 2016 compared to 2015. General insurance costs decreased $12,000, or 25.9%, and $27,000, or 21.0%, for the three and nine months ended September 30, 2016, compared to the same periods in the prior year. Partially offsetting these decreases, delinquent loan expenses were higher by $19,000 for the quarter and $44,000 for the year-to-date period when comparing both years. Expenses for operating supplies were comparable for the quarter-to-date periods, but higher by $18,000, or 11.5%, for the year-to-date period ended September 30, 2016, compared to the prior year.

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes. For the three and nine months ended September 30, 2016, the Corporation recorded Federal income tax expense of $445,000 and $1,045,000, compared to tax expense of $382,000 and $903,000 for the three and nine months ended September 30, 2015. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and BOLI income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate. The effective tax rate is calculated by dividing the Corporation’s provision for Federal income taxes on the Consolidated Statements of Income by the income before income taxes for the applicable period.

The effective tax rate for the Corporation was 17.6% for the three months ended September 30, 2016, and 15.6% for the nine months ended September 30, 2016, compared to 17.1% and 15.5% for the same periods in 2015. The Corporation’s effective tax rate has historically been maintained at low levels primarily due to a relatively high level of tax-free municipal bonds held in the securities portfolio. The fluctuation of the effective tax rate will occur as a result of total tax-free revenue as a percentage of total revenue.

The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation’s Holding Company has very limited taxable corporate net income activities. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is subject to Pennsylvania Bank Shares Tax. Like Federal Corporate income tax, the Pennsylvania Bank Shares Tax is a significant expense for the Corporation, amounting to $227,000 in the third quarter of 2016 and $680,000 for the nine months ended September 30, 2016, compared to $195,000 and $586,000 for the same periods in 2015. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair value. As of September 30, 2016, the Corporation had $298.1 million of securities available for sale, which accounted for 30.7% of assets, compared to 32.0% as of December 31, 2015, and 32.2% as of September 30, 2015. Based on ending balances, the securities portfolio increased 7.1% from September 30, 2015, and 3.0% from December 31, 2015.

The securities portfolio was showing a net unrealized gain of $1,850,000 as of September 30, 2016, compared to an unrealized loss of $382,000 as of December 31, 2015, and an unrealized gain of $720,000 as of September 30, 2015. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates. The 10-year U.S. Treasury yield was 2.06% as of September 30, 2015, 2.27% as of December 31, 2015, and declined throughout the first nine months of 2016 to 1.60% as of September 30, 2016. The lower Treasury rates have caused an improvement in market valuation, which has resulted in the unrealized gain recorded at September 30, 2016, compared to unrealized losses at December 31, 2015 and smaller unrealized gains as of September 30, 2015.

The table below summarizes the Corporation’s cost, unrealized gain or loss position, and fair value for each sector of the securities available for sale portfolio for the periods ended September 30, 2016, December 31, 2015, and September 30, 2015.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
September 30, 2016
U.S. government agencies	33,088	(11)	33,077
U.S. agency mortgage-backed securities	50,160	31	50,191
U.S. agency collateralized mortgage obligations	34,940	98	35,038
Corporate bonds	53,751	158	53,909
Obligations of states and political subdivisions	118,515	1,452	119,967
Total debt securities	290,454	1,728	292,182
Marketable equity securities	5,835	122	5,957
Total securities available for sale	296,289	1,850	298,139

December 31, 2015
U.S. government agencies	29,829	(138)	29,691
U.S. agency mortgage-backed securities	42,288	(308)	41,980
U.S. agency collateralized mortgage obligations	48,140	(809)	47,331
Corporate bonds	63,825	(520)	63,305
Obligations of states and political subdivisions	100,208	1,375	101,583
Total debt securities	284,290	(400)	283,890
Marketable equity securities	5,515	18	5,533
Total securities available for sale	289,805	(382)	289,423

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

Interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income securities portfolio. There are also a number of other market factors that impact bond prices. In terms of the likelihood of interest rate changes, it is possible the Federal Reserve may still act to increase rates in late 2016. During 2016, there was increased foreign market turmoil with several major European countries experiencing negative yields for mid and longer term notes. This resulted in foreign investors seeking U.S. Treasury debt as a safe haven and drove U.S. Treasury yields to new record lows early in the third quarter of 2016. Treasury rates have increased from those record lows, but are still low based on historical data. This makes it more likely that U.S. Treasury rates could experience an increase going forward. Beyond interest rate movements, there are also a number of other factors that influence bond pricing including regulatory changes, financial performance of issuers, changes to credit rating or insurers of bonds, changes in market perception of certain classes of securities, and many more. Management monitors the changes in interest rates and other market influences to assist in management of the securities portfolio.

Any material increase in market interest rates would have a negative impact on the Corporation’s debt securities. The impact will vary according to the length and structure of each sector. The Federal Reserve increased the Fed funds rate by 25 basis points in December of 2015 but it is not known when the Federal Reserve will act to increase the Fed funds rate again. The increase in December did not result in higher mid and long-term Treasury rates, but actually resulted in lower rates and a flatter yield curve. While management is planning for mid-term and long-term interest rates to increase late in 2016, it is possible they would not increase to the same magnitude that short-term rates will increase resulting in an even flatter yield curve. With the 10-year U.S. Treasury yield at 1.60% as of September 30, 2016, any significant increase in this rate would have a negative impact on the Corporation’s obligations of states and political subdivisions, referred to as municipal bonds. The municipal bond sector is the largest of the portfolio and, as a result, management will closely monitor the 10-year U.S. Treasury yield due to its impact on these securities. The other sectors of the portfolio have shorter lives and duration and would be more influenced by the 2-year and 5-year U.S. Treasury rates. It is anticipated that the current unrealized gains will dissipate and unrealized losses will be incurred when market rates do begin to increase, either in anticipation of a Federal Reserve rate move, or after the next Federal rate move.

Management had been reducing portfolio effective duration steadily since the end of 2013, with levels hitting most recent lows on June 30, 2016. Effective duration is a measurement of the length of the securities portfolio with a higher level indicating more length and more exposure to an increase in interest rates. The securities portfolio base case effective duration was as high as 4.0 as of September 30, 2013, but declined to 2.8 as of June 30, 2016. Since then it has increased slightly to 3.0 as of September 30, 2016. Duration is expected to remain stable throughout the remainder of 2016. It will be more difficult to reduce duration materially in 2016 since management has increased the percentage of municipal holdings in the portfolio. While the percentage of longer duration municipal bonds has grown, the types of new municipal bond instruments being purchased generally have better rates-up performance than those municipal bonds being sold. Therefore, the same duration can be maintained despite a higher element of municipal securities. Management also continues to utilize lower duration corporate bonds to offset the duration of the longer municipal bonds.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book value of $5.0 million. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price. The Corporation also has a small portfolio of bank stocks with a book value of $835,000 and fair market value of $957,000 as of September 30, 2016. These two equity holdings make up 2.0% of the Corporation’s securities available for sale.

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

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending
	September 30, 2016		December 31, 2015		September 30, 2015
	$	%	$	%	$	%

U.S. government agencies	33,077	11.1	29,691	10.3	25,432	9.1
U.S. agency mortgage-backed securities	50,191	16.8	41,980	14.5	38,192	13.7
U.S. agency collateralized mortgage obligations	35,038	11.8	47,331	16.3	47,876	17.2
Corporate debt securities	53,909	18.1	63,305	21.9	60,379	21.7
Obligations of states and political subdivisions	119,967	40.2	101,583	35.1	101,041	36.3
Equity securities	5,957	2.0	5,533	1.9	5,550	2.0

Total securities	298,139	100.0	289,423	100.0	278,470	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	risk-based capital considerations
•	Federal income tax considerations with regard to obligations of states and political subdivisions.

Since September of 2015, the most significant change occurring within the Corporation’s securities portfolio was an increase in U.S. government agency, U.S. agency mortgage-backed securities (MBS), and obligations of states and political subdivisions with a partially offsetting decrease in U.S. agency collateralized mortgage obligations (CMO) and corporate debt securities.

The Corporation’s U.S. government agency sector increased by $7.6 million, or 30.1%, since September 30, 2015, with the weighting increased from 9.1% of the portfolio to 11.1%. In the past, management’s goal was to maintain agency securities at approximately 15% of the securities portfolio. In the currently very low rate environment, management is comfortable maintaining agencies at a level of 10-12% of the portfolio. This sector is also important in maintaining adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as a foundational portion of the portfolio.

The Corporation’s U.S. agency MBS and CMO sectors have remained stable in total since September 30, 2015, but the weightings have changed with more MBS and fewer CMOs as of September 30, 2016, compared to September 30, 2015. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS and CMO securities is reasonably stable and as a group is significant, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities.

As of September 30, 2016, the fair value of the Corporation’s corporate bonds decreased by $6.5 million, or 10.7%, from balances at September 30, 2015, and $9.4 million, or 14.8%, from the balances at December 31, 2015. This decrease was primarily caused by the CoBank regulatory call that occurred on April 15, 2016, and AgriBank regulatory call that occurred on July 15, 2016. These sub U.S. Agency bonds were classified as corporate securities due to their ratings and lower credit position relative to the primary U.S Agencies. The combined impact of these calls was a $12.9 million reduction in book value of these bonds since September 30, 2015. As of September 30, 2016, all CoBank and AgriBank bonds were called and no book value remained in the Corporation’s securities portfolio.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. In the prolonged period of historically low interest rates, the municipal bond sector has far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds and these instruments experience significant fair market value gains when interest rates are low and market value losses when interest rates are higher. Due to purchases, the fair market value of municipal holdings has increased by $18.9 million, or 18.7%, from September 30, 2015 to September 30, 2016. Municipal bonds represented 40.2% of the securities portfolio as of September 30, 2016, compared to 36.3% as of September 30, 2015. The Corporation’s investment policy limits municipal holdings to 125% of Tier 2 capital. As of September 30, 2016, municipal holdings amounted to 113% of Tier 2 capital.

By policy, management is to identify and recommend whether to hold or sell securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase, or below investment grade. Management monitors the security ratings on a monthly basis and reviews quarterly with the Board of Directors. Management, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines or below investment grade based on the expectation of recovery of market value or improved performance. At this time management has elected, and the Board has approved, holding securities that have fallen below initial policy guidelines or investment grade. Presently, management and the Board continue to hold four corporate bond instruments with Moody’s and S&P ratings below management’s initial purchase policy guidelines but still investment grade. These four bonds have a book value of $7.9 million with a small unrealized gain of $17,000 as of September 30, 2016. In addition, there are eight corporate bond instruments that have split ratings with the highest rating single A and the lower rating triple B. As such, all of these eight securities have one rating within the Corporation’s initial purchase policy guidelines and one rating outside of management guidelines, but all are still investment grade. The eight bonds have a book value of $14.8 million with a $71,000 unrealized gain as of September 30, 2016. Management conducts ongoing monitoring of these bonds with the Board approving holding these securities on a quarterly basis. Currently, there are no indications that any of these bonds would discontinue contractual payments.

As of September 30, 2016, only nine of the thirty-two corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 99.6% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of September 30, 2016, all but four of the corporate bonds had at least one A3 or A- rating by one of the two predominate credit rating services, Moody’s and S&P. The four unrelated corporate bonds, with a total book value of $7.9 million, did not have an A3 or A- rating as of September 30, 2016. These bonds were both rated Moody’s Baa1 and S&P BBB+, which are two levels above the minimum required to be considered investment grade. Management conducts ongoing monitoring of these bonds and has chosen to continue to hold these bonds with board approval.

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of September 30, 2016, no municipal bonds carried a credit rating under these levels.

In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the prolonged weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. As a result of this environment, management utilizes several municipal surveillance reports and engages a third party to perform enhanced municipal credit evaluation. Management will typically sell municipal securities if negative trends in financial performance are found and/or ratings have declined to levels deemed unacceptable. As a result of the above monitoring and actions taken to proactively sell weaker municipal credits, the Corporation’s entire municipal bond portfolio consists of investment grade credits.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Loans

Net loans outstanding increased by 14.3%, to $566.0 million at September 30, 2016, from $495.0 million at September 30, 2015. Net loans increased by 8.8%, an annualized rate of 11.7%, from December 31, 2015 to September 30, 2016. The faster growth rates for loans is attributed to new business gained by the Corporation as a result of the significant market disruption that is occurring in our service area, the continued focus on agricultural lending, the growth of our branch network, the expansion of the mortgage area, and enhanced consumer loan products like the HomeLine as described below. The following table shows the composition of the loan portfolio as of September 30, 2016, December 31, 2015, and September 30, 2015.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	September 30,		December 31,		September 30,
	2016		2015		2015
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	87,676	15.5	87,613	16.8	90,740	18.3
Agriculture mortgages	167,531	29.7	158,321	30.5	152,015	30.7
Construction	28,796	5.1	14,966	2.9	8,963	1.8
Total commercial real estate	284,003	50.3	260,900	50.2	251,718	50.8

Consumer real estate (a)
1-4 family residential mortgages	143,066	25.3	133,538	25.7	127,716	25.8
Home equity loans	10,537	1.9	10,288	2.0	11,857	2.4
Home equity lines of credit	50,251	8.9	37,374	7.2	34,476	7.0
Total consumer real estate	203,854	36.1	181,200	34.9	174,049	35.2

Commercial and industrial
Commercial and industrial	41,705	7.4	36,189	7.0	35,848	7.3
Tax-free loans	11,485	2.0	19,083	3.7	12,613	2.6
Agriculture loans	19,363	3.4	18,305	3.5	16,705	3.4
Total commercial and industrial	72,553	12.8	73,577	14.2	65,166	13.3

Consumer	4,663	0.8	3,892	0.7	3,498	0.7

Total loans	565,073	100.0	519,569	100.0	494,431	100.0
Less:
Deferred loan fees (costs), net	(895)		(714)		(608)
Allowance for loan losses	7,435		7,078		7,106
Total net loans	558,533		513,205		487,933

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $59,506,000 as of September 30, 2016, $38,024,000 as of December 31, 2015, and $32,537,000 as of September 30, 2015.

While there was significant growth in the loan portfolio from both September 30, 2015 and December 31, 2015, the four broad loan categories have remained very consistent as a percentage of the entire loan portfolio. Each of the four broad categories grew by double digit percentages from September 30, 2015 to September 30, 2016 with the majority of the increases coming through agriculture mortgages, commercial construction loans, 1-4 family residential mortgages, home equity lines of credit, and commercial and industrial loans. Agricultural lending has been an area of increased focus for the Corporation. The agricultural sector of the local economy has recovered much quicker than other elements such as construction, manufacturing, and service-related industries. Commercial construction loans have increased as a result of a renewed focus on construction lending and as more businesses move forward with construction projects in the slightly improved economic environment. 1-4 family residential mortgages increased due to the expansion of the Corporation’s mortgage division and successful efforts to expand the product line and increase the sales force to capture a greater share of the local mortgage market. Home equity lines of credit have grown in response to the low interest rate environment encouraging customers to utilize variable rate consumer borrowings in conjunction with several home equity specials that the Corporation has offered during 2014 and 2015. The specials incorporated a new home equity line of credit product referred to as HomeLine. The HomeLine offering allows the customer to fix all or part of the drawn line amount as a fixed rate loan, while keeping the remainder of the line functioning as a line of credit. The growth in the home equity lines of credit was assisted by the six-month introductory rate of 1.99%, which has been in effect for all of 2016.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Commercial and industrial loan growth has occurred as a result of more businesses moving forward with loan needs as a result of slightly improved local economic conditions and improved performance compared to prior years.

In terms of business loans secured by real estate, the total of all categories of real estate loans comprises 86.3% of total loans. At $284.0 million, commercial real estate is the largest category of the loan portfolio, consisting of 50.3% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans increased from $251.7 million as of September 30, 2015, to $284.0 million as of September 30, 2016, a $32.3 million, or 12.8% increase.

The growth in commercial real estate loans has occurred entirely in those secured by farmland as well as construction loans. Agricultural mortgages increased from $152.0 million, or 60.4% of commercial real estate loans as of September 30, 2015, to $167.5 million, or 59.0% of commercial real estate loans as of September 30, 2016. While this was a $15.5 million increase over a one-year period, the 10.2% increase was lower than the growth rate of the entire loan portfolio, so the segment actually declined as a percentage of the portfolio. Commercial construction loans increased by $19.8 million, or 221.3%, from September 30, 2015, to September 30, 2016, primarily as a result of a number of agricultural construction projects going on, the majority of these being construction of layer and broiler poultry houses. These loans remain in the construction category until they are completed and moved into permanent financing. Commercial mortgages, not related to agricultural purposes, declined by $3.1 million, or 3.4%, from September 30, 2015, to September 30, 2016.

Consumer real estate loans make up 36.1% of the total loan portfolio with balances of $203.9 million. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 70.2% of total residential real estate loans and 25.3% of total loans. Traditional 10 to 20-year personal mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio. The Corporation experienced a slowdown in the number of residential mortgages made and held at the Bank in 2014 and through some of 2015, as the secondary mortgage market rates became extremely competitive and more customers were opting for this alternative. During the last half of 2015 and the first nine months of 2016, fewer loans were being sold on the secondary market and more mortgage originations were being maintained in the Corporation’s portfolio. This contributed to the growth in portfolio 1-4 family residential mortgages since September 30, 2015, and December 31, 2015. Total personal residential mortgage balances increased $15.4 million, or 12.0%, from September 30, 2015 to September 30, 2016, and $9.5 million, or 7.1%, from December 31, 2015 to September 30, 2016.

The Corporation generally only holds 10, 15, and 20-year mortgages, and will sell any mortgage originated over 20 years. While terms of 10, 15, 20, and 30 years are offered to the customer, the most popular term is the 30-year, which are generally sold on the secondary market. The majority of the 30-year mortgages are sold with servicing retained. In the first half of 2015, as customers looked to refinance mortgages that were held on the Corporation’s Consolidated Balance Sheet, many were taking advantage of the lower rates offered on the secondary market resulting in the conversion of the Corporation’s residential mortgages into mortgages sold on the secondary market. During the latter half of 2015 and the first nine months of 2016, more mortgages were being generated and held in the Corporation’s portfolio as opposed to being sold on the secondary market, resulting in higher balances of portfolio 1-4 family residential mortgages. The vast majority of the growth in portfolio mortgages has been in adjustable rate mortgages (ARMs). Initially in 2015 the most common ARM product was the 5/1 ARM, but in 2016 the 7/1 ARM has been more popular. Through the nine months ended September 30, 2016, approximately 70% of all ARMs booked were 7/1 ARMs, 29% were 5/1 ARMs and only 1.0% were 3/1 ARMs. In a 7/1 ARM, the amortization is on a 30-year term like a standard mortgage but the rate is adjustable after seven years based on an index. The ARM products have attracted heavy customer interest as the initial rates are lower and many home buyers do not expect to remain in their homes for the long term. The ARM product is beneficial to the Corporation as it limits the interest rate risk to a much shorter time period. The ARM loans have grown rapidly as a percentage of the portfolio, amounting to over 26% of the total personal mortgages held by the Corporation as of September 30, 2016. As of September 30, 2016, the Corporation had $37.8 million of ARMs held in the portfolio, with the balance split nearly equally between 5/1 and 7/1 ARMs, with less than 1% in 3/1 ARMs. The breakout is important in terms of how much duration and interest rate risk is carried by the ARM sector of the loan portfolio. Management expects internal mortgage loan production to continue to develop throughout the remainder of 2016 as the Corporation focuses on strategically growing this area of the portfolio.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Second mortgages and home equity loans, fixed or variable rate, make up the remainder of the Corporation’s residential real estate loans. Requests for fixed-rate home equity loans have been very light during this prolonged period of historically low rates, while home equity lines of credit, which float on the Prime rate, have been the preferred home equity financing. Despite low fixed home equity rates, the home equity lines of credit offered in the marketplace are lower and have been lower for over five years. Consumers are seeking the lowest interest rate possible to borrow money against their home value, which has resulted in a long trend of more variable rate versus fixed rate financing. The growth of the Corporation’s home equity lines of credit has accelerated during 2015 and 2016 as a result of an attractive HomeLine product with a low introductory rate for six months. After that period, the home equity line would revert to Prime or Prime plus a margin depending on the strength of the borrower. The introductory rate was initially 1.49% in 2015 but for all of 2016 has been 1.99%.

Fixed rate home equity loans have been steadily decreasing as more customers borrow on variable rate lines of credit. The purposes of these loans can vary but for this analysis the loan type and form of lien and collateral govern the placement of these loans under home equity loans. Since September 30, 2015, the fixed rate home equity loans have declined by $1.3 million, or 11.1%, and are expected to decline further throughout the remainder of 2016. The growth in home equity lines of credit more than offsets the decrease in fixed-rate home equity loans. Home equity lines of credit increased from $34.5 million on September 30, 2015, to $50.3 million on September 30, 2016, a $15.8 million, or 45.8% increase. The net of these two trends is a $14.5 million, or 31.2% increase, in total home equity loan balances.

The Corporation continues to offer a low 1.99% six-month introductory rate on the HomeLine product and expects similar growth to occur throughout the remainder of 2016. This trend is likely to continue while the Prime rate remains low. The HomeLine balance grew an average of $5 million in both the second and third quarters of 2016. Even if this pace continued, the percentage of increase would decline due to the growth of this portfolio. It is expected that when the Federal Reserve acts to increase the overnight rate again, and the Prime rate increases, the reaction will be that floating rate loans will become less attractive to borrowers who will act to protect themselves against further rate increases by converting to a fixed rate loan. Management anticipates moderate growth in the residential real estate area throughout the remainder of 2016 as this area is an area of strategic focus for the Corporation.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These commercial and industrial loans, referred to as C & I loans, are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The Corporation’s security position as to these loans can be further strengthened by obtaining the personal guarantees of the owners. This is a preferred approach to commercial accounts as it allows the Corporation to pursue assets of the owner in addition to assets of the commercial entity. Management can also obtain additional collateral by securing the inventory of the business. The portfolio of all types of C&I loans showed an increase of $7.4 million, or 11.3%, from September 30, 2015 to September 30, 2016. As of September 30, 2016, this category of commercial loans was made up of $41.7 million of C&I loans (outside of tax-free and agricultural loans), $11.5 million of tax-free loans, and $19.4 million of agriculture loans. In the case of the Corporation, all of the $11.5 million of tax-free loans are to local municipalities. C&I loans increased by $5.9 million, or 16.3%, tax-free loans decreased by $1.1 million, or 8.9%, and agriculture loans increased by $2.7 million, or 15.9%, from balances at September 30, 2015.

The consumer loan portfolio increased to $4.7 million at September 30, 2016, from $3.5 million at September 30, 2015. Consumer loans made up 0.8% of total loans on September 30, 2016, and 0.7% of loans on September 30, 2015. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2016	2015	2015
	$	$	$

Nonaccrual loans	805	380	469
Loans past due 90 days or more and still accruing	666	378	418
Troubled debt restructurings	—	—	—
Total non-performing loans	1,471	758	887
		—	—
Other real estate owned	—	—	—

Total non-performing assets	1,471	758	887

Non-performing assets to net loans	0.26%	0.15%	0.18%

The total balance of non-performing assets increased by $584,000, or 65.8%, from September 30, 2015 to September 30, 2016, and increased by $713,000, or 94.1%, from December 31, 2015 to September 30, 2016. The increases were primarily due to the addition of one commercial loan relationship to non-accrual loans that occurred in the second quarter of 2016, as well as a smaller increase in loans past due 90 days or more and still accruing. The Corporation remains very low versus the peer group with a 0.26% non-performing asset ratio. There were no loans classified as a TDR as of September 30, 2016, December 31, 2015, or September 30, 2015. Management is monitoring delinquency trends and the level of non-performing loans closely in light of the slightly improved but continued weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans is low with the level of non-performing and classified loans declining from the higher levels experienced in prior years.

There was no other real estate owned (OREO) as of September 30, 2016, December 31, 2015, or September 30, 2015.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the nine-month periods ended September 30, 2016 and September 30, 2015. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30,
	2016	2015
	$	$

Balance at January 1,	7,078	7,141
Loans charged off:
Real estate	—	272
Commercial and industrial	23	2
Consumer	24	8
Total charged off	47	282

Recoveries of loans previously charged off:
Real estate	11	3
Commercial and industrial	184	91
Consumer	9	3
Total recovered	204	97
Net loans (recovered) charged off	(157)	185

Provision charged to operating expense	200	150

Balance at September 30,	7,435	7,106

Net charge-offs (recoveries) as a % of average total loans outstanding	-0.03%	0.04%

Allowance at end of period as a % of total loans	1.31%	1.44%

Charge-offs for the nine months ended September 30, 2016, were $47,000, compared to $282,000 for the same period in 2015. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first nine months of 2016, only one small loan classified as a commercial and industrial loan as well as several small consumer loans were charged off. In the first nine months of 2015, there was one commercial real estate loan that was charged off for $272,000 as well as one small commercial and industrial loan and one small consumer loan.

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

The Corporation’s level of classified loans on September 30, 2016, was down $2.1 million, or 13.1%, from the balance as of September 30, 2015. The Corporation’s total classified loans based on outstanding balances were $13.9 million as of September 30, 2016, $15.4 million as of December 31, 2015, and $16.0 million as of September 30, 2015. Having less loans in a classified status will result in a smaller allowance as lower amounts of projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. There was no specifically allocated allowance against the classified loans as of September 30, 2016, December 31, 2015, or September 30, 2015. While the level of classified loans could have a significant bearing on the allowance, currently they are not having a material influence. The classified loans could require larger provision amounts due to a higher potential risk of loss, so as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation continues to experience very low net charge-off percentages due to strong credit practices. For the first nine months of 2016, there were more recoveries than charge-offs resulting in a net recovery position. Management continually monitors delinquencies, classified loans, and charge-off activity closely, and is not anticipating significant increases throughout the remainder of 2016. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

The allowance as a percentage of total loans was 1.31% as of September 30, 2016, 1.36% as of December 31, 2015, and 1.44% as of September 30, 2015. Management anticipates that the rate of decline in the allowance percentage will slow during the remainder of 2016, as the allowance balance is increased with additional provision expense to account for increased loan growth. It is typical for the allowance for loan losses to contain a small amount of excess reserves. Management desires that the amount of excess reserve in the allowance for loan losses be maintained between 5% and 10%. The excess reserve stood at 7.2% as of September 30, 2016.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $0.8 million, or 3.6%, to $22.8 million as of September 30, 2016, from $22.0 million as of September 30, 2015. As of September 30, 2016, $156,000 was classified as construction in process compared to $142,000 as of September 30, 2015. Fixed assets were added as a result of the Corporation’s eleventh full-service branch office opened in Morgantown, PA, and the limited-service location opened in Georgetown, PA, both in the third quarter of 2016.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $5.2 million of regulatory stock holdings as of September 30, 2016, consisted of $5.0 million of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of ACBB stock. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $5.0 million on September 30, 2016, $4.1 million on December 31, 2015, and $4.1 million on September 30, 2015, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

The FHLB of Pittsburgh has paid a quarterly dividend since the resumption of their dividend in the first quarter of 2012. In the first two quarters of 2016, FHLB dividend yield was 5.00% annualized on activity stock and 3.00% annualized on membership stock. The stock declaration made by FHLB of Pittsburgh in the third quarter of 2016, is at a 5.00% annualized yield on activity stock and 2.00% annualized yield on membership stock. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. In addition to the normal quarterly dividend, the FHLB paid a special dividend in the first quarter of 2015 due to their record earnings and strong financial position as of December 31, 2014. Management continues to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Deposits

The Corporation’s total ending deposits increased by $52.6 million, or 7.1%, and $100.0 million, or 14.4%, from December 31, 2015, and September 30, 2015, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity market led customers back to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since September 30, 2015, with the changes being a $52.2 million, or 25.0% increase, in non-interest bearing demand deposit accounts, a $7.5 million, or 52.8% increase, in interest bearing demand accounts, a $22.3 million, or 32.1% increase, in NOW balances, a $15.0 million, or 21.1% increase, in money market balances, and a $25.0 million, or 17.6% increase, in savings account balances. Partially offsetting these increases, time deposits decreased by $19.3 million, or 10.9%, and brokered CDs decreased by $2.7 million, or 27.8%, from September 30, 2015, to September 30, 2016.

The significant growth across all categories of core deposit accounts is a direct result of the local market disruption caused by two large mergers, which impacted the three counties the Corporation primarily serves. The Corporation has gained many new customers as a result of being a long-standing safe community bank known for offering understandable financial products and services with lower fees. The prolonged historically low interest rates also continue to aid the Corporation in growing core deposits as a result of very little difference between the core deposit rates and short-term time deposit rates. Customers view demand deposit, money market and savings accounts as the safest, most convenient place to maintain funds for maximum flexibility. Management believes these deposit account types will continue to hold higher balances until short-term interest rates increase.

The Deposits by Major Classification table, shown below, provides the balances of each category for September 30, 2016, December 31, 2015, and September 30, 2015.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2016	2015	2015
	$	$	$

Non-interest bearing demand	260,873	236,214	208,678
Interest bearing demand	21,799	14,737	14,270
NOW accounts	91,719	77,180	69,439
Money market deposit accounts	86,096	82,507	71,091
Savings accounts	166,904	148,320	141,950
Time deposits	158,300	171,444	177,606
Brokered time deposits	6,969	9,660	9,655
Total deposits	792,660	740,062	692,689

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of September 30, 2016, time deposit balances, excluding brokered deposits, had decreased $13.1 million, or 7.7%, and $19.3 million, or 10.9%, from December 31, 2015 and September 30, 2015, respectively. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas. Management anticipates that the recent declines in time deposits will likely continue until interest rates increase and cause more of a separation between longer-term rates and overnight rates.

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

Borrowings

Total borrowings were $75.8 million, $68.3 million, and $74.5 million as of September 30, 2016, December 31, 2015, and September 30, 2015, respectively. Of these amounts, $12.1 million, $8.7 million, and $10.0 million reflect short-term funds for September 30, 2016, December 31, 2015, and September 30, 2015, respectively. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $63.8 million as of September 30, 2016, $59.6 million as of December 31, 2015, and $64.6 million as of September 30, 2015. The Corporation uses two main sources for long-term borrowings: FHLB advances and repurchase agreements obtained through brokers. The repurchase agreement portion of the long-term debt was $5.0 million at September 30, 2015, with no repurchase agreements as of December 31, 2015, or September 30, 2016. FHLB long-term advances were $63.8 million at September 30, 2016, $59.6 million at December 31, 2015, and $64.6 million at September 30, 2015. Both FHLB advances and repurchase agreements are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more manageable funding source in regard to amount, timing, and rate for interest rate risk and liquidity purposes compared to deposits. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances at significant rate savings. In the current interest rate environment, management has preferred to seek new long-term borrowings from FHLB rather than through repurchase agreements. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of September 30, 2016, the Corporation was significantly under this policy guideline at 7.8% of asset size with $75.8 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of September 30, 2016, the Corporation was significantly under this policy guideline at 75.8% of capital with $75.8 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings well within these policy guidelines throughout all of 2015 and through the first nine months of 2016.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $332.5 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels. The Corporation, as well as the Bank, as the solely owned subsidiary of the Corporation, both maintain capital ratios well above those minimum levels and higher than the Bank’s national peer group average. The Bank falls under the FDIC’s Peer Group #3, FDIC insured commercial banks between $300 million and $1 billion of asset size. As of September 30, 2016, there were 1,218 commercial banks in this national peer group. The Bank was in the 55th percentile in tier I risk-based capital to risk weighted assets and in the 55th percentile in total risk-based capital to risk-weighted assets, based on the September 30, 2016 national Uniform Bank Performance Report (UBPR). The Bank’s tier I capital to risk-weighted assets stood at 14.0% compared to 14.3% for the peer group average. The Bank’s total capital to risk-weighted assets was 15.1% compared to the peer group average of 15.4%. The risk-weighted capital ratios are calculated by dividing capital by total risk-weighted assets. Regulatory guidelines determine the risk-weighted assets by assigning assets to specific risk-weighted categories. The calculation of tier I capital to risk-weighted average assets does not include an add-back to capital for the amount of the allowance for loan losses, thereby making this ratio lower than the total capital to risk-weighted assets ratio.

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of September 30, 2016	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	15.3%	8.0%	10.0%
Bank	15.1%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	14.2%	6.0%	8.0%
Bank	14.0%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	14.2%	4.5%	6.5%
Bank	14.0%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.4%	4.0%	5.0%
Bank	10.2%	4.0%	5.0%

As of December 31, 2015
Total Capital to Risk-Weighted Assets
Consolidated	15.9%	8.0%	10.0%
Bank	15.8%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	14.8%	6.0%	8.0%
Bank	14.6%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	14.8%	4.5%	6.5%
Bank	14.6%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	10.8%	4.0%	5.0%
Bank	10.7%	4.0%	5.0%

As of September 30, 2015
Total Capital to Risk-Weighted Assets
Consolidated	16.7%	8.0%	10.0%
Bank	16.5%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	15.4%	6.0%	8.0%
Bank	15.3%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	15.4%	4.5%	6.5%
Bank	15.3%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.8%	4.0%	5.0%
Bank	10.7%	4.0%	5.0%

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

The Corporation’s dividends per share for the nine months ended September 30, 2016, were $0.81, matching the dividends per share for the nine months ended September 30, 2015. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier I capital to average assets between 10.0% and 12.0%. The Corporation’s current tier I capital ratio is 10.4%. As a secondary measurement, the capital plan also targets a long-term dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, the Corporation’s goal is to maintain and target a payout ratio within this range. For the nine months ended September 30, 2016, the payout ratio was 40.9%. Management’s goal is to maintain all regulatory capital ratios at current levels. Future dividend payout ratios are dependent on the future level of earnings and other factors that impact the level of capital.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of September 30, 2016, the Corporation showed an unrealized gain, net of tax, of $1,221,000, compared to an unrealized loss of $252,000 at December 31, 2015, and an unrealized gain of $475,000 as of September 30, 2015. These unrealized gains and losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. No impairment was recorded in the three or nine-month periods ended September 30, 2016, or in the same prior year periods. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

September 30,
2016
$
Commitments to extend credit:
Revolving home equity	58,652
Construction loans	20,835
Real estate loans	40,783
Business loans	92,546
Consumer loans	1,263
Other	3,970
Standby letters of credit	10,347

Total	228,396

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The six-month, one-year, and three-year cumulative maturity gap ratios were within corporate policy guidelines as of September 30, 2016, while the five-year cumulative gap ratio was slightly above policy guidelines. The five-year ratio was 122% as of September 30, 2016, compared to the upper guideline of 115%, indicating more assets maturing than liabilities. All of the gap ratios have increased slightly since December 31, 2015, except for the five-year ratio which was 127% as of December 31, 2015, compared to 122% as of September 30, 2016. Given the likelihood of higher rates in the future, the elevated gap ratios would be beneficial to the Corporation. Management believes the current gap ratios are appropriate and will continue to monitor all gap ratios to ensure proper positioning for future interest rate cycles.

Management has been maintaining higher levels of cash and cash equivalents to assist in offsetting the Corporation’s relatively long securities portfolio, which has helped to increase the gap ratios. The strategy of maintaining higher cash levels to improve gap ratios and act as an immediate hedge against liquidity risk and interest rate risk is expected to continue until the securities portfolio is materially shorter in duration. The Corporation’s securities portfolio measurements of duration and price volatility have been declining for the last several quarters, but are up slightly compared to June 30, 2016. Management’s goal is to slowly reduce portfolio duration by allowing the securities portfolio to decline as loan growth continues. Simply slowing on new purchases and allowing the existing portfolio to age and mature will reduce duration. Management has also been maintaining a larger component of shorter corporate securities to offset the longer duration of the Corporation’s municipal bonds.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

It is possible that short term rates will increase in the fourth quarter of 2016, or early 2017, so management’s current position is to maintain high maturity gap percentages in preparation for higher rates and maintain them within guidelines. Higher gap ratios help the Corporation when interest rates do rise. The risk in maintaining high gap percentages is that, should interest rates not rise, management will have a higher amount of maturing assets that will reprice at lower rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which negatively impacts the Corporation’s interest income and margin. The risk of liabilities repricing at higher interest rates is very low in the present environment as over half of the Corporation’s deposits are core deposits with no repricing expected to occur in the near future. The remainder of the Corporation’s maturing liabilities made up of time deposits and borrowings are generally repricing to equivalent interest rates. The Corporation’s longest time deposits are still repricing to lower interest rates but some of the mid-term deposits are beginning to reprice to higher levels. To date, there have been more term liabilities repricing to lower interest rates than higher rates, which has helped to lower the Corporation’s average cost of funds to a new historically low level of 35 basis points as of September 30, 2016. The average cost of funds includes the benefit of non-interest bearing demand deposit accounts. The Corporation’s cost of funds was 41 basis points as of December 31, 2015 and 47 basis points as of September 30, 2015. The cost of funds savings slowed during the second and third quarters of 2016 and appears to be reaching a neutral point. Therefore, higher levels of liabilities repricing now would be expected to have a neutral impact to the Corporation. However, as another Federal Reserve rate increase becomes more imminent, deposit rates will likely need to be increased in order to retain balances and react to competition. This would begin to cause increases in interest expense.

Given the limited desirable rates currently available to the deposit customer, management does not perceive significant risk that deposits maturing in the shorter time frames will leave the Corporation. Should market interest rates rise materially in the remainder of 2016, or in 2017, customer behavior patterns would change and deposits would be more rate sensitive with a portion potentially leaving the Corporation. The Corporation has experienced a steady growth in both non-interest bearing and interest bearing funds during this historically low interest rate environment.

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

The Corporation’s current gap position is beneficial if rates increase, but it will likely take a longer period of time before rates reach the highs of the next rate cycle, so slightly lower gap ratios would not be detrimental at this time. The Corporation’s significantly high overnight cash position is to counter the relatively light initial cash ladder of the securities portfolio and will allow the Corporation to immediately invest in higher yielding instruments when interest rates rise. The risk of carrying large cash balances and positioning for higher interest rates too early is in opportunity costs of forfeiting income on higher yielding securities. This would result in lower net interest income and margin. The Corporation’s net interest margin is improving slightly from levels in the previous quarter, when factoring out the non-recurring security amortization events but the current margin levels are still lower than previous years due to lower security yields and lower loan yields resulting from competitive pricing in the current interest rate environment. Management’s future asset liability decisions will be dependent upon improvements in asset yield as well as the expected timing of further short-term rate increases. Management expects that the gap ratios will remain within or above the established guidelines throughout the remainder of 2016.

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

In addition to the cumulative maturity gap analysis discussed above, management utilizes a number of liquidity measurements that management believes has advantages over and gives better clarity to the Corporation’s present and projected liquidity than the static gap analysis offers.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of September 30, 2016, the Corporation was within guidelines for all of the above measurements except the securities portfolio liquidity as a percentage of total assets and as a percentage of the portfolio. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 4% and 8% of total assets and between 10% and 20% of the total investment portfolio. As of September 30, 2016, these cash flows represented 2.4% of total assets and 8.0% of the total portfolio, slightly under the lower guidelines. However, when factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 5.9% of total assets and 19.6% of the total portfolio.

It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management has been carrying an average of $35 million to $45 million of cash and cash equivalents on a daily basis throughout the first nine months of 2016, and expects this will continue in the near future. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of September 30, 2016. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

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

The third quarter 2016 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of September 30, 2016, the Corporation was well within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios show a positive impact to net interest income although significant improvements are not reflected until rates increase 300 or 400 basis points. The increase in net interest income in the up-rate scenarios is largely due to the increase in variable rate loans that has occurred during this historically low rate environment and the higher cash balances held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates. Loan rates will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase. Additionally, deposit rates may level off more when market rates increase by 300 or 400 basis points where variable loan rates will still increase by the same amount as the Prime rate. The increases in net interest income in the up-rate scenarios are very comparable to the increases reflected at December 31, 2015, and show slight improvements over the increases that were reflected at June 30, 2016. It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities, which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario. However, even in the highly unlikely down-rate scenarios, the Corporation’s exposure to declining net interest income is still within policy guidelines.

Management’s primary focus remains on the most likely scenario of higher interest rates. For the rates-up 100 basis point scenario, net interest income increases minimally by 1.1% compared to the rates unchanged scenario. This minimal increase reflects the fact that some loans are priced at floor rates of 4.00% currently and would not be able to immediately reprice by the full amount of the rate movement. However, in the remaining rates-up scenarios, the net interest income increases more substantially reflecting the full repriceabilty of the Corporation’s interest-earning assets. For the rates-up 200, 300, and 400 basis point scenarios, net interest income increased by 4.8%, 10.4%, and 16.5%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, -15%, and -20% for the rates up 100, 200, 300, and 400 basis point scenarios, respectively.

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

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of September 30, 2016, the Corporation was within guidelines for all rate scenarios with the rates-up scenarios showing a benefit to net portfolio value until rates-up 400 which shows a slight decline. The trend over the past year has been lessening risk in the up-rate scenarios with increasing cash balances and core deposit balances with the current quarter showing a benefit in most up-rate scenarios. The benefit is slightly less than what was reported at June 30, 2016, but still shows a big historical change for the Corporation since past analyses have generally showed much more up-rate exposure. The non-interest bearing deposits have always been highly favorable in a rising rate environment as they are more valuable to the Corporation, representing a decrease in liabilities as interest rates rise. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease causing net present value or fair value of the Corporation’s balance sheet to increase.

The results as of September 30, 2016, indicate that the Corporation’s net portfolio value would experience valuation gains of 4.3%, 4.0%, and 1.3%, in the rates-up 100, 200, and 300 basis point scenarios, and a valuation loss of 2.7% in the rates-up 400 basis point scenario. Management’s maximum permitted declines in net portfolio value by policy are -5% for rates-up 100 basis points, graduating up to -20% for rates-up 400 basis points. A valuation loss would indicate that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. While the down-rate scenarios that are modeled are unlikely, the analysis does show a valuation loss in the down-50 and down-100 basis point scenarios but both are within policy guidelines. The exposure to valuation changes could change going forward if the behavior of the Corporation’s deposits change due to higher interest rates. Based on four past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, when short term interest rates do increase. The Corporation’s core deposits have been stable through a number of rate cycles.

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

Index

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2016, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

September 30, 2016

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended September 30, 2016.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

July 2016	3,500	$33.25	3,500	122,365
August 2016	4,000	$33.10	4,000	118,365
September 2016	—	—	—	118,365

Total	7,500

*On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans previously mentioned. The first purchase of common stock under this plan occurred on July 31, 2015. By September 30, 2016, a total of 21,635 shares were repurchased at a total cost of $711,000, for an average cost per share of $32.86. Management may choose to repurchase additional shares in 2016 under this plan.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Nothing to Report

Index

ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibit No.	Description
3(i)	Articles of Incorporation of the Registrant amended at 5/10/16 Shareholders Meeting. (Incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed with the SEC on August 11, 2016.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2

2011 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)

10.3	2010 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).
101	Interactive Data File.

Index

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: November 14, 2016	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
Chief Executive Officer and President

Dated: November 14, 2016	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer

Index

ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Articles of Incorporation of the Registrant amended at 5/10/16 shareholders meeting. (Incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed with the SEC on August 11, 2016.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2

2011 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)

10.3	2010 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).
101	Interactive Data File.