Form 10-K
period 2016-12-31
ENB Financial Corp
filed 2017-03-29
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes ☐          No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, was approximately $57,345,047.

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2017, was 2,850,382.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders to be held on May 9, 2017, is incorporated into Parts III and IV hereof.

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

Item 1. Business

General

ENB Financial Corp (“the Corporation”) is a bank holding company that was formed on July 1, 2008. The Corporation’s wholly owned subsidiary, Ephrata National Bank (“the Bank”), also referred to as ENB, is a full service commercial bank organized under the laws of the United States. Presently, no other subsidiaries exist under

ENB FINANCIAL CORP

the bank holding company. The Corporation and the Bank are both headquartered in Ephrata, Lancaster County, Pennsylvania. The Bank was incorporated on April 11, 1881, pursuant to The National Bank Act under a charter granted by the Office of the Comptroller of the Currency (OCC). The Federal Deposit Insurance Corporation (FDIC) insures deposit accounts to the maximum extent provided by law. The Corporation’s retail, operational, and administrative offices are predominantly located in Lancaster County, southeastern Lebanon County, and southern Berks County, Pennsylvania. Ten full service offices are located in Lancaster County with one full service office in Lebanon County and one full service office in Berks County, Pennsylvania.

The basic business of the Corporation is to provide a broad range of financial services to individuals and small-to-medium-sized businesses in Lancaster County as well as Berks and Lebanon Counties. The Corporation utilizes funds gathered through deposits from the general public to originate loans. The Corporation offers a range of demand accounts, in addition to savings and time deposits. The Corporation also offers secured and unsecured commercial, real estate, and consumer loans. Ancillary services that provide added convenience to customers include direct deposit and direct payments of funds through Electronic Funds Transfer, ATMs linked to the Star® network, telephone banking, MasterCard® debit cards, Visa® or MasterCard credit cards, and safe deposit box facilities. In addition, the Corporation offers internet banking including bill pay and wire transfer capabilities, remote deposit capture, and an ENB Bank on the Go! app for iPhones or Android phones. The Corporation also offers a full complement of trust and investment advisory services through ENB’s Money Management Group.

As of December 31, 2016, the Corporation employed 270 persons, consisting of 231 full-time and 39 part-time employees. The number of full-time employees increased by thirty-six employees, and the number of part-time employees decreased by five from the previous year-end. The increase in the number of full-time employees is attributable to various items in 2016; the addition of two full-service branch offices and back office personnel to support the new locations, growth in the mortgage sales and support staff, additional commercial relationship managers, and general staff increases due to bank asset and loan growth.  The Bank expects to continue growing in 2017 but at a lower rate than in 2016.  A collective bargaining agent does not represent the employees.

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

Market Area and Competition

The Corporation’s primary market area is Lancaster County, Pennsylvania, where ten full service offices are located. However, the Corporation’s market area also extends into contiguous Lebanon and Berks Counties. The Corporation opened a full service office in southeastern Lebanon County in 2013 and a full service office in southern Berks County in 2016 to extend physical presence to those counties. The Corporation’s greater service area is considered to be Lancaster, Lebanon, and Berks Counties of Pennsylvania. The area served by the Corporation is a mix of rural communities and small to mid-sized towns.

The Corporation’s headquarters and main campus are located in Ephrata, Pennsylvania. The Corporation’s main office and drive-up are located in downtown Ephrata, while the Cloister office is also located within Ephrata Borough. As such, the Corporation has a very strong presence in Ephrata Borough, a community with a population of approximately 13,000. When surrounding areas that also share an Ephrata address and zip code are included, the population is over 32,000 based on 2010 census data. The Corporation ranks a commanding first in deposit market

ENB FINANCIAL CORP

share in the Ephrata area with 43.7% of deposits as of June 30, 2016, based on data compiled annually by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s deposit market share in the Ephrata area was 43.3% as of June 30, 2015. The Corporation’s very high market share in the Ephrata area equates to a saturation of the local market that has led to the expansion of the Corporation’s branch network.

In the past 15 years, the Corporation’s market area has expanded beyond the greater Ephrata area to encompass most of northern Lancaster County, with the exception of the most western parts of the County. The majority of this expansion has occurred in recent history with the addition of eight new branch offices since 1999, bringing the total offices to twelve. Lancaster County ranks high nationally as a favored place to reside due to its scenic and fertile farmland, low cost of living, diverse local economy, and proximity to several large metropolitan areas. As a result, the area has experienced significant population growth and development. The population growth of Lancaster County has remained above both Pennsylvania and national growth levels over the past fifty years. Additionally, the population of Lancaster County has recently eclipsed half a million, with 2010 census information showing an estimated population of 508,000. The FDIC deposit market share data ranked the Corporation 5th in deposit market share in Lancaster County, with 7.1% of deposits as of June 30, 2016. The Corporation held 6.3% of deposit market share as of June 30, 2015.

In the course of attracting and retaining deposits and originating loans, the Corporation faces considerable competition. The Corporation competes with other commercial banks, savings and loan institutions, and credit unions for traditional banking products, such as deposits and loans. Based on FDIC summary of deposit data, there were 20 banks and savings associations and 12 credit unions operating in Lancaster County as of June 30, 2016, representing one less bank and the same number of credit unions compared to the prior year. The Corporation competes with consumer finance companies for loans, mutual funds, and other investment alternatives for deposits. The Corporation competes for deposits based on the ability to provide a range of products, low fees, quality service, competitive rates, and convenient locations and hours. The competition for loan origination generally relates to interest rates offered, products available, quality of service, and loan origination fees charged. Several competitors within the Corporation’s primary market have substantially higher legal lending limits that enable them to service larger loans and larger commercial customers.

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

Subsequent to December 31, 2016, but prior to the filing of this document, the Corporation settled on a parcel of land in January 2017 in Strasburg, Pennsylvania for a planned full-service branch office. Branch construction is scheduled to begin in the second quarter of 2017 with planned completion and opening by year-end 2017. Management estimates the aggregate of the purchase price and other costs related to building the branch to be approximately $3.6 million.

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in northern Lancaster County, Pennsylvania. Agricultural purpose loans make up approximately 32% of the loan portfolio; however, these loans are further diversified according to type of agriculture, of which dairy is the largest component accounting for approximately 15% of the loan portfolio. The business activities of the Corporation are generally not seasonal in nature. The sizable agricultural portfolio has minority elements that are predominately seasonal in nature due to typical farming operations. Financial instruments with concentrations of credit risk are described in Note P of the Notes to Consolidated Financial Statements included in this Report. The concentration of credit risk information in Note P is incorporated by reference into this Part I, Item 1.

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

Anti-Tie-In Provisions

A bank holding company and its subsidiaries may not engage in tie-in arrangements in connection with any extension of credit or provision of any property or services. These anti-tie-in provisions state generally that a bank may not:

•	extend credit,

ENB FINANCIAL CORP

•	lease or sell property, or
•	furnish any service to a customer,

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

In 2008, the SEC expanded the definitions of smaller public companies beyond non-accelerated filers to include a new definition of smaller reporting company. The smaller reporting company definition was more favorable to smaller businesses that qualified under certain conditions. On July 1, 2008, the Corporation came into existence as ENB Financial Corp, which succeeded Ephrata National Bank. With the new entity and new SEC registration, the Corporation changed the filing status from non-accelerated filer to smaller reporting company. The Corporation continues to meet the definition of a smaller reporting company as it has a public equity float of approximately $57.3 million as of June 30, 2016.

On July 21, 2010, when the Dodd-Frank Act was signed into law, Section 404b was permanently deferred for all smaller reporting companies. The Corporation would become subject to Section 404b requirements of SOX at the end of 2017 if public float exceeds $75 million on June 30, 2017, at which time the Corporation would be considered an accelerated filer.

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

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.” For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2016, and December 31, 2015. This designation has benefited

ENB FINANCIAL CORP

the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate. The FDIC adjusts the insurance rates when necessary. FDIC insurance rates have been significantly higher in recent years compared to years prior to the financial crisis. In 2008, during the financial crisis, the FDIC insurance limit was increased from $100,000 to $250,000 along with unlimited insurance coverage on non-interest bearing deposits and interest bearing deposit balances with interest rates less than or equal to 0.50%. Significant increases in the FDIC insurance costs were assessed in 2009 to both cover the increased level of bank failures that were occurring and the higher level of coverage. Since then the number of bank failures has significantly declined and the FDIC has been able to decrease the cost of the insurance. The total FDIC assessments paid by the Bank in 2016 were $370,000, compared to $440,000 in 2015.

In addition to FDIC insurance costs, the Bank is subject to assessments to pay the interest on Financing Corporation Bonds. Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions. These assessment rates are set quarterly. The total Financing Corporation assessments paid by the Bank in 2016 were $42,000 compared to $47,000 in 2015.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991

Capital Adequacy

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), institutions are classified in one of five defined categories as illustrated below:

		Tier I Capital	Common Equity Tier I
Capital Category	Total Capital Ratio	Ratio	Capital Ratio	Leverage Ratio

Well Capitalized	>10.0	> 8.0	> 6.5	> 5.0
Adequately Capitalized	> 8.0	> 6.0	> 4.5	> 4.0*
Undercapitalized	< 8.0	< 6.0	< 4.5	< 4.0*
Significantly Undercapitalized	< 6.0	< 4.0	< 3.5	< 3.0
Critically Undercapitalized				< 2.0

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

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

•	A minimum ratio of common equity tier I capital to risk-weighted assets of 4.5%
•	A minimum ratio of tier I capital to risk-weighted assets of 6%
•	A minimum ratio of total capital to risk-weighted assets of 8%
•	A minimum leverage ratio of 4%

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

Under Regulation O, a bank is not required to obtain approval from the bank’s Board of Directors prior to making a loan to an executive officer or Board of Director member as long as a first lien on the executive officer’s residence secures the loan. The Corporation’s policy requires prior Board of Director approval of any Executive Officer or Director loan that when aggregated with other outstanding extensions of credit to the Insider and their related interests exceeds $500,000. Loans to any Executive Officer or Director with aggregate exposure of under $500,000 must be reported at the next scheduled Board of Director meeting. Further amendments allow bank insiders to take advantage of preferential loan terms that are available to substantially all employees. Regulation O does permit an insider to participate in a plan that provides more favorable credit terms than the bank provides to non-employee customers provided that the plan:

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank, signed into law on July 21, 2010 by President Barack Obama, was the culmination of the legislative efforts in response to the financial crisis of 2007 - 2008. The act reshaped Wall Street and the American banking industry by bringing the most significant changes to financial regulation in the United States since the regulatory reform that followed the Great Depression. The Act’s numerous provisions were to be implemented over a period of several years and were intended to decrease various risks in the U.S. financial system. Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank was expected to and did have an impact on the Corporation’s business operations as its provisions began to take effect. To date the provisions that did go into effect, or began to phase in, did at a minimum increase the Corporation’s operating and compliance costs. Some of the provisions could possibly reduce fee revenue and/or increase interest expense. It is difficult to predict at this time what additional provisions of the Dodd-Frank Act will occur or be rolled back under President Donald Trump and his administration. President Trump has already signed an executive order on February 3, 2017 designed to scale back the Dodd-Frank Act. The order lays the groundwork for sweeping change to the current law and if successfully pushed through Congress, could eventually lead to a replacement of Dodd-Frank. As such it is difficult to predict the impact that this legislation, or replacement legislation, will have on community banks going forward.

ENB FINANCIAL CORP

Among the provisions that have either begun to affect the Corporation, or are likely to in the future, are the following:

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

ENB FINANCIAL CORP

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

Interchange fees or “swipe” fees, are charges that merchants pay to the Corporation and other card-issuing banks for processing electronic payment transactions. The Federal Reserve Board has ruled that for financial institutions with assets of $10 billion or more the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The Federal Reserve Board also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. While the Corporation’s asset size is presently under $1 billion, there is concern that these requirements impacting financial institutions over $10 billion in assets will eventually be pushed down to either financial institutions over $1 billion or to all financial institutions. This would negatively impact the Corporation’s non-interest income.

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

Department of Defense Military Lending Rule

In 2015, the U.S. Department of Defense issued a final rule which restricts pricing and terms of certain credit extended to active duty military personnel and their families.  This rule, which was implemented effective October 3, 2016, caps the interest rate on certain credit extensions to an annual percentage rate of 36% and restricts other fees.  The rule requires financial institutions to verify whether customers are military personnel subject to the rule.  The impact of this final rule, and any subsequent amendments thereto, on the Corporation’s lending activities and the Corporation’s statements of income or condition has had little or no impact; however, management will continue to monitor the implementation of the rule for any potential side effects on the Corporation’s business.

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

ENB FINANCIAL CORP

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

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein, from Item 6 on page 30 and the Consolidated Statements of Income on page 77 as found in this Form 10-K filing.

Available Information

A copy of the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as required to be filed with the Securities and Exchange Commission pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from our website: www.enbfc.com or by request via e-mail to bharting@epnb.com. This information may also be obtained via written request to Mr. Barry W. Harting, Vice President and Corporate Secretary at ENB Financial Corp, 31 East Main Street, P.O. Box 457, Ephrata, PA, 17522.

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

ENB FINANCIAL CORP

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

As of December 31, 2016, 48.2% of the Corporation’s loan portfolio consisted of commercial, industrial, and construction loans secured by real estate. Another 13.5% of the Corporation’s loan portfolio consisted of commercial loans not secured by real estate. These types of loans are generally viewed as having more risk of default than consumer real estate loans or other consumer loans. These types of loans are also typically larger than consumer real estate loans and other consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain, and build upon long-term customer relationships based on quality service, high ethical standards, and safe, sound management practices
•	The ability to expand the Corporation’s market position
•	The scope, relevance, and pricing of products and services offered to meet customer needs and demands
•	The rate at which the Corporation introduces new products and services relative to its competitors
•	Customer satisfaction with the Corporation’s level of service
•	Industry and general economic trends

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

The Recent Change In Control Of The United States Government And Issues Relating To Debt And The Deficit May Adversely Affect The Corporation

Due to the Republican Party gaining control of the White House, as well as the Republican Party maintaining control of both the House of Representatives and Senate of the United States in the congressional election, could result in significant changes (or uncertainty) in governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could adversely impact the Corporation’s business, financial condition and results of operations.

ENB FINANCIAL CORP

In addition, as a result of past difficulties of the federal government to reach agreement over federal debt and issues connected with the debt ceiling, certain rating agencies placed the United States government's long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Corporation invests and receives lines of credit on negative watch and a downgrade of the United States government's credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States government's credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on the Corporation’s financial condition and results of operations.

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

Risks Associated With The Corporation’s Common Stock

The Corporation’s Stock Price Can Be Volatile

Stock price volatility may make it more difficult for shareholders to resell their shares of common stock when they desire and at prices they find attractive. The Corporation’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations
•	Recommendations by securities analysts
•	Operating and stock price performance of other companies that investors deem comparable to the Corporation
•	News reports relating to trends, concerns, and other issues in the financial services industry
•	Perceptions in the marketplace regarding the Corporation and/or its competitors
•	New technology used, or services offered, by competitors
•	Significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by, or involving, the Corporation or its competitors
•	Changes in government regulations
•	Geopolitical conditions such as acts or threats of terrorism or military conflicts

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

ENB FINANCIAL CORP

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

ENB Financial Corp’s headquarters and main office of Ephrata National Bank are located at 31 East Main Street, Ephrata, Pennsylvania.

Listed below are the office locations of properties owned or leased by the Corporation. No mortgages, liens, or encumbrances exist on any of the Corporation’s owned properties. As of December 31, 2016, the Corporation leased four properties.

ENB FINANCIAL CORP

	Owned or	Location	Bldg
Property Location	Leased	Acreage	Sq Ftg

Corporate Headquarters/Main Office	Owned	0.50	42,539
31 East Main Street
Ephrata, Pennsylvania

ENB's Money Management Group	Owned	0.17	11,156
47 East Main Street
Ephrata, Pennsylvania

Technology Center	Owned	0.43	12,208
31 East Franklin Street
Ephrata, Pennsylvania

Administrative Offices	Leased	N/A	5,867
124 East Main Street
Ephrata, Pennsylvania

Main Street Drive-In	Owned	0.41	700
42 East Main Street
Ephrata, Pennsylvania

Cloister Office	Owned	2.00	7,393
809 Martin Avenue
Ephrata, Pennsylvania

Hinkletown Office	Owned	1.30	4,563
935 North Railroad Avenue
New Holland, Pennsylvania

Denver Office	Owned	1.40	5,181
1 Main Street
Denver, Pennsylvania

Akron Office	Owned	1.50	5,861
351 South 7th Street
Akron, Pennsylvania

Lititz Office	Owned	3.53	5,555
3190 Lititz Pike
Lititz, Pennsylvania

Blue Ball Office	Owned	2.27	5,900
110 Marble Avenue
East Earl, Pennsylvania

Manheim Office	Owned	2.81	5,148
1 North Penryn Road
Manheim, Pennsylvania

Leola Office	Leased	N/A	3,736
361 West Main Street
Leola, Pennsylvania

Myerstown Office	Owned	2.07	4,426
615 East Lincoln Avenue
Myerstown, Pennsylvania

Morgantown Office	Owned	0.52	3,520
6296 Morgantown Road
Morgantown, Pennsylvania

Georgetown Drive-Thru Office	Leased	N/A	252
1298 Georgetown Road
Quarryville, Pennsylvania

Strasburg Office	Leased	N/A	266
100 Historic Drive, Suite 117
Strasburg, Pennsylvania

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

Item 4. Mine Safety Disclosures – Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation has only one class of stock authorized, issued, and outstanding, which consists of common stock with a par value of $0.20 per share. As of December 31, 2016, there were 12,000,000 shares of common stock authorized with 2,869,557 shares issued, and 2,850,382 shares outstanding to approximately 1,430 shareholders. The Corporation’s common stock is traded on a limited basis on the OTCBB under the symbol “ENBP.” Prices presented in the table below reflect high and low prices of actual transactions known to management. Prices and dividends per share are adjusted for stock splits. Market quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not reflect actual transactions.

	2016			2015
	High	Low	Dividend	High	Low	Dividend

First quarter	$32.80	$31.50	$0.27	$33.00	$31.56	$0.27
Second quarter	34.00	31.85	0.27	33.60	32.25	0.27
Third quarter	33.25	32.50	0.27	33.25	31.25	0.27
Fourth quarter	34.40	32.90	0.28	33.50	32.45	0.27

Source - SNL Financial LC

Dividends

Since 1973, the Corporation has paid quarterly cash dividends on or around March 15, June 15, September 15, and December 15 of each year. The Corporation currently expects to continue the practice of paying quarterly cash dividends to its shareholders for the foreseeable future. However, future dividends are dependent upon future earnings. The dividend payments reflected above amount to a 44.6 % and 41.1% dividend payout ratio for 2015 and 2016, respectively. The dividend payout ratio is only one element of management’s plan for managing capital. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. In addition, under Pennsylvania corporate law, the Corporation may not pay a dividend if, after issuing the dividend (1) the Corporation would be unable to pay its debts as they become due, or (2) the Corporation’s total assets would be less than its total liabilities plus the amount needed to satisfy any preferential rights of shareholders. In addition, as declared by the Board of Directors, Ephrata National Bank’s dividend restrictions apply indirectly to ENB Financial Corp because cash available for dividend distributions will initially come from dividends Ephrata National Bank

ENB FINANCIAL CORP

pays to ENB Financial Corp. See Note M to the consolidated financial statements in this Form 10-K filing, for information that discusses and quantifies this regulatory restriction.

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

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended December 31, 2016.

Issuer Purchase of Equity Securites
			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

October 2016	4,500	$33.65	4,500	113,865
November 2016	—	—	—	113,865
December 2016	—	—	—	113,865

Total	4,500

* On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans. The first purchase of common stock under this plan occurred on July 31, 2015. By December 31, 2016, a total of 26,135 shares were repurchased at a total cost of $862,000, for an average cost per share of $32.98. Management may choose to repurchase additional shares in 2017 under this plan.

Recent Sales of Unregistered Securities and Equity Compensation Plan

The Corporation does not have an equity compensation plan and has not sold any unregistered securities.

Shareholder Performance Graph

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on ENB Financial Corp’s common stock against the cumulative total return of the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index for the period of five fiscal years commencing December 31, 2011, and ending December 31, 2016. The graph shows that the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2011, in each of the following: the Corporation’s common stock, the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index and that all dividends were reinvested in those securities over the past five years, the cumulative total return on such investment would be $193.18, $196.45, $177.07, and $265.89, respectively. The shareholder return shown on the graph below is not necessarily indicative of future performance.

ENB FINANCIAL CORP

		Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
ENB Financial Corp	100.00	134.33	152.22	168.23	176.55	193.18
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
Mid-Atlantic Custom Peer Group*	100.00	114.81	132.86	142.62	152.87	177.07
SNL Small Bank	100.00	116.48	162.46	171.24	187.53	265.89

*Mid-Atlantic Custom Peer Group consists of 101 commercial banks located in the Mid-Atlantic states of Pennsylvania, New York, New Jersey, Maryland, and Washington D.C. The largest bank in this peer group had assets of $991 million and the smallest had assets of $40 million.

ENB FINANCIAL CORP

Item 6  - Selected Financial Data

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data set forth below should be read in conjunction with the Corporation's financial statements and their accompanying notes presented elsewhere herein.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	$	$	$	$	$
INCOME STATEMENT DATA
Interest income	28,341	26,842	27,137	26,906	28,267
Interest expense	3,054	3,744	4,676	5,382	6,413
Net interest income	25,287	23,098	22,461	21,524	21,854
Provision (credit) for loan losses	325	150	(50)	(225)	(975)
Other income	11,144	10,055	9,548	9,397	7,277
Other expenses	27,200	24,735	23,421	21,935	21,169
Income before income taxes	8,906	8,268	8,638	9,211	8,937
Provision for federal income taxes	1,353	1,358	1,546	1,501	1,295
Net income	7,553	6,910	7,092	7,710	7,642

PER SHARE DATA
Net income (basic and diluted)	2.65	2.42	2.48	2.70	2.68
Cash dividends paid	1.09	1.08	1.07	1.04	1.00
Book value at year-end	33.31	33.37	32.47	29.33	31.39

BALANCE SHEET DATA
Total assets	984,253	905,601	857,208	812,256	799,186
Total loans	571,567	520,283	471,168	438,220	414,359
Securities	308,111	289,423	295,822	300,328	305,634
Deposits	817,491	740,062	699,651	656,626	633,161
Total long-term debt	61,257	59,594	62,300	65,000	73,000
Stockholders' equity	94,939	95,102	92,767	83,776	89,515

SELECTED RATIOS
Return on average assets	0.80%	0.79%	0.84%	0.96%	0.98%
Return on average stockholders' equity	7.74%	7.38%	7.98%	8.92%	8.87%
Average equity to average assets ratio	10.36%	10.74%	10.57%	10.78%	11.11%
Dividend payout ratio	41.13%	44.63%	43.15%	38.52%	37.31%
Efficiency ratio	75.12%	76.86%	76.11%	73.36%	69.53%
Net interest margin	3.12%	3.07%	3.10%	3.17%	3.35%

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

Results of Operations

Overview

The Corporation recorded net income of $7,553,000 for the year ended December 31, 2016, a 9.3% increase from the $6,910,000 earned during the same period in 2015. The 2015 net income was 2.6% lower than the 2014 net income of $7,092,000. Earnings per share, basic and diluted, were $2.65 in 2016, compared to $2.42 in 2015, and $2.48 in 2014.

Higher 2016 earnings were driven primarily by a $2.2 million, or 9.5% increase, in net interest income, a $1.1 million, or 10.8% increase in other income, partially offset by a $2.5 million, or 10.0% increase in operating expenses. Additionally, the provision for loan losses was $325,000 in 2016 compared to $150,000 in 2015, an increase of $175,000.

Net interest income accounts for nearly 70% of the gross income stream of the Corporation. The 9.5% increase in 2016 was higher than the 2.8% increase in net interest income that occurred in 2015. During 2016, there was non-recurring amortization recorded in the amount of $1,681,000 as a result of accelerated amortization on bonds issued by two U.S. sub-agencies. CoBank and AgriBank, sub-agencies of the Federal Farm Credit Bureau, a primary U.S. government sponsored enterprise, exercised an unusual regulatory call feature to call bonds at par two years and three years respectively, prior to their maturity dates. The Corporation owned both CoBank and AgriBank agency high coupon instruments at high premium prices, which exposed the bonds to accelerated amortization given a shorter call date. When notification was received on March 11, 2016 for the CoBank bonds and on April 26, 2016 for the AgriBank bonds, management had to accelerate the amortization of the premium to the much earlier call dates of April 15, 2016 and July 15, 2016, respectively. This caused management to expense an additional $1,681,000 of amortization to the later July 15, 2016 call date than would have been experienced had the bond premiums continued to amortize to the original maturity dates. Without the accelerated amortization, net interest income for the year would have increased by 16.8% (Non-GAAP), compared to the 9.5% actual increase over 2015. The Corporation’s net interest margin increased in 2016 to 3.12% from 3.07% in 2015, driven primarily by decreases in funding costs. Excluding the non-recurring sub-agency amortization, net interest margin for 2016 would have been 3.31% (Non-GAAP), compared to 3.12% actual. Sufficient volume growth in the loan portfolio offset the effect of slightly lower yields and resulted in a significant increase of $2.3 million, or 11.5% in loan interest income. Lower market interest rates made it possible to continue to achieve savings on funding costs for both deposit accounts and borrowings, also contributing to higher net interest income.

The Corporation’s non-interest income increased by $1,089,000, or 10.8%, from 2015 to 2016. Gains on securities of $2.4 million remained the largest single element of non-interest income. While slightly lower than the $2.8 million taken during 2015, the gains on securities remained at a very high level. These gains are a function of management executing on favorable bond pricing given historically low interest rates. Gains on the sale of mortgages were up by $706,000, or 87.6%, which more than offset the decline in securities gains.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The Corporation’s 2016 ROA was 0.80%, compared to 0.79% in 2015; ROE increased from 7.38% in 2015 to 7.74% in 2016. The increase in ROA and ROE was primarily due to higher earnings compared to the growth in assets and equity.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Key Ratios	Year Ended
	December 31,
	2016	2015
Return on Average Assets	0.80%	0.79%
Return on Average Equity	7.74%	7.38%

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In 2016, NII generated 69.4% of the Corporation’s gross revenue stream, compared to 69.7% in 2015, and 70.2% in 2014. Since NII comprises a significant portion of the operating income, the direction and rate of increase or decrease will often indicate the overall performance of the Corporation.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets, are presented on an FTE basis. This differs from the NII reflected on the Corporation’s Consolidated Statements of Income, where the NII is simply the interest earned on loans and securities less the interest paid on deposits and borrowings. By calculating the NII on an FTE basis, the added benefit of having tax-free loans and securities is factored in to more accurately represent what the Corporation earns through the NII. The FTE adjustment shows the benefit these loans and securities bring in a dollar amount because the Corporation does not pay tax on the income they generate. As a result, the FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income. The amount of FTE adjustment totaled $2,151,000 for 2016, $1,859,000 for 2015, and $1,841,000 for 2014.

Net Interest Income
(DOLLARS IN THOUSANDS)

	Year ended
	2016	2015	2014
	$	$	$

Total interest income	28,341	26,842	27,137
Total interest expense	3,054	3,744	4,676

Net interest income	25,287	23,098	22,461
Tax equivalent adjustment	2,151	1,859	1,841

Net interest income
(fully taxable equivalent)	27,438	24,957	24,302

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates charged on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. Until December 16, 2015, the Federal funds rate had not changed since December 16, 2008. On December 16, 2015, the Federal funds rate was increased 25 basis points to 0.50%, from 0.25%. Then again, on December 14, 2016, the Federal funds rate was increased another 25 basis points to 0.75%. Prior to December of 2015, the period of seven years with extremely low and unchanged overnight rates was the lowest and longest in U.S. history. The impact has been a lower net interest margin to the Corporation and generally across the financial industry. The increase in December of 2015 and 2016 resulted in higher short-term U.S. Treasury rates, but the long-term rates initially decreased after the Federal Reserve’s decision to increase rates in December of 2015, resulting in a flattening of the yield curve. It was only during the fourth quarter of 2016 that long-term rates saw an increase. However, long-term rates like the ten-year U.S. Treasury were 130 basis points under the 3.75% Prime rate as of December 31, 2016. It appears this interest rate environment will continue into 2017 until at least the next Federal Reserve rate action. That action could occur as early as March 2017 but more likely May or June of 2017. Management anticipates at least two 0.25% Federal Reserve rate increases in 2017. A third 0.25% Federal Reserve rate increase could be possible but experience has shown Federal Reserve actions to be well delayed from initial projections. It remains to be seen whether mid and long-term U.S. Treasury rates will also increase to the same degree that the Federal Reserve will likely move the overnight Federal Funds rate. If they do not, the yield curve would flatten making it harder for the Corporation to increase asset yield.

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate increased from 3.25% to 3.50% on December 16, 2015, and from 3.50% to 3.75% on December 14, 2016. Depending on the loan instrument, the Corporation’s Prime-based loans would reprice either a day after the Federal Reserve rate movement or after a 45-day notification period. Commercial rates generally reprice the next business day while some consumer loans require the 45-day notification period.

The fact that the Federal funds rate and the Prime rate had remained at these very low levels for seven years and only increased by 25 basis points in December of 2015 and 25 more basis points in December of 2016 has made it difficult to make improvements in the Corporation’s net interest margin. Initially, in the early part of this seven-year period, management was able to grow interest-earning assets sufficiently to offset the loss of margin, to increase NII. However, in 2012 and 2013, the Corporation’s NII and margin experienced declines. In 2014 and 2015, NII on a tax equivalent basis increased, but the Corporation’s margin still showed a decline. In 2016, NII on a tax equivalent basis increased substantially by $2,481,000, or 9.9%, and the Corporation’s margin showed an increase from 3.07% in 2015, to 3.12% in 2016. It was important to show NIM improvement after years of decline. The Fed rate increases in December of 2015 and 2016 certainly helped to drive NIM improvement as well as continued cost of funds savings. Factoring out the non-recurring sub-agency amortization of $1,681,000 that was recorded during 2016, the Corporation’s NIM would have been 3.31% (Non-GAAP), an increase of 24 basis points over the 3.07% NIM achieved in 2015.

The extended extremely low Federal funds rate has enabled management to reduce the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense. Even with two 25-basis point Fed rate increases, the Corporation did not raise deposit rates. While the low Prime rate reduced the yield on the Corporation’s loans for many years, the rate increases in December of 2015 and December of 2016 did act to boost interest income and help improve the Corporation’s margin. With a higher Prime rate and elevated Treasury rates, higher asset yields should be possible in 2017. Due to the increasing number of variable rate loans in the Corporation’s loan portfolio, the 25 basis point increase in the Prime rate at the end of 2015 and 2016 did cause higher NII in the month of December 2015, and for the entire year of 2016. The full impact of both of these increases will be experienced in the first quarter of 2017. Additionally, with two more anticipated Fed rate increases in 2017, the Corporation should see even more benefit due to the near immediate repriceability of the Prime-based variable loans.

Security yields fluctuate more rapidly than loan yields based primarily on the changes to the U.S. Treasury rates and yield curve. With lower U.S. Treasury rates on average in the first three quarters of 2016 compared to 2015, most of the security reinvesting was occurring at lower rates. As the volume of securities sold at gains continued at a higher level, this also resulted in more reinvestment at lower rates. Management did generally direct a large portion of the security sale proceeds into loan growth during 2016 resulting in higher overall asset yields. The Corporation’s loan yield has continued to decline as new loans are going on at among the lowest loan rates of this

ENB FINANCIAL CORP
Management’s Discussion and Analysis

interest rate cycle. Management does price above the Prime rate on variable rate loans, which helps with loan yield, however, these rates on average are still lower than the typical fixed rate loan. Therefore, any increases in total variable rate loans will generally reduce overall loan portfolio yield. An element of the Corporation’s Prime-based commercial loans is priced above the Prime rate based on the level of credit risk of the borrower. Additionally, certain variable rate consumer loans are priced above Prime. Prime-based pricing continues to be driven largely by local competition.

Mid-term and long-term interest rates on average were lower in 2016 compared to 2015, but the rates at the end of the year were higher than they were at the start of the year. The average rate of the 10-year U.S. Treasury was 1.84% in 2016 compared to 2.14% in 2015, but it stood at 2.45% on December 31, 2016, compared to 2.27% at December 31, 2015. The slope of the yield curve was compressed for most of the year, and even with the Fed rate increase in December of 2016, there was slightly less slope between the short end and long end of the curve. There was a difference of 170 basis points between overnight rates and the 10-year U.S. Treasury as of December 31, 2016, compared to 177 basis points as of December 31, 2015. With a flatter yield curve, management was not able to increase loan rates to improve yield. Additionally, with lower rates for much of the year, security amortization increased and yields on new purchases were low resulting in a lower overall securities yield. The non-recurring sub-agency amortization of $1,681,000 during 2016 also negatively affected security yield and had a direct impact on the NII of the Corporation. As a result, the Corporation’s asset yield continued to decline. With the recent December 14, 2016 Federal Reserve action raising the Federal Funds rate by 0.25% to 0.75% and higher U.S. Treasury rates as 2017 began, the Corporation’s asset yield is projected to increase in early 2017.

The slope of the yield curve has fluctuated many times in the past two years with the 10-year U.S. Treasury yield as high as 2.50% in 2015, and 2.60% in 2016, and as low as 1.68% in 2015, and 1.37% in 2016. The increase in Treasury rates in the fourth quarter of 2016 has increased unrealized losses on the Corporation’s securities, which in turn decreased capital.

While it is becoming increasingly difficult to achieve savings on the Corporation’s overall cost of funds, management was able to selectively reprice time deposits and borrowings to lower levels during 2016 resulting in savings on these instruments. Generally, it was longer-term CDs repricing at lower rates that helped to achieve interest expense savings on deposits. It is not anticipated that interest rates on interest bearing core deposits can be reduced further in 2017 as these rates have already been reduced significantly over the course of the past few years. While CD rate reductions are also limited, there are still small savings to be achieved in CDs repricing down from higher rates five years ago. Borrowing costs and the wholesale borrowing curves that they are based on generally follow the direction and slope of the U.S. Treasury curve. However, these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation was able to refinance some borrowings at lower rates in 2016 but it will be difficult to do this going forward as rates are higher now and most borrowings are already at low rates.

Management currently anticipates that the overnight interest rate and Prime rate will remain at the current levels through the first quarter of 2017 with the possibility of at least one 0.25% rate increase by mid-year and another 0.25% increase before year-end. It is likely that mid and long-term U.S. Treasury rates will increase throughout 2017 in anticipation of additional Federal Reserve rate movements. This would allow management to achieve higher earnings on assets if the opportunity for higher yielding securities and the ability to price new loans at higher market rates occurred. However, it is also possible that even after Federal Reserve rate increases the yield curve could flatten, making it more difficult for management to lend out or reinvest at higher interest rates out further on the yield curve. Additionally, Federal Reserve rate increases would begin to affect the repricing of the Corporation’s liabilities. Management would also expect to have to increase deposit rates to remain competitive in the market and maturing borrowings would likely begin to reprice to higher rates.

The following table provides an analysis of year-to-year changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	1	62	63	10	2	12

Securities available for sale:
Taxable	(192)	(1,276)	(1,468)	(183)	(1,027)	(1,210)
Tax-exempt	781	151	932	(176)	107	(69)
Total securities	589	(1,125)	(536)	(359)	(920)	(1,279)
Loans	2,634	(324)	2,310	1,563	(693)	870
Regulatory stock	53	(99)	(46)	10	110	120

Total interest income	3,277	(1,486)	1,791	1,224	(1,501)	(277)

INTEREST EXPENSE

Deposits:
Demand deposits	45	(41)	4	14	(10)	4
Savings deposits	12	(2)	10	7	(1)	6
Time deposits	(251)	(180)	(431)	(268)	(348)	(616)
Total deposits	(194)	(223)	(417)	(247)	(359)	(606)

Borrowings:
Total borrowings	14	(287)	(273)	50	(376)	(326)

Total interest expense	(180)	(510)	(690)	(197)	(735)	(932)

NET INTEREST INCOME	3,457	(976)	2,481	1,421	(766)	655

In 2016, the Corporation’s NII on an FTE basis increased by $2,481,000, a 9.9% increase over 2015. Total interest income on an FTE basis for 2016 increased $1,791,000, or 6.2%, from 2015, while interest expense decreased $690,000, or 18.4%, from 2015 to 2016. The FTE interest income from the securities portfolio decreased by $536,000, or 6.8%, while loan interest income increased $2,310,000, or 11.3%. During 2016, loan demand increased and additional loan volume added $2,634,000 to net interest income, but the lower yields caused a $324,000 reduction, resulting in a net increase of $2,310,000. Higher balances in the securities portfolio caused an increase of $589,000 in net interest income, while lower yields on securities caused a $1,125,000 reduction, resulting in a net decrease of $536,000. The Corporation recorded non-recurring accelerated amortization on U.S. sub-agency securities during 2016 in the amount of $1,681,000, which was responsible for the lower yields on securities and the decrease in interest income.

The average balance of interest bearing liabilities increased by 5.0% during 2016, driven by the growth in deposit balances. The shift between time deposit balances and demand and savings accounts resulted in a more favorable net interest income. Lower balances of higher cost deposits contributed to savings of $194,000 on deposit costs while lower interest rates on all deposit groups caused $223,000 of savings, resulting in total savings of $417,000.

Out of all the Corporation’s deposit types, interest-bearing demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes. The Corporation reduced demand deposit interest expense by $41,000 due to lower rates. Time deposit balances decreased resulting in a $251,000 reduction to expense, and time deposits repricing to lower interest rates reduced interest expense by an additional $180,000, causing a net reduction of $431,000 in time deposit interest expense. Even with the low rate environment, the Corporation was successful in increasing balances of other deposit types. As 2016 progressed and interest rates remained low, the Corporation was able to continue to reprice time deposits maturing at lower interest rates thereby reducing the cost of these funds significantly.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The average balance of outstanding borrowings increased by $1.1 million, or 1.4%, from December 31, 2015, to December 31, 2016. The increase in total borrowings increased interest expense by $14,000. The decline in interest rates decreased interest expense by $287,000, as long-term borrowings at higher rates matured and were replaced with new advances at significantly lower rates. The aggregate of these amounts was a decrease in interest expense of $273,000 related to total borrowings.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
	2016			2015			2014

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and
deposits at other banks	24,325	138	0.57	24,128	75	0.31	20,808	63	0.30

Securities available for sale:
Taxable	184,851	1,579	0.85	198,093	3,047	1.54	207,377	4,257	2.05
Tax-exempt	112,074	5,780	5.16	96,854	4,848	5.01	100,397	4,917	4.90
Total securities (d)	296,925	7,359	2.48	294,947	7,895	2.68	307,774	9,174	2.98

Loans (a)	553,994	22,759	4.11	489,989	20,449	4.17	452,946	19,580	4.32

Regulatory stock	4,851	236	4.86	3,994	282	7.05	3,768	161	4.28

Total interest earning assets	880,095	30,492	3.46	813,058	28,701	3.53	785,296	28,978	3.69

Non-interest earning assets (d)	62,546			58,668			55,273

Total assets	942,641			871,726			840,569

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	188,758	281	0.15	160,238	277	0.17	152,239	273	0.18
Savings accounts	163,210	84	0.05	140,379	74	0.05	127,510	68	0.05
Time deposits	168,182	1,702	1.01	192,005	2,133	1.11	214,173	2,749	1.28
Borrowed funds	74,381	987	1.33	73,329	1,260	1.72	70,616	1,586	2.25
Total interest bearing liabilities	594,531	3,054	0.51	565,951	3,744	0.66	564,538	4,676	0.83

Non-interest bearing liabilities:
Demand deposits	247,730			209,328			183,998
Other	2,740			2,829			3,195

Total liabilities	845,001			778,108			751,731

Stockholders' equity	97,640			93,618			88,838

Total liabilities & stockholders' equity	942,641			871,726			840,569

Net interest income (FTE)		27,438			24,957			24,302

Net interest spread (b)			2.95			2.87			2.86
Effect of non-interest
bearing funds			0.17			0.20			0.24
Net yield on interest earning assets (c)			3.12			3.07			3.10

(a)	Includes balances of non-accrual loans and the recognition of any related interest income. Average balances also include net deferred loan costs of $836,000 in 2016, $534,000 in 2015, and $402,000 in 2014. Such fees recognized through income and included in the interest amounts totaled ($382,000) in 2016, ($230,000) in 2015, and ($141,000) in 2014.
(b)	Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.
(c)	Net yield, also referred to as net interest margin, is computed by dividing net interest income (FTE) by total interest earning assets.
(d)	Securities recorded at amortized cost. Unrealized holding gains and losses are included in non-interest earning assets.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s interest income increased and interest expense decreased, resulting in a higher NIM of 3.12% for 2016, compared to 3.07% for 2015. The yield earned on assets dropped seven basis points while the rate paid on liabilities dropped 15 basis points. The lower rate paid on liabilities more than offset the decrease in asset yield resulting in the NIM improvement in 2016. Management anticipates further improvements in NIM in 2017 as asset yields improve and no unexpected security amortization events occur. Loan yields were at historically low levels during 2016 due to the extended low-rate environment as well as extremely competitive pricing for the loan opportunities in the market. It is anticipated that these yields will improve slightly throughout 2017 as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. The growth in the loan portfolio made up for the decrease in interest income due to lower yields.

Loan pricing was challenging in 2016 resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate, or below Prime, by other local competition in the market. The Prime rate is below typical fixed-rate business and commercial loans, which generally range between 3.50% and 5.50%, depending on term and credit risk. Management was able to price customers with higher levels of credit risk at Prime plus pricing but these rates were still generally below the fixed rate loan-pricing levels. While Prime-based loans will aid the Corporation as interest rates rise, any increase in Prime-based loans will generally cause the Corporation’s average loan yield to decrease since the absolute rate is lower. The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Yields on the Corporation’s securities declined 20 basis points for the year ended December 31, 2016, compared to 2015. This compares to a 30 basis point decline in securities yield that occurred from 2014 to 2015. In recent years, most of the cash flow received from the securities portfolio was reinvested at significantly lower yields. The low point in reinvestment at lower rates was in July 2016 when the 10-year U.S. Treasury was as low as 1.37%. Even though U.S. Treasury rates had declined through much of 2016, rates increased during the fourth quarter of the year and management anticipates that the U.S. Treasury rates will generally increase during 2017. If the average 10-year yield does finish moderately higher in 2017, portfolio yield would then likely improve. Higher long-term rates would bring a more favorable slope to the yield curve and a slowing of amortization on CMO and MBS securities. As interest rates rise, principal prepayments will slow down causing amortization of premiums on these securities to decline.

The interest rate paid on deposits and borrowings decreased for the year ended December 31, 2016, from the same period in 2015. Management follows a disciplined pricing strategy on core deposit products that are not rate sensitive, meaning that the balances do not fluctuate significantly when interest rates change. Rates on interest-bearing checking accounts and money market accounts were not changed in 2016, but some time deposits were still repricing to lower rates which helped to reduce the cost of funds on these instruments by 10 basis points during the year. Management captured rate savings on time deposits as large portions of the time deposit portfolio matured and repriced to lower interest rates when renewed. Typically, the Corporation sees increases in time deposits during periods when consumers are not confident in the stock market and economic conditions deteriorate. During these periods, there is a “flight to safety” to federally insured deposits. This trend occurred in past years, but time deposit balances declined throughout 2014, 2015, and 2016. As the rate between time deposits and core deposits narrowed, many customers chose to transfer funds from maturing time deposits into checking and savings accounts.

Since the financial crisis, depositors have been more concerned about the financial health of their financial institution. This concern affects their desire to obtain the best possible market interest rates. This trend benefits the Corporation due to its high capital levels and track record of strong and stable earnings. The Corporation’s Bauer Financial rating of 5, the highest level of their rating scale, has assisted the Bank in gaining core deposits over the past several years.

The Corporation’s average rate on borrowed funds decreased by 39 basis points from 2015 to 2016, as several long-term borrowings matured and management was able to refinance into new long-term borrowings at lower interest rates, or not replace the matured borrowings at all. Throughout most of 2016, the new fixed borrowing rates were lower than the average rate paid on the Corporation’s existing borrowings. The Corporation will have limited opportunities to decrease borrowing costs in 2017 because the fixed rate borrowings that are maturing are already at relatively low rates and market rates increased in the fourth quarter of 2016 with more increases likely throughout 2017.

Provision for Loan Losses

The allowance for loan losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

A provision expense of $325,000 was recorded in 2016, compared to $150,000 in 2015. The provision expense in 2016 was primarily due to significant loan portfolio growth throughout the year. This marked the second year of provision expense after a number of years of credit provisions. The credit provisions in prior years were primarily due to the following factors:

•	Lower levels of delinquent and non-performing loans,
•	Lower balances of classified loans compared to prior years,
•	Decreased charge-offs, and
•	Improved economic conditions resulting in lower qualitative factors.

Prior to 2012, the annual provision expense was at increased levels to provide for the impact very difficult economic conditions had on the financial health of the Corporation’s borrowers. This brought the Corporation’s allowance for loan losses to a historically high level. With economic conditions improving in 2012 and subsequent years, the allowance was in a position to be reduced. Throughout 2012, 2013, and 2014, the allowance for loan loss calculation indicated a need to reduce the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans, as well as more recent improved economic metrics, which allowed for a reduction of several qualitative factors within the calculation. In 2015 and 2016, the Corporation returned to a more normal provision expense, which was consistent with the level of loan growth. Loan growth accelerated in 2016 requiring more provision expense than in 2015. Despite a heavier provision expense, the allowance as a percentage of loans decreased slightly from 1.36% at December 31, 2015, to 1.32% by the end of 2016. Total charge-offs for 2016 amounted to $54,000, compared to $362,000 in 2015 with recoveries of $213,000 in 2016 compared to $149,000 in the prior year. It is anticipated that the Corporation will record a provision expense again in 2017 based on projected loan growth and stable delinquency.

Management also continues to provide for estimated losses on pools of similar loans based on historical loss experience. Management employs qualitative factors every quarter in addition to historical loss experience to take into consideration the current trends in loan volume, concentrations of credit, delinquencies, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight. National and local economic trends and conditions are also considered when calculating an appropriate loan loss allowance for each loan pool. Qualitative factors decreased for six of ten pools in 2016. Qualitative factors for dairy loans increased the most as a result of continued growth and the changes among agricultural lending staff. Factors were increased for other pools as well, primarily in relation to the experience and depth of management and trends in each loan pool. Special asset quality adjustments for business loans and CRE loans fell dramatically in 2016 because of fewer substandard loans in these pools. The quarterly adjustment of qualitative factors allows the Corporation to continually update our adjusted loss ratio to accurately project estimated credit losses.

Management continues to evaluate the allowance for loan losses in relation to the growth or decline of the loan portfolio and its associated credit risk, and believes the provision and the allowance for loan losses are adequate to provide for future loan losses. For further discussion of the calculation, see the “Allowance for Loan Losses” section.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Other Income

Other income for 2016 was $11,144,000, an increase of $1,089,000, or 10.8%, compared to the $10,055,000 earned in 2015. The following table details the categories that comprise other income.

OTHER INCOME
(DOLLARS IN THOUSANDS)

	2016 vs. 2015				2015 vs. 2014
	2016	2015	Increase (Decrease)		2015	2014	Increase (Decrease)
	$	$	$	%	$	$	$	%
Trust and investment services	1,475	1,286	189	14.7	1,286	1,302	(16)	(1.2)
Service charges on deposit accounts	1,123	1,081	42	3.9	1,081	1,186	(105)	(8.9)
Other fees	1,136	938	198	21.1	938	584	354	60.6
Commissions	2,169	2,033	136	6.7	2,033	1,956	77	3.9
Net realized gains on sales
of securities available for sale	2,370	2,840	(470)	(16.5)	2,840	3,109	(269)	(8.7)
Gains on sale of mortgages	1,512	806	706	87.6	806	414	392	94.7
Earnings on bank-owned life insurance	785	726	59	8.1	726	640	86	13.4
Other miscellaneous income	574	345	229	66.4	345	357	(12)	(3.4)

Total other income	11,144	10,055	1,089	10.8	10,055	9,548	507	5.3

Trust and investment services income increased by $189,000, or 14.7%, from 2015 to 2016, after decreasing 1.2% from 2014 to 2015. In 2016, trust and investment services revenue accounted for 4.0% of the Corporation’s gross revenue stream, including gains and losses on securities and mortgages, compared to 3.9% in 2015 and 4.1% in 2014. Trust and investment services revenue consists of income from traditional trust services and income from investment services provided through a third party. In 2016, the traditional trust business accounted for $1,007,000, or 68.3%, of total trust and investment services income, with the investment services totaling $468,000, or 31.7%. In 2016, traditional trust services income increased by $137,000, or 15.7%, from 2015 levels, while investment services income increased $52,000, or 12.5%. The amount of customer investment activity drives the investment services income. Market increases and a larger customer base primarily caused the increase in trust revenue in 2016. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, and small business planning in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts for the year ended December 31, 2016, increased by $42,000, or 3.9%, compared to 2015. Overdraft service charges for 2016, which comprise 79.7% of the total deposit service charges, increased to $895,000, from $871,000 in 2015, a 2.8% increase. Several other categories of fees increased or decreased to lesser amounts.

Other fees increased for the year ended December 31, 2016, by $198,000, or 21.1%, compared to the previous year. This increase was primarily due to mortgage-related fees, which increased due to the increase in volume of mortgage production during 2016. Loan administration fees increased by $92,000, or 29.9% for the year ended December 31, 2016, compared to 2015. Additionally, mortgage origination fees increased by $73,000, or 38.4%, for the same period. Various other fee income categories increased or decreased slightly accounting for the remainder of the change.

Commissions increased by $136,000, or 6.7%, for the year ended December 31, 2016, compared to the previous year. This was primarily caused by debit card interchange income, which increased by $73,000, or 4.0%. The interchange income is a direct result of the volume of debit card transactions processed and this income increases as customer accounts increase or as customers utilize their debit cards to a higher degree. Additionally, commissions from Bankers Settlement Services increased by $52,000, or 130.9%, for the year ended December 31, 2016, compared to the prior year.

Gains on security transactions were lower for the year ended December 31, 2016, with a total of $2,370,000 recorded compared to $2,840,000 for 2015, a $470,000, or 16.5% decrease. Gains or losses taken on securities fluctuate based on market conditions including:

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

The gains or losses recorded depend entirely on management’s active trades based on the above. Losses can be in the form of active sales of securities, or impairment of securities, which involve writing the security down to a lower value based on anticipated credit losses. In 2014, net securities gains amounted to $3,131,000, offsetting $22,000 of impairment charges for the year resulting in net securities gains of $3,109,000. There were no impairment charges in 2015 or 2016, therefore all security gains and losses incurred during 2015 and 2016 were designed to either take gains or reposition the portfolio.

The sales of securities in 2014, 2015, and 2016 were greater than prior years because of the very low interest rate environment that presented many opportunities to sell securities at large gains. Management had desired to take a significant amount of gains in 2016, but planned on fewer gains compared to the previous year. Bond pricing continually improved throughout the year, providing opportunities for management to capitalize on higher pricing. Meanwhile, loan growth was strong in 2016 providing opportunities to both sell securities at gains and use the proceeds to fund new loans. This is one of the core elements of management’s plan to increase asset yield and protect margin, by converting securities into loans and improving the Corporation’s loan to deposit ratio.

Gains on the sale of mortgages in 2016 increased $706,000, or 87.6%, from 2015. Refinance activity was lower in 2016 compared to 2015, so most gains generated during the year were from new purchase fundings. A higher percentage of volume was sold on the secondary market in 2016 compared to 2015, and production was higher in 2016 resulting in a higher level of gains received. Management has budgeted for an increase in the gains on the sale of mortgages in 2017, as this is an area of strategic initiative and the Corporation believes there is room for growth and obtaining a higher percentage of the market share in the mortgage area.

Earnings on bank-owned life insurance (BOLI) increased by $59,000, or 8.1%, for the year ended December 31, 2016, compared to the prior year. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies, the actual annual return of the policies, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses.

The miscellaneous income category increased by $229,000, or 66.4%, for the year ended December 31, 2016, compared to the same period in 2015. The primary reason for the increase was an increase in income related to the provision for off balance sheet credit losses. Larger reductions to this off balance sheet provision occurred in 2016 than 2015 resulting in additional income of $95,000 when comparing both years. The Corporation also renewed a vendor contract in 2016 resulting in retention fees that increased income by $55,000 when comparing 2016 to 2015. Income from customer check orders increased by $18,000, or 12.7% and mortgage servicing income net of amortization increased by $17,000, or 52.8%, when comparing both years.

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the last three years along with the percentage increase or decrease compared to the previous year.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)
	2016 vs. 2015				2015 vs. 2014
	2016	2015	Increase (Decrease)		2015	2014	Increase (Decrease)
	$	$	$	%	$	$	$	%

Salaries and employee benefits	16,769	14,796	1,973	13.3	14,796	13,943	853	6.1
Occupancy expenses	2,183	2,092	91	4.3	2,092	1,958	134	6.8
Equipment expenses	1,091	1,126	(35)	(3.1)	1,126	1,102	24	2.2
Advertising & marketing expenses	614	552	62	11.2	552	474	78	16.5
Computer software & data
processing expenses	1,831	1,594	237	14.9	1,594	1,624	(30)	(1.8)
Shares tax	807	781	26	3.3	781	714	67	9.4
Professional services	1,590	1,443	147	10.2	1,443	1,395	48	3.4
Other operating expenses	2,315	2,351	(36)	(1.5)	2,351	2,211	140	6.3
Total operating expenses	27,200	24,735	2,465	10.0	24,735	23,421	1,314	5.6

Salaries and employee benefits are the largest category of other expenses. In general, they comprise close to 60% of the Corporation’s total operating expenses. For the year 2016, salaries and benefits increased $1,973,000, or 13.3%, compared to 2015. Salaries increased by $1,455,000, or 13.3% for the year, while employee benefits increased by $518,000, or 13.4%. Salary and benefit expenses are growing because of the expansion of the branch network as well as the mortgage and commercial lending departments and other support positions within the Bank. These staff additions were on top of normal merit increases. Insurance costs increased $159,000, or 7.7%, from 2015 to 2016, due primarily to an increase in health insurance expense of $148,000, or 8.0%. Pension and 401(k) expenses were $918,000 in 2016, compared to $722,000 in 2015, a 27.1% increase. The pension portion experienced a $155,000, or 31.1% increase. Changes were made to the Corporation’s pension plan at the end of 2015 for 2016 that converted the pension plan to a profit sharing plan, and made several other changes consistent with safe harbor provisions of non-discriminatory profit sharing plans. Before 2016, management made a non-elective contribution equal to 5% of all employee compensation into the Corporation’s pension plan for all qualifying employees. Beginning in 2016, management split the 5% into two components as part of a new profit sharing plan with a contribution of 3% of all employee compensation for the year plus an elective contribution of up to 2% of all employee compensation based on the performance of the Corporation. The plan conversion also included changes that resulted in an accelerating vesting schedule for new employees and provided better benefits to a long-term employee in the year of termination. These changes along with both a record number of new hires and record year for employee turnover caused the Corporation’s pension expense to accelerate in 2016. The 401(k) portion of these expenses is much smaller in scope than the pension expenses since the Corporation is matching a maximum of up to 2.5% of salary depending on employee contributions, compared to contributing up to 5.0% of salary in the pension plan. The 401(k) expenses increased $41,000, or 18.4%, a function of a larger workforce and heavier employee participation.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance
•	Lease expense

Occupancy expenses have increased by $91,000, or 4.3%, for 2016 compared to 2015. The increase was caused by higher building repair and maintenance costs with heavier increases on the Corporation’s older structures. Occupancy expense was also driven higher due to a $22,000, or 19.7% increase in lease expense for 2016, compared to the prior year. This was due to the new lease of the drive-through facility located in Georgetown, as well as leased space in Strasburg for the loan and deposit production office both of which were opened in 2016. Both lease expense and occupancy expenses are expected to increase at a faster pace in 2017, due to anticipated further expansion of leased office space and the impact of a full year into the new facilities obtained in 2016.

Equipment expenses decreased by $35,000, or 3.1%, for 2016 compared to 2015. Furniture and equipment depreciation costs decreased by $36,000, or 4.7%, for the year ended December 31, 2016, compared to the prior year as assets purchased in years past became fully depreciated and more than offset new assets being put on the books.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Advertising and marketing expenses for the year increased by $62,000, or 11.2%, from 2015 levels. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses alone totaled $414,000 in 2016, which was a $37,000, or 9.8% increase, over 2015. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies. Public relations, the smaller category of advertising and marketing expenses, totaled $200,000 for 2016, compared to $175,000 for 2015, an increase of $25,000, or 14.3%. Fairs and expos, promotional items, and sponsorships make up this category. Management has increased marketing outreach efforts consistent with the Corporation’s expanded market area in 2016.

Computer software and data processing expenses increased by $237,000, or 14.9%, for 2016, compared to 2015. Software-related expenses were up $256,000, or 34.0%, for the year ended December 31, 2016, compared to the prior year, primarily because of increased amortization on existing software as well as purchases of new software platforms to support the strategic initiatives of the Corporation. These fees are likely to continue to increase in 2017 but at a slower percentage. Actual software expense incurred will be dependent on how quickly new software platforms are identified, analyzed, approved and placed into service.

Bank shares tax expense was $807,000 for 2016, an increase of $26,000, or 3.3%, from 2015. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. Prior to 2014, the shares tax calculation formula utilized a rolling six-year average of taxable shares, which was the average shareholders’ equity of the Bank less the average amount of exempt U.S. obligations held. The shares tax calculation in 2014 changed to using a period-end balance of shareholders’ equity and a tax rate of 0.89% versus 1.25% in 2013 and prior years. However, in 2016, the tax rate was changed to 0.95% causing an increase in costs compared to the prior year.

Professional services expense increased $147,000, or 10.2%, for 2016, compared to 2015. These services include accounting and auditing fees, legal fees, and fees for other third-party services. Trust department processing fees increased by $61,000 for the year ended December 31, 2016, compared to the prior year. Courier services increased by $14,000, or 54.7%, for the year as a result of courier services provided to customers in our new branch communities, primarily in southern Lancaster County. Other outside service fees increased by $41,000, or 6.5%, for the year ended December 31, 2016, compared to the year-to-date period in 2015.

Management uses the efficiency ratio as one metric to evaluate the Corporation’s level of operating expenses. The efficiency ratio measures the efficiency of the Corporation in producing one dollar of revenue. For example, an efficiency ratio of 70% means it costs seventy cents to generate one dollar of revenue. A lower ratio represents better operational efficiency. The formula for calculating the efficiency ratio is total operating expenses, excluding foreclosed property and OREO expenses, divided by net interest income on an FTE basis, prior to the provision for loan losses, plus other income, excluding gain or loss on the sale of securities. A higher level of operation expenses may be justified if the Corporation is growing interest earning assets and is increasing net interest income and other income at faster levels. This was the case in 2016 as the Corporation’s efficiency ratio was 75.1%, compared to 76.9% for 2015. The Corporation’s operating expenses have been growing at a more rapid pace as the Corporation increases locations and expands market area. Management is willing to incur expenses now in the effort to win business during the current market disruption. However, management has been successful in increasing both net interest income and fee income during this expansionary period, resulting in improved efficiency. In 2017, management anticipates further improvements in net interest margin, which will provide higher net interest income and better efficiency, outside of improvements caused by normal growth. In the near term, management’s goal is to reduce the efficiency ratio to below 75% with a longer-term goal of reducing it to 70%. While management desires a lower efficiency ratio, the desire to capture additional market share in the near future and the interest rate environment, including the timing of the Federal Reserve’s rate actions, will play a large part in determining when the Corporation’s efficiency ratio improves and the degree to which improvements can be made.

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

For the year ended December 31, 2016, the Corporation recorded a tax provision of $1,353,000, compared to $1,358,000 for 2015. The effective tax rate for the Corporation was 15.2% for 2016, compared to 16.4% for 2015. A higher level of tax-exempt assets as a percentage of total assets caused the lower effective Federal income tax rate for 2016. The majority of the Corporation’s tax-free assets are in the form of obligations of states and political subdivisions, referred to as municipal bonds. Management significantly increased the Corporation’s municipal bond holdings in 2016 causing the percentage of tax-exempt assets to increase and the effective tax rate to decline. Any material reduction in municipal bond holdings in 2017 would have the opposite impact.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of the cash on hand in the Corporation’s vaults, operational transaction accounts with the Federal Reserve Bank (FRB), and deposits in other banks. The FRB requires a specified amount of cash available either in vault cash or in an FRB account. Known as cash reserves, these funds provide for the daily clearing house activity of the Corporation and fluctuate based on the volume of each day’s transactions. Beyond these requirements, the Corporation maintains additional cash levels as part of Management’s active asset liability and liquidity strategy. Management has been carrying larger cash balances to provide an immediate hedge against interest rate risk and liquidity risk. As of December 31, 2016, the Corporation had $45.6 million in cash and cash equivalents, compared to $44.2 million as of December 31, 2015.

As a result of the actions of the Board of Governors on December 16, 2008, financial institutions have been able to receive a rate equivalent to the Federal funds rate on reserves held at the FRB. Because this rate matched the Federal funds rate that could be obtained at other correspondent banks, management began to keep larger balances at the FRB and less Federal funds. After the Federal Reserve action to raise the Federal funds rate to 0.50% on December 16, 2015, and to 0.75% on December 14, 2016, the Federal Reserve followed with incremental increases to the overnight rate that financial institutions received until that rate became 0.75%. The Corporation expects to maintain an element of total cash at the Federal Reserve as part of a diversified cash management plan. Management also invests excess cash in two money market accounts at other financial institutions. One money market account yielded a return of 0.85% at December 31, 2016, and the other money market account yielded a return of 0.95%, both more than the return received from the FRB. This diversification alters the mix of cash and cash equivalents to more interest bearing deposits in banks and less Federal funds sold. The cash and cash equivalents represent only one element of liquidity. For further discussion on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk.

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

Some conclusions drawn from the following table are as follows:

•	Balance sheet growth rate was 8.2% in 2016 compared to 3.5% in 2015.
•	Balance sheet mix changed with average balances of loans growing at a rate of 13.1%, compared to a 0.4% increase in securities.
•	Interest bearing demand deposits and savings deposits grew significantly in 2016 compared to a decline in time deposits.
•	Non-interest bearing deposits, the most beneficial deposits, grew at a rate of 18.3% in 2016, compared to 13.8% growth in 2015.
•	Time deposits continue to decline both in amount and as a percentage of total deposits with a 12.4% decrease in 2016 compared to a 10.4% decline in 2015.
•	Borrowings increased by 1.4% in 2016, a decrease from 3.8% in 2015.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

SOURCES AND USES OF FUNDS

(DOLLARS IN THOUSANDS)

	2016 vs. 2015				2015 vs. 2014
	2016	2015	Increase (Decrease)		2015	2014	Increase (Decrease)
Average Balances	$	$	$	%	$	$	$	%

Short-term investments	24,325	24,128	197	0.8	24,128	20,808	3,320	16.0
Securities available for sale	296,925	294,947	1,978	0.7	294,947	307,774	(12,827)	(4.2)
Regulatory stock	4,851	3,994	857	21.5	3,994	3,768	226	6.0
Loans	553,994	489,989	64,005	13.1	489,989	452,946	37,043	8.2
Total Uses	880,095	813,058	67,037	8.2	813,058	785,296	27,762	3.5

Interest bearing demand	188,758	160,238	28,520	17.8	160,238	152,239	7,999	5.3
Savings accounts	163,210	140,379	22,831	16.3	140,379	127,510	12,869	10.1
Time deposits	168,182	192,005	(23,823)	(12.4)	192,005	214,173	(22,168)	(10.4)
Borrowings	74,381	73,330	1,051	1.4	73,330	70,616	2,714	3.8
Non-interest bearing demand	247,730	209,328	38,402	18.3	209,328	183,998	25,330	13.8
Total Sources	842,261	775,280	66,981	8.6	775,280	748,536	26,744	3.6

Securities Available For Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of December 31, 2016, the Corporation had $308.1 million of securities available for sale, which accounted for 31.3% of assets, compared to 32.0% as of December 31, 2015. The securities portfolio increased in size, but decreased as a percentage of the balance sheet due to significant loan growth in 2016. Some proceeds from securities sales, calls, and maturities were deployed into new loans rather than being reinvested into new securities. However, deposits also grew at a rapid pace allowing for additional investments in the securities portfolio resulting in a higher absolute balance at the end of 2016 compared to the prior year. While the ending balance of securities increased 6.5% from December 31, 2015 to December 31, 2016, the average balance of securities only increased 0.7% for the year compared to 2015.

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

The securities policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications are designed to control the level of risk presented by each security type. The amount of diversity permitted through the policy allows management to pursue security types with better total return profiles or securities with higher yields. However, those securities that can provide higher levels of return will often bring higher elements of duration or credit risk. Management’s goal is to optimize portfolio total return performance while staying within portfolio policy guidelines. The composition of the securities portfolio at year end based on fair market value is shown in the following table.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)
	December 31,
	2016		2015		2014
	$	%	$	%	$	%

U.S. government agencies	32,261	10.5	29,691	10.3	46,159	15.6
U.S. agency mortgage-backed securities	55,869	18.1	41,980	14.5	37,950	12.8
U.S. agency collateralized mortgage obligations	37,936	12.3	47,331	16.3	48,066	16.2
Corporate bonds	52,091	16.9	63,305	21.9	65,108	22.0
Obligations of states and political subdivisions	124,430	40.4	101,583	35.1	93,331	31.6
Marketable equity securities	5,524	1.8	5,533	1.9	5,208	1.8

Total securities available for sale	308,111	100.0	289,423	100.0	295,822	100.0

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds which account for 98.2% of all securities. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. Refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion of risk strategies. To provide maximum flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of the portfolio on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on the bonds that are currently valued below book value. Impairment was recorded in 2014 on several of the Corporation’s private collateralized mortgage obligations (PCMOs) when it was determined that projected credit losses would occur. No additional impairment was recorded on PCMOs subsequent to 2014 as all remaining PCMOs were sold in 2014.

The Corporation’s marketable equity securities include an investment in qualified Community Reinvestment Act (CRA) mutual funds and a small portfolio of bank stocks held at the holding company level. A total of $5,250,000 has been invested into one qualified CRA fund that carried an AAA credit rating as of December 31, 2016. The fund is a Small Business Administration (SBA) CRA fund with a $5,250,000 book value and market value as it has a stable dollar price. The current guideline used by management for the minimum amount to be invested in CRA-approved investments is approximately 0.5% of assets. The current $5,250,000 of CRA investments is equivalent to 0.5% of assets. The small portfolio of bank stocks included in marketable equity securities had a book value of $219,000 and a fair market value of $274,000 as of December 31, 2016.

Overall, the tax equivalent yield on all of the Corporation’s securities declined from 2.68% for 2015, to 2.48% for 2016. The slope of the yield curve declined throughout 2016 until rates started to rise in the middle of the fourth quarter so the vast majority of securities that matured or were sold had higher yields than the securities purchased to replace them. Additionally, non-recurring U.S. sub-agency amortization of $1,681,000 was recorded during 2016 that resulted in a lower yield for the corporate sector and for the portfolio as a whole. The Corporation’s securities portfolio underwent a number of changes during 2016 including an increase in obligations of states and political subdivisions and a decrease in corporate bonds. The fair market value of the Corporation’s securities portfolio increased by $18.7 million, or 6.5%, from December 31, 2015 to December 31, 2016, but the portfolio accounted for a smaller amount of the Corporation’s assets at 31.3% as of December 31, 2016, compared to 32.0% as of December 31, 2015.

Management increased the amount of obligations of states and political subdivisions in 2016 in an effort to provide higher yields within the securities portfolio. While these securities have the longest maturities and interest rate and fair value risk, they do provide the highest returns and help to offset lower yields experienced within other sectors of the portfolio.

Management views the U.S. government agency sector as foundational to the building of the securities portfolio. U.S. agencies have very low risk and high liquidity, and depending on structure, are fairly predictable in terms of their performance. Non-callable agencies have a set maturity date with no principal payments until maturity. Callable agencies offer a higher yield but carry option risk, the risk that the agency could call the issue after it reaches the call date. This typically occurs if interest rates decline. The non-callable structures have lower yield but a better total return profile when considering all rate scenarios, however given a slow progression of higher rates the callable structure would outperform given the higher yield. As a result, management uses a blend of non-callable and callable instruments to

ENB FINANCIAL CORP
Management’s Discussion and Analysis

enhance yield performance but ensure a predictable cash flow ladder is built out into the future. Management prefers to use corporate bonds to supplement U.S. agencies in building a ladder of steady maturities in the one-year to five-year timeframe. Corporate bonds outperform U.S. agencies, especially in this shorter time frame, since they provide better yields, are not callable, and the credit risk of the corporate bonds is greatly mitigated by maintaining shorter maturities.

Investments in MBS and CMOs assist management in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike U.S. agency bonds, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay monthly principal and interest. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease. During the majority of 2016, cash flows from these securities were high as a result of low Treasury rates. Management desires and pursues those MBS and CMO securities that do not experience significant changes in prepayment speeds given changes in interest rates. Since nearly all of these securities are purchased at a premium, management is most concerned with how quickly that premium will be amortized based on the average life of the security. Therefore, management attempts to guard against those securities with fast or volatile prepayment speeds in favor of those that demonstrate more consistent principal payments.

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

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio on a tax-equivalent basis. In the continued prolonged period of historically low interest rates, the municipal bond sector has by far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds; however, they generally carry the longest duration and highest interest rate risk exposure out of all the Corporation’s securities. As interest rates increased during the fourth quarter of 2016, the valuations of these instruments decreased and reached an unrealized loss position of $3,998,000 for that segment of the securities portfolio as of December 31, 2016, compared to an unrealized gain position of $1,375,000 as of December 31, 2015, when interest rates were lower.

The vast majority of the municipal bonds held by the Corporation on December 31, 2016 carried between an A and an AA credit rating, with 8.3% carrying the highest AAA rating. These are stronger ratings on average than the ratings on the corporate bonds held by the Corporation. These ratings reflect the final rating or the rating with any insurance backing or credit enhancements. The Corporation’s securities policy requires that municipal bonds not carrying insurance have a minimum S&P credit rating of A- or a minimum Moody’s credit rating of A3 at the time of purchase. It is possible that municipalities have an underlying rating of S&P BBB+ or Moody’s Baa1 rating prior to insurance or credit enhancement while having a final rating of S&P A- or Moody’s A3 with the insurance and/or credit enhancement. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the weaker economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Therefore, management closely monitors any municipal bonds that have their credit ratings downgraded below initial purchase guidelines. The Corporation has not experienced any losses due to defaults or bankruptcies of states or political subdivisions. As of December 31, 2016, all of the municipal bonds carried credit ratings within the Corporation’s initial purchase policy requirements.

As of December 31, 2016, the Corporation held corporate bonds with a total book value of $52.9 million and fair market value of $52.1 million. Normal corporate bonds consisting of bonds issued by public companies as unsecured credit carry a 100% risk weighting for capital purposes and therefore are viewed as a higher risk security. Because of the higher risk posed by corporate bonds, the Corporation has a policy that limits corporates to 20% of the portfolio book value. As of December 31, 2016, this $52.9 million book value of corporate debt amounted to 17.1% of the portfolio book value, compared to $51.1 million book value, or 18.0% of portfolio book value as of December 31, 2015.

Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong relative yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued

ENB FINANCIAL CORP
Management’s Discussion and Analysis

the corporate paper fails. As a result of the higher level of credit risk taken on by purchasing a corporate bond, management has in place certain minimal credit ratings that must be met in order for management to purchase a corporate bond. The financial performance of any corporate bond being considered for purchase is analyzed both prior to and after purchase. Management conducts periodic monitoring throughout the year including an internal financial analysis. An independent credit review is conducted at least annually in addition to management’s periodic monitoring. Additionally, the Corporation’s securities policy calls for corporate bonds purchased to not have maturities greater than six years with the preferred maturity range of two to five years. Credit risk grows exponentially with length. The shorter the maturity the more assurance the company’s financial position will remain sufficiently strong to ensure full payment of the bond at maturity. The longer the time horizon the more difficult it is to project the financial health of the company.

Management closely monitors the unrealized gain or loss positions of all the corporate bonds to identify any potential weakness. The trading levels of these securities are closely linked to the financial performance and health of the entity. Significant declines in the valuations of these securities, beyond what can be attributed to movement in interest rates, are generally an indication of higher credit risk. Management reviews all securities with unrealized losses approaching 10% or those carrying unrealized losses for prolonged periods of time, for possible impairment. As of December 31, 2016, the highest percentage of unrealized loss for any corporate bond was 3.5%. All but five of the corporate bonds had at least an A credit rating by one of the major credit rating services, with all corporate bonds considered investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

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

The following table shows the weighted-average life and yield on the Corporation’s securities by maturity intervals as of December 31, 2016, based on amortized cost. All of the Corporation’s securities are classified as available for sale and are reported at fair value; however, for purposes of this schedule they are shown at amortized cost.

SECURITIES PORTFOLIO MATURITY ANALYSIS

(DOLLARS IN THOUSANDS)

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. government agencies	—	—	6,090	1.56	27,034	1.86	—	—	33,124	1.80
U.S. agency mortgage-backed securities	12,935	1.62	28,742	1.66	10,785	1.82	4,364	2.32	56,826	1.73
U.S. agency collateralized mortgage obligations	1,875	2.48	10,510	2.31	22,328	2.23	4,024	3.63	38,737	2.41
Corporate bonds	2,008	2.32	37,952	2.12	12,968	2.48	—	—	52,928	2.22
Obligations of states and political subdivisions	—	—	5,315	2.24	9,962	4.48	113,151	4.62	128,428	4.51
Marketable equity securities	—	—	—	—	—	—	5,469	1.52	5,469	1.52

Total securities available for sale	16,818	1.80	88,609	1.96	83,077	2.37	127,008	4.38	315,512	3.03

Securities are assigned to categories based on stated contractual maturity except for MBS and CMOs, which are based on anticipated payment periods.

The yield on the securities portfolio, including equity securities, was 3.03% as of December 31, 2016, compared to 3.09% as of December 31, 2015. As of December 31, 2016 and 2015, the effective duration of the Corporation’s fixed income security portfolio was 4.4 years for the base case or rates unchanged scenario. Effective duration is the estimated duration or length of a security or portfolio, which is implied by the price volatility. Effective duration is calculated by converting price volatility to a standard measurement representing length, expressed in years. It is a measurement of price sensitivity, with lower durations being advantageous in periods of rising rates and longer durations benefiting the holder in periods of declining rates. An effective duration of 3.0 years would approximate the duration of a three-year U.S. Treasury, a security that has no option risk or call provisions. Management receives effective duration and price volatility information quarterly on an individual security basis. Management’s target base case, or rates unchanged effective duration, is 2.5 years. The Corporation manages duration, along with interest rate sensitivity and fair value

ENB FINANCIAL CORP
Management’s Discussion and Analysis

risk, across the entire balance sheet. Currently, assets are repricing quicker than liabilities, meaning the Corporation is asset sensitive and benefits by higher interest rates. As a result, management has taken on more duration in the securities portfolio to enhance earnings performance. Regardless of the Corporation’s asset sensitive balance sheet position, management still desires to lower the securities portfolio’s effective duration from the current 4.4 years closer to the targeted 2.5 years throughout 2017 to further improve rates-up performance.

Effective duration is only one measurement of the length of the securities portfolio. Management receives and monitors a number of other measurements. In general, a shorter portfolio will adjust more quickly in a rising interest rate environment, whereas a longer portfolio will tend to generate more return over the long-term and will outperform a shorter portfolio when interest rates decline. Because the Corporation’s securities portfolio is longer than the average peer bank, it will generally outperform the average peer bank given static rates or a decline in interest rates, and will generally underperform given higher interest rates. Additionally, with fixed rate instruments, the longer the term of the security, generally the more fair value risk there is when interest rates rise. The converse is true when interest rates decline. The securities portfolio is a significant piece of the Corporation’s assets, but there are other crucial elements that management also uses to manage the Corporation’s asset liability position such as cash and cash equivalents and borrowings. Beyond these, management also utilizes other elements of the Corporation’s balance sheet to reduce exposure to higher interest rates. As of December 31, 2016, Prime-based loans accounted for over 35% of the Corporation’s total loans. This is a historic high driven up by the prolonged low rate environment. The unusually extended period of historically low rates also caused the Corporation’s deposits to undergo major changes in consistency with non-interest bearing accounts and savings accounts responsible for a larger percentage of deposits while time deposits have declined markedly. This has benefited the Corporation’s asset liability position with more core deposits which model with longer lives causing liabilities to extend. The combination of improvements in both Prime-based loans and longer core deposits have allowed management to take on more duration in the securities portfolio. See Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion on the Corporation’s management of asset liability risks including interest rate risk and fair value risk.

The majority of the Corporation’s securities are held at the bank level with only a very small portfolio of bank stocks held at the holding company level. With only $219,000 of book value as of December 31, 2016, the non-maturity nature of the Corporation’s bank stock portfolio is not material to the duration of the Corporation’s securities portfolio or assets. The decision to purchase these equity securities at the holding company level took into account tax strategies, market conditions, and other strategic decisions.

Loans

Net loans outstanding increased $50.8 million, or 9.9%, from $513.2 million at December 31, 2015, to $564.0 million at December 31, 2016. The following table shows the composition of the loan portfolio as of December 31 for each of the past five years.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	December 31,
	2016		2015		2014		2013		2012
	$	%	$	%	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	86,434	15.2	87,613	16.8	95,914	20.4	97,243	22.2	91,943	22.2
Agriculture mortgages	163,753	28.7	158,321	30.5	140,322	29.8	114,533	26.2	85,501	20.6
Construction	24,880	4.4	14,966	2.9	7,387	1.6	9,399	2.1	16,435	4.0
Total commercial real estate	275,067	48.3	260,900	50.2	243,623	51.8	221,175	50.5	193,879	46.8

Consumer real estate (a)
1-4 family residential mortgages	150,253	26.3	133,538	25.7	123,395	26.2	127,253	29.1	126,686	30.6
Home equity loans	10,391	1.8	10,288	2.0	12,563	2.7	10,889	2.5	13,122	3.2
Home equity lines of credit	53,127	9.3	37,374	7.2	27,308	5.8	21,097	4.8	15,956	3.9
Total consumer real estate	213,771	37.4	181,200	34.9	163,266	34.7	159,239	36.4	155,764	37.7

Commercial and industrial
Commercial and industrial	42,471	7.4	36,189	7.0	31,998	6.8	28,719	6.6	27,503	6.6
Tax-free loans	13,091	2.3	19,083	3.7	11,806	2.5	10,622	2.4	17,991	4.3
Agriculture loans	21,630	3.8	18,305	3.5	16,496	3.5	14,054	3.2	15,204	3.7
Total commercial and industrial	77,192	13.5	73,577	14.2	60,300	12.8	53,395	12.2	60,698	14.6

Consumer	4,537	0.8	3,892	0.7	3,517	0.7	4,063	0.9	3,872	0.9

Total loans	570,567	100.0	519,569	100.0	470,706	100.0	437,872	100.0	414,213	100.0
Less:
Deferred loan costs, net	(1,000)		(714)		(462)		(348)		(146)
Allowance for loan losses	7,562		7,078		7,141		7,219		7,516
Total net loans	564,005		513,205		464,027		431,001		406,843

(a)	Residential real estate loans do not include mortgage loans serviced for others. These loans totaled $66,767,000 as of December 31, 2016, $38,024,000 as of December 31, 2015, $16,670,000 as of December 31, 2014, $4,866,000 as of December 31, 2013, and $6,014,000 as of December 31, 2012.

The composition of the loan portfolio has remained relatively stable in recent years, with the one major trend being the growth in agricultural mortgage lending. The total of all categories of real estate loans comprised 85.7% of total loans as of December 31, 2016, compared to 85.1% of total loans as of December 31, 2015. Commercial real estate remains the largest category of the loan portfolio, consisting of 48.3% of total loans as of December 31, 2016, compared to 50.2% of total loans as of December 31, 2015. Within the commercial real estate segment there has been an acceleration of agricultural mortgages over the past five years, with commercial mortgages declining slightly and construction based mortgages growing in 2015 and 2016 compared to the two previous years. The Corporation has a history of an agricultural focus, which coincides with the market area and type of customers that we serve. In recent years management has allocated additional resources to build agricultural lending including the hiring of additional agricultural lenders. The agricultural economy was quicker to recover from the past prolonged recession than other elements of the economy, so management focused on the area that was generating the largest amount of quality loan growth. Agricultural loan growth slowed down in 2016 but is still the most significant area of growth over the past five years. Slower agricultural growth in 2016 was caused by a general slowing of the growth rate in the local agricultural industry, a more challenging year for dairy farmers, which account for approximately half the Corporation’s agricultural loans, and changes in the agricultural lending staff which temporarily impacted the pipeline of new agricultural loans.

Commercial real estate loans increased to $275.1 million at December 31, 2016, from $260.9 million at December 31, 2015, a 5.4% increase. As of December 31, 2016, all types of commercial real estate loans accounted for 78.1% of commercial purpose lending. Most of the commercial real estate growth occurred in the commercial construction loans which represent a fairly small element of the Corporation’s total loan portfolio, accounting for 4.4% of total loans as of December 31, 2016, and 2.9% of total loans as of December 31, 2015. These loan balances increased by $9.9 million, or 66.2% from December 31, 2015 to December 31, 2016. The increase was due to construction projects being started that had been put on hold in prior years until the economy showed signs of recovery. As the general economic conditions improve further in 2017, the commercial real estate construction lending is expected to remain at these higher levels.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Agriculture mortgage loans increased to $163.8 million at December 31, 2016, from $158.3 million at December 31, 2015, a 3.5% increase. As of December 31, 2016, these loans made up 59.5% of total commercial real estate loans compared to 60.7% as of December 31, 2015. As economic conditions improved in 2015 and 2016, and as the Corporation had a more concerted agriculture initiative, agricultural mortgage loans grew at a significant pace. The trend over the past five years has been for agricultural mortgages to grow as a percentage of total commercial mortgages and as a percentage of the total loan portfolio, although 2016 marked a change in this trend with commercial loans beginning to grow faster, initially through construction loans, while agricultural mortgage lending slowed. The agricultural mortgages, along with agricultural loans not secured by real estate, accounted for 32.5% of the entire loan portfolio as of December 31, 2016, compared to 34.0% as of December 31, 2015. Management expects agricultural loans to continue to increase in 2017 but at a slower pace with commercial real estate growing at a faster pace. Management believes as economic conditions improve further in 2017, other elements of the local diversified economy outside of the agriculture industry will expand and cause commercial mortgages to grow faster.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 13.5% of total loans as of December 31, 2016, compared to 14.2% as of December 31, 2015. In scope, the commercial and industrial loans represent approximately 22% of the commercial real estate loans as of December 31, 2016. This is consistent with management’s credit preference for obtaining real estate collateral when making commercial loans. The balance of total commercial and industrial loans increased from $73.6 million at December 31, 2015, to $77.2 million at December 31, 2016, a 4.9% increase. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. The increase in the entire commercial and industrial segment in 2016 was primarily due to an increase in commercial and industrial loans and agriculture loans. Tax-free loans, consisting of loans to local municipalities, decreased by $6.0 million, or 31.4%, from December 31, 2015 to December 31, 2016, due to the payoff of one significant tax-free loan relationship. Management anticipates that commercial loans not secured by real estate will continue to experience moderate growth in 2017.

The Corporation provides credit to many small and medium-sized businesses. Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees. Businesses are also using more of their available credit from both unsecured and real estate secured lines of credit as improving economic conditions resulted in more sales and accounts receivable impacted cash flow needs. Commercial and industrial loans increased to $42.5 million at December 31, 2016, a $6.3 million, or 17.4% increase, over the $36.2 million at December 31, 2015. The commercial and industrial agricultural loans grew over the same period, related to the improving agricultural conditions. During 2016, these loans grew by $3.3 million, or 18.2%, over balances at December 31, 2015. The commercial and industrial agricultural loans are expected to grow moderately in 2017.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following chart details the Corporation’s CRE loans as of December 31, 2016 and December 31, 2015.

CRE SUMMARY BY CATEGORY
(DOLLARS IN THOUSANDS)	December 31,
	2016		2015
	Total		Total
	Committed	Risk-Based	Committed	Risk-Based
	Loan Amount	Capital	Loan Amount	Capital
CRE Description	$	%	$	%
Land Development Loans	11,272	10.5	13,038	12.7
1-4 Family Residential Construction Loans	3,435	3.2	1,472	1.4
Commercial Construction Loans	20,479	19.0	15,859	15.4
Other Land Loans	1,548	1.4	1,597	1.6
Multi-Family Property	7,385	6.9	7,156	7.0
Nonfarm, Nonresidential Property	23,450	21.8	22,561	21.9
Nonfarm, Nonresidential Property - Temp	—	—	—	—
Unsecured Loans to Developers	1,464	1.3	1,464	1.4
	69,033	64.1	63,147	61.4

Corporation's Risk-Based Capital	107,732		102,891

The Corporation’s level of CRE loans is low relative to other financial institutions in its peer group and as a percentage of risk-based capital, with 64.1% as of December 31, 2016. Management does not believe the Corporation’s CRE profile will change significantly during 2017. Management is closely monitoring all CRE loan types to be able to determine any negative trends that may occur. Management does internally monitor the delinquencies and risk ratings of these loans on a monthly basis and has established internal policy guidelines to restrict the amount of each of the above eight types of CRE loans as a percentage of capital. As of December 31, 2016, the Corporation was well under internal guidelines for all of the above CRE loan types.

Outside of commercial real estate loans, the consumer residential real estate category represents the second largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $181.2 million on December 31, 2015, to $213.8 million on December 31, 2016, an 18.0% increase. This category includes closed-end fixed rate or adjustable rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged very close to 40% of total loans. In 2015, this percentage was 34.9%, and in 2016 it increased to 37.4%. Management expects the consumer residential real estate category to increase at a similar pace in 2017 due to a continued effort to increase mortgage volume. The economic conditions for consumers have also improved slightly going into 2017. Consumer disposable income is higher and home valuations have increased, which has increased the equity available in their homes. However, with the relatively fast growth rates being experienced in commercial and agricultural lending, it is likely the entire consumer residential real estate component will remain under 40% of the loan portfolio.

The first lien 1-4 family mortgages increased by $16.7 million, or 12.5%, from December 31, 2015, to December 31, 2016. These first lien 1-4 family loans made up 70% of the residential real estate total as of December 31, 2016, and 74% as of December 31, 2015. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. During 2016, mortgage production increased 60% over the prior year.  The Corporation experienced significant increases in both portfolio and secondary market production, however, the percentage of mortgages held in the Corporation’s mortgage portfolio decreased from 57% to 52% of overall volume, driving additional gain on sale income in 2016.  The Corporation’s continued focus on the growth of the mortgage division led to an incremental increase in purchase-money and new construction concentration; 43% of volume in 2016 was purchase, 28% was residential construction lending, and only 29% was refinance activity.  The volume of residential mortgage production in 2016 led to a 12.5% increase in growth of the overall residential loan portfolio, with a significant shift from fixed rate loans to interim adjustable rate mortgages (ARMs), climbing from 14% of the residential loan portfolio at the end of 2015, to 28% at the end of 2016.  This shift in production has decreased the bank’s interest rate risk profile and this trend is expected to continue in 2017.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As of December 31, 2016, the remainder of the residential real estate loans consisted of $10.4 million of fixed rate junior lien home equity loans, and $53.1 million of variable rate home equity lines of credit (HELOCs). This compares to $10.3 million of fixed rate junior lien home equity loans, and $37.4 million of HELOCs as of December 31, 2015. Therefore, combined, these two types of home equity loans increased from $47.7 million to $63.5 million, an increase of 33.1%. The Prime rate had remained at a very low level of 3.25% for seven years beginning in December of 2008 and increased by 25 basis points to 3.50% in December of 2015 and another 25 basis points to 3.75% in December of 2016. This rate is still lower than fixed home equity rates, which generally ranged between 4.0% and 6.5%, resulting in customers shifting most new home equity borrowings to HELOCs and either paying off or continuing to pay down their fixed rate home equity loans. The majority of borrowers chose variable-rate HELOC products throughout 2015 and 2016 instead of fixed-rate home equity loans. In addition, multiple HELOC specials with a low introductory rate were offered in 2015 and 2016, which encouraged more HELOC activity resulting in the sizeable increase in this category of loans since the prior year. Management believes the trends experienced in 2016 will continue until the Prime rate begins to increase more substantially.

Consumer loans not secured by real estate represent a very small portion of the Corporation’s loan portfolio, accounting for 0.8% of total loans as of December 31, 2016, and 0.7% of loans at December 31, 2015. In recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Due to the credit crisis that occurred in 2008 and 2009, specialized lenders began pulling back on the availability of credit and more favorable credit terms. The underwriting standards of major financing and credit card companies began to strengthen in the past few years after years of lower credit standards. This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice. Management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of additional consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. Consumers are still holding back in the weak economic conditions, many trying to consolidate or pay off their debt. This is controlling the amount of new growth that is occurring in consumer loans.

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

Management does not anticipate that the loan portfolio composition will change materially in 2017, or be subject to any adverse trends, events, or uncertainty. The robust agricultural mortgage growth that occurred in 2015 and prior moderated in 2016 and will likely continue at this pace. Whereas the commercial mortgage growth that started in 2016 in the form of a spike in construction mortgages, will likely transition to more standard commercial real estate business in 2017. Commercial mortgage growth will be dependent on economic conditions continuing to improve. This has been a trend that management has observed with agricultural lending doing well when the economy is weak and commercial loan activity is diminished. As economic activity increases, the trend begins to reverse with agricultural lending slowing and commercial loan growth increasing. Since commercial lending is highly linked to economic conditions it is likely the entire commercial real estate area will grow as a percentage of total loans. The largest single category of 1-4 family residential mortgages will likely show a slight increase, but could still decline as a percentage of the entire loan portfolio.

The following tables show the maturities for the loan portfolio as of December 31, 2016, by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

LOAN MATURITIES

(DOLLARS IN THOUSANDS)

		Due After
		One Year
	Due in One	Through	Due After
	Year or Less	Five Years	Five Years	Total
	$	$	$	$
Commercial real estate
Commercial mortgages	4,928	3,794	77,712	86,434
Agriculture mortgages	9,672	2,640	151,441	163,753
Construction	1,543	17	23,320	24,880
Total commercial real estate	16,143	6,451	252,473	275,067

Consumer real estate
1-4 family residential mortgages	7,653	4,381	138,219	150,253
Home equity loans	5,018	666	4,707	10,391
Home equity lines of credit	—	639	52,488	53,127
Total consumer real estate	12,671	5,686	195,414	213,771

Commercial and industrial
Commercial and industrial	24,607	14,218	3,646	42,471
Tax-free loans	—	—	13,091	13,091
Agriculture loans	13,648	4,512	3,470	21,630
Total commercial and industrial	38,255	18,730	20,207	77,192

Consumer	1,139	3,295	103	4,537
Total amount due	68,208	34,162	468,197	570,567

FIXED AND FLOATING RATE LOANS DUE AFTER ONE YEAR

(DOLLARS IN THOUSANDS)

		Floating or
	Fixed Rates	Adjustable Rates	Total
	$	$	$

Commercial real estate
Commercial mortgages	3,794	77,834	81,628
Agriculture mortgages	2,830	151,252	154,082
Construction	896	22,442	23,338
Total commercial real estate	7,520	251,528	259,048

Consumer real estate
1-4 family residential mortgages	82,885	59,630	142,515
Home equity loans	3,455	1,919	5,374
Home equity lines of credit	6,192	47,108	53,300
Total consumer real estate	92,532	108,657	201,189

Commercial and industrial
Commercial and industrial	16,593	1,355	17,948
Tax-free loans	10,588	2,503	13,091
Agriculture loans	2,906	5,076	7,982
Total commercial and industrial	30,087	8,934	39,021

Consumer	3,101	—	3,101

Total amount due	133,240	369,119	502,359

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

Out of all the loans due after one year, 26.5% are fixed-rate loans as of December 31, 2016. This is lower than the prior year end when 31.0% of the loans due after one year were fixed rate. These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower. Floating or adjustable rate loans reflect different types of repricing. Approximately 40% of the $369.1 million of floating or adjustable loans due after one year are true floating loans. These loans are tied to the Prime rate and will reprice when the Prime rate changes. For commercial customers, generally all pass credits have been granted access to the Prime rate since 2011. However, a number of the Corporation’s business and commercial Prime-based loans have been priced at levels above the Prime rate due to the credit standing of the borrower. In terms of consumer real estate loans utilizing the Prime rate for pricing, the most common rate is Prime; however, the Corporation now utilizes risk-based pricing which causes HELOCs to be priced at various multiples of the Prime rate. Outside of a six-month introductory rate, the majority of the Corporation’s HELOCs were priced at 3.75%, 4.00%, and 4.25% as of December 31, 2016. The other 60% of the Corporation’s floating or adjustable loans due after one year are adjustable in nature and will reprice at a predetermined time in the amortization of the loan. These loans are mostly real estate commercial loans.

As of December 31, 2015, 38% of the $315.5 million of floating or adjustable loans due after one year were true floating rate loans that could reprice immediately, with the other 62% being adjustable after an initial fixed rate period. The percentage of loans that can reprice immediately increased from 38% as of December 31, 2015, to 40% as of December 31, 2016. This increase was a function of more home equity lines of credit in 2016 which immediately reprice whenever the Prime rate changes. True floating rate loans that would immediately reprice according to changes in the Prime rate are favorable in reducing the Corporation’s total exposure to interest rate risk and fair value risk should interest rates increase. It is likely the borrowing habits of commercial borrowers will change as they become more convinced interest rates will be increasing in the near future. More commercial customers will desire to lock into an initial fixed interest rate period to avoid future rate increases. This could cause a surge in commercial loan activity in early 2017 as commercial borrowers attempt to act ahead of Federal Reserve rate actions.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

ENB FINANCIAL CORP
Management’s Discussion and Analysis

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	December 31,
	2016	2015	2014	2013	2012
	$	$	$	$	$

Non-accrual loans	721	380	967	1,101	1,298
Loans past due 90 days or more and still accruing	384	378	384	231	314
Troubled debt restructurings, non-performing	—	—	—	—	—
Total non-performing loans	1,105	758	1,351	1,332	1,612

Other real estate owned	—	—	69	39	264

Total non-performing assets	1,105	758	1,420	1,371	1,876

Non-performing assets to net loans	0.20%	0.15%	0.31%	0.32%	0.46%

Non-performing assets increased by $347,000, or 45.8%, from December 31, 2015, to December 31, 2016, primarily as a result of higher levels of non-accrual loans that resulted primarily from adding one commercial loan relationship to non-accrual in the second quarter of 2016. If troubled debt restructuring (TDR) is on non-accrual status, it is considered a non-accrual loan for purposes of this schedule. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender. There were no non-performing TDR loans as of December 31, 2015 or December 31, 2016. Management continues to monitor delinquency trends and the level of non-performing loans as a leading indicator of future credit risk. At this time, management believes that the potential for material losses related to non-performing loans remains low but is likely to trend higher. This is more of a function of the Corporation’s non-performing assets already being at very low historical levels. It is far more likely the level of non-performing assets would increase than decline to lower levels. While the level has increased in dollar amount and as a percentage of net loans, it remains at very low levels relative to the size of the portfolio and relative to peers.

As of December 31, 2016, there were four loans to three unrelated borrowers totaling $721,000 on non-accrual compared to one loan totaling $380,000 as of December 31, 2015. The loan on non-accrual status as of December 31, 2015, was a loan to a borrower in the trucking industry. This loan was also on non-accrual status as of December 31, 2016, with a balance of $209,000. Normal principal payments were the reason for the decrease in balance from December 31, 2015 to December 31, 2016. A borrower in the home improvement industry was added to non-accrual in 2016 with two loans totaling $492,000. These additions were the primary reason for the increase in non-accrual loans from December 31, 2015 to December 31, 2016.

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

As of December 31, 2016 and 2015, the Corporation had no properties classified as other real estate owned (OREO). Expenses related to OREO are included in other operating expenses and gains or losses on the sale of OREO are included in other income on the Consolidated Statements of Income.

Total delinquencies include loans 30 to 59 days past due, loans 60 to 89 days past due, loans 90 days or more past due and still accruing, and non-accrual loans. Total delinquencies as a percentage of total loans increased slightly from 0.56% as of December 31, 2015, to 0.59% as of December 31, 2016. Management believes that the low levels of delinquencies experienced in 2015 and 2016 will continue in 2017 as economic conditions continue to improve. All of the Corporation’s delinquency percentages are significantly below the Corporation’s national peer group average. The potential for significant losses related to delinquent loans is difficult to predict as actual charge-offs are dependent on more than the level of delinquency. Management does view that the levels of delinquency, as well as net charge-offs, are at such historic lows that there is more likelihood they will increase going forward than decline. However, management currently does not expect the overall level of delinquencies to change materially in 2017.

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

While many financial institutions experienced this pattern of an escalation of allowance for loan losses after the financial crisis, then followed with reductions to the allowance in the form of credit provisions, the Corporation generally lagged this trend. This was due to following a steady decline of the Corporation’s classified assets, delinquencies and non-performing loans. It took a longer period to bring the allowance back down to levels supported by the quarterly allowance for loan loss calculation. After three years of credit provisions, 2015 and 2016 marked a return to a more normal provision expense.

The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for each of the past five years. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	December 31,
	2016	2015	2014	2013	2012
	$	$	$	$	$

Balance at January 1,	7,078	7,141	7,219	7,516	8,480
Loans charged off:
Commercial real estate	—	(272)	(204)	—	—
Consumer real estate	—	(28)	—	(84)	(17)
Commercial and industrial	(23)	(44)	(12)	(41)	(47)
Consumer	(31)	(18)	(19)	(22)	(13)
Total charge-offs	(54)	(362)	(235)	(147)	(77)

Recoveries of loans previously charged off:
Commercial real estate	—	34	—	—	—
Consumer real estate	10	—	5	—	1
Commercial and industrial	193	112	201	74	78
Consumer	10	3	1	1	9
Total recoveries	213	149	207	75	88
Net loans recovered (charged off)	159	(213)	(28)	(72)	11
Provision charged (credited) to operating expense	325	150	(50)	(225)	(975)
Balance at December 31,	7,562	7,078	7,141	7,219	7,516

Net (charge-offs) recoveries as a %
of average total loans outstanding	0.03	(0.04)	(0.01)	(0.02)	0.00

Allowance at year end as a % of total loans	1.32	1.36	1.52	1.65	1.81

Charge-offs for the year ended December 31, 2016, were $54,000, compared to $362,000 for the same period in 2015. The Corporation’s charge-offs are very low compared to the peer group average and represent a fairly typical level of consumer and small business loan charge-offs that would result from management charging off unsecured debt over 90 days delinquent with little likelihood of recovery.

During 2016, the Corporation recorded provision expense of $325,000 compared to $150,000 during 2015. The provision is used to increase or decrease the allowance for loan losses to a level considered adequate to provide for losses inherent in the loan portfolio. Throughout 2012, 2013, and 2014, after analysis of various factors, the allowance for loan loss calculation resulted in a reduction of the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans. Provision expense was recorded in 2015 and 2016 primarily due to slightly higher charge-offs in 2015 as well as significant loan portfolio growth in both years. Management closely tracks delinquent, non-performing, and classified loans as a percentage of capital and of the loan portfolio.

From December 31, 2015 to December 31, 2016, there was a $476,000, or 4.5% increase, in substandard loans, which are considered classified loans and receive the highest degree of attention from management due to identified weaknesses. Special mention loans increased $11.6 million, from $1.3 million at December 31, 2015, to $12.8 million at December 31, 2016. Special mention loans increased throughout 2016 due primarily to downgraded risk ratings on multiple commercial borrowers with nearly half of the $11.6 million increase coming from one large commercial relationship with four related businesses. Management is closely monitoring this commercial borrower, along with the other special mention loans for any further deterioration of credit standing. Special mention loans, while not considered classified loans, do receive more scrutiny than a standard pass grade commercial loan and are assigned higher allocations for loan losses due to their status. The large increase in special mention is an accurate reflection of weaker 2015 and 2016 interim financial results for several commercial borrowers. All of the Corporation’s substandard and special mention borrowers will be reassessed as final 2016 financial information comes in during early 2017.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. For the five-year period from 2012 through 2016, the Corporation maintained an allowance as a percentage of loans in a range between 1.32% and 1.81%. In 2016, the percentage decreased from 1.36% at the beginning of the year, to 1.32% as of December 31, 2016. The composition of the Corporation’s loan portfolio has not changed materially from 2015 to 2016 and management views the overall risk profile of the portfolio to be similar to what it was in 2015. Management will continue to increase or decrease the allowance as a percentage of total loans based on the quarterly calculation of the allowance for loan losses. Any increases are based on the need to allocate

ENB FINANCIAL CORP
Management’s Discussion and Analysis

additional amounts based on estimated credit losses inherent in the current portfolio, utilizing historical and projected credit losses and levels of qualitative and quantitative risks that are appropriate based on the current credit environment. The Corporation’s allowance for loan losses as a percentage of loans will likely remain relatively unchanged throughout 2017.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. In 2016, net recoveries represented 0.03% of average total loans outstanding compared to net charge-offs of 0.04% in 2015.

The following table provides the allocation of the Corporation’s allowance for loan losses by major loan classifications. The percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type.

ALLOCATION OF RESERVE

(DOLLARS IN THOUSANDS)

	December 31,
	2016		2015		2014		2013		2012
		% of		% of		% of		% of		% of
	$	Loans	$	Loans	$	Loans	$	Loans	$	Loans

Real estate	5,447	85.7	5,234	85.1	5,201	86.5	5,003	86.9	5,085	84.4
Commercial and industrial	1,552	13.5	1,314	14.2	1,301	12.8	1,416	12.2	1,640	14.7
Consumer	82	0.8	62	0.7	66	0.7	102	0.9	61	0.9
Unallocated	481	—	468	—	573	—	698	—	730	—
Total allowance for loan losses	7,562	100.0	7,078	100.0	7,141	100.0	7,219	100.0	7,516	100.0

Real estate loans represent a more substantial portion of the outstanding loan portfolio and, while real estate secured loans have historically experienced lower losses than non-real estate secured loans, more of these types of loans have indicated deteriorating valuation and financial health that may result in future losses. The prolonged weak economy has impacted consumer financial strength and the value of residential homes continues to be down significantly. Meanwhile, the overall credit quality of real estate backed business loans deteriorated as the value of the real estate collateral declined and business conditions continued to be weak. The combined consumer and business real estate portion of the loan portfolio increased by $46.7 million, or 10.6%, from December 31, 2015, to December 31, 2016. This portion of the loan portfolio has the highest reserve allocation due primarily to the high balances. Real estate secured loans generally have less risk than non-real estate secured loans, but because of the large portfolio and continued growth, a significant amount of the reserve is allocated to cover potential losses in this sector. The dollar amount of allocation for all real estate loans increased by $213,000, or 4.1%, from December 31, 2015 to December 31, 2016.

In the past, commercial and industrial loans not secured by real estate had historically experienced higher loan losses as a percentage of balances. It therefore required a larger relative percentage of the reserve. However, the reserve allocated to these loans was on the decline in terms of an absolute number since 2012. In 2016, with the resurgence of more construction lending, the reserve allocated to commercial and industrial needed to be increased despite representing a smaller portion of the outstanding loan portfolio. For 2016, the dollar amount of allocation for commercial and industrial loans increased by $238,000, or 18.1%, with this allocation accounting for 20.5% of the total allowance as of December 31, 2016 compared to 18.6% of the total allowance as of December 31, 2015. The increase in the commercial and industrial allocation is a reflection of the higher level of risk taken on in this category of loans.

As of December 31, 2016, 72.0% of the allowance was allocated to real estate secured loans, both consumer and commercial, which make up 85.7% of all loans, while 20.5% of the allowance was allocated to commercial and industrial loans, which make up 13.5% of all loans.

The amount of allowance allocated to consumer loans has always been very small as generally consumer loans more than 90 days delinquent are charged off. The amount of allowance allocated to consumer lines and personal loans is based on historical losses and qualitative factors.

The $481,000 unallocated portion of the allowance as of December 31, 2016, increased slightly from the balance at the end of 2015, and the unallocated portion as a percentage of the total allowance declined from 6.6% at December 31, 2015, to 6.4% at December 31, 2016.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $872,000, or 4.0%, to $22,568,000 on December 31, 2016, from $21,696,000 as of December 31, 2015. During 2016, capital investments were made by the Corporation in new branch offices as well as investments at existing branches. The new investments that did occur in premises and equipment were primarily due to purchases associated with the new branches in Morgantown, Georgetown, and Strasburg, Pennsylvania. In 2016, $2,272,000 of new investments were made in premises and equipment, while the Corporation recorded $1,400,000 of accumulated depreciation on existing assets, resulting in the increase in net premises and equipment during the year. The Corporation had $180,000 in construction in process at the end of 2016 compared to $163,000 at the end of 2015. It is anticipated that premises and equipment, net of accumulated depreciation, will increase in 2017 as a higher level of capital improvements are expected with the addition of the full-service Strasburg branch office. For further information on the expected Strasburg branch office, refer to Part I, Item 1. Business, under the Market Area and Competition subtopic of the Business Operations section. For further information on fixed assets refer to Note D to the Consolidated Financial Statements.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) of Pittsburgh and Atlantic Community Bankers Bank (ACBB). The Corporation’s $5,372,000 of regulatory stock holdings as of December 31, 2016, consisted of $5,184,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation on a quarterly basis at par if outstanding borrowings decline to a predetermined level. The FHLB also pays a quarterly dividend on the outstanding shares held by the Corporation. The FHLB’s quarterly dividend yield was 5.00% annualized on activity stock and 2.00% annualized on membership stock as of December 31, 2016. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. In addition to the normal quarterly dividend, the FHLB paid a special dividend in the first quarter of 2015 due to their record earnings and strong financial position as of December 31, 2014. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Bank-Owned Life Insurance (BOLI)

The Corporation owned life insurance with a total recorded cash surrender value (CSV) of $24,687,000 on December 31, 2016, compared to $23,869,000 on December 31, 2015. The Corporation holds two distinct BOLI programs. The first, with a CSV of $4,726,000, was the result of insurance policies taken out on directors of the Corporation electing to participate in a directors’ deferred compensation plan. The program was designed to use the insurance policies to fund future annuity payments as part of a directors’ deferred compensation plan that permitted deferral of Board pay from 1979 through 1999. The plan was closed to entry in 1999, when directors were no longer provided the option of deferring their Board pay. The Corporation pays the required premiums for the policies and is the owner and beneficiary of the policies. The life insurance policies in the plan generally have annual premiums; however, the premium payments are not required after the first five years. The Corporation continues to make the premium payments, which cover the cost of the insurance and generally add to the cash surrender value of the policy.

The second BOLI plan was originated in 2006 when life insurance was first taken out on a select group of the Corporation’s officers. The additional income generated from this BOLI plan is to assist in offsetting the rising cost of benefits currently being provided to all employees. The most recent BOLI investment was a $2.5 million investment made in May of 2015. This caused a sharper increase in BOLI CSV and income in 2015. The CSV for this plan was $19,961,000 as of December 31, 2016, compared to $19,353,000 at December 31, 2015. The increase of $608,000 during 2016 was the result of the internal return generated from these policies, net of cost of insurance, reflected as

ENB FINANCIAL CORP
Management’s Discussion and Analysis

higher cash surrender value. The Corporation purchased whole life policies for this BOLI plan and is the owner and beneficiary of the policies.

Deposits

The Corporation’s total ending deposits increased $77.4 million, or 10.5%, from $740.1 million on December 31, 2015, to $817.5 million on December 31, 2016. Customer deposits are the Corporation’s primary source of funding for loans and investments. In recent years, economic concerns, the credit crisis, and volatile performance of the stock market and other types of investments like real estate led customers back to banks as safe places to invest money, in spite of historically low interest rates. In addition to this trend, there was significant market disruption in the Corporation’s market area beginning in 2015 that greatly impacted 2016 with the acquisition of several local banks which resulted in customers seeking a new local financial institution to meet their needs. Most of the growth in deposit balances during 2015 was in non-interest bearing demand accounts and savings accounts, with higher cost deposits like time deposits decreasing.

The Deposits by Major Classification table, shown below, provides the average balances and rates paid on each deposit category for each of the past three years. The average 2016 balance carried on all deposits was $767.9 million, compared to $701.9 million for 2015. This represents an increase of 9.4% on average deposit balances. The increase in average deposit balances from 2014 to 2015 was 3.5%. Average balances provide a more accurate picture of growth in deposits because deposit balances can vary throughout the year. In addition, the interest paid is based on average deposit balances carried during the year calculated on a daily basis.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2016		2015		2014
	$	%	$	%	$	%

Non-interest bearing demand	247,730	—	209,327	—	183,998	—
Interest-bearing demand	17,360	0.22	13,420	0.26	12,135	0.28
NOW accounts	85,222	0.13	75,044	0.15	75,017	0.15
Money market deposit accounts	86,176	0.15	71,774	0.18	65,087	0.19
Savings accounts	163,210	0.05	140,379	0.05	127,510	0.05
Time deposits	168,182	1.01	192,005	1.11	214,173	1.28
Total deposits	767,880		701,949		677,920

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Fees
•	Strength of the financial institution
•	Permanence of the financial institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to financial competition

The Corporation has been a stable presence in the market area and offers convenient locations, relatively low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves. Management has always priced products and services in a manner that makes them affordable for all customers. This, in turn, creates a high degree of customer loyalty, which has provided stability to the deposit base. In 2016, management saw significant deposit inflows due to merger activity in the local market. The Corporation continues to generally benefit from the customers’ preference to conduct business with a smaller financial institution versus a larger institution. The Corporation’s deposits also grew in the Morgantown and Georgetown market areas where new branches were opened in 2016. These offices and the Morgantown office in particular, significantly expanded the Corporation’s market area, which management continues to execute as part of the strategic plan.

The average balance of the Corporation’s core deposits, including non-interest bearing demand deposits, interest-bearing demand deposits, NOW accounts, MMDA accounts, and savings accounts, grew $89.8 million, or 17.6%, since

ENB FINANCIAL CORP
Management’s Discussion and Analysis

December 31, 2015. Several converging factors are assisting in the increase in core deposits. Primarily, local merger-related activity has increased deposit accounts at the Corporation. Additionally, interest rates are at historic lows, which results in less motivation for customers to shop interest rates because the differential between high and low rates is compressed. Management believes customers are trying to build more liquid funds as a matter of prudence with an economy that is struggling to improve. The safety of FDIC-insured funds and immediate or nearly immediate funds in the current environment appears to be more of a concern to customers than interest rates. Consumers appear to want to remain flexible and have cash on hand should interest rates increase. As such, they want to remain short and not extend, choosing to retain more funds in demand and savings accounts. Additionally, there is still consumer concern over the stability of some larger financial institutions which has led customers seeking security at smaller community banks with high levels of capital and long-standing reputations.

Time deposits are typically a more rate-sensitive product making them a less reliable source of funding. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. Due to current adequate funding levels from all sources, the Corporation’s recent time deposit strategy has been to offer rates that meet or slightly exceed the average rates offered by the local competing banks. This strategy will not grow time deposits in the current environment because interest rates being offered have been on the decline and are at historically low levels not attractive to many depositors.

In 2016 time deposits continued to decline in both dollars and as a percentage of the Corporation’s deposits with the average balance decreasing by $23.8 million, or 12.4%, compared to 2015 average balances. This is a function of the interest rate environment and the relatively small difference between time deposit rates and interest bearing demand deposit and money market fund rates. The consumer weighs the benefit of the higher rate versus the inability to gain access to the time deposit funds until the maturity date. The longer the low interest rate environment persists and the higher the likelihood that the Federal Reserve will increase the overnight rates again in 2017, the more likely the consumer will be content to not invest in time deposit accounts in favor of keeping their funds fully accessible. A portion of the decrease in time deposit balances from 2015 to 2016 can also be attributed to customers redeploying their time deposits into the equity market and other investments, and other competing financial institutions that have different pricing strategies. A reduction in time deposits has worked in concert with management’s asset liability plan for a better mix of core deposits relative to time deposits. Management was willing to see a decline in time deposit balances as the most expensive source of funding for the Corporation.

Management follows a disciplined pricing strategy with regard to time deposit funds desiring not to pay materially above wholesale pricing levels. In this regard, if some elements of market competition prices materially above wholesale rates, management will not meet those pricing levels and will seek more cost effective wholesale funding opportunities.

As of December 31, 2016, time deposits over $100,000 made up 31.5% of the total time deposits. This compares to 32.3% on December 31, 2015. The total dollar amount of time deposits over $100,000 declined $7.6 million, or 13.1%, from December 31, 2015 to December 31, 2016. Since time deposits over $100,000 are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease. The following table provides the total amount of time deposits of $100,000 or more for the past three years by maturity distribution.

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

(DOLLARS IN THOUSANDS)

	December 31,
	2016	2015	2014
	$	$	$

Three months or less	7,496	13,336	20,165
Over three months through six months	4,165	8,896	4,439
Over six months through twelve months	7,738	9,691	12,812
Over twelve months	31,488	26,611	30,667
Total	50,887	58,534	68,083

In order to meet future funding obligations, it is necessary to review the timing of maturity for large depositors, like the time deposits of $100,000 or more. The Corporation monitors all large depositors to ensure that there is a steady flow of maturities. As of December 31, 2016, the Corporation had a typical laddering of large time deposits; however the portfolio was smaller and more heavily weighted to longer time deposits. Shorter term time deposits have declined as

ENB FINANCIAL CORP
Management’s Discussion and Analysis

depositors have either lengthened the term to pursue a higher interest rate or allowed the time deposit to mature. For more information on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk. Additionally, for more information on the maturity of time deposits, see Note F to the Consolidated Financial Statements.

Borrowings

Total borrowings were $69.6 million as of December 31, 2016, and $68.3 million as of December 31, 2015. The Corporation had $8.3 million in short-term funds as of December 31, 2016, compared to $8.7 million in short term funds as of December 31, 2015. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.

Long-term borrowings increased to $61.3 million as of December 31, 2016, from $59.6 million as of December 31, 2015. The Corporation primarily uses Federal Home Loan Bank (FHLB) advances as the source for long-term borrowings. These borrowings are used as a secondary source of funding and to mitigate interest rate risk. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits as part of an asset liability strategy to obtain the most effective long term funding sources.

The increase in FHLB borrowing balances during the year related to the Corporation’s 2016 strategy of refinancing maturing FHLB borrowings to lock in lower cost funding for a longer period of time. As of December 31, 2016 all the borrowings of FHLB were fixed-rate loans. The Corporation had in the past used several convertible select loans that gave initial advantageous pricing compared to fixed-rate loans; however, they generally had additional risk due to a call feature being included on the loan. The call feature may be based on a time requirement or a specific rate requirement. The last convertible select loan was paid off in 2015.

To limit the Corporation’s exposure and reliance on a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of the Corporation’s total assets. As of December 31, 2016, the Corporation was well within this policy guideline at 7.1% of asset size with $69.6 million of total FHLB borrowings; $8.3 million in short-term funding, and $61.3 million in long-term funding. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of December 31, 2016, total borrowings from all sources amounted to 73.3% of the Corporation’s capital, well under the policy guideline. The Corporation has maintained FHLB borrowings and total borrowings within these guidelines throughout the year.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is $343.4 million as of December 31, 2016. The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels. The Corporation maintains capital ratios well above those minimum levels and higher than the peer group average. The risk-weighted capital ratios are calculated by dividing capital by risk-weighted assets. Regulatory guidelines determine risk-weighted assets by assigning assets to a pre-defined risk-weighted category. The calculation of Tier I Capital to Risk-Weighted Assets includes an adjustment to remove the impact of the unrealized holding gains or losses on the Corporation’s securities portfolio, adjusted for taxes. The Tier II or Total Capital to Risk-Weighted Assets ratio has the same adjustment but adds back any allowances for loan losses thereby making this ratio higher than the Tier I Capital to Risk-Weighted Assets ratio. The new Common Equity Tier I Capital Ratio could include an adjustment to Tier I Capital for deferred tax items, but there was no adjustment for the Corporation as of December 31, 2016 or 2015, so the Common Equity Tier I Capital ratio was the same as Tier I Capital ratio. See Notes I and M to the Consolidated Financial Statements for additional information on capital transactions.

The following table reflects the Corporation’s capital ratios compared to regulatory capital requirements for prompt corrective action.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS	Capital Ratios			Regulatory Requirements
	As of	As of	As of
	Dec. 31,	Dec. 31,	Dec. 31,	Adequately	Well
	2016	2015	2014	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets	15.2%	15.9%	17.3%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	14.1%	14.8%	16.1%	6.0%	8.0%
Common Equity Tier I Capital to Risk-Weighted Assets	14.1%	14.8%	N/A	4.5%	6.5%
Tier I Capital to Average Assets	10.2%	10.8%	10.7%	4.0%	5.0%

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

Total dividends paid to shareholders during 2016, were $3,107,000, or $1.09 per share, compared to $3,081,000, or $1.08 per share paid to shareholders during 2015. The Corporation uses current earnings and available retained earnings to pay dividends. The Corporation’s current capital plan targets Tier I Capital to Average Assets between 10.0% and 12.0%. The Corporation also desires a dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, management’s goal is to maintain a payout ratio of 35% or above. For 2016, the dividend payout ratio was 41.1%. The Corporation anticipates that the payout ratio for 2017 will be similar to the 2016 ratio.

The amount of unrealized gain or loss on the Corporation’s securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the Corporation’s balance sheet. The change in unrealized holding gain or loss that occurred during 2016 is shown on the Corporation’s Consolidated Statements of Comprehensive Income, along with a reclassification adjustment for gains included in the current year’s income. The Corporation’s Consolidated Statements of Comprehensive Income shows the impact of changes in unrealized gains and losses during the year on the Corporation’s net income to arrive at net comprehensive income or loss.

In terms of the Corporation’s balance sheets, an unrealized gain increases capital while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated at the end of each period, the current unrealized gain or loss of the securities portfolio would directly impact the Corporation’s capital. As of December 31, 2016, the Corporation showed unrealized losses, net of tax, of $4,885,000, compared to unrealized losses of $252,000 as of December 31, 2015. The changes in unrealized gains or losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements. Due to a significant increase in U.S. Treasury rates during the fourth quarter of 2016, the unrealized losses on the Corporation’s securities portfolio increased considerably.

On July 1, 2008, ENB Financial Corp was formed. The retirement of all treasury shares was required as part of the formation of ENB Financial Corp. As a result, management needed treasury shares to be utilized for the existing Employee Stock Purchase Plan and Dividend Reinvestment Plan. Therefore, on August 14, 2008, the Board authorized a stock buyback plan for the purchase of up to 140,000 shares of common stock for corporate purposes. A total of 133,290 shares were purchased under this plan before it was superseded by a new plan. On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of another new plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Since formation of this new plan, 26,135 shares of treasury stock have been repurchased. Under both plans, a total of 159,425 shares of treasury stock have been repurchased and 140,250 reissued, with 19,175 treasury shares existing on December 31, 2016. In 2016, the net capital impact of shares being purchased and reissued was not significant with 14,000 shares being purchased and 14,858 shares reissued. A very similar level of stock purchase and reissue activity is expected in 2017 as management desires to purchase a sufficient amount of shares to cover the needs of the existing stock purchase plans and maintain a minimum level of treasury shares.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business. The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2016, and shows the future periods in which settlement of the obligations is expected. The contractual obligation numbers below do not include

ENB FINANCIAL CORP
Management’s Discussion and Analysis

accrued interest. Refer to the Notes to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)

	Less than	1-3	4-5	More than
	1 year	years	years	5 years	Total
	$	$	$	$	$

Time deposits (Note F)	67,666	51,340	42,598	—	161,604
Borrowings (Notes G and H)	23,329	20,917	20,120	5,220	69,586
Operating Leases	177,624	240,121	60,000	140,000	617,745

Total contractual obligations	268,619	312,378	122,718	145,220	848,935

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the liquidity section to follow, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of December 31, 2016. For further details regarding off-balance sheet arrangements, refer to Note O to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

December 31,
2016
$
Commitments to extend credit:
Revolving home equity loans	61,323
Construction loans	17,093
Real estate loans	39,334
Business loans	101,100
Consumer loans	1,277
Other	4,115
Standby letters of credit	10,318

Total	234,560

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

It is unlikely that maturing assets would equal maturing liabilities because, on the balance sheet, assets do not equal liabilities. For purposes of this analysis, $894.9 million of assets mature in all time frames while $888.6 million of liabilities mature in all time frames, resulting in a 100.7% cumulative maturity gap. So, while a cumulative maturity gap of 100% would indicate that the same amount of assets and liabilities are maturing within the specified period, this is rather unlikely to occur within any time frame, or on a cumulative basis.

Gap ratios have been increasing for the Corporation throughout 2016. The Corporation’s assets are moderately long, but the length of the securities portfolio and the loan portfolio is more than offset by the length of the Corporation’s core deposit liabilities in conjunction with holding higher levels of cash and cash equivalents. Beyond the non-maturity deposits, management is able to utilize the length of wholesale funding instruments to offset the declining length of the CD portfolio as customers invest in shorter terms in anticipation of higher interest rates.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The size and length of the Corporation’s core deposit liabilities provide the most extension in terms of lengthening the liabilities on the balance sheet. The length of the core deposits is significantly longer than the Corporation’s longest term deposits and wholesale borrowings. The mix of the Corporation’s liabilities alone would be sufficient to offset the Corporation’s longer assets and to maintain gap ratios within management’s guidelines. However, due to the high likelihood that short term interest rates will continue to increase, management prefers to enhance the gap ratio levels by carrying higher levels of cash and cash equivalents. A higher level of cash & cash equivalents is the most effective immediate hedge against both interest rate risk and liquidity risk. The strategy of maintaining higher cash levels to enhance gap ratios is expected to continue until the securities portfolio is materially shorter in duration.

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2016, along with the cumulative maturity gap guidelines monitored by management. For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

MATURITY GAP ANALYSIS
(DOLLARS IN THOUSANDS)
		More than	More than	More than
	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$
Assets maturing	103,159	71,564	218,440	180,194	321,496
Liabilities maturing	83,146	57,115	156,554	138,936	452,871
Maturity gap	20,013	14,449	61,886	41,258	(131,375)
Cumulative maturity gap	20,013	34,462	96,348	137,606	6,231

Maturity gap %	124.1%	125.3%	139.5%	129.7%	71.0%

Cumulative maturity gap %	124.1%	124.6%	132.5%	131.6%	100.7%

Cumulative maturity gap % guideline	45% to 155%	60% to 140%	75% to 125%	85% to 115%

As of December 31, 2016, two cumulative maturity gap ratios were within Corporate Policy guidelines and two were higher than the upper policy guideline. During much of 2016, U.S. Treasury rates decreased, which increased prepayment speeds on the Corporation’s MBS and CMO securities. This increased cash flows and shortened the Corporation’s assets. However, during the fourth quarter of 2016, Treasury rates increased resulting in slower prepayments and fewer cash flows from the securities portfolio. The three-year cumulative gap ratio was 132.5% as of December 31, 2016, compared to an upper guideline of 125% indicating more assets maturing in the 1-3 year time frame than is typical. Likewise, the five-year cumulative gap ratio was 131.6% as of December 31, 2016, compared to an upper guideline of 115%. Given the likelihood of higher rates in the future, these higher gap ratios are not of concern, but management will continue to monitor all gap ratios to ensure proper positioning for future interest rate cycles.

Given the possibility that short term interest rates will increase further in 2017, management’s current position is to maintain the cumulative maturity gap percentages within guidelines and even towards the higher end of the guidelines in preparation for the opportunity to invest excess cash in higher-yielding assets throughout the year. However, if interest rates do not rise, maintaining higher gap ratios would result in more assets maturing and repricing to rates lower than the average portfolio rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which impacts the Corporation’s interest income and margin. The risk of liabilities repricing to interest rates was being moderated through the end of 2016 due to a balance of shorter time deposits beginning to reprice higher, while longer term time deposits were still repricing lower. By the end of 2016 only the four and five-year time deposits and longer term borrowings were continuing to reprice to lower rates, but these were sufficient to generally offset the impact of the shorter time deposit terms repricing to higher rates. However, if the Federal Reserve acts to increase short term interest rates in early 2017, the short term time deposit rates will likely need to be increased and therefore the repricing risk to higher rates would increase and overshadow any ongoing repricing savings on longer term deposits or borrowings. Given the alternative investment options available currently, management also does not perceive significant risk that deposits maturing in the shorter time frames will leave the Corporation. It is likely that, should market interest rates rise in 2017, customer behavior patterns will change and deposits will be more rate sensitive with a greater portion potentially leaving the Corporation. These maturity gaps are closely monitored along with additional liquidity

ENB FINANCIAL CORP
Management’s Discussion and Analysis

measurements discussed below. Management will work to maintain these ratios on the high end of management’s policy guidelines throughout 2017 in order to position for the increased likelihood of rising interest rates in future time periods.

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

As of December 31, 2016, the Corporation was within guidelines for all of the above measurements except the securities portfolio liquidity as a percentage of assets and as a percentage of the securities portfolio. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 4% and 8% of total assets. As of December 31, 2016, these cash flows represented 2.9% of total assets, which is under the lower guideline. When factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 5.5% of total assets which is also slightly below the lower target of 6%. Additionally, the policy calls for the Corporation to maintain these cash flows between 10% and 20% of the total securities portfolio and as of December 31, 2016, these cash flows represented 9.2% of the portfolio, just under the lower target. However, when factoring in overnight cash, these cash flows represented 17.4% of the portfolio which is within the target of 15% to 25%. It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management had been carrying an average of approximately $30 million to $35 million of cash and cash equivalents on a daily basis throughout most of 2016. Management anticipates carrying this higher level of cash again throughout most of 2017. These measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of December 31, 2016, and December 31, 2015. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. Management does run expected growth scenarios through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

CHANGES IN NET INTEREST INCOME

	2016	2015	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	19.3	13.9	(20.0)
300 basis point rise	13.1	9.1	(15.0)
200 basis point rise	7.2	4.7	(10.0)
100 basis point rise	2.7	1.6	(5.0)
Base rate scenario	—	—	—
50 basis point decline	(0.6)	(1.9)	(2.5)
100 basis point decline	(3.3)	(4.6)	(5.0)

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

In all rates-up scenarios, modeled net interest income increases, with more significant increases after rates have increased at least 200 basis points. All rates-up scenarios show slightly more benefit compared to the results as of December 31, 2015. When rates do go up, assets will reprice by the full amount of the rate movement and liabilities will lag and reprice by a much smaller amount, a proportion of the asset increases. But that proportion is expected to be slightly higher than in past rate cycles. Financial industry studies have revealed that financial institutions are benefiting from a larger level of deposit balances as a result of the historically long and very low interest rate cycle. This is often referred to as a surge of deposits with concern being that these deposits could leave banks once the overnight Federal Funds rate reaches higher levels. As a result, it is anticipated that banks will need to be more competitive as interest rates begin to rise to retain these deposits as other financial competition re-enters the market place and is able to be competitive for these funds. Management has built more deposit sensitivity into the current model to reflect this anticipated impact. Importantly, management’s analysis continues to show that the Corporation should benefit when rates rise by achieving a larger increase in income associated with repricing assets than increased expense paid on repricing liabilities.

Additionally, the analysis shows that the Corporation’s net interest income would decrease if rates did decline. This results from several types of deposit products’ current offering rates being near the floor for pricing. For instance, savings accounts had an interest rate of 0.05% as of December 31, 2016. Management is only able to reduce the rate to zero; therefore, any reduction in the savings rate only benefits earnings to the magnitude of a 5-basis point rate decline. Meanwhile, if the Federal Reserve did decrease the overnight rate by 25 basis points, most of the Corporation’s commercial Prime-based loans would decrease by the full 25 basis points, causing a net reduction to net interest income. It is likely that, given any downward rate movement, management would act to help minimize the reduction in loan rates to limit the reduction in net interest income. Management could hold off on reducing fixed rates on loans but would need to allow Prime-based loans to price off their contract terms. In this manner, management influences customer behavior and encourages more variable rate loans which would minimize the negative impact of future rate increases to the Corporation.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

The table below indicates the changes in the Corporation’s NPV as of December 31, 2016 and December 31, 2015. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the net portfolio value and net interest income in the event of the interest rate changes described below.

As of December 31, 2016, the Corporation was within guidelines for all rate scenarios with the exposures very comparable to the December 31, 2015 measurements. The impact of higher rates on both loans and securities was down slightly from December 31, 2015, due to more variable rate loans while deposits modeled more favorable to higher rates, showing more of a decline. On the liability side of the Corporation’s balance sheet, the value of non-interest bearing deposit accounts has always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation, representing a decrease in liabilities as interest rates rise. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease causing the net present value or fair value of the Corporation’s balance sheet to increase. The large growth in deposits in 2016 aided fair value. The impact of changes to both sides of the balance sheet was a low fair value exposure closely mirroring the exposure as of the prior year.

CHANGES IN NET PORTFOLIO VALUE

	2016	2015	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	(6.8)	(7.9)	(20.0)
300 basis point rise	(3.4)	(3.2)	(15.0)
200 basis point rise	(0.9)	0.7	(10.0)
100 basis point rise	1.4	3.1	(5.0)
Base rate scenario	—	—	—
50 basis point decline	(1.6)	(6.7)	(7.5)
100 basis point decline	(7.4)	(16.2)	(15.0)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities.  Base rate is the Prime rate.

The results as of December 31, 2016, indicate that the Corporation’s net portfolio value would experience a slight valuation gain of 1.4% in the rates-up 100 basis point scenario, and losses of 0.9%, 3.4%, and 6.8% in the rates-up 200, 300, and 400 basis point scenarios, respectively. Management’s maximum permitted declines in net portfolio value by policy are -5% for rates-up 100 basis points, graduating up to -20% for rates-up 400 basis points. A valuation loss indicates that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The valuation losses represented in the higher rates-up scenarios are indicative of the Corporation’s longer-term assets like residential mortgages and municipal securities showing declines in value as interest rates increase further. However, the value of the cash held by the Corporation and the non-interest bearing deposits helps to offset this negative exposure to a large degree. As the composition of the balance sheet changes throughout 2017, it is likely that the fair value analysis will show slightly more exposure than it is showing as of December 31, 2016. With potentially higher Treasury rates and a different mix of deposits or loans, fair value could experience more volatility. Based on past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, when short term interest rates do increase further. The Corporation’s core deposits have been stable through a number of rate cycles.

ENB FINANCIAL CORP

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ENB Financial Corp

We have audited the accompanying consolidated balance sheet of ENB Financial Corp and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of ENB Financial Corp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. ENB Financial Corp is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of ENB Financial Corp’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENB Financial Corp and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Cranberry Township, Pennsylvania

March 29, 2017

S.R. Snodgrass, P.C. • 2009 Mackenzie Way, Suite 340 • Cranberry Township, Pennsylvania 16066 • Phone: (724) 934-0344 • Fax: (724) 934-0345

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2016	2015
	$	$
ASSETS
Cash and due from banks	19,852	15,426
Interest-bearing deposits in other banks	25,780	28,801

Total cash and cash equivalents	45,632	44,227

Securities available for sale (at fair value)	308,111	289,423

Loans held for sale	2,552	1,126

Loans (net of unearned income)	571,567	520,283

Less: Allowance for loan losses	7,562	7,078

Net loans	564,005	513,205

Premises and equipment	22,568	21,696
Regulatory stock	5,372	4,314
Bank owned life insurance	24,687	23,869
Other assets	11,326	7,741

Total assets	984,253	905,601

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	280,543	236,214
Interest-bearing	536,948	503,848

Total deposits	817,491	740,062

Short-term borrowings	8,329	8,736
Long-term debt	61,257	59,594
Other liabilities	2,237	2,107

Total liabilities	889,314	810,499

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,850,382
(Issued 2,869,557 and Outstanding 2,849,524 as of 12/31/15)	574	574
Capital surplus	4,403	4,395
Retained earnings	95,475	91,029
Accumulated other comprehensive loss net of tax	(4,885)	(252)
Less: Treasury stock cost on 19,175 shares
(20,033 shares as of 12/31/15)	(628)	(644)

Total stockholders' equity	94,939	95,102

Total liabilities and stockholders' equity	984,253	905,601

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2016	2015	2014
	$	$	$
Interest and dividend income:
Interest and fees on loans	22,525	20,205	19,368
Interest on securities available for sale
Taxable	1,480	2,969	4,172
Tax-exempt	3,863	3,234	3,289
Interest on deposits at other banks	138	75	63
Dividend income	335	359	245

Total interest and dividend income	28,341	26,842	27,137

Interest expense:
Interest on deposits	2,067	2,484	3,090
Interest on borrowings	987	1,260	1,586

Total interest expense	3,054	3,744	4,676

Net interest income	25,287	23,098	22,461

Provision (credit) for loan losses	325	150	(50)

Net interest income after provision (credit) for loan losses	24,962	22,948	22,511

Other income:
Trust and investment services income	1,475	1,286	1,302
Service fees	2,259	2,019	1,770
Commissions	2,169	2,033	1,956
Gains on securities transactions, net	2,370	2,840	3,131
Impairment losses on securities:
Impairment gains on investment securities	—	—	15
Non-credit related losses on securities not expected
to be sold in other comprehensive income before tax	—	—	(37)
Net impairment losses on investment securities	—	—	(22)
Gains on sale of mortgages	1,512	806	414
Earnings on bank-owned life insurance	785	726	640
Other income	574	345	357

Total other income	11,144	10,055	9,548

Operating expenses:
Salaries and employee benefits	16,769	14,796	13,943
Occupancy	2,183	2,092	1,958
Equipment	1,091	1,126	1,102
Advertising & marketing	614	552	474
Computer software & data processing	1,831	1,594	1,624
Shares tax	807	781	714
Professional services	1,590	1,443	1,395
Other expense	2,315	2,351	2,211

Total operating expenses	27,200	24,735	23,421

Income before income taxes	8,906	8,268	8,638

Provision for federal income taxes	1,353	1,358	1,546

Net income	7,553	6,910	7,092

Earnings per share of common stock	2.65	2.42	2.48

Cash dividends paid per share	1.09	1.08	1.07

Weighted average shares outstanding	2,850,610	2,853,310	2,855,974

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2016	2015	2014
	$	$	$

Net income	7,553	6,910	7,092

Other comprehensive income (loss), net of tax:
Net change in unrealized gains:

Other-than-temporarily impaired securities available for sale:

Gains arising during the period	—	—	15
Income tax effect	—	—	(5)
	—	—	10

Losses recognized in earnings	—	—	22
Income tax effect	—	—	(7)
	—	—	15

Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	(4,649)	941	10,581
Income tax effect	1,580	(320)	(3,598)
	(3,069)	621	6,983

Gains recognized in earnings	(2,370)	(2,840)	(3,131)
Income tax effect	806	965	1,065
	(1,564)	(1,875)	(2,066)

Other comprehensive income (loss), net of tax	(4,633)	(1,254)	4,942

Comprehensive Income	2,920	5,656	12,034

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$
Balances, January 1, 2014	574	4,353	83,165	(3,940)	(376)	83,776

Net income	—	—	7,092	—	—	7,092

Other comprehensive income, net of tax	—	—	—	4,942	—	4,942
			—
Treasury stock purchased - 15,650 shares	—	—	—	—	(485)	(485)

Treasury stock issued - 16,460 shares	—	22	—	—	477	499

Cash dividends paid, $1.07 per share	—	—	(3,057)	—	—	(3,057)

Balances, December 31, 2014	574	4,375	87,200	1,002	(384)	92,767

Net income	—	—	6,910	—	—	6,910

Other comprehensive loss net of tax	—	—	—	(1,254)	—	(1,254)
			—
Treasury stock purchased - 22,935 shares	—	—	—	—	(752)	(752)

Treasury stock issued - 15,623 shares	—	20	—	—	492	512

Cash dividends paid, $1.08 per share	—	—	(3,081)	—	—	(3,081)

Balances, December 31, 2015	574	4,395	91,029	(252)	(644)	95,102

Net income	—	—	7,553	—	—	7,553

Other comprehensive loss net of tax	—	—	—	(4,633)	—	(4,633)
			—
Treasury stock purchased - 14,000 shares	—	—	—	—	(465)	(465)

Treasury stock issued - 14,858 shares	—	8	—	—	481	489

Cash dividends paid, $1.09 per share	—	—	(3,107)	—	—	(3,107)

Balances, December 31, 2016	574	4,403	95,475	(4,885)	(628)	94,939

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2016	2015	2014
	$	$	$
Cash flows from operating activities:
Net income	7,553	6,910	7,092
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	6,481	6,268	5,158
Decrease (increase) in interest receivable	(150)	106	(101)
Decrease in interest payable	(72)	(130)	(113)
Provision (credit) for loan losses	325	150	(50)
Gains on securities transactions, net	(2,370)	(2,840)	(3,131)
Impairment losses on securities	—	—	22
Gains on sale of mortgages	(1,512)	(806)	(414)
Loans originated for sale	(46,556)	(25,863)	(13,445)
Proceeds from sales of loans	46,642	26,049	13,412
Earnings on bank-owned life insurance	(785)	(726)	(640)
Loss on sale of other real estate owned	—	30	70
Depreciation of premises and equipment and amortization of software	1,623	1,548	1,453
Deferred income tax	(381)	275	531
Other assets and other liabilities, net	(354)	(563)	(705)
Net cash provided by operating activities	10,444	10,408	9,139

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	59,094	45,941	35,390
Proceeds from sales	163,085	154,384	155,363
Purchases	(251,616)	(199,023)	(180,668)
Proceeds from sale of other real estate owned	—	176	74
Purchase of regulatory bank stock	(2,267)	(1,511)	(1,016)
Redemptions of regulatory bank stock	1,209	424	1,449
Purchase of bank-owned life insurance	(33)	(2,540)	(52)
Net increase in loans	(51,507)	(49,695)	(33,290)
Purchases of premises and equipment, net	(2,280)	(689)	(791)
Purchase of computer software	(326)	(180)	(145)
Net cash used for investing activities	(84,641)	(52,713)	(23,686)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	96,929	60,876	58,600
Net decrease in time deposits	(19,500)	(20,465)	(15,575)
Net increase (decrease) in short-term borrowings	(407)	8,736	(3,900)
Proceeds from long-term debt	17,163	12,794	13,800
Repayments of long-term debt	(15,500)	(15,500)	(16,500)
Dividends paid	(3,107)	(3,081)	(3,057)
Proceeds from sale of treasury stock	489	512	499
Treasury stock purchased	(465)	(752)	(485)
Net cash provided by financing activities	75,602	43,120	33,382
Increase in cash and cash equivalents	1,405	815	18,835
Cash and cash equivalents at beginning of period	44,227	43,412	24,577
Cash and cash equivalents at end of period	45,632	44,227	43,412

Supplemental disclosures of cash flow information:
Interest paid	3,126	3,874	4,789
Income taxes paid	1,840	1,067	750

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned from loans	—	137	173
Fair value adjustments for securities available for sale	7,019	(1,899)	7,487

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ENB Financial Corp, through its wholly owned subsidiary, Ephrata National Bank, provides financial services to Northern Lancaster County and surrounding communities. ENB Financial Corp, a bank holding company, was formed on July 1, 2008, to become the parent company of Ephrata National Bank, which existed as a stand-alone national bank since its formation on April 11, 1881. The Corporation’s wholly owned subsidiary, Ephrata National Bank, offers a full array of banking services including loan and deposit products for both personal and commercial customers, as well as trust and investment services, through twelve office locations.

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

Allowance for Off-Balance Sheet Extensions of Credit

The Corporation maintains an allowance for off-balance sheet extensions of credit, which would include any unadvanced amount on lines of credit and any letters of credit provided to borrowers. The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets. The liability was $345,000 as of December 31, 2016, and $455,000 as of December 31, 2015. As the unadvanced portion of lines of credit increases, this provision will increase.

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

Other Real Estate Owned (OREO)

OREO represents properties acquired through customer loan defaults. These properties are recorded at the lower of cost or fair value less projected disposal costs at acquisition date. Fair value is determined by current appraisals. Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets. The Corporation had no OREO as of December 31, 2016, or December 31, 2015.

Mortgage Servicing Rights (MSRs)

The Corporation has agreements for the express purpose of selling residential mortgage loans on the secondary market, referred to as mortgage servicing rights. The Corporation maintains all servicing rights for loans currently sold through FHLB and Fannie Mae. The Corporation had $410,000 of MSRs as of December 31, 2016, compared to $240,000 as of December 31, 2015. Management expects MSRs to continue to grow as a result of the recently expanded mortgage program. The value of newly originated MSRs is determined by estimating the life of the mortgage and how long the Corporation will have access to the servicing income stream to determine the relative fair value. The Corporation utilizes a third party that calculates the MSR valuation on a quarterly basis. A longer estimated life would increase the MSR while a shorter estimated life would decrease the value of the asset. Management records the MSR value based on this reporting. Ultimately the value of the MSRs would be at what level a willing buyer and seller would exchange the MSRs. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio. Impairment is evaluated based on the fair value of the rights, portfolio interest rates, and prepayment characteristics. MSRs are a component of other assets on the Consolidated Balance Sheets.

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

Bank-Owned Life Insurance (BOLI)

BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $24,687,000 and $23,869,000 as of December 31, 2016, and 2015, respectively. The increase in BOLI cash surrender value was due to normal appreciation of the policies as a result of returns exceeding expenses.

Advertising Costs

The Corporation expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2016, 2015, and 2014, were 614,000, $552,000, and $474,000, respectively.

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

Pension Plans

The Corporation provides an optional 401(k) plan, in which employees may elect to defer pre-tax salary dollars, subject to the maximum annual Internal Revenue Service contribution amounts.  The Corporation will match 50% of employee contributions up to 5%, limiting the match to 2.5%.

As part of the 401(k) Plan, the Corporation also has a noncontributory Profit Sharing Plan which covers substantially all employees. The Corporation provides a 3% Non-Elective contribution to all employees and

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

contributes a 2% Elective Contribution to all employees aged 21 or older who work 1,000 or greater hours in a calendar year and have completed at least one full year of employment.

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

Reclassification of Comparative Amounts

Certain comparative amounts for the prior year have been reclassified to conform to current-year classifications. Such reclassifications had no material effect on net income or stockholders’ equity.

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business “ASU 2017-01”, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update should be applied prospectively on or after the effective date. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers “ASU 2016-20”. This Update, among others things, clarifies that guarantee fees within the scope of Topic 460, Guarantees, (other than product or service warranties) are not within the scope of Topic 606. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for the new revenue recognition guidance. For public entities with a calendar year-end, the new guidance is effective in the quarter and year beginning January 1, 2018. For all other entities with a calendar year-end, the new guidance is effective in the year ending December 31, 2019, and interim periods in 2020. The Corporation is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which represents changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. The amendments make the Accounting Standards Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s statement of cash flows.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) (“ASU 2016-16”), which requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Corporation is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact to the financial statements. Based on the Corporation’s preliminary analysis of its current portfolio, the impact to the Corporation’s balance sheet is estimated to result in less than a 1% increase in assets and liabilities. The Corporation also anticipates additional disclosures to be provided at adoption.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE B - SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

The amortized cost and fair value of securities held at December 31, 2016, and 2015, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$

December 31, 2016
U.S. government agencies	33,124	—	(863)	32,261
U.S. agency mortgage-backed securities	56,826	22	(979)	55,869
U.S. agency collateralized mortgage obligations	38,737	41	(842)	37,936
Corporate bonds	52,928	8	(845)	52,091
Obligations of states and political subdivisions	128,428	346	(4,344)	124,430
Total debt securities	310,043	417	(7,873)	302,587
Marketable equity securities	5,469	55	—	5,524
Total securities available for sale	315,512	472	(7,873)	308,111

December 31, 2015
U.S. government agencies	29,829	3	(141)	29,691
U.S. agency mortgage-backed securities	42,288	39	(347)	41,980
U.S. agency collateralized mortgage obligations	48,140	125	(934)	47,331
Corporate bonds	63,825	29	(549)	63,305
Obligations of states and political subdivisions	100,208	1,780	(405)	101,583
Total debt securities	284,290	1,976	(2,376)	283,890
Marketable equity securities	5,515	23	(5)	5,533
Total securities available for sale	289,805	1,999	(2,381)	289,423

The amortized cost and fair value of debt securities available for sale at December 31, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	16,818	16,571
Due after one year through five years	88,609	87,400
Due after five years through ten years	83,077	81,148
Due after ten years	121,539	117,468
Total debt securities	310,043	302,587

Securities available for sale with a par value of $63,726,000 and $60,295,000 at December 31, 2016 and 2015, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair market value of these pledged securities was $65,770,000 at December 31, 2016, and $65,137,000 at December 31, 2015.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Securities Available for Sale
	2016	2015	2014
	$	$	$

Proceeds from sales	163,085	154,384	155,363
Gross realized gains	2,457	2,934	3,815
Gross realized losses	87	94	684

The bottom portion of the above table shows the net gains on security transactions, including any impairment taken on securities held by the Corporation. The net gain or loss from security transactions is also reflected on the Corporation’s Consolidated Statements of Income and Consolidated Statements of Cash Flows.

Information pertaining to securities with gross unrealized losses at December 31, 2016, and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2016
U.S. government agencies	32,261	(863)	—	—	32,261	(863)
U.S. agency mortgage-backed securities	47,418	(856)	3,989	(123)	51,407	(979)
U.S. agency collateralized mortgage obligations	33,206	(842)	—	—	33,206	(842)
Corporate bonds	45,335	(830)	2,002	(15)	47,337	(845)
Obligations of states & political subdivisions	101,229	(4,063)	8,041	(281)	109,270	(4,344)
Total debt securities	259,449	(7,454)	14,032	(419)	273,481	(7,873)
Marketable equity securities	—	—	—	—	—	—
Total temporarily impaired securities	259,449	(7,454)	14,032	(419)	273,481	(7,873)

As of December 31, 2015
U.S. government agencies	24,968	(106)	1,965	(35)	26,933	(141)
U.S. agency mortgage-backed securities	24,613	(235)	4,827	(112)	29,440	(347)
U.S. agency collateralized mortgage obligations	26,563	(827)	4,652	(107)	31,215	(934)
Corporate bonds	50,530	(532)	2,002	(17)	52,532	(549)
Obligations of states & political subdivisions	21,913	(252)	7,435	(153)	29,348	(405)
Total temporarily impaired securities	148,587	(1,952)	20,881	(424)	169,468	(2,376)
Marketable equity securities	142	(5)	—	—	142	(5)
Total temporarily impaired securities	148,729	(1,957)	20,881	(424)	169,610	(2,381)

In the debt security portfolio, there are 204 positions carrying unrealized losses as of December 31, 2016. There were no instruments considered to be other-than-temporarily impaired at December 31, 2016.

The Corporation evaluates both equity and fixed income positions for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic and market concerns warrant such evaluation. Equity investments are bank stocks held by the Corporation with no maturity date, whereas the fixed income positions are bonds held by the Corporation with fixed maturity dates. U.S. generally accepted accounting principles provide for

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss), which is recognized in earnings, and (b) the amount of total OTTI related to all other factors, which is recognized, net of taxes, as a component of accumulated other comprehensive income (loss). This accounting treatment was only applicable to two of the Corporation’s PCMOs in the first quarter of 2014, but both of those securities were sold in the second quarter of 2014, resulting in no further impairment charges.

The prior impairment on the PCMOs was a result of a deterioration of expected cash flows on those securities due to higher projected credit losses than the amount of credit protection carried by those securities. Management determined that it was appropriate to take an additional $22,000 of impairment on one PCMO in the first quarter of 2014. Because all of the remaining PCMOs were sold in the second quarter of 2014, no further impairment was recorded on these bonds in 2015 or 2016.

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held:

CREDIT LOSSES ON DEBT SECURITIES
(DOLLARS IN THOUSANDS)	For the year ended December 31,
	2016	2015	2014
	$	$	$
Beginning balance	—	—	1,148
Credit losses on debt securities for which other-than-temporary
impairment has not been previously recognized	—	—	—
Additional credit losses on debt securities for which other-than-
temporary impairment was previously recognized	—	—	22
Sale of debt securities with previously recognized impairment	—	—	(1,170)
Ending balance	—	—	—

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the Corporation’s loan portfolio by category of loans for 2016 and 2015.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2016	2015
	$	$
Commercial real estate
Commercial mortgages	86,434	87,613
Agriculture mortgages	163,753	158,321
Construction	24,880	14,966
Total commercial real estate	275,067	260,900

Consumer real estate (a)
1-4 family residential mortgages	150,253	133,538
Home equity loans	10,391	10,288
Home equity lines of credit	53,127	37,374
Total consumer real estate	213,771	181,200

Commercial and industrial
Commercial and industrial	42,471	36,189
Tax-free loans	13,091	19,083
Agriculture loans	21,630	18,305
Total commercial and industrial	77,192	73,577

Consumer	4,537	3,892

Gross loans prior to deferred costs
and allowance for loan losses	570,567	519,569

Deferred loan costs, net	1,000	714
Allowance for loan losses	(7,562)	(7,078)
Total net loans	564,005	513,205

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $66,767,000 and $38,024,000 as of December 31, 2016, and 2015, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of December 31, 2016 and 2015. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
December 31, 2016	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	78,367	155,820	23,880	36,887	13,091	20,245	328,290
Special Mention	4,860	5,360	—	1,955	—	653	12,828
Substandard	3,207	2,573	1,000	3,629	—	732	11,141
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	86,434	163,753	24,880	42,471	13,091	21,630	352,259

December 31, 2015	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	81,865	154,507	13,822	35,416	19,083	17,860	322,553
Special Mention	511	623	—	—	—	125	1,259
Substandard	5,237	3,191	1,144	773	—	320	10,665
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	87,613	158,321	14,966	36,189	19,083	18,305	334,477

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. A consumer loan is considered non-performing when it is over 90 days past due. Management will generally charge off consumer loans more than 120 days past due for closed end loans and over 180 days for open-end consumer loans. The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2016 and 2015:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2016	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	149,873	10,388	53,127	4,536	217,924
Non-performing	380	3	—	1	384
Total	150,253	10,391	53,127	4,537	218,308

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

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of December 31, 2016 and 2015:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
December 31, 2016			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	419	417	836	85,598	86,434	—
Agriculture mortgages	165	—	—	165	163,588	163,753	—
Construction	—	—	—	—	24,880	24,880	—
Consumer real estate
1-4 family residential mortgages	565	662	380	1,607	148,639	150,246	380
Home equity loans	178	—	3	181	10,307	10,488	3
Home equity lines of credit	—	—	—	—	53,037	53,037	—
Commercial and industrial
Commercial and industrial	266	—	75	341	42,130	42,471	—
Tax-free loans	—	—	—	—	13,091	13,091	—
Agriculture loans	—	—	—	—	21,630	21,630	—
Consumer	16	4	1	21	4,516	4,537	1
Total	1,190	1,085	876	3,151	567,416	570,567	384

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

							Loans
December 31, 2015			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	601	—	601	87,012	87,613	—
Agriculture mortgages	—	—	—	—	158,321	158,321	—
Construction	—	—	—	—	14,966	14,966	—
Consumer real estate
1-4 family residential mortgages	1,264	123	318	1,705	131,833	133,538	318
Home equity loans	27	59	10	96	10,192	10,288	10
Home equity lines of credit	35	—	47	82	37,292	37,374	47
Commercial and industrial
Commercial and industrial	20	9	—	29	36,160	36,189	—
Tax-free loans	—	—	—	—	19,083	19,083	—
Agriculture loans	—	—	—	—	18,305	18,305	—
Consumer	17	17	3	37	3,855	3,892	3
Total	1,363	809	378	2,550	517,019	519,569	378

As of December 31, 2016, 2015, and 2014, all of the Corporation’s loans on non-accrual status were also considered impaired. Interest income on loans would have increased by approximately $23,000, $23,000, and $39,000 during 2016, 2015, and 2014, respectively, if these loans had performed in accordance with their original terms.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table presents non-accrual loans by classes of the loan portfolio as of December 31:

NON-ACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	2016	2015
	$	$
Commercial real estate
Commercial mortgages	646	380
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	—
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	75	—
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	721	380

During 2016, 2015, and 2014 there were no loan modifications made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial condition of the borrower and improve the likelihood of full collection by the lender. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2016:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	646	743	—	768	2
Agriculture mortgages	1,248	1,248	—	1,285	55
Construction	—	—	—	—	—
Total commercial real estate	1,894	1,991	—	2,053	57

Commercial and industrial
Commercial and industrial	75	75	—	76	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	75	75	—	76	—

Total with no related allowance	1,969	2,066	—	2,129	57

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	646	743	—	768	2
Agriculture mortgages	1,248	1,248	—	1,285	55
Construction	—	—	—	—	—
Total commercial real estate	1,894	1,991	—	2,053	57

Commercial and industrial
Commercial and industrial	75	75	—	76	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	75	75	—	76	—

Total	1,969	2,066	—	2,129	57

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2016:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Commercial
	Commercial	Consumer	and
	Real Estate	Real Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance	3,831	1,403	1,314	62	468	7,078

Charge-offs	—	—	(23)	(31)	—	(54)
Recoveries	—	10	193	10	—	213
Provision (credit)	(36)	239	68	41	13	325

Ending balance	3,795	1,652	1,552	82	481	7,562

Ending balance: individually
evaluated for impairment	—	—	—	—	—	—
Ending balance: collectively
evaluated for impairment	3,795	1,652	1,552	82	481	7,562

Loans receivable:
Ending balance	275,067	213,771	77,192	4,537		570,567
Ending balance: individually
evaluated for impairment	1,894	—	75	—		1,969
Ending balance: collectively
evaluated for impairment	273,173	213,771	77,117	4,537		568,598

The dollar amount of the allowance increased for all loan segments with the exception of commercial real estate since December 31, 2015. Loan growth resulted in higher allowance balances but delinquencies, non-performing loans, and classified loans were all down from prior years’ levels so the Corporation is not carrying as large of an allowance as a percentage of total loans. The amout of allowance allocated to commercial real estate remained at nearly the same level as the prior year. While commercial real estate loans increased $14.2 million, or 5.4% from December 31, 2015 to December 31, 2016, the allowance remained at the same level due to improvements in the qualititative factors . The growth rate of agricultural real estate lending slowed significantly and commercial real estate outside of agricultural real estate showed a slight decline. While commercial real estate construction accounted for the majority of the commercial real estate growth, the health of the Corporation’s developers had improved from 2015 to 2016 not requiring any additional reserves. The December 31, 2016 ending balance of the allowance was up $484,000, or 6.8%, from December 31, 2015, but the allowance as a percentage of total loans declined from 1.36% as of December 31, 2015, to 1.32% as of December 31, 2016.

The Corporation recorded provision expense for the consumer real estate segment to compensate for 7% growth in the residential mortgage portfolio and 32% growth in home equity loans. A smaller provision was recorded for commercial and industrial loans to account for 1% growth coupled with a five basis point increase in the qualitative factor adjustment for that pool. Provision expense of $41,000 was booked against the consumer loan segment in response to $31,000 of charge-offs and a 16.6% increase in unsecured consumer loan balances.

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

The dollar amount of the allowance for all major loan segments did not change materially from December 31, 2014 to December 31, 2015, however the allowance as a percentage of loan balances did decline for all segments. Delinquencies, non-performing loans, and classified loans were all down from prior years’ levels so the Corporation was not carrying as large of an allowance as a percentage of total loans. The December 31, 2015 ending balance of the allowance was down $63,000, or 0.9%, from December 31, 2014.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE D – PREMISES AND EQUIPMENT

(DOLLARS IN THOUSANDS)

The major classes of the Corporation’s premises and equipment and accumulated depreciation are as follows:

	December 31,
	2016	2015
	$	$
Land	3,787	3,687
Buildings and improvements	26,307	24,699
Furniture and equipment	12,970	12,423
Construction in process	180	163
Total	43,244	40,972
Less accumulated depreciation	(20,676)	(19,276)
Premises and equipment	22,568	21,696

Depreciation expense, which is included in operating expenses, amounted to $1,408,000 for 2016, $1,440,000 for 2015, and $1,356,000 for 2014. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service. As of December 31, 2016, the construction in process consists primarily of costs associated with improvements being made to new or existing facilities expected to be completed in 2017.

NOTE E – REGULATORY STOCK

The Bank is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 0.10% of its asset value plus an additional 4% of its outstanding advances from the FHLB and mortgage partnership finance loans sold to the FHLB.  At December 31, 2016, the Bank held $5,184,000 in stock of the FHLB, and as of December 31, 2015, the Bank held $4,126,000 of FHLB stock.

The FHLB repurchases excess capital stock on a quarterly basis and pays a quarterly dividend on stock held by the Corporation. The FHLB’s quarterly dividend yield was 5.00% annualized on activity stock and 2.00% annualized on membership stock as of December 31, 2016. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. In addition to the normal quarterly dividend, the FHLB paid a special dividend in the first quarter of 2015 due to their record earnings and strong financial position as of December 31, 2014. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

The Corporation also owned $151,000 of Federal Reserve Bank stock and $37,000 of Atlantic Community Bankers’ Bank stock as of December 31, 2016 and December 31, 2015.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE F – DEPOSITS

(DOLLARS IN THOUSANDS)

Deposits by major classifications are summarized as follows:

	December 31,
	2016	2015
	$	$

Non-interest bearing demand	280,543	236,214
Interest-bearing demand	20,108	14,737
NOW accounts	85,540	77,180
Money market deposit accounts	93,943	82,508
Savings accounts	175,753	148,319
Time deposits under $250,000	151,988	165,939
Time deposits of $250,000 or more	9,616	15,165
Total deposits	817,491	740,062

At December 31, 2016, the scheduled maturities of time deposits are as follows:

2017	67,666
2018	29,429
2019	21,911
2020	19,957
2021	22,641

Total	161,604

NOTE G – SHORT TERM BORROWINGS

(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one business day from the transaction date, overnight borrowings from the Federal Reserve Discount Window, and FHLB advances with a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
	$	$	$

Total short-term borrowings outstanding at year end	8,329	8,736	—
Average interest rate at year end	0.65	0.29	—
Maximum outstanding at any month end	16,532	13,666	7,260
Average amount outstanding for the year	11,087	8,720	5,513
Weighted-average interest rate for the year	0.49%	0.34%	0.19%

As of December 31, 2016, the Corporation had approved unsecured Federal funds lines of $32 million. The Corporation also has the ability to borrow through the FRB Discount Window. The amount of borrowing available through the Discount Window was $31.0 million as of December 31, 2016. For further information on borrowings from the FHLB see Note H.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE H – OTHER BORROWED FUNDS

(DOLLARS IN THOUSANDS)

Maturities of other borrowings at December 31, 2016, and 2015, are summarized as follows:

	December 31,
	2016		2015
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	%	$	%

FHLB fixed rate loans
2016	—	—	15,500	1.93
2017	15,000	1.26	15,000	1.26
2018	11,650	1.22	11,650	1.22
2019	9,267	1.58	6,767	1.68
2020	10,677	1.59	10,677	1.59
2021	9,443	1.59	—	—
2022	5,220	1.26

Total other borrowings	61,257	1.41	59,594	1.53

As a member of the FHLB of Pittsburgh, the Corporation has access to significant credit facilities. Borrowings from FHLB are secured with a blanket security agreement and the required investment in FHLB member bank stock. As part of the security agreement, the Corporation maintains unencumbered qualifying assets (principally 1-4 family residential mortgage loans) in an amount at least as much as the advances from the FHLB. Additionally, all of the Corporation’s FHLB stock is pledged to secure these advances.

The Corporation had an FHLB maximum borrowing capacity of $343.4 million as of December 31, 2016, with remaining borrowing capacity of $273.8 million. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated quarterly.

As of December 31, 2016 and 2015, the Corporation had no securities sold under an agreement to repurchase, but as of December 31, 2014, there were two securities sold under an agreement to repurchase, for $10.0 million. These repurchase agreements were accounted for as collateralized financing. All repurchase instruments had call features with different variable-to-fixed and fixed-to-variable rate provisions. A summary of repurchase agreements for the years ended December 31, 2016, 2015, and 2014 is as follows:

REPURCHASE AGREEMENTS

(DOLLAR IN THOUSANDS)

	2016	2015	2014
	$	$	$
Repurchase agreements outstanding at year end	—	—	10,000
Average interest rate at year end	—	—	4.37%
Maximum outstanding at any month end	—	10,000	15,000
Average amount outstanding for the year	—	5,863	12,904
Weighted-average interest rate for the year	—	4.74%	4.62%

The Corporation uses repurchase agreements as a secondary source of funding after customer deposits as a way to mitigate interest rate risk and extend liability length. Management views repurchase agreements as a diversification of funding outside of the FHLB. However, post the financial crisis period, repurchase agreements have not been offered to the extent they were before and they also have not been as competitive compared to other long-term funding options, hence no new repurchase agreements have been entered into since 2008.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE I – CAPITAL TRANSACTIONS

On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of a new plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans. The first purchase of common stock under this plan occurred on July 31, 2015. As of December 31, 2016, a total of 26,135 shares were repurchased under this plan at a weighted-average cost per share of $32.99.

Currently, the following three stock purchase plans are in place:

•	a nondiscriminatory employee stock purchase plan (ESPP), which allows employees to purchase shares at a 10% discount from the stock’s fair market value at the end of each quarter,
•	a dividend reinvestment plan (DRP), and;
•	a directors’ stock purchase plan (DSPP).

The ESPP was started in 2001 and is the largest of the three plans. There were 6,880 shares issued through the ESPP in 2016 with 92,490 shares issued since existence. The DRP was started in 2005 and has grown to nearly as large as the ESPP with 6,265 shares issued in 2016 and 85,069 total shares issued since existence. Lastly, the DSPP was started in 2010 as an additional option for board compensation. This plan is limited to outside directors. Only 1,713 shares were issued in connection with this plan in 2016 and 14,825 since existence. In 2015, there were 7,527 shares issued through the ESPP, 6,371 shares issued through the DRP, and 1,725 shares issued through the DSPP. The plans are beneficial to the Corporation as all reissued shares increase capital and since dividends are paid out in the form of additional shares, the plans act as a source of funds.

All plans issue shares from treasury shares acquired. During 2016, 14,858 shares were reissued from treasury shares in connection with the plans. As of December 31, 2016, the Corporation held 19,175 treasury shares, at a weighted-average cost of $32.75 per share, with a cost basis of $628,000.

NOTE J – RETIREMENT PLANS

The Corporation provides an optional 401(k) plan, in which employees may elect to defer pre-tax or after-tax salary dollars, subject to the maximum annual Internal Revenue Service contribution amounts. The contribution maximum for 2016 and 2015 was $18,000, and in 2014 was $17,500 for persons under age 50, and for persons over age 50 was $24,000 in 2016 and $23,000 in 2015 and 2014.  The Corporation matches employee contributions into the 401(k) plan at a rate of 50% on the first 5.0% of employee contributions. The Corporation’s cost for this 401(k) match was $266,000, $225,000 and $219,000 for 2016, 2015, and 2014, respectively.

Effective January 1, 2016, the Corporation consolidated its Money Purchase Pension Plan and 401(k) Savings Plan. In the process of the consolidation the Money Purchase Pension feature was discontinued and replaced with a Non-Elective Safe Harbor feature and a Non-Elective Employer Contribution feature. Under the new plan, the Corporation provides a Non-Elective Safe Harbor Contribution equal to 3% of all employee’s compensation for the year. Additionally, the Corporation may contribute a Non-Elective Employer Contribution of up to 2% annually to all employees aged 21 or older who work 1,000 or greater hours in a calendar year and have met the eligibility requirements of the plan. In year 2015 and 2014, the Corporation provided 5% of all employee compensation in the Money Purchase Pension Plan for qualifying employees. The qualification for the Non-Elective Employer Contribution under the new 401(k) Savings Plan mirrors the requirements of the Money Purchase Pension Plan. Effective January 1, 2016, the balance of the Money Purchase Pension Plan was transferred into the new 401(k) Savings Plan.

For purposes of the new 401(k) Savings Plan and the former Money Purchase Pension Plan, covered compensation was limited to $265,000 in 2016, $265,000 in 2015, and $260,000 in 2014.  Total expenses of the plan were $651,000, $497,000, and $470,000, for 2016, 2015, and 2014, respectively.  The Corporation’s new 401(k) Savings Plan is fully funded as all obligations are funded monthly.

Employees who have met the eligibility requirements of the new plan have the potential to receive employer contributions of 7.5% of their compensation. Employees that contributed at least 5% of their compensation into the new 401(k) Savings Plan will continue to receive an employer matching contribution of 2.5% of their compensation.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Employees who met the eligibility requirements under the new 401(k) Savings Plan will receive a Non-Elective Safe Harbor Contribution of 3% of their compensation and may receive a Non-Elective Employer Contribution of 2% of their compensation.

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

The life insurance policies had an aggregate face amount of $3,409,000 for December 31, 2016, and December 31, 2015. The death benefits totaled $6,399,000 at December 31, 2016 and 2015. The cash surrender value of the above policies totaled $4,726,000 and $4,516,000 as of December 31, 2016, and 2015, respectively. The net present value of the vested portion of deferred payments totaled $279,000 at December 31, 2016, and $435,000 at December 31, 2015. The interest rate used to discount these obligations was 4.50% for 2016 and 2015. These net present value amounts are included in other liabilities on the Corporation’s Consolidated Balance Sheets. Total charges to expense for deferred compensation amounted to $16,000 for 2016, $23,000 for 2015, and $29,000 for 2014, and are included in other operating expenses in the Consolidated Statements of Income.

NOTE L - INCOME TAXES

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. A reconciliation of the differences by amount and percent is as follows:

FEDERAL INCOME TAX SUMMARY
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2016		2015		2014
	$	%	$	%	$	%

Income tax at statutory rate	3,028	34.0	2,811	34.0	2,937	34.0
Tax-exempt interest income	(1,478)	(16.6)	(1,270)	(15.4)	(1,266)	(14.7)
Non-deductible interest expense	52	0.6	39	0.5	49	0.6
Bank-owned life insurance	(267)	(3.0)	(247)	(3.0)	(218)	(2.5)
Other	18	0.2	25	0.3	44	0.5

Income tax expense	1,353	15.2	1,358	16.4	1,546	17.9

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back losses to recover taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies.

The Corporation has a deferred tax asset for credits related to Alternative Minimum Taxes (AMT) of $1,043,000 as of December 31, 2016, and $1,085,000 as of December 31, 2015. The AMT credits have an unlimited carry-forward period. No valuation has been established for these deferred tax assets in view of the Corporation’s ability to carry forward tax credits to future years, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential.

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2013.

Significant components of income tax expense are as follows:
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2016	2015	2014
	$	$	$
Current tax expense	1,734	1,095	1,032
Deferred tax expense (benefit)	(381)	275	531
Valuation allowance adjustment	—	(12)	(17)
Income tax expense	1,353	1,358	1,546

Components of the Corporation's net deferred tax position are as follows:
(DOLLARS IN THOUSANDS)	December 31,
	2016	2015	2014
	$	$	$

Deferred tax assets
Allowance for loan losses	2,571	2,406	2,428
Net unrealized holding losses on securities available for sale	2,516	130	—
Deferred compensation reserve	95	148	199
Capital loss carryforward	—	13	25
Tax credit carryforward	1,043	1,085	996
Allowance for off-balance sheet extensions of credit	117	155	105
Interest on non-accrual loans	166	155	170
Other	7	7	6
Total deferred tax assets	6,515	4,099	3,929
Valuation allowance	—	(13)	(25)
Net deferred taxes	6,515	4,086	3,904

Deferred tax liabilities
Premises and equipment	(1,497)	(1,852)	(1,536)
Net unrealized holding gains on securities available for sale	—	—	(516)
Discount on investment securities	—	(1)	(1)
Other	(41)	(24)	(13)
Total deferred tax liabilities	(1,538)	(1,877)	(2,066)
Net deferred tax assets	4,977	2,209	1,838

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

As of December 31, 2016 and 2015, the Corporation and Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2016 and December 31, 2015, compared to regulatory levels.

CAPITAL LEVELS					To Be Well
(DOLLARS IN THOUSANDS)					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%

As of December 31, 2016
Total Capital to Risk-Weighted Assets
Consolidated	107,732	15.2	56,635	8.0	70,794	10.0
Bank	106,084	15.0	56,634	8.0	70,793	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	99,824	14.1	42,476	6.0	56,635	8.0
Bank	98,176	13.9	42,476	6.0	56,634	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	99,824	14.1	31,857	4.5	46,016	6.5
Bank	98,176	13.9	31,857	4.5	46,015	6.5

Tier I Capital to Average Assets
Consolidated	99,824	10.2	39,092	4.0	48,865	5.0
Bank	98,176	10.1	39,059	4.0	48,824	5.0

As of December 31, 2015
Total Capital to Risk-Weighted Assets
Consolidated	102,891	15.9	51,638	8.0	64,548	10.0
Bank	101,791	15.8	51,596	8.0	64,495	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	95,353	14.8	38,729	6.0	51,638	8.0
Bank	94,258	14.6	38,697	6.0	51,596	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	95,353	14.8	29,046	4.5	41,956	6.5
Bank	94,258	14.6	29,023	4.5	41,921	6.5

Tier I Capital to Average Assets
Consolidated	95,353	10.8	35,358	4.0	44,198	5.0
Bank	94,258	10.7	35,342	4.0	44,178	5.0

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

In addition to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year. The approval of the OCC shall be required if the total of all dividends declared by the Corporation in any year shall exceed the total of its net profits for that year combined with retained net profits of the preceding two years. Under this restriction, the Corporation could declare dividends in 2017, without the approval of the OCC, of approximately $7.4 million, plus an additional amount equal to the Corporation’s net profits for 2017, up to the date of any such dividend declaration.

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

LOANS TO INSIDERS
(DOLLARS IN THOUSANDS)
Actual
$

Balance, January 1, 2015	4,211
Advances	2,165
Repayments	(2,113)
Other Changes	(15)
Balance, December 31, 2015	4,248

Balance, January 1, 2016	4,248
Advances	2,427
Repayments	(2,222)
Balance, December 31, 2016	4,453

In the Corporation’s case, other changes in the table above for the year ended December 31, 2015, represented two executive officers who retired during the year.

Deposits from the insiders totaled $4,999,000 as of December 31, 2016, and $5,282,000 as of December 31, 2015.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit. On December 31, 2016, firm loan commitments totaled approximately $35.1 million; unused lines of credit totaled $189.2 million; and open letters of credit totaled $10.3 million. The sum of these commitments, $234.6 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the loan loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2015, totaled $217.3 million, representing firm loan commitments of $49.1 million, unused lines of credit of $156.5 million, and open letters of credit totaling $11.7 million.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose. The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of the Bank’s risk-based capital, less the allowance for loan losses. The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit. As of December 31, 2016, the Corporation’s legal lending limit was $15,913,000, and the Corporation’s lending policy limit was $11,934,000. This compared to a legal lending limit of $15,269,000, and lending policy limit of $11,451,000 as of December 31, 2015. As of December 31, 2016 and 2015, no lending relationships exceeded the Corporation’s internal lending policy limit.

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

Management evaluates concentrations of credit based on loan purpose on a quarterly basis. The Corporation’s greatest concentration of loans by purpose is residential real estate, which comprises $213.8 million, or 37.5%, of the $570.6 million gross loans outstanding as of December 31, 2016. This compares to $181.2 million, or 34.9%, of the $519.6 million of gross loans outstanding as of December 31, 2015. Residential real estate consists of first mortgages and home equity loans. A concentration in commercial real estate of 48.2%, or $275.1 million, also exists; however, within that category there is not a concentration by specific industry type.

The Corporation remains focused on agricultural purpose loans, of which the vast majority are real estate secured. Agricultural mortgages made up 28.7% of gross loans as of December 31, 2016, compared to 30.5% as of December 31, 2015; however these agricultural mortgages are spread over several broader types of agricultural purpose loans. More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS). As of December 31, 2016, the largest specific industry type categories were dairy cattle and milk production loans of $88.3 million, or 15.5% of gross loans, non-residential real estate investment loans with a balance of $39.5 million, or 6.9% of gross loans, and broilers and other chicken production loans of $34.7 million, or 6.1% of gross loans.

Outside of consumer and commercial real estate, including agricultural mortgages, the third largest component of the Corporation’s loans consist of commercial and industrial loans. These loans are generally secured by personal guarantees, inventory or pledges of municipalities. Out of the $77.2 million of loans designated as commercial and industrial for the Uniform Bank Performance Reports, the largest concentration within that area is $13.1 million of loans to political subdivisions, which account for 2.3% of gross loans outstanding. For the Corporation, these loans consisted of tax-free loans to local municipalities.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings. The largest geographical concentrations as of December 31, 2016, were obligations of states and political subdivisions located in the states of Pennsylvania, Texas, and Illinois. Based on fair market value, the Corporation held $28.8 million of obligations issued by municipalities within the state of Pennsylvania, which is 23.1% of the

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

municipal portfolio, and 9.5% of total debt securities. The Corporation held $21.9 million of obligations issued by municipalities within the state of Texas, which is 17.6% of the municipal portfolio, and 7.2% of total debt securities. The Corporation also held $20.7 million of obligations of states and political subdivisions issued by municipalities located within the state of Illinois, which is 16.7% of the municipal portfolio, and 6.9% of total debt securities. Internal policy requires municipal bonds purchased to be rated at least A3 by Moody’s and/or A- by Standard & Poor’s (S&P) at the time of purchase. As of December 31, 2016, no municipal bonds were below the A3/A- credit ratings the Corporation requires at the time of purchase.

The Corporation held $52.9 million of corporate bonds based on amortized cost as of December 31, 2016. As a total, the $52.9 million represents 17.1% of the Corporation’s total debt securities. Management has a policy limit of maintaining corporate bonds at less than 20% of the securities portfolio. Additionally, to limit credit exposure to any one issuer, the Corporation’s policy limits investment to $3 million of par value per company. Out of the $52.9 million of total corporate securities, $35.7 million is domestic and $17.2 million is foreign-issued debt. None of the Corporation’s foreign corporate debt originates from the European countries that have struggled with the sovereign debt crisis, namely Portugal, Italy, Ireland, Greece, and Spain. Most of the Corporation’s foreign-issued debt is from the United Kingdom, Australia, and Canada.

Within the corporate bond segment of the portfolio, management has preferred to invest in the banking, brokerage, and finance industry, where management is more comfortable analyzing and evaluating the credit risk of these firms. As a result, based on amortized cost, $42.8 million, or 80.9%, of the corporate bonds held are invested in national or foreign banks, bank holding companies, brokerage firms, or finance companies. In this broader finance-related group, management has selectively pursued foreign bank-issued debt where there is governmental ownership of the bank, and/or implied backing driven by the heavy reliance on these banks for the nation’s financial system. Out of the total $42.8 million of financial and brokerage-related corporate issues, $25.6 million is domestic and $17.2 million is foreign. All of the $17.2 million of foreign financial-related corporate paper is in the form of foreign bank-issued debt. Out of the $25.6 million of domestic financial-related debt, $13.6 million is in bank debt and $12.0 million is in brokerage.

The remaining $10.1 million of non-financial related corporate paper consists of $4.2 million in energy companies, $2.8 million in insurance companies, $2.1 million in cell phone and television companies, and $1.0 million in farm equipment companies.

By internal policy, at time of purchase, all corporate bonds must carry a credit rating of at least A3 by Moody’s or A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moody’s and BBB- for S&P, or above. As of December 31, 2016, all of the Corporation’s corporate bonds carried at least a credit rating of A3 by Moody’s or A- by S&P.

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of December 31, 2016, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

ASSETS REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2016
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	32,261	—	32,261
U.S. agency mortgage-backed securities	—	55,869	—	55,869
U. S. agency collateralized mortgage obligations	—	37,936	—	37,936
Corporate bonds	—	52,091	—	52,091
Obligations of states and political subdivisions	—	124,430	—	124,430
Marketable equity securities	5,524	—	—	5,524

Total securities	5,524	302,587	—	308,111

On December 31, 2016, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2016, the CRA fund investments had a $5,250,000 book and market value and the bank stocks had a book value of $219,000 and a market value of $274,000.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of December 31, 2016, and December 31, 2015, by level within the fair value hierarchy.

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2016
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	1,969	1,969
OREO	—	—	—	—
Total	—	—	1,969	1,969

	December 31, 2015
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	1,705	1,705
OREO	—	—	—	—
Total	—	—	1,705	1,705

The Corporation had a total of $1,969,000 of impaired loans as of December 31, 2016, with no specific allocation against these loans. As of December 31, 2015, the Corporation had a total of $1,705,000 of impaired loans with no specific allocation against these loans.

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. The Corporation had no OREO as of December 31, 2016 or December 31, 2015.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS
(DOLLARS IN THOUSANDS)
December 31, 2016
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	1,969	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2015
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	1,705	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

The carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 2016, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	December 31, 2016
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level I)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	45,632	45,632	45,632	—	—
Securities available for sale	308,111	308,111	5,524	302,587	—
Regulatory stock	5,372	5,372	5,372	—	—
Loans held for sale	2,552	2,552	2,552	—	—
Loans, net of allowance	564,005	563,418	—	—	563,418
Accrued interest receivable	3,750	3,750	3,750	—	—
Bank owned life insurance	24,687	24,687	24,687	—	—

Financial Liabilities:
Demand deposits	280,543	280,543	280,543	—	—
Interest-bearing demand deposits	20,108	20,108	20,108	—	—
NOW accounts	85,540	85,540	85,540	—	—
Money market deposit accounts	93,943	93,943	93,943	—	—
Savings accounts	175,753	175,753	175,753	—	—
Time deposits	161,604	163,464	—	—	163,464
Total deposits	817,491	819,351	655,887	—	163,464

Short-term borrowings	8,329	8,329	8,329	—	—
Long-term debt	61,257	61,372	—	—	61,372

Accrued interest payable	384	384	384	—	—

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Corporation’s financial instruments at December 31, 2015, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	December 31, 2015
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level I)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	44,227	44,227	44,227	—	—
Securities available for sale	289,423	289,423	5,533	283,890	—
Regulatory stock	4,314	4,314	4,314	—	—
Loans held for sale	1,126	1,126	1,126	—	—
Loans, net of allowance	513,205	512,481	—	—	512,481
Accrued interest receivable	3,600	3,600	3,600	—	—
Bank owned life insurance	23,869	23,869	23,869	—	—

Financial Liabilities:
Demand deposits	236,214	236,214	236,214	—	—
Interest-bearing demand deposits	14,737	14,737	14,737	—	—
NOW accounts	77,180	77,180	77,180	—	—
Money market deposit accounts	82,508	82,508	82,508	—	—
Savings accounts	148,319	148,319	148,319	—	—
Time deposits	181,104	182,887	—	—	182,887
Total deposits	740,062	741,845	558,958	—	182,887

Short-term borrowings	8,736	8,736	8,736
Long-term debt	59,594	59,805	—	—	59,805

Accrued interest payable	456	456	456	—	—

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE S – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive loss for the years ended December 31, 2016 and 2015 is as follows:

ACCUMULATED OTHER COMPREHENSIVE LOSS (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at January 1, 2016	(252)

Other comprehensive loss before reclassifications	(3,069)
Amount reclassified from accumulated other comprehensive loss	(1,564)
Period change	(4,633)

Balance at December 31, 2016	(4,885)

Balance at January 1, 2015	1,002

Other comprehensive income before reclassifications	621
Amount reclassified from accumulated other comprehensive income	(1,875)
Period change	(1,254)

Balance at December 31, 2015	(252)

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.

(2) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Year Ended
	December 31,		Affected Line Item
	2016	2015	in the Consolidated
	$	$	Statements of Income
Securities available-for-sale:
Net securities gains reclassified into earnings	2,370	2,840	Gains on securities transactions, net
Related income tax expense	(806)	(965)	Provision for federal income taxes
Net effect on accumulated other comprehensive
loss for the period	1,564	1,875

Total reclassifications for the period	1,564	1,875

(1) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE T – CONDENSED PARENT ONLY DATA

Condensed Balance Sheets (Parent Company Only)
(DOLLARS IN THOUSANDS)	December 31,
	2016	2015
	$	$
Assets
Cash	1,356	509
Securities available for sale (at fair value)	274	533
Equity in bank subsidiary	93,255	93,994
Other assets	54	66
Total assets	94,939	95,102

Stockholders' Equity
Common stock	574	574
Capital surplus	4,403	4,395
Retained earnings	95,475	91,029
Accumulated other comprehensive loss, net of tax	(4,885)	(252)
Treasury stock	(628)	(644)
Total stockholders' equity	94,939	95,102

Condensed Statements of Comprehensive Income
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2016	2015	2014
	$	$	$
Income
Dividend income - investment securities	29	16	9
Gains on securities transactions	171	25	49
Dividend income	3,606	3,581	3,556
Undistributed earnings of bank subsidiary	3,918	3,462	3,621
Total income	7,724	7,084	7,235

Expense
Shareholder expenses	125	118	129
Other expenses	46	56	14
Total expense	171	174	143

Net Income	7,553	6,910	7,092
Comprehensive Income	2,920	5,656	12,034

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
(DOLLARS IN THOUSANDS)
	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:	$	$	$
Net Income	7,553	6,910	7,092
Equity in undistributed earnings of subsidiaries	(3,918)	(3,462)	(3,621)
Gains on securities transactions, net	(171)	(25)	(49)
Net change in other assets	12	5	(3)
Net cash provided by operating activities	3,476	3,428	3,419

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	812	167	338
Purchases of securities available for sale	(358)	(467)	(327)
Net cash provided by (used for) investing activities	454	(300)	11

Cash Flows from Financing Activities:
Proceeds from issuance of treasury stock	489	512	499
Payment to repurchase common stock	(465)	(752)	(485)
Dividends paid	(3,107)	(3,081)	(3,057)
Net cash used for financing activities	(3,083)	(3,321)	(3,043)

Cash and Cash Equivalents:
Net change in cash and cash equivalents	847	(193)	387
Cash and cash equivalents at beginning of period	509	702	315
Cash and cash equivalents at end of period	1,356	509	702

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The unaudited quarterly results of operations for the years ended 2016, 2015, and 2014 are as follows:

NOTE U - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2016
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	6,886	6,294	7,393	7,768
Interest expense	811	757	751	735
Net interest income	6,075	5,537	6,642	7,033
Less provision (credit) for loan losses	(50)	50	200	125
Net interest income after provision (credit) for loan losses	6,125	5,487	6,442	6,908
Other income	2,651	3,087	2,828	2,578
Operating expenses:
Salaries and employee benefits	3,971	4,040	4,219	4,539
Occupancy and equipment expenses	777	787	831	879
Other operating expenses	1,734	1,885	1,698	1,840
Total operating expenses	6,482	6,712	6,748	7,258
Income before income taxes	2,294	1,862	2,522	2,228

Provision for Federal income taxes	382	218	445	308
Net income	1,912	1,644	2,077	1,920
FINANCIAL RATIOS
Per share data:
Net income	0.67	0.58	0.73	0.67
Cash dividends paid	0.27	0.27	0.27	0.28

	2015
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	6,872	6,718	6,761	6,491
Interest expense	1,014	951	928	851
Net interest income	5,858	5,767	5,833	5,640
Less provision (credit) for loan losses	200	100	(150)	—
Net interest income after provision (credit) for loan losses	5,658	5,667	5,983	5,640
Other income	2,201	2,394	2,342	3,118
Operating expenses:
Salaries and employee benefits	3,702	3,674	3,679	3,741
Occupancy and equipment expenses	822	822	791	783
Other operating expenses	1,626	1,691	1,620	1,784
Total operating expenses	6,150	6,187	6,090	6,308
Income before income taxes	1,709	1,874	2,235	2,450

Provision for Federal income taxes	243	278	382	455
Net income	1,466	1,596	1,853	1,995
FINANCIAL RATIOS
Per share data:
Net income	0.51	0.56	0.65	0.70
Cash dividends paid	0.27	0.27	0.27	0.27

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

	2014
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	6,872	6,825	6,696	6,744
Interest expense	1,217	1,217	1,155	1,087
Net interest income	5,655	5,608	5,541	5,657
Less provision (credit) for loan losses	(200)	(100)	—	250
Net interest income after credit for loan losses	5,855	5,708	5,541	5,407
Other income	2,180	2,168	2,275	2,925
Operating expenses:
Salaries and employee benefits	3,430	3,481	3,517	3,515
Occupancy and equipment expenses	776	727	763	794
Other operating expenses	1,592	1,581	1,487	1,758
Total operating expenses	5,798	5,789	5,767	6,067
Income before income taxes	2,237	2,087	2,049	2,265
Provision for Federal income taxes	399	347	337	463
Net income	1,838	1,740	1,712	1,802

FINANCIAL RATIOS
Per share data:
Net income	0.64	0.61	0.60	0.63
Cash dividends paid	0.26	0.27	0.27	0.27

NOTE V – SUBSEQUENT EVENTS

Subsequent to December 31, 2016, but prior to the filing of this document, the Corporation settled on a parcel of land in January 2017 in Strasburg, Pennsylvania for a planned full-service branch office. Branch construction is scheduled to begin in the second quarter of 2017 with planned completion and opening by year-end 2017. Management estimates the aggregate of the purchase price and other costs related to building the branch to be approximately $3.6 million.

ENB FINANCIAL CORP

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2016, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2016, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2016, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework.”

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
March 29, 2017

Item 9B. Other Information

None

ENB FINANCIAL CORP

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Information and Qualifications of Nominees for Director and Continuing Directors,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 9, 2017, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors during the fourth quarter of 2016.

Item 11. Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the captions, “Summary Compensation Table,” “Compensation Discussion and Analysis,” Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 9, 2017, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 9, 2017, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 9, 2017, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the caption, “Audit Committee Report” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 9, 2017, which is incorporated herein by reference.

ENB FINANCIAL CORP

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.

The following financial statements are included by reference in Part II, Item 8 hereof:

•	Report of Independent Registered Accounting Firm
•	Consolidated Balance Sheets
•	Consolidated Statements of Income
•	Consolidated Statements of Comprehensive Income
•	Consolidated Statements of Changes in Stockholders’ Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements

2.	The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required, or is shown in the respective consolidated financial statements or the notes thereto.

3.	The Exhibits filed herewith or incorporated by reference as a part of this Annual Report, are set forth in (b), below.

(b)	EXHIBITS

3 (i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed with the SEC on August 11, 2016.)

3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

10.2	2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)

10.3	2010 Non-Employee Directors’ Stock Plan (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)

11	Statement re: Computation of Earnings per Share as found on pages 30 and 77 of this 2016 Form 10-K filing, which is included herein.

12	Statement re: Computation of Ratios as found on page 30 of this 2016 Form 10-K filing, which is included herein.

14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009.)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

ENB FINANCIAL CORP

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

101	Interactive Data File

(c)	NOT APPLICABLE.

Item 16.	Form 10-K Summary

None

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

/s/ Aaron L. Groff, Jr.	Chairman of the Board,	March 29, 2017
(Aaron L. Groff, Jr.)	Chief Executive Officer and President

/s/ Scott E. Lied	Treasurer	March 29, 2017
(Scott E. Lied)	(Principal Financial Officer)

/s/ Willis R. Lefever	Director	March 29, 2017
(Willis R. Lefever)

/s/ Donald Z. Musser	Director	March 29, 2017
(Donald Z. Musser)

/s/ Susan Young Nicholas	Director	March 29, 2017
(Susan Young Nicholas)

/s/ Dr. Brian K. Reed	Director	March 29, 2017
(Dr. Brian K. Reed)

/s/ Mark C. Wagner	Director	March 29, 2017
(Mark C. Wagner)

/s/ Judith A. Weaver	Director	March 29, 2017
(Judith A. Weaver)

/s/ Paul W. Wenger	Director	March 29, 2017
(Paul W. Wenger)

/s/ Paul M. Zimmerman, Jr.	Director	March 29, 2017
(Paul M. Zimmerman, Jr.)

ENB FINANCIAL CORP

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed with the SEC on August 11, 2016.)
3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2

2011 Employee Stock Purchase Plan. (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)

10.3	2010 Non-employee Directors’ Stock Plan. (Incorporated by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on pages 30 and 77 of Form 10-K, which is included herein.
12	Statement re: Computation of Ratios as found on page 30 of Form 10-K, which is included herein.
14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).
101	Interactive Data File