Form 10-K/A
period 2016-12-31
ENB Financial Corp
filed 2017-03-29
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

ENB FINANCIAL CORP

Explanatory Note

ENB Financial Corp is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2016 (the “Report”) that was filed with the Securities and Exchange Commission on March 29, 2017 for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit), which was not included with the original filing.

This Amendment does not reflect any subsequent events occurring after the original filing date of the Report and does not modify or update in any way disclosures made in the Report except to furnish the exhibit described above that should have been attached to the original filing.

ENB FINANCIAL CORP

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(b)	EXHIBITS

3 (i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed with the SEC on August 11, 2016.)

3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

10.2	2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)

10.3	2010 Non-Employee Directors’ Stock Plan (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)

11	Statement re: Computation of Earnings per Share as found on pages 30 and 77 of this 2016 Form 10-K filing, which is included herein. *

12	Statement re: Computation of Ratios as found on page 30 of this 2016 Form 10-K filing, which is included herein. *

14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009.)

21	Subsidiaries of the Registrant *

23	Consent of Independent Registered Public Accounting Firm*

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

ENB FINANCIAL CORP

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

101	Interactive Data File

*previously filed

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

10.3	2010 Non-employee Directors’ Stock Plan. (Incorporated by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on pages 30 and 77 of Form 10-K, which is included herein.*
12	Statement re: Computation of Ratios as found on page 30 of Form 10-K, which is included herein. *
14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009)
21	Subsidiaries of the Registrant*
23	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).
101	Interactive Data File

*previously filed