Form 10-Q
period 2017-03-31
ENB Financial Corp
filed 2017-05-15
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to ________________________________

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2017, the registrant had 2,848,741 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

March 31, 2017

Index

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,	March 31,
	2017	2016	2016
	$	$	$
ASSETS
Cash and due from banks	16,161	19,852	11,989
Interest-bearing deposits in other banks	43,127	25,780	28,689

Total cash and cash equivalents	59,288	45,632	40,678

Securities available for sale (at fair value)	315,176	308,111	287,270

Loans held for sale	3,127	2,552	804

Loans (net of unearned income)	572,876	571,567	544,784

Less: Allowance for loan losses	7,672	7,562	7,040

Net loans	565,204	564,005	537,744

Premises and equipment	23,881	22,568	21,466
Regulatory stock	5,455	5,372	4,675
Bank owned life insurance	24,856	24,687	24,082
Other assets	10,836	11,326	8,102

Total assets	1,007,823	984,253	924,821

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	287,799	280,543	243,647
Interest-bearing	547,831	536,948	506,084

Total deposits	835,630	817,491	749,731

Short-term borrowings	14,774	8,329	11,467
Long-term debt	58,819	61,257	64,883
Other liabilities	2,188	2,237	1,866

Total liabilities	911,411	889,314	827,947

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,853,741
(Issued 2,869,557 and Outstanding 2,850,382 as of 12/31/16)
(Issued 2,869,557 and Outstanding 2,851,394 as of 3/31/16)	574	574	574
Capital surplus	4,411	4,403	4,395
Retained earnings	96,504	95,475	92,172
Accumulated other comprehensive income (loss) net of tax	(4,559)	(4,885)	318
Less: Treasury stock cost on 15,816 shares (19,175 shares
as of 12/31/16 and 18,163 shares as of 3/31/16)	(518)	(628)	(585)

Total stockholders' equity	96,412	94,939	96,874

Total liabilities and stockholders' equity	1,007,823	984,253	924,821

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended March 31,
	2017	2016
	$	$
Interest and dividend income:
Interest and fees on loans	5,832	5,439
Interest on securities available for sale
Taxable	888	473
Tax-exempt	1,120	867
Interest on deposits at other banks	54	26
Dividend income	88	81

Total interest and dividend income	7,982	6,886

Interest expense:
Interest on deposits	467	546
Interest on borrowings	235	265

Total interest expense	702	811

Net interest income	7,280	6,075

Provision (credit) for loan losses	90	(50)

Net interest income after provision (credit) for loan losses	7,190	6,125

Other income:
Trust and investment services income	482	387
Service fees	562	478
Commissions	547	515
Gains on securities transactions, net	140	728
Gains on sale of mortgages	355	155
Earnings on bank-owned life insurance	173	194
Other income	153	194

Total other income	2,412	2,651

Operating expenses:
Salaries and employee benefits	4,719	3,971
Occupancy	599	514
Equipment	282	263
Advertising & marketing	237	135
Computer software & data processing	530	420
Shares tax	215	227
Professional services	389	377
Other expense	547	575

Total operating expenses	7,518	6,482

Income before income taxes	2,084	2,294

Provision for federal income taxes	257	382

Net income	1,827	1,912

Earnings per share of common stock	0.64	0.67

Cash dividends paid per share	0.28	0.27

Weighted average shares outstanding	2,850,689	2,849,954

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended March 31,
	2017	2016
	$	$

Net income	1,827	1,912

Other comprehensive income, net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized gains arising during the period	633	1,591
Income tax effect	(215)	(541)
	418	1,050

Gains recognized in earnings	(140)	(728)
Income tax effect	48	248
	(92)	(480)

Other comprehensive income, net of tax	326	570

Comprehensive Income	2,153	2,482

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2017	2016
	$	$
Cash flows from operating activities:
Net income	1,827	1,912
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	1,015	1,758
Decrease in interest receivable	508	105
Decrease in interest payable	(2)	(13)
Provision (credit) for loan losses	90	(50)
Gains on securities transactions, net	(140)	(728)
Gains on sale of mortgages	(355)	(155)
Loans originated for sale	(5,221)	(5,120)
Proceeds from sales of loans	5,001	5,597
Earnings on bank-owned life insurance	(173)	(194)
Depreciation of premises and equipment and amortization of software	406	404
Deferred income tax	55	238
Other assets and other liabilities, net	(343)	(1,076)
Net cash provided by operating activities	2,668	2,678

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	5,391	19,915
Proceeds from sales	13,687	48,099
Purchases	(26,416)	(65,953)
Purchase of regulatory bank stock	(873)	(670)
Redemptions of regulatory bank stock	790	309
Purchase of bank-owned life insurance	—	(19)
Net increase in loans	(1,397)	(24,564)
Purchases of premises and equipment, net	(1,657)	(129)
Purchase of computer software	(3)	(194)
Net cash used for investing activities	(10,478)	(23,206)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	21,789	20,881
Net decrease in time deposits	(3,650)	(11,212)
Net increase in short-term borrowings	6,445	2,731
Proceeds from long-term debt	5,062	10,289
Repayments of long-term debt	(7,500)	(5,000)
Dividends paid	(798)	(769)
Proceeds from sale of treasury stock	118	124
Treasury stock purchased	—	(65)
Net cash provided by financing activities	21,466	16,979
Increase (decrease) in cash and cash equivalents	13,656	(3,549)
Cash and cash equivalents at beginning of period	45,632	44,227
Cash and cash equivalents at end of period	59,288	40,678

Supplemental disclosures of cash flow information:
Interest paid	704	823
Income taxes paid	—	625

Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	493	863

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the first quarter of 2017, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2016.

2.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities held at March 31, 2017, and December 31, 2016, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2017
U.S. government agencies	33,119	—	(847)	32,272
U.S. agency mortgage-backed securities	59,782	12	(927)	58,867
U.S. agency collateralized mortgage obligations	43,437	93	(774)	42,756
Corporate bonds	53,046	14	(640)	52,420
Obligations of states and political subdivisions	127,183	254	(4,144)	123,293
Total debt securities	316,567	373	(7,332)	309,608
Marketable equity securities	5,517	51	—	5,568
Total securities available for sale	322,084	424	(7,332)	315,176

December 31, 2016
U.S. government agencies	33,124	—	(863)	32,261
U.S. agency mortgage-backed securities	56,826	22	(979)	55,869
U.S. agency collateralized mortgage obligations	38,737	41	(842)	37,936
Corporate bonds	52,928	8	(845)	52,091
Obligations of states and political subdivisions	128,428	346	(4,344)	124,430
Total debt securities	310,043	417	(7,873)	302,587
Marketable equity securities	5,469	55	—	5,524
Total securities available for sale	315,512	472	(7,873)	308,111

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at March 31, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	17,333	17,145
Due after one year through five years	102,411	101,140
Due after five years through ten years	72,919	71,403
Due after ten years	123,904	119,920
Total debt securities	316,567	309,608

Securities available for sale with a par value of $63,945,000 and $63,726,000 at March 31, 2017, and December 31, 2016, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $65,816,000 at March 31, 2017, and $65,770,000 at December 31, 2016.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2017	2016
	$	$
Proceeds from sales	13,687	48,099
Gross realized gains	172	730
Gross realized losses	32	2

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. No securities in the portfolio had other-than-temporary impairment recorded in the first three months of 2017 or 2016.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Information pertaining to securities with gross unrealized losses at March 31, 2017, and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of March 31, 2017
U.S. government agencies	32,272	(847)	—	—	32,272	(847)
U.S. agency mortgage-backed securities	49,382	(784)	3,658	(143)	53,040	(927)
U.S. agency collateralized mortgage obligations	33,111	(774)	—	—	33,111	(774)
Corporate bonds	42,451	(634)	2,009	(6)	44,460	(640)
Obligations of states & political subdivisions	99,061	(3,840)	9,006	(304)	108,067	(4,144)

Total debt securities	256,277	(6,879)	14,673	(453)	270,950	(7,332)

Marketable equity securities	—	—	—	—	—	—

Total temporarily impaired securities	256,277	(6,879)	14,673	(453)	270,950	(7,332)

As of December 31, 2016
U.S. government agencies	32,261	(863)	—	—	32,261	(863)
U.S. agency mortgage-backed securities	47,418	(856)	3,989	(123)	51,407	(979)
U.S. agency collateralized mortgage obligations	33,206	(842)	—	—	33,206	(842)
Corporate bonds	45,335	(830)	2,002	(15)	47,337	(845)
Obligations of states & political subdivisions	101,229	(4,063)	8,041	(281)	109,270	(4,344)

Total debt securities	259,449	(7,454)	14,032	(419)	273,481	(7,873)

Marketable equity securities	—	—	—	—	—	—

Total temporarily impaired securities	259,449	(7,454)	14,032	(419)	273,481	(7,873)

In the debt security portfolio there were 201 positions that were carrying unrealized losses as of March 31, 2017. In the equity security portfolio there were no positions that were carrying unrealized losses as of March 31, 2017. There were no instruments considered to be other-than-temporarily impaired at March 31, 2017.

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

On March 15, 2016, management was made aware of a regulatory call provision on a CoBank bond held by the Corporation. CoBank is a sub-U.S. agency and cooperative of the Farm Credit Association (FCA), a U.S. government sponsored enterprise (GSE). The bond was classified as a corporate bond for disclosure purposes. The regulatory call was not anticipated and the high coupon bond was purchased at a high premium. The call required accelerated amortization to the April 15, 2016 call date, resulting in an additional $479,000 of amortization in 2016. This regulatory call specifically involved the CoBank issue maturing on April 16, 2018.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

On April 26, 2016, management became aware of an AgriBank bond call. AgriBank is another cooperative of the FCA. The Corporation owned $6.4 million par of the AgriBank issue maturing on July 15, 2019. AgriBank went public with this call, stating they intended to call the bonds on July 15, 2016. As a result of this par call notice, management accelerated the amortization of the remaining premium on the AgriBank bond, beginning in April and running until the call date of July 15, 2016. This resulted in $1,202,000 of accelerated amortization recorded on this bond in 2016.

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

3.        Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of March 31, 2017, and December 31, 2016:

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2017	2016
	$	$
Commercial real estate
Commercial mortgages	86,008	86,434
Agriculture mortgages	158,190	163,753
Construction	20,381	24,880
Total commercial real estate	264,579	275,067

Consumer real estate (a)
1-4 family residential mortgages	157,509	150,253
Home equity loans	11,287	10,391
Home equity lines of credit	54,944	53,127
Total consumer real estate	223,740	213,771

Commercial and industrial
Commercial and industrial	43,890	42,471
Tax-free loans	14,089	13,091
Agriculture loans	20,773	21,630
Total commercial and industrial	78,752	77,192

Consumer	4,773	4,537

Gross loans prior to deferred fees	571,844	570,567
Less:
Deferred loan costs, net	(1,032)	(1,000)
Allowance for loan losses	7,672	7,562
Total net loans	565,204	564,005

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $73,161,000 and $66,767,000 as of March 31, 2017, and December 31, 2016, respectively.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of March 31, 2017 and December 31, 2016. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

March 31, 2017	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	79,359	149,357	19,381	38,497	14,089	19,182	319,865
Special Mention	1,228	4,617	—	252	—	514	6,611
Substandard	5,421	4,216	1,000	5,141	—	1,077	16,855
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	86,008	158,190	20,381	43,890	14,089	20,773	343,331

December 31, 2016	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	81,945	155,820	23,880	36,887	13,091	20,245	331,868
Special Mention	1,282	5,360	—	1,955	—	653	9,250
Substandard	3,207	2,573	1,000	3,629	—	732	11,141
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	86,434	163,753	24,880	42,471	13,091	21,630	352,259

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of March 31, 2017 and December 31, 2016:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

March 31, 2017	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	156,918	11,287	54,944	4,773	227,922
Non-performing	591	—	—	—	591

Total	157,509	11,287	54,944	4,773	228,513

December 31, 2016	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	149,873	10,388	53,127	4,536	217,924
Non-performing	380	3	—	1	384

Total	150,253	10,391	53,127	4,537	218,308

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of March 31, 2017 and December 31, 2016:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
March 31, 2017	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	258	130	572	960	85,048	86,008	—
Agriculture mortgages	—	—	—	—	158,190	158,190	—
Construction	—	—	—	—	20,381	20,381	—
Consumer real estate
1-4 family residential mortgages	519	—	591	1,110	156,399	157,509	591
Home equity loans	40	—	—	40	11,247	11,287	—
Home equity lines of credit	—	—	—	—	54,944	54,944	—
Commercial and industrial
Commercial and industrial	217	3	75	295	43,595	43,890	—
Tax-free loans	67	—	—	67	14,022	14,089	—
Agriculture loans	—	—	—	—	20,773	20,773	—
Consumer	3	—	—	3	4,770	4,773	—
Total	1,104	133	1,238	2,475	569,369	571,844	591

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2016	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	419	417	836	85,598	86,434	—
Agriculture mortgages	165	—	—	165	163,588	163,753	—
Construction	—	—	—	—	24,880	24,880	—
Consumer real estate
1-4 family residential mortgages	572	662	380	1,614	148,639	150,253	380
Home equity loans	81	—	3	84	10,307	10,391	3
Home equity lines of credit	90	—	—	90	53,037	53,127	—
Commercial and industrial
Commercial and industrial	266	—	75	341	42,130	42,471	—
Tax-free loans	—	—	—	—	13,091	13,091	—
Agriculture loans	—	—	—	—	21,630	21,630	—
Consumer	16	4	1	21	4,516	4,537	1
Total	1,190	1,085	876	3,151	567,416	570,567	384

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2017 and December 31, 2016:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	March 31	December 31,
	2017	2016
	$	$

Commercial real estate
Commercial mortgages	760	646
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	—
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	75	75
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	835	721

As of March 31, 2017 and December 31, 2016, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three months ended March 31, 2017 and March 31, 2016 is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three months ended March 31,
	2017	2016
	$	$

Average recorded balance of impaired loans	1,957	1,672
Interest income recognized on impaired loans	14	14

Interest income on impaired loans would have increased by approximately $7,000 for the three months ended March 31, 2017, compared to $4,000 for the three months ended March 31, 2016, had these loans performed in accordance with their original terms.

During the three months ended March 31, 2017 and 2016, there were no loan modifications made that would cause a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of March 31, 2017, December 31, 2016, and March 31, 2016:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	760	857	—	644	3
Agriculture mortgages	1,229	1,229	—	1,238	11
Construction	—	—	—	—	—
Total commercial real estate	1,989	2,086	—	1,882	14

Commercial and industrial
Commercial and industrial	75	75	—	75	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	75	75	—	75	—

Total with no related allowance	2,064	2,161	—	1,957	14

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	760	857	—	644	3
Agriculture mortgages	1,229	1,229	—	1,238	11
Construction	—	—	—	—	—
Total commercial real estate	1,989	2,086	—	1,882	14

Commercial and industrial
Commercial and industrial	75	75	—	75	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	75	75	—	75	—

Total	2,064	2,161	—	1,957	14

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	646	743	—	768	2
Agriculture mortgages	1,248	1,248	—	1,285	55
Construction	—	—	—	—	—
Total commercial real estate	1,894	1,991	—	2,053	57

Commercial and industrial
Commercial and industrial	75	75	—	76	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	75	75	—	76	—

Total with no related allowance	1,969	2,066	—	2,129	57

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	646	743	—	768	2
Agriculture mortgages	1,248	1,248	—	1,285	55
Construction	—	—	—	—	—
Total commercial real estate	1,894	1,991	—	2,053	57

Commercial and industrial
Commercial and industrial	75	75	—	76	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	75	75	—	76	—

Total	1,969	2,066	—	2,129	57

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2016	3,795	1,652	1,552	82	481	7,562

Charge-offs	—	—	(7)	(4)	—	(11)
Recoveries	—	20	9	2	—	31
Provision (credit)	(275)	163	95	3	104	90

Ending Balance - March 31, 2017	3,520	1,835	1,649	83	585	7,672

During the three months ended March 31, 2017, a credit provision was recorded for the commercial real estate segment with provision expense recorded in all other loan categories. For the entire portfolio, $90,000 of additional provision expense was recorded for the first three months of 2017. Delinquency rates among most loan pools remain very low with the total amount of delinquent loans lower on March 31, 2017 than on December 31, 2016. The Corporation received $20,000 more recoveries than charge-offs for the three months ended March 31, 2017. These favorable results acted to offset higher levels of classified loans and non-accruals resulting in $90,000 of additional provision being sufficient to cover projected losses inherent in the loan portfolio and still retain a sufficient unallocated portion of the allowance. Changes in qualitative factors were minimal during the first quarter and the provision expense recorded was primarily the result of higher levels of classified loans.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2015	3,831	1,403	1,314	62	468	7,078

Charge-offs	—	—	(4)	(12)	—	(16)
Recoveries	—	10	16	2	—	28
Provision (credit)	(303)	(45)	47	15	236	(50)

Balance - March 31, 2016	3,528	1,368	1,373	67	704	7,040

During the first quarter of 2016, credit provisions were recorded for the commercial real estate and consumer real estate segments with provision expenses recorded in all other loan categories. Delinquency rates in the real estate secured segment of loans were extremely low requiring fewer reserves. Qualitative factors continued to shift, with net declines in non-dairy agriculture and home equity loans. Our three-year historical loss rate was declining in our business mortgage pool, as the twelve-month charge-off rate fell from 4.43% of loans in the fourth quarter of 2015, to 2.69% of loans in the first quarter of 2016. A substantial paydown of a substandard loan with potential impairment also supported a reduced allowance balance, despite an increase in loan balances.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of March 31, 2017 and December 31, 2016:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of March 31, 2017:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated
for impairment	3,520	1,835	1,649	83	585	7,672

Loans receivable:
Ending balance	264,579	223,740	78,752	4,773		571,844
Ending balance: individually evaluated
for impairment	1,989	—	75	—		2,064
Ending balance: collectively evaluated
for impairment	262,590	223,740	78,677	4,773		569,780

As of December 31, 2016:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated
for impairment	3,795	1,652	1,552	82	481	7,562

Loans receivable:
Ending balance	275,067	213,771	77,192	4,537		570,567
Ending balance: individually evaluated
for impairment	1,894	—	75	—		1,969
Ending balance: collectively evaluated
for impairment	273,173	213,771	77,117	4,537		568,598

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

The following tables present the assets reported on the Consolidated Balance Sheets at their fair value as of March 31, 2017, and December 31, 2016, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	March 31, 2017
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	32,272	—	32,272
U.S. agency mortgage-backed securities	—	58,867	—	58,867
U.S. agency collateralized mortgage obligations	—	42,756	—	42,756
Corporate bonds	—	52,420	—	52,420
Obligations of states & political subdivisions	—	123,293	—	123,293
Marketable equity securities	5,568	—	—	5,568

Total securities	5,568	309,608	—	315,176

On March 31, 2017, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of March 31, 2017, the CRA fund investments had a $5,273,000 book and fair market value and the bank stock portfolio had an amortized cost of $244,000, and fair market value of $295,000.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value Measurements:

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2016
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	32,261	—	32,261
U.S. agency mortgage-backed securities	—	55,869	—	55,869
U.S. agency collateralized mortgage obligations	—	37,936	—	37,936
Corporate bonds	—	52,091	—	52,091
Obligations of states & political subdivisions	—	124,430	—	124,430
Marketable equity securities	5,524	—	—	5,524

Total securities	5,524	302,587	—	308,111

On December 31, 2016, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2016, the CRA fund investments had a $5,250,000 book and market value and the bank stocks had an amortized cost of $219,000 and a market value of $274,000.

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no level III securities as of March 31, 2017 or December 31, 2016.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2017 and December 31, 2016, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	March 31, 2017
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	2,064	2,064
Total	—	—	2,064	2,064

	December 31, 2016
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	1,969	1,969
Total	—	—	1,969	1,969

The Corporation had a total of $2,064,000 of impaired loans as of March 31, 2017, with no specific allocation against these loans and $1,969,000 of impaired loans as of December 31, 2016, with no specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

March 31, 2017
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,064	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

December 31, 2016
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	1,969	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Corporation's financial instruments at March 31, 2017 and December 31, 2016, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	March 31, 2017
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	59,288	59,288	59,288	—	—
Securities available for sale	315,176	315,176	5,568	309,608	—
Regulatory stock	5,455	5,455	5,455	—	—
Loans held for sale	3,127	3,127	3,127	—	—
Loans, net of allowance	565,204	562,923	—	—	562,923
Accrued interest receivable	3,242	3,242	3,242	—	—
Bank owned life insurance	24,856	24,856	24,856	—	—

Financial Liabilities:
Demand deposits	287,799	287,799	287,799	—	—
Interest-bearing demand deposits	18,614	18,614	18,614	—	—
NOW accounts	86,147	86,147	86,147	—	—
Money market deposit accounts	98,431	98,431	98,431	—	—
Savings accounts	186,686	186,686	186,686	—	—
Time deposits	157,953	159,272	—	—	159,272
Total deposits	835,630	836,949	677,677	—	159,272

Short-term borrowings	14,774	14,774	14,774	—	—
Long-term debt	58,819	58,928	—	—	58,928
Accrued interest payable	382	382	382	—	—

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

6.       Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of March 31, 2017, firm loan commitments were $38.6 million, unused lines of credit were $192.8 million, and open letters of credit were $10.2 million. The total of these commitments was $241.6 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

7. Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)
(DOLLARS IN THOUSANDS)
Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2016	(4,885)
Other comprehensive income before reclassifications	418
Amount reclassified from accumulated other comprehensive income (loss)	(92)
Period change	326

Balance at March 31, 2017	(4,559)

Balance at December 31, 2015	(252)
Other comprehensive income before reclassifications	1,050
Amount reclassified from accumulated other comprehensive income	(480)
Period change	570

Balance at March 31, 2016	318

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended March 31,
	2017	2016	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains reclassified into earnings	140	728	Gains on securities transactions, net
Related income tax expense	(48)	(248)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	92	480

(1) Amounts in parentheses indicate debits.

8. Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or an of the amendments, to result in a material change from our current accounting for revenue because the majority of the Corporation’s financial instruments are not within the scope of Topic 606. However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), which requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s statement of cash flows.

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

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This Update, among others things, clarifies that guarantee fees within the scope of Topic 460, Guarantees, (other than product or service warranties) are not within the scope of Topic 606. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for the new revenue recognition guidance. For public entities with a calendar year-end, the new guidance is effective in the quarter and year beginning January 1, 2018. For all other entities with a calendar year-end, the new guidance is effective in the year ending December 31, 2019, and interim periods in 2020. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s financial position or results of operations.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2016 Annual Report to Shareholders of the Corporation. The financial condition and results of operations presented are not indicative of future performance.

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

Results of Operations

Overview

The Corporation recorded net income of $1,827,000 for the three-month period ended March 31, 2017, a 4.4% decrease from the $1,912,000 earned during the same period in 2016. The earnings per share, basic and diluted, were $0.64 for the three months ended March 31, 2017, compared to $0.67 for the same period in 2016.

The primary reasons for the decrease in earnings were a decrease in gains on securities and a significant increase in operating expenses, offset by an increase in net interest income. Net interest income increased by $1,205,000, or 19.8%, for the three months ended March 31, 2017, compared to the same period in 2016. The Corporation recorded a provision for loan losses of $90,000 for the three months ended March 31, 2017, compared to a credit provision of $50,000 for the three months ended March 31, 2016, representing an aggregate decrease in income of $140,000. The Corporation’s net interest margin was 3.41% for the first quarter of 2017, compared to 3.09% for the first quarter of 2016. Net interest margin was positively affected by the Federal Reserve Bank raising the overnight interest rates by 0.25% in December of 2016 and again in March of 2017. Increases in NII are discussed further under the Net Interest Income section below.

Other operating income decreased by $239,000, or 9.0% for the three months ended March 31, 2017, compared to the same period in the prior year. The decrease was primarily related to a decline in securities gains, which were $140,000 in the first quarter of 2017, compared to $728,000 in the first quarter of 2016. The gains the Corporation was able to generate in the first quarter of 2016 were much higher primarily due to the low interest rate environment resulting in opportunities to sell securities to generate gains and reposition assets to support the financial performance of the Corporation. Interest rates began to rise beginning in the fourth quarter of 2016, resulting in fewer gains taken in the first quarter of 2017. Mortgage gains contributed to higher other operating income for the three-month period ended March 31, 2017. The gain on the sale of mortgages increased by $200,000, or 129.0%, for the three-month period ended March 31, 2017, compared to the prior year’s period. Both mortgage production and margins made on sold mortgages were higher in the first quarter of 2017. More detail is provided under the Other Income section under Results of Operations.

Partially offsetting the increased income mentioned above, operating expenses increased by $1,036,000, or 16.0%, for the three months ended March 31, 2017, compared to the same period in the prior year. Personnel costs increased by $748,000, or 18.8%, driven higher in the first quarter of 2017 due to the hiring of staff to support new branch offices as well as commercial sales positions and back office support. In addition, benefit costs increased as a result of higher health insurance premiums.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the three months ended March 31, 2017, due to a decrease in earnings as well as an increase in the Corporation’s assets and equity compared to the prior year.

Key Ratios	Three Months Ended
	March 31,
	2017	2016

Return on Average Assets	0.75%	0.84%
Return on Average Equity	7.81%	8.01%

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

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In the first three months of 2017, NII generated 75.1% of the Corporation’s gross revenue stream, which consists of net interest income and non-interest income, compared to 69.6% in the first three months of 2016. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income. With the increases in overnight rates occurring December 14, 2016 and March 15, 2017, and with no unusual security amortization events in the first quarter of 2017, the Corporation’s NII has significantly increased compared to the three months ended March 31, 2016.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $606,000 for the three months ended March 31, 2017, compared to $511,000 for the same period in 2016.

NET INTEREST INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended
	March 31,
	2017	2016
	$	$
Total interest income	7,982	6,886
Total interest expense	702	811

Net interest income	7,280	6,075
Tax equivalent adjustment	606	511

Net interest income (fully taxable equivalent)	7,886	6,586

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect net interest income:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. Until December 16, 2015, the Federal funds rate had not changed since December 16, 2008. On December 16, 2015, the Federal funds rate was increased 25 basis points to 0.50%, from 0.25%. On December 14, 2016, the Federal funds rate was increased 25 basis points to 0.75% and on March 15, 2017, the Federal funds rate was again increased 25 basis points to 1.00%. Prior to December of 2015, the period of seven years with extremely low and unchanged overnight rates was the lowest and longest in U.S. history. The impact has been a lower net interest margin to the Corporation and generally across the financial industry. The increase in December of 2015, December of 2016, and March of 2017 resulted in higher short-term U.S. Treasury rates, but the long-term rates initially decreased after the Federal Reserve’s decision to increase rates in December of 2015, resulting in a flattening of the yield curve. It was only during the fourth quarter of 2016 that long-term rates saw an increase but they then declined slightly throughout the first quarter of 2017. Long-term rates like the ten-year U.S. Treasury were 160 basis points under the 4.00% Prime rate as of March 31, 2017. It appears that the general conditions of a flatter yield curve with low long-term U.S. Treasury rates, significantly below the Prime rate, will continue for 2017. Management anticipates the next 0.25% Federal Reserve rate increase could occur as early as June 2017, with at least one more 0.25% Federal Reserve rate increase in the remainder of 2017. It remains to be seen whether mid and long-term U.S. Treasury rates will also increase to the same degree that the Federal Reserve will move the overnight Federal funds rate. If they do not, the yield curve would further flatten making it harder for the Corporation to increase asset yield.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate increased from 3.25% to 3.50% on December 16, 2015, from 3.50% to 3.75% on December 14, 2016, and from 3.75% to 4.00% on March 15, 2017. Depending on the loan instrument, the Corporation’s Prime-based loans would reprice either a day after the Federal Reserve rate movement or after a 45-day notification period. Commercial rates generally reprice the next business day while some consumer loans require the 45-day notification period. The vast majority of the Corporation’s Prime-based consumer loans reprice the day after the Federal Reserve rate action.

As a result of the December 2015 Federal Reserve rate increase the Corporation’s NII on a tax equivalent basis began to increase in 2016 with the Corporation’s margin increasing to 3.12% for the year, compared to 3.07% in 2015. The December 2016 Federal Reserve rate increase again came too late in the year to significantly impact the 2016 margin but did have a positive impact to first quarter of 2017 margin. The Corporation’s, NII for the first quarter of 2017 increased substantially over the first quarter of 2016, by $1,205,000, or 19.8%, with the margin increasing to 3.41%. Management’s asset liability sensitivity measurements continue to show a benefit to both margin and NII given further Federal Reserve rate increases. Actual results over the past five quarters have confirmed the asset sensitivity of the Corporation’s balance sheet. Management expects that any additional Federal Reserve rate increases in 2017 would further improve both margin and NII.

The extended extremely low Federal funds rate has enabled management to reduce the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense. It was only after the third 25-basis point Fed rate increase in March of 2017 that the Corporation raised some deposit rates minimally. While the low Prime rate reduced the yield on the Corporation’s loans for many years, the rate increases through March of 2017 did act to boost interest income and help improve the Corporation’s margin. With a higher Prime rate and elevated Treasury rates, higher asset yields should be possible throughout the remainder of 2017. Due to the increasing number of variable rate loans in the Corporation’s loan portfolio, the 25 basis point increase in the Prime rate at the end of 2015, 2016, and in March of 2017 did cause higher NII in the month of December 2015, and for the entire year of 2016. The full impact of all of these increases will be experienced in the second quarter of 2017. Additionally, with one or two more anticipated Fed rate increases in 2017, the Corporation should see even more benefit due to the near immediate repricing of the Prime-based variable loans.

Security yields fluctuate more rapidly than loan yields based primarily on the changes to the U.S. Treasury rates and yield curve. During 2016, management did generally direct a large portion of the security sale proceeds into loan growth resulting in higher overall asset yields. With higher Treasury rates in the first quarter of 2017 compared to the first quarter of 2016, security reinvestment has been occurring at slightly higher yields and amortization has slowed resulting in higher yields. The Corporation’s loan yield has continued to decline as new loans are going on at among the lowest loan rates of this interest rate cycle. Management does price above the Prime rate on variable rate loans, which helps with loan yield, however, these rates on average are still lower than the typical fixed rate loan. Therefore, any increases in total variable rate loans will generally reduce overall loan portfolio yield. An element of the Corporation’s Prime-based commercial loans is priced above the Prime rate based on the level of credit risk of the borrower. Additionally, certain variable rate consumer loans are priced above Prime. Prime-based pricing continues to be driven largely by local competition.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Mid-term and long-term interest rates on average were higher in 2017 compared to 2016. The average rate of the 10-year U.S. Treasury was 2.45% in the first quarter of 2017 compared to 1.91% in the first quarter of 2016, and it stood at 2.40% on March 31, 2017, compared to 1.78% at March 31, 2016. The slope of the yield curve has been compressed throughout most of 2016 and through the first quarter of 2017, but with the Fed rate increase in March of 2017, there was slightly more slope between the short end and long end of the curve compared to the prior year. There was a difference of 140 basis points between overnight rates and the 10-year U.S. Treasury as of March 31, 2017, compared to 103 basis points as of March 31, 2016. The slope of the yield curve has fluctuated many times in the past two years with the 10-year U.S. Treasury yield as high as 2.60% in 2016 and 2.62% in 2017, and as low as 1.37% in 2016 and 2.31% in 2017. Although the yield curve is still relatively flat, the slightly higher slope in the curve allowed for security reinvestment during the first quarter of 2017 at slightly higher rates but management was not able to increase loan rates to improve yield. The non-recurring sub-agency amortization of $1,681,000 during 2016 negatively affected security yield resulting in artificially low yields during 2016 and higher yields during 2017. With higher long-term rates in 2017 and the likelihood of further Fed rate increases, the Corporation’s asset yield is projected to increase throughout 2017.

While it is becoming increasingly difficult to achieve savings on the Corporation’s overall cost of funds, management was able to selectively reprice time deposits and borrowings to lower levels during the first quarter of 2017 resulting in savings on these instruments. Generally, it was longer-term CDs repricing at lower rates that helped to achieve interest expense savings on deposits. It is anticipated that interest rates on interest bearing core deposits will need to be increased during the remainder of 2017 if the Federal Reserve does act to raise interest rates. Management selectively repriced some CD rates higher after the March Fed increase. Borrowing costs, and the wholesale borrowing curves that they are based on, generally follow the direction and slope of the U.S. Treasury curve. However, these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation was able to refinance some borrowings at lower rates in 2016 but it will be difficult to do this going forward as rates are higher now and most borrowings are already at lower interest rates relative to their term.

Management currently anticipates that the overnight interest rate and Prime rate will remain at the current levels until June of 2017 with the possibility of at least one 0.25% rate increase by mid-year and another 0.25% increase before year-end. It is likely that mid and long-term U.S. Treasury rates will increase throughout 2017 in anticipation of additional Federal Reserve rate movements. This would allow management to achieve higher earnings on assets if the opportunity for higher yielding securities and the ability to price new loans at higher market rates occurred. However, it is also possible that even after Federal Reserve rate increases the yield curve could flatten, making it more difficult for management to lend out or reinvest at higher interest rates out further on the yield curve. Additionally, Federal Reserve rate increases would continue to affect the repricing of the Corporation’s liabilities. Management would expect to have to increase deposit rates further to remain competitive in the market and maturing borrowings would likely begin to reprice to higher rates.

The Corporation has benefited from a gradual increase in the amount of variable rate loans. Over 35% of the Corporation’s loans are variable rate, which would reprice to a higher rate based on the Prime rate with any Federal Reserve increase. Higher amounts of variable rate loans would help in the event of a flatter yield curve, but would likely not be sufficient alone to offset higher funding costs if short-term rates were to increase materially and deposit rates had to be increased.

The Corporation’s margin was 3.41% for the first quarter of 2017, a 32 basis-point increase from the 3.09% for the first quarter of 2016. The margin increase for the quarter-to-date period was partially due to non-recurring accelerated amortization on U.S. Sub-Agency bonds during the first quarter of 2016 that reduced interest income on securities. Without this event, NIM would have been 3.28% (Non-GAAP) for the first quarter of 2016. Aside from the non-recurring amortization, the Corporation’s NIM improvement was primarily due to higher balances of earning assets at similar or slightly better yields compared to the prior year’s quarter as well as lower costs on interest-bearing liabilities.

Although loan growth is occurring, it has been a challenge to increase loan pricing to the point where it is contributing to an increase in overall asset yield. As cost of funds savings become harder to achieve, the only way to materially increase net interest margin going forward will be through increases in asset yield. Any significant improvement in asset yields would be dependent on either additional Prime rate increases or on mid-term and longer-term market interest rates increasing. This would assist with increased loan pricing and higher securities yields because of reduced amortization and higher yields being available at the time of purchase.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As shown in the table that follows, interest income, on an FTE basis increased by $1,191,000, or 16.1%, for the three months ended March 31, 2017, compared to the same period in 2016. Interest expense decreased by $109,000, or 13.4%, for the three-month period when comparing both years, resulting in a $1,300,000, or 19.7% increase in net interest income on an FTE basis for both periods.

The following table shows a more detailed comparative analysis of net interest income on an FTE basis for the three-month period ended March 31, 2017. It is shown with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities. Additionally, the analysis provides the net interest spread and the net yield on interest earning assets. The net interest spread is the difference between the yield on interest earning assets and the interest rate paid on interest bearing liabilities. The net interest spread has the deficiency of not giving credit for the non-interest bearing funds and capital used to fund a portion of the total interest earning assets. For this reason, Management emphasizes the net yield on interest earning assets, also referred to as the net interest margin (NIM). The NIM is calculated by dividing net interest income on an FTE basis into total average interest earning assets. The NIM is generally the benchmark used by analysts to measure how efficiently a bank generates NII.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended March 31,
	2017			2016
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	23,387	54	0.92	19,127	26	0.55

Securities available for sale:
Taxable	191,403	913	1.91	192,712	496	1.03
Tax-exempt	130,175	1,672	5.14	102,371	1,299	5.08
Total securities (d)	321,578	2,585	3.22	295,083	1,795	2.43

Loans (a)	575,169	5,886	4.09	534,226	5,517	4.14

Regulatory stock	5,445	63	4.63	4,644	59	5.08

Total interest earning assets	925,579	8,588	3.72	853,080	7,397	3.47

Non-interest earning assets (d)	59,724			59,950

Total assets	985,303			913,030

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	203,064	73	0.15	176,288	65	0.15
Savings deposits	181,189	23	0.05	153,203	20	0.05
Time deposits	160,040	371	0.94	175,065	461	1.06
Borrowed funds	73,879	235	1.29	78,531	265	1.36
Total interest bearing liabilities	618,172	702	0.46	583,087	811	0.56

Non-interest bearing liabilities:

Demand deposits	269,617			231,048
Other	2,626			2,920

Total liabilities	890,415			817,055

Stockholders' equity	94,888			95,975

Total liabilities & stockholders' equity	985,303			913,030

Net interest income (FTE)		7,886			6,586

Net interest spread (b)			3.26			2.91
Effect of non-interest
bearing deposits			0.15			0.18
Net yield on interest earning assets (c)			3.41			3.09

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $1,012,000 as of March 31, 2017, and $728,000 as of March 31, 2016.  Such fees and costs recognized through income and included in the interest amounts totaled ($108,000) in 2017, and ($75,000) in 2016.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s interest income increased and interest expense decreased for the quarter-to-date period in 2017 compared to 2016 resulting in a higher NIM of 3.41% for the first quarter of 2017, compared to 3.09% for the first quarter of 2016. The yield earned on assets increased by 25 basis points for the quarter while the rate paid on liabilities dropped 10 basis points. Management does anticipate further improvements in NIM during the remainder of 2017 with higher short-term rates and the possibility of further Fed rate increases. Loan yields were at historically low levels during 2016 and in the first three months of 2017 due to the extended low-rate environment as well as extremely competitive pricing for the loan opportunities in the market. It is anticipated that these yields will improve slightly throughout the remainder of 2017 as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. The Corporation’s loan yield decreased five basis points in the first quarter of 2017 compared to the first quarter of 2016. Despite the lower yields, the growth in the loan portfolio resulted in fully tax equivalent interest income on loans increasing by $369,000, or 6.7%, for the three months ended March 31, 2017, compared to the same period in 2016.

Loan pricing was a challenge in 2016, and continues to be in 2017 as a result of intense competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate or below. The Prime rate is generally lower than typical fixed-rate business and commercial loans, which typically range between 4.50% and 6.50%, depending on term and credit risk. Management is able to price loan customers with higher levels of credit risk at Prime plus pricing, such as Prime plus 0.75%, currently 4.75%. However, there are relatively few of these higher rate loans in the commercial and agricultural portfolios due to the strong credit quality of the Corporation’s borrowers. These rates are actually above some shorter-term commercial fixed rates, which are still around 4.00%. Competition in the immediate market area is keeping commercial and agricultural lending rates below 4.00% for the better loan credits. This current market environment is preventing the Corporation from gaining yield on fixed rate commercial and agricultural loans. The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Earnings and yields on the Corporation’s securities increased by 79 basis points for the three months ended March 31, 2017, compared to the same period in 2016. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. The Corporation’s taxable securities experienced an 88 basis-point increase in yield for the three months ended March 31, 2017, compared to the same period in 2016. This was largely due to accelerated amortization that caused significantly lower interest income for the first three months of 2016. Additionally, some security reinvestment in the first quarter of 2017 has been occurring at higher rates and regular amortization has been lower due to the slightly higher interest rate environment. These variables have caused taxable security yields to increase significantly. The yield on tax-exempt securities increased by six basis points for the first quarter of 2017, compared to the same period in 2016. As the 10-year U.S. Treasury rates increased, the spreads available on these securities increased, resulting in higher yields. Management was also selling out of lower yielding municipal bonds in an effort to improve overall municipal bond yield.

Prior to 2017, with short-term rates extremely low and with small rate differences for longer-term deposits, the consumer generally elected to stay short and maintain funds in accessible deposit instruments. During the first quarter of 2017, with higher short-term rates but still low longer-term rates, the customer still prefers keeping balances in both non-interest and interest bearing checking products and savings accounts. In addition to the consumer staying liquid with their available funds, there has been a general trend of funds flowing from time deposit accounts into both non-interest checking, NOW and savings accounts. The average balance of the Corporation’s interest bearing liabilities increased during the three months ended March 31, 2017. The average balance of time deposits declined during this period compared to 2016, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits, causing total interest bearing funds to increase. However, with more of the interest bearing funds in the form of NOW, MMDA, and savings accounts the average interest rate paid on these instruments is significantly less than what is paid on time deposits, resulting in less interest expense.

Interest expense on deposits declined by $79,000, or 14.5%, for the three months ended March 31, 2017, compared to the same period in 2016. Demand and savings deposits reprice in entirety whenever the offering rates are changed. This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels. For the first quarter of 2017, the average balances of interest bearing demand deposits increased by $26.8 million, or 15.2%, over the same period in 2016, while the average balance of savings accounts increased by $28.0 million, or 18.3%. This increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2017 compared to 2016.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During the three months ended March 31, 2017, time deposit balances decreased compared to balances at March 31, 2016. The decrease can be attributed to the lowest rates paid historically on time deposits, which has caused the differential between time deposit rates and rates on non-maturity deposits to be minimal. As a result, customers have elected to keep more of their funds in non-maturity deposits and less funds in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a lower cost and more balanced deposit funding position. The Corporation was able to reduce interest expense on time deposits by $90,000, or 19.5%, for the first quarter of 2017, compared to the same period in 2016. Average balances of time deposits decreased by $15.0 million, or 8.6%, for the three months ended March 31, 2017, compared to the same period in 2016. The average annualized interest rate paid on time deposits decreased by 12 basis points for the three-month period when comparing both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. Average short-term advances of $15,139,000 were utilized in the three months ended March 31, 2017, while average short-term advances of $12,755,000 were utilized in the three months ended March 31, 2016. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. Average total borrowings decreased by $4.7 million, or 5.9%, for the three months ended March 31, 2017, compared to the same period in 2016. Interest expense on borrowed funds was $30,000, or 11.3% lower, for the three-month period when comparing 2017 to 2016, as a result of management refinancing maturing long-term advances to lower rates.

For the quarter ended March 31, 2017, the net interest spread increased 35 basis points to 3.26%, from 2.91% for the first quarter of 2016. The effect of non-interest bearing funds dropped three basis points for the three-month period compared to the same period in the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between non-interest bearing funds and interest bearing liabilities. For example, if an interest checking account with $10,000 earns 1%, the benefit for $10,000 of non-interest bearing deposits is equivalent to $100; but if the interest-checking rate is reduced to 0.20%, then the benefit of the non-interest bearing funds is only $20. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses (ALLL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ALLL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a provision expense of $90,000 for the three months ended March 31, 2017, compared to a credit provision of $50,000 for the three months ended March 31, 2016. The analysis of the ALLL takes into consideration, among other things, the following factors:

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

During the first three months of 2017, due to higher levels of classified loans, the Corporation recorded a provision expense of $90,000 to bring the allowance to requisite levels. Management closely tracks delinquent, non-performing, and classified loans as a percentage of capital and of the loan portfolio.

As of March 31, 2017, total delinquencies represented 0.43% of total loans, compared to 0.45% as of March 31, 2016. These ratios are extremely low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The prolonged economic downturn, including devaluation of residential and commercial real estate, had stressed these ratios in past periods and the addition of a commercial loan relationship in the first quarter of 2017 has caused an increase in these levels. The delinquency and classified loan information is utilized in the quarterly ALLL calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. The level of actual charge-offs relative to the amount of recoveries can also have a significant impact on the provision. Management had recoveries that exceeded charge-offs by $20,000 in the first three months of 2017.

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

In the first three months of 2017, qualitative factors were adjusted based on current information regarding delinquency, economic conditions, and other factors. Changes in qualitative factors were unchanged for three loan pools, while they increased for four pools and declined for two. Adjustments to the qualitative factors were minor in nature with most changes being only five basis points of adjustment, the lowest amount of adjustment that management will make. The four pools that were increased involved consumer real estate and consumer unsecured pools with the real estate being residential mortgage lending and home equity loan pools and the consumer unsecured being personal loans and credit lines, which have very small relative balances. All the changes were due to changes in the trending of those pools including balances, concentrations of credit and the personnel that handle those loans.

Management also monitors the allowance as a percentage of total loans. The percentage of the allowance to total loans has increased since March 31, 2016 and December 31, 2016, and remains comparable with the peer group. As of March 31, 2017, the allowance as a percentage of total loans was 1.34%, up from 1.32% at December 31, 2016, and 1.29% at March 31, 2016. Management continues to evaluate the allowance for loan losses in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the allowance for loan losses is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Other Income

Other income for the first quarter of 2017 was $2,412,000, a decrease of $239,000, or 9.0%, compared to the $2,651,000 earned during the first quarter of 2016. The following table details the categories that comprise other income.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016
	$	$	$	%

Trust and investment services	482	387	95	24.5
Service charges on deposit accounts	287	262	25	9.5
Other service charges and fees	275	216	59	27.3
Commissions	547	515	32	6.2
Gains on securities transactions, net	140	728	(588)	(80.8)
Gains on sale of mortgages	355	155	200	129.0
Earnings on bank owned life insurance	173	194	(21)	(10.8)
Other miscellaneous income	153	194	(41)	(21.1)

Total other income	2,412	2,651	(239)	(9.0)

Trust and investment services income increased $95,000, or 24.5%, for the three months ended March 31, 2017, compared to the same period last year. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the first quarter of 2017, traditional trust income increased by $95,000, or 37.4%, while income from alternative investments did not change, compared to the first quarter of 2016. Trust income was up as a result of both higher fees and higher valuations for trust assets under management. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, small business planning, and personal investment services in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts increased by $25,000, or 9.5%, for the three months ended March 31, 2017, compared to the same period in 2016. Overdraft service charges are the largest component of this category and comprised approximately 80% of the total deposit service charges for the three months ended March 31, 2017. Total overdraft fees increased by $25,000, or 12.1%, for the three months ended March 31, 2017, compared to the same period in 2016. Management attributes higher overdraft fee income primarily to the growth in deposit accounts and new customers. No changes to Bank fees or policies have occurred. Most of the other service charge areas showed minimal increases or decreases from the prior year.

Other service charges and fees increased by $59,000, or 27.3%, for the three months ended March 31, 2017, compared to the same period in 2016. The quarterly increase is primarily due to an increase in loan administration fees that were higher by $46,000, or 78.3%, for the three-month period ended March 31, 2017, compared to the same period in the prior year. A significant increase in mortgage volume is being generated through the mortgage expansion and was the primary reason for these increased fees. Fees for 30-year mortgage originations increased by $6,000, or 13.0%, for the three months ended March 31, 2017, compared to the same period in 2016. The other service charges and fees area is expected to continue to grow at a faster pace than other elements of the Corporation’s fees but the percentage increase will decline going forward. The large increase in this area was primarily a function of mortgage activity being strong in the first three months of 2017, compared to a weaker prior year’s period. As mortgage volume numbers increase, the percentage increases will decline. Various other fee income categories increased or decreased to lesser degrees making up the remainder of the variance compared to the prior year.

Commissions increased by $32,000, or 6.2%, for the three months ended March 31, 2017, compared to the same period in 2016. This was primarily caused by debit card interchange income, which increased by $30,000, or 6.7%, for the three months ended March 31, 2017, compared to the same period in 2016. The interchange income is a direct result of the volume of debit card transactions processed and this income increases as customer accounts increase or as customers utilize their debit cards to a higher degree.

For the three months ended March 31, 2017, $140,000 of gains on securities transactions were recorded compared to $728,000 for the same period in 2016, a decrease of $588,000, or 80.8%. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses recorded by the Corporation depend heavily on market pricing and the volume of security sales. Generally, the lower U.S. Treasury yields go, the more management will be motivated to pursue taking gains from the sale of securities. However, these market opportunities are evaluated subject to the Corporation’s other asset liability measurements and goals. The gains the Corporation was able to generate in the first quarter of 2016 were much higher primarily due to the low interest rate environment resulting in opportunities to sell securities to generate gains and reposition assets to support the financial performance of the Corporation. Interest rates began to rise beginning in the fourth quarter of 2016, resulting in fewer gains taken in the first quarter of 2017.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Gains on the sale of mortgages were $355,000 for the three-month period ended March 31, 2017, compared to $155,000 for the same period in 2016, a $200,000, or 129.0% increase. Secondary mortgage financing activity drives the gains on the sale of mortgages, and the activity in the first three months of 2017 was at increased levels due to the focus on the mortgage area as well as low mortgage rates resulting in higher margins on the loans that were sold. Management anticipates that gains should continue at these higher levels throughout 2017 with the continued increased focus to grow the Corporation’s mortgage origination activity and the current low level of market interest rates.

For the three months ended March 31, 2017, earnings on bank-owned life insurance (BOLI) decreased by $21,000, or 10.8%, compared to the same period in 2016. The decrease was primarily due to declining performance on the grandfathered directors’ life insurance policies, which were initiated prior to 1995 in connection with a previous Directors Deferred Compensation Plan. These director-related policies are not generating as much income due to the age of the directors and structure of the policies. The lower levels of return on these policies will likely continue throughout the remainder of 2017. The amount of BOLI income is generally dependent upon the actual return of the policies, the insurance cost components, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses.

The miscellaneous income category decreased by $41,000, or 21.1%, for the three months ended March 31, 2017, compared to the same period in 2016. Decreases in the provision for off balance sheet credit losses were recorded through miscellaneous income in years prior to 2017. Beginning in 2017, any increases or decreases to this provision are recorded in miscellaneous expense. In the first quarter of 2016, $89,000 was recorded in miscellaneous income reflecting a reduction in the provision for off balance sheet credit losses. Partially offsetting this decrease, net mortgage servicing income increased by $39,000 in the first quarter of 2017 compared to the prior year due to higher volume of mortgages sold on the secondary market.

Operating Expenses

Operating expenses for the first quarter of 2017 were $7,518,000, an increase of $1,036,000, or 16.0%, compared to the $6,482,000 for the first quarter of 2016. The following table provides details of the Corporation’s operating expenses for the three-month period ended March 31, 2017, compared to the same period in 2016.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016
	$	$	$	%
Salaries and employee benefits	4,719	3,971	748	18.8
Occupancy expenses	599	514	85	16.5
Equipment expenses	282	263	19	7.2
Advertising & marketing expenses	237	135	102	75.6
Computer software & data processing expenses	530	420	110	26.2
Bank shares tax	215	227	(12)	(5.3)
Professional services	389	377	12	3.2
Other operating expenses	547	575	(28)	(4.9)
Total Operating Expenses	7,518	6,482	1,036	16.0

Salaries and employee benefits are the largest category of operating expenses. In the first quarter of 2017, they comprise 63% of the Corporation’s total operating expenses. For the three months ended March 31, 2017, salaries and benefits increased $748,000, or 18.8%, from the same period in 2016. Salaries increased by $508,000, or 17.6%, and employee benefits increased by $240,000, or 22.2%, for the three months ended March 31, 2017, compared to the same period in 2016. Salary and benefit expenses are growing because of the expansion of the branch network as well as the mortgage and commercial lending departments and other support positions within the bank. The Corporation opened a full-service office in Morgantown, PA in June of 2016 and a drive through/walk-up office in Georgetown, PA in September of 2016 as well as a temporary branch location in Strasburg, PA in February of 2017. The opening of these offices increased the Corporation’s branch network from ten branches to thirteen. Additional lenders and support staff have been added to cover this expanded market area.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Occupancy expenses increased $85,000, or 16.5%, for the three months ended March 31, 2017, compared to the same period in the prior year. Utilities costs increased by $32,000, or 20.8%, when comparing the three months ended March 31, 2017, to the same period in the prior year. Building repair and maintenance costs increased by $28,000, or 113.1%, for the three months ended March 31, 2017, compared to the same period in 2016. Lease expenses increased by $13,000, or 46.5% when comparing the first quarter of 2017 to the same quarter of 2016 primarily due to leases associated with new branch locations in 2016 and 2017. Other categories of occupancy expenses increased or decreased to lesser degrees making up the remainder of the variance.

Equipment expenses increased by $19,000, or 7.2%, for the three months ended March 31, 2017, compared to the same period in 2016. The increase was caused by higher expenses for equipment service contracts, which increased by $19,000, or 37.6%, for the three months ended March 31, 2017, compared to the same period in the prior year.

Advertising and marketing expenses increased by $102,000, or 75.6%, for the three months ended March 31, 2017, compared to the same period in 2016. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses increased by $112,000, or 209.4%, for the three months ended March 31, 2017, compared to the same period in the prior year. Public relations expenses decreased by $11,000, or 13.2%, for the three months ended March 31, 2017, compared to the same period in 2016. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is highly dependent upon the execution of those strategies.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Computer software and data processing expenses increased by $110,000, or 26.2%, for the first quarter of 2017, compared to the same period in 2016. Software-related expenses were up $85,000, or 37.6%, for the three months ended March 31, 2017, compared to the same period in the prior year, primarily as a result of increased amortization on existing software as well as maintenance agreements on new and existing software platforms to support the strategic initiatives of the Corporation. Additionally, service fees to support the ATM network increased by $24,000, or 12.5%, for the first quarter of 2017 compared to the same quarter in the prior year primarily as a result of a larger branch and cardholder base.

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes. For the three months ended March 31, 2017, the Corporation recorded Federal income tax expense of $257,000, compared to tax expense of $382,000 for the three months ended March 31, 2016. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and BOLI income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate. The effective tax rate is calculated by dividing the Corporation’s provision for Federal income taxes on the Consolidated Statements of Income by the income before income taxes for the applicable period.

The effective tax rate for the Corporation was 12.3% for the three months ended March 31, 2017, compared to 16.7% for the same period in 2016. The Corporation’s effective tax rate has historically been maintained at low levels primarily due to a relatively high level of tax-free municipal bonds held in the securities portfolio. The fluctuation of the effective tax rate will occur as a result of total tax-free revenue as a percentage of total revenue.

The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation’s Holding Company has very limited taxable corporate net income activities. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is subject to Pennsylvania Bank Shares Tax. Like Federal Corporate income tax, the Pennsylvania Bank Shares Tax is a significant expense for the Corporation, amounting to $215,000 in the first quarter of 2017, compared to $227,000 for the same period in 2016. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair value. As of March 31, 2017, the Corporation had $315.2 million of securities available for sale, which accounted for 31.3% of assets, compared to 31.3% as of December 31, 2016, and 31.1% as of March 31, 2016. Based on ending balances, the securities portfolio increased 9.7% from March 31, 2016, and 2.3% from December 31, 2016.

The securities portfolio was showing a net unrealized loss of $6,908,000 as of March 31, 2017, compared to an unrealized loss of $7,401,000 as of December 31, 2016, and an unrealized gain of $481,000 as of March 31, 2016. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates. The 10-year U.S. Treasury yield was 1.78% as of March 31, 2016, 2.45% as of December 31, 2016, and 2.40% as of March 31, 2017. The higher Treasury rates have caused a decline in market valuation, which has resulted in the unrealized losses recorded at December 31, 2016 and March 31, 2017, compared to an unrealized gain at March 31, 2016.

The table below summarizes the Corporation’s cost, unrealized gain or loss position, and fair value for each sector of the securities available for sale portfolio for the periods ended March 31, 2017, December 31, 2016, and March 31, 2016.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
March 31, 2017
U.S. government agencies	33,119	(847)	32,272
U.S. agency mortgage-backed securities	59,782	(915)	58,867
U.S. agency collateralized mortgage obligations	43,437	(681)	42,756
Corporate bonds	53,046	(626)	52,420
Obligations of states and political subdivisions	127,183	(3,890)	123,293
Total debt securities	316,567	(6,959)	309,608
Marketable equity securities	5,517	51	5,568
Total securities available for sale	322,084	(6,908)	315,176

December 31, 2016
U.S. government agencies	33,124	(863)	32,261
U.S. agency mortgage-backed securities	56,826	(957)	55,869
U.S. agency collateralized mortgage obligations	38,737	(801)	37,936
Corporate bonds	52,928	(837)	52,091
Obligations of states and political subdivisions	128,428	(3,998)	124,430
Total debt securities	310,043	(7,456)	302,587
Marketable equity securities	5,469	55	5,524
Total securities available for sale	315,512	(7,401)	308,111

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

Interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income securities portfolio. There are also a number of other market factors that impact bond prices. In terms of the likelihood of interest rate changes, it is possible the Federal Reserve may act to increase rates one or multiple more times during 2017. During 2016, there was increased foreign market turmoil with several major European countries experiencing negative yields for mid and longer term notes. This resulted in foreign investors seeking U.S. Treasury debt as a safe haven and drove U.S. Treasury yields to new record lows early in the third quarter of 2016. Treasury rates increased significantly during the third and fourth quarters of 2016 but have recently settled and decreased slightly. This makes it more likely that U.S. Treasury rates could experience an increase going forward. Beyond interest rate movements, there are also a number of other factors that influence bond pricing including regulatory changes, financial performance of issuers, changes to credit rating or insurers of bonds, changes in market perception of certain classes of securities, and many more. Management monitors the changes in interest rates and other market influences to assist in management of the securities portfolio.

Any material increase in market interest rates would have a negative impact on the Corporation’s debt securities. The impact will vary according to the length and structure of each sector. The Federal Reserve increased the Fed funds rate by 25 basis points in December of 2015, December of 2016, and March of 2017 with the likelihood of one or two more increases in the remainder of 2017. While management is planning for mid-term and long-term interest rates to increase throughout the remainder of 2017, it is possible they would not increase to the same magnitude that short-term rates will increase resulting in an even flatter yield curve. The municipal bond sector is the largest of the portfolio and, as a result, management will closely monitor the 10-year U.S. Treasury yield due to its impact on these securities. The other sectors of the portfolio have shorter lives and duration and would be more influenced by the 2-year and 5-year U.S. Treasury rates. It is anticipated that the current unrealized losses could grow if market rates do increase during the remainder of the year, either in anticipation of a Federal Reserve rate move, or after the next rate move.

Management had been reducing portfolio effective duration steadily since the end of 2013, with levels hitting most recent lows on June 30, 2016. Effective duration is a measurement of the length of the securities portfolio with a higher level indicating more length and more exposure to an increase in interest rates. The securities portfolio base case effective duration was as low as 2.8 as of June 30, 2016. Since then it has increased to 4.1 as of March 31, 2017. Duration is expected to remain stable or decline slightly throughout the remainder of 2017. It will be more difficult to reduce duration materially in 2017 since management has increased the percentage of municipal holdings in the portfolio. While the percentage of longer duration municipal bonds has grown, the types of new municipal bond instruments being purchased generally have better rates-up performance than those municipal bonds being sold. Therefore, the same duration can be maintained despite a higher element of municipal securities. Management also continues to utilize lower duration corporate bonds to offset the duration of the longer municipal bonds.

Management’s actions to maintain reasonable effective duration of the securities portfolio are part of a broader asset liability plan to continually work to mitigate future interest rate risk and fair value risk to the Corporation. Part of that strategy is to retain higher levels of cash and cash equivalents to increase liquidity and provide an immediate hedge against higher interest rates and fair value risk. However, despite taking actions to mitigate the Corporation’s future risk, these risks are inherent to the banking model. Unrealized gains and losses on securities will vary significantly according to market forces. Management’s focus will continue to be on the long-term performance of these securities. While management has and will continue to take gains from the portfolio when opportunities exist, the broader securities strategy remains to buy and hold debt securities until maturity. Because market interest rates were generally rising since the third quarter of 2016, gains from the sales of securities did decline significantly.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book value of $5.3 million. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price. The Corporation also has a small portfolio of bank stocks with a book value of $244,000 and fair market value of $295,000 as of March 31, 2017. The equity holdings make up 1.8% of the Corporation’s securities available for sale.

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

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending
	March 31, 2017		December 31, 2016		March 31, 2016
	$	%	$	%	$	%

U.S. government agencies	32,272	10.2	32,261	10.5	21,688	7.6
U.S. agency mortgage-backed securities	58,867	18.7	55,869	18.1	50,352	17.5
U.S. agency collateralized mortgage obligations	42,756	13.6	37,936	12.3	44,077	15.3
Corporate debt securities	52,420	16.6	52,091	16.9	61,815	21.5
Obligations of states and political subdivisions	123,293	39.1	124,430	40.4	103,598	36.1
Equity securities	5,568	1.8	5,524	1.8	5,740	2.0

Total securities	315,176	100.0	308,111	100.0	287,270	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	credit risk of each instrument and risk-based capital considerations
•	Federal income tax considerations with regard to obligations of states and political subdivisions.

Since March of 2016, the most significant change occurring within the Corporation’s securities portfolio was an increase in U.S. government agency securities, U.S. agency mortgage-backed securities (MBS), and obligations of states and political subdivisions with a partially offsetting decrease in corporate debt securities.

The Corporation’s U.S. government agency sector increased by $10.6 million, or 48.8%, since March 31, 2016, with the weighting increased from 7.6% of the portfolio to 10.2%. In the past, management’s goal was to maintain agency securities at approximately 15% of the securities portfolio. In the current rate environment, management is comfortable maintaining agencies at a level of 10-12% of the portfolio. This sector is also important in maintaining adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as a foundational portion of the portfolio.

The Corporation’s U.S. agency MBS and CMO sectors have increased in total since March 31, 2016, and the weightings have changed with more MBS and fewer CMOs as of March 31, 2017, compared to March 31, 2016. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS and CMO securities is reasonably stable and as a group is significant, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities.

As of March 31, 2017, the fair value of the Corporation’s corporate bonds decreased by $9.4 million, or 15.2%, from balances at March 31, 2016. This decrease was primarily caused by the CoBank regulatory call that occurred on April 15, 2016, and AgriBank regulatory call that occurred on July 15, 2016. These sub-U.S. Agency bonds were classified as corporate securities due to their ratings and lower credit position relative to the primary U.S Agencies. The combined impact of these calls was a $12.9 million reduction in book value of these bonds since March 31, 2016. As of March 31, 2017, all CoBank and AgriBank bonds were called with no sub-U.S. Agency bonds remaining in the Corporation’s securities portfolio.

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

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. In the prolonged period of historically low interest rates, the municipal bond sector has far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. Due to purchases, the fair market value of municipal holdings has increased by $19.7 million, or 19.0%, from March 31, 2016 to March 31, 2017. Municipal bonds represented 39.1% of the securities portfolio as of March 31, 2017, compared to 36.1% as of March 31, 2016. The Corporation’s investment policy limits municipal holdings to 125% of Tier 2 capital. As of March 31, 2017, municipal holdings amounted to 113% of Tier 2 capital.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

By policy, management is to identify and recommend whether to hold or sell securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase, or below investment grade. Management monitors the security ratings on a monthly basis and reviews quarterly with the Board of Directors. Management, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines or below investment grade based on the expectation of recovery of market value or improved performance. At this time management has elected, and the Board has approved, holding all securities that have fallen below initial policy guidelines. As of March 31, 2017, no securities have fallen below investment grade.

As of March 31, 2017, twenty-five of the thirty corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 98.6% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of March 31, 2017, all but four of the corporate bonds had at least one A3 or A- rating by one of the two predominate credit rating services, Moody’s and S&P. The four unrelated corporate bonds, with a total book value of $8.8 million, did not have an A3 or A- rating as of March 31, 2017. These bonds were both rated Moody’s Baa1 and S&P BBB+, which are two levels above the minimum required to be considered investment grade. Management conducts ongoing monitoring of these bonds and has chosen to continue to hold these bonds with Board approval. In addition, there are eight corporate bond instruments that have split ratings with the highest rating within the Corporation’s initial purchase policy guidelines and the lower rating outside of management guidelines, but all are still investment grade. The eight bonds have a book value of $13.4 million with a $150,000 unrealized loss as of March 31, 2017. Management conducts ongoing monitoring of these bonds with the Board approving holding these securities on a quarterly basis. Currently, there are no indications that any of these bonds would discontinue contractual payments.

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of March 31, 2017, no municipal bonds carried a credit rating under these levels.

As a result of the fallout of the financial crisis, the major rating services have tightened their credit underwriting standards and are quicker to downgrade municipalities when financial conditions deteriorate. Additionally, the prolonged weak economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. As a result of this environment, management utilizes several municipal surveillance reports and engages a third party to perform enhanced municipal credit evaluation. Management will typically sell municipal securities if negative trends in financial performance are found and/or ratings have declined to levels deemed unacceptable. As a result of the above monitoring and actions taken to proactively sell weaker municipal credits, the Corporation’s entire municipal bond portfolio consists of investment grade credits.

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

Loans

Net loans outstanding increased by 5.1%, to $565.2 million at March 31, 2017, from $537.7 million at March 31, 2016. Net loans increased by 0.2% from December 31, 2016 to March 31, 2017. The following table shows the composition of the loan portfolio as of March 31, 2017, December 31, 2016, and March 31, 2016.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	March 31,		December 31,		March 31,
	2017		2016		2016
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	86,008	15.0	86,434	15.2	88,997	16.4
Agriculture mortgages	158,190	27.7	163,753	28.7	165,211	30.4
Construction	20,381	3.6	24,880	4.4	21,354	3.9
Total commercial real estate	264,579	46.3	275,067	48.3	275,562	50.7

Consumer real estate (a)
1-4 family residential mortgages	157,509	27.5	150,253	26.3	136,307	25.0
Home equity loans	11,287	2.0	10,391	1.8	10,423	1.9
Home equity lines of credit	54,944	9.6	53,127	9.3	40,571	7.5
Total consumer real estate	223,740	39.1	213,771	37.4	187,301	34.4

Commercial and industrial
Commercial and industrial	43,890	7.7	42,471	7.4	40,431	7.4
Tax-free loans	14,089	2.5	13,091	2.3	18,929	3.5
Agriculture loans	20,773	3.6	21,630	3.8	18,087	3.3
Total commercial and industrial	78,752	13.8	77,192	13.5	77,447	14.2

Consumer	4,773	0.8	4,537	0.8	3,725	0.7

Total loans	571,844	100.0	570,567	100.0	544,035	100.0
Less:
Deferred loan fees (costs), net	(1,032)		(1,000)		(749)
Allowance for loan losses	7,672		7,562		7,040
Total net loans	565,204		564,005		537,744

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $73,161,000 as of March 31, 2017, $66,767,000 as of December 31, 2016, and $41,282,000 as of March 31, 2016.

There was significant growth in the loan portfolio since March 31, 2016, and limited growth since December 31, 2016. Commercial real estate loans saw a decline in balances with increases in consumer real estate loans more than offsetting this decrease. The categories of commercial and industrial and consumer loans remained fairly static across all three time frames. The biggest decline in the commercial real estate sector has been in agricultural mortgages which declined primarily as a result of increased competitive pressures. In the consumer real estate sector, 1-4 family residential mortgages increased due to the expansion of the Corporation’s mortgage division and successful efforts to expand the product line and increase the sales force to capture a greater share of the local mortgage market. Home equity lines of credit have grown in response to the low interest rate environment encouraging customers to utilize variable rate consumer borrowings in conjunction with an attractive six-month introductory rate of 1.99%, which the Corporation has offered for all of 2016 and during the first quarter of 2017.

In terms of all loans secured by real estate, the total of all categories of real estate loans comprises 85.4% of total loans. At $264.6 million, commercial real estate is the largest category of the loan portfolio, consisting of 46.3% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans decreased from $275.6 million as of March 31, 2016, to $264.6 million as of March 31, 2017, an $11.0 million, or 4.0% decrease.

The decline in commercial real estate loans has primarily been in those secured by farmland as well as smaller declines in commercial mortgages and construction loans. Agricultural mortgages decreased from $165.2 million, or 59.9% of commercial real estate loans as of March 31, 2016, to $158.2 million, or 59.8% of commercial real estate loans as of March 31, 2017. Commercial mortgages decreased by $3.0 million, or 3.4%, from March 31, 2016 to March 31, 2017. Commercial construction loans decreased by $1.0 million, or 4.6%, from March 31, 2016 to March 31, 2017.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Consumer real estate loans make up 39.1% of the total loan portfolio with balances of $223.7 million. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 70.4% of total residential real estate loans and 27.5% of total loans. Traditional 10 to 20-year personal mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio. During 2016 and through the first quarter of 2017, the Corporation experienced significant increases in both portfolio and secondary market production. The volume of residential mortgage production since March 31, 2016, led to a 15.6% increase in 1-4 family residential mortgage balances with a significant shift from fixed rate loans to interim adjustable rate mortgages (ARMs), climbing from 17% of the residential loan portfolio as of March 31, 2016, to 30% at March 31, 2017. This shift in production has decreased the bank’s interest rate risk profile and this trend is expected to continue throughout 2017. Total personal residential mortgage balances increased by $21.2 million, or 15.6%, from March 31, 2016 to March 31, 2017, and $7.3 million, or 4.8%, from December 31, 2016 to March 31, 2017.

The Corporation generally only holds 10 to 20-year fixed rate mortgages or mortgages with an interim fixed rate period of 10 years or less (adjustable rate mortgages), and will sell any mortgage originated over a 20-year fixed rate term.  The majority of the fixed rate mortgages are sold with service retained.  In the first quarter of 2017, purchase money origination constituted 69% of the Corporation’s mortgage originations with construction-only and construction-permanent loans making up 35% of that.  The growth of the Corporation’s held-for-investment portfolio continued to be concentrated in its ARM products;  ARM balances were $4.1 million higher compared to December 31, 2016, while the fixed rate balances dropped by $2.1 million during the same time period for net growth of $2.0 million in the residential portfolio.   Similar in nature to 2016 trends, 70% of all ARMs booked were 7/1 ARMs, 24% were 5/1 ARMs, and 6% were 3/1 ARMs.  The ARM product is beneficial to the Corporation as it limits the interest rate risk to a much shorter time period.  The ARM loans have continued to grow rapidly as a percentage of the portfolio, amounting to over 36% of the total personal mortgages held by the Corporation as of March 31, 2017.  As of March 31, 2017, the Corporation had $46.6 million of ARMs held in the portfolio. Management expects internal mortgage loan production to continue to develop throughout the remainder of 2017 as the Corporation focuses on strategically growing this area of the portfolio.

Second mortgages and home equity loans, fixed or variable rate, make up the remainder of the Corporation’s residential real estate loans. Requests for fixed-rate home equity loans have been very light during this prolonged period of historically low rates, while home equity lines of credit, which float on the Prime rate, have been the preferred home equity financing. The growth of the Corporation’s home equity lines of credit accelerated during 2016 and in the first quarter of 2017 as a result of an attractive HomeLine product with a low introductory rate of 1.99% for six months. After that period, the home equity line would revert to Prime or Prime plus a margin depending on the strength of the borrower.

Fixed rate home equity loans have been stagnant as more customers borrow on variable rate lines of credit. The purposes of these loans can vary but for this analysis the loan type and form of lien and collateral govern the placement of these loans under home equity loans. Since March 31, 2016, the fixed rate home equity loans have increased by $0.9 million, or 8.3%, and are expected to remain stable or decline slightly throughout the remainder of 2017. Home equity lines of credit increased from $40.6 million on March 31, 2016, to $54.9 million on March 31, 2017, a $14.3 million, or 35.2% increase.

The Corporation continues to offer the low 1.99% six-month introductory rate on the HomeLine product and expects similar growth to occur throughout the remainder of 2017. This trend is likely to slow down if the Prime rate continues to increase over time. It is expected that when the Federal Reserve acts to increase the overnight rate again, and the Prime rate increases, the reaction will be that floating rate loans will become less attractive to borrowers who will act to protect themselves against further rate increases by converting to a fixed rate loan. Management anticipates moderate growth in the residential real estate area throughout the remainder of 2017 as longer term rates have remained lower than anticipated and management continues to add resources in an effort to further expand the mortgage department, which remains an area of strategic focus for the Corporation.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These commercial and industrial loans, referred to as C&I loans, are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The Corporation’s security position as to these loans can be further strengthened by obtaining the personal guarantees of the owners. This is a preferred approach to commercial accounts as it allows the Corporation to pursue assets of the owner in addition to assets of the commercial entity. Management can also obtain additional collateral by securing the inventory of the business. The portfolio of all types of C&I loans showed an increase of $1.3 million, or 1.7%, from March 31, 2016 to March 31, 2017. As of March 31, 2017, this category of commercial loans was made up of $43.9 million of C&I loans (outside of tax-free and agricultural loans), $14.1 million of tax-free loans, and $20.8 million of agriculture loans. In the case of the Corporation, all of the $14.1 million of tax-free loans are to local municipalities. C&I loans increased by $3.5 million, or 8.6%, tax-free loans decreased by $4.8 million, or 25.6%, and agriculture loans increased by $2.7 million, or 14.9%, from balances at March 31, 2016. The increase in tax-free loans occurred as a result of draws on tax-free loans to municipalities on loans originated in 2016.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The consumer loan portfolio increased to $4.8 million at March 31, 2017, from $3.7 million at March 31, 2016. Consumer loans made up 0.8% of total loans on March 31, 2017, and 0.7% of loans on March 31, 2016. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in the current weaker economic conditions is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2017	2016	2016
	$	$	$

Nonaccrual loans	835	721	337
Loans past due 90 days or more and still accruing	591	384	334
Troubled debt restructurings	—	—	—
Total non-performing loans	1,426	1,105	671
		—	—
Other real estate owned	—	—	—

Total non-performing assets	1,426	1,105	671

Non-performing assets to net loans	0.25%	0.20%	0.12%

The total balance of non-performing assets increased by $755,000, or 112.5%, from March 31, 2016 to March 31, 2017, and increased by $320,000, or 29.0%, from December 31, 2016 to March 31, 2017. The increases were primarily due to the addition of one commercial loan relationship to non-accrual loans that occurred in the second quarter of 2016, as well as a smaller addition to non-accrual loans that happened in the first quarter of 2017. The Corporation remains very low versus the peer group with a 0.25% non-performing asset ratio. There were no loans classified as a TDR as of March 31, 2017, December 31, 2016, or March 31, 2016. Management is monitoring delinquency trends and the level of non-performing loans closely in light of this trend and the potential impact of continued weak economic conditions. At this time, management believes that the potential for material losses related to non-performing loans is increasing with the level of non-performing and classified loans increasing from the lower levels experienced in 2016.

There was no other real estate owned (OREO) as of March 31, 2017, December 31, 2016, or March 31, 2016.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the three-month periods ended March 31, 2017 and March 31, 2016. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)
	Three Months Ended
	March 31,
	2017	2016
	$	$

Balance at January 1,	7,562	7,078
Loans charged off:
Real estate	—	—
Commercial and industrial	7	4
Consumer	4	12
Total charged off	11	16

Recoveries of loans previously charged off:
Real estate	20	10
Commercial and industrial	9	16
Consumer	2	2
Total recovered	31	28
Net loans recovered	(20)	(12)

Provision charged (credited) to operating expense	90	(50)

Balance at March 31,	7,672	7,040

Net charge-offs (recoveries) as a % of average total loans outstanding	0.00%	0.00%

Allowance at end of period as a % of total loans	1.34%	1.29%

Charge-offs for the three months ended March 31, 2017, were $11,000, compared to $16,000 for the same period in 2016. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first three months of 2017 and 2016, only small loans classified as commercial and industrial loans as well as several small consumer loans were charged off.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s level of classified loans on March 31, 2017, was up $7.5 million, or 53.6%, from the balance as of March 31, 2016. The Corporation’s total classified loans based on outstanding balances were $21.5 million as of March 31, 2017, $14.2 million as of December 31, 2016, and $14.0 million as of March 31, 2016. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. There was no specifically allocated allowance against the classified loans as of March 31, 2017, December 31, 2016, or March 31, 2016. However, the classified loans could require larger provision amounts due to a higher potential risk of loss, so as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation continues to experience very low net charge-off percentages due to strong credit practices. For the first three months of 2017 and 2016, there were more recoveries than charge-offs resulting in a net recovery position. Management continually monitors delinquencies, classified loans, and charge-off activity closely, and is not anticipating significant increases throughout the remainder of 2017. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

The allowance as a percentage of total loans was 1.34% as of March 31, 2017, 1.32% as of December 31, 2016, and 1.29% as of March 31, 2016. Management anticipates that the allowance percentage will remain fairly stable during the remainder of 2017, as the allowance balance is increased with additional provision expense to account for loan growth throughout the year. It is typical for the allowance for loan losses to contain a small amount of excess reserves. Management desires that the amount of excess reserve in the allowance for loan losses be maintained between 5% and 10%. The excess reserve stood at 7.6% as of March 31, 2017.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $2.4 million, or 11.2%, to $23.9 million as of March 31, 2017, from $21.5 million as of March 31, 2016. As of March 31, 2017, $389,000 was classified as construction in process compared to $189,000 as of March 31, 2016. Fixed assets were added as a result of the Corporation’s eleventh full-service branch office opened in Morgantown, PA and the limited-service location opened in Georgetown, PA, both in the third quarter of 2016, as well as the temporary location opened in Strasburg, PA, and the land purchased to build the permanent location also in Strasburg, PA both in the first quarter of 2017. Premises and equipment, specifically construction in process, will continue to grow during 2017 as construction proceeds on the Corporation’s new Strasburg, PA branch office.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $5.5 million of regulatory stock holdings as of March 31, 2017, consisted of $5.3 million of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding FHLB borrowings and mortgage activity. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $5.3 million on March 31, 2017, $5.2 million on December 31, 2016, and $4.5 million on March 31, 2016, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The FHLB of Pittsburgh has paid a quarterly dividend since the resumption of their dividend in the first quarter of 2012. In the first two quarters of 2016, FHLB dividend yield was 5.00% annualized on activity stock and 3.00% annualized on membership stock. The stock declarations made by FHLB of Pittsburgh in the third and fourth quarters of 2016 and the first quarter of 2017, is at a 5.00% annualized yield on activity stock and 2.00% annualized yield on membership stock. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. Management continues to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Deposits

The Corporation’s total ending deposits increased by $18.1 million, or 2.2%, and $85.9 million, or 11.5%, from December 31, 2016, and March 31, 2016, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity markets continued to lead customers to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since March 31, 2016, with the changes being a $44.2 million, or 18.1% increase in non-interest bearing demand deposit accounts, a $6.1 million, or 49.3% increase in interest bearing demand accounts, a $9.3 million, or 12.1% increase in NOW balances, a $10.8 million, or 12.3% increase in money market balances, and a $27.5 million, or 17.3% increase in savings account balances. Partially offsetting these increases, time deposits decreased by $10.2 million, or 6.3%, and brokered CDs decreased by $1.7 million, or 25.0%, from March 31, 2016, to March 31, 2017.

The significant growth across all categories of core deposit accounts is a direct result of the local market disruption caused by two large mergers, which impacted the three counties the Corporation primarily serves. The Corporation has gained many new customers as a result of being a long-standing safe community bank known for offering understandable financial products and services with lower fees. The prolonged historically low interest rates also continue to aid the Corporation in growing core deposits as a result of very little difference between the core deposit rates and short-term time deposit rates. Customers view demand deposit, money market and savings accounts as the safest, most convenient place to maintain funds for maximum flexibility. Management believes these deposit account types will continue to hold higher balances until short-term interest rates increase further.

The Deposits by Major Classification table, shown below, provides the balances of each category for March 31, 2017, December 31, 2016, and March 31, 2016.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2017	2016	2016
	$	$	$

Non-interest bearing demand	287,799	280,543	243,647
Interest bearing demand	18,614	20,108	12,467
NOW accounts	86,147	85,540	76,865
Money market deposit accounts	98,431	93,943	87,647
Savings accounts	186,686	175,753	159,213
Time deposits	152,728	156,381	162,929
Brokered time deposits	5,225	5,223	6,963
Total deposits	835,630	817,491	749,731

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of March 31, 2017, time deposit balances, excluding brokered deposits, had decreased $3.7 million, or 2.3%, and $10.2 million, or 6.3%, from December 31, 2016 and March 31, 2016, respectively. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas. Management anticipates that the recent declines in time deposits will likely continue until interest rates increase and cause more of a separation between longer-term rates and overnight rates.

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

Borrowings

Total borrowings were $73.6 million, $69.6 million, and $76.4 million as of March 31, 2017, December 31, 2016, and March 31, 2016, respectively. Of these amounts, $14.8 million, $8.3 million, and $11.5 million reflect short-term funds for March 31, 2017, December 31, 2016, and March 31, 2016, respectively. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $58.8 million as of March 31, 2017, $61.3 million as of December 31, 2016, and $64.9 million as of March 31, 2016. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances at March 31, 2017, December 31, 2016, and March 31, 2016. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances typically at rate savings. More recently, with interest rates rising, it is becoming increasingly difficult to fund new borrowings at rates lower than the maturing borrowings. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of March 31, 2017, the Corporation was significantly under this policy guideline at 7.3% of asset size with $73.6 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of March 31, 2017, the Corporation was significantly under this policy guideline at 76.3% of capital with $73.6 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings well within these policy guidelines throughout all of 2016 and through the first three months of 2017.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $347.2 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels. The Corporation, as well as the Bank, as the solely owned subsidiary of the Corporation, both maintain capital ratios well above those minimum levels and higher than the Bank’s national peer group average. The Bank falls under the FDIC’s Peer Group #3, FDIC insured commercial banks between $300 million and $1 billion of asset size. As of March 31, 2017, there were 1,219 commercial banks in this national peer group. The Bank was in the 57th percentile in tier I risk-based capital to risk weighted assets and in the 55th percentile in total risk-based capital to risk-weighted assets, based on the March 31, 2017 national Uniform Bank Performance Report (UBPR). The Bank’s tier I capital to risk-weighted assets stood at 14.0% compared to 14.2% for the peer group average. The Bank’s total capital to risk-weighted assets was 15.1% compared to the peer group average of 15.3%. The risk-weighted capital ratios are calculated by dividing capital by total risk-weighted assets. Regulatory guidelines determine the risk-weighted assets by assigning assets to specific risk-weighted categories. The calculation of tier I capital to risk-weighted average assets does not include an add-back to capital for the amount of the allowance for loan losses, thereby making this ratio lower than the total capital to risk-weighted assets ratio.

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of March 31, 2017	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	15.3%	8.0%	10.0%
Bank	15.1%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	14.2%	6.0%	8.0%
Bank	14.0%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	14.2%	4.5%	6.5%
Bank	14.0%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.3%	4.0%	5.0%
Bank	10.1%	4.0%	5.0%

As of December 31, 2016
Total Capital to Risk-Weighted Assets
Consolidated	15.2%	8.0%	10.0%
Bank	15.0%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	14.1%	6.0%	8.0%
Bank	13.9%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	14.1%	4.5%	6.5%
Bank	13.9%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	10.2%	4.0%	5.0%
Bank	10.1%	4.0%	5.0%

As of March 31, 2016
Total Capital to Risk-Weighted Assets
Consolidated	15.6%	8.0%	10.0%
Bank	15.5%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	14.5%	6.0%	8.0%
Bank	14.3%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	14.5%	4.5%	6.5%
Bank	14.3%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.6%	4.0%	5.0%
Bank	10.5%	4.0%	5.0%

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

The Corporation’s dividends per share for the three months ended March 31, 2017, were $0.28, 3.7% higher than the $0.27 per share dividend in the first quarter of 2016. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier I capital to average assets between 10.0% and 12.0%. The Corporation’s current tier I capital ratio is 10.2%. As a secondary measurement, the capital plan also targets a long-term dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, the Corporation’s goal is to maintain and target a payout ratio within this range. For the three months ended March 31, 2017, the payout ratio was 43.8%. Management’s goal is to maintain all regulatory capital ratios at current levels. Future dividend payout ratios are dependent on the future level of earnings and other factors that impact the level of capital.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of March 31, 2017, the Corporation showed an unrealized loss, net of tax, of $4,559,000, compared to an unrealized loss of $4,885,000 at December 31, 2016, and an unrealized gain of $318,000 as of March 31, 2016. These unrealized gains and losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. No impairment was recorded in the three months ended March 31, 2017, or in the same prior year period. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

March 31,
2017
$
Commitments to extend credit:
Revolving home equity	66,075
Construction loans	16,574
Real estate loans	43,072
Business loans	100,139
Consumer loans	1,177
Other	4,327
Standby letters of credit	10,231

Total	241,595

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The six-month and one-year cumulative maturity gap ratios were within corporate policy guidelines as of March 31, 2017, while the three-year and five-year cumulative gap ratios were slightly above policy guidelines. The three-year ratio was 131% as of March 31, 2017, compared to the upper guideline of 125%, and the five-year ratio was 135%, compared to the upper guideline of 115% indicating more assets maturing than liabilities. All of the gap ratios are comparable to the ratios as of December 31, 2016. Given the likelihood of higher rates in both the near and long term forecasts, the elevated gap ratios would be beneficial to the Corporation. Management believes the current gap ratios are appropriate and will continue to monitor all gap ratios to ensure proper positioning for future interest rate cycles.

Management has been maintaining higher levels of cash and cash equivalents to assist in offsetting the Corporation’s relatively long securities portfolio, which has helped to increase the gap ratios. The strategy of maintaining higher cash levels to improve gap ratios and act as an immediate hedge against liquidity risk and interest rate risk is expected to continue until the securities portfolio is materially shorter in duration. The Corporation’s securities portfolio measurements of duration and price volatility have been increasing for the last several quarters due to the natural extension of MBS and CMO securities as interest rates rise and the higher levels of long municipal securities held in the portfolio. Management’s goal is to slowly reduce portfolio duration by allowing the securities portfolio to decline when loan growth picks up. Simply slowing on new purchases and allowing the existing portfolio to age and mature will reduce duration. Management has also been maintaining a larger component of shorter corporate securities to offset the longer duration of the Corporation’s municipal bonds.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

It is likely that short term rates will increase further during the remainder of 2017, so management’s current position is to maintain high maturity gap percentages in preparation for higher rates and maintain them within guidelines. Higher gap ratios help the Corporation when interest rates do rise. The risk in maintaining high gap percentages is that, should interest rates not rise, management will have a higher amount of maturing assets that will reprice at lower rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which negatively impacts the Corporation’s interest income and margin. The risk of liabilities repricing at higher interest rates is increasing slightly in the present environment as the Corporation has begun to increase some deposit rates minimally. However, a large portion of the Corporation’s deposits are core deposits with little or no repricing expected to occur in the near future. The remainder of the Corporation’s maturing liabilities made up of time deposits and borrowings are generally repricing to slightly higher interest rates. The Corporation’s average cost of funds was 31 basis points as of March 31, 2017, which is an historic low. However, this cost of funds will likely begin to increase throughout the remainder of 2017. The average cost of funds includes the benefit of non-interest bearing demand deposit accounts. The Corporation’s cost of funds was 33 basis points as of December 31, 2016 and 39 basis points as of March 31, 2016. The cost of funds savings slowed during 2016 and in the first quarter of 2017 and appears to be reaching a neutral point. Therefore, higher levels of liabilities repricing now would be expected to begin to increase the cost of funds.

Deposits have not been very rate sensitive for a number of years as a result of the limited desirable rates available to the deposit customer. However, should market interest rates rise materially in the remainder of 2017, customer behavior patterns would change and deposits would be more rate sensitive with a portion potentially leaving the Corporation. The Corporation has experienced a steady growth in both non-interest bearing and interest bearing funds during this historically low interest rate environment and this trend continued throughout the first quarter of 2017. This trend can partially be attributed to the market disruption that occurred in 2016, and continues in 2017, as a result of recent large local bank mergers that greatly impacted the Corporation’s market area.

The performance of the equity markets also has a bearing on how much of the current deposits will remain at the Corporation. It is management’s observation that since the financial crisis, an element of the Corporation’s deposit customers has been reluctant to redeploy funds presently at banks back into the equity market. Investors have grown weary of the volatility of the equity markets. Negative events, primarily overseas, have caused multiple cycles of sharp equity declines followed by recoveries. With equity markets beginning to improve in 2017, there has been a resurgence of customers pulling funds from deposit accounts to reinvest in the equity markets. This trend could cause deposit growth to slow or decline throughout the remainder of 2017.

The Corporation’s current gap position is beneficial if rates increase, as maturing assets can be reinvested at higher interest rates. The Corporation’s significantly high overnight cash position is to counter the relatively light initial cash ladder of the securities portfolio and will allow the Corporation to immediately invest in higher yielding instruments when interest rates rise. The risk of carrying large cash balances and positioning for higher interest rates too early is in opportunity costs of forfeiting income on higher yielding securities. This would result in lower net interest income and margin. The Corporation’s net interest margin is improving from levels in the previous quarter, primarily as a result of the Federal Reserve rate increase in December of 2016. The second quarter margin should show improvement because of the Federal Reserve rate increase in March of 2017. Management’s future asset liability decisions will be dependent upon improvements in asset yield as well as the expected timing of further short-term rate increases. Management expects that the gap ratios will remain within or above the established guidelines throughout the remainder of 2017.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of March 31, 2017, the Corporation was within guidelines for all of the above measurements except the securities portfolio liquidity as a percentage of total assets. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 4% and 8% of total assets and as of March 31, 2017, these cash flows represented 3.7% of total assets, slightly under the lower guidelines. However, when factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 7.9% of total assets, well within the policy guideline of 6% - 10%.

It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management carried an average of close to $40 million of cash and cash equivalents on a daily basis throughout the first three months of 2017, with an ending balance of $59.3 million on March 31, 2017, and expects this will continue in the near future. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of March 31, 2017. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

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

Changes in Net Interest Income

The change in net interest income measures the amount of net interest income fluctuation that would be experienced over one year, assuming interest rates change immediately and remain the same for one year. This is considered to be a short-term view of interest rate risk. The analysis of changes in net interest income due to changes in interest rates is commonly referred to as interest rate sensitivity. The Corporation’s interest rate sensitivity analysis indicates that if interest rates were to go up immediately, the Corporation would realize more net interest income. This is due to the ability of the Corporation to immediately achieve higher interest earnings on interest-earning assets while having the ability to limit the amount of increase in interest-bearing liabilities based on the timing of deposit rate changes. This results in an increase in net interest income in the up-rate scenarios, but a decline in net interest income in the down-rate scenarios.

The first quarter 2017 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of March 31, 2017, the Corporation was well within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios show a positive impact to net interest income although significant improvements are not reflected until rates increase 200, 300, or 400 basis points. The increase in net interest income in the up-rate scenarios is largely due to the increase in variable rate loans that has occurred during the past several years and the higher cash balances held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates. Loans that are Prime-based will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase. Additionally, deposit rates may level off more when market rates increase by 300 or 400 basis points where variable loan rates will still increase by the same amount as the Prime rate. The increases in net interest income in the up-rate scenarios are slightly lower than the increases reflected at December 31, 2016, but are very similar to the increases shown as of September 30, 2016. It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities, which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario. However, even in the highly unlikely down-rate scenarios, the Corporation’s exposure to declining net interest income is still within policy guidelines.

Management’s primary focus remains on the most likely scenario of higher interest rates. For the rates-up 100 basis point scenario, net interest income increases minimally by 0.7% compared to the rates unchanged scenario. In the remaining rates-up scenarios, the net interest income increases more substantially reflecting the sizable amount of the Corporation’s interest-earning assets that reprice immediately by the full amount of the Fed increase versus the limited amount of deposit increases that management would approve on the Corporation’s interest-bearing deposits. The higher interest rates go, the greater the likelihood that the proportionality of the Corporation’s deposit rate changes decreases as a percentage of the Federal Reserve’s action. For the rates-up 200, 300, and 400 basis point scenarios, net interest income increases by 3.2%, 9.2%, and 15.8%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, -15%, and -20% for the rates up 100, 200, 300, and 400 basis point scenarios, respectively.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The positive impact of significantly higher rates is primarily due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the Corporation’s relatively high interest earning cash balances and that component of the loans and securities portfolios that reprice in less than one year. This more than offsets the increase in interest expense caused by repricing deposits and borrowings, where they are only repricing by a fraction of the rate change. The more aggressive rates-up scenarios also benefit from known historical experience of deposit rate increases lagging and a slowing in the pace of the actual rate increase as interest rates continue to rise. This allows management the ability to benefit from higher rates by controlling the amount of the increase on large amounts of liabilities that are repricing. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly during the remainder of 2017.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of March 31, 2017, the Corporation was within guidelines for all rate scenarios with all rates-up scenarios showing a benefit to net portfolio value. The trend over the past year has been lessening risk in the up-rate scenarios with increasing cash balances and core deposit balances with the current quarter showing a benefit in all up-rate scenarios. As of December 31, 2016, the net portfolio value was showing slight negative exposure in most up-rate scenarios. Reflecting a benefit to net portfolio value as of March 31, 2017 is an historical change for the Corporation since past analyses have generally showed more up-rate exposure. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet.

The results as of March 31, 2017, indicate that the Corporation’s net portfolio value would experience valuation gains of 6.3%, 6.5%, 5.4%, and 2.8%, in the rates-up 100, 200, 300, and 400 basis point scenarios. Management’s maximum permitted declines in net portfolio value by policy are -5% for rates-up 100 basis points, graduating up to -20% for rates-up 400 basis points. A valuation loss would indicate that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. While the down-rate scenarios that are modeled are unlikely, the analysis does show a valuation loss in the down-50 and down-100 basis point scenarios but both are within policy guidelines. The exposure to valuation changes could change going forward if the behavior of the Corporation’s deposits changes due to higher interest rates. Based on five past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, when short term interest rates do increase. The Corporation’s core deposits have been stable through a number of rate cycles.

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

Index

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2017, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

March 31, 2017

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. Management has not identified any new risk factors since the December 31, 2016 Form 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended March 31, 2017.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

January 2017	—	—	—	113,865
February 2017	—	—	—	113,865
March 2017	—	—	—	113,865

Total	—

*On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans previously mentioned. The first purchase of common stock under this plan occurred on July 31, 2015. By March 31, 2017, a total of 26,135 shares were repurchased at a total cost of $862,000, for an average cost per share of $32.98. Management may choose to repurchase additional shares in 2017 under this plan.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Nothing to Report

Index

ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibit No.	Description
3(i)	Articles of Incorporation of the Registrant amended at 5/10/16 Shareholders Meeting (Incorporated by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed with the SEC on August 11, 2016.)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
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

ENB Financial Corp
(Registrant)

Dated: May 15, 2017	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
Chief Executive Officer and President

Dated: May 15, 2017	By:	/s/ Scott E. Lied
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

10.3	2010 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)
11	Statement re: Computation of Earnings Per Share as found on page 4 of Form 10-Q, which is included herein.
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).
101	Interactive Date File