Form 10-Q
period 2017-09-30
ENB Financial Corp
filed 2017-11-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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

Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 5, 2017, the registrant had 2,845,679 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

September 30, 2017

Index

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,	September 30,
	2017	2016	2016
	$	$	$
ASSETS
Cash and due from banks	18,426	19,852	16,055
Interest-bearing deposits in other banks	25,814	25,780	33,812

Total cash and cash equivalents	44,240	45,632	49,867

Securities available for sale (at fair value)	320,695	308,111	298,139

Loans held for sale	3,809	2,552	4,525

Loans (net of unearned income)	584,077	571,567	565,968

Less: Allowance for loan losses	8,028	7,562	7,435

Net loans	576,049	564,005	558,533

Premises and equipment	24,402	22,568	22,776
Regulatory stock	6,139	5,372	5,218
Bank owned life insurance	25,161	24,687	24,489
Other assets	9,583	11,326	7,140

Total assets	1,010,078	984,253	970,687

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	301,978	280,543	260,873
Interest-bearing	536,847	536,948	531,787

Total deposits	838,825	817,491	792,660

Short-term borrowings	—	8,329	12,053
Long-term debt	68,350	61,257	63,757
Other liabilities	2,036	2,237	2,264

Total liabilities	909,211	889,314	870,734

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,848,679
(Issued 2,869,557 and Outstanding 2,850,382 as of 12/31/16)
(Issued 2,869,557 and Outstanding 2,851,338 as of 9/30/16)	574	574	574
Capital surplus	4,413	4,403	4,398
Retained earnings	98,815	95,475	94,353
Accumulated other comprehensive income (loss) net of tax	(2,232)	(4,885)	1,221
Less: Treasury stock cost on 20,878 shares (19,175 shares
as of 12/31/16 and 18,219 shares as of 9/30/16)	(703)	(628)	(593)

Total stockholders' equity	100,867	94,939	99,953

Total liabilities and stockholders' equity	1,010,078	984,253	970,687

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	6,180	5,721	17,996	16,716
Interest on securities available for sale
Taxable	997	581	2,818	729
Tax-exempt	1,051	966	3,281	2,788
Interest on deposits at other banks	111	38	257	94
Dividend income	105	87	287	246

Total interest and dividend income	8,444	7,393	24,639	20,573

Interest expense:
Interest on deposits	489	509	1,438	1,568
Interest on borrowings	265	242	749	751

Total interest expense	754	751	2,187	2,319

Net interest income	7,690	6,642	22,452	18,254

Provision for loan losses	240	200	450	200

Net interest income after provision for loan losses	7,450	6,442	22,002	18,054

Other income:
Trust and investment services income	427	344	1,335	1,104
Service fees	648	589	1,894	1,644
Commissions	583	552	1,714	1,611
Gains on securities transactions, net	170	464	417	2,130
Gains on sale of mortgages	510	557	1,302	1,109
Earnings on bank-owned life insurance	170	210	514	604
Other income	114	112	370	364

Total other income	2,622	2,828	7,546	8,566

Operating expenses:
Salaries and employee benefits	4,840	4,219	14,370	12,230
Occupancy	624	555	1,828	1,584
Equipment	299	276	878	811
Advertising & marketing	143	120	539	422
Computer software & data processing	575	471	1,654	1,345
Shares tax	215	227	644	680
Professional services	377	380	1,260	1,207
Other expense	574	500	1,707	1,663

Total operating expenses	7,647	6,748	22,880	19,942

Income before income taxes	2,425	2,522	6,668	6,678

Provision for federal income taxes	391	445	935	1,045

Net income	2,034	2,077	5,733	5,633

Earnings per share of common stock	0.71	0.73	2.01	1.98

Cash dividends paid per share	0.28	0.27	0.84	0.81

Weighted average shares outstanding	2,848,504	2,851,939	2,849,849	2,851,184

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	$	$	$	$

Net income	2,034	2,077	5,733	5,633

Other comprehensive income (loss):

Unrealized gains (losses) arising during the period	(406)	(650)	4,437	4,362
Income tax effect	138	221	(1,509)	(1,483)
	(268)	(429)	2,928	2,879

Gains recognized in earnings	(170)	(464)	(417)	(2,130)
Income tax effect	58	158	142	724
	(112)	(306)	(275)	(1,406)

Other comprehensive income (loss), net of tax	(380)	(735)	2,653	1,473

Comprehensive Income	1,654	1,342	8,386	7,106

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)	Nine Months Ended September 30,
	2017	2016
	$	$
Cash flows from operating activities:
Net income	5,733	5,633
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	2,936	5,393
Decrease in interest receivable	359	452
Increase (decrease) in interest payable	7	(41)
Provision for loan losses	450	200
Gains on securities transactions, net	(417)	(2,130)
Gains on sale of mortgages	(1,302)	(1,109)
Loans originated for sale	(34,064)	(36,127)
Proceeds from sales of loans	34,109	33,837
Earnings on bank-owned life insurance	(514)	(604)
Depreciation of premises and equipment and amortization of software	1,229	1,209
Net increase in deferred income tax	(159)	(314)
Other assets and other liabilities, net	(71)	29
Net cash provided by operating activities	8,296	6,428

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	14,855	51,739
Proceeds from sales	60,404	142,095
Purchases	(86,007)	(203,307)
Purchase of regulatory bank stock	(2,537)	(1,894)
Redemptions of regulatory bank stock	1,770	990
Net increase in loans	(12,829)	(45,803)
Purchases of premises and equipment, net	(2,882)	(2,136)
Purchase of computer software	(102)	(295)
Net cash used for investing activities	(27,328)	(58,611)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	30,680	68,433
Net decrease in time deposits	(9,346)	(15,835)
Net increase (decrease) in short-term borrowings	(8,329)	3,317
Proceeds from long-term debt	17,093	17,163
Repayments of long-term debt	(10,000)	(13,000)
Dividends paid	(2,393)	(2,309)
Proceeds from sale of treasury stock	403	368
Treasury stock purchased	(468)	(314)
Net cash provided by financing activities	17,640	57,823
Increase (decrease) in cash and cash equivalents	(1,392)	5,640
Cash and cash equivalents at beginning of period	45,632	44,227
Cash and cash equivalents at end of period	44,240	49,867

Supplemental disclosures of cash flow information:
Interest paid	2,180	2,360
Income taxes paid	1,175	1,340

Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(4,020)	(2,231)

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the third quarter of 2017, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2016.

2.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities held at September 30, 2017, and December 31, 2016, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2017
U.S. government agencies	29,107	3	(463)	28,647
U.S. agency mortgage-backed securities	54,181	36	(634)	53,583
U.S. agency collateralized mortgage obligations	54,503	117	(582)	54,038
Corporate bonds	57,384	64	(312)	57,136
Obligations of states and political subdivisions	123,344	505	(2,176)	121,673
Total debt securities	318,519	725	(4,167)	315,077
Marketable equity securities	5,557	61	—	5,618
Total securities available for sale	324,076	786	(4,167)	320,695

December 31, 2016
U.S. government agencies	33,124	—	(863)	32,261
U.S. agency mortgage-backed securities	56,826	22	(979)	55,869
U.S. agency collateralized mortgage obligations	38,737	41	(842)	37,936
Corporate bonds	52,928	8	(845)	52,091
Obligations of states and political subdivisions	128,428	346	(4,344)	124,430
Total debt securities	310,043	417	(7,873)	302,587
Marketable equity securities	5,469	55	—	5,524
Total securities available for sale	315,512	472	(7,873)	308,111

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at September 30, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)
	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	17,425	17,322
Due after one year through five years	127,834	126,947
Due after five years through ten years	54,502	53,703
Due after ten years	118,758	117,105
Total debt securities	318,519	315,077

Securities available for sale with a par value of $63,286,000 and $63,726,000 at September 30, 2017, and December 31, 2016, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $65,495,000 at September 30, 2017, and $65,770,000 at December 31, 2016.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	$	$	$	$
Proceeds from sales	20,319	38,592	60,404	142,095
Gross realized gains	243	468	631	2,186
Gross realized losses	73	4	214	56

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. No securities in the portfolio had other-than-temporary impairment recorded in the first nine months of 2017 or 2016.

Information pertaining to securities with gross unrealized losses at September 30, 2017, and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of September 30, 2017
U.S. government agencies	10,925	(111)	15,718	(352)	26,643	(463)
U.S. agency mortgage-backed securities	29,092	(267)	15,140	(367)	44,232	(634)
U.S. agency collateralized mortgage obligations	23,804	(277)	11,438	(305)	35,242	(582)
Corporate bonds	17,539	(69)	18,513	(243)	36,052	(312)
Obligations of states & political subdivisions	35,033	(595)	50,271	(1,581)	85,304	(2,176)

Total debt securities	116,393	(1,319)	111,080	(2,848)	227,473	(4,167)

Marketable equity securities	—	—	—	—	—	—

Total temporarily impaired securities	116,393	(1,319)	111,080	(2,848)	227,473	(4,167)

As of December 31, 2016
U.S. government agencies	32,261	(863)	—	—	32,261	(863)
U.S. agency mortgage-backed securities	47,418	(856)	3,989	(123)	51,407	(979)
U.S. agency collateralized mortgage obligations	33,206	(842)	—	—	33,206	(842)
Corporate bonds	45,335	(830)	2,002	(15)	47,337	(845)
Obligations of states & political subdivisions	101,229	(4,063)	8,041	(281)	109,270	(4,344)

Total debt securities	259,449	(7,454)	14,032	(419)	273,481	(7,873)

Marketable equity securities	—	—	—	—	—	—

Total temporarily impaired securities	259,449	(7,454)	14,032	(419)	273,481	(7,873)

In the debt security portfolio there were 162 positions that were carrying unrealized losses as of September 30, 2017. There were no instruments considered to be other-than-temporarily impaired at September 30, 2017.

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

In both the CoBank and AgriBank matters investors, including the Corporation, have contested the ability of both CoBank and AgriBank to conduct these regulatory calls. Presently, the Corporation is listed on a complaint filed in the U.S District Court for the Southern District of New York against CoBank by over 30 previous holders of CoBank bonds. The complaint has gone through initial mediation phases and the discovery stage which concluded on September 29, 2017. The parties are presently engaged in expert discovery, with the matter proceeding toward trial. Management anticipates going through a similar process with AgriBank, however that litigation is taking the form of a class action lawsuit with a plaintiff representing the class. The Corporation, as a member of the class, initially waited for the court to issue a ruling on AgriBank’s motion to dismiss. The District Court Judge issued an opinion in mid-September 2017, denying AgriBank’s motion to dismiss. The District Court recently entered a discovery schedule that establishes mid-May 2018 as the deadline to complete fact discovery, and mid-August 2018 as the deadline for expert discovery. In both litigation efforts management is contesting the process that was undertaken to exercise these regulatory calls. Management cannot make any prediction or draw any conclusion as to the outcome of any negotiations and/or litigation in connection with these matters.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

3.        Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of September 30, 2017, and December 31, 2016:

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2017	2016
	$	$
Commercial real estate
Commercial mortgages	90,468	86,434
Agriculture mortgages	150,269	163,753
Construction	18,762	24,880
Total commercial real estate	259,499	275,067

Consumer real estate (a)
1-4 family residential mortgages	168,984	150,253
Home equity loans	11,457	10,391
Home equity lines of credit	57,991	53,127
Total consumer real estate	238,432	213,771

Commercial and industrial
Commercial and industrial	41,724	42,471
Tax-free loans	19,632	13,091
Agriculture loans	18,487	21,630
Total commercial and industrial	79,843	77,192

Consumer	5,166	4,537

Gross loans prior to deferred fees	582,940	570,567
Less:
Deferred loan costs, net	1,137	1,000
Allowance for loan losses	(8,028)	(7,562)
Total net loans	576,049	564,005

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $90,123,000 and $66,767,000 as of September 30, 2017, and December 31, 2016, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of September 30, 2017 and December 31, 2016. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

September 30, 2017	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	84,614	139,458	17,762	37,900	19,422	17,490	316,646
Special Mention	373	5,095	—	795	210	229	6,702
Substandard	5,481	5,716	1,000	3,029	—	768	15,994
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	90,468	150,269	18,762	41,724	19,632	18,487	339,342

December 31, 2016	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	78,367	155,820	23,880	36,887	13,091	20,245	328,290
Special Mention	4,860	5,360	—	1,955	—	653	12,828
Substandard	3,207	2,573	1,000	3,629	—	732	11,141
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	86,434	163,753	24,880	42,471	13,091	21,630	352,259

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of September 30, 2017 and December 31, 2016:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

September 30, 2017	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	168,863	11,457	57,991	5,160	243,471
Non-performing	121	—	—	6	127

Total	168,984	11,457	57,991	5,166	243,598

December 31, 2016	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	149,873	10,388	53,127	4,536	217,924
Non-performing	380	3	—	1	384

Total	150,253	10,391	53,127	4,537	218,308

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of September 30, 2017 and December 31, 2016:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
September 30, 2017	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	248	110	418	776	89,692	90,468	—
Agriculture mortgages	—	—	—	—	150,269	150,269	—
Construction	—	—	—	—	18,762	18,762	—
Consumer real estate
1-4 family residential mortgages	1,310	124	121	1,555	167,429	168,984	57
Home equity loans	9	—	—	9	11,448	11,457	—
Home equity lines of credit	—	30	—	30	57,961	57,991	—
Commercial and industrial
Commercial and industrial	—	—	266	266	41,458	41,724	191
Tax-free loans	—	—	—	—	19,632	19,632	—
Agriculture loans	—	—	—	—	18,487	18,487	—
Consumer	9	8	6	23	5,143	5,166	6
Total	1,576	272	811	2,659	580,281	582,940	254

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2016	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	419	417	836	85,598	86,434	—
Agriculture mortgages	165	—	—	165	163,588	163,753	—
Construction	—	—	—	—	24,880	24,880	—
Consumer real estate
1-4 family residential mortgages	565	662	380	1,607	148,646	150,253	380
Home equity loans	178	—	3	181	10,210	10,391	3
Home equity lines of credit	—	—	—	—	53,127	53,127	—
Commercial and industrial
Commercial and industrial	266	—	75	341	42,130	42,471	—
Tax-free loans	—	—	—	—	13,091	13,091	—
Agriculture loans	—	—	—	—	21,630	21,630	—
Consumer	16	4	1	21	4,516	4,537	1
Total	1,190	1,085	876	3,151	567,416	570,567	384

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2017 and December 31, 2016:

NONACCRUAL LOANS BY LOAN CLASS
(DOLLARS IN THOUSANDS)
	September 30,	December 31,
	2017	2016
	$	$

Commercial real estate
Commercial mortgages	528	646
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	64	—
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	75	75
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	20	—
Total	687	721

As of September 30, 2017 and December 31, 2016, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three and nine months ended September 30, 2017 and September 30, 2016, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	$	$	$	$

Average recorded balance of impaired loans	2,152	1,830	2,394	1,894
Interest income recognized on impaired loans	17	14	49	42

During the nine months ended September 30, 2017 there was one loan modification made causing a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments. The loan classified as a TDR during the nine months ended September 30, 2017, was an agricultural loan with a principal balance at September 30, 2017, of $263,000. The concession granted to the borrower was an interest-only period initially running for three months to March 31, 2017. However, in April 2017, that deferral period was extended for an additional three months, causing management to classify the loan as a TDR. The concession period ended June 30, 2017. Subsequent to June 30, 2017, the borrower resumed normal principal and interest payments as of July 2017. There were no loans classified as a TDR during the nine months ended September 30, 2016.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information in regards to impaired loans by loan portfolio class as of September 30, 2017, December 31, 2016, and September 30, 2016:

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	195	292	—	281	4
Agriculture mortgages	1,193	1,193	—	1,220	40
Construction	—	—	—	—	—
Total commercial real estate	1,388	1,485	—	1,501	44

Commercial and industrial
Commercial and industrial	75	75	—	75	—
Tax-free loans	—	—	—	—	—
Agriculture loans	263	263	—	400	5
Total commercial and industrial	338	338	—	475	5

Total with no related allowance	1,726	1,823	—	1,976	49

With an allowance recorded:
Commercial real estate
Commercial mortgages	418	418	98	418	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	418	418	98	418	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	418	418	98	418	—

Total by loan class:
Commercial real estate
Commercial mortgages	613	710	98	699	4
Agriculture mortgages	1,193	1,193	—	1,220	40
Construction	—	—	—	—	—
Total commercial real estate	1,806	1,903	98	1,919	44

Commercial and industrial
Commercial and industrial	75	75	—	75	—
Tax-free loans	—	—	—	—	—
Agriculture loans	263	263	—	400	5
Total commercial and industrial	338	338	—	475	5

Total	2,144	2,241	98	2,394	49

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2017:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2016	3,795	1,652	1,552	82	481	7,562

Charge-offs	—	—	(7)	(4)	—	(11)
Recoveries	—	20	9	2	—	31
Provision	(275)	163	95	3	104	90

Balance - March 31, 2017	3,520	1,835	1,649	83	585	7,672

Charge-offs	—	—	—	(3)	—	(3)
Recoveries	—	—	10	3	—	13
Provision	208	83	(42)	36	(165)	120

Ending Balance - June 30, 2017	3,728	1,918	1,617	119	420	7,802

Charge-offs	—	—	(7)	(9)	—	(16)
Recoveries	—	—	2	—	—	2
Provision	31	(16)	201	(18)	42	240

Ending Balance - September 30, 2017	3,759	1,902	1,813	92	462	8,028

During the nine months ended September 30, 2017, provision expenses were recorded for the consumer real estate, commercial and industrial, and consumer loan segments, with a credit provision recorded in the commercial real estate loan category. The decrease in the amount of allowance for loan losses allocated to commercial real estate was primarily due to a material drop in commercial real estate loans over the first nine months of 2017. As of December 31, 2016, 50.2% of the Corporation’s allowance for loan losses was allocated to commercial real estate loans, which consisted of 48.2% of all loans. As of September 30, 2017, 46.8 % of the allowance was allocated to commercial real estate loans which consisted of 44.5% of total loans.

Delinquency rates among the Corporation’s loan pools remain very low. Additionally, there have been no charge-offs for three of our loan pools over the past three years. However, classified loans experienced a large increase in the first nine months of 2017. The Corporation’s classified loans were relatively low and stable throughout 2016 but in the first quarter of 2017 increased by $7.4 million, from $14.2 million to $21.6 million. Two large loan relationships, one consisting of business loans and mortgages, and the other agriculture mortgages were classified as substandard in the first quarter. In the second quarter of 2017, classified loans increased another $4.0 million, to $25.6 million. This increase was primarily caused by four loan customers being classified as substandard, two being commercial and two agricultural-related. However, in the third quarter of 2017, classified loans decreased by $4.6 million, bringing the outstanding balance to $21.0 million. Currently, the agricultural lending sector remains under stress due to weak milk and egg prices impacting farmers. Outside of the commercial loan relationships noted above, the health of the Corporation’s commercial real estate and commercial and industrial borrowers is generally stable with no material trends related to certain types of industries. Commercial borrowers that have exposure to agriculture are subject to more financial stress in the current environment. Qualitative factors regarding trends in the loan portfolio as well as national and local economic conditions were increased for several loan pools in the third quarter of 2017. The increases in classified loans along with higher qualitative factors, caused management to record provision expense of $450,000 through September 30, 2017 despite the continuation of very low levels of delinquencies and charge-offs.

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

During the nine months ended September 30, 2016, a credit provision was recorded for the commercial and industrial segment with provision expense recorded in all other loan categories. For the entire portfolio, $200,000 of additional provision expense was needed for the first nine months of 2016. Delinquency rates among most loan pools remained very low with the total amount of delinquent loans lower on September 30, 2016 than on December 31, 2015, even with larger loan balances. The Corporation received $157,000 more recoveries than charge-offs for the nine months ended September 30, 2016. These favorable results acted to offset higher levels of classified loans and non-accruals resulting in $200,000 of additional provision being sufficient to cover the growth in the loan portfolio. Changes in qualitative factors were minimal during the third quarter and the provision expense recorded was mostly to account for significant loan growth during the year-to-date period.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of September 30, 2017 and December 31, 2016:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of September 30, 2017:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	98	—	—	—	—	98
Ending balance: collectively evaluated
for impairment	3,661	1,902	1,813	92	462	7,930

Loans receivable:
Ending balance	259,499	238,432	79,843	5,166		582,940
Ending balance: individually evaluated
for impairment	1,806	—	338	—		2,144
Ending balance: collectively evaluated
for impairment	257,693	238,432	79,505	5,166		580,796

As of December 31, 2016:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated
for impairment	3,795	1,652	1,552	82	481	7,562

Loans receivable:
Ending balance	275,067	213,771	77,192	4,537		570,567
Ending balance: individually evaluated
for impairment	1,894	—	75	—		1,969
Ending balance: collectively evaluated
for impairment	273,173	213,771	77,117	4,537		568,598

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

The following tables present the assets reported on the consolidated balance sheets at their fair value as of September 30, 2017, and December 31, 2016, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements:

ASSETS MEASURED ON A RECURRING BASIS
(DOLLARS IN THOUSANDS)
	September 30, 2017
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	28,647	—	28,647
U.S. agency mortgage-backed securities	—	53,583	—	53,583
U.S. agency collateralized mortgage obligations	—	54,038	—	54,038
Corporate bonds	—	57,136	—	57,136
Obligations of states & political subdivisions	—	121,673	—	121,673
Marketable equity securities	5,618	—	—	5,618

Total securities	5,618	315,077	—	320,695

On September 30, 2017, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of September 30, 2017, the CRA fund investments had a $5,250,000 book and fair market value and the bank stock portfolio had a book value of $307,000, and fair market value of $368,000.

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

Financial instruments are considered level III when their values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. In addition to these unobservable inputs, the valuation models for level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Level III financial instruments also include those for which the determination of fair value requires significant management judgment or estimation. There were no level III securities as of September 30, 2017 or December 31, 2016.

The following tables present the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2017 and December 31, 2016, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	September 30, 2017
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	2,046	2,046
Total	—	—	2,046	2,046

	December 31, 2016
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	1,969	1,969
Total	—	—	1,969	1,969

The Corporation had a total of $2,144,000 of impaired loans as of September 30, 2017, with $98,000 of specific allocation against these loans and $1,969,000 of impaired loans as of December 31, 2016, with no specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral. The Corporation had no OREO (Other Real Estate Owned) assets as of December 31, 2016 and September 30, 2017.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS
(DOLLARS IN THOUSANDS)
September 30, 2017
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,046	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

December 31, 2016
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	1,969	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
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

Mortgage Servicing Assets

The fair value of mortgage servicing assets is based on the present value of estimated future cash flows and estimates the price at which a portfolio would prospectively be sold.

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Corporation's financial instruments at September 30, 2017 and December 31, 2016, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	September 30, 2017
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	44,240	44,240	44,240	—	—
Securities available for sale	320,695	320,695	5,618	315,077	—
Regulatory stock	6,139	6,139	6,139	—	—
Loans held for sale	3,809	3,809	3,809	—	—
Loans, net of allowance	576,049	573,681	—	—	573,681
Mortgage servicing assets	592	678	—	—	678
Accrued interest receivable	3,391	3,391	3,391	—	—
Bank owned life insurance	25,161	25,161	25,161	—	—

Financial Liabilities:
Demand deposits	301,978	301,978	301,978	—	—
Interest-bearing demand deposits	19,279	19,279	19,279	—	—
NOW accounts	78,061	78,061	78,061	—	—
Money market deposit accounts	99,235	99,235	99,235	—	—
Savings accounts	188,015	188,015	188,015	—	—
Time deposits	152,257	153,163	—	—	153,163
Total deposits	838,825	839,731	686,568	—	153,163

Long-term debt	68,350	68,429	—	—	68,429
Accrued interest payable	391	391	391	—	—

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	December 31, 2016
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	45,632	45,632	45,632	—	—
Securities available for sale	308,111	308,111	5,524	302,587	—
Regulatory stock	5,372	5,372	5,372	—	—
Loans held for sale	2,552	2,552	2,552	—	—
Loans, net of allowance	564,005	563,418	—	—	563,418
Mortgage servicing assets	410	531	—	—	531
Accrued interest receivable	3,750	3,750	3,750	—	—
Bank owned life insurance	24,687	24,687	24,687	—	—

Financial Liabilities:
Demand deposits	280,543	280,543	280,543	—	—
Interest-bearing demand deposits	20,108	20,108	20,108	—	—
NOW accounts	85,540	85,540	85,540	—	—
Money market deposit accounts	93,943	93,943	93,943	—	—
Savings accounts	175,753	175,753	175,753	—	—
Time deposits	161,604	163,464	—	—	163,464
Total deposits	817,491	819,351	655,887	—	163,464

Short-term borrowings	8,329	8,329	8,329	—	—
Long-term debt	61,257	61,372	—	—	61,372
Accrued interest payable	384	384	384	—	—

6.       Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of September 30, 2017, firm loan commitments were $40.5 million, unused lines of credit were $209.3 million, and open letters of credit were $11.1 million. The total of these commitments was $260.9 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

7. Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)
(DOLLARS IN THOUSANDS)
Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2016	(4,885)
Other comprehensive income before reclassifications	418
Amount reclassified from accumulated other comprehensive income	(92)
Period change	326

Balance at March 31, 2017	(4,559)
Other comprehensive income before reclassifications	2,778
Amount reclassified from accumulated other comprehensive income	(71)
Period change	2,707

Balance at June 30, 2017	(1,852)
Other comprehensive loss before reclassifications	(268)
Amount reclassified from accumulated other comprehensive loss	(112)
Period change	(380)

Balance at September 30, 2017	(2,232)

Balance at December 31, 2015	(252)
Other comprehensive income before reclassifications	1,050
Amount reclassified from accumulated other comprehensive income	(480)
Period change	570

Balance at March 31, 2016	318
Other comprehensive income before reclassifications	2,258
Amount reclassified from accumulated other comprehensive income	(620)
Period change	1,638

Balance at June 30, 2016	1,956
Other comprehensive loss before reclassifications	(429)
Amount reclassified from accumulated other comprehensive loss	(306)
Period change	(735)

Balance at September 30, 2016	1,221

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.

(2) Amounts in parentheses indicate debits.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended September 30,
	2017	2016	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains reclassified into earnings	170	464	Gains on securities transactions, net
Related income tax expense	(58)	(158)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	112	306

(1) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Nine Months
	Ended September 30,
	2017	2016	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains reclassified into earnings	417	2,130	Gains on securities transactions, net
Related income tax expense	(142)	(724)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	275	1,406

(1) Amounts in parentheses indicate debits.

8. Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. Subsequently, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Corporation’s financial instruments are not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Corporation’s financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice. Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s statement of cash flows.

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. The Update also supersedes certain SEC paragraphs in the Codification related to previous SEC staff announcements and moves other paragraphs, upon adoption of ASC 606 or ASC 842. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

Results of Operations

Overview

The Corporation recorded net income of $2,034,000 for the third quarter of 2017, a 2.1% decrease from the $2,077,000 earned in the third quarter of 2016, while for the nine-month period ended September 30, 2017, the Corporation recorded $5,733,000 of net income, a 1.8% increase over the same period in 2016. The Corporation experienced strong levels of growth in net interest income (NII) for both the three and nine month periods ended September 30, 2017, which were largely offset by decreases in other income and increases in interest expense. For the third quarter of 2017, the increase in operating expenses and reduction in other income outweighed the increase in NII. For the nine-month period, the Corporation’s NII improvement was more significant relative to the decrease in other income and increase in operating expenses, resulting in higher net income. Earnings per share, basic and diluted, were $0.71 and $2.01 for the three and nine months ended September 30, 2017, compared to $0.73 and $1.98 for the same periods in 2016.

The Corporation’s NII has grown each successive quarter since the third quarter of 2016 due to three Federal Reserve interest rate increases and $1,681,000 of non-recurring amortization on U.S. sub-agency bonds recorded in the first nine months of 2016. The Corporation’s NII increased by $1,048,000, or 15.8%, and $4,198,000, or 23.0%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. The increase in NII primarily resulted from an increase in interest on securities and dividend income of $519,000, or 31.8%, and $2,623,000, or 69.7%, for the three and nine-month periods ended September 30, 2017. The portion of the increase that was caused by non-recurring amortization was $170,000 for the three-month period and $1,681,000 for the nine-month period ended September 30, 2017. The Corporation’s NII also benefited from a $459,000, or 8.0%, and $1,280,000, or 7.7% increase in interest and fees on loans for the three and nine-month periods ended September 30, 2017, compared to 2016. The Corporation’s interest expense was relatively flat for the three months ended September 30, 2017, but declined by $132,000, or 5.7%, for the nine-month period ended September 30, 2017.

The Corporation recorded $240,000 of provision expense in the third quarter of 2017, compared to $200,000 for the third quarter of 2016, and provision expense of $450,000 for the nine months ended September 30, 2017, compared to $200,000 for the same period in 2016, representing a $250,000 decrease in income in 2017 compared to 2016. The increase in provision expense was largely driven by higher levels of classified loans, which required more provision expense in 2017, as well as a specific allocation of $98,000 for an impaired loan in the third quarter of 2017. The gains from the sale of securities were $170,000 and $417,000 for the three and nine months ended September 30, 2017, compared to $464,000 and $2,130,000 for the same periods in 2016, representing decreases of $294,000, or 63.4%, and $1,713,000, or 80.4%, respectively. Market interest rates were lower in 2016, making it more conducive to achieving gains from the sale of securities. The gain on the sale of mortgages decreased by $47,000, or 8.4%, and increased by $193,000, or 17.4%, for the three and nine-month periods ended September 30, 2017, compared to the prior year’s periods. Both mortgage production and margins realized on sold mortgages were higher in the first nine months of 2017 compared to 2016. Total operating expenses increased $899,000, or 13.3%, and $2,938,000, or 14.7%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROE increased for the nine months ended September 30, 2017, compared to the same period in the prior year due primarily to higher earnings. The ROA decreased for the nine months ended September 30, 2017, compared to the prior year due to a faster asset growth rate that outpaced the increase in earnings. However, ROE increased for the nine-month period as equity did not increase at a rapid pace allowing the growth in earnings to positively impact ROE.

Key Ratios	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Return on Average Assets	0.80%	0.87%	0.77%	0.81%
Return on Average Equity	8.06%	8.31%	7.86%	7.71%

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

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In the first nine months of 2017, NII generated 74.8% of the Corporation’s gross revenue stream, which consists of net interest income and non-interest income, compared to 68.1% in the first nine months of 2016. The higher NII as a percentage of gross revenue was primarily caused by a combination of the last three Federal Reserve interest rate increases as well as non-recurring accelerated amortization expense in 2016. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income. Without the impact of the accelerated amortization on the U.S. Sub-Agency bonds, the Corporation’s NII would have accounted for 69.9% of the gross revenue stream for the first nine months of 2016.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $582,000 and $1,793,000 for the three and nine months ended September 30, 2017, compared to $524,000 and $1,570,000 for the same periods in 2016.

NET INTEREST INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended		Nine Months Ended
	September 30 ,		September 30,
	2017	2016	2017	2016
	$	$	$	$
Total interest income	8,444	7,393	24,639	20,573
Total interest expense	754	751	2,187	2,319

Net interest income	7,690	6,642	22,452	18,254
Tax equivalent adjustment	582	524	1,793	1,570

Net interest income (fully taxable equivalent)	8,272	7,166	24,245	19,824

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect net interest income:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. Until December 16, 2015, the Federal funds rate had not changed since December 16, 2008. On December 16, 2015, the Federal funds rate was increased 25 basis points to 0.50%, from 0.25%. On December 14, 2016, the Federal funds rate was increased 25 basis points to 0.75%. On March 15, 2017 and on June 14, 2017, the Federal funds rate was again increased 25 basis points so the rate since June 14, 2017, has been 1.25%. Prior to December of 2015, the period of seven years with extremely low and unchanged overnight rates was the lowest and longest in U.S. history. The impact has been a lower net interest margin to the Corporation and generally across the financial industry. The increase in December of 2015 and 2016, as well as the increases in March and June of 2017 resulted in higher short-term U.S. Treasury rates, but the long-term rates initially decreased, resulting in a flattening of the yield curve. Long-term rates like the ten-year U.S. Treasury were 192 basis points under the 4.25% Prime rate as of September 30, 2017. It appears that the general conditions of a flatter yield curve with low long-term U.S. Treasury rates, significantly below the Prime rate, will continue for the remainder of 2017. Management anticipates the next 0.25% Federal Reserve rate increase could occur in the fourth quarter of 2017. It remains to be seen whether mid and long-term U.S. Treasury rates will also increase to the same degree that the Federal Reserve will move the overnight Federal funds rate. If they do not, the yield curve would further flatten making it harder for the Corporation to increase asset yield.

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

As a result of the Federal Reserve rate increases, the Corporation’s NII on a tax equivalent basis began to increase in 2017 with the Corporation’s margin increasing to 3.46% for the year-to-date period ended September 30, 2017, compared to 3.04% for the nine months ended September 30, 2016. The Corporation’s NII for the first nine months of 2017 increased substantially over the same period in 2016, by $4,421,000, or 22.3%, with the margin increasing to 3.46%. However, there was non-recurring security amortization of $1,681,000 recorded in the first nine months of 2016, which had a negative impact on NII and margin. Without this impact, NII would have increased by $2,740,000, or 12.7%, in 2017 compared to 2016. Management’s asset liability sensitivity measurements continue to show a benefit to both margin and NII given further Federal Reserve rate increases. Actual results over the past nine quarters have confirmed the asset sensitivity of the Corporation’s balance sheet. Management expects that any additional Federal Reserve rate increases in 2017 would further improve both margin and NII, although to a limited degree because the rate change would likely only affect the last half of December. However, a fourth quarter Federal Reserve rate increase would have a positive impact on 2018 NII and margin.

The extended extremely low Federal funds rate has enabled management to reduce the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense. It was only after the third 25-basis point Fed rate increase in March of 2017 that the Corporation raised some deposit rates minimally. While the low Prime rate reduced the yield on the Corporation’s loans for many years, the rate increases through September of 2017 did act to boost interest income and help improve the Corporation’s margin. With a higher Prime rate and elevated Treasury rates, higher asset yields should be possible throughout the remainder of 2017. Due to the increasing number of variable rate loans in the Corporation’s loan portfolio, the 25 basis point increase in the Prime rate at the end of 2015, 2016, and in March and June of 2017, did cause NII to increase progressively. The full impact of all of these increases was experienced in the third quarter of 2017. Any additional Federal Reserve rate increase in the fourth quarter of 2017 would increase NII but the full impact would not be seen until the first quarter of 2018.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With higher Treasury rates in the first nine months of 2017 compared to the same period in 2016, security reinvestment has been occurring at slightly higher yields and amortization has slowed resulting in higher yields. The Corporation’s loan yield has begun to increase as the variable rate portion of the loan portfolio is repricing higher with each Federal Reserve rate movement. The vast majority of the Corporation’s commercial Prime-based loans are priced at the Prime rate, currently at 4.25%. The pricing for the most typical five-year fixed rate commercial loans is currently very similar to the Prime rate. Previously, any increases in variable rate loans acted to bring down overall loan yield. Now with the rates being very similar it is much more beneficial to the Corporation to grow the variable rate loans in a period of rising rates. An element of the Corporation’s Prime-based commercial loans is priced above the Prime rate based on the level of credit risk of the borrower. Management does price a portion of consumer variable rate loans above the Prime rate, which also helps to improve loan yield. Both commercial and consumer Prime-based pricing continues to be driven largely by local competition.

Mid-term and long-term interest rates on average were higher in 2017 compared to 2016. The average rate of the 10-year U.S. Treasury was 2.32% in the first nine months of 2017 compared to 1.74% in the first nine months of 2016, and it stood at 2.33% on September 30, 2017, compared to 1.60% at September 30, 2016. The slope of the yield curve has been compressed throughout most of 2016 and through the first nine months of 2017, with a difference of 108 basis points between the Fed Funds rate of 1.25% and the 10-year U.S. Treasury as of September 30, 2017, compared to 110 basis points as of September 30, 2016. The slope of the yield curve has fluctuated many times in the past two years with the 10-year U.S. Treasury yield as high as 2.25% in 2016 and 2.62% in 2017, and as low as 1.37% in 2016 and 2.05% in 2017. Because the yield curve is still relatively flat, management was not able to increase loan rates to improve yield, but security yields have improved as a result of slightly higher investment rates and lower amortization on existing bonds. The non-recurring sub-agency amortization of $1,681,000 for the year-to-date period ended September 30, 2016, negatively affected security yield resulting in artificially low yields during 2016 and higher yields during 2017. With higher long-term rates in 2017 and the likelihood of further Fed rate increases, the Corporation’s asset yield is projected to increase throughout the remainder of 2017 and during 2018.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

While it is becoming increasingly difficult to achieve savings on the Corporation’s overall cost of funds, the Corporation has been able to maintain relatively low offering rates on longer-term time deposits. These interest rates are still below the interest rates that existed four or five years ago. Rollover of these longer time deposits to lower rates has caused a decrease in interest expense. Generally, it was the longer-term time deposits repricing at lower rates that helped to achieve interest expense reductions on total deposits, as the savings account rate has not changed, and there were limited rate increases for select interest bearing demand deposit accounts. It is anticipated that interest rates on interest bearing core deposits can be held at the current levels for the remainder of 2017. If the Federal Reserve does act to raise interest rates during the fourth quarter, deposit interest rate increases may need to be implemented beginning in 2018. Management selectively repriced some time deposit rates higher after the March Federal Reserve rate increase, but the time deposits repricing to lower rates offset any increased interest expense for those that were selectively priced higher. Borrowing costs, and the wholesale borrowing curves that they are based on, generally follow the direction and slope of the U.S. Treasury curve. However, these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation was able to refinance some borrowings at lower rates in 2016 but lower-priced borrowings matured in 2017 with no ability to refinance at lower rates, so the yield on borrowings increased slightly during 2017 and will likely continue to do so moving into 2018.

Management currently anticipates that the overnight interest rate and Prime rate will remain at the current levels until December of 2017 with the possibility of one more 0.25% rate increase by year-end. It is likely that mid and long-term U.S. Treasury rates will increase slowly throughout the fourth quarter of 2017 as the market anticipates an additional Federal Reserve rate movement. This would allow management to achieve higher earnings on new higher yielding securities and allow for the ability to price new loans at higher market rates. However, it is also possible that even after a Federal Reserve rate increase, the yield curve could flatten, making it more difficult for management to lend out or reinvest at higher interest rates out further on the yield curve. Additionally, any additional Federal Reserve rate increases would have a greater effect on the repricing of the Corporation’s liabilities as the cost of money increases and more marketplace competition returns. Management anticipates that more deposit rate increases will need to be made to remain competitive in the market while maturing borrowings would also likely reprice to higher rates.

The following table provides an analysis of year-to-date changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
		Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	27	136	163	—	43	43

Securities available for sale:
Taxable	44	2,059	2,103	(212)	(1,610)	(1,822)
Tax-exempt	766	(49)	717	466	92	558
Total securities	810	2,010	2,820	254	(1,518)	(1,264)
Loans	938	340	1,278	1,982	(292)	1,690
Regulatory stock	31	(3)	28	44	(100)	(56)

Total interest income	1,806	2,483	4,289	2,280	(1,867)	413

INTEREST EXPENSE

Deposits:
Demand deposits	19	32	51	32	(41)	(9)
Savings deposits	10	(1)	9	8	(2)	6
Time deposits	(93)	(97)	(190)	(204)	(123)	(327)
Total deposits	(64)	(66)	(130)	(164)	(166)	(330)

Borrowings:
Total borrowings	(25)	23	(2)	17	(261)	(244)

Total interest expense	(89)	(43)	(132)	(147)	(427)	(574)

NET INTEREST INCOME	1,895	2,526	4,421	2,427	(1,440)	987

During the first nine months of 2017, the Corporation’s NII on an FTE basis increased by $4,421,000, a 22.3% increase over the same period in 2016. Total interest income on an FTE basis for the nine months ended September 30, 2017, increased $4,289,000, or 19.4%, from 2016, while interest expense decreased $132,000, or 5.7%, for the nine months ended September 30, 2017, compared to the same period in 2016. The FTE interest income from the securities portfolio increased by $2,820,000, or 56.7%, while loan interest income increased $1,278,000, or 7.6%. During 2017, additional loan volume caused by loan growth added $938,000 to net interest income, and the slightly higher yields caused a $340,000 increase, resulting in a total increase of $1,278,000. Higher balances in the securities portfolio caused an increase of $810,000 in net interest income, while higher yields on securities caused a $2,010,000 increase, resulting in a total increase of $2,820,000. The Corporation recorded $1,681,000 in non-recurring accelerated amortization on U.S. sub-agency securities during the nine months ended September 30, 2016, which was responsible for the lower yields on securities in 2016.

The average balance of interest bearing liabilities increased by 4.5% during the nine months ended September 30, 2017, compared to the prior year driven by the growth in deposit balances. The shift between time deposit balances and demand and savings accounts resulted in a more favorable net interest income. Lower balances of higher cost deposits contributed to savings of $64,000 on deposit costs while lower interest rates on all deposit groups caused $66,000 of savings, resulting in total savings of $130,000.

Out of all the Corporation’s deposit types, interest-bearing demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes. Time deposit balances decreased resulting in a $93,000 reduction to expense, and time deposits repricing to lower interest rates reduced interest expense by an additional $97,000, causing a total reduction of $190,000 in time deposit interest expense. Even with the low rate environment, the Corporation was successful in increasing balances of other deposit types.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The average balance of outstanding borrowings decreased by $3.1 million, or 4.2%, from September 30, 2016, to September 30, 2017. The decrease in total borrowings reduced interest expense by $25,000. The increase in market interest rates increased interest expense by $23,000, as some long-term borrowings at lower rates matured and were replaced with new advances at marginally higher rates. The aggregate of these amounts was a decrease in interest expense of $2,000 related to total borrowings.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended September 30,
	2017			2016
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	29,497	112	1.51	25,973	39	0.60

Securities available for sale:
Taxable	200,043	1,030	2.06	183,607	608	1.32
Tax-exempt	124,262	1,566	5.04	113,566	1,444	5.09
Total securities (d)	324,305	2,596	3.20	297,173	2,052	2.76

Loans (a)	583,592	6,246	4.28	560,576	5,766	4.11

Regulatory stock	5,723	72	5.03	4,936	60	4.86

Total interest earning assets	943,117	9,026	3.83	888,658	7,917	3.56

Non-interest earning assets (d)	64,845			64,291

Total assets	1,007,962			952,949

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	199,001	93	0.19	192,147	72	0.15
Savings deposits	189,863	24	0.05	166,111	21	0.05
Time deposits	153,710	372	0.96	165,638	416	1.01
Borrowed funds	69,629	265	1.51	73,411	242	1.32
Total interest bearing liabilities	612,203	754	0.49	597,307	751	0.50

Non-interest bearing liabilities:

Demand deposits	293,124			253,527
Other	2,570			2,683

Total liabilities	907,897			853,517

Stockholders' equity	100,065			99,432

Total liabilities & stockholders' equity	1,007,962			952,949

Net interest income (FTE)		8,272			7,166

Net interest spread (b)			3.34			3.06
Effect of non-interest
bearing deposits			0.16			0.16
Net yield on interest earning assets (c)			3.50			3.22

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $1,122,000 as of September 30, 2017, and $863,000 as of September 30, 2016.  Such fees and costs recognized through income and included in the interest amounts totaled ($112,000) in 2017, and ($99,000) in 2016.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2017			2016
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	28,086	257	1.22	22,635	94	0.55

Securities available for sale:
Taxable	195,093	2,904	1.98	185,399	802	0.58
Tax-exempt	127,520	4,894	5.12	107,556	4,176	5.18
Total securities (d)	322,613	7,798	3.22	292,955	4,978	2.27

Loans (a)	578,496	18,176	4.19	548,492	16,898	4.11

Regulatory stock	5,581	201	4.80	4,724	173	4.88

Total interest earning assets	934,776	26,432	3.77	868,806	22,143	3.40

Non-interest earning assets (d)	62,695			62,200

Total assets	997,471			931,006

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	200,471	256	0.17	183,852	204	0.15
Savings deposits	186,339	71	0.05	160,506	62	0.05
Time deposits	156,860	1,111	0.95	169,478	1,302	1.03
Borrowed funds	71,973	749	1.39	75,090	751	1.34
Total interest bearing liabilities	615,643	2,187	0.47	588,926	2,319	0.53

Non-interest bearing liabilities:

Demand deposits	281,620			241,786
Other	2,671			2,700

Total liabilities	899,934			833,412

Stockholders' equity	97,537			97,594

Total liabilities & stockholders' equity	997,471			931,006

Net interest income (FTE)		24,245			19,824

Net interest spread (b)			3.30			2.87
Effect of non-interest
bearing deposits			0.16			0.17
Net yield on interest earning assets (c)			3.46			3.04

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $1,066,000 as of September 30, 2017, and $796,000 as of September 30, 2016.  Such fees and costs recognized through income and included in the interest amounts totaled ($335,000) in 2017, and ($275,000) in 2016.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s interest income increased at a faster pace primarily due to non-recurring security amortization in the first nine months of 2016, resulting in a higher NIM of 3.50% for the third quarter of 2017, compared to 3.22% for the third quarter of 2016 and 3.46% for the nine months ended September 30, 2017, compared to 3.04% for the same period in 2016. The yield earned on assets increased by 27 basis points for the quarter and 37 basis points for the year-to-date period while the rate paid on liabilities dropped one basis point for the quarter and six basis points for the year-to-date period when comparing both years. Management does anticipate further improvements in NIM during the remainder of 2017 with the possibility of another rate increase in the fourth quarter. Loan yields were at historically low levels during 2016 and the first nine months of 2017 due to the extended low-rate environment as well as extremely competitive pricing for the loan opportunities in the market. It is anticipated that these yields will remain relatively unchanged during the remainder of 2017 with increases occurring during 2018 as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. The increase in the Prime rate has helped to increase loan yields on variable rate consumer and commercial loans. Growth in the loan portfolio coupled with better yields on variable rate loans caused loan interest income to increase. The Corporation’s loan yield increased 17 basis points in the third quarter of 2017 compared to the third quarter of 2016 and 8 basis points when comparing the year-to-date periods in both years. Loan interest income increased $480,000, or 8.3%, and $1,278,000, or 7.6%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016.

Loan pricing was challenging in 2016, and continues to be in 2017 as a result of intense competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate or below. The current Prime rate of 4.25% is generally lower than most fixed-rate business and commercial loans, which typically range between 4.00% and 6.00%, depending on term and credit risk. Management is able to price loan customers with higher levels of credit risk at Prime plus pricing, such as Prime plus 0.75%, currently 5.00%. However, there are relatively few of these higher rate loans in the commercial and agricultural portfolios due to the strong credit quality of the Corporation’s borrowers. Competition in the immediate market area is pricing select shorter-term fixed-rate commercial and agricultural lending rates below 4.00% for the strongest loan credits. This current market environment has largely prevented the Corporation from gaining yield on fixed rate commercial and agricultural loans. The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Earnings and yields on the Corporation’s securities increased by 44 basis points for the three months ended September 30, 2017, and 95 basis points for the nine months ended September 30, 2017, compared to the same periods in 2016. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. The Corporation’s taxable securities experienced a 74 basis-point increase in yield for the three months ended September 30, 2017, and a 140 basis-point increase in yield for the nine months ended September 30, 2017, compared to the same periods in 2016. This was largely due to accelerated amortization that caused significantly lower interest income for the first nine months of 2016. Additionally, some security reinvestment in the first nine months of 2017 has been occurring at higher rates and regular amortization has been lower due to the slightly higher interest rate environment. These variables have caused taxable security yields to increase significantly. The yield on tax-exempt securities decreased minimally by five basis points and six basis points for the three and nine months ended September 30, 2017, compared to the same periods in 2016.

Prior to 2017, with short-term rates extremely low and with small rate differences for longer-term deposits, the consumer generally elected to stay short and maintain funds in accessible deposit instruments. During the first nine months of 2017, with higher short-term rates but still low longer-term rates, the customer still prefers keeping balances in both non-interest and interest bearing checking products and savings accounts. In addition to the consumer staying liquid with their available funds, there has been a general trend of funds flowing from time deposit accounts into both non-interest checking, NOW and savings accounts. The average balance of the Corporation’s interest bearing liabilities increased during the three and nine months ended September 30, 2017. The average balance of time deposits declined during these same periods compared to 2016, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits, causing total interest bearing funds to increase. However, with more of the interest bearing funds in the form of NOW, MMDA, and savings accounts the average interest rate paid on these instruments is significantly less than what is paid on time deposits, resulting in less interest expense.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Interest expense on deposits declined by $20,000, or 3.9%, and $130,000, or 8.3%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. Demand and savings deposits reprice in entirety whenever the offering rates are changed. This allows management to reduce interest costs rapidly; however, it becomes difficult to continue to gain cost savings once offering rates decline to these historically low levels. For the third quarter of 2017 and the nine months ended September 30, 2017, the average balances of interest bearing demand deposits increased by $6.9 million, or 3.6%, and $16.6 million, or 9.0%, over the same periods in 2016, while the average balance of savings accounts increased by $23.8 million, or 14.3%, and $25.8 million, or 16.1%, respectively. This increase in balances of lower cost accounts has helped to reduce the Corporation’s overall interest expense in 2017 compared to 2016.

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During the nine months ended September 30, 2017, time deposit balances decreased compared to balances at September 30, 2016. The decrease can be attributed to the lowest rates paid historically on time deposits, which has caused the differential between time deposit rates and rates on non-maturity deposits to be minimal. As a result, customers have elected to keep more of their funds in non-maturity deposits and less funds in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a lower cost and more balanced deposit funding position. The Corporation was able to reduce interest expense on time deposits by $44,000, or 10.6%, for the third quarter of 2017, compared to the same period in 2016, and by $191,000, or 14.7%, for the nine months ended September 30, 2017, compared to the same period in the prior year. Average balances of time deposits decreased by $11.9 million, or 7.2%, and $12.6 million, or 7.4%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. The average annualized interest rate paid on time deposits decreased by five basis points for the three-month period and eight basis points for the nine-month period when comparing both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. Average short-term advances of $2,709,000 and $9,714,000 were utilized in the three and nine months ended September 30, 2017, respectively, while average short-term advances of $10,052,000 and $11,131,000 were utilized in the three and nine months ended September 30, 2016. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. Average total borrowings decreased by $3,782,000, or 5.2%, and $3,117,000, or 4.2%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. Interest expense on borrowed funds was $23,000, or 9.5% higher, and $2,000, or 0.3% lower, for the three and nine-month periods when comparing 2017 to 2016.

For the three months ended September 30, 2017, the net interest spread increased 28 basis points to 3.34%, from 3.06% for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the net interest spread increased 43 basis points to 3.30%, from 2.87% for the same period in 2016. The effect of non-interest bearing funds stayed the same for the three-month period and dropped by one basis point for the nine-month period compared to the same periods in the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go lower, the benefit of non-interest bearing deposits is reduced because there is less difference between non-interest bearing funds and interest bearing liabilities. For example, if an interest checking account with $10,000 earns 1%, the benefit for $10,000 of non-interest bearing deposits is equivalent to $100; but if the interest-checking rate is reduced to 0.20%, then the benefit of the non-interest bearing funds is only $20. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the lower cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses (ALLL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ALLL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a provision expense of $240,000 for the three months ended September 30, 2017, and $450,000 for the nine months ended September 30, 2017, compared to a provision expense of $200,000 for the three months ended September 30, 2016, and $200,000 for the nine months ended September 30, 2016. The analysis of the ALLL takes into consideration, among other things, the following factors:

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

During the nine months ended September 30, 2017, the Corporation recorded provision expense of $450,000 primarily due to higher balances of classified loans and a specific allocation of $98,000 related to an impaired loan. During the first nine months of 2016, the Corporation recorded $200,000 of provision expense. Management closely tracks delinquent, non-performing, and classified loans as a percentage of capital and of the loan portfolio.

As of September 30, 2017, total delinquencies represented 0.46% of total loans, compared to 0.45% as of September 30, 2016. These ratios are extremely low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The prolonged economic downturn, including devaluation of residential and commercial real estate, had stressed these ratios in past periods and the addition of a commercial loan relationship in the first quarter of 2017 had caused an increase in these levels. However, a classified loan relationship that paid off helped to reduce the total classified balances during the third quarter of 2017. The delinquency and classified loan information is utilized in the quarterly ALLL calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. The level of actual charge-offs relative to the amount of recoveries can also have a significant impact on the provision. Management had recoveries that exceeded charge-offs by $16,000 in the first nine months of 2017.

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

In the first nine months of 2017, qualitative factors were adjusted based on current information regarding delinquency, economic conditions, and other factors. Changes in qualitative factors were unchanged for two loan pools, while they increased for four pools and declined for three. Adjustments to the qualitative factors were minor in nature with most changes being only five or ten basis points of adjustment, the lowest amount of adjustment that management will make. The four pools with factor increases were agricultural dairy, credit lines, personal loans, and residential real estate. These increases were due to changes in the trending of those pools including balances, delinquencies, concentrations of credit, and the personnel that handle those loans. Out of these four pools, the two containing the largest balances are agricultural dairy and residential real estate. The dairy industry continues to be impacted by lower milk prices, which lowers the profit margin for these farmers and has impacted delinquencies. Residential real estate balances have grown significantly, especially adjustable rate mortgages, resulting in a higher concentration of residential mortgages.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Management also monitors the allowance as a percentage of total loans. The percentage of the allowance to total loans has increased since September 30, 2016 and December 31, 2016, and remains comparable with the peer group. As of September 30, 2017, the allowance as a percentage of total loans was 1.37%, up from 1.32% at December 31, 2016, and 1.31% at September 30, 2016. Management continues to evaluate the allowance for loan losses in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the allowance for loan losses is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Other Income

Other income for the third quarter of 2017 was $2,622,000, a decrease of $206,000, or 7.3%, compared to the $2,828,000 earned during the third quarter of 2016. For the year-to-date period ended September 30, 2017, other income totaled $7,546,000, a decrease of $1,020,000, or 11.9%, compared to the same period in 2016. The following tables detail the categories that comprise other income.

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended September 30,		Increase (Decrease)
	2017	2016
	$	$	$	%

Trust and investment services	427	344	83	24.1
Service charges on deposit accounts	320	285	35	12.3
Other service charges and fees	328	304	24	7.9
Commissions	583	552	31	5.6
Gains on securities transactions, net	170	464	(294)	(63.4)
Gains on sale of mortgages	510	557	(47)	(8.4)
Earnings on bank owned life insurance	170	210	(40)	(19.0)
Other miscellaneous income	114	112	2	1.8

Total other income	2,622	2,828	(206)	(7.3)

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016
	$	$	$	%

Trust and investment services	1,335	1,104	231	20.9
Service charges on deposit accounts	908	820	88	10.7
Other service charges and fees	986	824	162	19.7
Commissions	1,714	1,611	103	6.4
Gains on securities transactions, net	417	2,130	(1,713)	(80.4)
Gains on sale of mortgages	1,302	1,109	193	17.4
Earnings on bank owned life insurance	514	604	(90)	(14.9)
Other miscellaneous income	370	364	6	1.6

Total other income	7,546	8,566	(1,020)	(11.9)

Trust and investment services income increased $83,000, or 24.1%, and $231,000, or 20.9%, for the three and nine months ended September 30, 2017, compared to the same periods last year. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the third quarter of 2017, traditional trust income increased by $42,000, or 17.5%, while income from alternative investments increased by $41,000, or 39.7%, compared to the third quarter of 2016. For the nine months ended September 30, 2017, traditional trust services income increased by $158,000, or 21.2%, while income from alternative investment services increased by $73,000, or 20.4%, compared to the same period in 2016. Trust income was up for both periods as a result of new business, higher fees, and higher trust valuations. Several new trust accounts were opened in the fourth quarter of 2016 adding revenue beginning in 2017. A new trust fee schedule was implemented in March of 2016, which resulted in more first quarter and year-to-date income in 2017. Trust income was also elevated due to increases in unscheduled executor fee income over both periods of 2016. Lastly, equity markets were up since December 31, 2016, and have continued to increase throughout 2017, which has increased trust valuations and the fees generated from their fair market values.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Service charges on deposit accounts increased by $35,000, or 12.3%, and $88,000, or 10.7%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. Overdraft service charges are the largest component of this category and comprised approximately 80% of the total deposit service charges for the three and nine months ended September 30, 2017. Total overdraft fees increased by $29,000, or 12.8%, and $77,000, or 11.8%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. Management attributes higher overdraft fee income primarily to the growth in deposit accounts and new customers. No changes to Bank fees or policies have occurred. Most of the other service charge areas showed minimal increases or decreases from the prior year.

Other service charges and fees increased by $24,000, or 7.9%, and $162,000, or 19.7%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. The quarterly and year-to-date increase is primarily due to an increase in loan administration fees that were higher by $40,000, or 37.7%, for the three-month period ended September 30, 2017, and $133,000, or 47.8%, for the nine-month period ended September 30, 2017, compared to the same periods in the prior year. A significant increase in mortgage volume is being generated through the mortgage expansion and was the primary reason for these increased fees. Account analysis fees increased by $6,000, or 53.9%, and $23,000, or 86.3%, for the quarter and year-to-date periods ended September 30, 2017, compared to the same periods in the previous year primarily as a result of increased focus on cash management customers and assessing proper fees for the services provided. Partially offsetting these increases, fees for 30-year mortgage originations decreased by $23,000, or 30.5%, and $11,000, or 6.0%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. The other service charges and fees area is expected to continue to grow at a faster pace than other elements of the Corporation’s fees but the percentage increase will decline going forward. Various other fee income categories increased or decreased to lesser degrees making up the remainder of the variance compared to the prior year.

Commissions increased by $31,000, or 5.6%, and $103,000, or 6.4%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. This was primarily caused by debit card interchange income, which increased by $23,000, or 4.8%, and $90,000, or 6.4%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. The interchange income is a direct result of the volume of debit card transactions processed and this income increases as customer accounts increase or as customers utilize their debit cards to a higher degree. Additionally, insurance commissions from Banker’s Settlement Services increased by $7,000, or 30.0%, and $14,000, or 22.6%, for the three and nine months ended September 30, 2017, compared to the same periods in the prior year. The vast majority of the insurance commissions were from residential mortgage transactions.

For the three months ended September 30, 2017, $170,000 of gains on securities transactions were recorded compared to $464,000 for the same period in 2016, a $294,000, or 63.4% decrease. For the nine months ended September 30, 2017, $417,000 of gains on securities transactions were recorded compared to $2,130,000 for the nine months ended September 30, 2016, a $1,713,000, or 80.4% decrease. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses recorded by the Corporation depend heavily on market pricing and the volume of security sales. Generally, the lower U.S. Treasury yields go, the more management will be motivated to pursue taking gains from the sale of securities. However, these market opportunities are evaluated subject to the Corporation’s other asset liability measurements and goals. The yield curve in the first nine months of 2016 provided greater opportunities to take significant gains out of the portfolio than during the first nine months of 2017. Management also executed more gains in the first nine months of 2016 to offset the non-recurring Sub-U.S. Agency amortization of $1,681,000. Market timing was favorable as the bond market was stronger and loan growth was also strong so management did not have to reinvest a significant amount of the proceeds from the sale of securities.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Gains on the sale of mortgages were $510,000 for the three-month period ended September 30, 2017, compared to $557,000 for the same period in 2016, a $47,000, or 8.4% decrease. Gains on the sale of mortgages for the nine months ended September 30, 2017, increased by $193,000, or 17.4%, compared to the same period in 2016. Secondary mortgage financing activity drives the gains on the sale of mortgages, and the activity in the first nine months of 2017 was at increased levels due to the greater marketing efforts of the Corporation’s mortgage area, a slightly improved local economy, as well as attractive mortgage rates. Management anticipates that gains should continue at these higher levels throughout the remainder of 2017, with the continued increased focus to grow the Corporation’s mortgage origination activity, continued low mortgage rates, and expanded adjustable rate mortgage offerings. Most of the Corporation’s recent held for investment mortgage growth has come in the form of 5/1 and 7/1 year adjustable rate mortgages.

For the three months ended September 30, 2017, earnings on bank-owned life insurance (BOLI) decreased by $40,000, or 19.0%, and for the nine months ended September 30, 2017, earnings on BOLI decreased by $90,000, or 14.9%, compared to the same periods in 2016. The decrease was primarily due to declining performance on the grandfathered directors’ life insurance policies, which were initiated prior to 1995 in connection with a previous Directors Deferred Compensation Plan. These director-related policies are not generating as much income due to the age of the directors and structure of the policies. The lower levels of return on these policies will likely continue throughout the remainder of 2017 and into 2018. The amount of BOLI income is generally dependent upon the actual return of the policies, the insurance cost components, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses.

Operating Expenses

Operating expenses for the third quarter of 2017 were $7,647,000, an increase of $899,000, or 13.3%, compared to the $6,748,000 for the third quarter of 2016. For the year-to-date period ended September 30, 2017, operating expenses totaled $22,880,000, an increase of $2,938,000, or 14.7%, compared to the same period in 2016. The following tables provide details of the Corporation’s operating expenses for the three and nine-month periods ended September 30, 2017, compared to the same periods in 2016.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016
	$	$	$	%
Salaries and employee benefits	4,840	4,219	621	14.7
Occupancy expenses	624	555	69	12.4
Equipment expenses	299	276	23	8.3
Advertising & marketing expenses	143	120	23	19.2
Computer software & data processing expenses	575	471	104	22.1
Bank shares tax	215	227	(12)	(5.3)
Professional services	377	380	(3)	(0.8)
Other operating expenses	574	500	74	14.8
Total Operating Expenses	7,647	6,748	899	13.3

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016
	$	$	$	%
Salaries and employee benefits	14,370	12,230	2,140	17.5
Occupancy expenses	1,828	1,584	244	15.4
Equipment expenses	878	811	67	8.3
Advertising & marketing expenses	539	422	117	27.7
Computer software & data processing expenses	1,654	1,345	309	23.0
Bank shares tax	644	680	(36)	(5.3)
Professional services	1,260	1,207	53	4.4
Other operating expenses	1,707	1,663	44	2.6
Total Operating Expenses	22,880	19,942	2,938	14.7

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise 63% of the Corporation’s total operating expenses. For the three months ended September 30, 2017, salaries and benefits increased $621,000, or 14.7%, from the same period in 2016. For the nine months ended September 30, 2017, salaries and benefits increased $2,140,000, or 17.5%, compared to the nine months ended September 30, 2016. Salaries increased by $459,000, or 14.3%, and employee benefits increased by $162,000, or 15.9%, for the three months ended September 30, 2017, compared to the same period in 2016. For the nine months ended September 30, 2017, salary expense increased by $1,528,000, or 16.9%, while employee benefits increased by $611,000, or 19.3%, compared to the nine months ended September 30, 2016. Salary and benefit expenses have grown significantly primarily due to the three new branch locations added in 2016, but also as a result of additional operational positions to support the growth of the Corporation.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Occupancy expenses increased $69,000, or 12.4%, and $244,000, or 15.4%, for the three and nine months ended September 30, 2017, compared to the same periods in the prior year. Building repair and maintenance costs increased by $18,000, or 41.8%, and $85,000, or 84.7%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. Utilities costs increased by $10,000, or 5.9%, and $68,000, or 15.1%, when comparing the three and nine months ended September 30, 2017, to the same periods in the prior year. Lease expense increased by $22,000, or 61.5%, and $59,000, or 63.6%, for the three and nine-month periods in 2017 compared to 2016. Cleaning services increased by $10,000, or 35.0%, and $28,000, or 35.8%, for the three and nine months ended September 30, 2017, compared to the same periods in the prior year. Occupancy expenses were higher for both the quarter and year-to-date periods as a result of projects at existing locations and the expense associated with the three new branch locations and leased office space added during the last half of 2016.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Equipment expenses increased by $23,000, or 8.3%, and $67,000, or 8.3%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. Equipment service contract expenses increased by $16,000, or 24.7%, and $38,000, or 22.2%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. Equipment repair and maintenance costs did not change for the quarterly period in both years, but increased by $15,000, or 48.5%, for the nine months ended September 30, 2017, compared to the same period in the prior year. Other miscellaneous equipment expenses increased by $4,000, or 23.5%, and $27,000, or 74.0%, for the three and nine months ended September 30, 2017, compared to 2016. Partially offsetting these increases, depreciation on furniture and equipment decreased by $3,000, or 1.6%, and $14,000, or 2.6% for the three and nine-month periods in 2017 compared to 2016. In general, furniture and equipment expenses are increasing as a result of the expanded branch and office network.

Advertising and marketing expenses increased by $23,000, or 19.2%, for the three months ended September 30, 2017, compared to the same period in 2016, and increased by $117,000, or 27.7%, for the nine months ended September 30, 2017, compared to the same period in 2016. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses remained the same for the quarter ended September 30, 2017, compared to the third quarter of 2016, but for the nine months ended September 30, 2017, these expenses increased by $84,000, or 31.7%, compared to the year-to-date period in 2016. Public relations expenses increased by $23,000, or 72.1%, for the three months ended September 30, 2017, and $34,000, or 21.7%, for the nine months ended September 30, 2017, compared to the same periods in 2016. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is highly dependent upon the execution of those strategies.

Computer software and data processing expenses increased by $104,000, or 22.1%, for the third quarter of 2017, and $309,000, or 23.0%, for the nine months ended September 30, 2017, compared to the same periods in 2016. Software-related expenses were up $78,000, or 30.3%, and $242,000, or 33.4%, for the three and nine months ended September 30, 2017, compared to the same periods in the prior year, primarily as a result of increased amortization on existing software as well as purchases of new software platforms to support the strategic initiatives of the Corporation. Data processing fees were up $27,000, or 12.3%, and $68,000, or 10.9%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. These fees are likely to continue to increase throughout the remainder of 2017 as new software platforms are installed and the cost of annual maintenance contracts increases and data processing fees increase with the increase in customer transactions.

The Pennsylvania Bank Shares Tax expense decreased $12,000, or 5.3%, and $36,000, or 5.3%, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. Three main factors determine the amount of bank shares tax: the ending value of shareholders’ equity, the ending value of tax-exempt U.S. obligations, and the actual tax rate. The shares tax calculation in 2014 changed to using a year-end balance of shareholders’ equity, less tax-exempt U.S. obligations multiplied by a tax rate of 0.89%. In 2016, as part of the State of Pennsylvania Budget discussions, the Governor proposed a Bank Shares Tax rate increase to 1.25%. Later proposals were 0.99%, and the 0.95% tax rate that was approved. As a result of these budget discussions, in the beginning of 2016 management was accruing for a higher level of PA Bank Shares Tax, which caused the expense for both the three and nine-month periods ended September 30, 2016 to be elevated. Once it was known the Pennsylvania Bank Shares Tax rate was approved at 0.95% for the 2016 PA Bank Shares Tax year, the amount of expense was reduced in the second half of 2016 and throughout 2017.

Other operating expenses increased by $74,000, or 14.8%, and by $44,000, or 2.6%, for the three and nine months ended September 30, 2017 respectively, compared to the same periods in 2016. Loan-related expenses increased by $95,000 for the quarter and by $100,000 for the year-to-date periods when comparing 2017 to 2016. The primary reason for this increase was the implementation of a third party origination loan program which generates revenue from loans referred by another financial institution, with a commission paid to that institution which runs through this other operating expense category. Additionally, fraud-related charge-offs increased by $14,000, or 63.4%, and $45,000, or 50.7%, for the three and nine-month periods ended September 30, 2017, compared to the same periods in the prior year.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Income Taxes

The majority of the Corporation’s income is taxed at a corporate rate of 34% for Federal income tax purposes. For the three and nine months ended September 30, 2017, the Corporation recorded Federal income tax expense of $391,000 and $935,000, compared to tax expense of $445,000 and $1,045,000 for the three and nine months ended September 30, 2016. The effective tax rate for the Corporation was 16.1% for the three months ended September 30, 2017, and 14.0% for the nine months ended September 30, 2017, compared to 17.6% and 15.6% for the same periods in 2016. The Corporation’s effective tax rate has historically been maintained at low levels primarily due to a relatively high level of tax-free municipal bonds held in the securities portfolio. The fluctuation of the effective tax rate will occur as a result of total tax-free revenue as a percentage of total revenue. The lower effective tax rate for the year-to-date period in 2017 was primarily caused by an increase in the Corporation’s tax-free municipal bond portfolio.

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

The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation’s Holding Company has very limited taxable corporate net income activities. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is subject to Pennsylvania Bank Shares Tax. Like Federal Corporate income tax, the Pennsylvania Bank Shares Tax is a significant expense for the Corporation, amounting to $215,000 in the third quarter of 2017 and $644,000 for the nine months ended September 30, 2017, compared to $227,000 and $680,000 for the same periods in 2016. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Securities Available for Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair value. As of September 30, 2017, the Corporation had $320.7 million of securities available for sale, which accounted for 31.7% of assets, compared to 31.3% as of December 31, 2016, and 30.7% as of September 30, 2016. Based on ending balances, the securities portfolio increased 7.6% from September 30, 2016, and 4.1% from December 31, 2016.

The securities portfolio was showing a net unrealized loss of $3,381,000 as of September 30, 2017, compared to an unrealized loss of $7,401,000 as of December 31, 2016, and an unrealized gain of $1,850,000 as of September 30, 2016. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates. The 10-year U.S. Treasury yield was 1.60% as of September 30, 2016, 2.45% as of December 31, 2016, and 2.33% as of September 30, 2017. The lower Treasury rates since December 31, 2016 have caused an improvement in market valuation, which has resulted in the smaller unrealized loss recorded at September 30, 2017 compared to the significant unrealized losses at December 31, 2016.

The table below summarizes the Corporation’s amortized cost, unrealized gain or loss position, and fair value for each sector of the securities available for sale portfolio for the periods ended September 30, 2017, December 31, 2016, and September 30, 2016.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
September 30, 2017
U.S. government agencies	29,107	(460)	28,647
U.S. agency mortgage-backed securities	54,181	(598)	53,583
U.S. agency collateralized mortgage obligations	54,503	(465)	54,038
Corporate bonds	57,384	(248)	57,136
Obligations of states and political subdivisions	123,344	(1,671)	121,673
Total debt securities	318,519	(3,442)	315,077
Marketable equity securities	5,557	61	5,618
Total securities available for sale	324,076	(3,381)	320,695

December 31, 2016
U.S. government agencies	33,124	(863)	32,261
U.S. agency mortgage-backed securities	56,826	(957)	55,869
U.S. agency collateralized mortgage obligations	38,737	(801)	37,936
Corporate bonds	52,928	(837)	52,091
Obligations of states and political subdivisions	128,428	(3,998)	124,430
Total debt securities	310,043	(7,456)	302,587
Marketable equity securities	5,469	55	5,524
Total securities available for sale	315,512	(7,401)	308,111

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

Interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income securities portfolio. There are also a number of other market factors that impact bond prices. It is likely the Federal Reserve will act to increase rates one more time during 2017. During 2016, there was increased foreign market turmoil with several major European countries experiencing negative yields for mid and longer term notes. This resulted in foreign investors seeking U.S. Treasury debt as a safe haven and drove U.S. Treasury yields to new record lows early in the third quarter of 2016. Treasury rates increased significantly during the third and fourth quarters of 2016. The Treasury rates ran up to a 2017 high in March and then slowly retreated until hitting lows in early September. Since then Treasury rates have slowly increased and are likely to increase throughout the fourth quarter in anticipation of a December Federal Reserve rate increase. The trend of the U.S. leading economic indicators is more supportive of a Federal Reserve rate increase than they were earlier in the year. Beyond interest rate movements, there are also a number of other factors that influence bond pricing including regulatory changes, financial performance of issuers, changes to credit rating of insurers of bonds, changes in market perception of certain classes of securities, and many more. Management monitors the changes in interest rates and other market influences to assist in management of the securities portfolio.

Any material increase in market interest rates would have a negative impact on the market value of the Corporation’s debt securities. The impact will vary according to the length and structure of each sector. The Federal Reserve increased the Fed funds rate by 25 basis points in December of 2015, December of 2016, March of 2017, and June of 2017, with the likelihood of an additional increase in December of 2017. While management is planning for mid-term and long-term interest rates to increase throughout the remainder of 2017, it is possible they would not increase to the same magnitude that short-term rates will increase resulting in an even flatter yield curve. The municipal bond sector is the largest of the portfolio and, as a result, management will closely monitor the 10-year U.S. Treasury yield due to its impact on these securities. The other sectors of the portfolio have shorter lives and duration and would be more influenced by the 2-year and 5-year U.S. Treasury rates. It is anticipated that the current unrealized losses could grow if market rates do increase during the remainder of the year, either in anticipation of a Federal Reserve rate move, or after the next rate move.

After four consecutive quarters of declines ending on September 30, 2016, the Corporation’s effective duration increased in the final two quarters of 2016 and first quarter of 2017 due primarily to a higher level of municipal bonds in the securities portfolio. However, due to selective sales of longer duration securities, the duration did decline in the second and third quarters of 2017. Effective duration is a measurement of the length of the securities portfolio with a higher level indicating more length and more exposure to an increase in interest rates. The securities portfolio base case effective duration was as low as 2.8 as of September 30, 2016. Since then it has increased to 3.3 as of September 30, 2017. Duration is expected to remain stable or decline slightly throughout the remainder of 2017. It will be more difficult to reduce duration materially since management has increased the percentage of municipal holdings in the portfolio. While the percentage of longer duration municipal bonds has grown, the types of new municipal bond instruments being purchased generally have better rates-up performance than those municipal bonds being sold. Therefore, the same duration can be maintained despite a higher element of municipal securities. Management also continues to utilize a large cash position outside of the portfolio, as well as lower duration corporate bonds to offset the duration of the longer municipal bonds.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Management’s actions to maintain reasonable effective duration of the securities portfolio are part of a broader asset liability plan to continually work to mitigate future interest rate risk and fair value risk to the Corporation. Part of that strategy is to retain higher levels of cash and cash equivalents to increase liquidity and provide an immediate hedge against higher interest rates and fair value risk. However, despite taking actions to mitigate the Corporation’s future risk, these risks are inherent to the banking model. Unrealized gains and losses on securities will vary significantly according to market forces. Management’s focus will continue to be on the long-term performance of these securities. While management has and will continue to take gains from the portfolio when opportunities exist, the broader securities strategy remains to buy and hold debt securities until maturity. Because market interest rates were generally rising since September 30, 2016, gains from the sales of securities did decline significantly.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book value of $5.3 million. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price. The Corporation also has a small portfolio of bank stocks with a book value of $307,000 and fair market value of $368,000 as of September 30, 2017. The equity holdings make up 1.8% of the Corporation’s securities available for sale.

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

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending
	September 30, 2017		December 31, 2016		September 30, 2016
	$	%	$	%	$	%

U.S. government agencies	28,647	8.9	32,261	10.5	33,077	11.1
U.S. agency mortgage-backed securities	53,583	16.7	55,869	18.1	50,191	16.8
U.S. agency collateralized mortgage obligations	54,038	16.9	37,936	12.3	35,038	11.8
Corporate debt securities	57,136	17.8	52,091	16.9	53,909	18.1
Obligations of states and political subdivisions	121,673	37.9	124,430	40.4	119,967	40.2
Equity securities	5,618	1.8	5,524	1.8	5,957	2.0

Total securities	320,695	100.0	308,111	100.0	298,139	100.0

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

Since September of 2016, the most significant change occurring within the Corporation’s securities portfolio was an increase in U.S. agency collateralized mortgage obligations (CMOs), and a decrease in U.S. government agency securities.

The Corporation’s U.S. government agency sector decreased by $4.4 million, or 13.4%, since September 30, 2016, with the weighting decreased from 11.1% of the portfolio to 8.9%. In the past, management’s goal was to maintain agency securities at approximately 15% of the securities portfolio. In the current rate environment, management is comfortable maintaining agencies at a level of approximately 10% of the portfolio. This sector is also important in maintaining adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as a foundational portion of the portfolio.

The Corporation’s U.S. agency MBS and CMO sectors have increased in total since September 30, 2016, and the weightings have changed with significantly more CMOs and only slightly more MBS as of September 30, 2017, compared to September 30, 2016. The Corporation’s CMO portfolio has increased by $19.0 million, or 54.2%, while MBS balances have only increased by $3.4 million, or 6.8%, when comparing September 30, 2017, to balances at September 30, 2016. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS and CMO securities is reasonably stable and as a group is significant, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities.

As of September 30, 2017, the fair value of the Corporation’s corporate bonds increased by $3.2 million, or 6.0%, from balances at September 30, 2016. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. In the prolonged period of historically low interest rates, the municipal bond sector has far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. Due to purchases, the fair market value of municipal holdings has increased by $1.7 million, or 1.4%, from September 30, 2016 to September 30, 2017. Municipal bonds represented 37.9% of the securities portfolio as of September 30, 2017, compared to 40.2% as of September 30, 2016. The Corporation’s investment policy limits municipal holdings to 125% of Tier 2 capital. As of September 30, 2017, municipal holdings amounted to 109% of Tier 2 capital.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

By policy, management is to identify and recommend whether to hold or sell securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase, or below investment grade. Management monitors the security ratings on a monthly basis and reviews quarterly with the Board of Directors. Management, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines or below investment grade based on the expectation of recovery of market value or improved performance. At this time management has elected, and the Board has approved, holding all securities that have fallen below initial policy guidelines. As of September 30, 2017, no securities have fallen below investment grade.

As of September 30, 2017, nineteen of the thirty-three corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 99.1% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of September 30, 2017, all but three of the corporate bonds had at least one A3 or A- rating by one of the two predominate credit rating services, Moody’s and S&P. The three unrelated corporate bonds, with a total book value of $6.7 million, did not have an A3 or A- rating as of September 30, 2017. These bonds were all rated Moody’s Baa1 and S&P BBB+, which are two levels above the minimum required to be considered investment grade. Management conducts ongoing monitoring of these bonds and has chosen to continue to hold these bonds with Board approval. In addition, there are twelve corporate bond instruments that have split ratings with the highest rating within the Corporation’s initial purchase policy guidelines and the lower rating outside of management guidelines, but all are still investment grade. The twelve bonds have a book value of $20.0 million with a $57,000 unrealized loss as of September 30, 2017. Management conducts ongoing monitoring of these bonds with the Board approving holding these securities on a quarterly basis. Currently, there are no indications that any of these bonds would discontinue contractual payments.

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of September 30, 2017, no municipal bonds carried a credit rating under these levels.

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

Loans

Net loans outstanding increased by 3.1%, to $576.0 million at September 30, 2017, from $558.5 million at September 30, 2016. Net loans increased by 2.1%, an annualized rate of 2.8%, from $564.0 million at December 31, 2016. The following table shows the composition of the loan portfolio as of September 30, 2017, December 31, 2016, and September 30, 2016.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	September 30,		December 31,		September 30,
	2017		2016		2016
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	90,468	15.5	86,434	15.2	87,676	15.5
Agriculture mortgages	150,269	25.8	163,753	28.7	167,531	29.7
Construction	18,762	3.2	24,880	4.4	28,796	5.1
Total commercial real estate	259,499	44.5	275,067	48.3	284,003	50.3

Consumer real estate (a)
1-4 family residential mortgages	168,984	29.0	150,253	26.3	143,066	25.3
Home equity loans	11,457	2.0	10,391	1.8	10,537	1.9
Home equity lines of credit	57,991	9.9	53,127	9.3	50,251	8.9
Total consumer real estate	238,432	40.9	213,771	37.4	203,854	36.1

Commercial and industrial
Commercial and industrial	41,724	7.1	42,471	7.4	41,705	7.4
Tax-free loans	19,632	3.4	13,091	2.3	11,485	2.0
Agriculture loans	18,487	3.2	21,630	3.8	19,363	3.4
Total commercial and industrial	79,843	13.7	77,192	13.5	72,553	12.8

Consumer	5,166	0.9	4,537	0.8	4,663	0.8

Total loans	582,940	100.0	570,567	100.0	565,073	100.0
Less:
Deferred loan fees (costs), net	(1,137)		(1,000)		(895)
Allowance for loan losses	8,028		7,562		7,435
Total net loans	576,049		564,005		558,533

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $90,123,000 as of September 30, 2017, $66,767,000 as of December 31, 2016, and $59,506,000 as of September 30, 2016.

There was moderate growth in the loan portfolio since September 30, 2016, and December 31, 2016. A decline in agricultural mortgages and construction lending secured by commercial real estate between December 31, 2016 and September 30, 2017 offset a large portion of the growth occurring in other areas of the portfolio, resulting in somewhat slower growth. Commercial real estate loans saw a decline in balances with increases in consumer real estate loans and commercial and industrial loans more than offsetting this decrease. The biggest decline in the commercial real estate sector has been in agricultural mortgages, which declined due to a reorganization of the Bank’s agricultural lending team, increased competitive pressures, including new market entrants, and headwinds in the agricultural marketplace impacting dairy farmers and poultry producers. In the consumer real estate sector, 1-4 family residential mortgages increased due to the expansion of the Corporation’s mortgage division and successful efforts to expand the product line and increase the sales force to capture a greater share of the local mortgage market. Home equity lines of credit have grown in response to the low interest rate environment encouraging customers to utilize variable rate consumer borrowings in conjunction with an attractive six-month introductory rate of 1.99%, which the Corporation has offered for all of 2016 and during the first nine months of 2017.

In terms of all loans secured by real estate, the total of all categories of real estate loans comprises 85.4% of total loans as of September 30, 2017. At $259.5 million, commercial real estate is the largest category of the loan portfolio, consisting of 44.5% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans decreased from $284.0 million as of September 30, 2016, to $259.5 million as of September 30, 2017, a $24.5 million, or 8.6% decrease.

The decline in commercial real estate loans has primarily been in those secured by farmland as well as a decline in construction loans partially offset by a small increase in commercial mortgages. Agricultural mortgages decreased $17.2 million, or 10.3% from $167.5 million as of September 30, 2016, to $150.3 million as of September 30, 2017. The decline in agricultural mortgages was caused by a combination of new agricultural lending competition in Lancaster County and weaker milk and egg pricing for farmers. Low dairy, egg, and poultry prices are constraining local farmers from expanding operations presently. Approximately 45% of the Corporation’s agricultural purpose loans support dairy operations while another 25% are either broiler or egg producers. The pipeline for new agricultural mortgages slowed in the second half of 2016 and did not pick up over the winter months leading into the spring of 2017. Management believes the present level of agricultural mortgages will remain flat until conditions improve for farmers in the local market area and pricing pressures from additional market entrants subside.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Commercial mortgages were the most stable sector within the commercial real estate area with a small percentage increase from the prior year period. Commercial mortgages increased by $2.8 million, or 3.2%, from September 30, 2016 to September 30, 2017, with new loan production outpacing normal principal payments and paydowns and payoffs. The commercial real estate market environment is showing slow growth in the Corporation’s market area but more competition is vying for this business. Management would expect commercial real estate loans to remain stable as a percentage of the Corporation’s loans as we move through the last quarter of 2017.

The Corporation experienced declines in commercial construction as a number of construction projects completed and were converted into permanent financing. The Corporation did not originate any new large construction contracts to replace those that rolled off. Management was experiencing some demand for smaller residential builds like construction on existing lots but no new large scale projects. Commercial construction loans decreased by $10.0 million, or 34.8%, from September 30, 2016 to September 30, 2017.

Consumer real estate loans make up 40.9% of the total loan portfolio with balances of $238.4 million as of September 30, 2017, a marked increase from 36.1% of the portfolio as of September 30, 2017. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 70.9% of total residential real estate loans and 29.0% of total loans, up from 70.2% and 25.3% respectively, as of September 30, 2016. Traditional 10 to 20-year personal mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio. During 2016 and through the first nine months of 2017, the Corporation experienced significant increases in both portfolio and secondary market production. The volume of residential mortgage production since September 30, 2016, led to an 18.1% increase in 1-4 family residential mortgage balances along with a significant shift from fixed rate loans to interim adjustable rate mortgages (ARMs), climbing from 26% of the residential loan portfolio as of September 30, 2016, to 36% at September 30, 2017. This shift in production has decreased the Bank’s interest rate risk profile and this trend is expected to continue throughout the remainder of 2017. Total personal residential mortgage balances increased by $25.9 million, or 18.1%, from September 30, 2016 to September 30, 2017, and $18.7 million, or 12.5%, from December 31, 2016 to September 30, 2017.

The Corporation generally only holds 10 to 20-year fixed rate mortgages, or mortgages with an initial fixed rate period of 10 years or less (adjustable rate mortgages), and will sell any mortgage originated over a 20-year fixed rate term.  The majority of the fixed rate mortgages are sold with servicing retained.  In the first nine months of 2017, purchase money origination constituted 66% of the Corporation’s mortgage originations with construction-only and construction-permanent loans making up 34% of that.  The growth of the Corporation’s held-for-investment portfolio continued to be concentrated in its ARM products; ARM balances were $18.0 million, or 42.2% higher compared to December 31, 2016, while the fixed rate balances dropped by $5.7 million, or 7.5%, during the same time period for net growth of $12.3 million in the residential portfolio.   Similar in nature to 2016 trends, 68% of all ARMs booked were 7/1 ARMs, 28% were 5/1 ARMs, and 4% were 3/1 ARMs.  The ARM product is beneficial to the Corporation as it limits the interest rate risk to a much shorter time period.  The ARM loans have continued to grow rapidly as a percentage of the portfolio, amounting to over 46% of the total personal mortgages held by the Corporation as of September 30, 2017.  As of September 30, 2017, the Corporation had $60.5 million of ARMs held in the portfolio. Management expects internal mortgage loan production to continue to develop throughout the remainder of 2017 as the Corporation focuses on strategically growing this area of the portfolio.

Second mortgages and home equity loans, fixed or variable rate, make up the remainder of the Corporation’s residential real estate loans. The purposes of these loans can vary but for this analysis the loan type and form of lien and collateral govern the placement of these loans under home equity loans. Requests for fixed-rate home equity loans have been very light during this prolonged period of historically low rates, while home equity lines of credit, which float on the Prime rate, have been the preferred home equity financing. The growth of the Corporation’s home equity lines of credit accelerated during 2016 and in the first nine months of 2017 as a result of an attractive HomeLine product with a low introductory rate of 1.99% for six months. After that period, the home equity line would revert to Prime or Prime plus a margin depending on the strength of the borrower. Home equity lines of credit increased from $50.3 million on September 30, 2016, to $58.0 million on September 30, 2017, a $7.7 million, or 15.3% increase.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation continues to offer the low 1.99% six-month introductory rate on the HomeLine product and expects similar growth to occur throughout the remainder of 2017. This trend is likely to slow down if the Prime rate continues to increase over time. It is expected that when the Federal Reserve acts to increase the overnight rate again, and the Prime rate increases, the reaction will be that floating rate loans will become less attractive to borrowers who will act to protect themselves against further rate increases by converting to a fixed rate loan. Since September 30, 2016, the fixed rate home equity loans have increased by $0.9 million, or 8.7%, and are expected to increase slightly throughout the remainder of 2017 given the likelihood of one more Federal Reserve rate increase. Management anticipates moderate growth in the residential real estate area throughout the remainder of 2017 as longer term rates have remained lower than anticipated and management continues to add resources in an effort to further expand the mortgage department, which remains an area of strategic focus for the Corporation.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These commercial and industrial loans, referred to as C&I loans, are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The Corporation’s security position as to these loans can be further strengthened by obtaining the personal guarantees of the owners. This is a preferred approach to commercial accounts as it allows the Corporation to pursue assets of the owner in addition to assets of the commercial entity. Management can also obtain additional collateral by securing the inventory of the business. The portfolio of all types of C&I loans showed an increase of $7.3 million, or 10.0%, from September 30, 2016 to September 30, 2017. As of September 30, 2017, this category of commercial loans was made up of $41.7 million of C&I loans (outside of tax-free and agricultural loans), $19.6 million of tax-free loans, and $18.5 million of agriculture loans. In the case of the Corporation, all of the $19.6 million of tax-free loans are to local municipalities. C&I loans remained unchanged since September 30, 2016, tax-free loans increased by $8.1 million, or 70.9%, and agriculture loans decreased by $0.9 million, or 4.5%, compared to balances at September 30, 2016. The increase in tax-free loans occurred as a result of scheduled draws on tax-free loans to several municipalities originated in 2016.

The consumer loan portfolio increased to $5.2 million at September 30, 2017, from $4.7 million at September 30, 2016. Consumer loans made up 0.9% of total loans on September 30, 2017, and 0.8% of loans on September 30, 2016. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Slightly higher demand for unsecured credit is just slightly outpacing principal payments on existing loans resulting in the small increase in balances. Management anticipates that the Corporation’s level of consumer loans will likely remain stable as a percentage of the portfolio, as the need for additional unsecured credit is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2017	2016	2016
	$	$	$

Nonaccrual loans	687	721	805
Loans past due 90 days or more and still accruing	254	384	666
Troubled debt restructurings	263	—	—
Total non-performing loans	1,204	1,105	1,471

Other real estate owned	—	—	—

Total non-performing assets	1,204	1,105	1,471

Non-performing assets to net loans	0.21%	0.20%	0.26%

The total balance of non-performing assets decreased by $267,000, or 18.2%, from September 30, 2016 to September 30, 2017, and increased by $99,000, or 9.0%, from December 31, 2016 to September 30, 2017. The decrease from the prior year was primarily due to lower levels of non-accrual loans and loans past due 90 days or more partially offset by the addition of one agriculture loan restructured in the second quarter of 2017 that is now considered a troubled debt restructuring (TDR). The loan is considered a TDR because the borrower was granted a six-month interest-only period on this loan. The decrease in non-accrual loans was due to pay downs received on a business mortgage causing a reduction in outstanding balance on this loan. Additionally, loans past due 90 days or more and still accruing decreased by $412,000 primarily due to loans that were previously past due being brought current due to payments received. Management continues to monitor delinquency trends and the level of non-performing loans closely. At this time, management believes that the potential for material losses related to non-performing loans is increasing with the level of classified loans increasing from the lower levels experienced in 2016.

There was no other real estate owned (OREO) as of September 30, 2017, December 31, 2016, or September 30, 2016.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the nine-month periods ended September 30, 2017 and September 30, 2016. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30,
	2017	2016
	$	$

Balance at January 1,	7,562	7,078
Loans charged off:
Real estate	—	—
Commercial and industrial	14	23
Consumer	16	24
Total charged off	30	47

Recoveries of loans previously charged off:
Real estate	(20)	(10)
Commercial and industrial	(21)	(185)
Consumer	(5)	(9)
Total recovered	(46)	(204)
Net loans recovered	(16)	(157)

Provision charged to operating expense	450	200

Balance at September 30,	8,028	7,435

Net recoveries as a % of average total loans outstanding	(0.00% )	(0.03% )

Allowance at end of period as a % of total loans	1.37%	1.31%

Charge-offs for the nine months ended September 30, 2017, were $30,000, compared to $47,000 for the same period in 2016. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first nine months of 2017 and 2016, only small loans classified as commercial and industrial loans as well as several small consumer loans were charged off. Recoveries exceeded charge-offs in the nine months ended September 30, 2017, as well as 2016. In 2017, several recoveries on commercial and industrial loans as well as consumer loans were received and in the nine months ended September 30, 2016, a large commercial and industrial recovery was received as well as small real estate and consumer recoveries resulting in the net recovery position for the year-to-date periods.

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

The Corporation’s level of classified loans on September 30, 2017, was up $7.1 million, or 51.1%, from the balance as of September 30, 2016. The Corporation’s total classified loans based on outstanding balances were $21.0 million as of September 30, 2017, $14.2 million as of December 31, 2016, and $13.9 million as of September 30, 2016. Total classified loans did not materially increase until the first quarter of 2017 when a large business relationship with over $5 million of loan balances was classified as substandard. In addition, a $2 million agricultural relationship was also placed on substandard in March 2017. These two reclassifications were responsible for a $7 million increase in classified loans from December 31, 2016 to March 31, 2017. In April of 2017, the Corporation received a $1.7 million payoff on the $2 million substandard agricultural relationship. Classified loans grew further in the second quarter as two agricultural relationships with balances of $3.3 million were classified as substandard, along with two business customers with $2 million of loan balances. During the third quarter of 2017, payoffs were received on two classified loan relationships resulting in a decline in classified loans between June 30, 2017, and September 30, 2017.

Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. There was $98,000 of specifically allocated allowance against the classified loans as of September 30, 2017, and no specific allocation as of December 31, 2016, or September 30, 2016. Classified loans could require larger provision amounts due to a higher potential risk of loss, so as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation continues to experience very low net charge-off percentages due to strong credit practices. For the first nine months of 2017 and 2016, there were more recoveries than charge-offs resulting in a net recovery position. Management continually monitors delinquencies, classified loans, and non-performing loans closely in regard to how they may impact charge-offs in the future. Management does anticipate charging off one commercial loan in the fourth quarter of 2017 that was on non-accrual status as of September 30, 2017. Management anticipates that charge-off to be approximately $275,000. The particular business has not been operating since 2016 and the property is expected to go to sheriff sale in the first quarter of 2018. Management is not aware of any other significant charge-offs that could occur in the fourth quarter of 2017. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

The allowance as a percentage of total loans was 1.37% as of September 30, 2017, 1.32% as of December 31, 2016, and 1.31% as of September 30, 2016. Management anticipates that the allowance percentage will remain fairly stable during the remainder of 2017, as the allowance balance is increased with additional provision expense to account for loan growth throughout the year. It is typical for the allowance for loan losses to contain a small amount of excess reserves. Management desires that the amount of excess reserve in the allowance for loan losses be maintained between 5% and 10%. The excess reserve stood at 5.8% as of September 30, 2017.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $1.6 million, or 7.0%, to $24.4 million as of September 30, 2017, from $22.8 million as of September 30, 2016. As of September 30, 2017, $1,285,000 was classified as construction in process compared to $156,000 as of September 30, 2016. Fixed assets increased as a result of the Corporation’s eleventh full-service branch office opened in Morgantown, PA and the limited-service location opened in Georgetown, PA, both in the third quarter of 2016. Additionally, fixed assets increased due to assets deployed at a temporary location opened in Strasburg, PA, and the land purchased to build the permanent location also in Strasburg, PA, both in the first quarter of 2017. Premises and equipment, specifically construction in process, will continue to grow during 2017 as construction proceeds on the Corporation’s new Strasburg, PA branch office.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $6.1 million of regulatory stock holdings as of September 30, 2017, consisted of $5.9 million of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding FHLB borrowings and mortgage activity. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $5.9 million on September 30, 2017, $5.2 million on December 31, 2016, and $5.0 million on September 30, 2016, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

The FHLB of Pittsburgh has paid a quarterly dividend since the resumption of their dividend in the first quarter of 2012. In the first two quarters of 2016, FHLB dividend yield was 5.00% annualized on activity stock and 3.00% annualized on membership stock. The stock declarations made by FHLB of Pittsburgh in the third and fourth quarters of 2016 and the first, second, and third quarters of 2017, is at a 5.00% annualized yield on activity stock and 2.00% annualized yield on membership stock. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. Management continues to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a dividend.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Deposits

The Corporation’s total ending deposits increased by $21.3 million, or 2.6%, and $46.2 million, or 5.8%, from December 31, 2016, and September 30, 2016, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity markets continued to lead customers to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since September 30, 2016, with the changes being a $41.1 million, or 15.8% increase in non-interest bearing demand deposit accounts, a $2.5 million, or 11.6% decrease in interest bearing demand accounts, a $13.7 million, or 14.9% decrease in NOW balances, a $13.1 million, or 15.3% increase in money market balances, a $21.1 million, or 12.6% increase in savings account balances, and a $9.8 million, or 6.2% decrease in time deposit balances.

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

The Deposits by Major Classification table, shown below, provides the balances of each category for September 30, 2017, December 31, 2016, and September 30, 2016.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2017	2016	2016
	$	$	$

Non-interest bearing demand	301,978	280,543	260,873
Interest bearing demand	19,279	20,108	21,799
NOW accounts	78,061	85,540	91,719
Money market deposit accounts	99,235	93,943	86,096
Savings accounts	188,015	175,753	166,904
Time deposits	148,513	156,381	158,300
Brokered time deposits	3,744	5,223	6,969
Total deposits	838,825	817,491	792,660

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of September 30, 2017, time deposit balances, excluding brokered deposits, had decreased $7.9 million, or 5.0%, and $9.8 million, or 6.2%, from December 31, 2016 and September 30, 2016, respectively. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas. Management anticipates that the recent declines in time deposits will likely continue until interest rates increase and cause more of a separation between longer-term rates and overnight rates.

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

Borrowings

Total borrowings were $68.4 million, $69.6 million, and $75.8 million as of September 30, 2017, December 31, 2016, and September 30, 2016, respectively. Of these amounts, $8.3 million, and $12.1 million reflect short-term funds for December 31, 2016, and September 30, 2016, respectively, with no short-term funds outstanding as of September 30, 2017. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $68.4 million as of September 30, 2017, $61.3 million as of December 31, 2016, and $63.8 million as of September 30, 2016. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances at September 30, 2017, December 31, 2016, and September 30, 2016. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances typically at rate savings. More recently, with interest rates rising, it is becoming increasingly difficult to fund new borrowings at rates lower than the maturing borrowings. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of September 30, 2017, the Corporation was significantly under this policy guideline at 6.8% of asset size with $68.4 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of September 30, 2017, the Corporation was significantly under this policy guideline at 67.8% of capital with $68.4 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings well within these policy guidelines throughout all of 2016 and through the first nine months of 2017.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $349.8 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels. The Corporation, as well as the Bank, as the solely owned subsidiary of the Corporation, maintains capital ratios well above those minimum levels. The risk-weighted capital ratios are calculated by dividing capital by total risk-weighted assets. Regulatory guidelines determine the risk-weighted assets by assigning assets to specific risk-weighted categories. The calculation of tier I capital to risk-weighted average assets does not include an add-back to capital for the amount of the allowance for loan losses, thereby making this ratio lower than the total capital to risk-weighted assets ratio.

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of September 30, 2017	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	15.4%	8.0%	10.0%
Bank	15.2%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	14.2%	6.0%	8.0%
Bank	14.0%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	14.2%	4.5%	6.5%
Bank	14.0%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.2%	4.0%	5.0%
Bank	10.1%	4.0%	5.0%

As of December 31, 2016
Total Capital to Risk-Weighted Assets
Consolidated	15.2%	8.0%	10.0%
Bank	15.0%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	14.1%	6.0%	8.0%
Bank	13.9%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	14.1%	4.5%	6.5%
Bank	13.9%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	10.2%	4.0%	5.0%
Bank	10.1%	4.0%	5.0%

As of September 30, 2016
Total Capital to Risk-Weighted Assets
Consolidated	15.3%	8.0%	10.0%
Bank	15.1%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	14.2%	6.0%	8.0%
Bank	14.0%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	14.2%	4.5%	6.5%
Bank	14.0%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.4%	4.0%	5.0%
Bank	10.2%	4.0%	5.0%

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

The Corporation’s dividends per share for the nine months ended September 30, 2017, were $0.84, 3.7% higher than the $0.81 per share dividend in the first nine months of 2016. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier I capital to average assets between 10.0% and 12.0%. The Corporation’s current tier I capital ratio is 10.2%. As a secondary measurement, the capital plan also targets a long-term dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, the Corporation’s goal is to maintain and target a payout ratio within this range. For the nine months ended September 30, 2017, the payout ratio was 41.8%. Management’s goal is to maintain all regulatory capital ratios at current levels. Future dividend payout ratios are dependent on the future level of earnings and other factors that impact the level of capital.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of September 30, 2017, the Corporation showed an unrealized loss, net of tax, of $2,232,000, compared to an unrealized loss of $4,885,000 at December 31, 2016, and an unrealized gain of $1,221,000 as of September 30, 2016. These unrealized gains and losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. No impairment was recorded in the nine months ended September 30, 2017, or in the same prior year period. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

The proposed rules would have also modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposures into two categories in order to determine the applicable risk weight. In response to commenter concerns about the burden of calculating the risk weights and the potential negative effect on credit availability, the final rules do not adopt the proposed risk weights but retain the current risk weights for mortgage exposures under the general risk-based capital rules.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

September 30,
2017
$
Commitments to extend credit:
Revolving home equity	75,381
Construction loans	16,283
Real estate loans	51,194
Business loans	101,488
Consumer loans	1,080
Other	4,404
Standby letters of credit	11,086

Total	260,916

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The six-month and one-year gap ratios were within guidelines at September 30, 2017, and the three and five-year gap ratios were higher than corporate policy guidelines due primarily to higher cash levels and faster loan prepayment speeds resulting in more assets maturing within the stated timeframes. The three-year ratio was 143.1%, and five-year was 142.1%, compared to upper policy guidelines of 125% and 115%, respectively. All of the gap ratios are higher than the ratios as of December 31, 2016. Given the fact that we are already in a rising interest rate cycle with the likelihood of higher rates in both the near and long term forecasts, the elevated gap ratios would be beneficial to the Corporation. Management believes the current gap ratios are appropriate and will continue to monitor all gap ratios to ensure proper positioning for future interest rate cycles.

Management has been maintaining higher levels of cash and cash equivalents to assist in offsetting the Corporation’s relatively long securities portfolio, which has helped to increase the gap ratios. The strategy of maintaining higher cash levels to improve gap ratios and act as an immediate hedge against liquidity risk and interest rate risk is expected to continue until the securities portfolio is materially shorter in duration. The Corporation’s securities portfolio measurements of duration and price volatility had been increasing between the third quarter of 2016 and the first quarter of 2017 due to the natural extension of MBS and CMO securities as interest rates rise, and the higher levels of long municipal securities held in the portfolio. However, the securities duration and price volatility did decline during the second and third quarters of 2017, and are expected to decline further, due to selective sales of longer duration securities and natural aging of the portfolio. Since June 30, 2017 management has been selling longer duration municipal bonds and U.S. agencies, while purchasing shorter duration taxable securities including some floating rate instruments to better position the Corporation for higher rates.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

It is likely that short term rates will increase further during the remainder of 2017, so management’s current position is to maintain high maturity gap percentages in preparation for higher rates, with a goal of reducing the 3 year and 5 year gap ratios once several additional Federal Reserve rate increases occur. Ideally, management would like to have all gap ratios back within guidelines when the approximate midpoint of the rates up cycle is reached. While higher gap ratios help the Corporation when interest rates do rise, the risk in maintaining high gap percentages is that, should interest rates not rise, management will have excess liquidity at lower short term rates. This is referred to as opportunity risk, whereby lower levels of income are being achieved than desired. Carrying high gap ratios in the current environment could also bring on an increased level of repricing risk should interest rates decrease, which could negatively impact the Corporation’s interest income and margin.

The risk of liabilities repricing at higher interest rates is increasing slightly in the present environment as the Corporation has begun to increase some deposit rates minimally. However, a large portion of the Corporation’s deposits are core deposits with little or no repricing expected to occur in the near future. The remainder of the Corporation’s maturing liabilities made up of time deposits and borrowings are generally repricing to slightly higher interest rates. The Corporation’s average cost of funds was 34 basis points as of September 30, 2017, which is very low from an historic perspective. However, this cost of funds will likely begin to increase slightly throughout the remainder of 2017. The average cost of funds includes the benefit of non-interest bearing demand deposit accounts. The Corporation’s cost of funds was 33 basis points as of December 31, 2016, and 35 basis points as of September 30, 2016. The cost of funds savings slowed during 2017, with the low of 31 basis points reached in March 2017. Since then the cost of funds has increased 3 basis points to 34 basis points. Given a higher level of liabilities repricing now management would expect the cost of funds to increase at a slightly faster pace going forward.

Deposits have not been very rate sensitive for a number of years as a result of the limited desirable rates available to the deposit customer. However, should market interest rates rise further in the remainder of 2017 and during 2018, customer behavior patterns would change and deposits would be more rate sensitive with a portion potentially leaving the Corporation. The Corporation has experienced a steady growth in both non-interest bearing and interest bearing funds during this historically low interest rate environment and this trend continued throughout the first nine months of 2017. This trend can partially be attributed to the market disruption that occurred in 2016 as a result of recent large local bank mergers that greatly impacted the Corporation’s market area.

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

The Corporation’s net interest margin is improving from levels in the previous quarter, primarily as a result of the Federal Reserve rate increase in March and June of 2017. Management’s future asset liability decisions will be dependent upon improvements in asset yield as well as the expected timing of further short-term rate increases. Management expects that the gap ratios will remain within or above the established guidelines throughout the remainder of 2017.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of September 30, 2017, the Corporation was within guidelines for all of the above measurements except the securities portfolio liquidity as a percentage of the portfolio and as a percentage of total assets. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 15% and 25% of the total portfolio and between 4% and 8% of total assets and as of September 30, 2017, these cash flows represented 5.7% of the portfolio, and 1.8% of total assets, under the lower guidelines. When factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 13.5% of the portfolio, slightly under the policy guideline of 15% - 25%, and 4.3% of total assets, also below the policy guideline of 6% - 10%.

It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management carried an average of approximately $40 million of cash and cash equivalents on a daily basis throughout the first nine months of 2017, with an ending balance of $44.2 million on September 30, 2017, and expects this will continue in the near future. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of September 30, 2017. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

As a result of the many assumptions, this information should not be relied upon to predict future results. Additionally, both of the analyses discussed below do not consider any action that management could take to minimize or offset the negative effect of changes in interest rates. These tools are used to assist management in identifying possible areas of risk in order to address them before a greater risk is posed. Personnel perform an in-depth annual validation and a quarterly review of the settings and assumptions used in the model to ensure reliability of the forecast results. In addition to the annual validation review, management also engages a third party every three years to obtain a complete external review of the model. That review was completed in the third quarter of 2017. The purpose was to conduct a comprehensive evaluation of the model input, assumptions, and output and this study concluded that the model is managed appropriately and generating acceptable results. Back testing of the model to actual results is performed quarterly to ensure the validity of the assumptions in the model. The internal and external validations as well as the back testing indicate that the model assumptions are reliable.

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

The third quarter 2017 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of September 30, 2017, the Corporation was well within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios show a positive impact to net interest income although significant improvements are not reflected until rates increase 200, 300, or 400 basis points. The increase in net interest income in the up-rate scenarios is largely due to the increase in variable rate loans that has occurred during the past several years and the higher cash balances held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates. Loans that are Prime-based will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase. Additionally, deposit rates may level off more when market rates increase by 300 or 400 basis points where variable loan rates will still increase by the same amount as the Prime rate. The increases in net interest income in the up-rate scenarios are very similar to the increases reflected at December 31, 2016. It is unlikely that interest rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities, which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario. However, even in the highly unlikely down-rate scenarios, the Corporation’s exposure to declining net interest income is still within policy guidelines.

Management’s primary focus remains on the most likely scenario of higher interest rates. For the rates-up 100 basis point scenario, net interest income increases by 2.7% compared to the rates unchanged scenario. In the remaining rates-up scenarios, the net interest income increases more substantially reflecting the sizable amount of the Corporation’s interest-earning assets that reprice immediately by the full amount of the Fed increase versus the limited amount of deposit increases that management would approve on the Corporation’s interest-bearing deposits. The higher interest rates go, the greater the likelihood that the proportionality of the Corporation’s deposit rate changes decreases as a percentage of the Federal Reserve’s action. For the rates-up 200, 300, and 400 basis point scenarios, net interest income increases by 7.6%, 13.6%, and 19.6%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, -15%, and -20% for the rates up 100, 200, 300, and 400 basis point scenarios, respectively.

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

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of September 30, 2017, the Corporation was within guidelines for all rate scenarios. The trend over the past year has been lessening risk in the up-rate scenarios with increasing cash balances and core deposit balances with the current quarter showing a slightly smaller benefit in all up-rate scenarios than the quarter ended June 30, 2017. The strong GAP ratios played a large role in improving the Corporation’s net portfolio value profile. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet.

The results as of September 30, 2017, indicate that the Corporation’s net portfolio value would experience valuation gains of 8.3%, 8.4%, 7.5%, and 5.2%, in the rates-up 100, 200, 300, and 400 basis point scenarios. Management’s maximum permitted declines in net portfolio value by policy are -5% for rates-up 100 basis points, graduating up to -20% for rates-up 400 basis points. A valuation loss would indicate that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. While the down-rate scenarios that are modeled are unlikely, the analysis does show a valuation loss in the down 50 and down 100 basis point scenarios. The exposure to valuation changes could change going forward if the behavior of the Corporation’s deposits changes due to higher interest rates. Based on five past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, when short term interest rates do increase. The Corporation’s core deposits have been stable through a number of rate cycles.

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

Index

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2017, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

September 30, 2017

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended September 30, 2017.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

July 2017	—	—	—	108,865
August 2017	8,500	$34.14	8,500	100,365
September 2017	—	—	—	100,365

Total	8,500

* On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans. The first purchase of common stock under this plan occurred on July 31, 2015. By September 30, 2017, a total of 39,635 shares were repurchased at a total cost of $1,330,000, for an average cost per share of $33.56. Management may choose to repurchase additional shares in 2017 under this plan.

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

ENB Financial Corp
(Registrant)

Dated: November 14, 2017	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
Chief Executive Officer and President

Dated: November 14, 2017	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer