Form 10-K
period 2017-12-31
ENB Financial Corp
filed 2018-03-29
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                  December 31, 2017

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, was approximately $60,076,731.

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2018, was 2,849,823.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be held on May 8, 2018, is incorporated into Parts III and IV hereof.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	Economic conditions
•	Monetary and interest rate policies of the Federal Reserve Board
•	Volatility of the securities markets
•	Possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements
•	Effects of short- and long-term federal budget and tax negotiations and their effects on economic and business conditions
•	Effects of the failure of the Federal government to reach agreement to raise the debt ceiling and the negative effects on economic or business conditions as a result
•	Effects of weak market conditions, specifically the effect on loan customers to repay loans
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Changes in deposit flows, loan demand, or real estate and investment securities values
•	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
•	The impact of new laws and regulations, including the impact of the Tax Cuts and Jobs Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations issued thereunder.

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

As of December 31, 2017, the Corporation employed 285 persons, consisting of 247 full-time and 38 part-time employees. The number of full-time employees increased by sixteen employees, and the number of part-time employees decreased by one from the previous year-end. The increase in the number of full-time employees is attributable to various items in 2017; the growing branch network and back office personnel to support new locations, growth in the mortgage sales and support staff, additional commercial relationship managers, and general staff increases due to bank asset and loan growth.  The Bank expects to continue growing in 2018 but at a lower rate than in 2017.  A collective bargaining agent does not represent the employees.

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

The Corporation’s headquarters and main campus are located in Ephrata, Pennsylvania. The Corporation’s main office and drive-up are located in downtown Ephrata, while the Cloister office is also located within Ephrata Borough. As such, the Corporation has a very strong presence in Ephrata Borough, a community with a population of approximately 13,000. When surrounding areas that also share an Ephrata address and zip code are included, the population is over 32,000 based on 2010 census data. The Corporation ranks a commanding first in deposit market

ENB FINANCIAL CORP

share in the Ephrata area with 40.6% of deposits as of June 30, 2017, based on data compiled annually by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s deposit market share in the Ephrata area was 43.7% as of June 30, 2016. The Corporation’s very high market share in the Ephrata area equates to a saturation of the local market that has led to the expansion of the Corporation’s branch network.

In the past 15 years, the Corporation’s market area has expanded beyond the greater Ephrata area to encompass most of northern Lancaster County, with the exception of the most western parts of the County. The majority of this expansion has occurred in recent history with the addition of eight new branch offices since 1999, bringing the total offices to twelve. Lancaster County ranks high nationally as a favored place to reside due to its scenic and fertile farmland, low cost of living, diverse local economy, and proximity to several large metropolitan areas. As a result, the area has experienced significant population growth and development. The population growth of Lancaster County has remained above both Pennsylvania and national growth levels over the past fifty years. Additionally, the population of Lancaster County has recently eclipsed half a million, with 2010 census information showing an estimated population of 508,000. The FDIC deposit market share data ranked the Corporation 5th in deposit market share in Lancaster County, with 7.3% of deposits as of June 30, 2017. The Corporation held 7.1% of deposit market share as of June 30, 2016.

In the course of attracting and retaining deposits and originating loans, the Corporation faces considerable competition. The Corporation competes with other commercial banks, savings and loan institutions, and credit unions for traditional banking products, such as deposits and loans. Based on FDIC summary of deposit data, there were 22 banks and savings associations and 12 credit unions operating in Lancaster County as of June 30, 2017, representing two more banks and the same number of credit unions compared to the prior year. The Corporation competes with consumer finance companies for loans, mutual funds, and other investment alternatives for deposits. The Corporation competes for deposits based on the ability to provide a range of products, low fees, quality service, competitive rates, and convenient locations and hours. The competition for loan origination generally relates to interest rates offered, products available, quality of service, and loan origination fees charged. Several competitors within the Corporation’s primary market have substantially higher legal lending limits that enable them to service larger loans and larger commercial customers.

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

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in northern Lancaster County, Pennsylvania. Agricultural purpose loans make up approximately 31% of the loan portfolio; however, these loans are further diversified according to type of agriculture, of which dairy is the largest component accounting for approximately 14% of the loan portfolio. The business activities of the Corporation are generally not seasonal in nature. The sizable agricultural portfolio has minority elements that are predominately seasonal in nature due to typical farming operations. Financial instruments with concentrations of credit risk are described in Note P of the Notes to Consolidated Financial Statements included in this Report. The concentration of credit risk information in Note P is incorporated by reference into this Part I, Item 1.

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

In 2008, the SEC expanded the definitions of smaller public companies beyond non-accelerated filers to include a new definition of smaller reporting company. The smaller reporting company definition was more favorable to smaller businesses that qualified under certain conditions. On July 1, 2008, the Corporation came into existence as ENB Financial Corp, which succeeded Ephrata National Bank. With the new entity and new SEC registration, the Corporation changed the filing status from non-accelerated filer to smaller reporting company. The Corporation continues to meet the definition of a smaller reporting company as it has a public equity float of approximately $60.1 million as of June 30, 2017.

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

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.” For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2017, and December 31, 2016. This designation has benefited the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate. The FDIC adjusts the insurance rates when necessary. FDIC insurance rates have been significantly higher in recent years compared to years prior to the financial crisis. In 2008, during the financial crisis, the FDIC insurance limit was increased from

ENB FINANCIAL CORP

$100,000 to $250,000 along with unlimited insurance coverage on non-interest bearing deposits and interest bearing deposit balances with interest rates less than or equal to 0.50%. Significant increases in the FDIC insurance costs were assessed in 2009 to both cover the increased level of bank failures that were occurring and the higher level of coverage. Since then the number of bank failures has significantly declined and the FDIC has been able to decrease the cost of the insurance. The total FDIC assessments paid by the Bank in 2017 were $268,000, compared to $370,000 in 2016.

In addition to FDIC insurance costs, the Bank is subject to assessments to pay the interest on Financing Corporation Bonds. Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions. These assessment rates are set quarterly. The total Financing Corporation assessments paid by the Bank in 2017 were $53,000 compared to $42,000 in 2016.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991

Capital Adequacy

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), institutions are classified in one of five defined categories as illustrated below:

		Tier I Capital	Common Equity Tier I
Capital Category	Total Capital Ratio	Ratio	Capital Ratio	Leverage Ratio

Well Capitalized	> 10.0	> 8.0	> 6.5	> 5.0
Adequately Capitalized	> 8.0	> 6.0	> 4.5	> 4.0*
Undercapitalized	< 8.0	< 6.0	< 4.5	< 4.0*
Significantly Undercapitalized	< 6.0	< 4.0	< 3.5	< 3.0
Critically Undercapitalized				< 2.0

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

ENB FINANCIAL CORP

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

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. Prime loans) are given a safe harbor of compliance. The final

ENB FINANCIAL CORP

rule, as issued, is not expected to have a material impact on the Corporation’s lending activities and on the Corporation’s Consolidated Financial Statements.

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

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes, the Tax Cuts and Jobs Act reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Corporation anticipates that this tax rate change should reduce its federal income tax liability in future years beginning with 2018. However, the Corporation did recognize certain effects of the tax law changes in 2017. U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. Since the enactment took place in December 2017, the Corporation revalued its net deferred tax assets in the fourth quarter of 2017 resulting in an approximately $1.1 million reduction to earnings in 2017.

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

ENB FINANCIAL CORP

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

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein, from Item 6 on page 31 and the Consolidated Statements of Income on page 78 as found in this Form 10-K filing.

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

ENB FINANCIAL CORP

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

As of December 31, 2017, 43.7% of the Corporation’s loan portfolio consisted of commercial, industrial, and construction loans secured by real estate. Another 13.6% of the Corporation’s loan portfolio consisted of commercial loans not secured by real estate. These types of loans are generally viewed as having more risk of default than consumer real estate loans or other consumer loans. These types of loans are also typically larger than consumer real estate loans and other consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

Federal Income Tax Reform Could Have Unforeseen Effects on Our Financial Condition and Results of Operations.

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act.” The Corporation is still in the process of analyzing the Tax Cuts and Jobs Act and its possible effects on the Corporation. The Tax Cuts and Jobs Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction. Financial statement impacts include adjustments for, among other things, the re-measurement of deferred tax assets and liabilities. While there are benefits, there is also substantial uncertainty regarding the details of U.S. Tax Reform. The intended and unintended consequences of Tax Cuts and Jobs Act on our business and on holders of our common shares is uncertain and could be adverse. The Corporation anticipates that the impact of Tax Cuts and Jobs Act may be material to our business, financial condition and results of operations.

The Corporation’s Banking Subsidiary May Be Required To Pay Higher FDIC Insurance Premiums Or Special Assessments Which May Adversely Affect Its Earnings

Future bank failures may prompt the FDIC to increase its premiums above the current levels or to issue special assessments. The Corporation generally is unable to control the amount of premiums or special assessments that its subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on the Corporation’s results of operations, financial condition, and the ability to continue to pay dividends on common stock at the current rate or at all.

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

ENB FINANCIAL CORP

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

A Change In Control Of The United States Government And Issues Relating To Debt And The Deficit May Adversely Affect The Corporation

The Republican Party gaining controlling of the White House, as well as the Republican Party maintaining or losing control of both the House of Representatives and Senate of the United States in future elections, could result in significant changes (or uncertainty) in governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could adversely impact the Corporation’s business, financial condition and results of operations.

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

ENB FINANCIAL CORP

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

None

ENB FINANCIAL CORP

Item 2. Properties

ENB Financial Corp’s headquarters and main office of Ephrata National Bank are located at 31 East Main Street, Ephrata, Pennsylvania.

Listed below are the office locations of properties owned or leased by the Corporation. No mortgages, liens, or encumbrances exist on any of the Corporation’s owned properties. As of December 31, 2017, the Corporation leased four properties.

ENB FINANCIAL CORP

	Owned or	Location	Bldg
Property Location	Leased	Acreage	Sq Ftg

Corporate Headquarters/Main Office	Owned	0.50	42,539
31 East Main Street
Ephrata, Pennsylvania

ENB's Money Management Group	Owned	0.17	11,156
47 East Main Street
Ephrata, Pennsylvania

Technology Center	Owned	0.43	12,208
31 East Franklin Street
Ephrata, Pennsylvania

Administrative Offices	Leased	N/A	5,867
124 East Main Street
Ephrata, Pennsylvania

Main Street Drive-In	Owned	0.41	700
42 East Main Street
Ephrata, Pennsylvania

Cloister Office	Owned	2.00	7,393
809 Martin Avenue
Ephrata, Pennsylvania

Hinkletown Office	Owned	1.30	4,563
935 North Railroad Avenue
New Holland, Pennsylvania

Denver Office	Owned	1.40	5,181
1 Main Street
Denver, Pennsylvania

Akron Office	Owned	1.50	5,861
351 South 7th Street
Akron, Pennsylvania

Lititz Office	Owned	3.53	5,555
3190 Lititz Pike
Lititz, Pennsylvania

Blue Ball Office	Owned	2.27	5,900
110 Marble Avenue
East Earl, Pennsylvania

Manheim Office	Owned	2.81	5,148
1 North Penryn Road
Manheim, Pennsylvania

Leola Office	Leased	N/A	3,736
361 West Main Street
Leola, Pennsylvania

Myerstown Office	Owned	2.07	4,426
615 East Lincoln Avenue
Myerstown, Pennsylvania

Morgantown Office	Owned	0.52	3,520
6296 Morgantown Road
Morgantown, Pennsylvania

Georgetown Drive-Thru Office	Leased	N/A	252
1298 Georgetown Road
Quarryville, Pennsylvania

Strasburg Temporary Office	Leased	N/A	266
100 Historic Drive, Suite 117
Strasburg, Pennsylvania

Strasburg Office	Owned	1.86	3,712
60 Historic Drive
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

The Corporation has only one class of stock authorized, issued, and outstanding, which consists of common stock with a par value of $0.20 per share. As of December 31, 2017, there were 12,000,000 shares of common stock authorized with 2,869,557 shares issued, and 2,849,823 shares outstanding to approximately 1,450 shareholders. The Corporation’s common stock is traded on a limited basis on the OTCBB under the symbol “ENBP.” Prices presented in the table below reflect high and low prices of actual transactions known to management. Prices and dividends per share are adjusted for stock splits. Market quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not reflect actual transactions.

	2017			2016
	High	Low	Dividend	High	Low	Dividend

First quarter	$35.75	$33.90	$0.28	$32.80	$31.50	$0.27
Second quarter	35.60	34.00	0.28	34.00	31.85	0.27
Third quarter	34.45	33.00	0.28	33.25	32.50	0.27
Fourth quarter	34.45	32.75	0.28	34.40	32.90	0.28

Source - SNL Financial LC

Dividends

Since 1973, the Corporation has paid quarterly cash dividends on or around March 15, June 15, September 15, and December 15 of each year. The Corporation currently expects to continue the practice of paying quarterly cash dividends to its shareholders for the foreseeable future. However, future dividends are dependent upon future earnings. The dividend payments reflected above amount to a 41.1% and 50.2% dividend payout ratio for 2016 and 2017, respectively. The higher dividend payout ratio in 2017 was directly impacted by lower earnings as a result of the tax law changes that required a write-down of the valuation of deferred tax assets. The dividend payout ratio is only one element of management’s plan for managing capital. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. In addition, under Pennsylvania corporate law, the Corporation may not pay a dividend if, after issuing the dividend (1) the Corporation would be unable to pay its debts as they become due, or (2) the Corporation’s total assets would be less than its total liabilities plus the amount needed to satisfy any preferential rights of shareholders. In addition, as declared by the Board of Directors, Ephrata National Bank’s dividend restrictions apply indirectly to ENB Financial Corp because cash available for dividend distributions will

ENB FINANCIAL CORP

initially come from dividends Ephrata National Bank pays to ENB Financial Corp. See Note M to the consolidated financial statements in this Form 10-K filing, for information that discusses and quantifies this regulatory restriction.

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

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended December 31, 2017.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

October 2017	3,000	$33.25	3,000	97,365
November 2017	—	—	—	97,365
December 2017	—	—	—	97,365

Total	3,000

* On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans. The first purchase of common stock under this plan occurred on July 31, 2015. By December 31, 2017, a total of 42,635 shares were repurchased at a total cost of $1,430,000, for an average cost per share of $33.54. Management may choose to repurchase additional shares in 2018 under this plan.

Recent Sales of Unregistered Securities and Equity Compensation Plan

The Corporation does not have an equity compensation plan and has not sold any unregistered securities.

Shareholder Performance Graph

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on ENB Financial Corp’s common stock against the cumulative total return of the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index for the period of five fiscal years commencing December 31, 2012, and ending December 31, 2017. The graph shows that the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2012, in each of the following: the Corporation’s common stock, the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index and that all dividends were reinvested in those securities over the past five years, the cumulative total return on such investment would be $147.94, $193.58, $181.22, and $239.41, respectively. The shareholder return shown on the graph below is not necessarily indicative of future performance.

ENB FINANCIAL CORP

		Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
ENB Financial Corp	100.00	113.32	125.23	131.43	143.81	147.94
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
Mid-Atlantic Custom Peer Group*	100.00	114.23	123.62	132.74	148.20	181.22
SNL Small Bank	100.00	139.47	147.01	161.00	228.27	239.41

*Mid-Atlantic Custom Peer Group consists of 84 commercial banks located in the Mid-Atlantic states of Pennsylvania, New York, New Jersey, Maryland, and Washington D.C. The largest bank in this peer group had assets of $997 million and the smallest had assets of $104 million.

ENB FINANCIAL CORP

Item 6  - Selected Financial Data

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data set forth below should be read in conjunction with the Corporation's financial statements and their accompanying notes presented elsewhere herein.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	$	$	$	$	$
INCOME STATEMENT DATA
Interest income	33,117	28,341	26,842	27,137	26,906
Interest expense	2,939	3,054	3,744	4,676	5,382
Net interest income	30,178	25,287	23,098	22,461	21,524
Provision (credit) for loan losses	940	325	150	(50)	(225)
Other income	10,321	11,144	10,055	9,548	9,397
Other expenses	30,877	27,200	24,735	23,421	21,935
Income before income taxes	8,682	8,906	8,268	8,638	9,211
Provision for federal income taxes	2,338	1,353	1,358	1,546	1,501
Net income	6,344	7,553	6,910	7,092	7,710

PER SHARE DATA
Net income (basic and diluted)	2.23	2.65	2.42	2.48	2.70
Cash dividends paid	1.12	1.09	1.08	1.07	1.04
Book value at year-end	35.01	33.31	33.37	32.47	29.33

BALANCE SHEET DATA
Total assets	1,033,622	984,253	905,601	857,208	812,256
Total loans	597,553	571,567	520,283	471,168	438,220
Securities	319,661	308,111	289,423	295,822	300,328
Deposits	866,477	817,491	740,062	699,651	656,626
Total long-term debt	65,850	61,257	59,594	62,300	65,000
Stockholders' equity	99,759	94,939	95,102	92,767	83,776

SELECTED RATIOS
Return on average assets	0.63%	0.80%	0.79%	0.84%	0.96%
Return on average stockholders' equity	6.46%	7.74%	7.38%	7.98%	8.92%
Average equity to average assets ratio	9.79%	10.36%	10.74%	10.57%	10.78%
Dividend payout ratio	50.22%	41.13%	44.63%	43.15%	38.52%
Efficiency ratio	73.23%	75.12%	76.86%	76.11%	73.36%
Net interest margin	3.46%	3.12%	3.07%	3.10%	3.17%

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

Results of Operations

Overview

The Corporation recorded net income of $6,344,000 for the year ended December 31, 2017, a 16.0% decrease from the $7,553,000 earned during the same period in 2016. The 2016 net income was 9.3% higher than the 2015 net income of $6,910,000. Earnings per share, basic and diluted, were $2.23 in 2017, compared to $2.65 in 2016, and $2.42 in 2015.

The decrease in the Corporation’s 2017 earnings was caused primarily by a deferred tax asset devaluation of $1.1 million as a result of a lower corporate tax rate. The Tax Cuts and Jobs Act lowered the corporate tax rate from 34% to 21%, which is expected to lower the Corporation’s provision for Federal income taxes in future years. However, the Corporation was required to write down the value of its net deferred tax assets by $1.1 million as of December 31, 2017.

Net interest income accounts for nearly 75% of the gross income stream of the Corporation. Net interest income increased by $4.9 million, or 19.3%, compared to an increase of $2.2 million, or 9.5% in 2016. During 2016, there was non-recurring security amortization recorded in the amount of $1.7 million as a result of accelerated amortization on bonds issued by two U.S. sub-agencies. CoBank and AgriBank, sub-agencies of the Federal Farm Credit Bureau, a primary U.S. government sponsored enterprise, exercised an unusual regulatory call feature to call bonds at par two years and three years respectively, prior to their maturity dates. The Corporation owned both CoBank and AgriBank agency high coupon instruments at high premium prices, which exposed the bonds to accelerated amortization given a shorter call date. When notification was received on March 11, 2016 for the CoBank bonds and on April 26, 2016 for the AgriBank bonds, management had to accelerate the amortization of the premium to the much earlier call dates of April 15, 2016 and July 15, 2016, respectively. This caused management to expense an additional $1.7 million of amortization to the later July 15, 2016 call date than would have been experienced had the bond premiums continued to amortize to the original maturity dates. There was no accelerated amortization recorded in 2017, therefore the $1.7 million reduction in amortization expense was primarily responsible for the $2.7 million increase in interest on securities available for sale and partially contributed to the larger $4.9 million increase in net interest income. The Corporation’s net interest margin increased in 2017 to 3.46% from 3.12% in 2016, driven primarily by increases in asset yield and smaller decreases in funding costs. Loan yields increased as a result of three Federal Reserve rate moves in 2017, lifting the yields on the Corporation’s variable rate loans. This coupled with volume growth in the loan portfolio, increased loan interest income by $1.7 million, or 7.7%.

The Corporation’s non-interest income decreased by $823,000, or 7.4%, from 2016 to 2017. Gains on securities transactions were only $675,000 in 2017, compared to $2,370,000 in 2016, resulting in the lower non-interest income. Gains on the sale of mortgages were up by $203,000, or 13.4%, and all other areas of non-interest income were up in total by $669,000, or 9.2%, from 2016 to 2017.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The Corporation’s 2017 ROA was 0.63%, compared to 0.80% in 2016; ROE decreased from 7.74% in 2016 to 6.46% in 2017. The decrease in ROA and ROE was primarily due to higher operational expenses, a decline in securities gains, and higher provision for loan losses. The impact of these three declines in corporate income overshadowed a $4,891,000, or 19.3% increase, in net interest income, causing a $224,000, or 2.5% decline in pre-tax income. Additionally, because of the year-end deferred tax asset write-down of $1,132,000, the Corporation recognized $985,000 more provision for income taxes than was expensed in 2016. The $224,000 decline in pre-tax income with $985,000 more tax expense caused the Corporation’s net income to be down by $1,209,000, or 16.0%.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Excluding the impact of the change in the corporate tax rate, the Corporation’s earnings would have been $7,476,000 (non-GAAP), which would have produced an ROA of 0.75% and an ROE of 7.61%.

The below table highlights the Corporation’s key performance ratios for the years ended 2017, 2016, and 2015.

Key Performance Ratios

	Year ended December 31,
	2017	2017	2016	2015
		Excluding
		Change in Corp
		Tax Rate (1)

Return on Average Assets	0.63%	0.75%	0.80%	0.79%

Return on Average Equity	6.46%	7.61%	7.74%	7.38%

(1) Represents a non-GAAP financial measurement

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In 2017, NII generated 74.5% of the Corporation’s gross revenue stream, compared to 69.4% in 2016, and 69.7% in 2015. Since NII comprises a significant portion of the operating income, the direction and rate of increase or decrease will often indicate the overall performance of the Corporation.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets, are presented on an FTE basis. This differs from the NII reflected on the Corporation’s Consolidated Statements of Income, where the NII is simply the interest earned on loans and securities less the interest paid on deposits and borrowings. By calculating the NII on an FTE basis, the added benefit of having tax-free loans and securities is factored in to more accurately represent what the Corporation earns through the NII. The FTE adjustment shows the benefit these loans and securities bring in a dollar amount because the Corporation does not pay tax on the income they generate. As a result, the FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income. The amount of FTE adjustment totaled $2,343,000 for 2017, $2,151,000 for 2016, and $1,859,000 for 2015.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Net Interest Income

(DOLLARS IN THOUSANDS)

	Year ended
	2017	2016	2015
	$	$	$

Total interest income	33,117	28,341	26,842
Total interest expense	2,938	3,054	3,744

Net interest income	30,179	25,287	23,098
Tax equivalent adjustment	2,341	2,151	1,859

Net interest income
(fully taxable equivalent)	32,520	27,438	24,957

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates charged on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. Until December 16, 2015, the Federal funds rate had not changed since December 16, 2008. On December 16, 2015, the Federal funds rate was increased 25 basis points to 0.50%, from 0.25%. Then again, on December 14, 2016, the Federal funds rate was increased another 25 basis points to 0.75%. The Federal funds rate was increased by 25 basis points three additional times during 2017 on March 15, June 14, and December 13, 2017, taking the rate to 1.50% by December 31, 2017. Prior to December of 2015, the period of seven years with extremely low and unchanged overnight rates was the lowest and longest in U.S. history. The impact was a lower net interest margin to the Corporation and generally across the financial industry. The increases since December of 2015 resulted in higher short-term U.S. Treasury rates, but not significantly higher long-term U.S. Treasury rates, resulting in a flattening of the yield curve. It was only during the fourth quarter of 2016 that long-term rates saw an increase, but then with three more Federal Reserve rate increases in 2017, the yield curve saw further flattening. Long-term rates like the ten-year U.S. Treasury were 210 basis points under the 4.50% Prime rate as of December 31, 2017. Long-term Treasury rates did see some increases in the very beginning of 2018 likely leading up to Fed action as early as March 2018, which would further increase short-term rates. Management anticipates at least two 0.25% Federal Reserve rate increases in 2018. A third 0.25% Federal Reserve rate increase could be possible mirroring what was experienced in 2017. It remains to be seen whether mid and long-term U.S. Treasury rates will also increase to the same degree that the Federal Reserve will likely move the overnight Federal Funds rate. If they do not, the yield curve would flatten further making it harder for the Corporation to increase asset yield.

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate increased from 3.25% to 3.50% on December 16, 2015, from 3.50% to 3.75% on December 14, 2016, and ultimately to 4.50% after three rate movements in 2017, March, June, and December. The Corporation’s Prime-based loans generally reprice a day after the Federal Reserve rate movement.

As a result of the Federal Reserve rate increases, the Corporation’s NII on a tax equivalent basis began to increase in 2017 with the Corporation’s margin increasing to 3.46% for the year, compared to 3.12% in 2016. The Corporation’s NII for 2017 increased substantially over 2016, by $4,891,000, or 19.3%, with the margin increasing to 3.46%. However, there was non-recurring security amortization of $1,681,000 recorded in 2016, which had a negative impact on NII and margin. Without this impact, NII would have increased by $3,210,000, or 11.9%, in 2017 compared to 2016. Management’s asset liability sensitivity measurements continue to show a benefit to both margin and NII given further Federal Reserve rate increases. Actual results over the past year have confirmed the asset sensitivity of the Corporation’s balance sheet. Management expects that any Federal Reserve rate increases in 2018 would further improve both margin and NII.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The extended extremely low Federal funds rate has enabled management to reduce the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, reducing the Corporation’s interest expense. It was only after the third 25-basis point Fed rate increase in March of 2017 that the Corporation raised some deposit rates minimally. While the low Prime rate reduced the yield on the Corporation’s loans for many years, the rate increases through December of 2017 did act to boost interest income and help improve the Corporation’s margin. With a higher Prime rate and elevated Treasury rates, higher asset yields should be possible throughout 2018. Due to the increasing number of variable rate loans in the Corporation’s loan portfolio, the 25 basis point increase in the Prime rate at the end of 2015, 2016, and in March, June, and December of 2017, did cause NII to increase progressively.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With higher Treasury rates in 2017 compared to 2016, security reinvestment has been occurring at slightly higher yields and amortization has slowed resulting in higher yields. The Corporation’s loan yield has begun to increase as the variable rate portion of the loan portfolio is repricing higher with each Federal Reserve rate movement. The vast majority of the Corporation’s commercial Prime-based loans are priced at the Prime rate, currently at 4.50%. The pricing for the most typical five-year fixed rate commercial loans is currently very similar to the Prime rate. Previously, any increases in variable rate loans acted to bring down overall loan yield. Now with the rates being very similar it is much more beneficial to the Corporation to grow the variable rate loans in a period of rising rates. An element of the Corporation’s Prime-based commercial loans is priced above the Prime rate based on the level of credit risk of the borrower. Management does price a portion of consumer variable rate loans above the Prime rate, which also helps to improve loan yield. Both commercial and consumer Prime-based pricing continues to be driven largely by local competition.

Mid-term and long-term interest rates on average were higher in 2017 compared to 2016. The average rate of the 10-year U.S. Treasury was 2.33% in 2017 compared to 1.84% in 2016, and it stood at 2.40% on December 31, 2017, compared to 2.45% at December 31, 2016. The slope of the yield curve has been compressed throughout most of 2016 and 2017, with a difference of 90 basis points between the Fed Funds rate of 1.50% and the 10-year U.S. Treasury as of December 31, 2017, compared to 170 basis points as of December 31, 2016. The slope of the yield curve has fluctuated many times in the past two years with the 10-year U.S. Treasury yield as high as 2.62% in 2017 and 2.60% in 2016, and as low as 2.05% in 2017 and 1.37% in 2016. Because the yield curve is still relatively flat, management was not able to increase loan rates to improve yield, but security yields have improved as a result of slightly higher investment rates and lower amortization on existing bonds. The non-recurring sub-agency amortization of $1,681,000 for the year-to-date period in 2016, negatively affected security yield resulting in artificially low yields during 2016 and higher yields during 2017. With higher long-term rates in 2018 and the likelihood of further Fed rate increases, the Corporation’s asset yield is projected to increase throughout 2018.

While it is becoming increasingly difficult to achieve savings on the Corporation’s overall cost of funds, the Corporation has been able to maintain relatively low offering rates on longer-term time deposits. These interest rates are still below the interest rates that existed four or five years ago. Rollover of these longer time deposits to lower rates has caused a slight decrease in interest expense from 2016 to 2017. Generally, it was the longer-term time deposits repricing at lower rates that helped to achieve interest expense reductions on total deposits, as the savings account rate has not changed, and there were very limited rate increases for select interest bearing demand deposit accounts. It is anticipated that deposit interest rate increases may need to be implemented beginning in early 2018. Management selectively repriced some time deposit rates higher after the March 2017 Federal Reserve rate increase, but the time deposits repricing to lower rates offset any increased interest expense for those that were selectively priced higher. Borrowing costs, and the wholesale borrowing curves that they are based on, generally follow the direction and slope of the U.S. Treasury curve. However, these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation was able to refinance some borrowings at lower rates in 2016 but lower-priced borrowings matured in 2017 with no ability to refinance at lower rates, so the yield on borrowings increased slightly during 2017 and will likely continue to do so moving into 2018.

Management currently anticipates that the overnight interest rate and Prime rate will remain at the current levels until March of 2018 with the possibility of a 0.25% rate increase at that time. It is likely that mid and long-term U.S. Treasury rates will increase slowly throughout the first quarter of 2018 as the market anticipates an additional Federal Reserve rate movement. This would allow management to achieve higher earnings on new higher yielding securities and allow for the ability to price new loans at higher market rates. However, it is also possible that even after a Federal Reserve rate increase, the yield curve could flatten, making it more difficult for management to lend out or reinvest at higher interest rates out further on the yield curve. Additionally, any additional Federal Reserve rate increases would have a greater effect on the repricing of the Corporation’s liabilities as the cost of money

ENB FINANCIAL CORP
Management’s Discussion and Analysis

increases and more marketplace competition returns. Management anticipates that more deposit rate increases will need to be made to remain competitive in the market while maturing borrowings would also likely reprice to higher rates.

The following table provides an analysis of year-to-year changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	33	217	250	1	62	63

Securities available for sale:
Taxable	118	2,263	2,381	(192)	(1,276)	(1,468)
Tax-exempt	681	(128)	553	781	151	932
Total securities	799	2,135	2,934	589	(1,125)	(536)
Loans	1,140	610	1,750	2,634	(324)	2,310
Regulatory stock	37	(4)	33	53	(99)	(46)

Total interest income	2,009	2,958	4,967	3,277	(1,486)	1,791

INTEREST EXPENSE

Deposits:
Demand deposits	20	51	71	45	(41)	4
Savings deposits	12	(1)	11	12	(2)	10
Time deposits	(126)	(94)	(220)	(251)	(180)	(431)
Total deposits	(94)	(44)	(138)	(194)	(223)	(417)

Borrowings:
Total borrowings	(46)	69	23	14	(287)	(273)

Total interest expense	(140)	25	(115)	(180)	(510)	(690)

NET INTEREST INCOME	2,149	2,933	5,082	3,457	(976)	2,481

In 2017, the Corporation’s NII on an FTE basis increased by $5,082,000, an 18.5% increase over 2016. Total interest income on an FTE basis for 2017 increased $4,967,000, or 16.3%, from 2016, while interest expense decreased $115,000, or 3.8%, from 2016 to 2017. The FTE interest income from the securities portfolio increased by $2,934,000, or 39.9%, while loan interest income increased $1,750,000, or 7.7%. During 2017, additional loan volume added $1,140,000 to net interest income, and higher yields primarily due to the multiple Prime rate increases throughout the year caused a $610,000 increase, resulting in a net increase of $1,750,000. Higher balances in the securities portfolio caused an increase of $799,000 in net interest income, while higher yields on securities caused a $2,135,000 increase, resulting in a net increase of $2,934,000. The Corporation recorded non-recurring accelerated amortization on U.S. sub-agency securities during 2016 in the amount of $1,681,000, which was responsible for the lower yields on securities in 2016.

The average balance of interest bearing liabilities increased by 3.3% during 2017, driven by the growth in deposit balances. The shift between time deposit balances and demand and savings accounts resulted in a more favorable net interest income. Lower balances of higher cost deposits contributed to savings of $94,000 on deposit costs while lower interest rates on all deposit groups caused $44,000 of savings, resulting in total savings of $138,000.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Out of all the Corporation’s deposit types, interest-bearing demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes. The Corporation increased demand deposit interest expense by $51,000 due to higher rates and by $20,000 due to higher balances. Time deposit balances decreased resulting in a $126,000 reduction to expense, and time deposits repricing to lower interest rates reduced interest expense by an additional $94,000, causing a net reduction of $220,000 in time deposit interest expense. Even with the low rate environment, the Corporation was successful in increasing balances of other deposit types. As 2017 progressed and interest rates remained low, the Corporation was able to continue to reprice time deposits maturing at lower interest rates thereby reducing the cost of these funds.

The average balance of outstanding borrowings decreased by $3.8 million, or 5.1%, from December 31, 2016, to December 31, 2017. The decrease in total borrowings decreased interest expense by $46,000. The increase in interest rates increased interest expense by $69,000, as long-term borrowings at lower rates matured and were replaced with new advances at slightly higher rates. The aggregate of these amounts was an increase in interest expense of $23,000 related to total borrowings.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
	2017			2016			2015

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and
deposits at other banks	29,277	388	1.33	24,325	138	0.57	24,128	75	0.31

Securities available for sale:
Taxable	197,788	3,960	2.00	184,851	1,579	0.85	198,093	3,047	1.54
Tax-exempt	125,529	6,333	5.05	112,074	5,780	5.16	96,854	4,848	5.01
Total securities (d)	323,317	10,293	3.18	296,925	7,359	2.48	294,947	7,895	2.68

Loans (a)	581,267	24,508	4.22	553,994	22,759	4.11	489,989	20,449	4.17

Regulatory stock	5,629	269	4.78	4,851	236	4.86	3,994	282	7.05

Total interest earning assets	939,490	35,458	3.78	880,095	30,492	3.46	813,058	28,701	3.53

Non-interest earning assets (d)	63,682			62,546			58,668

Total assets	1,003,172			942,641			871,726

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	201,522	351	0.17	188,758	281	0.15	160,238	277	0.17
Savings accounts	187,018	95	0.05	163,210	84	0.05	140,379	74	0.05
Time deposits	155,285	1,482	0.95	168,182	1,702	1.01	192,005	2,133	1.11
Borrowed funds	70,557	1,010	1.43	74,381	987	1.33	73,329	1,260	1.72
Total interest bearing liabilities	614,382	2,938	0.48	594,531	3,054	0.51	565,951	3,744	0.66

Non-interest bearing liabilities:
Demand deposits	287,928			247,730			209,328
Other	2,641			2,740			2,829

Total liabilities	904,951			845,001			778,108

Stockholders' equity	98,221			97,640			93,618

Total liabilities & stockholders' equity	1,003,172			942,641			871,726

Net interest income (FTE)		32,520			27,438			24,957

Net interest spread (b)			3.30			2.95			2.87
Effect of non-interest
bearing funds			0.16			0.17			0.20
Net yield on interest earning assets (c)			3.46			3.12			3.07

(a) Includes balances of non-accrual loans and the recognition of any related interest income.  Average balances also  include net deferred loan costs of $1,098,000 in 2017, $836,000 in 2016, and $534,000 in 2015. Such fees recognized through income and included in the interest amounts totaled ($445,000) in 2017, ($382,000) in 2016, and ($230,000) in 2015.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s interest income increased and interest expense decreased, resulting in a higher NIM of 3.46% for 2017, compared to 3.12% for 2016. The yield earned on assets increased 31 basis points while the rate paid on liabilities dropped three basis points. The increased yield on assets, driven by three Fed rate increases in 2017, as well as the slight decline in total rate paid on liabilities helped to increase NIM in 2017. Management anticipates further improvements in NIM in 2018 as asset yields improve further with more expected Fed rate increases. Fixed-rate loan yields were at low levels during 2017 due to the extended low-rate environment as well as extremely competitive pricing for the loan opportunities in the market. It is anticipated that these yields will improve slightly throughout 2018 as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. The growth in the loan portfolio as well as variable-rate loans repricing to higher levels contributed to the increase in loan interest income in 2017.

Loan pricing was challenging in 2016, and continued to be in 2017 as a result of intense competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate or below. The current Prime rate of 4.50% is generally lower than most fixed-rate business and commercial loans, which typically range between 4.00% and 6.00%, depending on term and credit risk. Management is able to price loan customers with higher levels of credit risk at Prime plus pricing, such as Prime plus 0.75%, currently 5.25%. However, there are relatively few of these higher rate loans in the commercial and agricultural portfolios due to the strong credit quality of the Corporation’s borrowers. Competition in the immediate market area has been pricing select shorter-term fixed-rate commercial and agricultural lending rates below 4.00% for three and five year fixed terms for the strongest loan credits. This current market environment has largely prevented the Corporation from gaining yield on fixed rate commercial and agricultural loans. The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Earnings and yields on the Corporation’s securities increased by 70 basis points for the year ended December 31, 2017, compared to the same period in 2016. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. The Corporation’s taxable securities experienced a 115 basis-point increase in yield for 2017, compared to 2016. This was largely due to accelerated amortization that caused significantly lower interest income in 2016. Additionally, some security reinvestment in 2017 had been occurring at higher rates and regular amortization was lower due to the slightly higher interest rate environment. These variables caused taxable security yields to increase significantly. The yield on tax-exempt securities decreased minimally by eleven basis points in 2017, compared to 2016, primarily due to higher offering rates on securities being purchased.

The interest rate paid on deposits decreased for the year ended December 31, 2017, from the same period in 2016. Management follows a disciplined pricing strategy on core deposit products that are not rate sensitive, meaning that the balances do not fluctuate significantly when interest rates change. Rates on interest-bearing checking accounts and money market accounts were not changed in 2017, but some time deposits were still repricing to lower rates which helped to reduce the cost of funds on these instruments by 6 basis points during the year. Typically, the Corporation sees increases in time deposits during periods when consumers are not confident in the stock market and economic conditions deteriorate. During these periods, there is a “flight to safety” to federally insured deposits. This trend occurred in past years, but time deposit balances declined throughout 2015, 2016, and 2017. As the rate between time deposits and core deposits narrowed, many customers chose to transfer funds from maturing time deposits into checking and savings accounts.

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

The Corporation’s average rate on borrowed funds increased by 10 basis points from 2016 to 2017, as several long-term borrowings matured and management was not able to refinance them into new long-term borrowings at lower interest rates. Throughout most of 2017, the new fixed borrowing rates were higher than the average rate paid on the Corporation’s existing borrowings. The Corporation will likely not have opportunities to decrease borrowing costs in 2018 because the fixed rate borrowings that are maturing are already at low rates and market rates increased throughout 2017, with more anticipated increases during 2018.

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

A provision expense of $940,000 was recorded in 2017, compared to $325,000 in 2016, and $150,000 in 2015. The provision expense in 2017 was primarily due to higher levels of charge-offs during the year as well as organic loan portfolio growth. While the level of non-performing loans was relatively stable from 2016 to 2017, the amount of charged-off loans increased by $264,000. In addition, the amount of recoveries declined by $157,000. This combination of charge-offs and recoveries, caused net charge-offs to worsen by $421,000 from 2016 to 2017. In addition, the amount of business and commercial substandard loans as of December 31, 2017, was $1.8 million higher than on December 31, 2016. The amount of substandard loans has a larger influence over the allowance for loan loss calculation due to a greater likelihood of further credit deterioration. These factors led to a greater provision for loan losses in 2017 than in 2016. Because of the heavier provision expense, the allowance as a percentage of loans increased slightly from 1.32% at December 31, 2016, to 1.38% by the end of 2017. It is anticipated that the Corporation will record a provision expense again in 2018 based on projected loan growth and projected delinquencies and levels of classified loans.

Management also continues to provide for estimated losses on pools of similar loans based on historical loss experience. Management employs qualitative factors every quarter in addition to historical loss experience to take into consideration the current trends in loan volume, concentrations of credit, delinquencies, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight. National and local economic trends and conditions are also considered when calculating an appropriate loan loss allowance for each loan pool. Qualitative factors increased for three of nine pools in 2017. Qualitative factors for dairy loans increased the most as a result of continued growth, changes among agricultural lending staff, and economic factors impacting the health of the dairy industry. Factors were increased for other pools as well, primarily in relation to the experience and depth of management and trends in each loan pool. Special asset quality adjustments for business loans and CRE loans fell dramatically in 2017 because of fewer substandard loans in these pools. The quarterly adjustment of qualitative factors allows the Corporation to continually update our adjusted loss ratio to accurately project estimated credit losses.

Management continues to evaluate the allowance for loan losses in relation to the growth or decline of the loan portfolio and its associated credit risk, and believes the provision and the allowance for loan losses are adequate to provide for future loan losses. For further discussion of the calculation, see the “Allowance for Loan Losses” section.

Other Income

Other income for 2017 was $10,321,000, a decrease of $823,000, or 7.4%, compared to the $11,144,000 earned in 2016. The following table details the categories that comprise other income.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OTHER INCOME

(DOLLARS IN THOUSANDS)

	2017 vs. 2016				2016 vs. 2015
	2017	2016	Increase (Decrease)		2016	2015	Increase (Decrease)
	$	$	$	%	$	$	$	%
Trust and investment services	1,776	1,475	301	20.4	1,475	1,286	189	14.7
Service charges on deposit accounts	1,235	1,123	112	10.0	1,123	1,081	42	3.9
Other fees	1,434	1,136	298	26.2	1,136	938	198	21.1
Commissions	2,303	2,169	134	6.2	2,169	2,033	136	6.7
Net realized gains on sales
of securities available for sale	675	2,370	(1,695)	(71.5)	2,370	2,840	(470)	(16.5)
Gains on sale of mortgages	1,715	1,512	203	13.4	1,512	806	706	87.6
Earnings on bank-owned life insurance	688	785	(97)	(12.4)	785	726	59	8.1
Other miscellaneous income	495	574	(79)	(13.8)	574	345	229	66.4

Total other income	10,321	11,144	(823)	(7.4)	11,144	10,055	1,089	10.8

Trust and investment services income increased by $301,000, or 20.4%, from 2016 to 2017, after increasing 14.7% from 2015 to 2016. In 2017, trust and investment services revenue accounted for 4.4% of the Corporation’s gross revenue stream, including gains and losses on securities and mortgages, compared to 4.0% in 2016 and 3.9% in 2015. Trust and investment services revenue consists of income from traditional trust services and income from investment services provided through a third party. In 2017, the traditional trust business accounted for $1,193,000, or 67.2%, of total trust and investment services income, with the investment services totaling $583,000, or 32.8%. In 2017, traditional trust services income increased by $186,000, or 18.5%, from 2016 levels, while investment services income increased $115,000, or 24.6%. The amount of customer investment activity drives the investment services income. Market increases and a larger customer base primarily caused the increase in trust revenue in 2017. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, and small business planning in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts for the year ended December 31, 2017, increased by $112,000, or 10.0%, compared to 2016. Overdraft service charges for 2017, which comprise 80.2% of the total deposit service charges, increased to $991,000, from $895,000 in 2016, a 10.7% increase. Several other categories of fees increased or decreased to lesser amounts.

Other fees increased for the year ended December 31, 2017, by $298,000, or 26.2%, compared to the previous year. This increase was primarily due to mortgage-related fees, which increased due to the increase in volume of mortgage production during 2017. Loan administration fees increased by $212,000, or 52.9% for the year ended December 31, 2017, compared to 2016. Additionally, mortgage origination fees increased by $21,000, or 8.0%, for the same period. Account analysis fees increased by $32,000, or 76.5% in 2017 compared to 2016 due to pricing changes as well as the addition of clients to the cash management program throughout the year. Various other fee income categories increased or decreased slightly accounting for the remainder of the change.

Commissions increased by $134,000, or 6.2%, for the year ended December 31, 2017, compared to the previous year. This was primarily caused by debit card interchange income, which increased by $119,000, or 6.3%. The interchange income is a direct result of the volume of debit card transactions processed and this income increases as customer accounts increase or as customers utilize their debit cards to a higher degree. Additionally, commissions from a mortgage settlement services company increased by $18,000, or 19.2%, for the year ended December 31, 2017, compared to the prior year.

Gains on security transactions were lower for the year ended December 31, 2017, with a total of $675,000 recorded compared to $2,370,000 for 2016, a $1,695,000, or 71.5% decrease. Gains or losses taken on securities fluctuate based on market conditions including:

•	large swings in market pricing, utilizing volatility and market timing to the Corporation’s advantage,
•	appreciation or deterioration of securities values due to changes in interest rates, credit risk, financial performance, or market dynamics such as spread and liquidity,
•	sale of securities at gains to fund loan growth,

ENB FINANCIAL CORP
Management’s Discussion and Analysis

•	opportunities to reposition the securities portfolio to improve long-term earnings, or
•	management’s asset liability goals to improve liquidity or reduce interest rate or fair value risk.

The gains or losses recorded depend entirely on management’s active trades based on the above. Losses can be in the form of active sales of securities, or impairment of securities, which involve writing the security down to a lower value based on anticipated credit losses. There were no impairment charges in 2015, 2016, or 2017, therefore all security gains and losses incurred during these years were designed to either take gains or reposition the portfolio.

The sales of securities in 2015 and 2016 were greater than 2017 because of the very low interest rate environment that presented many opportunities to sell securities at large gains. Bond pricing was significantly higher in 2015 and 2016 allowing management to sell securities at large gains. Meanwhile, loan growth was strong in 2016 and 2017 providing opportunities to both sell securities at gains and use the proceeds to fund new loans. This is one of the core elements of management’s plan to increase asset yield and protect margin, by converting securities into loans and improving the Corporation’s loan to deposit ratio.

Gains on the sale of mortgages in 2017 increased $203,000, or 13.4%, from 2016. Because of the interest rate environment in 2017, margins received on sold loans were extremely high resulting in a higher level of gains compared to prior years. Management has budgeted for a small increase in the gains on the sale of mortgages in 2018, as with U.S. treasury rates moving up it will be more difficult to grow mortgage volume and the margins on gains on sales will likely be diminished.

Earnings on bank-owned life insurance (BOLI) decreased by $97,000, or 12.4%, for the year ended December 31, 2017, compared to the prior year. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies, the actual annual return of the policies, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses. The decrease in income in 2017 can be primarily attributed to declining performance on the grandfathered directors’ life insurance policies, which were initiated prior to 1995 in connection with a previous Directors Deferred Compensation Plan. These director-related policies are not generating as much income due to the age of the directors and structure of the policies. The lower levels of return on these policies will likely continue throughout 2018.

The miscellaneous income category decreased by $79,000, or 13.8%, for the year ended December 31, 2017, compared to the same period in 2016. The primary reason for the decrease was a decrease in income related to the provision for off balance sheet credit losses. Income of $131,000 was recorded in 2016 to reduce this provision for off balance sheet credit losses and in 2017, increase and decreases to this allowance were recorded in other operating expenses instead of other income. The Corporation also renewed a vendor contract in 2016 resulting in retention fees that increased income by $55,000 with no similar amount in 2017. Income from customer check orders decreased by $17,000, or 10.4%. Partially offsetting these declines, mortgage servicing income net of amortization increased by $114,000, or 228.8%, when comparing both years, and income from safe deposit box rental increased by $15,000, or 24.4%.

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the last three years along with the percentage increase or decrease compared to the previous year.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	2017 vs. 2016				2016 vs. 2015
	2017	2016	Increase (Decrease)		2016	2015	Increase (Decrease)
	$	$	$	%	$	$	$	%

Salaries and employee benefits	19,340	16,769	2,571	15.3	16,769	14,796	1,973	13.3
Occupancy expenses	2,413	2,183	230	10.5	2,183	2,092	91	4.3
Equipment expenses	1,166	1,091	75	6.9	1,091	1,126	(35)	(3.1)
Advertising & marketing expenses	698	614	84	13.7	614	552	62	11.2
Computer software & data
processing expenses	2,210	1,831	379	20.7	1,831	1,594	237	14.9
Shares tax	859	807	52	6.4	807	781	26	3.3
Professional services	1,673	1,590	83	5.2	1,590	1,443	147	10.2
Other operating expenses	2,518	2,315	203	8.8	2,315	2,351	(36)	(1.5)
Total operating expenses	30,877	27,200	3,677	13.5	27,200	24,735	2,465	10.0

Salaries and employee benefits are the largest category of other expenses. In general, they comprise close to 63% of the Corporation’s total operating expenses. For the year 2017, salaries and benefits increased $2,571,000, or 15.3%, compared to 2016. Salaries increased by $1,853,000, or 15.0% for the year, while employee benefits increased by $718,000, or 16.4%. Salary and benefit expenses are growing because of the expansion of the branch network as well as the mortgage and commercial lending departments and other support positions within the Bank. These staff additions were on top of normal merit increases. Insurance costs increased $442,000, or 19.9%, from 2016 to 2017, due primarily to an increase in health insurance expense of $420,000, or 21.0%. Pension and 401(k) expenses were $1,020,000 in 2017, compared to $918,000 in 2016, a 11.1% increase. The pension portion experienced a $53,000, or 8.1% increase. Changes were made to the Corporation’s pension plan at the end of 2015 for 2016 and forward that converted the pension plan to a profit sharing plan, and made several other changes consistent with safe harbor provisions of non-discriminatory profit sharing plans. Before 2016, management made a non-elective contribution equal to 5% of all employee compensation into the Corporation’s pension plan for all qualifying employees. Beginning in 2016, management split the 5% into two components as part of a new profit sharing plan with a contribution of 3% of all employee compensation for the year plus an elective contribution of up to 2% of all employee compensation based on the performance of the Corporation. The plan conversion also included changes that resulted in an accelerating vesting schedule for new employees and provided better benefits to a long-term employee in the year of termination. These changes along with both a record number of new hires and record year for employee turnover caused the Corporation’s pension expense to accelerate in 2016. The 401(k) portion of these expenses is much smaller in scope than the pension expenses since the Corporation is matching a maximum of up to 2.5% of salary depending on employee contributions, compared to contributing up to 5.0% of salary in the profit sharing plan. The 401(k) expenses increased $50,000, or 18.6%, a function of a larger workforce and heavier employee participation.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance
•	Lease expense

Occupancy expenses have increased by $230,000, or 10.5%, for 2017 compared to 2016. Utilities costs increased by $89,000, or 14.8%, when comparing the year ended December 31, 2017, to the prior year. Lease expense increased by $73,000, or 54.0%, for the year ended December 31, 2017 compared to 2016. Cleaning services increased by $32,000, or 28.9%, in 2017, compared to 2016, and building repair and maintenance costs increased by $30,000, or 14.5%. Occupancy expenses were higher in 2017 due to the three new branch locations and leased office space added during the last half of 2016, as well as several small-scale projects at existing locations.

Equipment expenses increased by $75,000, or 6.9%, for 2017 compared to 2016. Equipment service contract expenses increased by $40,000, or 18.1%, for the year ended December 31, 2017, compared to the same period in 2016, driven by the signing of additional contracts. Equipment repair and maintenance costs increased by $16,000, or 3.1%, in

ENB FINANCIAL CORP
Management’s Discussion and Analysis

2017, compared to 2016. Other miscellaneous equipment expenses increased by $32,000, or 60.6%, for the year ended December 31, 2017, compared to 2016 caused by small equipment purchases at the newer branches and equipment upgrades at existing branches. Partially offsetting these increases, depreciation on furniture and equipment decreased by $15,000, or 2.0%, for 2017 compared to 2016. In general, furniture and equipment expenses increased as a result of the expanded branch and office network.

Advertising and marketing expenses for the year increased by $84,000, or 13.7%, from 2016 levels. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses alone totaled $460,000 in 2017, which was a $46,000, or 11.1% increase, over 2016. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies. Public relations, the smaller category of advertising and marketing expenses, totaled $238,000 for 2017, compared to $200,000 for 2016, an increase of $38,000, or 19.0%. Fairs and expos, promotional items, and sponsorships make up this category. Management has increased marketing outreach efforts consistent with the Corporation’s expanded market area in 2017.

Computer software and data processing expenses increased by $379,000, or 20.7%, for 2017, compared to 2016. Software-related expenses were up $264,000, or 26.2%, for the year ended December 31, 2017, compared to the prior year, primarily because of increased amortization on existing software as well as purchases of new software platforms to support the strategic initiatives of the Corporation. These fees are likely to continue to increase in 2018 but at a slower percentage. Actual software expense incurred will be dependent on how quickly new software platforms are identified, analyzed, approved and placed into service. Data processing fees were up $115,000, or 14.0%, for the year ended December 31, 2017, compared to the same period in 2016. These fees are likely to continue to increase throughout 2018 as data processing fees increase with the increase in customer transactions.

Bank shares tax expense was $859,000 for 2017, an increase of $52,000, or 6.4%, from 2016. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. Prior to 2014, the shares tax calculation formula utilized a rolling six-year average of taxable shares, which was the average shareholders’ equity of the Bank less the average amount of exempt U.S. obligations held. The shares tax calculation in 2014 changed to using a period-end balance of shareholders’ equity and a tax rate of 0.89% versus 1.25% in 2013 and prior years. However, in 2016, the tax rate was changed to 0.95% causing an increase in costs compared to the prior year. The increase in 2017 can be primarily attributed to the Corporation’s growing value of shareholders’ equity.

Professional services expense increased $83,000, or 5.2%, for 2017, compared to 2016. These services include accounting and auditing fees, legal fees, and fees for other third-party services. Fees for courier services increased by $33,000, or 80.0%, for the year as a result of courier services provided to customers in our new branch communities, primarily in southern Lancaster County. Accounting and auditing fees increased by $29,000, or 9.6%, and other outside service fees increased by $19,000, or 2.8%, for the year ended December 31, 2017, compared to the year-to-date period in 2016.

Other operating expenses increased by $203,000, or 8.8%, for the year ended December 31, 2017, compared to the same period in 2016. Loan-related expenses increased by $136,000, or 67.0% for year-to-date periods when comparing 2017 to 2016. The primary reason for this increase was the implementation of a third party origination loan program which generates revenue from loans referred by another financial institution, with a commission paid to that institution which runs through this other operating expense category. Additionally, fraud-related charge-offs increased by $125,000, or 84.2%, for 2017 compared to 2016. Partially offsetting these increases, FDIC insurance assessments decreased by $92,000, or 22.2% for the year ended December 31, 2017, compared to 2016.

Management uses the efficiency ratio as one metric to evaluate the Corporation’s level of operating expenses. The efficiency ratio measures the efficiency of the Corporation in producing one dollar of revenue. For example, an efficiency ratio of 70% means it costs seventy cents to generate one dollar of revenue. A lower ratio represents better operational efficiency. The formula for calculating the efficiency ratio is total operating expenses, excluding foreclosed property and OREO expenses, divided by net interest income on an FTE basis, prior to the provision for loan losses, plus other income, excluding gain or loss on the sale of securities. A higher level of operating expenses may be justified if the Corporation is growing interest earning assets and is increasing net interest income and other income at faster levels. This was the case in 2017 as the Corporation’s efficiency ratio was 73.2%, compared to 75.1% for 2016. The Corporation’s operating expenses have been growing at a more rapid pace as the Corporation increases locations and expands market area. Management has been successful in increasing both net interest income and fee income during this expansionary period, resulting in improved efficiency. In 2018, management anticipates further improvements in net interest margin, which will provide higher net interest income and better

ENB FINANCIAL CORP
Management’s Discussion and Analysis

efficiency, outside of improvements caused by normal growth. In the near term, management’s goal is to reduce the efficiency ratio to below 70%. While management desires a lower efficiency ratio, the desire to capture additional market share in the near future and the interest rate environment, including the timing of the Federal Reserve’s rate actions, will play a large part in determining when the Corporation’s efficiency ratio improves and the degree to which improvements can be made.

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

For the year ended December 31, 2017, the Corporation recorded a tax provision of $2,338,000, compared to $1,353,000 for 2016. This increase in tax provision was caused primarily by a deferred tax asset devaluation of $1.1 million as a result of a lower corporate tax rate. The Tax Cuts and Jobs Act lowered the corporate tax rate from 34% to 21% as of January 1, 2018, which will lower the Corporation’s provision for Federal income taxes in future years. However, the Corporation was required to write down the value of its net deferred tax assets by $1.1 million as of December 31, 2017. This devaluation reduced the deferred tax asset and increased tax expense for the year.

The effective tax rate for the Corporation was 26.9% for 2017, compared to 15.2% for 2016. The Corporation’s effective tax rate is lower than the 34% corporate rate that was effective until December 31, 2017, as a result of tax-free assets that the Corporation holds on its balance sheet. The majority of the Corporation’s tax-free assets are in the form of obligations of states and political subdivisions, referred to as municipal bonds.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of the cash on hand in the Corporation’s vaults, operational transaction accounts with the Federal Reserve Bank (FRB), and deposits in other banks. The FRB requires a specified amount of cash available either in vault cash or in an FRB account. Known as cash reserves, these funds provide for the daily clearing house activity of the Corporation and fluctuate based on the volume of each day’s transactions. Beyond these requirements, the Corporation maintains additional cash levels as part of Management’s active asset liability and liquidity strategy. Management has been carrying larger cash balances to provide an immediate hedge against interest rate risk and liquidity risk. As of December 31, 2017, the Corporation had $53.1 million in cash and cash equivalents, compared to $45.6 million as of December 31, 2016.

As a result of the actions of the Board of Governors on December 16, 2008, financial institutions have been able to receive a rate equivalent to the Federal funds rate on reserves held at the FRB. Because this rate matched the Federal funds rate that could be obtained at other correspondent banks, management began to keep larger balances at the FRB and less Federal funds. After the Federal Reserve action to raise the Federal funds rate to 0.50% on December 16, 2015, and to 0.75% on December 14, 2016, the Federal Reserve followed with incremental increases to the overnight rate in March, June, and December of 2017, until that rate became 1.50% as of December 31, 2017. The Corporation expects to maintain an element of total cash at the Federal Reserve as part of a diversified cash management plan. Management also invests excess cash in two money market accounts at other financial institutions. One money market account yielded a return of 1.59% at December 31, 2017, and the other money market account yielded a return of 1.70%, both more than the return received from the FRB. This diversification alters the mix of cash and cash equivalents to more interest bearing deposits in banks and less Federal funds sold. The cash and cash equivalents represent only one element of liquidity. For further discussion on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk.

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

Some conclusions drawn from the following table are as follows:

•	Balance sheet growth rate was 6.7% in 2017 compared to 8.2% in 2016.
•	Balance sheet mix changed with average balances of loans growing at a rate of 4.9%, compared to an 8.9% increase in securities.
•	Interest bearing demand deposits and savings deposits grew significantly in 2017 compared to a decline in time deposits.
•	Non-interest bearing deposits, the most beneficial deposits, grew at a rate of 16.2% in 2017, compared to 18.3% growth in 2016.
•	Time deposits continue to decline both in amount and as a percentage of total deposits with a 7.7% decrease in 2017 compared to a 12.4% decline in 2016.
•	Borrowings decreased by 5.1% in 2017, compared to an increase of 1.4% in 2016.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

SOURCES AND USES OF FUNDS

(DOLLARS IN THOUSANDS)

	2017 vs. 2016				2016 vs. 2015
	2017	2016	Increase (Decrease)		2016	2015	Increase (Decrease)
Average Balances	$	$	$	%	$	$	$	%

Short-term investments	29,277	24,325	4,952	20.4	24,325	24,128	197	0.8
Securities available for sale	323,317	296,925	26,392	8.9	296,925	294,947	1,978	0.7
Regulatory stock	5,629	4,851	778	16.0	4,851	3,994	857	21.5
Loans	581,267	553,994	27,273	4.9	553,994	489,989	64,005	13.1
Total Uses	939,490	880,095	59,395	6.7	880,095	813,058	67,037	8.2

Interest bearing demand	201,522	188,758	12,764	6.8	188,758	160,238	28,520	17.8
Savings accounts	187,018	163,210	23,808	14.6	163,210	140,379	22,831	16.3
Time deposits	155,285	168,182	(12,897)	(7.7)	168,182	192,005	(23,823)	(12.4)
Borrowings	70,557	74,381	(3,824)	(5.1)	74,381	73,330	1,051	1.4
Non-interest bearing demand	287,928	247,730	40,198	16.2	247,730	209,328	38,402	18.3
Total Sources	902,310	842,261	60,049	7.1	842,261	775,280	66,981	8.6

Securities Available For Sale

The Corporation classifies all of its securities as available for sale and reports the portfolio at fair market value. As of December 31, 2017, the Corporation had $319.7 million of securities available for sale, which accounted for 30.9% of assets, compared to 31.3% as of December 31, 2016. The securities portfolio increased in size, but decreased as a percentage of the balance sheet due to loan growth in 2017 and holding higher levels of cash balances. Deposits grew at a rapid pace allowing for additional investments in the securities portfolio resulting in a higher absolute balance at the end of 2017 compared to the prior year. While the ending balance of securities increased 3.8% from December 31, 2016 to December 31, 2017, the average balance of securities increased 8.9% for the year compared to 2016.

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

The securities policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications are designed to control the level of risk presented by each security type. The amount of diversity permitted through the policy allows management to pursue security types with better total return profiles or securities with higher yields. However, those securities that can provide higher levels of return will often bring higher elements of duration or credit risk. Management’s goal is to optimize portfolio total return performance over the long term while staying within portfolio policy guidelines. The composition of the securities portfolio at year end based on fair market value is shown in the following table.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2017		2016		2015
	$	%	$	%	$	%

U.S. government agencies	34,352	10.8	32,261	10.5	29,691	10.3
U.S. agency mortgage-backed securities	52,073	16.3	55,869	18.1	41,980	14.5
U.S. agency collateralized mortgage obligations	54,641	17.1	37,936	12.3	47,331	16.3
Corporate bonds	60,769	19.0	52,091	16.9	63,305	21.9
Obligations of states and political subdivisions	112,243	35.1	124,430	40.4	101,583	35.1
Marketable equity securities	5,583	1.7	5,524	1.8	5,533	1.9

Total securities available for sale	319,661	100.0	308,111	100.0	289,423	100.0

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

The Corporation’s marketable equity securities include an investment in qualified Community Reinvestment Act (CRA) mutual funds and a small portfolio of bank stocks held at the holding company level. A total of $5,280,000 has been invested into one qualified CRA fund that carried an AAA credit rating as of December 31, 2017. The fund is a Small Business Administration (SBA) CRA fund with a $5,280,000 book value and market value as it has a stable dollar price. The current guideline used by management for the minimum amount to be invested in CRA-approved investments is approximately 0.5% of assets. The current $5,280,000 of CRA investments is equivalent to 0.5% of assets. The small portfolio of bank stocks included in marketable equity securities had a book value of $267,000 and a fair market value of $303,000 as of December 31, 2017.

Overall, the tax equivalent yield on all of the Corporation’s securities increased from 2.48% for 2016, to 3.18% for 2017. Treasury rates were higher in 2017 compared to 2016, so the vast majority of securities that matured or were sold had lower yields than the securities purchased to replace them. Additionally, non-recurring U.S. sub-agency amortization of $1,681,000 was recorded during 2016 that resulted in a lower yield for the corporate sector and for the portfolio as a whole. The Corporation’s securities portfolio underwent a number of changes during 2017 including an increase in U.S. agency collateralized mortgage obligations (CMOs) and a decrease in obligations of states and political subdivisions. The fair market value of the Corporation’s securities portfolio increased by $11.6 million, or 3.7%, from December 31, 2016 to December 31, 2017, but the portfolio accounted for a smaller amount of the Corporation’s assets at 30.9% as of December 31, 2017, compared to 31.3% as of December 31, 2016.

Management increased the amount of CMOs in 2017 in an effort to provide a steady stream of cash flows in the securities portfolio with a structure that fits the Corporation’s strategies in a rates-up environment. Management also decreased the amount of obligations of states and political subdivisions in response to tax law changes that made these instruments slightly less beneficial from a yield and duration standpoint.

Management views the U.S. government agency sector as foundational to the building of the securities portfolio. U.S. agencies have very low risk and high liquidity, and depending on structure, are fairly predictable in terms of their performance. Non-callable agencies have a set maturity date with no principal payments until maturity. Callable agencies offer a higher yield but carry option risk, the risk that the agency could call the issue after it reaches the call date. This typically occurs if interest rates decline. The non-callable structures have lower yield but a better total return profile when considering all rate scenarios, however given a slow progression of higher rates the callable structure would outperform given the higher yield. As a result, management uses a blend of non-callable and callable instruments to enhance yield performance but ensure a predictable cash flow ladder is built out into the future. Management prefers to use corporate bonds to supplement U.S. agencies in building a ladder of steady maturities in the one-year to five-year

ENB FINANCIAL CORP
Management’s Discussion and Analysis

time frame. Corporate bonds provide better return than U.S. agencies, especially in this shorter time frame, since they provide better yields and are generally not callable. In the corporate bond market there are also floating rate bonds available that typically reprice quarterly based on a spread to one-month LIBOR. Management has selectively purchased several of these bonds to build more rates-up protection into the portfolio. While corporate bonds do carry substantially more credit risk than U.S. agencies, the credit risk of corporate bonds is greatly mitigated by maintaining shorter maturities.

Investments in MBS and CMOs assist management in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike U.S. agency bonds, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay monthly principal and interest. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease. During the majority of 2017, cash flows from these securities were lower than the prior year as a result of higher Treasury rates. Management desires and pursues those MBS and CMO securities that do not experience significant changes in prepayment speeds given changes in interest rates. Since nearly all of these securities are purchased at a premium, management is most concerned with how quickly that premium will be amortized based on the average life of the security. Therefore, management attempts to guard against those securities with fast or volatile prepayment speeds in favor of those that demonstrate more consistent principal payments.

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio on a tax-equivalent basis. In the continued prolonged period of historically low interest rates, the municipal bond sector has by far outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds; however, they generally carry the longest duration and highest interest rate risk exposure out of all the Corporation’s securities. The municipal bond portfolio had an unrealized loss position of $1,804,000 as of December 31, 2017, compared to an unrealized loss position of $3,998,000 as of December 31, 2016.

The vast majority of the municipal bonds held by the Corporation on December 31, 2017 carried between an A and an AA credit rating, with 9.2% carrying the highest AAA rating. These are stronger ratings on average than the ratings on the corporate bonds held by the Corporation. These ratings reflect the final rating or the rating with any insurance backing or credit enhancements. The Corporation’s securities policy requires that municipal bonds not carrying insurance have a minimum S&P credit rating of A- or a minimum Moody’s credit rating of A3 at the time of purchase. It is possible that municipalities have an underlying rating of S&P BBB+ or Moody’s Baa1 rating prior to insurance or credit enhancement while having a final rating of S&P A- or Moody’s A3 with the insurance and/or credit enhancement. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the weaker economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Therefore, management closely monitors any municipal bonds that have their credit ratings downgraded below initial purchase guidelines. The Corporation has not experienced any losses due to defaults or bankruptcies of states or political subdivisions. As of December 31, 2017, all of the municipal bonds carried credit ratings within the Corporation’s initial purchase policy requirements.

As of December 31, 2017, the Corporation held corporate bonds with a total book value of $61.3 million and fair market value of $60.8 million. Corporate bonds, consisting of bonds issued by public companies as unsecured credit, carry a 100% risk weighting for capital purposes and therefore are viewed as a higher risk security. Because of the higher risk posed by corporate bonds, the Corporation has a policy that limits corporates to 20% of the portfolio book value. As of December 31, 2017, this $61.3 million book value of corporate debt amounted to 19.2% of the portfolio book value, compared to $52.9 million book value, or 17.1% of portfolio book value as of December 31, 2016.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

six years with the preferred maturity range of two to five years. Credit risk grows exponentially with length. The shorter the maturity the more assurance the company’s financial position will remain sufficiently strong to ensure full payment of the bond at maturity. The longer the time horizon the more difficult it is to project the financial health of the company.

Management closely monitors the unrealized gain or loss positions of all the corporate bonds to identify any potential weakness. The trading levels of these securities are closely linked to the financial performance and health of the entity. Significant declines in the valuations of these securities, beyond what can be attributed to movement in interest rates, are generally an indication of higher credit risk. Management reviews all securities with unrealized losses approaching 10% or those carrying unrealized losses for prolonged periods of time, for possible impairment. As of December 31, 2017, the highest percentage of unrealized loss for any corporate bond was 2.5%. All but two of the corporate bonds had at least an A credit rating by one of the major credit rating services, with all corporate bonds considered investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

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

The following table shows the weighted-average life and yield on the Corporation’s securities by maturity intervals as of December 31, 2017, based on amortized cost. All of the Corporation’s securities are classified as available for sale and are reported at fair value; however, for purposes of this schedule they are shown at amortized cost.

SECURITIES PORTFOLIO MATURITY ANALYSIS

(DOLLARS IN THOUSANDS)

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. government agencies	—	—	18,071	1.69	17,030	2.16	—	—	35,101	1.92
U.S. agency mortgage-backed securities	11,076	1.73	25,735	1.96	11,594	2.12	4,576	2.17	52,981	1.96
U.S. agency collateralized mortgage obligations	4,358	2.44	24,052	2.25	23,177	2.18	3,906	2.34	55,493	2.24
Corporate bonds	2,004	1.68	50,182	2.24	9,148	2.69	—	—	61,334	2.29
Obligations of states and political subdivisions	1,013	2.88	4,818	0.62	7,372	3.56	100,844	3.94	114,047	3.77
Marketable equity securities	—	—	—	—	—	—	5,547	2.15	5,547	2.15

Total securities available for sale	18,451	1.96	122,858	2.04	68,321	2.38	114,873	3.73	324,503	2.70

Securities are assigned to categories based on stated contractual maturity except for MBS and CMOs, which are based on anticipated payment periods.

The yield on the securities portfolio, including equity securities, was 2.70% as of December 31, 2017, compared to 3.03% as of December 31, 2016. The reduction in yield was primarily due to the $12.2 million reduction in municipal bonds from December 31, 2016 to December 31, 2017. These bonds carry the highest yield in the portfolio but also the longest duration or length. Management reduced municipal bonds in the fourth quarter of 2017 primarily to reduce portfolio duration and in anticipation of a lower corporate tax rate making these tax free securities less favorable. As of December 31, 2017, the effective duration of the Corporation’s fixed income security portfolio was 3.3 years for the base case or rates unchanged scenario, compared to 4.4 years as of December 31, 2016. Effective duration is the estimated duration or length of a security or portfolio, which is implied by the price volatility. Effective duration is calculated by converting price volatility to a standard measurement representing length, expressed in years. It is a measurement of price sensitivity, with lower durations being advantageous in periods of rising rates and longer durations benefiting the holder in periods of declining rates. An effective duration of 3.0 years would approximate the duration of a three-year U.S. Treasury, a security that has no option risk or call provisions. Management receives effective duration and price volatility information quarterly on an individual security basis. Management’s target base case, or rates unchanged effective duration, is 3.0 years. The Corporation manages duration, along with interest rate sensitivity and fair value risk, across the entire balance sheet. Currently, assets are repricing quicker than liabilities, meaning the Corporation is asset sensitive and benefits by higher interest rates. Regardless of the Corporation’s asset sensitive balance sheet

ENB FINANCIAL CORP
Management’s Discussion and Analysis

position, management still desires to lower the securities portfolio’s effective duration from the current 3.3 years closer to the targeted 3.0 years throughout 2018 to further improve rates-up performance.

Effective duration is only one measurement of the length of the securities portfolio. Management receives and monitors a number of other measurements. In general, a shorter portfolio will adjust more quickly in a rising interest rate environment, whereas a longer portfolio will tend to generate more return over the long-term and will outperform a shorter portfolio when interest rates decline. Because the Corporation’s securities portfolio is slightly longer than the average peer bank, it will generally outperform the average peer bank given static rates or a decline in interest rates, and will generally underperform given higher interest rates. Additionally, with fixed rate instruments, the longer the term of the security, generally the more fair value risk there is when interest rates rise. The converse is true when interest rates decline. The securities portfolio is a significant piece of the Corporation’s assets, but there are other crucial elements that management also uses to manage the Corporation’s asset liability position such as cash and cash equivalents and borrowings. Beyond these, management also utilizes other elements of the Corporation’s balance sheet to reduce exposure to higher interest rates. Prime-based loans account for approximately 25% of the Corporation’s total loans which results in this segment of the portfolio having no exposure to interest rate risk because these loans reprice to the new Prime rate whenever there is a Federal Reserve rate movement. The unusually extended period of historically low rates also caused the Corporation’s deposits to undergo major changes in consistency with non-interest bearing accounts and savings accounts responsible for a larger percentage of deposits while time deposits have declined markedly. This has benefited the Corporation’s asset liability position with more core deposits which model with longer lives causing liabilities to extend. The combination of Prime-based loans and longer core deposits has allowed management to historically take on more duration in the securities portfolio. See Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion on the Corporation’s management of asset liability risks including interest rate risk and fair value risk.

The majority of the Corporation’s securities are held at the bank level with only a very small portfolio of bank stocks held at the holding company level. With only $267,000 of book value as of December 31, 2017, the non-maturity nature of the Corporation’s bank stock portfolio is not material to the duration of the Corporation’s securities portfolio or assets. The decision to purchase these equity securities at the holding company level took into account tax strategies, market conditions, and other strategic decisions.

Loans

Net loans outstanding increased $25.3 million, or 4.5%, from $564.0 million at December 31, 2016, to $589.3 million at December 31, 2017. The following table shows the composition of the loan portfolio as of December 31 for each of the past five years.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	December 31,
	2017		2016		2015		2014		2013
	$	%	$	%	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	90,072	15.1	86,434	15.2	87,613	16.8	95,914	20.4	97,243	22.2
Agriculture mortgages	152,050	25.5	163,753	28.7	158,321	30.5	140,322	29.8	114,533	26.2
Construction	18,670	3.1	24,880	4.4	14,966	2.9	7,387	1.6	9,399	2.1
Total commercial real estate	260,792	43.7	275,067	48.3	260,900	50.2	243,623	51.8	221,175	50.5

Consumer real estate (a)
1-4 family residential mortgages	176,971	29.7	150,253	26.3	133,538	25.7	123,395	26.2	127,253	29.1
Home equity loans	11,181	1.9	10,391	1.8	10,288	2.0	12,563	2.7	10,889	2.5
Home equity lines of credit	61,104	10.2	53,127	9.3	37,374	7.2	27,308	5.8	21,097	4.8
Total consumer real estate	249,256	41.8	213,771	37.4	181,200	34.9	163,266	34.7	159,239	36.4

Commercial and industrial
Commercial and industrial	41,426	6.9	42,471	7.4	36,189	7.0	31,998	6.8	28,719	6.6
Tax-free loans	20,722	3.5	13,091	2.3	19,083	3.7	11,806	2.5	10,622	2.4
Agriculture loans	18,794	3.2	21,630	3.8	18,305	3.5	16,496	3.5	14,054	3.2
Total commercial and industrial	80,942	13.6	77,192	13.5	73,577	14.2	60,300	12.8	53,395	12.2

Consumer	5,320	0.9	4,537	0.8	3,892	0.7	3,517	0.7	4,063	0.9

Total loans	596,310	100.0	570,567	100.0	519,569	100.0	470,706	100.0	437,872	100.0
Less:
Deferred loan costs, net	(1,243)		(1,000)		(714)		(462)		(348)
Allowance for loan losses	8,240		7,562		7,078		7,141		7,219
Total net loans	589,313		564,005		513,205		464,027		431,001

(a)	Residential real estate loans do not include mortgage loans serviced for others. These loans totaled $98,262,000 as of December 31, 2017, $66,767,000 as of December 31, 2016, $38,024,000 as of December 31, 2015, $16,670,000 as of December 31, 2014, and $4,866,000 as of December 31, 2013.

The composition of the loan portfolio has remained relatively stable in recent years, with the one major trend being the growth in 1-4 family residential lending. The total of all categories of real estate loans comprised 85.5% of total loans as of December 31, 2017, compared to 85.7% of total loans as of December 31, 2016. Commercial real estate remains the largest category of the loan portfolio, consisting of 43.7% of total loans as of December 31, 2017, compared to 48.3% of total loans as of December 31, 2016. Within the commercial real estate segment there has been a decrease in agricultural mortgages over the past year, with commercial mortgages increasing slightly and construction based mortgages growing in 2015 and 2016 and then declining in 2017. Agricultural purpose loans have averaged approximately 30% of the Corporation’s total loans over the past five-year period, but had experienced a period of rapid growth in 2014 and 2015 followed by slowing in 2016 and declines in 2017. In 2016 the growth rate slowed as economic conditions, namely weaker commodity prices, became more difficult and changes occurred in the Corporation’s agricultural lending team. The reduction in agricultural mortgages in 2017 was caused by a general slowing of the growth rate in the local agricultural industry, a more challenging year for dairy farmers, which account for approximately half the Corporation’s agricultural loans, and a reduction in the pipeline of new agricultural loans caused by the prior changes in the agricultural lending staff. The Corporation has a history of an agricultural focus, which coincides with the market area and type of customers that we serve. In 2017, the Corporation renewed its heavy commitment to agriculture by allocating more resources including the hiring of additional agricultural lenders. Management believes the agricultural loan portfolio will stabilize in 2018, but is also closely tracking the impact of weaker commodity prices on the Corporation’s farmers.

Commercial real estate loans decreased to $260.8 million at December 31, 2017, from $275.1 million at December 31, 2016, a 5.2% decrease. The decline in commercial real estate occurred in the agriculture mortgage and commercial construction loans. Agriculture mortgages declined by $11.7 million, or 7.1%, and commercial construction loans declined by $6.2 million, or 25.0%, from December 31, 2016, to December 31, 2017. Due primarily to competitive pressures and a slowdown in the pipeline for agriculture loans, these balances declined throughout 2017 with growth beginning to pick up again towards the end of the year. The trend over the past five years prior to 2017 had been for

ENB FINANCIAL CORP
Management’s Discussion and Analysis

agricultural mortgages to grow as a percentage of total commercial mortgages and as a percentage of the total loan portfolio, although 2016 marked a change in this trend with commercial loans beginning to grow faster, initially through construction loans, while agricultural mortgage lending slowed and this trend continued to a larger degree throughout 2017. The agricultural mortgages, along with agricultural loans not secured by real estate, accounted for 28.7% of the entire loan portfolio as of December 31, 2017, compared to 32.5% as of December 31, 2016. Management expects agricultural loans to increase in 2018 with commercial real estate growing at a faster pace. Management believes as economic conditions improve further in 2018, other elements of the local diversified economy outside of the agriculture industry will expand and cause commercial mortgages to grow faster.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 13.6% of total loans as of December 31, 2017, compared to 13.5% as of December 31, 2016. In scope, the commercial and industrial loans represent approximately 24% of the commercial real estate loans as of December 31, 2017. This is consistent with management’s credit preference for obtaining real estate collateral when making commercial loans. The balance of total commercial and industrial loans increased from $77.2 million at December 31, 2016, to $80.9 million at December 31, 2017, a 4.8% increase. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. The increase in the entire commercial and industrial segment in 2017 was due to an increase in tax-free loans. These loans, consisting of loans to local municipalities, increased by $7.6 million, or 58.3%, from December 31, 2016 to December 31, 2017. Management anticipates that commercial loans not secured by real estate will continue to experience moderate growth in 2018.

The Corporation provides credit to many small and medium-sized businesses. Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees. Commercial and industrial loans decreased to $41.4 million at December 31, 2017, a $1.1 million, or 2.6% decrease, from the $42.5 million at December 31, 2016. The commercial and industrial agricultural loans declined over the same period, related to the declining agriculture economic conditions as well as the challenging competitive environment. During 2017, these loans decreased by $2.8 million, or 13.1%, from balances at December 31, 2016. The commercial and industrial agricultural loans are expected to grow moderately in 2018 as management has hired additional agricultural lenders and is expanding efforts to reach more agricultural customers.

As a result of the regulatory concerns regarding commercial real estate (CRE) lending that arose out of the financial crisis, there has been a renewed focus on the amount of CRE loans as a percentage of total risk-based capital. The CRE loans are viewed as having more risk due to the specific types of commercial loans that fall into this category and their heavy reliance on the value of real estate that is used as collateral. During the financial crisis and years immediately after, many financial institutions had CRE loans in excess of 400% of total risk-based capital. Regulators were warning banks of concentrations in CRE loans and the increased risk that they could potentially bring. The Corporation’s level of CRE loans has been low relative to other community banks and the CRE profile has not materially changed over the past several years. The Corporation remains well below the CRE guidelines of 100% of total risk-based capital for construction and development loans, and 300% of risk-based capital for total CRE loans. There are nine categories of CRE loans by definition; however the Corporation only has seven of those types.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following chart details the Corporation’s CRE loans as of December 31, 2017 and December 31, 2016.

CRE SUMMARY BY CATEGORY
(DOLLARS IN THOUSANDS)	December 31,
	2017		2016
	Total		Total
	Committed	Risk-Based	Committed	Risk-Based
	Loan Amount	Capital	Loan Amount	Capital
CRE Description	$	%	$	%
Land Development Loans	5,130	4.6	11,272	10.5
1-4 Family Residential Construction Loans	800	0.7	3,435	3.2
Commercial Construction Loans	9,083	8.2	20,479	19.0
Other Land Loans	1,501	1.3	1,548	1.4
Multi-Family Property	7,603	6.8	7,385	6.9
Nonfarm, Nonresidential Property	17,561	15.8	23,450	21.8
Unsecured Loans to Developers	1,462	1.3	1,464	1.3
	43,140	38.7	69,033	64.1

Corporation's Risk-Based Capital	111,512		107,732

The Corporation’s level of CRE loans is low relative to other financial institutions in its peer group and as a percentage of risk-based capital, with 38.7% as of December 31, 2017. Management does not believe the Corporation’s CRE profile will change significantly during 2018. Management is closely monitoring all CRE loan types to be able to determine any negative trends that may occur. Management does internally monitor the delinquencies and risk ratings of these loans on a monthly basis and has established internal policy guidelines to restrict the amount of each of the above eight types of CRE loans as a percentage of capital. As of December 31, 2017, the Corporation was well under internal guidelines for all of the above CRE loan types.

Outside of commercial real estate loans, the consumer residential real estate category represents the second largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $213.8 million on December 31, 2016, to $249.3 million on December 31, 2017, a 16.6% increase. This category includes closed-end fixed rate or adjustable rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged close to 40% of total loans. In 2016, this percentage was 37.4%, and in 2017 it increased to 41.8%. Management expects the consumer residential real estate category to increase at a similar pace in 2018 due to a continued effort to increase mortgage volume. The economic conditions for consumers have also improved slightly going into 2018. Consumer disposable income is higher and home valuations have increased, which has increased the equity available in their homes, however if mortgage rates increase significantly during 2018, it is likely the growth rate could moderate.

The first lien 1-4 family mortgages increased by $26.7 million, or 17.8%, from December 31, 2016, to December 31, 2017. These first lien 1-4 family loans made up 71% of the residential real estate total as of December 31, 2017, and 70% as of December 31, 2016. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. During 2017, mortgage production increased 4% over the prior year.  The Corporation experienced increases in both portfolio and secondary market production. The percentage of mortgage originations going in the Corporation’s held for investment mortgage portfolio increased from 52% in 2016 to 55% in 2017, however, held-for-sale production remained consistent. Market conditions were more favorable with gains on the sale of mortgages increasing by 13% in 2017. The Corporation’s continued focus on the growth of the mortgage division led to an incremental increase in purchase-money and new construction concentration; 45% of volume in 2017 was purchase, 27% was residential construction lending, and only 28% was refinance activity.  The volume of residential mortgage production in 2017 led to a 17.8% increase in growth of the overall residential loan portfolio, with a significant shift from fixed rate loans to interim adjustable rate mortgages (ARMs), climbing from 28% of the residential loan portfolio at the end of 2016, to 39% at the end of 2017.  This shift in production has decreased the bank’s interest rate risk profile and this trend is expected to continue in 2018.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As of December 31, 2017, the remainder of the residential real estate loans consisted of $11.2 million of fixed rate junior lien home equity loans, and $61.1 million of variable rate home equity lines of credit (HELOCs). This compares to $10.4 million of fixed rate junior lien home equity loans, and $53.1 million of HELOCs as of December 31, 2016. Therefore, combined, these two types of home equity loans increased from $63.5 million to $72.3 million, an increase of 13.9%. The Prime rate had remained at a very low level of 3.25% for seven years beginning in December of 2008 and increased by 25 basis points to 3.50% in December of 2015 and another 25 basis points to 3.75% in December of 2016 before increasing three more times in 2017 ending the year at a rate of 4.50%. The majority of borrowers chose variable-rate HELOC products throughout 2016 and 2017 instead of fixed-rate home equity loans. In addition, multiple HELOC specials with a low introductory rate were offered in 2016 and 2017, which encouraged more HELOC activity resulting in the sizeable increase in this category of loans since the prior year. Management believes consumers may shift to more fixed-rate home equity lending throughout 2018 if the Prime rate continues to increase. While 2017 did not see a significant shift away from the variable-rate HELOC product, the more times the Prime rate increases, the more likely consumers are to evaluate all options and potentially choose to fix their loan for a specified term as opposed to allowing the interest rate to remain variable.

Consumer loans not secured by real estate represent a very small portion of the Corporation’s loan portfolio, accounting for 0.9% of total loans as of December 31, 2017, and 0.8% of loans at December 31, 2016. In recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Due to the credit crisis that occurred in 2008 and 2009, specialized lenders began pulling back on the availability of credit and more favorable credit terms. The underwriting standards of major financing and credit card companies began to strengthen in the past few years after years of lower credit standards. This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice. Management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of additional consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. Consumers are still holding back in the weak economic conditions, many trying to consolidate or pay off their debt. This is controlling the amount of new growth that is occurring in consumer loans.

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

Management does not anticipate that the loan portfolio composition will change materially in 2018, or be subject to any adverse trends, events, or uncertainty. The robust agricultural mortgage growth that occurred in 2015 and prior moderated in 2016 and decreased in 2017 but will likely pick up in 2018 with a renewed focus on this area and a full complement of lending staff. Commercial mortgage growth will be dependent on economic conditions continuing to improve. This has been a trend that management has observed with agricultural lending doing well when the economy is weak and commercial loan activity is diminished. As economic activity increases, the trend begins to reverse with agricultural lending slowing and commercial loan growth increasing. Since commercial lending is highly linked to economic conditions it is likely the entire commercial real estate area will grow as a percentage of total loans. The largest single category of 1-4 family residential mortgages is expected to continue growing but with a slower growth rate. Management would expect this single segment of the loan portfolio to account for approximately 30% of total loans throughout 2018.

The following tables show the maturities for the loan portfolio as of December 31, 2017, by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

LOAN MATURITIES

(DOLLARS IN THOUSANDS)

		Due After
		One Year
	Due in One	Through	Due After
	Year or Less	Five Years	Five Years	Total
	$	$	$	$
Commercial real estate
Commercial mortgages	5,912	3,562	80,598	90,072
Agriculture mortgages	8,881	3,935	139,234	152,050
Construction	1,080	13	17,577	18,670
Total commercial real estate	15,873	7,510	237,409	260,792

Consumer real estate
1-4 family residential mortgages	5,820	5,883	165,268	176,971
Home equity loans	5,744	1,279	4,158	11,181
Home equity lines of credit	42	1,475	59,587	61,104
Total consumer real estate	11,606	8,637	229,013	249,256

Commercial and industrial
Commercial and industrial	21,418	16,998	3,010	41,426
Tax-free loans	—	—	20,722	20,722
Agriculture loans	12,276	4,498	2,020	18,794
Total commercial and industrial	33,694	21,496	25,752	80,942

Consumer	1,953	3,122	245	5,320
Total amount due	63,126	40,765	492,419	596,310

FIXED AND FLOATING RATE LOANS DUE AFTER ONE YEAR

(DOLLARS IN THOUSANDS)

		Floating or
	Fixed Rates	Adjustable Rates	Total
	$	$	$

Commercial real estate
Commercial mortgages	3,589	80,571	84,160
Agriculture mortgages	3,531	139,638	143,169
Construction	574	17,016	17,590
Total commercial real estate	7,694	237,225	244,919

Consumer real estate
1-4 family residential mortgages	79,307	91,844	171,151
Home equity loans	3,197	2,240	5,437
Home equity lines of credit	6,881	54,181	61,062
Total consumer real estate	89,385	148,265	237,650

Commercial and industrial
Commercial and industrial	18,630	1,378	20,008
Tax-free loans	18,145	2,577	20,722
Agriculture loans	3,984	2,534	6,518
Total commercial and industrial	40,759	6,489	47,248

Consumer	3,367	—	3,367

Total amount due	141,205	391,979	533,184

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The original maturity date does not change. Customers will generally opt for another fixed reset period within the original term.

Out of all the loans due after one year, 26.5% are fixed-rate loans as of December 31, 2017. These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower. Floating or adjustable rate loans reflect different types of repricing. Approximately 35% of the $392.0 million of floating or adjustable loans due after one year are true floating loans. These loans are tied to the Prime rate and will reprice when the Prime rate changes. For commercial customers, generally all pass credits have been granted access to the Prime rate since 2011. However, a number of the Corporation’s business and commercial Prime-based loans have been priced at levels above the Prime rate due to the credit standing of the borrower. In terms of consumer real estate loans utilizing the Prime rate for pricing, the most common rate is Prime; however, the Corporation now utilizes risk-based pricing which causes HELOCs to be priced at various multiples of the Prime rate. Outside of a six-month introductory rate, the majority of the Corporation’s HELOCs were priced at 4.50%, 4.75%, and 5.00% as of December 31, 2017. The other 65% of the Corporation’s floating or adjustable loans due after one year are adjustable in nature and will reprice at a predetermined time in the amortization of the loan. These loans are mostly real estate commercial loans.

As of December 31, 2016, 40% of the $369.1 million of floating or adjustable loans due after one year were true floating rate loans that could reprice immediately, with the other 60% being adjustable after an initial fixed rate period. The percentage of loans that can reprice immediately decreased from 40% as of December 31, 2016, to 35% as of December 31, 2017. This decrease was a function of more consumers fixing their loans during 2017 with multiple Federal Reserve rate increases. True floating rate loans that would immediately reprice according to changes in the Prime rate are favorable in reducing the Corporation’s total exposure to interest rate risk and fair value risk should interest rates increase. It is likely the borrowing habits of commercial borrowers will continue to change as the Fed continues to raise rates in 2018. More commercial customers will desire to lock into an initial fixed interest rate period to avoid these future rate increases. This could cause a surge in commercial loan activity in early 2018 as commercial borrowers attempt to act ahead of further Federal Reserve rate actions.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	December 31,
	2017	2016	2015	2014	2013
	$	$	$	$	$

Non-accrual loans	393	721	380	967	1,101
Loans past due 90 days or more and still accruing	440	384	378	384	231
Troubled debt restructurings, non-performing	245	—	—	—	—
Total non-performing loans	1,078	1,105	758	1,351	1,332

Other real estate owned	—	—	—	69	39

Total non-performing assets	1,078	1,105	758	1,420	1,371

Non-performing assets to net loans	0.18%	0.20%	0.15%	0.31%	0.32%

Non-performing assets decreased by $29,000, or 2.6%, from December 31, 2016, to December 31, 2017, primarily as a result of lower levels of non-accruals partially offset by slightly higher loans past due 90 days or more and the addition of one loan considered a troubled debt restructuring (TDR). If a TDR is on non-accrual status, it is considered a non-accrual loan for purposes of this schedule. A TDR is a loan where management has granted a concession to the borrower

ENB FINANCIAL CORP
Management’s Discussion and Analysis

from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender. The TDR loan as of December 31, 2017, was an agriculture loan restructured in the second quarter of 2017. The loan is considered a TDR because the borrower was granted a six-month interest-only period on this loan. There were no non-performing TDR loans as of December 31, 2016. Management continues to monitor delinquency trends and the level of non-performing loans as a leading indicator of future credit risk. At this time, management believes that the potential for material losses related to non-performing loans remains low but is likely to trend higher. This is more of a function of the Corporation’s non-performing assets already being at very low historical levels. It is far more likely the level of non-performing assets would increase than decline to lower levels. The level of the Corporation’s non-performing loans remains very low relative to the size of the portfolio and relative to peers.

As of December 31, 2017, there were four loans to unrelated borrowers totaling $391,000 on non-accrual compared to four loans to three unrelated borrowers totaling $721,000 as of December 31, 2016. The largest non-accrual loan at December 31, 2017, was a loan with a balance of $224,000 to a borrower in the home improvement industry. This customer also had loans on non-accrual status as of December 31, 2016, with balances of $492,000. Charge-offs of $275,000 were recorded in 2017 related to this borrower which caused non-accrual loans in total to decrease from the prior year-end.

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

As of December 31, 2017 and 2016, the Corporation had no properties classified as other real estate owned (OREO). Expenses related to OREO are included in other operating expenses and gains or losses on the sale of OREO are included in other income on the Consolidated Statements of Income.

Total delinquencies include loans 30 to 59 days past due, loans 60 to 89 days past due, loans 90 days or more past due and still accruing, and non-accrual loans. Total delinquencies as a percentage of total loans decreased from 0.59% as of December 31, 2016, to 0.31% as of December 31, 2017. Management believes that the low levels of delinquencies experienced in 2016 and 2017 will continue in 2018 as economic conditions continue to improve. All of the Corporation’s delinquency percentages are significantly below the Corporation’s national peer group average. The potential for significant losses related to delinquent loans is difficult to predict as actual charge-offs are dependent on more than the level of delinquency. Management does view that the levels of delinquency, as well as net charge-offs, are at such historic lows that there is more likelihood they will increase going forward than decline. However, management currently does not expect the overall level of delinquencies to change materially in 2018.

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

The Corporation’s strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. In the years immediately following the financial crisis the Corporation experienced an increase in the number of charged-off loans and a greater number of classified loans. The higher amount of charge-offs coincided with the harsh economic conditions that followed the financial crisis, which had a material impact on several of the Corporation’s

ENB FINANCIAL CORP
Management’s Discussion and Analysis

commercial borrowers. As a result, the Corporation began increasing the provision for loan losses which grew from 1.38% of total loans as of December 31, 2009, to 1.72% as of December 31, 2010, to 2.06% of total loans as of December 31, 2011. This was a sharp increase in the allowance over a two-year period and marked an historic level for the Corporation. However, the amount of charged-off loans had already started to decline back to more normal levels in 2011 and management was making steady progress in reducing classified loans. Therefore, management was able to begin reducing the provision expense at the end of 2011, and then crediting provision expense in 2012, 2013, and 2014 as further progress was made.

While many financial institutions experienced this pattern of an escalation of allowance for loan losses after the financial crisis, then followed with reductions to the allowance in the form of credit provisions, the Corporation generally lagged this trend. This was due to following a steady decline of the Corporation’s classified assets, delinquencies and non-performing loans. It took a longer period to bring the allowance back down to levels supported by the quarterly allowance for loan loss calculation. After three years of credit provisions, 2015, 2016, and 2017 marked a return to a more normal provision expense.

The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for each of the past five years. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	December 31,
	2017	2016	2015	2014	2013
	$	$	$	$	$

Balance at January 1,	7,562	7,078	7,141	7,219	7,516
Loans charged off:
Commercial real estate	(200)	—	(272)	(204)	—
Consumer real estate	—	—	(28)	—	(84)
Commercial and industrial	(89)	(23)	(44)	(12)	(41)
Consumer	(28)	(31)	(18)	(19)	(22)
Total charge-offs	(317)	(54)	(362)	(235)	(147)

Recoveries of loans previously charged off:
Commercial real estate	—	—	34	—	—
Consumer real estate	20	10	—	5	—
Commercial and industrial	24	193	112	201	74
Consumer	11	10	3	1	1
Total recoveries	55	213	149	207	75
Net loans recovered (charged off)	(262)	159	(213)	(28)	(72)
Provision charged (credited) to operating expense	940	325	150	(50)	(225)
Balance at December 31,	8,240	7,562	7,078	7,141	7,219

Net (charge-offs) recoveries as a %
of average total loans outstanding	(0.05)	0.03	(0.04)	(0.01)	(0.02)

Allowance at year end as a % of total loans	1.38	1.32	1.36	1.52	1.65

Charge-offs for the year ended December 31, 2017, were $318,000, compared to $54,000 for the same period in 2016. During the fourth quarter of 2017, the Corporation charged off $275,000 related to a single commercial borrower. While this charge-off was higher than charge-offs in 2016, the Corporation’s level of charge-offs are still very low compared to the peer group average. Outside of this commercial charge-off, the other charge-offs represent a fairly typical level of consumer and small business loan charge-offs that would result from management charging off unsecured debt over 90 days delinquent with little likelihood of recovery.

During 2017, the Corporation recorded provision expense of $940,000 compared to $325,000 during 2016. The provision is used to increase or decrease the allowance for loan losses to a level considered adequate to provide for losses inherent in the loan portfolio. Throughout 2013 and 2014, after analysis of various factors, the allowance for loan loss calculation resulted in a reduction of the provision because of significant improvements in the loan portfolio related to delinquent, non-performing, and classified loans. Provision expense was recorded in 2015, 2016, and 2017 primarily due to slightly higher charge-offs in 2015 and 2017 as well as significant loan portfolio growth in all years. Management closely tracks delinquent, non-performing, and classified loans as a percentage of capital and of the loan portfolio.

From December 31, 2016 to December 31, 2017, there was a $2.4 million, or 16.7% increase, in substandard loans, which are considered classified loans and receive the highest degree of attention from management due to identified weaknesses. Substandard loans also have a larger impact to the allowance for loan loss calculation due to the increased likelihood of further credit deterioration. Special mention loans decreased $4.5 million, from $11.2 million at December 31, 2016, to $6.7 million at December 31, 2017. The decrease in special mention loans resulted from a mix of downgrades to substandard, loan payoffs, and upgrades to various pass ratings. Special mention loans, while not considered classified loans, do receive more scrutiny than a standard pass grade commercial loan and are assigned higher allocations for loan losses due to their status. All of the Corporation’s substandard and special mention borrowers will be reassessed as final 2017 financial information is received in early 2018.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. For the five-year period from 2013 through 2017, the Corporation maintained an allowance as a percentage of loans in a range between 1.32% and 1.65%. In 2017, the percentage increased from 1.32% at the beginning of the year, to 1.38% as of December 31, 2017. The composition of the Corporation’s loan portfolio has not changed materially from 2016 to 2017 and management views the overall risk profile of the portfolio to be similar to what it was in 2016. Management will continue to increase or decrease the allowance as a percentage of total loans

ENB FINANCIAL CORP
Management’s Discussion and Analysis

based on the quarterly calculation of the allowance for loan losses. Any increases are based on the need to allocate additional amounts based on estimated credit losses inherent in the current portfolio, utilizing historical and projected credit losses and levels of qualitative and quantitative risks that are appropriate based on the current credit environment. The Corporation’s allowance for loan losses as a percentage of loans will likely remain relatively unchanged throughout 2018.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. In 2017, net charge-offs represented 0.05% of average total loans outstanding compared to net recoveries of 0.03% in 2016.

The following table provides the allocation of the Corporation’s allowance for loan losses by major loan classifications. The percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type.

ALLOCATION OF RESERVE

(DOLLARS IN THOUSANDS)

	December 31,
	2017		2016		2015		2014		2013
		% of		% of		% of		% of		% of
	$	Loans	$	Loans	$	Loans	$	Loans	$	Loans

Real estate	5,915	85.5	5,447	85.7	5,234	85.1	5,201	86.5	5,003	86.9
Commercial and industrial	1,829	13.6	1,552	13.5	1,314	14.2	1,301	12.8	1,416	12.2
Consumer	98	0.9	82	0.8	62	0.7	66	0.7	102	0.9
Unallocated	398	—	481	—	468	—	573	—	698	—
Total allowance for loan losses	8,240	100.0	7,562	100.0	7,078	100.0	7,141	100.0	7,219	100.0

Real estate loans represent 85.5% of total loans with 71.8% of the allowance covering these loans. Real estate secured loans have historically experienced lower losses than non-real estate secured loans, accounting for the difference. The combined consumer and business real estate portion of the loan portfolio increased by $21.2 million, or 4.3%, from December 31, 2016, to December 31, 2017 causing an additional $468,000 to be placed in the allowance for these loans.

Commercial and industrial loans not secured by real estate have historically experienced higher loan losses as a percentage of balances and therefore requires a larger relative percentage of the reserve. The reserve allocated to these loans has increased and decreased in recent years, but has not changed significantly as a percentage of total loans. For 2017, the dollar amount of allocation for commercial and industrial loans increased by $277,000, or 17.8%, with this allocation accounting for 22.2% of the total allowance as of December 31, 2017 compared to 20.5% of the total allowance as of December 31, 2016. The increase in the commercial and industrial allocation is a reflection of the higher level of risk taken on in this category of loans.

As of December 31, 2017, 71.8% of the allowance was allocated to real estate secured loans, both consumer and commercial, which make up 85.5% of all loans, while 22.2% of the allowance was allocated to commercial and industrial loans, which make up 13.6% of all loans.

The amount of allowance allocated to consumer loans has always been very small as generally consumer loans more than 90 days delinquent are charged off. The amount of allowance allocated to consumer lines and personal loans is based on historical losses and qualitative factors.

The $398,000 unallocated portion of the allowance as of December 31, 2017, decreased slightly from the balance at the end of 2016, and the unallocated portion as a percentage of the total allowance declined from 6.4% at December 31, 2016, to 4.8% at December 31, 2017.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $3,119,000, or 13.8%, to $25,687,000 on December 31, 2017, from $22,568,000 as of December 31, 2016. During 2017, capital investments were made by the Corporation in new branch offices as well as investments at existing branches. The new investments that did occur in premises and equipment were primarily due to purchases associated with the new branch in Strasburg, Pennsylvania. In 2017, $4,506,000 of new investments were made in premises and equipment, while the Corporation recorded $1,387,000

ENB FINANCIAL CORP
Management’s Discussion and Analysis

of accumulated depreciation on existing assets, resulting in the increase in net premises and equipment during the year. The Corporation had $2,773,000 in construction in process at the end of 2017 compared to $180,000 at the end of 2016. This higher level of construction in process was due to the construction of the full-service Strasburg branch office which was completed and opened in January of 2018. For further information on fixed assets refer to Note D to the Consolidated Financial Statements.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) of Pittsburgh and Atlantic Community Bankers Bank (ACBB). The Corporation’s $5,794,000 of regulatory stock holdings as of December 31, 2017, consisted of $5,606,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation on a quarterly basis at par if outstanding borrowings decline to a predetermined level. The FHLB also pays a quarterly dividend on the outstanding shares held by the Corporation. The FHLB’s quarterly dividend yield was 5.00% annualized on activity stock and 2.00% annualized on membership stock as of December 31, 2017. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. In addition to the normal quarterly dividend, the FHLB paid a special dividend in the first quarter of 2015 due to their record earnings and strong financial position as of December 31, 2014. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Bank-Owned Life Insurance (BOLI)

The Corporation owned life insurance with a total recorded cash surrender value (CSV) of $27,814,000 on December 31, 2017, compared to $24,687,000 on December 31, 2016. The Corporation holds two distinct BOLI programs. The first, with a CSV of $4,775,000, was the result of insurance policies taken out on directors of the Corporation electing to participate in a directors’ deferred compensation plan. The program was designed to use the insurance policies to fund future annuity payments as part of a directors’ deferred compensation plan that permitted deferral of Board pay from 1979 through 1999. The plan was closed to entry in 1999, when directors were no longer provided the option of deferring their Board pay. The Corporation pays the required premiums for the policies and is the owner and beneficiary of the policies. The life insurance policies in the plan generally have annual premiums; however, the premium payments are not required after the first five years.

The second BOLI plan was originated in 2006 when life insurance was first taken out on a select group of the Corporation’s officers. The additional income generated from this BOLI plan is to assist in offsetting the rising cost of benefits currently being provided to all employees. The most recent BOLI investment was a $2.5 million investment made in December of 2017. This caused a sharper increase in BOLI CSV in 2017. The CSV for this plan was $23,039,000 as of December 31, 2017, compared to $19,961,000 at December 31, 2016. The CSV increase of $3,078,000 during 2017 was the result of the additional $2.5 million investment as well as internal return generated from these policies net of the cost of insurance. The Corporation purchased whole life policies for this BOLI plan and is the owner and beneficiary of the policies.

Deposits

The Corporation’s total ending deposits increased $49.0 million, or 6.0%, from $817.5 million on December 31, 2016, to $866.5 million on December 31, 2017. Customer deposits are the Corporation’s primary source of funding for loans and investments. In recent years the economic weakness and volatile performance of the stock market and other types of investments like real estate led customers back to banks as safe places to invest money, in spite of historically low interest rates. In addition to this trend, there was significant market disruption in the Corporation’s market area beginning in 2015 that greatly impacted 2016 and 2017, which resulted in customers seeking a new local financial

ENB FINANCIAL CORP
Management’s Discussion and Analysis

institution to meet their needs. Most of the growth in deposit balances during 2017 was in non-interest bearing demand accounts, money market deposit accounts, and savings accounts, with higher cost deposits like time deposits decreasing.

The Deposits By Major Classification table, shown below, provides the average balances and rates paid on each deposit category for each of the past three years. The average 2017 balance carried on all deposits was $831.8 million, compared to $767.9 million for 2016. This represents an increase of 8.3% on average deposit balances. The increase in average deposit balances from 2015 to 2016 was 9.4%. Average balances provide a more accurate picture of growth in deposits because deposit balances can vary throughout the year. In addition, the interest paid is based on average deposit balances carried during the year calculated on a daily basis.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2017		2016		2015
	$	%	$	%	$	%

Non-interest bearing demand	287,928	—	247,730	—	209,327	—
Interest-bearing demand	18,742	0.25	17,360	0.22	13,420	0.26
NOW accounts	84,232	0.15	85,222	0.13	75,044	0.15
Money market deposit accounts	98,548	0.18	86,176	0.15	71,774	0.18
Savings accounts	187,018	0.05	163,210	0.05	140,379	0.05
Time deposits	155,285	0.95	168,182	1.01	192,005	1.11
Total deposits	831,753		767,880		701,949

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Fees
•	Strength of the financial institution
•	Permanence of the financial institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to financial competition

The Corporation has been a stable presence in the market area and offers convenient locations, relatively low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves. Management has always priced products and services in a manner that makes them affordable for all customers. This, in turn, creates a high degree of customer loyalty, which has provided stability to the deposit base. In 2016, management saw significant deposit inflows due to merger activity in the local market. While this deposit growth slowed during 2017, there was still significant deposit growth experienced throughout the year. The Corporation continues to generally benefit from the customers’ preference to conduct business with a smaller financial institution versus a larger institution. The Corporation’s deposits also grew in the Morgantown, Georgetown, and Strasburg market areas where new branches were opened in 2016 and 2017. These offices significantly expanded the Corporation’s market area, which management continues to execute as part of the strategic plan.

The average balance of the Corporation’s core deposits, including non-interest bearing demand deposits, interest-bearing demand deposits, NOW accounts, MMDA accounts, and savings accounts, grew $76.8 million, or 12.8%, since December 31, 2016. Interest rates are at historic lows, which results in less motivation for customers to shop interest rates because the differential between high and low rates is compressed. Management believes customers are trying to build more liquid funds as a matter of prudence to position themselves to invest when rates rise more sharply. The safety of FDIC-insured funds and immediate access to funds in a low interest rate environment was more of a priority to customers than interest rates, however, as interest rates continue to increase, this attitude is beginning to change which will likely result in a change in the mix of deposits and more deposits potentially leaving the Corporation.

Time deposits are typically a more rate-sensitive product making them a less reliable source of funding. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. Due to current adequate funding levels from all sources, the Corporation’s recent time deposit strategy has been to offer rates that meet or slightly exceed the average rates offered by the local competing banks. This strategy will not grow

ENB FINANCIAL CORP
Management’s Discussion and Analysis

time deposits in the current environment because interest rates being offered are still at historically low levels not attractive to many depositors. There are some banks in the market offering special rates on odd-term CDs in an effort to attract CD funds now before rates increase any further. This has not historically been the deposit strategy of the Corporation and management does not anticipate the need to compete with these rates. Monitoring deposit rates going forward will be important as the interest rate environment will draw more and more attention from depositors.

In 2017 time deposits continued to decline in both dollars and as a percentage of the Corporation’s deposits with the average balance decreasing by $12.9 million, or 7.7%, compared to 2016 average balances. This is a function of the interest rate environment and the relatively small difference between time deposit rates and interest bearing demand deposit and money market fund rates. The consumer weighs the benefit of the higher rate versus the inability to gain access to the time deposit funds until the maturity date. There is a greater likelihood in 2018 that the consumer will seek additional deposit or investment options should the Federal Reserve continue to raise interest rates. The higher market rates become, the less willingness there will be for consumers to be content in low or non-interest bearing deposit accounts which could cause an increase in time deposit balances or a move to alternative investment options outside of deposits. A portion of the decrease in time deposit balances from 2016 to 2017 can also be attributed to customers redeploying their time deposits into the equity market and other investments, and other competing financial institutions that have different pricing strategies. A reduction in time deposits has worked in concert with management’s asset liability plan for a better mix of core deposits relative to time deposits. Management was willing to see a decline in time deposit balances as the most expensive source of funding for the Corporation.

Management follows a disciplined pricing strategy with regard to time deposit funds desiring not to pay materially above wholesale pricing levels. In this regard, if some elements of market competition prices materially above wholesale rates, management will not meet those pricing levels and will seek more cost effective wholesale funding opportunities.

As of December 31, 2017, time deposits over $100,000 made up 31.6% of the total time deposits. This compares to 31.5% on December 31, 2016. The total dollar amount of time deposits over $100,000 declined $3.6 million, or 7.1%, from December 31, 2016 to December 31, 2017. Since time deposits over $100,000 are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease. The following table provides the total amount of time deposits of $100,000 or more for the past three years by maturity distribution.

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

(DOLLARS IN THOUSANDS)

	December 31,
	2017	2016	2015
	$	$	$

Three months or less	9,220	7,496	13,336
Over three months through six months	3,115	4,165	8,896
Over six months through twelve months	8,724	7,738	9,691
Over twelve months	26,205	31,488	26,611
Total	47,264	50,887	58,534

In order to meet future funding obligations, it is necessary to review the timing of maturity for large depositors, like the time deposits of $100,000 or more. The Corporation monitors all large depositors to ensure that there is a steady flow of maturities. As of December 31, 2017, the Corporation had a typical laddering of large time deposits; however the portfolio was smaller and more heavily weighted to longer time deposits. Shorter term time deposits have declined as depositors have either lengthened the term to pursue a higher interest rate or allowed the time deposit to mature. For more information on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk. Additionally, for more information on the maturity of time deposits, see Note F to the Consolidated Financial Statements.

Borrowings

Total borrowings were $65.9 million as of December 31, 2017, and $69.6 million as of December 31, 2016. The Corporation had no short-term funds at December 31, 2017, and $8.3 million in short-term funds as of December 31, 2016. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Long-term borrowings increased to $65.9 million as of December 31, 2017, from $61.3 million as of December 31, 2017. The Corporation primarily uses Federal Home Loan Bank (FHLB) advances as the source for long-term borrowings. These borrowings are used as a secondary source of funding and to mitigate interest rate risk. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits as part of an asset liability strategy to obtain the most effective long term funding sources.

The increase in long-term FHLB borrowing balances during the year related to the Corporation’s 2017 strategy of refinancing maturing FHLB borrowings to lock in lower cost funding for a longer period of time and moving short-term funding into long-term funding before rates increase more. As of December 31, 2017, all the borrowings of FHLB were fixed-rate loans.

To limit the Corporation’s exposure and reliance on a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of the Corporation’s total assets. As of December 31, 2017, the Corporation was well within this policy guideline at 6.4% of asset size with $65.9 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of December 31, 2017, total borrowings from all sources amounted to 66.0% of the Corporation’s capital, well under the policy guideline. The Corporation has maintained FHLB borrowings and total borrowings within these guidelines throughout the year.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is $352.3 million as of December 31, 2017. The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels. The Corporation maintains capital ratios well above those minimum levels and higher than the peer group average. The risk-weighted capital ratios are calculated by dividing capital by risk-weighted assets. Regulatory guidelines determine risk-weighted assets by assigning assets to a pre-defined risk-weighted category. The calculation of Tier I Capital to Risk-Weighted Assets includes an adjustment to remove the impact of the unrealized holding gains or losses on the Corporation’s securities portfolio, adjusted for taxes. The Tier II or Total Capital to Risk-Weighted Assets ratio has the same adjustment but adds back any allowances for loan losses thereby making this ratio higher than the Tier I Capital to Risk-Weighted Assets ratio. The new Common Equity Tier I Capital Ratio could include an adjustment to Tier I Capital for deferred tax items, but there was no adjustment for the Corporation as of December 31, 2017 or 2016, so the Common Equity Tier I Capital ratio was the same as the Tier I Capital ratio. See Notes I and M to the Consolidated Financial Statements for additional information on capital transactions.

The following table reflects the Corporation’s capital ratios compared to regulatory capital requirements for prompt corrective action.

REGULATORY CAPITAL RATIOS	Capital Ratios			Regulatory Requirements
	As of	As of	As of
	Dec. 31,	Dec. 31,	Dec. 31,	Adequately	Well
	2017	2016	2015	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets	15.0%	15.2%	15.9%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	13.8%	14.1%	14.8%	6.0%	8.0%
Common Equity Tier I Capital to Risk-Weighted Assets	13.8%	14.1%	14.8%	4.5%	6.5%
Tier I Capital to Average Assets	10.1%	10.2%	10.8%	4.0%	5.0%

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

Total dividends paid to shareholders during 2017, were $3,190,000, or $1.12 per share, compared to $3,107,000, or $1.09 per share paid to shareholders during 2016. The Corporation uses current earnings and available retained earnings

ENB FINANCIAL CORP
Management’s Discussion and Analysis

to pay dividends. The Corporation’s current capital plan targets Tier I Capital to Average Assets between 10.0% and 12.0%. The Corporation also desires a dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, management’s goal is to maintain a payout ratio of 35% or above. For 2017, the dividend payout ratio was 50.2%. This higher ratio was due to the lower earnings recorded in 2017 primarily as a result of the one-time deferred tax devaluation of $1.1 million. The Corporation anticipates that the payout ratio for 2018 will be lower than the 2017 ratio and return to the more typical 35% to 40% range.

The amount of unrealized gain or loss on the Corporation’s securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the Corporation’s balance sheet. The change in unrealized holding gain or loss that occurred during 2017 is shown on the Corporation’s Consolidated Statements of Comprehensive Income, along with a reclassification adjustment for gains included in the current year’s income. The Corporation’s Consolidated Statements of Comprehensive Income shows the impact of changes in unrealized gains and losses during the year on the Corporation’s net income to arrive at net comprehensive income or loss.

In terms of the Corporation’s balance sheets, an unrealized gain increases capital while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of December 31, 2017, the Corporation showed unrealized losses, net of tax, of $3,195,000, compared to unrealized losses of $4,885,000 as of December 31, 2016. The changes in unrealized gains or losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

On July 1, 2008, ENB Financial Corp was formed. The retirement of all treasury shares was required as part of the formation of ENB Financial Corp. As a result, management needed treasury shares to be utilized for the existing Employee Stock Purchase Plan and Dividend Reinvestment Plan. Therefore, on August 14, 2008, the Board authorized a stock buyback plan for the purchase of up to 140,000 shares of common stock for corporate purposes. A total of 133,290 shares were purchased under this plan before it was superseded by a new plan. On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of another new plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Since formation of this new plan, 42,635 shares of treasury stock have been repurchased. Under both plans, a total of 175,925 shares of treasury stock have been repurchased and 156,191 reissued, with 19,734 treasury shares existing on December 31, 2017. In 2017, the net capital impact of shares being purchased and reissued was not significant with 16,500 shares being purchased and 15,941 shares reissued. A very similar level of stock purchase and reissue activity is expected in 2018 as management desires to purchase a sufficient amount of shares to cover the needs of the existing stock purchase plans and maintain a minimum level of treasury shares.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business. The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2017, and shows the future periods in which settlement of the obligations is expected. The contractual obligation numbers below do not include accrued interest. Refer to Note O to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)

	Less than	1-3	4-5	More than
	1 year	years	years	5 years	Total
	$	$	$	$	$

Time deposits (Note F)	64,234	51,885	33,290	—	149,409
Borrowings (Notes G and H)	14,625	22,914	28,310	—	65,849
Operating Leases	197,159	301,178	115,250	110,000	723,587

Total contractual obligations	276,018	375,977	176,850	110,000	938,845

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the liquidity section to follow, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of December 31, 2017. For further details regarding off-balance sheet arrangements, refer to Note O to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

December 31,
2017
$
Commitments to extend credit:
Revolving home equity loans	80,078
Construction loans	14,951
Real estate loans	55,834
Business loans	102,895
Consumer loans	930
Other	4,455
Standby letters of credit	11,345

Total	270,488

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

It is unlikely that maturing assets would equal maturing liabilities because, on the balance sheet, assets do not equal liabilities. For purposes of this analysis, $950.6 million of assets mature in all time frames while $933.6 million of liabilities mature in all time frames, resulting in a 101.8% cumulative maturity gap. So, while a cumulative maturity gap of 100% would indicate that the same amount of assets and liabilities are maturing within the specified period, this is rather unlikely to occur within any time frame, or on a cumulative basis.

Gap ratios have been increasing for the Corporation throughout 2017. The Corporation’s assets are moderately long, but the length of the securities portfolio and the loan portfolio is more than offset by the length of the Corporation’s core deposit liabilities in conjunction with holding higher levels of cash and cash equivalents. Beyond the non-maturity deposits, management is able to utilize the length of wholesale funding instruments to offset the declining length of the CD portfolio as customers invest in shorter terms in anticipation of higher interest rates.

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

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2017, along with the cumulative maturity gap guidelines monitored by management. For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

MATURITY GAP ANALYSIS

(DOLLARS IN THOUSANDS)

		More than	More than	More than
	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$
Assets maturing	108,823	68,726	240,508	193,637	338,924
Liabilities maturing	71,676	57,148	161,363	135,395	508,046
Maturity gap	37,147	11,578	79,145	58,242	(169,122)
Cumulative maturity gap	37,147	48,725	127,870	186,112	16,990

Maturity gap %	151.8%	120.3%	149.0%	143.0%	66.7%

Cumulative maturity gap %	151.8%	137.8%	144.1%	143.7%	101.8%

Cumulative maturity gap % guideline	45% to 155%	60% to 140%	75% to 125%	85% to 115%

As of December 31, 2017, two cumulative maturity gap ratios were within Corporate Policy guidelines and two were higher than the upper policy guideline. The three-year cumulative gap ratio was 144.1% as of December 31, 2017, compared to an upper guideline of 125% indicating more assets maturing in the 1-3 year time frame than is typical. Likewise, the five-year cumulative gap ratio was 143.7% as of December 31, 2017, compared to an upper guideline of 115%. Given the likelihood of higher rates in the future, these higher gap ratios are not of concern, but management will continue to monitor all gap ratios to ensure proper positioning for future interest rate cycles.

Given the possibility that short term interest rates will increase further in 2018, management’s current position is to maintain the cumulative maturity gap percentages within guidelines and even towards the higher end of the guidelines in preparation for the opportunity to invest excess cash in higher-yielding assets throughout the year. However, if interest rates would decline in the near term, maintaining higher gap ratios would result in more assets maturing and repricing to rates lower than the average portfolio rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which impacts the Corporation’s interest income and margin. The risk of liabilities repricing to higher interest rates was being moderated through the end of 2017 due to a balance of shorter time deposits beginning to reprice higher, while longer term time deposits were still repricing lower. If the Federal Reserve acts to increase short term interest rates in early 2018, the short term time deposit rates will likely need to be increased and therefore the repricing risk to higher rates would increase and overshadow any ongoing repricing savings on longer term deposits.

It is likely that, should market interest rates rise in 2018, customer behavior patterns will change and deposits will be more rate sensitive with a greater portion potentially leaving the Corporation. These maturity gaps are closely monitored along with additional liquidity measurements discussed below. Management will work to maintain these ratios on the high end of management’s policy guidelines throughout 2018 in order to position for the increased likelihood of rising interest rates in future time periods.

In addition to the cumulative maturity gap analysis discussed above, management utilizes a number of other important liquidity measurements that management believes have advantages over, and give better clarity to, the Corporation’s present and projected liquidity. The following is a listing of the Corporation’s other liquidity

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

As of December 31, 2017, the Corporation was within guidelines for all of the above measurements except the securities portfolio liquidity ratios. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 4% and 8% of total assets. As of December 31, 2017, these cash flows represented 2.3% of total assets, which is under the lower guideline. When factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 5.3% of total assets which is also slightly below the lower target of 6%. Additionally, the policy calls for the Corporation to maintain these cash flows between 10% and 20% of the total securities portfolio and as of December 31, 2017, these cash flows represented 7.5% of the portfolio, under the lower target. However, when factoring in overnight cash, these cash flows represented 17.2% of the portfolio which is within the target of 15% to 25%.

It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management had been carrying an average of approximately $40 million to $45 million of cash and cash equivalents on a daily basis throughout most of 2017. Management anticipates carrying this higher level of cash again throughout most of 2018. These measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of December 31, 2017, and December 31, 2016. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. Management does run expected growth scenarios through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

CHANGES IN NET INTEREST INCOME

	2017	2016	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	14.2	19.3	(20.0)
300 basis point rise	9.6	13.1	(15.0)
200 basis point rise	5.2	7.2	(10.0)
100 basis point rise	1.7	2.7	(5.0)
Base rate scenario	—	—	—
50 basis point decline	(2.0)	(0.6)	(2.5)
100 basis point decline	(5.1)	(3.3)	(5.0)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation's net interest income. Base rate is the Prime rate.

The above analysis shows a slightly negative impact to the Corporation’s net interest income in both down-rate scenarios. All up-rate scenarios show a positive impact. In the current rate environment, the amount of the Corporation’s assets repricing higher will be fairly large due to the amount of cash and variable rate loans that will reprice immediately when Prime increases. These instruments will generally reprice up the full amount of the Federal Reserve’s rate increase. This is not the case on the liability side where it is typical for management to react

ENB FINANCIAL CORP
Management’s Discussion and Analysis

slowly in increasing deposit rates. Even when deposit rates are increased, they are typically increased at a fraction of the increase in the Federal Funds rate. In the current environment, if interest rates rise, it is expected that deposit rates will move upward, but more slowly than asset rates. It is unlikely that rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities that would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year. The Corporation’s model also has the ability to measure changes to net interest income given interest rate changes that occur more slowly over time. This type of modeling is referred to as “interest rate ramps,” where a set change in rates occurs over a period of time. If rates were to move upward slowly over the course of the next six months, the results are very close to the results using a rate shock.

In all rates-up scenarios, modeled net interest income increases, with more significant increases after rates have increased at least 200 basis points. All rates-up scenarios show slightly less benefit compared to the results as of December 31, 2016. When rates do go up, most assets with the ability to reprice off a key benchmark rate will generally reprice by the full amount of the Federal Reserve’s rate movement while liabilities will lag and reprice by a much smaller amount, i.e. only a proportion of the asset rate increases. But that proportion is expected to be slightly higher than in past rate cycles. Financial industry studies have revealed that financial institutions are benefiting from a larger level of deposit balances as a result of the historically long and very low interest rate cycle. This is often referred to as a surge of deposits with concern being that these deposits could leave banks once the overnight Federal Funds rate reaches higher levels. As a result, it is anticipated that banks will need to be more competitive as interest rates begin to rise to retain these deposits as other financial competition re-enters the marketplace and is able to be competitive for these funds. Management has built more deposit sensitivity into the current model to reflect this anticipated impact. Importantly, management’s analysis continues to show that the Corporation should benefit when rates rise by achieving a larger increase in income associated with repricing assets than increased expense paid on repricing liabilities.

Additionally, the analysis shows that the Corporation’s net interest income would decrease if rates did decline. This results from several types of deposit products’ current offering rates being near the floor for pricing. For instance, savings accounts had an interest rate of 0.05% as of December 31, 2017. Management is only able to reduce the rate to zero; therefore, any reduction in the savings rate only benefits earnings to the magnitude of a 5-basis point rate decline. Meanwhile, if the Federal Reserve did decrease the overnight rate by 25 basis points, most of the Corporation’s commercial Prime-based loans would decrease by the full 25 basis points, causing a net reduction to net interest income. It is likely that, given any downward rate movement, management would act to help minimize the reduction in loan rates to limit the reduction in net interest income. Management could hold off on reducing fixed rates on loans but would need to allow Prime-based loans to price off their contract terms. In this manner, management influences customer behavior and encourages more variable rate loans, which would improve the Corporation’s net interest income given future interest rate increases.

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

The table below indicates the changes in the Corporation’s NPV as of December 31, 2017 and December 31, 2016. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the net portfolio value and net interest income in the event of the interest rate changes described below.

As of December 31, 2017, the Corporation was within guidelines for all up-rate scenarios but was outside of guidelines for the two down-rate scenarios. The positive impact of higher rates on both loans and securities was down from December 31, 2016, due to less variable rate loans while deposits modeled more favorable to higher rates, showing more of a decline. On the liability side of the Corporation’s balance sheet, the value of non-interest bearing deposit accounts only becomes more and more valuable as interest rates rise, which is reflected in NPV as a decreasse in liabilities. These deposits have always been highly favorable in a rising rate environment as these

ENB FINANCIAL CORP
Management’s Discussion and Analysis

balances are more valuable to the Corporation, representing a decrease in liabilities as interest rates rise. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts also provide more benefit to the Corporation when interest rates rise and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease, causing the net present value or fair value of the Corporation’s balance sheet to increase.

CHANGES IN NET PORTFOLIO VALUE

	2017	2016	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	9.8	(6.8)	(20.0)
300 basis point rise	12.7	(3.4)	(15.0)
200 basis point rise	13.4	(0.9)	(10.0)
100 basis point rise	10.1	1.4	(5.0)
Base rate scenario	—	—	—
50 basis point decline	(11.3)	(1.6)	(7.5)
100 basis point decline	(28.3)	(7.4)	(15.0)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities.  Base rate is the Prime rate.

The results as of December 31, 2017, indicate that the Corporation’s net portfolio value would experience valuation gains in all up-rate scenarios with a gain of 10.1% in the rates-up 100 basis point scenario, and gains of 13.4%, 12.7%, and 9.8% in the rates-up 200, 300, and 400 basis point scenarios, respectively. A valuation gain indicates that the value of the Corporation’s assets is declining at a slower pace than the decrease in the value of the Corporation’s liabilities. Even though the Corporation has some longer-term assets such as residential mortgages and municipal securities which show declines in value as interest rates increase further, the large balances of core deposits more than offsets this fair value exposure of the longer-term assets. As the composition of the balance sheet changes throughout 2018, it is likely that the fair value analysis will show exposure in the rates-up scenarios particularly if the mix of deposits changes throughout the year. With potentially higher Treasury rates and a different mix of deposits or loans, fair value could experience more volatility. Based on past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, when short term interest rates do increase further. The Corporation’s core deposits have been stable through a number of rate cycles. While the changes in net portfolio value show exposure in the down-rate scenarios that is outside of policy guidelines, it is management’s belief that the more likely scenario is rates-up and our balance sheet is well-positioned for that scenario. Conintual monitoring of all interest rate scenarios will be essential throughout 2018.

ENB FINANCIAL CORP

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ENB Financial Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ENB Financial Corp and subsidiary (the “Company”) as of December 31, 2017 and 2016; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2005.

Cranberry Township, Pennsylvania

March 29, 2018

S.R. Snodgrass, P.C. • 2009 Mackenzie Way, Suite 340 • Cranberry Township, Pennsylvania 16066 • Phone: (724) 934-0344 • Fax: (724) 934-0345

ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2017	2016
	$	$
ASSETS
Cash and due from banks	21,867	19,852
Interest-bearing deposits in other banks	31,206	25,780

Total cash and cash equivalents	53,073	45,632

Securities available for sale (at fair value)	319,661	308,111

Loans held for sale	2,892	2,552

Loans (net of unearned income)	597,553	571,567

Less: Allowance for loan losses	8,240	7,562

Net loans	589,313	564,005

Premises and equipment	25,687	22,568
Regulatory stock	5,794	5,372
Bank owned life insurance	27,814	24,687
Other assets	9,388	11,326

Total assets	1,033,622	984,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	314,917	280,543
Interest-bearing	551,560	536,948

Total deposits	866,477	817,491

Short-term borrowings	—	8,329
Long-term debt	65,850	61,257
Other liabilities	1,536	2,237

Total liabilities	933,863	889,314

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,849,823 as of 12/31/17
Issued 2,869,557 and Outstanding 2,850,382 as of 12/31/16	574	574
Capital surplus	4,415	4,403
Retained earnings	98,629	95,475
Accumulated other comprehensive loss net of tax	(3,195)	(4,885)
Less: Treasury stock cost on 19,734 shares as of 12/31/17
19,175 shares as of 12/31/16	(664)	(628)

Total stockholders' equity	99,759	94,939

Total liabilities and stockholders' equity	1,033,622	984,253

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2017	2016	2015
	$	$	$
Interest and dividend income:
Interest and fees on loans	24,253	22,525	20,205
Interest on securities available for sale
Taxable	3,841	1,480	2,969
Tax-exempt	4,248	3,863	3,234
Interest on deposits at other banks	388	138	75
Dividend income	387	335	359

Total interest and dividend income	33,117	28,341	26,842

Interest expense:
Interest on deposits	1,929	2,067	2,484
Interest on borrowings	1,010	987	1,260

Total interest expense	2,939	3,054	3,744

Net interest income	30,178	25,287	23,098

Provision for loan losses	940	325	150

Net interest income after provision for loan losses	29,238	24,962	22,948

Other income:
Trust and investment services income	1,776	1,475	1,286
Service fees	2,669	2,259	2,019
Commissions	2,303	2,169	2,033
Gains on securities transactions, net	675	2,370	2,840
Gains on sale of mortgages	1,715	1,512	806
Earnings on bank-owned life insurance	688	785	726
Other income	495	574	345

Total other income	10,321	11,144	10,055

Operating expenses:
Salaries and employee benefits	19,340	16,769	14,796
Occupancy	2,413	2,183	2,092
Equipment	1,166	1,091	1,126
Advertising & marketing	698	614	552
Computer software & data processing	2,210	1,831	1,594
Shares tax	859	807	781
Professional services	1,673	1,590	1,443
Other expense	2,518	2,315	2,351

Total operating expenses	30,877	27,200	24,735

Income before income taxes	8,682	8,906	8,268

Provision for federal income taxes	2,338	1,353	1,358

Net income	6,344	7,553	6,910

Earnings per share of common stock	2.23	2.65	2.42

Cash dividends paid per share	1.12	1.09	1.08

Weighted average shares outstanding	2,849,084	2,850,610	2,853,310

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2017	2016	2015
	$	$	$

Net income	6,344	7,553	6,910

Other comprehensive income (loss), net of tax:
Net change in unrealized gains:

Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	3,235	(4,649)	941
Income tax effect	(1,100)	1,580	(320)
	2,135	(3,069)	621

Gains recognized in earnings	(675)	(2,370)	(2,840)
Income tax effect	230	806	965
	(445)	(1,564)	(1,875)

Other comprehensive income (loss), net of tax	1,690	(4,633)	(1,254)

Comprehensive Income	8,034	2,920	5,656

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$
Balances, January 1, 2015	574	4,375	87,200	1,002	(384)	92,767

Net income	—	—	6,910	—	—	6,910

Other comprehensive loss net of tax	—	—	—	(1,254)	—	(1,254)
			—
Treasury stock purchased - 22,935 shares	—	—	—	—	(752)	(752)

Treasury stock issued - 15,623 shares	—	20	—	—	492	512

Cash dividends paid, $1.08 per share	—	—	(3,081)	—	—	(3,081)

Balances, December 31, 2015	574	4,395	91,029	(252)	(644)	95,102

Net income	—	—	7,553	—	—	7,553

Other comprehensive loss net of tax	—	—	—	(4,633)	—	(4,633)
			—
Treasury stock purchased - 14,000 shares	—	—	—	—	(465)	(465)

Treasury stock issued - 14,858 shares	—	8	—	—	481	489

Cash dividends paid, $1.09 per share	—	—	(3,107)	—	—	(3,107)

Balances, December 31, 2016	574	4,403	95,475	(4,885)	(628)	94,939

Net income	—	—	6,344	—	—	6,344

Other comprehensive income net of tax	—	—	—	1,690	—	1,690
			—
Treasury stock purchased - 16,500 shares	—	—	—	—	(568)	(568)

Treasury stock issued - 15,941 shares	—	12	—	—	532	544

Cash dividends paid, $1.12 per share	—	—	(3,190)	—	—	(3,190)

Balances, December 31, 2017	574	4,415	98,629	(3,195)	(664)	99,759

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2017	2016	2015
	$	$	$
Cash flows from operating activities:
Net income	6,344	7,553	6,910
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	3,892	6,481	6,268
Decrease (increase) in interest receivable	66	(150)	106
Increase (decrease) in interest payable	1	(72)	(130)
Provision for loan losses	940	325	150
Gains on securities transactions, net	(675)	(2,370)	(2,840)
Gains on sale of mortgages	(1,715)	(1,512)	(806)
Loans originated for sale	(42,847)	(46,556)	(25,863)
Proceeds from sales of loans	44,222	46,642	26,049
Earnings on bank-owned life insurance	(688)	(785)	(726)
Loss on sale of other real estate owned	—	—	30
Depreciation of premises and equipment and amortization of software	1,624	1,623	1,548
Net decrease (increase) in deferred income tax	1,496	(381)	275
Other assets and other liabilities, net	(1,310)	(354)	(563)
Net cash provided by operating activities	11,350	10,444	10,408

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	21,864	59,094	45,941
Proceeds from sales	80,642	163,085	154,384
Purchases	(114,269)	(251,616)	(199,023)
Proceeds from sale of other real estate owned	—	—	176
Purchase of regulatory bank stock	(2,920)	(2,267)	(1,511)
Redemptions of regulatory bank stock	2,498	1,209	424
Purchase of bank-owned life insurance	(2,439)	(33)	(2,540)
Net increase in loans	(26,693)	(51,507)	(49,695)
Purchases of premises and equipment, net	(4,510)	(2,280)	(689)
Purchase of computer software	(118)	(326)	(180)
Net cash used for investing activities	(45,945)	(84,641)	(52,713)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	61,181	96,929	60,876
Net decrease in time deposits	(12,195)	(19,500)	(20,465)
Net increase (decrease) in short-term borrowings	(8,329)	(407)	8,736
Proceeds from long-term debt	19,593	17,163	12,794
Repayments of long-term debt	(15,000)	(15,500)	(15,500)
Dividends paid	(3,190)	(3,107)	(3,081)
Proceeds from sale of treasury stock	544	489	512
Treasury stock purchased	(568)	(465)	(752)
Net cash provided by financing activities	42,036	75,602	43,120
Increase in cash and cash equivalents	7,441	1,405	815
Cash and cash equivalents at beginning of period	45,632	44,227	43,412
Cash and cash equivalents at end of period	53,073	45,632	44,227

Supplemental disclosures of cash flow information:
Interest paid	2,938	3,126	3,874
Income taxes paid	1,725	1,840	1,067

Supplemental disclosure of non-cash investing and financing activities:
Net transfer of other real estate owned from loans	—	—	137
Fair value adjustments for securities available for sale	(2,560)	7,019	(1,899)

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ENB Financial Corp, through its wholly owned subsidiary, Ephrata National Bank, provides financial services to Northern Lancaster County and surrounding communities. ENB Financial Corp, a bank holding company, was formed on July 1, 2008, to become the parent company of Ephrata National Bank, which existed as a stand-alone national bank since its formation on April 11, 1881. The Corporation’s wholly owned subsidiary, Ephrata National Bank, offers a full array of banking services including loan and deposit products for both personal and commercial customers, as well as trust and investment services, through twelve full-service office locations.

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

In terms of the Corporation’s loan portfolio, the commercial and industrial loans and commercial real estate loans are deemed to have more risk than the consumer real estate loans and other consumer loans in the portfolio. The commercial loans not secured by real estate are highly dependent on their financial condition and therefore are more dependent on economic conditions. The commercial loans secured by real estate are also dependent on economic conditions but generally have stronger forms of collateral. More recently, commercial real estate has been negatively impacted by devaluation so these commercial loans carry a higher qualitative factor for changes in the value of collateral. The commercial loans and commercial real estate loans have historically been responsible for the majority of the Corporation’s delinquencies, non-accrual loans, and charge-offs, so both of these categories carry higher qualitative factors than consumer real estate loans and other consumer loans. Of particular focus currently is the dairy component of the Corporation’s agricultural loans. The decline in milk prices continues to put financial pressure on these operations and management has increased qualitative factors over the year to reflect this. The Corporation has historically experienced very low levels of consumer real estate and consumer loan charge-offs so these qualitative factors are set lower than the commercial real estate and commercial and industrial loans.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

Allowance for Off-Balance Sheet Extensions of Credit

The Corporation maintains an allowance for off-balance sheet extensions of credit, which would include any unadvanced amount on lines of credit and any letters of credit provided to borrowers. The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets. The liability was $317,000 as of December 31, 2017, and $345,000 as of December 31, 2016. As the unadvanced portion of lines of credit increases, this provision will increase.

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

Other Real Estate Owned (OREO)

OREO represents properties acquired through customer loan defaults. These properties are recorded at the lower of cost or fair value less projected disposal costs at acquisition date. Fair value is determined by current appraisals. Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets. The Corporation had no OREO as of December 31, 2017, or December 31, 2016.

Mortgage Servicing Rights (MSRs)

The Corporation has agreements for the express purpose of selling residential mortgage loans on the secondary market, referred to as mortgage servicing rights. The Corporation maintains all servicing rights for loans currently sold through FHLB and Fannie Mae. The Corporation had $661,000 of MSRs as of December 31, 2017, compared to $410,000 as of December 31, 2016. Management expects MSRs to continue to grow as a result of the expanded mortgage program. The value of newly originated MSRs is determined by estimating the life of the mortgage and how long the Corporation will have access to the servicing income stream to determine the relative fair value. The Corporation utilizes a third party that calculates the MSR valuation on a quarterly basis. A longer estimated life would increase the MSR while a shorter estimated life would decrease the value of the asset. Management records the MSR value based on this reporting. Ultimately the value of the MSRs would be at what level a willing buyer and seller would exchange the MSRs. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio. Impairment is evaluated based on the fair value of the rights, portfolio interest rates, and prepayment characteristics. MSRs are a component of other assets on the Consolidated Balance Sheets.

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

Bank-Owned Life Insurance (BOLI)

BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $27,814,000 and $24,687,000 as of December 31, 2017, and 2016, respectively. The increase in BOLI cash surrender value was primarily due to $2.5 million of additional policies being purchased in December of 2017, with the remainder of the increase attributable to normal appreciation of existing policies as a result of returns exceeding expenses.

Advertising Costs

The Corporation expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2017, 2016, and 2015, were $698,000, $614,000, and $552,000, respectively.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

As part of the 401(k) Plan, the Corporation also has a noncontributory Profit Sharing Plan which covers substantially all employees. The Corporation provides a 3% Non-Elective contribution to all employees and contributes a 2% Elective Contribution to all employees aged 21 or older who work 1,000 or greater hours in a calendar year and have completed at least one full year of employment.

Trust Assets and Income

Assets held by ENB’s Money Management Group in a fiduciary or agency capacity for customers are not included in the Corporation’s Consolidated Balance Sheets since these items are not assets of the Corporation. In accordance with banking industry practice, trust income is recognized on a cash basis; as such income does not differ significantly from amounts that would be recognized on an accrual basis. Trust income is reported in the Corporation’s Consolidated Statements of Income under other income.

Reclassification of Comparative Amounts

Certain comparative amounts for the prior year have been reclassified to conform to current-year classifications. Such reclassifications had no material effect on net income or stockholders’ equity.

Recently Issued Accounting Standards

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption on January 1, 2018, the Corporation made a one-time cumulative effect adjustment from accumulated other comprehensive income to retained earnings of $36,000. The net effect was an increase to retained earnings.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Corporation is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Corporation’s preliminary analysis of its current portfolio, the impact to the Corporation’s balance sheet is

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

estimated to result in less than a 1 percent increase in assets and liabilities. The Corporation also anticipates additional disclosures to be provided at adoption.

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Corporation’s financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Corporation expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update should be applied prospectively on or after the effective date. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The amendments in this Update clarify what constitutes a financial asset within the scope of Subtopic 610-20. The amendments also clarify that entities should identify each distinct nonfinancial asset or in substance nonfinancial asset that is promised to a counterparty and to derecognize each asset when the counterparty obtains control. There is also additional guidance provided for partial sales of a nonfinancial asset and when derecognition, and the related gain or loss, should be recognized. The amendments in this Update are effective at the same time as the amendments in Update 2014-09. Therefore, for public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). This Update relates primarily to the reporting by an employee benefit plan for its interest in a master trust, which is a trust for which a regulated financial institution serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held. For each master trust in which a plan holds an interest, the amendments in this Update require a plan's interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

in the statement of changes in net assets available for benefits, respectively. The amendments in this Update remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments, which supplements the existing requirement to disclose the master trusts balances in each general type of investments. There are also increased disclosure requirements for investments in master trusts. The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. Upon adoption on January 1, 2018, the Corporation made a one-time cumulative effect adjustment from accumulated other comprehensive income to retained earnings of $1.7 million. The net effect was a decrease to retained earnings.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award.  This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards.  The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853), which applies to the accounting by operating entities for service concession arrangements within the scope of Topic 853. The amendments in this Update clarify that the grantor (government), rather than the third-party drivers, is the customer of the operation services in all cases for service concession arrangements within the scope of Topic 853. For an entity that has not adopted Topic 606 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update generally are the same as the effective date and transition

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

requirements for Topic 606 (and any other Topic amended by ASU 2014-09, Revenue from Contracts with Customers (Topic 606)). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferred the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current generally accepted accounting principles. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early application is permitted in any period after issuance. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. This Update is not expected to have a significant impact on the Corporation’s financial statements.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act), which requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws.  The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Upon adoption in February 2018, the Corporation made a one-time cumulative effect adjustment from accumulated other comprehensive income to retained earnings of $634,000. The net effect was an increase to retained earnings.

NOTE B - SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

The amortized cost and fair value of securities held at December 31, 2017, and 2016, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$

December 31, 2017
U.S. government agencies	35,101	—	(749)	34,352
U.S. agency mortgage-backed securities	52,981	8	(916)	52,073
U.S. agency collateralized mortgage obligations	55,493	46	(898)	54,641
Corporate bonds	61,334	24	(589)	60,769
Obligations of states and political subdivisions	114,047	243	(2,047)	112,243
Total debt securities	318,956	321	(5,199)	314,078
Marketable equity securities	5,547	36	—	5,583
Total securities available for sale	324,503	357	(5,199)	319,661

December 31, 2016
U.S. government agencies	33,124	—	(863)	32,261
U.S. agency mortgage-backed securities	56,826	22	(979)	55,869
U.S. agency collateralized mortgage obligations	38,737	41	(842)	37,936
Corporate bonds	52,928	8	(845)	52,091
Obligations of states and political subdivisions	128,428	346	(4,344)	124,430
Total debt securities	310,043	417	(7,873)	302,587
Marketable equity securities	5,469	55	—	5,524
Total securities available for sale	315,512	472	(7,873)	308,111

The amortized cost and fair value of debt securities available for sale at December 31, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	18,451	18,223
Due after one year through five years	122,859	121,231
Due after five years through ten years	68,321	67,020
Due after ten years	109,325	107,604
Total debt securities	318,956	314,078

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Securities available for sale with a par value of $64,580,000 and $63,726,000 at December 31, 2017 and 2016, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair market value of these pledged securities was $66,157,000 at December 31, 2017, and $65,770,000 at December 31, 2016.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Securities Available for Sale
	2017	2016	2015
	$	$	$
Proceeds from sales	80,642	163,085	154,384
Gross realized gains	946	2,457	2,934
Gross realized losses	271	87	94

The bottom portion of the above table shows the net gains on security transactions, including any impairment taken on securities held by the Corporation. The net gain or loss from security transactions is also reflected on the Corporation’s Consolidated Statements of Income and Consolidated Statements of Cash Flows.

Information pertaining to securities with gross unrealized losses at December 31, 2017, and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2017
U.S. government agencies	9,941	(59)	24,411	(690)	34,352	(749)
U.S. agency mortgage-backed securities	10,326	(78)	37,123	(838)	47,449	(916)
U.S. agency collateralized mortgage obligations	29,551	(280)	20,980	(618)	50,531	(898)
Corporate bonds	38,543	(282)	15,019	(307)	53,562	(589)
Obligations of states & political subdivisions	15,188	(142)	68,278	(1,905)	83,466	(2,047)
Total temporarily impaired securities	103,549	(841)	165,811	(4,358)	269,360	(5,199)

As of December 31, 2016
U.S. government agencies	32,261	(863)	—	—	32,261	(863)
U.S. agency mortgage-backed securities	47,418	(856)	3,989	(123)	51,407	(979)
U.S. agency collateralized mortgage obligations	33,206	(842)	—	—	33,206	(842)
Corporate bonds	45,335	(830)	2,002	(15)	47,337	(845)
Obligations of states & political subdivisions	101,229	(4,063)	8,041	(281)	109,270	(4,344)
Total temporarily impaired securities	259,449	(7,454)	14,032	(419)	273,481	(7,873)

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

In the debt security portfolio, there are 187 positions carrying unrealized losses as of December 31, 2017. There were no instruments considered to be other-than-temporarily impaired at December 31, 2017.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the Corporation’s loan portfolio by category of loans for 2017 and 2016.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2017	2016
	$	$
Commercial real estate
Commercial mortgages	90,072	86,434
Agriculture mortgages	152,050	163,753
Construction	18,670	24,880
Total commercial real estate	260,792	275,067

Consumer real estate (a)
1-4 family residential mortgages	176,971	150,253
Home equity loans	11,181	10,391
Home equity lines of credit	61,104	53,127
Total consumer real estate	249,256	213,771

Commercial and industrial
Commercial and industrial	41,426	42,471
Tax-free loans	20,722	13,091
Agriculture loans	18,794	21,630
Total commercial and industrial	80,942	77,192

Consumer	5,320	4,537

Gross loans prior to deferred costs
and allowance for loan losses	596,310	570,567

Deferred loan costs, net	1,243	1,000
Allowance for loan losses	(8,240)	(7,562)
Total net loans	589,313	564,005

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $98,262,000 and $66,767,000 as of December 31, 2017, and 2016, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of December 31, 2017 and 2016. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
December 31, 2017	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	86,259	143,037	17,670	37,947	20,514	17,798	323,225
Special Mention	160	3,873	—	1,015	208	270	5,526
Substandard	3,653	5,140	1,000	2,464	—	726	12,983
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	90,072	152,050	18,670	41,426	20,722	18,794	341,734

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

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. A consumer loan is considered non-performing when it is over 90 days past due. Management will generally charge off consumer loans more than 120 days past due for closed end loans and over 180 days for open-end consumer loans. The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2017 and 2016:

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2017	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	176,576	11,181	61,074	5,305	254,136
Non-performing	395	—	30	15	440
Total	176,971	11,181	61,104	5,320	254,576

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2016	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	149,873	10,388	53,127	4,536	217,924
Non-performing	380	3	—	1	384
Total	150,253	10,391	53,127	4,537	218,308

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of December 31, 2017 and 2016:

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
December 31, 2017			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	372	372	89,700	90,072	—
Agriculture mortgages	—	—	—	—	152,050	152,050	—
Construction	—	—	—	—	18,670	18,670	—
Consumer real estate
1-4 family residential mortgages	533	248	395	1,176	175,795	176,971	395
Home equity loans	40	—	—	40	11,141	11,181	—
Home equity lines of credit	—	—	30	30	61,074	61,104	30
Commercial and industrial
Commercial and industrial	65	109	—	174	41,252	41,426	—
Tax-free loans	—	—	—	—	20,722	20,722	—
Agriculture loans	—	—	—	—	18,794	18,794	—
Consumer	8	3	15	26	5,294	5,320	15
Total	646	360	812	1,818	594,492	596,310	440

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
December 31, 2016			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	419	417	836	85,598	86,434	—
Agriculture mortgages	165	—	—	165	163,588	163,753	—
Construction	—	—	—	—	24,880	24,880	—
Consumer real estate
1-4 family residential mortgages	565	662	380	1,607	148,639	150,253	380
Home equity loans	178	—	3	181	10,307	10,391	3
Home equity lines of credit	—	—	—	—	53,037	53,127	—
Commercial and industrial
Commercial and industrial	266	—	75	341	42,130	42,471	—
Tax-free loans	—	—	—	—	13,091	13,091	—
Agriculture loans	—	—	—	—	21,630	21,630	—
Consumer	16	4	1	21	4,516	4,537	1
Total	1,190	1,085	876	3,151	567,416	570,567	384

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

As of December 31, 2017, 2016, and 2015, all of the Corporation’s loans on non-accrual status were also considered impaired. Interest income on loans would have increased by approximately $24,000, $23,000, and $23,000 during 2017, 2016, and 2015, respectively, if these loans had performed in accordance with their original terms.

The following table presents non-accrual loans by classes of the loan portfolio as of December 31:

NON-ACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	2017	2016
	$	$
Commercial real estate
Commercial mortgages	393	646
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	—
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	—	75
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	393	721

During 2017 there was one loan modification made causing a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments. The loan classified as a TDR during 2017 was an agricultural loan with a principal balance at December 31, 2017, of $245,000. The concession granted to the borrower was an interest-only period initially running for three months to March 31, 2017. However, in April 2017, that deferral period was extended for an additional three months, causing management to classify the loan as a TDR. The concession period ended June 30, 2017. Subsequent to June 30, 2017, the borrower resumed normal principal and interest payments as of July 2017. There were no loans classified as a TDR in 2016 or 2015.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2017:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	393	690	—	585	4
Agriculture mortgages	1,174	1,174	—	1,210	54
Construction	—	—	—	—	—
Total commercial real estate	1,567	1,864	—	1,795	58

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	245	245	—	163	7
Total commercial and industrial	245	245	—	163	7

Total with no related allowance	1,812	2,109	—	1,958	65

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	393	690	—	585	4
Agriculture mortgages	1,174	1,174	—	1,210	54
Construction	—	—	—	—	—
Total commercial real estate	1,567	1,864	—	1,795	58

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	245	245	—	163	7
Total commercial and industrial	245	245	—	163	7

Total	1,812	2,109	—	1,958	65

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2017:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Commercial
	Commercial	Consumer	and
	Real Estate	Real Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance	3,795	1,652	1,552	82	481	7,562

Charge-offs	(200)	—	(89)	(28)	—	(317)
Recoveries	—	20	24	11	—	55
Provision (credit)	268	380	342	33	(83)	940

Ending balance	3,863	2,052	1,829	98	398	8,240

Ending balance: individually
evaluated for impairment	—	—	—	—	—	—
Ending balance: collectively
evaluated for impairment	3,863	2,052	1,829	98	398	8,240

Loans receivable:
Ending balance	260,792	249,256	80,942	5,320		596,310
Ending balance: individually
evaluated for impairment	1,567	—	245	—		1,812
Ending balance: collectively
evaluated for impairment	259,225	249,256	80,697	5,320		594,498

The dollar amount of the allowance increased for all loan segments since December 31, 2016. Loan growth and higher charge-off amounts resulted in higher allowance balances but delinquencies, non-performing loans, and classified loans were all down from prior years’ levels. The higher charge-offs in 2017 increased the historical loss adjustments in the commercial real estate and commercial and industrial pools causing the associated allowance to increase in those areas. The primary reason for the increase in allowance in the consumer real estate segment was due to a significant 16.6% increase in loan balances as well as increases in some qualititative factors related to this segment. The December 31, 2017 ending balance of the allowance was up $678,000, or 9.0%, from December 31, 2016, and the allowance as a percentage of total loans was up from 1.32% as of December 31, 2016, to 1.38% as of December 31, 2017.

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

The dollar amount of the allowance increased for all loan segments with the exception of commercial real estate since December 31, 2015. Loan growth resulted in higher allowance balances but delinquencies, non-performing loans, and classified loans were all down from prior years’ levels so the Corporation was not carrying as large of an allowance as a percentage of total loans. The amount of allowance allocated to commercial real estate remained at nearly the same level as the prior year. While commercial real estate loans increased $14.2 million, or 5.4%, from December 31, 2015 to December 31, 2016, the allowance remained at the same level due to improvements in the qualitative factors. The growth rate of agricultural real estate lending slowed significantly and commercial real estate outside of agricultural real estate showed a slight decline. While commercial real estate construction accounted for the majority of the commercial real estate growth, the health of the Corporation’s developers had improved from 2015 to 2016 not requiring any additional reserves. The December 31, 2016 ending balance of the allowance was up $484,000, or 6.8%, from December 31, 2015, but the allowance as a percentage of total loans declined from 1.36% as of December 31, 2015, to 1.32% as of December 31, 2016.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

 NOTE D – PREMISES AND EQUIPMENT

(DOLLARS IN THOUSANDS)

The major classes of the Corporation’s premises and equipment and accumulated depreciation are as follows:

	December 31,
	2017	2016
	$	$
Land	5,043	3,787
Buildings and improvements	26,424	26,307
Furniture and equipment	13,510	12,970
Construction in process	2,773	180
Total	47,750	43,244
Less accumulated depreciation	(22,063)	(20,676)
Premises and equipment	25,687	22,568

Depreciation expense, which is included in operating expenses, amounted to $1,391,000 for 2017, $1,408,000 for 2016, and $1,440,000 for 2015. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service. As of December 31, 2017, the construction in process consists primarily of costs associated with the building of the permanent branch office in Strasburg, PA which was opened for business in January of 2018.

NOTE E – REGULATORY STOCK

The Bank is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 0.10% of its asset value plus an additional 4% of its outstanding advances from the FHLB and mortgage partnership finance loans sold to the FHLB.  At December 31, 2017, the Bank held $5,606,000 in stock of the FHLB compared to $5,184,000 as of December 31, 2016.

The FHLB repurchases excess capital stock on a quarterly basis and pays a quarterly dividend on stock held by the Corporation. The FHLB’s quarterly dividend yield was 5.00% annualized on activity stock and 2.00% annualized on membership stock as of December 31, 2017. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. Subsequent to December 31, 2017, but prior to the filing of this Form 10-K report, the FHLB of Pittsburgh declared a first quarter 2018 dividend, based on 2017 results, with a yield of 6.75% annualized based on activity stock and 3.50% annualized on membership stock. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

The Corporation also owned $151,000 of Federal Reserve Bank stock and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB, as of December 31, 2017 and December 31, 2016.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE F – DEPOSITS

(DOLLARS IN THOUSANDS)

Deposits by major classifications are summarized as follows:

	December 31,
	2017	2016
	$	$

Non-interest bearing demand	314,917	280,543
Interest-bearing demand	20,230	20,108
NOW accounts	86,758	85,540
Money market deposit accounts	105,994	93,943
Savings accounts	189,169	175,753
Time deposits under $250,000	143,073	151,988
Time deposits of $250,000 or more	6,336	9,616
Total deposits	866,477	817,491

At December 31, 2017, the scheduled maturities of time deposits are as follows:

2018	64,234
2019	29,406
2020	22,479
2021	22,355
2022	10,935

Total	149,409

NOTE G – SHORT TERM BORROWINGS

(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one business day from the transaction date, overnight borrowings from the Federal Reserve Discount Window, and FHLB advances with a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
	$	$	$

Total short-term borrowings outstanding at year end	—	8,329	8,736
Average interest rate at year end	—	0.65	0.29
Maximum outstanding at any month end	28,674	16,532	13,666
Average amount outstanding for the year	7,331	11,087	8,720
Weighted-average interest rate for the year	0.75%	0.49%	0.34%

As of December 31, 2017, the Corporation had approved unsecured Federal funds lines of $32 million. The Corporation also has the ability to borrow through the FRB Discount Window. The amount of borrowing available through the Discount Window was $29.8 million as of December 31, 2017. For further information on borrowings from the FHLB see Note H.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE H – OTHER BORROWED FUNDS

(DOLLARS IN THOUSANDS)

Maturities of other borrowings at December 31, 2017, and 2016, are summarized as follows:

	December 31,
	2017		2016
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	%	$	%

FHLB fixed rate loans
2017	—	—	15,000	1.26
2018	14,625	1.25	11,650	1.22
2019	12,237	1.53	9,267	1.58
2020	10,677	1.59	10,677	1.59
2021	14,505	1.72	9,443	1.59
2022	13,806	1.72	5,220	1.26

Total other borrowings	65,850	1.56	61,257	1.41

All of the Corporation’s long term borrowed funds were through the FHLB of Pittsburgh as of December 31, 2017. As a member of the FHLB of Pittsburgh, the Corporation has access to significant credit facilities. Borrowings from FHLB are secured with a blanket security agreement and the required investment in FHLB member bank stock. As part of the security agreement, the Corporation maintains unencumbered qualifying assets (principally 1-4 family residential mortgage loans) in an amount at least as much as the advances from the FHLB. Additionally, all of the Corporation’s FHLB stock is pledged to secure these advances.

The Corporation had an FHLB maximum borrowing capacity of $352.3 million as of December 31, 2017, with remaining borrowing capacity of $286.5 million. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated quarterly.

NOTE I – CAPITAL TRANSACTIONS

On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of a new plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans. The first purchase of common stock under this plan occurred on July 31, 2015. As of December 31, 2017, a total of 42,635 shares were repurchased under this plan at a weighted-average cost per share of $33.54.

Currently, the following three stock purchase plans are in place:

•	a nondiscriminatory employee stock purchase plan (ESPP), which allows employees to purchase shares at a 10% discount from the stock’s fair market value at the end of each quarter,
•	a dividend reinvestment plan (DRP), and;
•	a directors’ stock purchase plan (DSPP).

The ESPP was started in 2001 and is the largest of the three plans. There were 8,162 shares issued through the ESPP in 2017 with 100,652 shares issued since existence. The DRP was started in 2005 and has grown to nearly as large as the ESPP with 6,368 shares issued in 2017 and 91,437 total shares issued since existence. Lastly, the DSPP was started in 2010 as an additional option for board compensation. This plan is limited to outside directors. Only 1,411 shares were issued in connection with this plan in 2017 and 16,236 since existence. In 2016, there were 6,880 shares issued through the ESPP, 6,265 shares issued through the DRP, and 1,713 shares issued through the DSPP. The plans are beneficial to the Corporation as all reissued shares increase capital and since dividends are paid out in the form of additional shares, the plans act as a source of funds. The total amount of shares issued from Treasury for these plans collectively in 2017, 2016, and 2015 was 15,941, 14,858, and 15,623, respectively.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

All plans issue shares from treasury shares acquired. During 2017, 15,941 shares were reissued from treasury shares in connection with the plans. As of December 31, 2017, the Corporation held 19,734 treasury shares, at a weighted-average cost of $33.65 per share, with a cost basis of $664,000.

NOTE J – RETIREMENT PLANS

The Corporation provides an optional 401(k) plan, in which employees may elect to defer pre-tax or after-tax salary dollars, subject to the maximum annual Internal Revenue Service contribution amounts. The contribution maximum for 2017, 2016, and 2015 was $18,000, for persons under age 50, and for persons over age 50 was $24,000 in all three years.  The Corporation matches employee contributions into the 401(k) plan at a rate of 50% on the first 5.0% of employee contributions. The Corporation’s cost for this 401(k) match was $316,000, $266,000 and $225,000 for 2017, 2016, and 2015, respectively.

Effective January 1, 2016, the Corporation consolidated its Money Purchase Pension Plan and 401(k) Savings Plan. In the process of the consolidation the Money Purchase Pension feature was discontinued and replaced with a Non-Elective Safe Harbor feature and a Non-Elective Employer Contribution feature. Under the new plan, the Corporation provides a Non-Elective Safe Harbor Contribution equal to 3% of all employees’ compensation for the year. Additionally, the Corporation may contribute a Non-Elective Employer Contribution of up to 2% annually to all employees aged 21 or older who work 1,000 or greater hours in a calendar year and have met the eligibility requirements of the plan. In year 2015, the Corporation provided 5% of all employee compensation in the Money Purchase Pension Plan for qualifying employees. The qualification for the Non-Elective Employer Contribution under the new 401(k) Savings Plan mirrors the requirements of the Money Purchase Pension Plan. Effective January 1, 2016, the balance of the Money Purchase Pension Plan was transferred into the new 401(k) Savings Plan.

For purposes of the new 401(k) Savings Plan and the former Money Purchase Pension Plan, covered compensation was limited to $270,000 in 2017 and $265,000 in 2016 and 2015.  Total expenses of the plan were $704,000, $651,000, and $497,000, for 2017, 2016, and 2015, respectively.  The Corporation’s new 401(k) Savings Plan is fully funded as all obligations are funded monthly.

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

The life insurance policies had an aggregate face amount of $3,409,000 for December 31, 2017, and December 31, 2016. The death benefits totaled $6,680,000 at December 31, 2017, and $6,399,000 at December 31, 2016. The cash surrender value of the above policies totaled $4,775,000 and $4,726,000 as of December 31, 2017, and 2016, respectively. The net present value of the vested portion of deferred payments totaled $130,000 at December 31, 2017, and $279,000 at December 31, 2016. The interest rate used to discount these obligations was 4.50% for 2017 and 2016. These net present value amounts are included in other liabilities on the Corporation’s Consolidated

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Balance Sheets. Total charges to expense for deferred compensation amounted to $9,000 for 2017, $16,000 for 2016, and $23,000 for 2015, and are included in other operating expenses in the Consolidated Statements of Income.

NOTE L - INCOME TAXES

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. A reconciliation of the differences by amount and percent is as follows:

FEDERAL INCOME TAX SUMMARY
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2017		2016		2015
	$	%	$	%	$	%

Income tax at statutory rate	2,952	34.0	3,028	34.0	2,811	34.0
Tax-exempt interest income	(1,620)	(18.7)	(1,478)	(16.6)	(1,270)	(15.4)
Non-deductible interest expense	72	0.8	52	0.6	39	0.5
Bank-owned life insurance	(234)	(2.7)	(267)	(3.0)	(247)	(3.0)
Other	37	0.4	18	0.2	25	0.3
Change in corporate tax rate	1,131	13.1	—	—	—	—

Income tax expense	2,338	26.9	1,353	15.2	1,358	16.4

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back losses to recover taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies.

The Corporation has a deferred tax asset for credits related to Alternative Minimum Taxes (AMT) of $1,158,000 as of December 31, 2017, and $1,043,000 as of December 31, 2016. The AMT credits have an unlimited carry-forward period. No valuation has been established for these deferred tax assets in view of the Corporation’s ability to carry forward tax credits to future years, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential. Additionally, this asset’s value was not impacted by the change in the corporate tax rate described below.

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2014.

The Tax Cuts and Jobs Act, enacted on December 22, 2017, lowered the Corporation’s federal income tax rate from 34% to 21% effective January 1, 2018. As a result, the carrying value of net deferred tax assets was reduced which increased income tax expense by $1,131,000.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Significant components of income tax expense are as follows:

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2017	2016	2015
	$	$	$
Current tax expense	842	1,734	1,095
Deferred tax expense (benefit)	365	(381)	275
Valuation allowance adjustment	—	—	(12)
Change in corporate tax rate	1,131	—	—
Income tax expense	2,338	1,353	1,358

Components of the Corporation's net deferred tax position are as follows:

(DOLLARS IN THOUSANDS)

	December 31,
	2017	2016	2015
	$	$	$

Deferred tax assets
Allowance for loan losses	2,802	2,571	2,406
Net unrealized holding losses on securities available for sale	1,016	2,516	130
Deferred compensation reserve	44	95	148
Capital loss carryforward	—	—	13
Tax credit carryforward	1,158	1,043	1,085
Allowance for off-balance sheet extensions of credit	108	117	155
Interest on non-accrual loans	174	166	155
Other	11	7	7
Total deferred tax assets	5,313	6,515	4,099
Valuation allowance	—	—	(13)
Net deferred taxes	5,313	6,515	4,086

Deferred tax liabilities
Premises and equipment	(2,670)	(1,497)	(1,852)
Discount on investment securities	—	—	(1)
Other	(161)	(41)	(24)
Total deferred tax liabilities	(2,831)	(1,538)	(1,877)
Net deferred tax assets	2,482	4,977	2,209

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

As of December 31, 2017 and 2016, the Corporation and Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2017 and December 31, 2016, compared to regulatory levels.

CAPITAL LEVELS					To Be Well
(DOLLARS IN THOUSANDS)					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%

As of December 31, 2017
Total Capital to Risk-Weighted Assets
Consolidated	111,512	15.0	59,525	8.0	74,406	10.0
Bank	109,961	14.8	59,502	8.0	74,378	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	102,955	13.8	44,644	6.0	59,525	8.0
Bank	101,404	13.6	44,627	6.0	59,502	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	102,955	13.8	33,483	4.5	48,364	6.5
Bank	101,404	13.6	33,470	4.5	48,346	6.5

Tier I Capital to Average Assets
Consolidated	102,955	10.1	40,971	4.0	51,214	5.0
Bank	101,404	9.9	40,971	4.0	51,214	5.0

As of December 31, 2016
Total Capital to Risk-Weighted Assets
Consolidated	107,732	15.2	56,635	8.0	70,794	10.0
Bank	106,084	15.0	56,634	8.0	70,793	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	99,824	14.1	42,476	6.0	56,635	8.0
Bank	98,176	13.9	42,476	6.0	56,634	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	99,824	14.1	31,857	4.5	46,016	6.5
Bank	98,176	13.9	31,857	4.5	46,015	6.5

Tier I Capital to Average Assets
Consolidated	99,824	10.2	39,092	4.0	48,865	5.0
Bank	98,176	10.1	39,059	4.0	48,824	5.0

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

In addition to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year. The approval of the OCC shall be required if the total of all dividends declared by the Corporation in any year shall exceed the total of its net profits for that year combined with retained net profits of the preceding two years. Under this restriction, the Corporation could declare dividends in 2017, without the approval of the OCC, of approximately $7.1 million, plus an additional amount equal to the Corporation’s net profits for 2018, up to the date of any such dividend declaration.

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

LOANS TO INSIDERS

(DOLLARS IN THOUSANDS)

Actual
$

Balance, January 1, 2016	4,248
Advances	2,427
Repayments	(2,222)
Balance, December 31, 2016	4,453

Balance, January 1, 2017	4,453
Advances	3,358
Repayments	(2,142)
Balance, December 31, 2017	5,669

Deposits from the insiders totaled $4,034,000 as of December 31, 2017, and $4,999,000 as of December 31, 2016.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit. On December 31, 2017, firm loan commitments totaled approximately $45.0 million; unused lines of credit totaled $214.2 million; and open letters of credit totaled $11.3 million. The sum of these commitments, $270.5 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the loan loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2016, totaled $234.6 million, representing firm loan commitments of $35.1 million, unused lines of credit of $189.2 million, and open letters of credit totaling $10.3 million.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose. The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of the Bank’s risk-based capital, less the allowance for loan losses. The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit. As of December 31, 2017, the Corporation’s legal lending limit was $16,494,000, and the Corporation’s lending policy limit was $12,371,000. This compared to a legal lending limit of $15,913,000, and lending policy limit of $11,934,000 as of December 31, 2016. As of December 31, 2017 and 2016, no lending relationships exceeded the Corporation’s internal lending policy limit.

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

Management evaluates concentrations of credit based on loan purpose on a quarterly basis. The Corporation’s greatest concentration of loans by purpose is residential real estate, which comprises $249.3 million, or 41.8%, of the $596.3 million gross loans outstanding as of December 31, 2017. This compares to $213.8 million, or 37.5%, of the $570.6 million of gross loans outstanding as of December 31, 2016. Residential real estate consists of first mortgages and home equity loans. A concentration in commercial real estate of 43.7%, or $260.8 million, also exists; however, within that category there is not a concentration by specific industry type.

The Corporation remains focused on agricultural purpose loans, of which the vast majority are real estate secured. Agricultural mortgages made up 25.5% of gross loans as of December 31, 2017, compared to 28.7% as of December 31, 2016; however these agricultural mortgages are spread over several broader types of agricultural purpose loans. More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS). As of December 31, 2017, the largest specific industry type categories were dairy cattle and milk production loans of $81.2 million, or 13.6% of gross loans, residential real estate investment loans of $38.8 million, or 6.5% of gross loans, and non-residential real estate investment loans with a balance of $38.7 million, or 6.5% of gross loans.

Outside of consumer and commercial real estate, including agricultural mortgages, the third largest component of the Corporation’s loans consist of commercial and industrial loans. These loans are generally secured by personal guarantees, inventory, or pledges of municipalities. Out of the $80.9 million of loans designated as commercial and industrial for the Uniform Bank Performance Reports, the largest concentration within that area is $20.7 million of loans to political subdivisions, which account for 3.5% of gross loans outstanding. For the Corporation, these loans consisted of tax-free loans to local municipalities.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings. The largest geographical concentrations as of December 31, 2017, were obligations of states and political subdivisions located in the states of Pennsylvania, Texas, and Illinois. Based on fair market value, the Corporation held $30.4 million of obligations issued by municipalities within the state of Pennsylvania, which is 27.1% of the municipal portfolio, and 9.7% of total debt securities. The Corporation held $19.5 million of obligations issued by

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

municipalities within the state of Texas, which is 17.4% of the municipal portfolio, and 6.2% of total debt securities. The Corporation also held $15.2 million of obligations of states and political subdivisions issued by municipalities located within the state of Illinois, which is 13.5% of the municipal portfolio, and 4.8% of total debt securities. Internal policy requires municipal bonds purchased to be rated at least A3 by Moody’s and/or A- by Standard & Poor’s (S&P) at the time of purchase. As of December 31, 2017, no municipal bonds were below the A3/A- credit ratings the Corporation requires at the time of purchase.

The Corporation held $61.3 million of corporate bonds based on amortized cost as of December 31, 2017. As a total, the $61.3 million represents 19.2% of the Corporation’s total debt securities. Management has a policy limit for corporate holdings at 55% of total regulatory capital and 20% of the securities portfolio. The Corporation was at these policy limits as of December 31, 2017. Management believes shorter corporate bonds currently provide better structure and return than government agencies and mortgage backed securities and CMOs. To limit the Corporation’s credit exposure to any one issuer, the policy limits investment to $3 million of par value per company. Out of the $61.3 million of total corporate securities, $39.1 million is domestic and $22.2 million is foreign-issued debt. None of the Corporation’s foreign corporate debt originates from the European countries that have struggled with the sovereign debt crisis, namely Portugal, Italy, Ireland, Greece, and Spain. Most of the Corporation’s foreign-issued debt is from the United Kingdom, Australia, and Switzerland.

Within the corporate bond segment of the portfolio, management has preferred to invest in the banking, brokerage, and finance industry, where management is more comfortable analyzing and evaluating the credit risk of these firms. As a result, based on amortized cost, $47.9 million, or 78.1%, of the corporate bonds held are invested in national or foreign banks, bank holding companies, brokerage firms, or finance companies. In this broader finance-related group, management has selectively pursued foreign bank-issued debt where there is governmental ownership of the bank, and/or implied backing driven by the heavy reliance on these banks for the nation’s financial system. Out of the total $47.9 million of financial and brokerage-related corporate issues, $25.6 million is domestic and $22.3 million is foreign. All of the $22.3 million of foreign financial-related corporate paper is in the form of foreign bank-issued debt. Out of the $25.6 million of domestic financial-related debt, $14.5 million is in bank debt and $11.1 million is in brokerage.

The remaining $13.4 million of non-financial related corporate paper consists of $4.1 million in energy companies, $2.1 million in insurance companies, $2.1 million in real estate companies, $2.1 million in healthcare, $2.0 million in biotechnology, and $1.0 million in farm equipment.

By internal policy, at time of purchase, all corporate bonds must carry a credit rating of at least A3 by Moody’s or A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moody’s and BBB- for S&P, or above. As of December 31, 2017, all of the Corporation’s corporate bonds carried at least one single A credit rating of A3 by Moody’s or A- by S&P.

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value as of December 31, 2017, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

ASSETS REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2017
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	34,352	—	34,352
U.S. agency mortgage-backed securities	—	52,073	—	52,073
U. S. agency collateralized mortgage obligations	—	54,641	—	54,641
Corporate bonds	—	60,769	—	60,769
Obligations of states and political subdivisions	—	112,243	—	112,243
Marketable equity securities	5,583	—	—	5,583

Total securities	5,583	314,078	—	319,661

On December 31, 2017, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2017, the CRA fund investments had a $5,280,000 book and market value and the bank stocks had a book value of $267,000 and a market value of $303,000.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of December 31, 2017, and December 31, 2016, by level within the fair value hierarchy.

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2017
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	1,812	1,812
OREO	—	—	—	—
Total	—	—	1,812	1,812

	December 31, 2016
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	1,969	1,969
OREO	—	—	—	—
Total	—	—	1,969	1,969

The Corporation had a total of $1,812,000 of impaired loans as of December 31, 2017, with no specific allocation against these loans. As of December 31, 2016, the Corporation had a total of $1,969,000 of impaired loans with no specific allocation against these loans.

Other real estate owned (OREO) is measured at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management. The assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. The Corporation had no OREO as of December 31, 2017 or December 31, 2016.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS
(DOLLARS IN THOUSANDS)
December 31, 2017
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	1,812	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2016
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	1,969	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 2017, are summarized as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

(DOLLARS IN THOUSANDS)

	December 31, 2017
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level I)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	53,073	53,073	53,073	—	—
Securities available for sale	319,661	319,661	5,583	314,078	—
Regulatory stock	5,794	5,794	5,794	—	—
Loans held for sale	2,892	2,892	2,892	—	—
Loans, net of allowance	589,313	590,415	—	—	590,415
Accrued interest receivable	3,684	3,684	3,684	—	—
Bank owned life insurance	27,814	27,814	27,814	—	—

Financial Liabilities:
Demand deposits	314,917	314,917	314,917	—	—
Interest-bearing demand deposits	20,230	20,230	20,230	—	—
NOW accounts	86,758	86,758	86,758	—	—
Money market deposit accounts	105,994	105,994	105,994	—	—
Savings accounts	189,169	189,169	189,169	—	—
Time deposits	149,409	150,165	—	—	150,165
Total deposits	866,477	867,233	717,068	—	150,165

Long-term debt	65,850	65,850	—	—	65,850

Accrued interest payable	385	385	385	—	—

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Corporation’s financial instruments at December 31, 2016, are summarized as follows:

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE S – ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the years ended December 31, 2017 and 2016 is as follows:

ACCUMULATED OTHER COMPREHENSIVE LOSS (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at January 1, 2017	(4,885)

Other comprehensive income before reclassifications	2,135
Amount reclassified from accumulated other comprehensive loss	(445)
Period change	1,690

Balance at December 31, 2017	(3,195)

Balance at January 1, 2016	(252)

Other comprehensive loss before reclassifications	(3,069)
Amount reclassified from accumulated other comprehensive loss	(1,564)
Period change	(4,633)

Balance at December 31, 2016	(4,885)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 34%.
(2)	Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE LOSS COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Year Ended
	December 31,		Affected Line Item
	2017	2016	in the Consolidated
	$	$	Statements of Income
Securities available-for-sale:
Net securities gains reclassified into earnings	675	2,370	Gains on securities transactions, net
Related income tax expense	(230)	(806)	Provision for federal income taxes
Net effect on accumulated other comprehensive
loss for the period	445	1,564

Total reclassifications for the period	445	1,564

(1) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE T – CONDENSED PARENT ONLY DATA

Condensed Balance Sheets (Parent Company Only)
(DOLLARS IN THOUSANDS)	December 31,
	2017	2016
	$	$
Assets
Cash	1,187	1,356
Securities available for sale (at fair value)	304	274
Equity in bank subsidiary	98,184	93,255
Other assets	84	54
Total assets	99,759	94,939

Stockholders' Equity
Common stock	574	574
Capital surplus	4,415	4,403
Retained earnings	98,629	95,475
Accumulated other comprehensive loss, net of tax	(3,195)	(4,885)
Treasury stock	(664)	(628)
Total stockholders' equity	99,759	94,939

Condensed Statements of Comprehensive Income
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2017	2016	2015
	$	$	$
Income
Dividend income - investment securities	10	29	16
Gains on securities transactions	57	171	25
Dividend income	3,190	3,606	3,581
Undistributed earnings of bank subsidiary	3,228	3,918	3,462
Total income	6,485	7,724	7,084

Expense
Shareholder expenses	120	125	118
Other expenses	21	46	56
Total expense	141	171	174

Net Income	6,344	7,553	6,910
Comprehensive Income	8,034	2,920	5,656

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:	$	$	$
Net Income	6,344	7,553	6,910
Equity in undistributed earnings of subsidiaries	(3,228)	(3,918)	(3,462)
Gains on securities transactions, net	(57)	(171)	(25)
Net change in other assets	(30)	12	5
Net cash provided by operating activities	3,029	3,476	3,428

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	150	812	167
Purchases of securities available for sale	(134)	(358)	(467)
Net cash provided by (used for) investing activities	16	454	(300)

Cash Flows from Financing Activities:
Proceeds from issuance of treasury stock	544	489	512
Payment to repurchase common stock	(568)	(465)	(752)
Dividends paid	(3,190)	(3,107)	(3,081)
Net cash used for financing activities	(3,214)	(3,083)	(3,321)

Cash and Cash Equivalents:
Net change in cash and cash equivalents	(169)	847	(193)
Cash and cash equivalents at beginning of period	1,356	509	702
Cash and cash equivalents at end of period	1,187	1,356	509

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The unaudited quarterly results of operations for the years ended 2017, 2016, and 2015 are as follows:

NOTE U - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2017
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	7,982	8,213	8,444	8,478
Interest expense	702	731	754	752
Net interest income	7,280	7,482	7,690	7,726
Less provision for loan losses	90	120	240	490
Net interest income after provision for loan losses	7,190	7,362	7,450	7,236

Other income	2,412	2,512	2,622	2,775
Operating expenses:
Salaries and employee benefits	4,719	4,811	4,840	4,970
Occupancy and equipment expenses	881	902	923	873
Other operating expenses	1,918	2,002	1,884	2,154
Total operating expenses	7,518	7,715	7,647	7,997
Income before income taxes	2,084	2,159	2,425	2,014

Provision for Federal income taxes	257	287	391	1,403
Net income	1,827	1,872	2,034	611
FINANCIAL RATIOS
Per share data:
Net income	0.64	0.66	0.71	0.21
Cash dividends paid	0.28	0.28	0.28	0.28

	2016
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	6,886	6,294	7,393	7,768
Interest expense	811	757	751	735
Net interest income	6,075	5,537	6,642	7,033
Less provision (credit) for loan losses	(50)	50	200	125
Net interest income after provision (credit) for loan losses	6,125	5,487	6,442	6,908

Other income	2,651	3,087	2,828	2,578
Operating expenses:
Salaries and employee benefits	3,971	4,040	4,219	4,539
Occupancy and equipment expenses	777	787	831	879
Other operating expenses	1,734	1,885	1,698	1,840
Total operating expenses	6,482	6,712	6,748	7,258
Income before income taxes	2,294	1,862	2,522	2,228

Provision for Federal income taxes	382	218	445	308
Net income	1,912	1,644	2,077	1,920
FINANCIAL RATIOS
Per share data:
Net income	0.67	0.58	0.73	0.67
Cash dividends paid	0.27	0.27	0.27	0.28

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

	2015
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	6,872	6,718	6,761	6,491
Interest expense	1,014	951	928	851
Net interest income	5,858	5,767	5,833	5,640
Less provision (credit) for loan losses	200	100	(150)	—
Net interest income after provision (credit) for loan losses	5,658	5,667	5,983	5,640
Other income	2,201	2,394	2,342	3,118
Operating expenses:
Salaries and employee benefits	3,702	3,674	3,679	3,741
Occupancy and equipment expenses	822	822	791	783
Other operating expenses	1,626	1,691	1,620	1,784
Total operating expenses	6,150	6,187	6,090	6,308
Income before income taxes	1,709	1,874	2,235	2,450
Provision for Federal income taxes	243	278	382	455
Net income	1,466	1,596	1,853	1,995

FINANCIAL RATIOS
Per share data:
Net income	0.51	0.56	0.65	0.70
Cash dividends paid	0.27	0.27	0.27	0.27

NOTE V – SUBSEQUENT EVENTS

Subsequent to December 31, 2017, but prior to the filing of this document, the Corporation was saddened to learn of the untimely February 1, 2018 death of a former employee that was covered under Ephrata National Bank’s executive bank owned life insurance (BOLI) plan. A Form 8-K was filed on February 13, 2018 as a matter of public information. The Bank purchased and is the beneficiary of all BOLI life insurance policies taken out on key officers. The purpose of the life insurance policies is to supplement employee benefits the Bank provides to all employees. Due to the death of this employee, the Bank will be receiving the face amount of life insurance plus the net cash surrender value on all applicable policies. This event is expected to positively impact the Corporation’s net income by approximately $910,000 in the first quarter of 2018.

ENB FINANCIAL CORP

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2017, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2017, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2017, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework.”

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

March 29, 2018

Item 9B. Other Information

None

ENB FINANCIAL CORP

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Information and Qualifications of Nominees for Director and Continuing Directors,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 8, 2018, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors during the fourth quarter of 2017.

Item 11. Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the captions, “Summary Compensation Table,” “Compensation Discussion and Analysis,” Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 8, 2018, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 8, 2018, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 8, 2018, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the caption, “Audit Committee Report” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 8, 2018, which is incorporated herein by reference.

ENB FINANCIAL CORP

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.

The following financial statements are included by reference in Part II, Item 8 hereof:

•	Report of Independent Registered Accounting Firm
•	Consolidated Balance Sheets
•	Consolidated Statements of Income
•	Consolidated Statements of Comprehensive Income
•	Consolidated Statements of Changes in Stockholders’ Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements

2.	The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required, or is shown in the respective consolidated financial statements or the notes thereto.

3.	The Exhibits filed herewith or incorporated by reference as a part of this Annual Report, are set forth in (b), below.

(b)	EXHIBITS

3(i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3(i) of the Corporation’s Form 10-Q filed with the SEC on August 11, 2016.)

3(ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

10.2	2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)

10.3	2010 Non-Employee Directors’ Stock Plan (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)

11	Statement re: Computation of Earnings per Share as found on pages 31 and 78 of this 2017 Form 10-K filing, which is included herein.

12	Statement re: Computation of Ratios as found on page 31 of this 2017 Form 10-K filing, which is included herein.

14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009.)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

ENB FINANCIAL CORP

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

101	Interactive Data File

(c)	NOT APPLICABLE.

Item 16.	Form 10-K Summary

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

/s/ Aaron L. Groff, Jr.	Chairman of the Board,	March 29, 2018
(Aaron L. Groff, Jr.)	Chief Executive Officer and President

/s/ Scott E. Lied	Treasurer	March 29, 2018
(Scott E. Lied)	(Principal Financial Officer)

/s/ Joshua E. Hoffman	Director	March 29, 2018
(Joshua E. Hoffman)

/s/ Willis R. Lefever	Director	March 29, 2018
(Willis R. Lefever)

/s/ Donald Z. Musser	Director	March 29, 2018
(Donald Z. Musser)

/s/ Susan Young Nicholas	Director	March 29, 2018
(Susan Young Nicholas)

/s/ Dr. Brian K. Reed	Director	March 29, 2018
(Dr. Brian K. Reed)

/s/ Mark C. Wagner	Director	March 29, 2018
(Mark C. Wagner)

/s/ Judith A. Weaver	Director	March 29, 2018
(Judith A. Weaver)

/s/ Paul W. Wenger	Director	March 29, 2018
(Paul W. Wenger)

/s/ Paul M. Zimmerman, Jr.	Director	March 29, 2018
(Paul M. Zimmerman, Jr.)