Form 10-Q
period 2018-03-31
ENB Financial Corp
filed 2018-05-15
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2018, the registrant had 2,853,479 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

March 31, 2018

Index

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,	March 31,
	2018	2017	2017
	$	$	$
ASSETS
Cash and due from banks	12,733	21,867	16,161
Interest-bearing deposits in other banks	24,986	31,206	43,127

Total cash and cash equivalents	37,719	53,073	59,288

Securities available for sale (at fair value)	311,128	319,661	315,176
Equity securities (at fair value)	5,775	—	—

Loans held for sale	2,640	2,892	3,127

Loans (net of unearned income)	609,515	597,553	572,876

Less: Allowance for loan losses	8,083	8,240	7,672

Net loans	601,432	589,313	565,204

Premises and equipment	25,835	25,687	23,881
Regulatory stock	6,194	5,794	5,455
Bank owned life insurance	27,525	27,814	24,856
Other assets	12,061	9,388	10,836

Total assets	1,030,309	1,033,622	1,007,823

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	305,832	314,917	287,799
Interest-bearing	550,367	551,560	547,831

Total deposits	856,199	866,477	835,630

Short-term borrowings	5,622	—	14,774
Long-term debt	68,511	65,850	58,819
Other liabilities	2,443	1,536	2,188

Total liabilities	932,775	933,863	911,411

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,853,479 as of 3/31/18
Issued 2,869,557 and Outstanding 2,849,823 as of 12/31/17
Issued 2,869,557 and Outstanding 2,853,741 as of 3/31/17	574	574	574
Capital surplus	4,419	4,415	4,411
Retained earnings	99,623	98,629	96,504
Accumulated other comprehensive loss net of tax	(6,541)	(3,195)	(4,559)
Less: Treasury stock cost on 16,078 shares as of 3/31/18
19,734 shares as of 12/31/17 and 15,816 shares as of 3/31/17	(541)	(664)	(518)

Total stockholders' equity	97,534	99,759	96,412

Total liabilities and stockholders' equity	1,030,309	1,033,622	1,007,823

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended March 31,
	2018	2017
	$	$
Interest and dividend income:
Interest and fees on loans	6,398	5,832
Interest on securities available for sale
Taxable	1,100	888
Tax-exempt	760	1,120
Interest on deposits at other banks	112	54
Dividend income	154	88

Total interest and dividend income	8,524	7,982

Interest expense:
Interest on deposits	479	467
Interest on borrowings	295	235

Total interest expense	774	702

Net interest income	7,750	7,280

Provision for loan losses	190	90

Net interest income after provision for loan losses	7,560	7,190

Other income:
Trust and investment services income	554	482
Service fees	661	562
Commissions	584	547
Gains on sale of debt securities, net	34	140
Gains on equity securities, net	31	—
Gains on sale of mortgages	235	355
Earnings on bank-owned life insurance	1,099	173
Other income	182	153

Total other income	3,380	2,412

Operating expenses:
Salaries and employee benefits	4,960	4,719
Occupancy	663	599
Equipment	288	282
Advertising & marketing	232	237
Computer software & data processing	545	530
Shares tax	215	215
Professional services	433	389
Other expense	548	547

Total operating expenses	7,884	7,518

Income before income taxes	3,056	2,084

Provision for federal income taxes	235	257

Net income	2,821	1,827

Earnings per share of common stock	0.99	0.64

Cash dividends paid per share	0.28	0.28

Weighted average shares outstanding	2,850,146	2,850,689

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended March 31,
	2018	2017
	$	$

Net income	2,821	1,827

Other comprehensive income (loss), net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	(3,399)	633
Income tax effect	714	(215)
	(2,685)	418

Gains on sale of debt securities recognized in earnings	(34)	(140)
Income tax effect	7	48
	(27)	(92)

Other comprehensive income (loss), net of tax	(2,712)	326

Comprehensive Income (Loss)	109	2,153

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)	Three Months Ended March 31,
	2018	2017
	$	$
Cash flows from operating activities:
Net income	2,821	1,827
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	1,057	1,015
Decrease in interest receivable	180	508
Increase (decrease) in interest payable	22	(2)
Provision for loan losses	190	90
Gains on sale of debt securities, net	(34)	(140)
Gains on equity securities, net	(31)	—
Gains on sale of mortgages	(235)	(355)
Loans originated for sale	(6,980)	(5,221)
Proceeds from sales of loans	7,467	5,001
Earnings on bank-owned life insurance	(1,099)	(173)
Depreciation of premises and equipment and amortization of software	406	406
Deferred income tax	(229)	55
Other assets and other liabilities, net	339	(343)
Net cash provided by operating activities	3,874	2,668

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	4,897	5,391
Proceeds from sales	8,986	13,687
Purchases	(17,100)	(26,416)
Purchase of regulatory bank stock	(1,088)	(873)
Redemptions of regulatory bank stock	688	790
Purchase of bank-owned life insurance	24	—
Net increase in loans	(12,423)	(1,397)
Purchases of premises and equipment, net	(510)	(1,657)
Purchase of computer software	(36)	(3)
Net cash used for investing activities	(16,562)	(10,478)

Cash flows from financing activities:
Net increase (decrease) in demand, NOW, and savings accounts	(7,872)	21,789
Net decrease in time deposits	(2,406)	(3,650)
Net increase in short-term borrowings	5,622	6,445
Proceeds from long-term debt	7,661	5,062
Repayments of long-term debt	(5,000)	(7,500)
Dividends paid	(798)	(798)
Proceeds from sale of treasury stock	127	118
Net cash (used in) provided by financing activities	(2,666)	21,466
Increase (decrease) in cash and cash equivalents	(15,354)	13,656
Cash and cash equivalents at beginning of period	53,073	45,632
Cash and cash equivalents at end of period	37,719	59,288

Supplemental disclosures of cash flow information:
Interest paid	752	704
Income taxes paid	—	—

Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	5,097	493

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

1.       Summary of Significant Accounting Policies

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the first quarter of 2018, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue from Contracts with Customers

The Company records revenue from contracts with customers in accordance with Accounting Standards Topic 606, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Corporation must identify contracts with customers, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when the Corporation satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

The Corporation’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Corporation has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Corporation generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

Financial Instruments

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

ASU 2016-01 was effective for the Corporation on January 1, 2018, and resulted in separate classification of equity securities previously included in available for sale securities on the consolidated balance sheets with changes in the fair value of the equity securities captured in the consolidated statements of income. See Note 3 – Securities for disclosures related to equity securities. Adoption of the standard also resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 5 – Fair Value Presentation for further information regarding the valuation of these loans.

Nonrefundable Fees and Other Costs

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

Reporting Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Upon adoption in February 2018, the Corporation made a one-time cumulative effect adjustment from accumulated other comprehensive income to retained earnings of $634,000. The net effect was an increase to retained earnings.

2.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities held at March 31, 2018,

and December 31, 2017, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2018
U.S. government agencies	35,095	—	(1,295)	33,800
U.S. agency mortgage-backed securities	50,414	—	(1,808)	48,606
U.S. agency collateralized mortgage obligations	60,496	23	(1,674)	58,845
Corporate bonds	61,169	3	(1,497)	59,675
Obligations of states and political subdivisions	112,234	191	(2,223)	110,202
Total debt securities available for sale	319,408	217	(8,497)	311,128

December 31, 2017
U.S. government agencies	35,101	—	(749)	34,352
U.S. agency mortgage-backed securities	52,981	8	(916)	52,073
U.S. agency collateralized mortgage obligations	55,493	46	(898)	54,641
Corporate bonds	61,334	24	(589)	60,769
Obligations of states and political subdivisions	114,047	243	(2,047)	112,243
Total debt securities	318,956	321	(5,199)	314,078
Equity securities	5,547	36	—	5,583
Total securities available for sale	324,503	357	(5,199)	319,661

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The amortized cost and fair value of debt securities available for sale at March 31, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	15,461	15,070
Due after one year through five years	127,801	124,270
Due after five years through ten years	62,512	60,491
Due after ten years	113,634	111,297
Total debt securities	319,408	311,128

Securities available for sale with a par value of $63,004,000 and $64,580,000 at March 31, 2018, and December 31, 2017, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $63,368,000 at March 31, 2018, and $66,157,000 at December 31, 2017.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2018	2017
	$	$
Proceeds from sales	8,986	13,687
Gross realized gains	52	172
Gross realized losses	18	32

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. No securities in the portfolio had other-than-temporary impairment recorded in the first three months of 2018 or 2017.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Information pertaining to securities with gross unrealized losses at March 31, 2018, and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of March 31, 2018
U.S. government agencies	9,799	(201)	24,001	(1,094)	33,800	(1,295)
U.S. agency mortgage-backed securities	14,012	(310)	34,594	(1,498)	48,606	(1,808)
U.S. agency collateralized mortgage obligations	28,377	(669)	20,249	(1,005)	48,626	(1,674)
Corporate bonds	41,936	(916)	14,716	(581)	56,652	(1,497)
Obligations of states & political subdivisions	32,222	(513)	52,816	(1,710)	85,038	(2,223)

Total temporarily impaired securities	126,346	(2,609)	146,376	(5,888)	272,722	(8,497)

As of December 31, 2017
U.S. government agencies	9,941	(59)	24,411	(690)	34,352	(749)
U.S. agency mortgage-backed securities	10,326	(78)	37,123	(838)	47,449	(916)
U.S. agency collateralized mortgage obligations	29,551	(280)	20,980	(618)	50,531	(898)
Corporate bonds	38,543	(282)	15,019	(307)	53,562	(589)
Obligations of states & political subdivisions	15,188	(142)	68,278	(1,905)	83,466	(2,047)

Total temporarily impaired securities	103,549	(841)	165,811	(4,358)	269,360	(5,199)

In the debt security portfolio there were 188 positions that were carrying unrealized losses as of March 31, 2018. There were no instruments considered to be other-than-temporarily impaired at March 31, 2018.

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

3.       Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at March 31, 2018.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2018
CRA-qualified mutual funds	5,310	—	—	5,310
Bank stocks	430	41	(6)	465
Total equity securities	5,740	41	(6)	5,775

As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale.

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the quarter ended March 31, 2018, and the portion of unrealized gains and losses for the period that relates to equity investments held as of March 31, 2018.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

March 31,
2018
$

Net gains (losses) recognized in equity securities during the period	31

Less: Net gains (losses) realized on the sale of equity securities during the period	—

Unrealized gains (losses) recognized in equity securities held at reporting date	31

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

4.        Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of March 31, 2018, and December 31, 2017:

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2018	2017
	$	$
Commercial real estate
Commercial mortgages	90,049	90,072
Agriculture mortgages	151,436	152,050
Construction	19,700	18,670
Total commercial real estate	261,185	260,792

Consumer real estate (a)
1-4 family residential mortgages	184,556	176,971
Home equity loans	10,588	11,181
Home equity lines of credit	60,846	61,104
Total consumer real estate	255,990	249,256

Commercial and industrial
Commercial and industrial	46,917	41,426
Tax-free loans	20,794	20,722
Agriculture loans	18,189	18,794
Total commercial and industrial	85,900	80,942

Consumer	5,129	5,320

Gross loans prior to deferred fees	608,204	596,310
Less:
Deferred loan costs, net	1,311	1,243
Allowance for loan losses	(8,083)	(8,240)
Total net loans	601,432	589,313

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $103,458,000 and $98,262,000 as of March 31, 2018, and December 31, 2017, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of March 31, 2018 and December 31, 2017. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS

March 31, 2018	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	86,680	142,964	18,161	44,241	20,588	17,237	329,871
Special Mention	198	3,836	539	602	206	248	5,629
Substandard	3,171	4,636	1,000	2,074	—	704	11,585
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	90,049	151,436	19,700	46,917	20,794	18,189	347,085

December 31, 2017	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	86,259	143,037	17,670	37,947	20,514	17,798	323,225
Special Mention	160	3,873	—	1,015	208	270	5,526
Substandard	3,653	5,140	1,000	2,464	—	726	12,983
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	90,072	152,050	18,670	41,426	20,722	18,794	341,734

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of March 31, 2018 and December 31, 2017:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

March 31, 2018	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	183,937	10,588	60,817	5,123	260,465
Non-performing	1,142	140	29	26	1,337

Total	185,079	10,728	60,846	5,149	261,802

December 31, 2017	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	176,576	11,181	61,074	5,305	254,136
Non-performing	395	—	30	15	440

Total	176,971	11,181	61,104	5,320	254,576

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of March 31, 2018 and December 31, 2017:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
March 31, 2018	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	298	298	89,751	90,049	244
Agriculture mortgages	—	—	—	—	151,436	151,436	—
Construction	—	—	—	—	19,700	19,700	—
Consumer real estate
1-4 family residential mortgages	1,725	24	619	2,368	182,188	184,556	619
Home equity loans	53	—	—	53	10,535	10,588	—
Home equity lines of credit	—	—	29	29	60,817	60,846	29
Commercial and industrial
Commercial and industrial	13	—	—	13	46,904	46,917	—
Tax-free loans	—	—	—	—	20,794	20,794	—
Agriculture loans	227	—	—	227	17,962	18,189	—
Consumer	3	4	6	13	5,116	5,129	6
Total	2,021	28	952	3,001	605,203	608,204	898

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2017	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	372	372	89,700	90,072	—
Agriculture mortgages	—	—	—	—	152,050	152,050	—
Construction	—	—	—	—	18,670	18,670	—
Consumer real estate
1-4 family residential mortgages	533	248	395	1,176	175,795	176,971	395
Home equity loans	40	—	—	40	11,141	11,181	—
Home equity lines of credit	—	—	30	30	61,074	61,104	30
Commercial and industrial
Commercial and industrial	65	109	—	174	41,252	41,426	—
Tax-free loans	—	—	—	—	20,722	20,722	—
Agriculture loans	—	—	—	—	18,794	18,794	—
Consumer	8	3	15	26	5,294	5,320	15
Total	646	360	812	1,818	594,492	596,310	440

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2018 and December 31, 2017:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2018	2017
	$	$

Commercial real estate
Commercial mortgages	192	393
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	523	—
Home equity loans	140	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	—	—
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	20	—
Total	875	393

As of March 31, 2018 and December 31, 2017, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three months ended March 31, 2018 and March 31, 2017, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three months ended March 31,
	2018	2017
	$	$

Average recorded balance of impaired loans	1,836	1,958
Interest income recognized on impaired loans	20	14

There were no loan modifications made during the three months ended March 31, 2018 causing a loan to be considered a troubled debt restructuring (TDR). However, there was a loan modification made during the three months ended March 31, 2017, that constituted a TDR. A TDR is a loan where management has granted a concession to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments. The loan classified as a TDR during the three months ended March 31, 2017, was an agricultural loan with a principal balance at March 31, 2018, of $227,000. The concession initially granted to the borrower during the first quarter of 2017 was an interest-only period initially running for three months to March 31, 2017. However, on March 31, 2017, that deferral period was extended for an additional three months, causing management to classify the loan as a TDR. The concession period ended June 30, 2017. Subsequent to June 30, 2017, the borrower resumed normal principal and interest payments as of July 2017.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information regarding impaired loans by loan portfolio class as of March 31, 2018, December 31, 2017, and March 31, 2017:

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
March 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	369	895	—	340	3
Agriculture mortgages	1,156	1,156	—	1,164	13
Construction	—	—	—	—	—
Total commercial real estate	1,525	2,051	—	1,504	16

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	227	227	—	237	3
Total commercial and industrial	227	227	—	237	3

Total with no related allowance	1,752	2,278	—	1,741	19

With an allowance recorded:
Commercial real estate
Commercial mortgages	505	507	63	95	1
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	505	507	63	95	1

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	505	507	63	95	1

Total by loan class:
Commercial real estate
Commercial mortgages	874	1,402	63	435	4
Agriculture mortgages	1,156	1,156	—	1,164	13
Construction	—	—	—	—	—
Total commercial real estate	2,030	2,558	63	1,599	17

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	227	227	—	237	3
Total commercial and industrial	227	227	—	237	3

Total	2,257	2,785	63	1,836	20

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	393	690	—	585	4
Agriculture mortgages	1,174	1,174	—	1,210	54
Construction	—	—	—	—	—
Total commercial real estate	1,567	1,864	—	1,795	58

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	245	245	—	163	7
Total commercial and industrial	245	245	—	163	7

Total with no related allowance	1,812	2,109	—	1,958	65

With an allowance recorded:
Commercial real estate
Commercial mortgages	—	—	—	—	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	—	—	—	—	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	—	—	—	—	—

Total by loan class:
Commercial real estate
Commercial mortgages	393	690	—	585	4
Agriculture mortgages	1,174	1,174	—	1,210	54
Construction	—	—	—	—	—
Total commercial real estate	1,567	1,864	—	1,795	58

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	245	245	—	163	7
Total commercial and industrial	245	245	—	163	7

Total	1,812	2,109	—	1,958	65

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2017	3,863	2,052	1,829	98	398	8,240

Charge-offs	(224)	—	(110)	(18)	—	(352)
Recoveries	—	—	4	1	—	5
Provision	408	137	(422)	(9)	76	190

Balance - March 31, 2018	4,047	2,189	1,301	72	474	8,083

During the three months ended March 31, 2018, provision expenses were recorded for the commercial real estate and consumer real estate segments with credit provisions recorded for the commercial and industrial and consumer loan segments. The increase in the allowance for commercial real estate loans was primarily a result of higher levels of charge-offs in the first three months of 2018. The increase in the amount of the allowance for loan losses allocated to the consumer real estate segment was primarily a result of growth in the residential real estate portfolio during the three months ended March 31, 2018.

Delinquency rates among the Corporation’s loan pools remain low but have increased to 0.56% of total loans, compared to 0.46% of total loans as of March 31, 2017. Additionally, charge-offs for the three months ended March 31, 2018, were $352,000 compared to only $11,000 for the three months ended March 31, 2017. However, classified loans experienced a decrease in the first three months of 2018. The Corporation’s classified loans were $21.5 million as of March 31, 2017, but had declined to $16.1 million as of March 31, 2018. Currently, the agricultural lending sector remains under stress due to weak milk and egg prices impacting farmers. Outside of this, the health of the Corporation’s commercial real estate and commercial and industrial borrowers is generally stable with no material trends related to certain types of industries. Commercial borrowers that have exposure to agriculture are subject to more financial stress in the current environment. Qualitative factors regarding trends in the loan portfolio as well as national and local economic conditions and external factors such as competition, legal and regulatory were increased for several loan pools in the first quarter of 2018 while several factors related to experience, ability, and depth of lending management and other areas declined for the first quarter of 2018. The increases in charge-offs and growth in the loan portfolio caused management to record provision expense of $190,000 through March 31, 2018.

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

During the three months ended March 31, 2017, a credit provision was recorded for the commercial real estate segment with provision expense recorded in all other loan categories. For the entire portfolio, $90,000 of additional provision expense was recorded for the first three months of 2017. Delinquency rates among most loan pools remained very low with the total amount of delinquent loans lower on March 31, 2017 than on December 31, 2016. The Corporation received $20,000 more recoveries than charge-offs for the three months ended March 31, 2017. These favorable results acted to offset higher levels of classified loans and non-accruals resulting in $90,000 of additional provision being sufficient to cover projected losses inherent in the loan portfolio and still retain a sufficient unallocated portion of the allowance. Changes in qualitative factors were minimal during the first quarter and the provision expense recorded was primarily the result of higher levels of classified loans.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of March 31, 2018 and December 31, 2017:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of March 31, 2018:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	63	—	—	—	—	63
Ending balance: collectively evaluated
for impairment	3,984	2,189	1,301	72	474	8,020

Loans receivable:
Ending balance	261,185	255,990	85,900	5,129		608,204
Ending balance: individually evaluated
for impairment	2,030	—	227	—		2,257
Ending balance: collectively evaluated
for impairment	259,155	255,990	85,673	5,129		605,947

As of December 31, 2017:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated
for impairment	3,863	2,052	1,829	98	398	8,240

Loans receivable:
Ending balance	260,792	249,256	80,942	5,320		596,310
Ending balance: individually evaluated
for impairment	1,567	—	245	—		1,812
Ending balance: collectively evaluated
for impairment	259,225	249,256	80,697	5,320		594,498

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of March 31, 2018, and December 31, 2017, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	March 31, 2018
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	33,800	—	33,800
U.S. agency mortgage-backed securities	—	48,606	—	48,606
U.S. agency collateralized mortgage obligations	—	58,845	—	58,845
Corporate bonds	—	59,675	—	59,675
Obligations of states & political subdivisions	—	110,202	—	110,202
Equity securities	5,775	—	—	5,775

Total securities	5,775	311,128	—	316,903

On March 31, 2018, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of March 31, 2018, the CRA fund investments had a $5,310,000 book and fair market value and the bank stock portfolio had a book value of $430,000, and fair market value of $465,000.

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2017
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	34,352	—	34,352
U.S. agency mortgage-backed securities	—	52,073	—	52,073
U.S. agency collateralized mortgage obligations	—	54,641	—	54,641
Corporate bonds	—	60,769	—	60,769
Obligations of states & political subdivisions	—	112,243	—	112,243
Equity securities	5,583	—	—	5,583

Total securities	5,583	314,078	—	319,661

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

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	March 31, 2018
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	2,194	2,194
Total	—	—	2,194	2,194

	December 31, 2017
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	1,812	1,812
Total	—	—	1,812	1,812

The Corporation had a total of $2,257,000 of impaired loans as of March 31, 2018, with $63,000 of specific allocation against these loans and $1,812,000 of impaired loans as of December 31, 2017, with no specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

March 31, 2018
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,194	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

December 31, 2017
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	1,812	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	March 31, 2018
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	37,719	37,719	37,719	—	—
Regulatory stock	6,194	6,194	6,194	—	—
Loans held for sale	2,640	2,640	2,640	—	—
Loans, net of allowance	601,432	612,969	—	—	612,969
Mortgage servicing assets	717	876	—	—	876
Accrued interest receivable	3,504	3,504	3,504	—	—
Bank owned life insurance	27,525	27,525	27,525	—	—

Financial Liabilities:
Demand deposits	305,832	305,832	305,832	—	—
Interest-bearing demand deposits	19,764	19,764	19,764	—	—
NOW accounts	85,307	85,307	85,307	—	—
Money market deposit accounts	101,088	101,088	101,088	—	—
Savings accounts	197,205	197,205	197,205	—	—
Time deposits	147,003	147,726	—	—	147,726
Total deposits	856,199	856,922	709,196	—	147,726

Short-term borrowings	5,622	5,622	5,622	—	—
Long-term debt	68,511	68,524	—	—	68,524
Accrued interest payable	407	407	407	—	—

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2017
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	53,073	53,073	53,073	—	—
Regulatory stock	5,794	5,794	5,794	—	—
Loans held for sale	2,892	2,892	2,892	—	—
Loans, net of allowance	589,313	590,415	—	—	590,415
Mortgage servicing assets	661	751	—	—	751
Accrued interest receivable	3,684	3,684	3,684	—	—
Bank owned life insurance	27,814	27,814	27,814	—	—

Financial Liabilities:
Demand deposits	314,917	314,917	314,917	—	—
Interest-bearing demand deposits	20,230	20,230	20,230	—	—
NOW accounts	86,758	86,758	86,758	—	—
Money market deposit accounts	105,994	105,994	105,994	—	—
Savings accounts	189,169	189,169	189,169	—	—
Time deposits	149,409	150,165	—	—	150,165
Total deposits	866,477	867,233	717,068	—	150,165

Long-term debt	65,850	65,850	—	—	65,850
Accrued interest payable	385	385	385	—	—

7.       Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of March 31, 2018, firm loan commitments were $37.3 million, unused lines of credit were $222.6 million, and open letters of credit were $11.6 million. The total of these commitments was $271.5 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

8. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 is as follows:

ACCUMULATED OTHER COMPREHENSIVE LOSS (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2017	(3,195)
Other comprehensive loss before reclassifications	(2,685)
Amount reclassified from accumulated other comprehensive loss	(27)
Reclassification of certain income tax effects from accumulated other comprehensive income (loss)	(634)
Period change	(3,346)

Balance at March 31, 2018	(6,541)

Balance at December 31, 2016	(4,885)
Other comprehensive income before reclassifications	418
Amount reclassified from accumulated other comprehensive loss	(92)
Period change	326

Balance at March 31, 2017	(4,559)

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 21% for 2018 periods and 34% for 2017 periods.

(2) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended March 31,
	2018	2017	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains reclassified into earnings	34	140	Gains on securities transactions, net
Related income tax expense	(7)	(48)	Provision for federal income taxes
Net effect on accumulated other comprehensive
loss for the period	27	92

9. Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Corporation is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Corporation’s preliminary analysis of its current portfolio, the impact to the Corporation’s balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. The Corporation also anticipates additional disclosures to be provided at adoption.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). This Update relates primarily to the reporting by an employee benefit plan for its interest in a master trust, which is a trust for which a regulated financial institution serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held. For each master trust in which a plan holds an interest, the amendments in this Update require a plan's interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments in this Update remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments, which supplements the existing requirement to disclose the master trusts balances in each general type of investments. There are also increased disclosure requirements for investments in master trusts. The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853), which applies to the accounting by operating entities for service concession arrangements within the scope of Topic 853. The amendments in this Update clarify that the grantor (government), rather than the third-party drivers, is the customer of the operation services in all cases for service concession arrangements within the scope of Topic 853. For an entity that has not adopted Topic 606 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update generally are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU 2014-09, Revenue from Contracts with Customers (Topic 606)). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferred the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early application is permitted in any period after issuance. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01. (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820. (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place. (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities. (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates. (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s financial position or results of operations.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2017 Annual Report to Shareholders of the Corporation. The financial condition and results of operations presented are not indicative of future performance.

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

Results of Operations

Overview

The Corporation recorded net income of $2,821,000 for the first quarter of 2018, a 54.4% increase over the $1,827,000 earned in the first quarter of 2017. The increase in the Corporation’s 2018 earnings was caused primarily by insurance proceeds from a bank owned life insurance (BOLI) policy. The Corporation purchased and is the beneficiary of all BOLI life insurance policies taken out on select officers. Due to the death of a participant during the first quarter of 2018, the Corporation recorded BOLI income of $913,000. This net death benefit caused an increase in the Corporation’s first quarter 2018 earnings. The Corporation also experienced growth in net interest income (NII) for the three-month period ended March 31, 2018, largely driven by the Federal Reserve rate increases which have positively impacted the yield on earning assets. Earnings per share, basic and diluted, were $0.99 for the three months ended March 31, 2018, compared to $0.64 for the same period in 2017.

The Corporation’s NII increased by $470,000, or 6.5%, for the three months ended March 31, 2018, compared to the same period in 2017. The increase in NII primarily resulted from an increase in interest and fees on loans of $566,000, or 9.7%, partially offset by a nominal decrease in interest on securities and dividend income. The Corporation’s interest expense increased by $72,000, or 10.3% for the three months ended March 31, 2018, primarily the result of increased costs on borrowings with much smaller increases in deposit interest expense.

The Corporation recorded $190,000 of provision expense in the first quarter of 2018, compared to $90,000 for the first quarter of 2017, causing a $100,000 decrease in income in the first quarter of 2018 compared to 2017. The increase in provision expense was largely driven by higher levels of charged-off loans as well as an increase in impaired loans requiring a specific allocation of $63,000. The gains from the sale of debt securities were $34,000 for the three months ended March 31, 2018, compared to $140,000 for the same period in 2017, representing a decrease of $106,000, or 75.7%. Market interest rates were lower in 2017, making it more conducive to achieving gains from the sale of securities. The gain on the sale of mortgages decreased by $120,000, or 33.8%, for the three-month period ended March 31, 2018, compared to the prior year’s period. Both mortgage production and margins realized on sold mortgages were higher in the first three months of 2017 compared to 2018. Total operating expenses increased $366,000, or 4.9%, for the three months ended March 31, 2018, compared to the same period in 2017.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE increased for the three months ended March 31, 2018, compared to the same period in the prior year, due to higher earnings as a result of the additional BOLI income recorded in the first quarter of 2018.

Key Ratios	Three Months Ended
	March 31,
	2018	2017

Return on Average Assets	1.12%	0.75%
Return on Average Equity	11.72%	7.81%

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

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In the first three months of 2018, NII generated 69.6% of the Corporation’s gross revenue stream, which consists of net interest income and non-interest income, compared to 75.1% in the first three months of 2017. The lower NII as a percentage of gross revenue was primarily caused by the BOLI income recorded in the first quarter of 2018 that resulted in much higher non-interest income when compared to the prior year. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income. Without the impact of the BOLI income, the Corporation’s NII would have accounted for 75.9% of the gross revenue stream for the first three months of 2018.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $455,000 for the three months ended March 31, 2018, compared to $606,000 for the same period in 2017.

NET INTEREST INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended
	March 31 ,
	2018	2017
	$	$
Total interest income	8,524	7,982
Total interest expense	774	702

Net interest income	7,750	7,280
Tax equivalent adjustment	455	606

Net interest income (fully taxable equivalent)	8,205	7,886

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect net interest income:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. Until December 16, 2015, the Federal funds rate had not changed since December 16, 2008, a period of seven years. On December 16, 2015, the Federal funds rate was increased 25 basis points to 0.50%, from 0.25%. On December 14, 2016, one year later, the Federal funds rate was increased 25 basis points to 0.75%. During 2017, the Federal funds rate was increased three times so that the rate was 1.50% as of December 31, 2017. In March of 2018, the Federal Reserve again increased the Federal funds rate by 25 basis points so that the rate was 1.75% as of March 31, 2018. Prior to December of 2015, the period of seven years with extremely low and unchanged overnight rates was the lowest and longest in U.S. history. The impact has been a lower net interest margin to the Corporation and generally across the financial industry. The Federal Reserve rate increases resulted in higher short-term U.S. Treasury rates, but the long-term rates initially decreased, resulting in a flattening of the yield curve. Long-term rates like the ten-year U.S. Treasury were 201 basis points under the 4.75% Prime rate as of March 31, 2018. It appears that the general conditions of a flatter yield curve with low long-term U.S. Treasury rates, significantly below the Prime rate, will continue for the remainder of 2018. Management anticipates the next 0.25% Federal Reserve rate increase could occur in the second quarter of 2018. It remains to be seen whether mid and long-term U.S. Treasury rates will also increase to the same degree that the Federal Reserve will move the overnight Federal funds rate. If they do not, the yield curve would further flatten making it more difficult for the Corporation to increase asset yield.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate increased from 3.25% prior to December 2015, to 4.75% as of March 31, 2018, following the six Federal Reserve rate moves that began in December 2015. The Corporation’s Prime-based loans, including home equity lines of credit and some variable rate commercial loans reprice a day after the Federal Reserve rate movement.

As a result of the Federal Reserve rate increases, the Corporation’s NII on a tax equivalent basis began to increase in 2017 with the Corporation’s quarterly margin increasing to 3.47% for the fourth quarter of 2017. The margin decreased slightly in the first quarter of 2018 to 3.43% primarily as a result of lower tax-equivalent yields on the Corporation’s municipal securities which were negatively impacted by the lower Corporate tax rate. The Corporation’s NII on a tax-equivalent basis increased for the first three months of 2018 by $319,000, or 4.0%, over the same period in 2017. Management’s asset liability sensitivity measurements continue to show a benefit to both margin and NII given further Federal Reserve rate increases. Actual results over the past two years have confirmed the asset sensitivity of the Corporation’s balance sheet. Management expects that any additional Federal Reserve rate increases in 2018 would further improve both margin and NII, although to a slightly lesser degree because the cost on deposits and borrowings will begin to increase more rapidly.

The extended extremely low Federal funds rate had enabled management to reduce the cost of funds on overnight borrowings and allowed lower interest rates paid on deposits, initially reducing the Corporation’s interest expense. However, in the first quarter of 2018, this trend reversed with slight increases in both deposit and borrowings interest expense as the cost to replace maturing borrowings increased and rates paid on deposits increased slightly. It was only after the third 25-basis point Fed rate increase in March of 2017 that the Corporation raised some deposit rates minimally which resulted in slightly higher interest expense in the first quarter of 2018 compared to the prior year. While the low Prime rate reduced the yield on the Corporation’s loans for many years, the rate increases through March of 2018 did act to boost interest income. With a higher Prime rate and elevated Treasury rates, higher asset yields should be possible throughout the remainder of 2018. The increasing number of Federal Reserve rate moves assists the Corporation in growing NII and margin because of the variable rate portion of the loan portfolio which resets every time the Prime rate changes. The magnitude of increase in NII and NIM may slow down during the remainder of 2018 if deposit rates are increased.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With higher Treasury rates in the first three months of 2018 compared to the same period in 2017, security reinvestment has been occurring at slightly higher yields and amortization has slowed resulting in higher yields. However, yields on the Corporation’s municipal bonds have decreased due to the change in the corporate tax rate, making tax-free yields less attractive than they were in prior years. Management has added variable rate securities and has reduced the municipal bond holdings in an effort to improve the rates-up performance of the securities portfolio.

The Corporation’s loan yield has begun to increase as the variable rate portion of the loan portfolio is repricing higher with each Federal Reserve rate movement. The vast majority of the Corporation’s commercial Prime-based loans are priced at the Prime rate, currently at 4.75%. The pricing for the most typical five-year fixed rate commercial loans is currently very similar to the Prime rate. Previously, any increases in variable rate loans acted to bring down overall loan yield. Now with the rates being very similar, it is beneficial to the Corporation to grow the variable rate loans in a period of rising rates. An element of the Corporation’s Prime-based commercial loans is priced above the Prime rate based on the level of credit risk of the borrower. Management does price a portion of consumer variable rate loans above the Prime rate, which also helps to improve loan yield. Both commercial and consumer Prime-based pricing continues to be driven largely by local competition.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Mid-term and long-term interest rates on average were higher in the first quarter of 2018 compared to 2017. The average rate of the 10-year U.S. Treasury was 2.76% in the first three months of 2018 compared to 2.45% in the first three months of 2017, and it stood at 2.74% on March 31, 2018, compared to 2.22% on March 31, 2017. The slope of the yield curve has been compressed throughout 2017 and through the first three months of 2018, with a difference of 99 basis points between the Fed Funds rate of 1.75% and the 10-year U.S. Treasury as of March 31, 2018, compared to 140 basis points as of March 31, 2017. The slope of the yield curve has fluctuated many times in the past two years with the 10-year U.S. Treasury yield as high as 2.94% in the first quarter of 2018 and 2.62% in the first quarter of 2017, and as low as 2.44% in 2018, and 2.31% in 2017.

While the Corporation’s overall cost of funds remained low and did not increase throughout 2017, there were slight increases in the first quarter of 2018 due to higher interest expense on both deposits and borrowings, with the vast majority of the increase coming from the borrowing side. Deposit interest rates are still very low and have not been increased significantly since 2017, although savings on longer term time deposits that are maturing are no longer being achieved. It is anticipated that interest rates on interest bearing core deposits will need to be increased during 2018 as the Federal Reserve continues to raise the short-term interest rates. Borrowing costs, and the wholesale borrowing curves that they are based on, generally follow the direction and slope of the U.S. Treasury curve. However, these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation refinanced the majority of borrowings at higher rates in 2017 and 2018 as lower-priced borrowings matured with no ability to refinance at lower rates, so the yield on borrowings increased during 2017 and continued to do so moving into 2018.

Management currently anticipates that the overnight interest rate and Prime rate will remain at the current levels until June of 2018 with the possibility of two additional 0.25% Federal Reserve rate increases in the remainder of 2018. It is likely that mid and long-term U.S. Treasury rates will increase slowly throughout the year, being driven higher due to expected additional Federal Reserve rate movements. This would allow management to achieve higher earnings on new higher yielding securities and allow for the ability to price new loans at higher market rates. However, it is also possible that even after a Federal Reserve rate increase, the yield curve could flatten, making it more difficult for management to lend out or reinvest at higher interest rates out further on the yield curve. Additionally, any further Federal Reserve rate increases would have a greater effect on the repricing of the Corporation’s liabilities as the cost of money increases and more marketplace competition returns. Management anticipates that more deposit rate increases will need to be made to remain competitive in the market while maturing borrowings would also reprice to higher rates.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2018 vs. 2017
	Increase (Decrease)
	Due To Change In
			Net
	Average	Interest	Increase
	Balances	Rates	(Decrease)
	$	$	$
INTEREST INCOME

Interest on deposits at other banks	—	59	59

Securities available for sale:
Taxable	98	123	221
Tax-exempt	(199)	(338)	(537)
Total securities	(101)	(215)	(316)
Loans	325	265	590
Regulatory stock	8	50	58

Total interest income	232	159	391

INTEREST EXPENSE

Deposits:
Demand deposits	4	25	29
Savings deposits	1	—	1
Time deposits	(27)	9	(18)
Total deposits	(22)	34	12

Borrowings:
Total borrowings	(3)	63	60

Total interest expense	(25)	97	72

NET INTEREST INCOME	257	62	319

During the first three months of 2018, the Corporation’s NII on an FTE basis increased by $319,000, a 4.0% increase over the same period in 2017. Total interest income on an FTE basis for the three months ended March 31, 2018, increased $391,000, or 4.6%, from 2017, while interest expense increased $72,000, or 10.3%, for the three months ended March 31, 2018, compared to the same period in 2017. The FTE interest income from the securities portfolio decreased by $316,000, or 12.2%, while loan interest income increased $590,000, or 10.0%. During the first quarter of 2018, additional loan volume caused by loan growth added $325,000 to net interest income, and the higher yields caused a $265,000 increase, resulting in a total increase of $590,000. Lower balances in the securities portfolio caused a decrease of $101,000 in net interest income, while lower yields on securities caused a $215,000 decrease, resulting in a total decrease of $316,000. The Corporation sold a number of municipal bonds at the end of 2017 reducing the balance of the securities portfolio and the change in the corporate tax rate caused a decline in yield on the remaining portfolio of municipal bonds.

The average balance of interest bearing liabilities increased by 1.2% during the three months ended March 31, 2018, compared to the prior year driven by slight growth in deposit balances. The slightly higher cost on deposit accounts resulted in a slight increase in interest expense although the shift between time deposit balances and demand and savings accounts partially offset this increase. Higher interest rates on all deposit groups except savings deposits caused a $34,000 increase in interest expense while lower balances of higher cost deposits contributed to savings of $22,000 on deposit costs resulting in a total increase of $12,000.

Out of all the Corporation’s deposit types, interest-bearing demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes. Time deposit balances decreased resulting in a $27,000 reduction to expense, and time deposits repricing to higher interest rates increased interest expense by $9,000, causing a net total reduction of $18,000 in time deposit interest expense. Even with the low rate environment, the Corporation was successful in increasing balances of other deposit types.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The average balance of outstanding borrowings decreased by $1.2 million, or 1.7%, from March 31, 2017, to March 31, 2018. The decrease in total borrowings reduced interest expense by $3,000. The higher market interest rates increased interest expense by $63,000, as long-term borrowings at lower interest rates matured and were replaced with new advances at higher rates. The aggregate of these amounts was an increase in interest expense of $60,000 related to total borrowings.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended March 31,
	2018			2017
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	23,220	113	1.97	23,387	54	0.92

Securities available for sale:
Taxable	210,769	1,134	2.15	191,403	913	1.91
Tax-exempt	113,258	1,135	4.01	130,175	1,672	5.14
Total securities (d)	324,027	2,269	2.80	321,578	2,585	3.22

Loans (a)	606,110	6,476	4.29	575,169	5,886	4.09

Regulatory stock	6,031	121	8.03	5,445	63	4.63

Total interest earning assets	959,388	8,979	3.76	925,579	8,588	3.72

Non-interest earning assets (d)	66,044			59,724

Total assets	1,025,432			985,303

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	212,920	102	0.19	203,064	73	0.15
Savings deposits	191,520	24	0.05	181,189	23	0.05
Time deposits	148,714	353	0.96	160,040	371	0.94
Borrowed funds	72,630	295	1.65	73,879	235	1.29
Total interest bearing liabilities	625,784	774	0.50	618,172	702	0.46

Non-interest bearing liabilities:

Demand deposits	299,539			269,617
Other	2,471			2,626

Total liabilities	927,794			890,415

Stockholders' equity	97,638			94,888

Total liabilities & stockholders' equity	1,025,432			985,303

Net interest income (FTE)		8,205			7,886

Net interest spread (b)			3.26			3.26
Effect of non-interest
bearing deposits			0.17			0.15
Net yield on interest earning assets (c)			3.43			3.41

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $1,272,000 as of March 31, 2018, and $1,012,000 as of March 31, 2017.  Such fees and costs recognized through income and included in the interest amounts totaled ($114,000) in 2018, and ($108,000) in 2017.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s interest income increased primarily due to increased interest income on loans, resulting in a higher NIM of 3.43% for the first quarter of 2018, compared to 3.41% for the first quarter of 2017. The yield earned on assets increased by four basis points for the quarter while the rate paid on liabilities also increased by four basis points for the quarter when comparing both years. This resulted in a static net interest spread, but the effect of non-interest bearing deposits increased by two basis points during the first quarter of 2018 compared to the prior year, resulting in the marginal increase in NIM. Management does anticipate further improvements in NIM during the remainder of 2018 with the possibility of additional Federal Reserve rate increases throughout the remainder of the year. Loan yields were at historically low levels during 2017 due to the extended low-rate environment as well as extremely competitive pricing for the loan opportunities in the market. During the first quarter of 2018, these yields increased slightly. It is expected that loan yields will continue to increase during 2018 as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. The increase in the Prime rate has helped to increase loan yields on variable rate consumer and commercial loans. Growth in the loan portfolio coupled with better yields on variable rate loans caused loan interest income to increase. The Corporation’s loan yield increased 20 basis points in the first quarter of 2018 compared to the first quarter of 2017. Loan interest income increased $590,000, or 10.0%, for the three months ended March 31, 2018, compared to the same period in 2017.

Loan pricing was challenging in 2017, and continues to be in 2018 as a result of competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate or below. The current Prime rate of 4.75% is generally slightly higher than the typical business or commercial five-year fixed rates being extended. The commercial or business fixed rates do increase with longer fixed terms or lower credit quality. In terms of the variable rate pricing, nearly all variable rate loans offered are Prime-based. Management is able to price loan customers with higher levels of credit risk at Prime plus pricing, such as Prime plus 0.75%, currently 5.50%. However, there are relatively few of these higher rate loans in the commercial and agricultural portfolios due to the strong credit quality of the Corporation’s borrowers. Competition in the immediate market area has been pricing select shorter-term fixed-rate commercial and agricultural lending rates below 4.00% for the strongest loan credits. This current market environment has largely prevented the Corporation from gaining more yield on fixed rate commercial and agricultural loans. The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Tax equivalent yields on the Corporation’s securities decreased by 42 basis points for the three months ended March 31, 2018, compared to the same period in 2017. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments, however, the variable rate percentage of the portfolio was over 5% as of March 31, 2018 and is expected to grow. The Corporation’s taxable securities experienced a 24 basis-point increase in yield for the three months ended March 31, 2018, compared to the same period in 2017. Security reinvestment in the first three months of 2018 has been occurring at higher rates and regular amortization has been lower due to the higher interest rate environment. These variables have caused taxable security yields to increase. The yield on tax-exempt securities decreased by 113 basis points for the three months ended March 31, 2018, compared to the same period in 2017, as a result of the Federal tax rate change enacted in December of 2017. Prior to 2018, the Federal tax rate was 34% causing the tax-equivalent yield on municipal bonds to be higher. In 2018, with a Federal tax rate of 21%, this tax-free advantage was significantly diminished causing the lower yields on tax-exempt securities.

Prior to 2018, with short-term rates low and with small rate differences for longer-term deposits, the consumer generally elected to stay short and maintain funds in accessible deposit instruments. During the first three months of 2018, with higher short-term rates but still low longer-term rates, the customer still prefers keeping balances in both non-interest and interest bearing checking products and savings accounts. In addition to the consumer staying liquid with their available funds, there has been a general trend of funds flowing from time deposit accounts into both non-interest checking, NOW and savings accounts. The average balance of the Corporation’s interest bearing liabilities increased during the three months ended March 31, 2018. The average balance of time deposits declined during this same period compared to 2017, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits, causing total interest bearing funds to increase. However, with slightly higher rates on NOW, MMDA, and time deposits, the Corporation generated more interest expense.

Interest expense on deposits increased by $12,000, or 2.6%, for the three months ended March 31, 2018, compared to the same period in 2017. Demand and savings deposits reprice in their entirety whenever the offering rates are changed, therefore management is cautious in terms of increasing portfolio interest rates. Management is expected to take limited action in terms of increasing interest bearing demand and savings account rates in order to protect deposit levels. During the first three months of 2018, the cost of demand and savings deposits increased compared to the prior year. For the first quarter of 2018, the average balances of interest bearing demand deposits increased by $9.9 million, or 4.9%, over the same period in 2017, while the average balance of savings accounts increased by $10.3 million, or 5.7%.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During the three months ended March 31, 2018, time deposit balances decreased compared to balances at March 31, 2017. The decrease can be attributed to the low rates paid on time deposits, which has caused the differential between time deposit rates and rates on non-maturity deposits to be minimal, as well as more attractive time deposit rates being offered in the local market area. As a result, customers have elected to keep more of their funds in non-maturity deposits and less funds in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a more balanced deposit funding position and maintain a lower cost of funds. The Corporation was able to reduce interest expense on time deposits by $18,000, or 4.9%, for the first quarter of 2018, compared to the same period in 2017. Average balances of time deposits decreased by $11.3 million, or 7.1%, for the three months ended March 31, 2018, compared to the same period in 2017. The average annualized interest rate paid on time deposits increased by two basis points for the three-month period when comparing both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. Average short-term advances of $7,131,000 were utilized in the three months ended March 31, 2018, while average short-term advances of $15,139,000 were utilized in the three months ended March 31, 2017. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. Average total borrowings decreased by $1,249,000, or 1.7%, for the three months ended March 31, 2018, compared to the same period in 2017. Interest expense on borrowed funds was $60,000, or 25.5% higher, for the three-month period when comparing 2018 to 2017.

For the three months ended March 31, 2018, the net interest spread remained the same at 3.26%, the same as it was for the three months ended March 31, 2017. The effect of non-interest bearing funds increased by two basis points for the three-month period compared to the same period in the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. For example, if an interest checking account with $10,000 earns 1%, the benefit for $10,000 of non-interest bearing deposits is equivalent to $100; but if the interest-checking rate is increased to 1.50%, then the benefit of the non-interest bearing funds is $150. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the higher cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses (ALLL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ALLL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a provision expense of $190,000 for the three months ended March 31, 2018, compared to $90,000 for the three months ended March 31, 2017. The analysis of the ALLL takes into consideration, among other things, the following factors:

•	levels and trends in delinquencies, nonaccruals, charge-offs and recoveries,
•	trends within the loan portfolio,
•	changes in lending policies and procedures,
•	experience of lending personnel and management oversight,
•	national and local economic trends,
•	concentrations of credit,

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

•	external factors such as legal and regulatory requirements,
•	changes in the quality of loan review and board oversight,
•	changes in the value of underlying collateral.

During the three months ended March 31, 2018, the Corporation recorded provision expense of $190,000 primarily due to higher balances of charged-off loans and a specific allocation of $63,000 related to an impaired loan. Management closely tracks delinquent, non-performing, and classified loans as a percentage of capital and of the loan portfolio.

As of March 31, 2018, total delinquencies represented 0.56% of total loans, compared to 0.46% as of March 31, 2017. These ratios are extremely low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The prolonged economic downturn, including devaluation of residential and commercial real estate, had stressed these ratios in past periods but more recently, the level of classified loans is down compared to balances in 2017. The delinquency and classified loan information is utilized in the quarterly ALLL calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. The level of actual charge-offs relative to the amount of recoveries can also have a significant impact on the provision. Management had charge-offs that exceeded recoveries by $347,000 in the first three months of 2018 due to two large commercial charges-offs.

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

In the first three months of 2018, qualitative factors were adjusted based on current information regarding delinquency, economic conditions, and other factors. Changes in qualitative factors were unchanged for one loan pool, while they increased for two pools and declined for six. Adjustments to the qualitative factors were minor in nature with most changes being only five or ten basis points of adjustment, the lowest amount of adjustment that management will make. The two pools with factor increases were agricultural dairy and residential real estate. These increases were due to changes in the trending of those pools including balances, delinquencies, concentrations of credit, and the personnel that handle those loans. The dairy industry continues to be impacted by lower milk prices, which lowers the profit margin for these farmers and has affected delinquencies. Residential real estate balances have grown significantly, especially adjustable rate mortgages, resulting in a higher concentration of residential mortgages.

Management also monitors the allowance as a percentage of total loans. The percentage of the allowance to total loans has decreased since March 31, 2017 and December 31, 2017, but remains higher than the Bank’s national peer group from the Uniform Bank Performance Reports. As of March 31, 2018, the allowance as a percentage of total loans was 1.33%, down from 1.38% at December 31, 2017, and 1.34% at March 31, 2017. Management continues to evaluate the allowance for loan losses in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the allowance for loan losses is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Other Income

Other income for the first quarter of 2018 was $3,380,000, an increase of $968,000, or 40.1%, compared to the $2,412,000 earned during the first quarter of 2017. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017
	$	$	$	%

Trust and investment services	554	482	72	14.9
Service charges on deposit accounts	323	287	36	12.5
Other service charges and fees	338	275	63	22.9
Commissions	584	547	37	6.8
Gains on securities transactions, net	65	140	(75)	(53.6)
Gains on sale of mortgages	235	355	(120)	(33.8)
Earnings on bank owned life insurance	1,099	173	926	535.3
Other miscellaneous income	182	153	29	19.0

Total other income	3,380	2,412	968	40.1

Trust and investment services income increased $72,000, or 14.9%, for the three months ended March 31, 2018, compared to the same period last year. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the first quarter of 2018, traditional trust income increased by $8,000, or 2.4%, while income from alternative investments increased by $62,000, or 47.2%, compared to the first quarter of 2017. Trust income was up as a result of new business, higher fees, and higher trust valuations. Equity markets were up since December 31, 2017, which has increased trust valuations and the fees generated from their fair market values. Investment services income is dependent on new investment activity derived from the period and was up for the three-month period in 2018 compared to 2017. New staffing was added to this area just prior to 2017, which enabled the unit to have more contact with current customers and broaden the customer base. The full complement of personnel did increase the level of business conducted in 2018, thereby increasing the amount of commission-based revenue. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there continues to be great need for retirement, estate, small business succession planning, and personal investment services in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts increased by $36,000, or 12.5%, for the three months ended March 31, 2018, compared to the same period in 2017. Overdraft service charges are the largest component of this category and comprised approximately 79% of the total deposit service charges for the three months ended March 31, 2018. Total overdraft fees increased by $25,000, or 10.8%, for the three months ended March 31, 2018, compared to the same period in 2017. Management attributes higher overdraft fee income primarily to the growth in deposit accounts and new customers. No changes to Bank fees or policies have occurred. Most of the other service charge areas showed minimal increases or decreases from the prior year.

Other service charges and fees increased by $63,000, or 22.9%, for the three months ended March 31, 2018, compared to the same period in 2017. The quarterly increase is primarily due to an increase in loan administration fees that were higher by $48,000, or 45.8%, for the three-month period ended March 31, 2018, compared to the same period in the prior year. These fees are higher primarily due to increased commercial loan volume in the first quarter of 2018 compared to the prior year. Account analysis fees increased by $9,000, or 60.6%, for the quarter ended March 31, 2018, compared to the same period in the previous year, primarily as a result of increased focus on cash management customers and assessing proper fees for the services provided. The other service charges and fees area is expected to continue to grow at a faster pace than other elements of the Corporation’s fees but the percentage increase will decline going forward. Various other fee income categories increased or decreased to lesser degrees making up the remainder of the variance compared to the prior year.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Commissions increased by $37,000, or 6.8%, for the three months ended March 31, 2018, compared to the same period in 2017. This was primarily caused by debit card interchange income, which increased by $30,000, or 6.2%, for the three months ended March 31, 2018, compared to the same period in 2017. The interchange income is a direct result of the volume of debit card transactions processed and this income increases as customer accounts increase or as customers utilize their debit cards to a higher degree.

For the three months ended March 31, 2018, $65,000 of gains on securities transactions was recorded compared to $140,000 for the same period in 2017, a $75,000, or 53.6% decrease. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses recorded by the Corporation depend heavily on market pricing and the volume of security sales. Generally, the lower U.S. Treasury yields go, the more management will be motivated to pursue taking gains from the sale of securities. However, these market opportunities are evaluated subject to the Corporation’s other asset liability measurements and goals. The yield curve in the first three months of 2017 provided slightly better opportunities to take gains out of the portfolio than during the first three months of 2018. Management expects the gains or losses on securities transactions will decline throughout the remainder of 2018 as most bonds are being sold for liquidity purposes and to reposition the portfolio for the rates-up environment.

Gains on the sale of mortgages were $235,000 for the three-month period ended March 31, 2018, compared to $355,000 for the same period in 2017, a $120,000, or 33.8% decrease. Secondary mortgage financing activity drives the gains on the sale of mortgages, and the activity in the first three months of 2018 was at decreased levels due to the increasing interest rate environment. Management anticipates that gains throughout the remainder of 2018 may continue at a lower level compared to the prior year due to the interest rate environment and lower margins received on the mortgages that are being sold.

For the three months ended March 31, 2018, earnings on bank-owned life insurance (BOLI) increased by $926,000, or 535.3%, compared to the same period in 2017. The increase was caused by insurance proceeds due to the death of a participant during the first quarter of 2018 in the amount of $913,000. The amount of BOLI income is generally dependent upon the actual return of the policies, the insurance cost components, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses.

Operating Expenses

Operating expenses for the first quarter of 2018 were $7,884,000, an increase of $366,000, or 4.9%, compared to the $7,518,000 for the first quarter of 2017. The following table provides details of the Corporation’s operating expenses for the three-month period ended March 31, 2018, compared to the same period in 2017.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017
	$	$	$	%
Salaries and employee benefits	4,960	4,719	241	5.1
Occupancy expenses	663	599	64	10.7
Equipment expenses	288	282	6	2.1
Advertising & marketing expenses	232	237	(5)	(2.1)
Computer software & data processing expenses	545	530	15	2.8
Bank shares tax	215	215	—	—
Professional services	433	389	44	11.3
Other operating expenses	548	547	1	0.2
Total Operating Expenses	7,884	7,518	366	4.9

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise 63% of the Corporation’s total operating expenses. For the three months ended March 31, 2018, salaries and benefits increased $241,000, or 5.1%, from the same period in 2017. Salaries increased by $288,000, or 8.5%, and employee benefits decreased by $48,000, or 3.6%, for the three months ended March 31, 2018, compared to the same period in 2017. Salary and benefit expenses have grown primarily due to additional operational and sales positions to support the growth of the Corporation.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Occupancy expenses increased $64,000, or 10.7%, for the three months ended March 31, 2018, compared to the same period in the prior year. Snow removal costs increased by $30,000, or 134.6%, for the three months ended March 31, 2018, compared to the same period in the prior year and utilities costs increased by $28,000, or 14.9%. Lease expense increased by $10,000, or 24.5%, for the three-month period in 2018 compared to 2017 due to additional back office space rented during 2017. Various other occupancy expense categories increased or decreased by smaller amounts making up the remainder of the quarterly variance.

Professional services expense increased $44,000, or 11.3%, for the three-month period ended March 31, 2018, compared to the same period in 2017. These services include accounting and auditing fees, legal fees, and fees for other third-party services. Legal fees increased by $22,000, or 305.7%, for the three months ended March 31, 2018, compared to the same period in 2017 primarily related to legal fees associated with the Corporation’s loans such as workouts and restructurings. Trust department processing fees increased by $6,000, or 17.2% due to increased volume and courier service fees and accounting and auditing fees each increased by $5,000 when comparing the first quarter of 2018 to the prior year’s first quarter. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Income Taxes

Prior to 2018, the majority of the Corporation’s income was taxed at a corporate rate of 34% for Federal income tax purposes. In December of 2017, the Tax Cuts and Jobs Act lowered the corporate tax rate from 34% to 21% effective for 2018 and years going forward. Because of this, the Corporation’s Federal income tax provision for 2018 should decline. For the three months ended March 31, 2018, the Corporation recorded Federal income tax expense of $235,000, compared to tax expense of $257,000 for the three months ended March 31, 2017. The effective tax rate for the Corporation was 7.7% for the three months ended March 31, 2018, compared to 12.3% for the same period in 2017. The Corporation’s effective tax rate has historically been maintained at low levels primarily due to a relatively high level of tax-free municipal bonds held in the securities portfolio. The fluctuation of the effective tax rate will occur as a result of total tax-free revenue as a percentage of total revenue. The lower effective tax rate for the year-to-date period in 2018 was primarily caused by the lower Federal corporate tax rate as well as higher pre-tax income that was affected by $913,000 of BOLI death benefit that is tax-free income to the Corporation.

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

The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation’s Holding Company has very limited taxable corporate net income activities. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is subject to Pennsylvania Bank Shares Tax. Like Federal Corporate income tax, the Pennsylvania Bank Shares Tax is a significant expense for the Corporation, amounting to $215,000 in the first quarter of 2018 and 2017. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of March 31, 2018, the Corporation had $311.1 million of securities available for sale, which accounted for 30.2% of assets, compared to 30.4% as of December 31, 2017, and 30.7% as of March 31, 2017. Based on ending balances, the securities portfolio increased 0.5% from March 31, 2017, and decreased 0.9% from December 31, 2017.

The securities portfolio was showing a net unrealized loss of $8,280,000 as of March 31, 2018, compared to an unrealized loss of $4,842,000 as of December 31, 2017, and an unrealized loss of $6,908,000 as of March 31, 2017. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates. The 10-year U.S. Treasury yield was 2.40% as of March 31, 2017, 2.40% as of December 31, 2017, and 2.74% as of March 31, 2018. The higher Treasury rates since December 31, 2017 have caused a decrease in market valuation, which has resulted in the larger unrealized loss recorded at March 31, 2018 compared to December 31, 2017 and March 31, 2017.

The table below summarizes the Corporation’s amortized cost, unrealized gain or loss position, and fair value for each sector of the securities portfolio for the periods ended March 31, 2018, December 31, 2017, and March 31, 2017.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
March 31, 2018
U.S. government agencies	35,095	(1,295)	33,800
U.S. agency mortgage-backed securities	50,414	(1,808)	48,606
U.S. agency collateralized mortgage obligations	60,496	(1,651)	58,845
Corporate bonds	61,169	(1,494)	59,675
Obligations of states and political subdivisions	112,234	(2,032)	110,202
Total debt securities, available for sale	319,408	(8,280)	311,128
Equity securities (a)	5,740	35	5,775
Total securities	325,148	(8,245)	316,903

December 31, 2017
U.S. government agencies	35,101	(749)	34,352
U.S. agency mortgage-backed securities	52,981	(908)	52,073
U.S. agency collateralized mortgage obligations	55,493	(852)	54,641
Corporate bonds	61,334	(565)	60,769
Obligations of states and political subdivisions	114,047	(1,804)	112,243
Total debt securities, available for sale	318,956	(4,878)	314,078
Equity securities	5,547	36	5,583
Total securities	324,503	(4,842)	319,661

(a)	As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for sale.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
March 31, 2017
U.S. government agencies	33,119	(847)	32,272
U.S. agency mortgage-backed securities	59,782	(915)	58,867
U.S. agency collateralized mortgage obligations	43,437	(681)	42,756
Corporate bonds	53,046	(626)	52,420
Obligations of states and political subdivisions	127,183	(3,890)	123,293
Total debt securities	316,567	(6,959)	309,608
Equity securities	5,517	51	5,568
Total securities	322,084	(6,908)	315,176

Interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income securities portfolio. There are also a number of other market factors that impact bond prices. It is likely the Federal Reserve will act to increase rates two or three more times during 2018. During 2017, the Federal Reserve increased short-term rates three times, but mid and long-term Treasury rates did not increase at the same speed, so there was a general flattening of the yield curve throughout 2017. The Treasury rates ran up to a 2017 high in March and then slowly retreated until hitting lows in early September and then increasing slightly before December 31, 2017. Since then Treasury rates have slowly increased and are likely to increase throughout the remainder of 2018 with more anticipated Federal Reserve rate increases. Beyond interest rate movements, there are also a number of other factors that influence bond pricing including regulatory changes, financial performance of issuers, changes to credit rating of insurers of bonds, changes in market perception of certain classes of securities, and many more. Management monitors the changes in interest rates and other market influences to assist in management of the securities portfolio.

Any material increase in market interest rates would have a negative impact on the market value of the Corporation’s fixed income debt securities. As of March 31, 2018 approximately 95% of the Corporation’s debt securities were fixed rate securities with the other 5% variable rate. The variable rate instruments generally experience very little impact to valuation based on a change in rates, whereas the impact of an increase in market interest rates will vary on the fixed rate securities according to type of bond, length and structure of each instrument. The Federal Reserve increased the Fed funds rate by 25 basis points in March of 2017, June of 2017, December of 2017, and March of 2018, with the likelihood of additional increases during the remainder of 2018. While management is planning for mid-term and long-term interest rates to increase throughout the remainder of 2018, it is possible they would not increase to the same magnitude that short-term rates will increase resulting in an even flatter yield curve. The municipal bond sector is the largest of the portfolio and, as a result, management will closely monitor the 10-year U.S. Treasury yield due to its impact on these securities. The other sectors of the portfolio have shorter lives and duration and would be more influenced by the 2-year and 5-year U.S. Treasury rates. It is anticipated that the current unrealized losses could grow if market rates do increase during the remainder of the year, either in anticipation of a Federal Reserve rate move, or after each rate increase.

After three consecutive quarters of declines ending on December 31, 2017, the Corporation’s effective duration increased slightly in the first quarter of 2018. Effective duration is a measurement of the length of the securities portfolio with a higher level indicating more length and more exposure to an increase in interest rates. The securities portfolio base case effective duration was 4.1 as of March 31, 2017. Since then it has decreased to 3.3 as of September 30, 2017, and December 31, 2017, and increased only slightly to 3.5 as of March 31, 2018. Duration is expected to remain stable or decline slightly throughout the remainder of 2018. The Corporation sold a number of longer municipal holdings in the fourth quarter of 2017 resulting in a lower effective duration. It will be more difficult to reduce duration materially throughout the remainder of 2018 as the pass-through structures of MBS and CMO instruments typically lengthen in periods of rising rates as principal payments slow. Management also continues to utilize a large cash position outside of the portfolio, as well as lower duration corporate bonds to offset the duration of the longer municipal bonds.

Management’s actions to maintain reasonable effective duration of the securities portfolio are part of a broader asset liability plan to continually work to mitigate future interest rate risk and fair value risk to the Corporation. Part of that strategy is to retain higher levels of cash and cash equivalents to increase liquidity and provide an immediate hedge against higher interest rates and fair value risk. However, despite taking actions to mitigate the Corporation’s future risk, these risks are inherent to the banking model. Unrealized gains and losses on securities will vary significantly according to market forces. Management’s focus will continue to be on the long-term performance of these securities. While management has and will continue to take gains from the portfolio when opportunities exist, the broader securities strategy remains to buy and hold debt securities until maturity. Because market interest rates were generally rising since March 31, 2017, gains from the sales of securities did decline significantly.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book value of $5.3 million. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price. The Corporation also has a small portfolio of bank stocks with a book and fair market value of $465,000 as of March 31, 2018. The equity holdings make up 1.8% of the Corporation’s securities available for sale.

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

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending
	March 31, 2018		December 31, 2017		March 31, 2017
	$	%	$	%	$	%

U.S. government agencies	33,800	10.7	34,352	10.8	32,272	10.2
U.S. agency mortgage-backed securities	48,606	15.3	52,073	16.3	58,867	18.7
U.S. agency collateralized mortgage obligations	58,845	18.6	54,641	17.1	42,756	13.6
Corporate debt securities	59,675	18.8	60,769	19.0	52,420	16.6
Obligations of states and political subdivisions	110,202	34.8	112,243	35.1	123,293	39.1
Equity securities (a)	5,775	1.8	5,583	1.7	5,568	1.8

Total securities	316,903	100.0	319,661	100.0	315,176	100.0

(a)	As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for sale.

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

The Corporation’s U.S. government agency sector increased by $1.5 million, or 4.7%, since March 31, 2017, with the weighting increased from 10.2% of the portfolio to 10.7%. In the past, management’s goal was to maintain agency securities at approximately 15% of the securities portfolio. In the current rate environment, management is comfortable maintaining agencies at a level of approximately 10% of the portfolio. This sector is also important in maintaining adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as a foundational portion of the portfolio.

The Corporation’s U.S. agency MBS and CMO sectors have increased in total since March 31, 2017, and the weightings have changed with significantly more CMOs and less MBS as of March 31, 2018, compared to March 31, 2017. The Corporation’s CMO portfolio has increased by $16.1 million, or 37.6%, while MBS balances have decreased by $10.3 million, or 17.4%, when comparing March 31, 2018, to balances at March 31, 2017. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS and CMO securities is reasonably stable and as a group is significant, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities.

As of March 31, 2018, the fair value of the Corporation’s corporate bonds increased by $7.3 million, or 13.8%, from balances at March 31, 2017. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. In the prolonged period of historically low interest rates, the municipal bond sector has outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. However, due to the decrease in the Federal tax rate as enacted by the Tax Cuts and Job Act, municipal yields do not outperform the other segments of the securities portfolio to the same degree as years prior to 2018. While the tax-equivalent yields are still good, the benefit of the tax-free income was impacted resulting in the sales of a number of municipal bonds in the fourth quarter of 2017. Due to these sales, the fair market value of municipal holdings has decreased by $13.1million, or 10.6%, from March 31, 2017 to March 31, 2018. Municipal bonds represented 34.8% of the securities portfolio as of March 31, 2018, compared to 39.1% as of March 31, 2017. The Corporation’s investment policy limits municipal holdings to 125% of Tier 2 capital. As of March 31, 2018, municipal holdings amounted to 101% of Tier 2 capital.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

By policy, management is to identify and recommend whether to hold or sell securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase, or below investment grade. Management monitors the security ratings on a monthly basis and reviews quarterly with the Board of Directors. Management, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines or below investment grade based on the expectation of recovery of market value or improved performance. At this time management has elected, and the Board has approved, holding all securities that have fallen below initial policy guidelines. As of March 31, 2018, no securities have fallen below investment grade.

As of March 31, 2018, thirty-three of the thirty-five corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 97.4% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of March 31, 2018, all but two of the corporate bonds had at least one A3 or A- rating by one of the two predominate credit rating services, Moody’s and S&P. These two corporate bonds were from the same issuer and had a total book value of $3.2 million, and did not have an A3 or A- rating as of March 31, 2018. These bonds were rated Moody’s Baa1 and S&P BBB+, which are two levels above the minimum required to be considered investment grade. Management conducts ongoing monitoring of these bonds and has chosen to continue to hold these bonds with Board approval. In addition, there are fourteen corporate bond instruments that have split ratings with the highest rating within the Corporation’s initial purchase policy guidelines and the lower rating outside of management guidelines, but all are still investment grade. The fourteen bonds have a book value of $23.8 million with a $530,000 unrealized loss, or 2.2% decline, as of March 31, 2018. Management conducts ongoing monitoring of these bonds with the Board approving holding these securities on a quarterly basis. Currently, there are no indications that any of these bonds would discontinue contractual payments.

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of March 31, 2018, no municipal bonds carried a credit rating under these levels.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Loans

Net loans outstanding increased by 6.4%, to $601.4 million at March 31, 2018, from $565.2 million at March 31, 2017. Net loans increased by 2.1%, an annualized rate of 8.2%, from $589.3 million at December 31, 2017. The following table shows the composition of the loan portfolio as of March 31, 2018, December 31, 2017, and March 31, 2017.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	March 31,		December 31,		March 31,
	2018		2017		2017
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	90,049	14.8	90,072	15.1	86,008	15.0
Agriculture mortgages	151,436	24.9	152,050	25.5	158,190	27.7
Construction	19,700	3.2	18,670	3.1	20,381	3.6
Total commercial real estate	261,185	42.9	260,792	43.7	264,579	46.3

Consumer real estate (a)
1-4 family residential mortgages	184,556	30.4	176,971	29.7	157,509	27.5
Home equity loans	10,588	1.8	11,181	1.9	11,287	2.0
Home equity lines of credit	60,846	10.0	61,104	10.2	54,944	9.6
Total consumer real estate	255,990	42.2	249,256	41.8	223,740	39.1

Commercial and industrial
Commercial and industrial	46,917	7.7	41,426	6.9	43,890	7.7
Tax-free loans	20,794	3.4	20,722	3.5	14,089	2.5
Agriculture loans	18,189	3.0	18,794	3.2	20,773	3.6
Total commercial and industrial	85,900	14.1	80,942	13.6	78,752	13.8

Consumer	5,129	0.8	5,320	0.9	4,773	0.8

Total loans	608,204	100.0	596,310	100.0	571,844	100.0
Less:
Deferred loan fees (costs), net	(1,311)		(1,243)		(1,032)
Allowance for loan losses	8,083		8,240		7,672
Total net loans	601,432		589,313		565,204

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $103,458,000 as of March 31, 2018, $98,262,000 as of December 31, 2017, and $73,161,000 as of March 31, 2017.

There was moderate growth in the loan portfolio since March 31, 2017, and December 31, 2017. An increase in consumer real estate loans was the primary reason for the increase in loan balances from both time periods with smaller increases in commercial and industrial loans. Commercial real estate loans saw a decline in balances from March 31, 2017 to March 31, 2018, but a slight increase in balances since December 31, 2017. The biggest decline in the commercial real estate sector has been in agricultural mortgages, which declined primarily as a result of increased competitive pressures, including new market entrants, and headwinds in the agricultural marketplace impacting dairy farmers and poultry producers. In the consumer real estate sector, 1-4 family residential mortgages increased due to the expansion of the Corporation’s mortgage division and successful efforts to expand the product line and increase the sales force to capture a greater share of the local mortgage market. Home equity lines of credit have grown in response to the low interest rate environment encouraging customers to utilize variable rate consumer borrowings in conjunction with an attractive six-month introductory rate which the Corporation has offered for all of 2017 and during the first quarter of 2018.

In terms of all loans secured by real estate, the total of all categories of real estate loans comprises 85.0% of total loans as of March 31, 2018. At $261.2 million, commercial real estate is the largest category of the loan portfolio, consisting of 42.9% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans. Commercial real estate loans decreased from $264.6 million as of March 31, 2017, to $261.2 million as of March 31, 2018, a $3.4 million, or 1.3% decrease.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The decline in commercial real estate loans has primarily been in those secured by farmland partially offset by an increase in commercial mortgages. Agricultural mortgages decreased $6.8 million, or 4.3% from $158.2 million as of March 31, 2017, to $151.4 million as of March 31, 2018. The decline in agricultural mortgages was caused by a combination of new agricultural lending competition in Lancaster County and weaker milk and egg pricing for farmers. Low dairy, egg, and poultry prices are constraining local farmers from expanding operations. Approximately 45% of the Corporation’s agricultural purpose loans support dairy operations while another 25% are either broiler or egg producers. The pipeline for new agricultural mortgages did increase in the latter part of 2017 and throughout the first quarter of 2018, resulting in a slowing of the decline in agricultural mortgages from December 31, 2017, to March 31, 2018. Management believes the level of agricultural mortgages will slowly increase aided by the Corporation’s renewed focus on the agricultural community and a full staff ready to meet agriculture lending needs but challenged by the declining economic conditions for farmers in the local market area.

Commercial mortgages increased the most within the commercial real estate area with a $4.0 million, or 4.7% increase from balances at March 31, 2017. New loan production in this segment is currently outpacing normal principal payments, paydowns, and payoffs. The commercial real estate market environment is showing slow growth in the Corporation’s market area but more competition is vying for this business. Management expects commercial real estate loans to remain stable as a percentage of the Corporation’s loans as we move throughout 2018.

The Corporation experienced only small declines in commercial construction because a number of construction projects completed and were converted into permanent financing. The Corporation originated just enough new construction contracts to replace those that rolled off. Management was experiencing some demand for smaller residential builds like construction on existing lots but no new large scale projects. Commercial construction loans decreased by $0.7 million, or 3.3%, from March 31, 2017 to March 31, 2018.

Consumer real estate loans make up 42.0% of the total loan portfolio with balances of $256.0 million as of March 31, 2018, a marked increase from 39.1% of the portfolio as of March 31, 2017. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 72.1% of total residential real estate loans and 30.3% of total loans, up from 70.4% and 27.5% respectively, as of March 31, 2017. Traditional 10 to 20-year personal mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio. During 2017 and through the first three months of 2018, the Corporation experienced significant increases in both portfolio and secondary market production. The growth was driven by a favorable refinancing and new construction housing market with continued historically low mortgage rates. By the second quarter of 2017, the mortgage unit of the Bank was fully staffed and some additional origination lines had been established with other partnering PA banks, resulting in more mortgage production. The Bank’s hiring of several experienced loan originators in early 2017 has resulted in over 50% of mortgage volume coming from external referral sources such as builders or realtors. Management has also benefited from a full line of adjustable rate mortgages (ARMs) that were highly sought after by customers. The volume of residential mortgage production since March 31, 2017, led to a 17.2% increase in 1-4 family residential mortgage balances along with a significant shift from fixed rate loans to the ARM’s climbing from 30% of the residential loan portfolio as of March 31, 2017, to 40% at March 31, 2018. This shift in production has decreased the Bank’s interest rate risk profile and this trend is expected to continue throughout the remainder of 2018. Total personal residential mortgage balances increased by $27.0 million, or 17.2%, from March 31, 2017 to March 31, 2018, and $7.6 million, or 4.3%, from December 31, 2017 to March 31, 2018.

The Corporation generally only holds 10 to 20-year fixed rate mortgages, or mortgages with an initial fixed rate period of 10 years or less (adjustable rate mortgages), and will sell any mortgage originated over a 20-year fixed rate term.  The majority of the fixed rate mortgages are sold with servicing retained.  In the first three months of 2018, purchase money origination constituted 70% of the Corporation’s mortgage originations with construction-only and construction-permanent loans making up 49% of that.  The growth of the Corporation’s held-for-investment portfolio continued to be concentrated in its ARM products; ARM balances were $4.9 million, or 7.0% higher compared to December 31, 2017, while the fixed rate balances grew by $700,000, or 1.0%, during the same time period.   During the first quarter of 2018, 11% of all ARMs booked were 10/1 ARMs, 70% were 7/1 ARMs, and 19% were 5/1 ARMs.  The ARM product is beneficial to the Corporation as it limits the interest rate risk to a much shorter time period.  The ARM loans have continued to grow rapidly as a percentage of the portfolio, amounting to over 50% of the total personal mortgages held by the Corporation as of March 31, 2018.  As of March 31, 2018, the Corporation had $74.1 million of ARMs held in the portfolio. Based on the rising interest rate environment and mortgage activity to date in 2018, management believes it will be difficult to achieve the 2017 level of mortgage production and gains.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Second mortgages and home equity loans, fixed or variable rate, make up the remainder of the Corporation’s residential real estate loans. The purposes of these loans can vary but for this analysis the loan type and form of lien and collateral govern the placement of these loans under home equity loans. Requests for fixed-rate home equity loans have been very light during this prolonged period of historically low rates, while home equity lines of credit, which float on the Prime rate, have been the preferred home equity financing. The growth of the Corporation’s home equity lines of credit was strong during 2017 and then slowed down in the first three months of 2018 as a result of higher interest rates resulting in fewer new lines as well as less draws on existing lines. The Corporation does offer an attractive introductory rate on home equity lines of credit which is currently set at 2.99%. This introductory rate was 1.99% until February of 2018 when it was increased due to the increase in short-term rates that has happened over the course of the past five Federal Reserve rate increases. After the six-month introductory period, the home equity line reverts to Prime or Prime plus a margin depending on the strength of the borrower. Home equity lines of credit increased from $54.9 million on March 31, 2017, to $60.8 million on March 31, 2018, a $5.9 million, or 10.7% increase.

The Corporation expects slower growth to occur throughout the remainder of 2018 as interest rates continue to rise and consumers turn to fixed rates to fulfill their funding needs. It is expected that when the Federal Reserve acts to increase the overnight rate again, and the Prime rate increases, the reaction will be that floating rate loans will become less attractive to borrowers who will act to protect themselves against further rate increases by converting to a fixed rate loan. Since March 31, 2017, the fixed rate home equity loans have decreased by $0.7 million, or 6.2%, and are expected to increase slightly throughout the remainder of 2018 given the likelihood of more Federal Reserve rate increases. Management anticipates moderate growth in the residential real estate area throughout the remainder of 2018 as longer term rates have remained lower than anticipated and management continues to add resources in an effort to further expand the mortgage department, which remains an area of strategic focus for the Corporation.

Commercial loans not secured by real estate are significantly smaller than the Corporation’s commercial loans secured by real estate portfolio. These commercial and industrial loans, referred to as C&I loans, are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The Corporation’s security position as to these loans can be further strengthened by obtaining the personal guarantees of the owners. This is a preferred approach to commercial accounts as it allows the Corporation to pursue assets of the owner in addition to assets of the commercial entity. Management can also obtain additional collateral by securing the inventory of the business. The portfolio of all types of C&I loans showed an increase of $7.1 million, or 9.1%, from March 31, 2017 to March 31, 2018. As of March 31, 2018, this category of commercial loans was made up of $46.9 million of C&I loans (outside of tax-free and agricultural loans), $20.8 million of tax-free loans, and $18.2 million of agriculture loans. In the case of the Corporation, all of the $20.8 million of tax-free loans are to local municipalities. C&I loans increased by $3.0 million, or 6.9% since March 31, 2017, tax-free loans increased by $6.7 million, or 47.6%, and agriculture loans decreased by $2.6 million, or 12.4%, compared to balances at March 31, 2017. The increase in tax-free loans occurred as a result of scheduled draws on tax-free loans to several municipalities originated in 2016 and 2017.

The consumer loan portfolio increased to $5.1 million at March 31, 2018, from $4.8 million at March 31, 2017. Consumer loans made up 0.8% of total loans on March 31, 2018, and March 31, 2017. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Slightly higher demand for unsecured credit is just slightly outpacing principal payments on existing loans resulting in the small increase in balances. Management anticipates that the Corporation’s level of consumer loans will likely remain stable as a percentage of the portfolio, as the need for additional unsecured credit is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	March 31	December 31,	March 31
	2018	2017	2017
	$	$	$

Nonaccrual loans	875	393	835
Loans past due 90 days or more and still accruing	898	440	591
Troubled debt restructurings	227	245	—
Total non-performing loans	2,000	1,078	1,426

Other real estate owned	—	—	—

Total non-performing assets	2,000	1,078	1,426

Non-performing assets to net loans	0.33%	0.18%	0.25%

The total balance of non-performing assets increased by $574,000, or 40.3%, from March 31, 2017 to March 31, 2018, and increased by $922,000, or 85.5%, from December 31, 2017 to March 31, 2018. The increase from the prior year was primarily due to higher levels of loans past due 90 days or more, and the addition of one agriculture loan restructured in the second quarter of 2017 that is considered a troubled debt restructuring (TDR). The loan is considered a TDR because the borrower was granted a six-month interest-only period on this loan. The increase in loans past due 90 days or more was due to the addition of several residential mortgages and a business mortgage that became over 90 days past due in the first quarter of 2018. Management continues to monitor delinquency trends and the level of non-performing loans closely. At this time, management believes that the potential for material losses related to non-performing loans is increasing with the level of delinquencies slightly higher than those experienced in 2017.

There was no other real estate owned (OREO) as of March 31, 2018, December 31, 2017, or March 31, 2017.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the three-month periods ended March 31, 2018 and March 31, 2017. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2018	2017
	$	$

Balance at January 1,	8,240	7,562
Loans charged off:
Real estate	224	—
Commercial and industrial	110	7
Consumer	18	4
Total charged off	352	11

Recoveries of loans previously charged off:
Real estate	—	(20)
Commercial and industrial	(4)	(9)
Consumer	(1)	(2)
Total recovered	(5)	(31)
Net loans charged-off (recovered)	347	(20)

Provision charged to operating expense	190	90

Balance at September 30,	8,083	7,672

Net (charge-offs) recoveries as a % of average total loans outstanding	(0.06%)	0.00%

Allowance at end of period as a % of total loans	1.33%	1.34%

Charge-offs for the three months ended March 31, 2018, were $352,000, compared to $11,000 for the same period in 2017. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first three months of 2018, the Corporation charged off $224,000 related to a single commercial borrower and $100,000 related to a separate commercial borrower. In the first three months of 2017, only small loans classified as commercial and industrial loans as well as several small consumer loans were charged off. Recoveries exceeded charge-offs in the three months ended March 31, 2017.

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

The Corporation’s level of classified loans on March 31, 2018, was down $5.4 million, or 25.1%, from the balance as of March 31, 2017. The Corporation’s total classified loans based on outstanding balances were $16.1 million as of March 31, 2018, $16.6 million as of December 31, 2017, and $21.5 million as of March 31, 2017. Total classified loans did not materially increase until the first quarter of 2017 when a large business relationship with over $5 million of loan balances was classified as substandard. In addition, a $2 million agricultural relationship was also placed on substandard in March 2017. However, in April of 2017, the Corporation received a $1.7 million payoff on the $2 million substandard agricultural relationship. Classified loans grew further in the second quarter as two agricultural relationships with balances of $3.3 million were classified as substandard, along with two business customers with $2 million of loan balances. During the third quarter of 2017, payoffs were received on two classified loan relationships resulting in a decline in classified loans resulting in the lower levels as of March 31, 2018.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. There was $63,000 of specifically allocated allowance against the classified loans as of March 31, 2018, and no specific allocation as of December 31, 2017, or March 31, 2017. Classified loans could require larger provision amounts due to a higher potential risk of loss, so as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation continues to experience low net charge-off percentages due to strong credit practices even though charge-offs in the first quarter of 2018 were higher than 2017. Management continually monitors delinquencies, classified loans, and non-performing loans closely in regard to how they may impact charge-offs in the future. Management is not aware of any other significant charge-offs that will occur in the remainder of 2018, but it is likely that a few smaller balance loans will need to be charged-off. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

The allowance as a percentage of total loans was 1.33% as of March 31, 2018, 1.38% as of December 31, 2017, and 1.34% as of March 31, 2017. Management anticipates that the allowance percentage will remain fairly stable during the remainder of 2018, as the allowance balance is increased with additional provision expense to account for loan growth throughout the year. It is typical for the allowance for loan losses to contain a small amount of excess reserves. Management desires that the amount of excess reserve in the allowance for loan losses be maintained between 5% and 10%. The excess reserve stood at 5.1% as of March 31, 2018.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $1.9 million, or 7.9%, to $25.8 million as of March 31, 2018, from $23.9 million as of March 31, 2017. As of March 31, 2018, $89,000 was classified as construction in process compared to $389,000 as of March 31, 2017. Fixed assets increased as a result of the Corporation’s twelfth full-service branch office opened in Strasburg, PA in the first quarter of 2018.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $6.2 million of regulatory stock holdings as of March 31, 2018, consisted of $6.0 million of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding FHLB borrowings and mortgage activity. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $6.0 million on March 31, 2018, $5.6 million on December 31, 2017, and $5.3 million on March 31, 2017, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

The FHLB of Pittsburgh has paid a quarterly dividend since the resumption of their dividend in the first quarter of 2012. In 2017, the FHLB dividend yield was 5.00% annualized on activity stock and 2.00% annualized on membership stock. The stock declarations made by FHLB of Pittsburgh in the first quarter of 2018, is at a 6.75% annualized yield on activity stock and 3.50% annualized yield on membership stock. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. Management continues to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a dividend.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Deposits

The Corporation’s total ending deposits decreased by $10.3 million, or 1.2%, and increased by $20.6 million, or 2.5%, from December 31, 2017, and March 31, 2017, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity markets continued to lead customers to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since March 31, 2017, with the changes being a $18.0 million, or 6.3% increase in non-interest bearing demand deposit accounts, a $1.2 million, or 6.2% increase in interest bearing demand accounts, a $0.8 million, or 1.0% decrease in NOW balances, a $2.7 million, or 2.7% increase in money market balances, a $10.5 million, or 5.6% increase in savings account balances, and a $9.5 million, or 6.2% decrease in time deposit balances.

The growth across most categories of core deposit accounts is a direct result of the opening of new branch offices as well as the expansion of business at existing branch offices. The Corporation has gained many new customers as a result of being a long-standing safe community bank known for offering understandable financial products and services with lower fees. While the prolonged historically low interest rates helped the Corporation in growing core deposits in 2016 and prior years, this has slowed down in the latter part of 2017 and during the first quarter of 2018 due to the regular Federal Reserve rate increases that have given customers more options in the market. While customers still view demand deposit, money market and savings accounts as the safest, most convenient place to maintain funds for maximum flexibility, there are more opportunities to invest in other funds outside of banks that can now compete with slightly higher interest rates. Management believes it will be more of a challenge throughout 2018 to maintain and grow balances in these account types as interest rates continue to rise.

The Deposits by Major Classification table, shown below, provides the balances of each category for March 31, 2018, December 31, 2017, and March 31, 2017.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2018	2017	2017
	$	$	$

Non-interest bearing demand	305,832	314,917	287,799
Interest bearing demand	19,764	20,230	18,614
NOW accounts	85,307	86,758	86,147
Money market deposit accounts	101,088	105,994	98,431
Savings accounts	197,205	189,169	186,686
Time deposits	143,256	145,663	152,728
Brokered time deposits	3,747	3,746	5,225
Total deposits	856,199	866,477	835,630

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of March 31, 2018, time deposit balances, excluding brokered deposits, had decreased $2.4 million, or 1.7%, and $9.5 million, or 6.2%, from December 31, 2017 and March 31, 2017, respectively. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas. Management anticipates that the recent declines in time deposits will likely continue until interest rates increase and cause more of a separation between longer-term rates and overnight rates.

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

Borrowings

Total borrowings were $74.1 million, $65.9 million, and $73.6 million as of March 31, 2018, December 31, 2017, and March 31, 2017, respectively. Of these amounts, $5.6 million, and $14.8 million reflect short-term funds for March 31, 2018, and March 31, 2017, respectively, with no short-term funds outstanding as of December 31, 2017. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $68.5 million as of March 31, 2018, $65.9 million as of December 31, 2017, and $58.8 million as of March 31, 2017. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances at March 31, 2018, December 31, 2017, and March 31, 2017. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances typically at rate savings. More recently, with interest rates rising, it is becoming increasingly difficult to fund new borrowings at rates lower than the maturing borrowings and most new borrowings are being initiated at higher interest rates. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of March 31, 2018, the Corporation was significantly under this policy guideline at 7.2% of asset size with $74.1 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of March 31, 2018, the Corporation was significantly under this policy guideline at 76.0% of capital with $74.1 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings well within these policy guidelines throughout all of 2017 and through the first three months of 2018.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $362.7 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of March 31, 2018	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	14.9%	8.0%	10.0%
Bank	14.7%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.8%	6.0%	8.0%
Bank	13.6%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.8%	4.5%	6.5%
Bank	13.6%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.1%	4.0%	5.0%
Bank	9.9%	4.0%	5.0%

As of December 31, 2017
Total Capital to Risk-Weighted Assets
Consolidated	15.0%	8.0%	10.0%
Bank	14.8%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	13.8%	6.0%	8.0%
Bank	13.6%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	13.8%	4.5%	6.5%
Bank	13.6%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	10.1%	4.0%	5.0%
Bank	9.9%	4.0%	5.0%

As of March 31, 2017
Total Capital to Risk-Weighted Assets
Consolidated	15.3%	8.0%	10.0%
Bank	15.1%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	14.2%	6.0%	8.0%
Bank	14.0%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	14.2%	4.5%	6.5%
Bank	14.0%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.3%	4.0%	5.0%
Bank	10.1%	4.0%	5.0%

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

The Corporation’s dividends per share for the three months ended March 31, 2018, were $0.28, matching the per share dividend in the first three months of 2017. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier I capital to average assets between 10.0% and 12.0%. The Corporation’s current tier I capital ratio is 10.3%. As a secondary measurement, the capital plan also targets a long-term dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, the Corporation’s goal is to maintain and target a payout ratio within this range. For the three months ended March 31, 2018, the payout ratio was 28.3% due to the higher earnings as a result of BOLI income. Management’s goal is to maintain all regulatory capital ratios at current levels. Future dividend payout ratios are dependent on the future level of earnings and other factors that impact the level of capital.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of March 31, 2018, the Corporation showed an unrealized loss, net of tax, of $6,541,000, compared to an unrealized loss of $3,195,000 at December 31, 2017, and an unrealized loss of $4,559,000 as of March 31, 2017. These unrealized gains and losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. No impairment was recorded in the three months ended March 31, 2018, or in the same prior year period. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

March 31,
2018
$
Commitments to extend credit:
Revolving home equity	84,537
Construction loans	17,790
Real estate loans	44,676
Business loans	107,240
Consumer loans	1,141
Other	4,443
Standby letters of credit	11,632

Total	271,459

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The six-month and one-year gap ratios were within guidelines at March 31, 2018, and the three and five-year gap ratios were higher than corporate policy guidelines due primarily to higher cash levels and faster loan prepayment speeds resulting in more assets maturing within the stated timeframes. The three-year ratio was 128.9%, and five-year was 139.5%, compared to upper policy guidelines of 125% and 115%, respectively. All of the gap ratios are lower than the ratios as of December 31, 2017. Given the fact that we are already in a rising interest rate cycle with the likelihood of higher rates in both the near and long term forecasts, the elevated gap ratios would be beneficial to the Corporation. Management believes the current gap ratios are appropriate and will continue to monitor all gap ratios to ensure proper positioning for future interest rate cycles.

Through the end of 2017, management was maintaining higher levels of cash and cash equivalents to assist in offsetting the Corporation’s relatively long securities portfolio. This higher cash helped to increase the gap ratios. However, with loans growing and deposits in their normal seasonal decline, cash and cash equivalents declined during the first quarter. While deposits have historically declined in the first quarter of every year, this year the decline has lasted longer than in prior years. Management believes that more options are available to deposit customers after six Federal Reserve rate increases and it is likely the seasonal return of deposits will not be as large in 2018. Management desires to control the cost of funds and improve the loan to deposit ratio and does have a large securities portfolio to draw liquidity from in the event deposit growth does not return. In an effort to increase current income, management also deployed some cash into investments as taxable securities yields were more attractive due to the increases in U.S. Treasury rates. This also contributed to bringing cash levels down. Total cash and cash equivalents were $37.7 million as of March 31, 2018, compared to $53.1 million as of December 31, 2017, and $59.3 million as of March 31, 2017. With gap ratios that are already sufficiently high, management can put more of the available cash to work earning higher returns.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The securities duration and price volatility has declined since the first quarter of 2017 up through December 31, 2017, aided by sales of longer duration municipal securities and natural aging of the portfolio. However, in the first quarter of 2018, the duration and price volatility increased due to a sharper increase in the short end of the yield curve with moderate increases in U.S. Treasury rates. This caused the prepayments on MBS and CMOs to slow making the instruments longer. Therefore, the rate environment caused the portfolio to get longer. In the fourth quarter of 2017, management began selling longer duration municipal bonds, while purchasing shorter duration taxable securities including some floating rate instruments to better position the Corporation for higher rates. This strategy was also motivated by the Tax Cuts and Jobs Act, which cut the corporate tax rate, causing the tax equivalent rate on municipal securities to decline, making these securities less attractive. Longer term municipal securities were already more exposed to sharp increases in interest rates. Without the higher tax-equivalent returns of the past, management desired to reduce the allocation of municipal bonds as a percentage of the portfolio. It is anticipated that longer duration tax-free municipal securities will be sold in the second quarter of 2018, to fund loan growth, gain liquidity, and reduce securities duration and price volatility.

It is likely that short term rates will increase further during the remainder of 2018, so management’s current position is to maintain high maturity gap percentages in preparation for higher rates, with a goal of reducing the 3 year and 5 year gap ratios once several additional Federal Reserve rate increases occur. Ideally, management would like to have all gap ratios back within guidelines when the approximate midpoint of the rates up cycle is reached. While higher gap ratios help the Corporation when interest rates do rise, the risk in maintaining high gap percentages is that, should interest rates not rise, management will have excess liquidity at lower short term rates. This is referred to as opportunity risk, whereby lower levels of income are being achieved than desired. Carrying high gap ratios in the current environment could also bring on an increased level of repricing risk should interest rates decrease, which could negatively impact the Corporation’s interest income and margin.

The risk of liabilities repricing at higher interest rates is increasing in the present environment as the Corporation has begun to increase some deposit rates minimally. However, a large portion of the Corporation’s deposits are core deposits with little repricing expected to occur in the near future. The remainder of the Corporation’s maturing liabilities made up of time deposits and borrowings are generally repricing to slightly higher interest rates. The Corporation’s average cost of funds was 35 basis points as of March 31,2018 which is very low from an historic perspective. However, this cost of funds will likely increase slightly throughout the remainder of 2018. The average cost of funds includes the benefit of non-interest bearing demand deposit accounts. The Corporation’s cost of funds was 32 basis points as of December 31, 2017, and 35 basis points as of March 31, 2018. The cost of funds savings slowed during 2017, with the low of 31 basis points reached in March 2017. Since then the cost of funds has increased 4 basis points to 35 basis points. Given a higher level of liabilities repricing now management would expect the cost of funds to increase at a slightly faster pace going forward.

Deposits have not been very rate sensitive for a number of years as a result of the limited desirable rates available to the deposit customer. However, as market interest rates continue to rise in early 2018, customer behavior patterns appear to be changing and deposits will likely be more rate sensitive, with a portion potentially leaving the Corporation. The Corporation had experienced a steady growth in both non-interest bearing and interest bearing funds during this last prolonged and historically low interest rate cycle, but in 2018 the historical trend of deposits coming back by March 31, 2018 did not occur. It remains to be seen whether it will take longer for deposits to return this year, or a portion of deposits which would normally come back, will not this year due to customers directing these funds elsewhere.

The performance of the equity markets also has a bearing on how much of the current deposits will remain at the Corporation. It is management’s observation that since the financial crisis, an element of the Corporation’s deposit customers has been reluctant to redeploy funds presently at banks back into the equity market. Investors have grown weary of the volatility of the equity markets. Negative events, primarily overseas, have caused multiple cycles of sharp equity declines followed by recoveries. With equity markets performing very well in 2017 and now stabilized after large expected correction, there has been a resurgence of customers pulling funds from deposit accounts to reinvest in the equity markets. This trend could cause deposit growth to decline throughout the remainder of 2018.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s net interest margin is down slightly from levels in the previous quarter, primarily as a result of the lower corporate tax rate causing a decline in the tax-equivalent yield on the Corporation’s tax-free municipal bond portfolio. Management’s future asset liability decisions will be dependent upon improvements in asset yield as well as the expected timing of further short-term rate increases. Management expects that the gap ratios will remain within or above the established guidelines throughout the remainder of 2018.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of March 31, 2018, the Corporation was within guidelines for all of the above measurements except the securities portfolio liquidity as a percentage of the portfolio and as a percentage of total assets. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 10% and 20% of the total portfolio and between 4% and 8% of total assets and as of March 31, 2018, these cash flows represented 7.1% of the portfolio, and 2.2% of total assets, under the lower guidelines. When factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 14.8% of the portfolio, slightly under the policy guideline of 15% - 25%, and 4.6% of total assets, also below the policy guideline of 6% - 10%.

It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management carried an average of approximately $40 million of cash and cash equivalents on a daily basis throughout the first three months of 2018, with an ending balance of $37.7 million on March 31, 2018, and expects this level will trend lower in the second quarter of 2018. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

Interest Rate Risk

Interest rate risk is measured using two analytical tools:

•	Changes in net interest income
•	Changes in net portfolio value

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value. The modeling is generally conducted under seven different interest rate scenarios. The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, or 300 basis points, or decrease 50, 100, or 150 basis points. Rates-down scenarios are unlikely at this point so management is more focused on the rates-up scenarios. The results obtained through the use of forecasting models are based on a variety of factors. Both the net interest income and fair value forecasts make use of the maturity and repricing schedules to determine the changes to the balance sheet over the course of time. Additionally, there are many assumptions that factor into the results. These assumptions include, but are not limited to, the following:

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of March 31, 2018. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

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

The first quarter 2018 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of March 31, 2018, the Corporation was well within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios show a positive impact to net interest income although significant improvements are not reflected until rates increase 200 or 300 basis points. The increase in net interest income in the up-rate scenarios is largely due to the increase in variable rate loans that has occurred during the past several years and the higher cash balances held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates. Loans that are Prime-based will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase. Additionally, deposit rates may level off more when market rates increase by 200 or 300 basis points where variable loan rates will still increase by the same amount as the Prime rate. The increases in net interest income in the up-rate scenarios are very similar to the increases reflected at December 31, 2017. It is unlikely that interest rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities, which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario. However, even in the highly unlikely down-rate scenarios, the Corporation’s exposure to declining net interest income is still within policy guidelines.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Management’s primary focus remains on the most likely scenario of higher interest rates. For the rates-up 100 basis point scenario, net interest income increases by 2.1% compared to the rates unchanged scenario. In the remaining rates-up scenarios, the net interest income increases more substantially reflecting the sizable amount of the Corporation’s interest-earning assets that reprice immediately by the full amount of the Fed increase versus the limited amount of deposit increases that management would approve on the Corporation’s interest-bearing deposits. The higher interest rates go, the greater the likelihood that the proportionality of the Corporation’s deposit rate changes decreases as a percentage of the Federal Reserve’s action. For the rates-up 200 and 300 basis point scenarios, net interest income increases by 6.0% and 11.8%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, and -15%, for the rates up 100, 200, and 300 basis point scenarios, respectively.

The positive impact of significantly higher rates is primarily due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the Corporation’s relatively high interest earning cash balances and that component of the loans and securities portfolios that reprice in less than one year. This more than offsets the increase in interest expense caused by repricing deposits and borrowings, where they are only repricing by a fraction of the rate change. The more aggressive rates-up scenarios also benefit from known historical experience of deposit rate increases lagging and a slowing in the pace of the actual rate increase as interest rates continue to rise. This allows management the ability to benefit from higher rates by controlling the amount of the increase on large amounts of liabilities that are repricing. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly during the remainder of 2018.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of March 31, 2018, the Corporation was within guidelines for all up-rate scenarios and for the rates down 50 basis point scenario but was outside of guidelines for the rates down 100 and rates down 150 scenarios. The trend over the past year has been lessening risk in the up-rate scenarios with increasing cash balances and core deposit balances with the current quarter showing a slightly smaller benefit in all up-rate scenarios than the quarter ended December 31, 2017. The strong GAP ratios played a large role in improving the Corporation’s net portfolio value profile. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet.

The results as of March 31, 2018, indicate that the Corporation’s net portfolio value would experience valuation gains of 8.3%, 8.7%, and 4.3% in the rates-up 100, 200, and 300 basis point scenarios. Management’s maximum permitted declines in net portfolio value by policy are -5% for rates-up 100 basis points, graduating up to -15% for rates-up 300 basis points. A valuation loss would indicate that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. While the down-rate scenarios that are modeled are unlikely, the analysis does show a valuation loss in the down 50, 100, and 150 basis point scenarios. The exposure to valuation changes could change going forward if the behavior of the Corporation’s deposits changes due to higher interest rates. Based on five past decay rate studies on the Corporation’s core deposits, management did not expect a material decline in core deposit accounts, including the non-interest bearing accounts, as short term interest rates continue to increase. However, in early 2018 the typical seasonal decline in deposits is more pronounced than in years past and the decline is lasting longer, and the majority of the deposit decline is in non-interest bearing funds. So it remains to be seen whether in 2018 the seasonal decline in deposits will reverse as it typically does. Up to this point, the Corporation’s core deposits have been stable through a number of rate cycles.

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

Index

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2018, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

March 31, 2018

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. Management has not identified any new risk factors since the December 31, 2017 Form 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended March 31, 2018.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

January 2018	—	—	—	97,365
February 2018	—	—	—	97,365
March 2018	—	—	—	97,365

Total	—

* On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans. The first purchase of common stock under this plan occurred on July 31, 2015. By March 31, 2018, a total of 42,635 shares were repurchased at a total cost of $1,430,000, for an average cost per share of $33.54. Management may choose to repurchase additional shares in 2018 under this plan.

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

ENB Financial Corp
(Registrant)

Dated: May 15, 2018	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
Chief Executive Officer and President

Dated: May 15, 2018	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer