Form 10-Q
period 2018-09-30
ENB Financial Corp
filed 2018-11-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

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

Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2018, the registrant had 2,857,874 shares of $0.20 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

September 30, 2018

Index

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,	September 30,
	2018	2017	2017
	$	$	$
ASSETS
Cash and due from banks	17,097	21,867	18,426
Interest-bearing deposits in other banks	11,091	31,206	25,814

Total cash and cash equivalents	28,188	53,073	44,240

Securities available for sale (at fair value)	295,335	314,078	315,078
Equity securities (at fair value)	5,789	5,583	5,617

Loans held for sale	2,804	2,892	3,809

Loans (net of unearned income)	667,769	597,553	584,077

Less: Allowance for loan losses	8,428	8,240	8,028

Net loans	659,341	589,313	576,049

Premises and equipment	25,730	25,687	24,402
Regulatory stock	6,392	5,794	6,139
Bank owned life insurance	27,901	27,814	25,161
Other assets	10,715	9,388	9,583

Total assets	1,062,195	1,033,622	1,010,078

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	346,827	314,917	301,978
Interest-bearing	544,099	551,560	536,847

Total deposits	890,926	866,477	838,825

Short-term borrowings	1,074	—	—
Long-term debt	68,361	65,850	68,350
Other liabilities	2,632	1,536	2,036

Total liabilities	962,993	933,863	909,211

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,861,274 as of 9/30/18
Issued 2,869,557 and Outstanding 2,849,823 as of 12/31/17
Issued 2,869,557 and Outstanding 2,848,679 as of 9/30/17	574	574	574
Capital surplus	4,436	4,415	4,413
Retained earnings	102,670	98,629	98,815
Accumulated other comprehensive loss net of tax	(8,200)	(3,195)	(2,232)
Less: Treasury stock cost on 8,283 shares as of 9/30/18
19,734 shares as of 12/31/17 and 20,878 shares as of 9/30/17	(278)	(664)	(703)

Total stockholders' equity	99,202	99,759	100,867

Total liabilities and stockholders' equity	1,062,195	1,033,622	1,010,078

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	7,157	6,180	20,259	17,996
Interest on securities available for sale
Taxable	1,207	997	3,494	2,818
Tax-exempt	701	1,051	2,196	3,281
Interest on deposits at other banks	141	111	388	257
Dividend income	142	105	432	287

Total interest and dividend income	9,348	8,444	26,769	24,639

Interest expense:
Interest on deposits	512	489	1,503	1,438
Interest on borrowings	360	265	985	749

Total interest expense	872	754	2,488	2,187

Net interest income	8,476	7,690	24,281	22,452

Provision for loan losses	190	240	470	450

Net interest income after provision for loan losses	8,286	7,450	23,811	22,002

Other income:
Trust and investment services income	449	427	1,477	1,335
Service fees	853	648	2,351	1,894
Commissions	658	583	1,899	1,714
Gains (losses) on the sale of debt securities, net	4	170	(24)	417
Gains on equity securities, net	3	—	50	—
Gains on sale of mortgages	515	510	1,102	1,302
Earnings on bank-owned life insurance	186	170	1,477	514
Other income	119	114	463	370

Total other income	2,787	2,622	8,795	7,546

Operating expenses:
Salaries and employee benefits	5,197	4,840	15,378	14,370
Occupancy	624	624	1,889	1,828
Equipment	296	299	875	878
Advertising & marketing	147	143	583	539
Computer software & data processing	590	575	1,708	1,654
Shares tax	226	215	669	644
Professional services	438	377	1,376	1,260
Other expense	553	574	1,644	1,707

Total operating expenses	8,071	7,647	24,122	22,880

Income before income taxes	3,002	2,425	8,484	6,668

Provision for federal income taxes	425	391	960	935

Net income	2,577	2,034	7,524	5,733

Earnings per share of common stock	0.90	0.71	2.64	2.01

Cash dividends paid per share	0.29	0.28	0.86	0.84

Weighted average shares outstanding	2,858,002	2,848,504	2,854,010	2,849,849

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
	$	$	$	$

Net income	2,577	2,034	7,524	5,733

Other comprehensive income (loss), net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	(1,796)	(406)	(5,562)	4,437
Income tax effect	377	138	1,172	(1,509)
	(1,419)	(268)	(4,390)	2,928

Gain/(loss) on sale of debt securities recognized in earnings	(4)	(170)	24	(417)
Income tax effect	1	58	(5)	142
	(3)	(112)	19	(275)

Other comprehensive income (loss), net of tax	(1,422)	(380)	(4,371)	2,653

Comprehensive Income	1,155	1,654	3,153	8,386

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)	Nine Months Ended September 30,
	2018	2017
	$	$
Cash flows from operating activities:
Net income	7,524	5,733
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	3,024	2,936
Decrease (increase) in interest receivable	(36)	359
Increase in interest payable	33	7
Provision for loan losses	470	450
(Gain) loss on sale of debt securities, net	24	(417)
Gain on equity securities, net	(50)	—
Gain on sale of mortgages	(1,102)	(1,302)
Loans originated for sale	(32,227)	(34,064)
Proceeds from sales of loans	33,417	34,109
Earnings on bank-owned life insurance	(1,477)	(514)
Depreciation of premises and equipment and amortization of software	1,217	1,229
Deferred income tax	(10)	(159)
Other assets and other liabilities, net	2,241	(71)
Net cash provided by operating activities	13,048	8,296

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	13,048	14,855
Proceeds from sales	45,734	60,404
Purchases	(50,279)	(86,007)
Proceeds from the sale of equity securities	222	—
Purchase of regulatory bank stock	(1,860)	(2,537)
Redemptions of regulatory bank stock	1,262	1,770
Purchase of bank-owned life insurance	26	—
Net increase in loans	(70,880)	(12,829)
Purchases of premises and equipment, net	(1,135)	(2,882)
Purchase of computer software	(58)	(102)
Net cash used for investing activities	(63,920)	(27,328)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	35,324	30,680
Net decrease in time deposits	(10,875)	(9,346)
Net increase (decrease) in short-term borrowings	1,074	(8,329)
Proceeds from long-term debt	14,161	17,093
Repayments of long-term debt	(11,650)	(10,000)
Dividends paid	(2,454)	(2,393)
Proceeds from sale of treasury stock	407	403
Treasury stock purchased	—	(468)
Net cash provided by financing activities	25,987	17,640
Decrease in cash and cash equivalents	(24,885)	(1,392)
Cash and cash equivalents at beginning of period	53,073	45,632
Cash and cash equivalents at end of period	28,188	44,240

Supplemental disclosures of cash flow information:
Interest paid	2,457	2,180
Income taxes paid	375	1,175

Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	5,479	(4,020)

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the third quarter of 2018, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Nonrefundable Fees and Other Costs

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Corporation elected to early adopt the Update effective January 1, 2018. Upon adoption, the Corporation made a one-time cumulative effect adjustment from accumulated other comprehensive income to retained earnings of $1.7 million. The net effect was a decrease to retained earnings.

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

2.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities held at September 30, 2018, and December 31, 2017, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2018
U.S. government agencies	35,083	—	(1,593)	33,490
U.S. agency mortgage-backed securities	48,542	—	(2,292)	46,250
U.S. agency collateralized mortgage obligations	56,545	20	(2,021)	54,544
Asset-backed securities	7,772	1	(26)	7,747
Corporate bonds	59,748	—	(1,503)	58,245
Obligations of states and political subdivisions	98,025	7	(2,973)	95,059
Total debt securities available for sale	305,715	28	(10,408)	295,335

December 31, 2017
U.S. government agencies	35,101	—	(749)	34,352
U.S. agency mortgage-backed securities	52,981	8	(916)	52,073
U.S. agency collateralized mortgage obligations	55,493	46	(898)	54,641
Corporate bonds	61,334	24	(589)	60,769
Obligations of states and political subdivisions	114,047	243	(2,047)	112,243
Total debt securities	318,956	321	(5,199)	314,078
Equity securities	5,547	36	—	5,583
Total securities available for sale	324,503	357	(5,199)	319,661

The amortized cost and fair value of debt securities available for sale at September 30, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)
	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	13,818	13,310
Due after one year through five years	140,922	136,039
Due after five years through ten years	38,896	37,280
Due after ten years	112,079	108,706
Total debt securities	305,715	295,335

Securities available for sale with a par value of $63,950,000 and $64,580,000 at September 30, 2018, and December 31, 2017, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $63,360,000 at September 30, 2018, and $66,157,000 at December 31, 2017.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	$	$	$	$
Proceeds from sales	13,092	20,319	45,734	60,404
Gross realized gains	20	243	130	631
Gross realized losses	16	73	154	214

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. No securities in the portfolio had other-than-temporary impairment recorded in the first nine months of 2018 or 2017.

Information pertaining to securities with gross unrealized losses at September 30, 2018, and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of September 30, 2018
U.S. government agencies	5,809	(191)	27,681	(1,402)	33,490	(1,593)
U.S. agency mortgage-backed securities	6,667	(141)	39,583	(2,151)	46,250	(2,292)
U.S. agency collateralized mortgage obligations	15,815	(267)	37,153	(1,754)	52,968	(2,021)
Asset-backed securities	4,828	(26)	—	—	4,828	(26)
Corporate bonds	28,509	(521)	27,721	(982)	56,230	(1,503)
Obligations of states & political subdivisions	35,787	(803)	57,246	(2,170)	93,033	(2,973)

Total temporarily impaired securities	97,415	(1,949)	189,384	(8,459)	286,799	(10,408)

As of December 31, 2017
U.S. government agencies	9,941	(59)	24,411	(690)	34,352	(749)
U.S. agency mortgage-backed securities	10,326	(78)	37,123	(838)	47,449	(916)
U.S. agency collateralized mortgage obligations	29,551	(280)	20,980	(618)	50,531	(898)
Corporate bonds	38,543	(282)	15,019	(307)	53,562	(589)
Obligations of states & political subdivisions	15,188	(142)	68,278	(1,905)	83,466	(2,047)

Total temporarily impaired securities	103,549	(841)	165,811	(4,358)	269,360	(5,199)

In the debt security portfolio there were 201 positions that were carrying unrealized losses as of September 30, 2018. There were no instruments considered to be other-than-temporarily impaired at September 30, 2018.

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

3.       Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at September 30, 2018.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2018
CRA-qualified mutual funds	5,374	—	—	5,374
Bank stocks	396	25	(6)	415
Total equity securities	5,770	25	(6)	5,789

As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale.

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the quarter and year-to-date periods ended September 30, 2018, and the portion of unrealized gains and losses for the periods that relates to equity investments held as of September 30, 2018.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS
(DOLLARS IN THOUSANDS)
	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
	$	$

Net gains (losses) recognized in equity securities during the period	3	50

Less: Net gains realized on the sale of equity securities during the period	10	40

Unrealized gains (losses) recognized in equity securities held at reporting date	(7)	10

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

4.        Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of September 30, 2018, and December 31, 2017:

LOAN PORTFOLIO
(DOLLARS IN THOUSANDS)
	September 30,	December 31,
	2018	2017
	$	$
Commercial real estate
Commercial mortgages	100,871	90,072
Agriculture mortgages	157,057	152,050
Construction	19,245	18,670
Total commercial real estate	277,173	260,792

Consumer real estate (a)
1-4 family residential mortgages	207,992	176,971
Home equity loans	10,328	11,181
Home equity lines of credit	64,151	61,104
Total consumer real estate	282,471	249,256

Commercial and industrial
Commercial and industrial	54,836	41,426
Tax-free loans	23,008	20,722
Agriculture loans	19,274	18,794
Total commercial and industrial	97,118	80,942

Consumer	9,471	5,320

Gross loans prior to deferred fees	666,233	596,310
Less:
Deferred loan costs, net	1,536	1,243
Allowance for loan losses	(8,428)	(8,240)
Total net loans	659,341	589,313

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $117,655,000 and $98,262,000 as of September 30, 2018, and December 31, 2017, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of September 30, 2018 and December 31, 2017. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE
CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE
(DOLLARS IN THOUSANDS)

September 30, 2018	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	98,282	145,991	17,715	52,774	22,806	18,219	355,787
Special Mention	315	3,251	1,530	570	202	508	6,376
Substandard	2,274	7,815	—	1,492	—	547	12,128
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	100,871	157,057	19,245	54,836	23,008	19,274	374,291

December 31, 2017	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	86,259	143,037	17,670	37,947	20,514	17,798	323,225
Special Mention	160	3,873	—	1,015	208	270	5,526
Substandard	3,653	5,140	1,000	2,464	—	726	12,983
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	90,072	152,050	18,670	41,426	20,722	18,794	341,734

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of September 30, 2018 and December 31, 2017:

CONSUMER CREDIT EXPOSURE
CREDIT RISK PROFILE BY PAYMENT PERFORMANCE
(DOLLARS IN THOUSANDS)
September 30, 2018	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	207,430	10,192	64,122	9,470	291,214
Non-performing	562	136	29	1	728

Total	207,992	10,328	64,151	9,471	291,942

December 31, 2017	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	176,576	11,181	61,074	5,305	254,136
Non-performing	395	—	30	15	440

Total	176,971	11,181	61,104	5,320	254,576

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of September 30, 2018 and December 31, 2017:

AGING OF LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
September 30, 2018	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	17	17	100,854	100,871	17
Agriculture mortgages	432	—	—	432	156,625	157,057	—
Construction	—	—	—	—	19,245	19,245	—
Consumer real estate
1-4 family residential mortgages	243	518	55	816	207,176	207,992	55
Home equity loans	61	—	—	61	10,267	10,328	—
Home equity lines of credit	—	—	29	29	64,122	64,151	29
Commercial and industrial
Commercial and industrial	—	—	—	—	54,836	54,836	—
Tax-free loans	—	—	—	—	23,008	23,008	—
Agriculture loans	—	128	—	128	19,146	19,274	—
Consumer	7	2	1	10	9,461	9,471	1
Total	743	648	102	1,493	664,740	666,233	102

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2017	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	372	372	89,700	90,072	—
Agriculture mortgages	—	—	—	—	152,050	152,050	—
Construction	—	—	—	—	18,670	18,670	—
Consumer real estate
1-4 family residential mortgages	533	248	395	1,176	175,795	176,971	395
Home equity loans	40	—	—	40	11,141	11,181	—
Home equity lines of credit	—	—	30	30	61,074	61,104	30
Commercial and industrial
Commercial and industrial	65	109	—	174	41,252	41,426	—
Tax-free loans	—	—	—	—	20,722	20,722	—
Agriculture loans	—	—	—	—	18,794	18,794	—
Consumer	8	3	15	26	5,294	5,320	15
Total	646	360	812	1,818	594,492	596,310	440

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2018 and December 31, 2017:

NONACCRUAL LOANS BY LOAN CLASS
(DOLLARS IN THOUSANDS)
	September 30,	December 31,
	2018	2017
	$	$

Commercial real estate
Commercial mortgages	375	393
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	507	—
Home equity loans	136	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	—	—
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,018	393

As of September 30, 2018 and December 31, 2017, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three and nine months ended September 30, 2018 and September 30, 2017, is as follows:

IMPAIRED LOANS
(DOLLARS IN THOUSANDS)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	$	$	$	$

Average recorded balance of impaired loans	1,388	2,152	2,153	2,394
Interest income recognized on impaired loans	11	17	42	49

There were no loan modifications made during the nine months ended September 30, 2018 causing a loan to be considered a troubled debt restructuring (TDR). However, there was a loan modification made during the nine months ended September 30, 2017, that constituted a TDR. A TDR is a loan where management has granted a concession to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments. The loan classified as a TDR during the three months ended March 31, 2017, was an agricultural loan. The concession initially granted to the borrower during the first quarter of 2017 was an interest-only period initially running for three months to March 31, 2017. However, on March 31, 2017, that deferral period was extended for an additional three months, causing management to classify the loan as a TDR. The concession period ended June 30, 2017. Subsequent to June 30, 2017, the borrower resumed normal principal and interest payments as of July 2017. This loan subsequently paid off in the third quarter of 2018.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information regarding impaired loans by loan portfolio class as of September 30, 2018, December 31, 2017, and September 30, 2017:

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
September 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	429	958	—	506	—
Agriculture mortgages	884	884	—	1,017	35
Construction	—	—	—	—	—
Total commercial real estate	1,313	1,842	—	1,523	35

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with no related allowance	1,313	1,842	—	1,523	35

With an allowance recorded:
Commercial real estate
Commercial mortgages	589	629	116	464	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	589	629	116	464	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	166	6
Total commercial and industrial	—	—	—	166	6

Total with a related allowance	589	629	116	630	6

Total by loan class:
Commercial real estate
Commercial mortgages	1,018	1,587	116	970	—
Agriculture mortgages	884	884	—	1,017	35
Construction	—	—	—	—	—
Total commercial real estate	1,902	2,471	116	1,987	35

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	166	6
Total commercial and industrial	—	—	—	166	6

Total	1,902	2,471	116	2,153	41

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2018:

ALLOWANCE FOR CREDIT LOSSES
(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2017	3,863	2,052	1,829	98	398	8,240

Charge-offs	(224)	—	(110)	(18)	—	(352)
Recoveries	—	—	4	1	—	5
Provision	408	137	(422)	(9)	76	190

Balance - March 31, 2018	4,047	2,189	1,301	72	474	8,083

Charge-offs	—	—	—	(8)	—	(8)
Recoveries	—	—	2	4	—	6
Provision	(43)	(7)	(21)	63	98	90

Ending Balance - June 30, 2018	4,004	2,182	1,282	131	572	8,171

Charge-offs	—	(20)	—	—	—	(20)
Recoveries	30	—	55	2	—	87
Provision	90	192	90	(16)	(166)	190

Ending Balance - September 30, 2018	4,124	2,354	1,427	117	406	8,428

During the nine months ended September 30, 2018, management charged off $380,000 in loans while recovering $98,000 and added $470,000 to the provision. The level of charge-offs along with the growth in the loan portfolio was primarily responsible for the $470,000 of additional provision.

During the nine months ended September 30, 2018, provision expenses were recorded for the commercial real estate, consumer real estate, and consumer segments with a credit provision recorded for the commercial and industrial segment. The increase in the allowance for commercial real estate loans was primarily a result of higher levels of charge-offs in the first nine months of 2018 as well as the addition of $116,000 of specific reserves allocated to this loan segment. The increase in the amount of the allowance for loan losses allocated to the consumer real estate and consumer segment was primarily a result of growth in these portfolios during the nine months ended September 30, 2018. The decrease in commercial and industrial loans from December 31, 2017 to September 30, 2018, was caused by a qualitative factor change across the portfolio and also by the declining level of substandard commercial and industrial loans. The qualitative factors were adjusted across the loan portfolio to better reflect the forward risk in each portfolio. Commercial and consumer real estate carried heavier risk factors, while commercial and industrial was adjusted down. While commercial and industrial did have charge-offs in the first quarter of 2018 they were relative to the size of the allowance and sufficiently covered with prior provisions. There was no commercial and industrial charge-offs in the second or third quarters of 2018, and the amount of commercial and industrial loans rated substandard declined from $2.5 million on December 31, 2017, to $1.5 million on September 30, 2018. While the balances of commercial and industrial loans increased moderately from December 31, 2017 to September 30, 2018, the required allowance and related provision for these loans is influenced more heavily by the amount of classified loans.

Delinquency rates among the Corporation's loan pools remain low and made up 0.34% of total loans as of September 30, 2018, compared to 0.31% of total loans as of December 31, 2017. Charge-offs for the nine months ended September 30, 2018, were $380,000, however $352,000 of the charge-offs came in the first quarter of 2018, with third quarter 2018 charge-offs being very low at $20,000. Classified loans continued to decline in the first nine months of 2018, from $16.6 million on December 31, 2017, to $15.9 million as of September 30, 2018. Classified loans were significantly higher at $21.0 million as of September 30, 2017. The agricultural lending sector has generally been under stress over the past several years due to lower milk and egg prices. These are the two indicators that have the most immediate impact to the majority of the Corporation's agricultural borrowers. In 2018, egg prices improved with better pricing on average than 2017. After a first quarter spike, egg prices have stabilized over the past two quarters, while closing in on the three-year average. However, milk prices remain at a three-year low, with 2018 prices lower on average than in 2017. Milk prices have slightly improved as of the end of the third quarter of 2018, but margins are very thin and overcapacity remains an issue with some consolidation occurring in the local dairy industry. The health of the Corporation's commercial real estate and commercial and industrial borrowers is generally stable with no material trends related to certain types of industries. Commercial borrowers that have exposure to agriculture are subject to more financial stress in the current environment.

Outside of the above measurements and indicators, management continues to utilize nine qualitative factors to continually refine the potential credit risks across the Corporation's various loan types. The majority of the qualitative factors had little change during 2018. Minor adjustments to the qualitative factors covering trends in the nature of the loan portfolio and levels and trends of delinquencies and charge-offs were made throughout the year as these levels increased or decreased. The qualitative factor covering experience, ability and depth of lending management was reduced as loan teams remained consistent with more experience in all aspects of lending. The qualitative factor for external factors such as competition and legal and regulatory changes was increased for agricultural dairy loans to be consistent with the higher qualitative factor for economic conditions, which already was in place as of December 31, 2017. The same qualitative factor for external influence was reduced for residential real estate and consumer lending where loan underwriting personnel have grown accustomed to the most recently enacted regulatory requirements.

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

During the nine months ended September 30, 2017, provision expenses were recorded for the consumer real estate, commercial and industrial, and consumer loan segments, with a credit provision recorded in the commercial real estate loan category. The decrease in the amount of allowance for loan losses allocated to commercial real estate was primarily due to a material decrease in commercial real estate loans over the first nine months of 2017. As of December 31, 2016, 50.2% of the Corporation’s allowance for loan losses was allocated to commercial real estate loans, which consisted of 48.2% of all loans. As of September 30, 2017, 46.8 % of the allowance was allocated to commercial real estate loans which consisted of 44.5% of total loans.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of September 30, 2018 and December 31, 2017:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

As of September 30, 2018:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	116	—	—	—	—	116
Ending balance: collectively evaluated
for impairment	4,008	2,354	1,427	117	406	8,312

Loans receivable:
Ending balance	277,173	282,471	97,118	9,471		666,233
Ending balance: individually evaluated
for impairment	1,902	—	—	—		1,902
Ending balance: collectively evaluated
for impairment	275,271	282,471	97,118	9,471		664,331

As of December 31, 2017:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	—	—	—	—	—	—
Ending balance: collectively evaluated
for impairment	3,863	2,052	1,829	98	398	8,240

Loans receivable:
Ending balance	260,792	249,256	80,942	5,320		596,310
Ending balance: individually evaluated
for impairment	1,567	—	245	—		1,812
Ending balance: collectively evaluated
for impairment	259,225	249,256	80,697	5,320		594,498

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of September 30, 2018, and December 31, 2017, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS
(DOLLARS IN THOUSANDS)
	September 30, 2018
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	33,490	—	33,490
U.S. agency mortgage-backed securities	—	46,250	—	46,250
U.S. agency collateralized mortgage obligations	—	54,544	—	54,544
Asset-backed securities	—	7,747	—	7,747
Corporate bonds	—	58,245	—	58,245
Obligations of states & political subdivisions	—	95,059	—	95,059
Equity securities	5,789	—	—	5,789

Total securities	5,789	295,335	—	301,124

On September 30, 2018, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of September 30, 2018, the CRA fund investments had a $5,374,000 book and fair market value and the bank stock portfolio had a book value of $396,000, and fair market value of $415,000.

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

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	September 30, 2018
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	1,786	1,786
Total	—	—	1,786	1,786

	December 31, 2017
	Level I $	Level II $	Level III $	Total $
Assets:
Impaired Loans	—	—	1,812	1,812
Total	—	—	1,812	1,812

The Corporation had a total of $1,902,000 of impaired loans as of September 30, 2018, with $116,000 of specific allocation against these loans and $1,812,000 of impaired loans as of December 31, 2017, with no specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS
(DOLLARS IN THOUSANDS)
September 30, 2018
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	1,786	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

December 31, 2017
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	1,812	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	September 30, 2018
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	28,188	28,188	28,188	—	—
Regulatory stock	6,392	6,392	6,392	—	—
Loans held for sale	2,804	2,804	2,804	—	—
Loans, net of allowance	659,341	653,495	—	—	653,495
Mortgage servicing assets	837	946	—	—	946
Accrued interest receivable	3,719	3,719	3,719	—	—
Bank owned life insurance	27,901	27,901	27,901	—	—

Financial Liabilities:
Demand deposits	346,827	346,827	346,827	—	—
Interest-bearing demand deposits	19,379	19,379	19,379	—	—
NOW accounts	86,031	86,031	86,031	—	—
Money market deposit accounts	103,080	103,080	103,080	—	—
Savings accounts	197,075	197,075	197,075	—	—
Time deposits	138,534	138,313	—	—	138,313
Total deposits	890,926	890,705	752,392	—	138,313

Short-term borrowings	1,074	1,074	1,074	—	—
Long-term debt	68,361	68,361	—	—	68,361
Accrued interest payable	417	417	417	—	—

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

7.       Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of September 30, 2018, firm loan commitments were $55.7 million, unused lines of credit were $234.5 million, and open letters of credit were $10.8 million. The total of these commitments was $301.0 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

8. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the nine months ended September 30, 2018 and 2017 is as follows:

ACCUMULATED OTHER COMPREHENSIVE LOSS (1) (2)
(DOLLARS IN THOUSANDS)
Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2017	(3,195)
Other comprehensive loss before reclassifications	(2,685)
Amount reclassified from accumulated other comprehensive loss	(27)
Reclassification of certain income tax effects from accumulated other comprehensive income (loss)	(634)
Period change	(3,346)

Balance at March 31, 2018	(6,541)
Other comprehensive loss before reclassifications	(286)
Amount reclassified from accumulated other comprehensive loss	49
Period change	(237)

Balance at June 30, 2018	(6,778)
Other comprehensive loss before reclassifications	(1,419)
Amount reclassified from accumulated other comprehensive loss	(3)
Period change	(1,422)

Balance at September 30, 2018	(8,200)

Balance at December 31, 2016	(4,885)
Other comprehensive income before reclassifications	418
Amount reclassified from accumulated other comprehensive loss	(92)
Period change	326

Balance at March 31, 2017	(4,559)
Other comprehensive income before reclassifications	2,778
Amount reclassified from accumulated other comprehensive loss	(71)
Period change	2,707

Balance at June 30, 2017	(1,852)
Other comprehensive income before reclassifications	(268)
Amount reclassified from accumulated other comprehensive loss	(112)
Period change	(380)

Balance at September 30, 2017	(2,232)

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 21% for 2018 periods and 34% for 2017 periods.

(2) Amounts in parentheses indicate debits.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)
(DOLLARS IN THOUSANDS)
	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended September 30,
	2018	2017	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains (losses),	4	170	Gains (losses) on the sale of
reclassified into earnings			debt securities, net
Related income tax expense	(1)	(58)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	3	112

(1) Amounts in parentheses indicate debits.

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Nine Months
	Ended September 30,
	2018	2017	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains (losses),	(24)	417	Gains (losses) on the sale of
reclassified into earnings			debt securities, net
Related income tax expense	5	(142)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	(19)	275

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

ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118, ASU 2018-05 amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. This Update is not expected to have a significant impact on the Corporation’s financial statements.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases. In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements. The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

Results of Operations

Overview

The Corporation recorded net income of $2,577,000 and $7,524,000 for the three and nine-month periods ended September 30, 2018, a 26.7% and 31.2% increase respectively, from the $2,034,000 and $5,733,000 earned during the same periods in 2017. The earnings per share, basic and diluted, were $0.90 and $2.64 for the three and nine months ended September 30, 2018, compared to $0.71 and $2.01 for the same periods in 2017. The increase in the Corporation’s 2018 earnings was caused primarily by insurance proceeds from a bank owned life insurance (BOLI) policy. The Corporation purchased and is the beneficiary of all BOLI life insurance policies taken out on select officers. Due to the death of a participant during the first quarter of 2018, the Corporation recorded additional BOLI income of $913,000. This net death benefit caused an increase in the Corporation’s 2018 earnings. The Corporation also experienced growth in net interest income (NII) for the nine-month period ended September 30, 2018, largely driven by the Federal Reserve rate increases which have positively impacted the yield on earning assets.

The Corporation’s NII increased by $786,000, or 10.2%, and $1,829,000, or 8.1%, for the three and nine months ended September 30, 2018, compared to the same periods in 2017. The increase in NII primarily resulted from an increase in interest and fees on loans of $977,000, or 15.8%, and $2,263,000, or 12.6%, for the three and nine-month periods ended September 30, 2018. The increase in NII was partially offset by an increase in interest expense. The Corporation’s interest expense on deposits and borrowings increased by $118,000, or 15.6%, and $301,000, or 13.8%, for the three and nine-month periods ended September 30, 2018, compared to 2017.

The Corporation recorded $50,000 less provision expense in the third quarter of 2018 compared to the same quarter of 2017, with $190,000 of provision compared to $240,000 of provision for the third quarter of 2017. However, for the nine-month period ended September 30, 2018, the Corporation recorded $20,000 additional provision expense, with $470,000 of provision expense compared to $450,000 in the same period of 2017. The gains from securities were $7,000 for the three months ended September 30, 2018, compared to gains of $26,000 for the nine months ended September 30, 2018, compared to gains of $170,000 and $417,000 for the same periods in 2017. Market interest rates were lower in 2017, making it more conducive to achieving gains from the sale of securities. The gain on the sale of mortgages increased by $5,000, or 1.0%, and decreased $200,000, or 15.4%, for the three and nine-month periods ended September 30, 2018, compared to the prior year’s periods. Margins made on sold mortgages were lower in the first nine months of 2018 compared to 2017 primarily causing the decrease in gain income. Total operating expenses increased $424,000, or 5.5%, and $1,242,000, or 5.4%, for the three and nine months ended September 30, 2018, compared to the same periods in 2017.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE increased for the three and nine months ended September 30, 2018, compared to the same periods in the prior year due primarily to higher earnings.

Key Ratios	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Return on Average Assets	0.97%	0.80%	0.97%	0.77%
Return on Average Equity	10.33%	8.06%	10.28%	7.86%

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

Net Interest Income

NII represents the largest portion of the Corporation’s operating income. In the first nine months of 2018, NII generated 73.4% of the Corporation’s gross revenue stream, which consists of net interest income and non-interest income, compared to 74.8% in the first nine months of 2017. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $217,000 and $670,000 for the three and nine months ended September 30, 2018, compared to $582,000 and $1,793,000 for the same periods in 2017.

NET INTEREST INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	$	$	$	$
Total interest income	9,348	8,444	26,769	24,639
Total interest expense	872	754	2,488	2,187

Net interest income	8,476	7,690	24,281	22,452
Tax equivalent adjustment	217	582	670	1,793

Net interest income (fully taxable equivalent)	8,693	8,272	24,951	24,245

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect net interest income:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. Until December 16, 2015, the Federal funds rate had not changed since December 16, 2008, a period of seven years. On December 16, 2015, the Federal funds rate was increased 25 basis points to 0.50%, from 0.25%. On December 14, 2016, one year later, the Federal funds rate was increased 25 basis points to 0.75%. During 2017, the Federal funds rate was increased three times so that the rate was 1.50% as of December 31, 2017. In March, June, and September of 2018, the Federal Reserve again increased the Federal funds rate by 25 basis points so that the rate was 2.25% as of September 30, 2018. Prior to December of 2015, the period of seven years with extremely low and unchanged overnight rates was the lowest and longest in U.S. history. The impact has been a lower net interest margin to the Corporation and generally across the financial services industry. The Federal Reserve rate increases resulted in higher short-term U.S. Treasury rates, but the long-term rates initially decreased, resulting in a flattening of the yield curve. Long-term rates like the 10-year U.S. Treasury were 220 basis points under the 5.25% Prime rate as of September 30, 2018. It appears that the general conditions of a flatter yield curve with low long-term U.S. Treasury rates, significantly below the Prime rate, will continue for the remainder of 2018. Management anticipates the next 0.25% Federal Reserve rate increase could occur in the fourth quarter of 2018. It remains to be seen whether mid and long-term U.S. Treasury rates will also increase to the same degree that the Federal Reserve will move the overnight Federal funds rate. If they do not, the yield curve would further flatten making it more difficult for the Corporation to increase asset yield.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate increased from 3.25% prior to December 2015, to 5.25% as of September 30, 2018, following the eight Federal Reserve rate moves that began in December 2015. The Corporation’s Prime-based loans, including home equity lines of credit and some variable rate commercial loans reprice a day after the Federal Reserve rate movement.

As a result of the Federal Reserve rate increases, the Corporation’s NII on a tax equivalent basis began to increase in 2017. However, the margin decreased in the first quarter of 2018 primarily as a result of lower tax-equivalent yields on the Corporation’s municipal securities, which were negatively impacted by the lower corporate tax rate. Subsequent to the tax rate change, the Corporation’s net interest margin began increasing again. The net interest margin for the third quarter increased to 3.52%, with a year to date margin of 3.42%. The Corporation’s NII on a tax-equivalent basis increased for the three months ended September 30, 2018, by $421,000, or 5.1%, and for the nine months ended September 30, 2018, by $705,000, or 2.9%, over the same periods in 2017. Management’s asset liability sensitivity measurements continue to show a benefit to both margin and NII given further Federal Reserve rate increases. Actual results over the past two years have confirmed the asset sensitivity of the Corporation’s balance sheet. Management expects that any additional Federal Reserve rate increases in 2018 would further improve both margin and NII, although to a slightly lesser degree because the cost on deposits and borrowings will likely begin to increase more rapidly.

The extended extremely low Federal funds rate had enabled management to reduce the average cost of funds over a period of years. However, in the first nine months of 2018, this trend reversed with slight increases in both deposit and borrowings interest expense as the cost to replace maturing borrowings increased and rates paid on deposits increased slightly. It was only after the third 25-basis point Fed rate increase in March of 2017 that the Corporation raised some deposit rates minimally, which resulted in slightly higher interest expense in the first nine months of 2018 compared to the prior year. While the low Prime rate reduced the average yield on the Corporation’s loans for many years, the rate increases in 2017, and through September of 2018, did act to boost interest income. With a higher Prime rate and elevated Treasury rates, higher asset yields are expected throughout the remainder of 2018. The increasing number of Federal Reserve rate moves assists the Corporation in growing NII and net interest margin (NIM) because of the variable rate portion of the loan portfolio which resets every time the Prime rate changes. The magnitude of increase in NII and net interest margin may slow down during the remainder of 2018 as some deposit rates were increased marginally in October.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With higher Treasury rates in the first nine months of 2018 compared to the same period in 2017, security reinvestment has been occurring at slightly higher yields and amortization has slowed resulting in higher yields. However, yields on the Corporation’s municipal bonds have decreased significantly due to the change in the corporate tax rate, making tax-free yields less attractive than they were in prior years. Management has added variable rate securities and has reduced the municipal bond holdings in an effort to improve the rates-up performance of the securities portfolio.

The Corporation’s loan portfolio yield has begun to increase as the variable rate portion of the loan portfolio is repricing higher with each Federal Reserve rate movement. The vast majority of the Corporation’s commercial Prime-based loans are priced at the Prime rate, currently at 5.25%. The pricing for the most typical five-year fixed rate commercial loans is currently very similar to the Prime rate. Previous to 2018, any increases in variable rate loans acted to bring down overall loan yield. Now with the Prime rate being very similar or higher than fixed commercial rates, it is immediately beneficial to the Corporation’s asset yield to increase variable rate loans. Since the Prime rate generally moves in tandem with the overnight Federal Funds Rate, the key benefit of adding variable rate loans in the present interest rate environment is the immediate repricing to a higher rate should the Federal Reserve continue with rate increases. There are also elements of the Corporation’s Prime-based commercial loans priced above the Prime rate based on the level of credit risk of the borrower. Management does price a portion of consumer variable rate loans above the Prime rate, which also helps to improve loan yield. Both commercial and consumer Prime-based pricing continues to be influenced by local competition.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Mid-term and long-term interest rates on average were higher in 2018 compared to 2017. The average rate of the 10-year U.S. Treasury was 2.87% in the first nine months of 2018 compared to 2.32% in the first nine months of 2017, and it stood at 3.05% on September 30, 2018, compared to 2.33% on September 30, 2017. The slope of the yield curve has been compressed throughout 2017 and through the first nine months of 2018, with a difference of 80 basis points between the Fed funds rate of 2.25% and the 10-year U.S. Treasury as of September 30, 2018, compared to 108 basis points as of September 30, 2017. The slope of the yield curve has fluctuated many times in the past two years with the 10-year U.S. Treasury yield as high as 3.11% in the first nine months of 2018 and 2.62% in the first nine months of 2017, and as low as 2.44% in 2018, and 2.05% in 2017.

While the Corporation’s overall cost of funds remained low and did not increase throughout 2017, there were slight increases in the first nine months of 2018 due to higher interest expense on both deposits and borrowings, with the vast majority of the increase coming from the borrowing side. Deposit interest rates are still very low and have not been increased significantly since 2017, although savings on longer-term time deposits that are maturing are no longer being achieved. Deposit interest rate increases are first seen in the pricing of new and repricing of reissued certificates of deposit. The Corporation increased interest rates marginally on the Corporation’s interest bearing core accounts after September 30, 2018, along with selective time deposit increases. Further rate increases are likely given the expectations for further Federal Reserve rate increases. Typically, financial institutions will make small systematic moves on core interest bearing accounts while making larger rate increases in the pricing of new or reissued time deposits. Borrowing costs, and the wholesale borrowing curves that they are based on, generally follow the direction and slope of the U.S. Treasury curve. However, these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation refinanced the majority of borrowings at higher rates in 2017 and 2018 as lower-priced borrowings matured with no ability to refinance at lower rates, so the yield on borrowings increased during 2017 and continued to do so moving into 2018.

Management currently anticipates that the overnight interest rate and Prime rate will remain at the current levels until December of 2018 with the possibility of an additional 0.25% Federal Reserve rate increase at the end of 2018. It is likely that mid and long-term U.S. Treasury rates will increase slowly throughout the remainder of the year, being driven higher due to expected additional Federal Reserve rate movements. This would allow management to achieve higher earnings on new higher yielding securities and allow for the ability to price new loans at higher market rates. However, it is also possible that even after a Federal Reserve rate increase, the yield curve could flatten, making it more difficult for management to lend out or reinvest at higher interest rates out further on the yield curve. Additionally, any further Federal Reserve rate increases would have a greater effect on the repricing of the Corporation’s liabilities as the cost of money increases and more marketplace competition returns. Management anticipates that more deposit rate increases will need to be made to remain competitive in the market while maturing borrowings would also reprice to higher rates.

The following table provides an analysis of year-to-date changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Nine Months Ended Sept 30,			Nine Months Ended Sept 30,
	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	(92)	223	131	27	136	163

Securities available for sale:
Taxable	307	394	701	44	2,059	2,103
Tax-exempt	(662)	(1,495)	(2,157)	766	(49)	717
Total securities	(355)	(1,101)	(1,456)	810	2,010	2,820

Loans	1,451	760	2,211	938	340	1,278
Regulatory stock	24	97	121	31	(3)	28

Total interest income	1,028	(21)	1,007	1,806	2,483	4,289

INTEREST EXPENSE

Deposits:
Demand deposits	16	91	107	19	32	51
Savings deposits	4	—	4	10	(1)	9
Time deposits	(92)	46	(46)	(93)	(97)	(190)
Total deposits	(72)	137	65	(64)	(66)	(130)

Borrowings:
Total borrowings	30	206	236	(25)	23	(2)

Total interest expense	(42)	343	301	(89)	(43)	(132)

NET INTEREST INCOME	1,070	(364)	706	1,895	2,526	4,421

During the first nine months of 2018, the Corporation’s NII on an FTE basis increased by $706,000, or 2.9%, over the same period in 2017. Total interest income on an FTE basis for the nine months ended September 30, 2018, increased $1,006,000, or 3.8%, from 2017, while interest expense increased $301,000, or 13.8%, from the nine months ended September 30, 2017, to the same period in 2018. The FTE interest income from the securities portfolio decreased by $1,457,000, or 18.7%, while loan interest income increased $2,211,000, or 12.2%. During the first nine months of 2018, additional loan volume caused by loan growth added $1,451,000 to net interest income, and the higher yields caused a $760,000 increase, resulting in a total increase of $2,211,000. Lower balances in the securities portfolio caused a decrease of $355,000 in NII, while lower yields on securities caused a $1,102,000 decrease, resulting in a total decrease of $1,457,000. The Corporation sold a number of municipal bonds at the end of 2017 due to the reduction in the Federal Corporate tax rate, reducing the balance of the securities portfolio and the corporate tax rate caused a decline in yield on the remaining portfolio of municipal bonds.

The average balance of interest bearing liabilities increased by 1.8% during the nine months ended September 30, 2018, compared to the prior year driven by slight growth in deposit balances. The slightly higher cost on deposit accounts resulted in a slight increase in interest expense although the shift between time deposit balances and demand and savings accounts partially offset this increase. Higher interest rates on all deposit groups except savings deposits caused a $137,000 increase in interest expense while lower balances of higher cost deposits contributed to savings of $72,000 on deposit costs resulting in a total increase of $65,000.

Out of all the Corporation’s deposit types, interest-bearing demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes. Time deposit balances decreased resulting in a $92,000 reduction to expense, and time deposits repricing to higher interest rates increased interest expense by $46,000, causing a net total reduction of $46,000 in time deposit interest expense. Even with the low rate environment, the Corporation was successful in increasing balances of other deposit types.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The average balance of outstanding borrowings did not change materially from the prior year and resulted in additional interest expense of $30,000. The higher market interest rates increased interest expense on the Corporation’s borrowings by $206,000, as long-term borrowings at lower interest rates matured and were replaced with new advances at higher rates. The aggregate of these amounts was an increase in interest expense of $236,000 related to total borrowings.

The following table shows a more detailed analysis of net interest income on an FTE basis with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities. Additionally, the analysis provides the net interest spread and the net yield on interest earning assets. The net interest spread is the difference between the yield on interest earning assets and the interest rate paid on interest bearing liabilities. The net interest spread has the deficiency of not giving credit for the non-interest bearing funds and capital used to fund a portion of the total interest earning assets. For this reason, management emphasizes the net yield on interest earning assets, also referred to as the NIM. The NIM is calculated by dividing net interest income on an FTE basis into total average interest earning assets. The NIM is generally the benchmark used by analysts to measure how efficiently a bank generates NII.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended September 30,
	2018			2017
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	15,247	142	3.68	29,497	112	1.51

Securities available for sale:
Taxable	217,193	1,246	2.29	200,043	1,030	2.06
Tax-exempt	102,967	873	3.39	124,262	1,566	5.04
Total securities (d)	320,160	2,119	2.65	324,305	2,596	3.20

Loans (a)	644,652	7,202	4.47	583,592	6,246	4.28

Regulatory stock	6,391	102	6.38	5,723	72	5.03

Total interest earning assets	986,450	9,565	3.87	943,117	9,026	3.83

Non-interest earning assets (d)	64,297			64,845

Total assets	1,050,747			1,007,962

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	213,018	134	0.25	199,001	93	0.19
Savings deposits	198,884	25	0.05	189,863	24	0.05
Time deposits	140,292	354	1.00	153,710	372	0.96
Borrowed funds	75,549	359	1.89	69,629	265	1.51
Total interest bearing liabilities	627,743	872	0.55	612,203	754	0.49

Non-interest bearing liabilities:

Demand deposits	321,100			293,124
Other	2,949			2,570

Total liabilities	951,792			907,897

Stockholders' equity	98,955			100,065

Total liabilities & stockholders' equity	1,050,747			1,007,962

Net interest income (FTE)		8,693			8,272

Net interest spread (b)			3.32			3.34
Effect of non-interest
bearing deposits			0.20			0.16
Net yield on interest earning assets (c)			3.52			3.50

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $1,485,000 as of September 30, 2018, and $1,122,000 as of September 30, 2017.  Such fees and costs recognized through income and included in the interest amounts totaled ($145,000) in 2018, and ($112,000) in 2017.

(b) Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.

(c) Net yield, also referred to as NIM, is computed by dividing NII (FTE) by total interest earning assets.

(d) Securities recorded at amortized cost.  Unrealized holding gains and losses are included in non-interest earning assets.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2018			2017
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	19,899	388	2.61	28,086	257	1.22

Securities available for sale:
Taxable	214,579	3,605	2.24	195,093	2,904	1.98
Tax-exempt	108,270	2,737	3.37	127,520	4,894	5.12
Total securities (d)	322,849	6,342	2.62	322,613	7,798	3.22

Loans (a)	623,462	20,387	4.36	578,496	18,176	4.19

Regulatory stock	6,205	322	6.92	5,581	201	4.80

Total interest earning assets	972,415	27,439	3.76	934,776	26,432	3.77

Non-interest earning assets (d)	65,067			62,695

Total assets	1,037,482			997,471

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	212,371	363	0.23	200,471	256	0.17
Savings deposits	196,173	75	0.05	186,339	71	0.05
Time deposits	144,210	1,065	0.99	156,860	1,111	0.95
Borrowed funds	73,845	985	1.78	71,973	749	1.39
Total interest bearing liabilities	626,599	2,488	0.53	615,643	2,187	0.47

Non-interest bearing liabilities:

Demand deposits	310,201			281,620
Other	2,828			2,671

Total liabilities	939,628			899,934

Stockholders' equity	97,854			97,537

Total liabilities & stockholders' equity	1,037,482			997,471

Net interest income (FTE)		24,951			24,245

Net interest spread (b)			3.23			3.30
Effect of non-interest
bearing deposits			0.19			0.16
Net yield on interest earning assets (c)			3.42			3.46

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $1,375,000 as of September 30, 2018, and $1,066,000 as of September 30, 2017.  Such fees and costs recognized through income and included in the interest amounts totaled ($382,000) in 2018, and ($335,000) in 2017.

(b) Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.

(c) Net yield, also referred to as NIM is computed by dividing NII (FTE) by total interest earning assets.

(d) Securities recorded at amortized cost.  Unrealized holding gains and losses are included in non-interest earning assets.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s interest income increased primarily due to increased interest income on loans, resulting in a higher NIM of 3.52% for the third quarter of 2018, compared to 3.50% for the third quarter of 2017. The year-to-date NIM decreased to 3.42% for the year-to-date period in 2018, compared to 3.46% for the same period in 2017, primarily a result of the tax change that caused the yield on tax-exempt securities to decline significantly. The yield earned on assets decreased by one basis point for the nine months ended September 30, 2018, while the rate paid on liabilities increased by six basis points when comparing both years. This resulted in a seven basis point decrease in interest spread, but the effect of non-interest bearing deposits increased by three basis points during the first nine months of 2018 compared to the prior year, resulting in the marginal decrease in NIM of four basis points. Management does anticipate further improvements in NIM during the remainder of 2018 with the possibility of an additional Federal Reserve rate increase in the fourth quarter. Loan yields were at historically low levels during 2017 due to the extended low-rate environment as well as extremely competitive pricing for the loan opportunities in the market. During the first nine months of 2018, these yields increased. It is expected that loan yields will continue to increase throughout the remainder of 2018 as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. The increase in the Prime rate has helped to increase loan yields on variable rate consumer and commercial loans. Growth in the loan portfolio coupled with better yields on variable rate loans caused loan interest income to increase. The Corporation’s loan yield increased 17 basis points in the first nine months of 2018 compared to the first nine months of 2017. Loan interest income increased $2,211,000, or 12.2%, for the nine months ended September 30, 2018, compared to the same period in 2017.

Loan pricing was challenging in 2017, and in early 2018 as a result of competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate or below. Pricing improved during the third quarter of 2018 with much more significant loan growth. The current Prime rate of 5.25% is generally slightly higher than the typical business or commercial five-year fixed rates being extended. The commercial or business fixed rates do increase with longer fixed terms or lower credit quality. In terms of the variable rate pricing, nearly all variable rate loans offered are Prime-based. Management is able to price loan customers with higher levels of credit risk at Prime plus pricing, such as Prime plus 0.75%, currently 6.00%. However, there are relatively few of these higher rate loans in the commercial and agricultural portfolios due to the strong credit quality of the Corporation’s borrowers. Competition in the immediate market area has been pricing select shorter-term fixed-rate commercial and agricultural lending rates close to 4.00% for the strongest loan credits. This current market environment has largely prevented the Corporation from gaining more yield on fixed rate commercial and agricultural loans.

Tax equivalent yields on the Corporation’s securities decreased by 60 basis points for the nine months ended September 30, 2018, compared to the same period in 2017 due to the impact of a reduction of the Federal corporate income tax rate on the Corporation’s municipal bonds. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments, however, the variable rate percentage of the portfolio was 9.0% as of September 30, 2018 and is expected to grow. The Corporation’s taxable securities experienced a 26 basis-point increase in yield for the nine months ended September 30, 2018, compared to the same period in 2017. Security reinvestment in the first nine months of 2018 has been occurring at higher rates while amortization was lower due to slower prepayment speeds on pass-through securities. The Corporation’s U.S. agency mortgage-backed securities and collateralized mortgage obligations experience slower principal prepayments as market rates increase, causing the amortization of premium to slow, effectively increasing the yield. The yield on tax-exempt securities decreased by 175 basis points for the nine months ended September 30, 2018, compared to the same period in 2017, as a result of two major changes. First, the Federal Corporate tax rate change was enacted in December of 2017. Secondly, the accounting treatment for amortization on premium securities was changed. The Corporation adopted the new amortization treatment effective January 1, 2018. Prior to 2018, the Federal tax rate was 34% causing the tax-equivalent yield on municipal bonds to be higher. In 2018, with a Federal tax rate of 21%, this tax-free advantage was significantly diminished causing the lower yields on tax-exempt securities. Additionally, the vast majority of the Corporation’s municipal securities are held at a premium. Beginning in 2018, these premiums had to be amortized to the shorter call date of the security, which causes a material reduction in the tax equivalent yield during this initial period.

Prior to 2018, with short-term rates low and with small rate differences for longer-term deposits, the consumer generally elected to stay short and maintain funds in accessible deposit instruments. During the first nine months of 2018, with higher short-term rates but still low longer-term rates, the customer still prefers keeping balances in both non-interest and interest bearing checking products and savings accounts. In addition to the consumer staying liquid with their available funds, there has been a general trend of funds flowing from time deposit accounts into both non-interest checking, NOW and savings accounts. The average balance of the Corporation’s interest bearing liabilities increased during the nine months ended September 30, 2018. The average balance of time deposits declined during this same period compared to 2017, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits, causing total interest bearing funds to increase. However, with slightly higher rates on NOW, MMDA, and time deposits, the Corporation incurred more interest expense.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Interest expense on deposits increased by $65,000, or 4.5%, for the nine months ended September 30, 2018, compared to the same period in 2017. Demand and savings deposits reprice in their entirety whenever the offering rates are changed, therefore management is cautious in terms of increasing portfolio interest rates. Interest rates on interest checking and money market accounts were increased slightly in the fourth quarter of 2018. During the first nine months of 2018, interest rates on demand deposit accounts increased slightly while savings rates remained static compared to the prior year. For the nine months ended September 30, 2018, the average balances of interest bearing demand deposits increased by $11.9 million, or 5.9%, over the same period in 2017, while the average balance of savings accounts increased by $9.8 million, or 5.3%.

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During the nine months ended September 30, 2018, time deposit balances decreased compared to balances at September 30, 2017. The decrease can be attributed to the low rates paid on time deposits, which has caused the differential between time deposit rates and rates on non-maturity deposits to be minimal, as well as more competitive time deposit rates being offered by other financial institutions in the local market area. As a result, customers have elected to keep more of their funds in non-maturity deposits and less funds in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a more balanced deposit funding position and maintain a lower cost of funds. The Corporation was able to reduce interest expense on time deposits by $46,000, or 4.1%, for the first nine months of 2018, compared to the same period in 2017. Average balances of time deposits decreased by $12.7 million, or 8.1%, for the nine months ended September 30, 2018, compared to the same period in 2017. The average annualized interest rate paid on time deposits increased by four basis points for the nine-month period when comparing both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. Average short-term advances of $6,749,000 were utilized in the nine months ended September 30, 2018, while average short-term advances of $9,714,000 were utilized in the nine months ended September 30, 2017. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. Average total borrowings increased by $1,872,000, or 2.6%, for the nine months ended September 30, 2018, compared to the same period in 2017. Interest expense on borrowed funds was $236,000, or 31.5% higher, for the nine-month period when comparing 2018 to 2017.

For the nine months ended September 30, 2018, the net interest spread decreased by seven basis points to 3.23%, compared to 3.30% for the nine months ended September 30, 2017. The effect of non-interest bearing funds increased by three basis points for the nine-month period compared to the same period in the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. For example, if an interest checking account with $10,000 earns 1%, the benefit for $10,000 of non-interest bearing deposits is equivalent to $100; but if the interest-checking rate is increased to 1.50%, then the benefit of the non-interest bearing funds is $150. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the higher cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses (ALLL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ALLL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a provision expense of $190,000 for the three months ended September 30, 2018, and $470,000 for the nine months ended September 30, 2018, compared to $240,000 and $450,000 for the three and nine months ended September 30, 2017, respectively. The analysis of the ALLL takes into consideration, among other things, the following factors:

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

During the nine months ended September 30, 2018, the Corporation recorded provision expense of $470,000 primarily due to higher balances of charged-off loans and significant growth in the loan portfolio. Management closely tracks delinquent, non-performing, and classified loans as a percentage of capital and of the loan portfolio.

As of September 30, 2018, total delinquencies represented 0.38% of total loans, compared to 0.46% as of September 30, 2017. These ratios are extremely low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The level of classified loans has declined from September 30, 2017 to September 30, 2018, from 19.1% of regulatory capital to 13.9% of regulatory capital. The delinquency and classified loan information is utilized in the quarterly ALLL calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. The level of actual charge-offs relative to the amount of recoveries can also have a significant impact on the provision. Management had charge-offs that exceeded recoveries by $282,000 in the first nine months of 2018 due to two large commercial charges-offs.

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

In the first nine months of 2018, qualitative factors were adjusted based on current information regarding delinquency, economic conditions, and other factors. Changes in qualitative factors were unchanged for two loan pools and declined for seven. Adjustments to the qualitative factors were minor in nature with most changes being only five or ten basis points of adjustment, the lowest amount of adjustment that management will make.

Management also monitors the allowance as a percentage of total loans. The percentage of the allowance to total loans has decreased since September 30, 2017 and December 31, 2017, but remains higher than the Bank’s national peer group from the Uniform Bank Performance Reports. As of September 30, 2018, the allowance as a percentage of total loans was 1.26%, down from 1.38% at December 31, 2017, and 1.37% at September 30, 2017. Management continues to evaluate the ALLL in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the ALLL is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Other Income

Other income for the third quarter of 2018 was $2,787,000, an increase of $165,000, or 6.3%, compared to the $2,622,000 earned during the third quarter of 2017. For the year-to-date period ended September 30, 2018, other income totaled $8,795,000, an increase of $1,249,000, or 16.6%, compared to the same period in 2017. The following tables detail the categories that comprise other income.

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended September 30,		Increase (Decrease)
	2018	2017
	$	$	$	%

Trust and investment services	449	427	22	5.2
Service charges on deposit accounts	341	320	21	6.6
Other service charges and fees	512	328	184	56.1
Commissions	658	583	75	12.9
Gains on securities transactions, net	4	170	(166)	(97.6)
Gains on equity securities, net	3	—	3	—
Gains on sale of mortgages	515	510	5	1.0
Earnings on bank owned life insurance	186	170	16	9.4
Other miscellaneous income	119	114	5	4.4

Total other income	2,787	2,622	165	6.3

OTHER INCOME
(DOLLARS IN THOUSANDS)
	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017
	$	$	$	%

Trust and investment services	1,477	1,335	142	10.6
Service charges on deposit accounts	1,006	908	98	10.8
Other service charges and fees	1,345	986	359	36.4
Commissions	1,899	1,714	185	10.8
Gains/(losses) on securities transactions, net	(24)	417	(441)	(105.8)
Gains on equity securities, net	50	—	50	—
Gains on sale of mortgages	1,102	1,302	(200)	(15.4)
Earnings on bank owned life insurance	1,477	514	963	187.4
Other miscellaneous income	463	370	93	25.1

Total other income	8,795	7,546	1,249	16.6

Trust and investment services income increased $22,000, or 5.2%, and $142,000, or 10.6%, for the three and nine months ended September 30, 2018, compared to the same periods last year. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the third quarter of 2018, traditional trust income increased by $2,000, or 0.6%, while income from alternative investments increased by $20,000, or 14.7%, compared to the third quarter of 2017. For the nine months ended September 30, 2018, traditional trust services income increased by $17,000, or 1.9%, while income from alternative investment services increased by $125,000, or 29.1%, compared to the same period in 2017. Trust income was up as a result of new business, higher fees, and higher trust valuations. Equity markets were up since December 31, 2017, which has increased trust valuations and the fees generated from their fair market values. Investment services income is dependent on new investment activity derived from the period and was up for both periods in 2018 compared to 2017. New staffing was added to this area just prior to 2017, which enabled the unit to have more contact with current customers and broaden the customer base. The full complement of personnel did increase the level of business conducted in 2018, thereby increasing the amount of commission-based revenue. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there continues to be great need for retirement, estate, small business succession planning, and personal investment services in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Service charges on deposit accounts increased by $21,000, or 6.6%, and $98,000, or 10.8%, for the three and nine months ended September 30, 2018, compared to the same periods in 2017. Overdraft service charges are the largest component of this category and comprised approximately 80% of the total deposit service charges for the three and nine months ended September 30, 2018. Total overdraft fees increased by $17,000, or 6.7%, and $74,000, or 10.2%, for the three and nine months ended September 30, 2018, compared to the same periods in 2017. Management attributes higher overdraft fee income primarily to the growth in deposit accounts and new customers. No material changes to Bank fees or policies have occurred during the period. Most of the other service charge areas showed minimal increases or decreases from the prior year.

Other service charges and fees increased by $184,000, or 56.1%, and $359,000, or 36.4%, for the three and nine months ended September 30, 2018, compared to the same periods in 2017. The quarterly and year-to-date increase is primarily due to an increase in loan administration fees that were higher by $109,000, or 75.0%, for the three-month period ended September 30, 2018, and $202,000, or 49.3%, for the nine-month period ended September 30, 2018, compared to the same periods in the prior year. These fees are higher primarily due to increased commercial loan volume in the first nine months of 2018 compared to the prior year as well as significant portfolio mortgage originations during this same time period. Mortgage origination fees increased by $58,000, or 112.1%, and $122,000, or 68.4%, for the three and nine months ended September 30, 2018, compared to the same periods in the prior year primarily due to more mortgage originations held on balance sheet as opposed to sold on the secondary market. Account analysis fees increased by $11,000, or 63.5%, and $32,000, or 62.8%, for the quarter and nine months ended September 30, 2018, compared to the same periods in the previous year, primarily as a result of increased focus on cash management customers and assessing proper fees for the services provided. The other service charges and fees area is expected to continue to grow at a faster pace than other elements of the Corporation’s fees but the percentage increase will decline going forward. Various other fee income categories increased or decreased to lesser degrees making up the remainder of the variance compared to the prior year.

Commissions increased by $75,000, or 12.9%, and $185,000, or 10.8%, for the three and nine months ended September 30, 2018, compared to the same periods in 2017. This was primarily caused by debit card interchange income, which increased by $72,000, or 14.4%, and $155,000, or 10.3%, for the three and nine months ended September 30, 2018, compared to the same periods in 2017. The interchange income is a direct result of the volume of debit card transactions processed and this income increases as customer accounts increase or as customers utilize their debit cards to a higher degree. In addition, credit card commissions from merchant customers increased by $12,000, or 28.7%, and $29,000, or 25.7%, for the three and nine months ended September 30, 2018, compared to the same periods in 2017 as a result of increased activity.

For the three months ended September 30, 2018, $7,000 of gains on securities transactions were recorded compared to gains of $170,000 for the same period in 2017. For the nine months ended September 30, 2018, $26,000 of gains on securities transactions were recorded compared to gains of $417,000 for the nine months ended September 30, 2017. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses recorded by the Corporation depend heavily on market pricing and the volume of security sales. Generally, the lower U.S. Treasury yields go, the more management will be motivated to pursue taking gains from the sale of securities. However, these market opportunities are evaluated subject to the Corporation’s other asset liability measurements and goals. The yield curve in the first nine months of 2017 provided better opportunities to take gains out of the portfolio than during the first nine months of 2018. Management actively sold some securities at losses in 2018 to reposition the portfolio for better rates-up performance. Management expects to incur limited amounts of net losses on securities transactions throughout the remainder of 2018, as most bonds are being sold to reposition the portfolio to take advantage of expected interest rate increases.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Gains on the sale of mortgages were $515,000 for the three-month period ended September 30, 2018, compared to $510,000 for the same period in 2017, a $5,000, or 1.0% increase. Gains on the sale of mortgages for the nine months ended September 30, 2018, decreased by $200,000, or 15.4%, compared to the same period in 2017. While secondary mortgage financing activity generally drives the gains on the sale of mortgages, in 2018 the gains were lower as a result of reduced margins on the mortgages sold compared to the prior year’s period. Mortgage activity was not diminished as a result of higher short-term interest rates as mortgage rates are generally priced off the 10-year U.S. Treasury, which has not increased to the extent that short-term interest rates have. Management anticipates that gains throughout the remainder of 2018 may continue at a lower level compared to the prior year due to concerns of higher long-term rates and lower margins received on the mortgages that are being sold.

For the three months ended September 30, 2018, earnings on bank-owned life insurance (BOLI) increased by $16,000, or 9.4%, and for the nine months ended September 30, 2018, earnings on BOLI increased by $963,000, or 187.4%, compared to the same periods in 2017. The large year-to-date increase in BOLI income was caused by $913,000 of insurance proceeds received in the first quarter of 2018 due to the death of a participant. The amount of BOLI income is generally dependent upon the actual return of the policies, the insurance cost components, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses.

The miscellaneous income category increased by $5,000, or 4.4%, for the three months ended September 30, 2018, and $93,000, or 25.1%, for the nine months ended September 30, 2018, compared to the same periods in 2017. The primary reason for the increase in miscellaneous income was an increase in net mortgage servicing income and credit enhancement fees which were up $9,000, or 24.6%, and $7,000, or 52.5%, respectively, for the three months ended September 30, 2018, and $35,000, or 31.8%, and $21,000, or 63.5%, for the nine months ended September 30, 2018, compared to the same periods in 2017.

Operating Expenses

Operating expenses for the third quarter of 2018 were $8,071,000, an increase of $424,000, or 5.5%, compared to the $7,647,000 for the third quarter of 2017. For the year-to-date period ended September 30, 2018, operating expenses totaled $24,122,000, an increase of $1,242,000, or 5.4%, compared to the same period in 2017. The following tables provide details of the Corporation’s operating expenses for the three and nine-month periods ended September 30, 2018, compared to the same periods in 2017.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017
	$	$	$	%
Salaries and employee benefits	5,197	4,840	357	7.4
Occupancy expenses	624	624	—	—
Equipment expenses	296	299	(3)	(1.0)
Advertising & marketing expenses	147	143	4	2.8
Computer software & data processing expenses	590	575	15	2.6
Bank shares tax	226	215	11	5.1
Professional services	438	377	61	16.2
Other operating expenses	553	574	(21)	(3.7)
Total Operating Expenses	8,071	7,647	424	5.5

OPERATING EXPENSES
(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017
	$	$	$	%
Salaries and employee benefits	15,378	14,370	1,008	7.0
Occupancy expenses	1,889	1,828	61	3.3
Equipment expenses	875	878	(3)	(0.3)
Advertising & marketing expenses	583	539	44	8.2
Computer software & data processing expenses	1,708	1,654	54	3.3
Bank shares tax	669	644	25	3.9
Professional services	1,376	1,260	116	9.2
Other operating expenses	1,644	1,707	(63)	(3.7)
Total Operating Expenses	24,122	22,880	1,242	5.4

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise approximately 64% of the Corporation’s total operating expenses. For the three months ended September 30, 2018, salaries and benefits increased $357,000, or 7.4%, from the same period in 2017. For the nine months ended September 30, 2018, salaries and benefits increased $1,008,000, or 7.0%, compared to the nine months ended September 30, 2017. Salaries increased by $285,000, or 7.8%, and employee benefits increased by $72,000, or 6.1%, for the three months ended September 30, 2018, compared to the same period in 2017. For the nine months ended September 30, 2018, salary expense increased by $978,000, or 9.2%, while employee benefits increased by $30,000, or 0.8%, compared to the nine months ended September 30, 2017. Salary costs were higher primarily due to increased staffing levels and merit-based increases. Employee benefits expense was held to a minimum increase for the first nine months of 2018 due to a combination of lower pension costs, and reduced training, recruitment and other personnel costs. These reductions along with a low 2.1% increase in health insurance costs, resulted in a less than a 1% increase in all employee benefit costs. Salary and benefit expenses have grown primarily due to additional operational and sales positions to support the growth of the Corporation.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Occupancy expenses did not change for the quarter, but increased $61,000, or 3.3%, for the nine months ended September 30, 2018, compared to the same period in the prior year. Utilities costs increased by $47,000, or 9.1%, when comparing the nine months ended September 30, 2018, to the same period in the prior year. Snow removal costs increased by $44,000, or 145.6%, for the nine months ended September 30, 2018, compared to the same period in the prior year. Partially offsetting these increases, building repair and maintenance costs decreased by $73,000, or 39.7%, for the nine-month period in 2018 compared to 2017. Various other occupancy expense categories increased or decreased by smaller amounts making up the remainder of the year-to-date variance.

Advertising and marketing expenses increased by $4,000, or 2.8%, for the three months ended September 30, 2018, compared to the same period in 2017, and increased by $44,000, or 8.2%, for the nine months ended September 30, 2018, compared to the same period in 2017. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses increased by $24,000, or 27.3%, for the three months ended September 30, 2018, compared to the same period in the prior year, and increased by $26,000, or 7.6%, for the year-to-date period in 2018 compared to the prior year. Public relations expenses decreased by $20,000, or 35.9%, for the three months ended September 30, 2018, and increased by $18,000, or 9.2%, for the nine months ended September 30, 2018, compared to the same periods in 2017. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is highly dependent upon the execution of those strategies.

Professional services expense increased $61,000, or 16.2%, and $116,000, or 9.2%, for the three and nine-month periods ended September 30, 2018, compared to the same periods in 2017. These services include accounting and auditing fees, legal fees, and fees for other third-party services. Legal fees were $17,000 higher for the third quarter of 2018, compared to the same period of 2017, and $39,000 higher when comparing the year-to-date periods in both years. Courier services increased by $8,000, or 48.1%, and $18,000, or 35.7%, for the three and nine months ended September 30, 2018, compared to the same periods in 2017 as a result of courier services provided to customers in our newer branch communities. Other outside service fees increased by $30,000, or 19.0%, and $3,000, or 0.6%, for the three and nine months ended September 30, 2018, compared to the year-to-date period in 2017. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Income Taxes

Prior to 2018, the majority of the Corporation’s income was taxed at a corporate rate of 34% for Federal income tax purposes. In December of 2017, the Tax Cuts and Jobs Act lowered the corporate tax rate from 34% to 21% effective for 2018 and years going forward. For the nine months ended September 30, 2018, the Corporation recorded Federal income tax expense of $960,000, compared to $935,000 for the nine months ended September 30, 2017. The effective tax rate for the Corporation was 11.3% for the nine months ended September 30, 2018, compared to 14.0% for the same period in 2017. The Corporation’s effective tax rate has historically been maintained at low levels primarily due to a relatively high level of tax-free municipal bonds held in the securities portfolio. The fluctuation of the effective tax rate will occur as a result of total tax-free revenue as a percentage of total revenue. The lower effective tax rate for the year-to-date period in 2018 was primarily caused by the lower Federal corporate tax rate as well as a higher percentage of tax-free income that was elevated by $913,000 of BOLI death benefit recognized in the first quarter of 2018.

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

The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation’s Holding Company has very limited taxable corporate net income activities. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is subject to Pennsylvania Bank Shares Tax. Like Federal Corporate income tax, the Pennsylvania Bank Shares Tax is a significant expense for the Corporation, amounting to $669,000 in the first nine months of 2018 compared to $644,000 in 2017. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of September 30, 2018, the Corporation had $295.3 million of securities available for sale, which accounted for 27.8% of assets, compared to 30.4% as of December 31, 2017, and 31.2% as of September 30, 2017. Based on ending balances, the securities portfolio decreased 6.3% from September 30, 2017, and 6.0% from December 31, 2017.

The securities portfolio was showing a net unrealized loss of $10,361,000 as of September 30, 2018, compared to an unrealized loss of $4,842,000 as of December 31, 2017, and an unrealized loss of $3,381,000 as of September 30, 2017. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates. The 10-year U.S. Treasury yield was 2.33% as of September 30, 2017, 2.40% as of December 31, 2017, and 3.05% as of September 30, 2018. The higher Treasury rates since December 31, 2017 have caused a decrease in market valuation, which has resulted in the larger unrealized loss recorded at September 30, 2018 compared to December 31, 2017 and September 30, 2017.

The table below summarizes the Corporation’s amortized cost, unrealized gain or loss position, and fair value for each sector of the securities portfolio for the periods ended September 30, 2018, December 31, 2017, and September 30, 2017.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD
(DOLLARS IN THOUSANDS)
		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
September 30, 2018
U.S. government agencies	35,083	(1,593)	33,490
U.S. agency mortgage-backed securities	48,542	(2,292)	46,250
U.S. agency collateralized mortgage obligations	56,545	(2,001)	54,544
Asset-backed securities	7,772	(25)	7,747
Corporate bonds	59,748	(1,503)	58,245
Obligations of states and political subdivisions	98,025	(2,966)	95,059
Total debt securities, available for sale	305,715	(10,380)	295,335
Equity securities (a)	5,770	19	5,789
Total securities	311,485	(10,361)	301,124

December 31, 2017
U.S. government agencies	35,101	(749)	34,352
U.S. agency mortgage-backed securities	52,981	(908)	52,073
U.S. agency collateralized mortgage obligations	55,493	(852)	54,641
Corporate bonds	61,334	(565)	60,769
Obligations of states and political subdivisions	114,047	(1,804)	112,243
Total debt securities	318,956	(4,878)	314,078
Equity securities	5,547	36	5,583
Total securities	324,503	(4,842)	319,661

(a)	As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for sale.

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

Interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income securities portfolio. There are also a number of other market factors that impact bond prices. It is likely the Federal Reserve could act to increase rates one more time during 2018. During 2017, the Federal Reserve increased short-term rates three times, but mid and long-term U.S. Treasury rates did not increase at the same speed, so there was a general flattening of the yield curve throughout 2017. The 10-year U.S. Treasury rate ran up to a 2017 high of 2.62% in March and then slowly retreated until hitting the year’s low of 2.05% in early September and then increasing until the end of the year finishing at 2.40% as of December 31, 2017. In 2018, the 10-year U.S. Treasury rate slowly increased to a May high of 3.11%, declined during the remainder of the second quarter and during the first part of the third quarter, and finished at 3.05% as of September 30, 2018. Management believes that U.S. Treasury rates will slowly increase throughout the remainder of 2018 with one more anticipated Federal Reserve rate increase. Beyond interest rate movements, there are also a number of other factors that influence bond pricing including regulatory changes, financial performance of issuers, changes to credit rating of insurers of bonds, changes in market perception of certain classes of securities, and many more. Management monitors the changes in interest rates and other market influences to assist in management of the securities portfolio.

Any material increase in market interest rates would have a negative impact on the market value of the Corporation’s fixed income debt securities. As of September 30, 2018, approximately 91.0% of the Corporation’s debt securities were fixed rate securities with the other 9.0% variable rate. The variable rate instruments generally experience very little impact to valuation based on a change in rates, whereas the impact of an increase in market interest rates will vary on the fixed rate securities according to type of bond, length and structure of each instrument. The municipal bond sector is the largest of the portfolio and, as a result, management will closely monitor the 10-year U.S. Treasury yield due to its impact on these securities. The other sectors of the portfolio have shorter lives and duration and would be more influenced by the 2-year and 5-year U.S. Treasury rates. It is anticipated that the current unrealized losses could grow if market rates do increase during the remainder of the year, either in anticipation of a Federal Reserve rate move, or after a rate increase.

The Corporation’s effective duration increased slightly in the third quarter of 2018, from 3.3 to 3.4. Effective duration is a measurement of the length of the securities portfolio with a higher level indicating more length and more exposure to an increase in interest rates. The securities portfolio base case effective duration 3.3 as of September 30, 2017, and December 31, 2017, and increased only slightly to 3.4 as of September 30, 2018. Duration is expected to remain stable or decline slightly throughout the remainder of 2018. The Corporation sold a number of longer municipal holdings in the fourth quarter of 2017 resulting in a lower effective duration. It will be more difficult to reduce duration materially throughout the remainder of 2018 as the pass-through structures of MBS and CMO instruments typically lengthen in periods of rising rates as principal payments slow. Management also continues to utilize a significant cash position outside of the portfolio, as well as lower duration corporate bonds to offset the duration of the longer municipal bonds.

Management’s actions to maintain reasonable effective duration of the securities portfolio are part of a broader asset liability plan to continually work to mitigate future interest rate risk and fair value risk to the Corporation. Part of that strategy is to retain higher levels of cash and cash equivalents to increase liquidity and provide an immediate hedge against higher interest rates and fair value risk. However, despite taking actions to mitigate the Corporation’s future risk, these risks are inherent to the banking model. Unrealized gains and losses on securities will vary significantly according to market forces. Management’s focus will continue to be on the long-term performance of these securities. While management has and will continue to take gains from the portfolio when opportunities exist, the broader securities strategy remains to buy and hold debt securities until maturity. Because market interest rates were generally rising since September 30, 2017, there was less opportunity to realize gains from the sales of securities and therefore activity declined. As a result, gains from the sales of securities were down significantly for both the third quarter and first nine months of 2018 compared to the prior year’s periods.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book and fair market value of $5.4 million. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price. The Corporation also has a small portfolio of bank stocks with a book value of $396,000 and fair market value of $415,000 as of September 30, 2018. The equity holdings make up 1.9% of the Corporation’s securities available for sale.

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

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)
	Period Ending
	September 30, 2018		December 31, 2017		September 30, 2017
	$	%	$	%	$	%

U.S. government agencies	33,490	11.1	34,352	10.8	28,647	8.9
U.S. agency mortgage-backed securities	46,250	15.4	52,073	16.3	53,583	16.7
U.S. agency collateralized mortgage obligations	54,544	18.1	54,641	17.1	54,038	16.9
Asset-backed securities	7,747	2.6	—	—	—	—
Corporate debt securities	58,245	19.3	60,769	19.0	57,136	17.8
Obligations of states and political subdivisions	95,059	31.6	112,243	35.1	121,673	37.9
Equity securities (a)	5,789	1.9	5,583	1.7	5,618	1.8

Total securities	301,124	100.0	319,661	100.0	320,695	100.0

(a)	As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for sale.

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

The Corporation’s U.S. government agency sector increased by $4.8 million, or 16.9%, since September 30, 2017, with the weighting increased from 8.9% of the portfolio to 11.1%. In the past, management’s goal was to maintain agency securities at approximately 15% of the securities portfolio. In the current rate environment, management is comfortable maintaining agencies at a level of approximately 10% of the portfolio. This sector is also important in maintaining adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as a foundational portion of the portfolio.

The Corporation’s U.S. agency MBS and CMO sectors have decreased in total since September 30, 2017, and the weightings have changed with significantly more CMOs and less MBS as of September 30, 2018, compared to September 30, 2017. The Corporation’s CMO portfolio has remained stable, while MBS balances have decreased by $7.3 million, or 13.7%, when comparing September 30, 2018, to balances at September 30, 2017. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow of approximately $1.5 million. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS and CMO securities is reasonably stable and as a group is material, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities.

As of September 30, 2018, the fair value of the Corporation’s corporate bonds increased by $1.1 million, or 1.9%, from balances at September 30, 2017. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. In the prolonged period of historically low interest rates, the municipal bond sector has outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. However, due to the decrease in the Federal tax rate as enacted by the Tax Cuts and Jobs Act, municipal yields do not outperform the other segments of the securities portfolio to the same degree as years prior to 2018. While the tax-equivalent yields are still good, the benefit of the tax-free income was impacted resulting in the sales of a number of municipal bonds in the fourth quarter of 2017. Additional municipal securities were sold throughout 2018 to help provide needed liquidity and to reposition the portfolio for better rates-up performance. Due to these sales, the fair market value of municipal holdings has decreased by $26.6 million, or 21.9%, from September 30, 2017 to September 30, 2018. Municipal bonds represented 31.6% of the securities portfolio as of September 30, 2018, compared to 37.9% as of September 30, 2017. The Corporation’s investment policy limits municipal holdings to 125% of Tier 2 capital. As of September 30, 2018, municipal holdings amounted to 86% of Tier 2 capital.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

By policy, management is to identify and recommend whether to hold or sell securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase, or below investment grade. Management monitors the security ratings on a monthly basis and reviews quarterly with the Board of Directors. Management, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines or below investment grade based on the expectation of recovery of market value or improved performance. At this time management has elected, and the Board has approved, holding all securities that have fallen below initial policy guidelines. As of September 30, 2018, no securities have fallen below investment grade.

As of September 30, 2018, thirty-one of the thirty-two corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 97.4% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of September 30, 2018, all but two of the corporate bonds had at least one A3 or A- rating by one of the two predominate credit rating services, Moody’s and S&P. These two corporate bonds were from the same issuer and had a total book value of $3.1 million, and did not have an A3 or A- rating as of September 30, 2018. These bonds were rated Moody’s Baa1 and S&P BBB+, which are two levels above the minimum required to be considered investment grade. Management conducts ongoing monitoring of these bonds and has chosen to continue to hold these bonds with Board approval. In addition, there are ten corporate bond instruments that have split ratings with the highest rating within the Corporation’s initial purchase policy guidelines and the lower rating outside of management guidelines, but all are still investment grade. The ten bonds have a book value of $19.0 million with a $582,000 unrealized loss, or 3.1% decline, as of September 30, 2018. Management conducts ongoing monitoring of these bonds with the Board approving holding these securities on a quarterly basis. Currently, there are no indications that any of these bonds would discontinue contractual payments.

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of September 30, 2018, no municipal bonds carried a credit rating under these levels.

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

Loans

Net loans outstanding increased by 14.5%, to $659.3 million at September 30, 2018, from $576.0 million at September 30, 2017. Net loans increased by 11.9%, an annualized rate of 15.8%, from $589.3 million at December 31, 2017. The following table shows the composition of the loan portfolio as of September 30, 2018, December 31, 2017, and September 30, 2017.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)
	September 30,		December 31,		September 30,
	2018		2017		2017
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	100,871	15.1	90,072	15.1	90,468	15.0
Agriculture mortgages	157,057	23.6	152,050	25.5	150,269	26.8
Construction	19,245	2.9	18,670	3.1	18,762	3.3
Total commercial real estate	277,173	41.6	260,792	43.7	259,499	45.1

Consumer real estate (a)
1-4 family residential mortgages	207,992	31.2	176,971	29.7	168,984	28.9
Home equity loans	10,328	1.6	11,181	1.9	11,457	1.9
Home equity lines of credit	64,151	9.6	61,104	10.2	57,991	9.9
Total consumer real estate	282,471	42.4	249,256	41.8	238,432	40.7

Commercial and industrial
Commercial and industrial	54,836	8.2	41,426	6.9	41,724	7.3
Tax-free loans	23,008	3.5	20,722	3.5	19,632	2.9
Agriculture loans	19,274	2.9	18,794	3.2	18,487	3.1
Total commercial and industrial	97,118	14.6	80,942	13.6	79,843	13.3

Consumer	9,471	1.4	5,320	0.9	5,166	0.9

Total loans	666,233	100.0	596,310	100.0	582,940	100.0
Less:
Deferred loan fees (costs), net	(1,536)		(1,243)		(1,137)
Allowance for loan losses	8,428		8,240		8,028
Total net loans	659,341		589,313		576,049

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $117,655,000 as of September 30, 2018, $98,262,000 as of December 31, 2017, and $90,123,000 as of September 30, 2017.

There was significant growth in the loan portfolio since September 30, 2017, and December 31, 2017. All loan categories showed an increase in balances, except for home equity loans from both September 30, 2017 and December 31, 2017. All areas of the loan portfolio experienced significant growth in the third quarter of 2018 with balances growing in the four major categories of commercial real estate, consumer real estate, commercial and industrial, and consumer loans.

In terms of all loans secured by real estate, the total of all categories of real estate loans comprises 84.0% of total loans as of September 30, 2018. At $277.2 million, commercial real estate is the largest category of the loan portfolio, consisting of 41.6% of total loans. This category includes commercial mortgages, agriculture mortgages, and construction loans, all of which increased from balances as of September 30, 2017. Commercial real estate loans increased from $259.5 million as of September 30, 2017, to $277.2 million as of September 30, 2018, a $17.7 million, or 6.8% increase.

Agricultural mortgages increased $6.8 million, or 4.5%, from $150.3 million as of September 30, 2017, to $157.1 million as of September 30, 2018. The increase in agricultural mortgages was caused by an increase in the pipeline of agricultural projects, primarily broiler houses that started in the latter part of 2017. These loans are now closing as some farmers are moving ahead with projects that may have been on hold for a period of time. The pace of new broiler houses has been moderate in 2018, but it is likely this pace will slow in 2019 due to the amount of new broiler houses brought on line in the last two years. Dairy lending remains constrained with milk prices at three-year lows. There have been overcapacity issues with some consolidation of the area’s larger milk producers. Several dairy farmers have left the industry or are in the process of doing so. Egg prices have improved in 2018, with average prices materially above the 2017 average. Approximately 45% of the Corporation’s agricultural purpose loans support dairy operations while another 25% are either broiler or egg producers. Management believes the level of agricultural mortgages will steadily increase aided by the Corporation’s renewed focus on the agricultural community and a full staff ready to meet agriculture lending needs but challenged by the declining economic conditions for farmers in the local market area.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Commercial mortgages increased the most within the commercial real estate area with a $10.4 million, or 11.5% increase from balances at September 30, 2017. Although balances have increased, the commercial mortgages as a percentage of the total loan portfolio have remained stable at 15.1%. New loan production in this segment is currently outpacing normal principal payments, paydowns, and payoffs. The commercial real estate market environment is showing slow growth in the Corporation’s market area but more competition is vying for this business. Management expects commercial real estate loans to remain stable as a percentage of the Corporation’s loans for the remainder of 2018.

The Corporation experienced only small increases in commercial construction because a number of construction projects completed and were converted into permanent financing. The Corporation originated just enough new construction contracts to replace those that rolled off. Management was experiencing some demand for smaller residential builds like construction on existing lots but no new large scale projects. Commercial construction loans increased by $0.5 million, or 2.6%, from September 30, 2017 to September 30, 2018.

Consumer real estate loans make up 42.4% of the total loan portfolio with balances of $282.5 million as of September 30, 2018, a marked increase from 40.7% of the portfolio as of September 30, 2017. These loans include 1-4 family residential mortgages, home equity term loans, and home equity lines of credit. Personal residential mortgages account for 73.6% of total residential real estate loans and 31.2% of total loans, up from 70.9% and 28.9% respectively, as of September 30, 2017. Traditional 1-4 family residential mortgages originated from and held by the Corporation have consistently been the largest single product of the Corporation’s loan portfolio. During 2017 and through the first nine months of 2018, the Corporation experienced significant increases in both portfolio and secondary market production. The growth was driven by a favorable refinancing and new construction housing market with continued historically low mortgage rates. By the second quarter of 2017, the mortgage unit of the Bank was fully staffed and some additional origination lines had been established with other partnering PA banks, resulting in more mortgage production. The Bank’s hiring of several experienced loan originators in early 2017 has resulted in over 50% of mortgage volume coming from external referral sources such as builders or realtors. Management has also benefited from a full line of adjustable rate mortgages (ARMs) that were highly sought after by customers. The volume of residential mortgage production since September 30, 2017, led to a 23.1% increase in 1-4 family residential mortgage balances along with a significant shift from fixed rate loans to ARMs climbing from 36% of the residential loan portfolio as of September 30, 2017, to 41% at September 30, 2018. This shift in production has decreased the Bank’s interest rate risk profile and this trend is expected to continue throughout the remainder of 2018. Total personal residential mortgage balances increased by $39.0 million, or 23.1%, from September 30, 2017 to September 30, 2018, and $31.0 million, or 17.5%, from December 31, 2017 to September 30, 2018.

The Corporation offers fixed rate mortgages, the majority of which have terms of 20 years or shorter and adjustable rate mortgages (ARMs) with an initial fixed rate period of 10 years or less.  Management will generally sell any mortgage originated with a fixed rate term over 20 years.  The majority of the fixed rate mortgages are sold with servicing retained.  In the first nine months of 2018, purchase money origination constituted 76% of the Corporation’s mortgage originations with construction-only and construction-permanent loans making up 41% of the origination amount.  The growth of the Corporation’s held-for-investment portfolio continued to be concentrated in its ARM products; ARM balances were $16.8 million, or 24.2% higher compared to December 31, 2017, while the fixed rate balances grew by $6.3 million, or 8.9%, during the same time period.   During the first nine months of 2018, 15% of all ARMs booked were 10/1 ARMs, 56% were 7/1 ARMs, and 29% were 5/1 ARMs.  The ARM product is beneficial to the Corporation as it limits the interest rate risk to a much shorter time period.  The ARM loans have continued to grow rapidly as a percentage of the portfolio, amounting to almost 53% of the total personal mortgages held by the Corporation as of September 30, 2018.  As of September 30, 2018, the Corporation had $86.0 million of ARMs held in the portfolio. Based on the rising interest rate environment and mortgage activity to date in 2018, management believes it will be difficult to achieve the 2017 level of mortgage production and gains.

Second mortgages and home equity loans, fixed or variable rate, make up the remainder of the Corporation’s residential real estate loans. The purposes of these loans can vary but for this analysis the loan type and form of lien and collateral govern the placement of these loans under home equity loans. Requests for fixed-rate home equity loans have been very light during this prolonged period of historically low rates, while home equity lines of credit, which float on the Prime rate, have been the preferred home equity financing. The growth of the Corporation’s home equity lines of credit was strong during 2017 and then slowed down in the first nine months of 2018 as a result of higher interest rates resulting in fewer new lines as well as less draws on existing lines. The Corporation does offer an attractive introductory rate on home equity lines of credit which is currently set at 2.99%. This introductory rate was 1.99% until February of 2018 when it was increased due to the increase in short-term rates that has happened over the course of the past eight Federal Reserve rate increases. After the six-month introductory period, the home equity line reverts to Prime or Prime plus a margin depending on the strength of the borrower. Home equity lines of credit increased from $58.0 million on September 30, 2017, to $64.2 million on September 30, 2018, a $6.2 million, or 10.7% increase.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation expects slower growth to occur throughout the remainder of 2018 as interest rates continue to rise and consumers turn to fixed rates to fulfill their funding needs. It is expected that when the Federal Reserve acts to increase the overnight rate again, and the Prime rate increases, the reaction will be that floating rate loans will become less attractive to borrowers who will act to protect themselves against further rate increases by converting to a fixed rate loan. Since September 30, 2017, the fixed rate home equity loans have decreased by $1.1 million, or 10.9%, and are expected to increase slightly throughout the remainder of 2018 given the likelihood of more Federal Reserve rate increases. Management anticipates moderate growth in the residential real estate area throughout the remainder of 2018 as longer term rates have remained lower than anticipated and management continues to add resources in an effort to further expand the mortgage department, which remains an area of strategic focus for the Corporation.

Commercial loan balances not secured by real estate are significantly smaller than the Corporation’s commercial loan balances secured by real estate portfolio. These commercial and industrial loans, referred to as C&I loans, are generally extended based on the health of the commercial borrower. They include both fixed rate loans and Prime-based variable rate loans. The variable rate loans are generally in the form of a business line of credit. The Corporation’s security position as to these loans can be further strengthened by obtaining the personal guarantees of the owners. This is a preferred approach to commercial accounts as it allows the Corporation to pursue assets of the owner in addition to assets of the commercial entity. Management can also obtain additional collateral by securing the inventory of the business. The portfolio of all types of C&I loans showed an increase of $17.3 million, or 21.6%, from September 30, 2017 to September 30, 2018. As of September 30, 2018, this category of commercial loans was made up of $54.8 million of C&I loans (outside of tax-free and agricultural loans), $23.0 million of tax-free loans, and $19.3 million of agriculture loans. In the case of the Corporation, all of the $23.0 million of tax-free loans are to local municipalities. C&I loans increased by $13.1 million, or 31.4%, since September 30, 2017, tax-free loans increased by $3.4 million, or 17.2%, and agriculture loans increased by $0.8 million, or 4.3%, compared to balances at September 30, 2017.

The consumer loan portfolio increased to $9.5 million at September 30, 2018, from $5.2 million at September 30, 2017. Consumer loans made up 1.4% of total loans on September 30, 2018, and 0.9% on September 30, 2017. The increase in consumer loans since September 30, 2017, was primarily due to a $5.0 million consumer purpose loan made to a high net worth customer in the second quarter of 2018. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans that are generally unsecured. The new $5.0 million consumer loan was secured. Slightly higher demand for unsecured credit is just slightly outpacing principal payments on existing loans resulting in the small increase in balances. Management anticipates that the Corporation’s level of consumer loans will likely remain stable as a percentage of the portfolio, as the need for additional unsecured credit is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)
	September 30	December 31,	September 30
	2018	2017	2017
	$	$	$

Nonaccrual loans	1,018	393	687
Loans past due 90 days or more and still accruing	102	440	254
Troubled debt restructurings	—	245	263
Total non-performing loans	1,120	1,078	1,204

Other real estate owned	—	—	—

Total non-performing assets	1,120	1,078	1,204

Non-performing assets to net loans	0.17%	0.18%	0.21%

The total balance of non-performing assets decreased by $84,000, or 7.0%, from September 30, 2017 to September 30, 2018, but increased by $42,000, or 3.9%, from December 31, 2017 to September 30, 2018. The increase from the prior year was due to higher levels of nonaccrual loans partially offset by lower levels of loans past due 90 days or more and troubled debt restructurings. Management continues to monitor delinquency trends and the level of non-performing loans closely. At this time, management believes that the potential for material losses related to non-performing loans is increasing with the level of delinquencies slightly higher than those experienced in 2017.

There was no other real estate owned (OREO) as of September 30, 2018, December 31, 2017, or September 30, 2017.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the nine-month periods ended September 30, 2018 and September 30, 2017. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)
	Nine Months Ended
	September 30,
	2018	2017
	$	$

Balance at January 1,	8,240	7,562
Loans charged off:
Real estate	244	—
Commercial and industrial	110	14
Consumer	26	16
Total charged off	380	30

Recoveries of loans previously charged off:
Real estate	(30)	(20)
Commercial and industrial	(61)	(21)
Consumer	(7)	(5)
Total recovered	(98)	(46)
Net loans charged-off (recovered)	282	(16)

Provision charged to operating expense	470	450

Balance at June 30,	8,428	8,028

Net (charge-offs) recoveries as a % of average total loans outstanding	-(0.05% )	(0.00% )

Allowance at end of period as a % of total loans	1.26%	1.37%

Charge-offs for the nine months ended September 30, 2018, were $380,000, compared to $30,000 for the same period in 2017. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first nine months of 2018, the Corporation charged off $224,000 related to a single real estate secured business and $100,000 related to a separate commercial and industrial borrower. Recoveries were higher in the first nine months of 2018 as the Corporation recovered $48,000 on a commercial and industrial loan and another $28,000 from a real estate secured loan. These recoveries came in during the third quarter of 2018. In the first nine months of 2017, only small loans classified as commercial and industrial loans as well as several small consumer loans were charged off. Recoveries exceeded charge-offs in the nine months ended September 30, 2017.

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

The Corporation’s level of classified loans on September 30, 2018, was down $5.1 million, or 24.3%, from the balance as of September 30, 2017. The Corporation’s total classified loans based on outstanding balances were $15.9 million as of September 30, 2018, $16.6 million as of December 31, 2017, and $21.0 million as of September 30, 2017. Total classified loans last materially increased in the first quarter of 2017 when a large business relationship with over $5 million of loan balances was classified as substandard. In addition, a $2 million agricultural relationship was also placed on substandard in March 2017. However, in April of 2017, the Corporation received a $1.7 million payoff on the $2 million substandard agricultural relationship. Classified loans grew further in the second quarter as two agricultural relationships with balances of $3.3 million were classified as substandard, along with two business customers with $2 million of loan balances. During the third quarter of 2017, payoffs were received on two classified loan relationships which materially reduced the level of classified loans. Since then, classified loans have remained at lower levels for the past four quarters ending September 30, 2018.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. There was $116,000 of specifically allocated allowance against the classified loans as of September 30, 2018, and no specific allocation as of December 31, 2017, or September 30, 2017. Typically, as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation continues to experience low net charge-off percentages due to strong credit practices even though charge-offs in the first nine months of 2018 were higher than 2017. Management continually monitors delinquencies, classified loans, and non-performing loans closely in regard to how they may impact charge-offs in the future. Management is not aware of any other significant charge-offs that will occur in the remainder of 2018, but it is likely that a few smaller balance loans will need to be charged off. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

The allowance as a percentage of total loans was 1.26% as of September 30, 2018, 1.38% as of December 31, 2017, and 1.37% as of September 30, 2017. Management anticipates that the allowance percentage will remain fairly stable during the remainder of 2018, as the allowance balance is increased with additional provision expense to account for loan growth throughout the year. It is typical for the allowance for loan losses to contain a small amount of excess reserves. Management desires that the amount of excess reserve in the allowance for loan losses be maintained between 5% and 10%. The excess reserve stood at 5.1% as of September 30, 2018.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, increased by $1.3 million, or 5.3%, to $25.7 million as of September 30, 2018, from $24.4 million as of September 30, 2017. As of September 30, 2018, $85,000 was classified as construction in process compared to $1,285,000 as of September 30, 2017. Fixed assets increased as a result of the Corporation’s twelfth full-service branch office opened in Strasburg, PA in the first quarter of 2018.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $6.4 million of regulatory stock holdings as of September 30, 2018, consisted of $6.2 million of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding FHLB borrowings and mortgage activity. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $6.2 million on September 30, 2018, $5.6 million on December 31, 2017, and $6.0 million on September 30, 2017, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

The 2018 dividend declarations made on FHLB stock by FHLB of Pittsburgh were at a 6.75% annualized yield on activity stock and 3.50% annualized yield on membership stock. In 2017, the FHLB dividend yield was 5.00% annualized on activity stock and 2.00% annualized on membership stock. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB.

Deposits

The Corporation’s total ending deposits at September 30, 2018, increased by $24.4 million, or 2.8%, and by $52.1 million, or 6.2%, from December 31, 2017, and September 30, 2017, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity markets continued to lead customers to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since September 30, 2017, with the changes being a $44.8 million, or 14.9% increase in non-interest bearing demand deposit accounts, a $0.1 million, or 0.5% increase in interest bearing demand accounts, a $8.0 million, or 10.2% increase in NOW balances, a $3.8 million, or 3.9% increase in money market balances, a $9.1 million, or 4.8% increase in savings account balances, and a $13.7 million, or 9.2% decrease in time deposit balances.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The growth across most categories of core deposit accounts is a direct result of the opening of new branch offices as well as the expansion of business at existing branch offices. The Corporation has gained many new customers as a result of being a long-standing safe community bank known for offering understandable financial products and services with lower fees. While the prolonged historically low interest rates helped the Corporation in growing core deposits in 2016 and prior years, this has slowed down in the latter part of 2017 and during the first nine months of 2018 due to the Federal Reserve rate increases that have given customers more bank-related options in the market. While customers still view demand deposit, money market and savings accounts as the safest, most convenient place to maintain funds for maximum flexibility, there are more opportunities to invest in other funds outside of banks that can now compete with higher interest rates. Management believes it will be more of a challenge throughout 2018 to maintain and grow deposit balances in these account types as interest rates continue to rise.

The Deposits by Major Classification table, shown below, provides the balances of each category for September 30, 2018, December 31, 2017, and September 30, 2017.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2018	2017	2017
	$	$	$

Non-interest bearing demand	346,827	314,917	301,978
Interest bearing demand	19,379	20,230	19,279
NOW accounts	86,031	86,758	78,061
Money market deposit accounts	103,080	105,994	99,235
Savings accounts	197,075	189,169	188,015
Time deposits	134,785	145,664	148,513
Brokered time deposits	3,749	3,745	3,744
Total deposits	890,926	866,477	838,825

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

The Corporation has been a stable presence in the local market area that has experienced several large bank mergers over the past several years. Three new convenient locations were added since 2016, significantly expanding the Corporation’s footprint, with a presence in three counties with a total of thirteen branch locations. The Corporation has a history of offering competitive interest rates and fair and understandable service fees because of a strong commitment to the customers and the communities that it serves. Management has always priced products and services in a manner that makes them affordable for all customers. This in turn creates a high degree of customer loyalty and a stable deposit base. Additionally, as financial institutions have come under increased scrutiny from both regulators and customers, the Corporation has maintained an outstanding reputation. Management believes the Corporation’s deposit base has benefited as a result of a growing desire by customers to seek a longstanding, reliable financial institution as a partner to meet their financial needs.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of September 30, 2018, time deposit balances, excluding brokered deposits, had decreased $10.9 million, or 7.5%, and $13.7 million, or 9.2%, from December 31, 2017 and September 30, 2017, respectively. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas. More recently, the declines in time deposits have been the result of customers seeking higher available market interest rates as more financial institutions begin offering time deposit specials. Management anticipates that the recent declines in time deposits will likely continue as interest rates increase.

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

Borrowings

Total borrowings were $69.4 million, $65.9 million, and $68.4 million as of September 30, 2018, December 31, 2017, and September 30, 2017, respectively. Of these amounts, $1.1 million reflects short-term funds for September 30, 2018, with no short-term funds outstanding as of December 31, 2017, or September 30, 2017. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $68.4 million as of September 30, 2018, $65.9 million as of December 31, 2017, and $68.4 million as of September 30, 2017. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances at September 30, 2018, December 31, 2017, and September 30, 2017. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances typically at rate savings. After eight Federal Reserve rate increases and a higher but flatter U.S. Treasury curve, all new borrowings are being initiated at higher interest rates. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of September 30, 2018, the Corporation was significantly under this policy guideline at 6.5% of asset size with $69.4 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of September 30, 2018, the Corporation was significantly under this policy guideline at 70.0% of capital with $69.4 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings well within these policy guidelines throughout all of 2017 and through the first nine months of 2018.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $376.7 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of September 30, 2018	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	14.6%	8.0%	10.0%
Bank	14.3%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.5%	6.0%	8.0%
Bank	13.2%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.5%	4.5%	6.5%
Bank	13.2%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.1%	4.0%	5.0%
Bank	10.0%	4.0%	5.0%

As of December 31, 2017
Total Capital to Risk-Weighted Assets
Consolidated	15.0%	8.0%	10.0%
Bank	14.8%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	13.8%	6.0%	8.0%
Bank	13.6%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	13.8%	4.5%	6.5%
Bank	13.6%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	10.1%	4.0%	5.0%
Bank	9.9%	4.0%	5.0%

As of September 30, 2017
Total Capital to Risk-Weighted Assets
Consolidated	15.4%	8.0%	10.0%
Bank	15.2%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	14.2%	6.0%	8.0%
Bank	14.0%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	14.2%	4.5%	6.5%
Bank	14.0%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.2%	4.0%	5.0%
Bank	10.1%	4.0%	5.0%

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

The Corporation’s dividends per share for the nine months ended September 30, 2018, were $0.86, a 2.4% increase over the $0.84 paid out in the first nine months of 2017. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier I capital to average assets between 10.0% and 12.0%. The Corporation’s current tier I capital ratio is 10.1%. As a secondary measurement, the capital plan also targets a long-term dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, the Corporation’s goal is to maintain and target a payout ratio within this range. For the nine months ended September 30, 2018, the payout ratio was 32.6% due to the higher earnings as a result of BOLI income. Management’s goal is to maintain all regulatory capital ratios at current levels. Future dividend payout ratios are dependent on the future level of earnings and other factors that impact the level of capital.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of September 30, 2018, the Corporation showed an unrealized loss, net of tax, of $8,200,000, compared to an unrealized loss of $3,195,000 at December 31, 2017, and an unrealized loss of $2,232,000 as of September 30, 2017. These unrealized losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. No impairment was recorded in the nine months ended September 30, 2018, or in the same prior year period. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

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

Under the rules, mortgage servicing assets (MSAs) and certain deferred tax assets (DTAs) are subject to stricter limitations than those applicable under the previous general risk-based capital rule. The rules also increased the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and made selected other changes in risk weights and credit conversion factors.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2018.

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

September 30,
2018
$
Commitments to extend credit:
Revolving home equity	88,360
Construction loans	18,744
Real estate loans	61,865
Business loans	111,711
Consumer loans	1,255
Other	8,285
Standby letters of credit	10,804

Total	301,024

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The six-month, one-year, and three-year gap ratios were within guidelines at September 30, 2018, and the five-year gap ratio was higher than corporate policy guidelines due to larger amount of loans and securities now maturing in less than five years. The five-year gap ratio was 137.7%, compared to an upper policy guidelines of 115%. All of the gap ratios are lower than the ratios as of December 31, 2017. Given the fact that we are already in a rising interest rate cycle with the likelihood of higher rates in both the near and long term forecasts, higher gap ratios would be more beneficial to the Corporation. Management remains focused on the shorter six-month and one year gap ratios which have a more immediate impact on net interest income. The higher these ratios are the more the Corporation benefits from higher market interest rates. While the shorter gap ratios are within guidelines, management would prefer higher six-month and one-year ratios to benefit more in the rising rate environment. As a result, management is planning on carrying higher cash levels in the fourth quarter to further strengthen these gap ratios.

Through the end of 2017, management was maintaining higher levels of cash and cash equivalents to assist in offsetting the Corporation’s relatively long securities portfolio. This higher cash helped to increase the gap ratios. However, with loans growing, cash and cash equivalents declined during the first nine months of 2018, with a more pronounced decline in the third quarter due to significant loan growth. While deposits have historically declined in the first quarter of every year, this year the decline lasted longer than in prior years and the recovery was not as marked as prior years, so deposit balances are higher than balances at December 31, 2017, but have grown at a slower pace. Management believes that more options are available to deposit customers after eight Federal Reserve rate increases and it is likely the growth of deposits will not be as significant in 2018. Management desires to control the cost of funds and improve the loan to deposit ratio and does have a large securities portfolio to draw liquidity from in the event deposit growth does not return. Throughout the third quarter of 2018, management did sell some securities in an effort to fund the rapid loan growth. This loan growth also contributed to bringing cash levels down. Total cash and cash equivalents were $28.2 million as of September 30, 2018, compared to $53.1 million as of December 31, 2017, and $44.2 million as of September 30, 2017. With gap ratios that are already sufficiently high, management can put more of the available cash to work earning higher returns.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The securities duration and price volatility has declined since the first quarter of 2017 up through December 31, 2017, aided by sales of longer duration municipal securities and natural aging of the portfolio. However, in the first nine months of 2018, the duration and price volatility remained fairly static due to a sharper increase in the short end of the yield curve with moderate increases in U.S. Treasury rates. This caused the prepayments on MBS and CMOs to slow making the instruments longer. Therefore, the rate environment caused the portfolio to get longer. In the fourth quarter of 2017, management began selling longer duration municipal bonds, while purchasing shorter duration taxable securities including some floating rate instruments to better position the Corporation for higher rates. This strategy was also motivated by the Tax Cuts and Jobs Act, which cut the corporate tax rate, causing the tax equivalent rate on municipal securities to decline, making these securities less attractive. Longer term municipal securities were already more exposed to sharp increases in interest rates. Without the higher tax-equivalent returns of the past, management desired to reduce the allocation of municipal bonds as a percentage of the portfolio.

It is likely that short term rates will increase further during the remainder of 2018, so management’s current position is to maintain high maturity gap percentages in preparation for higher rates, with a goal of reducing the 5-year gap ratio once several additional Federal Reserve rate increases occur. Ideally, management would like to have all gap ratios back within guidelines when the approximate midpoint of the rates-up cycle is reached. While higher gap ratios help the Corporation when interest rates do rise, the risk in maintaining high gap percentages is that, should interest rates not rise, management will have excess liquidity at lower short term rates. This is referred to as opportunity risk, whereby lower levels of income are being achieved than desired. However, this risk is lower now with a relatively flat yield curve and higher level of market rates. With the short end of the U.S. Treasury yield curve higher in yield, any excess liquidity can be invested in securities yielding significantly more than one year ago. Carrying high gap ratios in the current environment could also bring on an increased level of repricing risk should interest rates decrease, which could negatively impact the Corporation’s interest income and margin. The risk of materially lower market interest rates in the near term is viewed as very low.

The risk of liabilities repricing at higher interest rates is increasing in the present environment as the Corporation has begun to increase some deposit rates minimally. However, a large portion of the Corporation’s deposits are core deposits with little repricing expected to occur in the near future. The remainder of the Corporation’s maturing liabilities made up of time deposits and borrowings are generally repricing to slightly higher interest rates. The Corporation’s average cost of funds was 37 basis points as of September 30, 2018, which is very low from an historic perspective. However, this cost of funds will likely increase slightly throughout the remainder of 2018. The average cost of funds includes the benefit of non-interest bearing demand deposit accounts. The Corporation’s cost of funds was 32 basis points as of December 31, 2017, and 34 basis points as of September 30, 2017. The cost of funds savings slowed during 2017, with the low of 31 basis points reached in March 2017. Since then the cost of funds has increased 6 basis points to 37 basis points. Given a higher level of liabilities repricing now, management would expect the cost of funds to increase at a slightly faster pace going forward.

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

The performance of the equity markets also has a bearing on how much of the current deposits will remain at the Corporation. It is management’s observation that since the financial crisis, an element of the Corporation’s deposit customers has been reluctant to redeploy funds presently at banks back into the equity market. Investors have grown weary of the volatility of the equity markets. Negative events, primarily overseas, have caused multiple cycles of sharp equity declines followed by recoveries. The equity markets performed very well in 2017 and were stabilized after large expected correction. This caused a resurgence of customers pulling funds from deposit accounts to reinvest in the equity markets. But subsequent to September 30, 2018, there has been renewed volatility in the equity market with significant declines in October that have erased most of the gains realized during 2018. It remains to be seen whether this recent volatility will slow the reaction of deposit customers to higher market interest rates. Even with the recent weakness in the equity market, management expects it will be difficult to grow deposits going forward.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of September 30, 2018, the Corporation was within guidelines for all of the above measurements except the securities portfolio liquidity as a percentage of total assets. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 4% and 8% of total assets and as of September 30, 2018, these cash flows represented 3.6% of total assets, under the lower guidelines. When factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 4.5% of total assets, below the policy guideline of 6% - 10%.

It is important for the Corporation to prepare for a rates-up environment and having more liquidity is advantageous as funds can be reinvested in higher yielding assets faster when sufficient liquidity exists. Management carried an average of approximately $36 million of cash and cash equivalents on a daily basis throughout the first nine months of 2018, with an ending balance of $28.2 million on September 30, 2018. Management desires that the cash and cash equivalent level returns to its year-to-date average of $36 million during the fourth quarter of 2018, and would like to finish 2018 with this level in excess of $40 million. All liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

Interest Rate Risk

Interest rate risk is measured using two analytical tools:

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of September 30, 2018. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The third quarter 2018 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of September 30, 2018, the Corporation was well within guidelines for the maximum amount of net interest income change in all up-rate scenarios and was only slightly outside of guidelines in the down -150 basis point scenario. All up-rate scenarios show a positive impact to net interest income although significant improvements are not reflected until rates increase 200 or 300 basis points. The increase in net interest income in the up-rate scenarios is largely due to the increase in variable rate loans and the recent purchases of variable rate securities and the cash balances held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates. Loans that are Prime-based will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase. Additionally, deposit rates may level off more when market rates increase by 200 or 300 basis points where variable loan rates will still increase by the same amount as the Prime rate. The increases in net interest income in the up-rate scenarios are slightly lower than the increases reflected at December 31, 2017. It is unlikely that interest rates will go down, but in the event that they would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities, which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario. In the highly unlikely down -150 scenario, the Corporation’s exposure to declining net interest income is outside of policy guidelines.

Management’s primary focus remains on the most likely scenario of higher interest rates. For the rates-up 100 basis point scenario, net interest income increases by 1.9% compared to the rates unchanged scenario. In the remaining rates-up scenarios, the net interest income increases more substantially reflecting the sizable amount of the Corporation’s interest-earning assets that reprice immediately by the full amount of the Fed increase versus the limited amount of deposit increases that management would approve on the Corporation’s interest-bearing deposits. The higher interest rates go, the greater the likelihood that the proportionality of the Corporation’s deposit rate changes decreases as a percentage of the Federal Reserve’s action. For the rates-up 200 and 300 basis point scenarios, net interest income increases by 5.4% and 9.7%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, and -15%, for the rates-up 100, 200, and 300 basis point scenarios, respectively.

The positive impact of significantly higher rates is primarily due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the Corporation’s relatively high interest earning cash balances and that component of the loans and securities portfolios that reprice in less than one year. This more than offsets the increase in interest expense caused by repricing deposits, where they are only repricing by a fraction of the rate change. The Corporation’s borrowings do price up faster than deposits, generally equivalent to the U.S. Treasury market. However, borrowings only make up approximately 7.2% of the total funding provided by deposits and borrowings. The more aggressive rates-up scenarios also benefit from known historical experience of deposit rate increases lagging and a slowing in the pace of the actual rate increase as interest rates continue to rise. This allows management the ability to benefit from higher rates by controlling the amount of the increase on large amounts of liabilities that are repricing. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly during the remainder of 2018.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of September 30, 2018, the Corporation was within guidelines for all rising rate scenarios but was outside of guidelines for the rates-down 100 and 150 scenarios. The trend over the past year has been lessening risk in the rising rate scenarios with increasing cash balances and core deposit balances with the current quarter showing a slightly smaller benefit in all rising rate scenarios than the quarter ended December 31, 2017. The strong gap ratios played a large role in improving the Corporation’s net portfolio value profile. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The results as of September 30, 2018, indicate that the Corporation’s net portfolio value would experience valuation gains of 3.6%, 2.5%, and a valuation decline of -0.7% in the rates-up 100, 200, and 300 basis point scenarios. Management’s maximum permitted declines in net portfolio value by policy are -5% for rates-up 100 basis points, graduating up to -15% for rates-up 300 basis points. A valuation loss would indicate that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. While the down-rate scenarios that are modeled are currently very unlikely, the analysis does show a valuation loss in the down 50, 100, and 150 basis point scenarios. The Corporation’s expected valuation loss was just inside of the -7.5% guideline for rates down 50 and does progressively decline and is outside of policy guidelines for the -100 and -150 rate scenarios. Management has a bias toward additional Federal Reserve rate increases and continues to focus on the rising rate scenarios. However, with each successive Federal Reserve rate action the market is closer to the final stages of this rising rate cycle, where management’s bias will move back closer to neutral and more concern will be placed on the declining rate scenarios. The exposure to valuation changes could change going forward if the behavior of the Corporation’s deposits changes due to higher interest rates. Based on five past decay rate studies on the Corporation’s core deposits, management did not expect a material decline in core deposit accounts, including the non-interest bearing accounts, as short term interest rates continue to increase. However, in early 2018 the typical seasonal decline in deposits was more pronounced than in years past and the decline lasted longer with fewer deposits returning. However, by September 30, 2018, deposits had returned and showed growth over balances at December 31, 2017. Up to this point, the Corporation’s core deposits have been stable through a number of rate cycles.

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

Index

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2018, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

September 30, 2018

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended September 30, 2018.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

July 2018	—	—	—	97,365
August 2018	—	—	—	97,365
September 2018	—	—	—	97,365

Total	—

* On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans. The first purchase of common stock under this plan occurred on July 31, 2015. By September 30, 2018, a total of 42,635 shares were repurchased at a total cost of $1,430,000, for an average cost per share of $33.54. Management may choose to repurchase additional shares in 2018 under this plan.

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

ENB Financial Corp
(Registrant)

Dated: November 14, 2018	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
Chief Executive Officer and President

Dated: November 14, 2018	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer