Form 10-K
period 2018-12-31
ENB Financial Corp
filed 2019-03-29
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                  December 31, 2018

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

Yes ☐            No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒            No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, was approximately $61,322,930.

The number of shares of the registrant’s Common Stock outstanding as of March 8, 2019, was 2,843,132.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be held on May 7, 2019, is incorporated into Parts III and IV hereof.

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

As of December 31, 2018, the Corporation employed 294 persons, consisting of 257 full-time and 37 part-time employees. The number of full-time employees increased by ten employees, and the number of part-time employees decreased by one from the previous year-end. The increase in the number of full-time employees, while small, is attributable to various items in 2018; additional Commercial Relationship Managers and back office personnel to support loan growth, growth in the mortgage sales and support staff, and general staff increases due to bank asset and loan growth.  The Bank expects to continue growing in 2019 at a similar rate as in 2018.  A collective bargaining agent does not represent the employees.

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

The Corporation’s headquarters and main campus are located in Ephrata, Pennsylvania. The Corporation’s main office and drive-up are located in downtown Ephrata, while the Cloister office is also located within Ephrata Borough. As such, the Corporation has a very strong presence in Ephrata Borough, a community with a population of approximately 13,000. When surrounding areas that also share an Ephrata address and zip code are included, the population is over 32,000 based on 2010 census data. The Corporation ranks a commanding first in deposit market

ENB FINANCIAL CORP

share in the Ephrata area with 40.6% of deposits as of June 30, 2018, based on data compiled annually by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s deposit market share in the Ephrata area was also 40.6% as of June 30, 2017. The Corporation’s very high market share in the Ephrata area equates to a saturation of the local market that has led to the expansion of the Corporation’s branch network.

In the past 15 years, the Corporation’s market area has expanded beyond the greater Ephrata area to encompass most of northern Lancaster County, with the exception of the most western parts of the County. The majority of this expansion has occurred in recent history with the addition of eight new branch offices since 1999, bringing the total offices to twelve. Lancaster County ranks high nationally as a favored place to reside due to its scenic and fertile farmland, low cost of living, diverse local economy, and proximity to several large metropolitan areas. As a result, the area has experienced significant population growth and development. The population growth of Lancaster County has remained above both Pennsylvania and national growth levels over the past fifty years. Additionally, the population of Lancaster County has recently eclipsed half a million, with 2010 census information showing an estimated population of 508,000. The FDIC deposit market share data ranked the Corporation 5th in deposit market share in Lancaster County, with 7.5% of deposits as of June 30, 2018. The Corporation held 7.3% of deposit market share as of June 30, 2017.

In the course of attracting and retaining deposits and originating loans, the Corporation faces considerable competition. The Corporation competes with other commercial banks, savings and loan institutions, and credit unions for traditional banking products, such as deposits and loans. Based on FDIC summary of deposit data, there were 22 banks and savings associations and 12 credit unions operating in Lancaster County as of June 30, 2018, representing same number of banks and credit unions compared to the prior year. The Corporation competes with consumer finance companies for loans, mutual funds, and other investment alternatives for deposits. The Corporation competes for deposits based on the ability to provide a range of products, low fees, quality service, competitive rates, and convenient locations and hours. The competition for loan origination generally relates to interest rates offered, products available, quality of service, and loan origination fees charged. Several competitors within the Corporation’s primary market have substantially higher legal lending limits that enable them to service larger loans and larger commercial customers.

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

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in northern Lancaster County, Pennsylvania. Agricultural purpose loans make up approximately 29% of the loan portfolio; however, these loans are further diversified according to type of agriculture, of which dairy is the largest component accounting for approximately 12% of the loan portfolio. The business activities of the Corporation are generally not seasonal in nature. The sizable agricultural portfolio has minority elements that are predominately seasonal in nature due to typical farming operations. Financial instruments with concentrations of credit risk are described in Note P of the Notes to Consolidated Financial Statements included in this Report. The concentration of credit risk information in Note P is incorporated by reference into this Part I, Item 1.

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

In 2008, the SEC expanded the definitions of smaller public companies beyond non-accelerated filers to include a new definition of smaller reporting company. The smaller reporting company definition was more favorable to smaller businesses that qualified under certain conditions. On July 1, 2008, the Corporation came into existence as ENB Financial Corp, which succeeded Ephrata National Bank. With the new entity and new SEC registration, the Corporation changed the filing status from non-accelerated filer to smaller reporting company. The Corporation continues to meet the definition of a smaller reporting company as it has a public equity float of approximately $61.3 million as of June 30, 2018.

On July 21, 2010, when the Dodd-Frank Act was signed into law, Section 404b was permanently deferred for all smaller reporting companies. The Corporation would become subject to Section 404b requirements of SOX at the end of 2019 if public float exceeds $75 million on June 30, 2019, at which time the Corporation would be considered an accelerated filer.

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

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.” For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2018, and December 31, 2017. This designation has benefited the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate. The FDIC adjusts the insurance rates when necessary. FDIC insurance rates have been significantly higher in recent years compared to years prior to the financial crisis. In 2008, during the financial crisis, the FDIC insurance limit was increased from

ENB FINANCIAL CORP

$100,000 to $250,000 along with unlimited insurance coverage on non-interest bearing deposits and interest bearing deposit balances with interest rates less than or equal to 0.50%. Significant increases in the FDIC insurance costs were assessed in 2009 to both cover the increased level of bank failures that were occurring and the higher level of coverage. Since then the number of bank failures has significantly declined and the FDIC has been able to decrease the cost of the insurance. The total FDIC assessments paid by the Bank in 2018 were $285,000, compared to $268,000 in 2017.

In addition to FDIC insurance costs, the Bank is subject to assessments to pay the interest on Financing Corporation Bonds. Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions. These assessment rates are set quarterly. The total Financing Corporation assessments paid by the Bank in 2018 were $29,000 compared to $53,000 in 2017.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank Act, was the culmination of the legislative efforts in response to the financial crisis of 2007 - 2008. The act reshaped Wall Street and the American banking industry by bringing the most significant changes to financial regulation in the United States since the regulatory reform that followed the Great Depression. The Act’s numerous provisions were to be implemented over a period of several years and were intended to decrease various risks in the U.S. financial system. Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank was expected to and did have an impact on the Corporation’s business operations as its provisions began to take effect. To date the provisions that did go into effect, or began to phase in, did at a minimum increase the Corporation’s operating and compliance costs. Some of the provisions could possibly reduce fee revenue and/or increase interest expense. It is difficult to predict at this time what additional provisions of the Dodd-Frank Act will occur or be rolled back under the Trump administration. President Trump signed an executive order on February 3, 2017 designed to scale back the Dodd-Frank Act. The order lays the groundwork for sweeping change to the current law and if successfully pushed through Congress, could eventually lead to a replacement of Dodd-Frank. As such it is difficult to predict the impact that this legislation, or replacement legislation, will have on community banks going

ENB FINANCIAL CORP

forward. Among the provisions that have either begun to affect the Corporation, or are likely to in the future, are the following:

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

Interchange fees or “swipe” fees, are charges that merchants pay to the Corporation and other card-issuing banks for processing electronic payment transactions. The Federal Reserve Board has ruled that for financial institutions with assets of $10 billion or more the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The Federal Reserve Board also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. While the Corporation’s asset size is presently under $10 billion, there is concern that these requirements impacting financial institutions over $10 billion in assets will eventually be pushed down to either financial institutions over $1 billion or to all financial institutions. This would negatively impact the Corporation’s non-interest income.

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

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act was signed into law in December 2017. Among other changes, the Tax Cuts and Jobs Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. This tax rate change reduced the Corporation’s income tax liability in 2018 and should continue to reduce it in future years. However, the Corporation did recognize certain effects of the tax law changes in 2017. U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. Since the enactment took place in December 2017, the Corporation revalued its net deferred tax assets in the fourth quarter of 2017 resulting in an approximately $1.1 million reduction to earnings in 2017.

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

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein, from Item 6 on page 30 and the Consolidated Statements of Income on page 80 as found in this Form 10-K filing.

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

As of December 31, 2018, 41.2% of the Corporation’s loan portfolio consisted of commercial, industrial, and construction loans secured by real estate. Another 15.0% of the Corporation’s loan portfolio consisted of commercial loans not secured by real estate. These types of loans are generally viewed as having more risk of default than consumer real estate loans or other consumer loans. These types of loans are also typically larger than consumer real estate loans and other consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

A New Accounting Standard Will Result In A Significant Change In How We Recognize Credit Losses And May Have A Material Impact On Our Financial Condition Or Results Of Operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces

ENB FINANCIAL CORP

the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us on January 1, 2020, and for interim periods within that year. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our business, financial condition and results of operations.

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

A Change In Control Of The United States Government And Issues Relating To Debt And The Deficit May Adversely Affect The Corporation

The outcome of future elections could result in changes in control of the federal government and bring significant changes (or uncertainty) in governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could adversely impact the Corporation’s business, financial condition and results of operations.

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

ENB FINANCIAL CORP

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

ENB Financial Corp’s headquarters and main office of Ephrata National Bank are located at 31 East Main Street, Ephrata, Pennsylvania.

Listed below are the office locations of properties owned or leased by the Corporation. No mortgages, liens, or encumbrances exist on any of the Corporation’s owned properties. As of December 31, 2018, the Corporation leased three properties.

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

Item 4. Mine Safety Disclosures – Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Corporation has only one class of stock authorized, issued, and outstanding, which consists of common stock with a par value of $0.20 per share. As of December 31, 2018, there were 12,000,000 shares of common stock authorized with 2,869,557 shares issued, and 2,852,532 shares outstanding to approximately 1,475 shareholders. The Corporation’s common stock is traded on a limited basis on the OTCBB under the symbol “ENBP.” Prices presented in the table below reflect high and low prices of actual transactions known to management. Prices and dividends per share are adjusted for stock splits. Market quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not reflect actual transactions.

	2018			2017
	High	Low	Dividend	High	Low	Dividend

First quarter	$35.20	$34.06	$0.28	$35.75	$33.90	$0.28
Second quarter	34.95	34.11	0.29	35.60	34.00	0.28
Third quarter	37.50	34.95	0.29	34.45	33.00	0.28
Fourth quarter	36.90	34.55	0.29	34.45	32.75	0.28

Source - SNL Financial LC

Dividends

Since 1973, the Corporation, and before it the Bank, has paid quarterly cash dividends on or around March 15, June 15, September 15, and December 15 of each year. The Corporation currently expects to continue the practice of paying quarterly cash dividends to its shareholders for the foreseeable future. However, future dividends are dependent upon future earnings. The dividend payments reflected above amount to 33.6% and 50.2% dividend payout ratio for 2018 and 2017, respectively. The higher dividend payout ratio in 2017 was directly impacted by lower earnings as a result of the tax law changes that required a write-down of the valuation of deferred tax assets. The dividend payout ratio is only one element of management’s plan for managing capital. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. In addition, under Pennsylvania corporate law, the Corporation may not pay a dividend if, after issuing the dividend (1) the Corporation would be unable to pay its debts as they become due, or (2) the Corporation’s total assets would be less than its total liabilities plus the amount needed to satisfy any preferential rights of shareholders. In addition, as declared by the Board of Directors, Ephrata National Bank’s dividend restrictions apply indirectly to ENB Financial Corp because cash available for

ENB FINANCIAL CORP

dividend distributions will initially come from dividends Ephrata National Bank pays to ENB Financial Corp. See Note M to the consolidated financial statements in this Form 10-K filing, for information that discusses and quantifies this regulatory restriction.

ENB Financial Corp offers its shareholders the convenience of a Dividend Reinvestment Plan (DRP) and the direct deposit of cash dividends. The DRP gives shareholders registered with the Corporation the opportunity to have their quarterly dividends invested automatically in additional shares of the Corporation’s common stock. Shareholders who prefer a cash dividend may have their quarterly dividends deposited directly into a checking or savings account at their financial institution. For additional information on either program, contact the Corporation’s stock registrar and dividend paying agent, Computershare Shareholder Services, P.O. Box 505000, Louisville, KY 40233-5000.

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended December 31, 2018.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

October 2018	6,400	$36.50	6,400	90,965
November 2018	4,500	35.71	4,500	86,465
December 2018	2,000	34.70	2,000	84,465

Total	12,900

* On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans. The first purchase of common stock under this plan occurred on July 31, 2015. By December 31, 2018, a total of 55,535 shares were repurchased at a total cost of $1,894,000, for an average cost per share of $34.10. On February 20, 2019, ENB Financial Corp announced the approval of a plan to purchase, in the open market and privately negotiated transactions, up to 100,000 shares of its outstanding common stock. This plan replaces the 2015 plan.

Recent Sales of Unregistered Securities and Equity Compensation Plan

The Corporation does not have an equity compensation plan and has not sold any unregistered securities.

Shareholder Performance Graph

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on ENB Financial Corp’s common stock against the cumulative total return of the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index for the period of five fiscal years commencing December 31, 2013, and ending December 31, 2018. The graph shows that the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2013, in each of the following: the Corporation’s common stock, the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index and that all dividends were reinvested in those securities over the past five years, the cumulative total return on such investment would be $136.03, $124.09, $155.81, and $153.83, respectively. The shareholder return shown on the graph below is not necessarily indicative of future performance.

ENB FINANCIAL CORP

		Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
ENB Financial Corp	100.00	110.51	115.98	126.91	130.55	136.03
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
Peer Group*	100.00	107.85	113.30	149.58	171.93	155.81
SNL Small Bank	100.00	105.40	115.43	163.66	171.65	153.83

Peer Group consists of Mid-Atlantic commercial banks with assets between $1B - $3B as of 12/31/2018

ENB FINANCIAL CORP

Item 6  - Selected Financial Data

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data set forth below should be read in conjunction with the Corporation's financial statements and their accompanying notes presented elsewhere herein.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	$	$	$	$	$
INCOME STATEMENT DATA
Interest income	36,498	33,117	28,341	26,842	27,137
Interest expense	3,374	2,939	3,054	3,744	4,676
Net interest income	33,124	30,178	25,287	23,098	22,461
Provision (credit) for loan losses	660	940	325	150	(50)
Other income	11,037	10,321	11,144	10,055	9,548
Other expenses	32,446	30,877	27,200	24,735	23,421
Income before income taxes	11,055	8,682	8,906	8,268	8,638
Provision for federal income taxes	1,306	2,338	1,353	1,358	1,546
Net income	9,749	6,344	7,553	6,910	7,092

PER SHARE DATA
Net income (basic and diluted)	3.42	2.23	2.65	2.42	2.48
Cash dividends paid	1.15	1.12	1.09	1.08	1.07
Book value at year-end	36.04	35.01	33.31	33.37	32.47

BALANCE SHEET DATA
Total assets	1,097,842	1,033,622	984,253	905,601	857,208
Total loans	694,073	597,553	571,567	520,283	471,168
Securities	299,999	319,661	308,111	289,423	295,822
Deposits	919,734	866,477	817,491	740,062	699,651
Total long-term debt	65,386	65,850	61,257	59,594	62,300
Stockholders' equity	102,802	99,759	94,939	95,102	92,767

SELECTED RATIOS
Return on average assets	0.93%	0.63%	0.80%	0.79%	0.84%
Return on average stockholders' equity	9.94%	6.46%	7.74%	7.38%	7.98%
Average equity to average assets ratio	9.36%	9.79%	10.36%	10.74%	10.57%
Dividend payout ratio	33.63%	50.22%	41.13%	44.63%	43.15%
Efficiency ratio	71.58%	73.23%	75.12%	76.86%	76.11%
Net interest margin	3.46%	3.46%	3.12%	3.07%	3.10%

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

Strategic Overview

ENB Financial Corp and its wholly owned subsidiary, Ephrata National Bank, are committed to remaining an independent community bank serving the greater communities surrounding Lancaster County, Pennsylvania. The Corporation’s roots date back to the April 11, 1881 charter granted to Ephrata National Bank by the Office of the Comptroller of the Currency. The Bank’s growth has been entirely organic over 137 years of existence. The Board and Management are committed to the principals and values that have served the company well over this long history. In order to remain an independent bank of undisputed integrity, the Board and Management’s desire is to produce strong financial results that will ensure trust from the Bank’s depositors and favorable returns to the shareholder over the long term.

Every three years Management and the Board evaluate and revise the strategic plan to ensure the continuing success of the Corporation into the future. This endeavor is designed to continually sharpen the products and services the Bank provides in a manner that best serves the customer and attains the financial performance that shareholders expect. In the most recent strategic plan that covers the years 2019 to 2021, the Board and Management have laid out a five-point plan to ensure success in the next three years and beyond. Succession planning and managing leadership changes were a key element of this strategic plan. The Board and Management also set into place bold goals to further strengthen the Corporation’s financial performance ratios so the Corporation is in a position to outperform the local peer group. The most visible of those targets is to meet and exceed a return on assets of over 1.00% and to maintain a return on stockholder’s equity of over 10.0%, with a target range of 10.5% to 11.0%. Management also desires to reduce the efficiency ratio under 70% for 2019 with a three-year goal of reducing to no greater than 68.5%. Management views return on assets as the best overall indicator of a financial institution’s performance. Management and the Board believe that achieving a higher return on assets will directly correlate to improved earnings per share and dividends per share, and higher book value of common stock, which in the end will produce higher returns to the shareholder.

Results of Operations

Overview

The Corporation recorded net income of $9,749,000 for the year ended December 31, 2018, a 53.7% increase from the $6,344,000 earned during the same period in 2017. The 2017 net income was 16.0% lower than the 2016 net income of $7,553,000. Earnings per share, basic and diluted, were $3.42 in 2018, compared to $2.23 in 2017, and $2.65 in 2016.

The increase in the Corporation’s 2018 earnings was caused primarily by an increase in net interest income of $2.9 million, or 9.8%. There was also a significant BOLI event which resulted in income of $913,000. The Tax Cuts and Jobs Act lowered the Corporate tax rate from 34% to 21%, which lowered the Corporation’s provision for Federal income taxes in 2018. However, the Corporation was required to write down the value of its net deferred tax assets by $1.1 million as of December 31, 2017, causing a decline in year-to-date 2017 earnings.

Net interest income accounts for nearly 75% of the gross income stream of the Corporation. Net interest income increased by $2.9 million, or 9.8%, compared to an increase of $4.9 million, or 19.3% in 2017. During 2016, there was non-recurring security amortization recorded in the amount of $1.7 million as a result of accelerated amortization on bonds issued by two U.S. sub-agencies. The Corporation’s net interest margin remained stable in 2018 at 3.46%, the same margin as 2017, however this was with higher yields on loans and lower yields on tax-exempt securities due to the change in Corporate tax law. Loan yields increased as a result of four Federal Reserve rate moves in 2018, lifting the yields on the Corporation’s variable rate loans. This coupled with volume growth in the loan portfolio, increased loan interest income by $3.7 million, or 15.3%.

The Corporation’s non-interest income increased by $716,000, or 6.9%, from 2017 to 2018. Earnings on bank owned life insurance were $1,638,000 in 2018, compared to $688,000 in 2017, resulting in higher non-interest

ENB FINANCIAL CORP
Management’s Discussion and Analysis

income. Losses on securities transactions were $291,000 in 2018, compared to gains of $675,000 in 2017, a decrease in income of $966,000.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The Corporation’s 2018 ROA was 0.93%, compared to 0.63% in 2017. ROE increased from 6.46% in 2017 to 9.94% in 2018. The increase in ROA and ROE was primarily due to higher income in 2018 compared to 2017.

The below table highlights the Corporation’s key performance ratios for the years ended 2018, 2017, and 2016.

Key Performance Ratios

	Year ended December 31,
	2018	2017	2016

Return on Average Assets	0.93%	0.63%	0.80%

Return on Average Equity	9.94%	6.46%	7.74%

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In 2018, NII generated 75.0% of the Corporation’s gross revenue stream, compared to 74.5% in 2017, and 69.4% in 2016. Since NII comprises a significant portion of the operating income, the direction and rate of increase or decrease will often indicate the overall performance of the Corporation.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets, are presented on an FTE basis. This differs from the NII reflected on the Corporation’s Consolidated Statements of Income, where the NII is simply the interest earned on loans and securities less the interest paid on deposits and borrowings. By calculating the NII on an FTE basis, the added benefit of having tax-free loans and securities is factored in to more accurately represent what the Corporation earns through the NII. The FTE adjustment shows the benefit these tax free loans and securities bring in a dollar amount because the Corporation does not pay tax on the income they generate. As a result, the FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income. The amount of FTE adjustment totaled $879,000 for 2018, $2,341,000 for 2017, and $2,151,000 for 2016. The significant decline in FTE adjustment in 2018 was primarily due to the Corporate tax rate change implemented at the end of 2017 as well as lower levels of tax-free income.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Net Interest Income

(DOLLARS IN THOUSANDS)

	Year ended
	2018	2017	2016
	$	$	$

Total interest income	36,498	33,117	28,341
Total interest expense	3,374	2,938	3,054

Net interest income	33,124	30,179	25,287
Tax equivalent adjustment	879	2,341	2,151

Net interest income
(fully taxable equivalent)	34,003	32,520	27,438

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates charged on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. Until December 16, 2015, the Federal funds rate had not changed since December 16, 2008. On December 16, 2015, the Federal funds rate was increased 25 basis points to 0.50%, from 0.25%. Then again, on December 14, 2016, the Federal funds rate was increased another 25 basis points to 0.75%. The Federal funds rate was increased by 25 basis points three additional times during 2017 and four additional times during 2018 taking the rate to 2.50% by December 31, 2018. Prior to December of 2015, the period of seven years with extremely low and unchanged overnight rates was the lowest and longest in U.S. history. The impact was a lower net interest margin to the Corporation and generally across the financial industry. The increases since December of 2015 resulted in higher short-term U.S. Treasury rates, but not significantly higher long-term U.S. Treasury rates, resulting in a flattening of the yield curve. Long-term U.S. Treasury rates have fluctuated over the last three-year period where short-term rates were increasing. Despite having four Federal Reserve rate increases in 2018, the U.S. Treasury yield curve actually became flatter. A flat yield curve generally signals the end of a period of economic expansion and the beginning of a recession. Long-term rates like the ten-year U.S. Treasury were 273 basis points under the 5.50% Prime rate as of December 31, 2018. Long-term Treasury rates did see some increases throughout the first three quarters of 2018, but the increases were smaller than the Federal Reserve short-term rate increases and long-term rates actually declined throughout the fourth quarter of 2018, making the yield curve essentially flat. Management had anticipated a slowing in the Fed rate increases throughout 2019 with the possibility of one or two rate increases. But more recently, it appears the Federal Reserve has paused and may not increase rates at all in 2019. It remains to be seen whether mid and long-term U.S. Treasury rates will increase. If they do not, the yield curve would flatten further making it harder for the Corporation to increase asset yield.

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate increased from 4.50% on December 31, 2017 to 5.50% on December 31, 2018, after four rate movements in 2018. The Prime rate was 3.75% at the end of 2016 and 3.50% at the end of 2015. The Corporation’s Prime-based loans generally reprice a day after the Federal Reserve rate movement.

As a result of the Federal Reserve rate increases, the Corporation’s NII on a tax equivalent basis increased in 2018 with the Corporation’s margin remaining the same as 2017 at 3.46% for the year. While loan yields increased significantly throughout 2018, a decline in security yields offset this increase due to the change in Corporate tax rate that negatively impacted the yield on municipal securities. The Corporation’s NII for 2018 increased substantially over 2017, by $2,946,000, or 9.8%. Management’s asset liability sensitivity measurements continue to show a benefit to both margin and NII given further Federal Reserve rate increases. Actual results over the past two years

ENB FINANCIAL CORP
Management’s Discussion and Analysis

have confirmed the asset sensitivity of the Corporation’s balance sheet. Should the Federal Reserve increase short-term rates in 2019, management would expect further improvement in both margin and NII.

After many years of declining interest expense and a declining cost of funds, 2018 marked the first year that interest expense and the Corporation’s internal cost of funds increased. Deposit rates were increased marginally throughout 2018 with some CD special rates introduced in the fourth quarter of 2018 to help with deposit retention. Aside from that, borrowing rates are now higher as the market has moved up and lower rate advances are maturing and being replaced at higher rates. With a higher Prime rate and elevated Treasury rates, higher asset yields should be possible throughout 2019. Due to the variable rate loans in the Corporation’s loan portfolio, the Prime rate increases throughout the past couple of years have allowed for higher NII. The extent of NII improvement in 2019 will depend partially on whether the Federal Reserve does act to increase short-term interest rates.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With generally higher Treasury rates in 2018 compared to 2017, security reinvestment has been occurring at slightly higher yields and amortization has slowed resulting in higher yields. The Corporation’s loan yield has begun to increase as the variable rate portion of the loan portfolio is repricing higher with each Federal Reserve rate movement and fixed loan rates have also increased with more volume and less competition for loans. The vast majority of the Corporation’s commercial Prime-based loans are priced at the Prime rate, currently at 5.50%. The pricing for the most typical five-year fixed rate commercial loans is currently very similar to the Prime rate. Previously, any increases in variable rate loans acted to bring down overall loan yield. However, once Prime got to 5.00% and above, it was more advantageous for the Bank to grow Prime-based loans while interest rates were still increasing. Now with the Prime rate reaching 5.50% in December 2018, the demand for variable rate loans has cooled. This could change if there becomes an expectation that the Federal Reserve would need to start reducing the overnight rate in 2019 or 2020. An element of the Corporation’s Prime-based commercial loans is priced above the Prime rate based on the level of credit risk of the borrower. Management does price a portion of consumer variable rate loans above the Prime rate, which also helps to improve loan yield. Both commercial and consumer Prime-based pricing continues to be driven largely by local competition.

Mid-term and long-term interest rates on average were higher in 2018 compared to 2017. The average rate of the 10-year U.S. Treasury was 2.91% in 2018 compared to 2.33% in 2017, and it stood at 2.77% on December 31, 2018, compared to 2.40% at December 31, 2017. The slope of the yield curve has been compressed throughout most of 2017 and 2018, with a difference of only 27 basis points between the Fed Funds rate of 2.50% and the 10-year U.S. Treasury as of December 31, 2018, compared to 90 basis points as of December 31, 2017. The slope of the yield curve has fluctuated many times in the past two years with the 10-year U.S. Treasury yield as high as 3.24% in 2018 and 2.62% in 2017, and as low as 2.44% in 2018 and 2.05% in 2017. Because the Prime rate has increased and fixed rate loan yields have also increased throughout 2018, the overall loan yield has increased, but security yields have declined significantly due to the change in Corporate tax rate that negatively impacted the yield on tax-exempt securities. With higher asset yields generally available on both the loan and securities sides, the Corporation’s asset yield should continue to increase throughout 2019 making NIM improvement possible even without an additional Federal Reserve rate movement.

While the Corporation’s cost of funds remains very low, it has become difficult to achieve any further savings on the deposit or borrowings side. With higher market rates and more deposit competition, small increases in rate were made throughout 2019 to retain deposit balances. Borrowing costs, and the wholesale borrowing curves that they are based on, generally follow the direction and slope of the U.S. Treasury curve. However, these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation’s cost of borrowings continues to increase as maturing borrowings roll off at lower interest rates and new borrowings are initiated at the higher market rates. It is anticipated that further deposit interest rate increases may need to be implemented in 2019 if the Federal Reserve acts to increase short-term rates further. If the Fed holds rates where they are at currently, Management will have some flexibility to hold deposit rates lower for a longer period of time.

Management currently anticipates that the overnight interest rate and Prime rate will remain at the current levels through the first part of 2019 with the possibility of one and a smaller possibility of two 0.25% rate increases later in the year. It is likely that mid and long-term U.S. Treasury rates will remain at current levels extending the time that the yield curve remains flat. This would make it more difficult for management to lend out or reinvest at higher interest rates out further on the yield curve. However, loan yields have increased and as long as market rates do not decrease, Management should be able to continue to make loans at these slightly higher rates to help improve the NIM. Additionally, any Federal Reserve rate increases would have an impact on asset yield but could potentially

ENB FINANCIAL CORP
Management’s Discussion and Analysis

have a greater effect on the repricing of the Corporation’s liabilities as the cost of money increases and more marketplace competition returns.

The following table provides an analysis of year-to-year changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	(170)	174	4	33	217	250

Securities available for sale:
Taxable	339	554	893	118	2,263	2,381
Tax-exempt	(901)	(1,866)	(2,767)	681	(128)	553
Total securities	(562)	(1,312)	(1,874)	799	2,135	2,934
Loans	2,489	1,142	3,631	1,140	610	1,750
Regulatory stock	32	126	158	37	(4)	33

Total interest income	1,789	130	1,919	2,009	2,958	4,967

INTEREST EXPENSE

Deposits:
Demand deposits	21	176	197	20	51	71
Savings deposits	5	—	5	12	(1)	11
Time deposits	(129)	65	(64)	(126)	(94)	(220)
Total deposits	(103)	241	138	(94)	(44)	(138)

Borrowings:
Total borrowings	36	261	297	(46)	69	23

Total interest expense	(67)	502	435	(140)	25	(115)

NET INTEREST INCOME	1,856	(372)	1,484	2,149	2,933	5,082

In 2018, the Corporation’s NII on an FTE basis increased by $1,484,000, a 4.6% increase over 2017. Total interest income increased $1,919,000, or 5.4%, while interest expense increased $435,000, or 14.8%, from 2017 to 2018. The FTE interest income from the securities portfolio decreased by $1,874,000, or 18.2%, while loan interest income increased $3,631,000, or 14.8%. During 2018, additional loan volume added $2,489,000 to net interest income, and higher yields primarily due to the multiple Prime rate increases throughout the year caused a $1,142,000 increase, resulting in a net increase of $3,631,000. Lower balances in the securities portfolio caused a decrease of $562,000 in net interest income, while lower yields on securities caused a $1,312,000 decrease, resulting in a net decrease of $1,874,000. Interest income on tax-exempt securities declined $1,866,000 due to rates and $901,000 due to lower balances. A lower effective Corporate tax rate influenced both of these by causing a lower tax-equivalent yield, which affected the rate, which in turn caused management to reduce the municipal bond allocation, bringing down the balances. Some of the reduction in municipal securities can be directly attributed to funding loan growth.

The average balance of interest bearing liabilities increased by 1.5% during 2018, driven by the growth in deposit balances. Deposit rates increased slightly throughout 2018 resulting in higher interest expense. However, lower balances of higher cost deposits contributed to savings of $103,000 on deposit costs while higher interest rates on all deposit groups caused $241,000 of increased expense, resulting in total increased interest expense of $138,000.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Out of all the Corporation’s deposit types, interest-bearing demand deposits reprice the most rapidly, as these rates can be adjusted higher after a Federal Reserve rate increase in order for the Corporation to remain competitive. Demand deposit interest expense increased a total of $197,000 in 2018, with $176,000 due to higher rates and $21,000 due to higher balances. Time deposit balances decreased resulting in a $129,000 reduction to expense, and time deposits repricing to higher interest rates increased interest expense by $65,000, causing a net reduction of $64,000 in time deposit interest expense. Even with short-term interest rates increasing throughout 2018, the Corporation was successful in increasing balances of other deposit types.

The average balance of short-term and long-term borrowings increased by $1.7 million, or 2.4%, from December 31, 2017, to December 31, 2018. The increase in total borrowings increased interest expense by $36,000. The increase in interest rates increased interest expense by $261,000, as long-term borrowings at lower rates matured and were replaced with new advances at higher rates. The aggregate of these amounts was an increase in interest expense of $297,000 related to total borrowings.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
	2018			2017			2016

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and
deposits at other banks	18,772	392	2.09	29,277	388	1.33	24,325	138	0.57

Securities available for sale:
Taxable	213,907	4,853	2.27	197,788	3,960	2.00	184,851	1,579	0.85
Tax-exempt	105,513	3,566	3.38	125,529	6,333	5.05	112,074	5,780	5.16
Total securities (d)	319,420	8,419	2.64	323,317	10,293	3.18	296,925	7,359	2.48

Loans (a)	638,524	28,139	4.41	581,267	24,508	4.22	553,994	22,759	4.11

Regulatory stock	6,246	427	6.84	5,629	269	4.78	4,851	236	4.86

Total interest earning assets	982,962	37,377	3.80	939,490	35,458	3.78	880,095	30,492	3.46

Non-interest earning assets (d)	64,607			63,682			62,546

Total assets	1,047,569			1,003,172			942,641

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	213,037	548	0.26	201,522	351	0.17	188,758	281	0.15
Savings accounts	196,392	100	0.05	187,018	95	0.05	163,210	84	0.05
Time deposits	142,125	1,418	1.00	155,285	1,482	0.95	168,182	1,702	1.01
Borrowed funds	72,282	1,307	1.81	70,557	1,010	1.43	74,381	987	1.33
Total interest bearing liabilities	623,836	3,373	0.54	614,382	2,938	0.48	594,531	3,054	0.51

Non-interest bearing liabilities:
Demand deposits	322,733			287,928			247,730
Other	2,899			2,641			2,740

Total liabilities	949,468			904,951			845,001

Stockholders' equity	98,101			98,221			97,640

Total liabilities & stockholders' equity	1,047,569			1,003,172			942,641

Net interest income (FTE)		34,004			32,520			27,438

Net interest spread (b)			3.26			3.30			2.95
Effect of non-interest
bearing funds			0.20			0.16			0.17
Net yield on interest earning assets (c)			3.46			3.46			3.12

(a)	Includes balances of non-accrual loans and the recognition of any related interest income. Average balances also include net deferred loan costs of $1,429,000 in 2018, $1,098,000 in 2017, and $836,000 in 2016. Such fees recognized through income and included in the interest amounts totaled ($534,000) in 2018, ($445,000) in 2017, and ($382,000) in 2016.
(b)	Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.
(c)	Net yield, also referred to as net interest margin, is computed by dividing net interest income (FTE) by total interest earning assets.
(d)	Securities recorded at amortized cost. Unrealized holding gains and losses are included in non-interest earning assets.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s interest income increased and interest expense increased, resulting in a NIM of 3.46% for 2018, maintaining the same NIM as 2017. The yield earned on assets increased two basis points while the rate paid on liabilities increased six basis points. The yield on assets did not increase significantly due to the Corporate tax rate change at the end of 2017 that resulted in a much lower tax-equivalent yield on tax-free loans and securities in 2018. Offsetting the decrease in security yield, the loan yield increased significantly during 2018 due to four Federal Reserve rate increases that impacted the variable rate loans as well as improvements made to fixed rate loan yields due to a slightly higher yield curve. Management anticipates further improvements in NIM in 2019 as asset yields improve further with higher rates and the potential for more Fed rate increases. Fixed-rate loan yields were at low levels during 2017 due to the extended low-rate environment as well as extremely competitive pricing for the loan opportunities in the market. These yields improved throughout 2018 as the economy improved and loan demand increased, reducing pricing pressures and intense competition for loans. The growth in the loan portfolio as well as variable-rate loans repricing to higher levels contributed to the increase in loan interest income in 2018.

Loan pricing was challenging in 2017 as a result of intense competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate or below. However, in 2018, pricing for fixed-rate loans improved with more loan volume and less competition. The current Prime rate of 5.50% is similar to most fixed-rate business and commercial loans, which typically range between 4.50% and 6.50%, depending on term and credit risk. Management is able to price loan customers with higher levels of credit risk at Prime plus pricing, such as Prime plus 0.75%, currently 6.25%. However, there are relatively few of these higher rate loans in the commercial and agricultural portfolios due to the strong credit quality of the Corporation’s borrowers. The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Earnings and yields on the Corporation’s securities decreased by 54 basis points for the year ended December 31, 2018, compared to the same period in 2017. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments. The Corporation’s taxable securities experienced a 27 basis-point increase in yield for 2018, compared to 2017. Some security reinvestment in 2018 had been occurring at higher rates and regular amortization was lower due to the slightly higher interest rate environment. These variables caused taxable security yields to increase. The yield on tax-exempt securities decreased by 167 basis points in 2018, compared to 2017, primarily due to the lower Corporate tax rate, which negatively impacted the tax equivalent yield on municipal securities.

The interest rate paid on deposits increased for the year ended December 31, 2018, from the same period in 2017. Management follows a disciplined pricing strategy on core deposit products that are not rate sensitive, meaning that the balances do not fluctuate significantly when interest rates change. Rates on interest-bearing checking accounts and money market accounts were changed minimally in 2018, and two time deposit specials were introduced in the fourth quarter of 2018 resulting in the cost of funds on these instruments increasing by five basis points during the year. Typically, the Corporation sees increases in time deposits during periods when consumers are not confident in the stock market and economic conditions deteriorate. During these periods, there is a “flight to safety” to federally insured deposits. This trend occurred in past years, but time deposit balances declined throughout 2016, 2017, and 2018. As the rate between time deposits and core deposits narrowed, many customers chose to transfer funds from maturing time deposits into checking and savings accounts.

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

The Corporation’s average rate on borrowed funds increased by 38 basis points from 2017 to 2018, as refinancing of several long-term borrowings maturing in 2018 was completed at higher market interest rates. Throughout 2018, the new fixed borrowing rates were higher than the average rate paid on the Corporation’s existing borrowings. The Corporation will likely not have opportunities to decrease borrowing costs in 2019 because the fixed rate borrowings that will be maturing were initiated in prior years when market interest rates were materially lower.

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

A provision expense of $660,000 was recorded in 2018, compared to $940,000 in 2017, and $325,000 in 2016. The provision expense in 2018 was primarily due to higher levels of charge-offs during the year as well as organic loan portfolio growth. While charge-offs were higher in 2018 than 2017, net charge-offs were lower than 2017 resulting in a lower provision compared to the prior year. Net charge-offs improved by $28,000 from 2017 to 2018. In addition, the amount of business and commercial substandard loans as of December 31, 2018, was $688,000 lower than on December 31, 2017. The amount of substandard loans has a larger influence over the allowance for loan loss calculation due to a greater likelihood of further credit deterioration. These factors led to a lower provision for loan losses in 2018 than in 2017. The allowance as a percentage of loans decreased from 1.38% at December 31, 2017, to 1.25% by the end of 2017. It is anticipated that the Corporation will record a provision expense again in 2019 based on projected loan growth and projected delinquencies and levels of classified loans.

Management also continues to provide for estimated losses on pools of similar loans based on historical loss experience. Management employs qualitative factors every quarter in addition to historical loss experience to take into consideration the current trends in loan volume, concentrations of credit, delinquencies, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight. National and local economic trends and conditions are also considered when calculating an appropriate loan loss allowance for each loan pool. Qualitative factors only increased for the dairy loan pool in 2018 as a result of continued growth and economic factors impacting the health of the dairy industry. Factors for seven of the remaining loan pools were decreased during 2018 and one factor remained the same. The overall decline in qualitative factors in 2018 compared to 2017 resulted in a lower required allowance and a smaller provision for loan losses during the year.

Management continues to evaluate the allowance for loan losses in relation to the growth or decline of the loan portfolio and its associated credit risk, and believes the provision and the allowance for loan losses are adequate to provide for future loan losses. For further discussion of the calculation, see the “Allowance for Loan Losses” section.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Other Income

Other income for 2018 was $11,037,000, an increase of $716,000, or 6.9%, compared to the $10,321,000 earned in 2017. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	2018 vs. 2017				2017 vs. 2016
	2018	2017	Increase (Decrease)		2017	2016	Increase (Decrease)
	$	$	$	%	$	$	$	%
Trust and investment services	1,959	1,776	183	10.3	1,776	1,475	301	20.4
Service charges on deposit accounts	1,351	1,235	116	9.4	1,235	1,123	112	10.0
Other fees	1,578	1,434	144	10.0	1,434	1,136	298	26.2
Commissions	2,596	2,303	293	12.7	2,303	2,169	134	6.2
Net realized gains on sales
of securities available for sale	(291)	675	(966)	(143.1)	675	2,370	(1,695)	(71.5)
Gains on sale of mortgages	1,602	1,715	(113)	(6.6)	1,715	1,512	203	13.4
Earnings on bank-owned life insurance	1,638	688	950	138.1	688	785	(97)	(12.4)
Other miscellaneous income	604	495	109	22.0	495	574	(79)	(13.8)

Total other income	11,037	10,321	716	6.9	10,321	11,144	(823)	(7.4)

Trust and investment services income increased by $183,000, or 10.3%, from 2017 to 2018, after increasing 20.4% from 2016 to 2017. In 2018, trust and investment services revenue accounted for 4.4% of the Corporation’s gross revenue stream, including gains and losses on securities and mortgages, compared to 4.4% in 2017 and 4.0% in 2016. Trust and investment services revenue consists of income from traditional trust services and income from investment services provided through a third party. In 2018, the traditional trust business accounted for $1,212,000, or 61.9%, of total trust and investment services income, with the investment services totaling $747,000, or 38.1%. In 2018, traditional trust services income increased by $19,000, or 1.6%, from 2017 levels, while investment services income increased $164,000, or 28.1%. The amount of customer investment activity drives the investment services income. Market increases and a larger customer base primarily caused the increase in trust revenue in 2018. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, and small business planning in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts for the year ended December 31, 2018, increased by $116,000, or 9.4%, compared to 2017. Overdraft service charges for 2018, which comprise 79.6% of the total deposit service charges, increased to $1,075,000, from $991,000 in 2017, an 8.5% increase. Several other categories of fees increased or decreased by lesser amounts.

Other fees increased for the year ended December 31, 2018, by $144,000, or 10.0%, compared to the previous year. This increase was primarily due to loan-related fees, which increased due to the increase in commercial, agriculture, and mortgage related fees. Loan administration fees increased by $88,000, or 14.4%, for the year ended December 31, 2018, compared to 2017. Additionally, mortgage origination fees increased by $21,000, or 7.5%, for the same period. Account analysis fees increased by $38,000, or 50.5% in 2018 compared to 2017, due to pricing changes as well as the addition of clients to the cash management program throughout the year. Various other fee income categories increased or decreased slightly accounting for the remainder of the change.

Commissions increased by $293,000, or 12.7%, for the year ended December 31, 2018, compared to the previous year. This was primarily caused by debit card interchange income, which increased by $260,000, or 13.0%. The interchange income is a direct result of the volume of debit card transactions processed and this income increases as customer accounts increase or as customers utilize their debit cards to a higher degree. Additionally, commissions earned on merchant credit card relationships increased by $46,000, or 31.2% for 2018 compared to the prior year. Commissions received from a mortgage settlement company decreased by $30,000, or 27.6%, partially offsetting the increases above.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Gains/losses on security transactions were lower for the year ended December 31, 2018, with a total of $291,000 of losses recorded compared to $675,000 of gains recorded for 2017, a $966,000 decrease in income. Gains or losses taken on securities fluctuate based on market conditions including:

•	large swings in market pricing, utilizing volatility and market timing to the Corporation’s advantage,
•	appreciation or deterioration of securities values due to changes in interest rates, credit risk, financial performance, or market dynamics such as spread and liquidity,
•	sale of securities at gains or losses to fund loan growth,
•	opportunities to reposition the securities portfolio to improve long-term earnings, or
•	management’s asset liability goals to improve liquidity or reduce interest rate or fair value risk.

The gains or losses recorded depend entirely on management’s active trades based on the above. Losses can be in the form of active sales of securities, or impairment of securities, which involve writing the security down to a lower value based on anticipated credit losses. There were no impairment charges in 2016, 2017, or 2018, therefore all security gains and losses incurred during these years were active sales designed to either take gains or losses, or reposition the portfolio.

The number of securities sold in 2016 was much higher because of the very low interest rate environment that presented many opportunities to sell securities at large gains. Bond pricing was significantly higher in 2016 allowing management to sell securities at large gains. Meanwhile, loan growth was strong in 2017 providing opportunities to both sell securities at gains and use the proceeds to fund new loans. During 2018, the rate environment was not as conducive to taking gains and Management made the decision to sell off some securities at losses to fund loan growth and to reposition the portfolio for better rates-up performance. Loan growth was very strong in 2018 and this continues to be one of the core elements of Management’s plan to increase asset yield and protect margin, by converting securities into loans and improving the Corporation’s loan-to-deposit ratio.

Gains on the sale of mortgages in 2018 decreased $113,000, or 6.6%, from 2017. Because of the interest rate environment in 2017, margins received on sold loans were extremely high resulting in a higher level of gains compared to 2018. Management has budgeted for a small decrease in the gains on the sale of mortgages in 2019, as with U.S. treasury rates moving up it will be more difficult to grow mortgage volume and the margins on gains on sales will likely be diminished.

Earnings on bank-owned life insurance (BOLI) increased by $950,000, or 138.1%, for the year ended December 31, 2018, compared to the prior year. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies, the actual annual return of the policies, and any benefits paid upon death that exceed the policy’s cash surrender value. The large year-to-date increase in BOLI income was caused by $913,000 of insurance proceeds received in the first quarter of 2018 due to the death of a participant. Increases in cash surrender value are a function of the return of the policy net of all expenses.

The miscellaneous income category increased by $109,000, or 22.0%, for the year ended December 31, 2018, compared to the same period in 2017. The primary reason for the increase in miscellaneous income was an increase in net mortgage servicing income and credit enhancement fees which were up $43,000, or 26.2%, and $27,000, or 56.0%, respectively, for the year ended December 31, 2018, compared to 2017. Additionally, income from sales tax refunds totaled $32,000 in 2018 with no corresponding income in 2017.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the last three years along with the percentage increase or decrease compared to the previous year.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	2018 vs. 2017				2017 vs. 2016
	2018	2017	Increase (Decrease)		2017	2016	Increase (Decrease)
	$	$	$	%	$	$	$	%

Salaries and employee benefits	20,240	19,340	900	4.7	19,340	16,769	2,571	15.3
Occupancy expenses	2,475	2,413	62	2.6	2,413	2,183	230	10.5
Equipment expenses	1,129	1,166	(37)	(3.2)	1,166	1,091	75	6.9
Advertising & marketing expenses	773	698	75	10.7	698	614	84	13.7
Computer software & data
processing expenses	2,341	2,210	131	5.9	2,210	1,831	379	20.7
Shares tax	901	859	42	4.9	859	807	52	6.4
Professional services	1,974	1,673	301	18.0	1,673	1,590	83	5.2
Other operating expenses	2,613	2,518	95	3.8	2,518	2,315	203	8.8
Total operating expenses	32,446	30,877	1,569	5.1	30,877	27,200	3,677	13.5

Salaries and employee benefits are the largest category of other expenses. In general, they comprise 62% of the Corporation’s total operating expenses. For the year 2018, salaries and benefits increased $900,000, or 4.7%, compared to 2017. Salaries increased by $911,000, or 6.4% for the year, while employee benefits decreased by $11,000, or 0.2%. Salary expenses are growing because of limited sales and back office staff additions on top of normal merit increases. Employee benefits expense decreased minimally for 2018 due to a combination of lower pension costs, health insurance costs, recruitment and other personnel costs. Benefit insurance costs in total increased minimally by $12,000, or 0.4%, from 2017 to 2018. Pension and 401(k) expenses were down $55,000, or 5.4%, in 2018, compared to 2017. The pension portion experienced an $84,000, or 11.9% decrease primarily related to an adjustment to the prior year’s contribution.

As of January 1, 2016, the balance of the Corporation’s Money Purchase Pension Plan was transferred into the new 401(k) Savings Plan, which now functions as the Corporation’s profit sharing plan. Several other changes were made consistent with safe harbor provisions of non-discriminatory profit sharing plans. Before 2016, management made a non-elective contribution equal to 5% of all employee compensation into the Corporation’s pension plan for all qualifying employees. Beginning in 2016, management split the 5% into two components as part of a new profit sharing plan with a non-elective safe harbor contribution of 3% of all employee compensation for the year, plus a non-elective employer contribution of up to 2% of all employee compensation based on the performance of the Corporation. The plan conversion also included changes that resulted in an accelerating vesting schedule for new employees and provided better benefits to a long-term employee in the year of termination. These changes along with both a record number of new hires and record year for employee turnover caused the Corporation’s pension expense to accelerate in 2016, but then moderate in 2017 and decline in 2018. The 401(k) match portion of the profit sharing expense is much smaller in scope than the non-elective safe harbor and employer contribution expenses since the Corporation is matching a maximum of up to 2.5% of salary depending on employee contributions, compared to contributing up to 5.0% of salary in the profit sharing plan components. The 401(k) match expense portion of the new 401(k) Savings Plan increased $29,000, or 9.1% in 2018, a function of a larger workforce and greater employee participation.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance
•	Lease expense

Occupancy expenses have increased by $62,000, or 2.6%, for 2018 compared to 2017. Snow removal costs increased by $48,000, or 144.3% in 2018 compared to 2017, and utilities costs increased by $44,000, or 6.4%, when comparing

ENB FINANCIAL CORP
Management’s Discussion and Analysis

both years. Building depreciation costs increased by $36,000, or 5.4% in 2018 compared to 2017. Partially offsetting these increases, building repair and maintenance costs decreased by $86,000, or 36.4%.

Equipment expenses decreased by $37,000, or 3.2%, for 2018 compared to 2017. Equipment service contract expenses decreased by $47,000, or 18.1%, for the year ended December 31, 2018, compared to the same period in 2017, and miscellaneous equipment expenses decreased by $16,000, or 18.7%. Partially offsetting these decreases, depreciation on furniture and equipment increased by $28,000, or 3.9%.

Advertising and marketing expenses for the year increased by $75,000, or 10.7%, from 2017 levels. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses alone totaled $501,000 in 2018, which was a $41,000, or 8.9% increase, over 2017. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies. Public relations, the smaller category of advertising and marketing expenses, totaled $273,000 for 2018, compared to $238,000 for 2017, an increase of $35,000, or 14.7%. Fairs and expos, promotional items, and sponsorships make up this category. Management has increased marketing outreach efforts consistent with the Corporation’s expanded market area in 2018.

Computer software and data processing expenses increased by $131,000, or 5.9%, for 2018 compared to 2017. Software-related expenses were up by $120,000, or 9.4%, for the year ended December 31, 2018, compared to the prior year, primarily because of increased amortization on existing software as well as purchases of new software platforms to support the strategic initiatives of the Corporation. Software expenses are likely to continue to increase in 2019, but the actual increase will be dependent on how quickly new software platforms are identified, analyzed, approved and placed into service. Data processing fees were up $11,000, or 1.1%, for the year ended December 31, 2018, compared to the same period in 2017. These fees are likely to increase throughout 2019 as data processing fees increase with the increase in customer transactions.

Bank shares tax expense was $901,000 for 2018, an increase of $42,000, or 4.9%, from 2017. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. The shares tax calculation uses a period-end balance of shareholders’ equity and a tax rate of 0.95%. The increase in 2018 can be primarily attributed to the Corporation’s growing value of shareholders’ equity.

Professional services expense increased $301,000, or 18.0%, for 2018, compared to 2017. These services include accounting and auditing fees, legal fees, and fees for other third-party services. Fees paid to an outside consultant to perform a profit and process improvement project were $125,000 in 2018 causing a larger increase in professional fees compared to 2017. Legal fees increased by $80,000 in 2018 compared to the prior year primarily as a result of loan related legal fees. Fees for courier services increased by $19,000, or 26.5%, for the year as a result of courier services provided to customers in our new branch communities, primarily in southern Lancaster County. BOLI expense increased by $17,000, or 20.8%, primarily as a result of higher expenses on an older director’s deferred compensation plan. Other professional services expense categories increased or decreased to lesser degrees making up the remainder of the variance.

Other operating expenses increased by $95,000, or 3.8%, for the year ended December 31, 2018, compared to the same period in 2017. Loan-related expenses increased by $94,000, or 27.6%, for the year-to-date periods when comparing 2018 to 2017. The primary reason for this increase was the implementation of a third party origination loan program which generates revenue from loans referred by another financial institution, with a commission paid to that institution which runs through this other operating expense category. Additionally, the provision for off balance sheet credit losses increased by $45,000 in 2018 compared to 2017. Costs related to operating supplies increased by $31,000, or 12.3%, when comparing both years, but partially offsetting these increases, fraud-related charge-offs decreased by $104,000, or 38.0%, for 2018 compared to 2017.

Management uses the efficiency ratio as one metric to evaluate the Corporation’s level of operating expenses. The efficiency ratio measures the efficiency of the Corporation in producing one dollar of revenue. For example, an efficiency ratio of 70% means it costs seventy cents to generate one dollar of revenue. A lower ratio represents better operational efficiency. The formula for calculating the efficiency ratio is total operating expenses, excluding foreclosed property and OREO expenses, divided by net interest income on an FTE basis, prior to the provision for loan losses, plus other income, excluding gain or loss on the sale of securities. A higher level of operating expenses may be justified if the Corporation is growing interest earning assets and is increasing net interest income and other income at faster levels. This was the case in 2018 as the Corporation’s efficiency ratio was 71.6%, compared to 73.2% for 2017. Management has been successful in increasing both net interest income and fee income during this period, resulting in improved efficiency. In 2019, management anticipates further improvements in net interest

ENB FINANCIAL CORP
Management’s Discussion and Analysis

margin, which will provide higher net interest income and better efficiency, outside of improvements caused by normal growth. In the near term, management’s goal is to reduce the efficiency ratio to below 70%. While management desires a lower efficiency ratio, the desire to capture additional market share in the near future and the interest rate environment, including the timing of the Federal Reserve’s rate actions, will play a large part in determining when the Corporation’s efficiency ratio improves and the degree to which improvements can be made.

Income Taxes

Nearly all of the Corporation’s income is taxed at a corporate rate of 21% for Federal income tax purposes. The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, no taxable activity is conducted at the corporate level. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is not subject to state income tax, but does pay Pennsylvania Bank Shares Tax. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income under operating expenses.

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

For the year ended December 31, 2018, the Corporation recorded a tax provision of $1,306,000, compared to $2,338,000 for 2017. This decrease in tax provision was caused primarily by a deferred tax asset devaluation of $1.1 million at December 31, 2017, as a result of a lower Corporate tax rate. The Tax Cuts and Jobs Act lowered the Corporate tax rate from 34% to 21% as of January 1, 2018, which lowered the Corporation’s provision for Federal income taxes in 2018. However, the Corporation was required to write down the value of its net deferred tax assets by $1.1 million as of December 31, 2017. This devaluation reduced the deferred tax asset and increased tax expense for the year.

The effective tax rate for the Corporation was 11.8% for 2018, compared to 26.9% for 2017. The Corporation’s effective tax rate is lower than the 21% corporate rate that was effective December 31, 2018, as a result of tax-free assets that the Corporation holds on its balance sheet. The majority of the Corporation’s tax-free assets are in the form of obligations of states and political subdivisions, referred to as municipal bonds.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of the cash on hand in the Corporation’s vaults, operational transaction accounts with the Federal Reserve Bank (FRB), and deposits in other banks. The FRB requires a specified amount of cash available either in vault cash or in an FRB account. Known as cash reserves, these funds provide for the daily clearing house activity of the Corporation and fluctuate based on the volume of each day’s transactions. Beyond these requirements, the Corporation maintains additional cash levels as part of Management’s active asset liability and liquidity strategy. Management has been carrying larger cash balances to provide an immediate hedge against interest rate risk and liquidity risk. As of December 31, 2018, the Corporation had $41.4 million in cash and cash equivalents, compared to $53.1 million as of December 31, 2017.

As a result of the actions of the Board of Governors on December 16, 2008, financial institutions have been able to receive a rate equivalent to the Federal funds rate on reserves held at the FRB. Because this rate matched the Federal funds rate that could be obtained at other correspondent banks, management began to keep larger balances at the FRB and less Federal funds. This overnight rate has increased with every Federal Reserve rate move, so it initially moved to 0.50% in December of 2015 after the first rate move and stands at 2.50% as of December 31, 2018. The Corporation expects to maintain an element of total cash at the Federal Reserve as part of a diversified cash management plan as long as liquidity levels allow for this to happen. Management also invests excess cash in two money market accounts at other financial institutions. One money market account yielded a return of 2.60% at December 31, 2018, and the other money market account yielded a return of 2.75%, both more than the return received from the FRB. This diversification alters the mix of cash and cash equivalents to more interest bearing deposits in banks and less Federal funds sold. The cash and cash equivalents represent only one element of liquidity. For further discussion on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk.

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

Some conclusions drawn from the following table are as follows:

•	Balance sheet growth rate was 4.6% in 2018 compared to 6.7% in 2017.
•	Balance sheet mix changed with average balances of loans growing at a rate of 9.9%, compared to a 1.2% decrease in securities.
•	Interest bearing demand deposits and savings deposits grew in 2018 compared to a decline in time deposits.
•	Non-interest bearing deposits, the most beneficial deposits, grew at a rate of 12.1% in 2018, compared to 16.2% growth in 2017.
•	Time deposits continue to decline both in amount and as a percentage of total deposits with a 8.5% decrease in 2018 compared to a 7.7% decline in 2017.
•	Borrowings increased by 2.4% in 2018, compared to a decrease of 5.1% in 2017.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

SOURCES AND USES OF FUNDS

(DOLLARS IN THOUSANDS)

	2018 vs. 2017				2017 vs. 2016
	2018	2017	Increase (Decrease)		2017	2016	Increase (Decrease)
Average Balances	$	$	$	%	$	$	$	%

Short-term investments	18,772	29,277	(10,505)	(35.9)	29,277	24,325	4,952	20.4
Securities available for sale	319,420	323,317	(3,897)	(1.2)	323,317	296,925	26,392	8.9
Regulatory stock	6,245	5,629	616	10.9	5,629	4,851	778	16.0
Loans	638,525	581,267	57,258	9.9	581,267	553,994	27,273	4.9
Total Uses	982,962	939,490	43,472	4.6	939,490	880,095	59,395	6.7

Interest bearing demand	213,037	201,522	11,515	5.7	201,522	188,758	12,764	6.8
Savings accounts	196,392	187,018	9,374	5.0	187,018	163,210	23,808	14.6
Time deposits	142,125	155,285	(13,160)	(8.5)	155,285	168,182	(12,897)	(7.7)
Borrowings	72,282	70,557	1,725	2.4	70,557	74,381	(3,824)	(5.1)
Non-interest bearing demand	322,733	287,928	34,805	12.1	287,928	247,730	40,198	16.2
Total Sources	946,569	902,310	44,259	4.9	902,310	842,261	60,049	7.1

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair market value. As of December 31, 2018, the Corporation had $300.0 million of investment securities, which accounted for 27.3% of assets, compared to 30.9% as of December 31, 2017. The securities portfolio decreased in size and as a percentage of the balance sheet in 2018 due to increased loan growth resulting in sales of securities to fund higher loan balances. While the ending balance of securities decreased 6.2% from December 31, 2017 to December 31, 2018, the average balance of securities decreased 1.2% for the year compared to 2017.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2018		2017		2016
	$	%	$	%	$	%
U.S. government agencies	30,120	10.0	34,352	10.8	32,261	10.5
U.S. agency mortgage-backed securities	44,639	14.9	52,073	16.3	55,869	18.1
U.S. agency collateralized mortgage obligations	54,090	18.0	54,641	17.1	37,936	12.3
Asset-backed securities	11,399	3.8	—	—	—	—
Corporate bonds	59,192	19.7	60,769	19.0	52,091	16.9
Obligations of states and political subdivisions	94,625	31.6	112,243	35.1	124,430	40.4
Total debt securities, available for sale	294,065	98.0	314,078	98.3	302,587	98.2
Marketable equity securities (a)	5,934	2.0	5,583	1.7	5,524	1.8

Total securities	299,999	100.0	319,661	100.0	308,111	100.0

(a)	As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available for sale.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds which account for 98.0% of all securities. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. Refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion of risk strategies. To provide maximum flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of the portfolio on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on the bonds that are currently valued below book value.

The Corporation’s marketable equity securities include an investment in qualified Community Reinvestment Act (CRA) mutual funds and a small portfolio of bank stocks held at the holding company level. A total of $5,410,000 has been invested into one qualified CRA fund that carried an AAA credit rating as of December 31, 2018. The fund is a Small Business Administration (SBA) CRA fund with a $5,410,000 book value and market value as it has a stable dollar price. The current guideline used by management for the minimum amount to be invested in CRA-approved investments is approximately 0.5% of assets. The current $5,410,000 of CRA investments is equivalent to 0.5% of assets. The small portfolio of bank stocks included in marketable equity securities had a book value of $591,000 and a fair market value of $524,000 as of December 31, 2018.

Overall, the tax equivalent yield on all of the Corporation’s securities decreased from 3.18% for 2017, to 2.64% for 2018. This decrease was primarily due to the change in Corporate tax rate from 34% to 21% as of December 31, 2017, which caused a significant decline in yield on the portfolio of tax-free municipal securities during 2018. On the taxable segment of the portfolio, Treasury rates were higher in 2018 compared to 2017, so the vast majority of securities that matured or were sold had lower yields than the securities purchased to replace them. The Corporation’s securities portfolio underwent a number of changes during 2018 including investments in asset-backed securities and a decrease in obligations of states and political subdivisions. The fair market value of the Corporation’s securities portfolio decreased by $19.7 million, or 6.2%, from December 31, 2017 to December 31, 2018, and the portfolio accounted for a smaller amount of the Corporation’s assets at 27.3% as of December 31, 2018, compared to 30.9% as of December 31, 2017.

Management invested in asset-backed securities in 2018 in the form of student loan floaters in an effort to provide an instrument that will perform well in a rates-up environment and offset the interest rate risk of the longer fixed-rate municipal bonds. Management also decreased the amount of obligations of states and political subdivisions in response to tax law changes that made these instruments slightly less beneficial from a yield and duration standpoint.

Management views the U.S. government agency sector as foundational to the building of the securities portfolio. U.S. agencies have very low risk and high liquidity, and depending on structure, are fairly predictable in terms of their performance. Non-callable agencies have a set maturity date with no principal payments until maturity. Callable

ENB FINANCIAL CORP
Management’s Discussion and Analysis

agencies offer a higher yield but carry option risk, the risk that the agency could call the issue after it reaches the call date. This typically occurs if interest rates decline. The non-callable structures have lower yield but a better total return profile when considering all rate scenarios, however given a slow progression of higher rates the callable structure would outperform given the higher yield. As a result, management uses a blend of non-callable and callable instruments to enhance yield performance but ensure a predictable cash flow ladder is built out into the future. Management prefers to use corporate bonds to supplement U.S. agencies in building a ladder of steady maturities in the one-year to five-year time frame. Corporate bonds provide better return than U.S. agencies, especially in this shorter time frame, since they provide better yields and are generally not callable. In the corporate bond market there are also floating rate bonds available that typically reprice quarterly based on a spread to one-month LIBOR. During 2018, management steadily added to the position of floating rate corporate bonds to enable a larger portion of the securities portfolio to benefit from higher interest rates. This strategy worked well as the Federal Reserve increased interest rates at the pace of once a quarter during 2018. Therefore, the floating rate corporate bonds were able to gain the benefit of each Federal Reserve increase as they continued to reprice to a higher coupon at each quarterly reset date. Between these floating rate corporate bonds and the asset backed securities sector, the Corporation’s percentage of floating rate securities grew from 3.9% as of December 31, 2017, to 11.1% as of December 31, 2018. While corporate bonds do carry substantially more credit risk than U.S. agencies, the credit risk of corporate bonds is greatly mitigated by maintaining shorter maturities.

Investments in MBS and CMOs assist management in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike U.S. agency bonds, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay monthly principal and interest. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease. During the majority of 2018, cash flows from these securities were lower than the prior year as a result of higher Treasury rates. Management desires and pursues those MBS and CMO securities that do not experience significant changes in prepayment speeds given changes in interest rates. Since nearly all of these securities are purchased at a premium, management is most concerned with how quickly that premium will be amortized based on the average life of the security. Therefore, management attempts to guard against those securities with fast or volatile prepayment speeds in favor of those that demonstrate more consistent principal payments.

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio on a tax-equivalent basis. In the continued prolonged period of historically low interest rates, the municipal bond sector has outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds; however, they generally carry the longest duration and highest interest rate risk exposure out of all the Corporation’s securities. Due to the lower tax rate in 2018, municipal bonds do not provide yields as high as previous years, but they still are an important component of the Corporation’s portfolio. The municipal bond portfolio had an unrealized loss position of $1,532,000 as of December 31, 2018, compared to an unrealized loss position of $1,804,000 as of December 31, 2017.

The vast majority of the municipal bonds held by the Corporation on December 31, 2018 carried between an A and an AA credit rating, with 10.1% carrying the highest AAA rating. These are stronger ratings on average than the ratings on the corporate bonds held by the Corporation. These ratings reflect the final rating or the rating with any insurance backing or credit enhancements. The Corporation’s securities policy requires that municipal bonds not carrying insurance have a minimum S&P credit rating of A- or a minimum Moody’s credit rating of A3 at the time of purchase. It is possible that municipalities have an underlying rating of S&P BBB+ or Moody’s Baa1 rating prior to insurance or credit enhancement while having a final rating of S&P A- or Moody’s A3 with the insurance and/or credit enhancement. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the weaker economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Therefore, management closely monitors any municipal bonds that have their credit ratings downgraded below initial purchase guidelines. The Corporation has not experienced any losses due to defaults or bankruptcies of states or political subdivisions. As of December 31, 2018, all of the municipal bonds carried credit ratings within the Corporation’s initial purchase policy requirements.

As of December 31, 2018, the Corporation held corporate bonds with a total book value of $61.1 million and fair market value of $59.2 million. Corporate bonds, consisting of bonds issued by public companies as unsecured credit, carry a 100% risk weighting for capital purposes and therefore are viewed as a higher risk security. Because of the higher risk posed by corporate bonds, the Corporation has a policy that limits corporates to 20% of the portfolio book value. As of December 31, 2018, this $61.1 million book value of corporate debt amounted to 19.9% of the portfolio book value, compared to $61.3 million book value, or 18.9% of portfolio book value as of December 31, 2017.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

Management closely monitors the unrealized gain or loss positions of all the corporate bonds to identify any potential weakness. The trading levels of these securities are closely linked to the financial performance and health of the entity. Significant declines in the valuations of these securities, beyond what can be attributed to movement in interest rates, are generally an indication of higher credit risk. Management reviews all securities with unrealized losses approaching 10% or those carrying unrealized losses for prolonged periods of time, for possible impairment. As of December 31, 2018, the highest percentage of unrealized losses for any corporate bond was 11.4% and 10.8% and those losses were on General Electric bonds that had some credit concerns as of December 31, 2018. After December 31, 2018 but prior to the filing of this report, the unrealized losses on these two bonds had declined to 8.2% and 7.6%, respectively. Management evaluated the bonds and determined that they were not impaired. Management anticipates further improvement in valuation of these bonds in 2019. All but two of the corporate bonds had at least an A credit rating by one of the major credit rating services, with all corporate bonds considered investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

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

The following table shows the weighted-average life and yield on the Corporation’s securities by maturity intervals as of December 31, 2018, based on amortized cost. All of the Corporation’s securities are classified as available for sale and are reported at fair value; however, for purposes of this schedule they are shown at amortized cost.

SECURITIES PORTFOLIO MATURITY ANALYSIS

(DOLLARS IN THOUSANDS)

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. government agencies	—	—	27,025	1.94	4,000	3.24	—	—	31,025	2.11
U.S. agency mortgage-backed securities	7,797	2.28	20,991	2.31	11,973	2.41	5,602	2.48	46,363	2.35
U.S. agency collateralized mortgage obligations	7,111	2.28	29,359	2.31	15,580	2.48	3,132	2.83	55,182	2.38
Corporate bonds	—	—	61,085	2.70	—	—	—	—	61,085	2.70
Obligations of states and political subdivisions	—	—	1,856	1.88	2,410	3.35	91,891	3.04	96,157	3.03
Asset-backed securities	—	—	—	—	—	—	11,440	3.00	11,440	3
Marketable equity securities	—	—	—	—	—	—	6,001	2.60	6,001	2.60

Total securities available for sale	14,908	2.28	140,316	2.40	33,963	2.61	118,066	2.98	307,253	2.64

Securities are assigned to categories based on stated contractual maturity except for MBS and CMOs, which are based on anticipated payment periods.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The yield on the securities portfolio, including equity securities, was 2.64% as of December 31, 2018, compared to 2.70% as of December 31, 2017. The reduction in yield was primarily due to the decline in Corporate tax rate that had a negative impact on the yield of municipal bonds. These bonds carry the highest yield in the portfolio but this yield was impacted significantly by the tax rate reduction. Management also reduced municipal bonds throughout 2018 to reduce portfolio duration and as a result of the yields being less favorable. As of December 31, 2018, the effective duration of the Corporation’s fixed income security portfolio was 3.0 years for the base case or rates unchanged scenario, compared to 3.3 years as of December 31, 2017. Effective duration is the estimated duration or length of a security or portfolio, which is implied by the price volatility. Effective duration is calculated by converting price volatility to a standard measurement representing length, expressed in years. It is a measurement of price sensitivity, with lower durations being advantageous in periods of rising rates and longer durations benefiting the holder in periods of declining rates. An effective duration of 3.0 years would approximate the duration of a three-year U.S. Treasury, a security that has no option risk or call provisions. Management receives effective duration and price volatility information quarterly on an individual security basis. Management’s target base case, or rates unchanged effective duration, is 3.0 years. The Corporation manages duration, along with interest rate sensitivity and fair value risk, across the entire balance sheet. Currently, assets are repricing quicker than liabilities, meaning the Corporation is asset sensitive and benefits by higher interest rates. Regardless of the Corporation’s asset sensitive balance sheet position, management still desires to maintain the securities portfolio’s effective duration at the targeted 3.0 years throughout 2019 to maintain rates-up performance.

Effective duration is only one measurement of the length of the securities portfolio. Management receives and monitors a number of other measurements. In general, a shorter portfolio will adjust more quickly in a rising interest rate environment, whereas a longer portfolio will tend to generate more return over the long-term and will outperform a shorter portfolio when interest rates decline. Because the Corporation’s securities portfolio is slightly longer than the average peer bank, it will generally outperform the average peer bank given static rates or a decline in interest rates, and will generally underperform given higher interest rates. Additionally, with fixed rate instruments, the longer the term of the security, generally the more fair value risk there is when interest rates rise. The converse is true when interest rates decline. The securities portfolio is a significant piece of the Corporation’s assets, but there are other crucial elements that management also uses to manage the Corporation’s asset liability position such as cash and cash equivalents and borrowings. Beyond these, management also utilizes other elements of the Corporation’s balance sheet to reduce exposure to higher interest rates. Prime-based loans account for approximately 22% of the Corporation’s total loans which results in this segment of the portfolio having very minimal exposure to interest rate risk because these loans reprice to the new Prime rate whenever there is a Federal Reserve rate movement. The unusually extended period of historically low rates also caused the Corporation’s deposits to undergo major changes in consistency with non-interest bearing accounts and savings accounts responsible for a larger percentage of deposits while time deposits have declined markedly. This has benefited the Corporation’s asset liability position with more core deposits which model with longer lives causing liabilities to extend. The combination of Prime-based loans and longer core deposits has allowed management to historically take on more duration in the securities portfolio. See Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion on the Corporation’s management of asset liability risks including interest rate risk and fair value risk.

The majority of the Corporation’s securities are held at the bank level with only a very small portfolio of bank stocks held at the holding company level. With only $591,000 of book value as of December 31, 2018, the non-maturity nature of the Corporation’s bank stock portfolio is not material to the duration of the Corporation’s securities portfolio or assets. The decision to purchase these equity securities at the holding company level took into account tax strategies, market conditions, and other strategic decisions.

Loans

Net loans outstanding increased $96.1 million, or 16.3%, from $589.3 million at December 31, 2017, to $685.4 million at December 31, 2017. The following table shows the composition of the loan portfolio as of December 31 for each of the past five years.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	December 31,
	2018		2017		2016		2015		2014
	$	%	$	%	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	101,419	14.6	90,072	15.1	86,434	15.2	87,613	16.8	95,914	20.4
Agriculture mortgages	165,926	24.0	152,050	25.5	163,753	28.7	158,321	30.5	140,322	29.8
Construction	18,092	2.6	18,670	3.1	24,880	4.4	14,966	2.9	7,387	1.6
Total commercial real estate	285,437	41.2	260,792	43.7	275,067	48.3	260,900	50.2	243,623	51.8

Consumer real estate (a)
1-4 family residential mortgages	219,037	31.6	176,971	29.7	150,253	26.3	133,538	25.7	123,395	26.2
Home equity loans	10,271	1.5	11,181	1.9	10,391	1.8	10,288	2.0	12,563	2.7
Home equity lines of credit	64,413	9.3	61,104	10.2	53,127	9.3	37,374	7.2	27,308	5.8
Total consumer real estate	293,721	42.4	249,256	41.8	213,771	37.4	181,200	34.9	163,266	34.7

Commercial and industrial
Commercial and industrial	61,043	8.8	41,426	6.9	42,471	7.4	36,189	7.0	31,998	6.8
Tax-free loans	22,567	3.3	20,722	3.5	13,091	2.3	19,083	3.7	11,806	2.5
Agriculture loans	20,512	3.0	18,794	3.2	21,630	3.8	18,305	3.5	16,496	3.5
Total commercial and industrial	104,122	15.1	80,942	13.6	77,192	13.5	73,577	14.2	60,300	12.8

Consumer	9,197	1.3	5,320	0.9	4,537	0.8	3,892	0.7	3,517	0.7

Total loans	692,477	100.0	596,310	100.0	570,567	100.0	519,569	100.0	470,706	100.0
Less:
Deferred loan costs, net	(1,596)		(1,243)		(1,000)		(714)		(462)
Allowance for loan losses	8,666		8,240		7,562		7,078		7,141
Total net loans	685,407		589,313		564,005		513,205		464,027

(a)	Residential real estate loans do not include mortgage loans serviced for others. These loans totaled $126,916,000 as of December 31, 2018, $98,262,000 as of December 31, 2017, $66,767,000 as of December 31, 2016, $38,024,000 as of December 31, 2015, and $16,670,000 as of December 31, 2014.

The composition of the loan portfolio has remained relatively stable in recent years, with the one major trend being the growth in 1-4 family residential lending. The total of all categories of real estate loans comprised 83.6% of total loans as of December 31, 2018, compared to 85.5% of total loans as of December 31, 2017. Consumer real estate is now the largest category of the loan portfolio, with commercial real estate being the second largest category.

Commercial real estate consists of 41.2% of total loans as of December 31, 2018, compared to 43.7% of total loans as of December 31, 2017. Within the commercial real estate segment there has been an increase in agricultural mortgages and commercial mortgages over the past year, with construction based mortgages then declining slightly in 2018. Agricultural purpose loans have averaged approximately 30% of the Corporation’s total loans over the past five-year period, and had experienced a period of rapid growth in 2015 followed by slowing in 2016, declines in 2017, and then growth again in 2018. In 2016 the growth rate slowed as economic conditions, namely weaker commodity prices, became more difficult and changes occurred in the Corporation’s agricultural lending team. The reduction in agricultural mortgages in 2017 was caused by a general slowing of the growth rate in the local agricultural industry, a more challenging year for dairy farmers, which account for approximately half the Corporation’s agricultural loans, and a reduction in the pipeline of new agricultural loans caused by the prior changes in the agricultural lending staff. The Corporation has a history of an agricultural focus, which coincides with the market area and type of customers that we serve. In 2018, agricultural loan growth picked up due to the Corporation’s renewed commitment to and more agricultural relationships proceeding with projects. Management believes the agricultural loan portfolio will continue to grow in 2019, but is also closely tracking the impact of weaker commodity prices on the Corporation’s farmers.

Commercial real estate loans increased to $285.4 million at December 31, 2018, from $260.8 million at December 31, 2017, a 9.4% increase. The increase in commercial real estate occurred in the agriculture and commercial mortgages. Agriculture mortgages increased by $13.9 million, or 9.1%, and commercial mortgages increased by $11.3 million, or 12.6%, from December 31, 2017, to December 31, 2018. Due primarily to competitive pressures and a slowdown in the

ENB FINANCIAL CORP
Management’s Discussion and Analysis

pipeline for agriculture loans, these balances declined throughout 2017 with growth beginning to pick up again towards the end of the year and continuing throughout 2018. The agricultural mortgages, along with agricultural loans not secured by real estate, accounted for 26.9% of the entire loan portfolio as of December 31, 2018, compared to 28.7% as of December 31, 2017. Management expects agricultural and commercial loans to increase in 2019. Management believes as economic conditions improve further in 2019, other elements of the local diversified economy outside of the agriculture industry will expand and cause commercial mortgages to continue to grow as well.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 15.1% of total loans as of December 31, 2018, compared to 13.6% as of December 31, 2017. In scope, the commercial and industrial loan sector, at 15.1% of total loans, is significantly smaller than the commercial real estate sector at 41.2% of total loans. This is consistent with management’s credit preference for obtaining real estate collateral when making commercial loans. The balance of total commercial and industrial loans increased from $80.9 million at December 31, 2017, to $104.1 million at December 31, 2018, a 28.7% increase. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. Based on current levels of demand for these types of loans and the higher level of commercial and industrial expertise that the Corporation now has, management anticipates that these loans will experience moderate growth in 2019.

The Corporation provides credit to many small and medium-sized businesses. Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees. Commercial and industrial loans increased to $61.0 million at December 31, 2018, a $19.6 million, or 47.3% increase, from the $41.4 million at December 31, 2017. The commercial and industrial agricultural loans grew by $1.7 million, or 9.1%, from balances at December 31, 2017.

As a result of the regulatory concerns regarding commercial real estate (CRE) lending that arose out of the financial crisis of 2008, there has been a renewed focus on the amount of CRE loans as a percentage of total risk-based capital. The CRE loans are viewed as having more risk due to the specific types of commercial loans that fall into this category and their heavy reliance on the value of real estate that is used as collateral. During the financial crisis and years immediately after, many financial institutions had CRE loans in excess of 400% of total risk-based capital. Regulators were warning banks of concentrations in CRE loans and the increased risk that they could potentially bring. The Corporation’s level of CRE loans has been low relative to other community banks and the CRE profile has not materially changed over the past several years. The Corporation remains well below the CRE guidelines of 100% of total risk-based capital for construction and development loans, and 300% of risk-based capital for total CRE loans. There are nine categories of CRE loans by definition; however the Corporation only has seven of those types.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The following chart details the Corporation’s CRE loans as of December 31, 2018 and December 31, 2017.

CRE SUMMARY BY CATEGORY
(DOLLARS IN THOUSANDS)	December 31,
	2018		2017
	Total		Total
	Committed	Risk-Based	Committed	Risk-Based
	Loan Amount	Capital	Loan Amount	Capital
CRE Description	$	%	$	%
Land Development Loans	3,280	2.8	5,130	4.6
1-4 Family Residential Construction Loans	1,046	0.9	800	0.7
Commercial Construction Loans	11,560	9.8	9,083	8.2
Other Land Loans	61	0.1	1,501	1.3
Multi-Family Property	7,259	6.2	7,603	6.8
Nonfarm, Nonresidential Property	17,696	15.1	17,561	15.8
Unsecured Loans to Developers	884	0.7	1,462	1.3
	41,786	35.6	43,140	38.7

Corporation's Risk-Based Capital	117,479		111,512

The Corporation’s level of CRE loans is low relative to other financial institutions in its peer group and as a percentage of risk-based capital, with 35.6% as of December 31, 2018. Management does not believe the Corporation’s CRE profile will change significantly during 2019. Management is closely monitoring all CRE loan types to be able to determine any negative trends that may occur. Management does internally monitor the delinquencies and risk ratings of these loans on a monthly basis and has established internal policy guidelines to restrict the amount of each of the above eight types of CRE loans as a percentage of capital. As of December 31, 2018, the Corporation was well under internal guidelines for all of the above CRE loan types.

The consumer residential real estate category represents the largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $249.3 million on December 31, 2017, to $293.7 million on December 31, 2018, a 17.8% increase. This category includes closed-end fixed rate or adjustable rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged close to 40% of total loans. In 2017, this percentage was 41.8%, and in 2018 it increased to 42.4%. Management expects the consumer residential real estate category to increase at a similar pace in 2019 due to a continued effort to increase mortgage volume. The economic conditions for consumers have also improved slightly going into 2019. Consumer disposable income is higher and home valuations have increased, which has increased the equity available in their homes, however if mortgage rates increase significantly during 2019, it is likely the growth rate could moderate.

The first lien 1-4 family mortgages increased by $42.1 million, or 23.8%, from December 31, 2017, to December 31, 2018. These first lien 1-4 family loans made up 75% of the residential real estate total as of December 31, 2018, and 71% as of December 31, 2017. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. During 2018, mortgage production increased 17.5% over the prior year.  The Corporation experienced increases in both portfolio and secondary market production. The percentage of mortgage originations going in the Corporation’s held for investment mortgage portfolio increased from 55% in 2017 to 61% in 2018, and held-for-sale production also increased year-over-year by 3%. Market conditions were less favorable throughout the year with gains on the sale of mortgages decreasing by 7% in 2018. The Corporation’s continued focus on the growth of the mortgage division led to an incremental increase in purchase-money and new construction concentration; 46% of volume in 2018 was purchase, 32% was residential construction lending, and only 22% was refinance activity.  The volume of residential mortgage production in 2017 led to a 23.8% increase in growth of the overall residential loan portfolio, with a significant shift from fixed rate loans to interim adjustable rate mortgages (ARMs), climbing from 39% of the residential loan portfolio at the end of 2017, to 44% at the end of 2018.  This shift in production has decreased the bank’s interest rate risk profile and this trend is expected to continue in 2019.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As of December 31, 2018, the remainder of the residential real estate loans consisted of $10.3 million of fixed rate junior lien home equity loans, and $64.4 million of variable rate home equity lines of credit (HELOCs). This compares to $11.2 million of fixed rate junior lien home equity loans, and $61.1 million of HELOCs as of December 31, 2017. Therefore, combined, these two types of home equity loans increased from $72.3 million to $74.7 million, an increase of 3.3%. The Prime rate had remained at a very low level of 3.25% for seven years beginning in December of 2008 and increased by 25 basis points to 3.50% in December of 2015 and another 25 basis points to 3.75% in December of 2016 before increasing three more times in 2017 and 4 times in 2018 ending the year at a rate of 5.50%. The majority of borrowers chose variable-rate HELOC products throughout 2017 and 2018 instead of fixed-rate home equity loans. In addition, multiple HELOC specials with a low introductory rate were offered in 2017 and 2018, which encouraged more HELOC activity resulting in the increase in this category of loans since the prior year. Management believes consumers may shift to more fixed-rate home equity lending throughout 2019 if the Prime rate continues to increase. While 2018 did not see a significant shift away from the variable-rate HELOC product, the more times the Prime rate increases, the more likely consumers are to evaluate all options and potentially choose to fix their loan for a specified term as opposed to allowing the interest rate to remain variable.

Consumer loans not secured by real estate represent a very small portion of the Corporation’s loan portfolio, accounting for 1.3% of total loans as of December 31, 2018, and 0.9% of loans at December 31, 2017. In recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Due to the credit crisis that occurred in 2008 and 2009, specialized lenders began pulling back on the availability of credit and more favorable credit terms. The underwriting standards of major financing and credit card companies began to strengthen in the past few years after years of lower credit standards. This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice. Management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of additional consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans.

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

Management does not anticipate that the loan portfolio composition will change materially in 2019, or be subject to any adverse trends, events, or uncertainty. The robust loan growth that occurred in 2018 will likely continue in 2019 with a focus on residential, commercial, and agriculture growth and a full complement of lending staff. Agriculture and commercial mortgage growth will be dependent on economic conditions continuing to improve. Since commercial lending is highly linked to economic conditions it is likely the entire commercial real estate area will grow as a percentage of total loans. The largest single category of 1-4 family residential mortgages is expected to continue growing but with a slower growth rate. Management would expect this single segment of the loan portfolio to remain above 30% of total loans throughout 2019.

The following tables show the maturities for the loan portfolio as of December 31, 2018, by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

LOAN MATURITIES

(DOLLARS IN THOUSANDS)

		Due After
		One Year
	Due in One	Through	Due After
	Year or Less	Five Years	Five Years	Total
	$	$	$	$
Commercial real estate
Commercial mortgages	5,727	5,510	90,182	101,419
Agriculture mortgages	9,876	5,488	150,562	165,926
Construction	904	374	16,814	18,092
Total commercial real estate	16,507	11,372	257,558	285,437

Consumer real estate
1-4 family residential mortgages	9,772	6,788	202,477	219,037
Home equity loans	5,594	1,282	3,395	10,271
Home equity lines of credit	—	2,765	61,648	64,413
Total consumer real estate	15,366	10,835	267,520	293,721

Commercial and industrial
Commercial and industrial	25,529	25,482	10,032	61,043
Tax-free loans	—	2,315	20,252	22,567
Agriculture loans	12,992	5,360	2,160	20,512
Total commercial and industrial	38,521	33,157	32,444	104,122

Consumer	1,462	3,531	4,204	9,197
Total amount due	71,856	58,895	561,726	692,477

FIXED AND FLOATING RATE LOANS DUE AFTER ONE YEAR

(DOLLARS IN THOUSANDS)

		Floating or
	Fixed Rates	Adjustable Rates	Total
	$	$	$

Commercial real estate
Commercial mortgages	10,273	85,419	95,692
Agriculture mortgages	5,200	150,850	156,050
Construction	497	16,691	17,188
Total commercial real estate	15,970	252,960	268,930

Consumer real estate
1-4 family residential mortgages	78,617	130,648	209,265
Home equity loans	2,322	2,355	4,677
Home equity lines of credit	14,991	49,422	64,413
Total consumer real estate	95,930	182,425	278,355

Commercial and industrial
Commercial and industrial	32,985	2,529	35,514
Tax-free loans	16,570	5,997	22,567
Agriculture loans	5,374	2,146	7,520
Total commercial and industrial	54,929	10,672	65,601

Consumer	7,735	—	7,735

Total amount due	174,564	446,057	620,621

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

Out of all the loans due after one year, 28.1% are fixed-rate loans as of December 31, 2018. These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower. Floating or adjustable rate loans reflect different types of repricing. Approximately 29% of the $446.1 million of loans due after one year are true floating loans. These loans are tied to the Prime rate and will reprice when the Prime rate changes. For commercial customers, generally all pass credits have been granted access to the Prime rate since 2011. However, a number of the Corporation’s business and commercial Prime-based loans have been priced at levels above the Prime rate due to the credit standing of the borrower. In terms of consumer real estate loans utilizing the Prime rate for pricing, the most common rate is Prime; however, the Corporation now utilizes risk-based pricing which causes HELOCs to be priced at various multiples of the Prime rate. Outside of a six-month introductory rate, the majority of the Corporation’s HELOCs were priced at 5.50%, 5.75%, and 6.00% as of December 31, 2018. The other 71% of the Corporation’s floating or adjustable loans due after one year are adjustable in nature and will reprice at a predetermined time in the amortization of the loan. These loans are mostly real estate commercial loans.

As of December 31, 2017, 35% of the $392.0 million of floating or adjustable loans due after one year were true floating rate loans that could reprice immediately, with the other 65% being adjustable after an initial fixed rate period. The percentage of loans that can reprice immediately decreased from 35% as of December 31, 2017, to 29% as of December 31, 2018. This decrease was a function of more consumers fixing their loans during 2018 with multiple Federal Reserve rate increases. True floating rate loans that would immediately reprice according to changes in the Prime rate are favorable in reducing the Corporation’s total exposure to interest rate risk and fair value risk should interest rates increase. It is likely the borrowing habits of commercial borrowers will continue to change as the Fed continues to raise rates in 2019. More commercial customers will desire to lock into an initial fixed interest rate period to avoid these future rate increases.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	December 31,
	2018	2017	2016	2015	2014
	$	$	$	$	$

Non-accrual loans	1,833	393	721	380	967
Loans past due 90 days or more and still accruing	397	440	384	378	384
Troubled debt restructurings, non-performing	—	245	—	—	—
Total non-performing loans	2,230	1,078	1,105	758	1,351

Other real estate owned	—	—	—	—	69

Total non-performing assets	2,230	1,078	1,105	758	1,420

Non-performing assets to loans	0.32%	0.18%	0.20%	0.15%	0.31%

Non-performing assets increased by $1,152,000, or 106.9%, from December 31, 2017, to December 31, 2018, primarily as a result of higher levels of non-accrual loans, partially offset by slightly lower loans past due 90 days or more and no loans considered a troubled debt restructuring (TDR). The higher level of non-accrual loans was largely due to a $816,000 loan to a dairy farmer being placed on non-accrual in 2018. The remaining increase was primarily due to a business borrower that had ceased operations. There were no non-performing TDR loans as of December 31, 2018. The

ENB FINANCIAL CORP
Management’s Discussion and Analysis

TDR loan as of December 31, 2017, was an agriculture loan restructured in the second quarter of 2017. This loan was paid off in full in July of 2018. The loan was considered a TDR because the borrower was granted a six-month interest-only period on this loan. If a TDR is on non-accrual status, it is considered a non-accrual loan for purposes of this schedule. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender.

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

As of December 31, 2018, there were eight loans to four unrelated borrowers totaling $1,833,000 on non-accrual compared to four loans to unrelated borrowers totaling $393,000 as of December 31, 2017. The largest non-accrual relationship at December 31, 2018, was two loans to a single borrower with a combined balance of $816,000 to an agricultural borrower in the dairy industry. The dairy sector has been under more pressure over the last two years due to lower milk prices but pricing had improved during the second half of 2018. Management is closely tracking the dairy sector borrowers for delinquencies and other forward indicators of credit difficulty. Even through this more difficult period, the Corporation’s dairy sector has been very resilient in terms of levels of delinquencies, non-accruals, and charge-offs. Another commercial loan relationship had four loans on non-accrual totaling $714,000 as of December 31, 2018. These loans were to a customer operating a composting business.

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

As of December 31, 2018 and 2017, the Corporation had no properties classified as other real estate owned (OREO). Expenses related to OREO are included in other operating expenses and gains or losses on the sale of OREO are included in other income on the Consolidated Statements of Income.

Total delinquencies include loans 30 to 59 days past due, loans 60 to 89 days past due, loans 90 days or more past due and still accruing, and non-accrual loans. Total delinquencies as a percentage of total loans increased from 0.31% as of December 31, 2017, to 0.46% as of December 31, 2018. Management believes that the low levels of delinquencies experienced in 2017 and 2018 will continue in 2019 as economic conditions continue to improve. All of the Corporation’s delinquency percentages are significantly below the Corporation’s national peer group average. The potential for significant losses related to delinquent loans is difficult to predict as actual charge-offs are dependent on more than the level of delinquency. Management does view that the levels of delinquency, as well as net charge-offs, are at such historic lows that there is more likelihood they will increase going forward than decline. However, management currently does not expect the overall level of delinquencies to change materially in 2019.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

•	Provision or credit for loan losses

The Corporation’s strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. While many financial institutions experienced a pattern of an escalation of allowance for loan losses after the financial crisis, then followed with reductions to the allowance in the form of credit provisions, the Corporation generally lagged this trend. This was due to following a steady decline of the Corporation’s classified assets, delinquencies and non-performing loans. It took a longer period to bring the allowance back down to levels supported by the quarterly allowance for loan loss calculation. After three years of credit provisions, 2015, 2016, 2017, and 2018 marked a return to a more normal provision expense.

The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for each of the past five years. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	December 31,
	2018	2017	2016	2015	2014
	$	$	$	$	$

Balance at January 1,	8,240	7,562	7,078	7,141	7,219
Loans charged off:
Commercial real estate	(223)	(200)	—	(272)	(204)
Consumer real estate	(20)	—	—	(28)	—
Commercial and industrial	(110)	(89)	(23)	(44)	(12)
Consumer	(27)	(28)	(31)	(18)	(19)
Total charge-offs	(380)	(317)	(54)	(362)	(235)

Recoveries of loans previously charged off:
Commercial real estate	72	—	—	34	—
Consumer real estate	—	20	10	—	5
Commercial and industrial	66	24	193	112	201
Consumer	8	11	10	3	1
Total recoveries	146	55	213	149	207
Net loans recovered (charged off)	(234)	(262)	159	(213)	(28)
Provision charged (credited) to operating expense	660	940	325	150	(50)
Balance at December 31,	8,666	8,240	7,562	7,078	7,141

Net (charge-offs) recoveries as a %
of average total loans outstanding	(0.04)	(0.05)	0.03	(0.04)	(0.01)

Allowance at year end as a % of total loans	1.25	1.38	1.32	1.36	1.52

Charge-offs for the year ended December 31, 2018, were $380,000, compared to $317,000 for the same period in 2017. The Corporation charged off $223,000 in the first quarter of 2018 related to one commercial loan borrower and $100,000 related to a commercial and industrial loan. The Corporation’s level of charge-offs are still very low compared to the peer group average. Outside of these commercial charge-offs, the other charge-offs represent a fairly typical level of consumer and small business loan charge-offs that would result from management charging off unsecured debt over 90 days delinquent with little likelihood of recovery.

During 2018, the Corporation recorded provision expense of $660,000 compared to $940,000 during 2017. The provision is used to increase or decrease the allowance for loan losses to a level considered adequate to provide for losses inherent in the loan portfolio. Provision expense grew in 2017, and 2018 primarily due to slightly higher charge-offs as well as significant loan portfolio growth in all years. Management heavily utilizes loan ratings in the allowance for loan loss calculation. From December 31, 2017 to December 31, 2018, there was a $737,000, or 4.4% decrease, in substandard loans, which are considered classified loans and receive the highest degree of attention from management due to identified weaknesses. Substandard loans also have a larger impact to the allowance for loan loss calculation due to the increased likelihood of further credit deterioration. Special mention loans decreased $1.0 million, from $6.7 million at December 31, 2017, to $5.7 million at December 31, 2018. The decrease in special mention loans resulted from a mix of downgrades to substandard, loan payoffs, and upgrades to various pass ratings. Special mention loans,

ENB FINANCIAL CORP
Management’s Discussion and Analysis

while not considered classified loans, do receive more scrutiny than a standard pass grade commercial loan and are assigned higher allocations for loan losses due to their status. All of the Corporation’s substandard and special mention borrowers will be reassessed as final 2018 financial information is received in early 2019.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. For the five-year period from 2014 through 2018, the Corporation maintained an allowance as a percentage of loans in a range between 1.25% and 1.52%. In 2018, the percentage decreased from 1.38% at the beginning of the year, to 1.25% as of December 31, 2018. The composition of the Corporation’s loan portfolio has not changed materially from 2017 to 2018 and management views the overall risk profile of the portfolio to be similar to what it was in 2017. Management will continue to increase or decrease the allowance as a percentage of total loans based on the quarterly calculation of the allowance for loan losses. Any increases are based on the need to allocate additional amounts based on estimated credit losses inherent in the current portfolio, utilizing historical and projected credit losses and levels of qualitative and quantitative risks that are appropriate based on the current credit environment. The Corporation’s allowance for loan losses as a percentage of loans will likely remain relatively unchanged throughout 2019.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. In 2018, net charge-offs represented 0.04% of average total loans outstanding compared to net charge-offs of 0.05% in 2017.

The following table provides the allocation of the Corporation’s allowance for loan losses by major loan classifications. The percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type.

ALLOCATION OF RESERVE

(DOLLARS IN THOUSANDS)

	December 31,
	2018		2017		2016		2015		2014
		% of		% of		% of		% of		% of
	$	Loans	$	Loans	$	Loans	$	Loans	$	Loans

Real estate	6,704	83.6	5,915	85.5	5,447	85.7	5,234	85.1	5,201	86.5
Commercial and industrial	1,428	15.1	1,829	13.6	1,552	13.5	1,314	14.2	1,301	12.8
Consumer	103	1.3	98	0.9	82	0.8	62	0.7	66	0.7
Unallocated	431	—	398	—	481	—	468	—	573	—
Total allowance for loan losses	8,666	100.0	8,240	100.0	7,562	100.0	7,078	100.0	7,141	100.0

Real estate loans represent 83.6% of total loans with 77.4% of the allowance covering these loans. Real estate secured loans have historically experienced lower losses than non-real estate secured loans, accounting for the difference. The combined consumer and business real estate portion of the loan portfolio increased by $69.1 million, or 13.5%, from December 31, 2017, to December 31, 2018 causing an additional $789,000 to be placed in the allowance for these loans.

Commercial and industrial loans not secured by real estate have historically experienced higher loan losses as a percentage of balances and therefore require a larger relative percentage of the reserve. The reserve allocated to these loans has increased and decreased in recent years, but has not changed significantly as a percentage of total loans. For 2018, the dollar amount of allocation for commercial and industrial loans decreased by $401,000, or 21.9%, with this allocation accounting for 16.5% of the total allowance as of December 31, 2018 compared to 22.2% of the total allowance as of December 31, 2017. The decrease in the commercial and industrial allocation is a reflection of the lower level of risk taken on in this category of loans.

As of December 31, 2018, 77.4% of the allowance was allocated to real estate secured loans, both consumer and commercial, which make up 83.6% of all loans, while 16.5% of the allowance was allocated to commercial and industrial loans, which make up 15.1% of all loans.

The amount of allowance allocated to consumer loans has always been very small as generally consumer loans more than 90 days delinquent are charged off. The amount of allowance allocated to consumer loans and personal loans is based on historical losses and qualitative factors.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The $431,000 unallocated portion of the allowance as of December 31, 2018, increased slightly from the balance at the end of 2017, and the unallocated portion as a percentage of the total allowance increased from 4.8% at December 31, 2017, to 5.0% at December 31, 2018.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $136,000, or 0.5%, to $25,551,000 on December 31, 2018, from $25,687,000 as of December 31, 2017. During 2018, capital investments were made by the Corporation in various small projects and normal ongoing capital needs. However, the new investments were more than offset by depreciation of the existing premises and equipment. In 2018, $1,320,000 of new investments were made in premises and equipment, while the Corporation recorded $1,456,000 of accumulated depreciation on existing assets, resulting in the decrease in net premises and equipment during the year. The Corporation had $133,000 in construction in process at the end of 2018 compared to $2,773,000 at the end of 2017. This lower level of construction in process was due to the construction of the full-service Strasburg branch office which was completed and opened in January of 2018, but remained in construction in process as of December 31, 2017. For further information on fixed assets refer to Note D to the Consolidated Financial Statements.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) of Pittsburgh and Atlantic Community Bankers Bank (ACBB). The Corporation’s $6,348,000 of regulatory stock holdings as of December 31, 2018, consisted of $6,160,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation on a quarterly basis at par if outstanding borrowings decline to a predetermined level. The FHLB also pays a quarterly dividend on the outstanding shares held by the Corporation. The FHLB’s quarterly dividend yield was 6.75% annualized on activity stock and 3.50% annualized on membership stock as of December 31, 2018. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Bank-Owned Life Insurance (BOLI)

The Corporation owned life insurance with a total recorded cash surrender value (CSV) of $28,085,000 on December 31, 2018, compared to $27,814,000 on December 31, 2017. The Corporation holds two distinct BOLI programs. The first, with a CSV of $4,873,000, was the result of insurance policies taken out on directors of the Corporation electing to participate in a directors’ deferred compensation plan. The program was designed to use the insurance policies to fund future annuity payments as part of a directors’ deferred compensation plan that permitted deferral of Board pay from 1979 through 1999. The plan was closed to entry in 1999, when directors were no longer provided the option of deferring their Board pay. The Corporation pays the required premiums for the policies and is the owner and beneficiary of the policies. The life insurance policies in the plan generally have annual premiums; however, the premium payments are not required after the first five years.

The second BOLI plan was originated in 2006 when life insurance was first taken out on a select group of the Corporation’s officers. The additional income generated from this BOLI plan is to assist in offsetting the rising cost of benefits currently being provided to all employees. The most recent BOLI investment was a $2.5 million investment made in December of 2017. This caused a sharper increase in BOLI CSV in 2017. The CSV for this plan was $23,212,000 as of December 31, 2018, compared to $23,039,000 at December 31, 2017. The CSV increase of $173,000 during 2018 was the result of the internal return generated from these policies net of the cost of insurance. The Corporation purchased whole life policies for this BOLI plan and is the owner and beneficiary of the policies.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Deposits

The Corporation’s total ending deposits increased $53.2 million, or 6.1%, from $866.5 million on December 31, 2017, to $919.7 million on December 31, 2018. Customer deposits are the Corporation’s primary source of funding for loans and investments. In recent years the economic weakness and volatile performance of the stock market and other types of investments like real estate led customers back to banks as safe places to invest money, in spite of historically low interest rates. In addition to this trend, there was significant market disruption in the Corporation’s market area beginning in 2015 that greatly impacted 2016, and 2017, which resulted in customers seeking a new local financial institution to meet their needs. In 2018, deposit growth was a little more challenging as competitive rates returned to the market giving customers more options to place their funds. Most of the growth in deposit balances during 2018 was in non-interest bearing demand accounts, money market deposit accounts, and savings accounts, with higher cost deposits like time deposits decreasing.

The Deposits By Major Classification table, shown below, provides the average balances and rates paid on each deposit category for each of the past three years. The average 2018 balance carried on all deposits was $874.3 million, compared to $831.8 million for 2017. This represents an increase of 5.1% on average deposit balances. The increase in average deposit balances from 2016 to 2017 was 8.3%. Average balances provide a more accurate picture of growth in deposits because deposit balances can vary throughout the year. In addition, the interest paid is based on average deposit balances carried during the year calculated on a daily basis.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2018		2017		2016
	$	%	$	%	$	%

Non-interest bearing demand	322,733	—	287,928	—	247,730	—
Interest-bearing demand	20,079	0.35	18,742	0.25	17,360	0.22
NOW accounts	88,219	0.24	84,232	0.15	85,222	0.13
Money market deposit accounts	104,739	0.25	98,548	0.18	86,176	0.15
Savings accounts	196,392	0.05	187,018	0.05	163,210	0.05
Time deposits	142,125	1.00	155,285	0.95	168,182	1.01
Total deposits	874,287		831,753		767,880

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Fees
•	Strength of the financial institution
•	Permanence of the financial institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to financial competition

The Corporation has been a stable presence in the market area and offers convenient locations, relatively low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves. Management has always priced products and services in a manner that makes them affordable for all customers. This, in turn, creates a high degree of customer loyalty, which has provided stability to the deposit base. In 2017, management saw significant deposit inflows due to merger activity in the local market. While this deposit growth slowed during 2018, there was still deposit growth experienced throughout the year. The Corporation continues to generally benefit from the customers’ preference to conduct business with a smaller financial institution versus a larger institution. The Corporation’s deposits also grew in the Morgantown, Georgetown, and Strasburg market areas where new branches were opened in 2016 and 2017. These offices significantly expanded the Corporation’s market area, which management continues to execute as part of the strategic plan.

The average balance of the Corporation’s core deposits, including non-interest bearing demand deposits, interest-bearing demand deposits, NOW accounts, MMDA accounts, and savings accounts, grew $55.7 million, or 8.2%, since December

ENB FINANCIAL CORP
Management’s Discussion and Analysis

31, 2017. Interest rates have increased, but are still relatively low on a historical basis. Management believes that throughout 2018 customers were sitting on more liquidity as a matter of prudence to position to invest at a later point when rates rise even more. The safety of FDIC-insured funds and immediate access to funds in a low interest rate environment was more of a priority to customers than interest rates. However, as interest rates continue to increase, this attitude is beginning to change which will likely result in a change in the mix of deposits and more deposits potentially leaving the Corporation.

Time deposits are typically a more rate-sensitive product making them a less reliable source of funding. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. Due to adequate funding levels from all sources, the Corporation’s time deposit strategy prior to 2018 had been to offer rates that were not the highest in the local market or the lowest, but close to the average. This strategy will not grow time deposits in the current environment because interest rates being offered are still at historically low levels not attractive to many depositors. In the latter part of 2018, the Corporation offered some odd-term time deposit specials with better pricing to encourage the retention of existing time deposits that were rolling over. This strategy should act to stem the decline in time deposit balances and retain some of that funding from a liquidity standpoint to fund loan growth. Monitoring deposit rates going forward will be important as the interest rate environment will draw more and more attention from depositors.

In 2018, time deposits declined in both dollars and as a percentage of the Corporation’s deposits with the average balance decreasing by $13.2 million, or 8.5%, compared to 2017 average balances. This is a function of the interest rate environment and the relatively small difference between time deposit rates and interest bearing demand deposit and money market fund rates. The consumer weighs the benefit of the higher rate versus the inability to gain access to the time deposit funds until the maturity date. There is a greater likelihood in 2019 that the consumer will seek additional deposit or investment options should the Federal Reserve continue to raise interest rates. The higher market rates become, the less willingness there will be for consumers to be content in low or non-interest bearing deposit accounts which could cause an increase in time deposit balances or a move to alternative investment options outside of deposits. A portion of the decrease in time deposit balances from 2017 to 2018 can also be attributed to customers redeploying their time deposits into the equity market and other investments, and other competing financial institutions that have different pricing strategies. A reduction in time deposits has worked in concert with management’s asset liability plan for a better mix of core deposits relative to time deposits. Management was willing to see a decline in time deposit balances as the most expensive source of funding for the Corporation. With several better rate options for odd-month term time deposits that began in the fourth quarter of 2018, management does expect there could be a minimal increase in time deposits throughout 2019.

Management follows a disciplined pricing strategy with regard to time deposit funds desiring not to pay materially above wholesale pricing levels. In this regard, if some elements of market competition prices materially above wholesale rates, management will not meet those pricing levels and will seek more cost effective wholesale funding opportunities.

As of December 31, 2018, time deposits over $100,000 made up 28.2% of the total time deposits. This compares to 31.6% on December 31, 2017. The total dollar amount of time deposits over $100,000 declined $9.7 million, or 20.5%, from December 31, 2017 to December 31, 2018. Since time deposits over $100,000 are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease. The following table provides the total amount of time deposits of $100,000 or more for the past three years by maturity distribution.

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

(DOLLARS IN THOUSANDS)

	December 31,
	2018	2017	2016
	$	$	$

Three months or less	7,656	9,220	7,496
Over three months through six months	3,337	3,115	4,165
Over six months through twelve months	4,592	8,724	7,738
Over twelve months	21,998	26,205	31,488
Total	37,583	47,264	50,887

ENB FINANCIAL CORP
Management’s Discussion and Analysis

In order to meet future funding obligations, it is necessary to review the timing of maturity for large depositors, like the time deposits of $100,000 or more. The Corporation monitors all large depositors to ensure that there is a steady flow of maturities. As of December 31, 2018, the Corporation had a typical laddering of large time deposits; however the portfolio was smaller and more heavily weighted to longer time deposits. Shorter term time deposits have declined as depositors have either lengthened the term to pursue a higher interest rate or allowed the time deposit to mature. For more information on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk. Additionally, for more information on the maturity of time deposits, see Note F to the Consolidated Financial Statements.

Borrowings

Total borrowings were $73.3 million as of December 31, 2018, and $65.9 million as of December 31, 2017. The Corporation had $7.9 million of short-term borrowings at December 31, 2018, and no short-term borrowings as of December 31, 2017. Short-term borrowings are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.

Long-term borrowings decreased to $65.4 million as of December 31, 2018, from $65.9 million as of December 31, 2017. The Corporation primarily uses Federal Home Loan Bank (FHLB) advances as the source for long-term borrowings. These borrowings are used as a secondary source of funding and to mitigate interest rate risk. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits as part of an asset liability strategy to obtain the most effective long term funding sources.

The slight decrease in long-term FHLB borrowing balances during the year related to the Corporation’s 2018 strategy of refinancing maturing FHLB borrowings to lock in funding for a longer period of time but not initiating many new advances. As of December 31, 2018, all the borrowings of FHLB were fixed-rate loans.

To limit the Corporation’s exposure and reliance on a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of the Corporation’s total assets. As of December 31, 2018, the Corporation was well within this policy guideline at 6.0% of asset size with $65.4 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of December 31, 2018, total borrowings from all sources amounted to 71.3% of the Corporation’s capital, well under the policy guideline. The Corporation has maintained FHLB borrowings and total borrowings within these guidelines throughout the year.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is $399.9 million as of December 31, 2018. The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels. The Corporation maintains capital ratios well above those minimum levels and higher than the peer group average. The risk-weighted capital ratios are calculated by dividing capital by risk-weighted assets. Regulatory guidelines determine risk-weighted assets by assigning assets to a pre-defined risk-weighted category. The calculation of Tier I Capital to Risk-Weighted Assets includes an adjustment to remove the impact of the unrealized holding gains or losses on the Corporation’s securities portfolio, adjusted for taxes. The Tier II or Total Capital to Risk-Weighted Assets ratio has the same adjustment but adds back any allowances for loan losses thereby making this ratio higher than the Tier I Capital to Risk-Weighted Assets ratio. The new Common Equity Tier I Capital Ratio could include an adjustment to Tier I Capital for deferred tax items, but there was no adjustment for the Corporation as of December 31, 2018, 2017, or 2016, so the Common Equity Tier I Capital ratio was the same as the Tier I Capital ratio. See Notes I and M to the Consolidated Financial Statements for additional information on capital transactions.

The following table reflects the Corporation’s capital ratios compared to regulatory capital requirements for prompt corrective action.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS	Capital Ratios			Regulatory Requirements
	As of	As of	As of
	Dec. 31,	Dec. 31,	Dec. 31,	Adequately	Well
	2018	2017	2016	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets	14.3%	15.0%	15.2%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	13.2%	13.8%	14.1%	6.0%	8.0%
Common Equity Tier I Capital to Risk-Weighted Assets	13.2%	13.8%	14.1%	4.5%	6.5%
Tier I Capital to Average Assets	10.0%	10.1%	10.2%	4.0%	5.0%

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

Total dividends paid to shareholders during 2018, were $3,282,000, or $1.15 per share, compared to $3,190,000, or $1.12 per share paid to shareholders during 2017. The Corporation uses current earnings and available retained earnings to pay dividends. The Corporation’s current capital plan targets Tier I Capital to Average Assets between 10.0% and 12.0%. The Corporation also desires a dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, management’s goal is to maintain a payout ratio within this range. For 2018, the dividend payout ratio was 33.6%. This lower ratio was due to the higher earnings recorded in 2018. The Corporation anticipates that the payout ratio for 2019 will return to the more typical 35% to 40% range.

The amount of unrealized gain or loss on the Corporation’s securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the Corporation’s balance sheet. The change in unrealized holding gain or loss that occurred during 2018 is shown on the Corporation’s Consolidated Statements of Comprehensive Income, along with a reclassification adjustment for losses included in the current year’s income. The Corporation’s Consolidated Statements of Comprehensive Income shows the impact of changes in unrealized gains and losses during the year on the Corporation’s net income to arrive at net comprehensive income or loss.

In terms of the Corporation’s balance sheets, an unrealized gain increases capital while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of December 31, 2018, the Corporation showed unrealized losses, net of tax, of $5,678,000, compared to unrealized losses of $3,195,000 as of December 31, 2017. The changes in unrealized gains or losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

On July 1, 2008, ENB Financial Corp was formed. The retirement of all treasury shares was required as part of the formation of ENB Financial Corp. As a result, management needed treasury shares to be utilized for the existing Employee Stock Purchase Plan and Dividend Reinvestment Plan. Therefore, on August 14, 2008, the Board authorized a stock buyback plan for the purchase of up to 140,000 shares of common stock for corporate purposes. A total of 133,290 shares were purchased under this plan before it was superseded by a new plan. On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of another new plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. Since formation of this new plan, 55,535 shares of treasury stock have been repurchased. Under both plans, a total of 188,825 shares of treasury stock have been repurchased and 171,800 reissued, with 17,025 treasury shares existing on December 31, 2018. In 2018, the net capital impact of shares being purchased and reissued was not significant with 12,900 shares being purchased and 15,609 shares reissued.

After December 31, 2018, but prior to the filing of this report, the Corporation issued a Form 8-K on February 22, 2019 announcing the Board of Directors authorized a new stock repurchase plan to purchase in open market and privately negotiated transactions, up to 100,000 shares of the Corporation’s outstanding common stock This plan supersedes the previous 2015 stock repurchase plan. Management also indicated the intention to use its best efforts to complete this repurchase plan by the end of 2019.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business. The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2018, and shows the future periods in which settlement of the obligations is expected. The contractual obligation numbers below do not include accrued interest. Refer to Note O to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)

	Less than	1-3	4-5	More than
	1 year	years	years	5 years	Total
	$	$	$	$	$

Time deposits (Note F)	57,063	55,417	20,738	—	133,218
Borrowings (Notes G and H)	20,107	30,845	22,304	—	73,256
Operating Leases	194,308	333,366	80,178	80,000	687,852

Total contractual obligations	271,478	419,628	123,220	80,000	894,326

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the liquidity section to follow, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of December 31, 2018. For further details regarding off-balance sheet arrangements, refer to Note O to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

December 31,
2018
$
Commitments to extend credit:
Revolving home equity loans	91,207
Construction loans	22,800
Real estate loans	45,000
Business loans	106,341
Consumer loans	1,391
Other	8,493
Standby letters of credit	8,739

Total	283,971

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

It is unlikely that maturing assets would equal maturing liabilities because, on the balance sheet, assets do not equal liabilities. For purposes of this analysis, $1,011.6 million of assets mature in all time frames while $993.8 million of liabilities mature in all time frames, resulting in a 101.8% cumulative maturity gap. So, while a cumulative maturity gap of 100% would indicate that the same amount of assets and liabilities are maturing within the specified period, this is rather unlikely to occur within any time frame, or on a cumulative basis.

Gap ratios have been increasing for the Corporation throughout 2018. The Corporation’s assets are moderately long, but the length of the securities portfolio and the loan portfolio is more than offset by the length of the Corporation’s core deposit liabilities in conjunction with holding relatively high levels of cash and cash equivalents. Beyond the non-maturity deposits, management is able to utilize the length of wholesale funding instruments to offset the declining length of the CD portfolio as customers invest in shorter terms in anticipation of higher interest rates.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The size and length of the Corporation’s core deposit liabilities provide the most extension in terms of lengthening the liabilities on the balance sheet. The length of the core deposits is significantly longer than the Corporation’s longest term deposits and wholesale borrowings. The mix of the Corporation’s liabilities alone would be sufficient to offset the Corporation’s longer assets and to maintain gap ratios within management’s guidelines. However, due to the high likelihood that short term interest rates will continue to increase, management prefers to enhance the gap ratio levels by carrying higher levels of cash and cash equivalents. A higher level of cash and cash equivalents is the most effective immediate hedge against both interest rate risk and liquidity risk. The strategy of maintaining higher cash levels to enhance gap ratios is expected to continue until the securities portfolio is materially shorter in duration.

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2018, along with the cumulative maturity gap guidelines monitored by management. For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

MATURITY GAP ANALYSIS

(DOLLARS IN THOUSANDS)

		More than	More than	More than
	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$
Assets maturing	88,874	72,205	234,390	207,754	408,344
Liabilities maturing	78,865	50,749	183,220	116,527	564,447
Maturity gap	10,009	21,456	51,170	91,227	(156,103)
Cumulative maturity gap	10,009	31,465	82,635	173,862	17,759

Maturity gap %	112.7%	142.3%	127.9%	178.3%	72.3%

Cumulative maturity gap %	112.7%	124.3%	126.4%	140.5%	101.8%

Cumulative maturity gap % guideline	45% to 155%	60% to 140%	75% to 125%	85% to 115%

As of December 31, 2018, two cumulative maturity gap ratios were within Corporate Policy guidelines and two were higher than the upper policy guideline. The three-year cumulative gap ratio was 126.4% as of December 31, 2018, compared to an upper guideline of 125% indicating slightly more assets maturing in the 1-3 year time frame than is typical. Likewise, the five-year cumulative gap ratio was 140.5% as of December 31, 2018, compared to an upper guideline of 115%. Given the likelihood of higher rates in the future, these higher gap ratios are not of concern, but management will continue to monitor all gap ratios to ensure proper positioning for future interest rate cycles.

Given the possibility that short term interest rates could increase further in 2019, management’s current position is to maintain the cumulative maturity gap percentages within guidelines and even towards the higher end of the guidelines in preparation for the opportunity to invest excess cash in higher-yielding assets throughout the year. However, if interest rates would decline in the near term, maintaining higher gap ratios would result in more assets maturing and repricing to rates lower than the average portfolio rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which impacts the Corporation’s interest income and margin. The risk of liabilities repricing to higher interest rates was being moderated through the end of 2018 due to a balance of shorter time deposits beginning to reprice higher, while longer term time deposits were still repricing lower. However, with two time deposit specials implemented in the fourth quarter of 2018, some time deposits began to reprice to higher interest rates and this is likely to continue throughout 2019, resulting in a higher cost of funds and more repricing risk on the liability side.

It is likely that, should market interest rates rise in 2019, customer behavior patterns will change and deposits will be more rate sensitive with a greater portion potentially leaving the Corporation. These maturity gaps are closely monitored along with additional liquidity measurements discussed below. Management believes the probability of future Federal Reserve rate increases has diminished, driven by concerns of slower economic growth. This could signal a pause or end to the current rising rate cycle. Therefore, management no longer sees a need to maintain longer gap ratios above target ranges. It is expected that the one to three year and the three-year to five-year gap ratios will decline in 2019. These longer gap ratios can be improved by investing in assets longer than five years and growing time deposits between one and five years. If short term rates do stabilize and then begin to decline in

ENB FINANCIAL CORP
Management’s Discussion and Analysis

late 2019, management would need to accelerate this strategy and work to bring down the maturity gap levels to protect against assets repricing to lower levels.

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

As of December 31, 2018, the Corporation was within guidelines for all of the above measurements except the securities portfolio liquidity as a percentage of assets. The policy calls for the Corporation to maintain securities portfolio cash flows maturing in one year or less between 4% and 8% of total assets. As of December 31, 2018, these cash flows represented 3.6% of total assets, which is under the lower guideline. When factoring in available overnight cash, the Corporation’s securities portfolio liquidity represented 4.8% of total assets which is also slightly below the lower target of 6%.

Throughout 2018 it was important for the Corporation to be prepared for a continued rates-up environment with more liquidity available so funds could be reinvested in higher yielding assets. Now moving into 2019, it appears the Federal Reserve is pausing on increasing short-term rates as it gauges whether the economy will continue growing or slow down. Management had been carrying an average of approximately $30 million to $40 million of cash and cash equivalents on a daily basis throughout most of 2018. Management anticipates carrying this higher level of cash again throughout most of 2019, until it is better determined which direction short term rates will go.

The Corporation’s liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

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

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of December 31, 2018, and December 31, 2017. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. Management does run expected growth scenarios through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

Changes in Net Interest Income

The changes in net interest income reflect how much the Corporation’s net interest income would be expected to increase or decrease given a change in market interest rates. The changes in net interest income shown are measured over a one-year time horizon and assume an immediate rate change on the rate sensitive assets and liabilities. This is considered the more important measure of interest rate sensitivity due to the immediate effect that rate changes may have on the overall performance of the Corporation. The following table takes into consideration when financial instruments would most likely reprice and the duration of the pricing change. It is important to emphasize that the information shown in the table is an estimate based on hypothetical changes in market interest rates. In 2018 management moved back to projecting for up to 300 basis points of upward rate movement, while projecting down rate scenarios to -150 basis points. This was due to the nine (9) Federal Reserve rate increases that have occurred since December of 2015.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

CHANGES IN NET INTEREST INCOME

	2018	2017	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	—	14.2	(20.0)
300 basis point rise	7.4	9.6	(15.0)
200 basis point rise	3.9	5.2	(10.0)
100 basis point rise	1.3	1.7	(5.0)
Base rate scenario	—	—	—
50 basis point decline	(1.1)	(2.0)	(2.5)
100 basis point decline	(3.4)	(5.1)	(5.0)
150 basis point decline	(6.7)	—	(7.5)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation's net interest income. Base rate is the Prime rate.

The above analysis shows a slightly negative impact to the Corporation’s net interest income in all down-rate scenarios. All up-rate scenarios show a positive impact. In the current rate environment, the amount of the Corporation’s assets repricing higher will be fairly large due to the amount of cash and variable rate loans that will reprice immediately when Prime increases. These instruments will generally reprice up the full amount of the Federal Reserve’s rate increase. This is not the case on the liability side where it is typical for management to react slowly in increasing deposit rates. Even when deposit rates are increased, they are typically increased at a fraction of the increase in the Federal Funds rate. In the current environment, if interest rates rise, it is expected that deposit rates will move upward, but more slowly than asset rates. In the event that rates would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities that would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year. The Corporation’s model also has the ability to measure changes to net interest income given interest rate changes that occur more slowly over time. This type of modeling is referred to as “interest rate ramps,” where a set change in rates occurs over a period of time. If rates were to move upward slowly over the course of the next six months, the results are very close to the results using a rate shock.

In all rates-up scenarios, modeled net interest income increases, with more significant increases after rates have increased at least 200 basis points. All rates-up scenarios show slightly less benefit compared to the results as of December 31, 2017. When rates do go up, most assets with the ability to reprice off a key benchmark rate will generally reprice by the full amount of the Federal Reserve’s rate movement while liabilities will lag and reprice by a much smaller amount, i.e. only a proportion of the asset rate increases. But that proportion is expected to be slightly higher than in past rate cycles. Financial industry studies have revealed that financial institutions are benefiting from a larger level of deposit balances as a result of the historically long and very low interest rate cycle. This is often referred to as a surge of deposits with concern being that these deposits could leave banks once the overnight Federal Funds rate reaches higher levels. This began to occur to some degree in 2018 and banks generally became more competitive as interest rates rose in order to retain these deposits as other competition re-enters the marketplace and is able to attract these funds. Management has built more deposit sensitivity into the current model to reflect this ongoing anticipated impact. Importantly, management’s analysis continues to show that the Corporation should benefit when rates rise by achieving a larger increase in income associated with repricing assets than increased expense paid on repricing liabilities.

Additionally, the analysis shows that the Corporation’s net interest income would decrease if rates did decline. This results from several types of deposit products’ current offering rates being near the floor for pricing. For instance, savings accounts had an interest rate of 0.05% as of December 31, 2018. Management is only able to reduce the rate to zero; therefore, any reduction in the savings rate only benefits earnings to the magnitude of a 5-basis point rate decline. Meanwhile, if the Federal Reserve did decrease the overnight rate by 25 basis points, most of the Corporation’s commercial Prime-based loans would decrease by the full 25 basis points, causing a net reduction to net interest income. It is likely that, given any downward rate movement, management would act to help minimize the reduction in loan rates to limit the reduction in net interest income. Management could hold off on reducing fixed rates on loans but would need to allow Prime-based loans to price off their contract terms. In this manner, management influences customer behavior and encourages more variable rate loans, which would act to decrease

ENB FINANCIAL CORP
Management’s Discussion and Analysis

the Corporation’s net interest income given lower interest rates and increase net interest income given higher interest rates.

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

The table below indicates the changes in the Corporation’s NPV as of December 31, 2018 and December 31, 2017. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the net portfolio value and net interest income in the event of the interest rate changes described below.

As of December 31, 2018, the Corporation was within guidelines for all up-rate scenarios but was outside of guidelines for the three down-rate scenarios. The positive impact of higher rates on both loans and securities was up slightly from December 31, 2017, due to more favorable modeling of deposits to higher rates. On the liability side of the Corporation’s balance sheet, the value of non-interest bearing deposit accounts only becomes more and more valuable as interest rates rise, which is reflected in NPV as a decrease in liabilities. These deposits have always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation, representing a decrease in liabilities as interest rates rise. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts also provide more benefit to the Corporation when interest rates rise and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease, causing the net present value or fair value of the Corporation’s balance sheet to increase.

CHANGES IN NET PORTFOLIO VALUE

	2018	2017	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

400 basis point rise	—	9.8	(20.0)
300 basis point rise	14.5	12.7	(15.0)
200 basis point rise	15.4	13.4	(10.0)
100 basis point rise	11.6	10.1	(5.0)
Base rate scenario	—	—	—
50 basis point decline	(9.4)	(11.3)	(7.5)
100 basis point decline	(24.7)	(28.3)	(15.0)
150 basis point decline	(37.2)	—	(22.5)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation’s assets and liabilities.  Base rate is the Prime rate.

The results as of December 31, 2018, indicate that the Corporation’s net portfolio value would experience valuation gains in all up-rate scenarios with a gain of 11.6% in the rates-up 100 basis point scenario, and gains of 15.4% and 14.5%, in the rates-up 200 and 300 basis point scenarios, respectively. A valuation gain indicates that the value of the Corporation’s assets is declining at a slower pace than the decrease in the value of the Corporation’s liabilities. Even though the Corporation has some longer-term assets such as residential mortgages and municipal securities which show declines in value as interest rates increase further, the large balances of core deposits more than offsets this fair value exposure of the longer-term assets. As the composition of the balance sheet changes throughout 2019, it is likely that the fair value analysis will show less in the rates-up scenarios particularly if the mix of deposits changes throughout the year. With potentially higher Treasury rates and a different mix of deposits or loans, fair value could experience more volatility. Based on past decay rate studies on the Corporation’s core deposits,

ENB FINANCIAL CORP
Management’s Discussion and Analysis

management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, if short term interest rates do increase further. The Corporation’s core deposits have been stable through a number of rate cycles. While the changes in net portfolio value show exposure in the down-rate scenarios that is outside of policy guidelines, it is management’s belief that the more likely scenario is rates-up and our balance sheet is well-positioned for that scenario. Conintual monitoring of all interest rate scenarios will be essential throughout 2019.

ENB FINANCIAL CORP

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ENB Financial Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENB Financial Corp and subsidiary (the “Company”) as of December 31, 2018 and 2017; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 25, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Basis for Opinion (Continued)

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

March 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ENB Financial Corp

Opinion on Internal Control over Financial Reporting

We have audited ENB Financial Corp and subsidiary (the “Company”)’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, of the Company, and our report dated March 25, 2019, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Cranberry Township, Pennsylvania

March 25, 2019

ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2018	2017
	$	$
ASSETS
Cash and due from banks	26,675	21,867
Interest-bearing deposits in other banks	14,690	31,206

Total cash and cash equivalents	41,365	53,073

Securities available for sale (at fair value)	294,065	314,077
Equity securities available for sale (at fair value)	5,934	5,584

Loans held for sale	1,429	2,892

Loans (net of unearned income)	694,073	597,553

Less: Allowance for loan losses	8,666	8,240

Net loans	685,407	589,313

Premises and equipment	25,551	25,687
Regulatory stock	6,348	5,794
Bank owned life insurance	28,085	27,814
Other assets	9,658	9,388

Total assets	1,097,842	1,033,622

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	369,081	314,917
Interest-bearing	550,653	551,560

Total deposits	919,734	866,477

Short-term borrowings	7,870	—
Long-term debt	65,386	65,850
Other liabilities	2,050	1,536

Total liabilities	995,040	933,863

Stockholders' equity:
Common stock, par value $0.20;
Shares: Authorized 12,000,000
Issued 2,869,557 and Outstanding 2,852,532 as of 12/31/18
Issued 2,869,557 and Outstanding 2,849,823 as of 12/31/17	574	574
Capital surplus	4,435	4,415
Retained earnings	104,067	98,629
Accumulated other comprehensive loss net of tax	(5,678)	(3,195)
Less: Treasury stock cost on 17,025 shares as of 12/31/18
19,734 shares as of 12/31/17	(596)	(664)

Total stockholders' equity	102,802	99,759

Total liabilities and stockholders' equity	1,097,842	1,033,622

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2018	2017
	$	$
Interest and dividend income:
Interest and fees on loans	27,966	24,253
Interest on securities available for sale
Taxable	4,704	3,841
Tax-exempt	2,861	4,248
Interest on deposits at other banks	392	388
Dividend income	575	387

Total interest and dividend income	36,498	33,117

Interest expense:
Interest on deposits	2,067	1,929
Interest on borrowings	1,307	1,010

Total interest expense	3,374	2,939

Net interest income	33,124	30,178

Provision for loan losses	660	940

Net interest income after provision for loan losses	32,464	29,238

Other income:
Trust and investment services income	1,959	1,776
Service fees	2,929	2,669
Commissions	2,596	2,303
Gains (losses) on debt securities, net	(286)	618
Gains (losses) on equity securities, net	(5)	57
Gains on sale of mortgages	1,602	1,715
Earnings on bank-owned life insurance	1,638	688
Other income	604	495

Total other income	11,037	10,321

Operating expenses:
Salaries and employee benefits	20,240	19,340
Occupancy	2,475	2,413
Equipment	1,129	1,166
Advertising & marketing	773	698
Computer software & data processing	2,341	2,210
Shares tax	901	859
Professional services	1,974	1,673
Other expense	2,613	2,518

Total operating expenses	32,446	30,877

Income before income taxes	11,055	8,682

Provision for federal income taxes	1,306	2,338

Net income	9,749	6,344

Earnings per share of common stock	3.42	2.23

Cash dividends paid per share	1.15	1.12

Weighted average shares outstanding	2,854,369	2,849,084

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2018	2017
	$	$

Net income	9,749	6,344

Other comprehensive income (loss), net of tax:
Net change in unrealized gains:

Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	(2,631)	3,235
Income tax effect	556	(1,100)
	(2,075)	2,135

(Gains)/losses recognized in earnings	286	(675)
Income tax effect	(60)	230
	226	(445)

Other comprehensive income (loss), net of tax	(1,849)	1,690

Comprehensive Income	7,900	8,034

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, December 31, 2016	574	4,403	95,475	(4,885)	(628)	94,939

Net income	—	—	6,344	—	—	6,344

Other comprehensive income net of tax	—	—	—	1,690	—	1,690
			—
Treasury stock purchased - 16,500 shares	—	—	—	—	(568)	(568)

Treasury stock issued - 15,941 shares	—	12	—	—	532	544

Cash dividends paid, $1.12 per share	—	—	(3,190)	—	—	(3,190)

Balances, December 31, 2017	574	4,415	98,629	(3,195)	(664)	99,759

Net income	—	—	9,749	—	—	9,749

Other comprehensive loss net of tax	—	—	—	(1,849)	—	(1,849)
			—
Change in accounting principal for adoption of ASU 2017-08			(1,663)			(1,663)

Reclassification of certain income tax effects from accumulated other comprehensive loss	—	—	634	(634)	—	—

Treasury stock purchased - 12,900 shares	—	—	—	—	(463)	(463)

Treasury stock issued - 15,609 shares	—	20	—	—	531	551

Cash dividends paid, $1.15 per share	—	—	(3,282)	—	—	(3,282)

Balances, December 31, 2018	574	4,435	104,067	(5,678)	(596)	102,802

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2018	2017
	$	$
Cash flows from operating activities:
Net income	9,749	6,344
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	3,936	3,892
Decrease (increase) in interest receivable	(70)	66
Increase (decrease) in interest payable	12	1
Provision for loan losses	660	940
(Gains) losses on securities transactions, net	291	(675)
Gains on sale of mortgages	(1,602)	(1,715)
Loans originated for sale	(43,450)	(42,847)
Proceeds from sales of loans	46,515	44,222
Earnings on bank-owned life insurance	(1,638)	(688)
Depreciation of premises and equipment and amortization of software	1,618	1,624
Net decrease (increase) in deferred income tax	1,352	1,496
Other assets and other liabilities, net	(616)	(1,310)
Net cash provided by operating activities	16,757	11,350

Cash flows from investing activities:
Securities:
Proceeds from maturities, calls, and repayments	16,255	21,864
Proceeds from sales	57,932	80,642
Purchases	(62,222)	(114,269)
Purchase of regulatory bank stock	(1,952)	(2,920)
Redemptions of regulatory bank stock	1,398	2,498
Purchase of bank-owned life insurance	—	(2,439)
Proceeds from bank-owned life insurance	1,364	—
Net increase in loans	(97,288)	(26,693)
Purchases of premises and equipment, net	(1,320)	(4,510)
Purchase of computer software	(101)	(118)
Net cash used for investing activities	(85,934)	(45,945)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	69,448	61,181
Net decrease in time deposits	(16,191)	(12,195)
Net increase (decrease) in short-term borrowings	7,870	(8,329)
Proceeds from long-term debt	14,161	19,593
Repayments of long-term debt	(14,625)	(15,000)
Dividends paid	(3,282)	(3,190)
Proceeds from sale of treasury stock	551	544
Treasury stock purchased	(463)	(568)
Net cash provided by financing activities	57,469	42,036
(Decrease) Increase in cash and cash equivalents	(11,708)	7,441
Cash and cash equivalents at beginning of period	53,073	45,632
Cash and cash equivalents at end of period	41,365	53,073

Supplemental disclosures of cash flow information:
Interest paid	3,362	2,938
Income taxes paid	375	1,725

Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	2,345	(2,560)

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

In terms of the Corporation’s loan portfolio, the commercial and industrial loans and commercial real estate loans are deemed to have more risk than the consumer real estate loans and other consumer loans in the portfolio. The commercial loans not secured by real estate are highly dependent on their financial condition and therefore are more dependent on economic conditions. The commercial loans secured by real estate are also dependent on economic conditions but generally have stronger forms of collateral. Commercial real estate lending is highly impacted by the value of collateral so these commercial loans carry a higher qualitative factor for changes in collateral value. While the Corporation’s CRE loans have performed well historically, other commercial loans and commercial mortgage loans have historically been responsible for the majority of the Corporation’s delinquencies, non-accrual loans, and charge-offs, so both of these categories carry higher qualitative factors than consumer real estate loans and other consumer loans. Of particular focus currently is the dairy component of the Corporation’s agricultural loans. The decline in milk prices continues to put financial pressure on these operations and management has increased qualitative factors over the year to reflect this. The Corporation has historically experienced very low levels of consumer real estate and consumer loan charge-offs so these qualitative factors are set lower than the commercial real estate and commercial and industrial loans.

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

Management will place a business or commercial loan on non-accrual status when it is determined that the loan is impaired, or when the loan is 90 days past due. These customers will generally be placed on non-accrual status at the end of each quarter. Consumer loans over 90 days delinquent are generally charged off, or in the case of residential real estate loans the Corporation will seek to bring the customer current or pursue foreclosure options. When the borrower is on non-accrual, the Corporation will reverse any accrued interest on the books and will discontinue recognizing any interest income until the borrower is placed back on accrual status or fully pays off the loan balance plus any accrued interest. Payments received by the customer while the loan is on non-accrual are fully applied against principal. The Corporation maintains records of the full amount of interest that is owed by the borrower. A non-accrual loan will generally only be placed back on accrual status after the borrower has become current and has demonstrated six consecutive months of non-delinquency.

Allowance for Off-Balance Sheet Extensions of Credit

The Corporation maintains an allowance for off-balance sheet extensions of credit, which would include any unadvanced amount on lines of credit and any letters of credit provided to borrowers. The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets. The liability was $333,000 as of December 31, 2018, and $317,000 as of December 31, 2017. As the unadvanced portion of lines of credit increases, this provision will increase.

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

Other Real Estate Owned (OREO)

OREO represents properties acquired through customer loan defaults. These properties are recorded at the lower of cost or fair value less projected disposal costs at acquisition date. Fair value is determined by current appraisals. Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets. The Corporation had no OREO as of December 31, 2018, or December 31, 2017.

Mortgage Servicing Rights (MSRs)

The Corporation has agreements for the express purpose of selling residential mortgage loans on the secondary market, referred to as mortgage servicing rights. The Corporation maintains all servicing rights for loans currently sold through FHLB and Fannie Mae. The Corporation had $905,000 of MSRs as of December 31, 2018, compared to $661,000 as of December 31, 2017. Management expects MSRs to continue to grow as a result of the expanded mortgage program. The value of newly originated MSRs is determined by estimating the life of the mortgage and how long the Corporation will have access to the servicing income stream to determine the relative fair value. The Corporation utilizes a third party that calculates the MSR valuation on a quarterly basis. A longer estimated life would increase the MSR while a shorter estimated life would decrease the value of the asset. Management records the MSR value based on this reporting. Ultimately the value of the MSRs would be at what level a willing buyer and seller would exchange the MSRs. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio. Impairment is evaluated based on the fair value of the rights, portfolio interest rates, and prepayment characteristics. MSRs are a component of other assets on the Consolidated Balance Sheets.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following chart provides the activity of the Corportation’s mortgage servicing rights for the years ended December 31, 2018 and 2017.

MORTGAGE SERVICING RIGHTS

(DOLLARS IN THOUSANDS)

	December 31,
	2018	2017
	$	$

Beginning Balance	661	410
Additions	315	290
Amortization	(52)	(27)
Disposals	(19)	(12)

Ending Balance	905	661

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

Bank-Owned Life Insurance (BOLI)

BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $28,085,000 and $27,814,000 as of December 31, 2018, and 2017, respectively. The increase in BOLI cash surrender value was primarily due to normal appreciation of existing policies as a result of returns exceeding expenses.

Advertising Costs

The Corporation expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2018 and 2017 were $773,000 and $698,000, respectively.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

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

Change in Accounting Principle

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

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

ASU 2016-01 was effective for the Corporation on January 1, 2018, and resulted in separate classification of equity securities previously included in available for sale securities on the consolidated balance sheets with changes in the fair value of the equity securities captured in the consolidated statements of income. See Note B – Securities for disclosures related to equity securities. Adoption of the standard also resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note R – Fair Value Presentation for further information regarding the valuation of these loans.

Nonrefundable Fees and Other Costs

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Corporation elected to early adopt the Update effective January 1, 2018. Upon adoption, the Corporation made a one-time cumulative effect adjustment through retained earnings of $1.7 million. The net effect was a decrease to retained earnings.

Reporting Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. Upon adoption in February 2018, the Corporation made a one-time cumulative effect adjustment through retained earnings of $634,000. The net effect was an increase to retained earnings.

Recently Issued Accounting Standards

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, the Corporation expects to recognize right-of-use assets and related lease liabilities of approximately $1,000,000.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118, ASU 2018-05 amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. See Note L - Income Taxes.

In May 2018, the FASB issued ASU 2018-06, Codification Improvements to Topic 942, Financial Services – Depository and Lending, which supersedes outdated guidance related to the Office of the Comptroller of the Currency (OCC)’s Banking Circular 202, Accounting for Net Deferred Tax Charges (Circular 202), because that guidance has been rescinded by the OCC and no longer is relevant.

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

In November, 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), which made the following targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements (1) clarified that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (2) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and (3) require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Corporation’s financial statements.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE B - SECURITIES

(DOLLARS IN THOUSANDS)

The amortized cost and fair value of debt securities held at December 31, 2018, and 2017, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$

December 31, 2018
U.S. government agencies	31,025	5	(910)	30,120
U.S. agency mortgage-backed securities	46,363	2	(1,726)	44,639
U.S. agency collateralized mortgage obligations	55,182	74	(1,166)	54,090
Asset-backed securities	11,440	—	(41)	11,399
Corporate bonds	61,085	—	(1,893)	59,192
Obligations of states and political subdivisions	96,157	69	(1,601)	94,625
Total securities available for sale	301,252	150	(7,337)	294,065

December 31, 2017
U.S. government agencies	35,101	—	(749)	34,352
U.S. agency mortgage-backed securities	52,981	8	(916)	52,073
U.S. agency collateralized mortgage obligations	55,493	46	(898)	54,641
Corporate bonds	61,334	24	(589)	60,769
Obligations of states and political subdivisions	114,047	242	(2,047)	112,242
Total securities available for sale	318,956	320	(5,199)	314,077

The amortized cost and fair value of debt securities available for sale at December 31, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	14,908	14,549
Due after one year through five years	140,318	136,151
Due after five years through ten years	33,962	33,144
Due after ten years	112,064	110,221
Total debt securities	301,252	294,065

Securities available for sale with a par value of $58,668,000 and $64,580,000 at December 31, 2018 and 2017, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair market value of these pledged securities was $58,914,000 at December 31, 2018, and $66,157,000 at December 31, 2017.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Securities Available for Sale
	2018	2017
	$	$
Proceeds from sales	57,660	80,508
Gross realized gains	130	889
Gross realized losses	416	271

Information pertaining to securities with gross unrealized losses at December 31, 2018, and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2018
U.S. government agencies	—	—	28,116	(910)	28,116	(910)
U.S. agency mortgage-backed securities	—	—	42,041	(1,726)	42,041	(1,726)
U.S. agency collateralized mortgage obligations	8,055	(85)	40,735	(1,081)	48,790	(1,166)
Asset-backed securities	5,563	(41)	—	—	5,563	(41)
Corporate bonds	20,228	(455)	38,964	(1,438)	59,192	(1,893)
Obligations of states & political subdivisions	12,367	(104)	68,982	(1,497)	81,349	(1,601)
Total temporarily impaired securities	46,213	(685)	218,838	(6,652)	265,051	(7,337)

As of December 31, 2017
U.S. government agencies	9,941	(59)	24,411	(690)	34,352	(749)
U.S. agency mortgage-backed securities	10,326	(78)	37,123	(838)	47,449	(916)
U.S. agency collateralized mortgage obligations	29,551	(280)	20,980	(618)	50,531	(898)
Corporate bonds	38,543	(282)	15,019	(307)	53,562	(589)
Obligations of states & political subdivisions	15,188	(142)	68,278	(1,905)	83,466	(2,047)
Total temporarily impaired securities	103,549	(841)	165,811	(4,358)	269,360	(5,199)

In the debt security portfolio, there are 181 positions carrying unrealized losses as of December 31, 2018. There were no instruments considered to be other-than-temporarily impaired at December 31, 2018.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Equity Securities

The following tables summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at December 31, 2018 and December 31, 2017.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2018
CRA-qualified mutual funds	5,410	—	—	5,410
Bank stocks	591	—	(67)	524
Total equity securities	6,001	—	(67)	5,934

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2017
CRA-qualified mutual funds	5,280	—	—	5,280
Bank stocks	268	36	—	304
Total equity securities	5,548	36	—	5,584

As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale.

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the year ended December 31, 2018, and the portion of unrealized gains and losses for the periods that relates to equity investments held as of December 31, 2018.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

Year Ended
December 31, 2018
$

Net gains (losses) recognized in equity securities during the period	(5)

Less: Net gains (losses) realized on the sale of equity securities during the period	53

Unrealized gains (losses) recognized in equity securities held at reporting date	(58)

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the Corporation’s loan portfolio by category of loans for 2018 and 2017.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2018	2017
	$	$
Commercial real estate
Commercial mortgages	101,419	90,072
Agriculture mortgages	165,926	152,050
Construction	18,092	18,670
Total commercial real estate	285,437	260,792

Consumer real estate (a)
1-4 family residential mortgages	219,037	176,971
Home equity loans	10,271	11,181
Home equity lines of credit	64,413	61,104
Total consumer real estate	293,721	249,256

Commercial and industrial
Commercial and industrial	61,043	41,426
Tax-free loans	22,567	20,722
Agriculture loans	20,512	18,794
Total commercial and industrial	104,122	80,942

Consumer	9,197	5,320

Gross loans prior to deferred costs
and allowance for loan losses	692,477	596,310

Deferred loan costs, net	1,596	1,243
Allowance for loan losses	(8,666)	(8,240)
Total net loans	685,407	589,313

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $126,916,000 and $98,262,000 as of December 31, 2018, and 2017, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of December 31, 2018 and 2017. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
December 31, 2018	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	99,013	154,132	17,567	59,348	22,367	19,487	371,914
Special Mention	176	3,478	525	518	200	453	5,350
Substandard	2,230	8,316	—	1,177	—	572	12,295
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	101,419	165,926	18,092	61,043	22,567	20,512	389,559

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

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. A consumer loan is considered non-performing when it is over 90 days past due. Management will generally charge off consumer loans more than 120 days past due for closed end loans and over 180 days for open-end consumer loans. The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2018 and 2017:

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2018	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	218,641	10,271	64,413	9,196	302,521
Non-performing	396	—	—	1	397
Total	219,037	10,271	64,413	9,197	302,918

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2017	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	176,576	11,181	61,074	5,305	254,136
Non-performing	395	—	30	15	440
Total	176,971	11,181	61,104	5,320	254,576

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of December 31, 2018 and 2017:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2018	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	237	237	101,182	101,419	—
Agriculture mortgages	326	—	816	1,142	164,784	165,926	—
Construction	—	—	—	—	18,092	18,092	—
Consumer real estate
1-4 family residential mortgages	455	201	396	1,052	217,985	219,037	396
Home equity loans	62	35	—	97	10,174	10,271	—
Home equity lines of credit	95	—	—	95	64,318	64,413	—
Commercial and industrial
Commercial and industrial	24	—	—	24	61,019	61,043	—
Tax-free loans	—	—	—	—	22,567	22,567	—
Agriculture loans	118	—	—	118	20,394	20,512	—
Consumer	10	15	1	26	9,171	9,197	1
Total	1,090	251	1,450	2,791	689,686	692,477	397

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

As of December 31, 2018, and 2017, all of the Corporation’s loans on non-accrual status were also considered impaired. Interest income on loans would have increased by approximately $47,000 and $24,000 during 2018 and 2017, respectively, if these loans had performed in accordance with their original terms.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table presents non-accrual loans by classes of the loan portfolio as of December 31:

NON-ACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	2018	2017
	$	$
Commercial real estate
Commercial mortgages	1,017	393
Agriculture mortgages	816	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	—
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	—	—
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,833	393

During 2018, there were no loan modifications made causing a loan to be considered a troubled debt restructuring (TDR). During 2017, there was one loan modification made causing a loan to be considered a TDR. A TDR is a loan where management has granted a concession to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments. The loan classified as a TDR during 2017 was an agricultural loan with a principal balance at December 31, 2017, of $245,000. The concession granted to the borrower was an interest-only period initially running for three months to March 31, 2017. However, in April 2017, that deferral period was extended for an additional three months, causing management to classify the loan as a TDR. The concession period ended June 30, 2017. Subsequent to June 30, 2017, the borrower resumed normal principal and interest payments as of July 2017. The loan was later paid off in July of 2018 when the balance was down to $209,000.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2018:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	370	901	—	396	—
Agriculture mortgages	1,692	1,692	—	1,063	45
Construction	—	—	—	—	—
Total commercial real estate	2,062	2,593	—	1,459	45

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with no related allowance	2,062	2,593	—	1,459	45

With an allowance recorded:
Commercial real estate
Commercial mortgages	647	694	132	484	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	647	694	132	484	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	124	6
Total commercial and industrial	—	—	—	124	6

Total with a related allowance	647	694	132	608	6

Total by loan class:
Commercial real estate
Commercial mortgages	1,017	1,595	132	880	—
Agriculture mortgages	1,692	1,692	—	1,063	45
Construction	—	—	—	—	—
Total commercial real estate	2,709	3,287	132	1,943	45

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	124	6
Total commercial and industrial	—	—	—	124	6

Total	2,709	3,287	132	2,067	51

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2018:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Commercial
	Commercial	Consumer	and
	Real Estate	Real Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance	3,863	2,052	1,829	98	398	8,240

Charge-offs	(223)	(20)	(110)	(27)	—	(380)
Recoveries	72	—	66	8	—	146
Provision (credit)	584	376	(357)	24	33	660

Ending balance	4,296	2,408	1,428	103	431	8,666

Ending balance: individually
evaluated for impairment	132	—	—	—	—	132
Ending balance: collectively
evaluated for impairment	4,164	2,408	1,428	103	431	8,534

Loans receivable:
Ending balance	285,437	293,721	104,122	9,197		692,477
Ending balance: individually
evaluated for impairment	2,709	—	—	—		2,709
Ending balance: collectively
evaluated for impairment	282,728	293,721	104,122	9,197		689,768

The dollar amount of the allowance increased for all loan segments except commercial and industrial since December 31, 2017. Loan growth and higher charge-off amounts resulted in higher allowance balances. The higher charge-offs in 2018 increased the historical loss adjustments in the commercial real estate and consumer real estate pools causing the associated allowance to increase in those areas. The decline in allowance allocated to the commercial and industrial segment was due to a change in the allowance calculation that occurred in early 2018. Prior to 2018, the business loan pool, included in commercial and industrial, had a large special adjustment factor for potential impairment. The loss rate for this pool also declined from December 31, 2017, to December 31, 2018.

The Corporation’s allowance allocation is still overweighted toward commercial real estate loans due to the higher historical losses experienced. Approximately 50% of the allowance is dedicated to this sector that comprises 41% of total loan balances. This compares to 28% of the allowance being allocated to the consumer real estate sector which comprises 42% of all loan balances. Losses on consumer real estate has traditionally been lower than commercial loans. The commercial and industrial sector has 17% of the allowance allocated and comprises a similar 15% of loan balances. Commercial and industrial historical losses have generally been lower than commercial real estate but higher than consumer real estate, based on loan balances outstanding. The December 31, 2018 ending balance of the allowance was up $426,000, or 5.2%, from December 31, 2017, and the allowance as a percentage of total loans was down from 1.38% as of December 31, 2017, to 1.25% as of December 31, 2018.

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

The dollar amount of the allowance increased for all loan segments from December 31, 2016 to December 31, 2017. Loan growth and higher charge-off amounts resulted in higher allowance balances but delinquencies, non-performing loans, and classified loans were all down from prior years’ levels. The higher charge-offs in 2017 increased the historical loss adjustments in the commercial real estate and commercial and industrial pools causing the associated allowance to increase in those areas. The primary reason for the increase in allowance in the consumer real estate segment was due to a significant 16.6% increase in loan balances as well as increases in some qualititative factors related to this segment. The December 31, 2017 ending balance of the allowance was up $678,000, or 9.0%, from December 31, 2016, and the allowance as a percentage of total loans was up from 1.32% as of December 31, 2016, to 1.38% as of December 31, 2017.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE D – PREMISES AND EQUIPMENT

(DOLLARS IN THOUSANDS)

The major classes of the Corporation’s premises and equipment and accumulated depreciation are as follows:

	December 31,
	2018	2017
	$	$
Land	5,043	5,043
Buildings and improvements	29,302	26,424
Furniture and equipment	14,592	13,510
Construction in process	133	2,773
Total	49,070	47,750
Less accumulated depreciation	(23,519)	(22,063)
Premises and equipment	25,551	25,687

Depreciation expense, which is included in operating expenses, amounted to $1,456,000 for 2018, and $1,391,000 for 2017. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service. As of December 31, 2018, the construction in process consists primarily of costs associated with various small projects whereas the balance outstanding at December 31, 2017, was primarily related to the the building of the permanent branch office in Strasburg, PA which was opened for business in January of 2018.

NOTE E – REGULATORY STOCK

The Bank is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 0.10% of its asset value plus an additional 4% of its outstanding advances from the FHLB and mortgage partnership finance loans sold to the FHLB.  At December 31, 2018, the Bank held $6,160,000 in stock of the FHLB compared to $5,606,000 as of December 31, 2017.

The FHLB repurchases excess capital stock on a quarterly basis and pays a quarterly dividend on stock held by the Corporation. The FHLB’s quarterly dividend yield was 6.75% annualized on activity stock and 3.50% annualized on membership stock as of December 31, 2018. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

The Corporation also owned $151,000 of Federal Reserve Bank stock and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB, as of December 31, 2018 and December 31, 2017.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE F – DEPOSITS

(DOLLARS IN THOUSANDS)

Deposits by major classifications are summarized as follows:

	December 31,
	2018	2017
	$	$

Non-interest bearing demand	369,081	314,917
Interest-bearing demand	20,104	20,230
NOW accounts	89,072	86,758
Money market deposit accounts	108,594	105,994
Savings accounts	199,665	189,169
Time deposits under $250,000	127,300	143,073
Time deposits of $250,000 or more	5,918	6,336
Total deposits	919,734	866,477

At December 31, 2018, the scheduled maturities of time deposits are as follows:

2019	57,063
2020	31,771
2021	23,646
2022	11,234
2023	9,504

Total	133,218

NOTE G – SHORT TERM BORROWINGS

(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one business day from the transaction date, overnight borrowings from the Federal Reserve Discount Window, and FHLB advances with a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2018 and 2017:

	2018	2017
	$	$

Total short-term borrowings outstanding at year end	7,870	—
Average interest rate at year end	2.60%	—
Maximum outstanding at any month end	17,322	28,674
Average amount outstanding for the year	5,332	7,331
Weighted-average interest rate for the year	1.88%	0.75%

As of December 31, 2018, the Corporation had approved unsecured Federal funds lines of $32 million. The Corporation also has the ability to borrow through the FRB Discount Window. The amount of borrowing available through the Discount Window was $25.8 million as of December 31, 2018. For further information on borrowings from the FHLB see Note H.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE H – OTHER BORROWED FUNDS

(DOLLARS IN THOUSANDS)

Maturities of other borrowings at December 31, 2018, and 2017, are summarized as follows:

	December 31,
	2018		2017
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	%	$	%

FHLB fixed rate loans
2018	—	—	14,625	1.25
2019	12,237	1.53	12,237	1.53
2020	16,340	1.85	10,677	1.59
2021	14,505	1.72	14,505	1.72
2022	15,804	1.84	13,806	1.72
2023	6,500	2.93	—	—

Total other borrowings	65,386	1.87	65,850	1.56

All of the Corporation’s long term borrowed funds were through the FHLB of Pittsburgh as of December 31, 2018 and 2017. As a member of the FHLB of Pittsburgh, the Corporation has access to significant credit facilities. Borrowings from FHLB are secured with a blanket security agreement and the required investment in FHLB member bank stock. As part of the security agreement, the Corporation maintains unencumbered qualifying assets (principally 1-4 family residential mortgage loans) in an amount at least as much as the advances from the FHLB. Additionally, all of the Corporation’s FHLB stock is pledged to secure these advances.

The Corporation had an FHLB maximum borrowing capacity of $399.9 million as of December 31, 2018, with remaining borrowing capacity of $334.5 million. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated quarterly.

NOTE I – CAPITAL TRANSACTIONS

Subsequent to December 31, 2018, but prior to the filing of this Form 10-K Report, on February 21, 2019, the Corporation announced a new stock repurchase program to repurchase, in open market and privately negotiated transactions, up to 100,000 shares of the Corportation’s outstanding common stock. Prior to February 21, 2019, the Corporation was repurchasing shares of common stock under a previous stock repurchase program announced on June 17, 2015, authorizing the repurchase of up to 140,000 shares of the Corporation’s outstanding common stock in open market and privately negotiated transactions. Under the 2015 plan, through February 20, 2019, management repurchased a total of 64,935 shares at a weighted average cost per share of $34.24. As of December 31, 2018, a total of 55,535 shares were repurchased under the 2015 plan at a weighted average cost of $34.10 per share. Shares repurchased under both plans were held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans.

Currently, the following three stock purchase plans are in place:

•	a nondiscriminatory employee stock purchase plan (ESPP), which allows employees to purchase shares at a 10% discount from the stock’s fair market value at the end of each quarter,
•	a dividend reinvestment plan (DRP), and;
•	a directors’ stock purchase plan (DSPP).

The ESPP was started in 2001 and is the largest of the three plans. There were 8,269 shares issued through the ESPP in 2018 with 108,921 shares issued since existence. The DRP was started in 2005 and has grown to nearly as large as the ESPP with 6,327 shares issued in 2018 and 97,764 total shares issued since existence. Lastly, the DSPP was started in 2010 as an additional option for board compensation. This plan is limited to outside directors. Only 1,013 shares were issued in connection with this plan in 2018 and 17,249 since existence. In 2017, there were 8,162 shares issued through the ESPP, 6,368 shares issued through the DRP, and 1,411 shares issued through the DSPP.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The plans are beneficial to the Corporation as all reissued shares increase capital and since dividends are paid out in the form of additional shares, the plans act as a source of funds. The total amount of shares issued from Treasury for these plans collectively in 2018 and 2017 was 15,609 and 15,941, respectively. As of December 31, 2018, the Corporation held 17,025 treasury shares, at a weighted-average cost of $35.04 per share, with a cost basis of $596,000.

NOTE J – RETIREMENT PLANS

The Corporation provides an optional 401(k) plan, in which employees may elect to defer pre-tax or after-tax salary dollars, subject to the maximum annual Internal Revenue Service contribution amounts. The contribution maximum for 2018 was $18,500 and for 2017 was $18,000, for persons under age 50, and for persons over age 50 was $24,500 in 2018 and $24,000 in 2017.  The Corporation matches employee contributions into the 401(k) plan at a rate of 50% on the first 5.0% of employee contributions. The Corporation’s cost for this 401(k) match was $345,000 and $316,000 for 2018 and 2017, respectively.

Effective January 1, 2016, the Corporation consolidated its Money Purchase Pension Plan and 401(k) Savings Plan. In the process of the consolidation the Money Purchase Pension feature was discontinued and replaced with a Non-Elective Safe Harbor feature and a Non-Elective Employer Contribution feature. Under the new plan, the Corporation provides a Non-Elective Safe Harbor Contribution equal to 3% of all employees’ compensation for the year. Additionally, the Corporation has chosen to contribute a Non-Elective Employer Contribution of 2% annually to all employees aged 21 or older who work 1,000 or greater hours in a calendar year and have met the eligibility requirements of the plan. In year 2015, the Corporation provided 5% of all employee compensation in the Money Purchase Pension Plan for qualifying employees. The qualification for the Non-Elective Employer Contribution under the new 401(k) Savings Plan mirrors the requirements of the Money Purchase Pension Plan. Effective January 1, 2016, the balance of the Money Purchase Pension Plan was transferred into the new 401(k) Savings Plan.

For purposes of the new 401(k) Savings Plan and the former Money Purchase Pension Plan, covered compensation was limited to $275,000 in 2018 and $270,000 in 2017.  Total expenses of the plan were $620,000 and $704,000, for 2018 and 2017, respectively.  The Corporation’s new 401(k) Savings Plan is fully funded as all obligations are funded monthly.

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

The life insurance policies had an aggregate face amount of $3,409,000 for December 31, 2018, and December 31, 2017. The death benefits totaled $6,691,000 at December 31, 2018, and $6,680,000 at December 31, 2017. The cash surrender value of the above policies totaled $4,873,000 and $4,775,000 as of December 31, 2018, and 2017, respectively. The net present value of the vested portion of deferred payments totaled $0 at December 31, 2018, and $130,000 at December 31, 2017. The interest rate used to discount these obligations was 4.50% for 2018 and 2017.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

These net present value amounts are included in other liabilities on the Corporation’s Consolidated Balance Sheets. Total charges to expense for deferred compensation amounted to $2,000 for 2018, and $9,000 for 2017, and are included in other operating expenses in the Consolidated Statements of Income.

NOTE L - INCOME TAXES

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. A reconciliation of the differences by amount and percent is as follows:

FEDERAL INCOME TAX SUMMARY
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2018		2017
	$	%	$	%

Income tax at statutory rate	2,322	21.0	2,952	34.0
Tax-exempt interest income	(743)	(6.7)	(1,620)	(18.7)
Non-deductible interest expense	47	0.4	72	0.8
Bank-owned life insurance	(344)	(3.1)	(234)	(2.7)
Other	24	0.2	37	0.4
Change in corporate tax rate	—	—	1,131	13.1

Income tax expense	1,306	11.8	2,338	26.9

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back losses to recover taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies.

As a result of The Tax Cuts and Jobs Act, enacted on December 22, 2017, the Corporate Alternative Minimum Tax (AMT) has been repealed. Therefore, all AMT tax credits previously carried forward have now been transferred to Federal income tax receivable to utilize against any corporate Federal income tax amounts payable. As of December 31, 2017, the Corporation had $1,158,000 of AMT credits that could be carried forward. The AMT credits previously had an unlimited carry-forward period. No valuation was established for these deferred tax assets in view of the Corporation’s ability to carry forward tax credits to future years, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential. Additionally, this asset’s value was not impacted by the change in the Corporate tax rate described below. The Corporation is expected to fully realize the $1,158,000 of AMT credits in the 2018 and 2019 tax years.

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2015.

The Tax Cuts and Jobs Act, enacted on December 22, 2017, lowered the Corporation’s federal income tax rate from 34% to 21% effective January 1, 2018. As a result, the carrying value of net deferred tax assets was reduced which increased income tax expense by $1,131,000 in 2017.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Significant components of income tax expense are as follows:
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2018	2017
	$	$
Current tax expense	(46)	842
Deferred tax expense (benefit)	1,352	365
Change in corporate tax rate	—	1,131
Income tax expense	1,306	2,338

Components of the Corporation's net deferred tax position are as follows:
(DOLLARS IN THOUSANDS)	December 31,
	2018	2017
	$	$

Deferred tax assets
Allowance for loan losses	1,820	2,802
Net unrealized holding losses on securities available for sale	1,523	1,016
Deferred compensation reserve	—	44
Tax credit carryforward	—	1,158
Allowance for off-balance sheet extensions of credit	70	108
Interest on non-accrual loans	7	174
Other	53	11
Total deferred tax assets	3,473	5,313

Deferred tax liabilities
Premises and equipment	(1,006)	(2,670)
Discount on investment securities	(2)	—
Other	(198)	(161)
Total deferred tax liabilities	(1,206)	(2,831)
Net deferred tax assets	2,267	2,482

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

As of December 31, 2018 and 2017, the Corporation and Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2018 and December 31, 2017, compared to regulatory levels.

CAPITAL LEVELS					To Be Well
(DOLLARS IN THOUSANDS)					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%

As of December 31, 2018
Total Capital to Risk-Weighted Assets
Consolidated	117,479	14.3	73,947	8.0	82,163	10.0
Bank.	115,988	14.1	65,680	8.0	82,100	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	108,480	13.2	49,298	6.0	73,947	8.0
Bank	106,989	13.0	49,260	6.0	65,680	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated.	108,480	13.2	36,973	4.5	53,406	6.5
Bank	106,989	13.0	36,945	4.5	53,365	6.5

Tier I Capital to Average Assets
Consolidated	108,480	10.0	43,519	4.0	54,398	5.0
Bank	106,989	9.8	43,519	4.0	54,398	5.0

As of December 31, 2017
Total Capital to Risk-Weighted Assets
Consolidated	111,512	15.0	59,525	8.0	74,406	10.0
Bank	109,961	14.8	59,502	8.0	74,378	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	102,955	13.8	44,644	6.0	59,525	8.0
Bank	101,404	13.6	44,627	6.0	59,502	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	102,955	13.8	33,483	4.5	48,364	6.5
Bank	101,404	13.6	33,470	4.5	48,346	6.5

Tier I Capital to Average Assets
Consolidated	102,955	10.1	40,971	4.0	51,214	5.0
Bank	101,404	9.9	40,971	4.0	51,214	5.0

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

In addition to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year. The approval of the OCC shall be required if the total of all dividends declared by the Corporation in any year shall exceed the total of its net profits for that year combined with retained net profits of the preceding two years. Under this restriction, the Corporation could declare dividends in 2018, without the approval of the OCC, of approximately $9.8 million, plus an additional amount equal to the Corporation’s net profits for 2019, up to the date of any such dividend declaration.

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

LOANS TO INSIDERS

(DOLLARS IN THOUSANDS)

Actual
$

Balance, January 1, 2017	4,453
Advances	3,358
Repayments	(2,142)
Balance, December 31, 2017	5,669

Balance, January 1, 2018	5,669
Advances	2,935
Repayments	(3,435)
Balance, December 31, 2018	5,169

Deposits from the insiders totaled $3,102,000 as of December 31, 2018, and $4,034,000 as of December 31, 2017.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit. On December 31, 2018, firm loan commitments totaled approximately $40.0 million; unused lines of credit totaled $235.3 million; and open letters of credit totaled $8.7 million. The sum of these commitments, $284.0 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the loan loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2017, totaled $270.5 million, representing firm loan commitments of $45.0 million, unused lines of credit of $214.2 million, and open letters of credit totaling $11.3 million.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

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

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose. The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of the Bank’s risk-based capital, less the allowance for loan losses. The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit. As of December 31, 2018, the Corporation’s legal lending limit was $17,398,000, and the Corporation’s lending policy limit was $13,049,000. This compared to a legal lending limit of $16,494,000, and lending policy limit of $12,371,000 as of December 31, 2017. As of December 31, 2018 and 2017, no lending relationships exceeded the Corporation’s internal lending policy limit.

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

Management evaluates concentrations of credit based on loan purpose on a quarterly basis. The Corporation’s greatest concentration of loans by purpose is residential real estate, which comprises $293.7 million, or 42.4%, of the $692.5 million gross loans outstanding as of December 31, 2018. This compares to $249.3 million, or 41.8%, of the $596.3 million of gross loans outstanding as of December 31, 2017. Residential real estate consists of first mortgages and home equity loans. A concentration in commercial real estate of 41.2%, or $285.4 million, also exists; however, within that category there is not a concentration by specific industry type.

The Corporation remains focused on agricultural purpose loans, of which the vast majority are real estate secured. Agricultural mortgages made up 24.0% of gross loans as of December 31, 2018, compared to 25.5% as of December 31, 2017; however these agricultural mortgages are spread over several broader types of agricultural purpose loans. More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS). As of December 31, 2018, the largest specific industry type categories were dairy cattle and milk production loans of $85.5 million, or 12.3% of gross loans, residential real estate investment loans of $53.2 million, or 7.7% of gross loans, and non-residential real estate investment loans with a balance of $42.1 million, or 6.1% of gross loans.

Outside of consumer and commercial real estate, including agricultural mortgages, the third largest component of the Corporation’s loans consist of commercial and industrial loans. These loans are generally secured by personal guarantees, inventory, or pledges of municipalities. Out of the $104.1 million of loans designated as commercial and industrial for the Uniform Bank Performance Reports, the largest concentration within that area is $22.6 million of loans to political subdivisions, which account for 3.3% of gross loans outstanding. For the Corporation, these loans consisted of tax-free loans to local municipalities.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings. The largest geographical concentrations as of December 31, 2018, were obligations of states and political subdivisions located in the states of Pennsylvania, Illinois, and Texas. Based on fair market value, the Corporation held $24.2 million of obligations issued by municipalities within the state of Pennsylvania, which is 25.6% of the municipal portfolio, and 8.2% of total debt securities. The Corporation held $18.5 million of obligations issued by municipalities within the state of Illinois, which is 19.5% of the municipal portfolio, and 6.3% of total debt securities. The Corporation also held $17.0 million of obligations of states and political subdivisions issued by municipalities located within the state of Texas, which is 17.9% of the municipal portfolio, and 5.8% of total debt

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

securities. Internal policy requires municipal bonds purchased to be rated at least A3 by Moody’s and/or A- by Standard & Poor’s (S&P) at the time of purchase. As of December 31, 2018, no municipal bonds were below the A3/A- credit ratings the Corporation requires at the time of purchase.

The Corporation held $61.1 million of corporate bonds based on amortized cost as of December 31, 2018. As a total, the $61.1 million represents 20.0% of the Corporation’s total debt securities. Management has a policy limit for corporate holdings at 55% of total regulatory capital and 20% of the securities portfolio. The Corporation was under the capital policy limit but at the portoflio policy limit as of December 31, 2018. Management believes shorter corporate bonds currently provide better structure and return than government agencies and mortgage backed securities and CMOs. To limit the Corporation’s credit exposure to any one issuer, the policy limits investment to $3 million of par value per company. Out of the $61.1 million of total corporate securities, $40.0 million is domestic and $21.1 million is foreign-issued debt. None of the Corporation’s foreign corporate debt originates from the European countries that have struggled with the sovereign debt crisis, namely Portugal, Italy, Ireland, Greece, and Spain. Most of the Corporation’s foreign-issued debt is from the United Kingdom, Australia, and Switzerland.

Within the corporate bond segment of the portfolio, management has preferred to invest in the banking, brokerage, and finance industry, where management is more comfortable analyzing and evaluating the credit risk of these firms. As a result, based on amortized cost, $43.2 million, or 70.7%, of the corporate bonds held are invested in national or foreign banks, bank holding companies, brokerage firms, or finance companies. In this broader finance-related group, management has selectively pursued foreign bank-issued debt where there is governmental ownership of the bank, and/or implied backing driven by the heavy reliance on these banks for the nation’s financial system. Out of the total $43.2 million of financial and brokerage-related corporate issues, $22.0 million is domestic and $21.2 million is foreign. All of the $21.2 million of foreign financial-related corporate paper is in the form of foreign bank-issued debt. Out of the $22.0 million of domestic financial-related debt, $13.1 million is in bank debt and $8.9 million is in brokerage.

The remaining $17.9 million of non-financial related corporate paper consists of $5.1 million in energy companies, $4.1 million in insurance companies, $2.5 million in consumer goods, $2.1 million in real estate companies, $2.1 million in healthcare, and $2.0 million in biotechnology.

By internal policy, at time of purchase, all corporate bonds must carry a credit rating of at least A3 by Moody’s or A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moody’s and BBB- for S&P, or above. As of December 31, 2018, all of the Corporation’s corporate bonds carried at least one single A credit rating of A3 by Moody’s or A- by S&P, and all were considered investment grade.

NOTE Q - FAIR VALUE MEASUREMENTS

U.S. generally accepted accounting principles establish a hierarchal disclosure framework associated with the level of observable pricing utilized in measuring assets and liabilities at fair value. The three broad levels defined by the hierarchy are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

Level III:	Assets and liabilities that have little to no observable pricing as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgement or estimation.

This hierarchy requires the use of observable market data when available.

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS REPORTED AT FAIR VALUE ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2018
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	30,120	—	30,120
U.S. agency mortgage-backed securities	—	44,639	—	44,639
U. S. agency collateralized mortgage obligations	—	54,090	—	54,090
Asset-backed securities	—	11,399	—	11,399
Corporate bonds	—	59,192	—	59,192
Obligations of states and political subdivisions	—	94,625	—	94,625
Marketable equity securities	5,934	—	—	5,934

Total securities	5,934	294,065	—	299,999

On December 31, 2018, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2018, the CRA fund investments had a $5,410,000 book and market value and the bank stocks had a book value of $591,000 and a market value of $524,000.

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

ASSETS REPORTED AT FAIR VALUE ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2017
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	34,352	—	34,352
U.S. agency mortgage-backed securities	—	52,073	—	52,073
U. S. agency collateralized mortgage obligations	—	54,641	—	54,641
Corporate bonds	—	60,769	—	60,769
Obligations of states and political subdivisions	—	112,242	—	112,242
Marketable equity securities	5,584	—	—	5,584

Total securities	5,584	314,077	—	319,661

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table provides the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2018
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	2,577	2,577
Total	—	—	2,577	2,577

	December 31, 2017
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	1,812	1,812
Total	—	—	1,812	1,812

The Corporation had a total of $2,709,000 of impaired loans as of December 31, 2018, with $132,000 of specific allocation against these loans. As of December 31, 2017, the Corporation had a total of $1,812,000 of impaired loans with no specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

December 31, 2018
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,577	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2017
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	1,812	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE R - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Corporation's Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2018
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and Cash equivalents	41,365	41,365	41,365	—	—
Regulatory Stock	6,348	6,348	6,348	—	—
Loans held for sale	1,429	1,429	1,429	—	—
Loans, net of allowance	685,407	687,844	—	—	687,844
Mortgage servicing assets	905	997	—	—	997
Accrued interest recievable	3,754	3,754	3,754	—	—
Bank owned life insurance	28,085	28,085	28,085	—	—

Financial Liabilities:
Demand deposits	369,081	369,081	369,081	—	—
Interest-bearing demand deposits	20,104	20,104	20,104	—	—
NOW accounts	89,072	89,072	89,072	—	—
Money market deposit accounts	108,594	108,594	108,594	—	—
Savings accounts	199,665	199,665	199,665	—	—
Time deposits	133,218	132,351	—	—	132,351
Total deposits	919,734	918,867	786,516	—	132,351

Short-term borrowings	7,870	7,870	7,870	—	—
Long-term debt	65,386	65,286	—	—	65,286
Accrued interest payable	397	397	397	—	—

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE S – ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the years ended December 31, 2018 and 2017 is as follows:

ACCUMULATED OTHER COMPRENHENSIVE LOSS (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains(Losses)
on Securities
Available-for-Sale
$
Balance at January 1, 2018	(3,195)

Other comprehensive loss before reclassifications	(2,075)
Amount reclassified from accumulated other comprehensive loss	226
Reclassification of certain income tax effects from
accumulated other comprehensive income (loss)	(634)
Period change	(2,483)
Balance at December 31, 2018	(5,678)

Balance at January 1, 2017	(4,885)

Other comprehensive income before reclassification	2,135
Amount reclassified from accumulated other comprehensive loss	(445)
Period change	1,690

Balance at December 31,2017	(3,195)

(1) All amounts are net of tax. Related income tax expense or benefits is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE LOSS COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	(Loss)
	For the Year Ended
	December 31,
			Affected Line Item
	2018	2017	in the Consolidated
	$	$	Statements of Income
Securities available-for sale:
Net securities (losses) gains reclassified into earnings	(286)	675	Gains (loses) on securities transactions, net
Related income tax expense	60	(230)	Provision for federal income taxes
Net effect on accumulated other comprehensive
loss for the period	(226)	445

Total reclassifications for the period	(226)	445

(1) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

NOTE T – CONDENSED PARENT ONLY DATA

Condensed Balance Sheets (Parent Company Only)
(DOLLARS IN THOUSANDS)	December 31,
	2018	2017
	$	$
Assets
Cash	861	1,187
Equity securities	524	304
Equity in bank subsidiary	101,311	98,184
Other assets	106	84
Total assets	102,802	99,759

Stockholders' Equity
Common stock	574	574
Capital surplus	4,435	4,415
Retained earnings	104,067	98,629
Accumulated other comprehensive loss, net of tax	(5,678)	(3,195)
Treasury stock	(596)	(664)
Total stockholders' equity	102,802	99,759

Condensed Statements of Comprehensive Income
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2018	2017
	$	$
Income
Dividend income - investment securities	13	10
Gains (losses) on securities transactions	(5)	57
Dividend income	3,282	3,190
Undistributed earnings of bank subsidiary	6,614	3,228
Total income	9,904	6,485

Expense
Shareholder expenses	132	120
Other expenses	23	21
Total expense	155	141

Net Income	9,749	6,344
Comprehensive Income	7,900	8,034

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2018	2017
Cash Flows from Operating Activities:	$	$
Net Income	9,749	6,344
Equity in undistributed earnings of subsidiaries	(6,614)	(3,228)
Gains on securities transactions, net	5	(57)
Net change in other assets	(1)	(30)
Net cash provided by operating activities	3,139	3,029

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	277	150
Purchases of equity securities	(548)	(134)
Net cash provided by (used for) investing activities	(271)	16

Cash Flows from Financing Activities:
Proceeds from issuance of treasury stock	551	544
Payment to repurchase common stock	(463)	(568)
Dividends paid	(3,282)	(3,190)
Net cash used for financing activities	(3,194)	(3,214)

Cash and Cash Equivalents:
Net change in cash and cash equivalents	(326)	(169)
Cash and cash equivalents at beginning of period	1,187	1,356
Cash and cash equivalents at end of period	861	1,187

ENB FINANCIAL CORP
Notes to Consolidated Financial Statements

The unaudited quarterly results of operations for the years ended 2018 and 2017, are as follows:

NOTE U - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2018
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	8,524	8,897	9,348	9,729
Interest expense	774	842	872	886
Net interest income	7,750	8,055	8,476	8,843
Less provision for loan losses	190	90	190	190
Net interest income after provision for loan losses	7,560	7,965	8,286	8,653

Other income	3,380	2,628	2,787	2,242
Operating expenses:
Salaries and employee benefits	4,960	5,221	5,197	4,862
Occupancy and equipment expenses	951	893	920	840
Other operating expenses	1,973	2,053	1,954	2,622
Total operating expenses	7,884	8,167	8,071	8,324
Income before income taxes	3,056	2,426	3,002	2,571

Provision for Federal income taxes	235	300	425	346
Net income	2,821	2,126	2,577	2,225
FINANCIAL RATIOS
Per share data:
Net income	0.99	0.74	0.90	0.78
Cash dividends paid	0.28	0.29	0.29	0.29

	2017
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	7,982	8,213	8,444	8,478
Interest expense	702	731	754	752
Net interest income	7,280	7,482	7,690	7,726
Less provision for loan losses	90	120	240	490
Net interest income after provision for loan losses	7,190	7,362	7,450	7,236

Other income	2,412	2,512	2,622	2,775
Operating expenses:
Salaries and employee benefits	4,719	4,811	4,840	4,970
Occupancy and equipment expenses	881	902	923	873
Other operating expenses	1,918	2,002	1,884	2,154
Total operating expenses	7,518	7,715	7,647	7,997
Income before income taxes	2,084	2,159	2,425	2,014

Provision for Federal income taxes	257	287	391	1,403
Net income	1,827	1,872	2,034	611
FINANCIAL RATIOS
Per share data:
Net income	0.64	0.66	0.71	0.21
Cash dividends paid	0.28	0.28	0.28	0.28

ENB FINANCIAL CORP

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2018, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2018, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2018, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework.”

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

March 29, 2019

Item 9B. Other Information

None

ENB FINANCIAL CORP

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Information and Qualifications of Nominees for Director and Continuing Directors,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 7, 2019, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors during the fourth quarter of 2018.

Item 11. Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the caption, “Summary Compensation Table” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 7, 2019, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 7, 2019, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 7, 2019, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the caption, “Audit Committee Report” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 7, 2019, which is incorporated herein by reference.

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

ENB FINANCIAL CORP

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

/s/ Aaron L. Groff, Jr.	Chairman of the Board,	March 29, 2019
(Aaron L. Groff, Jr.)	Chief Executive Officer and President

/s/ Scott E. Lied	Treasurer	March 29, 2019
(Scott E. Lied)	(Principal Financial Officer)

/s/ Joshua E. Hoffman	Director	March 29, 2019
(Joshua E. Hoffman)

/s/ Willis R. Lefever	Director	March 29, 2019
(Willis R. Lefever)

/s/ Donald Z. Musser	Director	March 29, 2019
(Donald Z. Musser)

/s/ Susan Young Nicholas	Director	March 29, 2019
(Susan Young Nicholas)

/s/ Dr. Brian K. Reed	Director	March 29, 2019
(Dr. Brian K. Reed)

/s/ Mark C. Wagner	Director	March 29, 2019
(Mark C. Wagner)

/s/ Judith A. Weaver	Director	March 29, 2019
(Judith A. Weaver)

/s/ Paul W. Wenger	Director	March 29, 2019
(Paul W. Wenger)

/s/ Paul M. Zimmerman, Jr.	Director	March 29, 2019
(Paul M. Zimmerman, Jr.)