Form 10-Q
period 2019-03-31
ENB Financial Corp
filed 2019-05-15
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2019, the registrant had 5,694,452 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

March 31, 2019

Index

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,	March 31,
	2019	2018	2018
	$	$	$
ASSETS
Cash and due from banks	17,957	26,675	12,733
Interest-bearing deposits in other banks	22,468	14,690	24,986

Total cash and cash equivalents	40,425	41,365	37,719

Securities available for sale (at fair value)	291,186	294,065	311,128
Equity securities (at fair value)	6,081	5,934	5,775

Loans held for sale	2,688	1,429	2,640

Loans (net of unearned income)	710,135	694,073	609,515

Less: Allowance for loan losses	8,886	8,666	8,083

Net loans	701,249	685,407	601,432

Premises and equipment	25,409	25,551	25,835
Regulatory stock	6,705	6,348	6,194
Bank owned life insurance	28,273	28,085	27,525
Other assets	10,182	9,658	12,061

Total assets	1,112,198	1,097,842	1,030,309

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	329,007	369,081	305,832
Interest-bearing	600,794	550,653	550,367

Total deposits	929,801	919,734	856,199

Short-term borrowings	—	7,870	5,622
Long-term debt	72,478	65,386	68,511
Other liabilities	3,061	2,050	2,443

Total liabilities	1,005,340	995,040	932,775

Stockholders' equity:
Common stock, par value $0.10 as of 3/31/19; $0.20 as of 12/31/18 and 3/31/18
Shares: Authorized 24,000,000 as of 3/31/19; 12,000,000 as of 12/31/18 and 3/31/18
Issued 5,739,114 and Outstanding 5,694,452 as of 3/31/19
Issued 2,869,557 and Outstanding 2,852,532 as of 12/31/18
Issued 2,869,557 and Outstanding 2,853,479 as of 3/31/18	574	574	574
Capital surplus	4,438	4,435	4,419
Retained earnings	105,818	104,067	99,623
Accumulated other comprehensive loss net of tax	(3,189)	(5,678)	(6,541)
Less: Treasury stock cost on 44,662 shares as of 3/31/19
17,025 shares as of 12/31/18 and 16,078 shares as of 3/31/18	(783)	(596)	(541)

Total stockholders' equity	106,858	102,802	97,534

Total liabilities and stockholders' equity	1,112,198	1,097,842	1,030,309

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended March 31,
	2019	2018
	$	$
Interest and dividend income:
Interest and fees on loans	8,023	6,398
Interest on securities available for sale
Taxable	1,275	1,100
Tax-exempt	647	760
Interest on deposits at other banks	47	112
Dividend income	170	154

Total interest and dividend income	10,162	8,524

Interest expense:
Interest on deposits	824	479
Interest on borrowings	355	295

Total interest expense	1,179	774

Net interest income	8,983	7,750

Provision for loan losses	180	190

Net interest income after provision for loan losses	8,803	7,560

Other income:
Trust and investment services income	537	554
Service fees	630	661
Commissions	655	584
Gains on the sale of debt securities, net	81	34
Gains on equity securities, net	17	31
Gains on sale of mortgages	349	235
Earnings on bank-owned life insurance	178	1,099
Other income	97	182

Total other income	2,544	3,380

Operating expenses:
Salaries and employee benefits	5,188	4,960
Occupancy	630	663
Equipment	287	288
Advertising & marketing	250	232
Computer software & data processing	658	545
Shares tax	233	215
Professional services	475	433
Other expense	561	548

Total operating expenses	8,282	7,884

Income before income taxes	3,065	3,056

Provision for federal income taxes	462	235

Net income	2,603	2,821

Earnings per share of common stock	0.91	0.99

Weighted average shares outstanding	2,847,170	2,850,146

Adjusted earnings per share of common stock	0.46	0.49

Adjusted weighted average shares outstanding	5,694,340	5,700,292

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended March 31,
	2019	2018
	$	$

Net income	2,603	2,821

Other comprehensive income (loss), net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	3,231	(3,399)
Income tax effect	(678)	714
	2,553	(2,685)

Gains recognized in earnings	(81)	(34)
Income tax effect	17	7
	(64)	(27)

Other comprehensive income (loss), net of tax	2,489	(2,712)

Comprehensive Income	5,092	109

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, December 31, 2017	574	4,415	98,629	(3,195)	(664)	99,759

Net income	—	—	2,821	—	—	2,821

Other comprehensive loss net of tax	—	—	—	(2,712)	—	(2,712)
			—
Change in accounting principal for
adoption of ASU 2017-08	—	—	(1,663)	—	—	(1,663)

Reclassification of certain income tax
effects from accumluated other
comprehensive loss	—	—	634	(634)	—	—

Treasury stock issued - 3,656 shares	—	4	—	—	123	127

Cash dividends paid, $0.28 per share	—	—	(798)	—	—	(798)

Balances, March 31, 2018	574	4,419	99,623	(6,541)	(541)	97,534

Balances, December 31, 2018	574	4,435	104,067	(5,678)	(596)	102,802

Net income	—	—	2,603	—	—	2,603

Other comprehensive income net of tax	—	—	—	2,489	—	2,489
			—
Treasury stock purchased - 18,800 shares	—	—	—	—	(330)	(330)

Treasury stock issued - 8,188 shares	—	3	—	—	143	146

Cash dividends paid, $0.15 per share	—	—	(852)	—	—	(852)

Balances, March 31, 2019	574	4,438	105,818	(3,189)	(783)	106,858

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)	Three Months Ended March 31,
	2019	2018
	$	$
Cash flows from operating activities:
Net income	2,603	2,821
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	827	1,057
Amortization of operating leases right-of-use assets	43	—
Decrease (increase) in interest receivable	(85)	180
Increase (decrease) in interest payable	58	22
Provision for loan losses	180	190
Gains on sale of debt securities, net	(81)	(34)
Gain on equity securities, net	(17)	(31)
Gains on sale of mortgages	(349)	(235)
Loans originated for sale	(9,026)	(6,980)
Proceeds from sales of loans	8,116	7,467
Earnings on bank-owned life insurance	(178)	(1,099)
Depreciation of premises and equipment and amortization of software	391	406
Deferred income tax	(94)	(229)
Other assets and other liabilities, net	(95)	339
Net cash provided by operating activities	2,293	3,874

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	2,997	4,897
Proceeds from sales	10,246	8,986
Purchases	(7,970)	(17,100)
Purchase of regulatory bank stock	(550)	(1,088)
Redemptions of regulatory bank stock	193	688
Purchase of bank-owned life insurance	(10)	24
Net increase in loans	(16,142)	(12,423)
Purchases of premises and equipment, net	(221)	(510)
Purchase of computer software	(29)	(36)
Net cash used for investing activities	(11,486)	(16,562)

Cash flows from financing activities:
Net increase (decrease) in demand, NOW, and savings accounts	6,928	(7,872)
Net increase (decrease) in time deposits	3,139	(2,406)
Net (decrease) increase in short-term borrowings	(7,870)	5,622
Proceeds from long-term debt	11,562	7,661
Repayments of long-term debt	(4,470)	(5,000)
Dividends paid	(852)	(798)
Proceeds from sale of treasury stock	146	127
Treasury stock purchased	(330)	—
Net cash provided by (used in) financing activities	8,253	(2,666)
Decrease in cash and cash equivalents	(940)	(15,354)
Cash and cash equivalents at beginning of period	41,365	53,073
Cash and cash equivalents at end of period	40,425	37,719

Supplemental disclosures of cash flow information:
Interest paid	1,121	752
Income taxes paid	—	—

Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(3,150)	5,097
Initial recognition of operating right-of-use assets	1,075	—
Initial recognition of operating lease liabilities	1,075	—

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the first quarter of 2019, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Leases

ASU 2016-02, “Leases (Topic 842).” ASU 2016-02, among other things, requires lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 became effective for the Corporation on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provided an additional transition method that allowed entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provided for certain policy elections and changed lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, the Corporation recognized right-of-use assets and related lease liabilities of $1,075,000.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

2.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities held at March 31, 2019, and December 31, 2018, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2019
U.S. government agencies	33,026	8	(613)	32,421
U.S. agency mortgage-backed securities	44,431	22	(1,354)	43,099
U.S. agency collateralized mortgage obligations	53,859	74	(1,016)	52,917
Asset-backed securities	11,400	3	(84)	11,319
Corporate bonds	60,973	16	(839)	60,150
Obligations of states and political subdivisions	91,534	373	(627)	91,280
Total securities available for sale	295,223	496	(4,533)	291,186

December 31, 2018
U.S. government agencies	31,025	5	(910)	30,120
U.S. agency mortgage-backed securities	46,363	2	(1,726)	44,639
U.S. agency collateralized mortgage obligations	55,182	74	(1,166)	54,090
Asset-backed securities	11,440	—	(41)	11,399
Corporate bonds	61,085	—	(1,893)	59,192
Obligations of states and political subdivisions	96,157	69	(1,601)	94,625
Total securities available for sale	301,252	150	(7,337)	294,065

The amortized cost and fair value of debt securities available for sale at March 31, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	18,692	18,410
Due after one year through five years	138,034	135,433
Due after five years through ten years	30,822	30,301
Due after ten years	107,675	107,042
Total debt securities	295,223	291,186

Securities available for sale with a par value of $59,419,000 and $58,668,000 at March 31, 2019, and December 31, 2018, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $59,989,000 at March 31, 2019, and $58,914,000 at December 31, 2018.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2019	2018
	$	$
Proceeds from sales	10,246	8,986
Gross realized gains	96	52
Gross realized losses	15	18

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. No securities in the portfolio had other-than-temporary impairment recorded in the first three months of 2019 or 2018.

Information pertaining to securities with gross unrealized losses at March 31, 2019, and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of March 31, 2019
U.S. government agencies	—	—	28,410	(613)	28,410	(613)
U.S. agency mortgage-backed securities	—	—	40,646	(1,354)	40,646	(1,354)
U.S. agency collateralized mortgage obligations	5,337	(35)	42,449	(981)	47,786	(1,016)
Asset-backed securities	9,376	(84)	—	—	9,376	(84)
Corporate bonds	16,533	(135)	39,592	(704)	56,125	(839)
Obligations of states & political subdivisions	554	(1)	45,755	(626)	46,309	(627)

Total temporarily impaired securities	31,800	(255)	196,852	(4,278)	228,652	(4,533)

As of December 31, 2018
U.S. government agencies	—	—	28,116	(910)	28,116	(910)
U.S. agency mortgage-backed securities	—	—	42,041	(1,726)	42,041	(1,726)
U.S. agency collateralized mortgage obligations	8,055	(85)	40,735	(1,081)	48,790	(1,166)
Asset-backed securities	5,563	(41)	—	—	5,563	(41)
Corporate bonds	20,228	(455)	38,964	(1,438)	59,192	(1,893)
Obligations of states & political subdivisions	12,367	(104)	68,982	(1,497)	81,349	(1,601)

Total temporarily impaired securities	46,213	(685)	218,838	(6,652)	265,051	(7,337)

In the debt security portfolio there were 139 positions that were carrying unrealized losses as of March 31, 2019. There were no instruments considered to be other-than-temporarily impaired at March 31, 2019.

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

3.       Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at March 31, 2019 and December 31, 2018.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2019
CRA-qualified mutual funds	5,447	—	—	5,447
Bank stocks	679	5	(50)	634
Total equity securities	6,126	5	(50)	6,081

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2018
CRA-qualified mutual funds	5,410	—	—	5,410
Bank stocks	591	—	(67)	524
Total equity securities	6,001	—	(67)	5,934

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the year-to-date period ended March 31, 2019 and 2018, and the portion of unrealized gains and losses for the period that relates to equity investments held as of March 31, 2019 and 2018.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
	$	$

Net gains recognized in equity securities during the period	17	31

Less: Net gains (losses) realized on the sale of equity securities during the period	—	—

Unrealized gains recognized in equity securities held at reporting date	17	31

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

4.        Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of March 31, 2019, and December 31, 2018:

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2019	2018
	$	$
Commercial real estate
Commercial mortgages	104,041	101,419
Agriculture mortgages	166,950	165,926
Construction	18,302	18,092
Total commercial real estate	289,293	285,437

Consumer real estate (a)
1-4 family residential mortgages	231,538	219,037
Home equity loans	10,011	10,271
Home equity lines of credit	64,408	64,413
Total consumer real estate	305,957	293,721

Commercial and industrial
Commercial and industrial	60,893	61,043
Tax-free loans	22,031	22,567
Agriculture loans	21,627	20,512
Total commercial and industrial	104,551	104,122

Consumer	8,713	9,197

Gross loans prior to deferred fees	708,514	692,477
Less:
Deferred loan costs, net	1,621	1,596
Allowance for loan losses	(8,886)	(8,666)
Total net loans	701,249	685,407

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $131,584,000 and $126,916,000 as of March 31, 2019, and December 31, 2018, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of March 31, 2019 and December 31, 2018. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

March 31, 2019	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	101,241	154,120	17,782	54,986	21,833	19,688	369,650
Special Mention	590	4,393	520	4,807	198	1,325	11,833
Substandard	2,210	8,437	—	1,100	—	614	12,361
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	104,041	166,950	18,302	60,893	22,031	21,627	393,844

December 31, 2018	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	99,013	154,132	17,567	59,348	22,367	19,487	371,914
Special Mention	176	3,478	525	518	200	453	5,350
Substandard	2,230	8,316	—	1,177	—	572	12,295
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	101,419	165,926	18,092	61,043	22,567	20,512	389,559

The largest movement in credit risk profile from December 31, 2018 to March 31, 2019 was a $3.9 million commercial and industrial (C&I) relationship that was downgraded from pass to special mention. This larger relationship, which provides a wide complement of leased equipment, accounted for the vast majority of the $4.3 million increase in commercial and industrial special mention loans since year-end, and well over half of the increase in special mention loans for all commercial loan categories. Agricultural loans not secured by real estate experienced an $872,000 increase in special mention loans from year-end. This was primarily the result of a downgrading of one farmer with $920,000 of C&I balance, who has a mix of operations. This same borrower had $500,000 in an agricultural mortgage that was also downgraded to special mention in the first quarter of 2019 that contributed to the $915,000 increase in special mention agricultural mortgages. The remainder of the increase in special mention agricultural mortgage loans was over several relationships. Lastly, the commercial mortgage special mention increase of $414,000 was caused by one commercial borrower with a $407,000 balance as of March 31, 2019.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of March 31, 2019 and December 31, 2018:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

March 31, 2019	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	231,281	10,011	64,408	8,708	314,408
Non-performing	257	—	—	5	262

Total	231,538	10,011	64,408	8,713	314,670

December 31, 2018	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	218,641	10,271	64,413	9,196	302,521
Non-performing	396	—	—	1	397

Total	219,037	10,271	64,413	9,197	302,918

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of March 31, 2019 and December 31, 2018:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
March 31, 2019	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	1,003	1,003	103,038	104,041	—
Agriculture mortgages	254	784	816	1,854	165,096	166,950	—
Construction	—	—	—	—	18,302	18,302	—
Consumer real estate
1-4 family residential mortgages	649	263	257	1,169	230,369	231,538	257
Home equity loans	95	—	—	95	9,916	10,011	—
Home equity lines of credit	40	—	—	40	64,368	64,408	—
Commercial and industrial
Commercial and industrial	—	5	—	5	60,888	60,893	—
Tax-free loans	—	—	—	—	22,031	22,031	—
Agriculture loans	76	—	—	76	21,551	21,627	—
Consumer	11	3	5	19	8,694	8,713	5
Total	1,125	1,055	2,081	4,261	704,253	708,514	262

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2018	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	237	237	101,182	101,419	—
Agriculture mortgages	326	—	816	1,142	164,784	165,926	—
Construction	—	—	—	—	18,092	18,092	—
Consumer real estate
1-4 family residential mortgages	455	201	396	1,052	217,985	219,037	396
Home equity loans	62	35	—	97	10,174	10,271	—
Home equity lines of credit	95	—	—	95	64,318	64,413	—
Commercial and industrial
Commercial and industrial	24	—	—	24	61,019	61,043	—
Tax-free loans	—	—	—	—	22,567	22,567	—
Agriculture loans	118	—	—	118	20,394	20,512	—
Consumer	10	15	1	26	9,171	9,197	1
Total	1,090	251	1,450	2,791	689,686	692,477	397

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2019 and December 31, 2018:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2019	2018
	$	$

Commercial real estate
Commercial mortgages	1,003	1,017
Agriculture mortgages	816	816
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	—
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	—	—
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,819	1,833

As of March 31, 2019 and December 31, 2018, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three months ended March 31, 2019 and March 31, 2018, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three months ended March 31,
	2019	2018
	$	$

Average recorded balance of impaired loans	2,697	1,836
Interest income recognized on impaired loans	11	20

There were no loan modifications made during the three months ended March 31, 2019 or 2018 causing a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information regarding impaired loans by loan portfolio class as of March 31, 2019, and December 31, 2018:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

March 31, 2019

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	744	774	—	747	—
Agriculture mortgages	1,683	1,683	—	1,688	11
Construction	—	—	—	—	—
Total commercial real estate	2,427	2,457	—	2,435	11

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with no related allowance	2,427	2,457	—	2,435	11

With an allowance recorded:
Commercial real estate
Commercial mortgages	260	276	113	262	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	260	276	113	262	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	260	276	113	262	—

Total by loan class:
Commercial real estate
Commercial mortgages	1,004	1,050	113	1,009	—
Agriculture mortgages	1,683	1,683	—	1,688	11
Construction	—	—	—	—	—
Total commercial real estate	2,687	2,733	113	2,697	11

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total	2,687	2,733	113	2,697	11

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

December 31, 2018

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2018	4,296	2,408	1,428	102	432	8,666

Charge-offs	—	—	—	(17)	—	(17)
Recoveries	44	—	13	—	—	57
Provision	148	(140)	128	16	28	180

Balance - March 31, 2019	4,488	2,268	1,569	101	460	8,886

During the three months ended March 31, 2019, management charged off $17,000 in loans while recovering $57,000 and added $180,000 to the provision. The growth in the loan portfolio was primarily responsible for the $180,000 of additional provision.

During the three months ended March 31, 2019, provision expenses were primarily recorded for the commercial real estate and commercial and industrial segments, while a credit provision was recorded in the consumer real estate segment due to very low historical loss experience. In the past two quarters, management has adjusted the qualitative factors across the loan portfolio to better reflect the forward risk in each loan segment. This has resulted in more provision expense being allocated to commercial real estate loans and less to residential real estate loans. While the Corporation has been experiencing more residential real estate growth than commercial real estate growth, when the performance of these respective borrowers declines, the potential for loan losses is more pronounced with commercial real estate loans. The impact of negative economic events is more volatile with commercial real estate loans. Supporting this conclusion, the Corporation’s level of delinquencies has remained higher with commercial real estate loans than residential real estate loans. The Corporation’s commercial real estate and commercial and industrial loan provision allocations are also influenced by the levels of classified loans. For both of these categories the level of classified loans increased significantly since December 31, 2018, with commercial real estate increasing 31.7% and commercial and industrial increasing over four fold, but on a much smaller loan segment. This is what caused the Corporation to allocate $148,000 of provision expense to commercial real estate and $128,000 to commercial and industrial, while reducing consumer real estate by $140,000. The smallest out of all the loan segments is the unsecured consumer loan segment, where the $16,000 provision allocation was nearly a match to the $17,000 of consumer charge-offs that occurred in the first quarter of 2019.

Delinquency rates among the Corporation’s loan pools remain low and made up 0.59% of total loans as of March 31, 2019, compared to 0.46% of total loans as of December 31, 2018. Charge-offs for the three months ended March 31, 2019, were very low at $17,000.

The agricultural lending sector has generally been under stress over the past several years due to lower commodity prices. The Corporation’s agricultural portfolio is highly affected by volatility in the protein sector; particularly dairy and broiler prices. These are the two commodity price indicators that have the most immediate impact to the majority of the Corporation’s agricultural borrowers. In 2019, egg prices improved with better pricing on average than 2018. Broiler prices are considered to be stable but on the weaker side of their recent range. Slaughter levels have increased slightly year over year, but with weaker meat demand, poultry integrators are taking active measures to control production. Milk prices remain historically low and have not broken out of a historical low three-year range. The average milk price for the first quarter of 2019 slightly exceeded the average for the first quarter of 2018, but income over feed costs remain low. The local dairy industry continues to undergo consolidation as it deals with overcapacity.

These agricultural challenges did not adversely impact the Corporation’s agricultural loans until the end of 2018 when total agricultural mortgage delinquencies rose to $1.1 million, from zero at the end of 2017. As of March 31, 2019, total agricultural mortgage delinquencies rose to $1.9 million. While agricultural mortgage delinquencies have risen significantly since the end of 2018, they still represent only 1.1% of all agricultural mortgages. Agricultural mortgages over 90 days delinquent remained unchanged at $816,000 from December 31, 2018 to March 31, 2019. The agricultural mortgages over 90 days delinquent are made up of two loans to one dairy farmer, with the largest loan of $766,000 backed by a 90% FSA guarantee. Both of the loans were placed on non-accrual at the end of the fourth quarter of 2018. The borrower has been trying to sell the property since mid-2018. The Bank will proceed on foreclosure if the customer is not successful in selling the farm by mid-year. Management does not anticipate any charge-off on this loan due to the sufficiency of collateral and the FSA guarantee. Outside of this relationship, it was the 60-89 days past due delinquencies that were primarily responsible for the increase in total agricultural mortgage delinquencies. Management will continue to closely monitor the level of agricultural mortgage delinquencies for trends like declining borrower performance.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Outside of the agricultural economy, the health of the Corporation’s commercial real estate and commercial and industrial borrowers is generally stable with no material trends related to certain types of industries. Total delinquencies for commercial mortgages as of March 31, 2019, were less than 0.4%, while total commercial and industrial delinquencies declined from December 31, 2018 to March 31, 2019.

Outside of the above measurements and indicators, management continues to utilize nine qualitative factors to continually refine the potential credit risks across the Corporation’s various loan types. The majority of the qualitative factors had little change during the first quarter of 2019. Minor adjustments to the qualitative factors covering changes in lending policies and procedures, trends in the nature and volume of the loan portfolio, and levels of and trends in delinquency, non-accruals, and charge-offs were made throughout the first quarter as these levels increased or decreased. The other qualitative factors remained consistent since December 31, 2018, requiring no adjustments to the allowance.

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of March 31, 2019 and December 31, 2018:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of March 31, 2019:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	113	—	—	—	—	113
Ending balance: collectively evaluated
for impairment	4,375	2,268	1,569	102	459	8,773

Loans receivable:
Ending balance	289,293	305,957	104,551	8,713		708,514
Ending balance: individually evaluated
for impairment	2,687	—	—	—		2,687
Ending balance: collectively evaluated
for impairment	286,606	305,957	104,551	8,713		705,827

As of December 31, 2018:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	132	—	—	—	—	132
Ending balance: collectively evaluated
for impairment	4,164	2,408	1,428	103	431	8,534

Loans receivable:
Ending balance	285,437	293,721	104,122	9,197		692,477
Ending balance: individually evaluated
for impairment	2,709	—	—	—		2,709
Ending balance: collectively evaluated
for impairment	282,728	293,721	104,122	9,197		689,768

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of March 31, 2019, and December 31, 2018, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	March 31, 2019
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	32,421	—	32,421
U.S. agency mortgage-backed securities	—	43,099	—	43,099
U.S. agency collateralized mortgage obligations	—	52,917	—	52,917
Asset-backed securities	—	11,319	—	11,319
Corporate bonds	—	60,150	—	60,150
Obligations of states & political subdivisions	—	91,280	—	91,280
Equity securities	6,081	—	—	6,081

Total securities	6,081	291,186	—	297,267

On March 31, 2019, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of March 31, 2019, the CRA fund investments had a $5,447,000 book and fair market value and the bank stock portfolio had a book value of $679,000, and fair market value of $634,000.

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2018
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	30,120	—	30,120
U.S. agency mortgage-backed securities	—	44,639	—	44,639
U.S. agency collateralized mortgage obligations	—	54,090	—	54,090
Asset-backed securities	—	11,399	—	11,399
Corporate bonds	—	59,192	—	59,192
Obligations of states & political subdivisions	—	94,625	—	94,625
Equity securities	5,934	—	—	5,934

Total securities	5,934	294,065	—	299,999

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

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	March 31, 2019
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$2,574	$2,574
Total	$—	$—	$2,574	$2,574

	December 31, 2018
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$2,577	$2,577
Total	$—	$—	$2,577	$2,577

The Corporation had a total of $2,687,000 of impaired loans as of March 31, 2019, with $113,000 of specific allocation against these loans and $2,709,000 of impaired loans as of December 31, 2018, with $132,000 of specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

March 31, 2019
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,574	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

December 31, 2018
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,577	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	March 31, 2019
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	40,425	40,425	40,425	—	—
Regulatory stock	6,705	6,705	6,705	—	—
Loans held for sale	2,688	2,688	2,688	—	—
Loans, net of allowance	701,249	704,595	—	—	704,595
Mortgage servicing assets	845	891	—	—	891
Accrued interest receivable	3,839	3,839	3,839	—	—
Bank owned life insurance	28,273	28,273	28,273	—	—

Financial Liabilities:
Demand deposits	329,007	329,007	329,007	—	—
Interest-bearing demand deposits	21,165	21,165	21,165	—	—
NOW accounts	89,800	89,800	89,800	—	—
Money market deposit accounts	150,388	150,388	150,388	—	—
Savings accounts	203,084	203,084	203,084	—	—
Time deposits	136,357	135,852	—	—	135,852
Total deposits	929,801	929,296	793,444	—	135,852

Long-term debt	72,478	72,080	—	—	72,080
Accrued interest payable	455	455	455	—	—

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2018
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	41,365	41,365	41,365	—	—
Regulatory stock	6,348	6,348	6,348	—	—
Loans held for sale	1,429	1,429	1,429	—	—
Loans, net of allowance	685,407	687,844	—	—	687,844
Mortgage servicing assets	905	997	—	—	997
Accrued interest receivable	3,754	3,754	3,754	—	—
Bank owned life insurance	28,085	28,085	28,085	—	—

Financial Liabilities:
Demand deposits	369,081	369,081	369,081	—	—
Interest-bearing demand deposits	20,104	20,104	20,104	—	—
NOW accounts	89,072	89,072	89,072	—	—
Money market deposit accounts	108,594	108,594	108,594	—	—
Savings accounts	199,665	199,665	199,665	—	—
Time deposits	133,218	132,351	—	—	132,351
Total deposits	919,734	918,867	786,516	—	132,351

Short-term borrowings	7,870	7,870	7,870	—	—
Long-term debt	65,386	65,286	—	—	65,286
Accrued interest payable	397	397	397	—	—

6.       Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of March 31, 2019, firm loan commitments were $43.9 million, unused lines of credit were $236.7 million, and open letters of credit were $9.2 million. The total of these commitments was $289.8 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

7. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 is as follows:

ACCUMULATED OTHER COMPREHENSIVE LOSS (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2018	(5,678)
Other comprehensive income before reclassifications	2,553
Amount reclassified from accumulated other comprehensive income	(64)
Period change	2,489

Balance at March 31, 2019	(3,189)

Balance at December 31, 2017	(3,195)
Other comprehensive loss before reclassifications	(2,685)
Amount reclassified from accumulated other comprehensive loss	(27)
Reclassification of certain income tax effects from accumulated other comprehensive loss	(634)
Period change	(3,346)

Balance at March 31, 2018	(6,541)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.
(2)	Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended March 31,
	2019	2018	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains,	81	34	Gains on the sale of
reclassified into earnings			debt securities, net
Related income tax expense	(17)	(7)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	64	27

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

8. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Corporation adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Corporation, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Corporation is the lessee.

All of these leases in which the Corporation is the lessee are comprised of real estate property for branches and office space with terms extending through 2026. All of the Corporation’s leases are classified as operating leases, and therefore, were previously not recognized on the Corporation’s Consolidated Balance Sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as a right-of use (“ROU”) asset and a corresponding lease liability.

The following table represents the Consolidated Balance Sheets classification of the Corporation’s ROU assets and lease liabilities.

Lease Consolidated Balance Sheets Classification
(Dollars in Thousands)	Classification	March 31, 2019
Lease Right-of-Use Assets

Operating lease right-of use assets	Other Assets	$1,032

Lease Liabilities
Operating lease liabilties	Other Liabilities	$1,035

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to determine the present value of the minimum lease payments. The Corporation’s lease agreements often include one or more options to renew at the Corporation’s discretion. If at lease inception, the Corporation considers the exercising of a renewal option to be reasonably certain, the Corporation will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As the rate is rarely determinable, the Corporation utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1 2019, the rate for the remaining lease term as of January 1, 2019 was used.

March 31, 2019
Weighted-average remaining lease term
Operating leases	6.0 years
Weighted-average discount rate
Operating leases	3.09

The Corporation elected not to separate lease and non-lease components and instead to account for them as a single lease component.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2019 were as follows:

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Lease Payment Schedule

(Dollars in Thousands)	Operating Leases
Twelve Months Ended:
March 31, 2020	$198
March 31, 2021	199
March 31, 2022	203
March 31, 2023	155
March 31, 2024	154
Thereafter	229
Total Future Minimum Lease Payments	1,138
Amounts Representing Interests	(103)
Present Value of Net Future Minimum Lease Payments	$1,035

9. Change in Capital Structure

On April 17, 2019, ENB Financial Corp announced the Board of Directors declared a two-for-one stock split of the Corporation’s issued and outstanding common stock pursuant to which one (1) additional share of common stock will be issued for each share of common stock held by shareholders of record as of the close of business on May 31, 2019. The additional shares are expected to be issued on June 28, 2019. The stock split will be effected pursuant to articles of amendment to the articles of incorporation to reduce the par value of the common stock from $0.20 to $0.10 and increase the authorized shares of common stock proportionately from 12,000,000 to 24,000,000.

The stock split occurred after the March 31, 2019 reporting period, but prior to the May 15, 2019 report filing date. Securities and Exchange Commission guidance requires that such events be reported retroactively on the consolidated balance sheet as if the transaction occurred on the balance sheet date. Under the guidance, the number of issued and outstanding shares as of the current reporting period of March 31, 2019, were revised to give effect to the stock split, but the number of issued and outstanding shares as of the previous comparative periods were not. The par value and treasury shares of the Corporation’s common stock are reflected in the same manner, with the current reporting period reflecting the new par value and the previous comparative periods reflecting the old par value. The treasury share data and cash dividend data on the Corporation’s consolidated statements of changes in stockholders’ equity are also reflected in this manner with only the current period changes reflected as if the stock split has already occurred. Per share data reflected on the Corporation’s consolidated statements of income are restated as if the stock split had occurred at the beginning of the earliest period presented.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

10. Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one- time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which addressed issues lessors sometimes encounter. Specifically addressed in this Update were issues related to 1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally financial institutions and captive finance companies), and 2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement. The ASU also exempts both lessees and lessors from having to provide the interim disclosures required by ASC 250-10-50-3 in the fiscal year in which a company adopts the new leases standard. The amendments addressing the two lessor accounting issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. This Update is not expected to have a significant impact on the Corporation’s financial statements.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2018 Annual Report to Shareholders of the Corporation. The financial condition and results of operations presented are not indicative of future performance.

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

Results of Operations

Overview

The Corporation recorded net income of $2,603,000 for the three-month period ended March 31, 2019, a 7.7% decrease, from the $2,821,000 earned during the same period in 2018. The basic and diluted earnings per share, after adjusting for the two-for-one stock split declared on April 17, 2019, were $0.46 for the three months ended March 31, 2019, compared to $0.49 for the same period in 2018. The decrease in the Corporation’s 2019 earnings was caused primarily by insurance proceeds from a bank owned life insurance (BOLI) policy that was received in the first quarter of 2018. The Corporation purchased and is the beneficiary of all BOLI life insurance policies taken out on select officers. Due to the death of a participant during the first quarter of 2018, the Corporation recorded additional BOLI income of $913,000. This net death benefit caused an increase in the Corporation’s 2018 earnings.

The Corporation’s NII increased by $1,233,000, or 15.9%, for the three months ended March 31, 2019, compared to the same period in 2018. The increase in NII primarily resulted from an increase in interest and fees on loans of $1,625,000, or 25.4%, for the three months ended March 31, 2019. The increase in NII was partially offset by an increase in interest expense. The Corporation’s interest expense on deposits and borrowings increased by $405,000, or 52.3%, for the three months ended March 31, 2019.

The Corporation recorded $10,000 less provision expense in the first quarter of 2019 compared to the same quarter of 2018, with $180,000 of provision compared to $190,000 of provision for the first quarter of 2018. The gains from debt and equity securities were $98,000 for the three months ended March 31, 2019, compared to gains of $65,000 for the same period in 2018. Market interest rates were lower in 2019, making it more conducive to achieving gains from the sale of securities. The gain on the sale of mortgages increased by $114,000, or 48.5%, for the three-month period ended March 31, 2019, compared to the prior year’s period. The volume of mortgages sold during the first quarter of 2019 was higher than 2018 primarily causing the increase in gain income. Total operating expenses increased $398,000, or 5.0%, for the three months ended March 31, 2019, compared to the same period in 2018.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the three months ended March 31, 2019, compared to the same period in the prior year due primarily to lower earnings as a result of the non-recurring BOLI income recorded in the first quarter of 2018.

Key Ratios	Three Months Ended
	March 31,
	2019	2018

Return on Average Assets	0.97%	1.12%
Return on Average Equity	10.22%	11.72%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

•	Operating expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income

NII represents the largest portion of the Corporation’s operating income. In the first three months of 2019, NII generated 77.9% of the Corporation’s gross revenue stream, which consists of net interest income and non-interest income, compared to 69.6% in the first three months of 2018. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $202,000 for the three months ended March 31, 2019, compared to $230,000 for the same period in 2018.

NET INTEREST INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended
	March 31,
	2019	2018
	$	$
Total interest income	10,162	8,524
Total interest expense	1,179	774

Net interest income	8,983	7,750
Tax equivalent adjustment	202	230

Net interest income (fully taxable equivalent)	9,185	7,980

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect net interest income:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. Until December 16, 2015, the Federal funds rate had not changed since December 16, 2008, a period of seven years. On December 16, 2015, the Federal funds rate was increased 25 basis points to 0.50%, from 0.25%. On December 14, 2016, one year later, the Federal funds rate was increased 25 basis points to 0.75%. During 2017, the Federal funds rate was increased three times so that the rate was 1.50% as of December 31, 2017. In 2018, the Federal Reserve increased the Federal funds rate four times so that the rate was 2.50% as of December 31, 2018. There were no rate changes made in the first quarter of 2019. Prior to December of 2015, the period of seven years with extremely low and unchanged overnight rates was the lowest and longest in U.S. history. The impact has been a lower net interest margin to the Corporation and generally across the financial services industry. The Federal Reserve rate increases resulted in higher short-term U.S. Treasury rates, but long-term rates decreased, resulting in a flattening of the yield curve. Long-term rates like the 10-year U.S. Treasury were 309 basis points under the 5.50% Prime rate as of March 31, 2019. It appears that the general conditions of a flatter yield curve with low long-term U.S. Treasury rates, significantly below the Prime rate, will continue throughout 2019. Management anticipates there could be no further Federal Reserve rate increases in 2019. It remains to be seen whether mid and long-term U.S. Treasury rates increase or if the yield curve will remain flat. A flat yield curve makes it more difficult for the Corporation to increase asset yield.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate was 5.50% as of March 31, 2019, following the nine Federal Reserve rate moves that began in December 2015. The Corporation’s Prime-based loans, including home equity lines of credit and some variable rate commercial loans, reprice a day after the Federal Reserve rate movement.

As a result of the Federal Reserve rate increases and the significant growth of the loan portfolio, the Corporation’s NII on a tax equivalent basis has been increasing significantly. The Corporation’s margin decreased in the beginning of 2018 primarily as a result of lower tax-equivalent yields on the Corporation’s municipal securities, which were negatively impacted by the lower corporate tax rate. Subsequent to the tax rate change, the Corporation’s net interest margin began increasing again. The net interest margin for the first quarter of 2019 increased to 3.59%. The Corporation’s NII on a tax-equivalent basis increased for the three months ended March 31, 2019, by $1,206,000, or 15.1%, over the same period in 2018. Management’s asset liability sensitivity measurements continue to show a benefit to both margin and NII given further Federal Reserve rate increases. Actual results over the past two years have confirmed the asset sensitivity of the Corporation’s balance sheet. Management expects that any additional Federal Reserve rate increases in 2019 would further improve both margin and NII, although to a slightly lesser degree because the cost on deposits and borrowings will likely begin to increase more rapidly. However, without any additional Federal Reserve rate increase, improvements in NII will be driven primarily by loan growth and repricing of loans to higher rates.

The extended extremely low Federal funds rate had enabled management to reduce the average cost of funds over a period of years. However, in 2018, this trend reversed with slight increases in both deposit and borrowings interest expense as the cost to replace maturing borrowings increased and rates paid on deposits increased slightly. The cost of funds increased even further in the first quarter of 2019 due to a change in classification of a cash management product and as a result of higher rates paid on time deposits and long-term borrowings. While the low Prime rate reduced the average yield on the Corporation’s loans for many years, the rate increases in 2018, did act to enhance interest income. With a higher Prime rate and elevated Treasury rates, higher asset yields are expected throughout the remainder of 2019. The increasing number of Federal Reserve rate moves assists the Corporation in growing NII and net interest margin (NIM) because of the variable rate portion of the loan portfolio which resets every time the Prime rate changes. The magnitude of increase in NII and net interest margin may slow down during the remainder of 2019 as some deposit rates were increased in the fourth quarter of 2018.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With lower Treasury rates in the first quarter of 2019 compared to the same period in 2018, less security reinvestment has been occurring as cash flows from the securities portfolio are generally being reallocated into loan portfolio growth. Because of the flat yield curve, it is difficult to achieve substantially higher yields in the investment portfolio.

The Corporation’s loan portfolio yield has begun to increase as the variable rate portion of the loan portfolio repriced higher with each Federal Reserve rate movement. The vast majority of the Corporation’s commercial Prime-based loans are priced at the Prime rate, currently at 5.50%. The pricing for the most typical five-year fixed rate commercial loans is currently very similar to the Prime rate. Previous to 2018, any increases in variable rate loans acted to bring down overall loan yield. Now with the Prime rate being very similar or higher than fixed commercial rates, it is immediately beneficial to the Corporation’s asset yield to increase variable rate loans. Since the Prime rate generally moves in tandem with the overnight Federal Funds Rate, the key benefit of adding variable rate loans in the present interest rate environment is the immediate repricing to a higher rate should the Federal Reserve continue with rate increases. There are also elements of the Corporation’s Prime-based commercial loans priced above the Prime rate based on the level of credit risk of the borrower. Management does price a portion of consumer variable rate loans above the Prime rate, which also helps to improve loan yield. Both commercial and consumer Prime-based pricing continues to be influenced by local competition.

Mid-term and long-term interest rates on average were lower in 2019 compared to 2018. The average rate of the 10-year U.S. Treasury was 2.65% in the first three months of 2019 compared to 2.76% in the first three months of 2018, and it stood at 2.41% on March 31, 2019, compared to 2.74% on March 31, 2018. The slope of the yield curve has been compressed throughout 2018 and through the first three months of 2019, with a difference of 9 basis points between the Fed funds rate of 2.50% and the 10-year U.S. Treasury as of March 31, 2019, compared to 99 basis points as of March 31, 2018. The slope of the yield curve has fluctuated many times in the past two years with the 10-year U.S. Treasury yield as high as 2.79% in the first quarter 2019 and 2.94% in the first quarter of 2018, and as low as 2.39% in 2019, and 2.44% in 2018.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

While the Corporation’s overall cost of funds remains low, there were increases in 2018 and through the first quarter of 2019 due to higher interest expense on both deposits and borrowings. Core deposit interest rates are still very low and have not been increased significantly, although time deposit rates have increased for two odd-month CD specials that were initiated in the fourth quarter of 2018. The Corporation increased interest rates marginally on the Corporation’s interest bearing core accounts. Further rate increases are not as likely given the expectations for no further Federal Reserve rate increases throughout 2019. Typically, financial institutions will make small systematic moves on core interest bearing accounts while making larger rate increases in the pricing of new or reissued time deposits. Borrowing costs, and the wholesale borrowing curves that they are based on, generally follow the direction and slope of the U.S. Treasury curve. However, these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation refinanced the majority of borrowings at higher rates in 2018 and 2019 as lower-priced borrowings matured with no ability to refinance at lower rates, so the yield on borrowings increased during 2018 and during the first quarter of 2019.

Management currently anticipates that the overnight interest rate and Prime rate will remain at the current levels throughout the remainder of 2019. It is likely that mid and long-term U.S. Treasury rates will remain relatively suppressed throughout the remainder of the year. This flat yield curve makes it more difficult for management to lend out or reinvest at higher interest rates out further on the yield curve. However, the anticipation of remaining at current rate levels provides some ability to hold deposit rates at current levels to control the increase in interest expense.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Three Months Ended March 31
	2019 vs. 2018
	Increase (Decrease)
	Due To Change In
			Net
	Average	Interest	Increase
	Balances	Rates	(Decrease)
	$	$	$
INTEREST INCOME

Interest on deposits at other banks	(51)	(15)	(66)

Securities available for sale:
Taxable	(6)	192	186
Tax-exempt	(157)	11	(146)
Total securities	(163)	203	40

Loans	1,102	530	1,632
Regulatory stock	9	(5)	4

Total interest income	897	713	1,610

INTEREST EXPENSE

Deposits:
Demand deposits	20	307	327
Savings deposits	1	—	1
Time deposits	(33)	50	17
Total deposits	(12)	357	345

Borrowings:
Total borrowings	(3)	63	60

Total interest expense	(15)	420	405

NET INTEREST INCOME	912	293	1,205

During the first three months of 2019, the Corporation’s NII on an FTE basis increased by $1,205,000, or 15.1%, over the same period in 2018. Total interest income on an FTE basis for the three months ended March 31, 2019, increased $1,610,000, or 18.4%, from 2018, while interest expense increased $405,000, or 52.3%, for the three months ended March 31, 2019, compared to the same period in 2018. The FTE interest income from the securities portfolio increased by $40,000, or 1.9%, while loan interest income increased $1,632,000, or 25.3%. During the first quarter of 2019, additional loan volume caused by loan growth added $1,102,000 to net interest income, and the higher yields caused a $530,000 increase, resulting in a total increase of $1,632,000. Lower balances in the securities portfolio caused a decrease of $163,000 in NII, while higher yields on securities caused a $203,000 increase, resulting in a total increase of $40,000. The Corporation sold a number of municipal bonds throughout 2018 due to the reduction in the Federal Corporate tax rate as well as a desire to sell some longer securities and replace with shorter ones.

The average balance of interest bearing liabilities increased by 5.0% during the three months ended March 31, 2019, compared to the prior year driven by growth in deposit balances. The higher cost on deposit accounts resulted in an increase in interest expense although the shift between time deposit balances and demand and savings accounts partially offset this increase. Higher interest rates on all deposit groups except savings deposits caused a $357,000 increase in interest expense while lower balances of higher cost deposits contributed to savings of $12,000 on deposit costs resulting in a total increase of $345,000.

Out of all the Corporation’s deposit types, interest-bearing demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes. Time deposit balances decreased resulting in a $33,000 reduction to expense, and time deposits repricing to higher interest rates increased interest expense by $50,000, causing a net total increase of $17,000 in time deposit interest expense. Even with the low rate environment, the Corporation was successful in increasing balances of other deposit types.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The average balance of outstanding borrowings did not change materially from the prior year and resulted in a reduction in interest expense of $3,000. The higher market interest rates increased interest expense on the Corporation’s borrowings by $63,000, as long-term borrowings at lower interest rates matured and were replaced with new advances at higher rates. The aggregate of these amounts was an increase in interest expense of $60,000 related to total borrowings.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended March 31,
	2019			2018
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	11,339	47	1.67	23,220	113	1.96

Securities available for sale:
Taxable	209,715	1,320	2.52	210,769	1,134	2.15
Tax-exempt	94,733	802	3.39	113,258	948	3.35
Total securities (d)	304,448	2,122	2.79	324,027	2,082	2.57

Loans (a)	704,621	8,070	4.60	606,110	6,438	4.27

Regulatory stock	6,498	125	7.69	6,031	121	8.03

Total interest earning assets	1,026,906	10,364	4.05	959,388	8,754	3.66

Non-interest earning assets (d)	64,422			66,044

Total assets	1,091,328			1,025,432

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	248,252	429	0.70	212,920	102	0.19
Savings deposits	201,524	25	0.05	191,520	24	0.05
Time deposits	135,269	370	1.11	148,714	353	0.96
Borrowed funds	71,795	355	2.01	72,630	295	1.65
Total interest bearing liabilities	656,840	1,179	0.73	625,784	774	0.50

Non-interest bearing liabilities:

Demand deposits	328,319			299,539
Other	2,922			2,471

Total liabilities	988,081			927,794

Stockholders' equity	103,247			97,638

Total liabilities & stockholders' equity	1,091,328			1,025,432

Net interest income (FTE)		9,185			7,980

Net interest spread (b)			3.32			3.16
Effect of non-interest
bearing deposits			0.27			0.18
Net yield on interest earning assets (c)			3.59			3.34

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $1,608,000 as of March 31, 2019, and $1,272,000 as of March 31, 2018.  Such fees and costs recognized through income and included in the interest amounts totaled ($120,000) in 2019, and ($114,000) in 2018.

(b) Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.

(c) Net yield, also referred to as NIM, is computed by dividing NII (FTE) by total interest earning assets.

(d) Securities recorded at amortized cost.  Unrealized holding gains and losses are included in non-interest earning assets.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s interest income increased primarily due to increased interest income on loans, resulting in a higher NIM of 3.59% for the first quarter of 2019, compared to 3.34% for the first quarter of 2018. The yield earned on assets increased by 39 basis points during the first quarter 2019, while the rate paid on liabilities increased by 23 basis points when comparing both years. This resulted in a sixteen basis point increase in interest spread, and the effect of non-interest bearing deposits increased by nine basis points during the first three months of 2019 compared to the prior year, resulting in the increase in NIM of 25 basis points. Management does anticipate further improvements in NIM during the remainder of 2019 with larger balances of loans and better overall asset yields. Loan yields increased significantly during 2018 and throughout the first quarter of 2019. It is expected that loan yields will continue to increase throughout the remainder of 2019 as the economy improves and loan demand increases, reducing pricing pressures and intense competition for loans. The increase in the Prime rate has helped to increase loan yields on variable rate consumer and commercial loans. Growth in the loan portfolio coupled with better yields on variable rate loans caused loan interest income to increase. The Corporation’s loan yield increased 33 basis points in the first three months of 2019 compared to the first three months of 2018. Loan interest income increased $1,632,000, or 25.3%, for the three months ended March 31, 2019, compared to the same period in 2018.

Loan pricing was challenging in early 2018 as a result of competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate or below. Pricing improved during the last half of 2018 and into the first quarter of 2019 with much more significant loan growth. The current Prime rate of 5.50% is generally slightly higher than the typical business or commercial five-year fixed rates being extended. The commercial or business fixed rates do increase with longer fixed terms or lower credit quality. In terms of the variable rate pricing, nearly all variable rate loans offered are Prime-based. Management is able to price loan customers with higher levels of credit risk at Prime plus pricing, such as Prime plus 0.75%, currently 6.25%. However, there are relatively few of these higher rate loans in the commercial and agricultural portfolios due to the strong credit quality of the Corporation’s borrowers and market competition. Competition in the immediate market area has been pricing select shorter-term fixed-rate commercial and agricultural lending rates close to 4.75% for the strongest loan credits.

Tax equivalent yields on the Corporation’s securities increased by 22 basis points for the three months ended March 31, 2019, compared to the same period in 2018. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments, however, the variable rate percentage of the portfolio was 13.0% as of March 31, 2019. The Corporation’s taxable securities experienced a 37 basis-point increase in yield for the three months ended March 31, 2019, compared to the same period in 2018. Security reinvestment in the first three months of 2019 has been occurring at higher rates even with increased amortization on mortgage-backed and collateralized mortgage obligation securities. The Corporation’s U.S. agency mortgage-backed securities and collateralized mortgage obligations experience faster principal prepayments as market rates decrease, causing the amortization of premium to increase, effectively decreasing the yield.

The yield on tax-exempt securities increased by four basis points for the three months ended March 31, 2019. For the Corporation, these bonds consist entirely of tax-free municipal bonds. The tax equivalent yield on this portion of the portfolio was improved by selling out of lower yielding instruments, effectively increasing the average tax-free yield. Management was generally able to do this without taking net losses on this sector by taking advantage of improved bond pricing. Management desired to reduce the municipal bond sector due to three primary reasons. The first reason was to lower portfolio duration as a result of the continued Federal Reserve rate increases that were occurring in 2018. The municipal bonds typically have the longest duration out of all the Corporation’s securities. Secondly, the tax equivalent yield of all of these tax-free instruments was effectively reduced by approximately 16% as a result of the decrease in the Federal corporate tax rate from 34% to 21% at the end of 2017. Lastly, the Corporation’s loan growth increased sharply in the second half of 2018, making it appropriate to partially fund this asset growth from the largest segment of the securities portfolio.

The Corporation’s average deposits increased $60.7 million, or 7.1%, with all types of interest-bearing deposits increasing $31.9 million, or 5.8%, while non-interest bearing demand deposits increased $28.8 million or 9.6%. In years prior to 2019 and 2018, with short-term rates low and with small rate differences for longer-term deposits, the consumer generally elected to stay short and maintain funds in accessible deposit instruments. Even with higher market rates available, it appears the customer still prefers keeping balances in both non-interest and interest bearing checking products and savings accounts. In addition to the consumer staying liquid with their available funds, there has been a general trend of funds flowing from time deposit accounts into non-interest checking, NOW, MMDA, and savings accounts. The average balance of the Corporation’s interest bearing liabilities increased during the first three months ended March 31, 2019. The average balance of time deposits declined during this same period compared to 2018, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits, causing total interest bearing funds to increase. However, with slightly higher rates on NOW, MMDA, and time deposits, the Corporation incurred more interest expense. Time deposit balances have been growing more recently due to the odd-month CD promotions currently available and Management expects these time deposit balances will continue to grow throughout the remainder of 2019 which will result in higher interest expense, but also provides needed liquidity to fund the continued loan growth.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Interest expense on deposits increased by $345,000, or 72.0%, for the three months ended March 31, 2019, compared to the same period in 2018. Demand and savings deposits reprice in their entirety whenever the offering rates are changed, therefore management is cautious in terms of increasing portfolio interest rates. Interest rates on interest checking and money market accounts were increased slightly in the fourth quarter of 2018. No core deposit rates were changed in the first quarter of 2019. For the three months ended March 31, 2019, the average balances of interest bearing demand deposits increased by $35.3 million, or 16.6%, over the same period in 2018, while the average balance of savings accounts increased by $10.0 million, or 5.2%.

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During the three months ended March 31, 2019, time deposit balances decreased compared to balances at March 31, 2018. The decrease can be attributed to the low rates paid on time deposits, which has caused the differential between time deposit rates and rates on non-maturity deposits to be minimal, as well as more competitive time deposit rates being offered by other financial institutions in the local market area. As a result, customers have elected to keep more of their funds in non-maturity deposits and less funds in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a more balanced deposit funding position and maintain a lower cost of funds. However, beginning in the fourth quarter of 2018 and continuing into the first quarter of 2019, time deposit balances began to increase once again with the offering of two odd-month term time deposit specials. Management expects this trend to continue throughout the remainder of 2019. The Corporation’s interest expense on time deposits increased by $17,000, or 4.8%, for the first three months of 2019, compared to the same period in 2018, despite the decrease in average balance. This growth in interest expense was due to the higher promotional rates that were offered beginning in the fourth quarter of 2018. Average balances of time deposits decreased by $13.4 million, or 9.0%, for the three months ended March 31, 2019, compared to the same period in 2018. The average annualized interest rate paid on time deposits increased by fifteen basis points for the three-month period when comparing both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. Average short-term advances of $3,587,000 were utilized in the three months ended March 31, 2019, while average short-term advances of $7,131,000 were utilized in the three months ended March 31, 2018. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. Average total borrowings decreased by $835,000, or 1.1%, for the three months ended March 31, 2019, compared to the same period in 2018. Interest expense on borrowed funds was $60,000, or 20.3% higher, for the three-month period when comparing 2019 to 2018.

For the three months ended March 31, 2019, the net interest spread increased by sixteen basis points to 3.32%, compared to 3.16% for the three months ended March 31, 2018. The effect of non-interest bearing funds increased by nine basis points for the three-month period compared to the same period in the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. For example, if an interest checking account with $10,000 earns 1%, the benefit for $10,000 of non-interest bearing deposits is equivalent to $100; but if the interest-checking rate is increased to 1.50%, then the benefit of the non-interest bearing funds is $150. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the higher cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Provision for Loan Losses

The allowance for loan losses (ALLL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ALLL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a provision expense of $180,000 for the three months ended March 31, 2019, and $190,000 for the three months ended March 31, 2018. The analysis of the ALLL takes into consideration, among other things, the following factors:

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

During the three months ended March 31, 2019, the Corporation recorded provision expense of $180,000 primarily due to growth in the loan portfolio. Management closely tracks delinquent, non-performing, and classified loans as a percentage of capital and of the loan portfolio.

As of March 31, 2019, total delinquencies represented 0.59% of total loans, compared to 0.56% as of March 31, 2018. These ratios are extremely low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The level of classified loans has decreased slightly from March 31, 2018 to March 31, 2019, from 14.5% of regulatory capital to 13.5% of regulatory capital. The delinquency and classified loan information is utilized in the quarterly ALLL calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. The level of actual charge-offs relative to the amount of recoveries can also have a significant impact on the provision. Management had recoveries that exceeded charge-offs by $40,000 in the first three months of 2019.

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

In the first three months of 2019, qualitative factors were adjusted based on current information regarding delinquency, economic conditions, and other factors. Changes in qualitative factors were unchanged for six loan pools, increased for one, and declined for two. Adjustments to the qualitative factors were minor in nature with most changes being only five or ten basis points of adjustment, the lowest amount of adjustment that management will make.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Management also monitors the allowance as a percentage of total loans. The percentage of the allowance to total loans has decreased since March 31, 2018, but remains higher than the Bank’s national peer group from the Uniform Bank Performance Reports. As of March 31, 2019, the allowance as a percentage of total loans was 1.25%, down from 1.33% at March 31, 2018, but maintaining the same level as December 31, 2018. Management continues to evaluate the ALLL in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the ALLL is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Other Income

Other income for the first quarter of 2019 was $2,544,000, a decrease of $836,000, or 24.7%, compared to the $3,380,000 earned during the first quarter of 2018. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31		Increase (Decrease)
	2019	2018
	$	$	$	%
Trust and investment services	537	554	(17)	(3.1)
Service charges on deposit accounts	322	323	(1)	(0.3)
Other fees	308	338	(30)	(8.9)
Commissions	655	584	71	12.2
Gains on securities transactions, net	81	34	47	138.2
Gains on equity securities, net	17	31	(14)	(45.2)
Gains on sale of mortgages	349	235	114	48.5
Earnings on bank-owned life insurance	178	1,099	(921)	(83.8)
Other miscellaneous income	97	182	(85)	(46.7)

Total other income	2,544	3,380	(836)	(24.7)

Trust and investment services income decreased $17,000, or 3.1%, for the three months ended March 31, 2019, compared to the same period last year. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the first quarter of 2019, traditional trust income increased by $4,000, or 1.1%, while income from alternative investments decreased by $21,000, or 10.4%, compared to the first quarter of 2018. Investment services income is dependent on new investment activity derived from the period and was down primarily as a result of less activity in the first quarter of 2019. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there continues to be great need for retirement, estate, small business succession planning, and personal investment services in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Other service charges and fees decreased by $30,000, or 8.9%, for the three months ended March 31, 2019, compared to the same period in 2018. The quarterly decrease is primarily due to a decrease in loan administration fees that were lower by $79,000, or 51.7%, and mortgage origination fees that were lower by $54,000, or 100.0%, for the three-month period ended March 31, 2019, compared to the same period in the prior year. Partially offsetting these decreases, fees on an off-balance sheet cash management product were $84,000 in the first quarter of 2019 and are now being recorded in other service charges whereas in the prior year, the fees were included in interest income. The other service charges and fees area is expected to continue to grow at a faster pace than other elements of the Corporation’s fees but the percentage increase will decline going forward. Various other fee income categories increased or decreased to lesser degrees making up the remainder of the variance compared to the prior year.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Commissions increased by $71,000, or 12.2%, for the three months ended March 31, 2019, compared to the same period in 2018. This was primarily caused by debit card interchange income, which increased by $73,000, or 14.3%, for the three months ended March 31, 2019, compared to the same period in 2018. The interchange income is a direct result of the volume of debit card transactions processed and this income increases as customer accounts increase or as customers utilize their debit cards to a higher degree.

For the three months ended March 31, 2019, $81,000 of gains on securities transactions were recorded compared to gains of $34,000 for the same period in 2018. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses recorded by the Corporation depend heavily on market pricing and the volume of security sales. Generally, the lower U.S. Treasury yields go, the more management will be motivated to pursue taking gains from the sale of securities. However, these market opportunities are evaluated subject to the Corporation’s other asset liability measurements and goals. The yield curve in the first three months of 2019 provided better opportunities to take gains out of the portfolio than during the first three months of 2018.

Gains on the sale of mortgages were $349,000 for the three-month period ended March 31, 2019, compared to $235,000 for the same period in 2018, a $114,000, or 48.5% increase. Mortgage activity was higher in the first quarter of 2019 compared to the prior year as a result of lower interest rates as mortgage rates are generally priced off the 10-year U.S. Treasury, which declined even though short-term rates were increasing. Management anticipates that gains throughout the remainder of 2019 may continue at a higher level compared to the prior year due to the favorable rate environment and reasonable margins received on the mortgages that are being sold.

For the three months ended March 31, 2019, earnings on bank-owned life insurance (BOLI) decreased by $921,000, or 83.8%, compared to the same period in 2018. The large decrease in BOLI income was caused by $913,000 of insurance proceeds received in the first quarter of 2018 due to the death of a participant. The amount of BOLI income is generally dependent upon the actual return of the policies, the insurance cost components, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses.

The miscellaneous income category decreased by $85,000, or 46.7%, for the three months ended March 31, 2019, compared to the same period in 2018. The primary reason for the decrease in miscellaneous income was a decrease in net mortgage servicing income which declined by $92,000 due to the interest rate environment that resulted in faster amortization of existing mortgage servicing assets.

Operating Expenses

Operating expenses for the first quarter of 2019 were $8,282,000, an increase of $398,000, or 5.0%, compared to the $7,884,000 for the first quarter of 2018. The following table provides details of the Corporation’s operating expenses for the three-month period ended March 31, 2019, compared to the same period in 2018.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018
	$	$	$	%
Salaries and employee benefits	5,188	4,960	228	4.6
Occupancy expenses	630	663	(33)	(5.0)
Equiptment expenses	287	288	(1)	(0.3)
Advertising & marketing expenses	250	232	18	7.8
Computer software & data processing expenses	658	545	113	20.7
Bank shares tax	233	215	18	8.4
Professional services	475	433	42	9.7
Other operating expenses	561	548	13	2.4
Total Operating Expenses	8,282	7,884	398	5.0

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise approximately 63% of the Corporation’s total operating expenses. For the three months ended March 31, 2019, salaries and benefits increased $228,000, or 4.6%, from the same period in 2018. Salaries increased by $54,000, or 1.5%, and employee benefits increased by $174,000, or 13.6%, for the three months ended March 31, 2019, compared to the same period in 2018. Salary costs were higher primarily due to increased staffing levels and merit-based increases. Employee benefits expense was at a higher level for the first three months of 2019 due to higher health insurance costs which increased by $118,000, or 20.3%, for the first quarter of 2019 compared to the first quarter of 2018.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Occupancy expenses decreased $33,000, or 5.0%, for the three months ended March 31, 2019, compared to the same period in the prior year. Utilities costs decreased by $46,000, or 21.2%, when comparing the three months ended March 31, 2019, to the same period in the prior year. These savings were primarily driven by lower telephone and electric costs. Various other occupancy expense categories increased or decreased by smaller amounts making up the remainder of the year-to-date variance.

Advertising and marketing expenses increased by $18,000, or 7.8%, for the three months ended March 31, 2019, compared to the same period in 2018. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses increased by $57,000, or 58.5%, for the three months ended March 31, 2019, compared to the same period in the prior year. Public relations expenses decreased by $39,000, or 29.1%, for the three months ended March 31, 2019, compared to the same period in 2018. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is highly dependent upon the execution of those strategies.

Computer software and data processing expenses increased by $113,000, or 20.7%, for the first quarter of 2019 compared to 2018. Software-related expenses were up by $73,000, or 23.3%, for the three months ended March 31, 2019, compared to the same period in the prior year, primarily because of increased amortization on existing software as well as purchases of new software platforms to support the strategic initiatives of the Corporation. Software expenses are likely to continue to increase in 2019, but the actual increase will be dependent on how quickly new software platforms are identified, analyzed, approved and placed into service. Data processing fees were up $39,000, or 17.0%, for the quarter ended March 31, 2019, compared to the same period in 2018. These fees are likely to increase throughout 2019 as data processing fees increase with the increase in customer transactions.

Bank shares tax expense was $233,000 for the first three months of 2019, an increase of $18,000, or 8.4%, from 2018. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. The shares tax calculation uses a period-end balance of shareholders’ equity and a tax rate of 0.95%. The increase in 2019 can be primarily attributed to the Corporation’s growing value of shareholders’ equity.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Professional services expense increased $42,000, or 9.7%, for the three-month period ended March 31, 2019, compared to the same period in 2018. These services include accounting and auditing fees, legal fees, and fees for other third-party services. Other outside service fees increased by $41,000, or 24.6%, for the three months ended March 31, 2019, compared to the same period in 2018. Shareholder-related expenses increased by $21,000, or 113.3%, for the quarter ended March 31, 2019, compared to the prior year, primarily as a result of the transition to the OTCQX stock exchange. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Income Taxes

Prior to 2018, the majority of the Corporation’s income was taxed at a corporate rate of 34% for Federal income tax purposes. In December of 2017, the Tax Cuts and Jobs Act lowered the corporate tax rate from 34% to 21% effective for 2018 and years going forward. For the three months ended March 31, 2019, the Corporation recorded Federal income tax expense of $462,000, compared to $235,000 for the three months ended March 31, 2018. The effective tax rate for the Corporation was 15.1% for the three months ended March 31, 2019, compared to 7.7% for the same period in 2018. The Corporation’s effective tax rate has historically been maintained at low levels primarily due to a relatively high level of tax-free municipal bonds held in the securities portfolio. The fluctuation of the effective tax rate will occur as a result of total tax-free revenue as a percentage of total revenue. The lower effective tax rate for the year-to-date period in 2018 was primarily caused by the lower Federal corporate tax rate as well as a higher percentage of tax-free income that was elevated by $913,000 of BOLI death benefit recognized in the first quarter of 2018.

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

The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation’s Holding Company has very limited taxable corporate net income activities. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is subject to Pennsylvania Bank Shares Tax. Like Federal Corporate income tax, the Pennsylvania Bank Shares Tax is a significant expense for the Corporation, amounting to $233,000 in the first three months of 2019 compared to $215,000 in 2018. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of March 31, 2019, the Corporation had $291.2 million of securities available for sale, which accounted for 26.2% of assets, compared to 26.8% as of December 31, 2018, and 30.2% as of March 31, 2018. Based on ending balances, the securities portfolio decreased 6.4% from March 31, 2018, and 1.0% from December 31, 2018.

The securities portfolio was showing a net unrealized loss of $4,082,000 as of March 31, 2019, compared to an unrealized loss of $7,254,000 as of December 31, 2018, and an unrealized loss of $8,245,000 as of March 31, 2018. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates. The 10-year U.S. Treasury yield was 2.74% as of March 31, 2018, 2.69% as of December 31, 2018, and 2.41% as of March 31, 2019. The lower Treasury rates since December 31, 2018 have caused an increase in market valuation, which has resulted in the smaller unrealized loss recorded at March 31, 2019 compared to December 31, 2018 and March 31, 2018.

The table below summarizes the Corporation’s amortized cost, unrealized gain or loss position, and fair value for each sector of the securities portfolio for the periods ended March 31, 2019, December 31, 2018, and March 31, 2018.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
March 31, 2019
U.S. government agencies	33,026	(605)	32,421
U.S. agency mortgage-backed securities	44,431	(1,332)	43,099
U.S. agency collateralized mortgage obligations	53,859	(942)	52,917
Asset-backed securities	11,400	(81)	11,319
Corporate bonds	60,973	(823)	60,150
Obligations of states and political subdivisions	91,534	(254)	91,280
Total debt securities, available for sale	295,223	(4,037)	291,186
Equity securities	6,126	(45)	6,081
Total securities	301,349	(4,082)	297,267

December 31, 2018
U.S. government agencies	31,025	(905)	30,120
U.S. agency mortgage-backed securities	46,363	(1,724)	44,639
U.S. agency collateralized mortgage obligations	55,182	(1,092)	54,090
Asset-backed securities	11,440	(41)	11,399
Corporate bonds	61,085	(1,893)	59,192
Obligations of states and political subdivisions	96,157	(1,532)	94,625
Total debt securities	301,252	(7,187)	294,065
Equity securities	6,001	(67)	5,934
Total securities	307,253	(7,254)	299,999

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
March 31, 2018
U.S. government agencies	35,095	(1,295)	33,800
U.S. agency mortgage-backed securities	50,414	(1,808)	48,606
U.S. agency collateralized mortgage obligations	60,496	(1,651)	58,845
Corporate bonds	61,169	(1,494)	59,675
Obligations of states and political subdivisions	112,234	(2,032)	110,202
Total debt securities	319,408	(8,280)	311,128
Equity securities	5,740	35	5,775
Total securities available for sale	325,148	(8,245)	316,903

Interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income securities portfolio. There are also a number of other market factors that impact bond prices. It is likely the Federal Reserve will not act to increase rates during 2019. During 2018, the Federal Reserve increased short-term rates four times, but mid and long-term U.S. Treasury rates did not increase at the same speed, so there was a general flattening of the yield curve throughout 2018. With lower long-term rates in the beginning of 2019, the yield curve is even flatter resulting in the higher valuation of the securities portfolio. The 10-year U.S. Treasury reached a low of 2.44% in early 2018 then ran up to a 2018 high of 3.24% in November and slowly retreated until hitting 2.69% at the end of the year. In the first quarter of 2019, the 10-year U.S. Treasury rate slowly decreased to a March low of 2.39%, and finished the quarter at 2.41%. Management believes that U.S. Treasury rates will remain stagnant throughout the remainder of 2019 with no anticipated Federal Reserve rate increases. Beyond interest rate movements, there are also a number of other factors that influence bond pricing including regulatory changes, financial performance of issuers, changes to credit rating of insurers of bonds, changes in market perception of certain classes of securities, and many more. Management monitors the changes in interest rates and other market influences to assist in management of the securities portfolio.

Any material increase in market interest rates would have a negative impact on the market value of the Corporation’s fixed income debt securities. As of March 31, 2019, approximately 87.0% of the Corporation’s debt securities were fixed rate securities with the other 13.0% variable rate. The variable rate instruments generally experience very little impact to valuation based on a change in rates, whereas the impact of a change in market interest rates will vary on the fixed rate securities according to type of bond, length and structure of each instrument. The municipal bond sector is the largest of the portfolio and, as a result, management will closely monitor the 10-year U.S. Treasury yield due to its impact on these securities. The other sectors of the portfolio have shorter lives and duration and would be more influenced by the 2-year and 5-year U.S. Treasury rates. It is anticipated that the current unrealized losses could improve even further if market rates remain stagnant or decrease during the remainder of the year.

The Corporation’s effective duration decreased in the first quarter of 2019, from 3.0 to 2.7. Effective duration is a measurement of the length of the securities portfolio with a higher level indicating more length and more exposure to an increase in interest rates. The securities portfolio base case effective duration was 3.5 as of March 31, 2018, and decreased to 3.0 as of December 31, 2018, with a further decline to 2.7 as of March 31, 2019. Duration is expected to remain stable or decline slightly throughout the remainder of 2019. The Corporation was able to reduce effective duration by purchasing more variable rate securities throughout 2018. Additionally, with declining rates, pass-through structures of MBS and CMO instruments typically shorten in duration as principal payments increase.

Management’s actions to maintain reasonable effective duration of the securities portfolio are part of a broader asset liability plan to continually work to mitigate future interest rate risk and fair value risk to the Corporation. Part of that strategy is to retain higher levels of cash and cash equivalents to increase liquidity and provide an immediate hedge against higher interest rates and fair value risk. However, despite taking actions to mitigate the Corporation’s future risk, these risks are inherent to the banking model. Unrealized gains and losses on securities will vary significantly according to market forces. Management’s focus will continue to be on the long-term performance of these securities. While management has and will continue to take gains from the portfolio when opportunities exist, the broader securities strategy remains to buy and hold debt securities until maturity. Because market interest rates were generally declining in the first quarter of 2019, there was some opportunity to realize gains from the sales of securities. As a result, gains from the sales of securities were up slightly for the first quarter of 2019 compared to the prior year’s period.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed-income bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book and fair market value of $5.4 million. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price. The Corporation also has a small portfolio of bank stocks with a book value of $679,000 and fair market value of $634,000 as of March 31, 2019. The equity holdings make up 2.0% of the Corporation’s securities available for sale.

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

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending
	March 31, 2019		December 31, 2018		March 31, 2018
	$	%	$	%	$	%

U.S. government agencies	32,421	10.9	30,120	10.0	33,800	10.7
U.S. agency mortgage-backed securities	43,099	14.5	44,639	14.9	48,606	15.3
U.S. agency collateralized mortgage obligations	52,917	17.8	54,090	18.0	58,845	18.6
Asset-backed securities	11,319	3.8	11,399	3.8	—	—
Corporate debt securities	60,150	20.2	59,192	19.7	59,675	18.8
Obligations of states and political subdivisions	91,280	30.7	94,625	31.6	110,202	34.8
Total debt securities, available for sale	291,186	97.9	294,065	98.0	311,128	98.2

Marketable equity securities (a)	6,081	2.1	5,934	2.0	5,775	1.8

Total securities	297,267	100.0	299,999	100.0	316,903	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	credit risk of each instrument and risk-based capital considerations
•	Federal income tax considerations with regard to obligations of states and political subdivisions.

The Corporation’s U.S. government agency sector decreased by $1.4 million, or 4.1%, since March 31, 2018, with the weighting increased from 10.7% of the portfolio to 10.9%. In the past, management’s goal was to maintain agency securities at approximately 15% of the securities portfolio. In the current rate environment, management is comfortable maintaining agencies at a level of approximately 10% of the portfolio. This sector is also important in maintaining adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as a foundational portion of the portfolio.

The Corporation’s U.S. agency MBS and CMO sectors have decreased in total since March 31, 2018, and the weightings have also declined. The Corporation’s CMO portfolio has decreased by $5.9 million, or 10.1%, while MBS balances have decreased by $5.5 million, or 11.3%, when comparing March 31, 2019, to balances at March 31, 2018. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow of approximately $1.5 million. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS and CMO securities is reasonably stable and as a group is material, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities.

Management invested in asset-backed securities in 2018 in the form of student loan floaters in an effort to provide an instrument that will perform well in a rates-up environment and offset the interest rate risk of the longer fixed-rate municipal bonds. The fair value of asset-backed securities was $11.3 million as of March 31, 2019, compared to $11.4 million as of December 31, 2018.

As of March 31, 2019, the fair value of the Corporation’s corporate bonds increased by $0.5 million, or 0.8%, from balances at March 31, 2018. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. In the prolonged period of historically low interest rates, the municipal bond sector has outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. However, due to the decrease in the Federal tax rate as enacted by the Tax Cuts and Jobs Act, municipal yields do not outperform the other segments of the securities portfolio to the same degree as years prior to 2018. While the tax-equivalent yields are still good, the benefit of the tax-free income was negatively impacted resulting in the sales of a number of municipal bonds in the fourth quarter of 2017. Additional municipal securities were sold throughout 2018 to help provide needed liquidity and to reposition the portfolio for better rates-up performance. Due to these sales, the fair market value of municipal holdings has decreased by $18.9 million, or 17.2%, from March 31, 2018 to March 31, 2019. Municipal bonds represented 30.7% of the securities portfolio as of March 31, 2019, compared to 34.8% as of March 31, 2018. The Corporation’s investment policy limits municipal holdings to 125% of Tier 2 capital. As of March 31, 2019, municipal holdings amounted to 77% of Tier 2 capital.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

By policy, management is to identify and recommend whether to hold or sell securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase, or below investment grade. Management monitors the security ratings on a monthly basis and reviews quarterly with the Board of Directors. Management, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines or below investment grade based on the expectation of recovery of market value or improved performance. At this time management has elected, and the Board has approved, holding all securities that have fallen below initial policy guidelines. As of March 31, 2019, no securities have fallen below investment grade.

As of March 31, 2019, thirty of the thirty-three corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were collectively valued at 98.5% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of March 31, 2019, all but two of the corporate bonds had at least one A3 or A- rating by one of the two predominate credit rating services, Moody’s and S&P. These two corporate bonds were from the same issuer and had a total book value of $3.1 million, and did not have an A3 or A- rating as of March 31, 2019. These bonds were rated Moody’s Baa1 and S&P BBB+, which are two levels above the minimum required to be considered investment grade. Management conducts ongoing monitoring of these bonds and has chosen to continue to hold these bonds with Board approval. In addition, there are fifteen corporate bond instruments that have split ratings with the highest rating within the Corporation’s initial purchase policy guidelines and the lower rating outside of management guidelines, but all are still investment grade. The fifteen bonds have a book value of $26.0 million with a $103,000 unrealized loss, or 0.4% decline, as of March 31, 2019. Management conducts ongoing monitoring of these bonds with the Board approving holding these securities on a quarterly basis. Currently, there are no indications that any of these bonds would discontinue contractual payments.

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of March 31, 2019, no municipal bonds carried a credit rating under these levels.

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

Loans

Net loans outstanding increased by 16.6%, to $701.2 million at March 31, 2019, from $601.4 million at March 31, 2018. Net loans increased by 2.3%, an annualized rate of 9.2%, from $685.4 million at December 31, 2018. The following table shows the composition of the loan portfolio as of March 31, 2019, December 31, 2018, and March 31, 2018.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	March 31,		December 31,		March 31,
	2019		2018		2018
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	104,041	14.7	101,419	14.6	90,049	14.8
Agriculture mortgages	166,950	23.5	165,926	24.0	151,436	24.9
Construction	18,302	2.6	18,092	2.6	19,700	3.2
Total commercial real estate	289,293	40.8	285,437	41.2	261,185	42.9

Consumer real estate (a)
1-4 family residential mortgages	231,538	32.7	219,037	31.6	184,556	30.4
Home equity loans	10,011	1.4	10,271	1.5	10,588	1.8
Home equity lines of credit	64,408	9.1	64,413	9.3	60,846	10.0
Total consumer real estate	305,957	43.2	293,721	42.4	255,990	42.2

Commercial and industrial
Commercial and industrial	60,893	8.6	61,043	8.8	46,917	7.7
Tax-free loans	22,031	3.1	22,567	3.3	20,794	3.4
Agriculture loans	21,627	3.1	20,512	3.0	18,189	3.0
Total commercial and industrial	104,551	14.8	104,122	15.1	85,900	14.1

Consumer	8,713	1.2	9,197	1.3	5,129	0.8

Total loans	708,514	100.0	692,477	100.0	608,204	100.0
Less:
Deferred loan fees (costs), net	(1,621)		(1,596)		(1,311)
Allowance for loan losses	8,886		8,666		8,083
Total net loans	701,249		685,407		601,432

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $131,584,000 as of March 31, 2019, $126,916,000 as of December 31, 2018, and $103,458,000 as of March 31, 2018.

There was significant growth in the loan portfolio since March 31, 2018, and December 31, 2018. All major loan categories showed an increase in balances from both March 31, 2018 and December 31, 2018. Loan growth was significant in 2018 and continued with strong growth in the first quarter of 2019.

The consumer residential real estate category represents the largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $256.0 million on March 31, 2018, to $306.0 million on March 31, 2019, a 19.5% increase. This category includes closed-end fixed rate or adjustable rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged close to 40% of total loans. As of March 31, 2018, this percentage was 42.2%, and as of March 31, 2019, it increased to 43.2%. Management expects the consumer residential real estate category to increase at a similar pace throughout the remainder of 2019 due to a continued effort to increase mortgage volume. The economic conditions for consumers have also improved slightly going into 2019. Consumer disposable income is higher and home valuations have increased, which has increased the equity available in their homes, however if mortgage rates increase significantly during 2019, it is likely the growth rate could moderate.

The first lien 1-4 family mortgages increased by $47.0 million, or 25.5%, from March 31, 2018, to March 31, 2019. These first lien 1-4 family loans made up 72% of the residential real estate total as of March 31, 2018, and 76% as of March 31, 2019. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. In the first quarter of 2019, mortgage production decreased 24% over the previous quarter, but represented a 36% increase over the first quarter of 2018.  Purchase money origination constituted 85% of the Corporation’s mortgage originations for the quarter, with construction-only and construction-permanent loans making up 31% of that mix.  The percentage of mortgage originations going in the Corporation’s held-for-investment mortgage portfolio remained steady quarter-over-quarter at 66%, with 68% of this production being adjustable rate mortgages.  As of the end of the quarter, 56% of the residential loan portfolio of the Corporation was adjustable rate mortgages, continuing to decrease the Bank’s interest rate risk profile.  Market conditions were less favorable in the first quarter and combined with a decrease in overall production, the gains on the sale of mortgages decreased by 29% quarter-over-quarter but increased significantly over the prior year’s first quarter.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of December 31, 2018, the remainder of the residential real estate loans consisted of $10.0 million of fixed rate junior lien home equity loans, and $64.4 million of variable rate home equity lines of credit (HELOCs). This compares to $10.6 million of fixed rate junior lien home equity loans, and $60.8 million of HELOCs as of March 31, 2018. Therefore, combined, these two types of home equity loans increased from $71.4 million to $74.4 million, an increase of 4.2%. The Prime rate had remained at a very low level of 3.25% for seven years beginning in December of 2008 and increased by 25 basis points to 3.50% in December of 2015 and another 25 basis points to 3.75% in December of 2016 before increasing three more times in 2017 and 4 times in 2018 ending the year at a rate of 5.50%. The majority of borrowers chose variable-rate HELOC products throughout 2018 instead of fixed-rate home equity loans. In addition, multiple HELOC specials with a low introductory rate were offered in 2018, which encouraged more HELOC activity resulting in the increase in this category of loans since the prior year. While 2018 did not see a significant shift away from the variable-rate HELOC product, the more times the Prime rate increases, the more likely consumers are to evaluate all options and potentially choose to fix their loan for a specified term as opposed to allowing the interest rate to remain variable. However, with less likelihood of a Federal Reserve rate increase in 2019, HELOC activity may continue with further declines in the fixed rate home equity product.

Commercial real estate consists of 40.8% of total loans as of March 31, 2019, compared to 42.9% of total loans as of March 31, 2018. Within the commercial real estate segment there has been an increase in agricultural mortgages and commercial mortgages over the past year, with construction based mortgages then declining slightly since the prior year. Agricultural mortgages increased $15.6 million, or 10.3%, from $151.4 million as of March 31, 2018, to $167.0 million as of March 31, 2019. The increase in agricultural mortgages was caused by an increase in the pipeline of agricultural projects throughout 2018. These loans are now closing as some farmers are moving ahead with projects that may have been on hold for a period of time. Dairy lending remains constrained with milk prices at three year lows and it does not appear pricing will improve materially in the immediate future. There have been overcapacity issues with some consolidation of the area’s larger milk producers. Several dairy farmers have left the industry or are in the process of doing so. Egg prices improved in 2018, with average prices materially above the 2017 average. Approximately 42% of the Corporation’s agricultural purpose loans support dairy operations while another 27% consist of either chicken or egg producers. Management believes the level of agricultural mortgages will steadily increase aided by the Corporation’s renewed focus on the agricultural community and a full staff ready to meet agriculture lending needs but challenged by the declining economic conditions for farmers in the local market area.

Commercial real estate loans increased to $289.3 million at March 31, 2019, from $261.2 million at March 31, 2018, a 10.8% increase. The increase in commercial real estate occurred in the agriculture and commercial mortgages. Agriculture mortgages increased by $15.6 million, or 10.3%, and commercial mortgages increased by $14.0 million, or 15.5%, from March 31, 2018, to March 31, 2019. The agricultural mortgages, along with agricultural loans not secured by real estate, accounted for 26.6% of the entire loan portfolio as of March 31, 2019, compared to 27.9% as of March 31, 2018. Management expects agricultural and commercial loans to increase in 2019. Management believes as economic conditions improve further in 2019, other elements of the local diversified economy outside of the agriculture industry will expand and cause commercial mortgages to continue to grow as well.

Commercial mortgages increased $14.0 million, or 15.6% from balances at March 31, 2018. Although balances have increased, the commercial mortgages as a percentage of the total loan portfolio declined slightly from 14.8% at March 31, 2018, to 14.7% at March 31, 2019. New loan production in this segment is currently outpacing normal principal payments, paydowns, and payoffs. The commercial real estate market environment is showing slow growth in the Corporation’s market area but more competition is vying for this business. Management expects commercial real estate loans to remain stable as a percentage of the Corporation’s loans for the remainder of 2019.

The Corporation experienced small decreases in commercial construction because a number of construction projects completed and were converted into permanent financing but not enough to replace those that rolled off. Management was experiencing some demand for smaller residential builds like construction on existing lots but no new large scale projects. Commercial construction loans decreased by $1.4 million, or 7.1%, from March 31, 2018 to March 31, 2019.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 14.8% of total loans as of March 31, 2019, compared to 14.1% as of March 31, 2018. In scope, the commercial and industrial loan sector, at 14.8% of total loans, is significantly smaller than the commercial real estate sector at 40.8% of total loans. This is consistent with management’s credit preference for obtaining real estate collateral when making commercial loans. The balance of total commercial and industrial loans increased from $85.9 million at March 31, 2018, to $104.6 million at March 31, 2019, a 21.8% increase. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. Based on current levels of demand for these types of loans and the higher level of commercial and industrial expertise that the Corporation now has, management anticipates that these loans will experience moderate growth in 2019.

The Corporation provides credit to many small and medium-sized businesses. Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees. Commercial and industrial loans increased to $60.9 million at March 31, 2019, a $14.0 million, or 29.9% increase, from the $46.9 million at March 31, 2018. The commercial and industrial agricultural loans grew by $3.4 million, or 18.9%, and the tax-free loans grew by $1.2 million, or 5.9%, from balances at March 31, 2018.

The consumer loan portfolio increased to $8.7 million at March 31, 2019, from $5.1 million at March 31, 2018. Consumer loans made up 1.2% of total loans on March 31, 2019, and 0.8% on March 31, 2018. The increase in consumer loans since March 31, 2018, was primarily due to a $5.0 million consumer purpose loan made to a high net worth customer in the second quarter of 2018. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans that are generally unsecured. The new $5.0 million consumer loan was secured. Slightly higher demand for unsecured credit is just slightly outpacing principal payments on existing loans resulting in the small increase in balances. Management anticipates that the Corporation’s level of consumer loans will likely remain stable as a percentage of the portfolio, as the need for additional unsecured credit is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2019	2018	2018
	$	$	$

Nonaccrual loans	1,819	1,833	875
Loans past due 90 days or more and still accruing	262	397	898
Troubled debt restructurings	—	—	227
Total non-performing loans	2,081	2,230	2,000

Other real estate owned	—	—	—

Total non-performing assets	2,081	2,230	2,000

Non-performing assets to net loans	0.30%	0.32%	0.33%

The total balance of non-performing assets increased by $81,000, or 4.1%, from March 31, 2018 to March 31, 2019, but decreased by $149,000, or 6.7%, from December 31, 2018 to March 31, 2019. The increase from the prior year was due to higher levels of nonaccrual loans partially offset by lower levels of loans past due 90 days or more and troubled debt restructurings. Management continues to monitor delinquency trends and the level of non-performing loans closely. At this time, management believes that the potential for material losses related to non-performing loans is increasing with the level of delinquencies slightly higher than those experienced in 2018.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

There was no other real estate owned (OREO) as of March 31, 2019, December 31, 2018, or March 31, 2018.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the three-month periods ended March 31, 2019 and March 31, 2018. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2019	2018
	$	$

Balance at January 1,	8,666	8,240
Loans charged off:
Real estate	—	224
Commercial and industrial	—	110
Consumer	17	18
Total charged off	17	352

Recoveries of loans previously charged off:
Real estate	(44)	—
Commercial and industrial	(13)	(4)
Consumer	—	(1)
Total recovered	(57)	(5)
Net loans charged-off (recovered)	(40)	347

Provision charged to operating expense	180	190

Balance at March 31,	8,886	8,083

Net charge-offs (recoveries) as a % of average total loans outstanding	(0.01% )	0.06%

Allowance at end of period as a % of total loans	1.25%	1.33%

Charge-offs for the three months ended March 31, 2019, were $17,000, compared to $352,000 for the same period in 2018. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first three months of 2019, the Corporation charged off $17,000 related to several small consumer loans. Recoveries were higher in the first three months of 2019 as the Corporation recovered $44,000 related to one commercial loan relationship and smaller amounts related to other loans. Recoveries exceeded charges-offs in the three months ended March 31, 2019. In the first three months of 2018, a large commercial loan relationship was charged off as well as several small consumer loans.

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

The Corporation’s level of classified loans was $15.9 million on March 31, 2019, compared to $16.1 million on March 31, 2018. Total classified loans have remained fairly stable throughout 2018 and into the first quarter of 2019. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. There was $113,000 of specifically allocated allowance against the classified loans as of March 31, 2019, $132,000 of specific allocation as of December 31, 2018, and $63,000 of specific allocation as of March 31, 2018. Typically, as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation continues to experience low net charge-off percentages due to strong credit practices. Management continually monitors delinquencies, classified loans, and non-performing loans closely in regard to how they may impact charge-offs in the future. Management is not aware of any other significant charge-offs that will occur in the remainder of 2019, but it is likely that a few smaller balance loans will need to be charged off. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The allowance as a percentage of total loans was 1.25% as of March 31, 2019, 1.25% as of December 31, 2018, and 1.33% as of March 31, 2018. Management anticipates that the allowance percentage will remain fairly stable during the remainder of 2019, as the allowance balance is increased with additional provision expense to account for loan growth throughout the year. It is typical for the allowance for loan losses to contain a small amount of excess reserves. Management desires that the amount of excess reserve in the allowance for loan losses be maintained between 5% and 10%. The excess reserve stood at 5.2% as of March 31, 2019.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $0.4 million, or 1.6%, to $25.4 million as of March 31, 2019, from $25.8 million as of March 31, 2018. As of March 31, 2019, $72,000 was classified as construction in process compared to $89,000 as of March 31, 2018. Fixed assets declined as a result of depreciation outpacing new purchases in 2019.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $6.7 million of regulatory stock holdings as of March 31, 2019, consisted of $6.5 million of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding FHLB borrowings and mortgage activity. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $6.5 million on March 31, 2019, $6.2 million on December 31, 2018, and $6.0 million on March 31, 2018, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

The 2018 and 2019 dividend declarations made on FHLB stock by FHLB of Pittsburgh were at a 6.75% annualized yield on activity stock and 3.50% annualized yield on membership stock. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB.

Deposits

The Corporation’s total ending deposits at March 31, 2019, increased by $10.1 million, or 1.1%, and by $73.6 million, or 8.6%, from December 31, 2018, and March 31, 2018, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity markets continued to lead customers to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since March 31, 2018, with the changes being a $23.2 million, or 7.6% increase in non-interest bearing demand deposit accounts, a $1.4 million, or 7.1% increase in interest bearing demand accounts, a $4.5 million, or 5.3% increase in NOW balances, a $49.3 million, or 48.8% increase in money market balances, a $5.9 million, or 3.0% increase in savings account balances, and a $9.4 million, or 6.6% decrease in time deposit balances.

While non-interest bearing demand deposits increased from March 31, 2018, there was a decrease of $40.1 million, or 10.9%, from December 31, 2018. Similarly, money market accounts increased by $41.8 million, or 38.5%, for the same time period. This shift between non-interest bearing accounts and money market accounts was caused by the reclassification of a pool of deposits held on balance sheet related to a cash management sweep account. These deposits, totaling $40.0 million, were reclassified as money market deposits in 2019 to better reflect the nature of the product. This recategorization caused a decline of $40 million in non-interest bearing demand accounts with an offsetting increase in money market deposit accounts.

The growth across most categories of core deposit accounts is a direct result of the opening of new branch offices as well as the expansion of business at existing branch offices. The Corporation has gained many new customers as a result of being a long-standing safe community bank known for offering understandable financial products and services with lower fees. While the prolonged historically low interest rates helped the Corporation in growing core deposits in 2016 and prior years, this has slowed down in recent years due to the Federal Reserve rate increases that have given customers more bank-related options in the market. While customers still view demand deposit, money market and savings accounts as the safest, most convenient place to maintain funds for maximum flexibility, there are more opportunities to invest in other funds outside of banks that can now compete with higher interest rates. Management believes deposit balances will grow throughout 2019 as rates stabilize with uncertainty surrounding the future likelihood of additional Fed rate increases.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Deposits by Major Classification table, shown below, provides the balances of each category for March 31, 2019, December 31, 2018, and March 31, 2018.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2019	2018	2018
	$	$	$

Non-interest bearing demand	329,007	369,081	305,832
Interest bearing demand	21,165	20,104	19,764
NOW accounts	89,800	89,072	85,307
Money market deposit accounts	150,388	108,594	101,088
Savings accounts	203,084	199,665	197,205
Time deposits	133,857	130,719	143,256
Brokered time deposits	2,500	2,499	3,747
Total deposits	929,801	919,734	856,199

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of March 31, 2019, time deposit balances, excluding brokered deposits, had decreased $9.4 million, or 6.6%, from March 31, 2018, but increased $3.1 million, or 2.4%, from December 31, 2018. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas. However, in the fourth quarter of 2018, the Corporation began offering two odd-term CD products with more attractive rates that encouraged customers to invest. These promotional CD products have been effective in growing the time deposit balances since December 31, 2018, and management expects continued growth throughout 2019.

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

Borrowings

Total borrowings were $72.5 million, $73.3 million, and $74.1 million as of March 31, 2019, December 31, 2018, and March 31, 2018, respectively. Of these amounts, $7.9 million and $5.6 million reflect short-term funds as of December 31, 2018 and March 31, 2018, respectively, with no short-term funds outstanding as of March 31, 2019. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $72.5 million as of March 31, 2019, $65.4 million as of December 31, 2018, and $68.5 million as of March 31, 2018. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances at March 31, 2019, December 31, 2018, and March 31, 2018. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances typically at rate savings. After nine Federal Reserve rate increases and a higher but flatter U.S. Treasury curve, all new borrowings are being initiated at higher interest rates. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of March 31, 2019, the Corporation was significantly under this policy guideline at 6.5% of asset size with $72.5 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of March 31, 2019, the Corporation was significantly under this policy guideline at 67.8% of capital with $72.5 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings well within these policy guidelines throughout all of 2018 and through the first three months of 2019.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $416.4 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of March 31, 2019	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	14.4%	8.0%	10.0%
Bank	14.3%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.3%	6.0%	8.0%
Bank	13.2%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.3%	4.5%	6.5%
Bank	13.2%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.0%	4.0%	5.0%
Bank	9.9%	4.0%	5.0%

As of December 31, 2018
Total Capital to Risk-Weighted Assets
Consolidated	14.3%	8.0%	10.0%
Bank	14.1%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	13.2%	6.0%	8.0%
Bank	13.0%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	13.2%	4.5%	6.5%
Bank	13.0%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	10.0%	4.0%	5.0%
Bank	9.8%	4.0%	5.0%

As of March 31, 2018
Total Capital to Risk-Weighted Assets
Consolidated	14.9%	8.0%	10.0%
Bank	14.7%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.8%	6.0%	8.0%
Bank	13.6%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.8%	4.5%	6.5%
Bank	13.6%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.1%	4.0%	5.0%
Bank	9.9%	4.0%	5.0%

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

The Corporation’s dividends per share for the three months ended March 31, 2019, were $0.30, a 7.1% increase over the $0.28 paid out in the first three months of 2018. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier I capital to average assets between 10.0% and 12.0%. The Corporation’s current tier I capital ratio is 10.0%. As a secondary measurement, the capital plan also targets a long-term dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, the Corporation’s goal is to maintain and target a payout ratio within this range. For the three months ended March 31, 2019, the payout ratio was 33.0%. Management’s goal is to maintain all regulatory capital ratios at current levels. Future dividend payout ratios are dependent on the future level of earnings and other factors that impact the level of capital.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of March 31, 2019, the Corporation showed an unrealized loss, net of tax, of $3,189,000, compared to an unrealized loss of $5,678,000 at December 31, 2018, and an unrealized loss of $6,541,000 as of March 31, 2018. These unrealized losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. No impairment was recorded in the three months ended March 31, 2019, or in the same prior year period. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

March 31,
2019
$
Commitments to extend credit:
Revolving home equity	94,035
Construction loans	23,737
Real estate loans	48,549
Business loans	104,129
Consumer loans	1,393
Other	8,691
Standby letters of credit	9,242

Total	289,776

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. The six-month ratio was within guidelines as of March 31, 2019, but the one-year, three-year, and five-year gap ratios were higher than corporate policy guidelines due to larger amount of loans and securities now maturing in less than five years. The one-year gap ratio was 149.1%, compared to an upper policy guideline of 140%, the three-year gap ratio was 147.8%, compared to an upper guideline of 125%, and the five-year gap ratio was 152.3%, compared to an upper guideline of 115%. All of the gap ratios are higher than the ratios as of December 31, 2018. In a rising interest rate cycle with the likelihood of higher rates, higher gap ratios would be more beneficial to the Corporation. However, in an environment where further rate increases are unlikely, management will focus on managing the balance sheet in a way to reduce gap ratios and position for flat or declining interest rates. Management would prefer lower gap ratios to prepare for an extended time of no interest rate changes. As a result, management has the flexibility of investing in longer-term assets to gain more yield in the current rate environment.

Gap ratios have been increasing for the Corporation throughout 2018 and the first quarter of 2019. The Corporation’s assets are moderately long, but the length of the securities portfolio and the loan portfolio is more than offset by the length of the Corporation’s core deposit liabilities in conjunction with holding relatively high levels of cash and cash equivalents. Beyond the non-maturity deposits, management is able to utilize the length of wholesale funding instruments to offset the declining length of the CD portfolio as customers invest in shorter terms in anticipation of higher interest rates.

Index

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

While deposits have historically declined in the first quarter of every year, this year the deposit balances at March 31, 2019, were higher than balances at December 31, 2018. Management believes that the uncertainty about future Federal Reserve rate increases coupled with two CD promotional rates offered since the fourth quarter of 2018, have resulted in higher deposit balances in 2019 compared to first quarters in prior years. Management desires to control the cost of funds and improve the loan-to-deposit ratio and does have a large securities portfolio to draw liquidity from in the event deposit growth slows down. Throughout the first quarter of 2019, management did sell some securities in an effort to fund the loan growth that was occurring. With gap ratios that are already sufficiently high, management can put more of the available cash to work earning higher returns.

While higher gap ratios help the Corporation when interest rates do rise, the risk in maintaining high gap percentages is that, should interest rates not rise, management will have excess liquidity at lower short term rates. This is referred to as opportunity risk, whereby lower levels of income are being achieved than desired. However, this risk is lower now with a relatively flat yield curve and higher level of market rates. With the short end of the U.S. Treasury yield curve higher in yield, any excess liquidity can be invested in securities yielding significantly more than one year ago. Carrying high gap ratios in the current environment could also bring on an increased level of repricing risk should interest rates decrease, which could negatively impact the Corporation’s interest income and margin. While management believes short term rates could eventually be reduced, the risk of materially lower market interest rates in the near term is viewed as unlikely. Management believes it is more likely that the Federal Funds rate will be unchanged for the remainder of 2019.

The risk of liabilities repricing at higher interest rates is increasing in the present environment as the Corporation has begun to increase some deposit rates minimally. However, a large portion of the Corporation’s deposits are core deposits with little repricing expected to occur in the near future. The remainder of the Corporation’s maturing liabilities made up of time deposits and borrowings are generally repricing to slightly higher interest rates. The Corporation’s average cost of funds was 48 basis points as of March 31, 2019, which is low from an historic perspective but higher than the previous quarter and previous year. This cost of funds will likely continue to increase throughout the remainder of 2019. The average cost of funds includes the benefit of non-interest bearing demand deposit accounts. The Corporation’s cost of funds was 36 basis points as of December 31, 2018, and 35 basis points as of March 31, 2018.

Deposits had not been very rate sensitive for a number of years as a result of the limited desirable rates available to the deposit customer. However, as market interest rates continued to rise in 2018, customer behavior patterns changed and deposits became more rate sensitive, with a portion leaving the Corporation. The Corporation had experienced a steady growth in both non-interest bearing and interest bearing funds during this last prolonged and historically low interest rate cycle, but in 2018 and the first quarter of 2019, deposit growth has been slower than in prior years.

The performance of the equity markets also has a bearing on how much of the current deposits will remain at the Corporation. It is management’s observation that since the financial crisis, an element of the Corporation’s deposit customers has been reluctant to redeploy funds presently at banks back into the equity market. Investors have grown weary of the volatility of the equity markets. Negative events, primarily overseas, have caused multiple cycles of sharp equity declines followed by recoveries. The equity markets performed very well in 2017 and were stabilized after large expected correction. This caused a resurgence of customers pulling funds from deposit accounts to reinvest in the equity markets. But later in 2018, there had been renewed volatility in the equity market with significant declines in December of 2018 that erased the equity gains realized in earlier 2018. These events are still fresh in the investors’ minds. It remains to be seen whether this recent volatility will slow the reaction of deposit customers to higher market interest rates. So far in 2019, the equity markets have had very strong gains, which to date have not adversely impacted the Corporation’s deposit levels.

The Corporation’s net interest margin is up slightly from levels in the previous quarter. Management’s future asset liability decisions will be dependent upon improvements in asset yield as well as the expected timing of further short-term rate increases or decreases. Management expects that the gap ratios will remain within or above the established guidelines throughout the remainder of 2019.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of March 31, 2019, the Corporation was within guidelines for all of the above measurements.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

•	Prepayment speeds on loans held and mortgage-backed securities
•	Anticipated calls on securities with call options
•	Deposit and loan balance fluctuations
•	Competitive pressures affecting loan and deposit rates
•	Economic conditions
•	Consumer reaction to interest rate changes

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of March 31, 2019. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

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

The first quarter 2019 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of March 31, 2019, the Corporation was well within guidelines for the maximum amount of net interest income change in all up-rate scenarios and was only slightly outside of guidelines in the down -100 and -150 basis point scenarios. All up-rate scenarios show a positive impact to net interest income although the improvements are lower than what was projected in the fourth quarter of 2018. The increase in net interest income in the up-rate scenarios is largely due to the increase in variable rate loans and the recent purchases of variable rate securities and the cash balances held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates. Loans that are Prime-based will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase. Additionally, deposit rates may level off more when market rates increase by 200 or 300 basis points where variable loan rates will still increase by the same amount as the Prime rate. In the event that interest rates would go lower, the Corporation would have exposure to all maturing fixed-rate loans and securities, which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario. In the unlikely down -100 and -150 scenario, the Corporation’s exposure to declining net interest income is outside of policy guidelines.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Management’s primary focus remains on the more likely scenario of unchanged or higher interest rates. For the rates-up 100 basis point scenario, net interest income increases by 0.7% compared to the rates unchanged scenario. In the remaining rates-up scenarios, the net interest income increases slightly more substantially reflecting the sizable amount of the Corporation’s interest-earning assets that reprice immediately by the full amount of the Fed increase versus the limited amount of deposit increases that management would approve on the Corporation’s interest-bearing deposits. The higher interest rates go, the greater the likelihood that the proportionality of the Corporation’s deposit rate changes decreases as a percentage of the Federal Reserve’s action. For the rates-up 200 and 300 basis point scenarios, net interest income increases by 1.4% and 3.4%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, and -15%, for the rates-up 100, 200, and 300 basis point scenarios, respectively.

The positive impact of higher rates is primarily due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the Corporation’s relatively high interest earning cash balances and that component of the loans and securities portfolios that reprice in less than one year. This more than offsets the increase in interest expense caused by repricing deposits, where they are only repricing by a fraction of the rate change. The Corporation’s borrowings do price up faster than deposits, generally equivalent to the U.S. Treasury market. However, borrowings only make up approximately 7.2% of the total funding provided by deposits and borrowings. The more aggressive rates-up scenarios also benefit from known historical experience of deposit rate increases lagging and a slowing in the pace of the actual rate increase as interest rates continue to rise. This allows management the ability to benefit from higher rates by controlling the amount of the increase on large amounts of liabilities that could reprice. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly during the remainder of 2019.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of March 31, 2019, the Corporation was within guidelines for all rising rate scenarios but was outside of guidelines for all rates-down scenarios. The trend over the past year has been lessening risk in the rising rate scenarios with increasing cash balances and core deposit balances with the current quarter showing an even larger benefit in all rising rate scenarios than the quarter ended December 31, 2018. The strong gap ratios played a large role in improving the Corporation’s net portfolio value profile. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet.

The results as of March 31, 2019, indicate that the Corporation’s net portfolio value would experience valuation gains of 18.5%, 24.7%, and 22.7% in the rates-up 100, 200, and 300 basis point scenarios. Management’s maximum permitted declines in net portfolio value by policy are -5% for rates-up 100 basis points, graduating up to -15% for rates-up 300 basis points. A valuation loss would indicate that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. While the down-rate scenarios that are modeled are currently unlikely, the analysis does show a valuation loss in the down 50, 100, and 150 basis point scenarios. The Corporation’s expected valuation loss was outside of guideline for all rates-down scenarios and gets progressively worse with lower interest rates. Management has a bias toward flat rates and continues to focus on the flat and rising rate scenarios. However, with each successive Federal Reserve rate action the market is closer to the final stages of this rising rate cycle, where management’s bias will move back closer to neutral and more concern will be placed on the declining rate scenarios. The exposure to valuation changes could change going forward if the behavior of the Corporation’s deposits changes due to higher interest rates. Based on five past decay rate studies on the Corporation’s core deposits, management did not expect a material decline in core deposit accounts, including the non-interest bearing accounts, as short term interest rates continue to increase. Up to this point, the Corporation’s core deposits have been stable through a number of rate cycles.

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

Index

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2019, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

March 31, 2019

Item 1. Legal Proceedings

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position or results of operations of the Corporation or its subsidiaries taken as a whole. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation. In addition, no material proceedings are pending, are known to be threatened, or contemplated against the Corporation by governmental authorities.

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. Management has not identified any new risk factors since the December 31, 2018 Form 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended March 31, 2019.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

January 2019	9,000	17.50	9,000	159,930
February 2019	9,800	17.58	9,800	150,130
March 2019	—	—	—	150,130

Total	18,800

* On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of a plan to purchase, in open market and privately negotiated transactions, up to 280,000 shares of its outstanding common stock. Shares repurchased are being held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans. The first purchase of common stock under this plan occurred on July 31, 2015. By March 31, 2019, a total of 129,870 shares were repurchased at a total cost of $2,224,000, for an average cost per share of $17.12. On February 20, 2019, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaces the 2015 plan. The Corporation will use its best efforts to complete the repurchase plan by the end of 2019. Both of the above stock repurchase plans have been retroactively adjusted to reflect the two-for-one stock split announced in April of 2019 which will be effective to shareholders of record on May 31, 2019.

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

ENB Financial Corp
(Registrant)

Dated: May 15, 2019	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
Chief Executive Officer and President

Dated: May 15, 2019	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer