Form 10-Q
period 2019-06-30
ENB Financial Corp
filed 2019-08-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2019, the registrant had 5,692,384 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

June 30, 2019

Index

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,	June 30,
	2019	2018	2018
	$	$	$
ASSETS
Cash and due from banks	17,210	26,675	20,016
Interest-bearing deposits in other banks	34,460	14,690	24,083

Total cash and cash equivalents	51,670	41,365	44,099

Securities available for sale (at fair value)	290,927	294,065	307,253
Equity securities (at fair value)	6,231	5,934	5,737

Loans held for sale	3,473	1,429	2,436

Loans (net of unearned income)	718,356	694,073	628,218

Less: Allowance for loan losses	8,957	8,666	8,171

Net loans	709,399	685,407	620,047

Premises and equipment	25,339	25,551	25,814
Regulatory stock	6,959	6,348	6,263
Bank owned life insurance	28,429	28,085	27,693
Other assets	9,218	9,658	10,544

Total assets	1,131,645	1,097,842	1,049,886

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	345,483	369,081	326,296
Interest-bearing	596,123	550,653	551,773

Total deposits	941,606	919,734	878,069

Short-term borrowings	—	7,870	2,738
Long-term debt	74,628	65,386	68,361
Other liabilities	2,897	2,050	1,975

Total liabilities	1,019,131	995,040	951,143

Stockholders' equity:
Common stock, par value $0.10 as of 6/30/19; $0.20 as of 12/31/18 and 6/30/18
Shares: Authorized 24,000,000 as of 6/30/19; 12,000,000 as of 12/31/18 and 6/30/18
Issued 5,739,114 and Outstanding 5,698,384 as of 6/30/19
Issued 2,869,557 and Outstanding 2,852,532 as of 12/31/18
Issued 2,869,557 and Outstanding 2,857,704 as of 6/30/18	574	574	574
Capital surplus	4,454	4,435	4,424
Retained earnings	108,024	104,067	100,922
Accumulated other comprehensive income (loss) net of tax	298	(5,678)	(6,778)
Less: Treasury stock cost on 46,730 shares as of 6/30/19
17,025 shares as of 12/31/18 and 11,853 shares as of 6/30/18	(836)	(596)	(399)

Total stockholders' equity	112,514	102,802	98,743

Total liabilities and stockholders' equity	1,131,645	1,097,842	1,049,886

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	8,309	6,704	16,332	13,102
Interest on securities available for sale
Taxable	1,242	1,186	2,517	2,287
Tax-exempt	608	736	1,255	1,495
Interest on deposits at other banks	119	135	166	247
Dividend income	184	136	354	290

Total interest and dividend income	10,462	8,897	20,624	17,421

Interest expense:
Interest on deposits	913	512	1,737	991
Interest on borrowings	391	330	746	625

Total interest expense	1,304	842	2,483	1,616

Net interest income	9,158	8,055	18,141	15,805

Provision for loan losses	30	90	210	280

Net interest income after provision for loan losses	9,128	7,965	17,931	15,525

Other income:
Trust and investment services income	505	474	1,042	1,028
Service fees	693	837	1,323	1,498
Commissions	756	657	1,411	1,241
Gains (losses) on the sale of debt securities, net	106	(62)	187	(28)
Gains on equity securities, net	27	16	44	47
Gains on sale of mortgages	415	352	764	587
Earnings on bank-owned life insurance	179	192	357	1,291
Other income	81	162	178	344

Total other income	2,762	2,628	5,306	6,008

Operating expenses:
Salaries and employee benefits	5,105	5,221	10,293	10,181
Occupancy	590	602	1,220	1,265
Equipment	287	291	574	579
Advertising & marketing	166	205	416	437
Computer software & data processing	609	574	1,266	1,118
Shares tax	232	229	465	443
Professional services	556	505	1,031	938
Other expense	672	540	1,234	1,090

Total operating expenses	8,217	8,167	16,499	16,051

Income before income taxes	3,673	2,426	6,738	5,482

Provision for federal income taxes	584	300	1,046	535

Net income	3,089	2,126	5,692	4,947

Earnings per share of common stock	0.54	0.37	1.00	0.87

Cash dividends paid per share	0.155	0.145	0.305	0.285

Weighted average shares outstanding	5,692,506	5,707,590	5,693,418	5,703,962

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	$	$	$	$

Net income	3,089	2,126	5,692	4,947

Other comprehensive income (loss), net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	4,520	(362)	7,751	(3,730)
Income tax effect	(949)	76	(1,627)	759
	3,571	(286)	6,124	(2,971)

(Gains) losses recognized in earnings	(106)	62	(187)	28
Income tax effect	22	(13)	39	(6)
	(84)	49	(148)	22

Other comprehensive income (loss), net of tax	3,487	(237)	5,976	(2,949)

Comprehensive Income	6,576	1,889	11,668	1,998

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, December 31, 2017	574	4,415	98,629	(3,195)	(664)	99,759

Net income	—	—	2,821	—	—	2,821
Other comprehensive loss net of tax	—	—	—	(2,712)	—	(2,712)
Change in accounting principal for
adoption of ASU 2017-08	—	—	(1,663)	—	—	(1,663)
Reclassification of certain income tax
effects from accumulated other
comprehensive loss	—	—	634	(634)	—	—
Treasury stock issued - 3,656 shares	—	4	—	—	123	127
Cash dividends paid, $0.28 per share	—	—	(798)	—	—	(798)

Balances, March 31, 2018	574	4,419	99,623	(6,541)	(541)	97,534

Net income	—	—	2,126	—	—	2,126
Other comprehensive income net of tax	—	—	—	(237)	—	(237)
Treasury stock issued - 4,225 shares	—	5	—	—	142	147
Cash dividends paid, $0.29 per share	—	—	(827)	—	—	(827)

Balances, June 30, 2018	574	4,424	100,922	(6,778)	(399)	98,743

Balances, December 31, 2018	574	4,435	104,067	(5,678)	(596)	102,802

Net income	—	—	2,603	—	—	2,603
Other comprehensive income net of tax	—	—	—	2,489	—	2,489
Treasury stock purchased - 18,800 shares	—	—	—	—	(330)	(330)
Treasury stock issued - 8,188 shares	—	3	—	—	143	146
Cash dividends paid, $0.15 per share	—	—	(852)	—	—	(852)

Balances, March 31, 2019	574	4,438	105,818	(3,189)	(783)	106,858

Net income	—	—	3,089	—	—	3,089
Other comprehensive income net of tax	—	—	—	3,487	—	3,487
Treasury stock purchased - 29,366 shares	—	—	—	—	(204)	(204)
Treasury stock issued - 16,686 shares	—	16	—	—	151	167
Cash dividends paid, $0.155 per share	—	—	(883)	—	—	(883)

Balances, June 30, 2019	574	4,454	108,024	298	(836)	112,514

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)	Six Months Ended June 30,
	2019	2018
	$	$
Cash flows from operating activities:
Net income	5,692	4,947
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	1,692	2,050
Amortization of operating leases right-of-use assets	87	—
Increase in interest receivable	(343)	(36)
Increase in interest payable	96	26
Provision for loan losses	210	280
(Gain) loss on sale of debt securities, net	(187)	28
Gain on equity securities, net	(44)	(47)
Gains on sale of mortgages	(764)	(587)
Loans originated for sale	(20,210)	(16,557)
Proceeds from sales of loans	18,930	17,600
Earnings on bank-owned life insurance	(357)	(1,291)
Depreciation of premises and equipment and amortization of software	783	816
Deferred income tax	(274)	(21)
Other assets and other liabilities, net	123	1,482
Net cash provided by operating activities	5,434	8,690

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	10,813	8,946
Proceeds from sales	28,648	32,082
Purchases	(30,115)	(41,477)
Equity securities
Proceeds from sales	—	153
Purchases	(153)	(225)
Purchase of regulatory bank stock	(1,102)	(1,398)
Redemptions of regulatory bank stock	491	929
Net increase in loans	(24,451)	(31,250)
Purchases of premises and equipment, net	(517)	(857)
Purchase of computer software	(31)	(57)
Net cash used for investing activities	(16,417)	(33,154)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	18,222	18,857
Net increase (decrease) in time deposits	3,650	(7,265)
Net (decrease) increase in short-term borrowings	(7,870)	2,738
Proceeds from long-term debt	16,212	11,661
Repayments of long-term debt	(6,970)	(9,150)
Dividends paid	(1,735)	(1,625)
Proceeds from sale of treasury stock	313	274
Treasury stock purchased	(534)	—
Net cash provided by (used in) financing activities	21,288	15,490
Increase (decrease) in cash and cash equivalents	10,305	(8,974)
Cash and cash equivalents at beginning of period	41,365	53,073
Cash and cash equivalents at end of period	51,670	44,099

Supplemental disclosures of cash flow information:
Interest paid	2,387	1,590
Income taxes paid	800	250

Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(7,564)	3,730
Initial recognition of operating right-of-use assets	1,075	—
Initial recognition of operating lease liabilities	1,075	—

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the second quarter of 2019, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

2.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities held at June 30, 2019, and December 31, 2018, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
June 30, 2019
U.S. government agencies	31,186	28	(183)	31,031
U.S. agency mortgage-backed securities	46,899	65	(872)	46,092
U.S. agency collateralized mortgage obligations	54,906	291	(289)	54,908
Asset-backed securities	13,926	—	(67)	13,859
Corporate bonds	52,680	80	(262)	52,498
Obligations of states and political subdivisions	90,953	1,639	(53)	92,539
Total securities available for sale	290,550	2,103	(1,726)	290,927

December 31, 2018
U.S. government agencies	31,025	5	(910)	30,120
U.S. agency mortgage-backed securities	46,363	2	(1,726)	44,639
U.S. agency collateralized mortgage obligations	55,182	74	(1,166)	54,090
Asset-backed securities	11,440	—	(41)	11,399
Corporate bonds	61,085	—	(1,893)	59,192
Obligations of states and political subdivisions	96,157	69	(1,601)	94,625
Total securities available for sale	301,252	150	(7,337)	294,065

The amortized cost and fair value of securities available for sale at June 30, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	25,499	25,363
Due after one year through five years	133,326	132,587
Due after five years through ten years	24,363	24,257
Due after ten years	107,362	108,720
Total debt securities	290,550	290,927

Securities available for sale with a par value of $63,191,000 and $58,668,000 at June 30, 2019, and December 31, 2018, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $64,686,000 at June 30, 2019, and $58,914,000 at December 31, 2018.

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	$	$	$	$
Proceeds from sales	18,401	23,660	28,648	32,235
Gross realized gains	122	58	218	109
Gross realized losses	16	120	31	137

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. No securities in the portfolio had other-than-temporary impairment recorded in the first six months of 2019 or 2018.

Information pertaining to securities with gross unrealized losses at June 30, 2019, and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of June 30, 2019
U.S. government agencies	—	—	20,813	(183)	20,813	(183)
U.S. agency mortgage-backed securities	1,983	(47)	37,732	(825)	39,715	(872)
U.S. agency collateralized mortgage obligations	2,607	(6)	33,763	(283)	36,370	(289)
Asset-backed securities	11,294	(67)	—	—	11,294	(67)
Corporate bonds	3,989	(31)	30,210	(231)	34,199	(262)
Obligations of states & political subdivisions	—	—	10,363	(53)	10,363	(53)

Total temporarily impaired securities	19,873	(151)	132,881	(1,575)	152,754	(1,726)

As of December 31, 2018
U.S. government agencies	—	—	28,116	(910)	28,116	(910)
U.S. agency mortgage-backed securities	—	—	42,041	(1,726)	42,041	(1,726)
U.S. agency collateralized mortgage obligations	8,055	(85)	40,735	(1,081)	48,790	(1,166)
Asset-backed securities	5,563	(41)	—	—	5,563	(41)
Corporate bonds	20,228	(455)	38,964	(1,438)	59,192	(1,893)
Obligations of states & political subdivisions	12,367	(104)	68,982	(1,497)	81,349	(1,601)

Total temporarily impaired securities	46,213	(685)	218,838	(6,652)	265,051	(7,337)

In the debt security portfolio there were 82 positions that were carrying unrealized losses as of June 30, 2019. There were no instruments considered to be other-than-temporarily impaired at June 30, 2019.

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

3.       Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at June 30, 2019 and December 31, 2018.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
June 30, 2019
CRA-qualified mutual funds	5,488	—	—	5,488
Bank stocks	754	21	(32)	743
Total equity securities	6,242	21	(32)	6,231

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2018
CRA-qualified mutual funds	5,410	—	—	5,410
Bank stocks	591	—	(67)	524
Total equity securities	6,001	—	(67)	5,934

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the year-to-date period ended June 30, 2019 and 2018, and the portion of unrealized gains and losses for the period that relates to equity investments held as of June 30, 2019 and 2018.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	$	$	$	$

Net gains (losses) recognized in equity securities during the period	27	(14)	44	17

Less: Net gains (losses) realized on the sale of equity securities during the period	—	30	—	30

Unrealized gains (losses) recognized in equity securities held at reporting date	27	16	44	47

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

4.        Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of June 30, 2019, and December 31, 2018:

LOAN PORTFOLIO
(DOLLARS IN THOUSANDS)
	June 30,	December 31,
	2019	2018
	$	$
Commercial real estate
Commercial mortgages	104,418	101,419
Agriculture mortgages	168,726	165,926
Construction	18,151	18,092
Total commercial real estate	291,295	285,437

Consumer real estate (a)
1-4 family residential mortgages	241,134	219,037
Home equity loans	10,536	10,271
Home equity lines of credit	66,535	64,413
Total consumer real estate	318,205	293,721

Commercial and industrial
Commercial and industrial	61,298	61,043
Tax-free loans	16,815	22,567
Agriculture loans	20,641	20,512
Total commercial and industrial	98,754	104,122

Consumer	8,397	9,197

Gross loans prior to deferred fees	716,651	692,477
Less:
Deferred loan costs, net	1,705	1,596
Allowance for loan losses	(8,957)	(8,666)
Total net loans	709,399	685,407

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $138,468,000 and $126,916,000 as of June 30, 2019, and December 31, 2018, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of June 30, 2019 and December 31, 2018. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

June 30, 2019	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	102,033	156,264	17,300	55,245	16,618	18,745	366,205
Special Mention	170	3,197	851	4,252	197	1,128	9,795
Substandard	2,215	9,265	—	1,801	—	768	14,049
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	104,418	168,726	18,151	61,298	16,815	20,641	390,049

December 31, 2018	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	99,013	154,132	17,567	59,348	22,367	19,487	371,914
Special Mention	176	3,478	525	518	200	453	5,350
Substandard	2,230	8,316	—	1,177	—	572	12,295
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	101,419	165,926	18,092	61,043	22,567	20,512	389,559

The largest movement in credit risk profile from December 31, 2018 to June 30, 2019 was a $3.9 million commercial and industrial (C&I) relationship that was downgraded from pass to special mention. This larger relationship, which provides a wide complement of leased equipment, accounted for the $3.7 million increase in commercial and industrial special mention loans since year end, and the majority of the increase in special mention loans for all commercial loan categories. This loan is current and has performed on a timely basis since origination. Agricultural loans not secured by real estate experienced a $675,000 increase in special mention loans from year end. This was primarily the result of a downgrading of one farmer with $920,000 of C&I balance, who has a mix of operations.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of June 30, 2019 and December 31, 2018:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

June 30, 2019	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	240,900	10,536	66,535	8,389	326,360
Non-performing	234	—	—	8	242

Total	241,134	10,536	66,535	8,397	326,602

December 31, 2018	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	218,641	10,271	64,413	9,196	302,521
Non-performing	396	—	—	1	397

Total	219,037	10,271	64,413	9,197	302,918

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of June 30, 2019 and December 31, 2018:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
June 30, 2019	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	993	993	103,425	104,418	—
Agriculture mortgages	—	377	816	1,193	167,533	168,726	—
Construction	—	—	—	—	18,151	18,151	—
Consumer real estate
1-4 family residential mortgages	274	184	234	692	240,442	241,134	234
Home equity loans	32	24	—	56	10,480	10,536	—
Home equity lines of credit	30	—	—	30	66,505	66,535	—
Commercial and industrial
Commercial and industrial	2	—	—	2	61,296	61,298	—
Tax-free loans	—	—	—	—	16,815	16,815	—
Agriculture loans	648	—	—	648	19,993	20,641	—
Consumer	1	—	8	9	8,388	8,397	8
Total	987	585	2,051	3,623	713,028	716,651	242

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2018	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	237	237	101,182	101,419	—
Agriculture mortgages	326	—	816	1,142	164,784	165,926	—
Construction	—	—	—	—	18,092	18,092	—
Consumer real estate
1-4 family residential mortgages	455	201	396	1,052	217,985	219,037	396
Home equity loans	62	35	—	97	10,174	10,271	—
Home equity lines of credit	95	—	—	95	64,318	64,413	—
Commercial and industrial
Commercial and industrial	24	—	—	24	61,019	61,043	—
Tax-free loans	—	—	—	—	22,567	22,567	—
Agriculture loans	118	—	—	118	20,394	20,512	—
Consumer	10	15	1	26	9,171	9,197	1
Total	1,090	251	1,450	2,791	689,686	692,477	397

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2019 and December 31, 2018:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	June 30,	December 31,
	2019	2018
	$	$

Commercial real estate
Commercial mortgages	993	1,017
Agriculture mortgages	816	816
Construction	—	—
Consumer real estate
1-4 family residential mortgages	—	—
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	—	—
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,809	1,833

As of June 30, 2019 and December 31, 2018, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three and six months ended June 30, 2019 and June 30, 2018, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	$	$	$	$

Average recorded balance of impaired loans	3,412	2,201	3,057	2,045
Interest income recognized on impaired loans	11	15	22	31

There were no loan modifications made during the three or six months ended June 30, 2019 or 2018 causing a loan to be considered a troubled debt restructuring (TDR). A TDR is a loan where management has granted a concession to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information regarding impaired loans by loan portfolio class as of June 30, 2019, and December 31, 2018:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

June 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	737	772	—	743	—
Agriculture mortgages	2,393	2,393	—	2,054	22
Construction	—	—	—	—	—
Total commercial real estate	3,130	3,165	—	2,797	22

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with no related allowance	3,130	3,165	—	2,797	22

With an allowance recorded:
Commercial real estate
Commercial mortgages	256	274	106	260	—
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	256	274	106	260	—

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	256	274	106	260	—

Total by loan class:
Commercial real estate
Commercial mortgages	993	1,046	106	1,003	—
Agriculture mortgages	2,393	2,393	—	2,054	22
Construction	—	—	—	—	—
Total commercial real estate	3,386	3,439	106	3,057	22

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total	3,386	3,439	106	3,057	22

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2019:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2018	4,296	2,408	1,428	102	432	8,666

Charge-offs	—	—	—	(17)	—	(17)
Recoveries	44	—	13	—	—	57
Provision	148	(140)	128	16	28	180

Balance - March 31, 2019	4,488	2,268	1,569	101	460	8,886

Charge-offs	—	—	—	(6)	—	(6)
Recoveries	43	—	1	3	—	47
Provision	(114)	122	(204)	(22)	248	30

Ending Balance - June 30, 2019	4,417	2,390	1,366	76	708	8,957

During the six months ended June 30, 2019, management charged off $23,000 in loans while recovering $104,000 and added $210,000 to the provision. The unallocated portion of the allowance did increase from 5.3% as of December 31, 2018, and 5.5% as of March 31, 2019, to 8.6% as of June 30, 2019. Management monitors the unallocated portion of the allowance and has guidelines for maintaining any unallocated allowance between 5.0% and 10.0% of the calculated required allowance for credit losses.

During the six-months ended June 30, 2019, net provision expense was recorded for the commercial real estate segment, while net credit provisions were recorded in the consumer real estate, commercial and industrial, and consumer segments. This was due to continued very low historical loss experience for these three segments. In the past two quarters, management has adjusted the qualitative factors across the loan portfolio to better reflect the forward risk in each loan segment. This has resulted in a slightly larger allowance for commercial real estate loans and slightly lower allowances for consumer real estate, commercial real estate and consumer, while the unallocated portion of the allowance increased. The Corporation’s commercial real estate allocation for credit losses was reduced by $114,000 in the second quarter of 2019, influenced by a reduction in real estate secured agricultural delinquencies that declined materially since March 31, 2019. The allowance for credit losses on consumer real estate grew in the second quarter of 2019 relative to the sharper growth in this segment offset partially by lower delinquencies than March 31, 2019 but unchanged from the prior June 30, 2019. The Commercial and industrial allocation for credit losses was reduced by $204,000 in the second quarter of 2019 as delinquencies declined significantly.

The Corporation’s commercial and industrial loans continue to experience lower levels of delinquency than both commercial and agricultural mortgage loans. As of June 30, 2019 the commercial and industrial loan delinquencies were running at a fourth of the level of business mortgage delinquencies. The commercial and industrial delinquencies on June 30, 2019 were only one third of the level of delinquencies as of December 31, 2018. Therefore, the provision for commercial and industrial loans was lowered by $204,000 for the three-month period ended June 30, 2019. The provision for consumer loans was reduced by $22,000 in the second quarter of 2019 as a result of the reductions in consumer credit lines and loan delinquencies from March 31, 2019 to June 30, 2019.

As of June 30, 2019, the 0.44% delinquency rate for all of the Corporation’s loans was down slightly from 0.46% as of December 31, 2018 levels, but was down moderately from 0.59% as of March 31, 2019. Charge-offs for the three and six months ended June 30, 2019, were very low at $5,000 and $22,000 compared to $8,000 and $360,000 for the same periods of 2018.

The agricultural lending sector has generally been under stress over the past several years due to lower commodity prices within certain agricultural industries. The Corporation’s agricultural portfolio is highly affected by volatility in the protein sector; particularly dairy and broiler prices. These are the two commodity price indicators that have the most immediate impact to the majority of the Corporation’s agricultural borrowers. Due to abundant supplies of eggs forecasted through 2019, egg prices will continue to exhibit downward pressures on producers. Broiler prices have slightly increased in 2019 but are forecasted to show continued stress due to expected weak domestic demand for the second half of 2019. Slaughter levels have increased slightly year over year, but with slow growth in meat demand, poultry integrators are taking active measures to control production. Milk prices remain historically low and have not broken out of a historical low three-year range. The average milk price for the first half of 2019 slightly exceeded the average for the first half of 2018, but income over feed costs remain low. The local dairy industry continues to undergo consolidation as it deals with overcapacity.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

These agricultural challenges did not adversely impact the Corporation’s agricultural loans until the end of 2018 when total agricultural delinquencies rose to $1.4 million, from zero at the end of 2017. As of June 30, 2019, total agricultural mortgage delinquencies rose to $1.9 million, but had declined from the recent high of $2.3 million as of March 31, 2019. The reduction since March 31, 2019 is consistent with slightly improved milk and poultry prices that began to improve in early 2019.

Agricultural mortgages over 90 days delinquent remained unchanged at $816,000 from December 31, 2018 to June 30, 2019. The agricultural mortgages over 90 days delinquent are made up of two loans to one dairy farmer, with the largest loan of $766,000 backed by a 90% FSA guarantee. Both of the loans were placed on non-accrual at the end of the fourth quarter of 2018. The borrower has been trying to sell the property since mid-2018. As of June 30, 2019, the Bank was proceeding on foreclosure proceedings on this loan. Management does not anticipate any charge-off on this loan due to the sufficiency of collateral and the FSA guarantee. Outside of this relationship, it was the 60-89 days past due delinquencies that were primarily responsible for the increase in total agricultural mortgage delinquencies. Management will continue to closely monitor the level of agricultural mortgage delinquencies for trends like declining borrower performance.

Outside of the above measurements and indicators, management continues to utilize nine qualitative factors to continually refine the potential credit risks across the Corporation’s various loan types. The majority of the qualitative factors had little change during the first half of 2019. Minor adjustments to the qualitative factors covering changes in lending policies and procedures, trends in the nature and volume of the loan portfolio, and levels of and trends in delinquency, non-accruals, and charge-offs were made throughout the first half of 2019 as these levels increased or decreased. The other qualitative factors remained consistent since December 31, 2018, requiring no adjustments to the allowance.

The following table details activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2018:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2017	3,863	2,052	1,829	98	398	8,240

Charge-offs	(224)	—	(110)	(18)	—	(352)
Recoveries	—	—	4	1	—	5
Provision	408	137	(422)	(9)	76	190

Balance - March 31, 2018	4,047	2,189	1,301	72	474	8,083

Charge-offs	—	—	—	(8)	—	(8)
Recoveries	—	—	2	4	—	6
Provision	(43)	(7)	(21)	63	98	90

Balance - June 30, 2018	4,004	2,182	1,282	131	572	8,171

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

During the six months ended June 30, 2018, provision expenses were recorded for the commercial real estate, consumer real estate, and consumer segments with a credit provision recorded for the commercial and industrial segment. The increase in the allowance for commercial real estate loans was primarily a result of higher levels of charge-offs in the first six months of 2018. The increase in the amount of the allowance for loan losses allocated to the consumer real estate and consumer segment was primarily a result of growth in these portfolios during the six months ended June 30, 2018. The decrease in commercial and industrial loans from December 31, 2017 to June 30, 2018 was caused by a qualitative factor change across the portfolio and also by the declining level of substandard commercial and industrial loans. The qualitative factors were adjusted across the loan portfolio to better reflect the forward risk in each portfolio. Commercial and consumer real estate carried heavier risk factors, while commercial and industrial was adjusted down. While commercial and industrial did have charge-offs in the first quarter of 2018 they were relative to the size of the allowance and sufficiently covered with prior provisions. There was no commercial and industrial charge-offs in the second quarter of 2018, as well as the commercial and consumer real estate areas. Meanwhile the amount of commercial and industrial loans rated substandard, declined from $3.2 million on December 31, 2017, to $2.8 million as of March 31, 2018, and to $2.0 million as of June 30, 2018. While the balances of commercial and industrial loans increased moderately from December 31, 2017 to June 30, 2018, the required allowance and related provision for these loans is influenced more heavily by the amount of classified loans.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of June 30, 2019 and December 31, 2018:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of June 30, 2019:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	106	—	—	—	—	106
Ending balance: collectively evaluated
for impairment	4,311	2,390	1,366	76	708	8,851

Loans receivable:
Ending balance	291,295	318,205	98,754	8,397		716,651
Ending balance: individually evaluated
for impairment	3,386	—	—	—		3,386
Ending balance: collectively evaluated
for impairment	287,909	318,205	98,754	8,397		713,265

As of December 31, 2018:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	132	—	—	—	—	132
Ending balance: collectively evaluated
for impairment	4,164	2,408	1,428	102	432	8,534

Loans receivable:
Ending balance	285,437	293,721	104,122	9,197		692,477
Ending balance: individually evaluated
for impairment	2,709	—	—	—		2,709
Ending balance: collectively evaluated
for impairment	282,728	293,721	104,122	9,197		689,768

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of June 30, 2019, and December 31, 2018, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	June 30, 2019
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	31,031	—	31,031
U.S. agency mortgage-backed securities	—	46,092	—	46,092
U.S. agency collateralized mortgage obligations	—	54,908	—	54,908
Asset-backed securities	—	13,859	—	13,859
Corporate bonds	—	52,498	—	52,498
Obligations of states & political subdivisions	—	92,539	—	92,539
Equity securities	6,231	—	—	6,231

Total securities	6,231	290,927	—	297,158

On June 30, 2019, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of June 30, 2019, the CRA fund investments had a $5,488,000 book and fair market value and the bank stock portfolio had a book value of $754,000, and fair market value of $743,000.

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

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	June 30, 2019
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$3,280	$3,280
Total	$—	$—	$3,280	$3,280

	December 31, 2018
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$2,577	$2,577
Total	$—	$—	$2,577	$2,577

The Corporation had a total of $3,386,000 of impaired loans as of June 30, 2019, with $106,000 of specific allocation against these loans and $2,709,000 of impaired loans as of December 31, 2018, with $132,000 of specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

June 30, 2019
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	3,280	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

December 31, 2018
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,577	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	June 30, 2019
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	51,670	51,670	51,670	—	—
Regulatory stock	6,959	6,959	6,959	—	—
Loans held for sale	3,473	3,473	3,473	—	—
Loans, net of allowance	709,399	712,886	—	—	712,886
Mortgage servicing assets	806	828	—	—	828
Accrued interest receivable	4,097	4,097	4,097	—	—
Bank owned life insurance	28,429	28,429	28,429	—	—

Financial Liabilities:
Demand deposits	345,483	345,483	345,483	—	—
Interest-bearing demand deposits	21,982	21,982	21,982	—	—
NOW accounts	92,578	92,578	92,578	—	—
Money market deposit accounts	138,793	138,793	138,793	—	—
Savings accounts	205,902	205,902	205,902	—	—
Time deposits	136,868	137,833	—	—	137,833
Total deposits	941,606	942,571	804,738	—	137,833

Long-term debt	74,628	73,671	—	—	73,671
Accrued interest payable	493	493	493	—	—

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

7.       Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of June 30, 2019, firm loan commitments were $56.3 million, unused lines of credit were $256.3 million, and open letters of credit were $10.0 million. The total of these commitments was $322.6 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

8. Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2019 and 2018 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2018	(5,678)
Other comprehensive income before reclassifications	2,553
Amount reclassified from accumulated other comprehensive loss	(64)
Period change	2,489

Balance at March 31, 2019	(3,189)
Other comprehensive income before reclassifications	3,571
Amount reclassified from accumulated other comprehensive income	(84)
Period change	3,487

Balance at June 30, 2019	298

Balance at December 31, 2017	(3,195)
Other comprehensive loss before reclassifications	(2,685)
Amount reclassified from accumulated other comprehensive loss	(27)
Reclassification of certain income tax effects from accumulated other comprehensive loss	(634)
Period change	(3,346)

Balance at March 31, 2018	(6,541)
Other comprehensive loss before reclassifications	(286)
Amount reclassified from accumulated other comprehensive loss	49
Period change	(237)

Balance at June 30, 2018	(6,778)

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended June 30,
	2019	2018	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains,	106	(62)	Gains (losses) on the sale of
reclassified into earnings			debt securities, net
Related income tax expense	(22)	13	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	84	(49)

(1) Amounts in parentheses indicate debits.

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Six Months
	Ended June 30,
	2019	2018	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains,	187	(28)	Gains (losses) on the sale of
reclassified into earnings			debt securities, net
Related income tax expense	(39)	6	Provision for federal income taxes
Net effect on accumulated other comprehensive
income for the period	148	(22)

(1) Amounts in parentheses indicate debits.

9. Leases

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

The following table represents the Consolidated Balance Sheet classification of the Corporation’s ROU assets and lease liabilities.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Lease Consolidated Balance Sheets Classification
(Dollars in Thousands)	Classification	June 30, 2019
Lease Right-of-Use Assets

Operating lease right-of use assets	Other Assets	$996

Lease Liabilities
Operating lease liabilties	Other Liabilities	$1,002

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

June 30, 2019
Weighted-average remaining lease term
Operating leases	5.7 years
Weighted-average discount rate
Operating leases	3.09%

The following table represents lease costs and other lease information. As the Corporation elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2019 were as follows:

Lease Payment Schedule
(Dollars in Thousands)	Operating Leases
Twelve Months Ended:
June 30, 2020	$199
June 30, 2021	199
June 30, 2022	195
June 30, 2023	150
June 30, 2024	155
Thereafter	190
Total Future Minimum Lease Payments	1,088
Amounts Representing Interests	(86)
Present Value of Net Future Minimum Lease Payments	$1,002

10. Change in Capital Structure

On April 17, 2019 ENB Financial Corp announced the Board of Directors declared a two-for-one stock split of the Corporation’s issued and outstanding common stock pursuant to which one (1) additional share of common stock was issued for each share of common stock held by shareholders of record as of the close of business on May 31, 2019. The additional shares were issued on June 28, 2019. The stock split was effected pursuant to articles of amendment to the articles of incorporation to reduce the par value of the common stock from $0.20 to $0.10 and increase the authorized shares of common stock proportionately from 12,000,000 to 24,000,000. Per share data reflected on the Corporation’s consolidated statements of income are restated as if the stock split had occurred at the beginning of the earliest period presented.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

11. Recently Issued Accounting Standards

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. This Update is not expected to have a significant impact on the Corporation’s financial statements.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In May 2019, the FASB issued ASU 2019-06, Intangibles – Goodwill and Other (Topic 350), Business Combinations (Topic 805), and Not-for-Profit Entities (Topic 958): Extending the Private Company Accounting Alternatives on Goodwill and Certain Identifiable Intangible Assets to Not-for-Profit Entities, which extend the scope of the goodwill accounting alternative provided in ASU 2014-02 and the intangible asset accounting alternative provided in ASU 2014-18 to not-for-profit entities. Instead of testing goodwill for impairment annually at the reporting unit level, a not-for-profit entity may now elect the goodwill accounting alternative to (a) amortize goodwill on a straight-line basis over 10 years or less than 10 years if the entity demonstrates that another useful life is more appropriate, (b) make a policy election to test goodwill for impairment at either the entity level or the reporting unit level, and (c) test goodwill for impairment only when a triggering event occurs that indicates that the fair value of an entity (or a reporting unit) may be below its carrying amount. Furthermore, for identifiable intangible assets, instead of separately recognizing most intangible assets at fair value on the transaction date, a not-for-profit entity may now elect the intangible asset accounting alternative to subsume the following intangible assets into goodwill: (a) customer-related intangible assets that aren’t capable of being sold or licensed independently from the other assets of the business, and (b) noncompetition agreements acquired in an acquisition. The goodwill accounting alternative must be elected if the intangible asset accounting alternative is elected. However, the goodwill accounting alternative may be elected without electing the intangible asset accounting alternative. The amendments are effective immediately. This Update did not have a significant impact on the Corporation’s financial statements.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. Other miscellaneous updates to agree to the electronic Code of Federal Regulations also have been incorporated.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	National and local economic conditions
•	Effects of slow economic conditions or prolonged economic weakness, specifically the effect on loan customers to repay loans
•	Health of the housing market
•	Real estate valuations and its impact on the loan portfolio
•	Interest rate and monetary policies of the Federal Reserve Board
•	Volatility of the securities markets including the valuation of securities
•	Future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Impact of mergers and acquisition activity in the local market and the effects thereof
•	Potential impact from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses
•	Changes in customer behavior impacting deposit levels and loan demand
•	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	Results of the regulatory examination and supervision process
•	The impact of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations issued thereunder
•	Possible changes to the capital and liquidity requirements of the current Basel III standards and other regulatory pronouncements, regulations and rules
•	Disruptions due to flooding, severe weather, or other natural disasters
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful

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

Results of Operations

Overview

The Corporation recorded net income of $3,089,000 and $5,692,000 for the three and six-month periods ended June 30, 2019, a 45.3% and 15.1% increase respectively, from the $2,126,000 and $4,947,000 earned during the same periods in 2018. The earnings per share, basic and diluted, were $0.54 and $1.00 for the three and six months ended June 30, 2019, compared to $0.37 and $0.87 for the same periods in 2018. The increase in the Corporation’s 2019 earnings was caused primarily by growth in net interest income (NII), as well as limited increases in operating expenses, resulting in improved efficiency.

The Corporation’s NII increased by $1,103,000, or 13.7%, and $2,336,000, or 14.8%, for the three and six months ended June 30, 2019, compared to the same periods in 2018. The increase in NII primarily resulted from an increase in interest and fees on loans of $1,605,000, or 23.9%, and $3,230,000, or 24.7%, for the three and six-month periods ended June 30, 2019. The increase in NII was partially offset by an increase in interest expense. The Corporation’s interest expense on deposits and borrowings increased by $462,000, or 54.9%, and $867,000, or 53.7%, for the three and six-month periods ended June 30, 2019, compared to 2018.

The Corporation recorded $60,000 less provision expense in the second quarter of 2019 compared to the same quarter of 2018, with $30,000 of provision compared to $90,000 of provision for the second quarter of 2018. For the six-month period ended June 30, 2019, the Corporation recorded $70,000 less provision expense, with $210,000 of provision expense compared to $280,000 in the same period of 2018. The gains from the sale of debt securities were $106,000 for the three months ended June 30, 2019, and $187,000 for the six months ended June 30, 2019, compared to losses of $62,000 and $28,000 for the same periods in 2018. Market interest rates were lower in 2019, making it more conducive to achieving gains from the sale of securities. The gain on the sale of mortgages increased by $63,000, or 17.9%, and $177,000, or 30.2%, for the three and six-month periods ended June 30, 2019, compared to the prior year’s periods. The volume of mortgages sold was higher during the first six months of 2019 compared to the same period in the prior year. Total operating expenses increased marginally by $50,000, or 0.6%, and $448,000, or 2.8%, for the three and six months ended June 30, 2019, compared to the same periods in 2018.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE increased for the three and six months ended June 30, 2019, compared to the same periods in the prior year due primarily to higher earnings.

Key Ratios	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Return on Average Assets	1.11%	0.82%	1.04%	0.97%
Return on Average Equity	11.48%	8.80%	10.87%	10.25%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

•	Provision for loan losses
•	Other income
•	Operating expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income

NII represents the largest portion of the Corporation’s operating income. In the first six months of 2019, NII generated 77.4% of the Corporation’s gross revenue stream, which consists of net interest income and non-interest income, compared to 72.5% in the first six months of 2018. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $190,000 and $392,000 for the three and six months ended June 30, 2019, compared to $223,000 and $452,000 for the same periods in 2018.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	$	$	$	$
Total interest income	10,462	8,897	20,624	17,421
Total interest expense	1,304	842	2,483	1,616

Net interest income	9,158	8,055	18,141	15,805
Tax equivalent adjustment	190	223	392	452

Net interest income (fully taxable equivalent)	9,348	8,278	18,533	16,257

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect net interest income:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. Until December 16, 2015, the Federal funds rate had not changed since December 16, 2008, a period of seven years. Since December 16, 2015, a period over three and a half years, the Federal funds rate has been increased nine (9) times from 0.25% to 2.50%. Four of those rate increases occurred in 2018, with the final increase on December 15, 2018. In the first half of 2019, no Federal Reserve rate actions took place, however on July 31, 2019, the Federal Reserve lowered the Federal Funds rate by 0.25% from 2.50% to 2.25%. This was done out of concern of a slowing economy.

At the time this report was being prepared, the expectations were for the Federal Reserve to decrease rates on July 31, 2019, and one more time during 2019. It should be noted that it was ten years ago that the Federal Reserve last decreased rates in July of 2009 after concern of economic slowdown after the great recession. Management anticpates a reduction in interest income in the third quarter of 2019 as a result of the recent Federal Reserve rate decrease. All of the Corporation’s prime-based floating rate loans will reset lower by 0.25%. These decreases will begin to occur in August of 2019.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The shape of the U.S. Treasury curve also directly impacts the Corporation’s net interest income. During the first half of 2019, the U.S. Treasury curve has been very flat. This is generally not beneficial to banks as funding sources are typically shorter terms than the assets invested in. A sharper yield curve is beneficial to financial institutions as a larger spread can be made on the asset versus the liability utilized. Throughout most of the first half of 2019, the spread between the 2-year and 10-year U.S. Treasury averaged around 20 basis points. This is a very low spread in terms of historical performance. Additionally, the yield curve has been very flat betwee the 2-year and 5-year terms. There has also been an inversion on the U.S. Treasury curve as the 3-month U.S. Treasury yields have been higher than the 2-year U.S. Treasury yields. This is indicating the market anticipates the overnight and short-term rates will likely be coming down, which has now started to occur.

The combination of lower overnight rates, an inverted yield curve on the short end, and a generally flat yield curve out to longer rates, makes it more difficult for the Corporation to generate higher net interest income. It is likely the Corporation’s net interest margin will decline in the third quarter and any increase in net interest income will need to come from growth of interest earning assets.

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate was 5.50% as of June 30, 2019. As of August 1, 2019, the Prime rate changed to 5.25%. The Corporation’s Prime-based loans, including home equity lines of credit and some variable rate commercial loans, reprice a day after the Federal Reserve rate movement.

As a result of the prior Federal Reserve rate increases and the significant growth of the loan portfolio, the Corporation’s NII on a tax equivalent basis has been increasing significantly. The Corporation’s margin decreased in the beginning of 2018 primarily as a result of lower tax-equivalent yields on the Corporation’s municipal securities, which were negatively impacted by the lower corporate tax rate. Subsequent to the tax rate change, the Corporation’s net interest margin began increasing again. The net interest margin for the first quarter of 2019 was 3.59% and declined slightly to 3.56% for the second quarter of 2019 due to higher costs on the interest expense side. The Corporation’s NII on a tax-equivalent basis increased for the three months ended June 30, 2019, by $1,070,000, or 12.9%, and for the six months ended June 30, 2019, by $2,276,000, or 14.0%, over the same periods in 2018. Management’s asset liability sensitivity measurements continue to show a benefit to both margin and NII given Federal Reserve rate increases. Actual results over the past two years have confirmed the asset sensitivity of the Corporation’s balance sheet. Management expects that any Federal Reserve rate decreases in 2019 would have a negative impact on both margin and NII. Any improvements in NII will be driven primarily by loan growth.

The extended extremely low Federal funds rate had enabled management to reduce the average cost of funds over a period of years. However, in 2018, this trend reversed with slight increases in both deposit and borrowings interest expense as the cost to replace maturing borrowings increased and rates paid on deposits increased slightly. The cost of funds increased even further in the first half of 2019 due to a change in classification of a cash management product and as a result of higher rates paid on time deposits and long-term borrowings. While the low Prime rate reduced the average yield on the Corporation’s loans for many years, the rate increases in 2018, did act to enhance interest income. With a lower Prime rate projected throughout the remainder of 2019, the Corporation’s asset yields will see a decrease, but helping to offset this decline could be a stabilization of costs on the interest expense side. The potential of Federal Reserve rate decreases acts to lower the Corporation’s NII and net interest margin (NIM) because of the variable rate portion of the loan portfolio, which resets every time the Prime rate changes.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With lower Treasury rates in the first half of 2019 compared to the same period in 2018, security reinvestment has been occurring at lower levels as cash flows from the securities portfolio are generally being reallocated into loan portfolio growth. Because of the lower market interest rates and very flat yield curve, it is difficult to achieve substantially higher yields in the investment portfolio.

The Corporation’s loan portfolio yield has increased over prior years’ periods as the variable rate portion of the loan portfolio repriced higher with each Federal Reserve rate movement. The vast majority of the Corporation’s commercial Prime-based loans were priced at the Prime rate, which was 5.50%, throughout the first six months of 2019. The pricing for the most typical five-year fixed rate commercial loans is currently very similar to the Prime rate. With the July 31, 2019 Federal Reserve 0.25% rate reduction and the potential for more rate decreases, adding variable rate loans to the portfolio means they will immediately reprice down when the Fed lowers rates. There are elements of the Corporation’s Prime-based commercial loans priced above the Prime rate based on the level of credit risk of the borrower. Management does price a portion of consumer variable rate loans above the Prime rate, which also helps to improve loan yield. Both commercial and consumer Prime-based pricing continues to be influenced by local competition.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Mid-term and long-term interest rates on average were lower in 2019 compared to 2018. The average rate of the 10-year U.S. Treasury was 2.49% in the first half of 2019 compared to 2.84% in the first half of 2018, and it stood at 2.00% on June 30, 2019, compared to 2.85% on June 30, 2018. The slope of the yield curve has been compressed throughout 2018 and even inverted through the first six months of 2019, with the 10-year U.S. Treasury rate lower than the overnight Fed funds rate by 50 basis points. As of June 30, 2018, the 10-year U.S. Treasury rate was 85 basis points higher than the Fed funds rate. The slope of the yield curve has fluctuated many times in the past two years with the 10-year U.S. Treasury yield as high as 2.79% in the first half 2019 and 3.11 % in the first half of 2018, and as low as 2.00% in 2019, and 2.44% in 2018.

While the Corporation’s overall cost of funds remains low, there were increases in 2018 and through the first half of 2019 due to higher interest expense on both deposits and borrowings. Core deposit interest rates are still very low and have not been increased significantly, although time deposit rates have increased for two odd-month CD specials that were initiated in the fourth quarter of 2018. The Corporation increased interest rates marginally on the Corporation’s interest bearing core accounts. Further rate increases are not as likely given the expectations for possible further Federal Reserve rate decreases throughout 2019. Typically, financial institutions will make small systematic moves on core interest bearing accounts while making larger rate increases in the pricing of new or reissued time deposits. Borrowing costs, and the wholesale borrowing curves that they are based on, generally follow the direction and slope of the U.S. Treasury curve. However, these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation refinanced the majority of borrowings at higher rates in 2018 and 2019 as lower-priced borrowings matured with no ability to refinance at lower rates, so the interest rates on borrowings increased during 2018 and during the first half of 2019.

Management currently anticipates that the overnight interest rate and Prime rate will be reduced throughout the remainder of 2019. It is likely that mid and long-term U.S. Treasury rates will remain relatively suppressed throughout the remainder of the year. This flat yield curve makes it more difficult for management to lend out or reinvest at higher interest rates out further on the yield curve. However, the anticipation of declining rates provides some ability to hold deposit rates at current levels to control the increase in interest expense.

The following table provides an analysis of year-to-date changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Six Months Ended June 30			Six Months Ended June 30,
	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	(54)	(27)	(81)	(32)	133	101

Securities available for sale:
Taxable	(29)	280	251	213	270	483
Tax-exempt	(315)	5	(310)	(422)	(1,041)	(1,463)
Total securities	(344)	285	(59)	(209)	(771)	(980)

Loans	2,270	970	3,240	780	475	1,255
Regulatory stock	21	22	43	15	76	91

Total interest income	1,893	1,250	3,143	554	(87)	467

INTEREST EXPENSE

Deposits:
Demand deposits	54	594	648	9	57	66
Savings deposits	2	—	2	3	—	3
Time deposits	(52)	148	96	(58)	31	(27)
Total deposits	4	742	746	(46)	88	42

Borrowings:
Total borrowings	5	116	121	1	140	141

Total interest expense	9	858	867	(45)	228	183

NET INTEREST INCOME	1,884	392	2,276	599	(315)	284

During the first six months of 2019, the Corporation’s NII on an FTE basis increased by $2,276,000, or 14.0%, over the same period in 2018. Total interest income on an FTE basis for the six months ended June 30, 2019, increased $3,143,000, or 17.6%, from 2018, while interest expense increased $867,000, or 53.7%, for the six months ended June 30, 2019, compared to the same period in 2018. The FTE interest income from the securities portfolio decreased by $59,000, or 1.4%, while loan interest income increased $3,240,000, or 24.6%. During the first six months of 2019, additional loan volume caused by loan growth added $2,270,000 to net interest income, and the higher yields caused a $970,000 increase, resulting in a total increase of $3,240,000. Lower balances in the securities portfolio caused a decrease of $344,000 in NII, while higher yields on securities caused a $285,000 increase, resulting in a net decrease of $59,000. The Corporation sold a number of municipal bonds throughout 2018 and 2019 due to the reduction in the Federal Corporate tax rate as well as a desire to sell some longer securities and replace with shorter ones.

The average balance of interest bearing liabilities increased by 6.4% during the six months ended June 30, 2019, compared to the prior year driven by growth in deposit balances. The higher cost on deposit accounts resulted in an increase in interest expense. Higher interest rates on all deposit groups except savings deposits caused a $742,000 increase in interest expense while slightly higher balances of demand and savings deposits caused an increase in expense of $4,000 resulting in a total increase of $746,000.

Out of all the Corporation’s deposit types, interest-bearing demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes. Time deposit balances decreased resulting in a $52,000 reduction to expense, and time deposits repricing to higher interest rates increased interest expense by $148,000, causing a net total increase of $96,000 in time deposit interest expense. Even with the low rate environment, the Corporation was successful in increasing balances of other deposit types.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The average balance of outstanding borrowings did not change materially from the prior year and resulted in an increase in interest expense of $5,000. The higher market interest rates increased interest expense on the Corporation’s borrowings by $116,000, as long-term borrowings at lower interest rates matured and were replaced with new advances at higher rates. The aggregate of these amounts was an increase in interest expense of $121,000 related to total borrowings.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended June 30,
	2019			2018
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	22,292	119	2.14	21,091	134	2.55

Securities available for sale:
Taxable	211,520	1,289	2.44	215,702	1,224	2.27
Tax-exempt	89,831	753	3.35	108,699	917	3.38
Total securities (d)	301,351	2,042	2.71	324,401	2,141	2.64

Loans (a)	721,770	8,354	4.64	619,199	6,747	4.36

Regulatory stock	6,859	137	7.99	6,190	98	6.37

Total interest earning assets	1,052,272	10,652	4.05	970,881	9,120	3.76

Non-interest earning assets (d)	68,746			65,108

Total assets	1,121,018			1,035,989

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	260,750	449	0.69	211,174	128	0.24
Savings deposits	202,415	26	0.05	198,033	25	0.05
Time deposits	136,721	439	1.29	143,717	359	1.00
Borrowed funds	75,160	390	2.08	73,322	330	1.81
Total interest bearing liabilities	675,046	1,304	0.77	626,246	842	0.54

Non-interest bearing liabilities:

Demand deposits	334,287			309,727
Other	3,777			3,062

Total liabilities	1,013,110			939,035

Stockholders' equity	107,908			96,954

Total liabilities & stockholders' equity	1,121,018			1,035,989

Net interest income (FTE)		9,348			8,278

Net interest spread (b)			3.28			3.22
Effect of non-interest
bearing deposits			0.28			0.19
Net yield on interest earning assets (c)			3.56			3.41

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $1,669,000 as of June 30, 2019, and $1,365,000 as of June 30, 2018.  Such fees and costs recognized through income and included in the interest amounts totaled ($129,000) in 2019, and ($122,000) in 2018.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Six Months Ended June 30,
	2019			2018
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	16,846	166	1.99	22,149	247	2.25

Securities available for sale:
Taxable	210,622	2,608	2.48	213,249	2,357	2.21
Tax-exempt	92,269	1,555	3.37	110,966	1,866	3.36
Total securities (d)	302,891	4,163	2.75	324,215	4,223	2.61

Loans (a)	713,243	16,424	4.62	612,691	13,185	4.31

Regulatory stock	6,680	263	7.86	6,111	219	7.18

Total interest earning assets	1,039,660	21,016	4.05	965,166	17,874	3.71

Non-interest earning assets (d)	66,595			65,574

Total assets	1,106,255			1,030,740

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	254,536	878	0.70	212,042	230	0.22
Savings deposits	201,972	51	0.05	194,795	49	0.05
Time deposits	135,999	808	1.20	146,202	712	0.98
Borrowed funds	73,487	746	2.02	72,978	626	1.73
Total interest bearing liabilities	665,994	2,483	0.75	626,017	1,617	0.52

Non-interest bearing liabilities:

Demand deposits	331,319			304,661
Other	3,352			2,768

Total liabilities	1,000,665			933,446

Stockholders' equity	105,590			97,294

Total liabilities & stockholders' equity	1,106,255			1,030,740

Net interest income (FTE)		18,533			16,257

Net interest spread (b)			3.30			3.19
Effect of non-interest
bearing deposits			0.27			0.18
Net yield on interest earning assets (c)			3.57			3.37

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $1,639,000 as of June 30, 2019, and $1,319,000 as of June 30, 2018.  Such fees and costs recognized through income and included in the interest amounts totaled ($248,000) in 2019, and ($236,000) in 2018.

(b) Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.

(c) Net yield, also referred to as NIM, is computed by dividing NII (FTE) by total interest earning assets.

(d) Securities recorded at amortized cost.  Unrealized holding gains and losses are included in non-interest earning assets.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s interest income increased primarily due to increased interest income on loans, resulting in a higher NIM of 3.56% for the second quarter of 2019, compared to 3.41% for the second quarter of 2018 and 3.57% for the year-to-date period in 2019, compared to 3.37% for the same period in 2018. The yield earned on assets increased by 34 basis points during the six months ended June 30, 2019, while the rate paid on liabilities increased by 23 basis points when comparing both years. This resulted in an eleven basis point increase in interest spread, and the effect of non-interest bearing deposits increased by nine basis points during the six months ended June 30, 2019, compared to the prior year, resulting in the increase in NIM of 20 basis points. Management anticipates challenges improving NIM during the remainder of 2019 as the Federal Reserve will likely decrease rates putting pressure on the Corporation’s asset yields. Loan yields increased significantly during 2018 and throughout the first half of 2019 with the higher Prime rate and higher yields on fixed-rate loans. The increase in the Prime rate has helped to increase loan yields on variable rate consumer and commercial loans. Growth in the loan portfolio coupled with better yields on variable rate loans caused loan interest income to increase through June 30, 2019. The Corporation’s loan yield increased 31 basis points in the first half of 2019 compared to the first half of 2018. Loan interest income increased $3,239,000, or 24.6%, for the six months ended June 30, 2019, compared to the same period in 2018.

Loan pricing was challenging in early 2018 as a result of competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate or below. Pricing improved during the last half of 2018 and into the frist half of 2019 with much more significant loan growth. The current Prime rate of 5.50% is generally slightly higher than the typical business or commercial five-year fixed rates being extended. The commercial or business fixed rates do increase with longer fixed terms or lower credit quality. In terms of the variable rate pricing, nearly all variable rate loans offered are Prime-based. Management is able to price loan customers with higher levels of credit risk at Prime plus pricing, such as Prime plus 0.75%, currently 6.25%. However, there are relatively few of these higher rate loans in the commercial and agricultural portfolios due to the strong credit quality of the Corporation’s borrowers and market competition. Competition in the immediate market area has been pricing select shorter-term fixed-rate commercial and agricultural lending rates close to 4.50% for the strongest loan credits.

Tax equivalent yields on the Corporation’s securities increased by 14 basis points for the six months ended June 30, 2019, compared to the same period in 2018. The Corporation’s securities portfolio consists of nearly all fixed income debt instruments, however, the variable rate percentage of the portfolio was 13.3% as of June 30, 2019. The Corporation’s taxable securities experienced a 27 basis-point increase in yield for the six months ended June 30, 2019, compared to the same period in 2018. Security reinvestment in the first six months of 2019 has been occurring at higher rates even with increased amortization on mortgage-backed and collateralized mortgage obligation securities. The Corporation’s U.S. agency mortgage-backed securities and collateralized mortgage obligations experience faster principal prepayments as market rates decrease, causing the amortization of premium to increase, effectively decreasing the yield.

The yield on tax-exempt securities increased by one basis point for the six months ended June 30, 2019. For the Corporation, these bonds consist entirely of tax-free municipal bonds. The tax equivalent yield on this portion of the portfolio declined in 2018 due to the tax law changes. The yields on municipal bonds are not as attractive as they once were. Management was generally able to sell some of these bonds without taking net losses on this sector by taking advantage of improved bond pricing. Management desired to reduce the municipal bond sector due to three primary reasons. The first reason was to lower portfolio duration as a result of the continued Federal Reserve rate increases that were occurring in 2018. The municipal bonds typically have the longest duration out of all the Corporation’s securities. Secondly, the tax equivalent yield of all of these tax-free instruments was effectively reduced by approximately 16% as a result of the decrease in the Federal corporate tax rate from 34% to 21% at the end of 2017. Lastly, the Corporation’s loan growth increased sharply in the second half of 2018 and the first quarter of 2019, making it appropriate to partially fund this asset growth from the largest segment of the securities portfolio.

The Corporation’s average deposits increased $66.1 million, or 7.7%, with all types of interest-bearing deposits increasing $39.5 millon, or 7.1%, while non-interest bearing demand deposits increased $26.7 million, or 8.8%. In years prior to 2019 and 2018, with short-term rates low and with small rate differences for longer-term deposits, the consumer generally elected to stay short and maintain funds in accessible deposit instruments. Even with higher market rates available, it appears the customer still prefers keeping balances in both non-interest and interest bearing checking products and savings accounts. In addition to the consumer staying liquid with their available funds, there has been a general trend of funds flowing from time deposit accounts into non-interest checking, NOW and savings accounts. The average balance of the Corporation’s interest bearing liabilities increased during the six months ended June 30, 2019. The average balance of time deposits declined during this same period compared to 2018, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits, causing total interest bearing funds to increase. However, with slightly higher rates on NOW, MMDA, and time deposits, the Corporation incurred more interest expense. Time deposit balances have been growing more recently due to the odd-month CD promotions currently available and management expects these time deposit balances will continue to grow throughout the remainder of 2019, which will result in higher interest expense, but also provides needed liquidity to fund the continued loan growth.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Interest expense on deposits increased by $746,000, or 75.3%, for the six months ended June 30, 2019, compared to the same period in 2018. Demand and savings deposits reprice in their entirety whenever the offering rates are changed, therefore management is cautious in terms of increasing portfolio interest rates. Interest rates on interest checking and money market accounts were increased slightly in the fourth quarter of 2018. No core deposit rates were changed in the first half of 2019. For the six months ended June 30, 2019, the average balances of interest bearing demand deposits increased by $42.5 million, or 20.0%, over the same period in 2018, while the average balance of savings accounts increased by $7.2 million, or 3.7%.

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During the six months ended June 30, 2019, time deposit balances decreased compared to balances at June 30, 2018. The decrease can be attributed to the low rates paid on time deposits, which has caused the differential between time deposit rates and rates on non-maturity deposits to be minimal, as well as more competitive time deposit rates being offered by other financial institutions in the local market area. As a result, customers have elected to keep more of their funds in non-maturity deposits and less funds in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a more balanced deposit funding position and maintain a lower cost of funds. However, beginning in the fourth quarter of 2018 and continuing into the first half of 2019, time deposit balances began to increase once again with the offering of two odd-month term time deposit specials. Management expects this trend to continue throughout the remainder of 2019. The Corporation’s interest expense on time deposits increased by $96,000, or 13.5%, for the first six months of 2019, compared to the same period in 2018, despite the decrease in average balance. This growth in interest expense was due to the higher promotional rates that were offered beginning in the fourth quarter of 2018. Average balances of time deposits decreased by $10.2 million, or 7.0%, for the six months ended June 30, 2019, compared to the same period in 2018. The average annualized interest rate paid on time deposits increased by 22 basis points for the six-month period when comparing both years.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. Average short-term advances of $2,506,000 were utilized in the six months ended June 30, 2019, while average short-term advances of $6,525,000 were utilized in the six months ended June 30, 2018. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. Average total borrowings increased by $509,000, or 0.7%, for the six months ended June 30, 2019, compared to the same period in 2018. Interest expense on borrowed funds was $120,000, or 19.2% higher, for the six-month period when comparing 2019 to 2018.

For the six months ended June 30, 2019, the net interest spread increased by eleven basis points to 3.30%, compared to 3.19% for the six months ended June 30, 2018. The effect of non-interest bearing funds increased by nine basis points for the six-month period compared to the same period in the prior year. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. For example, if an interest checking account with $10,000 earns 1%, the benefit for $10,000 of non-interest bearing deposits is equivalent to $100; but if the interest-checking rate is increased to 1.50%, then the benefit of the non-interest bearing funds is $150. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the higher cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Provision for Loan Losses

The allowance for loan losses (ALLL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ALLL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a provision expense of $30,000 for the three months ended June 30, 2019, and $210,000 for the six months ended June 30, 2019, compared to $90,000 and $280,000 for the three and six months ended June 30, 2018, respectively. The analysis of the ALLL takes into consideration, among other things, the following factors:

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

During the six months ended June 30, 2019, the Corporation recorded provision expense of $210,000 primarily due to growth in the loan portfolio. Management closely tracks delinquent, non-performing, and classified loans as a percentage of capital and of the loan portfolio.

As of June 30, 2019, total delinquencies represented 0.44% of total loans, compared to 0.35% as of June 30, 2018. These ratios are extremely low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The level of classified loans has increased slightly from June 30, 2018 to June 30, 2019, from 14.2% of regulatory capital to 14.8% of regulatory capital. The delinquency and classified loan information is utilized in the quarterly ALLL calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. The level of actual charge-offs relative to the amount of recoveries can also have a significant impact on the provision. Management had recoveries that exceeded charge-offs by $81,000 in the first six months of 2019.

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

In the first six months of 2019, qualitative factors were adjusted based on current information regarding delinquency, economic conditions, and other factors. Changes in qualitative factors were unchanged for one loan pool, increased for one loan pool, and declined for the other seven loan pools. Adjustments to the qualitative factors were minor in nature with most changes being only five or ten basis points of adjustment, the lowest amount of adjustment that management will make.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Management also monitors the allowance as a percentage of total loans. The percentage of the allowance to total loans has decreased since June 30, 2018, but remains higher than the Bank’s national peer group from the Uniform Bank Performance Reports. As of June 30, 2019, the allowance as a percentage of total loans was 1.25%, down from 1.30% at June 30, 2018, but maintaining the same level as December 31, 2018. Management continues to evaluate the ALLL in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the ALLL is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Other Income

Other income for the second quarter of 2019 was $2,762,000, an increase of $134,000, or 5.1%, compared to the $2,628,000 earned during the second quarter of 2018. For the year-to-date period ended June 30, 2019, other income totaled $5,306,000, a decrease of $702,000, or 11.7%, compared to the same period in 2018. The following tables detail the categories that comprise other income.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OTHER INCOME

(DOLLARS IN THOUSANDS

	Three Months Ended June 30,
	2019	2018	Increase (Decrease)
	$	$	$	%

Trust and investment services	505	474	31	6.5
Service charges on deposit accounts	355	343	12	3.5
Other service charges and fees	338	494	(156)	(31.6)
Commissions	756	657	99	15.1
Gains/(losses) on securities transactions, net	106	(62)	168	(271.0)
Gains on equity securities, net	27	16	11	68.8
Gains on sale of mortgages	415	352	63	17.9
Earnings on bank owned life insurance	179	192	(13)	(6.8)
Other miscellaneous income	81	162	(81)	(50.0)

Total other income	2,762	2,628	134	5.1

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2019	2018	Increase (Decrease)
	$	$	$	%

Trust and investment services	1,042	1,028	14	1.4
Service charges on deposit accounts	677	666	11	1.7
Other service charges and fees	646	832	(186)	(22.4)
Commissions	1,411	1,241	170	13.7
Gains (losses) on securities transactions, net	187	(28)	215	(767.9)
Gains on equity securities, net	44	47	(3)	(6.4)
Gains on sale of mortgages	764	587	177	30.2
Earnings on bank owned life insurance	357	1,291	(934)	(72.3)
Other miscellaneous income	178	344	(166)	(48.3)

Total other income	5,306	6,008	(702)	(11.7)

Trust and investment services income increased $31,000, or 6.5%, and $14,000, or 1.4%, for the three and six months ended June 30, 2019, compared to the same periods last year. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the second quarter of 2019, traditional trust income increased by $7,000, or 2.5%, while income from alternative investments increased by $24,000, or 11.8%, compared to the second quarter of 2018. For the six months ended June 30, 2019, traditional trust services income increased by $11,000, or 1.7%, while income from alternative investment services increased by $3,000, or 0.8%, compared to the same period in 2018. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there continues to be great need for retirement, estate, small business succession planning, and personal investment services in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Other service charges and fees decreased by $156,000, or 31.6%, and $186,000, or 22.4%, for the three and six months ended June 30, 2019, compared to the same periods in 2018. The decrease is primarily due to a decrease in loan administration fees that were lower by $148,000, or 71.9%, and $226,000, or 63.3%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Additionally, mortgage origination fees were lower by $138,000 and $192,000, or 100.0%, for both the quarter and year-to-date periods in 2019 compared to the same periods in the prior year. Partially offsetting these decreases, fees on an off-balance sheet cash management product were $103,000 in the second quarter of 2019, and $187,000 for the year-to-date period in 2019, and are now being recorded in other service charges whereas in the prior year, the fees were included in interest income. Various other fee income categories increased or decreased to lesser degrees making up the remainder of the variance compared to the prior year.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Commissions increased by $99,000, or 15.1%, and $170,000, or 13.7%, for the three and six months ended June 30, 2019, compared to the same periods in 2018. This was primarily caused by debit card interchange income, which increased by $86,000, or 15.2%, and $159,000, or 14.7%, for the three and six months ended June 30, 2019, compared to the same periods in 2018. The interchange income is a direct result of the volume of debit card transactions processed and this income increases as customer accounts increase or as customers utilize their debit cards to a higher degree.

For the three and six months ended June 30, 2019, $106,000 and $187,000 of gains on securities transactions were recorded, respectively, compared to losses of $62,000 and $28,000, respectively, for the same periods in 2018. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses recorded by the Corporation depend heavily on market pricing and the volume of security sales. Generally, the lower U.S. Treasury yields go, the more management will be motivated to pursue taking gains from the sale of securities. However, these market opportunities are evaluated subject to the Corporation’s other asset liability measurements and goals. The yield curve in the first six months of 2019 provided better opportunities to take gains out of the portfolio than during the first six months of 2018.

Gains on the sale of mortgages were $415,000 for the three-month period ended June 30, 2019, compared to $352,000 for the same period in 2018, a $63,000, or 17.9% increase. For the six-month period ended June 30, 2019, mortgage gains amounted to $764,000, compared to $587,000 for the same period in 2018, a $177,000, or 30.2% increase. Mortgage activity was higher in the first half of 2019 compared to the prior year as a result of lower interest rates as mortgage rates are generally priced off the 10-year U.S. Treasury, which declined even though short-term rates were increasing. Management anticipates that gains throughout the remainder of 2019 may continue at a higher level compared to the prior year due to the favorable rate environment and reasonable margins received on the mortgages that are being sold.

For the three months ended June 30, 2019, earnings on bank-owned life insurance (BOLI) decreased by $13,000, or 6.8%, and for the six months ended June 30, 2019, earnings on BOLI decreased by $934,000, or 72.3%, compared to the same periods in 2018. The large year-to-date decrease in BOLI income was caused by $913,000 of insurance proceeds received in the first quarter of 2018 due to the death of a participant. The amount of BOLI income is generally dependent upon the actual return of the policies, the insurance cost components, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses.

The miscellaneous income category decreased by $81,000, or 50.0%, for the three months ended June 30, 2019, and $166,000, or 48.3%, for the six months ended June 30, 2019, compared to the same periods in 2018. The primary reason for the decrease in miscellaneous income was a decrease in net mortgage servicing income which declined by $56,000 for the quarter-to-date period and $148,000 for the year-to-date period in 2019 compared to 2018, due to the interest rate environment that resulted in faster amortization of existing mortgage servicing assets.

Operating Expenses

Operating expenses for the second quarter of 2019 were $8,217,000, an increase of $50,000, or 0.6%, compared to the $8,167,000 for the second quarter of 2018. For the year-to-date period ended June 30, 2019, operating expenses totaled $16,499,000, an increase of $448,000, or 2.8%, compared to the same period in 2018. The following tables provide details of the Corporation’s operating expenses for the three and six-month periods ended June 30, 2019, compared to the same periods in 2018.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,
	2019	2018	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	5,105	5,221	(116)	(2.2)
Occupancy expenses	590	602	(12)	(2.0)
Equipment expenses	287	291	(4)	(1.4)
Advertising & marketing expenses	166	205	(39)	(19.0)
Computer software & data processing expenses	609	574	35	6.1
Bank shares tax	232	229	3	1.3
Professional services	556	505	51	10.1
Other operating expenses	672	540	132	24.4
Total Operating Expenses	8,217	8,167	50	0.6

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2019	2018	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	10,293	10,181	112	1.1
Occupancy expenses	1,220	1,265	(45)	(3.6)
Equipment expenses	574	579	(5)	(0.9)
Advertising & marketing expenses	416	437	(21)	(4.8)
Computer software & data processing expenses	1,266	1,118	148	13.2
Bank shares tax	465	443	22	5.0
Professional services	1,031	938	93	9.9
Other operating expenses	1,234	1,090	144	13.2
Total Operating Expenses	16,499	16,051	448	2.8

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise approximately 62% of the Corporation’s total operating expenses. For the three months ended June 30, 2019, salaries and benefits decreased $116,000, or 2.2%, from the same period in 2018. For the six months ended June 30, 2019, salaries and benefits increased $112,000, or 1.1%, compared to the six months ended June 30, 2018. Salaries decreased by $226,000, or 5.7%, and employee benefits increased by $110,000, or 8.6%, for the three months ended June 30, 2019, compared to the same period in 2018. For the six months ended June 30, 2019, salary expense decreased by $172,000, or 2.2%, while employee benefits increased by $284,000, or 11.1%, compared to the six months ended June 30, 2018. Salary costs were lower due to higher deferred costs on loan originations which are recorded as a contra salary expense. Employee benefits expense was at a higher level for the quarter and year-to-date periods in 2019 due to higher health insurance costs which increased by $51,000, or 8.3%, and $170,000, or 14.1%, for the three and six months ended June 30, 2019, compared to the same periods in 2018.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Occupancy expenses decreased $12,000, or 2.0%, and $45,000, or 3.6%, for the three and six months ended June 30, 2019, compared to the same periods in the prior year. Utilities costs decreased by $25,000, or 13.3%, and $71,000, or 17.6%, when comparing the three and six months ended June 30, 2019, to the same periods in the prior year. These savings were primarily driven by lower telephone and electric costs. Various other occupancy expense categories increased or decreased by smaller amounts making up the remainder of the quarter and year-to-date variance.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Advertising and marketing expenses decreased by $39,000, or 19.0%, and $21,000, or 4.8%, for the three and six months ended June 30, 2019, compared to the same periods in 2018. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses decreased by $46,000, or 27.5%, for the quarter-to-date period, and increased by $12,000, or 4.4%, for the year-to-date period ended June 30, 2019, compared to the same periods in the prior year. Public relations expenses increasd by $7,000, or 18.1%, and decreased by $32,000, or 18.6%, for the three and six months ended June 30, 2019, compared to the same periods in 2018. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is highly dependent upon the execution of those strategies.

Computer software and data processing expenses increased by $35,000, or 6.1%, for the second quarter of 2019 compared to 2018, and $148,000, or 13.2%, for the six months ended June 30, 2019, compared to the same period in 2018. Software-related expenses were down by $19,000, or 5.6%, for the three months ended June 30, 2019, and up by $54,000, or 8.2%, for the six months ended June 30, 2019, compared to the same periods in the prior year. The year-to-date increase was primarily because of increased amortization on existing software as well as purchases of new software platforms to support the strategic initiatives of the Corporation. Software expenses are likely to continue to increase in 2019, but the actual increase will be dependent on how quickly new software platforms are identified, analyzed, approved and placed into service. Data processing fees were up $55,000, or 24.3%, and $94,000, or 20.6%, for the three and six months ended June 30, 2019, compared to the same periods in 2018. These fees are likely to increase throughout 2019 as data processing fees increase with the increase in customer transactions.

Bank shares tax expense was $232,000 for the second quarter of 2019, an increase of $3,000, or 1.3%, from the second quarter of 2018. For the year-to-date period, shares tax increased by $22,000, or 5.0%, compared to the prior year. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. The shares tax calculation uses a period-end balance of shareholders’ equity and a tax rate of 0.95%. The increase in 2019 can be primarily attributed to the Corporation’s growing value of shareholders’ equity.

Professional services expense increased $51,000, or 10.1%, and $93,000, or 9.9%, for the three and six-month periods ended June 30, 2019, compared to the same periods in 2018. These services include accounting and auditing fees, legal fees, and fees for other third-party services. Other outside service fees increased by $36,000, or 20.5%, and $77,000, or 22.5%, for the three and six months ended June 30, 2019, compared to the same periods in 2018. Trust department processing fees were higher by $29,000, or 51.2%, and $14,000, or 14.6%, for the three and six months ended June 30, 2019, compared to the same periods in 2018. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Income Taxes

Prior to 2018, the majority of the Corporation’s income was taxed at a corporate rate of 34% for Federal income tax purposes. In December of 2017, the Tax Cuts and Jobs Act lowered the corporate tax rate from 34% to 21% effective for 2018 and years going forward. For the six months ended June 30, 2019, the Corporation recorded Federal income tax expense of $1,046,000, compared to $535,000 for the six months ended June 30, 2018. The effective tax rate for the Corporation was 15.5% for the six months ended June 30, 2019, compared to 9.8% for the same period in 2018. The Corporation’s effective tax rate has historically been maintained at low levels primarily due to a relatively high level of tax-free municipal bonds held in the securities portfolio. The fluctuation of the effective tax rate will occur as a result of total tax-free revenue as a percentage of total revenue. The lower effective tax rate for the year-to-date period in 2018 was primarily caused by the lower Federal corporate tax rate as well as a higher percentage of tax-free income that was elevated by $913,000 of BOLI death benefit recognized in the first quarter of 2018.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation’s Holding Company has very limited taxable corporate net income activities. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is subject to Pennsylvania Bank Shares Tax. Like Federal Corporate income tax, the Pennsylvania Bank Shares Tax is a significant expense for the Corporation, amounting to $465,000 in the first half of 2019 compared to $443,000 in 2018. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of June 30, 2019, the Corporation had $290.9 million of securities available for sale, which accounted for 25.7% of assets, compared to 26.8% as of December 31, 2018, and 29.3% as of June 30, 2018. Based on ending balances, the securities portfolio decreased 5.3% from June 30, 2018, and 1.1% from December 31, 2018.

The securities portfolio was showing a net unrealized gain of $366,000 as of June 30, 2019, compared to an unrealized loss of $7,254,000 as of December 31, 2018, and an unrealized loss of $8,552,000 as of June 30, 2018. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates. The 10-year U.S. Treasury yield was 2.85% as of June 30, 2018, 2.69% as of December 31, 2018, and 2.00% as of June 30, 2019. The lower Treasury rates since December 31, 2018 have caused an increase in market valuation, which has resulted in the small amount of unrealized gains recorded at June 30, 2019, compared to losses recorded at December 31, 2018, and June 30, 2018.

The table below summarizes the Corporation’s amortized cost, unrealized gain or loss position, and fair value for each sector of the securities portfolio for the periods ended June 30, 2019, December 31, 2018, and June 30, 2018.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
June 30, 2019
U.S. government agencies	31,186	(155)	31,031
U.S. agency mortgage-backed securities	46,899	(807)	46,092
U.S. agency collateralized mortgage obligations	54,906	2	54,908
Asset-backed securities	13,926	(67)	13,859
Corporate bonds	52,680	(182)	52,498
Obligations of states and political subdivisions	90,953	1,586	92,539
Total debt securities, available for sale	290,550	377	290,927
Equity securities	6,242	(11)	6,231
Total securities	296,792	366	297,158

December 31, 2018
U.S. government agencies	31,025	(905)	30,120
U.S. agency mortgage-backed securities	46,363	(1,724)	44,639
U.S. agency collateralized mortgage obligations	55,182	(1,092)	54,090
Asset-backed securities	11,440	(41)	11,399
Corporate bonds	61,085	(1,893)	59,192
Obligations of states and political subdivisions	96,157	(1,532)	94,625
Total debt securities	301,252	(7,187)	294,065
Equity securities	6,001	(67)	5,934
Total securities	307,253	(7,254)	299,999

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
June 30, 2018
U.S. government agencies	35,089	(1,390)	33,699
U.S. agency mortgage-backed securities	48,039	(1,936)	46,103
U.S. agency collateralized mortgage obligations	58,120	(1,849)	56,271
Asset-backed securities	7,768	(32)	7,736
Corporate bonds	62,929	(1,577)	61,352
Obligations of states and political subdivisions	103,888	(1,796)	102,092
Total debt securities	315,833	(8,580)	307,253
Equity securities	5,709	28	5,737
Total securities available for sale	321,542	(8,552)	312,990

Interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income securities portfolio. There are also a number of other market factors that impact bond prices. During 2018, the Federal Reserve increased short-term rates four times, but mid and long-term U.S. Treasury rates did not increase at the same speed, so there was a general flattening of the yield curve throughout 2018. With lower long-term rates in the first half of 2019, the yield curve is even flatter resulting in the higher valuation of the securities portfolio. The 10-year U.S. Treasury reached a low of 2.44% in early 2018 then ran up to a 2018 high of 3.24% in November and slowly retreated until hitting 2.69% at the end of the year. In the first half of 2019, the 10-year U.S. Treasury rate slowly decreased to a June low of 2.00% where it finished the quarter. Management believes that U.S. Treasury rates will remain stagnant throughout the remainder of 2019 or could decrease with anticipated Federal Reserve rate decreases. Beyond interest rate movements, there are also a number of other factors that influence bond pricing including regulatory changes, financial performance of issuers, changes to credit rating of insurers of bonds, changes in market perception of certain classes of securities, and many more. Management monitors the changes in interest rates and other market influences to assist in management of the securities portfolio.

Any material increase in market interest rates would have a negative impact on the market value of the Corporation’s fixed income debt securities. As of June 30, 2019, approximately 86.7% of the Corporation’s debt securities were fixed rate securities with the other 13.3% variable rate. The variable rate instruments generally experience very little impact to valuation based on a change in rates, whereas the impact of a change in market interest rates will vary on the fixed rate securities according to type of bond, length and structure of each instrument. The municipal bond sector is the largest of the portfolio and, as a result, management will closely monitor the 10-year U.S. Treasury yield due to its impact on these securities. The other sectors of the portfolio have shorter lives and duration and would be more influenced by the 2-year and 5-year U.S. Treasury rates. It is anticipated that the current unrealized gains could improve even further if market rates remain stagnant or decrease during the remainder of the year.

The Corporation’s effective duration decreased in the second quarter of 2019, from 3.0 as of December 31, 2018, to 2.3 as of June 30, 2019. Effective duration is a measurement of the length of the securities portfolio with a higher level indicating more length and more exposure to an increase in interest rates. The securities portfolio base case effective duration was 3.3 as of June 30, 2018, and decreased to 3.0 as of December 31, 2018, with a further decline to 2.3 as of June 30, 2019. Duration is expected to remain stable or decline slightly throughout the remainder of 2019. The Corporation was able to reduce effective duration by purchasing more variable rate securities throughout 2018. Additionally, with declining rates, pass-through structures of MBS and CMO instruments typically shorten in duration as principal payments increase.

Management’s actions to maintain reasonable effective duration of the securities portfolio are part of a broader asset liability plan to continually work to mitigate future interest rate risk and fair value risk to the Corporation. Part of that strategy is to retain higher levels of cash and cash equivalents to increase liquidity and provide an immediate hedge against higher interest rates and fair value risk. However, despite taking actions to mitigate the Corporation’s future risk, these risks are inherent to the banking model. Unrealized gains and losses on securities will vary significantly according to market forces. Management’s focus will continue to be on the long-term performance of these securities. While management has and will continue to take gains from the portfolio when opportunities exist, the broader securities strategy remains to buy and hold debt securities until maturity. Because market interest rates were declining in the first half of 2019, there was some opportunity to realize gains from the sales of securities. As a result, gains from the sales of securities were up for the six months ended June 30, 2019, compared to the prior year’s period.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed and variable rate bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book and fair market value of $5.5 million. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price. The Corporation also has a small portfolio of bank stocks with a book value of $754,000 and fair market value of $743,000 as of June 30, 2019. The equity holdings make up 2.1% of the Corporation’s securities available for sale.

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

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending
	June 30, 2019		December 31, 2018		June 30, 2018
	$	%	$	%	$	%

U.S. government agencies	31,031	10.4	30,120	10.0	33,699	10.8
U.S. agency mortgage-backed securities	46,092	15.5	44,639	14.9	46,103	14.7
U.S. agency collateralized mortgage obligations	54,908	18.5	54,090	18.0	56,271	18.0
Asset-backed securities	13,859	4.7	11,399	3.8	7,736	2.5
Corporate debt securities	52,498	17.7	59,192	19.7	61,352	19.6
Obligations of states and political subdivisions	92,539	31.1	94,625	31.6	102,092	32.6
Total debt securities, available for sale	290,927	97.9	294,065	98.0	307,253	98.2

Marketable equity securities (a)	6,231	2.1	5,934	2.0	5,737	1.8

Total securities	297,158	100.0	299,999	100.0	312,990	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	credit risk of each instrument and risk-based capital considerations
•	Federal income tax considerations with regard to obligations of tax-free states and political subdivisions.

The Corporation’s U.S. government agency sector decreased by $2.7 million, or 7.9%, since June 30, 2018, with the weighting decreased from 10.8% of the portfolio to 10.4%. In the past, management’s goal was to maintain agency securities at approximately 15% of the securities portfolio. In the current rate environment, management is comfortable maintaining agencies at a level of approximately 10% of the portfolio. This sector is also important in maintaining adequate risk weightings of the portfolio, to ensure sufficient U.S. government securities for pledging purposes, and importantly to ladder out a schedule of agency and corporate maturities over the next 5 years to avoid any concentration of maturities. Next to U.S. Treasuries, U.S. agencies are viewed as the safest instruments and are considered by management as a foundational portion of the portfolio.

The Corporation’s U.S. agency MBS and CMO sectors have remained relatively unchanged in total since June 30, 2018. The Corporation’s CMO portfolio has decreased by $1.4 million, or 2.4%, while MBS balances did not materially change when comparing June 30, 2019, to balances at June 30, 2018. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow of approximately $2.0 million. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS and CMO securities is reasonably stable and as a group is material, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities.

Management invested in asset-backed securities in 2018 in the form of floating rate student loan pools in an effort to provide an instrument that will perform well in a rates-up environment and offset the interest rate risk of the longer fixed-rate municipal bonds. These securities provide a variable rate return materially above the overnight Federal funds rate in a safe investment with a risk rating very similar to that of U.S. Agency bonds. The asset-backed securities generally provide monthly principal and interest payments to complement the Corporation’s ongoing cash flow. Asset-backed securities were $13.9 million as of June 30, 2019, compared to $11.4 million as of December 31, 2018, and $7.7 million as of June 30, 2018.

As of June 30, 2019, the fair value of the Corporation’s corporate bonds decreased by $8.9 million, or 14.4%, from balances at June 30, 2018. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. In the prolonged period of historically low interest rates, the municipal bond sector has outperformed all other sectors of the portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. However, due to the decrease in the Federal tax rate as enacted by the Tax Cuts and Jobs Act, municipal yields do not outperform the other segments of the securities portfolio to the same degree as years prior to 2018. While the tax-equivalent yields are still good, the benefit of the tax-free income was impacted resulting in the sales of a number of municipal bonds in the fourth quarter of 2017. Additional municipal securities were sold throughout 2018 to help provide needed liquidity and to reposition the portfolio for better rates-up performance. Due to these sales, the fair market value of municipal holdings has decreased by $9.6 million, or 9.4%, from June 30, 2018 to June 30, 2019. Municipal bonds represented 31.1% of the securities portfolio as of June 30, 2019, compared to 32.6% as of June 30, 2018. The Corporation’s investment policy limits municipal holdings to 125% of Tier 2 capital. As of June 30, 2019, municipal holdings amounted to 76% of Tier 2 capital.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

By policy, management is to identify and recommend whether to hold or sell securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase, or below investment grade. Management monitors the security ratings on a monthly basis and reviews quarterly with the Board of Directors. Management, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines or below investment grade based on the expectation of recovery of market value or improved performance. At this time management has elected, and the Board has approved, holding all securities that have fallen below initial policy guidelines. As of June 30, 2019, no securities have fallen below investment grade.

As of June 30, 2019, seventeen of the twenty-eight corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 99.7% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of June 30, 2019, all but two of the corporate bonds had at least one A3 or A- rating by one of the two predominate credit rating services, Moody’s and S&P. These two corporate bonds were from the same issuer and had a total book value of $3.0 million, and did not have an A3 or A- rating as of June 30, 2019. These bonds were rated Moody’s Baa1 and S&P BBB+, which are two levels above the minimum required to be considered investment grade. Management conducts ongoing monitoring of these bonds and has chosen to continue to hold these bonds with Board approval. In addition, there are thirteen corporate bond instruments that have split ratings with the highest rating within the Corporation’s initial purchase policy guidelines and the lower rating outside of management guidelines, but all are still investment grade. The thirteen bonds have a book value of $22.8 million with a $32,000 unrealized loss, or 0.1% decline, as of June 30, 2019. Management conducts ongoing monitoring of these bonds with the Board approving holding these securities on a quarterly basis. Currently, there are no indications that any of these bonds would discontinue contractual payments.

The Corporation’s investment policy requires that municipal bonds not carrying insurance have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of June 30, 2019, no municipal bonds carried a credit rating under these levels.

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

The entire securities portfolio is reviewed monthly for credit risk and evaluated quarterly for possible impairment. The Corporation’s municipal and corporate bonds present the largest credit risk and highest likelihood for any possible impairment. Due to the ability for corporate credit situations to change rapidly and ongoing nationwide concerns of pension obligations impacting municipalities, management continues to closely monitor all corporate and municipal securities.

Loans

Net loans outstanding increased by 14.4%, to $709.4 million at June 30, 2019, from $620.0 million at June 30, 2018. Net loans increased by 3.5%, an annualized rate of 7.0%, from $685.4 million at December 31, 2018. The following table shows the composition of the loan portfolio as of June 30, 2019, December 31, 2018, and June 30, 2018.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	June 30,		December 31,		June 30,
	2019		2018		2018
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	104,418	14.6	101,419	14.6	91,556	14.6
Agriculture mortgages	168,726	23.5	165,926	24.0	153,034	24.4
Construction	18,151	2.5	18,092	2.6	18,217	2.9
Total commercial real estate	291,295	40.6	285,437	41.2	262,807	41.9

Consumer real estate (a)
1-4 family residential mortgages	241,134	33.6	219,037	31.6	193,154	30.9
Home equity loans	10,536	1.5	10,271	1.5	10,184	1.6
Home equity lines of credit	66,535	9.3	64,413	9.3	62,936	10.0
Total consumer real estate	318,205	44.4	293,721	42.4	266,274	42.5

Commercial and industrial
Commercial and industrial	61,298	8.6	61,043	8.8	47,517	7.6
Tax-free loans	16,815	2.3	22,567	3.3	21,770	3.5
Agriculture loans	20,641	2.9	20,512	3.0	18,209	2.9
Total commercial and industrial	98,754	13.8	104,122	15.1	87,496	14.0

Consumer	8,397	1.2	9,197	1.3	10,215	1.6

Total loans	716,651	100.0	692,477	100.0	626,792	100.0
Less:
Deferred loan fees (costs), net	(1,705)		(1,596)		(1,426)
Allowance for loan losses	8,957		8,666		8,171
Total net loans	709,399		685,407		620,047

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $138,468,000 as of June 30, 2019, $126,916,000 as of December 31, 2018, and $108,907,000 as of June 30 2018.

There was significant growth in the loan portfolio since June 30, 2018, and December 31, 2018. All major loan categories showed an increase in balances from June 30, 2018 and all categories outside of commercial and industrial and consumer loans showed an increase in balances from December 31, 2018. Loan growth was significant in 2018 and continued with strong growth in the first half of 2019.

The consumer residential real estate category represents the largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $266.3 million on June 30, 2018, to $318.2 million on June 30, 2019, a 19.5% increase. This category includes closed-end fixed rate or adjustable-rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged close to 40% of total loans. As of June 30, 2018, this percentage was 42.5%, and as of June 30, 2019, it increased to 44.4%. Management expects the consumer residential real estate category to increase at a similar pace throughout the remainder of 2019 due to a continued effort to increase mortgage volume and lower interest rates, which should continue to motivate home buyers and those refinancing. The economic conditions for consumers have also improved slightly going into 2019. Consumer disposable income is higher and home valuations have increased, which has increased the equity available in their homes. These favorable conditions to originate mortgages are subject to market conditions that can change rather quickly. Mortgage volume would slow should interest rates reverse course and home valuations decline later in 2019.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The first lien 1-4 family mortgages increased by $48.0 million, or 24.8%, from June 30, 2018, to June 30, 2019. These first lien 1-4 family loans made up 73% of the residential real estate total as of June 30, 2018, and 76% as of June 30, 2019. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. In the first six months of 2019, purchase money origination constituted 67% of the Corporation’s mortgage originations with construction-only and construction-permanent loans making up 30% of that.  Total production increased by 16% over the previous quarter and year-to-date originations were up by 20% compared to the same period in 2018.  The growth in the Corporation’s held-for-investment portfolio continued to be concentrated in its ARM products. As of June 30, 2019, ARM balances were $110.3 million, 15.3% higher compared to December 31, 2018.   During the first half of 2019, 23% of all ARMs booked were 10/1 ARMs, 47% were 7/1 ARMs, and 30% were 5/1 ARMs.  The ARM product is beneficial to the Corporation as it limits the interest rate risk to a much shorter time period.  As of the end of the quarter, 60% of the residential loan portfolio of the Corporation was adjustable rate mortgages.  Market conditions were favorable in the second quarter and combined with an increase in overall production, the gains on the sale of mortgages increased by 19% quarter-over-quarter and by 18% over the prior year’s second quarter.

As of June 30, 2019, the remainder of the residential real estate loans consisted of $10.5 million of fixed rate junior lien home equity loans, and $66.5 million of variable rate home equity lines of credit (HELOCs). This compares to $10.2 million of fixed rate junior lien home equity loans, and $62.9 million of HELOCs as of June 30, 2018. Therefore, combined, these two types of home equity loans increased from $73.1 million to $77.0 million, an increase of 5.3%. The Prime rate had remained at a very low level of 3.25% for seven years beginning in December of 2008 and increased by 25 basis points to 3.50% in December of 2015 and another 25 basis points to 3.75% in December of 2016 before increasing three more times in 2017 and 4 times in 2018 ending the year at a rate of 5.50%. The majority of borrowers chose variable-rate HELOC products throughout 2018 instead of fixed-rate home equity loans. In addition, multiple HELOC specials with a low introductory rate were offered in 2018, which encouraged more HELOC activity resulting in the increase in this category of loans since the prior year. While 2018 did not see a significant shift away from the variable-rate HELOC product, more consumers did move to a fixed rate product in the first half of 2019 as rates had increased several times throughout the past number of years. However, with the Federal Reserve rate decrease in the third quarter of 2019, it is likely customers may move back to more variable rate product. Management expects HELOC activity to increase during the remainder of 2019 as customers may elect to borrow more funds on their lines with lower interest rates.

Commercial real estate consists of 40.6% of total loans as of June 30, 2019, compared to 41.9% of total loans as of June 30, 2018. Within the commercial real estate segment there has been an increase in agricultural mortgages and commercial mortgages over the past year, with construction based mortgages remaining steady. Agricultural mortgages increased $15.7 million, or 10.3%, from $153.0 million as of June 30, 2018, to $168.7 million as of June 30, 2019. The increase in agricultural mortgages was caused by an increase in the pipeline of agricultural projects throughout 2018. These loans are now closing as some farmers are moving ahead with projects that may have been on hold for a period of time. Dairy lending remains constrained with milk prices at three-year lows and it does not appear pricing will improve materially in the immediate future. There have been overcapacity issues with some consolidation of the area’s larger milk producers. Several dairy farmers have left the industry or are in the process of doing so. Egg prices improved in 2018, with average prices materially above the 2017 average. Approximately 45% of the Corporation’s agricultural purpose loans support dairy operations while another 25% are either broiler or egg producers. Management believes the level of agricultural mortgages will steadily increase aided by the Corporation’s renewed focus on the agricultural community and a full staff ready to meet agriculture lending needs but challenged by the declining economic conditions for farmers in the local market area.

Commercial real estate loans increased to $291.3 million at June 30, 2019, from $262.8 million at June 30, 2018, a 10.8% increase. The increase in commercial real estate occurred in the agriculture and commercial mortgages. Agriculture mortgages increased by $15.7 million, or 10.3%, and commercial mortgages increased by $12.8 million, or 14.0%, from June 30, 2018, to June 30, 2019. The agricultural mortgages, along with agricultural loans not secured by real estate, accounted for 26.4% of the entire loan portfolio as of June 30, 2019, compared to 27.3% as of June 30, 2018. Management expects agricultural and commercial loans to increase in 2019. Management believes as economic conditions improve further in 2019, other elements of the local diversified economy outside of the agriculture industry will expand and cause commercial mortgages to continue to grow as well.

Commercial mortgages increased $12.8 million, or 14.0% from balances at June 30, 2018. Although balances have increased, the commercial mortgages as a percentage of the total loan portfolio stayed the same at 14.6%. New loan production in this segment is currently outpacing normal principal payments, pay downs, and payoffs. The commercial real estate market environment is showing slow growth in the Corporation’s market area but more competition is vying for this business. Management expects commercial real estate loans to remain stable as a percentage of the Corporation’s loans for the remainder of 2019.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s commercial construction loan balances remained very stable from June 30, 2018 to June 30, 2019 with no growth or decline in balances. This is a result of a number of construction projects completed and converted into permanent financing matching those that rolled off. Management was experiencing some demand for smaller residential builds like construction on existing lots but no new large scale projects. Commercial construction loans were 2.9% of the total loan portfolio as of June 30, 2018, compared to 2.5% as of June 30, 2019.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 13.8% of total loans as of June 30, 2019, compared to 14.0% as of June 30, 2018. In scope, the commercial and industrial loan sector, at 13.8% of total loans, is significantly smaller than the commercial real estate sector at 40.6% of total loans. This is consistent with management’s credit preference for obtaining real estate collateral when making commercial loans. The balance of total commercial and industrial loans increased from $87.5 million at June 30, 2018, to $98.8 million at June 30, 2019, a 12.9% increase. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. Based on current levels of demand for these types of loans and the higher level of commercial and industrial expertise that the Corporation now has, management anticipates that these loans will experience moderate growth in 2019.

The Corporation provides credit to many small and medium-sized businesses. Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees. Commercial and industrial loans increased to $61.3 million at June 30, 2019, a $13.8 million, or 29.1% increase, from the $47.5 million at June 30, 2018. The commercial and industrial agricultural loans grew by $2.4 million, or 13.2%, and the tax-free loans declined by $5.0 million, or 22.9%, from balances at June 30, 2018, primarily due to the payoff of a loan relationship to one local municipality.

The consumer loan portfolio decreased to $8.4 million at June 30, 2019, from $10.2 million at June 30, 2018. Consumer loans made up 1.2% of total loans on June 30, 2019, and 1.6% on June 30, 2018. The decrease in consumer loans since June 30, 2018, was primarily due to a $5.0 million consumer purpose loan made to a high net worth customer in the second quarter of 2018 that has paid down a portion of the balance since that time. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans that are generally unsecured. The new $5.0 million consumer loan was secured. Slightly higher demand for unsecured credit is being outpaced by principal payments on existing loans resulting in the decrease in balances. Management anticipates that the Corporation’s level of consumer loans will likely remain stable as a percentage of the portfolio, as the need for additional unsecured credit is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2019	2018	2018
	$	$	$

Nonaccrual loans	1,809	1,833	1,063
Loans past due 90 days or more and still accruing	242	397	349
Troubled debt restructurings	—	—	209
Total non-performing loans	2,051	2,230	1,621

Other real estate owned	—	—	—

Total non-performing assets	2,051	2,230	1,621

Non-performing assets to net loans	0.29%	0.32%	0.26%

The total balance of non-performing assets increased by $428,000, or 26.4%, from June 30, 2018 to June 30, 2019, but decreased by $181,000, or 8.1%, from December 31, 2018 to June 30, 2019. The increase from the prior year was due to higher levels of nonaccrual loans partially offset by lower levels of loans past due 90 days or more and troubled debt restructurings. Management continues to monitor delinquency trends and the level of non-performing loans closely. At this time, management believes that the potential for material losses related to non-performing loans is increasing with the level of delinquencies slightly higher than those experienced in 2018.

There was no other real estate owned (OREO) as of June 30, 2019, December 31, 2018, or June 30, 2018.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the six-month periods ended June 30, 2019 and June 30, 2018. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30,
	2019	2018
	$	$

Balance at January 1,	8,666	8,240
Loans charged off:
Real estate	—	224
Commercial and industrial	—	110
Consumer	23	26
Total charged off	23	360

Recoveries of loans previously charged off:
Real estate	(87)	—
Commercial and industrial	(14)	(6)
Consumer	(3)	(5)
Total recovered	(104)	(11)
Net loans charged-off (recovered)	(81)	349

Provision charged to operating expense	210	280

Balance at June 30,	8,957	8,171

Net charge-offs (recoveries) as a % of average total loans outstanding	(0.01% )	0.06%

Allowance at end of period as a % of total loans	1.25%	1.30%

Charge-offs for the six months ended June 30, 2019, were $23,000, compared to $360,000 for the same period in 2018. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first six months of 2019, the Corporation charged off $23,000 related to several small consumer loans. Recoveries were higher in the first six months of 2019 as the Corporation recovered $44,000 related to one commercial loan relationship and smaller amounts related to other loans. Recoveries exceeded charges-offs in the six months ended June 30, 2019. In the first six months of 2018, a large commercial loan relationship was charged off as well as several small consumer loans.

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

The Corporation’s level of classified loans was $17.8 million on June 30, 2019, compared to $16.0 million on June 30, 2018. Total classified loans have increased during the first half of 2019 primarily related to the downgrade of an agricultural customer with $1.4 million in outstanding balances. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. There was $106,000 of specifically allocated allowance against the classified loans as of June 30, 2019, $132,000 of specific allocation as of December 31, 2018, and $79,000 of specific allocation as of June 30, 2018. Typically, as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation continues to experience low net charge-off percentages due to strong credit practices. Management continually monitors delinquencies, classified loans, and non-performing loans closely in regard to how they may impact charge-offs in the future. Management is currently monitoring several business loans to one borrower for possible charge off. Future action will be dependent on the timing and amounts of payments being made on these loans. It is typical for several smaller consumer loans to be charged off each quarter. The actual charge offs have been running at very low levels, therefore it is likely charge offs in the second half of 2019 would be higher than those experienced in the first half of 2019. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The allowance as a percentage of total loans was 1.25% as of June 30, 2019, 1.25% as of December 31, 2018, and 1.30% as of June 30, 2018. Management anticipates that the allowance percentage will remain fairly stable during the remainder of 2019, as the allowance balance is increased with additional provision expense to account for loan growth throughout the year. It is typical for the allowance for loan losses to contain a small amount of excess reserves. Management desires that the amount of excess reserve in the allowance for loan losses be maintained between 5% and 10%. The excess reserve stood at 7.9% as of June 30, 2019.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $0.5 million, or 1.9%, to $25.3 million as of June 30, 2019, from $25.8 million as of June 30, 2018. As of June 30, 2019, $104,000 was classified as construction in process compared to $315,000 as of June 30, 2018. Fixed assets declined as a result of depreciation outpacing new purchases in 2019.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $7.0 million of regulatory stock holdings as of June 30, 2019, consisted of $6.8 million of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding FHLB borrowings and mortgage activity. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $6.8 million on June 30, 2019, $6.2 million on December 31, 2018, and $6.1 million on June 30, 2018, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

The 2018 and 2019 dividend declarations made on FHLB stock by FHLB of Pittsburgh were at a 6.75% annualized yield on activity stock and 3.50% annualized yield on membership stock. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB.

Deposits

The Corporation’s total ending deposits at June 30, 2019, increased by $21.9 million, or 2.4%, and by $63.5 million, or 7.2%, from December 31, 2018, and June 30, 2018, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity markets continued to lead customers to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since June 30, 2018, with the changes being a $19.2 million, or 5.9% increase in non-interest bearing demand deposit accounts, a $2.9 million, or 15.3% increase in interest bearing demand accounts, a $5.0 million, or 5.7% increase in NOW balances, a $36.4 million, or 35.5% increase in money market balances, a $5.4 million, or 2.7% increase in savings account balances, a $1.5 million, or 1.1% decrease in time deposit balances, and a $3.7 million, or 100.0% decrease in brokered CD balances.

The growth across most categories of core deposit accounts is a direct result of the opening of new branch offices as well as the expansion of business at existing branch offices. The Corporation has gained many new customers as a result of being a long-standing safe community bank known for offering understandable financial products and services with lower fees. While the prolonged historically low interest rates helped the Corporation in growing core deposits in 2016 and prior years, this has slowed down in recent years due to the Federal Reserve rate increases that have given customers more bank-related options in the market. While customers still view demand deposit, money market and savings accounts as the safest, most convenient place to maintain funds for maximum flexibility, there are more opportunities to invest in other funds outside of banks that can now compete with higher interest rates. Management believes deposit balances will grow through the remainder of 2019 at an annualized pace similar to the first six months of 2019, as interest rates potentially decline further due to Federal Reserve rate actions.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

While non-interest bearing demand deposits increased from June 30, 2018, there was a decrease of $23.6 million, or 6.4%, from December 31, 2018. Similarly, money market accounts increased by $30.2 million, or 27.8%, for the same time period. This shift between non-interest bearing accounts and money market accounts was caused by the reclassification of a pool of deposits held on balance sheet related to a cash management sweep account. These deposits, totaling $30.0 million, were reclassified as money market deposits in 2019 to better reflect the nature of the product. This recategorization caused a decline of $30 million in non-interest bearing demand accounts with an offsetting increase in money market deposit accounts.

The Deposits by Major Classification table, shown below, provides the balances of each category for June 30, 2019, December 31, 2018, and June 30, 2018.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2019	2018	2018
	$	$	$

Non-interest bearing demand	345,483	369,081	326,296
Interest bearing demand	21,982	20,104	19,068
NOW accounts	92,578	89,072	87,611
Money market deposit accounts	138,793	108,594	102,418
Savings accounts	205,902	199,665	200,532
Time deposits	136,868	130,719	138,396
Brokered time deposits	—	2,499	3,748
Total deposits	941,606	919,734	878,069

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of June 30, 2019, time deposit balances, excluding brokered deposits, had decreased $1.5 million, or 1.1%, from June 30, 2018, but increased $6.1 million, or 4.7%, from December 31, 2018. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With minimal differences between shorter term CD rates and interest bearing non-maturity deposits, customers are more inclined to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas. However, in the fourth quarter of 2018, the Corporation began offering two odd-term CD products with more attractive rates that encouraged customers to invest. These promotional CD products have been effective in growing the time deposit balances since December 31, 2018, and management expects continued growth throughout 2019.

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

Borrowings

Total borrowings were $74.6 million, $73.3 million, and $71.1 million as of June 30, 2019, December 31, 2018, and June 30, 2018, respectively. Of these amounts, $7.9 million and $2.7 million reflect short-term funds as of December 31, 2018 and June 30, 2018, respectively, with no short-term funds outstanding as of June 30, 2019. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $74.6 million as of June 30, 2019, $65.4 million as of December 31, 2018, and $68.4 million as of June 30, 2018. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances at June 30, 2019, December 31, 2018, and June 30, 2018. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances typically at rate savings. After nine Federal Reserve rate increases and a higher but flatter U.S. Treasury curve, new borrowings in 2019 were being initiated at higher interest rates. Market interest rates have declined significantly, after June 30, 2019 prior to the filing of this report. As a result, management anticipates obtaining new FHLB long-term borrowings in the second half of 2019 at lower interest rates than those advances that are maturing. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of June 30, 2019, the Corporation was significantly under this policy guideline at 6.6% of asset size with $74.6 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of June 30, 2019, the Corporation was significantly under this policy guideline at 66.3% of capital with $74.6 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings well within these policy guidelines throughout all of 2018 and through the first six months of 2019.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $427.5 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of June 30, 2019	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	14.7%	8.0%	10.0%
Bank	14.6%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.6%	6.0%	8.0%
Bank	13.4%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.6%	4.5%	6.5%
Bank	13.4%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.0%	4.0%	5.0%
Bank	9.9%	4.0%	5.0%

As of December 31, 2018
Total Capital to Risk-Weighted Assets
Consolidated	14.3%	8.0%	10.0%
Bank	14.1%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	13.2%	6.0%	8.0%
Bank	13.0%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	13.2%	4.5%	6.5%
Bank	13.0%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	10.0%	4.0%	5.0%
Bank	9.8%	4.0%	5.0%

As of June 30, 2018
Total Capital to Risk-Weighted Assets
Consolidated	14.9%	8.0%	10.0%
Bank	14.6%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.8%	6.0%	8.0%
Bank	13.5%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.8%	4.5%	6.5%
Bank	13.5%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.1%	4.0%	5.0%
Bank	9.9%	4.0%	5.0%

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

The Corporation’s dividends per share for the six months ended June 30, 2019, were $0.305, a 7.0% increase over the $0.285 paid out in the first six months of 2018. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier I capital to average assets between 10.0% and 12.0%. The Corporation’s current tier I capital ratio is 10.0%. As a secondary measurement, the capital plan also targets a long-term dividend payout ratio in the range of 35% to 40%. This ratio will vary according to income, but over the long term, the Corporation’s goal is to maintain and target a payout ratio within this range. For the six months ended June 30, 2019, the payout ratio was 30.5%. Management’s goal is to maintain all regulatory capital ratios at current levels. Future dividend payout ratios are dependent on the future level of earnings and other factors that impact the level of capital.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of June 30, 2019, the Corporation showed an unrealized gain, net of tax, of $298,000, compared to an unrealized loss of $5,678,000 at December 31, 2018, and an unrealized loss of $6,778,000 as of June 30, 2018. These unrealized gains and losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. No impairment was recorded in the six months ended June 30, 2019, or in the same prior year period. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of June 30, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

June 30,
2019
$
Commitments to extend credit:
Revolving home equity	98,838
Construction loans	30,279
Real estate loans	56,308
Business loans	116,012
Consumer loans	1,457
Other	9,712
Standby letters of credit	9,966

Total	322,572

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. As of June 30, 2019, the six-month, one-year, three-year, and five-year gap ratios were higher than corporate policy guidelines due to a larger amount of loans and securities now maturing in less than five years. The six-month gap ratio was 204.2%, compared to an upper guideline of 155%; one-year gap ratio was 148.1%, compared to an upper policy guideline of 140%; the three-year gap ratio was 147.8%, compared to an upper guideline of 125%; and the five-year gap ratio was 148.9%, compared to an upper guideline of 115%. All of the gap ratios are higher than the ratios as of December 31, 2018. In a rising interest rate cycle with the likelihood of higher rates, higher gap ratios would be more beneficial to the Corporation. However, in an environment where further rate increases are unlikely, management will focus on managing the balance sheet in a way to reduce gap ratios and position for flat or declining interest rates. Management would prefer lower gap ratios to prepare for the possibility of rate declines in the near future. As a result, management has the flexibility of investing in longer-term assets to gain more yield in the current rate environment.

Gap ratios have been increasing for the Corporation throughout 2018 and through the second quarter of 2019. The Corporation’s assets are moderately long, but the length of the securities portfolio and the loan portfolio is more than offset by the length of the Corporation’s core deposit liabilities in conjunction with holding relatively high levels of cash and cash equivalents. Beyond the non-maturity deposits, management is able to utilize the length of wholesale funding instruments to offset the declining length of the CD portfolio as customers invest in shorter terms in anticipation of higher interest rates.

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

Deposit growth has been relatively strong throughout the first six months of 2019. Management believes that the uncertainty about future Federal Reserve rate decreases coupled with two CD promotional rates offered since the fourth quarter of 2018, have resulted in higher deposit balances in 2019 compared to first half of 2018. Management desires to control the cost of funds and improve the loan-to-deposit ratio and does have a large securities portfolio to draw liquidity from in the event deposit growth slows down. Throughout the first half of 2019, management did sell some securities in an effort to fund the loan growth that was occurring. With gap ratios that are already sufficiently high, management can put more of the available cash to work earning higher returns. Additionally, cash balances are high enough now that additional loan growth can be funded directly from overnight cash.

Higher gap ratios are beneficial in providing financial flexibility for the Corporation. Higher gap ratios often are an indication that there are more short-term assets on the balance sheet, providing more available liquidity. The quickest way to elevate gap ratios is to retain higher levels of cash on the balance sheet. Management may desire to have higher gap ratios when factoring in future loan growth or other funding changes to the balance sheet. Management may be active in trying to increase gap ratios with the knowledge that once longer-term assets like loans are funded, the gap ratios will decline. Since late 2018, management has been actively working to increase the Corporation’s loan-to-deposit ratio. As the loan-to-deposit ratio increases and more loans go onto the Corporation’s balance sheet, the asset mix will generally lengthen and the gap ratios will decline. Management does anticipate that more progress will be made on the loan-to-deposit ratio throughout the remainder of 2019, and would also anticipate that gap ratios will decline.

Management’s desired gap levels will also change due to the direction of interest rates. In December of 2018, the Federal Reserve last increased overnight interest rates. Since then, U.S. Treasury interest rates across the yield curve have declined significantly with the yield curve flattening and even becoming inverted on the short end. On July 31, 2019, prior to the filing of this 10-Q report, the Federal Reserve cut the overnight interest rate for the first time in ten years. Cash and other short term assets were directly impacted by this change in overnight rates. If the Corporation’s liquid assets cannot be deployed into higher yielding longer term assets, then management will reduce the amount of cash and short-term assets to reduce the exposure to future decreases in the overnight rate. Prior to the July 31, 2019 Federal Reserve rate action, the overnight rate was higher than long-term rates such as the 10-year U.S. Treasury. This is often an indication of a weaker economy, with a possible need for further rate cuts. Management believes the overnight Federal Funds rate will likely decline one additional time in 2019, with further declines possible in 2020.

The risk of liabilities repricing at higher interest rates is decreasing in the present environment as the Corporation does not foresee the need to raise deposit interest rates with potential further Federal Reserve rate decreases possible. A number of the Corporation’s maturing time deposits have already repriced to higher rates by taking advantage of the promotional CD rates. However, a large portion of the Corporation’s deposits are core deposits with little repricing expected to occur in the near future. The Corporation’s maturing time deposits and borrowings are generally repricing to slightly higher interest rates. The Corporation’s average cost of funds was 53 basis points as of June 30, 2019, which is low from an historic perspective but higher than the previous quarter and previous year. This cost of funds will likely continue to slowly increase throughout the remainder of 2019. The average cost of funds includes the benefit of non-interest bearing demand deposit accounts. The Corporation’s cost of funds was 36 basis points as of December 31, 2018 and June 30, 2018.

Deposits had not been very rate sensitive for a number of years as a result of the limited desirable rates available to the deposit customer. However, as market interest rates continued to rise in 2018, customer behavior patterns changed and deposits became more rate sensitive, with a portion leaving the Corporation. The Corporation had experienced a steady growth in both non-interest bearing and interest bearing funds during this last prolonged and historically low interest rate cycle, but in 2018 and the first half of 2019, deposit growth has been slower than in prior years.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s net interest margin is down slightly from levels in the previous quarter. Management’s future asset liability decisions will be dependent upon improvements in asset yield as well as the expected timing of further short-term rate increases or decreases. Management expects that the gap ratios will remain within or above the established guidelines throughout the remainder of 2019.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of June 30, 2019, the Corporation was within guidelines for all of the above measurements.

Throughout 2018 it was important for the Corporation to be prepared for a continued rates-up environment with more liquidity available so funds could be reinvested in higher yielding assets. Now moving into the second half of 2019, it appears the Federal Reserve is pausing on increasing short-term rates as it gauges whether the economy will continue growing or slow down. Management had been carrying an average of approximately $30 million to $40 million of cash and cash equivalents on a daily basis throughout most of 2018. Management anticipates continuing to carry similar levels of cash. However, with lower overnight rates, going forward, Management intends to utilize more cash, in order to fund loans.

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

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value. The modeling is generally conducted under seven different interest rate scenarios. The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, or 300 basis points, or decrease 50, 100, or 150 basis points. Currently, the rates down scenarios seem more likely for the remainder of 2019 and into 2020, however, with the Federal funds rate at 2.50% as of June 30, 2019, and 2.25% as of July 31, 2019, the likelihood of the Federal funds rate being reduced by another 200 basis points is remote. For that reason, management believes it appropriate to model rates down 50, 100, and 150 basis points to most adequately cover all the reasonably possible declining rate scenarios that the Corporation could face, while continuing to model rates up scenarios of 100, 200, and 300 basis points. While management has more recently turned its focus to rates-down scenarios, with each Federal Reserve rate reduction, the ability to further reduce interest rates diminishes and the exposure to higher interest rates increases. The overnight Federal funds rate and the current U.S. Treasury rates are presently at low historical levels. Because of this historical perspective, if management would take a neutral position in terms of the direction of forward interest rates, there is clearly more long term risk of rates going up than down. So while in the near term it is likely we may see additional Federal Reserve rate decreases, management remains guarded about the impact of higher interest rates and continues to prepare for rate increases on a larger scale than decreases.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of June 30, 2019. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

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

The second quarter 2019 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of June 30, 2019, the Corporation was well within guidelines for the maximum amount of net interest income change in all up-rate scenarios and was only slightly outside of guidelines in the down -100 and -150 basis point scenarios. All up-rate scenarios show a positive impact to net interest income. The increase in net interest income in the up-rate scenarios is largely due to the increase in variable rate loans and the recent purchases of variable rate securities and the cash balances held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates. Loans that are Prime-based will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase. Additionally, deposit rates may level off more when market rates increase by 200 or 300 basis points where variable loan rates will still increase by the same amount as the Prime rate. In the event of lower interest rates, the Corporation would have exposure to all maturing fixed-rate loans and securities, which would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario. In the unlikely down -100 and -150 scenario, the Corporation’s exposure to declining net interest income is just minimally outside of policy guidelines.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

For the rates-up 100 basis point scenario, net interest income increases by 1.4% compared to the rates unchanged scenario. In the remaining rates-up scenarios, the net interest income increases slightly more substantially reflecting the sizable amount of the Corporation’s interest-earning assets that reprice immediately by the full amount of the Fed increase versus the limited amount of deposit increases that management would approve on the Corporation’s interest-bearing deposits. The higher interest rates go, the greater the likelihood that the proportionality of the Corporation’s deposit rate changes decreases as a percentage of the Federal Reserve’s action. For the rates-up 200 and 300 basis point scenarios, net interest income increases by 3.8% and 7.3%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, and -15%, for the rates-up 100, 200, and 300 basis point scenarios, respectively.

The positive impact of higher rates is primarily due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the Corporation’s relatively high interest earning cash balances and that component of the loans and securities portfolios that reprice in less than one year. This more than offsets the increase in interest expense caused by repricing deposits, where they are only repricing by a fraction of the rate change. The Corporation’s borrowings do price up faster than deposits, generally equivalent to the U.S. Treasury market. However, borrowings only make up approximately 7.3% of the total funding provided by deposits and borrowings. The more aggressive rates-up scenarios also benefit from known historical experience of deposit rate increases lagging and a slowing in the pace of the actual rate increase as interest rates continue to rise. This allows management the ability to benefit from higher rates by controlling the amount of the increase on large amounts of liabilities that could reprice.

The negative impact of lower interest rates is primarily due to the negative impact of lower loan yields when the Prime rate changes. All variable rate loan instruments immediately reprice down while the same savings cannot be achieved on the liability side. In the down -50 basis point scenario, net interest income decreases by 1.6% compared to the rates unchanged scenario and compared to a policy guideline of -5.0%. In the more aggressive rates-down scenarios of -100 and -150 basis points, net interest income decreases by 5.1% and 7.9%, respectively, compared to policy guidelines of -5.0% and -7.5%. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly during the remainder of 2019.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of June 30, 2019, the Corporation was within guidelines for all rising rate scenarios. However, the down scenarios show more significant exposure and are outside of our guidelines for down 50, 100 and 150 basis points. The trend over the past year has been lessening risk in the rising rate scenarios with increasing cash balances and core deposit balances with the current quarter showing an even larger benefit in all rising rate scenarios than the quarter ended December 31, 2018. The strong gap ratios played a large role in improving the Corporation’s net portfolio value profile. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The results as of June 30, 2019, indicate that the Corporation’s net portfolio value would experience valuation gains of 14.2%, 20.5%, and 21.1% in the rates-up 100, 200, and 300 basis point scenarios. Management’s maximum permitted declines in net portfolio value by policy are -5% for rates-up 100 basis points, graduating up to -15% for rates-up 300 basis points. A valuation loss would indicate that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The analysis does show a valuation loss in the down 50, 100, and 150 basis point scenarios of -11.1%, -20.3%, and -24.1%, respectively, compared to policy guidelines of -7.5%, -15.0%, and -22.5%. The Corporation’s expected valuation loss was outside of guideline for all rates-down scenarios and gets progressively worse with lower interest rates. Management now has a bias that rates will begin to move down slightly with a likely third quarter Fed rate action. The exposure to valuation changes could change going forward if the behavior of the Corporation’s deposits changes due to higher interest rates. Based on five past decay rate studies on the Corporation’s core deposits, management did not expect a material decline in core deposit accounts, including the non-interest bearing accounts, as short term interest rates continue to increase. Up to this point, the Corporation’s core deposits have been stable through a number of rate cycles.

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

Index

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of June 30, 2019, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

June 30, 2019

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended June 30, 2019.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

April 2019	—	—	—	200,000
May 2019	4,566	18.55	4,566	195,434
June 2019	6,000	19.98	6,000	189,434

Total	10,566

* On February 20, 2019, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 100,000 shares of its outstanding common stock. This plan replaces the 2015 plan. The first purchase of common stock under this plan occurred on May 13, 2019. By June 30, 2019, a total of 5,283 shares were repurchased at a total cost of $205,000, for an average cost per share of $38.80. The total number of shares authorized to be repurchased under the plan was increased to 200,000 pursuant to the 2-for-1 stock split, which became effective on June 28, 2019.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Nothing to Report

Index

ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibit No.	Description
3(i)	Articles of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
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

ENB Financial Corp
(Registrant)

Dated: August 14, 2019	By:	/s/ Aaron L. Groff, Jr.
Aaron L. Groff, Jr.
Chairman of the Board,
Chief Executive Officer and President

Dated: August 14, 2019	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer