Form 10-K
period 2019-12-31
ENB Financial Corp
filed 2020-03-27
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number 000-53297

ENB Financial Corp

(Exact name of registrant as specified in its charter)

Pennsylvania	51-0661129
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

31 E. Main St. Ephrata, PA	17522
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (717) 733-4181

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, Par Value $0.20 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐                No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒                No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒                No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☒	Smaller reporting company ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019, was approximately $70,576,836.

The number of shares of the registrant’s Common Stock outstanding as of March 6, 2020, was 5,611,832.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be held on May 5, 2020, is incorporated into Parts III and IV hereof.

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

As of December 31, 2019, the Corporation employed 280 persons, consisting of 254 full-time and 26 part-time employees.  The number of full-time employees decreased by three employees, and the number of part-time employees decreased by eleven from the previous year-end. The decrease in the number of full-time and part-time employees is attributable to organic attrition and streamlining processes across departments that has resulted in improved headcount efficiency.  The Bank expects to continue reviewing and implementing opportunities to align headcount with operational efficiencies in 2020.  A collective bargaining agent does not represent the employees.

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

Market Area and Competition

The Corporation’s primary market area is Lancaster County, Pennsylvania, where ten full service offices are located. However, the Corporation’s market area also extends into contiguous Lebanon and Berks Counties. The Corporation opened a full service office in southeastern Lebanon County in 2013 and a full service office in southern Berks County in 2016 to extend physical presence to those counties. The Corporation’s greater service area is considered to be Lancaster, Lebanon, and southern and western Berks Counties of Pennsylvania. The area served by the Corporation is a mix of rural communities and small to mid-sized towns.

The Corporation’s headquarters and main campus are located in Ephrata, Pennsylvania. The Corporation’s main office and drive-up are located in downtown Ephrata, while the Cloister office is also located within Ephrata Borough. As such, the Corporation has a very strong presence in Ephrata Borough, a community with a population of approximately 13,000. When surrounding areas that also share an Ephrata address and zip code are included, the population is over 32,000 based on 2010 census data. The Corporation ranks a commanding first in deposit market share in the Ephrata area with 40.3% of deposits as of June 30, 2019, based on data compiled annually by the

ENB FINANCIAL CORP

Federal Deposit Insurance Corporation (FDIC). The Corporation’s deposit market share in the Ephrata area was also 40.6% as of June 30, 2018. The Corporation’s very high market share in the Ephrata area equates to a saturation of the local market that has led to the expansion of the Corporation’s branch network.

In the past 15 years, the Corporation’s market area has expanded beyond the greater Ephrata area to encompass most of northern Lancaster County, with the exception of the most western parts of the County. The majority of this expansion has occurred in recent history with the addition of eight new branch offices since 1999, bringing the total offices to twelve. Lancaster County ranks high nationally as a favored place to reside due to its scenic and fertile farmland, low cost of living, diverse local economy, and proximity to several large metropolitan areas. As a result, the area has experienced significant population growth and development. The population growth of Lancaster County has remained above both Pennsylvania and national growth levels over the past fifty years. Additionally, the population of Lancaster County has recently eclipsed half a million, with 2010 census information showing an estimated population of 508,000. The FDIC deposit market share data ranked the Corporation 5th in deposit market share in Lancaster County, with 7.6% of deposits as of June 30, 2019. The Corporation held 7.5% of deposit market share as of June 30, 2018.

In the course of attracting and retaining deposits and originating loans, the Corporation faces considerable competition. The Corporation competes with other commercial banks, savings and loan institutions, and credit unions for traditional banking products, such as deposits and loans. Based on FDIC summary of deposit data, there were 22 banks and savings associations and 12 credit unions operating in Lancaster County as of June 30, 2019, representing the same number of banks and credit unions compared to the prior year. The Corporation competes with consumer finance companies for loans, mutual funds, and other investment alternatives for deposits. The Corporation competes for deposits based on the ability to provide a range of products, low fees, quality service, competitive rates, and convenient locations and hours. The competition for loan origination generally relates to interest rates offered, products available, quality of service, and loan origination fees charged. Several competitors within the Corporation’s primary market have substantially higher legal lending limits that enable them to service larger loans and larger commercial customers.

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

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in northern Lancaster County, Pennsylvania. Agricultural purpose loans make up approximately 26% of the loan portfolio; however, these loans are further diversified according to type of agriculture, of which dairy is the largest component accounting for approximately 12% of the loan portfolio. Furthermore, no customer accounts for more than 2.0% of the outstanding total loans. The business activities of the Corporation are generally not seasonal in nature. The sizable agricultural portfolio has minority elements that are predominately seasonal in nature due to typical farming operations. Financial instruments with concentrations of credit risk are described in Note P of the Notes to Consolidated Financial Statements included in this Report. The concentration of credit risk information in Note P is incorporated by reference into this Part I, Item 1.

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (“CBLR”) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance-sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9%. Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework. The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. The Corporation has performed a preliminary analysis of the changes to capital adequacy and reporting requirements within the quarterly Call Report and expects that it will not opt into the CBLR framework.

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

ENB FINANCIAL CORP

Section 404 of SOX requires publicly held companies to document and test their internal controls that impact financial reporting and report on the findings. These requirements fall under two main sections 404a and 404b. The provisions of these sections vary according to the size and market capitalization of public companies. For those companies subject to the requirements, external auditors must test and report on the effectiveness of a company’s internal controls to ensure accurate financial reporting. The Corporation became to Section 404b of SOX when total assets exceeded $1 billion. Companies must report any deficiencies or material weaknesses in their internal controls, as well as their remediation efforts. To ensure greater investor confidence in corporate disclosures from public companies, SOX restricts the services that public accounting firms can provide to publicly traded companies. The Corporation does not engage the same professional accounting firm for external and internal auditing.

The provisions of Sections 404a and 404b of SOX vary according to the publically traded market capitalization, referred to as accelerated or non-accelerated filers. While accelerated filers had to comply with Section 404a and 404b since 2004, with their auditors required to report on the effectiveness of internal controls, the Corporation only became subject to Section 404b in 2017 after assets exceeded $1 billion. The Corporation has always been subject to Section 404a.

In 2008, the SEC expanded the definitions of smaller public companies beyond non-accelerated filers to include a new definition of a smaller reporting company (SRC). The smaller reporting company definition was more favorable to smaller businesses that qualified under certain conditions. On July 1, 2008, the Corporation came into existence as ENB Financial Corp, which succeeded Ephrata National Bank. Companies can now be both SRC and non-accelerated or accelerated filers. The Corporation continues to meet the definition of a non-accelerated filer as it has a public equity float of approximately $70.6 million as of June 30, 2019.

On July 21, 2010, when the Dodd-Frank Act was signed into law, Section 404b was permanently deferred for all smaller reporting companies. However, the Corporation remains subject to Section 404b, which requires an internal control audit, when assets exceed $1 billion.

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

ENB FINANCIAL CORP

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.” For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2019, and December 31, 2018. This designation has benefited the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate. The FDIC adjusts the insurance rates when necessary. FDIC insurance rates have been significantly higher in recent years compared to years prior to the financial crisis. In 2008, during the financial crisis, the FDIC insurance limit was increased from $100,000 to $250,000 along with unlimited insurance coverage on non-interest bearing deposits and interest bearing deposit balances with interest rates less than or equal to 0.50%. Significant increases in the FDIC insurance costs were assessed in 2009 to both cover the increased level of bank failures that were occurring and the higher level of coverage. Since then the number of bank failures has significantly declined and the FDIC has been able to decrease the cost of the insurance. The total FDIC assessments paid by the Bank in 2019 were $172,000, compared to $285,000 in 2018.

In addition to FDIC insurance costs, the Bank is subject to assessments to pay the interest on Financing Corporation Bonds. Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions. These assessment rates are set quarterly. In 2019, the Corporation recorded a credit for Financing Corporation assessments due to credits received for prior periods in the amount of $30,000. This compared to total Financing Corporation assessments paid by the Bank in 2018 of $29,000.

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

The CRA, as amended, also requires that the OCC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a descriptive rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance, along with a statement describing the basis for the rating. These ratings are publicly disclosed. The Bank received a satisfactory rating on the most recent CRA Performance Evaluation completed on June 4, 2018.

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein, from Item 6 on page 31 and the Consolidated Statements of Income on page 81 as found in this Form 10-K filing.

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

ENB FINANCIAL CORP

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

As of December 31, 2019, 41.5% of the Corporation’s loan portfolio consisted of commercial, industrial, and construction loans secured by real estate. Another 12.7% of the Corporation’s loan portfolio consisted of

ENB FINANCIAL CORP

commercial loans not secured by real estate. These types of loans are generally viewed as having more risk of default than consumer real estate loans or other consumer loans. These types of loans are also typically larger than consumer real estate loans and other consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

Other Events

Natural Disasters, Acts Of War Or Terrorism, Pandemics, and Other External Events Could Significantly Impact The Corporation’s Business

Severe weather, natural disasters, acts of war or terrorism, pandemics, and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause the Corporation to incur additional expenses. Severe weather or natural disasters, acts of war or terrorism, pandemics, or other adverse external events, may occur in the future. Although management has established disaster recovery policies and

ENB FINANCIAL CORP

procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, financial condition, and results of operations.

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

The Corporation’s Articles Of Incorporation And Bylaws, As Well As Certain Banking Laws, May Have An Anti-Takeover Effect

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

None

ENB FINANCIAL CORP

Item 2. Properties

ENB Financial Corp’s headquarters and main office of Ephrata National Bank are located at 31 East Main Street, Ephrata, Pennsylvania.

Listed below are the office locations of properties owned or leased by the Corporation. No mortgages, liens, or encumbrances exist on any of the Corporation’s owned properties. As of December 31, 2019, the Corporation leased three properties.

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

Item 4. Mine Safety Disclosures – Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

On April 17, 2019, ENB Financial Corp announced the Board of Directors declared a two-for-one stock split of the Corporation’s issued and outstanding common stock pursuant to which one (1) additional share of common stock was issued for each share of common stock held by shareholders of record as of the close of business on May 31, 2019. The additional shares were issued on June 28, 2019. The stock split was effected pursuant to articles of amendment to the articles of incorporation to reduce the par value of the common stock from $0.20 to $0.10 and increase the authorized shares of common stock proportionately from 12,000,000 to 24,000,000. The Corporation has only one class of stock authorized, issued, and outstanding, which now consists of common stock with a par value of $0.10 per share. As of December 31, 2019, there were 24,000,000 shares of common stock authorized with 5,739,114 shares issued, and 5,640,742 shares outstanding to approximately 1,500 shareholders. The Corporation’s common stock is traded on a limited basis on the OTCQX Best Market under the symbol “ENBP.” Prices presented in the table below reflect high and low prices of actual transactions known to management. Prices and dividends per share are adjusted for stock splits. Market quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not reflect actual transactions.

	2019			2018
	High	Low	Dividend	High	Low	Dividend

First quarter	$18.04	$17.11	$0.150	$17.60	$17.03	$0.140
Second quarter	20.13	17.63	0.155	17.48	17.06	0.145
Third quarter	21.50	18.90	0.155	18.75	17.48	0.145
Fourth quarter	20.88	20.16	0.160	18.45	17.28	0.145

Source - SNL Financial LC

Dividends

Since 1973, the Corporation, and before it the Bank, has paid quarterly cash dividends on or around March 15, June 15, September 15, and December 15 of each year. The Corporation currently expects to continue the practice of paying quarterly cash dividends to its shareholders for the foreseeable future. However, future dividends are dependent upon future earnings. The dividend payments reflected above amount to 30.8% and 33.6% dividend payout ratio for 2019 and 2018, respectively. The dividend payout ratio is only one element of management’s plan for managing capital. Certain laws restrict the amount of dividends that may be paid to shareholders in any given

ENB FINANCIAL CORP

year. In addition, under Pennsylvania corporate law, the Corporation may not pay a dividend if, after issuing the dividend (1) the Corporation would be unable to pay its debts as they become due, or (2) the Corporation’s total assets would be less than its total liabilities plus the amount needed to satisfy any preferential rights of shareholders. In addition, as declared by the Board of Directors, Ephrata National Bank’s dividend restrictions apply indirectly to ENB Financial Corp because cash available for dividend distributions will initially come from dividends Ephrata National Bank pays to ENB Financial Corp. See Note M to the consolidated financial statements in this Form 10-K filing, for information that discusses and quantifies this regulatory restriction.

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

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended December 31, 2019.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

October 2019	38,800	$20.40	38,800	128,234
November 2019	—	—	—	128,234
December 2019	5,500	20.68	5,500	122,734

Total	44,300

* On February 20, 2019, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaces the 2015 plan. The first purchase of common stock under this plan occurred on May 13, 2019. By December 31, 2019, a total of 77,266 shares were repurchased at a total cost of $1,567,000, for an average cost per share of $20.28.

Recent Sales of Unregistered Securities and Equity Compensation Plan

The Corporation does not have an equity compensation plan and has not sold any unregistered securities.

Shareholder Performance Graph

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on ENB Financial Corp’s common stock against the cumulative total return of the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index for the period of five fiscal years commencing December 31, 2014, and ending December 31, 2019. The graph shows that the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2014, in each of the following: the Corporation’s common stock, the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index and that all dividends were reinvested in those securities over the past five years, the cumulative total return on such investment would be $152.66, $148.49, $170.64, and $176.97, respectively. The shareholder return shown on the graph below is not necessarily indicative of future performance.

ENB FINANCIAL CORP

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
ENB Financial Corp	100.00	104.95	114.83	118.13	123.09	152.66
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
Peer Group*	100.00	104.77	132.10	154.66	145.71	170.64
SNL Small Bank	100.00	109.52	155.27	162.85	145.94	176.97

Peer Group consists of Mid-Atlantic commercial banks with assets between $1B - $3B as of 12/31/2019

ENB FINANCIAL CORP

Item 6  - Selected Financial Data

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data set forth below should be read in conjunction with the Corporation's financial statements and their accompanying notes presented elsewhere herein.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	$	$	$	$	$
INCOME STATEMENT DATA
Interest income	41,737	36,498	33,117	28,341	26,842
Interest expense	5,119	3,374	2,939	3,054	3,744
Net interest income	36,618	33,124	30,178	25,287	23,098
Provision for loan losses	770	660	940	325	150
Other income	11,306	11,037	10,321	11,144	10,055
Other expenses	33,633	32,446	30,877	27,200	24,735
Income before income taxes	13,521	11,055	8,682	8,906	8,268
Provision for federal income taxes	2,126	1,306	2,338	1,353	1,358
Net income	11,395	9,749	6,344	7,553	6,910

PER SHARE DATA
Net income (basic and diluted)	2.01	1.71	1.12	1.33	1.21
Cash dividends paid	0.620	0.575	0.560	0.545	0.540
Book value at year-end	20.69	36.04	35.01	33.31	33.37

BALANCE SHEET DATA
Total assets	1,171,750	1,097,842	1,033,622	984,253	905,601
Total loans	753,618	694,073	597,553	571,567	520,283
Securities	314,805	299,999	319,661	308,111	289,423
Deposits	974,088	919,734	866,477	817,491	740,062
Total long-term debt	77,872	65,386	65,850	61,257	59,594
Stockholders' equity	116,688	102,802	99,759	94,939	95,102

SELECTED RATIOS
Return on average assets	1.01%	0.93%	0.63%	0.80%	0.79%
Return on average stockholders' equity	10.36%	9.94%	6.46%	7.74%	7.38%
Average equity to average assets ratio	9.76%	9.36%	9.79%	10.36%	10.74%
Dividend payout ratio	30.85%	33.63%	50.22%	41.13%	44.63%
Efficiency ratio	69.82%	71.58%	73.23%	75.12%	76.86%
Net interest margin	3.53%	3.46%	3.46%	3.12%	3.07%

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

Strategic Overview

ENB Financial Corp and its wholly owned subsidiary, Ephrata National Bank, are committed to remaining an independent community bank serving the greater communities surrounding Lancaster County, Pennsylvania. The Corporation’s roots date back to the April 11, 1881 charter granted to Ephrata National Bank by the Office of the Comptroller of the Currency. The Bank’s growth has been entirely organic over 138 years of existence. The Board and Management are committed to the principals and values that have served the company well over this long history. In order to remain an independent bank of undisputed integrity, the Board and Management’s desire is to produce strong financial results that will ensure trust from the Bank’s depositors and favorable returns to the shareholder over the long term.

Every three years Management and the Board evaluate and revise the strategic plan to ensure the continuing success of the Corporation into the future. This endeavor is designed to continually sharpen the products and services the Bank provides in a manner that best serves the customer and attains the financial performance that shareholders expect. In the most recent strategic plan that covers the years 2019 to 2021, the Board and Management laid out a five-point plan to ensure success in the next three years and beyond. Succession planning and managing leadership changes were a key element of this strategic plan. The Board and Management also set into place bold goals to further strengthen the Corporation’s financial performance ratios so the Corporation is in a position to outperform the local peer group. The most visible of those targets is to meet and exceed a return on assets of over 1.00% and to maintain a return on stockholder’s equity of over 10.0%, with a target range of 10.5% to 11.0%. Management also desired to reduce the efficiency ratio under 70% for 2019 with a three-year goal of reducing to no greater than 68.5%. Management views return on assets as the best overall indicator of a financial institution’s performance. Management and the Board believe that achieving a higher return on assets will directly correlate to improved earnings per share and dividends per share, and higher book value of common stock, which in the end will produce higher returns to the shareholder.

Results of Operations

Overview

The Corporation recorded net income of $11,395,000 for the year ended December 31, 2019, a 16.9% increase from the $9,749,000 earned during the same period in 2018. The 2018 net income was 53.7% higher than the 2017 net income of $6,344,000. Earnings per share, basic and diluted, were $2.01 in 2019, compared to $1.71 in 2018, and $1.12 in 2017.

The increase in the Corporation’s 2019 earnings was caused primarily by an increase in net interest income of $3.5 million, or 10.5%, compared to an increase of $2.9 million, or 9.8% in 2018. Net interest income accounts for 76% of the gross income stream of the Corporation. The Corporation’s net interest margin increased in 2019 to 3.53%, from 3.46% in 2018. Loan yields increased as a result of four Federal Reserve rate increases in 2018, lifting the yields on the Corporation’s variable rate loans. Even though the Federal Reserve cut rates three times in the last half of 2019, the pickup in yield throughout the first part of the year served to increase loan yield for the year. This coupled with volume growth in the loan portfolio, increased loan interest income by $5.4 million, or 19.1%.

The Corporation’s non-interest income increased by $269,000, or 2.4%, from 2018 to 2019. Earnings on bank owned life insurance declined by $907,000, or 55.4% in 2019 compared to the prior year due to a death benefit of $913,000 recorded in 2018. Gains on securities transactions were $499,000 in 2019, compared to losses of $291,000 in 2018, an increase in income of $790,000. Gains on the sale of mortgages increased by $334,000, or 20.8% in 2019 compared to 2018 due to a high volume of mortgage originations stemming from the low interest rate environment.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income

ENB FINANCIAL CORP
Management’s Discussion and Analysis

based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The Corporation’s 2019 ROA was 1.01%, compared to 0.93% in 2018. ROE increased from 9.94% in 2018 to 10.36% in 2019. The increase in ROA and ROE was primarily due to higher income in 2019 compared to 2018.

The below table highlights the Corporation’s key performance ratios for the years ended December 31, 2019, 2018, and 2017.

Key Performance Ratios

	Year ended December 31,
	2019	2018	2017

Return on Average Assets	1.01%	0.93%	0.63%

Return on Average Equity	10.36%	9.94%	6.46%

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In 2019, NII generated 76.4% of the Corporation’s gross revenue stream, compared to 75.0% in 2018, and 74.5% in 2017. Since NII comprises a significant portion of the operating income, the direction and rate of increase or decrease will often indicate the overall performance of the Corporation.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets, are presented on an FTE basis. This differs from the NII reflected on the Corporation’s Consolidated Statements of Income, where the NII is simply the interest earned on loans and securities less the interest paid on deposits and borrowings. By calculating the NII on an FTE basis, the added benefit of having tax-free loans and securities is factored in to more accurately represent what the Corporation earns through the NII. The FTE adjustment shows the benefit these tax free loans and securities bring in a dollar amount because the Corporation does not pay tax on the income they generate. As a result, the FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income. The amount of FTE adjustment totaled $749,000 for 2019, $879,000 for 2018, and $2,341,000 for 2017. The significant decline in FTE adjustment in 2018 and 2019 was primarily due to the corporate tax rate change implemented at the end of 2017 as well as lower levels of tax-free income.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Net Interest Income

(DOLLARS IN THOUSANDS)

	Year ended
	2019	2018	2017
	$	$	$

Total interest income	41,737	36,498	33,117
Total interest expense	5,119	3,374	2,938

Net interest income	36,618	33,124	30,179
Tax equivalent adjustment	749	880	2,341

Net interest income
(fully taxable equivalent)	37,367	34,004	32,520

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates charged on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. During 2019, the Federal funds rate was decreased three times between July and October taking the rate to 1.75% by December 31, 2019. With the recent declines in the Federal funds rate, the U.S. Treasury yield curve became flatter. A flat yield curve generally signals the end of a period of economic expansion and the beginning of a recession. Long-term rates like the ten-year U.S. Treasury were 283 basis points under the 4.75% Prime rate as of December 31, 2019. Long-term Treasury rates declined steadily throughout 2019, and with the decreases in the Federal Reserve short-term rates, the yield curve remained essentially flat throughout the year. Management had not anticipated the three Fed rate decreases in the second half of 2019. With the current flat yield curve, it does make increasing asset yield much more difficult, which adds strain to NII and NIM.

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate decreased to 4.75% on December 31, 2019, after three rate declines in 2019. The Corporation’s Prime-based loans generally reprice a day after the Federal Reserve rate movement.

As a result of the higher rates at the beginning of 2019 before the Federal Reserve began cutting rates, the Corporation’s NII on a tax equivalent basis increased in 2019 with the Corporation’s margin increasing to 3.53% for the year, compared to 3.46% in 2018. Loan yields were higher in 2019 due to the higher rates at the beginning of the year and the full effect of the Federal Reserve rate decreases not being felt until late in the year and going forward. The Corporation’s NII for 2019 increased substantially over 2018, by $3,494,000, or 10.5%. Management’s asset liability sensitivity measurements continue to show a benefit to both margin and NII given further Federal Reserve rate increases. Actual results over the past two years have confirmed the asset sensitivity of the Corporation’s balance sheet. However, in a down-rate environment, the margin and NII would suffer unless balance sheet growth is enough to offset lower asset yields.

Deposit rates were not increased throughout 2019 and some CD promotional rates were discontinued in the third quarter after nearly a full year of two odd-term CD specials. With multiple Federal Reserve rate declines in the latter part of 2019, there is some room to control deposit rates moving forward in an effort to protect margin. Borrowing rates were higher in the beginning of 2019, so new long-term advances initiated early in the year were at higher rates than the maturing borrowings. With a lower Prime rate and lower Treasury rates, asset yields may decline throughout 2020. Due to the variable rate loans in the Corporation’s loan portfolio, any Prime rate decreases have an immediate negative impact to NII and margin. The ability to improve NII in 2020 will be dependent on any

ENB FINANCIAL CORP
Management’s Discussion and Analysis

future Federal Reserve rate moves as well as the Corporation’s ability to grow interest-earning assets at a fast enough pace to offset potentially lower yields.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With lower Treasury rates in 2019 compared to 2018, security reinvestment has been occurring at lower levels as cash flows from the securities portfolio are generally being reallocated into loan portfolio growth. Because of the lower market interest rates and very flat yield curve, it is difficult to achieve substantially higher yields in the investment portfolio.

The Corporation’s loan portfolio yield has increased over prior years’ periods as the variable rate portion of the loan portfolio repriced higher with each Federal Reserve rate movement prior to the third quarter of 2019. The vast majority of the Corporation’s commercial Prime-based loans were priced at the Prime rate, which was 5.50%, throughout the first six months of 2019 and then 5.00% as of September 30, 2019, and 4.75% as of December 31, 2019. The pricing for the most typical five-year fixed rate commercial loans is currently very similar to the Prime rate. With the July, September, and October Federal Reserve 0.25% rate reductions, adding variable rate loans to the portfolio means they will immediately reprice down when the Fed lowers rates. There are elements of the Corporation’s Prime-based commercial loans priced above the Prime rate based on the level of credit risk of the borrower. Management does price a portion of consumer variable rate loans above the Prime rate, which also helps to improve loan yield. Both commercial and consumer Prime-based pricing continues to be influenced by local competition.

Mid-term and long-term interest rates on average were lower in 2019 compared to 2018. The average rate of the 10-year U.S. Treasury was 2.14% in 2019 compared to 2.91% in 2018, and it stood at 1.92% on December 31, 2019, compared to 2.77% on December 31, 2018. The slope of the yield curve has been compressed throughout 2019 and even inverted at certain points during the year. As of December 31, 2019, the 10-year U.S. Treasury rate was 17 basis points higher than the Fed funds rate compared to 27 basis points as of December 31, 2018. The slope of the yield curve has fluctuated many times in the past two years with the 10-year U.S. Treasury yield as high as 2.79% in 2019 and 3.24% in 2018, and as low as 1.47% in 2019, and 2.44% in 2018.

While the Corporation’s overall cost of funds remains low, there were increases in 2018 and 2019 due to higher interest expense on both deposits and borrowings. Core deposit interest rates are still very low and have not been increased significantly, although time deposit rates have increased for two odd-month CD specials that were initiated in the fourth quarter of 2018 and discontinued in the fourth quarter of 2019. The Corporation increased interest rates marginally on the Corporation’s interest bearing core accounts. Typically, financial institutions will make small systematic moves on core interest bearing accounts while making larger rate increases in the pricing of new or reissued time deposits. Borrowing costs, and the wholesale borrowing curves that they are based on, generally follow the direction and slope of the U.S. Treasury curve. However, these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation refinanced the majority of borrowings at higher rates in 2018 and 2019 as lower-priced borrowings matured with no ability to refinance at lower rates, so the interest rates on borrowings increased during 2018 and 2019. With lower interest rates available at the end of 2019, management anticipates there may be room to achieve some improvements in borrowing costs as borrowings mature in 2020 and are replaced at market rates.

The following table provides an analysis of year-to-year changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	17	(38)	(21)	(170)	174	4

Securities available for sale:
Taxable	6	223	229	339	554	893
Tax-exempt	(499)	(53)	(552)	(901)	(1,866)	(2,767)
Total securities	(493)	170	(323)	(562)	(1,312)	(1,874)
Loans	3,999	1,347	5,346	2,489	1,142	3,631
Regulatory stock	53	54	107	32	126	158

Total interest income	3,576	1,533	5,109	1,789	130	1,919

INTEREST EXPENSE

Deposits:
Demand deposits	132	993	1,125	21	176	197
Savings deposits	4	—	4	5	—	5
Time deposits	(63)	419	356	(129)	65	(64)
Total deposits	73	1,412	1,485	(103)	241	138

Borrowings:
Total borrowings	74	187	261	36	261	297

Total interest expense	147	1,599	1,746	(67)	502	435

NET INTEREST INCOME	3,429	(66)	3,363	1,856	(372)	1,484

In 2019, the Corporation’s NII on an FTE basis increased by $3,363,000, a 9.9% increase over 2018. Total interest income increased $5,109,000, or 13.7%, while interest expense increased $1,746,000, or 51.7%, from 2018 to 2019. The FTE interest income from the securities portfolio decreased by $323,000, or 3.8%, while loan interest income increased $5,345,000, or 19.0%. During 2019, additional loan volume added $3,998,000 to net interest income, and higher yields primarily due to the multiple Prime rate increases throughout 2018 caused a $1,347,000 increase, resulting in a net increase of $5,345,000. Lower balances in the securities portfolio caused a decrease of $493,000 in net interest income, while slightly higher yields on securities caused a $170,000 increase, resulting in a net decrease of $323,000. Some of the reduction in municipal securities can be directly attributed to funding loan growth.

The average balance of interest bearing liabilities increased by 7.9% during 2019, driven by the growth in deposit balances. Deposit rates increased throughout 2019 and higher balances of deposits both resulted in higher interest expense. Higher interest rates contributed to $1,411,000 of interest expense increase while higher balances caused $73,000 of increased expense, resulting in total increased interest expense of $1,485,000.

Out of all the Corporation’s deposit types, interest-bearing demand deposits reprice the most rapidly, as these rates can be adjusted higher after a Federal Reserve rate increase in order for the Corporation to remain competitive. Demand deposit interest expense increased a total of $1,125,000 in 2019, with $992,000 due to higher rates and $132,000 due to higher balances. Interest expense on time deposit balances increased a total of $356,000. Higher interest rates caused an increase of $419,000, while lower balances caused a decrease of $63,000, resulting in the net increase in interest expense of $356,000.

The average balance of short-term and long-term borrowings increased by $4.2 million, or 5.8%, from December 31, 2018, to December 31, 2019. The increase in total borrowings increased interest expense by $74,000. The increase

ENB FINANCIAL CORP
Management’s Discussion and Analysis

in interest rates increased interest expense by $187,000, as long-term borrowings at lower rates matured and were replaced with new advances at higher rates. The aggregate of these amounts was an increase in interest expense of $261,000 related to total borrowings.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
	2019			2018			2017

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and
deposits at other banks	19,596	371	1.89	18,772	392	2.09	29,277	388	1.33

Securities available for sale:
Taxable	214,160	5,082	2.37	213,907	4,853	2.27	197,788	3,960	2.00
Tax-exempt	90,539	3,014	3.33	105,513	3,566	3.38	125,529	6,333	5.05
Total securities (d)	304,699	8,096	2.66	319,420	8,419	2.64	323,317	10,293	3.18

Loans (a)	726,210	33,485	4.61	638,524	28,139	4.41	581,267	24,508	4.22

Regulatory stock	6,978	534	7.65	6,246	427	6.84	5,629	269	4.78

Total interest earning assets	1,057,483	42,486	4.02	982,962	37,377	3.80	939,490	35,458	3.78

Non-interest earning assets (d)	69,599			64,607			63,682

Total assets	1,127,082			1,047,569			1,003,172

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	256,564	1,673	0.65	213,037	548	0.26	201,522	351	0.17
Savings accounts	204,179	104	0.05	196,392	100	0.05	187,018	95	0.05
Time deposits	136,075	1,774	1.30	142,125	1,418	1.00	155,285	1,482	0.95
Borrowed funds	76,461	1,568	2.05	72,282	1,307	1.81	70,557	1,010	1.43
Total interest bearing liabilities	673,279	5,119	0.76	623,836	3,373	0.54	614,382	2,938	0.48

Non-interest bearing liabilities:
Demand deposits	340,130			322,733			287,928
Other	3,688			2,899			2,641

Total liabilities	1,017,097			949,468			904,951

Stockholders' equity	109,985			98,101			98,221

Total liabilities & stockholders' equity	1,127,082			1,047,569			1,003,172

Net interest income (FTE)		37,367			34,004			32,520

Net interest spread (b)			3.26			3.26			3.30
Effect of non-interest
bearing funds			0.27			0.20			0.16
Net yield on interest earning assets (c)			3.53			3.46			3.46

(a)	Includes balances of non-accrual loans and the recognition of any related interest income. Average balances also include net deferred loan costs of $1,753,000 in 2019, $1,429,000 in 2018, and $1,098,000 in 2017. Such fees recognized through income and included in the interest amounts totaled ($523,000) in 2019, ($534,000) in 2018, and ($445,000) in 2017.
(b)	Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.
(c)	Net yield, also referred to as net interest margin, is computed by dividing net interest income (FTE) by total interest earning assets.
(d)	Securities recorded at amortized cost. Unrealized holding gains and losses are included in non-interest earning assets.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s interest income increased substantially, more than compensating for the increase in interest expense, resulting in a NIM of 3.53% for 2019, an increase from the NIM of 3.46% for 2018. The yield earned on assets increased 22 basis points while the rate paid on liabilities also increased 22 basis points. The yield on total securities only increased by two basis points for the year while the loan yield increased more significantly by 20 basis points during 2019 due to the Federal Reserve increases through late 2018. The three Federal Reserve rate decreases in the second half of 2019 did not have the full impact on lowering loan yield in 2019. The full impact will be felt in 2020. Loan yields increased significantly during 2018 and throughout the first six months of 2019 with the higher Prime rate and higher yields on fixed-rate loans. However, with the recent declines in interest rates generally and the Prime rate specifically, loan yields are once again being challenged. Growth in the loan portfolio coupled with better yields prior to the third quarter of 2019 on variable rate loans caused loan interest income to increase through December 31, 2019. Loan interest income increased $5,346,000, or 19.0%, for the year ended December 31, 2019, compared to 2018.

Loan pricing was challenging in early 2018 as a result of competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate or below. Pricing improved during the last half of 2018 and into the first half of 2019 with much more significant loan growth. The Prime rate was at its recent peak of 5.50% at the beginning of 2019 and held there until July of 2019, providing a lift to loan yield. After the three Federal Reserve 0.25% rate reductions in the second half of 2019 the Prime rate ended the year at 4.75%, a rate above the typical business or commercial five-year fixed rates being extended. Commercial rates offered in the market place have declined since December 31, 2019, because U.S. Treasury rates have steadily declined. The commercial or business fixed rates do increase with longer fixed terms or lower credit quality as management looks to be compensated for this increased risk. In terms of the variable rate pricing, nearly all variable rate loans offered are Prime-based. Management is able to price loan customers with higher levels of credit risk at Prime plus pricing, such as Prime plus 0.75%, which amounted to 5.50% at December 31, 2019. However, there are relatively few of these higher rate loans in the commercial and agricultural portfolios due to the strong credit quality of the Corporation’s borrowers and market competition. Competition in the immediate market area has been pricing select shorter-term fixed-rate commercial and agricultural lending rates close to or below 4.00% for the strongest loan credits.

Earnings and yields on the Corporation’s securities increased by two basis points for the year ended December 31, 2019, compared to the same period in 2018. The Corporation’s securities portfolio consists of fixed income debt instruments as well as variable rate instruments that reprice when market rates change. The Corporation’s taxable securities experienced a ten basis-point increase in yield for 2019, compared to 2018. Most security reinvestment in 2019 had been occurring at higher rates. The yield on tax-exempt securities decreased by five basis points in 2019, compared to 2018, primarily due to a smaller and shorter tax-exempt portfolio.

The interest rate paid on deposits increased for the year ended December 31, 2019, from the same period in 2018. Management follows a disciplined pricing strategy on core deposit products that are not rate sensitive, meaning that the balances do not fluctuate significantly when interest rates change. Rates on interest-bearing checking accounts and money market accounts were increased in 2019, resulting in an increase in the cost of funds on these accounts of 39 basis points. Additionally, two time deposit specials were introduced in the fourth quarter of 2018 and lasted throughout most of 2019, resulting in the cost of funds on these instruments increasing by 30 basis points during the year. Typically, the Corporation sees increases in time deposits during periods when consumers are not confident in the stock market and economic conditions deteriorate. During these periods, there is a “flight to safety” to federally insured deposits. This trend occurred in past years, but time deposit balances declined throughout 2017, 2018, and 2019. As the rate between time deposits and core deposits narrowed, many customers chose to transfer funds from maturing time deposits into checking and savings accounts.

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

The Corporation’s average rate on borrowed funds increased by 24 basis points from 2018 to 2019, as refinancing of several long-term borrowings maturing in 2019 was completed at higher market interest rates. Throughout 2019, the new fixed borrowing rates were higher than the average rate paid on the Corporation’s existing borrowings.

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

A provision expense of $770,000 was recorded in 2019, compared to $660,000 in 2018, and $940,000 in 2017. The provision expense in 2019 was primarily due to higher levels of delinquencies, classified loans, and charge-offs during the year as well as organic loan portfolio growth. As of December 31, 2019, total delinquencies represented 0.91% of total loans, compared to 0.46% as of December 31, 2018. These ratios are extremely low compared to local and national peer groups but delinquencies did increase throughout 2019. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The level of classified loans has increased from December 31, 2018 to December 31, 2019, from 13.7% of regulatory capital to 18.9% of regulatory capital. The delinquency and classified loan information is utilized in the quarterly ALLL calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the year would be cause for management to increase or decrease the provision expense. The allowance as a percentage of loans remained stable at 1.25% at both December 31, 2019 and December 31, 2018. It is anticipated that the Corporation will record a provision expense again in 2020 based on projected loan growth and projected delinquencies and levels of classified loans.

Management also continues to provide for estimated losses on pools of similar loans based on historical loss experience. Management employs qualitative factors every quarter in addition to historical loss experience to take into consideration the current trends in loan volume, concentrations of credit, delinquencies, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight. National and local economic trends and conditions are also considered when calculating an appropriate loan loss allowance for each loan pool. Qualitative factors only increased for the business loans and residential real estate pools in 2019 as a result of higher levels of historical delinquencies and charge-offs. Factors for six of the remaining loan pools were decreased during 2019 and one factor remained the same.

Management continues to evaluate the allowance for loan losses in relation to the growth or decline of the loan portfolio and its associated credit risk, and believes the provision and the allowance for loan losses are adequate to provide for future loan losses. For further discussion of the calculation, see the “Allowance for Loan Losses” section.

Other Income

Other income for 2019 was $11,306,000, an increase of $269,000, or 2.4%, compared to the $11,037,000 earned in 2018. The following table details the categories that comprise other income.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OTHER INCOME

(DOLLARS IN THOUSANDS)

	2019 vs. 2018				2018 vs. 2017
	2019	2018	Increase (Decrease)		2018	2017	Increase (Decrease)
	$	$	$	%	$	$	$	%
Trust and investment services	2,042	1,959	83	4.2	1,959	1,776	183	10.3
Service charges on deposit accounts	1,376	1,351	25	1.9	1,351	1,235	116	9.4
Other fees	1,368	1,578	(210)	(13.3)	1,578	1,434	144	10.0
Commissions	2,889	2,596	293	11.3	2,596	2,303	293	12.7
Net realized gains (losses) on sales
of securities available for sale	499	(291)	790	(271.5)	(291)	675	(966)	(143.1)
Gains on sale of mortgages	1,936	1,602	334	20.8	1,602	1,715	(113)	(6.6)
Earnings on bank-owned life insurance	731	1,638	(907)	(55.4)	1,638	688	950	138.1
Other miscellaneous income	465	604	(139)	(23.0)	604	495	109	22.0

Total other income	11,306	11,037	269	2.4	11,037	10,321	716	6.9

Trust and investment services income increased by $83,000, or 4.2%, from 2018 to 2019, after increasing 10.3% from 2017 to 2018. In 2019, trust and investment services revenue accounted for 4.3% of the Corporation’s gross revenue stream, including gains and losses on securities and mortgages, compared to 4.4% in 2018 and 4.4% in 2017. Trust and investment services revenue consists of income from traditional trust services and income from investment services provided through a third party. In 2019, the traditional trust business accounted for $1,235,000, or 60.5%, of total trust and investment services income, with the investment services totaling $807,000, or 39.5%. In 2019, traditional trust services income increased by $23,000, or 1.9%, from 2018 levels, while investment services income increased $60,000, or 8.0%. The amount of customer investment activity drives the investment services income. Market increases and a larger customer base primarily caused the increase in trust revenue in 2019. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, and small business planning in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts for the year ended December 31, 2019, increased by $25,000, or 1.9%, compared to 2018. Overdraft service charges for 2019, which comprise 81.3% of the total deposit service charges, increased to $1,119,000, from $1,075,000 in 2018, a 4.1% increase. Several other categories of fees increased or decreased by lesser amounts.

Other fees decreased for the year ended December 31, 2019, by $210,000, or 13.3%, compared to the previous year. This decrease was primarily due to loan origination and administration fees, which decreased in total by $703,000, or 69.9%, due to amortizing additional fees over the life of the loan beginning in 2019. Partially offsetting this decrease, fees on an off-balance sheet cash management product were $413,000 in 2019, and are now being recorded in other service charges whereas in the prior year, the fees were included in interest income. Additionally, account analysis fees increased by $39,000, or 34.3% in 2019 compared to 2018, due to pricing changes as well as the addition of clients to the cash management program throughout the year. Various other fee income categories increased or decreased to lesser degrees making up the remainder of the variance compared to the prior year.

Commissions increased by $293,000, or 11.3%, for the year ended December 31, 2019, compared to the previous year. This was primarily caused by debit card interchange income, which increased by $303,000, or 13.4%. The interchange income is a direct result of the volume of debit card transactions processed and this income increases as customer accounts increase or as customers utilize their debit cards to a higher degree.

Gains/losses on security transactions were higher for the year ended December 31, 2019, with a total of $499,000 of gains recorded compared to $291,000 of losses recorded for 2018, a $790,000 increase in income. Gains or losses taken on securities fluctuate based on market conditions including:

•	large swings in market pricing, utilizing volatility and market timing to the Corporation’s advantage,

ENB FINANCIAL CORP
Management’s Discussion and Analysis

•	appreciation or deterioration of securities values due to changes in interest rates, credit risk, financial performance, or market dynamics such as spread and liquidity,
•	sale of securities at gains or losses to fund loan growth,
•	opportunities to reposition the securities portfolio to improve long-term performance, or
•	management’s asset liability goals to improve liquidity or reduce interest rate or fair value risk.

The gains or losses recorded depend entirely on management’s active trades based on the above. Losses can be in the form of active sales of securities, or impairment of securities, which involve writing the security down to a lower value based on anticipated credit losses. There were no impairment charges in 2017, 2018, or 2019, therefore all security gains and losses incurred during these years were active sales designed to either take gains or losses, or reposition the portfolio.

The number of securities sold in 2019 was higher because of the very low interest rate environment that presented many opportunities to sell securities at gains. Loan growth was strong in 2019 providing opportunities to both sell securities at gains and use the proceeds to fund new loans. During 2018, the rate environment was not as conducive to taking gains and Management made the decision to sell off some securities at losses to fund loan growth and to reposition the portfolio for better rates-up performance. Loan growth was strong in 2018 and 2019 and this continues to be one of the core elements of Management’s plan to increase asset yield and protect margin, by converting securities into loans and improving the Corporation’s loan-to-deposit ratio.

Gains on the sale of mortgages in 2019 increased $334,000, or 20.8%, from 2018. Because of the interest rate environment in 2019, margins received on sold loans were high and volume was high resulting in a higher level of gains compared to 2018. Management has budgeted for a small decrease in the gains on the sale of mortgages in 2020, as it was anticipated that the refinance market would slow after several strong years and margins would return to more normal levels. However, in early 2020 U.S. Treasury rates were down materially, which continues to drive higher mortgage volume. The level of gains from the sale of mortgages tends to be aided by a steady decline in interest rates, which has been the case. Should the direction of interest rates reverse in 2020 and start to steadily climb, it is likely the level of gains on the sale of mortgages would also decline. It remains to be seen whether this stronger initial mortgage volume and gains in early 2020 will continue throughout the remainder of 2020. Future mortgage volume will be driven largely by interest rates and the strength of the local economy.

Earnings on bank-owned life insurance (BOLI) decreased by $907,000, or 55.4%, for the year ended December 31, 2019, compared to the prior year. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies, the actual annual return of the policies, and any benefits paid upon death that exceed the policy’s cash surrender value. The large year-to-date decrease in BOLI income was caused by $913,000 of insurance proceeds received in the first quarter of 2018 due to the death of a participant with no similar proceeds received in 2019. Increases in cash surrender value are a function of the return of the policy net of all expenses.

The miscellaneous income category decreased by $139,000, or 23.0%, for the year ended December 31, 2019, compared to the same period in 2018. The primary reason for the decrease in miscellaneous income was a decrease in net mortgage servicing income of $159,000, or 77.0%. Mortgage servicing right amortization was elevated in 2019 due to the very low interest rate environment resulting in lower valuations.

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the last three years along with the percentage increase or decrease compared to the previous year.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	2019 vs. 2018				2018 vs. 2017
	2019	2018	Increase (Decrease)		2018	2017	Increase (Decrease)
	$	$	$	%	$	$	$	%

Salaries and employee benefits	21,032	20,240	792	3.9	20,240	19,340	900	4.7
Occupancy expenses	2,432	2,475	(43)	(1.7)	2,475	2,413	62	2.6
Equipment expenses	1,172	1,129	43	3.8	1,129	1,166	(37)	(3.2)
Advertising & marketing expenses	820	773	47	6.1	773	698	75	10.7
Computer software & data
processing expenses	2,637	2,341	296	12.6	2,341	2,210	131	5.9
Shares tax	930	901	29	3.2	901	859	42	4.9
Professional services	2,088	1,974	114	5.8	1,974	1,673	301	18.0
Other operating expenses	2,522	2,613	(91)	(3.5)	2,613	2,518	95	3.8
Total operating expenses	33,633	32,446	1,187	3.7	32,446	30,877	1,569	5.1

Salaries and employee benefits are the largest category of other expenses. In general, they comprise 62% of the Corporation’s total operating expenses. For the year 2019, salaries and benefits increased $792,000, or 3.9%, compared to 2018. Salaries increased by $324,000, or 2.1% for the year, while employee benefits increased by $468,000, or 9.2%. Salary expenses are growing because of staff additions on top of normal merit increases. Employee benefits expense increased for 2019 due to a combination of higher health insurance costs, which increased by $271,000, or 11.2%, higher profit sharing and 401(k) expenses, which increased by $90,000, or 9.3%, and BOLI split dollar benefit expenses which were $28,000 in 2019 with no similar expense in the prior year.

The Corporation has a 401(k) Savings Plan under which the Corporation makes an employer matching contribution, a non-elective safe harbor contribution and a discretionary non-elective profit sharing contribution. The employer matching contribution is made on the compensation of all eligible employees, up to a maximum of 2.5% of an eligible employee’s compensation, at $0.50 for every $1.00 of employee contribution up to 5% of an eligible employee’s salary. The employer non-elective safe harbor contribution is 3% of all employee compensation for the year. Based on the performance of the Corporation, the Compensation Committee determined the discretionary non-elective profit sharing contribution would be 2% of all eligible employee compensation. For the Corporation, the expense of the 401(k) matching contribution will be smaller than the non-elective safe harbor and the discretionary non-elective profit sharing expenses as the Corporation is matching a maximum of up to 2.5% of salary, depending on employee contributions, compared to contributing up to 5.0% of eligible employee’s salaries in the safe harbor and discretionary profit sharing contributions. The 401(k) matching contribution expense of the 401(k) Savings Plan increased $18,000, or 5.3% in 2019, a function of a larger workforce and greater employee participation.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance
•	Lease expense

Occupancy expenses have decreased by $43,000, or 1.7%, for 2019 compared to 2018. Utilities costs decreased by $29,000, or 3.9% in 2019 compared to 2018, primarily a result of lower electricity costs. Additionally, building repairs and maintenance costs decreased by $15,000, or 9.9%, and snow removal costs decreased by $13,000, or 15.3%, when comparing 2019 to 2018.

Equipment expenses increased by $43,000, or 3.8%, for 2019 compared to 2018. Equipment service contract expenses increased by $62,000, or 28.9%, for the year ended December 31, 2019, compared to the same period in 2018. Other equipment-related expenses increased or decreased to lesser degrees making up the remainder of the variance.

Advertising and marketing expenses for the year increased by $47,000, or 6.1%, from 2018 levels. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses

ENB FINANCIAL CORP
Management’s Discussion and Analysis

alone totaled $536,000 in 2019, which was a $35,000, or 7.0% increase, over 2018. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies. Public relations, the smaller category of advertising and marketing expenses, totaled $284,000 for 2019, compared to $273,000 for 2018, an increase of $11,000, or 4.0%. Fairs and expos, promotional items, and sponsorships make up this category.

Computer software and data processing expenses increased by $296,000, or 12.6%, for 2019 compared to 2018. Software-related expenses were up by $83,000, or 6.0%, for the year ended December 31, 2019, compared to the prior year, primarily because of increased software maintenance agreement expenses, which support the overall strategy of the Corporation. Software expenses are likely to continue to increase in 2020, but the actual increase will be dependent on how quickly new software platforms are identified, analyzed, approved and placed into service. Data processing fees were up $213,000, or 22.5%, for the year ended December 31, 2019, compared to the same period in 2018. These fees increase with the increase in customer transactions as well as any increases in debit card related fraud/charge-off expenses. These charge-off expenses were $48,000 higher in 2019 compared to 2018.

Bank shares tax expense was $930,000 for 2019, an increase of $29,000, or 3.2%, from 2018. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. The shares tax calculation uses a period-end balance of shareholders’ equity and a tax rate of 0.95%. The increase in 2019 can be primarily attributed to the Corporation’s growing value of shareholders’ equity.

Professional services expense increased $114,000, or 5.8%, for 2019, compared to 2018. These services include accounting and auditing fees, legal fees, and fees for other third-party services. Outside services costs increased by $122,000, or 14.3%, for 2019 compared to 2018. In addition, shareholder-related expenses increased by $22,000, or 16.5%, for the year ended December 31, 2019, compared to the prior year. Other professional services expense categories increased or decreased to lesser degrees making up the remainder of the variance.

Other operating expenses decreased by $91,000, or 3.5%, for the year ended December 31, 2019, compared to the same period in 2018. FDIC insurance costs decreased by $173,000, or 54.9% for 2019 compared to 2018, primarily a result of credits issued by the FDIC in 2019. Fraud-related charge-off fees decreased by $153,000, or 90.0% for 2019 compared to 2018. Partially offsetting these decreases, loan-related expenses increased by $109,000, or 25.2%, for the year ended December 31, 2019, compared to the prior year primarily driven by a higher provision for off balance sheet credit losses which increased by $86,000. Additionally, charitable contributions increased by $76,000, or 49.2%, and travel-related costs increased by $45,000, or 24.9%, in 2019 compared to 2018. Other operating expense categories increased or decreased by smaller amounts making up the remainder of the variance.

Management uses the efficiency ratio as one metric to evaluate the Corporation’s level of operating expenses. The efficiency ratio measures the efficiency of the Corporation in producing one dollar of revenue. For example, an efficiency ratio of 70% means it costs seventy cents to generate one dollar of revenue. A lower ratio represents better operational efficiency. The formula for calculating the efficiency ratio is total operating expenses, excluding foreclosed property and OREO expenses, divided by net interest income on an FTE basis, prior to the provision for loan losses, plus other income, excluding gain or loss on the sale of securities. A higher level of operating expenses may be justified if the Corporation is growing interest earning assets and is increasing net interest income and other income at faster levels. This was the case in 2019 as the Corporation’s efficiency ratio was 69.8%, compared to 71.6% for 2018. Management has been successful in increasing both net interest income and fee income during this period, as well as holding operating expenses to lower growth rates, resulting in improved efficiency. In 2020, management anticipates possible compression in net interest margin, which could result in lower net interest income making improvements in efficiency more difficult to achieve. While management desires a lower efficiency ratio, the desire to capture additional market share in the near future and the interest rate environment, including the timing of the Federal Reserve’s rate actions, will play a large part in determining when the Corporation’s efficiency ratio improves further and the degree to which additional improvements can be made.

Income Taxes

Nearly all of the Corporation’s income is taxed at a corporate rate of 21% for Federal income tax purposes. The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, very limited taxable activity is conducted at the corporate level. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is not subject

ENB FINANCIAL CORP
Management’s Discussion and Analysis

to state income tax, but does pay Pennsylvania Bank Shares Tax. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income under operating expenses.

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

For the year ended December 31, 2019, the Corporation recorded a tax provision of $2,126,000, compared to $1,306,000 for 2018. This increase in tax provision was caused by a combination of higher pre-tax earnings and lower tax-free income. Taxable income increased by $2.46 million, or 22.3%, while tax-free income declined by $1.44 million, or 29.7%. The sharper decrease in tax-free income was primarily caused by additional tax-free BOLI income of $913,000 received in 2018 as a result of a life insurance policy recovery on a participant. Outside of this event, management was also reducing the amount of tax-free municipal bond securities held during 2019 as part of a larger balance sheet strategy.

The effective tax rate for the Corporation was 15.7% for 2019, compared to 11.8% for 2018. The Corporation’s effective tax rate is lower than the 21% corporate rate as a result of tax-free assets that the Corporation holds on its balance sheet and was higher than 2019 due to the significant reduction in tax-free income. The majority of the Corporation’s tax-free assets are in the form of obligations of states and political subdivisions, referred to as municipal bonds. The Corporation also has a relatively small component of tax-free municipal loans.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of the cash on hand in the Corporation’s vaults, operational transaction accounts with the Federal Reserve Bank (FRB), and deposits in other banks. The FRB requires a specified amount of cash available either in vault cash or in an FRB account. Known as cash reserves, these funds provide for the daily clearing house activity of the Corporation and fluctuate based on the volume of each day’s transactions. Beyond these requirements, the Corporation maintains additional cash levels as part of Management’s active asset liability and liquidity strategy. Management has been carrying larger cash balances to provide an immediate hedge against interest rate risk and liquidity risk. As of December 31, 2019, the Corporation had $41.1 million in cash and cash equivalents, compared to $41.4 million as of December 31, 2018.

As a result of the actions of the Board of Governors on December 16, 2008, financial institutions have been able to receive interest on balances held at the FRB. Because of this, management began to keep larger balances at the FRB and less Federal funds. This overnight rate fluctuates as the overnight Federal Funds rate fluctuates and as of December 31, 2019, it stood at 1.55%. The Corporation expects to maintain an element of total cash at the Federal Reserve as part of a diversified cash management plan as long as liquidity levels allow for this to happen. Management also invests excess cash in two money market accounts at other financial institutions. One money market account yielded a return of 1.70% at December 31, 2019, and the other money market account yielded a return of 1.85%, both more than the return received from the FRB. This diversification alters the mix of cash and cash equivalents to more interest bearing deposits in banks and less Federal funds sold. The cash and cash equivalents represent only one element of liquidity. For further discussion on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk.

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

Some conclusions drawn from the following table are as follows:

•	Balance sheet growth rate was 7.6% in 2019 compared to 4.6% in 2018.
•	Balance sheet mix changed with average balances of loans growing at a rate of 13.7%, compared to a 4.6% decrease in securities.
•	Interest bearing demand deposits and savings deposits grew in 2019 compared to a decline in time deposits.
•	Interest bearing demand deposits experienced the most growth out of all deposit segments, up 20.4%.
•	Savings deposits continued to grow at a very steady and slower pace, similar to 2018 at 4.0%.
•	Non-interest bearing deposits, the most beneficial deposits, grew at a rate of 5.4% in 2019, compared to 12.1% growth in 2018.
•	Time deposits continue to decline both in amount and as a percentage of total deposits with a 4.3% decrease in 2019 compared to a 8.5% decline in 2018.
•	Borrowings increased by 5.8% in 2019, compared to 2.4% in 2018.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

SOURCES AND USES OF FUNDS

(DOLLARS IN THOUSANDS)

	2019 vs. 2018				2018 vs. 2017
	2019	2018	Increase (Decrease)		2018	2017	Increase (Decrease)
Average Balances	$	$	$	%	$	$	$	%

Short-term investments	19,596	18,772	824	4.4	18,772	29,277	(10,505)	(35.9)
Securities available for sale	304,699	319,420	(14,721)	(4.6)	319,420	323,317	(3,897)	(1.2)
Regulatory stock	6,978	6,245	733	11.7	6,245	5,629	616	10.9
Loans	726,210	638,525	87,685	13.7	638,525	581,267	57,258	9.9
Total Uses	1,057,483	982,962	74,521	7.6	982,962	939,490	43,472	4.6

Interest bearing demand	256,564	213,037	43,527	20.4	213,037	201,522	11,515	5.7
Savings accounts	204,179	196,392	7,787	4.0	196,392	187,018	9,374	5.0
Time deposits	136,075	142,125	(6,050)	(4.3)	142,125	155,285	(13,160)	(8.5)
Borrowings	76,461	72,282	4,179	5.8	72,282	70,557	1,725	2.4
Non-interest bearing demand	340,130	322,733	17,397	5.4	322,733	287,928	34,805	12.1
Total Sources	1,013,409	946,569	66,840	7.1	946,569	902,310	44,259	4.9

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair market value. As of December 31, 2019, the Corporation had $314.8 million of investment securities, which accounted for 26.9% of assets, compared to 27.3% as of December 31, 2018. The securities portfolio increased in size but decreased as a percentage of the balance sheet in 2019 due to increased loan growth resulting in sales of securities to fund higher loan balances. While the ending balance of securities increased 4.9% from December 31, 2018 to December 31, 2019, the average balance of securities decreased 4.6% for the year compared to 2018.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2019		2018		2017
	$	%	$	%	$	%

U.S. government agencies	32,624	10.5	30,120	10.0	34,352	10.8
U.S. agency mortgage-backed securities	48,626	15.4	44,639	14.9	52,073	16.3
U.S. agency collateralized mortgage obligations	60,253	19.1	54,090	18.0	54,641	17.1
Asset-backed securities	23,262	7.4	11,399	3.8	—	—
Corporate bonds	54,880	17.4	59,192	19.7	60,769	19.0
Obligations of states and political subdivisions	88,452	28.1	94,625	31.6	112,243	35.1
Total debt securities, available for sale	308,097	97.9	294,065	98.0	314,078	98.3
Marketable equity securities (a)	6,708	2.1	5,934	2.0	5,583	1.7

Total securities	314,805	100.0	299,999	100.0	319,661	100.0

The Corporation typically invests excess liquidity into securities, both fixed-rate and variable-rate bonds which account for 97.9% of all securities, with equity securities accounting for the other 2.1%. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. Refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion of risk strategies. To provide maximum flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of the portfolio on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on the bonds that are currently valued below book value.

The Corporation’s marketable equity securities include an investment in qualified Community Reinvestment Act (CRA) mutual funds and a small portfolio of bank stocks held at the holding company level. A total of $6,071,000 has been invested into one qualified CRA fund that carried an AAA credit rating as of December 31, 2019. The fund is a Small Business Administration (SBA) CRA fund with a $6,071,000 book value and market value as it has a stable dollar price. The current guideline used by management for the minimum amount to be invested in CRA-approved investments is approximately 0.5% of assets. The current $6,071,000 of CRA investments is equivalent to 0.5% of assets. The small portfolio of bank stocks included in marketable equity securities had a book value of $614,000 and a fair market value of $637,000 as of December 31, 2019.

Overall, the tax equivalent yield on all of the Corporation’s securities increased only slightly from 2.64% for 2018, to 2.66% for 2019. On the taxable segment of the portfolio, Treasury rates were lower in 2019 compared to 2018, so the majority of securities that matured or were sold had slightly lower or similar yields compared to the securities purchased to replace them. The Corporation’s securities portfolio underwent a number of changes during 2019 including an increase in investments in asset-backed securities and a decrease in obligations of states and political subdivisions. The fair market value of the Corporation’s securities portfolio increased by $14.8 million, or 4.9%, from December 31, 2018 to December 31, 2019, but the portfolio accounted for a smaller amount of the Corporation’s assets at 26.9% as of December 31, 2019, compared to 27.3% as of December 31, 2018.

Management invested in asset-backed securities in 2018 in the form of student loan floaters in an effort to provide an instrument that will perform well in a rates-up environment and offset the interest rate risk of the longer fixed-rate municipal bonds. The investment in this segment grew throughout 2019 and continues to be a good defensive structure to balance rates-up risk.

Management views the U.S. government agency sector as foundational to the building of the securities portfolio. U.S. agencies have very low risk and high liquidity, and depending on structure, are fairly predictable in terms of their performance. Non-callable agencies have a set maturity date with no principal payments until maturity. Callable agencies offer a higher yield but carry option risk, the risk that the agency could call the issue after it reaches the call date. This typically occurs if interest rates decline. The non-callable structures have lower yield but a better total return profile when considering all rate scenarios, however given a slow progression of higher rates the callable structure would outperform given the higher yield. As a result, management uses a blend of non-callable and callable instruments

ENB FINANCIAL CORP

Management’s Discussion and Analysis

to enhance yield performance but ensure a predictable cash flow ladder is built out into the future. Management prefers to use corporate bonds to supplement U.S. agencies in building a ladder of steady maturities in the one-year to five-year time frame. Corporate bonds provide better return than U.S. agencies, especially in this shorter time frame, since they provide better yields and are generally not callable. While corporate bonds do carry substantially more credit risk than U.S. agencies, the credit risk of corporate bonds is greatly mitigated by maintaining shorter maturities and investing in A-rated Fortune 500 companies.

Investments in MBS and CMOs assist management in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike U.S. agency bonds, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay monthly principal and interest. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease. During the majority of 2019, cash flows from these securities were higher than the prior year as a result of lower Treasury rates. Management desires and pursues those MBS and CMO securities that do not experience significant changes in prepayment speeds given changes in interest rates. Since nearly all of these securities are purchased at a premium, management is most concerned with how quickly that premium will be amortized based on the average life of the security. Therefore, management attempts to guard against those securities with fast or volatile prepayment speeds in favor of those that demonstrate more consistent principal payments.

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free securities that generally provide the highest yield in the securities portfolio on a tax-equivalent basis. In the continued prolonged period of historically low interest rates and with a lower Corporate tax rate, the municipal bond sector has lost some of its benefit compared to other segments of the portfolio. Municipal tax-equivalent yields generally start above other taxable bonds; however, they generally carry the longest duration and highest interest rate risk exposure out of all the Corporation’s securities. Due to the lower tax rate in 2018 and 2019, municipal bonds do not provide yields as high as previous years, but they still are an important component of the Corporation’s portfolio. The municipal bond portfolio had an unrealized gain position of $2,236,000 as of December 31, 2019, compared to an unrealized loss position of $1,532,000 as of December 31, 2018.

The vast majority of the municipal bonds held by the Corporation on December 31, 2019 carried between an A and an AA credit rating, with 8.2% carrying the highest AAA rating. These are stronger ratings on average than the ratings on the corporate bonds held by the Corporation. These ratings reflect the final rating or the rating with any insurance backing or credit enhancements. The Corporation’s securities policy requires that municipal bonds not carrying insurance have a minimum S&P credit rating of A- or a minimum Moody’s credit rating of A3 at the time of purchase. It is possible that municipalities have an underlying rating of S&P BBB+ or Moody’s Baa1 rating prior to insurance or credit enhancement while having a final rating of S&P A- or Moody’s A3 with the insurance and/or credit enhancement. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the weaker economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Therefore, management closely monitors any municipal bonds that have their credit ratings downgraded below initial purchase guidelines. The Corporation has not experienced any losses due to defaults or bankruptcies of states or political subdivisions. As of December 31, 2019, all of the municipal bonds carried credit ratings within the Corporation’s initial purchase policy requirements.

As of December 31, 2019, the Corporation held corporate bonds with a total book value of $54.6 million and fair market value of $54.9 million. Corporate bonds, consisting of bonds issued by public companies as unsecured credit, carry a 100% risk weighting for capital purposes and therefore are viewed as a higher risk security. Because of the higher risk posed by corporate bonds, the Corporation has a policy that limits corporates to 20% of the portfolio book value. As of December 31, 2019, this $54.6 million book value of corporate debt amounted to 17.5% of the portfolio book value, compared to $61.1 million book value, or 19.9% of portfolio book value as of December 31, 2018.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

Management closely monitors the unrealized gain or loss positions of all the corporate bonds to identify any potential weakness. The trading levels of these securities are closely linked to the financial performance and health of the entity. Significant declines in the valuations of these securities, beyond what can be attributed to movement in interest rates, are generally an indication of higher credit risk. Management reviews all securities with unrealized losses approaching 10% or those carrying unrealized losses for prolonged periods of time, for possible impairment. As of December 31, 2019, the highest percentage of unrealized losses for any corporate bond was 0.9%. Most Corporate bonds had unrealized gains as of December 31, 2019. All but two of the corporate bonds had at least an A credit rating by one of the major credit rating services, with all corporate bonds considered investment grade. Currently, there are no indications that any of these bonds would discontinue contractual payments.

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

The following table shows the weighted-average life and yield on the Corporation’s securities by maturity intervals as of December 31, 2019, based on amortized cost. All of the Corporation’s securities are classified as available for sale and are reported at fair value; however, for purposes of this schedule they are shown at amortized cost.

SECURITIES PORTFOLIO MATURITY ANALYSIS

(DOLLARS IN THOUSANDS)

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. government agencies	4,161	2.42	26,245	1.85	2,215	2.45	—	—	32,621	1.97
U.S. agency mortgage-backed securities	9,323	2.09	23,074	2.16	11,828	2.36	4,634	2.54	48,859	2.23
U.S. agency collateralized mortgage obligations	9,330	2.16	37,261	2.18	10,424	2.47	3,109	2.27	60,124	2.23
Corporate bonds	2,527	2.22	52,078	2.51	—	—	—	—	54,605	2.50
Obligations of states and political subdivisions	—	—	1,369	2.65	3,628	2.63	81,219	2.97	86,216	2.95
Asset-backed securities	—	—	—	—	3,901	2.62	19,745	2.37	23,646	2.41
Marketable equity securities	—	—	—	—	—	—	6,685	2.93	6,685	2.93

Total securities available for sale	25,341	2.18	140,027	2.24	31,996	2.46	115,392	2.83	312,756	2.48

Securities are assigned to categories based on stated contractual maturity except for MBS and CMOs, which are based on anticipated payment periods.

The yield on the securities portfolio, including equity securities, was 2.48% as of December 31, 2019, compared to 2.64% as of December 31, 2018. The reduction in yield was primarily due to the decline in market interest rates throughout 2019. Management also reduced municipal bonds throughout 2019 which carry the highest yield in the portfolio. This reduction in balance caused a reduction in overall security yield. As of December 31, 2019, the effective duration of the Corporation’s fixed income security portfolio was 2.2 years for the base case or rates unchanged scenario, compared to 3.0 years as of December 31, 2018. Effective duration is the estimated duration or length of a security or portfolio, which is implied by the price volatility. Effective duration is calculated by converting price volatility to a standard measurement representing length, expressed in years. It is a measurement of price sensitivity,

ENB FINANCIAL CORP

Management’s Discussion and Analysis

with lower durations being advantageous in periods of rising rates and longer durations benefiting the holder in periods of declining rates. An effective duration of 3.0 years would approximate the duration of a three-year U.S. Treasury, a security that has no option risk or call provisions. Management receives effective duration and price volatility information quarterly on an individual security basis. Management’s target base case, or rates unchanged effective duration, is 3.0 years. The Corporation manages duration, along with interest rate sensitivity and fair value risk, across the entire balance sheet. Currently, assets are repricing quicker than liabilities, meaning the Corporation is asset sensitive and benefits by higher interest rates. Regardless of the Corporation’s asset sensitive balance sheet position, management still desires for the securities portfolio’s effective duration to increase toward the 3.0 target throughout 2020.

Effective duration is only one measurement of the length of the securities portfolio. Management receives and monitors a number of other measurements. In general, a shorter portfolio will adjust more quickly in a rising interest rate environment, whereas a longer portfolio will tend to generate more return over the long-term and will outperform a shorter portfolio when interest rates decline. Because the Corporation’s securities portfolio is now shorter than it has been historically and shorter than the average peer bank, it will generally outperform the average peer bank given static rates or an increase in interest rates, and will generally underperform given lower interest rates. Additionally, with fixed rate instruments, the longer the term of the security, generally the more fair value risk there is when interest rates rise. The converse is true when interest rates decline. The securities portfolio is a significant piece of the Corporation’s assets, but there are other crucial elements that management also uses to manage the Corporation’s asset liability position such as cash and cash equivalents and borrowings. Beyond these, management also utilizes other elements of the Corporation’s balance sheet to reduce exposure to higher interest rates. Prime-based loans account for approximately 20% of the Corporation’s total loans which results in this segment of the portfolio having very minimal exposure to interest rate risk because these loans reprice to the new Prime rate whenever there is a Federal Reserve rate movement. The unusually extended period of historically low rates also caused the Corporation’s deposits to undergo major changes in consistency with non-interest bearing accounts and savings accounts responsible for a larger percentage of deposits while time deposits have declined markedly. This has benefited the Corporation’s asset liability position with more core deposits which model with longer lives causing liabilities to extend. The combination of Prime-based loans and longer core deposits has allowed management to historically take on more duration in the securities portfolio. See Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion on the Corporation’s management of asset liability risks including interest rate risk and fair value risk.

The majority of the Corporation’s securities are held at the bank level with only a very small portfolio of bank stocks held at the holding company level. With only $614,000 of book value as of December 31, 2019, the non-maturity nature of the Corporation’s bank stock portfolio is not material to the duration of the Corporation’s securities portfolio or assets. The decision to purchase these equity securities at the holding company level took into account tax strategies, market conditions, and other strategic decisions.

Loans

Net loans outstanding increased $58.8 million, or 8.6%, from $685.4 million at December 31, 2018, to $744.2 million at December 31, 2019. The following table shows the composition of the loan portfolio as of December 31 for each of the past five years.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	December 31,
	2019		2018		2017		2016		2015
	$	%	$	%	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	120,212	16.0	101,419	14.6	90,072	15.1	86,434	15.2	87,613	16.8
Agriculture mortgages	175,367	23.3	165,926	24.0	152,050	25.5	163,753	28.7	158,321	30.5
Construction	16,209	2.2	18,092	2.6	18,670	3.1	24,880	4.4	14,966	2.9
Total commercial real estate	311,788	41.5	285,437	41.2	260,792	43.7	275,067	48.3	260,900	50.2

Consumer real estate (a)
1-4 family residential mortgages	258,676	34.4	219,037	31.6	176,971	29.7	150,253	26.3	133,538	25.7
Home equity loans	9,770	1.3	10,271	1.5	11,181	1.9	10,391	1.8	10,288	2.0
Home equity lines of credit	70,809	9.4	64,413	9.3	61,104	10.2	53,127	9.3	37,374	7.2
Total consumer real estate	339,255	45.1	293,721	42.4	249,256	41.8	213,771	37.4	181,200	34.9

Commercial and industrial
Commercial and industrial	58,019	7.7	61,043	8.8	41,426	6.9	42,471	7.4	36,189	7.0
Tax-free loans	16,388	2.2	22,567	3.3	20,722	3.5	13,091	2.3	19,083	3.7
Agriculture loans	20,804	2.8	20,512	3.0	18,794	3.2	21,630	3.8	18,305	3.5
Total commercial and industrial	95,211	12.7	104,122	15.1	80,942	13.6	77,192	13.5	73,577	14.2

Consumer	5,416	0.7	9,197	1.3	5,320	0.9	4,537	0.8	3,892	0.7

Total loans	751,670	100.0	692,477	100.0	596,310	100.0	570,567	100.0	519,569	100.0
Less:
Deferred loan costs, net	(1,948)		(1,596)		(1,243)		(1,000)		(714)
Allowance for loan losses	9,447		8,666		8,240		7,562		7,078
Total net loans	744,171		685,407		589,313		564,005		513,205

(a)	Residential real estate loans do not include mortgage loans serviced for others. These loans totaled $154,577,000 as of December 31, 2019, $126,916,000 as of December 31, 2018, $98,262,000 as of December 31, 2017, $66,767,000 as of December 31, 2016, and $38,024,000 as of December 31, 2015.

The composition of the loan portfolio has remained relatively stable in recent years, with the one major trend being the growth in 1-4 family residential lending. The total of all categories of real estate loans comprised 86.6% of total loans as of December 31, 2019, compared to 83.6% of total loans as of December 31, 2018. Consumer real estate has been the largest category of the loan portfolio for the past two years, with commercial real estate being the second largest category.

Commercial real estate consists of 41.5% of total loans as of December 31, 2019, compared to 41.2% of total loans as of December 31, 2018. Within the commercial real estate segment there has been an increase in agricultural mortgages and commercial mortgages over the past year, with construction based mortgages then declining slightly in 2019. Agricultural purpose loans have averaged approximately 26% of the Corporation’s total loans over the past five-year period, and had experienced a period of slow growth in 2016 followed by declines in 2017, and then growth again in 2018 and 2019. In 2016 the growth rate slowed as economic conditions, namely weaker commodity prices, became more difficult and changes occurred in the Corporation’s agricultural lending team. The reduction in agricultural mortgages in 2017 was caused by a general slowing of the growth rate in the local agricultural industry, a more challenging year for dairy farmers, which account for approximately half the Corporation’s agricultural loans, and a reduction in the pipeline of new agricultural loans caused by the prior changes in the agricultural lending staff. The Corporation has a history of an agricultural focus, which coincides with the market area and type of customers that we serve. In 2018 and 2019, agricultural loan growth picked up due to the Corporation’s renewed commitment to and more agricultural relationships proceeding with projects. Management believes the agricultural loan portfolio will continue to grow in 2020, but is also closely tracking the impact of weaker commodity prices on the Corporation’s farmers.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Commercial real estate loans increased to $311.8 million at December 31, 2019, from $285.4 million at December 31, 2018, a 9.3% increase. The increase in commercial real estate occurred in the agriculture and commercial mortgages. Agriculture mortgages increased by $9.4 million, or 5.7%, and commercial mortgages increased by $18.8 million, or 18.5%, from December 31, 2018, to December 31, 2019. The agricultural mortgages, along with agricultural loans not secured by real estate, accounted for 26.1% of the entire loan portfolio as of December 31, 2019, compared to 26.9% as of December 31, 2018. Management expects agricultural and commercial loans to increase in 2020. Management believes as economic conditions stabilize in 2020, other elements of the local diversified economy outside of the agriculture industry will expand and cause commercial mortgages to continue to grow as well.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 12.7% of total loans as of December 31, 2019, compared to 15.1% as of December 31, 2018. In scope, the commercial and industrial loan sector, at 12.7% of total loans, is significantly smaller than the commercial real estate sector at 41.5% of total loans. This is consistent with management’s credit preference for obtaining real estate collateral when making commercial loans. The balance of total commercial and industrial loans decreased from $104.1 million at December 31, 2018, to $95.2 million at December 31, 2019, a 8.5% decrease. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. Based on current levels of demand for these types of loans and the higher level of commercial and industrial expertise that the Corporation now has, management anticipates that these loans will experience moderate growth in 2020.

The Corporation provides credit to many small and medium-sized businesses. Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees. Commercial and industrial loans decreased to $58.0 million at December 31, 2019, a $3.0 million, or 4.9% decrease, from the $61.0 million at December 31, 2018.

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

The following chart details the Corporation’s CRE loans as of December 31, 2019 and December 31, 2018.

CRE SUMMARY BY CATEGORY
(DOLLARS IN THOUSANDS)	December 31,
	2019		2018
	Total		Total
	Committed	Risk-Based	Committed	Risk-Based
	Loan Amount	Capital	Loan Amount	Capital
CRE Description	$	%	$	%
Land Development Loans	2,074	1.7	3,280	2.8
1-4 Family Residential Construction Loans	1,731	1.4	1,046	0.9
Commercial Construction Loans	19,550	15.6	11,560	9.8
Other Land Loans	—	—	61	0.1
Multi-Family Property	8,428	6.7	7,259	6.2
Nonfarm, Nonresidential Property	22,021	17.6	17,696	15.1
Unsecured Loans to Developers	853	0.7	884	0.7
	54,657	43.7	41,786	35.6

Corporation's Risk-Based Capital	124,970		117,479

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s level of CRE loans is low relative to other financial institutions in its peer group and as a percentage of risk-based capital, with 43.7% as of December 31, 2019. Management does not believe the Corporation’s CRE profile will change significantly during 2020. Management is closely monitoring all CRE loan types to be able to determine any negative trends that may occur. Management does internally monitor the delinquencies and risk ratings of these loans on a monthly basis and has established internal policy guidelines to restrict the amount of each of the above seven types of CRE loans as a percentage of capital. As of December 31, 2019, the Corporation was well under internal guidelines for all of the above CRE loan types.

The consumer residential real estate category represents the largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $293.7 million on December 31, 2018, to $339.3 million on December 31, 2019, a 15.5% increase. This category includes closed-end fixed rate or adjustable rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged close to 40% of total loans. In 2018, this percentage was 42.4%, and in 2019 it increased to 45.1%. Management expects the consumer residential real estate category to increase at a similar pace in 2020 due to a continued effort to increase mortgage volume.

The first lien 1-4 family mortgages increased by $39.6 million, or 18.1%, from December 31, 2018, to December 31, 2019. These first lien 1-4 family loans made up 76% of the residential real estate total as of December 31, 2019, and 75% as of December 31, 2018. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. During 2019, mortgage production increased 8.9% over the prior year.  The Corporation experienced increases in both portfolio and secondary market production. The percentage of mortgage originations going in the Corporation’s held for investment mortgage portfolio remained the same at 61% year over year. Market conditions were favorable throughout the year, in combination with an increase in held for sale mortgage production. Gains on the sale of mortgages increased by 21% in 2019 compared to 2018. The low interest rate environment did lead to an incremental increase in refinance activity; 51% of volume in 2019 was purchase, 22% was residential construction lending, and 27% was refinance activity. The volume of mortgage production in 2019 led to a 19% increase in growth of the overall residential loan portfolio, with a continuing shift from fixed rate loans to interim adjustable rate mortgages (ARMs), climbing from 44% of the residential loan portfolio at the end of 2018, to 49% at the end of 2019. This shift in production has decreased the bank’s interest rate risk profile and this trend is expected to continue in 2020.

As of December 31, 2019, the remainder of the residential real estate loans consisted of $9.8 million of fixed rate junior lien home equity loans, and $70.8 million of variable rate home equity lines of credit (HELOCs). This compares to $10.3 million of fixed rate junior lien home equity loans, and $64.4 million of HELOCs as of December 31, 2018. Therefore, combined, these two types of home equity loans increased from $74.7 million to $80.6 million, an increase of 7.9%. After remaining at 3.25% for seven (7) years, the Prime rate was increased by 25 basis points to 3.50% in December of 2015 and another 25 basis points to 3.75% in December of 2016 before increasing three more times in 2017 and 4 times in 2018 ending the year at a rate of 5.50%. During 2019, the Prime rate decreased three times, ending the year at 4.75%. The majority of borrowers chose variable-rate HELOC products throughout 2018 and 2019 instead of fixed-rate home equity loans. Management believes consumers may continue to choose variable-rate products in 2020 if the interest rate environment remains low. Only if the Prime rate would begin to increase, would consumers be more likely to choose to fix their loan for a specified term as opposed to allowing the interest rate to remain variable.

Consumer loans not secured by real estate represent a very small portion of the Corporation’s loan portfolio, accounting for 0.7% of total loans as of December 31, 2019, and 1.3% of loans at December 31, 2018. In recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Due to the credit crisis that occurred in 2008 and 2009, specialized lenders began pulling back on the availability of credit and more favorable credit terms. The underwriting standards of major financing and credit card companies began to strengthen in the past few years after years of lower credit standards. This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice. Management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of additional consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in an environment of slow economic growth is generally being offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Management anticipates that the loan portfolio composition will remain largely the same in 2020 outside of the recent trend of consumer real estate loans slowly increasing as a percentage of the loan portfolio while the commercial real estate loan segment slightly declines. These two segments consistently are the largest two segments of the portfolio with each accounting for over 40% of the portfolio over the last three years. The consumer real estate segment grew faster than the commercial real estate segment in 2019 and is expected to do the same in 2020. The economic conditions that prevailed in 2019, were more favorable to originating consumer real estate loans than commercial real estate loans. In 2019 management expanded the Corporation’s geographic outreach in terms of marketing 1 to 4 family residential mortgages, which allowed these loans to grow despite an overall slowing of economic activity. Additionally, the three Federal Reserve rate decreases in the second half of 2019 elevated the amount of mortgage activity. Economic conditions appeared to be weakening in late 2019, which began to impact the growth rate of commercial real estate loans. This impact is expected to continue into 2019, with further slowing of commercial loan growth. Outside of these two large loan segments, the Corporation’s commercial and industrial segment declined moderately in 2019 and would be expected to hold as a lower percentage of the total loan portfolio in 2020. The Corporation’s small unsecured consumer loan portfolio is expected to remain under 1% of the total loan portfolio in 2020. Management is still aggressively pursuing loan growth with a focus on residential and commercial real estate, and agriculture lending. Management is well positioned for 2020 with a very strong brand image and history of expertise in these areas along with having reached a higher complement of lending staff in 2019, however the growth obtained will be highly dependent on economic conditions and competitive forces.

The following tables show the maturities for the loan portfolio as of December 31, 2019, by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

LOAN MATURITIES

(DOLLARS IN THOUSANDS)

		Due After
		One Year
	Due in One	Through	Due After
	Year or Less	Five Years	Five Years	Total
	$	$	$	$
Commercial real estate
Commercial mortgages	7,463	7,508	105,241	120,212
Agriculture mortgages	11,649	5,733	157,985	175,367
Construction	85	126	15,998	16,209
Total commercial real estate	19,197	13,367	279,224	311,788

Consumer real estate
1-4 family residential mortgages	12,379	7,452	238,845	258,676
Home equity loans	5,540	1,280	2,950	9,770
Home equity lines of credit	22	2,835	67,952	70,809
Total consumer real estate	17,941	11,567	309,747	339,255

Commercial and industrial
Commercial and industrial	21,884	30,335	5,800	58,019
Tax-free loans	—	2,490	13,898	16,388
Agriculture loans	12,108	6,271	2,425	20,804
Total commercial and industrial	33,992	39,096	22,123	95,211

Consumer	1,649	3,581	186	5,416
Total amount due	72,779	67,611	611,280	751,670

FIXED AND FLOATING RATE LOANS DUE AFTER ONE YEAR

(DOLLARS IN THOUSANDS)

		Floating or
	Fixed Rates	Adjustable Rates	Total
	$	$	$

Commercial real estate
Commercial mortgages	9,940	102,809	112,749
Agriculture mortgages	4,683	159,035	163,718
Construction	420	15,704	16,124
Total commercial real estate	15,043	277,548	292,591

Consumer real estate
1-4 family residential mortgages	78,514	167,782	246,296
Home equity loans	2,001	2,229	4,230
Home equity lines of credit	14,009	56,779	70,788
Total consumer real estate	94,524	226,790	321,314

Commercial and industrial
Commercial and industrial	29,208	6,927	36,135
Tax-free loans	11,104	5,284	16,388
Agriculture loans	6,777	1,919	8,696
Total commercial and industrial	47,089	14,130	61,219

Consumer	3,767	—	3,767

Total amount due	160,423	518,468	678,891

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

years but after five years either the loan rate resets to the Prime rate plus 0.75%, or a fixed rate for another reset period. The original maturity date does not change. Customers will generally opt for another fixed reset period within the original term.

Out of all the loans due after one year, 23.6% are fixed-rate loans as of December 31, 2019. These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower. Floating or adjustable rate loans reflect different types of repricing. Approximately 24% of the $518.5 million of loans due after one year are true floating loans. These loans are tied to the Prime rate and will reprice when the Prime rate changes. For commercial customers, generally all pass credits have been granted access to the Prime rate since 2011. However, a number of the Corporation’s business and commercial Prime-based loans have been priced at levels above the Prime rate due to the credit standing of the borrower. In terms of consumer real estate loans utilizing the Prime rate for pricing, the most common rate is Prime; however, the Corporation now utilizes risk-based pricing which causes HELOCs to be priced at various multiples of the Prime rate. Outside of a six-month introductory rate, the majority of the Corporation’s HELOCs were priced at 4.75%, 5.00%, and 5.25% as of December 31, 2019. The other 76% of the Corporation’s floating or adjustable loans due after one year are adjustable in nature and will reprice at a predetermined time in the amortization of the loan. These loans are mostly real estate commercial loans.

As of December 31, 2018, 29% of the $446.1 million of floating or adjustable loans due after one year were true floating rate loans that could reprice immediately, with the other 71% being adjustable after an initial fixed rate period. The percentage of loans that can reprice immediately decreased from 29% as of December 31, 2018, to 24% as of December 31, 2019. This decrease was a function of more consumers fixing their loans during 2019. True floating rate loans that would immediately reprice according to changes in the Prime rate are favorable in reducing the Corporation’s total exposure to interest rate risk and fair value risk should interest rates increase. It is likely the borrowing habits of commercial borrowers will change if the Fed raises rates in the near term. More commercial customers will desire to lock into an initial fixed interest rate period to avoid future rate increases. However, if the customer perceives rates will remain low for an extended period of time or even decrease further, there is a greater likelihood that borrowers will opt for variable rate loans in order to get the best available pricing.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	December 31,
	2019	2018	2017	2016	2015
	$	$	$	$	$

Non-accrual loans	1,984	1,833	393	721	380
Loans past due 90 days or more and still accruing	821	397	440	384	378
Troubled debt restructurings, non-performing	1,157	—	245	—	—
Total non-performing loans	3,962	2,230	1,078	1,105	758

Other real estate owned	—	—	—	—	—

Total non-performing assets	3,962	2,230	1,078	1,105	758

Non-performing assets to loans	0.53%	0.32%	0.18%	0.20%	0.15%

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Non-performing assets increased by $1,732,000, or 77.7%, from December 31, 2018, to December 31, 2019, primarily as a result of increases in loans past due 90 days or more and still accruing, and troubled debt restructurings. The increase in loans past due 90 days or more and still accruing was caused by higher delinquencies in the Corporation’s residential real estate portfolio. At the end of 2019, $807,000 of residential real estate loans were more than 90 days past due and still accruing, compared to $396,000 at the end of 2018. There were also two non-performing TDR loans as of December 31, 2019. The first, an agricultural mortgage of $718,000 had cash flow difficulties and a modification in payment terms was made to allow annual interest and principal payments. The second TDR loan was a $439,000 real estate secured loan with a payment modification made in the form of granting a nine-month interest-only payment. This second TDR loan was both non-accrual and TDR. For this above non-performing chart the $439,000 real estate loan is listed under TDR loans. There were no non-performing TDR loans as of December 31, 2018. The TDR loan as of December 31, 2017, was an agriculture loan restructured in the second quarter of 2017. This loan was paid off in full in July of 2018. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender.

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

As of December 31, 2019, there were seven loans to four unrelated borrowers totaling $1,984,000 on non-accrual compared to eight loans to four unrelated borrowers totaling $1,833,000 as of December 31, 2018. The largest non-accrual relationship at December 31, 2019, was three loans to a single borrower with a combined balance of $1,070,000 to an agricultural borrower.

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

As of December 31, 2019 and 2018, the Corporation had no properties classified as other real estate owned (OREO). Expenses related to OREO are included in other operating expenses and gains or losses on the sale of OREO are included in other income on the Consolidated Statements of Income.

Total delinquencies include loans 30 to 59 days past due, loans 60 to 89 days past due, loans 90 days or more past due and still accruing, and non-accrual loans. Total delinquencies as a percentage of total loans increased from 0.40% as of December 31, 2018, to 0.91% as of December 31, 2019. Although this represents an increase year-over-year, the level of non-performing loans in total still remains low compared to the Corporation’s peer group. The potential for significant losses related to delinquent loans is difficult to predict as actual charge-offs are dependent on more than the level of delinquency. Management does view that the levels of delinquency, as well as net charge-offs, could increase going forward if economic conditions worsen for borrowers or as the Corporation’s loan portfolio continues to grow. However, management currently does not expect the overall level of delinquencies to change materially in 2020.

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

loss calculation, management will adjust the allowance for loan losses through the provision as necessary. Changes to the allowance for loan losses during the year are primarily affected by three events:

•	Charge off of loans considered not recoverable
•	Recovery of loans previously charged off
•	Provision or credit for loan losses

The Corporation’s strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. While many financial institutions experienced a pattern of an escalation of allowance for loan losses after the financial crisis, then followed with reductions to the allowance in the form of credit provisions, the Corporation generally lagged this trend. This was due to a steady decline of the Corporation’s classified assets, delinquencies and non-performing loans. It took a longer period to bring the allowance back down to levels supported by the quarterly allowance for loan loss calculation. However, in recent years, the Corporation has recorded more normal levels of provision expenses in order to account for the growth in the loan portfolio as well as make adjustments for increasing levels of delinquencies and classified loans.

The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for each of the past five years. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	December 31,
	2019	2018	2017	2016	2015
	$	$	$	$	$

Balance at January 1,	8,666	8,240	7,562	7,078	7,141
Loans charged off:
Commercial real estate	(122)	(223)	(200)	—	(272)
Consumer real estate	—	(20)	—	—	(28)
Commercial and industrial	(63)	(110)	(89)	(23)	(44)
Consumer	(26)	(27)	(28)	(31)	(18)
Total charge-offs	(211)	(380)	(317)	(54)	(362)

Recoveries of loans previously charged off:
Commercial real estate	170	72	—	—	34
Consumer real estate	1	—	20	10	—
Commercial and industrial	48	66	24	193	112
Consumer	3	8	11	10	3
Total recoveries	222	146	55	213	149
Net loans recovered (charged off)	11	(234)	(262)	159	(213)
Provision charged (credited) to operating expense	770	660	940	325	150
Balance at December 31,	9,447	8,666	8,240	7,562	7,078

Net (charge-offs) recoveries as a %
of average total loans outstanding	0.00	(0.04)	(0.05)	0.03	(0.04)

Allowance at year end as a % of total loans	1.25	1.25	1.38	1.32	1.36

Charge-offs for the year ended December 31, 2019, were $211,000, compared to $380,000 for the same period in 2018. In 2019, the Corporation charged off a commercial real estate loan and a commercial and industrial loan to one borrower totaling $164,000 and several smaller amounts related to consumer loans. The Corporation charged off $223,000 in the first quarter of 2018 related to one commercial loan borrower and $100,000 related to a commercial and industrial loan. The Corporation’s level of charge-offs are still very low when compared to the national uniform bank performance peer group of banks between $1 billion and $3 billion of asset size. Outside of these commercial charge-offs, the other charge-offs represent a fairly typical level of consumer and small business loan charge-offs that would result from management charging off unsecured debt over 90 days delinquent with little likelihood of recovery. Recoveries were higher in 2019 as the Corporation recovered $128,000 related to one real estate secured loan relationship and smaller amounts related to other loans.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

During 2019, the Corporation recorded provision expense of $770,000 compared to $660,000 during 2018. The provision is used to increase or decrease the allowance for loan losses to a level considered adequate to provide for losses inherent in the loan portfolio. Provision expense grew in 2017, 2018, and 2019 primarily due to slightly higher charge-offs as well as significant loan portfolio growth in all years. Management heavily utilizes loan ratings in the allowance for loan loss calculation. From December 31, 2018 to December 31, 2019, there was a $7.8 million, or 63.2% increase, in substandard loans, which are considered classified loans and receive the highest degree of attention from management due to identified weaknesses. The largest part of the increase was a $4.1 million increase in commercial and industrial substandard loans caused by a leasing equipment borrower that was downgraded to substandard in the third quarter of 2019. That loan is paying as agreed but is expected to remain as substandard until management gains sufficient comfort with a new ownership structure. The remaining $3.7 million increase in substandard loans was primarily caused by a $3.6 million increase in substandard agricultural mortgages. This increase was attributed to several dairy loans being classified as substandard. After several years with very minimal dairy delinquencies, management did experience an increase with a small number of dairy farmers that were running with lower debt service coverage ratios. The amount of commercial mortgage substandard loans actually declined by $720,000 from December 31, 2018 to December 31, 2019, while the amount of agricultural loans not secured by real estate increased by $762,000 during the same period. These changes acted to offset each other and both involved unique commercial loan relationships that were not part of any trend.

Substandard loans have a larger impact to the allowance for loan loss calculation due to the increased likelihood of further credit deterioration. Special mention loans increased $1.5 million, from $5.4 million at December 31, 2018, to $6.9 million at December 31, 2019. Special mention loans, while not considered classified loans, do receive more scrutiny than a standard pass grade commercial loan and are assigned higher allocations for loan losses due to their status. All of the Corporation’s substandard and special mention borrowers will be reassessed as final 2019 financial information is received in early 2020.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. For the five-year period from 2015 through 2019, the Corporation maintained an allowance as a percentage of loans in a range between 1.25% and 1.38%. In 2019, the percentage stayed the same as the level at December 31, 2018 which was 1.25% of total loans. The composition of the Corporation’s loan portfolio has not changed materially from 2018 to 2019 and management views the overall risk profile of the portfolio to be similar to what it was in 2018. Management will continue to increase or decrease the allowance as a percentage of total loans based on the quarterly calculation of the allowance for loan losses. Any increases are based on the need to allocate additional amounts based on estimated credit losses inherent in the current portfolio, utilizing historical and projected credit losses and levels of qualitative and quantitative risks that are appropriate based on the current credit environment. The Corporation’s allowance for loan losses as a percentage of loans will likely remain relatively unchanged throughout 2020.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. In 2019, recoveries exceeded charge-offs by $11,000 and in 2018, net charge-offs represented 0.04% of average total loans outstanding.

The following table provides the allocation of the Corporation’s allowance for loan losses by major loan classifications. The percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

ALLOCATION OF RESERVE

(DOLLARS IN THOUSANDS)

	December 31,
	2019		2018		2017		2016		2015
		% of		% of		% of		% of		% of
	$	Loans	$	Loans	$	Loans	$	Loans	$	Loans

Real estate	7,174	86.6	6,704	83.6	5,915	85.5	5,447	85.7	5,234	85.1
Commercial and industrial	1,784	12.7	1,428	15.1	1,829	13.6	1,552	13.5	1,314	14.2
Consumer	41	0.7	103	1.3	98	0.9	82	0.8	62	0.7
Unallocated	448	—	431	—	398	—	481	—	468	—
Total allowance for loan losses	9,447	100.0	8,666	100.0	8,240	100.0	7,562	100.0	7,078	100.0

Real estate loans represent 86.6% of total loans with 75.9% of the allowance covering these loans. Real estate secured loans have historically experienced lower losses than non-real estate secured loans, accounting for the difference. The combined consumer and business real estate portion of the loan portfolio increased by $71.9 million, or 12.4%, from December 31, 2018, to December 31, 2019 causing an additional $470,000 to be placed in the allowance for these loans. Commercial and industrial loans not secured by real estate have historically experienced higher loan losses as a percentage of balances and therefore require a larger relative percentage of the reserve. The reserve allocated to these loans has increased and decreased in recent years, but has not changed significantly as a percentage of total loans. For 2019, the dollar amount of allocation for commercial and industrial loans increased by $356,000, or 24.9%, with this allocation accounting for 18.9% of the total allowance as of December 31, 2019 compared to 16.5% of the total allowance as of December 31, 2018. As of December 31, 2019, commercial and industrial loans make up 12.7% of all loans. The increase in the commercial and industrial allocation is also a reflection of the higher level of risk taken on in this category of loans.

The amount of allowance allocated to consumer loans has always been very small as generally consumer loans more than 90 days delinquent are charged off. The amount of allowance allocated to consumer loans and personal loans is based on historical losses and qualitative factors.

The $448,000 unallocated portion of the allowance as of December 31, 2019, increased slightly from the balance at the end of 2018, but the unallocated portion as a percentage of the total allowance decreased from 5.0% at December 31, 2018, to 4.7% at December 31, 2019.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $518,000, or 2.0%, to $25,033,000 on December 31, 2019, from $25,551,000 as of December 31, 2018. During 2019, capital investments were made by the Corporation in various small projects and normal ongoing capital needs. However, the new investments were more than offset by depreciation of the existing premises and equipment. In 2019, $928,000 of new investments were made in premises and equipment, while the Corporation recorded $1,446,000 of accumulated depreciation on existing assets, resulting in the decrease in net premises and equipment during the year. The Corporation had $104,000 in construction in process at the end of 2019 compared to $133,000 at the end of 2018. These balances consisted of amounts for small projects or equipment not yet placed in service as of each year-end. For further information on fixed assets refer to Note D to the Consolidated Financial Statements.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) of Pittsburgh and Atlantic Community Bankers Bank (ACBB). The Corporation’s $7,291,000 of regulatory stock holdings as of December 31, 2019, consisted of $7,103,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation on a quarterly basis at par if outstanding borrowings decline to a predetermined level. The FHLB also pays a quarterly dividend on the outstanding shares held by the Corporation. The FHLB’s quarterly dividend yield was 7.75% annualized on activity stock and 4.50% annualized on membership stock as of December 31, 2019. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Bank-Owned Life Insurance (BOLI)

The Corporation owned life insurance with a total recorded cash surrender value (CSV) of $28,818,000 on December 31, 2019, compared to $28,085,000 on December 31, 2018. The Corporation holds two distinct BOLI programs. The first, with a CSV of $4,980,000, was the result of insurance policies taken out on directors of the Corporation electing to participate in a directors’ deferred compensation plan. The program was designed to use the insurance policies to fund future annuity payments as part of a directors’ deferred compensation plan that permitted deferral of Board pay from 1979 through 1999. The plan was closed to entry in 1999, when directors were no longer provided the option of deferring their Board pay. The Corporation pays the required premiums for the policies and is the owner and beneficiary of the policies. The life insurance policies in the plan generally have annual premiums; however, the premium payments are not required after the first five years.

The second BOLI plan was originated in 2006 when life insurance was first taken out on a select group of the Corporation’s officers. The additional income generated from this BOLI plan is to assist in offsetting the rising cost of benefits currently being provided to all employees. The most recent BOLI investment was a $2.5 million investment made in December of 2017. The CSV for this plan was $23,838,000 as of December 31, 2019, compared to $23,212,000 at December 31, 2018. The CSV increase of $626,000 during 2019 was the result of the internal return generated from these policies net of the cost of insurance. The Corporation purchased whole life policies for this BOLI plan and is the owner and beneficiary of the policies.

Deposits

The Corporation’s total ending deposits increased $54.4 million, or 5.9%, from $919.7 million on December 31, 2018, to $974.1 million on December 31, 2019. Customer deposits are the Corporation’s primary source of funding for loans and investments. In recent years the economic weakness and volatile performance of the stock market and other types of investments like real estate led customers back to banks as safe places to invest money, in spite of historically low interest rates. In addition to this trend, there was significant market disruption in the Corporation’s market area beginning in 2015 that greatly impacted 2016, and 2017, which resulted in customers seeking a new local financial institution to meet their needs. In 2018 and 2019, deposit growth was a little more challenging as competitive rates returned to the market giving customers more options to place their funds. Most of the growth in deposit balances during 2019 was in non-interest bearing demand accounts, money market deposit accounts, and savings accounts, with higher cost deposits like time deposits decreasing.

The Deposits By Major Classification table, shown below, provides the average balances and rates paid on each deposit category for each of the past three years. The average 2019 balance carried on all deposits was $936.9 million, compared to $874.3 million for 2018. This represents an increase of 7.2% on average deposit balances. The increase in average deposit balances from 2017 to 2018 was 5.1%. Average balances provide a more accurate picture of growth in deposits because deposit balances can vary throughout the year. In addition, the interest paid is based on average deposit balances carried during the year calculated on a daily basis.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2019		2018		2017
	$	%	$	%	$	%

Non-interest bearing demand	340,130	—	322,733	—	287,928	—
Interest-bearing demand	22,215	0.52	20,079	0.35	18,742	0.25
NOW accounts	91,710	0.36	88,219	0.24	84,232	0.15
Money market deposit accounts	142,639	0.86	104,739	0.25	98,548	0.18
Savings accounts	204,178	0.05	196,392	0.05	187,018	0.05
Time deposits	136,075	1.30	142,125	1.00	155,285	0.95
Total deposits	936,947		874,287		831,753

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Fees
•	Strength of the financial institution
•	Permanence of the financial institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to financial competition

The Corporation has been a stable presence in the market area and offers convenient locations, relatively low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves. Management has always priced products and services in a manner that makes them affordable for all customers. This, in turn, creates a high degree of customer loyalty, which has provided stability to the deposit base. In 2017, management saw significant deposit inflows due to merger activity in the local market. While this deposit growth slowed during 2018 and 2019, there was still deposit growth experienced throughout both years. The Corporation continues to generally benefit from the customers’ preference to conduct business with a smaller financial institution versus a larger institution. The Corporation’s deposits also grew in the Morgantown, Georgetown, and Strasburg market areas where new branches were opened in 2016 and 2017. These offices significantly expanded the Corporation’s market area, which management continues to execute as part of the strategic plan.

The average balance of the Corporation’s core deposits, including non-interest bearing demand deposits, interest-bearing demand deposits, NOW accounts, MMDA accounts, and savings accounts, grew $68.7 million, or 9.4%, since December 31, 2018. Interest rates had decreased throughout 2019. Management believes that throughout 2019 customers were sitting on more liquidity as a matter of prudence to position to invest at a later point when rates rise. The safety of FDIC-insured funds and immediate access to funds in a low interest rate environment was more of a priority to customers than interest rates.

Time deposits are typically a more rate-sensitive product making them a less reliable source of funding. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. Due to adequate funding levels from all sources, the Corporation’s time deposit strategy prior to 2018 had been to offer rates that were not the highest in the local market or the lowest, but close to the average. This strategy will not grow time deposits in the current environment because interest rates being offered are still at historically low levels not attractive to many depositors. In the latter part of 2018, and through the third quarter of 2019, the Corporation offered some odd-term time deposit specials with better pricing to encourage the retention of existing time deposits that were rolling over. This strategy helped to stem the decline in time deposit balances and retain some of that funding from a liquidity standpoint to fund loan growth. Monitoring deposit rates going forward will be important as the interest rate environment will draw more and more attention from depositors.

In 2019, time deposits declined in both dollars and as a percentage of the Corporation’s deposits with the average balance decreasing by $6.1 million, or 4.3%, compared to 2018 average balances. This is a function of the interest rate environment and the relatively small difference between time deposit rates and interest bearing demand deposit and

ENB FINANCIAL CORP

Management’s Discussion and Analysis

money market fund rates. The consumer weighs the benefit of the higher rate versus the inability to gain access to the time deposit funds until the maturity date. If rates remain low throughout 2020, there is a likelihood that the consumer will continue to keep funds in checking and savings accounts and fewer funds in time deposits as the interest rate differential is not significant enough to warrant locking up the funds for a set term. If market rates were to increase, the less willingness there will be for consumers to be content in low or non-interest bearing deposit accounts which could cause an increase in time deposit balances or a move to alternative investment options outside of deposits. A portion of the decrease in time deposit balances from 2018 to 2019 can also be attributed to customers redeploying their time deposits into the equity market and other investments, and other competing financial institutions that have different pricing strategies. A reduction in time deposits has worked in concert with management’s asset liability plan for a better mix of core deposits relative to time deposits. Management was willing to see a decline in time deposit balances as the most expensive source of funding for the Corporation.

Management follows a disciplined pricing strategy with regard to time deposit funds desiring not to pay materially above wholesale pricing levels. In this regard, if some elements of market competition prices materially above wholesale rates, management will not meet those pricing levels and will seek more cost effective wholesale funding opportunities.

As of December 31, 2019, time deposits over $100,000 made up 31.6% of the total time deposits. This compares to 28.2% on December 31, 2018. The total dollar amount of time deposits over $100,000 increased $5.4 million, or 14.4%, from December 31, 2018 to December 31, 2019. Since time deposits over $100,000 are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease. The following table provides the total amount of time deposits of $100,000 or more for the past three years by maturity distribution.

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

(DOLLARS IN THOUSANDS)

	December 31,
	2019	2018	2017
	$	$	$

Three months or less	6,879	7,656	9,220
Over three months through six months	7,594	3,337	3,115
Over six months through twelve months	10,912	4,592	8,724
Over twelve months	17,601	21,998	26,205
Total	42,986	37,583	47,264

In order to meet future funding obligations, it is necessary to review the timing of maturity for large depositors, like the time deposits of $100,000 or more. The Corporation monitors all large depositors to ensure that there is a steady flow of maturities. As of December 31, 2019, the Corporation had a typical laddering of large time deposits; however the portfolio was more heavily weighted to time deposits maturing in less than twelve months. Longer term time deposits have declined as customers are not willing to lock in funds for longer terms at a time of historically low interest rates and with the uncertainty about future rate increases. For more information on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk. Additionally, for more information on the maturity of time deposits, see Note F to the Consolidated Financial Statements.

Borrowings

Total borrowings were $78.1 million as of December 31, 2019, and $73.3 million as of December 31, 2018. The Corporation had $200,000 of short-term borrowings at December 31, 2019, and $7.9 million of short-term borrowings as of December 31, 2018. Short-term borrowings are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.

Long-term borrowings increased to $77.9 million as of December 31, 2019, from $65.4 million as of December 31, 2018. The Corporation primarily uses Federal Home Loan Bank (FHLB) advances as the source for long-term borrowings. These borrowings are used as a secondary source of funding and to mitigate interest rate risk. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits as part of an asset liability strategy to obtain the most effective long term funding sources.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The increase in long-term FHLB borrowing balances during the year related to the Corporation’s 2019 strategy of refinancing maturing FHLB borrowings to lock in funding for a longer period of time and taking advantage of the low-rate environment. As of December 31, 2019, all the borrowings of FHLB were fixed-rate loans.

To limit the Corporation’s exposure and reliance on a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of the Corporation’s total assets. As of December 31, 2019, the Corporation was well within this policy guideline at 6.6% of asset size with $77.9 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of December 31, 2019, total borrowings from all sources amounted to 66.9% of the Corporation’s capital, well under the policy guideline. The Corporation has maintained FHLB borrowings and total borrowings within these guidelines throughout the year.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is $455.6 million as of December 31, 2019. The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels. The Corporation maintains capital ratios well above those minimum levels and higher than the peer group average. The risk-weighted capital ratios are calculated by dividing capital by risk-weighted assets. Regulatory guidelines determine risk-weighted assets by assigning assets to a pre-defined risk-weighted category. The calculation of Tier I Capital to Risk-Weighted Assets includes an adjustment to remove the impact of the unrealized holding gains or losses on the Corporation’s securities portfolio, adjusted for taxes. The Tier II or Total Capital to Risk-Weighted Assets ratio has the same adjustment but adds back any allowances for loan losses thereby making this ratio higher than the Tier I Capital to Risk-Weighted Assets ratio. The new Common Equity Tier I Capital Ratio could include an adjustment to Tier I Capital for deferred tax items, but there was no adjustment for the Corporation as of December 31, 2019, 2018, or 2017, so the Common Equity Tier I Capital ratio was the same as the Tier I Capital ratio. See Notes I and M to the Consolidated Financial Statements for additional information on capital transactions.

The following table reflects the Corporation’s capital ratios compared to regulatory capital requirements for prompt corrective action.

REGULATORY CAPITAL RATIOS	Capital Ratios			Regulatory Requirements
	As of	As of	As of
	Dec. 31,	Dec. 31,	Dec. 31,	Adequately	Well
	2019	2018	2017	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets	14.5%	14.3%	15.0%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	13.4%	13.2%	13.8%	6.0%	8.0%
Common Equity Tier I Capital to Risk-Weighted Assets	13.4%	13.2%	13.8%	4.5%	6.5%
Tier I Capital to Average Assets	9.9%	10.0%	10.1%	4.0%	5.0%

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

Total dividends paid to shareholders during 2019, were $3,518,000, or $0.620 per share, compared to $3,282,000, or $0.575 per share paid to shareholders during 2018. The Corporation uses current earnings and available retained earnings to pay dividends. The Corporation’s current capital plan targets Tier I Capital to Average Assets between 10.0% and 12.0%. The Corporation also desires a dividend payout ratio in the range of 30% to 40%. This ratio will vary according to income, but over the long term, management’s goal is to maintain a payout ratio within this range. For 2019, the dividend payout ratio was 30.8%. This ratio on the lower end of the desired range was due to the higher

ENB FINANCIAL CORP

Management’s Discussion and Analysis

earnings recorded in 2019. The Corporation anticipates that the payout ratio for 2020 will also be in the 30% to 40% range.

The amount of unrealized gain or loss on the Corporation’s securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the Corporation’s balance sheet. The change in unrealized holding gain or loss that occurred during 2019 is shown on the Corporation’s Consolidated Statements of Comprehensive Income, along with a reclassification adjustment for losses included in the current year’s income. The Corporation’s Consolidated Statements of Comprehensive Income shows the impact of changes in unrealized gains and losses during the year on the Corporation’s net income to arrive at net comprehensive income or loss.

In terms of the Corporation’s balance sheets, an unrealized gain increases capital while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of December 31, 2019, the Corporation showed unrealized gains, net of tax, of $1,600,000, compared to unrealized losses of $5,678,000 as of December 31, 2018. The changes in unrealized gains or losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

On July 1, 2008, ENB Financial Corp was formed. The retirement of all treasury shares was required as part of the formation of ENB Financial Corp. As a result, management needed treasury shares to be utilized for the existing Employee Stock Purchase Plan and Dividend Reinvestment Plan. Therefore, on August 14, 2008, the Board authorized a stock buyback plan for the purchase of up to 140,000 shares of common stock for corporate purposes. A total of 133,290 shares were purchased under this plan before it was superseded by a new plan. On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of another new plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. A total of 64,935 shares of treasury stock were purchased under this plan before it was superseded by a new plan. On February 20, 2019, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaces the 2015 plan. The first purchase of common stock under this plan occurred on May 13, 2019. By December 31, 2019, a total of 77,266 shares were repurchased at a total cost of $1,567,000, for an average cost per share of $20.28.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business. The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2019, and shows the future periods in which settlement of the obligations is expected. The contractual obligation numbers below do not include accrued interest. Refer to Note O to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)

	Less than	1-3	4-5	More than
	1 year	years	years	5 years	Total
	$	$	$	$	$

Time deposits (Note F)	73,545	35,754	25,887	—	135,186
Borrowings (Notes G and H)	16,541	30,308	31,223	—	78,072
Operating Leases	201,944	373,336	307,724	112,557	995,561

Total contractual obligations	292,030	439,398	364,834	112,557	1,208,819

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the liquidity section to follow, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments

ENB FINANCIAL CORP

Management’s Discussion and Analysis

by the Corporation as of December 31, 2019. For further details regarding off-balance sheet arrangements, refer to Note O to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

December 31,
2019
$
Commitments to extend credit:
Revolving home equity loans	101,733
Construction loans	61,242
Real estate loans	30,426
Business loans	125,902
Consumer loans	1,403
Other	4,744
Standby letters of credit	8,682

Total	334,132

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

It is unlikely that maturing assets would equal maturing liabilities because, on the balance sheet, assets do not equal liabilities. For purposes of this analysis, $1.09 billion of assets mature in all time frames while $1.05 billion of liabilities mature in all time frames, resulting in a 103.5% cumulative maturity gap. While a cumulative maturity gap of 100% would indicate that the same amount of assets and liabilities are maturing within the specified period, this is very unlikely to occur within any time frame, or on a cumulative basis.

Gap ratios have been increasing for the Corporation throughout 2019. The Corporation’s assets are shortening, with the length of the securities portfolio and the loan portfolio only partially offset by the length of the Corporation’s core deposit liabilities in conjunction with holding relatively high levels of cash and cash equivalents. Beyond the non-maturity deposits, management is able to utilize the length of wholesale funding instruments to offset the declining length of the CD portfolio as customers invest in shorter terms in anticipation of higher interest rates.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The size and length of the Corporation’s core deposit liabilities provide the most extension in terms of lengthening the liabilities on the balance sheet. The length of the core deposits is significantly longer than the Corporation’s longest term deposits and wholesale borrowings. As a result of shorter assets and longer liabilities, management is adding duration to assets in early 2020 to reduce asset sensitivity and gap ratios back toward guidelines. In a rising rate environment, having more assets maturing than liabilities is beneficial because those assets can be reinvested at higher yields. However, with the potential for an extended low-rate environment, flat yield curve, or potentially even lower rates, the Corporation has the ability to invest in longer-term assets at slightly higher yields now without putting undue pressure on the current gap ratios or future net interest income. Management anticipates that the gap ratios will decline as 2020 progresses.

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2019, along with the cumulative maturity gap guidelines monitored by management. For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

MATURITY GAP ANALYSIS

(DOLLARS IN THOUSANDS)

		More than	More than	More than
	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$
Assets maturing	118,757	89,137	275,115	188,006	418,790
Liabilities maturing	81,210	64,379	162,436	139,130	605,868
Maturity gap	37,547	24,758	112,679	48,876	(187,078)
Cumulative maturity gap	37,547	62,305	174,984	223,860	36,782

Maturity gap %	146.2%	138.5%	169.4%	135.1%	69.1%

Cumulative maturity gap %	146.2%	142.8%	156.8%	150.1%	103.5%

Cumulative maturity gap % guideline	45% to 155%	60% to 140%	75% to 125%	85% to 115%

As of December 31, 2019, one cumulative maturity gap ratio was within Corporate Policy guidelines and three were higher than the upper policy guideline. The six-month cumulative gap ratio was 146.2% as of December 31, 2019, below the upper guideline of 155%. However, the one-year, three-year, and five-year ratios were higher than guidelines at 142.8%, 156.8%, and 150.1%, respectively, compared to guidelines of 140%, 125%, and 115%. Management will continue to monitor all gap ratios to ensure proper positioning for future interest rate cycles.

Management’s current position is to work towards lowering the cumulative maturity gap percentages in order to get them closer to the upper guidelines in preparation for an extended flat-rate or even declining rate environment. If interest rates would decline in the near term, maintaining higher gap ratios would result in more assets maturing and repricing to rates lower than the average portfolio rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which impacts the Corporation’s interest income and margin. With potentially flat rates continuing throughout 2020, the risk of liabilities repricing to higher rates is minimal and Management anticipates having the ability to control deposit and borrowings costs and potentially achieving limited savings on the liability side.

It is likely that, should market interest rates rise in 2020, customer behavior patterns would change and deposits would become more rate sensitive with a greater portion potentially leaving the Corporation. These maturity gaps are closely monitored along with additional liquidity measurements discussed below. Management believes the probability of future Federal Reserve rate increases has diminished, driven by concerns of slower economic growth. Therefore, management no longer sees a need to maintain longer gap ratios above target ranges. It is expected that the gap ratios will decline in 2020. These longer gap ratios can be improved by investing in assets longer than five years and reducing the average length of time deposits. If short term rates do stabilize or decline again, management would need to accelerate this strategy and work to bring down the maturity gap levels to protect against assets repricing to lower levels.

In addition to the cumulative maturity gap analysis discussed above, management utilizes a number of other important liquidity measurements that management believes have advantages over, and give better clarity to, the

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

These measurements are designed to prevent undue reliance on outside sources of funding and ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of December 31, 2019, the Corporation was within guidelines for all of the above measurements.

Throughout 2019 it was important for the Corporation to be prepared for a rates-up environment with more liquidity available so funds could be reinvested in higher yielding assets. However, with the unanticipated rate drops in the second half of 2019, strategy began to shift in late 2019. Now moving into 2020, it appears the Federal Reserve is pausing on increasing short-term rates as it gauges whether the economy will continue growing or slow down. If further slowing occurs there is potential for additional rate drops. Management had been carrying an average of approximately $30 million to $40 million of cash and cash equivalents on a daily basis throughout most of 2019. Management anticipates carrying this higher level of cash again throughout most of 2020, until it is better determined which direction short term rates will go.

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

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of December 31, 2019, and December 31, 2018. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. Management does run expected growth scenarios through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

CHANGES IN NET INTEREST INCOME

	2019	2018	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

300 basis point rise	10.0	7.4	(15.0)
200 basis point rise	5.5	3.9	(10.0)
100 basis point rise	1.9	1.3	(5.0)
Base rate scenario	—	—	—
50 basis point decline	(1.1)	(1.1)	(2.5)
100 basis point decline	(3.7)	(3.4)	(5.0)
150 basis point decline	(4.0)	(6.7)	(7.5)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation's net interest income.

Base rate is the Prime rate.

The above analysis shows a slightly negative impact to the Corporation’s net interest income in all down-rate scenarios. All up-rate scenarios show a positive impact. In the current rate environment, the amount of the Corporation’s assets repricing higher will be fairly large due to the amount of cash and variable rate loans and

ENB FINANCIAL CORP

Management’s Discussion and Analysis

securities that will reprice immediately when Prime increases. These instruments will generally reprice up the full amount of the Federal Reserve’s rate increase. This is not the case on the liability side where it is typical for management to react slowly in increasing deposit rates. Even when deposit rates are increased, they are typically increased at a fraction of the increase in the Federal Funds rate. If interest rates were to rise, it would be expected that deposit rates will move upward, but more slowly than asset rates. In the event that interest rates would decline, the Corporation would have exposure to all maturing fixed-rate loans and securities that would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year. The Corporation’s model also has the ability to measure changes to net interest income given interest rate changes that occur more slowly over time. This type of modeling is referred to as “interest rate ramps,” where a set change in rates occurs over a period of time. If rates were to move upward slowly over the course of the next six months, the results are very close to the results using a rate shock.

In all rates-up scenarios, modeled net interest income increases, with more significant increases after rates have increased at least 200 basis points. All rates-up scenarios show slightly less benefit compared to the results as of December 31, 2018. When rates do go up, most assets with the ability to reprice off a key benchmark rate will generally reprice by the full amount of the Federal Reserve’s rate movement while liabilities will lag and reprice by a much smaller amount, i.e. only a proportion of the asset rate increases. But that proportion is expected to be slightly higher than in past rate cycles. Financial industry studies have revealed that financial institutions are benefiting from a larger level of deposit balances as a result of the historically long and very low interest rate cycle. This is often referred to as a surge of deposits with concern being that these deposits could leave banks once the overnight Federal Funds rate reaches higher levels. This began to occur to some degree in 2019 and banks generally became more competitive as interest rates rose in the early part of the year in order to retain these deposits as other competition re-enters the marketplace and is able to attract these funds. Importantly, management’s analysis continues to show that the Corporation should benefit when rates rise by achieving a larger increase in income associated with repricing assets than increased expense paid on repricing liabilities.

Additionally, the analysis shows that the Corporation’s net interest income would decrease if rates did decline. This results from several types of deposit products’ current offering rates being near the floor for pricing. For instance, savings accounts had an interest rate of 0.05% as of December 31, 2019. Management is only able to reduce the rate to zero; therefore, any reduction in the savings rate only benefits earnings to the magnitude of a 5-basis point rate decline. Meanwhile, if the Federal Reserve did decrease the overnight rate by 25 basis points, most of the Corporation’s commercial Prime-based loans and variable rate securities would decrease by the full 25 basis points, causing a net reduction to net interest income. It is likely that, given any downward rate movement, management would act to help minimize the reduction in loan rates to limit the reduction in net interest income. Management could hold off on reducing fixed rates on loans but would need to allow Prime-based loans to price off their contract terms. In this manner, management influences customer behavior and encourages more variable rate loans, which would act to decrease the Corporation’s net interest income given lower interest rates and increase net interest income given higher interest rates.

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

The table below indicates the changes in the Corporation’s NPV as of December 31, 2019 and December 31, 2018. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the net portfolio value and net interest income in the event of the interest rate changes described below.

As of December 31, 2019, the Corporation was within guidelines for all up-rate scenarios but was outside of guidelines for the three down-rate scenarios. The positive impact of higher rates on both loans and securities was

ENB FINANCIAL CORP

Management’s Discussion and Analysis

down slightly from December 31, 2018. On the liability side of the Corporation’s balance sheet, the value of non-interest bearing deposit accounts only becomes more and more valuable as interest rates rise, which is reflected in NPV as a decrease in liabilities. These deposits have always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation, representing a decrease in liabilities as interest rates rise. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts also provide more benefit to the Corporation when interest rates rise and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease, causing the net present value or fair value of the Corporation’s balance sheet to increase.

CHANGES IN NET PORTFOLIO VALUE

	2019	2018	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

300 basis point rise	19.2	14.5	(15.0)
200 basis point rise	17.6	15.4	(10.0)
100 basis point rise	12.1	11.6	(5.0)
Base rate scenario	—	—	—
50 basis point decline	(8.2)	(9.4)	(7.5)
100 basis point decline	(19.3)	(24.7)	(15.0)
150 basis point decline	(25.9)	(37.2)	(22.5)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities.  Base rate is the Prime rate.

The results as of December 31, 2019, indicate that the Corporation’s net portfolio value would experience valuation gains in all up-rate scenarios with a gain of 12.1% in the rates-up 100 basis point scenario, and gains of 17.6% and 19.2%, in the rates-up 200 and 300 basis point scenarios, respectively. A valuation gain indicates that the value of the Corporation’s assets is declining at a slower pace than the decrease in the value of the Corporation’s liabilities. Even though the Corporation has some longer-term assets such as residential mortgages and municipal securities which show declines in value as interest rates increase further, the large balances of core deposits more than offsets this fair value exposure of the longer-term assets. As the composition of the balance sheet changes throughout 2020, it is likely that the fair value analysis will show less positive change in the rates-up scenarios, given that management is moving toward longer assets and shorter liabilities. With potentially higher Treasury rates and a different mix of deposits or loans, fair value could experience more volatility. Based on past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, if short term interest rates do increase. The Corporation’s core deposits have been stable through a number of rate cycles.

The changes in net portfolio value do show exposure in the down-rate scenarios that is outside of policy guidelines. A valuation loss would indicate that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. While the down-rate scenarios that are modeled beyond down 50 basis points are currently unlikely, the analysis does show a valuation loss in all down-rate scenarios. The Corporation’s expected valuation loss was just outside of the -7.5% guideline for rates down 50 and does progressively decline and is outside of policy guidelines for the -100 and -150 rate scenarios. In terms of a long-term view, and knowing that the direction of interest rates can change quickly, management has a longer term bias toward eventual Federal Reserve rate increases. However, currently it appears we may experience a period of historically low interest rates, with the possiblity of one or more Federal Reserve rate decreases. Even outside of the interest rate environment, the Corporation’s exposure to valuation changes could change going forward if the mix of the Corporation’s deposits change, which would impact the average life of those deposits.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Subsequent Event

The 2019 novel coronavirus (or “COVID-19”) has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak in December 2019 and January 2020, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Such events also may adversely affect business and consumer confidence, the Corporation and its customers, as well as their respective suppliers, vendors, and processors. On March 3, 2020, the Federal Open Market Committee reduced the target Federal funds rate by 50 basis points to a range of 1.00% to 1.25%. This rate was further reduced to a range of 0.00% to 0.25% on March 16, 2020.  These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Corporation’s financial condition and results of operations.

ENB FINANCIAL CORP

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

ENB FINANCIAL CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ENB Financial Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENB Financial Corp and subsidiary (the “Company”) as of December 31, 2019 and 2018; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 20, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

ENB FINANCIAL CORP

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

March 20, 2020

ENB FINANCIAL CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ENB Financial Corp

Opinion on Internal Control over Financial Reporting

We have audited ENB Financial Corp and subsidiary (the “Company”)’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, of the Company, and our report dated March 20, 2020, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

ENB FINANCIAL CORP

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

Cranberry Township, Pennsylvania

March 20, 2020

ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2019	2018
	$	$
ASSETS
Cash and due from banks	24,304	26,675
Interest-bearing deposits in other banks	16,749	14,690

Total cash and cash equivalents	41,053	41,365

Securities available for sale (at fair value)	308,097	294,065
Equity securities available for sale (at fair value)	6,708	5,934

Loans held for sale	2,342	1,429

Loans (net of unearned income)	753,618	694,073

Less: Allowance for loan losses	9,447	8,666
Net loans	744,171	685,407

Premises and equipment	25,033	25,551
Regulatory stock	7,291	6,348
Bank owned life insurance	28,818	28,085
Other assets	8,237	9,658

Total assets	1,171,750	1,097,842

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	363,857	369,081
Interest-bearing	610,231	550,653

Total deposits	974,088	919,734

Short-term borrowings	200	7,870
Long-term debt	77,872	65,386
Other liabilities	2,902	2,050

Total liabilities	1,055,062	995,040

Stockholders' equity:
Common stock, par value $0.10 as of 12/31/19; $0.20 as of 12/31/18
Shares: Authorized 24,000,000 as of 12/31/19; 12,000,000 as of 12/31/18
Issued 5,739,114 and Outstanding 5,640,742 as of 12/31/19
Issued 2,869,557 and Outstanding 2,852,532 as of 12/31/18	574	574
Capital surplus	4,482	4,435
Retained earnings	111,944	104,067
Accumulated other comprehensive income (loss) net of tax	1,600	(5,678)
Less: Treasury stock cost on 98,372 shares as of 12/31/19
17,025 shares as of 12/31/18	(1,912)	(596)

Total stockholders' equity	116,688	102,802

Total liabilities and stockholders' equity	1,171,750	1,097,842

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2019	2018
	$	$
Interest and dividend income:
Interest and fees on loans	33,318	27,966
Interest on securities available for sale
Taxable	4,898	4,704
Tax-exempt	2,433	2,861
Interest on deposits at other banks	371	392
Dividend income	717	575
Total interest and dividend income	41,737	36,498

Interest expense:
Interest on deposits	3,551	2,067
Interest on borrowings	1,568	1,307
Total interest expense	5,119	3,374
Net interest income	36,618	33,124

Provision for loan losses	770	660
Net interest income after provision for loan losses	35,848	32,464

Other income:
Trust and investment services income	2,042	1,959
Service fees	2,744	2,929
Commissions	2,889	2,596
Gains (losses) on sale of debt securities, net	411	(286)
Gains (losses) on equity securities, net	88	(5)
Gains on sale of mortgages	1,936	1,602
Earnings on bank-owned life insurance	731	1,638
Other income	465	604
Total other income	11,306	11,037

Operating expenses:
Salaries and employee benefits	21,032	20,240
Occupancy	2,432	2,475
Equipment	1,172	1,129
Advertising & marketing	820	773
Computer software & data processing	2,637	2,341
Shares tax	930	901
Professional services	2,088	1,974
Other expense	2,522	2,613
Total operating expenses	33,633	32,446
Income before income taxes	13,521	11,055

Provision for federal income taxes	2,126	1,306

Net income	11,395	9,749

Earnings per share of common stock	2.01	1.71

Cash dividends paid per share	0.620	0.575

Weighted average shares outstanding	5,679,145	5,708,738

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2019	2018
	$	$

Net income	11,395	9,749

Other comprehensive income (loss), net of tax:
Net change in unrealized gains:

Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	9,624	(2,631)
Income tax effect	(2,021)	556
	7,603	(2,075)

(Gains)/losses recognized in earnings	(411)	286
Income tax effect	86	(60)
	(325)	226

Other comprehensive income (loss), net of tax	7,278	(1,849)

Comprehensive Income	18,673	7,900

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, December 31, 2017	574	4,415	98,629	(3,195)	(664)	99,759

Net income	—	—	9,749	—	—	9,749
Other comprehensive loss net of tax	—	—	—	(1,849)	—	(1,849)
Change in accounting principal for
adoption of ASU 2017-08	—		(1,663)	—	—	(1,663)
Reclassification of certain income tax
effects from accumulated other			634	(634)		—
comprehensive loss
Treasury stock purchased - 25,800 shares	—	—	—	—	(463)	(463)
Treasury stock issued - 31,218 shares	—	20	—	—	531	551
Cash dividends paid, $0.575 per share	—	—	(3,282)	—	—	(3,282)
Balances, December 31, 2018	574	4,435	104,067	(5,678)	(596)	102,802

Net income	—	—	11,395	—	—	11,395
Other comprehensive income net of tax	—	—	—	7,278	—	7,278
Treasury stock purchased - 96,066 shares	—	—	—	—	(1,897)	(1,897)
Treasury stock issued - 31,744 shares	—	47	—	—	581	628
Cash dividends paid, $0.620 per share	—	—	(3,518)	—	—	(3,518)
Balances, December 31, 2019	574	4,482	111,944	1,600	(1,912)	116,688

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2019	2018
	$	$
Cash flows from operating activities:
Net income	11,395	9,749
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	3,494	3,936
Increase in interest receivable	(14)	(70)
Increase in interest payable	124	12
Provision for loan losses	770	660
(Gain) loss on sale of debt securities, net	(411)	286
(Gain) loss on equity securities, net	(88)	5
Gains on sale of mortgages	(1,936)	(1,602)
Loans originated for sale	(52,733)	(43,450)
Proceeds from sales of loans	53,756	46,515
Earnings on bank-owned life insurance	(731)	(1,638)
Depreciation of premises and equipment and amortization of software	1,556	1,618
Net decrease (increase) in deferred income tax	(286)	1,352
Other assets and other liabilities, net	563	(616)
Net cash provided by operating activities	15,459	16,757

Cash flows from investing activities:
Debt securities:
Proceeds from maturities, calls, and repayments	30,930	16,255
Proceeds from sales of debt securities	39,859	57,654
Purchases of debt securities	(78,847)	(61,674)
Equity securities:
Proceeds from sales of equity securities	168	278
Purchases of equity securities	(175)	(548)
Purchase of regulatory bank stock	(3,027)	(1,952)
Redemptions of regulatory bank stock	2,084	1,398
Proceeds from bank-owned life insurance	—	1,364
Net increase in loans	(60,057)	(97,288)
Purchases of premises and equipment, net	(928)	(1,320)
Purchase of computer software	(161)	(101)
Net cash used for investing activities	(70,154)	(85,934)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	52,387	69,448
Net increase (decrease) in time deposits	1,967	(16,191)
Net increase (decrease) in short-term borrowings	(7,670)	7,870
Proceeds from long-term debt	24,723	14,161
Repayments of long-term debt	(12,237)	(14,625)
Dividends paid	(3,518)	(3,282)
Proceeds from sale of treasury stock	628	551
Treasury stock purchased	(1,897)	(463)
Net cash provided by financing activities	54,383	57,469
Decrease in cash and cash equivalents	(312)	(11,708)
Cash and cash equivalents at beginning of period	41,365	53,073
Cash and cash equivalents at end of period	41,053	41,365

Supplemental disclosures of cash flow information:
Interest paid	4,995	3,362
Income taxes paid	1,800	375

Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(9,213)	2,345
Initial recognition of operating right-of-use assets	1,075	—
Initial recognition of operating lease liabilities	1,075	—

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

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

Equity Securities

Equity securities includes common stocks of public companies that the Corporation has the positive intent and ability to hold for an indeterminate amount of time. Such securities are reported at fair value with unrealized holding gains and losses included in earnings.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

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

Allowance for Off-Balance Sheet Extensions of Credit

The Corporation maintains an allowance for off-balance sheet extensions of credit, which would include any unadvanced amount on lines of credit and any letters of credit provided to borrowers. The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets. The liability was $436,000 as of December 31, 2019, and $333,000 as of December 31, 2018. As the unadvanced portion of lines of credit increases, this provision will increase.

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

Other Real Estate Owned (OREO)

OREO represents properties acquired through customer loan defaults. These properties are recorded at the lower of cost or fair value less projected disposal costs at acquisition date. Fair value is determined by current appraisals. Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets. The Corporation had no OREO as of December 31, 2019, or December 31, 2018.

Mortgage Servicing Rights (MSRs)

The Corporation has agreements for the express purpose of selling residential mortgage loans on the secondary market, referred to as mortgage servicing rights. The Corporation maintains all servicing rights for loans currently sold through FHLB and Fannie Mae. The Corporation had $892,000 of MSRs as of December 31, 2019, compared to $905,000 as of December 31, 2018. The value of MSRs declined during 2019 as amortization on existing assets outpaced the valuation of new assets. Management expects MSRs to grow going forward as a result of the expanded mortgage program and a more stable interest rate environment. The value of newly originated MSRs is determined by estimating the life of the mortgage and how long the Corporation will have access to the servicing income stream to determine the relative fair value. The Corporation utilizes a third party that calculates the MSR valuation on a quarterly basis. A longer estimated life would increase the MSR while a shorter estimated life would decrease the value of the asset. Management records the MSR value based on this reporting. Ultimately the value of the MSRs would be at what level a willing buyer and seller would exchange the MSRs. MSRs are amortized in proportion to

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

the estimated servicing income over the estimated life of the servicing portfolio. Impairment is evaluated based on the fair value of the rights, portfolio interest rates, and prepayment characteristics. MSRs are a component of other assets on the Consolidated Balance Sheets.

The following chart provides the activity of the Corporation’s mortgage servicing rights for the years ended December 31, 2019 and 2018.

MORTGAGE SERVICING RIGHTS

(DOLLARS IN THOUSANDS)

	December 31,
	2019	2018
	$	$

Beginning Balance	905	661
Additions	284	315
Amortization	(242)	(52)
Disposals	(55)	(19)

Ending Balance	892	905

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

Bank-Owned Life Insurance (BOLI)

BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $28,818,000 and $28,085,000 as of December 31, 2019, and 2018, respectively. The increase in BOLI cash surrender value was primarily due to normal appreciation of existing policies as a result of returns exceeding expenses.

Leases

The Company has operating leases for several branch locations and office space. Generally, the underlying lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company may also lease certain office equipment under operating leases. Many of our leases include both lease (e.g., minimum rent payments) and non-lease components (e.g., common-area or other maintenance costs). The Company accounts for each component separately based on the standalone price of each component. In addition, there are several operating leases with lease terms of less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our right of use assets and lease liabilities.

Most leases include one or more options to renew. The exercise of lease renewal options is typically at the sole discretion of management and is based on whether the extension options are reasonably certain to be exercised after giving proper consideration to all facts and circumstances of the lease. If management determines that the Company

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

is reasonably certain to exercise the extension option(s), the additional term is included in the calculation of the lease liability.

As most of our leases do not provide an implicit rate, we use the fully collateralized FHLB borrowing rate, commensurate with the lease terms based on the information available at the lease commencement date in determining the present value of the lease payments

Advertising Costs

The Corporation expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2019 and 2018 were $820,000 and $773,000, respectively.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

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

Change in Accounting Principle

Leases

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases. The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.

The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606.

The new leases standard addresses other considerations including identification of a lease, separating lease and non-lease components of a contract, sale and leaseback transactions, modifications, combining contracts, reassessment of the lease term, and re-measurement of lease payments.

ASU 2016-02 became effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provided an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provided an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provided for certain policy elections and changed lessor accounting for sales and similar

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

taxes and certain lessor costs. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which addresses 1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally financial institutions and captive finance companies), and 2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement

Upon adoption of ASU 2016-02, ASU 2018-01, ASU 2018-11, ASU 2018-20, and ASU 2019-01 on January 1, 2019, we recognized right-of-use assets and related lease liabilities totaling $908 thousand and $916 thousand, respectively.

We elected to apply certain practical expedients provided under ASU 2016-02 whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We expect to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet. We utilized the modified-retrospective transition approach prescribed by ASU 2018-11 at the time of adoption.

Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above.

Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.

ASU 2016-13 was originally effective for annual and interim periods beginning after December 15, 2019.  With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company currently meets the SEC definition of a smaller reporting company, the delay will be applicable to the Company. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging for companies that are not public business entities. The Corporation qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation qualifies as a smaller reporting company and does not expect to early adopt ASU 2016-13.

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

In November 2019, the FASB issued ASU 2019-09, Financial Services ‒ Insurance (Topic 944), which defers the effective date of the amendments in Update 2018-12, Financial Services ‒ Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies, as defined by the SEC, the amendments in Update 2018-12 are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early application of the amendments in Update 2018-12 is permitted. For all other entities, the amendments in Update 2018-12 are effective for fiscal years beginning after December 15, 2023, and interim periods

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

within fiscal years beginning after December 15, 2024. Early application of the amendments in Update 2018-12 is permitted. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are the same as those applicable for ASU 2019-10. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s financial position or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes, change the accounting for certain tax transactions, and make minor improvements to the codification. This Update provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The Update also changes current guidance for making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income. For public business entities, the amendments in this Update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In January 2020, the FASB issued ASU 2020-1, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), to clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that, for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option, in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Corporation’s financial statements.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

NOTE B - SECURITIES

(DOLLARS IN THOUSANDS)

DEBT SECURITIES

The amortized cost and fair value of debt securities held at December 31, 2019, and 2018, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$

December 31, 2019
U.S. government agencies	32,621	31	(28)	32,624
U.S. agency mortgage-backed securities	48,859	215	(448)	48,626
U.S. agency collateralized mortgage obligations	60,124	323	(194)	60,253
Asset-backed securities	23,646	7	(391)	23,262
Corporate bonds	54,604	316	(40)	54,880
Obligations of states and political subdivisions	86,216	2,245	(9)	88,452
Total securities available for sale	306,070	3,137	(1,110)	308,097

December 31, 2018
U.S. government agencies	31,025	5	(910)	30,120
U.S. agency mortgage-backed securities	46,363	2	(1,726)	44,639
U.S. agency collateralized mortgage obligations	55,182	74	(1,166)	54,090
Asset-backed securities	11,440	—	(41)	11,399
Corporate bonds	61,085	—	(1,893)	59,192
Obligations of states and political subdivisions	96,157	69	(1,601)	94,625
Total securities available for sale	301,252	150	(7,337)	294,065

The amortized cost and fair value of debt securities available for sale at December 31, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	25,341	25,335
Due after one year through five years	140,027	140,296
Due after five years through ten years	31,995	32,011
Due after ten years	108,707	110,455
Total debt securities	306,070	308,097

Securities available for sale with a par value of $66,712,000 and $58,668,000 at December 31, 2019 and 2018, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair market value of these pledged securities was $68,732,000 at December 31, 2019, and $58,914,000 at December 31, 2018.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Securities Available for Sale
	2019	2018
	$	$
Proceeds from sales	39,859	57,660
Gross realized gains	443	130
Gross realized losses	32	416

Information pertaining to securities with gross unrealized losses at December 31, 2019, and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2019
U.S. government agencies	1,222	(3)	15,971	(25)	17,193	(28)
U.S. agency mortgage-backed securities	5,040	(32)	24,027	(416)	29,067	(448)
U.S. agency collateralized mortgage obligations	17,457	(50)	17,512	(144)	34,969	(194)
Asset-backed securities	10,278	(169)	9,126	(222)	19,404	(391)
Corporate bonds	2,562	(4)	13,041	(36)	15,603	(40)
Obligations of states & political subdivisions	2,642	(9)	—	—	2,642	(9)
Total temporarily impaired securities	39,201	(267)	79,677	(843)	118,878	(1,110)

As of December 31, 2018
U.S. government agencies	—	—	28,116	(910)	28,116	(910)
U.S. agency mortgage-backed securities	—	—	42,041	(1,726)	42,041	(1,726)
U.S. agency collateralized mortgage obligations	8,055	(85)	40,735	(1,081)	48,790	(1,166)
Asset-backed securities	5,563	(41)	—	—	5,563	(41)
Corporate bonds	20,228	(455)	38,964	(1,438)	59,192	(1,893)
Obligations of states & political subdivisions	12,367	(104)	68,982	(1,497)	81,349	(1,601)
Total temporarily impaired securities	46,213	(685)	218,838	(6,652)	265,051	(7,337)

In the debt security portfolio, there are 59 positions carrying unrealized losses as of December 31, 2019. There were no instruments considered to be other-than-temporarily impaired at December 31, 2019.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

the bifurcation of OTTI into two categories: (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss), which is recognized in earnings, and (b) the amount of total OTTI related to all other factors, which is recognized, net of taxes, as a component of accumulated other comprehensive income (loss).

EQUITY SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at December 31, 2019 and December 31, 2018.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2019
CRA-qualified mutual funds	6,071	—	—	6,071
Bank stocks	614	26	(3)	637
Total equity securities	6,685	26	(3)	6,708

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2018
CRA-qualified mutual funds	5,410	—	—	5,410
Bank stocks	591	—	(67)	524
Total equity securities	6,001	—	(67)	5,934

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the year ended December 31, 2019 and 2018, and the portion of unrealized gains and losses for the periods that relates to equity investments held as of December 31, 2019 and 2018.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
	$	$

Net gains (losses) recognized in equity securities during the period	88	(5)

Less: Net gains realized on the sale of equity securities during the period	16	53

Unrealized gains (losses) recognized in equity securities held at reporting date	72	(58)

Proceeds from the sales of equity securities totaled $168,000 in 2019 and $278,000 in 2018.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the Corporation’s loan portfolio by category of loans for 2019 and 2018.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2019	2018
	$	$
Commercial real estate
Commercial mortgages	120,212	101,419
Agriculture mortgages	175,367	165,926
Construction	16,209	18,092
Total commercial real estate	311,788	285,437

Consumer real estate (a)
1-4 family residential mortgages	258,676	219,037
Home equity loans	9,770	10,271
Home equity lines of credit	70,809	64,413
Total consumer real estate	339,255	293,721

Commercial and industrial
Commercial and industrial	58,019	61,043
Tax-free loans	16,388	22,567
Agriculture loans	20,804	20,512
Total commercial and industrial	95,211	104,122

Consumer	5,416	9,197

Gross loans prior to deferred costs
and allowance for loan losses	751,670	692,477

Deferred loan costs, net	1,948	1,596
Allowance for loan losses	(9,447)	(8,666)
Total net loans	744,171	685,407

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $154,577,000 and $126,916,000 as of December 31, 2019, and 2018, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of December 31, 2019 and 2018. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
December 31, 2019	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	117,875	158,896	16,209	52,028	16,388	18,530	379,926
Special Mention	827	4,546	—	618	—	939	6,930
Substandard	1,510	11,925	—	5,293	—	1,335	20,063
Doubtful	—	—	—	80	—	—	80
Loss	—	—	—	—	—	—	—

Total	120,212	175,367	16,209	58,019	16,388	20,804	406,999

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

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. A consumer loan is considered non-performing when it is over 90 days past due. Management will generally charge off consumer loans more than 120 days past due for closed end loans and over 180 days for open-end consumer loans. The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2019 and 2018:

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2019	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	257,374	9,678	70,799	5,412	343,263
Non-performing	1,302	92	10	4	1,408
Total	258,676	9,770	70,809	5,416	344,671

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2018	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	218,641	10,271	64,413	9,196	302,521
Non-performing	396	—	—	1	397
Total	219,037	10,271	64,413	9,197	302,918

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of December 31, 2019 and 2018:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2019	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	228	228	119,984	120,212	—
Agriculture mortgages	962	—	1,070	2,032	173,335	175,367	—
Construction	—	—	—	—	16,209	16,209	—
Consumer real estate
1-4 family residential mortgages	2,254	161	1,302	3,717	254,959	258,676	807
Home equity loans	52	—	92	144	9,626	9,770	—
Home equity lines of credit	43	—	10	53	70,756	70,809	10
Commercial and industrial
Commercial and industrial	68	—	538	606	57,413	58,019	—
Tax-free loans	—	—	—	—	16,388	16,388	—
Agriculture loans	2	—	—	2	20,802	20,804	—
Consumer	14	12	4	30	5,386	5,416	4
Total	3,395	173	3,244	6,812	744,858	751,670	821

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
December 31, 2018			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	237	237	101,182	101,419	—
Agriculture mortgages	326	—	816	1,142	164,784	165,926	—
Construction	—	—	—	—	18,092	18,092	—
Consumer real estate
1-4 family residential mortgages	455	201	396	1,052	217,985	219,037	396
Home equity loans	62	35	—	97	10,174	10,271	—
Home equity lines of credit	95	—	—	95	64,318	64,413	—
Commercial and industrial
Commercial and industrial	24	—	—	24	61,019	61,043	—
Tax-free loans	—	—	—	—	22,567	22,567	—
Agriculture loans	118	—	—	118	20,394	20,512	—
Consumer	10	15	1	26	9,171	9,197	1
Total	1,090	251	1,450	2,791	689,686	692,477	397

As of December 31, 2019, and 2018, all of the Corporation’s loans on non-accrual status were also considered impaired. Interest income on loans would have increased by approximately $137,000 and $47,000 during 2019 and 2018, respectively, if these loans had performed in accordance with their original terms.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

The following table presents non-accrual loans by classes of the loan portfolio as of December 31:

NON-ACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	2019	2018
	$	$
Commercial real estate
Commercial mortgages	228	1,017
Agriculture mortgages	1,070	816
Construction	—	—
Consumer real estate
1-4 family residential mortgages	495	—
Home equity loans	92	—
Home equity lines of credit	—	—
Commercial and industrial	538
Commercial and industrial	—	—
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	2,423	1,833

During 2019, there were two loan modifications made causing loans to be considered a troubled debt restructuring (TDR). During 2018, there was also one loan modification made causing a loan to be considered a TDR. A TDR is a loan where management has granted a concession to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments. In the first quarter of 2019, a loan modification was made on a $439,000 business loan secured by 1-4 family residential property, which delayed the timing of principal payments. This loan is both non-accrual and TDR and is reflected as a non-accrual loan in the above table under 1-4 family residential mortgages. In the first quarter of 2019, a loan modification was made on a $718,000 agricultural mortgage, which moved the timing of the annual principal payment and changed interest payments from monthly to annually. The farmer had suffered a fire loss in late 2018 impacting one year’s harvest. No other loans were modified during 2019 that constituted a TDR. There was one loan modification, constituting a TDR, made in the first nine months of 2018. An agricultural mortgage loan was modified in the first quarter of 2018, where a concession on principal payment was made.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2019:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	724	765	—	859	—
Agriculture mortgages	1,912	1,928	—	1,903	43
Construction	—	—	—	—	—
Total commercial real estate	2,636	2,693	—	2,762	43

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with no related allowance	2,636	2,693	—	2,762	43

With an allowance recorded:
Commercial real estate
Commercial mortgages	92	100	49	93	—
Agriculture mortgages	718	718	60	760	—
Construction	—	—	—	—	—
Total commercial real estate	810	818	109	853	—

Commercial and industrial
Commercial and industrial	538	549	80	261	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	538	549	80	261	—

Total with a related allowance	1,348	1,367	189	1,114	—

Total by loan class:
Commercial real estate
Commercial mortgages	815	865	49	952	—
Agriculture mortgages	2,630	2,646	60	2,663	43
Construction	—	—	—	—	—
Total commercial real estate	3,445	3,511	109	3,615	43

Commercial and industrial
Commercial and industrial	538	549	80	261	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	538	549	80	261	—

Total	3,983	4,060	189	3,876	43

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2019:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Commercial
	Commercial	Consumer	and
	Real Estate	Real Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance	4,296	2,408	1,428	103	431	8,666

Charge-offs	(122)	—	(63)	(26)	—	(211)
Recoveries	170	1	48	3	—	222
Provision (credit)	(25)	446	371	(39)	17	770

Ending balance	4,319	2,855	1,784	41	448	9,447

Ending balance: individually
evaluated for impairment	109	—	80	—	—	189
Ending balance: collectively
evaluated for impairment	4,210	2,855	1,704	41	448	9,258

Loans receivable:
Ending balance	311,788	339,255	95,211	5,416		751,670
Ending balance: individually
evaluated for impairment	3,445	—	538	—		3,983
Ending balance: collectively
evaluated for impairment	308,343	339,255	94,673	5,416		747,687

The dollar amount of the allowance increased for all loan segments except consumer since December 31, 2018. Loan growth was the direct cause of the higher allowance balances, with the levels of charge offs being relatively low in 2019 at $211,000, and more than offset by $222,000 of recoveries. A larger amount of recoveries than charge-offs in commercial loans allowed for a credit provision, whereas under commercial and industrial loans the charge offs as a percentage of loan balance were more pronounced. This increased the historical loss ratios, causing the allocation of additional provision expense of $371,000. The decline in allowance allocated to the consumer loans was due to smaller balances in this loan segment as a large consumer loan paid off in 2019. Impaired loans increased by $1,275,000 from December 31, 2018 to December 31, 2019, which did cause a $57,000 increase in the specific allocation of provision expense on these loans.

The Corporation’s allowance allocation is still overweighted toward commercial real estate loans due to the higher historical losses experienced. Approximately 46% of the allowance is dedicated to this sector that comprises 41% of total loan balances. This compares to 30% of the allowance being allocated to the consumer real estate sector which comprises 45% of all loan balances. Losses on consumer real estate have traditionally been lower than commercial loans. The commercial and industrial sector has 19% of the allowance allocated and comprises 13% of loan balances. Commercial and industrial historical losses have generally been lower than commercial real estate but higher than consumer real estate, based on loan balances outstanding. The December 31, 2019 ending balance of the allowance was up $781,000, or 9.0%, from December 31, 2018, and the allowance as a percentage of total loans was 1.25% as of December 31, 2018 and December 31, 2019.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

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

The dollar amount of the allowance increased for all loan segments except commercial and industrial from December 31, 2017 to December 31, 2018. Loan growth and higher charge-off amounts resulted in higher allowance balances. The higher charge-offs in 2018 increased the historical loss adjustments in the commercial real estate and consumer real estate pools causing the associated allowance to increase in those areas. The decline in allowance allocated to the commercial and industrial segment was due to a change in the allowance calculation that occurred in early 2018. Prior to 2018, the business loan pool, included in commercial and industrial, had a large special adjustment factor for potential impairment. The loss rate for this pool also declined from December 31, 2017, to December 31, 2018. The December 31, 2018 ending balance of the allowance was up $426,000, or 5.2%, from December 31, 2017, and the allowance as a percentage of total loans was down from 1.38% as of December 31, 2017, to 1.25% as of December 31, 2018.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

NOTE D – PREMISES AND EQUIPMENT

(DOLLARS IN THOUSANDS)

The major classes of the Corporation’s premises and equipment and accumulated depreciation are as follows:

	December 31,
	2019	2018
	$	$
Land	5,043	5,043
Buildings and improvements	29,610	29,302
Furniture and equipment	15,240	14,592
Construction in process	104	133
Total	49,997	49,070
Less accumulated depreciation	(24,964)	(23,519)
Premises and equipment	25,033	25,551

Depreciation expense, which is included in operating expenses, amounted to $1,446,000 for 2019, and $1,456,000 for 2018. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service. As of December 31, 2019 and 2018, the construction in process consists primarily of costs associated with various small projects.

NOTE E – REGULATORY STOCK

The Bank is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 0.10% of its asset value plus an additional 4% of its outstanding advances from the FHLB and mortgage partnership finance loans sold to the FHLB.  At December 31, 2019, the Bank held $7,103,000 in stock of the FHLB compared to $6,160,000 as of December 31, 2018.

The FHLB repurchases excess capital stock on a quarterly basis and pays a quarterly dividend on stock held by the Corporation. The FHLB’s quarterly dividend yield was 7.75% annualized on activity stock and 4.50% annualized on membership stock as of December 31, 2019. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

The Corporation also owned $151,000 of Federal Reserve Bank stock and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB, as of December 31, 2019 and December 31, 2018.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

NOTE F – DEPOSITS

(DOLLARS IN THOUSANDS)

Deposits by major classifications are summarized as follows:

	December 31,
	2019	2018
	$	$

Non-interest bearing demand	363,857	369,081
Interest-bearing demand	25,171	20,104
NOW accounts	96,941	89,072
Money market deposit accounts	141,649	108,594
Savings accounts	211,285	199,665
Time deposits under $250,000	126,796	127,300
Time deposits of $250,000 or more	8,389	5,918
Total deposits	974,088	919,734

At December 31, 2019, the scheduled maturities of time deposits are as follows:

2020	73,544
2021	24,350
2022	11,404
2023	10,027
2024	15,860
Total	135,185

NOTE G – SHORT TERM BORROWINGS

(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one business day from the transaction date, overnight borrowings from the Federal Reserve Discount Window, and FHLB advances with a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2019 and 2018:

	2019	2018
	$	$

Total short-term borrowings outstanding at year end	200	7,870
Average interest rate at year end	1.95%	2.60%
Maximum outstanding at any month end	7,747	17,322
Average amount outstanding for the year	1,890	5,332
Weighted-average interest rate for the year	2.55%	1.88%

As of December 31, 2019, the Corporation had approved unsecured Federal funds lines of $32 million. The Corporation also has the ability to borrow through the FRB Discount Window. The amount of borrowing available through the Discount Window was $24.9 million as of December 31, 2019. For further information on borrowings from the FHLB see Note H.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

NOTE H – OTHER BORROWED FUNDS

(DOLLARS IN THOUSANDS)

	December 31,
	2019		2018
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	%	$	%

FHLB fixed rate loans
2019	—	—	12,237	1.53
2020	16,340	1.85	16,340	1.85
2021	14,505	1.72	14,505	1.72
2022	15,804	1.84	15,804	1.84
2023	13,816	2.77	6,500	2.93
2024	17,407	2.02	—	—

Total other borrowings	77,872	2.02	65,386	1.87

Maturities of other borrowings at December 31, 2019, and 2018, are summarized as follows:

All of the Corporation’s long term borrowed funds were through the FHLB of Pittsburgh as of December 31, 2019 and 2018. As a member of the FHLB of Pittsburgh, the Corporation has access to significant credit facilities. Borrowings from FHLB are secured with a blanket security agreement and the required investment in FHLB member bank stock. As part of the security agreement, the Corporation maintains unencumbered qualifying assets (principally 1-4 family residential mortgage loans) in an amount at least as much as the advances from the FHLB. Additionally, all of the Corporation’s FHLB stock is pledged to secure these advances.

The Corporation had an FHLB maximum borrowing capacity of $455.6 million as of December 31, 2019, with remaining borrowing capacity of $388.1 million. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated quarterly.

NOTE I – CAPITAL TRANSACTIONS

On February 20, 2019, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately negotiated transactions, up to 100,000 shares of its outstanding common stock. This plan replaces the 2015 plan. The first purchase of common stock under this plan occurred on May 13, 2019. By December 31, 2019, a total of 77,266 shares were repurchased at a total cost of $1,567,000, for an average cost per share of $20.28. The total number of shares authorized to be repurchased under the plan was increased to 200,000 pursuant to the 2-for-1 stock split, which became effective on June 28, 2019. Shares repurchased under the plan were held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans.

Currently, the following three stock purchase plans are in place:

•	a nondiscriminatory employee stock purchase plan (ESPP), which allows employees to purchase shares at a 10% discount from the stock’s fair market value at the end of each quarter,
•	a dividend reinvestment plan (DRP), and;
•	a directors’ stock purchase plan (DSPP).

The ESPP was started in 2001 and is the largest of the three plans. There were 17,421 shares issued through the ESPP in 2019 with 235,264 shares issued since existence. The DRP was started in 2005 and has grown to nearly as large as the ESPP with 12,783 shares issued in 2019 and 204,453 total shares issued since existence. Lastly, the DSPP was started in 2010 as an additional option for board compensation. This plan is limited to outside directors. Only 1,540 shares were issued in connection with this plan in 2019 and 36,038 since existence. In 2018, there were 16,538 shares issued through the ESPP, 12,654 shares issued through the DRP, and 2,026 shares issued through the DSPP. The plans are beneficial to the Corporation as all reissued shares increase capital and since dividends are paid out in the form of additional shares, the plans act as a source of funds. The total amount of shares issued from Treasury for these plans collectively in 2019 and 2018 was 31,744 and 31,218, respectively. As of December 31,

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

2019, the Corporation held 98,372 treasury shares, at a weighted-average cost of $19.44 per share, with a cost basis of $1,912,000.

NOTE J – RETIREMENT PLANS

The Corporation has a 401(k) Savings Plan under which the Corporation makes an employer matching contribution, a non-elective safe harbor contribution and a discretionary non-elective profit sharing contribution. Employee contributions to the plan are subject to the maximum annual Internal Revenue Service contribution amounts which were$19,000 for 2019, and $18,500 for 2018, for persons under age 50, and for persons over age 50 was $25,000 in 2019 and $24,500 in 2018.  The employer matching contribution is made on the compensation of all eligible employees, up to a maximum of 2.5% of an eligible employee’s compensation, at $0.50 for every $1.00 of employee contribution up to 5% of an eligible employee’s salary. The Corporation’s cost for this 401(k) match was $363,000 and $345,000 for 2019 and 2018, respectively.

The employer non-elective safe harbor contribution is 3% of all employee compensation for the year. Based on the performance of the Corporation the Compensation Committee determined the discretionary non-elective profit sharing contribution would be 2% of all eligible employee compensation. For the Corporation, the expense of the 401(k) matching contribution will be smaller than the non-elective safe harbor and the discretionary non-elective profit sharing expenses as the Corporation is matching a maximum of up to 2.5% of salary, depending on employee contributions, compared to contributing up to 5.0% of eligible employee’s salaries in the safe harbor and discretionary profit sharing contributions.

For purposes of the 401(k) Savings Plan, covered compensation was limited to $280,000 in 2019 and $275,000 in 2018.  Total expenses of the plan were $692,000 and $620,000, for 2019 and 2018, respectively.  The Corporation’s 401(k) Savings Plan is fully funded as all obligations are funded monthly.

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

The life insurance policies had an aggregate face amount of $3,409,000 for December 31, 2019, and December 31, 2018. The death benefits totaled $6,768,000 at December 31, 2019, and $6,691,000 at December 31, 2018. The cash surrender value of the above policies totaled $4,980,000 and $4,873,000 as of December 31, 2019, and 2018, respectively. The net present value of the vested portion of deferred payments totaled $0 at December 31, 2019, and December 31, 2018. The interest rate used to discount these obligations was 4.50% for 2018. These net present value amounts were included in other liabilities on the Corporation’s Consolidated Balance Sheets. Total charges to expense for deferred compensation amounted to $0 for 2019, and $2,000 for 2018, and are included in other operating expenses in the Consolidated Statements of Income.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

NOTE L - INCOME TAXES

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. A reconciliation of the differences by amount and percent is as follows:

FEDERAL INCOME TAX SUMMARY

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2019		2018
	$	%	$	%

Income tax at statutory rate	2,839	21.0	2,322	21.0
Tax-exempt interest income	(650)	(4.8)	(743)	(6.7)
Non-deductible interest expense	56	0.4	47	0.4
Bank-owned life insurance	(153)	(1.1)	(344)	(3.1)
Other	34	0.2	24	0.2

Income tax expense	2,126	15.7	1,306	11.8

The ability to realize the benefit of deferred tax assets is dependent upon a number of factors, including the generation of future taxable income, the ability to carry back losses to recover taxes paid in previous years, the ability to offset capital losses with capital gains, the reversal of deferred tax liabilities, and certain tax planning strategies.

As a result of The Tax Cuts and Jobs Act, enacted on December 22, 2017, the Corporation’s federal income tax rate was lowered from 34% to 21% effective January 1, 2018, and the Corporate Alternative Minimum Tax (AMT) was repealed. Therefore, all AMT tax credits previously carried forward were initially transferred to Federal income tax receivable to utilize against any corporate Federal income tax amounts payable. As of December 31, 2017, the Corporation had $1,230,000 of AMT credits that could be carried forward. These credits were carried forward and utilized against the 2018 Corporate Federal Income Tax Return. The $1,230,000 of AMT credit utilized against the Corporation’s 2018 Federal Corporation Income Tax liability caused an overpayment of $674,000, which is being utilized against the 2019 Corporate Federal Income Tax due.

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2016.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

Significant components of income tax expense are as follows:

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2019	2018
	$	$
Current tax expense	2,412	(46)
Deferred tax (benefit) expense	(286)	1,352
Income tax expense	2,126	1,306

Components of the Corporation's net deferred tax position are as follows:

(DOLLARS IN THOUSANDS)

	December 31,
	2019	2018
	$	$

Deferred tax assets
Allowance for loan losses	1,984	1,820
Net unrealized holding losses on securities available for sale	—	1,523
Allowance for off-balance sheet extensions of credit	92	70
Interest on non-accrual loans	9	7
Other	75	53
Total deferred tax assets	2,160	3,473

Deferred tax liabilities
Premises and equipment	(993)	(1,006)
Net unrealized holding gains on securities available for sale	(426)	—
Discount on investment securities	(9)	(2)
Other	(128)	(198)
Total deferred tax liabilities	(1,556)	(1,206)
Net deferred tax assets	604	2,267

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

As of December 31, 2019 and 2018, the Corporation and Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2019 and December 31, 2018, compared to regulatory levels.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

CAPITAL LEVELS					To Be Well
(DOLLARS IN THOUSANDS)					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%

As of December 31, 2019
Total Capital to Risk-Weighted Assets
Consolidated	124,970	14.5	68,740	8.0	85,925	10.0
Bank	123,346	14.4	68,688	8.0	85,860	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	115,087	13.4	51,555	6.0	68,740	8.0
Bank	113,463	13.2	51,516	6.0	68,688	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated.	115,087	13.4	38,666	4.5	55,851	6.5
Bank	113,463	13.2	38,637	4.5	55,809	6.5

Tier I Capital to Average Assets
Consolidated.	115,087	9.9	46,271	4.0	57,839	5.0
Bank	113,463	9.8	46,271	4.0	57,839	5.0

As of December 31, 2018
Total Capital to Risk-Weighted Assets
Consolidated.	117,479	14.3	65,730	8.0	82,163	10.0
Bank	115,988	14.1	65,680	8.0	82,100	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	108,480	13.2	49,298	6.0	65,730	8.0
Bank	106,989	13.0	49,260	6.0	65,680	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	108,480	13.2	36,973	4.5	53,406	6.5
Bank	106,989	13.0	36,945	4.5	53,365	6.5

Tier I Capital to Average Assets
Consolidated.	108,480	10.0	43,519	4.0	54,398	5.0
Bank	106,989	9.8	43,519	4.0	54,398	5.0

In addition to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year. The approval of the OCC shall be required if the total of all dividends declared by the Corporation in any year shall exceed the total of its net profits for that year combined with retained net profits of the preceding two years. Under this restriction, the Corporation could declare dividends in 2020, without the approval of the OCC, of approximately $13.1 million, plus an additional amount equal to the Corporation’s net profits for 2020, up to the date of any such dividend declaration.

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

LOANS TO INSIDERS

(DOLLARS IN THOUSANDS)

Actual
$

Balance, January 1, 2018	5,669
Advances	2,935
Repayments	(3,435)
Balance, December 31, 2018	5,169

Balance, January 1, 2019	5,169
Advances	140
Repayments	(136)
Other changes	(4,533)
Balance, December 31, 2019	640

In the Corporation’s case, other changes in the table above for the year ended December 31, 2019, represented two directors and two executive officers who retired during the year.

Deposits from the insiders totaled $1,019,000 as of December 31, 2019, and $3,102,000 as of December 31, 2018.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit. On December 31, 2019, firm loan commitments totaled approximately $62.2 million; unused lines of credit totaled $263.2 million; and open letters of credit totaled $8.7 million. The sum of these commitments, $334.1 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the loan loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2018, totaled $284.0 million, representing firm loan commitments of $40.0 million, unused lines of credit of $235.3 million, and open letters of credit totaling $8.7 million.

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

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose. The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of the Bank’s risk-based capital, less the allowance for loan losses. The

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

Corporation’s lending policy further restricts the amount to 75% of the legal lending limit. As of December 31, 2019, the Corporation’s legal lending limit was $18,502,000, and the Corporation’s lending policy limit was $13,876,000. This compared to a legal lending limit of $17,398,000, and lending policy limit of $13,049,000 as of December 31, 2018. As of December 31, 2019 and 2018, no lending relationships exceeded the Corporation’s internal lending policy limit.

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

Management evaluates concentrations of credit based on loan purpose on a quarterly basis. The Corporation’s greatest concentration of loans by purpose is residential real estate, which comprises $339.3 million, or 45.1%, of the $751.7 million gross loans outstanding as of December 31, 2019. This compares to $293.7 million, or 42.4%, of the $692.5 million of gross loans outstanding as of December 31, 2018. Residential real estate consists of first mortgages and home equity loans. A concentration in commercial real estate of 41.5%, or $311.8 million, also exists; however, within that category there is not a concentration by specific industry type.

The Corporation remains focused on agricultural purpose loans, of which the vast majority are real estate secured. Agricultural mortgages made up 23.3% of gross loans as of December 31, 2019, compared to 24.0% as of December 31, 2018; however these agricultural mortgages are spread over several broader types of agricultural purpose loans. More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS). As of December 31, 2019, the largest specific industry type categories were dairy cattle and milk production loans of $90.3 million, or 12.0% of gross loans, non-residential real estate investment loans of $58.1 million, or 7.7% of gross loans, and residential real estate investment loans with a balance of $48.6 million, or 6.5% of gross loans.

Outside of consumer and commercial real estate, including agricultural mortgages, the third largest component of the Corporation’s loans consist of commercial and industrial loans. These loans are generally secured by personal guarantees, inventory, or pledges of municipalities. Out of the $95.2 million of loans designated as commercial and industrial for the Uniform Bank Performance Reports, the largest concentration within that area is $16.4 million of loans to political subdivisions, which account for 2.2% of gross loans outstanding. For the Corporation, these loans consisted of tax-free loans to local municipalities.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings. The largest geographical concentrations as of December 31, 2019, were obligations of states and political subdivisions located in the states of Pennsylvania, Illinois, and Texas. Based on fair market value, the Corporation held $19.7 million of obligations issued by municipalities within the state of Pennsylvania, which is 22.3% of the municipal portfolio, and 6.4% of total debt securities. The Corporation held $14.2 million of obligations issued by municipalities within the state of Illinois, which is 16.0% of the municipal portfolio, and 4.6% of total debt securities. The Corporation also held $13.0 million of obligations of states and political subdivisions issued by municipalities located within the state of Texas, which is 14.7% of the municipal portfolio, and 4.2% of total debt securities. Internal policy requires municipal bonds purchased to be rated at least A3 by Moody’s and/or A- by Standard & Poor’s (S&P) at the time of purchase. As of December 31, 2019, no municipal bonds were below the A3/A- credit ratings the Corporation requires at the time of purchase.

The Corporation held $54.6 million of corporate bonds based on amortized cost as of December 31, 2019. As a total, the $54.6 million represents 17.8% of the Corporation’s total debt securities. Management has a policy limit for corporate holdings at 55% of total regulatory capital and 20% of the securities portfolio. The Corporation was under both of these limits as of December 31, 2019. Management believes shorter corporate bonds currently provide better structure and return than government agencies and mortgage backed securities and CMOs. To limit the Corporation’s credit exposure to any one issuer, the policy limits investment to $3 million of par value per company. Out of the $54.6 million of total corporate securities, $33.5 million is domestic and $21.1 million is foreign-issued debt. None of the Corporation’s foreign corporate debt originates from the European countries that

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

have struggled with the sovereign debt crisis, namely Portugal, Italy, Ireland, Greece, and Spain. Most of the Corporation’s foreign-issued debt is from the United Kingdom, Australia, and Switzerland.

Within the corporate bond segment of the portfolio, management has preferred to invest in the banking, brokerage, and finance industry, where management is more comfortable analyzing and evaluating the credit risk of these firms. As a result, based on amortized cost, $40.9 million, or 74.9%, of the corporate bonds held are invested in national or foreign banks, bank holding companies, brokerage firms, or finance companies. In this broader finance-related group, management has selectively pursued foreign bank-issued debt where there is governmental ownership of the bank, and/or implied backing driven by the heavy reliance on these banks for the nation’s financial system. Out of the total $40.9 million of financial and brokerage-related corporate issues, $19.8 million is domestic and $21.1 million is foreign. All of the $21.1 million of foreign financial-related corporate paper is in the form of foreign bank-issued debt. Out of the $19.8 million of domestic financial-related debt, $14.2 million is in bank debt and $5.6 million is in brokerage.

The remaining $13.7 million of non-financial related corporate paper consists of $5.1 million in energy companies, $2.0 million in insurance companies, $2.6 million in consumer goods, $2.0 million in healthcare, and $2.0 million in biotechnology.

By internal policy, at time of purchase, all corporate bonds must carry a credit rating of at least A3 by Moody’s or A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moody’s and BBB- for S&P, or above. As of December 31, 2019, all of the Corporation’s corporate bonds carried at least one single A credit rating of A3 by Moody’s or A- by S&P, and all were considered investment grade.

NOTE Q – LEASES

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

All of these leases in which the Corporation is the lessee are comprised of real estate property for branches and office space with terms extending through 2026. All of the Corporation’s leases are classified as operating leases, and therefore, were previously not recognized on the Corporation’s Consolidated Balance Sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table represents the Consolidated Balance Sheet classification of the Corporation’s ROU assets and lease liabilities.

Lease Consolidated Balance Sheets Classification
(Dollars in Thousands)	Classification	December 31, 2019
Lease Right-of-Use Assets

Operating lease right-of use assets	Other Assets	$908

Lease Liabilities
Operating lease liabilties	Other Liabilities	$916

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

December 31, 2019
Weighted-average remaining lease term
Operating leases	5.3 years
Weighted-average discount rate
Operating leases	3.09%

The following table represents lease costs and other lease information. As the Corporation elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2019 were as follows:

Lease Payment Schedule
(Dollars in Thousands)	Operating Leases
Twelve Months Ended:
December 31, 2020	$202
December 31, 2021	204
December 31, 2022	169
December 31, 2023	153
December 31, 2024	155
Thereafter	113
Total Future Minimum Lease Payments	996
Amounts Representing Interests	(80)
Present Value of Net Future Minimum Lease Payments	$916

NOTE R - FAIR VALUE MEASUREMENTS

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

ASSETS REPORTED AT FAIR VALUE ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2019
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	32,624	—	32,624
U.S. agency mortgage-backed securities	—	48,626	—	48,626
U. S. agency collateralized mortgage obligations	—	60,253	—	60,253
Asset-backed securities	—	23,262	—	23,262
Corporate bonds	—	54,880	—	54,880
Obligations of states and political subdivisions	—	88,452	—	88,452
Marketable equity securities	6,708	—	—	6,708

Total securities	6,708	308,097	—	314,805

On December 31, 2019, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2019, the CRA fund investments had a $6,071,000 book and market value and the bank stocks had a book value of $614,000 and a market value of $637,000.

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

ASSETS REPORTED AT FAIR VALUE ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2018
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	30,120	—	30,120
U.S. agency mortgage-backed securities	—	44,639	—	44,639
U. S. agency collateralized mortgage obligations	—	54,090	—	54,090
Asset-backed securities		11,399		11,399
Corporate bonds	—	59,192	—	59,192
Obligations of states and political subdivisions	—	94,625	—	94,625
Marketable equity securities	5,934	—	—	5,934

Total securities	5,934	294,065	—	299,999

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

The following table provides the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, by level within the fair value hierarchy:

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2019
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	3,794	3,794
	—	—	3,794	3,794

	December 31, 2018
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	2,577	2,577
Total	—	—	2,577	2,577

The Corporation had a total of $3,983,000 of impaired loans as of December 31, 2019, with $189,000 of specific allocation against these loans. As of December 31, 2018, the Corporation had a total of $2,709,000 of impaired loans with $132,000 of specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

December 31, 2019
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	3,794	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2018
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,577	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

NOTE S - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Corporation's Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2019
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	41,053	41,053	41,053	—	—
Regulatory stock	7,291	7,291	7,291	—	—
Loans held for sale	2,342	2,342	2,342	—	—
Loans, net of allowance	744,171	759,011	—	—	759,011
Mortgage servicing assets	892	1,049	—	—	1,049
Accrued interest receivable	3,768	3,768	3,768	—	—
Bank owned life insurance	28,818	28,818	28,818	—	—

Financial Liabilities:
Demand deposits	363,857	363,857	363,857	—	—
Interest-bearing demand deposits	25,171	25,171	25,171	—	—
NOW accounts	96,941	96,941	96,941	—	—
Money market deposit accounts	141,649	141,649	141,649	—	—
Savings accounts	211,285	211,285	211,285	—	—
Time deposits	135,185	136,781	—	—	136,781
Total deposits	974,088	975,684	838,903	—	136,781

Short-term borrowings	200	200	200	—	—
Long-term debt	77,872	76,825	—	—	76,825
Accrued interest payable	521	521	521	—	—

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

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

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

NOTE T – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended December 31, 2019 and 2018 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at January 1, 2019	(5,678)

Other comprehensive income before reclassifications	7,603
Amount reclassified from accumulated other comprehensive income	(325)

Period change	7,278

Balance at December 31, 2019	1,600

Balance at January 1, 2018	(3,195)

Other comprehensive loss before reclassifications	(2,075)
Amount reclassified from accumulated other comprehensive loss	226
Reclassification of certain income tax effects from
accumulated other comprehensive income (loss)	(634)
Period change	(2,483)

Balance at December 31, 2018	(5,678)

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Year Ended
	December 31,		Affected Line Item
	2019	2018	in the Consolidated
	$	$	Statements of Income
Securities available-for-sale:
Net securities gains (losses) reclassified into earnings	411	(286)	Gains (losses) on debt securities, net
Related income tax expense	(86)	60	Provision for federal income taxes
Net effect on accumulated other comprehensive
income (loss) for the period	325	(226)

Total reclassifications for the period	325	(226)

(1) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

NOTE U – CONDENSED PARENT ONLY DATA

Condensed Balance Sheets (Parent Company Only)

(DOLLARS IN THOUSANDS)

	December 31,
	2019	2018
	$	$
Assets
Cash	870	861
Equity securities	637	524
Equity in bank subsidiary	115,064	101,311
Other assets	117	106
Total assets	116,688	102,802

Stockholders' Equity
Common stock	574	574
Capital surplus	4,482	4,435
Retained earnings	111,944	104,067
Accumulated other comprehensive income (loss), net of tax	1,600	(5,678)
Treasury stock	(1,912)	(596)
Total stockholders' equity	116,688	102,802

Condensed Statements of Comprehensive Income

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2019	2018
	$	$
Income
Dividend income - investment securities	20	13
Gains (losses) on securities transactions	88	(5)
Dividend income	5,019	3,282
Undistributed earnings of bank subsidiary	6,475	6,614
Total income	11,602	9,904

Expense
Shareholder expenses	154	132
Other expenses	53	23
Total expense	207	155

Net Income	11,395	9,749
Comprehensive Income	18,673	7,900

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

Condensed Statements of Cash Flows

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:	$	$
Net Income	11,395	9,749
Equity in undistributed earnings of subsidiaries	(6,475)	(6,614)
(Gains)losses on securities transactions, net	(88)	5
Net increase in other assets	(11)	(1)
Net cash provided by operating activities	4,821	3,139

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	168	277
Purchases of equity securities	(193)	(548)
Net cash used for investing activities	(25)	(271)

Cash Flows from Financing Activities:
Proceeds from issuance of treasury stock	628	551
Payment to repurchase common stock	(1,897)	(463)
Dividends paid	(3,518)	(3,282)
Net cash used for financing activities	(4,787)	(3,194)

Cash and Cash Equivalents:
Net change in cash and cash equivalents	9	(326)
Cash and cash equivalents at beginning of period	861	1,187
Cash and cash equivalents at end of period	870	861

ENB FINANCIAL CORP
Notes to Consolidated Financial Statement

The unaudited quarterly results of operations for the years ended 2019 and 2018, are as follows:

NOTE V - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2019
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	10,162	10,462	10,590	10,523
Interest expense	1,179	1,304	1,301	1,335
Net interest income	8,983	9,158	9,289	9,188
Less provision (credit) for loan losses	180	30	630	(70)
Net interest income after provision (credit) for loan losses	8,803	9,128	8,659	9,258

Other income	2,544	2,762	2,943	3,057
Operating expenses:
Salaries and employee benefits	5,188	5,105	5,227	5,512
Occupancy and equipment expenses	917	877	902	908
Other operating expenses	2,177	2,235	1,999	2,586
Total operating expenses	8,282	8,217	8,128	9,006
Income before income taxes	3,065	3,673	3,474	3,309

Provision for Federal income taxes	462	584	550	530
Net income	2,603	3,089	2,924	2,779
FINANCIAL RATIOS
Per share data:
Net income	0.46	0.54	0.51	0.49
Cash dividends paid	0.150	0.155	0.155	0.160

	2018
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	8,524	8,897	9,348	9,729
Interest expense	774	842	872	886
Net interest income	7,750	8,055	8,476	8,843
Less provision for loan losses	190	90	190	190
Net interest income after provision for loan losses	7,560	7,965	8,286	8,653

Other income	3,380	2,628	2,787	2,242
Operating expenses:
Salaries and employee benefits	4,960	5,221	5,197	4,862
Occupancy and equipment expenses	951	893	920	840
Other operating expenses	1,973	2,053	1,954	2,622
Total operating expenses	7,884	8,167	8,071	8,324
Income before income taxes	3,056	2,426	3,002	2,571

Provision for Federal income taxes	235	300	425	346
Net income	2,821	2,126	2,577	2,225
FINANCIAL RATIOS
Per share data:
Net income	0.50	0.37	0.45	0.39
Cash dividends paid	0.140	0.145	0.145	0.145

ENB FINANCIAL CORP

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2019, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2019, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2019, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework.”

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to the Dodd-Frank Act exemption rules of the SEC that permit the Corporation to provide only Management’s report in this annual report.

ENB FINANCIAL CORP

/s/ Jeffrey S. Stauffer	/s/ Scott E. Lied
Jeffrey S. Stauffer	Scott E. Lied
Chief Executive Officer and President	Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

Ephrata, PA

March 27, 2020

Item 9B. Other Information

None

ENB FINANCIAL CORP

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Information and Qualifications of Nominees for Director and Continuing Directors,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 5, 2020, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors during the fourth quarter of 2019.

Item 11. Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the caption, “Summary Compensation Table” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 5, 2020, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 5, 2020, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 5, 2020, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the caption, “Audit Committee Report” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 5, 2020, which is incorporated herein by reference.

ENB FINANCIAL CORP

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.

The following financial statements are included by reference in Part II, Item 8 hereof:

•	Report of Independent Registered Accounting Firm
•	Consolidated Balance Sheets
•	Consolidated Statements of Income
•	Consolidated Statements of Comprehensive Income
•	Consolidated Statements of Changes in Stockholders’ Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements

2.	The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required, or is shown in the respective consolidated financial statements or the notes thereto.

3.	The Exhibits filed herewith or incorporated by reference as a part of this Annual Report, are set forth in (b), below.

(b)	EXHIBITS

3 (i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019.)

3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

10.2	2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)

10.3	2010 Non-Employee Directors’ Stock Plan (Incorporated herein by reference to Exhibit 10 of the Corporation’s Form S-8 filed with the SEC on June 4, 2010.)

14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009.)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

101	Interactive Data File

(c)	NOT APPLICABLE.

ENB FINANCIAL CORP

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB FINANCIAL CORP

By:	s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Aaron L. Groff, Jr.	Chairman of the Board	March 27, 2020
(Aaron L. Groff, Jr.)

/s/ Jeffrey S. Stauffer	Chief Executive Officer and President	March 27, 2020
(Jeffrey S. Stauffer)	(Principal Executive Officer)

/s/ Scott E. Lied	Treasurer	March 27, 2020
(Scott E. Lied)	(Principal Financial Officer)

/s/ Joshua E. Hoffman	Director	March 27, 2020
(Joshua E. Hoffman)

/s/ Willis R. Lefever	Director	March 27, 2020
(Willis R. Lefever)

/s/ Jay S. Martin	Director	March 27, 2020
(Jay S. Martin)

/s/ Susan Young Nicholas	Director	March 27, 2020
(Susan Young Nicholas)

/s/ Dr. Brian K. Reed	Director	March 27, 2020
(Dr. Brian K. Reed)

/s/ Mark C. Wagner	Director	March 27, 2020
(Mark C. Wagner)

/s/ Judith A. Weaver	Director	March 27, 2020
(Judith A. Weaver)

/s/ Paul W. Wenger	Director	March 27, 2020
(Paul W. Wenger)