Form 10-Q
period 2020-03-31
ENB Financial Corp
filed 2020-05-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________________ to ________________________________

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

Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2020, the registrant had 5,592,101 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

March 31, 2020

Index

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,	March 31,
	2020	2019	2019
	$	$	$
ASSETS
Cash and due from banks	14,346	24,304	17,957
Interest-bearing deposits in other banks	9,066	16,749	22,468

Total cash and cash equivalents	23,412	41,053	40,425

Securities available for sale (at fair value)	320,568	308,097	291,186
Equity securities (at fair value)	6,640	6,708	6,081

Loans held for sale	2,419	2,342	2,688

Loans (net of unearned income)	764,120	753,618	710,135

Less: Allowance for loan losses	9,803	9,447	8,886

Net loans	754,317	744,171	701,249

Premises and equipment	25,044	25,033	25,409
Regulatory stock	7,222	7,291	6,705
Bank owned life insurance	29,012	28,818	28,273
Other assets	9,362	8,237	10,182

Total assets	1,177,996	1,171,750	1,112,198

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	363,766	363,857	329,007
Interest-bearing	619,086	610,231	600,794

Total deposits	982,852	974,088	929,801

Short-term borrowings	3,500	200	—
Long-term debt	71,531	77,872	72,478
Other liabilities	3,607	2,902	3,061

Total liabilities	1,061,490	1,055,062	1,005,340

Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,598,501 as of 3/31/20,
5,640,742 as of 12/31/19, and 5,694,452 as of 3/31/19	574	574	574
Capital surplus	4,476	4,482	4,438
Retained earnings	113,207	111,944	105,818
Accumulated other comprehensive income (loss) net of tax	1,103	1,600	(3,189)
Less: Treasury stock cost on 140,613 shares as of 3/31/20, 98,372 as of 12/31/19,
and 44,662 as of 3/31/19	(2,854)	(1,912)	(783)

Total stockholders' equity	116,506	116,688	106,858

Total liabilities and stockholders' equity	1,177,996	1,171,750	1,112,198

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended March 31,
	2020	2019
	$	$
Interest and dividend income:
Interest and fees on loans	8,452	8,023
Interest on securities available for sale
Taxable	1,221	1,275
Tax-exempt	566	647
Interest on deposits at other banks	60	47
Dividend income	188	170

Total interest and dividend income	10,487	10,162

Interest expense:
Interest on deposits	809	824
Interest on borrowings	462	355

Total interest expense	1,271	1,179

Net interest income	9,216	8,983

Provision for loan losses	350	180

Net interest income after provision for loan losses	8,866	8,803

Other income:
Trust and investment services income	622	537
Service fees	679	630
Commissions	686	655
Gains on the sale of debt securities, net	282	81
(Losses) gains on equity securities, net	(230)	17
Gains on sale of mortgages	541	349
Earnings on bank-owned life insurance	206	178
Other income	(19)	97

Total other income	2,767	2,544

Operating expenses:
Salaries and employee benefits	5,696	5,188
Occupancy	591	630
Equipment	290	287
Advertising & marketing	274	250
Computer software & data processing	706	658
Shares tax	239	233
Professional services	623	475
Other expense	691	561

Total operating expenses	9,110	8,282

Income before income taxes	2,523	3,065

Provision for federal income taxes	358	462

Net income	2,165	2,603

Earnings per share of common stock	0.38	0.46

Weighted average shares outstanding	5,627,257	5,694,340

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended March 31,
	2020	2019
	$	$

Net income	2,165	2,603

Other comprehensive (loss) income, net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized (losses) gains arising during the period	(349)	3,231
Income tax effect	75	(678)
	(274)	2,553

Gains recognized in earnings	(282)	(81)
Income tax effect	59	17
	(223)	(64)

Other comprehensive (loss) income, net of tax	(497)	2,489

Comprehensive Income	1,668	5,092

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, December 31, 2018	574	4,435	104,067	(5,678)	(596)	102,802

Net income	—	—	2,603	—	—	2,603
Other comprehensive income net of tax	—	—	—	2,489	—	2,489
Treasury stock purchased - 18,800 shares	—	—	—	—	(330)	(330)
Treasury stock issued - 8,188 shares	—	3	—	—	143	146
Cash dividends paid, $0.15 per share	—	—	(852)	—	—	(852)

Balances, March 31, 2019	574	4,438	105,818	(3,189)	(783)	106,858

Balances, December 31, 2019	574	4,482	111,944	1,600	(1,912)	116,688

Net income	—	—	2,165	—	—	2,165
Other comprehensive loss net of tax	—	—	—	(497)	—	(497)
Treasury stock purchased - 49,911 shares	—	—	—	—	(1,098)	(1,098)
Treasury stock issued - 7,670 shares	—	(6)	—	—	156	150
Cash dividends paid, $0.16 per share	—	—	(902)	—	—	(902)

Balances, March 31, 2020	574	4,476	113,207	1,103	(2,854)	116,506

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)	Three Months Ended March 31,
	2020	2019
	$	$
Cash flows from operating activities:
Net income	2,165	2,603
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	845	827
Amortization of operating leases right-of-use assets	44	43
Increase in interest receivable	(24)	(85)
Increase (decrease) in interest payable	(36)	58
Provision for loan losses	350	180
Gains on sale of debt securities, net	(282)	(81)
(Gain) loss on equity securities, net	230	(17)
Gains on sale of mortgages	(541)	(349)
Loans originated for sale	(14,037)	(9,026)
Proceeds from sales of loans	14,501	8,116
Earnings on bank-owned life insurance	(206)	(178)
Depreciation of premises and equipment and amortization of software	384	391
Deferred income tax	(143)	(94)
Other assets and other liabilities, net	(145)	(105)
Net cash provided by operating activities	3,105	2,283

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	24,372	2,997
Proceeds from sales	27,409	10,246
Purchases	(65,490)	(7,970)
Purchase of regulatory bank stock	(570)	(550)
Redemptions of regulatory bank stock	639	193
Net increase in loans	(10,614)	(16,142)
Purchases of premises and equipment, net	(364)	(221)
Purchase of computer software	(1)	(29)
Net cash used for investing activities	(24,619)	(11,476)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	11,968	6,928
Net increase (decrease) in time deposits	(3,204)	3,139
Net (decrease) increase in short-term borrowings	3,300	(7,870)
Proceeds from long-term debt	10,000	11,562
Repayments of long-term debt	(16,341)	(4,470)
Dividends paid	(902)	(852)
Proceeds from sale of treasury stock	150	146
Treasury stock purchased	(1,098)	(330)
Net cash provided by financing activities	3,873	8,253
Decrease in cash and cash equivalents	(17,641)	(940)
Cash and cash equivalents at beginning of period	41,053	41,365
Cash and cash equivalents at end of period	23,412	40,425

Supplemental disclosures of cash flow information:
Interest paid	1,307	1,121
Income taxes paid	—	—

Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	631	(3,150)
Initial recognition of operating right-of-use assets	—	1,075
Initial recognition of operating lease liabilities	—	1,075

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the first quarter of 2020, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

2.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities held at March 31, 2020, and December 31, 2019, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2020
U.S. government agencies	10,378	152	(2)	10,528
U.S. agency mortgage-backed securities	60,464	1,107	(55)	61,516
U.S. agency collateralized mortgage obligations	55,834	907	(120)	56,621
Asset-backed securities	28,969	—	(1,854)	27,115
Corporate bonds	64,429	188	(1,811)	62,806
Obligations of states and political subdivisions	99,098	3,096	(212)	101,982
Total securities available for sale	319,172	5,450	(4,054)	320,568

December 31, 2019
U.S. government agencies	32,621	31	(28)	32,624
U.S. agency mortgage-backed securities	48,859	215	(448)	48,626
U.S. agency collateralized mortgage obligations	60,124	323	(194)	60,253
Asset-backed securities	23,646	7	(391)	23,262
Corporate bonds	54,604	316	(40)	54,880
Obligations of states and political subdivisions	86,216	2,245	(9)	88,452
Total securities available for sale	306,070	3,137	(1,110)	308,097

The amortized cost and fair value of securities available for sale at March 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)
	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	31,045	31,321
Due after one year through five years	122,474	122,000
Due after five years through ten years	45,499	45,029
Due after ten years	120,154	122,218
Total debt securities	319,172	320,568

Securities available for sale with a par value of $85,824,000 and $66,712,000 at March 31, 2020, and December 31, 2019, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $90,733,000 at March 31, 2020, and $68,732,000 at December 31, 2019.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2020	2019
	$	$
Proceeds from sales	27,409	10,246
Gross realized gains	297	96
Gross realized losses	(15)	(15)

Management evaluates all of the Corporation’s securities for other than temporary impairment (OTTI) on a periodic basis. No securities in the portfolio had other-than-temporary impairment recorded in the first three months of 2020 or 2019.

Information pertaining to securities with gross unrealized losses at March 31, 2020, and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of March 31, 2020
U.S. government agencies	1,194	(2)	—	—	1,194	(2)
U.S. agency mortgage-backed securities	—	—	5,794	(55)	5,794	(55)
U.S. agency collateralized mortgage obligations	12,458	(106)	1,545	(14)	14,003	(120)
Asset-backed securities	18,510	(1,145)	8,605	(709)	27,115	(1,854)
Corporate bonds	39,679	(1,586)	2,812	(225)	42,491	(1,811)
Obligations of states & political subdivisions	7,271	(212)	—	—	7,271	(212)

Total temporarily impaired securities	79,112	(3,051)	18,756	(1,003)	97,868	(4,054)

As of December 31, 2019
U.S. government agencies	1,222	(3)	15,971	(25)	17,193	(28)
U.S. agency mortgage-backed securities	5,040	(32)	24,027	(416)	29,067	(448)
U.S. agency collateralized mortgage obligations	17,457	(50)	17,512	(144)	34,969	(194)
Asset-backed securities	10,278	(169)	9,126	(222)	19,404	(391)
Corporate bonds	2,562	(4)	13,041	(36)	15,603	(40)
Obligations of states & political subdivisions	2,642	(9)	—	—	2,642	(9)

Total temporarily impaired securities	39,201	(267)	79,677	(843)	118,878	(1,110)

In the debt security portfolio there were 62 positions that were carrying unrealized losses as of March 31, 2020. There were no instruments considered to be other-than-temporarily impaired at March 31, 2020.

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

3.       Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at March 31, 2020 and December 31, 2019.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2020
CRA-qualified mutual funds	6,113	—	—	6,113
Bank stocks	734	—	(207)	527
Total equity securities	6,847	—	(207)	6,640

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2019
CRA-qualified mutual funds	6,071	—	—	6,071
Bank stocks	614	26	(3)	637
Total equity securities	6,685	26	(3)	6,708

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three months ended March 31, 2020 and 2019, and the portion of unrealized gains and losses for the period that relates to equity investments held as of March 31, 2020 and 2019.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2020	March 31, 2019
	$	$

Net gains (losses) recognized in equity securities during the period	(230)	17

Less: Net gains realized on the sale of equity securities during the period	—	—

Unrealized gains (losses) recognized in equity securities held at reporting date	(230)	17

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

4.        Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of March 31, 2020, and December 31, 2019:

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2020	2019
	$	$
Commercial real estate
Commercial mortgages	120,080	120,212
Agriculture mortgages	177,368	175,367
Construction	18,778	16,209
Total commercial real estate	316,226	311,788

Consumer real estate (a)
1-4 family residential mortgages	259,937	258,676
Home equity loans	10,741	9,770
Home equity lines of credit	68,633	70,809
Total consumer real estate	339,311	339,255

Commercial and industrial
Commercial and industrial	63,670	58,019
Tax-free loans	16,582	16,388
Agriculture loans	20,733	20,804
Total commercial and industrial	100,985	95,211

Consumer	5,557	5,416

Gross loans prior to deferred fees	762,079	751,670

Deferred loan costs, net	2,041	1,948
Allowance for loan losses	(9,803)	(9,447)
Total net loans	754,317	744,171

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $162,246,000 and $154,577,000 as of March 31, 2020, and December 31, 2019, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of March 31, 2020 and December 31, 2019. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

March 31, 2020	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	117,329	160,221	18,778	57,634	16,582	18,671	389,215
Special Mention	818	4,133	—	842	—	836	6,629
Substandard	1,933	13,014	—	5,141	—	1,226	21,314
Doubtful	—	—	—	53	—	—	53
Loss	—	—	—	—	—	—	—

Total	120,080	177,368	18,778	63,670	16,582	20,733	417,211

December 31, 2019	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	117,875	158,896	16,209	52,028	16,388	18,530	379,926
Special Mention	827	4,546	—	618	—	939	6,930
Substandard	1,510	11,925	—	5,293	—	1,335	20,063
Doubtful	—	—	—	80	—	—	80
Loss	—	—	—	—	—	—	—

Total	120,212	175,367	16,209	58,019	16,388	20,804	406,999

Substandard loans increased by $1.2 million, or 6.0%, while special mention loans have declined minimally from December 31, 2019 to March 31, 2020. Substandard loans increased from $20.1 million to $21.3 million from December 31, 2019, to March 31, 2020 while special mention loans decreased from $6.9 million to $6.6 million during this same period. During the first quarter of 2020, agricultural dairy loans amounting to $2.0 million to two separate borrowers were downgraded to substandard. Of that $2.0 million, $1.0 million was downgraded from special mention to substandard. Additionally, two residential mortgages totaling $1.2 million were downgraded to substandard.

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of March 31, 2020 and December 31, 2019:

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

March 31, 2020	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	259,318	10,649	68,623	5,547	344,137
Non-performing	619	92	10	10	731

Total	259,937	10,741	68,633	5,557	344,868

December 31, 2019	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	257,374	9,678	70,799	5,412	343,263
Non-performing	1,302	92	10	4	1,408

Total	258,676	9,770	70,809	5,416	344,671

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of March 31, 2020 and December 31, 2019:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Greater
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans
March 31, 2020	Past Due	Past Due	Days	Due	Current	Receivable
	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	121	—	227	348	119,732	120,080
Agriculture mortgages	1,154	—	1,046	2,200	175,168	177,368
Construction	—	—	—	—	18,778	18,778
Consumer real estate
1-4 family residential mortgages	1,029	186	619	1,834	258,103	259,937
Home equity loans	28	3	92	123	10,618	10,741
Home equity lines of credit	9	—	10	19	68,614	68,633
Commercial and industrial
Commercial and industrial	—	—	534	534	63,136	63,670
Tax-free loans	—	—	—	—	16,582	16,582
Agriculture loans	—	—	—	—	20,733	20,733
Consumer	26	10	10	46	5,511	5,557
Total	2,367	199	2,538	5,104	756,975	762,079

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Greater
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans
December 31, 2019	Past Due	Past Due	Days	Due	Current	Receivable
	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	228	228	119,984	120,212
Agriculture mortgages	962	—	1,070	2,032	173,335	175,367
Construction	—	—	—	—	16,209	16,209
Consumer real estate
1-4 family residential mortgages	2,254	161	1,302	3,717	254,959	258,676
Home equity loans	52	—	92	144	9,626	9,770
Home equity lines of credit	43	—	10	53	70,756	70,809
Commercial and industrial
Commercial and industrial	68	—	538	606	57,413	58,019
Tax-free loans	—	—	—	—	16,388	16,388
Agriculture loans	2	—	—	2	20,802	20,804
Consumer	14	12	4	30	5,386	5,416
Total	3,395	173	3,244	6,812	744,858	751,670

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2020 and December 31, 2019:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2020	2019
	$	$

Commercial real estate
Commercial mortgages	227	228
Agriculture mortgages	1,046	1,070
Construction	—	—
Consumer real estate
1-4 family residential mortgages	493	495
Home equity loans	92	92
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	534	538
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	2,392	2,423

As of March 31, 2020 and December 31, 2019, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three months ended March 31, 2020 and March 31, 2019, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2020	2019
	$	$

Average recorded balance of impaired loans	3,937	2,697
Interest income recognized on impaired loans	35	11

There were no loan modifications made during the first quarter of 2020. There was one loan modification that occurred during the first quarter of 2019, constituting a troubled debt restructuring (TDR). A modification of the payment terms to a loan customer are considered a TDR if a concession was made to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

In the first quarter of 2019, a loan modification was made on a $718,000 agricultural mortgage which moved the timing of the annual principal payment and changed interest payments from monthly to annually. The farmer had suffered a fire loss in late 2018 impacting one year’s harvest. The principal and interest payment due date was reset to November 15, 2019, when it was paid. No other loans were modified during 2019.

Included in the impaired loan portfolio are three loans that are being reported as TDRs. The balance of these three TDR loans was $1,949,000 as of March 31, 2020. One of these TDR loans with a balance of $439,000 is also on nonaccrual and is included under agricultural mortgages shown in the nonaccrual table above. For both of these TDR loans the borrowers have a history of being delinquent. Management will continue to report these loans as TDR loans until they have been paid off or charged off.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information regarding impaired loans by loan portfolio class as of March 31, 2020, and December 31, 2019:

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
March 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	720	763	—	723	—
Agriculture mortgages	1,879	1,909	—	1,894	24
Construction	—	—	—	—	—
Total commercial real estate	2,599	2,672	—	2,617	24

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with no related allowance	2,599	2,672	—	2,617	24

With an allowance recorded:
Commercial real estate
Commercial mortgages	92	100	49	92	—
Agriculture mortgages	677	677	12	692	5
Construction	—	—	—	—	—
Total commercial real estate	769	777	61	784	5

Commercial and industrial
Commercial and industrial	534	549	53	536	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	534	549	53	536	—

Total with a related allowance	1,303	1,326	114	1,320	5

Total by loan class:
Commercial real estate
Commercial mortgages	812	863	49	815	—
Agriculture mortgages	2,556	2,586	12	2,586	29
Construction	—	—	—	—	—
Total commercial real estate	3,368	3,449	61	3,401	29

Commercial and industrial
Commercial and industrial	534	549	53	536	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	534	549	53	536	—

Total	3,902	3,998	114	3,937	29

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	724	765	—	859	—
Agriculture mortgages	1,912	1,928	—	1,903	43
Construction	—	—	—	—	—
Total commercial real estate	2,636	2,693	—	2,762	43

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with no related allowance	2,636	2,693	—	2,762	43

With an allowance recorded:
Commercial real estate
Commercial mortgages	92	100	49	93	—
Agriculture mortgages	718	718	60	760	—
Construction	—	—	—	—	—
Total commercial real estate	810	818	109	853	—

Commercial and industrial
Commercial and industrial	538	549	80	261	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	538	549	80	261	—

Total with a related allowance	1,348	1,367	189	1,114	—

Total by loan class:
Commercial real estate
Commercial mortgages	816	865	49	952	—
Agriculture mortgages	2,630	2,646	60	2,663	43
Construction	—	—	—	—	—
Total commercial real estate	3,446	3,511	109	3,615	43

Commercial and industrial
Commercial and industrial	538	549	80	261	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	538	549	80	261	—

Total	3,984	4,060	189	3,876	43

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2019	4,319	2,855	1,784	41	448	9,447

Charge-offs	—	—	—	(6)	—	(6)
Recoveries	11	—	1	—	—	12
Provision	252	296	171	21	(390)	350

Balance - March 31, 2020	4,582	3,151	1,956	56	58	9,803

During the three months ended March 31, 2020, management charged off $6,000 in loans while recovering $12,000 and added $350,000 to the provision. The unallocated portion of the allowance decreased from 4.7% of total reserves as of December 31, 2019, to 0.6% as of March 31, 2020. Management monitors the unallocated portion of the allowance with a desire to maintain it at approximately 5% over the long term, with a requirement of it not to exceed 10%.

During the three months ended March 31, 2020, net provision expense was recorded for all sectors. The higher provision was primarily caused by increasing the qualitative factors across all industry lines to various degrees as a result of the impact from COVID-19. A qualitative factor was increased for business loans specifically related to the special federal governmental lending programs developed as a result of COVID-19. There were minimal charge-offs and recoveries recorded during the three months ended March 31, 2020, so the provision expense was primarily related to this change in economic conditions and potential for credit declines moving forward. The total amount of substandard loans at the end of the first quarter of 2020 was slightly higher resulting in slightly more provision expense.

As of March 31, 2020, the Corporation’s total delinquencies were 0.67%, a decline from 0.91% at December 31, 2019. The Corporation’s total delinquencies continue to compare favorably to the national uniform bank performance group, which was at 1.05% as of December 31, 2019.

The Corporation reduced one qualitative factor for residential mortgages in the first quarter of 2020; this factor had been increased in the fourth quarter of 2019 because of higher delinquency. However, mortgage loan delinquency declined in the first quarter of 2020.  Delinquency among agriculture loans, excluding loans to dairy farmers, has continued to increase, and ended at 2.32% at March 31, 2020. A total of six agriculture loans were delinquent at this time.

Outside of the above measurements and indicators, management continues to utilize nine qualitative factors to continually refine the potential credit risks across the Corporation’s various loan types.  In addition, the loan portfolio is sectored out into nine different categories to evaluate these qualitative factors.   A total score of the qualitative factors for each loan sector is calculated to utilize in the allowance for loan loss calculation.  The agricultural dairy sector carries the highest level of qualitative factors due to the long-term weakness in milk prices. While the dairy market had improved recently, COVID-19 caused a sharp decline in milk prices.

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

During the three months ended March 31, 2019, provision expenses were primarily recorded for the commercial real estate and commercial and industrial segments, while a credit provision was recorded in the consumer real estate segment due to very low historical loss experience. In the two quarters prior to the first quarter of 2019, management had adjusted the qualitative factors across the loan portfolio to better reflect the forward risk in each loan segment. This resulted in more provision expense being allocated to commercial real estate loans and less to residential real estate loans. While the Corporation had been experiencing more residential real estate growth than commercial real estate growth, when the performance of these respective borrowers declines, the potential for loan losses is more pronounced with commercial real estate loans. The impact of negative economic events is more volatile with commercial real estate loans. Supporting this conclusion, the Corporation’s level of delinquencies remained higher with commercial real estate loans than residential real estate loans. The Corporation’s commercial real estate and commercial and industrial loan provision allocations are also influenced by the levels of classified loans. For both of these categories the level of classified loans increased significantly since December 31, 2018, with commercial real estate increasing 31.7% and commercial and industrial increasing over four fold, but on a much smaller loan segment. This is what caused the Corporation to allocate $148,000 of provision expense to commercial real estate and $128,000 to commercial and industrial, while reducing consumer real estate by $140,000. The smallest out of all the loan segments is the unsecured consumer loan segment, where the $16,000 provision allocation was nearly a match to the $17,000 of consumer charge-offs that occurred in the first quarter of 2019.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of March 31, 2020 and December 31, 2019:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of March 31, 2020:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	61	—	53	—	—	114
Ending balance: collectively evaluated
for impairment	4,521	3,151	1,903	56	58	9,689

Loans receivable:
Ending balance	316,226	339,311	100,985	5,557		762,079
Ending balance: individually evaluated
for impairment	3,368	—	534	—		3,902
Ending balance: collectively evaluated
for impairment	312,858	339,311	100,451	5,557		758,177

As of December 31, 2019:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	109	—	80	—	—	189
Ending balance: collectively evaluated
for impairment	4,210	2,855	1,704	41	448	9,258

Loans receivable:
Ending balance	311,788	339,255	95,211	5,416		751,670
Ending balance: individually evaluated
for impairment	3,446	—	538	—		3,984
Ending balance: collectively evaluated
for impairment	308,342	339,255	94,673	5,416		747,686

COVID-19 Loan Forbearance Programs

As of March 31, 2020, over 105 of the Corporation’s customers had requested payment deferrals or payments of interest only on loans totaling $17.4 million. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (TDRs) unless the borrower was previously experiencing financial difficulty. In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

Through April 30, 2020, the Corporation has modified an additional 150 loans totaling $46.6 million, which are primarily commercial loans. Therefore, including the loans modified in March, a total of $64.0 million of loans have had payments deferred under the COVID-19 guidance. Of the $64.0 million of loan balances with payments being deferred, $52.6 million, or 82.2% were in the form of commercial or agricultural loan deferments, with vast majority of these commercial loan deferrals. The remaining $11.4 million of loan balances with payments being deferred were in the form of residential mortgage deferrals. Nearly all of the COVID-19 loan payment deferrals were for a 90-day period.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

As of March 31, 2010, the Corporation’s delinquent, non-performing, and impaired loans were not yet materially impacted by the rapidly declining economic conditions brought on by COVID-19. However, due to the magnitude of this economic interruption, management does anticipate that these levels will rise in the second quarter of 2020, and will likely show further deterioration as the year progresses, depending on the length of time business operations are curtailed or limited and the amount of time it takes for consumer confidence to rebuild and engage into increased purchasing activities. Therefore, it is likely the Corporation’s provision for loan losses would also increase over the next several quarters should the level of these credit measurements increase.

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	March 31, 2020
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	10,528	—	10,528
U.S. agency mortgage-backed securities	—	61,516	—	61,516
U.S. agency collateralized mortgage obligations	—	56,621	—	56,621
Asset-backed securities	—	27,115	—	27,115
Corporate bonds	—	62,806	—	62,806
Obligations of states & political subdivisions	—	101,982	—	101,982
Equity securities	6,640	—	—	6,640

Total securities	6,640	320,568	—	327,208

On March 31, 2020, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of March 31, 2020, the CRA fund investments had a $6,113,000 book and fair market value and the bank stock portfolio had a book value of $734,000, and fair market value of $528,000.

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

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2019
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	32,624	—	32,624
U.S. agency mortgage-backed securities	—	48,626	—	48,626
U.S. agency collateralized mortgage obligations	—	60,253	—	60,253
Asset-backed securities	—	23,262	—	23,262
Corporate bonds	—	54,880	—	54,880
Obligations of states & political subdivisions	—	88,452	—	88,452
Equity securities	6,708	—	—	6,708

Total securities	6,708	308,097	—	314,805

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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	March 31, 2020
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$3,788	$3,788
Total	$—	$—	$3,788	$3,788

	December 31, 2019
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$3,795	$3,795
Total	$—	$—	$3,795	$3,795

The Corporation had a total of $3,902,000 of impaired loans as of March 31, 2020, with $114,000 of specific allocation against these loans and $3,984,000 of impaired loans as of December 31, 2019, with $189,000 of specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

March 31, 2020
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	3,788	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

December 31, 2019
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	3,795	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
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

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	March 31, 2020
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	23,412	23,412	23,412	—	—
Regulatory stock	7,222	7,222	7,222	—	—
Loans held for sale	2,419	2,419	2,419	—	—
Loans, net of allowance	754,317	759,337	—	—	759,337
Mortgage servicing assets	691	691	—	—	691
Accrued interest receivable	3,792	3,792	3,792	—	—
Bank owned life insurance	29,012	29,012	29,012	—	—

Financial Liabilities:
Demand deposits	363,766	363,766	363,766	—	—
Interest-bearing demand deposits	28,479	28,479	28,479	—	—
NOW accounts	95,604	95,604	95,604	—	—
Money market deposit accounts	140,781	140,781	140,781	—	—
Savings accounts	222,241	222,241	222,241	—	—
Time deposits	131,981	135,159	—	—	135,159
Total deposits	982,852	986,030	850,871	—	135,159

Short-term borrowings	3,500	3,500	3,500	—	—
Long-term debt	71,531	68,375	—	—	68,375
Accrued interest payable	485	485	485	—	—

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

7.       Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of March 31, 2020, firm loan commitments were $69.7 million, unused lines of credit were $276.1 million, and open letters of credit were $8.7 million. The total of these commitments was $354.5 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

8. Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2019	1,600
Other comprehensive loss before reclassifications	(274)
Amount reclassified from accumulated other comprehensive income (loss)	(223)
Period change	(497)

Balance at March 31, 2020	1,103

Balance at December 31, 2018	(5,678)
Other comprehensive income before reclassifications	2,553
Amount reclassified from accumulated other comprehensive income (loss)	(64)
Period change	2,489

Balance at March 31, 2019	(3,189)

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended March 31,
	2020	2019	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains,	282	81	Gains on the sale of
reclassified into earnings			debt securities, net
Related income tax expense	(59)	(17)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income (loss) for the period	223	64

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

The following table represents the Consolidated Balance Sheet classification of the Corporation’s ROU assets and lease liabilities.

Lease Consolidated Balance Sheets Classification
(Dollars in Thousands)	Classification	March 31, 2020
Lease Right-of-Use Assets

Operating lease right-of use assets	Other Assets	$864

Lease Liabilities
Operating lease liabilties	Other Liabilities	$872

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

March 31, 2020
Weighted-average remaining lease term
Operating leases	5.1 years
Weighted-average discount rate
Operating leases	3.09%

The following table represents lease costs and other lease information. As the Corporation elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2020 were as follows:

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

Lease Payment Schedule
(Dollars in Thousands)	Operating Leases
Twelve Months Ended:
March 31, 2021	$202
March 31, 2022	206
March 31, 2023	155
March 31, 2024	154
March 31, 2025	155
Thereafter	74
Total Future Minimum Lease Payments	946
Amounts Representing Interests	(74)
Present Value of Net Future Minimum Lease Payments	$872

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

11. Subsequent Events

Paycheck Protection Program (PPP)

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2 trillion in economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (SBA) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP). As a qualified SBA lender, the Corporation was authorized to originate PPP loans.

In terms of qualifying for a PPP loan, an eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs; or (2) $10 million. The PPP loans have the following terms: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the PPP loan, including any accrued interest, is eligible to be reduced by the amount of loan forgiveness available under the PPP, provided the employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses such as utilities.

In the initial CARES Act, $349 billion of funds were made available for PPP loans. This amount was fully exhausted prior to the end of April. Congress then passed an additional allocation of funds for the PPP loans, allowing a second round of applications to begin. As of April 30, 2020, the Corporation had approved and originated 618 PPP loans totaling $68,848,000. Management’s focus has been to serve the customers and market area that the Corporation serves. Management believes the Corporation’s total PPP loan funding will reach $78.0 million when the second round of PPP funding is exhausted.

In accordance with the SBA terms and conditions on these PPP loans, the Corporation expects to receive approximately $3.1 million in fees associated with the processing of these loans. The Corporation is awaiting guidance from the SBA on how to submit the required reporting to support the amount of fee income expected to be received. It is anticipated that this reporting will occur in June of 2020, followed by a period of time to process this reporting. When the Corporation does eventually receive this fee income it will be deferred over the expected life of the loans. To this regard, the financial community is also waiting on further accounting guidance as to how this fee income will be recognized. While the PPP loans have a two-year maturity, it is expected that the vast majority of these PPP borrowers will provide the necessary support in order to have their principal balances forgiven in a period of time significantly shorter than the two-year life of the loan.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

12. Recently Issued Accounting Standards

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes, change the accounting for certain tax transactions, and make minor improvements to the codification. This Update provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or was a separate transaction. The Update also changes current guidance for making an intraperiod allocation if there is a loss in continuing operations and gains outside of continuing operations, determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, accounting for tax law changes and year-to-date losses in interim periods, and determining how to apply the income tax guidance to franchise taxes that are partially based on income. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In January 2020, the FASB issued ASU 2020-2, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), February 2020, to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. This did not have a significant impact on the Corporation’s financial statements.

Index

ENB FINANCIAL CORP
Notes to the Unaudited Consolidated Interim Financial Statements

In March 2020, the FASB issued ASU 2020-3, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s financial position or results of operations.

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. It is too early to predict whether a new rate index replacement and the adoption of the ASU will have a material impact on the Corporation’s financial statements.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2019 Annual Report to Shareholders of the Corporation. The financial condition and results of operations presented are not indicative of future performance.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	National and local economic conditions
•	Effects of economic conditions particularly with regard to the negative impact of severe and wide-ranging disruptions caused by the spread of coronavirus (COVID-19), specifically the effect on loan customers to repay loans
•	Health of the housing market
•	Real estate valuations and its impact on the loan portfolio
•	Interest rate and monetary policies of the Federal Reserve Board
•	Volatility of the securities markets including the valuation of securities
•	Future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Impact of mergers and acquisition activity in the local market and the effects thereof
•	Potential impact from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses
•	Changes in customer behavior impacting deposit levels and loan demand
•	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	Results of the regulatory examination and supervision process
•	The impact of new laws and regulations
•	Possible changes to the capital and liquidity requirements and other regulatory pronouncements, regulations and rules
•	Large scale global disruptions such as pandemics, terrorism, trade wars, and armed conflict.
•	Local disruptions due to flooding, severe weather, or other natural disasters
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful

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

Results of Operations

Overview

The first quarter of 2020 was impacted by a number of unprecedented items caused by the onset of the COVID-19 pandemic. The spread of COVID-19 quickly became global and impacted the global economy. This impact was felt rather quickly due to China’s large role in the world economy, second in GDP but first in terms of supply chain impact for basic goods. The immediate impact and forward risk posed by the pandemic caused the Federal Reserve to take the unusual step of reducing the Federal Funds rate by 50 basis points to 1.25% on March 3, 2020, at a special Fed meeting ahead of the regularly scheduled March 18, 2020 meeting. On March 11, 2020, the World Health Organization (WHO) recognized COVID-19 as a pandemic. The quick further expansion of the pandemic then caused the Federal Reserve to take an unprecedented step of a second special meeting on Sunday afternoon of March 15, 2020, to further reduce the Federal Funds rate 100 basis points to 0.25%. This importantly gave all banks easy access to very cheap funds. On March 15, 2020, the Fed also reduced the Discount Window rate by 150 basis points which took this rate down to 0.25%. This move took the Federal Funds rate to the same historic low of 0.25% that occurred due to the Financial Crisis of 2008. On March 16, 2020, the Fed also announced that they will take steps to inject more liquidity into the financial system by purchasing up to $500 billion of U.S. Treasuries and $200 billion of mortgage-backed securities. All major stock exchanges experienced dramatic sell-offs. The DOW which had peaked at 29,568 in February, closed on Friday, March 20, 2020 at 19,174, down 10,394 points, or 35%. NASDAQ was down 30%, while the S&P 500 was down 32%. Closer to home, as COVID-19 spread and has impacted every state with confirmed cases, Pennsylvania’s cases spread to 100 by March 19, 2020, when Governor Wolf announced the required closing of all non-essential businesses. These closures will cause further economic impact that will be long lasting. The U.S. Government worked on a massive Coronavirus Relief Bill that included direct small business aid for employers with fewer than 500 employees; direct deposit stimulus payments to American households; enhanced unemployment compensation benefits; and direct aid to hospitals and health care providers.

The economic impact of COVID-19 had an impact on first quarter results for the Corporation, but will have much more measurable results as the year progresses. The Corporation recorded net income of $2,165,000 for the three-month period ended March 31, 2020, a 16.8% decrease from the $2,603,000 earned during the same period in 2019. The earnings per share, basic and diluted, were $0.38 for the three months ended March 31, 2020, compared to $0.46 for the same period in 2019, a 17.4% decrease. The decrease in the Corporation’s 2020 earnings was caused primarily by an increase in operating expenses, an increase in the provision for loan losses, and higher-than-normal amortization on mortgage servicing assets.

The Corporation’s NII increased by $233,000, or 2.6%, for the three months ended March 31, 2020, compared to the same period in 2019. The increase in NII primarily resulted from an increase in interest and fees on loans of $429,000, or 5.3%, for the first quarter of 2020, compared to the first quarter of the prior year. The increase in interest and fees on loans was partially offset by a decrease of $135,000, or 7.0%, on interest earned on securities. Additionally, the Corporation’s interest expense on deposits and borrowings increased by $92,000, or 7.8%, for the three-month period ended March 31, 2020, compared to 2019. This increase was primarily driven by approximately $50,000 of prepayment penalties on FHLB advances that were taken in order to position the Corporation with lower-rate advances going forward.

The Corporation recorded a $170,000 additional provision expense in the first quarter of 2020 compared to the same quarter of 2019, with $350,000 of provision compared to $180,000 of provision for the first quarter of 2019. The gains from the sale of debt securities were $282,000 for the three months ended March 31, 2020, compared to gains of $81,000 for the first quarter of 2019. Market interest rates were lower in 2020, making it more conducive to achieving gains from the sale of securities. There were unrealized losses of $230,000 on the Corporation’s portfolio of equity securities that consists of stocks held in other banks. This loss flows through the income statement and was the result of the devaluation of bank stocks given the economic environment that began with the COVID-19 pandemic. For the first quarter of 2019, there was an unrealized gain of $17,000 on this portfolio, resulting in a negative impact to income of $247,000 for the first quarter of 2020 compared to the prior year. The gain on the sale of mortgages increased by $192,000, or 55.0%, for the three-month period ended March 31, 2020, compared to the prior year’s period. The volume of mortgages sold was higher during the first three months of 2020 compared to the same period in the prior year due to the very low interest rate environment. Total operating expenses increased by $828,000, or 10.0%, for the three months ended March 31, 2020, compared to the same period in 2019. This increase was primarily driven by a $508,000, or 9.8%, increase in salaries and benefits caused by a performance bonus paid out in the first quarter of 2020 that resulted in additional expense of approximately $205,000. Outside of this performance bonus, first quarter salaries and benefit expense would have increased by $303,000, or 5.8%.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the three months ended March 31, 2020, compared to the same period in the prior year due primarily to lower earnings.

Key Ratios	Three Months Ended
	March 31,
	2020	2019

Return on Average Assets	0.74%	0.97%
Return on Average Equity	7.42%	10.22%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income

NII represents the largest portion of the Corporation’s operating income. In the first three months of 2020, NII generated 76.9% of the Corporation’s gross revenue stream, which consists of net interest income and non-interest income, compared to 77.9% in the first three months of 2019. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $166,000 for the three months ended March 31, 2020, compared to $202,000 for the same period in 2019.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

NET INTEREST INCOME
(DOLLARS IN THOUSANDS)
	Three Months Ended
	March 31,
	2020	2019
	$	$
Total interest income	10,487	10,162
Total interest expense	1,271	1,179

Net interest income	9,216	8,983
Tax equivalent adjustment	166	202

Net interest income (fully taxable equivalent)	9,382	9,185

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect net interest income:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. For the first half of 2019 the Federal funds rate remained at 2.50%, however, in the second half of 2019 the Federal Reserve decreased rates three times, by 25 basis points each, beginning in July of 2019. By December 31, 2019, the Fed funds rate stood at 1.75%. On March 3, 2020, the Federal Reserve dropped the Fed funds rate by 50 basis points to 1.25%, and on March 15, 2020, the Fed dropped the rate by 100 basis points to 0.25%. These rate drops were in response to the COVID-19 global pandemic.

The expectations for the remainder of the year are that there will be no further rate drops or increases. Management anticipates a reduction in interest income in the remaining quarters of 2020 as a result of the significant Federal Reserve rate decreases. All of the Corporation’s Prime-based floating rate loans reset lower in March, while floating rate securities will reset when the the quarterly reset dates are reached. Therefore, it will be several months before the full impact of lower asset yields will be felt.

The shape of the U.S. Treasury curve also directly impacts the Corporation’s net interest income. The U.S. Treasury curve was flat coming into 2020, and after the rapid decline in short and long-term rates driven by the COVID-19 environment and the Federal Reserve rate drops, the yield curve remained flat, but rates also reached historic lows. This is detrimental to banks as funding sources are typically shorter terms than the assets invested in and asset yields are much lower than they were even a year ago. A sharper yield curve is beneficial to financial institutions as a larger spread can be made on the asset versus the liability utilized. For the first two months of 2020, the spread between the 2-year and 10-year U.S. Treasury averaged around 21 basis points. For the month of March, this spread averaged 42 basis points but the Treasury rates were at much lower levels. Both of these spreads are very low from a historical context.

The combination of lower rates, and a generally flat yield curve out to longer rates, makes it more difficult for the Corporation to generate higher net interest income. The Corporation’s net interest margin declined slightly in the first quarter of 2020 and it is likely it will continue to decline in the remaining quarters of 2020. Any increase in net interest income will need to come from growth of interest earning assets.

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate was 5.50% as of March 31, 2019, 4.75% as of December 31, 2019, and 3.25% as of March 31, 2020, after the 150 basis points of Federal Reserve rate drops in March of 2020. The Corporation’s Prime-based loans, including home equity lines of credit and some variable rate commercial loans, reprice a day after the Federal Reserve rate movement.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As a result of the significant growth of the loan portfolio, the Corporation’s NII on a tax equivalent basis has been increasing. Despite a lower net interest margin, the Corporation still achieved a slightly higher NII in the first quarter of 2020 than the fourth quarter of 2019. However, both of these quarters were down from the recent quarterly high in NII of $9,289,000 for the third quarter of 2019. The net interest margin began decreasing on a quarterly basis in the latter part of 2019 after the Federal Reserve dropped rates by 75 basis points. This margin decreased slightly in the first quarter of 2020 as well with the drastic rate drops in March. However, management expects the margin to decline more significantly throughout the remainder of 2020 with the full impact of these rate drops. The Corporation’s NII on a tax-equivalent basis increased for the three months ended March 31, 2020, by $289,000, or 2.8%, over the same period in 2019. Management’s asset liability sensitivity measurements continue to show a benefit to both margin and NII given Federal Reserve rate increases. Actual results over the past two years have confirmed the asset sensitivity of the Corporation’s balance sheet. Management expects that any improvements in NII will be driven primarily by loan growth since asset yields will continue to decline.

The Corporation has maintained a low average cost of funds over the past few years but funding costs had increased slightly throughout the first part of 2019 before the Fed rate drops. Deposit rates had been increasing slightly and the cost of borrowings was up due to a higher rate environment. However, with the recent steep drops in market rates, funding costs are once again declining and the Corporation is achieving savings on both the deposit and borrowings side. With a very low Prime rate projected throughout the remainder of 2020, the Corporation’s asset yields will see a decrease, but helping to offset this decline will be a stabilization of costs on the interest expense side. The recent sharp Federal Reserve rate decreases has already reduced the Corporation’s NII and net interest margin (NIM), primarily because of the variable rate portion of the loan portfolio, which resets every time the Prime rate changes. Variable rate loans have averaged just over 20% of the loan portfolio for the first quarter of 2020.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With lower Treasury rates in the first three months of 2020 compared to the same period in 2019, security reinvestment has genereally been occurring at lower yield levels. Because of the lower market interest rates and very flat yield curve, it is difficult to achieve substantially higher yields in the securities portfolio but there have been some pockets of opportunities to reposition the portfolio by selling securities at gains and reinvesting in slightly higher yielding instruments to benefit the Corporation’s earnings going forward.

The Corporation’s loan portfolio yield has decreased from the prior years’ period as the variable rate portion of the loan portfolio repriced lower with each Federal Reserve rate movement and some fixed rate borrowers requested loan modifications to reset their rates lower in the current record low market rate environment. The vast majority of the Corporation’s commercial Prime-based loans were priced at the Prime rate, which was 4.75% to start 2020, and then 4.25% as of March 4, 2020, and 3.25% as of March 16, 2020. The pricing for the most typical five-year fixed rate commercial loans is currently slightly higher than the Prime rate. With the significant March Federal Reserve rate reductions, adding variable rate loans to the portfolio means they will be priced at very low rates to start but can reprice lower if the Federal Reserve lowers rates any further and would reprice higher if the Federal Reserve would increase rates. There are elements of the Corporation’s Prime-based commercial loans priced above the Prime rate based on the level of credit risk of the borrower. Management does price a portion of consumer variable rate loans above the Prime rate, which also helps to improve loan yield. Both commercial and consumer Prime-based pricing continues to be influenced by local competition.

Mid-term and long-term interest rates on average were much lower in 2020 compared to 2019. The average rate of the 10-year U.S. Treasury was 1.37% in the first three months of 2020 compared to 2.65% in the first three months of 2019, and it stood at 0.70% on March 31, 2020, compared to 2.41% on March 31, 2019. The slope of the yield curve has been compressed throughout 2019 and 2020. As of March 31, 2019, the U.S. Treasury curve was inverted with the 10-year U.S. Treasury rate nine basis points lower than the Fed funds rate. As of March 31, 2020, the 10-year U.S. Treasury rate was only 45 basis points higher than the Fed funds rate. The slope of the yield curve has fluctuated many times in the past two years with the 10-year U.S. Treasury yield as high as 1.88% in the first three months of 2020 and 2.79% in the first three months of 2019, and as low as 0.54% in 2020, and 2.39% in 2019.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

While the Corporation’s overall cost of funds remains low, there were increases in 2019 due to higher interest expense on both deposits and borrowings. The Corporation’s cost of funds remained stable through the first quarter of 2020 influenced by lower costs on deposits, but slightly elevated costs on borrowings with $50,000 of prepayment penalties recorded on FHLB long-term advances. Management expects the cost of funds will decline during the remainder of 2020 as deposits continue to reprice to lower rates and the new FHLB advances initiated in the first quarter of 2020 are at lower rates than those that were paid off early. Core deposit interest rates were reduced four times throughout the first quarter of 2020 and time deposit rates have also decreased resulting in maturing time deposits repricing at lower levels or moving into core deposit products. A further rate decrease was implemented in April which will have an impact on the second quarter results and management does not anticipate significant deposit rate movements in the remainder of the year as deposits are now priced at very low rates. Typically, financial institutions will make small systematic moves on core interest bearing accounts while making larger rate increases in the pricing of new or reissued time deposits. Borrowing costs, and the wholesale borrowing curves that they are based on, generally follow the direction and slope of the U.S. Treasury curve. However, these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation refinanced the maturing or paid off borrowings at lower rates in 2020, so the interest expense on borrowings will decline moving forward.

Management currently anticipates that the overnight interest rate and Prime rate will stay at the current level for the remainder of 2020. It is likely that mid and long-term U.S. Treasury rates will remain relatively suppressed throughout the remainder of the year. This very low and flat yield curve makes it more difficult for management to lend out or reinvest at higher interest rates out further on the yield curve. However, the recent decline in rates provides the ability to hold deposit rates at current levels to help to mitigate the lower interest income.

The following table provides an analysis of year-to-date changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Three Months Ended March 31,			Three Months Ended March 31,
	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	25	(12)	13	(51)	(15)	(66)

Securities available for sale:
Taxable	116	(179)	(63)	(6)	192	186
Tax-exempt	(66)	(35)	(101)	(157)	11	(146)
Total securities	50	(214)	(164)	(163)	203	40

Loans	622	(202)	420	1,102	530	1,632
Regulatory stock	19	1	20	9	(5)	4

Total interest income	716	(427)	289	897	713	1,610

INTEREST EXPENSE

Deposits:
Demand deposits	28	(152)	(124)	20	307	327
Savings deposits	2	(4)	(2)	1	—	1
Time deposits	(5)	116	111	(33)	50	17
Total deposits	25	(40)	(15)	(12)	357	345

Borrowings:
Total borrowings	57	50	107	(3)	63	60

Total interest expense	82	10	92	(15)	420	405

NET INTEREST INCOME	634	(437)	197	912	293	1,205

During the first three months of 2020, the Corporation’s NII on an FTE basis increased by $197,000, or 2.1%, over the same period in 2019. Total interest income on an FTE basis for the three months ended March 31, 2020, increased $289,000, or 2.8%, from 2019, while interest expense increased $92,000, or 7.8%, for the three months ended March 31, 2020, compared to the same period in 2019. The FTE interest income from the securities portfolio decreased by $164,000, or 7.8%, while loan interest income increased $420,000, or 5.2%. During the first three months of 2020, additional loan volume caused by loan growth added $622,000 to net interest income, but the lower yields caused a $202,000 decrease, resulting in a total increase of $420,000. Higher balances in the securities portfolio caused an increase of $50,000 in NII, while lower yields on securities caused a $214,000 decrease, resulting in a net decrease of $164,000.

The average balance of interest bearing liabilities increased by 6.2% during the three months ended March 31, 2020, compared to the prior year driven by growth in deposit balances. The lower cost on deposit accounts resulted in a decrease in interest expense. Lower rates on demand and savings deposits partially offset by higher rates on time deposits caused a $40,000 decrease in interest expense while slightly higher balances of demand and savings deposits caused an increase in expense of $25,000 resulting in a total decrease of $15,000.

Out of all the Corporation’s deposit types, interest-bearing demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes. Time deposit balances decreased resulting in a $5,000 reduction to expense, and time deposits repricing to higher interest rates increased interest expense by $116,000, causing a net total increase of $111,000 in time deposit interest expense. Even with the low rate environment, the Corporation was successful in increasing balances of other deposit types.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The average balance of outstanding borrowings increased by 14.4% from the prior year, which resulted in an increase in interest expense of $57,000. Although interest rates were lower in the first quarter of 2020 compared to the prior year, the Corporation paid off a number of long-term advances with prepayment penalties of $50,000 which increased interest expense by that amount. The aggregate of these amounts was an increase in interest expense of $107,000 related to total borrowings.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended March 31,
	2020			2019
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	18,860	60	1.29	11,339	47	1.67

Securities available for sale:
Taxable	229,149	1,256	2.19	209,715	1,320	2.52
Tax-exempt	86,695	701	3.23	94,733	802	3.39
Total securities (d)	315,844	1,957	2.48	304,448	2,122	2.79

Loans (a)	759,998	8,491	4.48	704,621	8,070	4.60

Regulatory stock	7,468	145	7.77	6,498	125	7.69

Total interest earning assets	1,102,170	10,653	3.87	1,026,906	10,364	4.05

Non-interest earning assets (d)	72,386			64,422

Total assets	1,174,556			1,091,328

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	265,771	305	0.46	248,252	429	0.70
Savings deposits	215,889	23	0.04	201,524	25	0.05
Time deposits	133,706	482	1.45	135,269	370	1.11
Borrowed funds	82,118	461	2.26	71,795	355	2.01
Total interest bearing liabilities	697,484	1,271	0.73	656,840	1,179	0.73

Non-interest bearing liabilities:

Demand deposits	355,778			328,319
Other	3,896			2,922

Total liabilities	1,057,158			988,081

Stockholders' equity	117,398			103,247

Total liabilities & stockholders' equity	1,174,556			1,091,328

Net interest income (FTE)		9,382			9,185

Net interest spread (b)			3.14			3.32
Effect of non-interest
bearing deposits			0.27			0.27
Net yield on interest earning assets (c)			3.41			3.59

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $1,982,000 as of March 31, 2020, and $1,608,000 as of March 31, 2019.  Such fees and costs recognized through income and included in the interest amounts totaled ($35,000) in 2020, and ($120,000) in 2019.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s interest income increased primarily due to increased interest income on loans, but the increase in income was the result of loan growth, not an increase in asset yield, resulting in a lower NIM of 3.41% for the first quarter of 2020, compared to 3.59% for the first quarter of 2019. The yield earned on assets decreased by 18 basis points during the three months ended March 31, 2020, while the rate paid on liabilities stayed the same at 73 basis points. This resulted in an 18 basis point decrease in interest spread, and the effect of non-interest bearing deposits stayed the same during the three months ended March 31, 2020, compared to the prior year, resulting in the decrease in NIM of 18 basis points. Management anticipates further declines in NIM during the remainder of 2020 as the Federal Reserve has decreased rates by 150 basis points in March of 2020, putting pressure on the Corporation’s asset yields, which will be fully felt in the second quarter and moving forward. Loan yields decreased in the first quarter of 2020 compared to the prior year primarily as a result of the 75 basis points of Prime decline experienced in the second half of 2019. The full impact of the recent Prime rate decreases only impacted half of the month of March 2020. Growth in the loan portfolio will help to offset a declining asset yield moving through 2020. The Corporation’s loan yield decreased 12 basis points in the first three months of 2020 compared to the first three months of 2019. Loan interest income increased $421,000, or 5.2%, for this time period as a result of the growth in balances.

Loan pricing was challenging in early 2020 as a result of the very low rate environment and competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate or below. The Prime rate was 5.50% as of March 31, 2019, and was moderately higher than the typical business or commercial five-year fixed rates being extended at that time. The Prime rate decreased by 1.50% in March of 2020 to 3.25%, which is now just below the typical rate of a five-year fixed-rate loan. The commercial or business fixed rates do increase with longer fixed terms or lower credit quality. In terms of the variable rate pricing, nearly all variable rate loans offered are Prime-based. Management is able to price loan customers with higher levels of credit risk at Prime plus pricing, such as Prime plus 0.75%, which amounted to 4.00% at March 31, 2020, still a relatively low rate. However, only a small minority of the loans in the commercial and agricultural portfolios are at these higher rates due to the strong credit quality of the Corporation’s borrowers and market competition. Competition in the immediate market area has been pricing select shorter-term fixed-rate commercial and agricultural lending rates close to 3.50% for the strongest loan credits.

Tax equivalent yields on the Corporation’s securities decreased by 31 basis points for the three months ended March 31, 2020, compared to the same period in 2019. The Corporation’s securities portfolio consists of approximately 80% fixed income debt instruments and 20% variable rate product as of March 31, 2020. The Corporation’s taxable securities experienced a 33 basis-point decrease in yield for the three months ended March 31, 2020, compared to the same period in 2019. Security reinvestment in the first three months of 2020 has been occurring at lower rates due to the significant decline in U.S. Treasury rates. In addition, the Corporation’s U.S. agency mortgage-backed securities and collateralized mortgage obligations experience faster principal prepayments as market rates decrease, causing the amortization of premium to increase, effectively decreasing the yield.

The yield on tax-exempt securities decreased by 16 basis points for the three months ended March 31, 2020. For the Corporation, these bonds consist entirely of tax-free municipal bonds. While the tax-exempt yields on municipal bonds declined with the tax rate change at the end of 2017, yields became more attractive again during the latter part of 2019 and the first quarter of 2020. After selling out of many of these instruments to shorten the duration of the Corporation’s portfolio and provide a better interest rate risk profile, management began investing in more of these bonds in the first quarter of 2020 as yields stood out and provided better returns than other sectors of the portfolio. While the average balance of these tax-exempt instruments is still lower in the first quarter of 2020 compared to the first quarter of 2019, both balances and yields are increasing as 2020 progresses, which will result in growth in this portfolio.

The Corporation’s average deposits increased $57.8 million, or 6.3%, with all types of interest-bearing deposits increasing $30.3 million, or 5.2%, while non-interest bearing demand deposits increased $27.5 million, or 8.4%. In the current rate environment, with short-term rates low and with small rate differences for longer-term deposits, the consumer generally elected to stay short and maintain funds in accessible deposit instruments. In addition to the consumer staying liquid with their available funds, there has been a general trend of funds flowing from time deposit accounts into non-interest checking, NOW and savings accounts. The average balance of time deposits declined during the first three months of 2019 compared to 2018, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits, causing total interest bearing funds to increase. Time deposit balances had been growing throughout 2018 and 2019 due to the odd-month CD promotions available at those times, but with the recent sharp decline in rates, management expects these time deposit balances to decrease throughout the remainder of 2020 as a result of customers electing to allow maturing time deposit balances to roll off and hold them in a liquid account until there is some sign of rate increases.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Interest expense on deposits decreased by $14,000, or 1.7%, for the three months ended March 31, 2020, compared to the same period in 2019. Demand and savings deposits reprice in their entirety whenever the offering rates are changed, so with each successive rate drop in the first quarter of 2020, these deposits repriced lower. Interest rates on interest checking and money market accounts were decreased four times in March of 2020. For the three months ended March 31, 2020, the average balances of interest bearing demand deposits increased by $17.5 million, or 7.1%, over the same period in 2019, while the average balance of savings accounts increased by $14.4 million, or 7.1%.

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During the three months ended March 31, 2020, time deposit balances decreased compared to balances at March 31, 2019. The decrease can be attributed to the low rates paid on time deposits, which has caused the differential between time deposit rates and rates on non-maturity deposits to be minimal, as well as more competitive time deposit rates being offered by other financial institutions in the local market area. As a result, customers have elected to keep more of their funds in non-maturity deposits and less funds in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a more balanced deposit funding position and maintain a lower cost of funds. The Corporation did offer two odd-month CD specials during 2018 and 2019 that did impact interest expense paid on time deposits. For this reason, the Corporation’s interest expense on time deposits increased by $112,000, or 30.3%, for the first three months of 2020, compared to the same period in 2019 despite the decrease in average balance. This growth in interest expense was due to the higher promotional rates that were offered beginning in the fourth quarter of 2018. The average annualized interest rate paid on time deposits increased by 34 basis points for the three-month period when comparing both years. Management anticipates the interest expense on time deposits and annualized rate paid will begin to decline throughout the remainder of 2020 as these higher-priced time deposits mature and reprice at much lower levels or convert to non-maturity deposits.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. Average short-term advances of $1,806,000 were utilized in the three months ended March 31, 2020, while average short-term advances of $3,587,000 were utilized in the three months ended March 31, 2019. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. Average total borrowings increased by $10,323,000, or 14.4%, for the three months ended March 31, 2020, compared to the same period in 2019. Interest expense on borrowed funds increased $106,000, or 29.9%, for the three-month period when comparing 2020 to 2019, driven higher by $50,000 of FHLB interest prepayment penalties on the early payoff of several advances.

For the three months ended March 31, 2020, the net interest spread decreased by 18 basis points to 3.14%, compared to 3.32% for the three months ended March 31, 2019. The effect of non-interest bearing funds stayed the same at 27 basis points for both years. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. For example, if an interest checking account with $10,000 earns 1%, the benefit for $10,000 of non-interest bearing deposits is equivalent to $100; but if the interest-checking rate is increased to 1.50%, then the benefit of the non-interest bearing funds is $150. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the higher cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses (ALLL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ALLL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a provision expense of $350,000 for the three months ended March 31, 2020, compared to $180,000 for the three months ended March 31, 2019. The analysis of the ALLL takes into consideration, among other things, the following factors:

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

During the three months ended March 31, 2020, the Corporation recorded provision expense of $350,000 primarily due to a decline in economic conditions related to COVID-19 which caused an increase in the qualitative factors regarding outside market conditions. This increase in qualitative factors caused a higher required provision as credit losses may be incurred as businesses deal with the challenges presented by COVID-19 and the change in business practice.

As of March 31, 2020, total delinquencies represented 0.67% of total loans, compared to 0.59% as of March 31, 2019. These ratios are extremely low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The level of classified loans has increased from March 31, 2019 to March 31, 2020, from 13.5% of regulatory capital to 20.7% of regulatory capital. The delinquency and classified loan information is utilized in the quarterly ALLL calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. The level of actual charge-offs relative to the amount of recoveries can also have a significant impact on the provision. Management had minimal charge-offs and recoveries in the first three months of 2020.

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

In the first three months of 2020, qualitative factors were adjusted based on current information regarding delinquency, economic conditions, and other factors. Increases in qualitative factors were made across all loan pools related to national and local economic trends and conditions. This factor was increased by 5 or 10 basis points based on the loan pool. Other factors changed minimally for the first quarter.

Management also monitors the allowance as a percentage of total loans. The percentage of the allowance to total loans has increased since March 31, 2019, and remains higher than the Bank’s national peer group from the Uniform Bank Performance Reports. As of March 31, 2020, the allowance as a percentage of total loans was 1.28%, up from 1.25% at March 31, 2019, and December 31, 2019. Management continues to evaluate the ALLL in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the ALLL is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Other Income

Other income for the first quarter of 2020 was $2,767,000, an increase of $223,000, or 8.8%, compared to the $2,544,000 earned during the first quarter of 2019. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019
	$	$	$	%

Trust and investment services	622	537	85	15.8
Service charges on deposit accounts	315	322	(7)	(2.2)
Other service charges and fees	364	308	56	18.2
Commissions	686	655	31	4.7
Gains on securities transactions, net	282	81	201	248.1
Gains on equity securities, net	(230)	17	(247)	—
Gains on sale of mortgages	541	349	192	55.0
Earnings on bank owned life insurance	206	178	28	15.7
Other miscellaneous income	(19)	97	(116)	—

Total other income	2,767	2,544	223	8.8

Trust and investment services income increased $85,000, or 15.8%, for the three months ended March 31, 2020, compared to the same period last year. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the first quarter of 2020, traditional trust income increased by $16,000, or 4.3%, while income from alternative investments increased by $68,000, or 39.3%, compared to the first quarter of 2019. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there continues to be great need for retirement, estate, small business succession planning, and personal investment services in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Other service charges and fees increased by $56,000, or 18.2%, for the three months ended March 31, 2020, compared to the same period in 2019. The increase is primarily due to an increase in fees from a third party cash sweep program which resulted in higher income of $24,000, a 29.0% increase from the first quarter of 2019. In addition, account analysis fees increased by $12,000, or 36.8%, and loan modification fees increased by $14,000, or 189.7%, for the three months ended March 31, 2020, compared to the same period in the prior year. Various other fee income categories increased or decreased to lesser degrees making up the remainder of the variance compared to the prior year.

Commissions increased by $31,000, or 4.7%, for the three months ended March 31, 2020, compared to the same period in 2019. This was primarily caused by an increase in commissions from Banker’s Settlement Services, due to a higher volume of mortgage settlements in the first quarter of 2020 compared to the first quarter in the prior year. These commissions increased by $22,000, or 98.3% for this time period.

For the three months ended March 31, 2020, $52,000 of gains on debt and equity securities were recorded, compared to gains of $98,000 for the same period in 2019. Gains or losses on debt securities fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. Gains or losses on equity securities represent realized gains or losses on sales of bank stocks as well as unrealized gains or losses recorded in income. The Corporation’s bank stock portfolio had unrealized losses of $230,000 for the first quarter of 2020, partially offsetting the $282,000 of realized gains on the sale of debt securities. These unrealized losses were a result of the market conditions impacted by COVID-19 that resulted in a devaluation of bank stocks. The gains on debt securities recorded by the Corporation depend heavily on market pricing and the volume of security sales. Generally, the lower U.S. Treasury yields go, the more management will be motivated to pursue taking gains from the sale of securities. However, these market opportunities are evaluated subject to the Corporation’s other asset liability measurements and goals. The yield curve in the first three months of 2020 provided better opportunities to take gains out of the portfolio than during the first three months of 2019.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Gains on the sale of mortgages were $541,000 for the three-month period ended March 31, 2020, compared to $349,000 for the same period in 2019, a $192,000, or 55.0% increase. Mortgage activity was higher in the first three months of 2020 compared to the prior year, primarily as the result of lower long-term interest rates. In addition, the volatile rate environment caused by COVID-19 resulted in higher margins on loan sales. Management anticipates that gains throughout the remainder of 2020 may continue at a higher level compared to the prior year due to the favorable interest rate environment and optimal margins received on the mortgages that are being sold.

For the three months ended March 31, 2020, earnings on bank-owned life insurance (BOLI) increased by $28,000, or 15.7%, compared to the same period in 2019. This higher income was a result of the returns on the policies being higher than the prior year. The amount of BOLI income is generally dependent upon the actual return of the policies, the insurance cost components, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses.

The miscellaneous income category decreased by $116,000, or 119.6%, for the three months ended March 31, 2020, compared to the same period in 2019. The primary reason for the year-to-date decrease in miscellaneous income was a decrease in net mortgage servicing income which declined by $136,000 in 2020 compared to 2019, due to the interest rate environment that resulted in faster amortization of existing mortgage servicing assets and lower values of new mortgage servicing assets.

Operating Expenses

Operating expenses for the first quarter of 2020 were $9,110,000, an increase of $828,000, or 10.0%, compared to the $8,282,000 for the first quarter of 2019. The following table provides details of the Corporation’s operating expenses for the three-month period ended March 31, 2020, compared to the same period in 2019.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	5,696	5,188	508	9.8
Occupancy expenses	591	630	(39)	(6.2)
Equipment expenses	290	287	3	1.0
Advertising & marketing expenses	274	250	24	9.6
Computer software & data processing expenses	706	658	48	7.3
Bank shares tax	239	233	6	2.6
Professional services	623	475	148	31.2
Other operating expenses	691	561	130	23.2
Total Operating Expenses	9,110	8,282	828	10.0

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise approximately 63% of the Corporation’s total operating expenses. For the three months ended March 31, 2020, salaries and benefits increased $508,000, or 9.8%, from the same period in 2019. Salaries increased by $396,000, or 10.6%, and employee benefits increased by $112,000, or 7.7%, for the three months ended March 31, 2020, compared to the same period in 2019. Salary costs were higher due to a performance bonus paid out in the first quarter of 2020 that amounted to approximately $205,000. In addition to this, salaries increased as a result of new positions and normal merit and cost of living increases. Excluding the performance bonus, salaries and employee benefits would have increased by $303,000, or 5.8%. Employee benefits expense was at a higher level for the quarter-to-date period in 2020 due to higher health insurance costs which increased by $166,000, or 23.6%, for the three months ended March 31, 2020, compared to the same period in 2019.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Occupancy expenses decreased $39,000, or 6.2%, for the three months ended March 31, 2020, compared to the same period in the prior year. Snow removal costs decreased by $41,000, or 74.0%, for the first quarter of 2020 compared to the prior year. Various other occupancy expense categories increased or decreased by smaller amounts making up the remainder of the quarter-to-date variance.

Advertising and marketing expenses increased by $24,000, or 9.6%, for the three months ended March 31, 2020, compared to the same period in 2019. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses increased by $17,000, or 11.3%, for the quarter-to-date period, compared to the same period in the prior year. Public relations expenses increased by $7,000, or 7.3%, for the three months ended March 31, 2020, compared to the same period in 2019. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is highly dependent upon the execution of those strategies.

Computer software and data processing expenses increased by $48,000, or 7.3%, for the first quarter of 2020 compared to 2019. Software-related expenses were up by $24,000, or 6.1%, for the three months ended March 31, 2020, compared to the same period in the prior year. The increases were primarily because of increased amortization on existing software as well as purchases of new software platforms to support the strategic initiatives of the Corporation. Software expenses are likely to continue to increase in 2020, but the actual increase will be dependent on how quickly new software platforms are identified, analyzed, approved and placed into service. Data processing fees were up $25,000, or 9.2%, for the three months ended March 31, 2020, compared to the same period in 2019. These fees are likely to increase throughout the remainder of 2020 as data processing fees increase with the increase in customer transactions.

Professional services expense increased $148,000, or 31.2%, for the three-month period ended March 31, 2020, compared to the same period in 2019. These services include accounting and auditing fees, legal fees, and fees for other third-party services. Other outside service fees increased by $109,000, or 52.5%, for the three months ended March 31, 2020, compared to the same period in 2019. This was caused primarily by implementation and setup fees related to a consumer loan platform. Trust department processing fees were higher by $14,000, or 48.3%, for the three months ended March 31, 2020, compared to the same period in 2019. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Other operating expenses increased by $130,000, or 23.2%, for the first quarter of 2020 compared to the first quarter of 2019. Contributing to this increase, fraud-related charge-offs were up by $104,000, for the three months ended March 31, 2020, compared to the same period in the prior year and operating supplies costs increased by $35,000, or 52.0%, for the same time period. Several other operating expense categories increased or decreased by smaller amounts making up the remainder of this variance.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Income Taxes

For the three months ended March 31, 2020, the Corporation recorded Federal income tax expense of $358,000, compared to $462,000 for the three months ended March 31, 2019. The effective tax rate for the Corporation was 14.2% for the three months ended March 31, 2020, compared to 15.1% for the same period in 2019. The Corporation’s effective tax rate has historically been maintained at low levels primarily due to a relatively high level of tax-free municipal bonds held in the securities portfolio. The fluctuation of the effective tax rate will occur as a result of total tax-free revenue as a percentage of total revenue. The lower effective tax rate for the year-to-date period in 2020 was primarily caused by the lower income before taxes.

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

The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation’s Holding Company has very limited taxable corporate net income activities. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is subject to Pennsylvania Bank Shares Tax. Like Federal Corporate income tax, the Pennsylvania Bank Shares Tax is a significant expense for the Corporation, amounting to $239,000 in the first three months of 2020 compared to $233,000 in 2019. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of March 31, 2020, the Corporation had $327.2 million of securities available for sale, which accounted for 27.8% of assets, compared to 26.9% as of December 31, 2019, and 26.7% as of March 31, 2019. Based on ending balances, the securities portfolio increased 10.1% from March 31, 2019, and 3.9% from December 31, 2019.

The securities portfolio was showing a net unrealized gain of $1,396,000 as of March 31, 2020, compared to an unrealized gain of $2,027,000 as of December 31, 2019, and an unrealized loss of $4,037,000 as of March 31, 2019. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates. The 10-year U.S. Treasury yield was 2.41% as of March 31, 2019, 1.92% as of December 31, 2019, and 0.70% as of March 31, 2020. The lower Treasury rates have caused an increase in market valuation, which has resulted in the unrealized gains recorded at March 31, 2020 and December 31, 2019, compared to losses recorded at March 31, 2019. However, relative to the US Treasury rate changes that took place during the first quarter of 2020, especially in March, the market pricing became very volatile with weaker pricing for securities. This caused the lower valuation as of March 31, 2020 than December 31, 2019, despite US Treasury rates being significantly lower. Additionally, with the Federal Reserve’s sudden overnight rate decreases in March of 2020, the variable rate portion of the Corporation’s security portfolio lost market value due to the market’s recognition that these instruments would yield materially less going forward.

The table below summarizes the Corporation’s amortized cost, unrealized gain or loss position, and fair value for each sector of the securities portfolio for the periods ended March 31, 2020, December 31, 2019, and March 31, 2019.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
March 31, 2020
U.S. government agencies	10,378	150	10,528
U.S. agency mortgage-backed securities	60,464	1,052	61,516
U.S. agency collateralized mortgage obligations	55,834	787	56,621
Asset-backed securities	28,969	(1,854)	27,115
Corporate bonds	64,429	(1,623)	62,806
Obligations of states and political subdivisions	99,098	2,884	101,982
Total debt securities, available for sale	319,172	1,396	320,568
Equity securities	6,847	(207)	6,640
Total securities	326,019	1,189	327,208

December 31, 2019
U.S. government agencies	32,621	3	32,624
U.S. agency mortgage-backed securities	48,859	(233)	48,626
U.S. agency collateralized mortgage obligations	60,124	129	60,253
Asset-backed securities	23,646	(384)	23,262
Corporate bonds	54,604	276	54,880
Obligations of states and political subdivisions	86,216	2,236	88,452
Total debt securities	306,070	2,027	308,097
Equity securities	6,685	23	6,708
Total securities	312,755	2,050	314,805

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
March 31, 2019
U.S. government agencies	33,026	(605)	32,421
U.S. agency mortgage-backed securities	44,431	(1,332)	43,099
U.S. agency collateralized mortgage obligations	53,859	(942)	52,917
Asset-backed securities	11,400	(81)	11,319
Corporate bonds	60,973	(823)	60,150
Obligations of states and political subdivisions	91,534	(254)	91,280
Total debt securities	295,223	(4,037)	291,186
Equity securities	6,126	(45)	6,081
Total securities available for sale	301,349	(4,082)	297,267

Interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income securities portfolio. There are also a number of other market factors that impact bond prices. During the second half of 2019, the Federal Reserve decreased short-term rates three times for a total of 75 basis points, and during the first quarter of 2020, the Federal Reserve decreased short-term rates two times for a total of 150 basis points. Market conditions in the first quarter of 2020 were very unpredictable and fast changing due to start of COVID-19 and the declaration of a global pandemic on March 11, 2020. The Fed’s reduction of interest rates was in response to this pandemic and caused short-term and long-term Treasury rates to decline at a rapid pace to reach all-time lows. This pandemic had far-reaching impacts on local, national, and global economies and supply chains and caused and negatively affected market pricing resulting in lower unrealized gains on the securities portfolio despite lower Treasury rates at March 31, 2020, compared to December 31, 2019. The 10-year U.S. Treasury reached a low of 0.54% on March 9, 2020, compared to a first quarter 2020 high of 1.88% to start the year. The COVID-19 pandemic continues to have significant impacts on rates and the economy and management believes this will continue throughout 2020 resulting in these very low rates for the remainder of the year. Beyond interest rate movements, there are also a number of other factors that influence bond pricing including regulatory changes, financial performance of issuers, changes to credit rating of insurers of bonds, changes in market perception of certain classes of securities, and many more. Management monitors the changes in interest rates and other market influences to assist in management of the securities portfolio.

Any material increase in market interest rates would have a negative impact on the market value of the Corporation’s fixed income debt securities. As of March 31, 2020, approximately 80% of the Corporation’s debt securities were fixed rate securities with the other 20% variable rate. The variable rate instruments generally experience very little impact to valuation based on a change in rates because they trade on a spread over overnight rates such as Libor. However, with the Federal Reserve drastically reducing the Federal Funds rate by 1.50% in March to 0.25% it caused the market to view floating rate bonds differently, as the new effective yields on those securities would be significantly reduced upon the next rate reset. Whereas fixed rate securities without call options could maintain their effective yield in a new bond market with sharply lower yields. Therefore, the valuation of the fixed rate securities held up better when the securities portfolio was valued for March 31, 2020. Generally the longer the bond and the longer the call protection, the better the bond did in terms of valuation. The municipal bond sector is the largest of the portfolio and, as a result, management will closely monitor the 10-year U.S. Treasury yield due to its impact on these securities. The other sectors of the portfolio have shorter lives and duration and would be more influenced by the 2-year and 5-year U.S. Treasury rates. It is anticipated that the current unrealized gains could improve even further if market rates remain stagnant or decrease during the remainder of the year.

The Corporation’s effective duration remained stable in the first quarter of 2020, at 2.2, the same level as December 31, 2019. Effective duration is a measurement of the length of the securities portfolio with a higher level indicating more length and more exposure to an increase in interest rates. The securities portfolio base case effective duration was 2.7 as of March 31, 2019, and decreased to 2.2 as of September 30, 2019, and has remained at that level since. Duration is expected to remain stable or increase slightly throughout the remainder of 2020. The Corporation was able to reduce effective duration by purchasing more variable rate securities throughout 2018 and 2019. Additionally, with declining rates, pass-through structures of MBS and CMO instruments typically shorten in duration as principal payments increase.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Management’s actions to maintain reasonable effective duration of the securities portfolio are part of a broader asset liability plan to continually work to mitigate future interest rate risk and fair value risk to the Corporation. Part of that strategy is to retain higher levels of cash and cash equivalents to increase liquidity and provide an immediate hedge against higher interest rates and fair value risk. However, despite taking actions to mitigate the Corporation’s future risk, these risks are inherent to the banking model. Unrealized gains and losses on securities will vary significantly according to market forces. Management’s focus will continue to be on the long-term performance of these securities. While management has and will continue to take gains from the portfolio when opportunities exist, the broader securities strategy remains to buy and hold debt securities until maturity. Because market interest rates were declining rapidly in the first three months of 2020, there was some opportunity to realize gains from the sales of securities. As a result, gains from the sales of debt securities were up for the three months ended March 31, 2020, compared to the prior year’s period.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed and variable rate bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book and fair market value of $6.1 million. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price. The Corporation also has a small portfolio of bank stocks with a book value of $734,000 and fair market value of $527,000 as of March 31, 2020. The fair value of the bank stocks was significantly impacted by the COVID-19 pandemic and the drastic devaluation of bank stocks during this time. The equity holdings make up 2.0% of the Corporation’s securities available for sale.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending
	March 31, 2020		December 31, 2019		March 31, 2019
	$	%	$	%	$	%

U.S. government agencies	10,528	3.2	32,624	10.5	32,421	10.9
U.S. agency mortgage-backed securities	61,516	18.8	48,626	15.4	43,099	14.5
U.S. agency collateralized mortgage obligations	56,621	17.3	60,253	19.1	52,917	17.8
Asset-backed securities	27,115	8.3	23,262	7.4	11,319	3.8
Corporate debt securities	62,806	19.2	54,880	17.4	60,150	20.2
Obligations of states and political subdivisions	101,982	31.2	88,452	28.1	91,280	30.7
Total debt securities, available for sale	320,568	98.0	308,097	97.9	291,186	97.9

Marketable equity securities (a)	6,640	2.0	6,708	2.1	6,081	2.1

Total securities	327,208	100.0	314,805	100.0	297,267	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	credit risk of each instrument and risk-based capital considerations
•	Federal income tax considerations with regard to obligations of tax-free states and political subdivisions.

The Corporation’s U.S. government agency sector decreased by $21.9 million, or 67.5%, since March 31, 2019, with the weighting decreased from 10.9% of the portfolio to 3.2%. In the past, management’s goal was to maintain agency securities at approximately 10% of the securities portfolio. In the current rate environment, management is comfortable maintaining agencies below this level. With the drastic decline in market rates throughout the first quarter of 2020, many U.S. agency securities were called and a number of others were sold during the three months ended March 31, 2020. In the past, this sector was important in maintaining adequate risk weightings of the portfolio and to ensure sufficient U.S. government securities for pledging purposes, but management has been utilizing both mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs) to do the same. Management has increased the allocations of both MBS and CMOs since March 31, 2019, MBS to a greater degree. Next to U.S. Treasuries, U.S. agencies are viewed as the safest securities and are considered by management as a foundational component of the portfolio.

The Corporation’s U.S. agency MBS and CMO sectors have increased since March 31, 2019, with MBS increasing $18.4 million, or 42.7%, and CMOs increasing $3.7 million, or 7.0%. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow of approximately $2.0 - $2.5 million per month. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS and CMO securities is reasonably stable and as a group is material, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Asset-backed securities increased by $15.8 million, or 139.6%, from March 31, 2019 to March 31, 2020. These securities are floating rate student loan pools which are instruments that will perform well in a rates-up environment and offset the interest rate risk of the longer fixed-rate municipal bonds. These securities provide a variable rate return materially above the overnight Federal funds rate in a safe investment with a risk rating very similar to that of U.S. Agency bonds. The asset-backed securities generally provide monthly principal and interest payments to complement the Corporation’s ongoing cash flow.

As of March 31, 2020, the fair value of the Corporation’s corporate bonds increased by $2.7 million, or 4.4%, from balances at March 31, 2019. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, are tax-free and taxable securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. However, due to the decrease in the Federal tax rate as enacted by the Tax Cuts and Jobs Act, municipal yields do not outperform the other segments of the securities portfolio to the same degree as years prior to 2018. Municipal securities were purchased throughout the first quarter of 2020 due to market conditions that led to favorable yields on some instruments. The Corporation also began purchasing some taxable municipal securities that added to the value of this sector. Due to these purchases, the fair market value of municipal holdings has increased by $10.7 million, or 11.7%, from March 31, 2019 to March 31, 2020. Municipal bonds represented 31.2% of the securities portfolio as of March 31, 2020, compared to 30.7% as of March 31, 2019. The Corporation’s investment policy limits municipal holdings to 125% of Tier 2 capital. As of March 31, 2020, municipal holdings amounted to 79% of Tier 2 capital.

By policy, management is to identify and recommend whether to hold or sell securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase, or below investment grade. Management monitors the security ratings on a monthly basis and reviews quarterly with the Board of Directors. Management, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines or below investment grade based on the expectation of recovery of market value or improved performance. At this time management has elected, and the Board has approved, holding all securities that have fallen below initial policy guidelines. As of March 31, 2020, no securities have fallen below investment grade.

As of March 31, 2020, 26 of the 36 corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 95.9% of book value, with the vast majority of these unrealized losses on variable rate corporate bonds where valuation was impacted by the sudden March 2020 overnight rate decreases. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of March 31, 2020, all but two of the corporate bonds had at least one A3 or A- rating by one of the two predominate credit rating services, Moody’s and S&P. These two corporate bonds were from the same issuer and had a total book value of $3.0 million, and did not have an A3 or A- rating as of March 31, 2020. These bonds were rated Moody’s Baa1 and S&P BBB+, which are two levels above the minimum required to be considered investment grade. Management conducts ongoing monitoring of these bonds and has chosen to continue to hold these bonds with Board approval. In addition, there are fifteen corporate bond instruments that have split ratings with the highest rating within the Corporation’s initial purchase policy guidelines and the lower rating outside of management guidelines, but all are still investment grade. The fifteen bonds have a book value of $24.4 million with a $809,000 unrealized loss as of March 31, 2020. Management conducts ongoing monitoring of these bonds with the Board approving holding these securities on a quarterly basis. Currently, there are no indications that any of these bonds would discontinue contractual payments.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s investment policy requires that municipal bonds not carrying any insurance coverage have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of March 31, 2020, no municipal bonds carried a credit rating under these levels.

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

Loans

Net loans outstanding increased by 7.6%, to $754.3 million at March 31, 2020, from $701.2 million at March 31, 2019. Net loans increased by 1.4%, an annualized rate of 5.5%, from $744.2 million at December 31, 2019. The following table shows the composition of the loan portfolio as of March 31, 2020, December 31, 2019, and March 31, 2019.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	March 31		December 31,		March 31
	2020		2019		2019
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	120,080	15.7	120,212	16.0	104,041	14.7
Agriculture mortgages	177,368	23.3	175,367	23.3	166,950	23.5
Construction	18,778	2.5	16,209	2.2	18,302	2.6
Total commercial real estate	316,226	41.5	311,788	41.5	289,293	40.8

Consumer real estate (a)
1-4 family residential mortgages	259,937	34.1	258,676	34.4	231,538	32.7
Home equity loans	10,741	1.4	9,770	1.3	10,011	1.4
Home equity lines of credit	68,633	9.0	70,809	9.4	64,408	9.1
Total consumer real estate	339,311	44.5	339,255	45.1	305,957	43.2

Commercial and industrial
Commercial and industrial	63,670	8.4	58,019	7.7	60,893	8.6
Tax-free loans	16,582	2.2	16,388	2.2	22,031	3.1
Agriculture loans	20,733	2.7	20,804	2.8	21,627	3.1
Total commercial and industrial	100,985	13.3	95,211	12.7	104,551	14.8

Consumer	5,557	0.7	5,416	0.7	8,713	1.2

Total loans	762,079	100.0	751,670	100.0	708,514	100.0
Less:
Deferred loan fees (costs), net	(2,041)		(1,948)		(1,621)
Allowance for loan losses	9,803		9,447		8,886
Total net loans	754,317		744,171		701,249

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $162,246,000 as of March 31, 2020, $154,577,000 as of December 31, 2019, and $131,584,000 as of March 31, 2019.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

There was significant growth in the loan portfolio since March 31, 2019, and December 31, 2019. Most major loan categories showed an increase in balances from both time periods. Loan growth was significant in 2019 and continued with moderate growth in the first three months of 2020.

The consumer residential real estate category represents the largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $306.0 million on March 31, 2019, to $339.3 million on March 31, 2020, a 10.9% increase. This category includes closed-end fixed rate or adjustable-rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged close to 40% of total loans. As of March 31, 2019, this percentage was 43.2%, and as of March 31, 2020, it increased to 44.5%. Management expects the consumer residential real estate category to increase at a similar pace throughout the remainder of 2020 due to a continued effort to increase mortgage volume, aided by lower interest rates, which should continue to motivate home buyers and those refinancing. Although economic conditions for consumers have deteriorated with the COVID-19 pandemic, increased unemployment, and decreased consumer spending, the mortgage market continues to remain relatively strong as consumer refinance existing debt to lower rates. Market conditions have been changing rapidly throughout the first quarter of 2020 and the rest of the year is unpredictable, but management would expect mortgage volume to continue at fairly high levels.

The first lien 1-4 family mortgages increased by $28.4 million, or 12.3%, from March 31, 2019, to March 31, 2020. These first lien 1-4 family loans made up 76% of the residential real estate total as of March 31, 2019, and 77% as of March 31, 2020. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. In the first quarter of 2020, mortgage production decreased 8% over the previous quarter, but was up 20% over the first quarter of 2019.  Purchase money origination constituted 63% of the Corporation’s mortgage originations for the quarter, with construction-only and construction-permanent loans making up 49% of that mix.  With heavier than normal refinance activity, the percentage of mortgage originations going in the Corporation’s held for investment mortgage portfolio declined with more customers opting for held-for-sale fixed rate products.  In the first quarter of 2020, 52% of all mortgage originations were held in the mortgage portfolio, 57% of which were adjustable rate mortgages.  As of March 31, 2020, ARM balances were $128.8 million, representing 50% of the 1-4 family residential loan portfolio of the Corporation.  The ARM product is beneficial to the Corporation as it limits the interest rate risk to a much shorter time period.  Market conditions yielded a double-edge sword for the mortgage division; low rates continued to drive overall strong production volume and the gains on the sale of mortgages remained consistent quarter-over-quarter.  However, the sharp decline in interest rates resulted in much higher mortgage servicing asset amortization.

As of March 31, 2020, the remainder of the residential real estate loans consisted of $10.7 million of fixed rate junior lien home equity loans, and $68.6 million of variable rate home equity lines of credit (HELOCs). This compares to $10.0 million of fixed rate junior lien home equity loans, and $64.4 million of HELOCs as of March 31, 2019. Therefore, combined, these two types of home equity loans increased from $74.4 million to $79.3 million, an increase of 6.6%. The majority of borrowers had been choosing variable rate HELOC loans throughout 2019 particularly after the Federal Reserve lowered rates three times in the second half of the year. With the further rate declines in the first quarter of 2020, management expects HELOC activity to increase with customers choosing variable rate product over fixed rate product until rates begin to increase again.

Commercial real estate makes up of 41.5% of total loans as of March 31, 2020, compared to 40.8% of total loans as of March 31, 2019. Within the commercial real estate segment there has been an increase in agricultural mortgages and commercial mortgages over the past year, with construction based mortgages remaining stable. Agricultural mortgages increased $10.4 million, or 6.2%, from $167.0 million as of March 31, 2019, to $177.4 million as of March 31, 2020. The increase in agricultural mortgages was caused by an increase in the pipeline of agricultural projects throughout 2019. These loans are now closing as some farmers are moving ahead with projects that may have been on hold for a period of time. Dairy lending remains constrained with milk prices at three-year lows and it does not appear pricing will improve materially in the immediate future. There have been overcapacity issues with some consolidation of the area’s larger milk producers. Several dairy farmers have left the industry or are in the process of doing so. Approximately 45% of the Corporation’s agricultural purpose loans support dairy operations while another 25% are either broiler or egg producers. Management believes the level of agricultural mortgages will steadily increase aided by the Corporation’s renewed focus on the agricultural community and a full staff ready to meet agriculture lending needs, but challenged by the declining economic conditions for farmers in the local market area.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Commercial mortgages increased $16.0 million, or 15.4%, from balances at March 31, 2019. Commercial mortgages as a percentage of the total loan portfolio increased to 15.7% as of March 31, 2020, compared to 14.7% at March 31, 2019. New loan production in this segment is currently outpacing normal principal payments, pay downs, and payoffs. The commercial real estate market environment is showing slow growth in the Corporation’s market area but more competition is vying for this business. Management expects commercial real estate loans to remain stable as a percentage of the Corporation’s loans for the remainder of 2020.

The Corporation’s commercial construction loan balances increased by $0.5 million, or 2.6%, from March 31, 2019 to March 31, 2020. Management was experiencing some demand for smaller residential builds like construction on existing lots but no new large scale projects. Commercial construction loans were 2.6% of the total loan portfolio as of March 31, 2019, compared to 2.5% as of March 31, 2020.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 13.3% of total loans as of March 31, 2020, compared to 14.8% as of March 31, 2019. In scope, the commercial and industrial loan sector, at 13.3% of total loans, is significantly smaller than the commercial real estate sector at 41.5% of total loans. This is consistent with management’s credit preference for obtaining real estate collateral when making commercial loans. The balance of total commercial and industrial loans decreased from $104.6 million at March 31, 2019, to $101.0 million at March 31, 2020, a 3.4% decrease. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. Based on current levels of demand for these types of loans and the uncertainty of economic conditions that will impact commercial and industrial lending, management anticipates that these loans could experience a decline in the remainder of 2020.

The Corporation provides credit to many small and medium-sized businesses. Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees. Commercial and industrial loans increased to $63.7 million at March 31, 2020, a $2.8 million, or 4.6% increase, from the $60.9 million at March 31, 2019. The tax-free loans declined by $5.4 million, or 24.7%, from balances at March 31, 2019, and the commercial and industrial agricultural loans declined by $0.9 million, or 4.1%.

The consumer loan portfolio decreased to $5.6 million at March 31, 2020, from $8.7 million at March 31, 2019. Consumer loans made up 0.7% of total loans on March 31 2020, and 1.2% on March 31, 2019. The decrease in consumer loans since March 31, 2019, was primarily due to a large-balance consumer purpose loan made to a high net worth customer that was paid off in the third quarter of 2019. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans that are generally unsecured. Slightly higher demand for unsecured credit is being outpaced by principal payments on existing loans resulting in the decrease in balances. Management anticipates that the Corporation’s level of consumer loans will likely remain stable as a percentage of the portfolio, as the need for additional unsecured credit is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2020	2019	2019
	$	$	$

Nonaccrual loans	1,953	1,984	1,819
Loans past due 90 days or more and still accruing	146	821	262
Troubled debt restructurings	1,117	1,157	—
Total non-performing loans	3,216	3,962	2,081

Other real estate owned	—	—	—

Total non-performing assets	3,216	3,962	2,081

Non-performing assets to net loans	0.43%	0.53%	0.30%

The total balance of non-performing assets increased by $1.1 million, or 54.5%, from March 31, 2019 to March 31, 2020, but declined by $0.7 million, or 18.8%, from balances at December 31, 2019. The increase from the prior year was primarily due to higher levels of troubled debt restructurings (TDRs). Non-accrual loans increased minimally, by $134,000, or 7.4%, since March 31, 2019, and loans past due 90 days or more and still accruing were down slightly from the prior year period, and down more significantly, by $675,000, or 82.2% since December 31, 2019. There were two non-performing TDR loans as of March 31, 2020. The first, an agriculture mortgage of $677,000 had cash flow difficulties and a modification in payment terms was made to allow annual interest and principal payments. The second TDR loan was a $439,000 real estate secured loan with a payment modification made in the form of granting a nine-month interest-only payment. This second TDR loan was both non-accrual and TDR. For this above non-performing chart, the $439,000 real estate loan is listed under TDR loans. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender.

Management continues to monitor delinquency trends and the level of non-performing loans closely. At this time, management believes that the potential for material losses related to non-performing loans is increasing with the level of delinquencies slightly higher than those experienced in 2019.

There was no other real estate owned (OREO) as of March 31, 2020, December 31, 2019, or March 31, 2019.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the three-month periods ended March 31, 2020 and March 31, 2019. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31
	2020	2019
	$	$

Balance at January 1,	9,447	8,666
Loans charged off:
Real estate	—	—
Commercial and industrial	—	—
Consumer	6	17
Total charged off	6	17

Recoveries of loans previously charged off:
Real estate	(11)	(44)
Commercial and industrial	(1)	(13)
Consumer	—	—
Total recovered	(12)	(57)
Net loans recovered	(6)	(40)

Provision charged to operating expense	350	180

Balance at March 31,	9,803	8,886

Net charge-offs as a % of average total loans outstanding	0.00%	0.01%

Allowance at end of period as a % of total loans	1.28%	1.25%

Charge-offs for the three months ended March 31, 2020, were $6,000, compared to $17,000 for the same period in 2019. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first three months of 2020 and 2019, the Corporation charged off several smaller amounts related to consumer loans. Recoveries were lower in the first three months of 2020 as the Corporation recovered a larger amount related to a real estate borrower in 2019 with only small amounts recovered in the first quarter of 2020.

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

The Corporation’s level of classified loans was $25.8 million on March 31, 2020, compared to $15.9 million on March 31, 2019. Total classified loans increased during 2019 and through the first quarter of 2020 primarily related to the downgrade of several agricultural customers. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. There was $114,000 of specifically allocated allowance against the classified loans as of March 31, 2020, $189,000 of specific allocation as of December 31, 2019, and $113,000 of specific allocation as of March 31, 2019. Typically, as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation continues to experience low net charge-off percentages due to strong credit practices. Management continually monitors delinquencies, classified loans, and non-performing loans closely in regard to how they may impact charge-offs in the future. The actual charge-offs have been running at low levels, and management expects this to continue through the remainder of 2020. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

The allowance as a percentage of total loans was 1.28% as of March 31, 2020, and 1.25% as of December 31, 2019, and March 31, 2019. Management anticipates that the allowance percentage will remain fairly stable during the remainder of 2020, as the allowance balance is increased with additional provision expense to account for loan growth throughout the year. It is typical for the allowance for loan losses to contain a small amount of excess reserves. Over the long term, management targets and excess reserve at approximately 5% knowing that the reserve can fluctuate. The excess reserve stood at 0.6% as of March 31, 2020, as the Corporation actively increased the allowance related to specific economic factors that caused the unallocated balance to decline. Management would anticipate that this unallocated portion of the allowance will increase throughout the remainder of 2020.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $0.4 million, or 1.6%, to $25.0 million as of March 31, 2020, from $25.4 million as of March 31, 2019. As of March 31, 2020, $239,000 was classified as construction in process compared to $72,000 as of March 31, 2019. Fixed assets declined as a result of depreciation outpacing new purchases in 2020.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $7.2 million of regulatory stock holdings as of March 31, 2020, consisted of $7.0 million of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding FHLB borrowings and mortgage activity. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $7.0 million on March 31, 2020, $7.1 million on December 31, 2019, and $6.5 million on March 31, 2019, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

The 2020 first quarter dividend declaration made on FHLB stock by FHLB of Pittsburgh was at a 7.75% annualized yield on activity stock and 4.50% annualized yield on membership stock. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB.

Deposits

The Corporation’s total ending deposits at March 31, 2020, increased by $8.8 million, or 0.9%, and by $53.1 million, or 5.7%, from December 31, 2019, and March 31, 2019, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity markets continued to lead customers to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since March 31, 2019, with the changes being a $34.8 million, or 10.6% increase in non-interest bearing demand deposit accounts, a $7.3 million, or 34.6% increase in interest bearing demand balances, a $5.8 million, or 6.5% increase in NOW balances, a $9.6 million, or 6.4% decrease in money market account balances, a $19.2 million, or 9.4% increase in savings account balances, a $1.9 million, or 1.4% decrease in time deposit balances, and a $2.5 million, or 100.0% decrease in brokered CD balances.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The growth across most categories of core deposit accounts is a direct result of the opening of new branch offices as well as the expansion of business at existing branch offices. The Corporation has gained many new customers as a result of being a long-standing safe community bank known for offering understandable financial products and services with lower fees. With the decrease in rates that occurred during the first quarter of 2020, customer deposits increased with few options in the market to earn a return. Customers view demand deposit, money market and savings accounts as the safest, most convenient place to maintain funds for maximum flexibility. Management believes deposit balances will grow through the remainder of 2020 with many variables impacting economic activity.

The Deposits by Major Classification table, shown below, provides the balances of each category for March 31, 2020, December 31, 2019, and March 31, 2019.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2020	2019	2019
	$	$	$

Non-interest bearing demand	363,766	363,857	329,007
Interest bearing demand	28,479	25,171	21,165
NOW accounts	95,604	96,941	89,800
Money market deposit accounts	140,781	141,649	150,388
Savings accounts	222,241	211,285	203,084
Time deposits	131,981	135,185	133,857
Brokered time deposits	—	—	2,500
Total deposits	982,852	974,088	929,801

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of March 31, 2020, time deposit balances, excluding brokered deposits, had decreased $1.9 million, or 1.4%, from March 31, 2019, and $3.2 million, or 2.4%, from December 31, 2019. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With the Federal Reserve rate decreases in 2019 and the first quarter of 2020, there is minimal differences between shorter term CD rates and interest bearing non-maturity deposits, influencing customers to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas.

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

Borrowings

Total borrowings were $75.0 million, $78.1 million, and $72.5 million as of March 31, 2020, December 31, 2019, and March 31, 2019, respectively. Of these amounts, $3.5 million and $0.2 million reflect short-term funds as of March 31, 2020 and December 31, 2019, respectively, with no short-term funds outstanding as of March 31, 2019. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $71.5 million as of March 31, 2020, $77.9 million as of December 31, 2019, and $72.5 million as of March 31, 2019. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances at March 31, 2020, December 31, 2019, and March 31, 2019. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances typically at rate savings. With the declining rates throughout the first quarter of 2020, management took advantage of the environment and prepaid $10.1 million of FHLB long-term advances for a total penalty amount of $50,000 and initiated newer advances at lower rates. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of March 31, 2020, the Corporation was significantly under this policy guideline at 6.4% of asset size with $75.0 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of March 31, 2020, the Corporation was significantly under this policy guideline at 64.4% of capital with $75.0 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings well within these policy guidelines throughout all of 2019 and through the first three months of 2020.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $466.0 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of March 31, 2020	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	14.3%	8.0%	10.0%
Bank	14.2%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.1%	6.0%	8.0%
Bank	13.0%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.1%	4.5%	6.5%
Bank	13.0%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	9.9%	4.0%	5.0%
Bank	9.8%	4.0%	5.0%

As of December 31, 2019
Total Capital to Risk-Weighted Assets
Consolidated	14.5%	8.0%	10.0%
Bank	14.4%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	13.4%	6.0%	8.0%
Bank	13.2%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	13.4%	4.5%	6.5%
Bank	13.2%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	9.9%	4.0%	5.0%
Bank	9.8%	4.0%	5.0%

As of March 31, 2019
Total Capital to Risk-Weighted Assets
Consolidated	14.4%	8.0%	10.0%
Bank	14.3%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.3%	6.0%	8.0%
Bank	13.2%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.3%	4.5%	6.5%
Bank	13.2%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.0%	4.0%	5.0%
Bank	9.9%	4.0%	5.0%

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s dividends per share for the three months ended March 31, 2020, were $0.16, a 6.7% increase from the $0.15 paid out in the first three months of 2019. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier I capital to average assets between 9.5% and 12.0%. The Corporation’s current tier I capital ratio is 9.9%. As a secondary measurement, the capital plan also targets a long-term dividend payout ratio in the range of 30% to 45%. This ratio will vary according to income, but over the long term, the Corporation’s goal is to maintain and target a payout ratio within this range. For the three months ended March 31, 2020, the payout ratio was 42.1%. Management’s goal is to maintain all regulatory capital ratios at current levels. Future dividend payout ratios are dependent on the future level of earnings and other factors that impact the level of capital.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of March 31, 2020, the Corporation showed an unrealized gain, net of tax, of $1,103,000, compared to an unrealized gain of $1,600,000 at December 31, 2019, and an unrealized loss of $3,189,000 as of March 31, 2019. These unrealized gains and losses, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. No impairment was recorded in the three months ended March 31, 2020, or in the same prior year period. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

March 31,
2020
$
Commitments to extend credit:
Revolving home equity	107,169
Construction loans	24,911
Real estate loans	72,133
Business loans	135,172
Consumer loans	1,136
Other	4,849
Standby letters of credit	8,714

Total	354,084

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. As of March 31, 2020, the one-year, gap ratio was within corporate guidelines, but the six-month, three-year and five-year gap ratios were higher than corporate policy guidelines, due to a larger amount of loans and securities now maturing in less than five years. The six-month gap ratio was 166.1%, compared to an upper policy guideline of 155%; the one-year gap ratio was 135.8%, compared to an upper policy guideline of 140%; the three-year gap ratio was 153.7%, compared to an upper guideline of 125%; and the five-year gap ratio was 142.2%, compared to an upper policy guideline of 115%. The results show asset sensitivity. In a rising interest rate cycle with the likelihood of higher rates, higher gap ratios would be more beneficial to the Corporation. However, in a declining rate environment, being asset sensitive is unfavorable. Even though the Corporation shows asset sensitivity above policy guidelines for the longer-term gap measurements, it is likely we would be back in a rising rate environment for those longer three and five-year periods and having asset sensitivity would be beneficial in that case. The current asset sensitivity of the Corporation’s balance sheet does negatively impact performance in current rates-down interest rate scenario as there are more assets repricing to lower rates than liabilities. This asset sensitivity will be beneficial in the next rates-up cycle. Management will continue to monitor and manage the length of the balance sheet in order to sustain reasonable asset yields in a declining rate environment while still positioning for a likely rising rate environment out in the future.

Index

ENB FINANCIAL CORP

Gap ratios have been increasing for the Corporation throughout 2019 and into 2020. The Corporation’s assets are moderately long, but the length of the securities portfolio and the loan portfolio is more than offset by the length of the Corporation’s core deposit liabilities in conjunction with holding relatively high levels of cash and cash equivalents. Beyond the non-maturity deposits, management is able to utilize the length of wholesale funding instruments to offset the declining length of the CD portfolio. Management believes that the Federal Reserve rate decreases will negatively impact net interest income for the remainder of 2020 as assets continue to reprice to lower levels. However, some savings can be achieved through deposits, primarily the CD portfolio, as the maturing CDs reprice to significantly lower levels.

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

Management desires to show reductions to the cost of funds and improve the loan-to-deposit ratio and does have a large securities portfolio to draw liquidity from in the event deposit growth slows down. Throughout the first three months of 2020, management sold some securities in an effort to fund the loan growth that was occurring. With gap ratios that are already sufficiently high, management can put more of the available cash to work earning higher returns than overnight funds earn.

Higher gap ratios are beneficial in providing financial flexibility for the Corporation. Higher gap ratios often are an indication that there are more short-term assets on the balance sheet, providing more available liquidity. The quickest way to elevate gap ratios is to retain higher levels of cash on the balance sheet. Management may desire to have higher gap ratios when factoring in future loan growth or other funding changes to the balance sheet. Since late 2018, management has been actively working to increase the Corporation’s loan-to-deposit ratio. As the loan-to-deposit ratio increases and more loans go on to the Corporation’s balance sheet, the asset mix will generally lengthen and the gap ratios will decline. As of March 31, 2020, the loan-to-deposit ratio was 77.7%, compared to 77.4%, at December 31, 2019. Management anticipates that the loan-to-deposit ratio will remain stable throughout 2020 as loan growth should remain moderate but deposits have been growing at a fast rate as well.

Management’s desired gap levels will also change due to the direction of interest rates. Beginning in the second quarter of 2019, U.S. Treasury interest rates across the yield curve have declined significantly with the yield curve flattening and even becoming inverted on the short end. In March 2020, the Federal Reserve cut the overnight interest rate by 150 basis points at two separate special Federal Reserve Board meetings. Cash and other short term assets were directly impacted by this change in overnight rates. If the Corporation’s liquid assets cannot be deployed into higher yielding longer term assets, then management will reduce the amount of cash and short-term assets to reduce the exposure to future decreases in the overnight rate. Management believes the overnight Federal Funds rate will not decline further in 2020, but the economic environment is unpredictable and future rate changes will be dependent on the national and global economic conditions.

The risk of liabilities repricing at higher interest rates is decreasing in the present environment as the Corporation does not foresee the need to raise deposit interest rates with the recent Federal Reserve rate decreases. A number of the Corporation’s maturing time deposits have already repriced to lower rates due to the rapid rate declines during March of 2020. However, a large portion of the Corporation’s deposits are core deposits with little repricing expected to occur in the near future. The Corporation’s maturing time deposits and borrowings are generally repricing to lower interest rates and will continue to do so throughout 2020. The Corporation’s average cost of funds was 49 basis points as of March 31, 2020, which is low from an historic perspective. It is equivalent to 49 basis points at year end, and slightly higher than the 48 basis points as of March 31, 2019. This cost of funds will likely decline further throughout the remainder of 2020. The average cost of funds includes the benefit of non-interest bearing demand deposit accounts.

Deposits had not been very rate sensitive for a number of years as a result of the limited desirable rates available to the deposit customers. However, as market interest rates continued to rise in 2018, customer behavior patterns changed and deposits became more rate sensitive, with a portion leaving the Corporation. The Corporation had experienced a steady growth in both non-interest bearing and interest bearing funds during this last prolonged and historically low interest rate cycle, but in 2018 and through 2019, deposit growth had been slower than in prior years. With the Federal Reserve rate declines in the first quarter of 2020, deposit growth has once again been strong with customer choosing to keep their funds in banks as opposed to investing in other instruments that are more susceptible to market fluctuations. Additionally, with the government aid direct deposits and checks sent out in April of 2020, the Corporation has experienced significant deposit growth since March 31, 2020.

Index

ENB FINANCIAL CORP

The performance of the equity markets also has a bearing on how much of the current deposits will remain at the Corporation. It is management’s observation that since the financial crisis, an element of the Corporation’s deposit customers has been reluctant to redeploy funds presently at banks back into the equity market. This became even more apparent with the COVID-19 pandemic and the volatility in the equity markets caused by this event. Investors have grown weary of the fluctuations in the equity markets. The equity markets performed very well in 2017 and were stabilized after large expected correction. This caused a resurgence of customers pulling funds from deposit accounts to reinvest in the equity markets in 2018. But later in 2018, there had been renewed volatility in the equity market with significant declines in December of 2018 that erased the equity gains realized in earlier 2018. In 2019, the equity markets had very strong gains, which did not adversely impact the Corporation’s deposit growth. In March 2020, with the outbreak of COVID-19, the equity markets recorded their biggest decline in recent history with the market down between 30% and 35% after huge sell-offs. The equity market has fluctuated up and down since then, but this unprecedented decline caused many customers to keep their funds in banks and certainly contributed to the increase in the Corporation’s deposits through the first part of 2020.

The Corporation’s net interest margin is down from levels in the previous quarter. Management’s future asset liability decisions will be dependent upon improvements in asset yield as well as the expected timing of further short-term rate increases or decreases. Management expects that the gap ratios will remain within or above the established guidelines throughout the remainder of 2020.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of March 31, 2020, the Corporation was within guidelines for all of the above measurements with the exception of the three-month projected sources and uses of funds ratio which showed a funding gap due to the short-term funding needs of Payroll Protection Program (PPP). This short-term funding need will be covered by deposit growth, security sales, and the use of overnight cash, so the funding gap for the three-month period is not concerning.

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

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value. The modeling is generally conducted under seven different interest rate scenarios. The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, or 300 basis points, or decrease 25, 50, or 75 basis points. Currently, the flat-rate scenario seems more likely for the remainder of 2020, with the Federal funds rate at 0.25% as of March 31, 2020, compared to 2.50% as of March 31, 2019. The rates-down scenarios are much less likely now with the Federal Reserve rate cuts that already occurred in 2019 and 2020. For that reason, management believes it appropriate to model rates down 25, 50, and 75 basis points to most adequately cover all the reasonably possible declining rate scenarios that the Corporation could face, while continuing to model rates up scenarios of 100, 200, and 300 basis points. While management has more recently turned its focus to rates-down scenarios, with each Federal Reserve rate reduction, the ability to further reduce interest rates diminishes and the exposure to higher interest rates increases. The overnight Federal funds rate and the current U.S. Treasury rates are presently at low historical levels. Because of this historical perspective, if management would take a neutral position in terms of the direction of forward interest rates, there is clearly more long term risk of rates going up than down. So while in the near term it is likely we may see no Federal Reserve rate increases or decreases, management remains guarded about the impact of higher interest rates and continues to prepare for rate increases on a larger scale than decreases.

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of March 31, 2020. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

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

The first quarter 2020 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of March 31, 2020, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios show a positive impact to net interest income. The increase in net interest income in the up-rate scenarios is largely due to the increase in variable rate loans and the recent purchases of variable rate securities and the cash balances held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates. Loans that are Prime-based will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase. Additionally, deposit rates may level off more when market rates increase by 200 or 300 basis points where variable loan rates will still increase by the same amount as the Prime rate. With the Federal Reserve acting to decrease interest rates by 225 basis points over five meetings held since June 30, 2019, the Corporation has had more exposure to all maturing fixed-rate loans and securities. These assets have been maturing and repricing to lower market rates, while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario.

For the rates-up 100 basis point scenario, net interest income increases by 1.4% compared to the rates unchanged scenario. In the remaining rates-up scenarios, the net interest income increases slightly more substantially reflecting the sizable amount of the Corporation’s interest-earning assets that reprice immediately by the full amount of the Fed increase versus the limited amount of deposit increases that management would approve on the Corporation’s interest-bearing deposits. The higher interest rates go, the greater the likelihood that the proportionality of the Corporation’s deposit rate changes decreases as a percentage of the Federal Reserve’s action. For the rates-up 200 and 300 basis point scenarios, net interest income increases by 3.8% and 8.0%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, and -15%, for the rates-up 100, 200, and 300 basis point scenarios, respectively.

The positive impact of higher rates is primarily due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the Corporation’s relatively high interest earning cash balances and that component of the loans and securities portfolios that reprice in less than one year. This more than offsets the increase in interest expense caused by repricing deposits, where they are only repricing by a fraction of the rate change. The Corporation’s borrowings do price up faster than deposits, generally equivalent to the U.S. Treasury market. However, borrowings only make up approximately 7.1% of the total funding provided by deposits and borrowings. The more aggressive rates-up scenarios also benefit from known historical experience of deposit rate increases lagging and a slowing in the pace of the actual rate increase as interest rates continue to rise. This allows management the ability to benefit from higher rates by controlling the amount of the increase on large amounts of liabilities that could reprice.

As of March 31, 2020, results in the down 25 basis point scenario show a net interest income increase of 0.8% compared to the rates unchanged scenario and compared to a policy guideline of -1.25%. In the rates-down scenarios of -50 and -75 basis points, net interest income decreases by 0.1% and 1.5%, respectively, compared to policy guidelines of -2.5% and -3.75%. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly during the remainder of 2020.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Index

ENB FINANCIAL CORP

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of March 31, 2020, the Corporation was within guidelines for all rate scenarios except the down 75 basis point scenario. While the Corporation still shows a benefit to net portfolio value in the rising rate scenarios, the benefit is lower than it has been over the past year. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the discount rate used to value the Corporation’s interest bearing accounts decreases, causing a higher net present value for these interest-bearing deposits.

The results as of March 31, 2020, indicate that the Corporation’s net portfolio value would experience valuation gains of 5.6%, 7.0%, and 7.0% in the rates-up 100, 200, and 300 basis point scenarios. Management’s maximum permitted declines in net portfolio value by policy are -5% for rates-up 100 basis points, graduating up to -15% for rates-up 300 basis points. A valuation loss would indicate that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The analysis does show a valuation loss in the down 25, 50, and 75 basis point scenarios of -1.1%, -6.8%, and -13.1%, respectively, compared to policy guidelines of -3.75%, -7.5%, and -11.25%. The Corporation’s expected valuation loss was within guideline for all scenarios except the down 75 basis point scenario. With the significant declines in the overnight and Prime rate since 2019, the exposure to valuation changes could change going forward if the behavior of the Corporation’s deposits changes due to lower interest rates. Based on five past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, as short term interest rates decrease. Up to this point, the Corporation’s core deposits have been stable through a number of rate cycles.

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

Index

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2020, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

March 31, 2020

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

Item 1A. Risk Factors

The COVID-19 Pandemic Has Adversely Impacted Our Business And Financial Results, And The Ultimate Impact Will Depend On Future Developments, Which Are Highly Uncertain And Cannot Be Predicted, Including The Scope And Duration Of The Pandemic And Actions Taken By Governmental Authorities In Response To The Pandemic.

The COVID-19 pandemic has negatively impacted the global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

We continue to closely monitor the COVID-19 pandemic and related risks as they evolve. The magnitude, duration and likelihood of the current outbreak of COVID-19, further outbreaks of COVID-19, future actions taken by governmental authorities and/or other third parties in response to the COVID-19 pandemic, and its future direct and indirect effects on the global, national and local economy and our business and results of operation are highly uncertain. The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our business, results of operations and financial condition.

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. Except for the risk factor above, management has not identified any new risk factors since the December 31, 2019 Form 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended March 31, 2020.

Index

ENB FINANCIAL CORP

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

January 2020	—	—	—	122,734
February 2020	28,911	23.09	28,911	93,823
March 2020	21,000	20.49	21,000	72,823

Total	49,911

* On February 20, 2019, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 100,000 shares of its outstanding common stock. This plan replaces the 2015 plan. The first purchase of common stock under this plan occurred on May 13, 2019. By March 31, 2020, a total of 127,177 shares were repurchased at a total cost of $2,665,000 for an average cost per share of $20.96. The total number of shares authorized to be repurchased under the plan was increased to 200,000 pursuant to the 2-for-1 stock split, which became effective on June 28, 2019.

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

ENB Financial Corp
(Registrant)

Dated: May 14, 2020	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chief Executive Officer and President
Principal Executive Officer

Dated: May 14, 2020	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer