Form 10-Q
period 2020-06-30
ENB Financial Corp
filed 2020-08-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2020, the registrant had 5,568,601 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

June 30, 2020

Index

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,	June 30,
	2020	2019	2019
	$	$	$
ASSETS
Cash and due from banks	21,320	24,304	17,210
Interest-bearing deposits in other banks	39,904	16,749	34,460

Total cash and cash equivalents	61,224	41,053	51,670

Securities available for sale (at fair value)	334,687	308,097	290,927
Equity securities (at fair value)	6,775	6,708	6,231

Loans held for sale	2,295	2,342	3,473

Loans (net of unearned income)	835,969	753,618	718,356

Less: Allowance for loan losses	10,770	9,447	8,957

Net loans	825,199	744,171	709,399

Premises and equipment	24,918	25,033	25,339
Regulatory stock	6,942	7,291	6,959
Bank owned life insurance	29,214	28,818	28,429
Other assets	8,222	8,237	9,218

Total assets	1,299,476	1,171,750	1,131,645

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	466,392	363,857	345,483
Interest-bearing	641,522	610,231	596,123

Total deposits	1,107,914	974,088	941,606

Short-term borrowings	—	200	—
Long-term debt	65,072	77,872	74,628
Other liabilities	4,328	2,902	2,897

Total liabilities	1,177,314	1,055,062	1,019,131

Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,574,601 as of 6/30/20,
5,640,742 as of 12/31/19, and 5,692,384 as of 6/30/19	574	574	574
Capital surplus	4,466	4,482	4,454
Retained earnings	115,914	111,944	108,024
Accumulated other comprehensive income	4,522	1,600	298
Less: Treasury stock cost on 164,513 shares as of 6/30/20, 98,372 as of 12/31/19,
and 46,730 as of 6/30/19	(3,314)	(1,912)	(836)

Total stockholders' equity	122,162	116,688	112,514

Total liabilities and stockholders' equity	1,299,476	1,171,750	1,131,645

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	8,636	8,309	17,088	16,332
Interest on securities available for sale
Taxable	1,065	1,242	2,286	2,517
Tax-exempt	644	608	1,210	1,255
Interest on deposits at other banks	21	119	81	166
Dividend income	102	184	290	354

Total interest and dividend income	10,468	10,462	20,955	20,624

Interest expense:
Interest on deposits	543	913	1,352	1,737
Interest on borrowings	456	391	918	746

Total interest expense	999	1,304	2,270	2,483

Net interest income	9,469	9,158	18,685	18,141

Provision for loan losses	975	30	1,325	210

Net interest income after provision for loan losses	8,494	9,128	17,360	17,931

Other income:
Trust and investment services income	416	505	1,038	1,042
Service fees	635	693	1,314	1,323
Commissions	649	756	1,335	1,411
Gains on the sale of debt securities, net	367	106	649	187
Gains (losses) on equity securities, net	5	27	(225)	44
Gains on sale of mortgages	1,690	415	2,231	764
Earnings on bank-owned life insurance	205	179	411	357
Other income	101	81	82	178

Total other income	4,068	2,762	6,835	5,306

Operating expenses:
Salaries and employee benefits	4,966	5,105	10,662	10,293
Occupancy	616	590	1,207	1,220
Equipment	316	287	606	574
Advertising & marketing	218	166	492	416
Computer software & data processing	768	609	1,474	1,266
Shares tax	239	232	479	465
Professional services	507	556	1,130	1,031
Other expense	614	672	1,304	1,234

Total operating expenses	8,244	8,217	17,354	16,499

Income before income taxes	4,318	3,673	6,841	6,738

Provision for federal income taxes	719	584	1,077	1,046

Net income	3,599	3,089	5,764	5,692

Earnings per share of common stock	0.64	0.54	1.03	1.00

Cash dividends paid per share	0.160	0.155	0.320	0.305

Weighted average shares outstanding	5,581,961	5,692,506	5,604,609	5,693,418

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	$	$	$	$

Net income	3,599	3,089	5,764	5,692

Other comprehensive income, net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized gains arising during the period	4,695	4,520	4,346	7,751
Income tax effect	(986)	(949)	(911)	(1,627)
	3,709	3,571	3,435	6,124

Gains recognized in earnings	(367)	(106)	(649)	(187)
Income tax effect	77	22	136	39
	(290)	(84)	(513)	(148)

Other comprehensive income, net of tax	3,419	3,487	2,922	5,976

Comprehensive Income	7,018	6,576	8,686	11,668

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, December 31, 2018	574	4,435	104,067	(5,678)	(596)	102,802

Net income	—	—	2,603	—	—	2,603

Other comprehensive income net of tax	—	—	—	2,489	—	2,489
Treasury stock purchased - 18,800 shares	—	—	—	—	(330)	(330)

Treasury stock issued - 8,188 shares	—	3	—	—	143	146

Cash dividends paid, $0.15 per share	—	—	(852)	—	—	(852)

Balances, March 31, 2019	574	4,438	105,818	(3,189)	(783)	106,858

Net income	—	—	3,089	—	—	3,089

Other comprehensive income net of tax	—	—	—	3,487	—	3,487

Treasury stock purchased - 29,366 shares	—	—	—	—	(204)	(204)

Treasury stock issued - 16,686 shares	—	16	—	—	151	167

Cash dividends paid, $0.155 per share	—	—	(883)	—	—	(883)

Balances, June 30, 2019	574	4,454	108,024	298	(836)	112,514

Balances, December 31, 2019	574	4,482	111,944	1,600	(1,912)	116,688

Net income	—	—	2,165	—	—	2,165

Other comprehensive loss net of tax	—	—	—	(497)	—	(497)

Treasury stock purchased - 49,911 shares	—	—	—	—	(1,098)	(1,098)

Treasury stock issued - 7,670 shares	—	(6)	—	—	156	150

Cash dividends paid, $0.16 per share	—	—	(902)	—	—	(902)

Balances, March 31, 2020	574	4,476	113,207	1,103	(2,854)	116,506

Net income	—	—	3,599	—	—	3,599

Other comprehensive income net of tax	—	—	—	3,419	—	3,419

Treasury stock purchased - 32,966 shares	—	—	—	—	(627)	(627)

Treasury stock issued - 9,066 shares	—	(10)	—	—	167	157

Cash dividends paid, $0.16 per share	—	—	(892)	—	—	(892)

Balances, June 30, 2020	574	4,466	115,914	4,522	(3,314)	122,162

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)	Six Months Ended June 30,
	2020	2019
	$	$
Cash flows from operating activities:
Net income	5,764	5,692
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	1,496	1,692
Amortization of operating leases right-of-use assets	89	87
Increase in interest receivable	(396)	(343)
(Decrease) increase in interest payable	(111)	96
Provision for loan losses	1,325	210
Gains on the sale of debt securities, net	(649)	(187)
Loss on equity securities, net	225	(44)
Gains on sale of mortgages	(2,231)	(764)
Loans originated for sale	(58,228)	(20,210)
Proceeds from sales of loans	60,506	18,930
Earnings on bank-owned life insurance	(411)	(357)
Depreciation of premises and equipment and amortization of software	767	783
Deferred income tax	(373)	(274)
Other assets and other liabilities, net	1,438	123
Net cash provided by operating activities	9,211	5,434

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	34,427	10,813
Proceeds from sales	43,818	28,648
Purchases	(102,034)	(30,115)
Equity securities
Proceeds from sales	—	—
Purchases	(292)	(153)
Purchase of regulatory bank stock	(1,128)	(1,102)
Redemptions of regulatory bank stock	1,477	491
Net increase in loans	(82,304)	(24,451)
Purchases of premises and equipment, net	(589)	(517)
Purchase of computer software	(29)	(31)
Net cash used for investing activities	(106,654)	(16,417)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	143,139	18,222
Net (decrease) increase in time deposits	(9,313)	3,650
Net decrease in short-term borrowings	(200)	(7,870)
Proceeds from long-term debt	12,984	16,212
Repayments of long-term debt	(25,784)	(6,970)
Dividends paid	(1,794)	(1,735)
Proceeds from sale of treasury stock	307	313
Treasury stock purchased	(1,725)	(534)
Net cash provided by financing activities	117,614	21,288
Increase in cash and cash equivalents	20,171	10,305
Cash and cash equivalents at beginning of period	41,053	41,365
Cash and cash equivalents at end of period	61,224	51,670

Supplemental disclosures of cash flow information:
Interest paid	2,381	2,387
Income taxes paid	—	800

Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(3,697)	(7,564)
Initial recognition of operating right-of-use assets	—	1,075
Initial recognition of operating lease liabilities	—	1,075

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the second quarter of 2020, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

2.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities held at June 30, 2020,

and December 31, 2019, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
June 30, 2020
U.S. government agencies	8,217	163	(1)	8,379
U.S. agency mortgage-backed securities	71,241	1,379	(67)	72,553
U.S. agency collateralized mortgage obligations	45,854	857	(149)	46,562
Asset-backed securities	33,340	—	(1,389)	31,951
Corporate bonds	62,426	1,209	(204)	63,431
Obligations of states and political subdivisions	107,885	4,103	(177)	111,811
Total securities available for sale	328,963	7,711	(1,987)	334,687

December 31, 2019
U.S. government agencies	32,621	31	(28)	32,624
U.S. agency mortgage-backed securities	48,859	215	(448)	48,626
U.S. agency collateralized mortgage obligations	60,124	323	(194)	60,253
Asset-backed securities	23,646	7	(391)	23,262
Corporate bonds	54,604	316	(40)	54,880
Obligations of states and political subdivisions	86,216	2,245	(9)	88,452
Total securities available for sale	306,070	3,137	(1,110)	308,097

The amortized cost and fair value of securities available for sale at June 30, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)
	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	38,520	38,932
Due after one year through five years	111,575	113,440
Due after five years through ten years	49,932	50,325
Due after ten years	128,936	131,990
Total debt securities	328,963	334,687

Securities available for sale with a par value of $90,333,000 and $66,712,000 at June 30, 2020, and December 31, 2019, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $95,814,000 at June 30, 2020, and $68,732,000 at December 31, 2019.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	$	$	$	$
Proceeds from sales	16,409	18,401	43,818	28,648
Gross realized gains	369	122	666	218
Gross realized losses	(2)	(16)	(17)	(31)

Management evaluates all of the Corporation’s securities for other-than-temporary impairment (OTTI) on a periodic basis. No securities in the portfolio had other-than-temporary impairment recorded in the first six months of 2020 or 2019.

Information pertaining to securities with gross unrealized losses at June 30, 2020, and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES
(DOLLARS IN THOUSANDS)
	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of June 30, 2020
U.S. government agencies	1,195	(1)	—	—	1,195	(1)
U.S. agency mortgage-backed securities	5,790	(15)	4,130	(52)	9,920	(67)
U.S. agency collateralized mortgage obligations	17,034	(149)	—	—	17,034	(149)
Asset-backed securities	18,904	(672)	13,047	(717)	31,951	(1,389)
Corporate bonds	11,548	(73)	2,903	(131)	14,451	(204)
Obligations of states & political subdivisions	10,873	(177)	—	—	10,873	(177)

Total temporarily impaired securities	65,344	(1,087)	20,080	(900)	85,424	(1,987)

As of December 31, 2019
U.S. government agencies	1,222	(3)	15,971	(25)	17,193	(28)
U.S. agency mortgage-backed securities	5,040	(32)	24,027	(416)	29,067	(448)
U.S. agency collateralized mortgage obligations	17,457	(50)	17,512	(144)	34,969	(194)
Asset-backed securities	10,278	(169)	9,126	(222)	19,404	(391)
Corporate bonds	2,562	(4)	13,041	(36)	15,603	(40)
Obligations of states & political subdivisions	2,642	(9)	—	—	2,642	(9)

Total temporarily impaired securities	39,201	(267)	79,677	(843)	118,878	(1,110)

In the debt security portfolio there were 48 positions that were carrying unrealized losses as of June 30, 2020. There were no instruments considered to be other-than-temporarily impaired at June 30, 2020.

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

3.       Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at June 30, 2020 and December 31, 2019.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
June 30, 2020
CRA-qualified mutual funds	6,148	—	—	6,148
Bank stocks	829	—	(202)	627
Total equity securities	6,977	—	(202)	6,775

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2019
CRA-qualified mutual funds	6,071	—	—	6,071
Bank stocks	614	26	(3)	637
Total equity securities	6,685	26	(3)	6,708

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three and six months ended June 30, 2020 and 2019, and the portion of unrealized gains and losses for the period that relates to equity investments held as of June 30, 2020 and 2019.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS
(DOLLARS IN THOUSANDS)
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	$	$	$	$

Net gains (losses) recognized in equity securities during the period	5	27	(225)	44

Less: Net gains realized on the sale of equity securities during the period	—	—	—	—

Unrealized gains (losses) recognized in equity securities held at reporting date	5	27	(225)	44

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

4.        Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of June 30, 2020, and December 31, 2019:

LOAN PORTFOLIO
(DOLLARS IN THOUSANDS)
	June 30,	December 31,
	2020	2019
	$	$
Commercial real estate
Commercial mortgages	125,925	120,212
Agriculture mortgages	175,108	175,367
Construction	20,285	16,209
Total commercial real estate	321,318	311,788

Consumer real estate (a)
1-4 family residential mortgages	261,772	258,676
Home equity loans	10,688	9,770
Home equity lines of credit	69,507	70,809
Total consumer real estate	341,967	339,255

Commercial and industrial
Commercial and industrial	129,459	58,019
Tax-free loans	16,607	16,388
Agriculture loans	21,581	20,804
Total commercial and industrial	167,647	95,211

Consumer	5,061	5,416

Gross loans prior to deferred fees	835,993	751,670

Deferred loan costs, net	(24)	1,948
Allowance for loan losses	(10,770)	(9,447)
Total net loans	825,199	744,171

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $187,258,000 and $154,577,000 as of June 30, 2020, and December 31, 2019, respectively.

The largest movement within the Corporation’s loan portfolio since December 31, 2019 was the sharp growth in the commercial and industrial loan sector, which experienced a $71.4 million, or 123.1% increase. This was a direct result of the Small Business Administration’s new Paycheck Protection Program (PPP) established as part of the CARES Act passed in March 2020, to provide relief to small businesses from the impact of COVID-19. The Corporation began making these loans in early April 2020, and by June 30, 2020 had approved over 950 applications that resulted in $76.1 million in PPP loan balances. The majority of these loans have been written with a two-year term, however management expects the vast majority of these loans to be forgiven by the SBA, or paid off by the borrower, prior to maturity of the loan. As a result, management expects the commercial and industrial loan balances to decline by December 31, 2020 with further declines during 2021.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of June 30, 2020 and December 31, 2019. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem, if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

June 30, 2020	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	123,203	159,455	20,285	119,227	16,607	19,192	457,969
Special Mention	813	3,242	—	5,062	—	832	9,949
Substandard	1,909	12,411	—	5,139	—	1,557	21,016
Doubtful	—	—	—	31	—	—	31
Loss	—	—	—	—	—	—	—

Total	125,925	175,108	20,285	129,459	16,607	21,581	488,965

December 31, 2019	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	117,875	158,896	16,209	52,028	16,388	18,530	379,926
Special Mention	827	4,546	—	618	—	939	6,930
Substandard	1,510	11,925	—	5,293	—	1,335	20,063
Doubtful	—	—	—	80	—	—	80
Loss	—	—	—	—	—	—	—

Total	120,212	175,367	16,209	58,019	16,388	20,804	406,999

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Substandard loans increased by $953,000, or 4.8%, while special mention loans have increased by $3.0 million, or 43.6%, from December 31, 2019 to June 30, 2020. Substandard loans increased from $20.1 million to $21.0 million from December 31, 2019, to June 30, 2020 while special mention loans increased from $6.9 million to $9.9 million during this same period. The loan areas that experienced material changes in special mention and substandard loans were commercial and industrial, agricultural mortgages, and commercial mortgages. Under commercial and industrial loans, $4.4 million of pass-rated loans were transferred to special mention with $3.9 million of this amount consisting of loans to a commercial leasing company. Under agricultural mortgages, the changes in both substandard and special mention were caused by a number of unrelated borrowers experiencing grading changes or paying off. During the second quarter of 2020, a livestock operating farm with $1.3 million of balances was transferred into substandard from pass. Partially offsetting this, the Corporation received a $825,000 loan payoff on another real estate secured agricultural mortgage. There was also $745,000 of loans transferred into substandard from special mention in the first quarter of 2020. In addition to these loans, two other dairy farm loans primarily accounted for the remaining variance in substandard agricultural mortgages from December 31, 2019 to June 30, 2020. One dairy farmer with $1,130,000 of loans came off of substandard in the second quarter of 2020, while another dairy farmer with three loans totaling $778,000 was placed into substandard.

Two agricultural mortgages were primarily responsible for the $1.3 million reduction in special mention agricultural mortgages between December 31, 2019 and June 30, 2020. One was the $745,000 farm loan that was transferred from special mention to substandard in the first quarter of 2020. The other was a dairy farmer that sold out and paid off $730,000 of special mention agricultural mortgage loans in the second quarter of 2020. Lastly, under commercial mortgages, one residential investment property borrower with $443,000 of loans was placed on substandard in the first quarter of 2020. Note the sharp growth in commercial and industrial pass loans was a result of the introduction of the new PPP loans, which started in April 2020.

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of June 30, 2020 and December 31, 2019:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

June 30, 2020	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	260,990	10,596	69,497	5,053	346,136
Non-performing	782	92	10	8	892

Total	261,772	10,688	69,507	5,061	347,028

December 31, 2019	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	257,374	9,678	70,799	5,412	343,263
Non-performing	1,302	92	10	4	1,408

Total	258,676	9,770	70,809	5,416	344,671

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of June 30, 2020 and December 31, 2019:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
June 30, 2020	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	221	221	125,704	125,925	—
Agriculture mortgages	305	—	—	305	174,803	175,108	—
Construction	1,038	—	—	1,038	19,247	20,285	—
Consumer real estate
1-4 family residential mortgages	307	—	782	1,089	260,683	261,772	291
Home equity loans	2	—	92	94	10,594	10,688	—
Home equity lines of credit	9	—	10	19	69,488	69,507	10
Commercial and industrial
Commercial and industrial	23	—	521	544	128,915	129,459	—
Tax-free loans	—	—	—	—	16,607	16,607	—
Agriculture loans	47	—	—	47	21,534	21,581	—
Consumer	6	8	8	22	5,039	5,061	8
Total	1,737	8	1,634	3,379	832,614	835,993	309

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2019	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	228	228	119,984	120,212	—
Agriculture mortgages	962	—	1,070	2,032	173,335	175,367	—
Construction	—	—	—	—	16,209	16,209	—
Consumer real estate
1-4 family residential mortgages	2,254	161	1,302	3,717	254,959	258,676	807
Home equity loans	52	—	92	144	9,626	9,770	—
Home equity lines of credit	43	—	10	53	70,756	70,809	10
Commercial and industrial
Commercial and industrial	68	—	538	606	57,413	58,019	—
Tax-free loans	—	—	—	—	16,388	16,388	—
Agriculture loans	2	—	—	2	20,802	20,804	—
Consumer	14	12	4	30	5,386	5,416	4
Total	3,395	173	3,244	6,812	744,858	751,670	821

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2020 and December 31, 2019:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	June 30,	December 31,
	2020	2019
	$	$

Commercial real estate
Commercial mortgages	221	228
Agriculture mortgages	—	1,070
Construction	—	—
Consumer real estate
1-4 family residential mortgages	491	495
Home equity loans	92	92
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	521	538
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,325	2,423

As of June 30, 2020 and December 31, 2019, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three and six months ended June 30, 2020 and June 30, 2019, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	$	$	$	$

Average recorded balance of impaired loans	3,178	3,412	3,557	3,057
Interest income recognized on impaired loans	18	11	43	22

There were no loan modifications made during the first six months of 2020 that would be considered a troubled debt restructuring (TDR). Deferments of principal related to the impact of COVID-19 did occur beginning in late March 2020, however these modifications are not considered a TDR under the revised COVID-19 regulatory guidance. There was one loan modification that occurred during the first quarter of 2019, constituting a TDR. A modification of the payment terms to a loan customer are considered a TDR if a concession was made to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

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

Included in the impaired loan portfolio are three loans to unrelated borrowers that are being reported as TDRs. The balance of these three TDR loans was $1,941,000 as of June 30, 2020. One of these TDR loans with a balance of $439,000 is also on nonaccrual and is included under 1-4 family residential mortgages shown in the nonaccrual table above. For both of these TDR loans the borrowers have a history of being delinquent. Management will continue to report these loans as TDR loans until they have been paid off or charged off.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information regarding impaired loans by loan portfolio class as of June 30, 2020, and for the six months ended June 30, 2020, and as of December 31, 2019:

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
June 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	712	759	—	720	—
Agriculture mortgages	824	853	—	1,528	43
Construction	—	—	—	—	—
Total commercial real estate	1,536	1,612	—	2,248	43

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with no related allowance	1,536	1,612	—	2,248	43

With an allowance recorded:
Commercial real estate
Commercial mortgages	92	100	28	92	—
Agriculture mortgages	677	677	5	685	—
Construction	—	—	—	—	—
Total commercial real estate	769	777	33	777	—

Commercial and industrial
Commercial and industrial	521	543	31	532	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	521	543	31	532	—

Total with a related allowance	1,290	1,320	64	1,309	—

Total by loan class:
Commercial real estate
Commercial mortgages	804	859	28	812	—
Agriculture mortgages	1,501	1,530	5	2,213	43
Construction	—	—	—	—	—
Total commercial real estate	2,305	2,389	33	3,025	43

Commercial and industrial
Commercial and industrial	521	543	31	532	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	521	543	31	532	—

Total	2,826	2,932	64	3,557	43

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2019	4,319	2,855	1,784	41	448	9,447

Charge-offs	—	—	—	(6)	—	(6)
Recoveries	11	—	1	—	—	12
Provision	252	296	171	21	(390)	350

Balance - March 31, 2020	4,582	3,151	1,956	56	58	9,803

Charge-offs	—	—	—	(10)	—	(10)
Recoveries	—	—	1	1	—	2
Provision	356	146	175	5	293	975

Ending Balance - June 30, 2020	4,938	3,297	2,132	52	351	10,770

During the six months ended June 30, 2020, management charged off $16,000 in loans while recovering $14,000 and added $1,325,000 to the provision. The unallocated portion of the allowance decreased from 4.7% of total reserves as of December 31, 2019, to 3.3% as of June 30, 2020. Management monitors the unallocated portion of the allowance with a desire to maintain it at approximately 5% over the long term, with a requirement of it not to exceed 10%.

During the six months ended June 30, 2020, net provision expense was recorded for all sectors. The higher provision was primarily caused by increasing the qualitative factors across all industry lines to various degrees as a result of the impact and effect from COVID-19 and the declining economic conditions. A qualitative factor was increased for business loans specifically related to the special federal governmental lending programs developed as a result of COVID-19. There were minimal charge-offs and recoveries recorded during the six months ended June 30, 2020, so the provision expense was primarily related to this change in economic conditions and potential for credit declines moving forward. The total amount of substandard loans at the end of the second quarter of 2020 was slightly higher resulting in slightly more provision expense.

As of June 30, 2020, the Corporation’s total delinquencies were 0.41%, a decline from 0.91% at December 31, 2019. The Corporation’s total delinquencies continue to compare favorably to the national uniform bank performance group, which was at 1.05% as of December 31, 2019.

Outside of the above measurements and indicators, management continues to utilize nine qualitative factors to continually refine the potential credit risks across the Corporation’s various loan types.  In addition, the loan portfolio is sectored out into nine different categories to evaluate these qualitative factors.   A total score of the qualitative factors for each loan sector is calculated to utilize in the allowance for loan loss calculation.  The agricultural dairy sector carries the highest level of qualitative factors due to the long-term weakness in milk prices. While the dairy market has improved recently, COVID-19 initially caused a sharp decline in milk prices.

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

During the six months ended June 30, 2019, management charged off $23,000 in loans while recovering $104,000 and added $210,000 to the provision. The unallocated portion of the allowance increased from 5.3% as of December 31, 2018, and 5.5% as of March 31, 2019, to 8.6% as of June 30, 2019.

During the six months ended June 30, 2019, net provision expense was recorded for the commercial real estate segment, while net credit provisions were recorded in the consumer real estate, commercial and industrial, and consumer segments. This was due to continued very low historical loss experience for these three segments. In the first half of 2019, management adjusted the qualitative factors across the loan portfolio to better reflect the forward risk in each loan segment. This resulted in a slightly larger allowance for commercial real estate loans and slightly lower allowances for consumer real estate, commercial and industrial, and consumer, while the unallocated portion of the allowance increased. The Corporation’s commercial real estate allocation for credit losses was reduced by $114,000 in the second quarter of 2019, influenced by a reduction in real estate secured agricultural delinquencies that declined materially since March 31, 2019. The allowance for credit losses on consumer real estate grew in the second quarter of 2019 relative to the sharper growth in this segment offset partially by lower delinquencies than March 31, 2019 but unchanged from the prior June 30, 2019. The Commercial and industrial allocation for credit losses was reduced by $204,000 in the second quarter of 2019 as delinquencies declined significantly.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of June 30, 2020 and December 31, 2019:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of June 30, 2020:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	33	—	31	—	—	64
Ending balance: collectively evaluated
for impairment	4,905	3,297	2,101	52	351	10,706

Loans receivable:
Ending balance	321,318	341,967	167,647	5,061		835,993
Ending balance: individually evaluated
for impairment	2,305	—	521	—		2,826
Ending balance: collectively evaluated
for impairment	319,013	341,967	167,126	5,061		833,167

As of December 31, 2019:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	109	—	80	—	—	189
Ending balance: collectively evaluated
for impairment	4,210	2,855	1,704	41	448	9,258

Loans receivable:
Ending balance	311,788	339,255	95,211	5,416		751,670
Ending balance: individually evaluated
for impairment	3,446	—	538	—		3,984
Ending balance: collectively evaluated
for impairment	308,342	339,255	94,673	5,416		747,686

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

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of June 30, 2020, and December 31, 2019, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS
(DOLLARS IN THOUSANDS)
	June 30, 2020
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	8,379	—	8,379
U.S. agency mortgage-backed securities	—	72,553	—	72,553
U.S. agency collateralized mortgage obligations	—	46,562	—	46,562
Asset-backed securities	—	31,951	—	31,951
Corporate bonds	—	63,431	—	63,431
Obligations of states & political subdivisions	—	111,811	—	111,811
Equity securities	6,775	—	—	6,775

Total securities	6,775	334,687	—	341,462

On June 30, 2020, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of June 30, 2020, the CRA fund investments had a $6,148,000 book and fair market value and the bank stock portfolio had a book value of $829,000, and fair market value of $627,000.

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

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy:

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	June 30, 2020
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$2,762	$2,762
Total	$—	$—	$2,762	$2,762

	December 31, 2019
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$3,795	$3,795
Total	$—	$—	$3,795	$3,795

The Corporation had a total of $2,826,000 of impaired loans as of June 30, 2020, with $64,000 of specific allocation against these loans and $3,984,000 of impaired loans as of December 31, 2019, with $189,000 of specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS
(DOLLARS IN THOUSANDS)
June 30, 2020
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,762	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

December 31, 2019
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	3,795	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	June 30, 2020
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	61,224	61,224	61,224	—	—
Regulatory stock	6,942	6,942	6,942	—	—
Loans held for sale	2,295	2,295	2,295	—	—
Loans, net of allowance	825,199	833,431	—	—	833,431
Mortgage servicing assets	863	898	—	—	898
Accrued interest receivable	4,164	4,164	4,164	—	—
Bank owned life insurance	29,214	29,214	29,214	—	—

Financial Liabilities:
Demand deposits	466,392	466,392	466,392	—	—
Interest-bearing demand deposits	41,083	41,083	41,083	—	—
NOW accounts	104,594	104,594	104,594	—	—
Money market deposit accounts	123,212	123,212	123,212	—	—
Savings accounts	246,763	246,763	246,763	—	—
Time deposits	125,870	128,724	—	—	128,724
Total deposits	1,107,914	1,110,768	982,044	—	128,724

Long-term debt	65,072	61,612	—	—	61,612
Accrued interest payable	410	410	410	—	—

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

6.       Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of June 30, 2020, firm loan commitments were $64.0 million, unused lines of credit were $305.4 million, and open letters of credit were $8.8 million. The total of these commitments was $378.2 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

7. Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income for the six months ended June 30, 2020 and 2019 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2019	1,600
Other comprehensive loss before reclassifications	(274)
Amount reclassified from accumulated other comprehensive income	(223)
Period change	(497)

Balance at March 31, 2020	1,103
Other comprehensive income before reclassifications	3,709
Amount reclassified from accumulated other comprehensive income	(290)
Period change	3,419

Balance at June 30, 2020	4,522

Balance at December 31, 2018	(5,678)
Other comprehensive income before reclassifications	2,553
Amount reclassified from accumulated other comprehensive income	(64)
Period change	2,489

Balance at March 31, 2019	(3,189)
Other comprehensive income before reclassifications	3,571
Amount reclassified from accumulated other comprehensive income	(84)
Period change	3,487

Balance at June 30, 2019	298

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)
(DOLLARS IN THOUSANDS)
	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended June 30,
	2020	2019	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains,	367	106	Gains on the sale of
reclassified into earnings			debt securities, net
Related income tax expense	(77)	(22)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income (loss) for the period	290	84

(1) Amounts in parentheses indicate debits.

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Six Months
	Ended June 30,
	2020	2019	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains,	649	187	Gains on the sale of
reclassified into earnings			debt securities, net
Related income tax expense	(136)	(39)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income (loss) for the period	513	148

(1) Amounts in parentheses indicate debits.

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Lease Consolidated Balance Sheets Classification
(Dollars in Thousands)	Classification	June 30, 2020	December 31, 2019
Lease Right-of-Use Assets

Operating lease right-of use assets	Other Assets	$819	908

Lease Liabilities
Operating lease liabilties	Other Liabilities	$828	916

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

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	4.8 years	5.3 years
Weighted-average discount rate
Operating leases	3.10%	3.09%

The following table represents lease costs and other lease information. As the Corporation elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2020 were as follows:

Lease Payment Schedule
(Dollars in Thousands)	Operating Leases
Twelve Months Ended:
June 30, 2021	$202
June 30, 2022	197
June 30, 2023	150
June 30, 2024	155
June 30, 2025	155
Thereafter	35
Total Future Minimum Lease Payments	894
Amounts Representing Interests	(66)
Present Value of Net Future Minimum Lease Payments	$828

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

10. Risks and Uncertainties

COVID-19 Update

The following table provides information with respect to our commercial loans by type at June 30, 2020.

At Risk

(Dollars in Thousands)	#	$	$	%
	Number	Total	Principal	of Total
	of	Loan	Balance	Loan
Loan Type	Loans	Exposure	of Loans	Balance
Lessors of Nonresidential Buildings	151	62,901	57,085	6.83%
Lessors of Residential Buildings	225	44,104	39,395	4.71%
Specialized Freight	30	16,049	11,733	1.40%
Residential Remodelers	99	10,256	4,158	0.50%
New Single Family Housing Construction	58	8,965	4,189	0.50%
Passenger Car Leasing	136	8,808	8,789	1.05%
Hotels	12	7,843	3,138	0.38%
Religious Organizations	58	7,365	6,269	0.75%
Car Washes	11	6,959	5,286	0.63%
Concrete & Structural Contrators	27	6,875	4,767	0.57%
Other	71	14,945	8,597	1.03%

Totals	878	195,070	153,406	18.35%

The Corporation has a diversified commercial loan portfolio that is consistent with the diversified economies of Lancaster, Lebanon and Berks Counties in Pennsylvania, the Corporation’s market area. The above chart is focused on loan types that are commonly known to be at risk or negatively impacted by the COVID-19 pandemic and its effects. The Corporation’s largest exposure to at risk loan types are loans on leased commercial property and loans on residential investment properties. The Corporation has a relatively low exposure to the hospitality industry, including restaurants. Single loan type exposures falling under the other category do not exceed 0.5% of total loans and include loan types such as site preparation contractors, fuel dealers, and recreational centers. The above levels of exposure to these at risk loan types have not had significant movements from 2019 to 2020. Management does not expect any significant movements in these exposures going forward.

Paycheck Protection Program (PPP)

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, providing over $2 trillion in economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (SBA) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (PPP). As a qualified SBA lender, the Corporation was authorized to originate PPP loans.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

In terms of qualifying for a PPP loan, an eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs; or (2) $10 million. The PPP loans have the following terms: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the PPP loan, including any accrued interest, is eligible to be reduced by the amount of loan forgiveness available under the PPP, provided the employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses such as utilities.

In the initial CARES Act, $349 billion of funds were made available for PPP loans. This amount was fully exhausted prior to the end of April. Congress then passed an additional allocation of funds for the PPP loans, allowing a second round of applications to begin. As of June 30, 2020, the Corporation had approved and originated 951 PPP loans totaling $79,710,000 with a current balance of $76,068,000. Management’s focus has been to serve the customers and market area that the Corporation serves. Subsequent to June 30, 2020, but prior to the filing of this report, the Corporation has approved and originated 990 PPP loans totaling $80,821,000 with a current balance of $77,180,000.

In accordance with the SBA terms and conditions on these PPP loans, the Corporation expects to receive approximately $3.25 million in fees associated with the processing of these loans. Management received the first $3.15 million in fees in June associated with processing the first $76 million of PPP loans submitted, however all fee income is being deferred over the expected life of each PPP loan. Management will receive the remainder of the fee income as much smaller final batches of PPP loans are processed. The initial batch of the PPP loans carried a stated maturity of two years. In later batches of PPP loans the maturity can be five years, however the vast majority of the Corporation’s PPP loans will carry a two year maturity. When a PPP loan is paid off or forgiven, the remaining fee amount is taken into income. It is expected that the vast majority of these PPP borrowers will provide the necessary support in order to have their principal balances forgiven in a period of time significantly shorter than the two-year life of the loan.

COVID-19 Loan Forbearance Programs

As of June 30, 2020, over 300 of the Corporation’s customers had requested payment deferrals or payments of interest only on loans totaling $61.7 million, or 7.4% of the total loan portfolio. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (TDRs) unless the borrower was previously experiencing financial difficulty. In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

Of the $61.7 million of loan balances with payments being deferred, $49.5 million, or 77.0% were in the form of commercial or agricultural loan deferments, with the vast majority of these commercial loan deferrals. The remaining loan deferments consisted of $11.9 million of residential mortgage deferrals and $200,000 of consumer loan deferrals. The vast majority all of the COVID-19 loan payment deferrals were for a 90-day period.

As of June 30, 2020, the Corporation’s delinquent, non-performing, and impaired loans were not yet materially impacted by the rapidly declining economic conditions brought on by COVID-19. However, due to the magnitude of this economic interruption, management does anticipate that these levels will rise in the third quarter of 2020, and will likely show further deterioration in the remainder of 2020 and into 2021. The significance of a credit deterioration with depend on the length of time business operations are curtailed, or limited, and the amount of time it takes for consumer confidence to rebuild and engage into increased purchasing activities. Management has already significantly increased the Corporation’s provision for loan losses in the second quarter of 2020, as qualitative factors have been increased based on predicted prolonged economic weakness, which is expected to impact more and more borrowers.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	National and local economic conditions
•	Effects of economic conditions particularly with regard to the negative impact of severe, wide-ranging and continuing disruptions caused by the spread of coronavirus (COVID-19) and government and business responses thereto, specifically the effect on loan customers to repay loans
•	Health of the housing market
•	Real estate valuations and its impact on the loan portfolio
•	Interest rate and monetary policies of the Federal Reserve Board
•	Volatility of the securities markets including the valuation of securities
•	Future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Impact of mergers and acquisition activity in the local market and the effects thereof
•	Potential impact from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses
•	Changes in customer behavior impacting deposit levels and loan demand
•	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	Results of the regulatory examination and supervision process
•	The impact of new laws and regulations
•	Possible changes to the capital and liquidity requirements and other regulatory pronouncements, regulations and rules
•	Large scale global disruptions such as pandemics, terrorism, trade wars, and armed conflict.
•	Local disruptions due to flooding, severe weather, or other natural disasters
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful

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

Results of Operations

Overview

The first six months of 2020 were impacted by a number of unprecedented items caused by the onset of the COVID-19 pandemic. The spread of COVID-19 quickly became global and impacted the global economy. This impact was felt rather quickly due to China’s large role in the world economy, second in GDP but first in terms of supply chain impact for basic goods. The immediate impact and forward risk posed by the pandemic caused the Federal Reserve to take the unusual step of reducing the Federal Funds rate by 50 basis points to 1.25% on March 3, 2020, at a special Fed meeting ahead of the regularly scheduled March 18, 2020 meeting. On March 11, 2020, the World Health Organization (WHO) recognized COVID-19 as a pandemic. The quick further expansion of the pandemic then caused the Federal Reserve to take an unprecedented step of a second special meeting on Sunday afternoon of March 15, 2020, to further reduce the Federal Funds rate 100 basis points to 0.25%. This move took the Federal Funds rate to the same historic low of 0.25% that occurred due to the Financial Crisis of 2008. On March 15, 2020, the Fed also reduced the Discount Window rate by 150 basis points, which took this rate down to 0.25%. This move importantly gave all banks easy access to very low cost funds. On March 16, 2020, the Fed also announced action to inject more liquidity into the financial system by purchasing up to $500 billion of U.S. Treasuries and $200 billion of mortgage-backed securities. All major stock exchanges experienced dramatic sell-offs. The DOW which had peaked at 29,568 in February, closed on Friday, March 20, 2020 at 19,174, down 10,394 points, or 35%. NASDAQ was down 30%, while the S&P 500 was down 32%. Even with a significant equity market recovery since the initial impact of COVID-19, economic conditions remain uncertain. With the closing of non-essential businesses throughout various part of the country and a continued impact to consumer spending, it is anticipated that the financial impact will be long-term. The U.S. Government passed a massive Coronavirus Relief Bill that included direct small business aid for employers with fewer than 500 employees; direct deposit stimulus payments to American households; enhanced unemployment compensation benefits; and direct aid to hospitals and health care providers. Additional federal and local government support has helped to sustain businesses and individuals in the short-term, but once these programs have ended, the financial impact will be felt more fully.

The economic impact of COVID-19 had an impact on the Corporation’s financial results for the first six months of 2020 but is currently expected to have much more measurable results into the future. The Corporation recorded net income of $3,599,000 and $5,764,000 for the three and six-month periods ended June 30, 2020, a 16.5% and 1.3% increase from the $3,089,000 and $5,692,000 earned during the same periods in 2019. The earnings per share (EPS), basic and diluted, were $0.64 for the three months ended June 30, 2020, and $1.03 for the six months ended June 30, 2020, compared to $0.54 and $1.00 for the same periods in 2019, a 18.5% and 3.0% increase, respectively. The increase in the Corporation’s 2020 earnings was caused primarily by an increase in mortgage gains and net interest income, partially offset by a significantly higher provision for loan losses. The larger percentage increases in EPS over the percentage increase in net income are the result of a reduction in average shares outstanding.

The Corporation’s NII increased by $311,000, or 3.4%, and $544,000, or 3.0%, for the three and six months ended June 30, 2020, compared to the same periods in 2019. The increase in NII primarily resulted from an increase in interest and fees on loans of $327,000, or 3.9%, and $756,000, or 4.6%, for the three and six months ended June 30, 2020, compared to the same periods in the prior year. The increase in interest and fees on loans was partially offset by decreases of $141,000, or 7.6%, and $276,000, or 7.3%, on interest earned on securities for the three and six months ended June 30, 2020. The Corporation’s interest expense on deposits and borrowings decreased by $305,000, or 23.4%, and $213,000, or 8.6%, for the three and six-month periods ended June 30, 2020, compared to the same periods in 2019.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation recorded provision expense of $975,000 for the second quarter of 2020, and $1,325,000 for the year-to-date period, compared to $30,000 and $210,000 for the three and six-month periods in 2019. This represents an increase in quarterly expense of $945,000 and an increase in year-to-date expense of $1,115,000. Provision expense was impacted by economic factors caused by COVID-19, which could have a longer-term impact on asset quality. The gains from the sale of debt securities were $367,000 for the three months ended June 30, 2020, and $649,000 for the six months ended June 30, 2020, compared to gains of $106,000 and $187,000 for the three and six months ended June 30, 2019. Market interest rates were lower in 2020, making it more conducive to achieving gains from the sale of securities. For the six months ended June 30, 2020, there were unrealized losses of $225,000 on the Corporation’s portfolio of equity securities that consists of stocks held in other banks. This loss flows through the income statement and was the result of the devaluation of bank stocks given the economic current environment during the period that began with the COVID-19 pandemic. For the six months ended June 30, 2019, there was an unrealized gain of $44,000 on this portfolio, resulting in a negative impact to income of $269,000 for the first six months of 2020 compared to the prior year. The gain on the sale of mortgages increased by $1,275,000, or 307.2%, and $1,467,000, or 192.0%, for the three and six-month periods ended June 30, 2020, compared to the prior year’s periods. The volume of mortgages sold was significantly higher during the first six months of 2020 compared to the same period in the prior year due to the very low interest rate environment, which caused a surge in refinancing activity. Total operating expenses increased by $27,000, or 0.3%, and $855,000, or 5.2%, for the three and six months ended June 30, 2020, compared to the same periods in 2019. The larger increase in operating expenses for the six month period was driven by higher salary costs in the first quarter related payment of a 2019 performance bonus as well as increases in profession services and other expenses.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE increased for the three months ended June 30, 2020, compared to the same period in the prior year, but decreased for the year-to-date period due to a much larger balance sheet and only slightly higher earnings.

Key Ratios	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Return on Average Assets	1.14%	1.11%	0.95%	1.04%
Return on Average Equity	12.31%	11.48%	9.86%	10.87%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income

NII represents the largest portion of the Corporation’s operating income. In the first six months of 2020, NII generated 73.2% of the Corporation’s revenue stream, which consists of net interest income and non-interest income, compared to 77.4% in the first six months of 2019. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $197,000 and $370,000 for the three and six months ended June 30, 2020, compared to $190,000 and $392,000 for the same periods in 2019.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	$	$	$	$
Total interest income	10,468	10,462	20,955	20,624
Total interest expense	999	1,304	2,270	2,483

Net interest income	9,469	9,158	18,685	18,141
Tax equivalent adjustment	197	190	370	392

Net interest income (fully taxable equivalent)	9,666	9,348	19,055	18,533

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

The expectations for the remainder of the year are that there will be no further rate drops or increases. Management anticipates a reduction in interest income in the remaining quarters of 2020 as a result of the significant Federal Reserve rate decreases. All of the Corporation’s Prime-based floating rate loans reset lower in March, while floating rate securities reset when the quarterly reset dates were reached. Asset yields are much lower going into the second half of 2020 and interest income will become harder to grow without significant growth in earning assets.

The shape of the U.S. Treasury curve also directly impacts the Corporation’s net interest income. The U.S. Treasury curve was flat coming into 2020, and after the rapid decline in short and long-term rates driven by the COVID-19 environment and the Federal Reserve rate drops, the yield curve remained flat, but rates also reached historic lows. This is detrimental to banks as funding sources are typically shorter terms than the assets invested in and asset yields are much lower than they were even a year ago. A sharper yield curve is beneficial to financial institutions as a larger spread can be made on the asset versus the liability utilized. For the first two months of 2020, the spread between the 2-year and 10-year U.S. Treasury averaged around 21 basis points. For the month of March, this spread averaged 42 basis points but the Treasury rates were at much lower levels. For the second quarter of 2020, the spread between the 2-year and 10-year U.S. Treasury averaged 49 basis points. These spreads are very low from a historical perspective.

The combination of lower rates, and a generally flat yield curve out to longer rates, makes it more difficult for the Corporation to generate higher net interest income. The Corporation’s net interest margin declined slightly in the first quarter of 2020 and declined more significantly in the second quarter of 2020. It is likely the net interest margin will continue to decline through the remainder of 2020. Any increase in net interest income will need to come from growth of interest earning assets.

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate was 5.50% as of June 30, 2019, 4.75% as of December 31, 2019, and 3.25% as of June 30, 2020, after the 150 basis points of Federal Reserve rate drops in March of 2020. The Corporation’s Prime-based loans, including home equity lines of credit and some variable rate commercial loans, reprice a day after the Federal Reserve rate movement.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As a result of the significant growth of the loan portfolio and savings on the interest expense side, the Corporation’s NII on a tax equivalent basis has been increasing. Despite a lower net interest margin, the Corporation still achieved a slightly higher NII in the second quarter of 2020 and for the first half of 2020 compared to the same periods in the prior year. The net interest margin began decreasing on a quarterly basis in the latter part of 2019 after the Federal Reserve dropped rates by 75 basis points. This margin decreased slightly in the first quarter of 2020 and more significantly in the second quarter of 2020 with the drastic rate drops in March. The Corporation’s NII on a tax-equivalent basis increased for the three months ended June 30, 2020, by $318,000, or 3.4%, over the same period in 2019. For the six months ended June 30, 2020, NII increased $522,000, or 2.8%, compared to the first six months of 2019. Management’s asset liability sensitivity measurements continue to show a benefit to both margin and NII given Federal Reserve rate increases. Actual results over the past two years have confirmed the asset sensitivity of the Corporation’s balance sheet. Management expects that any improvements in NII will be driven primarily by loan growth since asset yields will continue to decline.

The Corporation has maintained a low average cost of funds over the past few years but funding costs had increased slightly throughout the first part of 2019 before the Fed rate drops. Deposit rates had been increasing slightly and the cost of borrowings was up due to a higher rate environment. However, with the recent steep drops in market rates, funding costs are once again declining and the Corporation is achieving savings on both the deposit and borrowings side. With a very low Prime rate projected throughout the remainder of 2020, the Corporation’s asset yields will see a decrease, but helping to offset this decline will be a stabilization of costs on the interest expense side. The recent sharp Federal Reserve rate decreases have already reduced the Corporation’s NII and net interest margin (NIM), primarily because of the variable rate portion of the loan portfolio, which resets every time the Prime rate changes. Variable rate loans have averaged between 17% and 20% of the loan portfolio for the first half of 2020.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With lower Treasury rates in the first six months of 2020 compared to the same period in 2019, security reinvestment has generally been occurring at lower yield levels. Because of the lower market interest rates and very flat yield curve, it is difficult to achieve substantially higher yields in the securities portfolio but there have been some pockets of opportunities to reposition the portfolio by selling securities at gains and reinvesting in slightly higher yielding instruments to benefit the Corporation’s earnings going forward.

The Corporation’s loan portfolio yield has decreased from the prior years’ period as the variable rate portion of the loan portfolio repriced lower with each Federal Reserve rate movement and some fixed rate borrowers requested loan modifications to reset their rates lower in the current record low market rate environment. The vast majority of the Corporation’s commercial Prime-based loans were priced at the Prime rate, which was 4.75% to start 2020, and then 4.25% as of March 4, 2020, and 3.25% as of March 16, 2020 through June 30, 2020. The pricing for the most typical five-year fixed rate commercial loans is currently slightly higher than the Prime rate. With the significant March Federal Reserve rate reductions, adding variable rate loans to the portfolio means they will be priced at very low rates to start but can reprice lower if the Federal Reserve lowers rates any further and would reprice higher if the Federal Reserve would increase rates. There are elements of the Corporation’s Prime-based commercial loans priced above the Prime rate based on the level of credit risk of the borrower. Management does price a portion of consumer variable rate loans above the Prime rate, which also helps to improve loan yield. Both commercial and consumer Prime-based pricing continues to be influenced by local competition.

Mid-term and long-term interest rates on average were much lower in 2020 compared to 2019. The average rate of the 10-year U.S. Treasury was 1.02% in the first six months of 2020 compared to 2.49% in the first six months of 2019, and it stood at 0.66% on June 30, 2020, compared to 2.00% on June 30, 2019. The slope of the yield curve has been compressed throughout 2019 and 2020. As of March 31, 2019, the U.S. Treasury curve was inverted with the 10-year U.S. Treasury rate 50 basis points lower than the Fed funds rate. As of June 30, 2020, the 10-year U.S. Treasury rate was only 41 basis points higher than the Fed funds rate. The slope of the yield curve has fluctuated many times in the past two years with the 10-year U.S. Treasury yield as high as 1.88% in the first six months of 2020 and 2.79% in the first six months of 2019, and as low as 0.54% in 2020, and 2.00% in 2019.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s cost of funds remained low and stable through the first quarter of 2020 and then decreased through the second quarter of 2020 influenced by lower costs on deposits, but offset partially by elevated costs on borrowings with $154,000 of prepayment penalties recorded on FHLB long-term advances. Management expects the cost of funds will decline during the remainder of 2020 as deposits continue to reprice to lower rates and the new FHLB advances initiated in the first half of 2020 are at lower rates than those that were paid off early. Core deposit interest rates were reduced six times throughout the first half of 2020 and time deposit rates have also decreased resulting in maturing time deposits repricing at lower levels or moving into core deposit products. Management does not anticipate significant deposit rate movements in the remainder of the year as deposits are now priced at very low rates. Typically, financial institutions will make small systematic moves on core interest bearing accounts while making larger rate increases in the pricing of new or reissued time deposits. Borrowing costs, and the wholesale borrowing curves that they are based on, generally follow the direction and slope of the U.S. Treasury curve. However, these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation refinanced the maturing or paid off borrowings at lower rates in 2020, so the interest expense on borrowings will decline moving forward.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Six Months Ended June 30,			Six Months Ended June 30,
	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	59	(144)	(85)	(54)	(27)	(81)

Securities available for sale:
Taxable	217	(477)	(260)	(29)	280	251
Tax-exempt	(3)	(49)	(52)	(315)	5	(310)
Total securities	214	(526)	(312)	(344)	285	(59)

Loans	1,779	(1,039)	740	2,270	970	3,240
Regulatory stock	28	(62)	(34)	21	22	43

Total interest income	2,080	(1,771)	309	1,893	1,250	3,143

INTEREST EXPENSE

Deposits:
Demand deposits	51	(514)	(463)	54	594	648
Savings deposits	6	(22)	(16)	2	—	2
Time deposits	(31)	125	94	(52)	148	96
Total deposits	26	(411)	(385)	4	742	746

Borrowings:
Total borrowings	62	110	172	5	116	121

Total interest expense	88	(301)	(213)	9	858	867

NET INTEREST INCOME	1,992	(1,470)	522	1,884	392	2,276

During the first six months of 2020, the Corporation’s NII on an FTE basis increased by $522,000, or 2.8%, over the same period in 2019. Total interest income on an FTE basis for the six months ended June 30, 2020, increased $309,000, or 1.5%, from 2019, while interest expense decreased $213,000, or 8.6%, for the six months ended June 30, 2020, compared to the same period in 2019. The FTE interest income from the securities portfolio decreased by $312,000, or 7.5%, while loan interest income increased $740,000, or 4.5%. During the first six months of 2020, additional loan volume caused by loan growth added $1,779,000 to net interest income, but the lower yields caused a $1,039,000 decrease, resulting in a total increase of $740,000. Higher balances in the securities portfolio caused an increase of $214,000 in NII, while lower yields on securities caused a $526,000 decrease, resulting in a net decrease of $312,000.

The average balance of interest bearing liabilities increased by 6.2% during the six months ended June 30, 2020, compared to the prior year driven by growth in deposit balances. The lower cost on deposit accounts resulted in a decrease in interest expense. Lower rates on demand and savings deposits partially offset by higher rates on time deposits caused a $411,000 decrease in interest expense while slightly higher balances of demand and savings deposits caused an increase in expense of $26,000 resulting in a total decrease of $385,000.

Out of all the Corporation’s deposit types, interest-bearing demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes. Time deposit balances decreased resulting in a $31,000 reduction to expense, and time deposits repricing to higher interest rates increased interest expense by $125,000, causing a net total increase of $94,000 in time deposit interest expense. Even with the low rate environment, the Corporation was successful in increasing balances of other deposit types.

The average balance of outstanding borrowings increased by 7.6% from the prior year, which resulted in an increase in interest expense of $62,000. Although interest rates were lower in the first half of 2020 compared to the prior year, the Corporation paid off a number of long-term advances with prepayment penalties, which increased interest expense by $110,000. The aggregate of these amounts was an increase in interest expense of $172,000 related to total borrowings.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended June 30,
	2020			2019
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	31,764	21	0.26	22,292	119	2.14

Securities available for sale:
Taxable	229,341	1,085	1.89	211,520	1,289	2.44
Tax-exempt	97,514	802	3.29	89,831	753	3.35
Total securities (d)	326,855	1,887	2.31	301,351	2,042	2.71

Loans (a)	827,386	8,674	4.20	721,770	8,354	4.64

Regulatory stock	7,429	83	4.47	6,859	137	7.99

Total interest earning assets	1,193,434	10,665	3.58	1,052,272	10,652	4.05

Non-interest earning assets (d)	71,016			68,746

Total assets	1,264,450			1,121,018

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	274,419	110	0.16	260,750	449	0.69
Savings deposits	238,056	12	0.02	202,415	26	0.05
Time deposits	128,109	421	1.32	136,721	439	1.29
Borrowed funds	76,051	456	2.41	75,160	390	2.08
Total interest bearing liabilities	716,635	999	0.56	675,046	1,304	0.77

Non-interest bearing liabilities:

Demand deposits	425,773			334,287
Other	4,429			3,777

Total liabilities	1,146,837			1,013,110

Stockholders' equity	117,613			107,908

Total liabilities & stockholders' equity	1,264,450			1,121,018

Net interest income (FTE)		9,666			9,348

Net interest spread (b)			3.02			3.28
Effect of non-interest
bearing deposits			0.22			0.28
Net yield on interest earning assets (c)			3.24			3.56

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $2,129,000 as of June 30, 2020, and $1,669,000 as of June 30, 2019.  Such fees and costs recognized through income and included in the interest amounts totaled $168,000 in 2020, and ($129,000) in 2019.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Six Months Ended June 30,
	2020			2019
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	25,312	81	0.64	16,846	166	1.99

Securities available for sale:
Taxable	229,245	2,348	2.05	210,622	2,608	2.48
Tax-exempt	92,105	1,503	3.26	92,269	1,555	3.37
Total securities (d)	321,350	3,851	2.40	302,891	4,163	2.75

Loans (a)	793,692	17,165	4.33	713,243	16,424	4.62

Regulatory stock	7,449	228	6.13	6,680	263	7.86

Total interest earning assets	1,147,803	21,325	3.72	1,039,660	21,016	4.05

Non-interest earning assets (d)	71,700			66,595

Total assets	1,219,503			1,106,255

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	270,095	415	0.31	254,536	878	0.70
Savings deposits	226,973	35	0.03	201,972	51	0.05
Time deposits	130,907	902	1.39	135,999	808	1.20
Borrowed funds	79,085	918	2.33	73,487	746	2.02
Total interest bearing liabilities	707,060	2,270	0.65	665,994	2,483	0.75

Non-interest bearing liabilities:

Demand deposits	390,775			331,319
Other	4,163			3,352

Total liabilities	1,101,998			1,000,665

Stockholders' equity	117,505			105,590

Total liabilities & stockholders' equity	1,219,503			1,106,255

Net interest income (FTE)		19,055			18,533

Net interest spread (b)			3.07			3.30
Effect of non-interest
bearing deposits			0.25			0.27
Net yield on interest earning assets (c)			3.32			3.57

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $2,057,000 as of June 30, 2020, and $1,639,000 as of June 30, 2019.  Such fees and costs recognized through income and included in the interest amounts totaled $49,000 in 2020, and ($248,000) in 2019.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s interest income increased primarily due to increased interest income on loans, but the increase in income was the result of loan growth, not an increase in asset yield, resulting in a lower NIM of 3.24% for the second quarter of 2020, compared to 3.56% for the second quarter of 2019, and 3.32% for the year-to-date period in 2020, compared to 3.57% in 2019. The yield earned on assets decreased by 33 basis points during the six months ended June 30, 2020, while the rate paid on liabilities decreased by 10 basis points when comparing both years. This resulted in a 22 basis point decrease in interest spread, and the effect of non-interest bearing deposits decreased by three basis points during the six months ended June 30, 2020, compared to the prior year, resulting in the decrease in NIM of 25 basis points. Management anticipates further declines in NIM during the remainder of 2020 as the Federal Reserve has decreased rates by 150 basis points in March of 2020, putting pressure on the Corporation’s asset yields, which was first fully felt in the second half of 2020. Loan yields decreased in the first six months of 2020 compared to the prior year primarily as a result of the 75 basis points of Prime decline experienced in the second half of 2019 and the 150 basis points of Prime decline in the first quarter of 2020. Growth in the loan portfolio will help to offset a declining asset yield moving through 2020. The Corporation’s loan yield decreased 29 basis points in the first six months of 2020 compared to the first six months of 2019. Loan interest income increased $741,000, or 4.5%, for this time period as a result of the growth in balances.

Loan pricing was challenging in the first half of 2020 as a result of the very low rate environment and competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate or below. The Prime rate was 5.50% as of June 30, 2019, and was moderately higher than the typical business or commercial five-year fixed rates being extended at that time. The Prime rate decreased by 1.50% in March of 2020 to 3.25%, which is now just below the typical rate of a five-year fixed-rate loan. The commercial or business fixed rates do increase with longer fixed terms or lower credit quality. In terms of the variable rate pricing, nearly all variable rate loans offered are Prime-based. Management is able to price loan customers with higher levels of credit risk at Prime plus pricing, such as Prime plus 0.75%, which amounted to 4.00% at June 30, 2020, still a relatively low rate. However, only a small minority of the loans in the commercial and agricultural portfolios are at these higher rates due to the strong credit quality of the Corporation’s borrowers and market competition. Competition in the immediate market area has been pricing select shorter-term fixed-rate commercial and agricultural lending rates below 3.50% for the strongest loan credits.

Tax equivalent yields on the Corporation’s securities decreased by 35 basis points for the six months ended June 30, 2020, compared to the same period in 2019. The Corporation’s securities portfolio consists of approximately 79% fixed income debt instruments and 21% variable rate product as of June 30, 2020. The Corporation’s taxable securities experienced a 43 basis-point decrease in yield for the six months ended June 30, 2020, compared to the same period in 2019. Security reinvestment in the first six months of 2020 has been occurring at lower rates due to the significant decline in U.S. Treasury rates. In addition, the Corporation’s U.S. agency mortgage-backed securities and collateralized mortgage obligations experience faster principal prepayments as market rates decrease, causing the amortization of premium to increase, effectively decreasing the yield.

The yield on tax-exempt securities decreased by 11 basis points for the six months ended June 30, 2020. For the Corporation, these bonds consist entirely of tax-free municipal bonds. While the tax-exempt yields on municipal bonds declined with the tax rate change at the end of 2017, yields became more attractive again during the latter part of 2019 and the first half of 2020. After selling out of many of these instruments to shorten the duration of the Corporation’s portfolio and provide a better interest rate risk profile, management began investing in more of these bonds in the first and second quarters of 2020 as yields stood out and provided better returns than other sectors of the portfolio.

The Corporation’s average deposits increased $94.9 million, or 10.3%, with all types of interest-bearing deposits increasing $35.5 million, or 6.0%, while non-interest bearing demand deposits increased $59.5 million, or 17.9%. In the current rate environment, with short-term rates low and with small rate differences for longer-term deposits, the consumer generally elected to stay short and maintain funds in accessible deposit instruments. In addition to the consumer staying liquid with their available funds, there has been a general trend of funds flowing from time deposit accounts into non-interest checking, NOW and savings accounts. The average balance of time deposits declined during the first six months of 2020 compared to 2019, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits, causing total interest bearing funds to increase. Time deposit balances had been growing throughout 2018 and 2019 due to the odd-month CD promotions available at those times, but with the recent sharp decline in rates, management expects these time deposit balances to decrease throughout the remainder of 2020 as a result of customers electing to allow maturing time deposit balances to roll off and hold them in a liquid account until there is some sign of rate increases.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Interest expense on deposits decreased by $385,000, or 22.2%, for the six months ended June 30, 2020, compared to the same period in 2019. Demand and savings deposits reprice in their entirety whenever the offering rates are changed, so with each successive rate drop in the first half of 2020, these deposits repriced lower. Interest rates on interest checking and money market accounts were decreased four times in March of 2020 and two times in the second quarter of 2020. For the six months ended June 30, 2020, the average balances of interest bearing demand deposits increased by $15.6 million, or 6.1%, over the same period in 2019, while the average balance of savings accounts increased by $25.0 million, or 12.4%.

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During the six months ended June 30, 2020, time deposit balances decreased compared to balances at June 30, 2019. The decrease can be attributed to the low rates paid on time deposits, which has caused the differential between time deposit rates and rates on non-maturity deposits to be minimal, as well as more competitive time deposit rates being offered by other financial institutions in the local market area. As a result, customers have elected to keep more of their funds in non-maturity deposits and less funds in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a more balanced deposit funding position and maintain a lower cost of funds. The Corporation did offer two odd-month CD specials during 2018 and 2019 that did impact interest expense paid on time deposits. For this reason, the Corporation’s interest expense on time deposits increased by $94,000, or 11.6%, for the first six months of 2020, compared to the same period in 2019 despite the decrease in average balance. This growth in interest expense was due to the higher promotional rates that were offered beginning in the fourth quarter of 2018. The average annualized interest rate paid on time deposits increased by 19 basis points for the six-month period when comparing both years. Management anticipates the interest expense on time deposits and annualized rate paid will begin to decline throughout the remainder of 2020 as these higher-priced time deposits mature and reprice at much lower levels or convert to non-maturity deposits.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. Average short-term advances of $4,638,000 were utilized in the six months ended June 30, 2020, while average short-term advances of $2,506,000 were utilized in the six months ended June 30, 2019. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. Average total borrowings increased by $5,598,000, or 7.6%, for the six months ended June 30, 2020, compared to the same period in 2019. Interest expense on borrowed funds increased $172,000, or 23.1%, for the six-month period when comparing 2020 to 2019, driven higher by $154,000 of FHLB interest prepayment penalties on the early payoff of several advances.

For the six months ended June 30, 2020, the net interest spread decreased by 23 basis points to 3.07%, compared to 3.30% for the six months ended June 30, 2019. The effect of non-interest bearing funds decreased to 25 basis points from 27 basis points for the six months ended June 30, 2019. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. For example, if an interest checking account with $10,000 earns 1%, the benefit for $10,000 of non-interest bearing deposits is equivalent to $100; but if the interest-checking rate is increased to 1.50%, then the benefit of the non-interest bearing funds is $150. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the higher cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses (ALLL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ALLL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a provision expense of $975,000 for the three months ended June 30, 2020, and $1,325,000 for the six months ended June 30, 2020, compared to $30,000 and $210,000 for the three and six months ended June 30, 2019, respectively. The analysis of the ALLL takes into consideration, among other things, the following factors:

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

During the six months ended June 30, 2020, the Corporation recorded provision expense of $1,325,000 primarily due to a decline in economic and business conditions related to COVID-19, which caused an increase in the qualitative factors regarding outside market conditions. This increase in qualitative factors caused a higher required provision as credit losses may be incurred as businesses deal with the challenges presented by COVID-19 and the change in business practice.

As of June 30, 2020, total delinquencies represented 0.41% of total loans, compared to 0.44% as of June 30, 2019. These ratios are very low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The level of classified loans has increased from June 30, 2019 to June 30, 2020, from 14.8% of regulatory capital to 19.7% of regulatory capital. The delinquency and classified loan information is utilized in the quarterly ALLL calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. The level of actual charge-offs relative to the amount of recoveries can also have a significant impact on the provision. Management had minimal charge-offs and recoveries in the first six months of 2020.

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

In the first six months of 2020, qualitative factors were adjusted based on current information regarding delinquency, economic conditions, and other factors. Increases in qualitative factors were made across all loan pools related to national and local economic trends and conditions. This factor was increased by 5 or 10 basis points based on the loan pool. Other factors changed minimally in 2020.

Management also monitors the allowance as a percentage of total loans. The percentage of the allowance to total loans has increased since June 30, 2019, and remains higher than the Bank’s national peer group from the Uniform Bank Performance Reports. As of June 30, 2020, the allowance as a percentage of total loans was 1.29%, up from 1.25% at June 30, 2019, and December 31, 2019. Management continues to evaluate the ALLL in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the ALLL is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Other Income

Other income for the second quarter of 2020 was $4,068,000, an increase of $1,306,000, or 47.3%, compared to the $2,762,000 earned during the second quarter of 2019. For the year-to-date period ended June 30, 2020, other income totaled $6,835,000, an increase of $1,529,000, or 28.8%, compared to the same period in 2019. The following tables detail the categories that comprise other income. As illustrated in the tables below the primary contributor to the increase was the gains on the sales of mortgages.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019
	$	$	$	%

Trust and investment services	416	505	(89)	(17.6)
Service charges on deposit accounts	205	355	(150)	(42.3)
Other service charges and fees	430	338	92	27.2
Commissions	649	756	(107)	(14.2)
Gains on securities transactions, net	367	106	261	246.2
Gains on equity securities, net	5	27	(22)	(81.5)
Gains on sale of mortgages	1,690	415	1,275	307.2
Earnings on bank owned life insurance	205	179	26	14.5
Other miscellaneous income	101	81	20	24.7

Total other income	4,068	2,762	1,306	47.3

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019
	$	$	$	%

Trust and investment services	1,038	1,042	(4)	(0.4)
Service charges on deposit accounts	520	677	(157)	(23.2)
Other service charges and fees	794	646	148	22.9
Commissions	1,335	1,411	(76)	(5.4)
Gains on securities transactions, net	649	187	462	247.1
Gains (losses) on equity securities, net	(225)	44	(269)	(611.4)
Gains on sale of mortgages	2,231	764	1,467	192.0
Earnings on bank owned life insurance	411	357	54	15.1
Other miscellaneous income	82	178	(96)	(53.9)

Total other income	6,835	5,306	1,529	28.8

Trust and investment services income decreased $89,000, or 17.6%, and $4,000, or 0.4%, for the three and six months ended June 30, 2020, compared to the same periods last year. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the second quarter of 2020, traditional trust income decreased by $10,000, or 3.3%, while income from alternative investments decreased by $79,000, or 35.5%, compared to the second quarter of 2019. For the six months ended June 30, 2020, traditional trust services income increased by $6,000, or 1.0%, while income from alternative investment services decreased by $10,000, or 2.5%, compared to the same period in 2019. The decline in income from the investment services area for both time periods can be attributed to less new business, which was impacted, by COVID-19 and the branch lobby closures during the second quarter. Management would expect activity to increase again going into the remainder of 2020. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there continues to be great need for retirement, estate, small business succession planning, and personal investment services in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Service charges on deposit accounts decreased by $150,000, or 42.3%, and $157,000, or 23.2%, for the three and six months ended June 30, 2020, compared to the same periods in 2019. The decrease is primarily due to a decrease in overdraft fees that were lower by $128,000, or 44.7%, and $119,000, or 22.0%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. This decline can be primarily attributed to the current economic environment, which has necessitated changes in customer behaviors. Various other fee income categories increased or decreased to lesser degrees making up the remainder of the variance compared to the prior year.

Other service charges and fees increased by $92,000, or 27.2%, and $148,000, or 22.9%, for the three and six months ended June 30, 2020, compared to the same periods in 2019. The increase is primarily due to an increase in loan administration fees that were higher by $119,000, or 206.5%, and $116,000, or 88.8%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. This was a result of increased secondary market mortgage activity due to the very low interest rate environment. Additionally, loan modification fees were higher by $60,000, or 558.8%, and $74,000, or 406.7%, for the three and six months ended June 30, 2020, compared to the same periods in the prior year. Partially offsetting these increases, fees on an off-balance sheet cash management product decreased by $72,000, or 70.3%, and $48,000, or 25.7%, for the three and six months ended June 30, 2020, compared to the same periods in 2019. Various other fee income categories increased or decreased to lesser degrees making up the remainder of the variance compared to the prior year.

Commissions decreased by $107,000, or 14.2%, and $76,000, or 5.4%, for the three and six months ended June 30, 2020, compared to the same periods in 2019. This was primarily caused by debit card interchange income, which decreased by $64,000, or 9.7%, and $71,000, or 5.7%, for the three and six months ended June 30, 2020, compared to the same periods in 2019. The interchange income is a direct result of the volume of debit card transactions processed and this income decreased during the second quarter of 2020 as customer spending changed with lower levels of purchases impacted by COVID-19.

For the three and six months ended June 30, 2020, $372,000 and $424,000 of gains on securities transactions were recorded, respectively, compared to gains of $133,000 and $231,000, respectively, for the same periods in 2019. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses recorded by the Corporation depend heavily on market pricing and the volume of security sales. Generally, the lower U.S. Treasury yields go, the more management will be motivated to pursue taking gains from the sale of securities. However, these market opportunities are evaluated subject to the Corporation’s other asset liability measurements and goals. The yield curve in the first six months of 2020 provided better opportunities to take gains out of the portfolio than during the first six months of 2019.

Gains on the sale of mortgages were $1,690,000 for the three-month period ended June 30, 2020, compared to $415,000 for the same period in 2019, a $1,275,000, or 307.2% increase. For the six-month period ended June 30, 2020, mortgage gains amounted to $2,231,000, compared to $764,000 for the same period in 2019, a $1,467,000, or 192.0% increase. Mortgage activity was significantly higher in the first half of 2020 compared to the prior year as a result of historically low interest rates and a surge in mortgage refinancing activity. Management currently anticipates that gains throughout the remainder of 2020 may continue at a higher level compared to the prior year, but a lower level compared to the first half of 2020, due to the favorable rate environment and reasonable margins received on the mortgages that are being sold.

For the three months ended June 30, 2020, earnings on bank-owned life insurance (BOLI) increased by $26,000, or 14.5%, and for the six months ended June 30, 2020, earnings on BOLI increased by $54,000, or 15.1%, compared to the same periods in 2019. The amount of BOLI income is generally dependent upon the actual return of the policies, the insurance cost components, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses.

The miscellaneous income category increased by $20,000, or 24.7%, for the three months ended June 30, 2020, and decreased by $96,000, or 53.9%, for the six months ended June 30, 2020, compared to the same periods in 2019. The quarterly increase can be attributed to an increase of $28,000 in net mortgage servicing income while the year-to-date decrease can be attributed to a decline in this income of $108,000. Amortization on mortgage servicing assets was very high in the first quarter of 2020 and then came down significantly in the second quarter resulting in these variances.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Operating Expenses

Operating expenses for the second quarter of 2020 were $8,244,000, a modest increase of $27,000, or 0.3%, compared to the $8,217,000 for the second quarter of 2019. For the year-to-date period ended June 30, 2020, operating expenses totaled $17,354,000, an increase of $855,000, or 5.2%, compared to the same period in 2019. The following tables provide details of the Corporation’s operating expenses for the three and six-month periods ended June 30, 2020, compared to the same periods in 2019.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,
	2020	2019	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	4,966	5,105	(139)	(2.7)
Occupancy expenses	616	590	26	4.4
Equipment expenses	316	287	29	10.1
Advertising & marketing expenses	218	166	52	31.3
Computer software & data processing expenses	768	609	159	26.1
Bank shares tax	239	232	7	3.0
Professional services	507	556	(49)	(8.8)
Other operating expenses	614	672	(58)	(8.6)
Total Operating Expenses	8,244	8,217	27	0.3

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2020	2019	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	10,662	10,293	369	3.6
Occupancy expenses	1,207	1,220	(13)	(1.1)
Equipment expenses	606	574	32	5.6
Advertising & marketing expenses	492	416	76	18.3
Computer software & data processing expenses	1,474	1,266	208	16.4
Bank shares tax	479	465	14	3.0
Professional services	1,130	1,031	99	9.6
Other operating expenses	1,304	1,234	70	5.7
Total Operating Expenses	17,354	16,499	855	5.2

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise approximately 61% of the Corporation’s total operating expenses. For the three months ended June 30, 2020, salaries and benefits decreased $139,000, or 2.7%, from the same period in 2019. For the six months ended June 30, 2020, salaries and benefits increased $369,000, or 3.6%, compared to the six months ended June 30, 2019. Salaries decreased by $301,000, or 8.1%, and employee benefits increased by $161,000, or 11.7%, for the three months ended June 30, 2020, compared to the same period in 2019. For the six months ended June 30, 2020, salary expense increased by $96,000, or 1.3%, while employee benefits increased by $273,000, or 9.6%, compared to the six months ended June 30, 2019. Salary costs were lower for the quarter due to higher deferred costs on loan originations, which are recorded as a contra salary expense. However, for the year-to-date period, salary costs were higher primarily due to a performance bonus paid out in the first quarter of 2020. Employee benefits expense was at a higher level for the quarter and year-to-date periods in 2020 due to higher health insurance costs, which increased by $146,000, or 21.8%, and $311,000, or 22.7%, for the three and six months ended June 30, 2020, compared to the same periods in 2019.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Occupancy expenses increased $26,000, or 4.4%, and decreased by $13,000, or 1.1%, for the three and six months ended June 30, 2020, compared to the same periods in the prior year. Building repair and maintenance costs increased by $44,000, or 173.2%, and $47,000, or 79.4%, when comparing the three and six months ended June 30, 2020, to the same periods in the prior year. For the year-to-date period, depreciation costs decreased by $21,000, or 5.9%, and snow removal costs decreased by $55,000, or 79.2%. Various other occupancy expense categories increased or decreased by smaller amounts making up the remainder of the quarter and year-to-date variance.

Equipment expenses increased $29,000, or 10.1%, and $32,000, or 5.6%, for the three and six months ended June 30, 2020, compared to the same periods in the prior year. Equipment repair and maintenance costs increased by $25,000, or 190.4%, and $33,000, or 126.7%, when comparing the three and six months ended June 30, 2020, to the same periods in the prior year. Various other occupancy expense categories increased or decreased by smaller amounts making up the remainder of the quarter and year-to-date variance.

Advertising and marketing expenses increased by $52,000, or 31.3%, and $76,000, or 18.3%, for the three and six months ended June 30, 2020, compared to the same periods in 2019. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses increased by $70,000, or 58.3%, for the quarter-to-date period, and increased by $88,000, or 31.9%, for the year-to-date period ended June 30, 2020, compared to the same periods in the prior year. Public relations expenses decreased by $19,000, or 42.0%, and $12,000, or 8.7%, for the three and six months ended June 30, 2020, compared to the same periods in 2019. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is highly dependent upon the execution of those strategies.

Computer software and data processing expenses increased by $159,000, or 26.1%, for the second quarter of 2020 compared to 2019, and $208,000, or 16.4%, for the six months ended June 30, 2020, compared to the same periods in 2019. Software-related expenses were up by $118,000, or 35.9%, for the three months ended June 30, 2020, and by $141,000, or 19.7%, for the six months ended June 30, 2020, compared to the same periods in the prior year. The increases were primarily a result of increased amortization on existing software as well as purchases of new software platforms to support the strategic initiatives of the Corporation. Software expenses are likely to continue to increase in 2020, but the actual increase will be dependent on how quickly new software platforms are identified, analyzed, approved and placed into service. Data processing fees were up $42,000, or 14.8%, and $66,000, or 12.1%, for the three and six months ended June 30, 2020, compared to the same periods in 2019.

Bank shares tax expense was $239,000 for the second quarter of 2020, an increase of $7,000, or 3.0%, from the second quarter of 2019. For the year-to-date period, shares tax increased by $14,000, or 3.0%, compared to the prior year. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. The shares tax calculation uses a period-end balance of shareholders’ equity and a tax rate of 0.95%. The increase in 2020 can be primarily attributed to the Corporation’s growing value of shareholders’ equity.

Professional services expense decreased by $49,000, or 8.8%, and increased by $99,000, or 9.6%, for the three and six-month periods ended June 30, 2020, compared to the same periods in 2019. These services include accounting and auditing fees, legal fees, and fees for other third-party services. Trust department processing fees were lower by $48,000, or 56.3%, for the three months ended June 30, 2020, compared to the same period in the prior year accounting for the quarterly decrease. Other outside service fees increased by $130,000, or 30.9%, for the six months ended June 30, 2020, compared to the same period in 2019 making up the year-to-date variance. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Income Taxes

For the six months ended June 30, 2020, the Corporation recorded Federal income tax expense of $1,077,000, compared to $1,046,000 for the six months ended June 30, 2019. The effective tax rate for the Corporation was 15.7% for the six months ended June 30, 2020, compared to 15.5% for the same period in 2019. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and BOLI income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate. The effective tax rate is calculated by dividing the Corporation’s provision for Federal income taxes on the Consolidated Statements of Income by the income before income taxes for the applicable period.

The Corporation’s effective tax rate has historically been maintained at low levels primarily due to a relatively high level of tax-free municipal bonds held in the securities portfolio. The fluctuation of the effective tax rate will occur as a result of total tax-free revenue as a percentage of total revenue. The higher effective tax rate for the year-to-date period in 2020 was primarily caused by the higher income before taxes.

The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation’s Holding Company has very limited taxable corporate net income activities. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is subject to Pennsylvania Bank Shares Tax. Like Federal Corporate income tax, the Pennsylvania Bank Shares Tax is a significant expense for the Corporation, amounting to $479,000 in the first six months of 2020 compared to $465,000 in 2019. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of June 30, 2020, the Corporation had $341.5 million of securities available for sale, which accounted for 26.3% of assets, compared to 26.9% as of December 31, 2019, and 26.3% as of June 30, 2019. Based on ending balances, the securities portfolio increased 14.9% from June 30, 2019, and 8.5% from December 31, 2019.

The securities portfolio was showing a net unrealized gain of $5,724,000 as of June 30, 2020, compared to an unrealized gain of $2,027,000 as of December 31, 2019, and an unrealized gain of $377,000 as of June 30, 2019. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates. The 10-year U.S. Treasury yield was 2.00% as of June 30, 2019, 1.92% as of December 31, 2019, and 0.66% as of June 30, 2020. The lower Treasury rates have caused an increase in market valuation, which has resulted in the higher unrealized gains recorded at June 30, 2020 compared to lower levels of gains at December 31, 2019 and June 30, 2019.

The table below summarizes the Corporation’s amortized cost, unrealized gain or loss position, and fair value for each sector of the securities portfolio for the periods ended June 30, 2020, December 31, 2019, and June 30, 2019.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
June 30, 2020
U.S. government agencies	8,217	162	8,379
U.S. agency mortgage-backed securities	71,241	1,312	72,553
U.S. agency collateralized mortgage obligations	45,854	708	46,562
Asset-backed securities	33,340	(1,389)	31,951
Corporate bonds	62,426	1,005	63,431
Obligations of states and political subdivisions	107,885	3,926	111,811
Total debt securities, available for sale	328,963	5,724	334,687
Equity securities	6,977	(202)	6,775
Total securities	335,940	5,522	341,462

December 31, 2019
U.S. government agencies	32,621	3	32,624
U.S. agency mortgage-backed securities	48,859	(233)	48,626
U.S. agency collateralized mortgage obligations	60,124	129	60,253
Asset-backed securities	23,646	(384)	23,262
Corporate bonds	54,604	276	54,880
Obligations of states and political subdivisions	86,216	2,236	88,452
Total debt securities	306,070	2,027	308,097
Equity securities	6,685	23	6,708
Total securities	312,755	2,050	314,805

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
June 30, 2019
U.S. government agencies	31,186	(155)	31,031
U.S. agency mortgage-backed securities	46,899	(807)	46,092
U.S. agency collateralized mortgage obligations	54,906	2	54,908
Asset-backed securities	13,926	(67)	13,859
Corporate bonds	52,680	(182)	52,498
Obligations of states and political subdivisions	90,953	1,586	92,539
Total debt securities	290,550	377	290,927
Equity securities	6,242	(11)	6,231
Total securities available for sale	296,792	366	297,158

Interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income securities portfolio. There are also a number of other market factors that impact bond prices. During the second half of 2019, the Federal Reserve decreased short-term rates three times for a total of 75 basis points, and during the first quarter of 2020, the Federal Reserve decreased short-term rates two times for a total of 150 basis points. Market conditions in the first half of 2020 were very unpredictable and fast changing due to the start of and continuing impact of COVID-19 and the declaration of a global pandemic on March 11, 2020. The Fed’s reduction of interest rates was in response to this pandemic and caused short-term and long-term Treasury rates to decline at a rapid pace to reach all-time lows. This pandemic continued to have far-reaching impacts on local, national, and global economies and supply chains and negatively affected market pricing resulting in lower unrealized gains on the securities portfolio despite lower Treasury rates at March 31, 2020, compared to December 31, 2019. However, unrealized gains on the securities portfolio increased during the second quarter ending at $5,522,000 as of June 30, 2020. The 10-year U.S. Treasury reached a low of 0.54% on March 9, 2020, compared to a 2020 high of 1.88% to start the year. The COVID-19 pandemic continues to have significant impacts on rates and the economy and management believes this will continue throughout 2020 resulting in these very low rates for the remainder of the year. Beyond interest rate movements, there are also a number of other factors that influence bond pricing including regulatory changes, financial performance of issuers, changes to credit rating of insurers of bonds, changes in market perception of certain classes of securities, and many more. Management monitors the changes in interest rates and other market influences to assist in management of the securities portfolio.

Any material increase in market interest rates would have a negative impact on the market value of the Corporation’s fixed income debt securities. As of June 30, 2020, approximately 78% of the Corporation’s debt securities were fixed rate securities with the other 22% variable rate. The variable rate instruments generally experience very little impact to valuation based on a change in rates because they trade on a spread over overnight rates such as LIBOR. However, with the Federal Reserve drastically reducing the Federal funds rate by 1.50% in March to 0.25% it caused the market to view floating rate bonds differently, as the new effective yields on those securities would be significantly reduced upon the next rate reset; whereas fixed rate securities without call options could maintain their effective yield in a new bond market with sharply lower yields. Therefore, the valuation of the fixed rate securities held up better when the securities portfolio was valued for March 31, 2020 and June 30, 2020. Generally the longer the bond and the longer the call protection, the better the bond did in terms of valuation. The municipal bond sector is the largest of the portfolio and, as a result, management will closely monitor the 10-year U.S. Treasury yield due to its impact on these securities. The other sectors of the portfolio have shorter lives and duration and would be more influenced by the 2-year and 5-year U.S. Treasury rates. It is anticipated that the current unrealized gains could improve even further if market rates remain stagnant or decrease during the remainder of the year.

The effective duration of the Corporation’s portfolio continues to be at historic lows but increased slightly in the second quarter of 2020, to 2.4, from 2.2 as of December 31, 2019. Effective duration is a measurement of the length of the securities portfolio with a higher level indicating more length and more exposure to an increase in interest rates. The securities portfolio base case effective duration was 2.3 as of June 30, 2019. Duration is expected to remain stable or increase slightly throughout the remainder of 2020. The Corporation was able to reduce effective duration by purchasing more variable rate securities throughout 2018 and 2019. Additionally, with declining rates, pass-through structures of MBS and CMO instruments typically shorten in duration as principal payments increase.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Management’s actions to maintain reasonable effective duration of the securities portfolio are part of a broader asset liability plan to continually work to mitigate future interest rate risk and fair value risk to the Corporation. Part of that strategy is to retain higher levels of cash and cash equivalents to increase liquidity and provide an immediate hedge against higher interest rates and fair value risk. However, despite taking actions to mitigate the Corporation’s future risk, these risks are inherent to the banking model. Unrealized gains and losses on securities will vary significantly according to market forces. Management’s focus will continue to be on the long-term performance of these securities. While management has and will continue to take gains from the portfolio when opportunities exist, the broader securities strategy remains to buy and hold debt securities until maturity. Because market interest rates were declining rapidly in the first six months of 2020, there was some opportunity to realize gains from the sales of securities. As a result, gains from the sales of debt securities were up for the six months ended June 30, 2020, compared to the prior year’s period.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed and variable rate bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book and fair market value of $6.1 million. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price. The Corporation also has a small portfolio of bank stocks with a book value of $829,000 and fair market value of $627,000 as of June 30, 2020. The fair value of the bank stocks was significantly impacted by the COVID-19 pandemic and the drastic devaluation of bank stocks during this time. The equity holdings make up 2.0% of the Corporation’s securities available for sale.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending
	June 30, 2020		December 31, 2019		June 30, 2019
	$	%	$	%	$	%

U.S. government agencies	8,379	2.5	32,624	10.5	31,031	10.4
U.S. agency mortgage-backed securities	72,553	21.2	48,626	15.4	46,092	15.5
U.S. agency collateralized mortgage obligations	46,562	13.6	60,253	19.1	54,908	18.5
Asset-backed securities	31,951	9.4	23,262	7.4	13,859	4.7
Corporate debt securities	63,431	18.6	54,880	17.4	52,498	17.7
Obligations of states and political subdivisions	111,811	32.7	88,452	28.1	92,539	31.1
Total debt securities, available for sale	334,687	98.0	308,097	97.9	290,927	97.9

Marketable equity securities (a)	6,775	2.0	6,708	2.1	6,231	2.1

Total securities	341,462	100.0	314,805	100.0	297,158	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	credit risk of each instrument and risk-based capital considerations
•	Federal income tax considerations with regard to obligations of tax-free states and political subdivisions.

The Corporation’s U.S. government agency sector decreased by $22.7 million, or 73.0%, since June 30, 2019, with the weighting decreased from 10.4% of the portfolio to 2.5%. In the past, management’s goal was to maintain agency securities at approximately 10% of the securities portfolio. In the current rate environment, management is comfortable maintaining agencies below this level. With the drastic decline in market rates throughout the first half of 2020, many U.S. agency securities were called and a number of others were sold during the six months ended June 30, 2020. In the past, this sector was important in maintaining adequate risk weightings of the portfolio and to ensure sufficient U.S. government securities for pledging purposes, but management has been utilizing both mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs) to do the same. Management has increased the allocations of these two sectors as a group since June 30, 2019, MBS to a greater degree. Next to U.S. Treasuries, U.S. agencies are viewed as the safest securities and are considered by management as a foundational component of the portfolio.

The Corporation’s U.S. agency MBS and CMO sectors have increased since June 30, 2019, with MBS increasing $26.5 million, or 57.4%, and CMOs decreasing $8.3 million, or 15.2%. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow of approximately $2.0 - $3.0 million per month. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS and CMO securities is reasonably stable and as a group is material, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Asset-backed securities increased by $18.1 million, or 130.5%, from June 30, 2019 to June 30, 2020. These securities are floating rate student loan pools which are instruments that will perform well in a rates-up environment and offset the interest rate risk of the longer fixed-rate municipal bonds. These securities provide a variable rate return materially above the overnight Federal funds rate in a safe investment with a risk rating very similar to that of U.S. Agency bonds. The asset-backed securities generally provide monthly principal and interest payments to complement the Corporation’s ongoing cash flow.

As of June 30, 2020, the fair value of the Corporation’s corporate bonds increased by $10.9 million, or 20.8%, from balances at June 30, 2019. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, are tax-free and taxable securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. However, due to the decrease in the Federal tax rate as enacted by the Tax Cuts and Jobs Act, municipal yields do not outperform the other segments of the securities portfolio to the same degree as years prior to 2018. Municipal securities were purchased throughout the first half of 2020 due to market conditions that led to favorable yields on some instruments. The Corporation also began purchasing some taxable municipal securities that added to the value of this sector. Due to these purchases, the fair market value of municipal holdings has increased by $19.3 million, or 20.8%, from June 30, 2019 to June 30, 2020. Municipal bonds represented 32.7% of the securities portfolio as of June 30, 2020, compared to 31.1% as of June 30, 2019. The Corporation’s investment policy limits municipal holdings to 125% of Tier 2 capital. As of June 30, 2020, municipal holdings amounted to 89% of Tier 2 capital.

The Corporation’s investment policy requires that municipal bonds not carrying any insurance coverage have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of June 30, 2020, no municipal bonds carried a credit rating under these levels.

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

By policy, management is to identify and recommend whether to hold or sell securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase, or below investment grade. Management monitors the security ratings on a monthly basis and reviews quarterly with the Board of Directors. Management, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines or below investment grade based on the expectation of recovery of market value or improved performance. At this time management has elected, and the Board has approved, holding all securities that have fallen below initial policy guidelines. As of June 30, 2020, no securities have fallen below investment grade.

As of June 30, 2020, 8 of the 35 corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 98.6% of book value, with the vast majority of these unrealized losses on variable rate corporate bonds where valuation was impacted by the sudden March 2020 overnight rate decreases. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of June 30, 2020, all but two of the corporate bonds had at least one A3 or A- rating by one of the two predominate credit rating services, Moody’s and S&P. These two corporate bonds were from the same issuer and had a total book value of $3.0 million, and did not have an A3 or A- rating as of June 30, 2020. These bonds were rated Moody’s Baa1 and S&P BBB+, which are two levels above the minimum required to be considered investment grade. Management conducts ongoing monitoring of these bonds and has chosen to continue to hold these bonds with Board approval. In addition, there are fourteen corporate bond instruments that have split ratings with the highest rating within the Corporation’s initial purchase policy guidelines and the lower rating outside of management guidelines, but all are still investment grade. The fourteen bonds have a book value of $22.5 million with a $341,000 unrealized gain as of June 30, 2020. Management conducts ongoing monitoring of these bonds with the Board approving holding these securities on a quarterly basis. Currently, there are no indications that any of these bonds would discontinue contractual payments.

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

Loans

Net loans outstanding increased by 16.3%, to $825.2 million at June 30, 2020, from $709.4 million at June 30, 2019. Net loans increased by 10.9%, an annualized rate of 21.8%, from $744.2 million at December 31, 2019. The following table shows the composition of the loan portfolio as of June 30, 2020, December 31, 2019, and June 30, 2019.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	June 30,		December 31,		June 30,
	2020		2019		2019
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	125,925	15.1	120,212	16.0	104,418	14.6
Agriculture mortgages	175,108	20.9	175,367	23.3	168,726	23.5
Construction	20,285	2.4	16,209	2.2	18,151	2.5
Total commercial real estate	321,318	38.4	311,788	41.5	291,295	40.6

Consumer real estate (a)
1-4 family residential mortgages	261,772	31.3	258,676	34.4	241,134	33.6
Home equity loans	10,688	1.3	9,770	1.3	10,536	1.5
Home equity lines of credit	69,507	8.3	70,809	9.4	66,535	9.3
Total consumer real estate	341,967	40.9	339,255	45.1	318,205	44.4

Commercial and industrial
Commercial and industrial	129,459	15.5	58,019	7.7	61,298	8.6
Tax-free loans	16,607	2.0	16,388	2.2	16,815	2.3
Agriculture loans	21,581	2.6	20,804	2.8	20,641	2.9
Total commercial and industrial	167,647	20.1	95,211	12.7	98,754	13.8

Consumer	5,061	0.6	5,416	0.7	8,397	1.2

Total loans	835,993	100.0	751,670	100.0	716,651	100.0
Less:
Deferred loan fees (costs), net	24		(1,948)		(1,705)
Allowance for loan losses	10,770		9,447		8,957
Total net loans	825,199		744,171		709,399

(a) Residential real estate loans do not include mortgage loans serviced for others which totaled $187,258,000

There was significant growth in the loan portfolio since June 30, 2019, and December 31, 2019, respectively. Most major loan categories showed an increase in balances from both time periods. Loan growth was significant in 2019 and continued with growth in the first six months of 2020 driven primarily by the funding of Payroll Protection Program (PPP) loans to local businesses.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The consumer residential real estate category represents the largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $318.2 million on June 30, 2019, to $342.0 million on June 30, 2020, a 7.5% increase. This category includes closed-end fixed rate or adjustable-rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged close to 40% of total loans. As of June 30, 2019, this percentage was 44.4%, and as of June 30, 2020, it decreased to 40.9%. Management expects the consumer residential real estate category to increase at a similar pace throughout the remainder of 2020 due to a continued effort to increase mortgage volume, aided by lower interest rates, which should continue to motivate home buyers and those refinancing. Although economic conditions for consumers have deteriorated with the COVID-19 pandemic, increased unemployment, and decreased consumer spending, the mortgage market continues to remain relatively strong as consumers refinance existing debt to lower rates. Market conditions have been changing rapidly throughout the first six months of 2020 and the rest of the year is unpredictable, but management would expect mortgage volume to continue at fairly high levels.

The first lien 1-4 family mortgages increased by $20.6 million, or 8.6%, from June 30, 2019, to June 30, 2020. These first lien 1-4 family loans made up 76% of the residential real estate total as of June 30, 2019, and 77% as of June 30, 2020. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. In the second quarter of 2020, mortgage production increased 86% over the previous quarter, and was up 93% over the second quarter of 2019.  This brought year-to-date mortgage originations to $98.5 million, a 59% increase over the same period last year.  Purchase money origination constituted 45% of the Corporation’s mortgage originations for the six months ended June 30, 2020, with construction-only and construction-permanent loans making up 40% of that mix.  With continued heavier than normal refinance activity, the percentage of mortgage originations going in the Corporation’s held-for-investment mortgage portfolio declined with more customers opting for held-for-sale fixed rate products.  Through June 30, 2020, 41% of all mortgage originations were held in the mortgage portfolio, 65% of which were adjustable rate mortgages.  As of June 30, 2020, ARM balances were $131.9 million, representing 50% of the 1-4 family residential loan portfolio of the Corporation. The ARM product is beneficial to the Corporation as it limits the interest rate risk to a much shorter time period.

As of June 30, 2020, the remainder of the residential real estate loans consisted of $10.7 million of fixed rate junior lien home equity loans, and $69.5 million of variable rate home equity lines of credit (HELOCs). This compares to $10.5 million of fixed rate junior lien home equity loans, and $66.5 million of HELOCs as of June 30, 2019. Therefore, combined, these two types of home equity loans increased from $77.0 million to $80.2 million, an increase of 4.2%. The majority of borrowers had been choosing variable rate HELOC loans throughout 2019 particularly after the Federal Reserve lowered rates three times in the second half of the year. With the further rate declines in the first quarter of 2020, management expects HELOC activity to increase with customers choosing variable rate product over fixed rate product until rates begin to increase again.

Commercial real estate makes up of 38.3% of total loans as of June 30, 2020, compared to 40.6% of total loans as of June 30, 2019. Within the commercial real estate segment there has been an increase in agricultural mortgages and commercial mortgages over the past year, with construction based mortgages remaining stable. Agricultural mortgages increased $6.4 million, or 3.8%, from $168.7 million as of June 30, 2019, to $175.1 million as of June 30, 2020. The increase in agricultural mortgages was caused by an increase in the pipeline of agricultural projects throughout 2019. These loans are now closing as some farmers are moving ahead with projects that may have been on hold for a period of time. Dairy lending remains constrained with milk prices at three-year lows and it does not appear pricing will improve materially in the immediate future. There have been overcapacity issues with some consolidation of the area’s larger milk producers. Several dairy farmers have left the industry or are in the process of doing so. Approximately 45% of the Corporation’s agricultural purpose loans support dairy operations while another 25% are either broiler or egg producers. Management believes the level of agricultural mortgages will steadily increase aided by the Corporation’s heavy focus on the agricultural community and a full staff ready to meet agriculture lending needs, but challenged by the declining economic conditions for farmers in the local market area.

Commercial mortgages increased $21.5 million, or 20.6%, from balances at June 30, 2019. Commercial mortgages as a percentage of the total loan portfolio increased to 15.0% as of June 30, 2020, compared to 14.6% at June 30, 2019. New loan production in this segment is currently outpacing normal principal payments, pay downs, and payoffs. The commercial real estate market environment is showing slow growth in the Corporation’s market area but more competition is vying for this business. Management expects commercial real estate loans to remain stable as a percentage of the Corporation’s loans for the remainder of 2020.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s commercial construction loan balances increased by $2.1 million, or 11.8%, from June 30, 2019 to June 30, 2020. Management was experiencing some demand for smaller residential builds like construction on existing lots but no new large scale projects. Commercial construction loans were 2.5% of the total loan portfolio as of June 30, 2019, compared to 2.4% as of June 30, 2020.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 20.1% of total loans as of June 30, 2020, compared to 13.8% as of June 30, 2019. The significant increase in this loan category is due solely to the PPP loans which amounted to $76.0 million as of June 30, 2020. Outside of this loan growth, commercial and industrial loans would have decreased from June 30, 2019 to June 30, 2020. In scope, the commercial and industrial loan sector, at 20.1% of total loans, is significantly smaller than the commercial real estate sector at 38.3% of total loans. This is consistent with management’s credit preference for obtaining real estate collateral when making commercial loans. The balance of total commercial and industrial loans increased from $98.8 million at June 30, 2019, to $167.6 million at June 30, 2020, a 69.6% increase. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. The balance at June 30, 2020, also includes the PPP loans, which will likely decline rapidly beginning in the fourth quarter of 2020 as these loans are forgiven by the SBA after businesses prove they used the funds for qualified expenses. Management anticipates that these loans will experience a significant decline in the remainder of 2020 and into 2021.

The Corporation provides credit to many small and medium-sized businesses. Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees. Commercial and industrial loans, including PPP loans, increased to $129.5 million at June 30, 2020, a $68.2 million, or 111.3% increase, from the $61.3 million at June 30, 2019. The tax-free loans declined by $0.2 million, or 1.2%, from balances at June 30, 2019, and the commercial and industrial agricultural loans increased by $0.9 million, or 4.6%.

The consumer loan portfolio decreased to $5.1 million at June 30, 2020, from $8.4 million at June 30, 2019. Consumer loans made up 0.6% of total loans on June 30, 2020, and 1.2% on June 30, 2019. The decrease in consumer loans since June 30, 2019, was primarily due to a large-balance consumer purpose loan made to a high net worth customer that was paid off in the third quarter of 2019. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans that are generally unsecured. Slightly higher demand for unsecured credit is being outpaced by principal payments on existing loans resulting in the decrease in balances. Management anticipates that the Corporation’s level of consumer loans will likely remain stable as a percentage of the portfolio, as the need for additional unsecured credit is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2020	2019	2019
	$	$	$

Nonaccrual loans	886	1,984	1,809
Loans past due 90 days or more and still accruing	309	821	242
Troubled debt restructurings	1,941	1,157	—
Total non-performing loans	3,136	3,962	2,051

Other real estate owned	—	—	—

Total non-performing assets	3,136	3,962	2,051

Non-performing assets to net loans	0.38%	0.53%	0.29%

The total balance of non-performing assets increased by $1.1 million, or 52.9%, from June 30, 2019 to June 30, 2020, but declined by $0.8 million, or 20.8%, from balances at December 31, 2019. The increase from the prior year was primarily due to higher levels of troubled debt restructurings (TDRs). Non-accrual loans decreased by $923,000, or 51.0%, since June 30, 2019, and loans past due 90 days or more and still accruing were up slightly from the prior year period, but down by $512,000, or 62.4% since December 31, 2019. There were two non-performing TDR loans and one performing TDR loan as of June 30, 2020. The first, an agriculture mortgage of $677,000 had cash flow difficulties and a modification in payment terms was made to allow annual interest and principal payments. The second TDR loan was a $439,000 1–4 family real estate secured loan with a payment modification made in the form of granting a nine-month interest-only payment. This second TDR loan was both non-accrual and TDR. For this above non-performing chart, the $439,000 real estate loan is listed under TDR loans. An additional $824,000 loan to a farmer was classified as TDR as of December 31, 2019.

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

There was no other real estate owned (OREO) as of June 30, 2020, December 31, 2019, or June 30, 2019.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the six-month periods ended June 30, 2020 and June 30, 2019. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES

(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30
	2020	2019
	$	$

Balance at January 1,	9,447	8,666
Loans charged off:
Real estate	—	—
Commercial and industrial	—	—
Consumer	16	23
Total charged off	16	23

Recoveries of loans previously charged off:
Real estate	(11)	(87)
Commercial and industrial	(2)	(14)
Consumer	(1)	(3)
Total recovered	(14)	(104)
Net loans charged off (recovered)	2	(81)

Provision charged to operating expense	1,325	210

Balance at June 30,	10,770	8,957

Net charge-offs as a % of average total loans outstanding	0.00%	(0.01%)

Allowance at end of period as a % of total loans	1.29%	1.25%

Charge-offs for the six months ended June 30, 2020, were $16,000, compared to $23,000 for the same period in 2019. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first six months of 2020 and 2019, the Corporation charged off several smaller amounts related to consumer loans. Recoveries were lower in the first six months of 2020 as the Corporation recovered a larger amount related to a real estate borrower in 2019 with only small amounts recovered in the first six months of 2020.

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

The Corporation’s level of classified loans was $25.1 million on June 30, 2020, compared to $17.8 million on June 30, 2019. Total classified loans increased during 2019 and through the first six months of 2020 primarily related to the downgrade of several unrelated agricultural customers. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. There was $64,000 of specifically allocated allowance against the classified loans as of June 30, 2020, $189,000 of specific allocation as of December 31, 2019, and $105,000 of specific allocation as of June 30, 2019. Typically, as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance.

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

The allowance as a percentage of total loans was 1.29% as of June 30, 2020, and 1.25% as of December 31, 2019, and June 30, 2019. Management anticipates that the allowance percentage will increase during the remainder of 2020, as the allowance balance is increased with additional provision expense and the total loan balance decreases with the payoff of PPP loans. It is typical for the allowance for loan losses to contain a small amount of excess reserves. Over the long term, management targets and excess reserve at approximately 5% knowing that the reserve can fluctuate. The excess reserve stood at 3.3% as of June 30, 2020. Management would anticipate that this unallocated portion of the allowance could increase throughout the remainder of 2020.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $0.4 million, or 1.6%, to $24.9 million as of June 30, 2020, from $25.3 million as of June 30, 2019. As of June 30, 2020, $178,000 was classified as construction in process compared to $104,000 as of June 30, 2019. Fixed assets declined as a result of depreciation outpacing new purchases in 2020.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $6.9 million of regulatory stock holdings as of June 30, 2020, consisted of $6.7 million of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding FHLB borrowings and mortgage activity. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $6.7 million on June 30, 2020, $7.1 million on December 31, 2019, and $6.8 million on June 30, 2019, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

The 2020 second quarter dividend declaration made on FHLB stock by FHLB of Pittsburgh was at a 6.25% annualized yield on activity stock and 3.00% annualized yield on membership stock. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB.

Deposits

The Corporation’s total ending deposits at June 30, 2020, increased by $133.8 million, or 13.7%, and by $166.3 million, or 17.7%, from December 31, 2019, and June 30, 2019, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity markets continued to lead customers to banks for safe places to deposit money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since June 30, 2019, with the changes being a $120.9 million, or 35.0% increase in non-interest bearing demand deposit accounts, a $19.1 million, or 86.9% increase in interest bearing demand balances, a $12.0 million, or 13.0% increase in NOW balances, a $15.6 million, or 11.2% decrease in money market account balances, a $40.9 million, or 19.8% increase in savings account balances, and a $11.0 million, or 8.0% decrease in time deposit balances.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The growth across most categories of core deposit accounts is a direct result of the PPP loan funding process as many customers applied for PPP loans with the approved funds deposited directly into their ENB deposit accounts. In addition, customer spending patterns have changed throughout the COVID-19 pandemic with government aid helping to financially support individuals and businesses and customers spending less and saving more. With the decrease in rates that occurred during the first half of 2020, customer deposits increased with few options in the market to earn a return. Customers view demand deposit, money market and savings accounts as the safest, most convenient place to maintain funds for maximum flexibility. Management believes deposit balances may decrease through the remainder of 2020 with many variables impacting economic activity and with PPP loans being forgiven and funds being utilized to support ongoing business operations.

The Deposits by Major Classification table, shown below, provides the balances of each category for June 30, 2020, December 31, 2019, and June 30, 2019.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	June 30,	December 31,	June 30,
	2020	2019	2019
	$	$	$

Non-interest bearing demand	466,392	363,857	345,483
Interest bearing demand	41,083	25,171	21,982
NOW accounts	104,593	96,941	92,578
Money market deposit accounts	123,212	141,649	138,793
Savings accounts	246,762	211,285	205,902
Time deposits	125,872	135,185	136,868
Total deposits	1,107,914	974,088	941,606

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of June 30, 2020, time deposit balances had decreased $11.0 million, or 8.0%, from June 30, 2019, and $9.3 million, or 6.9%, from December 31, 2019. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With the Federal Reserve rate decreases in 2019 and the first quarter of 2020, there is minimal differences between shorter term CD rates and interest bearing non-maturity deposits, influencing customers to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas.

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Borrowings

Total borrowings were $65.1 million, $78.1 million, and $74.6 million as of June 30, 2020, December 31, 2019, and June 30, 2019, respectively. Of these amounts, $0.2 million reflect short-term funds as of December 31, 2019, with no short-term funds outstanding as of June 30, 2020 or 2019. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $65.1 million as of June 30, 2020, $77.9 million as of December 31, 2019, and $74.6 million as of June 30, 2019. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances at June 30, 2020, December 31, 2019, and June 30, 2019. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances typically at rate savings. With the declining rates throughout the first six months of 2020, management took advantage of the environment and prepaid $30.5 million of FHLB advances for a total penalty amount of $154,000 and initiated a select number of newer advances at lower rates. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of June 30, 2020, the Corporation was significantly under this policy guideline at 5.0% of asset size with $65.1 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of June 30, 2020, the Corporation was significantly under this policy guideline at 53.3% of capital with $65.1 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings well within these policy guidelines throughout all of 2019 and through the first six months of 2020.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $471.7 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of June 30, 2020	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	13.4%	8.0%	10.0%
Bank	13.3%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.3%	6.0%	8.0%
Bank	12.1%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.3%	4.5%	6.5%
Bank	12.1%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	9.3%	4.0%	5.0%
Bank	9.2%	4.0%	5.0%

As of December 31, 2019
Total Capital to Risk-Weighted Assets
Consolidated	14.5%	8.0%	10.0%
Bank	14.4%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	13.4%	6.0%	8.0%
Bank	13.2%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	13.4%	4.5%	6.5%
Bank	13.2%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	9.9%	4.0%	5.0%
Bank	9.8%	4.0%	5.0%

As of June 30, 2019
Total Capital to Risk-Weighted Assets
Consolidated	14.7%	8.0%	10.0%
Bank	14.6%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.6%	6.0%	8.0%
Bank	13.4%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.6%	4.5%	6.5%
Bank	13.4%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.0%	4.0%	5.0%
Bank	9.9%	4.0%	5.0%

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

Index

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s dividends per share for the six months ended June 30, 2020, were $0.32, a 4.9% increase from the $0.305 paid out in the first six months of 2019. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier I capital to average assets between 9.5% and 12.0%. The Corporation’s current tier I capital ratio is 9.3%. This ratio has fallen below the lower limit in the Corporation’s capital plan primarily as a result of the significant balance sheet growth during the first half of 2020. Management anticipates this ratio will be back within guidelines by the end of 2020 as the balance sheet should decline with the payoff of PPP loans. As a secondary measurement, the capital plan also targets a long-term dividend payout ratio in the range of 30% to 45%. This ratio will vary according to income, but over the long term, the Corporation’s goal is to maintain and target a payout ratio within this range. For the six months ended June 30, 2020, the payout ratio was 31.1%. Management’s goal is to maintain all regulatory capital ratios at current levels. Future dividend payout ratios are dependent on the future level of earnings and other factors that impact the level of capital.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of June 30, 2020, the Corporation showed an unrealized gain, net of tax, of $4,522,000, compared to an unrealized gain of $1,600,000 at December 31, 2019, and an unrealized gain of $298,000 as of June 30, 2019. These unrealized gains, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. No impairment was recorded in the six months ended June 30, 2020, or in the same prior year period. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of June 30, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

June 30,
2020
$
Commitments to extend credit:
Revolving home equity	112,830
Construction loans	30,834
Real estate loans	70,043
Business loans	149,913
Consumer loans	1,344
Other	4,889
Standby letters of credit	8,834

Total	378,687

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. As of June 30, 2020, all maturity gap ratios were higher than corporate policy guidelines, due to a larger amount of loans and securities now maturing in less than five years, influenced very directly by the PPP loans that will mature in the next one to two years. The six-month gap ratio was 211.1%, compared to an upper policy guideline of 155%; the one-year gap ratio was also 211.1%, compared to an upper policy guideline of 140%; the three-year gap ratio was 177.2%, compared to an upper guideline of 125%; and the five-year gap ratio was 147.8%, compared to an upper policy guideline of 115%. The results show asset sensitivity. In a rising interest rate cycle with the likelihood of higher rates, higher gap ratios would be more beneficial to the Corporation. However, in a declining rate environment, being asset sensitive is unfavorable. Even though the Corporation shows asset sensitivity above policy guidelines for the longer-term gap measurements, it is likely we would be back in a rising rate environment for those longer three and five-year periods and having asset sensitivity would be beneficial in that case. The current asset sensitivity of the Corporation’s balance sheet does negatively impact performance in the current rates-down interest rate scenario as there are more assets repricing to lower rates than liabilities. This asset sensitivity will be beneficial in the next rates-up cycle. Management will continue to monitor and manage the length of the balance sheet in order to sustain reasonable asset yields in a declining rate environment while still positioning for a likely rising rate environment out in the future.

Index

ENB FINANCIAL CORP

Gap ratios have been increasing for the Corporation throughout 2019 and into 2020. The Corporation’s assets are moderately long, but the length of the securities portfolio and the loan portfolio is more than offset by the length of the Corporation’s core deposit liabilities in conjunction with holding high levels of cash and cash equivalents. Beyond the non-maturity deposits, management is able to utilize the length of wholesale funding instruments to offset the declining length of the CD portfolio. Management believes that the Federal Reserve rate decreases will negatively impact net interest income for the remainder of 2020 as assets continue to reprice to lower levels. However, some savings can be achieved through deposits, primarily the CD portfolio, as the maturing CDs reprice to significantly lower levels.

The size and length of the Corporation’s core deposit liabilities provide the most extension in terms of lengthening the liabilities on the balance sheet. The length of the core deposits is significantly longer than the Corporation’s longest term time deposits and wholesale borrowings. The mix of the Corporation’s liabilities alone would be sufficient to offset the Corporation’s longer assets and to maintain gap ratios within management’s guidelines.

Management desires to show reductions to the cost of funds and improve the loan-to-deposit ratio and does have a large securities portfolio to draw liquidity from in the event deposit growth slows down. Initially in February and March management was selling some securities to fund loan growth that was occurring. However, as deposit growth strengthened in April and May any security sales were related to repositioning the portfolio or taking gains as there was already more than sufficient liquidity available on the balance sheet. With gap ratios that are already sufficiently high, management can put more of the available cash to work earning higher returns than overnight funds earn.

Higher gap ratios are beneficial in providing financial flexibility for the Corporation. Higher gap ratios often are an indication that there are more short-term assets on the balance sheet, providing more available liquidity. The quickest way to elevate gap ratios is to retain higher levels of cash on the balance sheet. Management may desire to have higher gap ratios when factoring in future loan growth or other funding changes to the balance sheet. Since late 2018, management has been actively working to increase the Corporation’s loan-to-deposit ratio. As the loan-to-deposit ratio increases and more loans go on to the Corporation’s balance sheet, the asset mix will generally lengthen and the gap ratios will decline. As of June 30, 2020, the loan-to-deposit ratio was 75.5%, compared to 77.4%, at December 31, 2019, and 76.3% at June 30, 2019. Management anticipates that the loan-to-deposit ratio will remain stable throughout 2020 as loan growth should remain moderate but deposits have been growing at a fast rate as well.

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

The risk of liabilities repricing at higher interest rates is decreasing in the present environment as the Corporation does not foresee the need to raise deposit interest rates with the recent Federal Reserve rate decreases. A number of the Corporation’s maturing time deposits have already repriced to lower rates due to the rapid rate declines during March of 2020. However, a large portion of the Corporation’s deposits are core deposits with little repricing expected to occur in the near future. The Corporation’s maturing time deposits and borrowings are generally repricing to lower interest rates and will continue to do so throughout 2020. The Corporation’s average cost of funds was 32 basis points as of June 30, 2020, which is low from an historic perspective. The Corporation’s average cost of funds was 49 basis points as of December 31, 2019, and 53 basis points as of June 30, 2019. This cost of funds will likely decline further throughout the remainder of 2020. The average cost of funds includes the benefit of non-interest bearing demand deposit accounts.

Deposits had not been very rate sensitive for a number of years as a result of the limited desirable rates available to the deposit customers. The Corporation had experienced a steady growth in both non-interest bearing and interest bearing funds during this last prolonged and historically low interest rate cycle, but in 2018 and through 2019, deposit growth had been slower than in prior years. With the Federal Reserve rate declines in the first quarter of 2020, deposit growth has once again been strong with customers choosing to keep their funds in banks as opposed to investing in other instruments that are more susceptible to market fluctuations. Additionally, with the government aid direct deposits and checks sent out in April of 2020, the Corporation has experienced significant deposit growth since June 30, 2020.

Index

ENB FINANCIAL CORP

The performance of the equity markets also has a bearing on how much of the current deposits will remain at the Corporation. It is management’s observation that since the financial crisis, an element of the Corporation’s deposit customers has been reluctant to redeploy funds presently at banks back into the equity market. This became even more apparent with the COVID-19 pandemic and the volatility in the equity markets caused by this event. Investors have grown weary of the fluctuations in the equity markets. In 2019, the equity markets had very strong gains, which did not adversely impact the Corporation’s deposit growth. In March 2020, with the outbreak of COVID-19, the equity markets recorded their biggest decline in recent history with the market down between 30% and 35% after huge sell-offs. The equity market has fluctuated up and down since then, but this unprecedented decline caused many customers to keep their funds in banks and certainly contributed to the increase in the Corporation’s deposits through the first half of 2020.

The Corporation’s net interest margin is down from levels in the previous quarter. Management’s future asset liability decisions will be dependent upon improvements in asset yield as well as the expected timing of further short-term rate increases or decreases. Management expects that the gap ratios will remain above the established guidelines throughout the remainder of 2020.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of June 30, 2020, the Corporation was within guidelines for all of the above measurements with the exception of the investment portfolio liquidity as a percent of total assets which was 3.47% as of June 30, 2020, compared to a policy range of 4% - 8%. This was primarily due to a much higher balance sheet at June 30, 2020. Investment liquidity is strong in the current low-rate environment and having higher levels of liquidity is not necessarily a good thing because it then gets reinvested at lower rates. When the PPP loans begin to decline and deposit balances come down, the investment portfolio liquidity will once again be a higher percentage of the total balance sheet.

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

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value. The modeling is generally conducted under seven different interest rate scenarios. The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, or 300 basis points, or decrease 25, 50, or 75 basis points. Currently, the flat-rate scenario seems more likely for the remainder of 2020, with the Federal funds rate at 0.25% as of June 30, 2020, compared to 2.50% as of June 30, 2019. The rates-down scenarios are much less likely now with the Federal Reserve rate cuts that already occurred in 2019 and 2020. For that reason, management believes it appropriate to model rates down 25, 50, and 75 basis points to most adequately cover all the reasonably possible declining rate scenarios that the Corporation could face, while continuing to model rates up scenarios of 100, 200, and 300 basis points. While management had previously turned its focus to rates-down scenarios, with each Federal Reserve rate reduction, the ability to further reduce interest rates diminishes and the exposure to higher interest rates increases. The overnight Federal funds rate and the current U.S. Treasury rates are presently at low historical levels. Because of this historical perspective, if management would take a neutral position in terms of the direction of forward interest rates, there is clearly more long term risk of rates going up than down. So while in the near term it is likely we may see no Federal Reserve rate increases or decreases, management remains guarded about the impact of higher interest rates and continues to prepare for rate increases on a larger scale than decreases.

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of June 30, 2020. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

As a result of the many assumptions, this information should not be relied upon to predict future results. Additionally, both of the analyses discussed below do not consider any action that management could take to minimize or offset the negative effect of changes in interest rates. These tools are used to assist management in identifying possible areas of risk in order to address them before a greater risk is posed. Personnel perform an in-depth annual validation and a quarterly review of the settings and assumptions used in the model to ensure reliability of the forecast results. In addition to the annual validation review, management also engages a third party every three years to obtain a complete external review of the model. That review was last completed in the third quarter of 2017 and management is currently in the process of conducting the 2020 review. The purpose was to conduct a comprehensive evaluation of the model input, assumptions, and output and this study concluded that the model is managed appropriately and generating acceptable results. Back testing of the model to actual results is performed quarterly to ensure the validity of the assumptions in the model. The internal and external validations as well as the back testing indicate that the model assumptions are reliable.

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

The second quarter 2020 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of June 30, 2020, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios show a positive impact to net interest income. The increase in net interest income in the up-rate scenarios is largely due to the increase in variable rate loans and the recent purchases of variable rate securities and the cash balances held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates. Loans that are Prime-based will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase. Additionally, deposit rates may level off more when market rates increase by 200 or 300 basis points where variable loan rates will still increase by the same amount as the Prime rate. With the Federal Reserve acting to decrease interest rates by 225 basis points over five meetings held since June 30, 2019, the Corporation has had more exposure to all maturing fixed-rate loans and securities. These assets have been maturing and repricing to lower market rates, while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario.

For the rates-up 100 basis point scenario, net interest income increases by 3.2% compared to the rates unchanged scenario. In the remaining rates-up scenarios, the net interest income increases slightly more substantially reflecting the sizable amount of the Corporation’s interest-earning assets that reprice immediately by the full amount of the Fed increase versus the limited amount of deposit increases that management would approve on the Corporation’s interest-bearing deposits. The higher interest rates go, the greater the likelihood that the proportionality of the Corporation’s deposit rate changes decreases as a percentage of the Federal Reserve’s action. For the rates-up 200 and 300 basis point scenarios, net interest income increases by 7.9% and 13.9%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, and -15%, for the rates-up 100, 200, and 300 basis point scenarios, respectively.

The positive impact of higher rates is primarily due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the Corporation’s relatively high interest earning cash balances and that component of the loans and securities portfolios that reprice in less than one year. This more than offsets the increase in interest expense caused by repricing deposits, where they are only repricing by a fraction of the rate change. The Corporation’s borrowings do price up faster than deposits, generally equivalent to the U.S. Treasury market. However, borrowings only make up approximately 5.5% of the total funding provided by deposits and borrowings. The more aggressive rates-up scenarios also benefit from known historical experience of deposit rate increases lagging and a slowing in the pace of the actual rate increase as interest rates continue to rise. This allows management the ability to benefit from higher rates by controlling the amount of the increase on large amounts of liabilities that could reprice.

As of June 30, 2020, results in the down-25 basis point scenario show a net interest income increase of 0.9% compared to the rates unchanged scenario and compared to a policy guideline of -1.25%. In the rates-down scenarios of -50 and -75 basis points, net interest income decreases by 0.5% and 2.2%, respectively, compared to policy guidelines of -2.5% and -3.75%. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly during the remainder of 2020.

Index

ENB FINANCIAL CORP

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of June 30, 2020, the Corporation was within guidelines for all up-rate scenarios and out of policy guidelines for the down-rate scenarios. The Corporation shows a very favorable benefit to net portfolio value in the rising rate scenario, due primarily to the very low market rates and the elevated amount of core deposits on the Corporation’s balance sheet as of June 30, 2020. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the discount rate used to value the Corporation’s interest bearing accounts decreases, causing a higher net present value for these interest-bearing deposits.

The results as of June 30, 2020, indicate that the Corporation’s net portfolio value would experience valuation gains of 21.7%, 35.1%, and 42.0% in the rates-up 100, 200, and 300 basis point scenarios. Management’s maximum permitted declines in net portfolio value by policy are -5% for rates-up 100 basis points, graduating up to -15% for rates-up 300 basis points. A valuation loss would indicate that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The analysis does show a valuation loss in the down 25, 50, and 75 basis point scenarios of -4.2%, -15.5%, and -27.9%, respectively, compared to policy guidelines of -3.75%, -7.5%, and -11.25%. The Corporation’s expected valuation loss was outside of guidelines for all down-rate scenarios. With the significant declines in the overnight and Prime rate since 2019, the exposure to valuation changes could change going forward if the behavior of the Corporation’s deposits changes due to lower interest rates. With the rapid increase in the Corporation’s core deposits, management would expect a possible decline throughout the remainder of 2020 which would help to limit the exposure to fair value loss in the down-rate scenarios. Management also does not anticipate any further Federal Reserve rate reductions as another 0.25% move down would cause the Federal funds rate range to be -0.25% to 0.00%. The Federal Reserve has signaled that their preferred course of action would be to use other tools available to support the economy before resorting to a further rate reduction.

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

Index

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of June 30, 2020, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

June 30, 2020

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

The COVID-19 pandemic has negatively impacted the global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed or are required to operate at diminished capacities, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended June 30, 2020.

Index

ENB FINANCIAL CORP

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

April 2020	6,400	18.65	6,400	66,423
May 2020	21,566	19.17	21,566	44,857
June 2020	5,000	18.80	5,000	39,857

Total	32,966

* On February 20, 2019, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 100,000 shares of its outstanding common stock. This plan replaced the 2015 plan. The first purchase of common stock under this plan occurred on May 13, 2019. By June 30, 2020, a total of 160,143 shares were repurchased at a total cost of $3,291,000 for an average cost per share of $20.55. The total number of shares authorized to be repurchased under the plan was increased to 200,000 pursuant to the 2-for-1 stock split, which became effective on June 28, 2019.

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

10.3	2020 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on June 3, 2020.)
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

Index

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: August 14, 2020	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: August 14, 2020	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer