Form 10-Q
period 2020-09-30
ENB Financial Corp
filed 2020-11-13
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2020, the registrant had 5,556,413 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

September 30, 2020

Index

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,	September 30,
	2020	2019	2019
	$	$	$
ASSETS
Cash and due from banks	19,979	24,304	23,856
Interest-bearing deposits in other banks	24,347	16,749	17,334
Total cash and cash equivalents	44,326	41,053	41,190
Securities available for sale (at fair value)	360,029	308,097	298,983
Equity securities (at fair value)	6,854	6,708	6,108
Loans held for sale	5,008	2,342	1,578
Loans (net of unearned income)	843,177	753,618	738,104
Less: Allowance for loan losses	11,996	9,447	9,474
Net loans	831,181	744,171	728,630
Premises and equipment	24,696	25,033	25,247
Regulatory stock	6,525	7,291	7,200
Bank owned life insurance	29,418	28,818	28,610
Other assets	8,964	8,237	8,452
Total assets	1,317,001	1,171,750	1,145,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	465,247	363,857	347,929
Interest-bearing	661,574	610,231	599,062
Total deposits	1,126,821	974,088	946,991
Short-term borrowings	1,500	200	—
Long-term debt	60,010	77,872	79,989
Other liabilities	3,362	2,902	3,381
Total liabilities	1,191,693	1,055,062	1,030,361
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,566,413 as of 9/30/20,
5,640,742 as of 12/31/19, and 5,677,161 as of 9/30/19	574	574	574
Capital surplus	4,456	4,482	4,471
Retained earnings	117,960	111,944	110,067
Accumulated other comprehensive income	5,756	1,600	1,685
Less: Treasury stock cost on 172,700 shares as of 9/30/20, 98,372 as of 12/31/19,
and 61,953 as of 9/30/19	(3,438)	(1,912)	(1,160)
Total stockholders' equity	125,308	116,688	115,637
Total liabilities and stockholders' equity	1,317,001	1,171,750	1,145,998

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	8,617	8,501	25,705	24,833
Interest on securities available for sale
Taxable	920	1,179	3,207	3,696
Tax-exempt	690	605	1,899	1,860
Interest on deposits at other banks	31	128	112	294
Dividend income	129	177	419	531

Total interest and dividend income	10,387	10,590	31,342	31,214

Interest expense:
Interest on deposits	430	889	1,782	2,626
Interest on borrowings	415	412	1,333	1,158

Total interest expense	845	1,301	3,115	3,784

Net interest income	9,542	9,289	28,227	27,430

Provision for loan losses	1,250	630	2,575	840

Net interest income after provision for loan losses	8,292	8,659	25,652	26,590

Other income:
Trust and investment services income	442	538	1,480	1,580
Service fees	701	701	2,015	2,024
Commissions	781	734	2,116	2,145
Gains on the sale of debt securities, net	55	42	704	229
Gains (losses) on equity securities, net	(54)	7	(279)	51
Gains on sale of mortgages	2,081	606	4,312	1,370
Earnings on bank-owned life insurance	209	186	620	543
Other income	159	129	241	307

Total other income	4,374	2,943	11,209	8,249

Operating expenses:
Salaries and employee benefits	5,860	5,227	16,522	15,520
Occupancy	598	605	1,805	1,825
Equipment	298	297	904	871
Advertising & marketing	184	205	676	621
Computer software & data processing	835	620	2,309	1,886
Shares tax	239	233	718	698
Professional services	549	448	1,679	1,479
Other expense	635	493	1,939	1,727

Total operating expenses	9,198	8,128	26,552	24,627

Income before income taxes	3,468	3,474	10,309	10,212

Provision for federal income taxes	533	550	1,610	1,596

Net income	2,935	2,924	8,699	8,616

Earnings per share of common stock	0.53	0.51	1.56	1.51

Cash dividends paid per share	0.160	0.155	0.480	0.460

Weighted average shares outstanding	5,564,158	5,685,679	5,591,027	5,690,788

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	$	$	$	$

Net income	2,935	2,924	8,699	8,616

Other comprehensive income, net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized gains arising during the period	1,616	1,798	5,962	9,549
Income tax effect	(339)	(378)	(1,250)	(2,005)
	1,277	1,420	4,712	7,544

Gains recognized in earnings	(55)	(42)	(704)	(229)
Income tax effect	12	9	148	48
	(43)	(33)	(556)	(181)

Other comprehensive income, net of tax	1,234	1,387	4,156	7,363

Comprehensive Income	4,169	4,311	12,855	15,979

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$
Balances, December 31, 2018	574	4,435	104,067	(5,678)	(596)	102,802
Net income	—	—	2,603	—	—	2,603
Other comprehensive income net of tax	—	—	—	2,489	—	2,489
Treasury stock purchased - 18,800 shares	—	—	—	—	(330)	(330)
Treasury stock issued - 8,188 shares	—	3	—	—	143	146
Cash dividends paid, $0.15 per share	—	—	(852)	—	—	(852)
Balances, March 31, 2019	574	4,438	105,818	(3,189)	(783)	106,858
Net income	—	—	3,089	—	—	3,089
Other comprehensive income net of tax	—	—	—	3,487	—	3,487
Treasury stock purchased - 29,366 shares	—	—	—	—	(204)	(204)
Treasury stock issued - 16,686 shares	—	16	—	—	151	167
Cash dividends paid, $0.155 per share	—	—	(883)	—	—	(883)
Balances, June 30, 2019	574	4,454	108,024	298	(836)	112,514
Net income	—	—	2,924	—	—	2,924
Other comprehensive income net of tax	—	—	—	1,387	—	1,387
Treasury stock purchased - 22,400 shares	—	—	—	—	(457)	(457)
Treasury stock issued - 7,177 shares	—	17	—	—	133	150
Cash dividends paid, $0.155 per share	—	—	(881)	—	—	(881)
Balances, September 30, 2019	574	4,471	110,067	1,685	(1,160)	115,637

Balances, December 31, 2019	574	4,482	111,944	1,600	(1,912)	116,688
Net income	—	—	2,165	—	—	2,165
Other comprehensive loss net of tax	—	—	—	(497)	—	(497)
Treasury stock purchased - 49,911 shares	—	—	—	—	(1,098)	(1,098)
Treasury stock issued - 7,670 shares	—	(6)	—	—	156	150
Cash dividends paid, $0.16 per share	—	—	(902)	—	—	(902)
Balances, March 31, 2020	574	4,476	113,207	1,103	(2,854)	116,506
Net income	—	—	3,599	—	—	3,599
Other comprehensive income net of tax	—	—	—	3,419	—	3,419
Treasury stock purchased - 32,966 shares	—	—	—	—	(627)	(627)
Treasury stock issued - 8,354 shares	—	(10)	—	—	167	157
Cash dividends paid, $0.16 per share	—	—	(892)	—	—	(892)
Balances, June 30, 2020	574	4,466	115,914	4,522	(3,314)	122,162
Net income	—	—	2,935	—	—	2,935
Other comprehensive income net of tax	—	—	—	1,234	—	1,234
Treasury stock purchased - 16,526 shares	—	—	—	—	(304)	(304)
Treasury stock issued - 9,050 shares	—	(10)	—	—	180	170
Cash dividends paid, $0.16 per share	—	—	(889)	—	—	(889)
Balances, September 30, 2020	574	4,456	117,960	5,756	(3,438)	125,308

See Notes to the Unaudited Consolidated Interim Financial Statements

Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)	Nine Months Ended September 30,
	2020	2019
	$	$
Cash flows from operating activities:
Net income	8,699	8,616
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	2,173	2,592
Amortization of operating leases right-of-use assets	134	131
Increase in interest receivable	(586)	(76)
(Decrease) increase in interest payable	(162)	119
Provision for loan losses	2,575	840
Gains on the sale of debt securities, net	(704)	(229)
Loss (gain) on equity securities, net	279	(51)
Gains on sale of mortgages	(4,312)	(1,370)
Loans originated for sale	(101,044)	(35,657)
Proceeds from sales of loans	102,690	36,878
Earnings on bank-owned life insurance	(620)	(543)
Depreciation of premises and equipment and amortization of software	1,137	1,171
Deferred income tax	(586)	(416)
Other assets and other liabilities, net	(111)	828
Net cash provided by operating activities	9,562	12,833

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	51,451	20,908
Proceeds from sales	50,819	35,818
Purchases	(150,728)	(54,437)
Equity securities
Proceeds from sales	—	168
Purchases	(425)	(163)
Purchase of regulatory bank stock	(1,225)	(2,749)
Redemptions of regulatory bank stock	1,991	1,897
Net increase in loans	(89,270)	(44,441)
Purchases of premises and equipment, net	(705)	(787)
Purchase of computer software	(133)	(68)
Net cash used for investing activities	(138,225)	(43,854)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	165,296	23,701
Net (decrease) increase in time deposits	(12,563)	3,556
Net increase (decrease) in short-term borrowings	1,300	(7,870)
Proceeds from long-term debt	12,984	24,723
Repayments of long-term debt	(30,846)	(10,120)
Dividends paid	(2,683)	(2,616)
Proceeds from sale of treasury stock	477	463
Treasury stock purchased	(2,029)	(991)
Net cash provided by financing activities	131,936	30,846
Increase in cash and cash equivalents	3,273	(175)
Cash and cash equivalents at beginning of period	41,053	41,365
Cash and cash equivalents at end of period	44,326	41,190

Supplemental disclosures of cash flow information:
Interest paid	3,277	3,664
Income taxes paid	2,225	1,300

Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(5,258)	(9,320)
Initial recognition of operating right-of-use assets	—	1,075
Initial recognition of operating lease liabilities	—	1,075

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the third quarter of 2020, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

2.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities held at September 30, 2020, and December 31, 2019, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2020
U.S. government agencies	8,216	157	—	8,373
U.S. agency mortgage-backed securities	64,263	1,492	(91)	65,664
U.S. agency collateralized mortgage obligations	40,236	758	(89)	40,905
Asset-backed securities	41,892	82	(921)	41,053
Corporate bonds	59,436	1,308	(30)	60,714
Obligations of states and political subdivisions	138,701	4,889	(270)	143,320
Total securities available for sale	352,744	8,686	(1,401)	360,029

December 31, 2019
U.S. government agencies	32,621	31	(28)	32,624
U.S. agency mortgage-backed securities	48,859	215	(448)	48,626
U.S. agency collateralized mortgage obligations	60,124	323	(194)	60,253
Asset-backed securities	23,646	7	(391)	23,262
Corporate bonds	54,604	316	(40)	54,880
Obligations of states and political subdivisions	86,216	2,245	(9)	88,452
Total securities available for sale	306,070	3,137	(1,110)	308,097

The amortized cost and fair value of securities available for sale at September 30, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES
(DOLLARS IN THOUSANDS)
	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	47,256	47,804
Due after one year through five years	103,969	106,143
Due after five years through ten years	49,683	50,428
Due after ten years	151,836	155,654
Total debt securities	352,744	360,029

Securities available for sale with a par value of $80,235,000 and $66,712,000 at September 30, 2020, and December 31, 2019, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $85,331,000 at September 30, 2020, and $68,732,000 at December 31, 2019.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE
(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	$	$	$	$
Proceeds from sales	7,001	7,169	50,819	35,818
Gross realized gains	64	43	730	261
Gross realized losses	(9)	(1)	(26)	(32)

Management evaluates all of the Corporation’s securities for other-than-temporary impairment (OTTI) on a periodic basis. No securities in the portfolio had other-than-temporary impairment recorded in the first nine months of 2020 or 2019.

Information pertaining to securities with gross unrealized losses at September 30, 2020, and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of September 30, 2020
U.S. government agencies	—	—	—	—	—	—
U.S. agency mortgage-backed securities	10,586	(75)	2,561	(16)	13,147	(91)
U.S. agency collateralized mortgage obligations	14,940	(89)	—	—	14,940	(89)
Asset-backed securities	13,031	(257)	16,749	(664)	29,780	(921)
Corporate bonds	—	—	3,001	(30)	3,001	(30)
Obligations of states & political subdivisions	22,673	(270)	—	—	22,673	(270)

Total temporarily impaired securities	61,230	(691)	22,311	(710)	83,541	(1,401)

As of December 31, 2019
U.S. government agencies	1,222	(3)	15,971	(25)	17,193	(28)
U.S. agency mortgage-backed securities	5,040	(32)	24,027	(416)	29,067	(448)
U.S. agency collateralized mortgage obligations	17,457	(50)	17,512	(144)	34,969	(194)
Asset-backed securities	10,278	(169)	9,126	(222)	19,404	(391)
Corporate bonds	2,562	(4)	13,041	(36)	15,603	(40)
Obligations of states & political subdivisions	2,642	(9)	—	—	2,642	(9)

Total temporarily impaired securities	39,201	(267)	79,677	(843)	118,878	(1,110)

In the debt security portfolio there were 49 positions that were carrying unrealized losses as of September 30, 2020. There were no instruments considered to be other-than-temporarily impaired at September 30, 2020.

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

3.       Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at September 30, 2020 and December 31, 2019.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2020
CRA-qualified mutual funds	6,162	—	—	6,162
Bank stocks	947	—	(255)	692
Total equity securities	7,109	—	(255)	6,854

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2019
CRA-qualified mutual funds	6,071	—	—	6,071
Bank stocks	614	26	(3)	637
Total equity securities	6,685	26	(3)	6,708

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three and nine months ended September 30, 2020 and 2019, and the portion of unrealized gains and losses for the period that relates to equity investments held as of September 30, 2020 and 2019.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	$	$	$	$

Net gains (losses) recognized in equity securities during the period	(54)	(9)	(279)	35

Less: Net gains realized on the sale of equity securities during the period	—	16	—	16

Unrealized gains (losses) recognized in equity securities held at reporting date	(54)	7	(279)	51

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

4.        Loans and Allowance for Loan Losses

The following table presents the Corporation’s loan portfolio by category of loans as of September 30, 2020, and December 31, 2019:

LOAN PORTFOLIO
(DOLLARS IN THOUSANDS)
	September 30,	December 31,
	2020	2019
	$	$
Commercial real estate
Commercial mortgages	136,125	120,212
Agriculture mortgages	174,150	175,367
Construction	22,380	16,209
Total commercial real estate	332,655	311,788

Consumer real estate (a)
1-4 family residential mortgages	260,465	258,676
Home equity loans	10,788	9,770
Home equity lines of credit	68,368	70,809
Total consumer real estate	339,621	339,255

Commercial and industrial
Commercial and industrial	128,414	58,019
Tax-free loans	16,423	16,388
Agriculture loans	20,494	20,804
Total commercial and industrial	165,331	95,211

Consumer	5,190	5,416

Gross loans prior to deferred fees	842,797	751,670

Deferred loan costs, net	380	1,948
Allowance for loan losses	(11,996)	(9,447)
Total net loans	831,181	744,171

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $217,812,000 and $154,577,000 as of September 30, 2020, and December 31, 2019, respectively.

The largest movement within the Corporation’s loan portfolio since December 31, 2019 was the sharp growth in the commercial and industrial loan sector, which experienced a $70.1 million, or 73.6% increase. This was a direct result of the Small Business Administration’s new Paycheck Protection Program (PPP) established as part of the CARES Act passed in March 2020, to provide relief to small businesses from the impact of COVID-19. The Corporation began making these loans in early April 2020, and by September 30, 2020 had $77.7 million in PPP loan balances. The majority of these loans have been written with a two-year term, however management expects the vast majority of these loans to be forgiven by the SBA, or paid off by the borrower, prior to maturity of the loan. As a result, management expects the commercial and industrial loan balances to decline by December 31, 2020 with further declines during 2021.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of September 30, 2020 and December 31, 2019. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem, if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

September 30, 2020	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	126,713	160,772	20,884	117,506	16,423	18,646	460,944
Special Mention	3,500	2,630	1,496	5,779	—	826	14,231
Substandard	5,912	10,748	—	5,129	—	1,022	22,811
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	136,125	174,150	22,380	128,414	16,423	20,494	497,986

December 31, 2019	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	117,875	158,896	16,209	52,028	16,388	18,530	379,926
Special Mention	827	4,546	—	618	—	939	6,930
Substandard	1,510	11,925	—	5,293	—	1,335	20,063
Doubtful	—	—	—	80	—	—	80
Loss	—	—	—	—	—	—	—

Total	120,212	175,367	16,209	58,019	16,388	20,804	406,999

Substandard loans increased by $2,748,000, or 13.7%, while special mention loans have increased by $7,301,000, or 105.4%, from December 31, 2019 to September 30, 2020. Substandard loans increased from $20.1 million to $22.8 million from December 31, 2019, to September 30, 2020 while special mention loans increased from $6.9 million to $14.2 million during this same period. The loan areas that experienced material changes in special mention and substandard loans were commercial and industrial and commercial mortgages. Under commercial and industrial loans, one $3.5 million non-profit loan and another $1.5 million hotel loan to unrelated borrowers were transferred to special mention, along with a number of smaller loan relationships. During the third quarter of 2020, a bowling alley with a $3.6 million mortgage was downgraded from special mention to substandard. A total of sixteen loans were downgraded to substandard in the third quarter of 2020, twelve of which were downgraded from special mention.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Special mention loans within agriculture declined from $5.5 million to $3.5 million; one farm customer with $1.8 million in outstanding loans was upgraded from special mention to a pass rating, while another customer with $754,000 in outstanding balances was downgraded from a pass rating to special mention.

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of September 30, 2020 and December 31, 2019:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

September 30, 2020	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	259,710	10,696	68,358	5,182	343,946
Non-performing	755	92	10	8	865

Total	260,465	10,788	68,368	5,190	344,811

December 31, 2019	1-4 Family Residentia l Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	257,374	9,678	70,799	5,412	343,263
Non-performing	1,302	92	10	4	1,408

Total	258,676	9,770	70,809	5,416	344,671

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of September 30, 2020 and December 31, 2019:

AGING OF LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
September 30, 2020	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	210	210	135,915	136,125	—
Agriculture mortgages	532	—	—	532	173,618	174,150	—
Construction	—	—	—	—	22,380	22,380	—
Consumer real estate
1-4 family residential mortgages	1,080	—	755	1,835	258,630	260,465	266
Home equity loans	—	—	92	92	10,696	10,788	—
Home equity lines of credit	68	—	10	78	68,290	68,368	10
Commercial and industrial
Commercial and industrial	102	—	495	597	127,817	128,414	—
Tax-free loans	—	—	—	—	16,423	16,423	—
Agriculture loans	32	—	—	32	20,462	20,494	—
Consumer	14	9	8	31	5,159	5,190	8
Total	1,828	9	1,570	3,407	839,390	842,797	284

AGING OF LOANS RECEIVABLE
(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2019	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	228	228	119,984	120,212	—
Agriculture mortgages	962	—	1,070	2,032	173,335	175,367	—
Construction	—	—	—	—	16,209	16,209	—
Consumer real estate
1-4 family residential mortgages	2,254	161	1,302	3,717	254,959	258,676	807
Home equity loans	52	—	92	144	9,626	9,770	—
Home equity lines of credit	43	—	10	53	70,756	70,809	10
Commercial and industrial
Commercial and industrial	68	—	538	606	57,413	58,019	—
Tax-free loans	—	—	—	—	16,388	16,388	—
Agriculture loans	2	—	—	2	20,802	20,804	—
Consumer	14	12	4	30	5,386	5,416	4
Total	3,395	173	3,244	6,812	744,858	751,670	821

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2020 and December 31, 2019:

NONACCRUAL LOANS BY LOAN CLASS
(DOLLARS IN THOUSANDS)
	September 30,	December 31,
	2020	2019
	$	$

Commercial real estate
Commercial mortgages	210	228
Agriculture mortgages	—	1,070
Construction	—	—
Consumer real estate
1-4 family residential mortgages	489	495
Home equity loans	92	92
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	495	538
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	1,286	2,423

As of September 30, 2020 and December 31, 2019, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three and nine months ended September 30, 2020 and September 30, 2019, is as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	$	$	$	$

Average recorded balance of impaired loans	5,060	3,721	4,062	3,278
Interest income recognized on impaired loans	31	11	72	32

There was one loan modification made during the third quarter of 2020 that would be considered a troubled debt restructuring (TDR). One $3.6 million loan was restructured to provide relief to the commercial borrower by reducing the interest rate, providing a six-month interest only period, and extending the amortization period by an additional nine years. In addition to this TDR, deferments of principal related to the impact of COVID-19 did occur beginning in late March 2020, however these modifications are not considered a TDR under the revised COVID-19 regulatory guidance. There was one loan modification that occurred during the first quarter of 2019, constituting a TDR. A modification of the payment terms to a loan customer are considered a TDR if a concession was made to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments.

In the first quarter of 2019, a loan modification was made on a $718,000 agricultural mortgage which moved the timing of the annual principal payment and changed interest payments from monthly to annually. The farmer had suffered a fire loss in late 2018 impacting one year’s harvest. The principal and interest payment due date was reset to November 15, 2019, when it was paid. No other loans were modified during 2019 or 2020.

Included in the impaired loan portfolio are three loans to unrelated borrowers that are being reported as TDRs. The balance of these three TDR loans was $1,932,000 as of September 30, 2020. One of these TDR loans with a balance of $439,000 is also on nonaccrual and is included under 1-4 family residential mortgages shown in the nonaccrual table above. For both of these TDR loans the borrowers have a history of being delinquent. Management will continue to report these loans as TDR loans until they have been paid off or charged off.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information regarding impaired loans by loan portfolio class as of September 30, 2020, and for the nine months ended September 30, 2020, and as of December 31, 2019:

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
September 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	699	752	—	716	—
Agriculture mortgages	1,492	1,521	—	1,972	41
Construction	—	—	—	—	—
Total commercial real estate	2,191	2,273	—	2,688	41

Commercial and industrial
Commercial and industrial	495	523	—	524	17
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	495	523	—	524	17

Total with no related allowance	2,686	2,796	—	3,212	58

With an allowance recorded:
Commercial real estate
Commercial mortgages	3,673	3,681	1,138	850	15
Agriculture mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Total commercial real estate	3,673	3,681	1,138	850	15

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	3,673	3,681	1,138	850	15

Total by loan class:
Commercial real estate
Commercial mortgages	4,372	4,433	1,138	1,566	15
Agriculture mortgages	1,492	1,521	—	1,972	41
Construction	—	—	—	—	—
Total commercial real estate	5,864	5,954	1,138	3,538	56

Commercial and industrial
Commercial and industrial	495	523	—	524	17
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	495	523	—	524	17

Total	6,359	6,477	1,138	4,062	73

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2020:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2019	4,319	2,855	1,784	41	448	9,447

Charge-offs	—	—	—	(6)	—	(6)
Recoveries	11	—	1	—	—	12
Provision	252	296	171	21	(390)	350

Balance - March 31, 2020	4,582	3,151	1,956	56	58	9,803

Charge-offs	—	—	—	(10)	—	(10)
Recoveries	—	—	1	1	—	2
Provision	356	146	175	5	293	975

Ending Balance - June 30, 2020	4,938	3,297	2,132	52	351	10,770

Charge-offs	—	—	(23)	(3)	—	(26)
Recoveries	—	—	1	1	—	2
Provision	1,289	75	(18)	4	(100)	1,250

Balance - September 30, 2020	6,227	3,372	2,092	54	251	11,996

During the nine months ended September 30, 2020, management charged off $42,000 in loans while recovering $16,000 and added $2,575,000 to the provision. The unallocated portion of the allowance decreased from 4.7% of total reserves as of December 31, 2019, to 2.1% as of September 30, 2020. Management monitors the unallocated portion of the allowance with a desire to maintain it at approximately 5% over the long term, with a requirement of it not to exceed 10%.

During the nine months ended September 30, 2020, net provision expense was recorded for all sectors. The higher provision in the commercial real estate sector was due to a specific allocation of $1.1 million for a customer with ongoing business concerns. The higher provisions across the other categories were primarily caused by increasing the qualitative factors across all industry lines to various degrees as a result of the impact and effect from COVID-19 and the declining economic conditions. There were minimal charge-offs and recoveries recorded during the nine months ended September 30, 2020, so the provision expense was primarily related to the specific allocation as well as the change in economic conditions and potential for credit declines moving forward. The total amount of substandard loans at the end of the third quarter of 2020 was slightly higher resulting in slightly more provision expense.

As of September 30, 2020, the Corporation’s total delinquencies were 0.40%, a decline from 0.91% at December 31, 2019. The Corporation’s total delinquencies continue to compare favorably to the national uniform bank performance group, which was at 1.05% as of December 31, 2019.

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2019:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2018	4,296	2,408	1,428	102	432	8,666

Charge-offs	—	—	—	(17)	—	(17)
Recoveries	44	—	13	—	—	57
Provision	148	(140)	128	16	28	180

Balance - March 31, 2019	4,488	2,268	1,569	101	460	8,886

Charge-offs	—	—	—	(6)	—	(6)
Recoveries	43	—	1	3	—	47
Provision	(114)	122	(204)	(22)	248	30

Balance - June 30, 2019	4,417	2,390	1,366	76	708	8,957

Charge-offs	(122)	—	(63)	(3)	—	(188)
Recoveries	41	1	33	—	—	75
Provision	229	156	740	(19)	(476)	630

Ending Balance - September 30, 2019	4,565	2,547	2,076	54	232	9,474

During the nine months ended September 30, 2019, management charged off $211,000 in loans while recovering $179,000 and added $840,000 to the provision. The unallocated portion of the allowance decreased from 5.3% of total reserves as of December 31, 2018, to 2.5% as of September 30, 2019, after being higher at the end of the first and second quarters. Management monitors the unallocated portion of the allowance with a desire to maintain it at approximately 5% or less, with a requirement of it not exceeding 10%.

During the nine months ended September 30, 2019, net provision expense was recorded for all sectors except consumer, which had a net credit provision. In the third quarter of 2019, management recorded charge-offs in commercial real estate and the C&I sector, unlike in the first two quarters of 2019. This also pushed up the historic loss rate and caused higher allocations in the third quarter for those sectors. The total amount of substandard and special mention loans at the end of the second and third quarters of 2019 were similar for commercial mortgages, but agricultural mortgages increased for both special mention and substandard loans, requiring more provision. The Corporation’s commercial and industrial allocation for credit losses was increased by $740,000 in the third quarter of 2019, primarily due to the classification of one $547,000 loan to doubtful status, which caused a specific provision for the same amount. This C&I loan customer is current as to payment of interest on a commercial line of credit but the line has not revolved for several years. The Corporation does have a general UCC filing against all business assets but the majority of their inventory assets are already covered by a purchase money security interest of the manufacturer. Management will continue to classify the loan as doubtful until it can be determined that sufficient collateral exists to cover the loan, or sustainable principal payments can be made on the line.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of September 30, 2020 and December 31, 2019:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of September 30, 2020:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	1,138	—	—	—	—	1,138
Ending balance: collectively evaluated
for impairment	5,089	3,372	2,092	54	251	10,858

Loans receivable:
Ending balance	332,655	339,621	165,331	5,190		842,797
Ending balance: individually evaluated
for impairment	5,864	—	495	—		6,359
Ending balance: collectively evaluated
for impairment	326,791	339,621	164,836	5,190		836,438

As of December 31, 2019:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	109	—	80	—	—	189
Ending balance: collectively evaluated
for impairment	4,210	2,855	1,704	41	448	9,258

Loans receivable:
Ending balance	311,788	339,255	95,211	5,416		751,670
Ending balance: individually evaluated
for impairment	3,446	—	538	—		3,984
Ending balance: collectively evaluated
for impairment	308,342	339,255	94,673	5,416		747,686

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	September 30, 2020
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	8,373	—	8,373
U.S. agency mortgage-backed securities	—	65,664	—	65,664
U.S. agency collateralized mortgage obligations	—	40,905	—	40,905
Asset-backed securities	—	41,053	—	41,053
Corporate bonds	—	60,714	—	60,714
Obligations of states & political subdivisions	—	143,320	—	143,320
Equity securities	6,854	—	—	6,854

Total securities	6,854	360,029	—	366,883

On September 30, 2020, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of September 30, 2020, the CRA fund investments had a $6,162,000 book and fair market value and the bank stock portfolio had a book value of $947,000, and fair market value of $692,000.

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

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	September 30, 2020
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$5,221	$5,221
Total	$—	$—	$5,221	$5,221

	December 31, 2019
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$3,795	$3,795
Total	$—	$—	$3,795	$3,795

The Corporation had a total of $6,359,000 of impaired loans as of September 30, 2020, with $1,138,000 of specific allocation against these loans and $3,984,000 of impaired loans as of December 31, 2019, with $189,000 of specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

September 30, 2020
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	5,221	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

December 31, 2019
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	3,795	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	September 30, 2020
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	44,326	44,326	44,326	—	—
Regulatory stock	6,525	6,525	6,525	—	—
Loans held for sale	5,008	5,008	5,008	—	—
Loans, net of allowance	831,181	839,427	—	—	839,427
Mortgage servicing assets	1,041	1,058	—	—	1,058
Accrued interest receivable	4,354	4,354	4,354	—	—
Bank owned life insurance	29,418	29,418	29,418	—	—

Financial Liabilities:
Demand deposits	465,247	465,247	465,247	—	—
Interest-bearing demand deposits	45,503	45,503	45,503	—	—
NOW accounts	111,849	111,849	111,849	—	—
Money market deposit accounts	125,665	125,665	125,665	—	—
Savings accounts	255,936	255,936	255,936	—	—
Time deposits	122,621	125,225	—	—	125,225
Total deposits	1,126,821	1,129,425	1,004,200	—	125,225

Short-term borrowings	1,500	1,500	1,500	—	—
Long-term debt	60,010	56,759	—	—	56,759
Accrued interest payable	359	359	359	—	—

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

7.       Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of September 30, 2020, firm loan commitments were $60.9 million, unused lines of credit were $319.0 million, and open letters of credit were $9.1 million. The total of these commitments was $389.0 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

8. Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income for the nine months ended September 30, 2020 and 2019 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2019	1,600
Other comprehensive loss before reclassifications	(274)
Amount reclassified from accumulated other comprehensive income	(223)
Period change	(497)

Balance at March 31, 2020	1,103
Other comprehensive income before reclassifications	3,709
Amount reclassified from accumulated other comprehensive income	(290)
Period change	3,419

Balance at June 30, 2020	4,522
Other comprehensive income before reclassifications	1,277
Amount reclassified from accumulated other comprehensive income	(43)
Period change	1,234

Balance at September 30, 2020	5,756

Balance at December 31, 2018	(5,678)
Other comprehensive income before reclassifications	2,553
Amount reclassified from accumulated other comprehensive income	(64)
Period change	2,489

Balance at March 31, 2019	(3,189)
Other comprehensive income before reclassifications	3,571
Amount reclassified from accumulated other comprehensive income	(84)
Period change	3,487

Balance at June 30, 2019	298
Other comprehensive income before reclassifications	1,420
Amount reclassified from accumulated other comprehensive income	(33)
Period change	1,387

Balance at September 30, 2019	1,685

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended September 30,
	2020	2019	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains,	55	42	Gains on the sale of
reclassified into earnings			debt securities, net
Related income tax expense	(12)	(9)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income (loss) for the period	43	33

(1) Amounts in parentheses indicate debits.

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Nine Months
	Ended September 30,
	2020	2019	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains,	704	229	Gains on the sale of
reclassified into earnings			debt securities, net
Related income tax expense	(148)	(48)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income (loss) for the period	556	181

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Lease Consolidated Balance Sheets Classification
(Dollars in Thousands)	Classification	September 30, 2020	December 31, 2019
Lease Right-of-Use Assets
Operating lease right-of use assets	Other Assets	$774	908

Lease Liabilities
Operating lease liabilties	Other Liabilities	$784	916

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

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	4.6 years	5.3 years
Weighted-average discount rate
Operating leases	3.10%	3.09%

The following table represents lease costs and other lease information. As the Corporation elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2020 were as follows:

Lease Payment Schedule
(Dollars in Thousands)	Operating Leases
Twelve Months Ended:
September 30, 2021	$203
September 30, 2022	183
September 30, 2023	151
September 30, 2024	155
September 30, 2025	124
Thereafter	28
Total Future Minimum Lease Payments	844
Amounts Representing Interests	(60)
Present Value of Net Future Minimum Lease Payments	$784

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

11. Risks and Uncertainties

COVID-19 Update

The following table provides information with respect to our commercial loans by type at September 30, 2020.

At Risk

(Dollars in Thousands)	#	$	$	%
	Number	Total	Principal	of Total
	of	Loan	Balance	Loan
Loan Type	Loans	Exposure	of Loans	Balance
Lessors of Nonresidential Buildings	155	72,952	67,269	7.98%
Lessors of Residential Buildings	236	43,984	39,139	4.64%
Specialized Freight	30	15,404	11,088	1.32%
Residential Remodelers	103	11,338	4,324	0.51%
New Single Family Housing Construction	57	8,621	4,276	0.51%
Passenger Car Leasing	136	9,105	9,100	1.08%
Hotels	14	8,260	4,679	0.55%
Religious Organizations	59	7,324	6,189	0.73%
Car Washes	10	6,820	6,215	0.74%
Concrete & Structural Contrators	24	6,528	4,488	0.53%
Other	85	25,611	12,390	1.47%

Totals	909	215,947	169,157	20.06%

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

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

In terms of qualifying for a PPP loan, an eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs; or (2) $10 million. The PPP loans have the following terms: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the PPP loan, including any accrued interest, is eligible to be reduced by the amount of loan forgiveness available under the PPP, provided the employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses such as utilities.

In the initial CARES Act, $349 billion of funds were made available for PPP loans. This amount was fully exhausted prior to the end of April. Congress then passed an additional allocation of funds for the PPP loans, allowing a second round of applications to begin. As of September 30, 2020, the Corporation had PPP loans outstanding with a current balance of $77.7 million. Management’s focus has been to serve the customers and market area that the Corporation serves.

In accordance with the SBA terms and conditions on these PPP loans, the Corporation received approximately $3.25 million in fees associated with the processing of these loans. All fee income is being deferred over the expected life of each PPP loan. The initial batch of the PPP loans carried a stated maturity of two years. In later batches of PPP loans the maturity can be five years, however the vast majority of the Corporation’s PPP loans carry a two-year maturity. When a PPP loan is paid off or forgiven, the remaining fee amount is taken into income. A number of PPP borrowers have provided the necessary support and application to the Corporation in order to start the forgiveness process with the SBA. It is expected that between $25 - $30 million of loan balances will be forgiven by December 31, 2020, with the majority of the remaining balances forgiven in 2021. The Corporation expects there to be few loans that are on the books until the stated maturity dates.

COVID-19 Loan Forbearance Programs

As of September 30, 2020, over 320 of the Corporation’s customers had requested payment deferrals, or payments of interest only, on loans originally totaling over $64 million at the time of deferment. These loans now have a current balance of $57.1 million, or 6.8% of the total loan portfolio as of September 30, 2020. The current balance of these loans was $61.7 million as of June 30, 2020. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (TDRs) unless the borrower was previously experiencing financial difficulty. In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

Of the $57.1 million of current loan balances with payments being deferred, $45.6 million, or 79.8%, were in the form of commercial or agricultural loan deferments, with the vast majority of these commercial loan deferrals. The remaining loan deferments consisted of $11.3 million of residential mortgage deferrals and $212,000 of consumer loan deferrals. The vast majority of the COVID-19 loan payment deferrals were for a 90-day period.

As of September 30, 2020, the Corporation’s delinquent and non-performing levels were not yet materially impacted by the weaker economic conditions brought on by COVID-19. However, the Corporation did experience a sharp increase in the amount of impaired loans during the third quarter of 2020. Impaired loans grew from $2.8 million as of June 30, 2020 to $6.4 million as of September 30, 2020, a $3.6 million increase. This increase was solely due to a $3.6 million loan to one commercial borrower being classified as both impaired and a troubled debt restructuring. This borrower continues to perform according to restructured terms.

Due to the severity and length of this economic interruption, management does anticipate that the levels of delinquencies and non-performing loans will rise in the final quarter of 2020 and into 2021. The significance of the credit deterioration will depend on the length of time local business operations are curtailed, or limited, and the amount of time it takes for consumer confidence to rebuild and engage into increased purchasing activities. Management has already significantly increased the Corporation’s provision for loan losses in the second and third quarters of 2020, as qualitative factors have been increased based on predicted prolonged economic weakness, which is expected to impact more and more borrowers.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

12. Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825), which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses, amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. Topic 815, Derivatives and Hedging, amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments, amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

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

In January 2020, the FASB issued ASU 2020-02, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), February 2020, to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. This did not have a significant impact on the Corporation’s financial statements.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s financial position or results of operations.

Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. It is too early to predict whether a new rate index replacement and the adoption of the ASU will have a material impact on the Corporation’s financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity.  This ASU removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium.  This ASU requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The amendments in this ASU are effective for public business entities that are not smaller reporting companies, for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  For all other entities, this ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

Results of Operations

Overview

The first nine months of 2020 were impacted by a number of unprecedented items caused by the onset of the COVID-19 pandemic. The spread of COVID-19 quickly became global and impacted the global economy. This impact was felt rather quickly due to China’s large role in the world economy, second in GDP but first in terms of supply chain impact for basic goods. The immediate impact and forward risk posed by the pandemic caused the Federal Reserve to take the unusual step of reducing the Federal Funds rate by 50 basis points to 1.25% on March 3, 2020, at a special Fed meeting ahead of the regularly scheduled March 18, 2020 meeting. On March 11, 2020, the World Health Organization (WHO) recognized COVID-19 as a pandemic. The quick further expansion of the pandemic then caused the Federal Reserve to take an unprecedented step of a second special meeting on Sunday afternoon of March 15, 2020, to further reduce the Federal Funds rate 100 basis points to 0.25%. This move took the Federal Funds rate to the same historic low of 0.25% that occurred due to the Financial Crisis of 2008. On March 15, 2020, the Fed also reduced the Discount Window rate by 150 basis points, which took this rate down to 0.25%. This move importantly gave all banks easy access to very low cost funds. On March 16, 2020, the Fed also announced action to inject more liquidity into the financial system by purchasing up to $500 billion of U.S. Treasuries and $200 billion of mortgage-backed securities. All major stock exchanges experienced dramatic sell-offs. The DOW which had peaked at 29,568 in February, closed on Friday, March 20, 2020 at 19,174, down 10,394 points, or 35%. NASDAQ was down 30%, while the S&P 500 was down 32%. Even with a significant equity market recovery since the initial impact of COVID-19, economic conditions remain uncertain. With the closing of non-essential businesses throughout various parts of the country for several months and a continued impact to consumer spending, it is anticipated that the financial impact will be long-term. The U.S. Government passed a massive Coronavirus Relief Bill that included direct small business aid for employers with fewer than 500 employees; direct deposit stimulus payments to American households; enhanced unemployment compensation benefits; and direct aid to hospitals and health care providers. Additional federal and local government support has helped to sustain businesses and individuals in the short-term, but once these programs have ended, the financial impact will be felt more fully.

The economic impact of COVID-19 had an effect the Corporation’s financial results for the first nine months of 2020, but is currently expected to have much more measurable results into the future. The Corporation recorded net income of $2,935,000 and $8,699,000 for the three and nine-month periods ended September 30, 2020, a 0.4% and 1.0% increase from the $2,924,000 and $8,616,000 earned during the same periods in 2019. The earnings per share (EPS), basic and diluted, were $0.53 for the three months ended September 30, 2020, and $1.56 for the nine months ended September 30, 2020, compared to $0.51 and $1.51 for the same periods in 2019, a 3.9% and 3.3% increase, respectively. The increase in the Corporation’s 2020 earnings was caused primarily by an increase in mortgage gains, partially offset by a significantly higher provision for loan losses. The larger percentage increases in EPS over the percentage increase in net income are the result of a reduction in average shares outstanding.

The Corporation’s NII increased by $253,000, or 2.7%, and $797,000, or 2.9%, for the three and nine months ended September 30, 2020, compared to the same periods in 2019. The increase in NII primarily resulted from an increase in interest and fees on loans of $116,000, or 1.4%, and $872,000, or 3.5%, for the three and nine months ended September 30, 2020, compared to the same periods in the prior year. The increase in interest and fees on loans was partially offset by decreases of $174,000, or 9.8%, and $450,000, or 8.1%, on interest earned on securities for the three and nine months ended September 30, 2020. The Corporation’s interest expense on deposits and borrowings decreased by $456,000, or 35.0%, and $669,000, or 17.7%, for the three and nine-month periods ended September 30, 2020, compared to the same periods in 2019.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation recorded provision expense of $1,250,000 for the third quarter of 2020, and $2,575,000 for the year-to-date period, compared to $630,000 and $840,000 for the three and nine-month periods in 2019. This represents an increase in quarterly expense of $620,000 and an increase in year-to-date expense of $1,735,000. The provision was impacted by a $1.1 million specific allocation on one business customer with ongoing concerns as well as a continued impact across the loan portfolio of economic factors caused by COVID-19, which could have a longer-term impact on asset quality moving into the future. The gains from the sale of debt securities were $55,000 for the three months ended September 30, 2020, and $704,000 for the nine months ended September 30, 2020, compared to gains of $42,000 and $229,000 for the three and nine months ended September 30, 2019. Market interest rates were lower in 2020, making it more conducive to achieving gains from the sale of securities. For the nine months ended September 30, 2020, there were unrealized losses of $279,000 on the Corporation’s portfolio of equity securities that consists of stocks held in other banks. This loss flows through the income statement and was the result of the devaluation of bank stocks given the current economic environment during the period that began with the COVID-19 pandemic. For the nine months ended September 30, 2019, there was an unrealized gain of $51,000 on this portfolio, resulting in a negative impact to income of $330,000 for the first nine months of 2020 compared to the prior year. The gain on the sale of mortgages increased by $1,475,000, or 243.4%, and $2,942,000, or 214.7%, for the three and nine-month periods ended September 30, 2020, compared to the prior year’s periods. The volume of mortgages sold was significantly higher during the first nine months of 2020 compared to the same period in the prior year due to the very low interest rate environment, which caused a surge in refinancing activty. Total operating expenses increased by $1,070,000, or 13.2%, and $1,925,000, or 7.8%, for the three and nine months ended September 30, 2020, compared to the same periods in 2019. The increase in operating expenses for both time periods was driven by higher salary costs related primarily to higher commissions paid out on mortgage volume.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE decreased for the quarter and year-to-date periods ended September 30, 2020, compared to the same periods in the prior year, due to comparable earnings in each year but much higher balance sheet growth in 2020 compared to 2019.

Key Ratios	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Return on Average Assets	0.89%	1.02%	0.93%	1.03%
Return on Average Equity	9.46%	10.22%	9.72%	10.64%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income

NII represents the largest portion of the Corporation’s operating income. In the first nine months of 2020, NII generated 71.6% of the Corporation’s revenue stream, which consists of net interest income and non-interest income, compared to 76.9% in the first nine months of 2019. The overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $209,000 and $579,000 for the three and nine months ended September 30, 2020, compared to $182,000 and $575,000 for the same periods in 2019.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	$	$	$	$
Total interest income	10,387	10,590	31,342	31,214
Total interest expense	845	1,301	3,115	3,784

Net interest income	9,542	9,289	28,227	27,430
Tax equivalent adjustment	209	182	579	575

Net interest income (fully taxable equivalent)	9,751	9,471	28,806	28,005

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

The expectations for the remainder of the year are that there will be no further rate drops or increases. Management anticipates a reduction in interest income in the remaining quarter of 2020 as a result of the significant Federal Reserve rate decreases. All of the Corporation’s Prime-based floating rate loans reset lower in March, while floating rate securities reset when the quarterly reset dates were reached. Asset yields are much lower going into the last quarter of 2020 and interest income will become harder to grow without significant growth in earning assets.

The shape of the U.S. Treasury curve also directly impacts the Corporation’s net interest income. The U.S. Treasury curve was flat coming into 2020, and after the rapid decline in short and long-term rates driven by the COVID-19 environment and the Federal Reserve rate drops, the yield curve remained flat, but rates also reached historic lows. This is detrimental to banks as funding sources are typically shorter terms than the assets invested in and asset yields are much lower than they were even a year ago. A sharper yield curve is beneficial to financial institutions as a larger spread can be made on the asset versus the liability utilized. For the first two months of 2020, the spread between the 2-year and 10-year U.S. Treasury averaged around 21 basis points. In March, when the full impact of COVID-19 was felt on interest rates, this spread averaged 42 basis points but the Treasury rates had decreased to much lower levels. For the third quarter of 2020, the spread between the 2-year and 10-year U.S. Treasury averaged 51 basis points. The present level of interest rates, the flatness of the yield curve and present spreads are all very low from a historical perspective.

The combination of lower rates, and a generally flat yield curve out to longer rates, makes it more difficult for the Corporation to generate higher net interest income. The Corporation’s net interest margin declined slightly in the first quarter of 2020 and declined more significantly in the second and third quarters of 2020. It is likely the net interest margin will continue to decline through the remainder of 2020. Any increase in net interest income will need to come from growth of interest earning assets.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate was 5.00% as of September 30, 2019, 4.75% as of December 31, 2019, and 3.25% as of September 30, 2020, after the 150 basis points of Federal Reserve rate drops in March of 2020. The Corporation’s Prime-based loans, including home equity lines of credit and some variable rate commercial loans, reprice a day after the Federal Reserve rate movement.

As a result of the significant growth of the loan portfolio and savings on the interest expense side, the Corporation’s NII on a tax equivalent basis has been increasing slightly. Despite a lower net interest margin, the Corporation still achieved a slightly higher NII in the third quarter of 2020 and for the nine months ended September 30, 2020, compared to the same periods in the prior year. The net interest margin began decreasing on a quarterly basis in the latter part of 2019 after the Federal Reserve dropped rates by 75 basis points. This margin decreased slightly in the first quarter of 2020 and more significantly in the second and third quarters of 2020 with the drastic rate drops in March. The Corporation’s NII on a tax-equivalent basis increased for the three months ended September 30, 2020, by $280,000, or 3.0%, over the same period in 2019. For the nine months ended September 30, 2020, NII increased $801,000, or 2.9%, compared to the first nine months of 2019. Management’s asset liability sensitivity measurements continue to show a benefit to both margin and NII given Federal Reserve rate increases. Actual results over the past two years have confirmed the asset sensitivity of the Corporation’s balance sheet. Management expects that any improvements in NII will be driven primarily by loan growth since asset yields will continue to decline.

The Corporation has maintained a low average cost of funds over the past few years but funding costs had increased slightly throughout the first part of 2019 before the Fed rate drops. Deposit rates had been increasing slightly and the cost of borrowings was up due to a higher rate environment. However, with the recent steep drops in market rates, funding costs are once again declining and the Corporation is achieving savings on both the deposit and borrowings side. With a very low Prime rate projected throughout the remainder of 2020, the Corporation’s asset yields will see a decrease, but helping to offset this decline will be a reduction of costs on the interest expense side. The recent sharp Federal Reserve rate decreases have already reduced the Corporation’s NII and net interest margin (NIM), primarily because of the variable rate portion of the loan portfolio, which resets every time the Prime rate changes. Variable rate loans have averaged between 17% and 20% of the loan portfolio for the first nine months of 2020.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With lower Treasury rates in the first nine months of 2020 compared to the same period in 2019, security reinvestment has generally been occurring at lower yield levels. Because of the lower market interest rates and very flat yield curve, it is difficult to achieve substantially higher yields in the securities portfolio but there have been some pockets of opportunities to reposition the portfolio by selling securities at gains and reinvesting in slightly higher yielding instruments to benefit the Corporation’s earnings going forward.

The Corporation’s loan portfolio yield has decreased from the prior years’ period as the variable rate portion of the loan portfolio repriced lower with each Federal Reserve rate movement and some fixed rate borrowers requested loan modifications to reset their rates lower in the current record low market rate environment. The vast majority of the Corporation’s commercial Prime-based loans were priced at the Prime rate, which was 4.75% to start 2020, and then 4.25% as of March 4, 2020, and 3.25% as of March 16, 2020 through September 30, 2020. The pricing for the most typical five-year fixed rate commercial loans is currently slightly higher than the Prime rate. With the significant March Federal Reserve rate reductions, adding variable rate loans to the portfolio means they will be priced at very low rates to start but can reprice lower if the Federal Reserve lowers rates any further and would reprice higher if the Federal Reserve would increase rates. There are elements of the Corporation’s Prime-based commercial loans priced above the Prime rate based on the level of credit risk of the borrower. Management does price a portion of consumer variable rate loans above the Prime rate, which also helps to improve loan yield. Both commercial and consumer Prime-based pricing continues to be influenced by local competition.

Mid-term and long-term interest rates on average were much lower in 2020 compared to 2019. The average rate of the 10-year U.S. Treasury was 0.90% in the first nine months of 2020 compared to 2.26% in the first nine months of 2019, and it stood at 0.69% on September 30, 2020, compared to 1.68% on September 30, 2019. The slope of the yield curve has been compressed throughout 2019 and 2020. As of March 31, 2019, the U.S. Treasury curve was inverted with the 10-year U.S. Treasury rate 50 basis points lower than the Fed funds rate. As of September 30, 2020, the 10-year U.S. Treasury rate was only 44 basis points higher than the Fed funds rate. The slope of the yield curve has fluctuated many times in the past two years with the 10-year U.S. Treasury yield as high as 1.88% in the first nine months of 2020 and 2.79% in the first nine months of 2019, and as low as 0.52% in 2020, and 1.47% in 2019.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s cost of funds remained low and stable through the first quarter of 2020 and then decreased through the second and third quarters influenced by lower costs on deposits, but offset partially by elevated costs on borrowings with $234,000 of prepayment penalties recorded on FHLB long-term advances. Management expects the cost of funds will decline slightly during the remainder of 2020 as deposits continue to reprice to lower rates but this decline should level out as continued savings become more difficult to achieve. Core deposit interest rates were reduced eight times throughout the first nine months of 2020 and time deposit rates have also decreased resulting in maturing time deposits repricing at lower levels or moving into core deposit products. Management does not anticipate significant deposit rate movements in the remainder of the year as deposits are now priced at very low rates. Typically, financial institutions will make small systematic moves on core interest bearing accounts while making larger rate movements in the pricing of new or reissued time deposits. Borrowing costs, and the wholesale borrowing curves that they are based on, generally follow the direction and slope of the U.S. Treasury curve. However, these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation prepaid a number of FHLB advances in the first nine months of 2020 accelerating the interest expense, but achieving savings in future time periods.

Management currently anticipates that the overnight interest rate and Prime rate will stay at the current level for the remainder of 2020. It is likely that mid and long-term U.S. Treasury rates will remain relatively suppressed throughout the remainder of the year. This very low and flat yield curve makes it more difficult for management to lend or reinvest at higher interest rates out further on the yield curve. However, the recent decline in rates provides the ability to hold deposit rates at current levels to help to mitigate the lower interest income.

The following table provides an analysis of year-to-date changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	98	(280)	(182)	(13)	(81)	(94)

Securities available for sale:
Taxable	382	(928)	(546)	(54)	285	231
Tax-exempt	149	(92)	57	(414)	(19)	(433)
Total securities	531	(1,020)	(489)	(468)	266	(202)

Loans	2,989	(2,131)	858	3,254	1,322	4,576
Regulatory stock	21	(76)	(55)	37	33	70

Total interest income	3,639	(3,507)	132	2,810	1,540	4,350

INTEREST EXPENSE

Deposits:
Demand deposits	82	(874)	(792)	84	818	902
Savings deposits	11	(40)	(29)	3	—	3
Time deposits	(71)	48	(23)	(63)	281	218
Total deposits	22	(866)	(844)	24	1,099	1,123

Borrowings:
Total borrowings	(13)	188	175	16	157	173

Total interest expense	9	(678)	(669)	40	1,256	1,296

NET INTEREST INCOME	3,630	(2,829)	801	2,770	284	3,054

During the first nine months of 2020, the Corporation’s NII on an FTE basis increased by $801,000, or 2.9%, over the same period in 2019. Total interest income on an FTE basis for the nine months ended September 30, 2020, increased $132,000, or 0.4%, from 2019, while interest expense decreased $669,000, or 17.7%, for the nine months ended September 30, 2020, compared to the same period in 2019. The FTE interest income from the securities portfolio decreased by $489,000, or 8.0%, while loan interest income increased $858,000, or 3.4%. During the first nine months of 2020, additional loan volume caused by loan growth added $2,989,000 to net interest income, but the lower yields caused a $2,131,000 decrease, resulting in a total increase of $858,000. Higher balances in the securities portfolio caused an increase of $531,000 in NII, while lower yields on securities caused a $1,020,000 decrease, resulting in a net decrease of $489,000.

The average balance of interest bearing liabilities increased by 6.2% during the nine months ended September 30, 2020, compared to the prior year driven by growth in deposit balances. The lower cost on deposit accounts resulted in a decrease in interest expense. Lower rates on demand and savings deposits partially offset by higher rates on time deposits caused a $866,000 decrease in interest expense while higher balances of demand and savings deposits caused an increase in expense of $22,000 resulting in a total decrease of $844,000.

Out of all the Corporation’s deposit types, interest-bearing demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes. Time deposit balances decreased resulting in a $71,000 reduction to expense, and time deposits repricing to higher interest rates increased interest expense by $48,000, causing a net total decrease of $23,000 in time deposit interest expense. Even with the low rate environment, the Corporation was successful in increasing balances of other deposit types.

The average balance of outstanding borrowings decreased by 1.4% from the prior year, which resulted in a decrease in interest expense of $13,000. Although interest rates were lower in the first nine months of 2020 compared to the prior year, the Corporation paid off a number of long-term advances with prepayment penalties, which increased interest expense by $188,000. The aggregate of these amounts was an increase in interest expense of $175,000 related to total borrowings.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended September 30,
	2020			2019
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	33,928	31	0.36	23,790	128	2.13

Securities available for sale:
Taxable	243,765	941	1.54	212,921	1,227	2.31
Tax-exempt	109,198	859	3.15	90,824	750	3.30
Total securities (d)	352,963	1,800	2.04	303,745	1,977	2.60

Loans (a)	840,252	8,656	4.11	729,674	8,538	4.67

Regulatory stock	6,871	109	6.33	7,270	129	7.12

Total interest earning assets	1,234,014	10,596	3.43	1,064,479	10,772	4.04

Non-interest earning assets (d)	77,629			71,738

Total assets	1,311,643			1,136,217

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	275,279	59	0.09	253,706	387	0.61
Savings deposits	251,130	13	0.02	205,331	26	0.05
Time deposits	124,479	359	1.15	136,249	476	1.39
Borrowed funds	64,877	415	2.54	79,151	412	2.07
Total interest bearing liabilities	715,765	846	0.48	674,437	1,301	0.77

Non-interest bearing liabilities:

Demand deposits	467,030			344,179
Other	5,377			4,043

Total liabilities	1,188,172			1,022,659

Stockholders' equity	123,471			113,558

Total liabilities & stockholders' equity	1,311,643			1,136,217

Net interest income (FTE)		9,750			9,471

Net interest spread (b)			2.95			3.27
Effect of non-interest
bearing deposits			0.21			0.28
Net yield on interest earning assets (c)			3.16			3.55

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $171,000 as of September 30, 2020, and $1,821,000 as of September 30, 2019.  Such fees and costs recognized through income and included in the interest amounts totaled $265,000 in 2020, and ($128,000) in 2019.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2020			2019
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	28,205	112	0.53	19,186	294	2.05

Securities available for sale:
Taxable	234,121	3,289	1.87	211,397	3,835	2.42
Tax-exempt	97,843	2,362	3.22	91,782	2,305	3.35
Total securities (d)	331,964	5,651	2.27	303,179	6,140	2.70

Loans (a)	809,325	25,821	4.26	718,780	24,963	4.64

Regulatory stock	7,255	337	6.19	6,879	392	7.60

Total interest earning assets	1,176,749	31,921	3.62	1,048,024	31,789	4.05

Non-interest earning assets (d)	73,691			68,328

Total assets	1,250,440			1,116,352

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	271,836	473	0.23	254,256	1,265	0.67
Savings deposits	235,084	48	0.03	203,104	77	0.05
Time deposits	128,749	1,261	1.31	136,083	1,284	1.26
Borrowed funds	74,314	1,333	2.40	75,396	1,158	2.05
Total interest bearing liabilities	709,983	3,115	0.59	668,839	3,784	0.76

Non-interest bearing liabilities:

Demand deposits	416,379			335,653
Other	4,570			3,585

Total liabilities	1,130,932			1,008,077

Stockholders' equity	119,508			108,275

Total liabilities & stockholders' equity	1,250,440			1,116,352

Net interest income (FTE)		28,806			28,005

Net interest spread (b)			3.03			3.29
Effect of non-interest
bearing deposits			0.23			0.27
Net yield on interest earning assets (c)			3.26			3.56

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $1,424,000 as of September 30, 2020, and $1,706,000 as of September 30, 2019.  Such fees and costs recognized through income and included in the interest amounts totaled $315,000 in 2020, and ($378,000) in 2019.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s interest income increased primarily due to increased interest income on loans, but the increase in income was the result of loan growth, not an increase in asset yield, resulting in a lower NIM of 3.16% for the third quarter of 2020, compared to 3.55% for the third quarter of 2019, and 3.26% for the year-to-date period in 2020, compared to 3.56% in 2019. The yield earned on assets decreased by 43 basis points during the nine months ended September 30, 2020, while the rate paid on liabilities decreased by 17 basis points when comparing both years. This resulted in a 26 basis point decrease in interest spread, and the effect of non-interest bearing deposits decreased by four basis points during the nine months ended September 30, 2020, compared to the prior year, resulting in the decrease in NIM of 30 basis points. Management anticipates further declines in NIM during the remainder of 2020 as the Federal Reserve has decreased rates by 150 basis points in March of 2020, putting pressure on the Corporation’s asset yields, which was first fully felt in the second half of 2020. Loan yields decreased in the first nine months of 2020 compared to the prior year primarily as a result of the 75 basis points of Prime decline experienced in the second half of 2019 and the 150 basis points of Prime decline in the first quarter of 2020. Growth in the loan portfolio will help to offset a declining asset yield moving through 2020. The Corporation’s loan yield decreased 38 basis points in the first nine months of 2020 compared to the first nine months of 2019. Loan interest income increased $858,000, or 3.4%, for this time period as a result of the growth in balances.

Loan pricing was challenging in the first nine months of 2020 as a result of the very low rate environment and competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate or below. The Prime rate was 5.00% as of September 30, 2019, and was moderately higher than the typical business or commercial five-year fixed rates being extended at that time. The Prime rate decreased by 0.25% in October of 2019 and 1.50% in March of 2020 to 3.25%, which is now just below the typical rate of a five-year fixed-rate loan. The commercial or business fixed rates do increase with longer fixed terms or lower credit quality. In terms of the variable rate pricing, nearly all variable rate loans offered are Prime-based. Management is able to price loan customers with higher levels of credit risk at Prime plus pricing, such as Prime plus 0.75%, which amounted to 4.00% at September 30, 2020, still a relatively low rate. However, only a small minority of the loans in the commercial and agricultural portfolios are at these higher rates due to the strong credit quality of the Corporation’s borrowers and market competition. Competition in the immediate market area has been pricing select shorter-term fixed-rate commercial and agricultural lending rates below 3.50% for the strongest loan credits.

Tax equivalent yields on the Corporation’s securities decreased by 43 basis points for the nine months ended September 30, 2020, compared to the same period in 2019. The Corporation’s securities portfolio consists of approximately 78% fixed income debt instruments and 22% variable rate product as of September 30, 2020. The Corporation’s taxable securities experienced a 55 basis-point decrease in yield for the nine months ended September 30, 2020, compared to the same period in 2019. Security reinvestment in the first nine months of 2020 has been occurring at lower rates due to the significant decline in U.S. Treasury rates. In addition, the Corporation’s U.S. agency mortgage-backed securities and collateralized mortgage obligations experience faster principal prepayments as market rates decrease, causing the amortization of premium to increase, effectively decreasing the yield.

The yield on tax-exempt securities decreased by 13 basis points for the nine months ended September 30, 2020. For the Corporation, these bonds consist entirely of tax-free municipal bonds. While the tax-exempt yields on municipal bonds declined with the tax rate change at the end of 2017, yields became more attractive again during the latter part of 2019 and the first nine months of 2020. After selling out of many of these instruments to shorten the duration of the Corporation’s portfolio and provide a better interest rate risk profile, management began investing in more of these bonds in 2020 as yields stood out and provided better returns than other sectors of the portfolio.

The Corporation’s average deposits increased $123.0 million, or 13.2%, with all types of interest-bearing deposits increasing $42.2 million, or 7.1%, while non-interest bearing demand deposits increased $80.7 million, or 24.1%. In the current rate environment, with short-term rates low and with small rate differences for longer-term deposits, the consumer generally elected to stay short and maintain funds in accessible deposit instruments. In addition to the consumer staying liquid with their available funds, there has been a general trend of funds flowing from time deposit accounts into non-interest checking, NOW and savings accounts. The average balance of time deposits declined during the first nine months of 2020 compared to 2019, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits, causing total interest bearing funds to increase. Time deposit balances had been growing throughout 2018 and 2019 due to the odd-month CD promotions available at those times, but with the recent sharp decline in rates, management expects these time deposit balances to decrease throughout the remainder of 2020 as a result of customers electing to allow maturing time deposit balances to roll off and hold them in a liquid account until there is some sign of rate increases.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Interest expense on deposits decreased by $844,000, or 32.1%, for the nine months ended September 30, 2020, compared to the same period in 2019. Demand and savings deposits reprice in their entirety whenever the offering rates are changed, so with each successive rate drop in the first nine months of 2020, these deposits repriced lower. Interest rates on interest checking and money market accounts were decreased eight times in 2020. For the nine months ended September 30, 2020, the average balances of interest bearing demand deposits increased by $17.6 million, or 6.9%, over the same period in 2019, while the average balance of savings accounts increased by $32.0 million, or 15.7%.

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During the nine months ended September 30, 2020, time deposit balances decreased compared to balances at September 30, 2019. The decrease can be attributed to the low rates paid on time deposits, which has caused the differential between time deposit rates and rates on non-maturity deposits to be minimal, as well as more competitive time deposit rates being offered by other financial institutions in the local market area. As a result, customers have elected to keep more of their funds in non-maturity deposits and less funds in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a more balanced deposit funding position and maintain a lower cost of funds. The Corporation’s interest expense on time deposits decreased by $23,000, or 1.8%, for the first nine months of 2020, compared to the same period in 2019. The average annualized interest rate paid on time deposits increased by 5 basis points for the nine-month period when comparing both years. Management anticipates the interest expense on time deposits and annualized rate paid will decline throughout the remainder of 2020 as these higher-priced time deposits mature and reprice at much lower levels or convert to non-maturity deposits.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. Average short-term advances of $3,126,000 were utilized in the nine months ended September 30, 2020, while average short-term advances of $2,340,000 were utilized in the nine months ended September 30, 2019. Management has used long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. Average total borrowings decreased by $1,082,000, or 1.4%, for the nine months ended September 30, 2020, compared to the same period in 2019. Interest expense on borrowed funds increased $175,000, or 15.1%, for the nine-month period when comparing 2020 to 2019, driven higher by $234,000 of FHLB interest prepayment penalties on the early payoff of several advances.

For the nine months ended September 30, 2020, the net interest spread decreased by 26 basis points to 3.03%, compared to 3.29% for the nine months ended September 30, 2019. The effect of non-interest bearing funds decreased to 23 basis points from 27 basis points for the nine months ended September 30, 2019. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. For example, if an interest checking account with $10,000 earns 1%, the benefit for $10,000 of non-interest bearing deposits is equivalent to $100; but if the interest-checking rate is increased to 1.50%, then the benefit of the non-interest bearing funds is $150. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the higher cost of funds affects the benefit to non-interest bearing deposits.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in net interest income, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of rising rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Provision for Loan Losses

The allowance for loan losses (ALLL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ALLL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a provision expense of $1,250,000 for the three months ended September 30, 2020, and $2,575,000 for the nine months ended September 30, 2020, compared to $630,000 and $840,000 for the three and nine months ended September 30, 2019, respectively. The analysis of the ALLL takes into consideration, among other things, the following factors:

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

During the nine months ended September 30, 2020, the Corporation recorded provision expense of $2,575,000 primarily due to a specific allocation related to a commercial customer with ongoing business concerns as well as a decline in economic and business conditions related to COVID-19, which caused an increase in the qualitative factors regarding outside market conditions for the entire loan portfolio. This increase in qualitative factors caused a higher required provision as credit losses may be incurred as businesses deal with the challenges presented by COVID-19 and the change in business practice.

As of September 30, 2020, total delinquencies represented 0.40% of total loans, compared to 0.56% as of September 30, 2019. These ratios are very low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The level of classified loans has increased from September 30, 2019 to September 30, 2020, from 16.2% of regulatory capital to 20.0% of regulatory capital. The delinquency and classified loan information is utilized in the quarterly ALLL calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. The level of actual charge-offs relative to the amount of recoveries can also have a significant impact on the provision. Management had minimal charge-offs and recoveries in the first nine months of 2020.

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

In the first nine months of 2020, qualitative factors were adjusted by management based on current internal information regarding trends in the nature and volume of the loan portfolio and delinquency. Increases in qualitative factors were made across two loan pools related to trends in the nature and volume of the loan portfolio, and across two separate loan pools related to levels of and trends in delinquency, non-accruals, and charge-offs. These factors were increased by 5 basis points since June 30, 2020. Other factors changed minimally in 2020.

Management also monitors the allowance as a percentage of total loans. The percentage of the allowance to total loans has increased since September 30, 2019, and remains higher than the Bank’s national peer group from the Uniform Bank Performance Reports. As of September 30, 2020, the allowance as a percentage of total loans was 1.42%, up from 1.28% at September 30, 2019, and 1.25% at December 31, 2019. Management continues to evaluate the ALLL in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the ALLL is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Loan Losses in the Financial Condition section that follows.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Other Income

Other income for the third quarter of 2020 was $4,374,000, an increase of $1,431,000, or 48.6%, compared to the $2,943,000 earned during the third quarter of 2019. For the year-to-date period ended September 30, 2020, other income totaled $11,209,000, an increase of $2,960,000, or 35.9%, compared to the same period in 2019. The following tables detail the categories that comprise other income. As illustrated in the tables below the primary contributor to the increase was the gains on the sales of mortgages.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019
	$	$	$	%

Trust and investment services	442	538	(96)	(17.8)
Service charges on deposit accounts	250	349	(99)	(28.4)
Other service charges and fees	451	352	99	28.1
Commissions	781	734	47	6.4
Gains on securities transactions, net	55	42	13	31.0
Gains on equity securities, net	(54)	7	(61)	(871.4)
Gains on sale of mortgages	2,081	606	1,475	243.4
Earnings on bank owned life insurance	209	186	23	12.4
Other miscellaneous income	159	129	30	23.3

Total other income	4,374	2,943	1,431	48.6

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019
	$	$	$	%

Trust and investment services	1,480	1,580	(100)	(6.3)
Service charges on deposit accounts	770	1,026	(256)	(25.0)
Other service charges and fees	1,245	998	247	24.7
Commissions	2,116	2,145	(29)	(1.4)
Gains on securities transactions, net	704	229	475	207.4
Gains (losses) on equity securities, net	(279)	51	(330)	(647.1)
Gains on sale of mortgages	4,312	1,370	2,942	214.7
Earnings on bank owned life insurance	620	543	77	14.2
Other miscellaneous income	241	307	(66)	(21.5)

Total other income	11,209	8,249	2,960	35.9

Trust and investment services income decreased $96,000, or 17.8%, and $100,000, or 6.3%, for the three and nine months ended September 30, 2020, compared to the same periods last year. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the third quarter of 2020, traditional trust income decreased by $29,000, or 9.8%, while income from alternative investments decreased by $67,000, or 28.5%, compared to the third quarter of 2019. For the nine months ended September 30, 2020, traditional trust services income decreased by $23,000, or 2.5%, while income from alternative investment services decreased by $77,000, or 12.2%, compared to the same period in 2019. The decline in income from the investment services area for both time periods can be attributed to less new business, which was impacted by COVID-19 and the branch lobby closures during the second quarter. Management would expect activity to increase again going into the remainder of 2020 and into 2021. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there continues to be great need for retirement, estate, small business succession planning, and personal investment services in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Service charges on deposit accounts decreased by $99,000, or 28.4%, and $256,000, or 25.0%, for the three and nine months ended September 30, 2020, compared to the same periods in 2019. The decrease is primarily due to a decrease in overdraft fees that were lower by $95,000, or 33.3%, and $214,000, or 25.9%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. This decline can be primarily attributed to the current economic environment, which has necessitated changes in customer behaviors. Various other fee income categories increased or decreased to lesser degrees making up the remainder of the variance compared to the prior year.

Other service charges and fees increased by $99,000, or 28.1%, and $247,000, or 24.7%, for the three and nine months ended September 30, 2020, compared to the same periods in 2019. The increase is primarily due to an increase in loan administration fees that were higher by $84,000, or 107.7%, and $200,000, or 95.8%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. This was a result of increased secondary market mortgage activity due to the very low interest rate environment. Additionally, loan modification fees were higher by $87,000 and $161,000, for the three and nine months ended September 30, 2020, compared to the same periods in the prior year. Partially offsetting these increases, fees on an off-balance sheet cash management product decreased by $108,000, or 96.4%, and $156,000, or 52.2%, for the three and nine months ended September 30, 2020, compared to the same periods in 2019. Various other fee income categories increased or decreased to lesser degrees making up the remainder of the variance compared to the prior year.

Commissions increased by $47,000, or 6.4%, and decreased by $29,000, or 1.4%, for the three and nine months ended September 30, 2020, compared to the same periods in 2019. The quarterly increase was primarily caused by commissions from Banker’s Settlement Services which increased by $31,000, or 145.1%, and commissions on merchant services which increased by $12,000, or 42.2%. The year-to-date decrease was primarily caused by a decrease in debit card interchange income of $71,000, or 3.8%. The interchange income is a direct result of the volume of debit card transactions processed and this income decreased during the second quarter of 2020 as customer spending changed with lower levels of purchases impacted by COVID-19.

For the three and nine months ended September 30, 2020, $1,000 and $425,000 of gains on securities transactions were recorded, respectively, compared to gains of $49,000 and $280,000, respectively, for the same periods in 2019. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses recorded by the Corporation depend heavily on market pricing and the volume of security sales. Generally, the lower U.S. Treasury yields go, the more management will be motivated to pursue taking gains from the sale of securities. However, these market opportunities are evaluated subject to the Corporation’s other asset liability measurements and goals. The yield curve in the first nine months of 2020 provided better opportunities to take gains out of the portfolio than during the first nine months of 2019.

Gains on the sale of mortgages were $2,081,000 for the three-month period ended September 30, 2020, compared to $606,000 for the same period in 2019, a $1,475,000, or 243.4% increase. For the nine-month period ended September 30, 2020, mortgage gains amounted to $4,312,000, compared to $1,370,000 for the same period in 2019, a $2,942,000, or 214.7% increase. Mortgage activity was significantly higher in the first nine months of 2020 compared to the prior year as a result of historically low interest rates and a surge in mortgage refinancing activity. Management currently anticipates that gains throughout the remainder of 2020 may continue at a higher level compared to the prior year, but a lower level compared to the first nine months of 2020, due to the favorable rate environment and reasonable margins received on the mortgages that are being sold.

For the three months ended September 30, 2020, earnings on bank-owned life insurance (BOLI) increased by $23,000, or 12.4%, and for the nine months ended September 30, 2020, earnings on BOLI increased by $77,000, or 14.2%, compared to the same periods in 2019. The amount of BOLI income is generally dependent upon the actual return of the policies, the insurance cost components, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The miscellaneous income category increased by $30,000, or 23.3%, for the three months ended September 30, 2020, and decreased by $66,000, or 21.5%, for the nine months ended September 30, 2020, compared to the same periods in 2019. The quarterly increase can be attributed to an increase of $20,000 in net mortgage servicing income while the year-to-date decrease can be attributed to a decline in this income of $87,000. Amortization on mortgage servicing assets was very high in the first quarter of 2020 and then came down significantly in the second and third quarters resulting in these variances.

Operating Expenses

Operating expenses for the third quarter of 2020 were $9,198,000, an increase of $1,070,000, or 13.2%, compared to the $8,128,000 for the third quarter of 2019. For the year-to-date period ended September 30, 2020, operating expenses totaled $26,552,000, an increase of $1,925,000, or 7.8%, compared to the same period in 2019. The following tables provide details of the Corporation’s operating expenses for the three and nine-month periods ended September 30, 2020, compared to the same periods in 2019.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,
	2020	2019	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	5,860	5,227	633	12.1
Occupancy expenses	598	605	(7)	(1.2)
Equipment expenses	298	297	1	0.3
Advertising & marketing expenses	184	205	(21)	(10.2)
Computer software & data processing expenses	835	620	215	34.7
Bank shares tax	239	233	6	2.6
Professional services	549	448	101	22.5
Other operating expenses	635	493	142	28.8
Total Operating Expenses	9,198	8,128	1,070	13.2

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	16,522	15,520	1,002	6.5
Occupancy expenses	1,805	1,825	(20)	(1.1)
Equipment expenses	904	871	33	3.8
Advertising & marketing expenses	676	621	55	8.9
Computer software & data processing expenses	2,309	1,886	423	22.4
Bank shares tax	718	698	20	2.9
Professional services	1,679	1,479	200	13.5
Other operating expenses	1,939	1,727	212	12.3
Total Operating Expenses	26,552	24,627	1,925	7.8

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise approximately 63% of the Corporation’s total operating expenses. For the three months ended September 30, 2020, salaries and benefits increased $633,000, or 12.1%, from the same period in 2019. For the nine months ended September 30, 2020, salaries and benefits increased $1,002,000, or 6.5%, compared to the nine months ended September 30, 2019. Salaries increased by $448,000, or 11.6%, and employee benefits increased by $185,000, or 13.6%, for the three months ended September 30, 2020, compared to the same period in 2019. For the nine months ended September 30, 2020, salary expense increased by $544,000, or 4.8%, while employee benefits increased by $458,000, or 10.9%, compared to the nine months ended September 30, 2019. Salary costs were higher for both the quarter and year-to-date periods due to higher commissions paid out on mortgage production which were partially offset by higher deferred costs on loan originations, which are recorded as a contra salary expense. Additionally, for the year-to-date period, salary costs were higher due to a performance bonus paid out in the first quarter of 2020. Employee benefits expense was at a higher level for the quarter and year-to-date periods in 2020 due to higher health insurance costs, which increased by $157,000, or 23.5%, and $468,000, or 23.0%, for the three and nine months ended September 30, 2020, compared to the same periods in 2019.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Advertising and marketing expenses decreased by $21,000, or 10.2%, and increased by $55,000, or 8.9%, for the three and nine months ended September 30, 2020, compared to the same periods in 2019. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses increased by $12,000, or 8.9%, for the quarter-to-date period, and $100,000, or 24.2%, for the year-to-date period ended September 30, 2020, compared to the same periods in the prior year. Public relations expenses decreased by $33,000, or 49.3%, and $45,000, or 21.8%, for the three and nine months ended September 30, 2020, compared to the same periods in 2019. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is highly dependent upon the execution of those strategies.

Computer software and data processing expenses increased by $215,000, or 34.7%, for the third quarter of 2020 compared to 2019, and $423,000, or 22.4%, for the nine months ended September 30, 2020, compared to the same periods in 2019. Software-related expenses were up by $146,000, or 44.3%, for the three months ended September 30, 2020, and by $287,000, or 27.4%, for the nine months ended September 30, 2020, compared to the same periods in the prior year. The increases were primarily a result of increased amortization due to purchases of new software platforms to support the strategic initiatives of the Corporation. Software expenses are likely to continue to increase in 2020, but the actual increase will be dependent on how quickly new software platforms are identified, analyzed, approved and placed into service. Data processing fees were up $70,000, or 24.0%, and $136,000, or 16.2%, for the three and nine months ended September 30, 2020, compared to the same periods in 2019.

Bank shares tax expense was $239,000 for the third quarter of 2020, an increase of $6,000, or 2.6%, from the third quarter of 2019. For the year-to-date period, shares tax increased by $20,000, or 2.9%, compared to the prior year. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. The shares tax calculation uses a period-end balance of shareholders’ equity and a tax rate of 0.95%. The increase in 2020 can be primarily attributed to the Corporation’s growing value of shareholders’ equity.

Professional services expense increased by $101,000, or 22.5%, and $200,000, or 13.5%, for the three and nine-month periods ended September 30, 2020, compared to the same periods in 2019. These services include accounting and auditing fees, legal fees, and fees for other third-party services. Trust department processing fees increased by $29,000 for the three months ended September 30, 2020, and other outside services increased by $39,000, or 17.8%, for the third quarter of 2020 compared to the prior year. For the year-to-date period, other outside service fees increased by $169,000, or 26.4%, in 2020 compared to 2019. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Other operating expenses increased by $142,000, or 28.8%, and $212,000, or 12.3%, for the three and nine-month periods ended September 30, 2020, compared to the same periods in 2019. Contributing to these increase, loan-related expenses increased by $82,000, or 88.8% for the quarter-to-date period and $102,000, or 31.0% for the year-to-date period. Additionally, FDIC insurance costs increased by $80,000 for the three months ended September 30, 2020, compared to the third quarter of the prior year. Operating supplies and fraud-related charge-offs increased by $88,000, or 43.1%, and $53,000, or 710.0% respectively, for the nine months ended September 30, 2020, compared to the prior year. Partially offsetting these increases, travel-related costs were down $29,000, or 61.3%, and $103,000, or 61.1%, for the three and nine months ended September 30, 2020, compared to the same periods in the prior year. Several other operating expense categories increased or decreased by smaller amounts making up the remainder of this variance.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Income Taxes

For the nine months ended September 30, 2020, the Corporation recorded Federal income tax expense of $1,610,000, compared to $1,596,000 for the nine months ended September 30, 2019. The effective tax rate for the Corporation was 15.6% for the nine months ended September 30, 2020 and 2019. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and BOLI income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate. The effective tax rate is calculated by dividing the Corporation’s provision for Federal income taxes on the Consolidated Statements of Income by the income before income taxes for the applicable period.

The Corporation’s effective tax rate has historically been maintained at low levels primarily due to a relatively high level of tax-free municipal bonds held in the securities portfolio. The fluctuation of the effective tax rate will occur as a result of total tax-free revenue as a percentage of total revenue.

The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation’s Holding Company has very limited taxable corporate net income activities. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is subject to Pennsylvania Bank Shares Tax. Like Federal Corporate income tax, the Pennsylvania Bank Shares Tax is a significant expense for the Corporation, amounting to $718,000 in the first nine months of 2020 compared to $698,000 in 2019. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of September 30, 2020, the Corporation had $366.9 million of securities available for sale, which accounted for 27.9% of assets, compared to 26.9% as of December 31, 2019, and 26.6% as of September 30, 2019. Based on ending balances, the securities portfolio increased 20.3% from September 30, 2019, and 16.5% from December 31, 2019.

The debt securities portfolio was showing a net unrealized gain of $7,285,000 as of September 30, 2020, compared to an unrealized gain of $2,027,000 as of December 31, 2019, and an unrealized gain of $2,133,000 as of September 30, 2019. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates. The 10-year U.S. Treasury yield was 1.68% as of September 30, 2019, 1.92% as of December 31, 2019, and 0.69% as of September 30, 2020. The lower Treasury rates have caused an increase in market valuation, which has resulted in the higher unrealized gains recorded at September 30, 2020 compared to lower levels of gains at December 31, 2019 and September 30, 2019.

The table below summarizes the Corporation’s amortized cost, unrealized gain or loss position, and fair value for each sector of the securities portfolio for the periods ended September 30, 2020, December 31, 2019, and September 30, 2019.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
September 30, 2020
U.S. government agencies	8,216	157	8,373
U.S. agency mortgage-backed securities	64,263	1,401	65,664
U.S. agency collateralized mortgage obligations	40,236	669	40,905
Asset-backed securities	41,892	(839)	41,053
Corporate bonds	59,436	1,278	60,714
Obligations of states and political subdivisions	138,701	4,619	143,320
Total debt securities, available for sale	352,744	7,285	360,029
Equity securities	7,109	(255)	6,854
Total securities	359,853	7,030	366,883

December 31, 2019
U.S. government agencies	32,621	3	32,624
U.S. agency mortgage-backed securities	48,859	(233)	48,626
U.S. agency collateralized mortgage obligations	60,124	129	60,253
Asset-backed securities	23,646	(384)	23,262
Corporate bonds	54,604	276	54,880
Obligations of states and political subdivisions	86,216	2,236	88,452
Total debt securities	306,070	2,027	308,097
Equity securities	6,685	23	6,708
Total securities	312,755	2,050	314,805

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
September 30, 2019
U.S. government agencies	35,398	(82)	35,316
U.S. agency mortgage-backed securities	46,354	(443)	45,911
U.S. agency collateralized mortgage obligations	54,510	150	54,660
Asset-backed securities	19,787	(219)	19,568
Corporate bonds	54,672	—	54,672
Obligations of states and political subdivisions	86,129	2,727	88,856
Total debt securities	296,850	2,133	298,983
Equity securities	6,130	(22)	6,108
Total securities available for sale	302,980	2,111	305,091

Interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income securities portfolio. There are also a number of other market factors that impact bond prices. During the second half of 2019, the Federal Reserve decreased short-term rates three times for a total of 75 basis points, and during the first quarter of 2020, the Federal Reserve decreased short-term rates two times for a total of 150 basis points. Market conditions for the first nine months of 2020 were very unpredictable and fast changing due to the start of and continuing impact of COVID-19 and the declaration of a global pandemic on March 11, 2020. The Fed’s reduction of interest rates was in response to this pandemic and caused short-term and long-term Treasury rates to decline at a rapid pace to reach all-time lows. This pandemic continued to have far-reaching impacts on local, national, and global economies and supply chains and negatively affected market pricing resulting in lower unrealized gains on the securities portfolio despite lower Treasury rates at September 30, 2020, compared to December 31, 2019. However, unrealized gains on the debt securities portfolio increased during the second and third quarters ending at $7,285,000 as of September 30, 2020. The 10-year U.S. Treasury reached a low of 0.51% on August 4, 2020, compared to a 2020 high of 1.88% to start the year. The COVID-19 pandemic continues to have significant impacts on rates and the economy and management believes this will continue throughout 2020 resulting in these very low rates for the remainder of the year. Beyond interest rate movements, there are also a number of other factors that influence bond pricing including regulatory changes, financial performance of issuers, changes to credit ratings of insurers of bonds, changes in market perception of certain classes of securities, and many more. Management monitors the changes in interest rates and other market influences to assist in management of the securities portfolio.

Any material increase in market interest rates would have a negative impact on the market value of the Corporation’s fixed income debt securities. As of September 30, 2020, approximately 78% of the Corporation’s debt securities were fixed rate securities with the other 22% variable rate. The variable rate instruments generally experience very little impact to valuation based on a change in rates because they trade on a spread over overnight rates such as LIBOR. However, with the Federal Reserve drastically reducing the Federal funds rate by 1.50% in March to 0.25% it caused the market to view floating rate bonds differently, as the new effective yields on those securities would be significantly reduced upon the next rate reset; whereas fixed rate securities without call options could maintain their effective yield in a new bond market with sharply lower yields. Therefore, the valuation of the fixed rate securities held up better when the securities portfolio was valued for September 30, 2020. Generally the longer the bond and the longer the call protection, the better the bond did in terms of valuation. The municipal bond sector is the largest of the portfolio and, as a result, management will closely monitor the 10-year U.S. Treasury yield due to its impact on these securities. The other sectors of the portfolio have shorter lives and duration and would be more influenced by the 2-year and 5-year U.S. Treasury rates. It is anticipated that the current unrealized gains could improve even further if market rates remain stagnant or decrease during the remainder of the year.

The effective duration of the Corporation’s portfolio continues to be at historic lows but increased slightly in the third quarter of 2020, to 2.5, from 2.2 as of December 31, 2019. Effective duration is a measurement of the length of the securities portfolio with a higher level indicating more length and more exposure to an increase in interest rates. The securities portfolio base case effective duration was 2.2 as of September 30, 2019. Duration is expected to remain stable or increase slightly throughout the remainder of 2020. The Corporation was able to reduce effective duration by purchasing more variable rate securities throughout 2018 and 2019. Additionally, with declining rates, pass-through structures of MBS and CMO instruments typically shorten in duration as principal payments increase.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Management’s actions to maintain reasonable effective duration of the securities portfolio are part of a broader asset liability plan to continually work to mitigate future interest rate risk and fair value risk to the Corporation. Part of that strategy is to retain higher levels of cash and cash equivalents to increase liquidity and provide an immediate hedge against higher interest rates and fair value risk. However, despite taking actions to mitigate the Corporation’s future risk, these risks are inherent to the banking model. Unrealized gains and losses on securities will vary significantly according to market forces. Management’s focus will continue to be on the long-term performance of these securities. While management has and will continue to take gains from the portfolio when opportunities exist, the broader securities strategy remains to buy and hold debt securities until maturity. Because market interest rates were declining rapidly in the first nine months of 2020, there was some opportunity to realize gains from the sales of securities. As a result, gains from the sales of debt securities were up for the nine months ended September 30, 2020, compared to the prior year’s period.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed and variable rate bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book and fair market value of $6.2 million. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price. The Corporation also has a small portfolio of bank stocks with a book value of $947,000 and fair market value of $692,000 as of September 30, 2020. The fair value of the bank stocks was significantly impacted by the COVID-19 pandemic and the drastic devaluation of bank stocks during this time. The equity holdings make up 1.9% of the Corporation’s securities available for sale.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

SECURITIES PORTFOLIO
(DOLLARS IN THOUSANDS)
	Period Ending
	September 30, 2020		December 31, 2019		September 30, 2019
	$	%	$	%	$	%

U.S. government agencies	8,373	2.3	32,624	10.5	35,316	11.6
U.S. agency mortgage-backed securities	65,664	17.9	48,626	15.4	45,911	15.1
U.S. agency collateralized mortgage obligations	40,905	11.1	60,253	19.1	54,660	17.9
Asset-backed securities	41,053	11.2	23,262	7.4	19,568	6.4
Corporate debt securities	60,714	16.5	54,880	17.4	54,672	17.9
Obligations of states and political subdivisions	143,320	39.1	88,452	28.1	88,856	29.1
Total debt securities, available for sale	360,029	98.1	308,097	97.9	298,983	98.0

Marketable equity securities (a)	6,854	1.9	6,708	2.1	6,108	2.0

Total securities	366,883	100.0	314,805	100.0	305,091	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	credit risk of each instrument and risk-based capital considerations
•	Federal income tax considerations with regard to obligations of tax-free states and political subdivisions.

The Corporation’s U.S. government agency sector decreased by $26.9 million, or 76.3%, since September 30, 2019, with the weighting decreased from 11.6% of the portfolio to 2.3%. In the past, management’s goal was to maintain agency securities at approximately 10% of the securities portfolio. In the current rate environment, management is comfortable maintaining agencies below this level. With the drastic decline in market rates throughout the first nine months of 2020, many U.S. agency securities were called and a number of others were sold during the nine months ended September 30, 2020. In the past, this sector was important in maintaining adequate risk weightings of the portfolio and to ensure sufficient U.S. government securities for pledging purposes, but management has been utilizing mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs) to do the same. Management has increased the allocations of the ABS and MBS sectors since September 30, 2019. Next to U.S. Treasuries, U.S. agencies are viewed as the safest securities and are considered by management as a smaller foundational component of the portfolio.

The Corporation’s U.S. agency MBS and CMO sectors have changed since September 30, 2019, with MBS increasing $19.8 million, or 43.0%, and CMOs decreasing $13.8 million, or 25.2%. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow of approximately $3.0 - $4.0 million per month. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS and CMO securities is reasonably stable and as a group is material, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Asset-backed securities increased by $21.5 million, or 109.8%, from September 30, 2019 to September 30, 2020. These securities are floating rate student loan pools which are instruments that will perform well in a rates-up environment and offset the interest rate risk of the longer fixed-rate municipal bonds. These securities provide a variable rate return materially above the overnight Federal funds rate in a safe investment with a risk rating very similar to that of U.S. Agency bonds. The asset-backed securities generally provide monthly principal and interest payments to complement the Corporation’s ongoing cash flow.

As of September 30, 2020, the fair value of the Corporation’s corporate bonds increased by $6.0 million, or 11.1%, from balances at September 30, 2019. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Obligations of states and political subdivisions, or municipal bonds, are tax-free and taxable securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. However, due to the decrease in the Federal tax rate as enacted by the Tax Cuts and Jobs Act, municipal yields do not outperform the other segments of the securities portfolio to the same degree as years prior to 2018. Municipal securities were purchased throughout the first nine months of 2020 due to market conditions that led to favorable yields on some instruments. The Corporation also began purchasing some taxable municipal securities that added to the value of this sector. Due to these purchases, the fair market value of municipal holdings has increased by $54.5 million, or 61.3%, from September 30, 2019 to September 30, 2020. Municipal bonds represented 39.1% of the securities portfolio as of September 30, 2020, compared to 29.1% as of September 30, 2019. The Corporation’s investment policy limits municipal holdings to 125% of Tier 2 capital at the Bank level. As of September 30, 2020, municipal holdings amounted to 109.7% of Tier 2 capital.

The Corporation’s investment policy requires that municipal bonds not carrying any insurance coverage have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of September 30, 2020, no municipal bonds carried a credit rating under these levels.

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

By policy, management is to identify and recommend whether to hold or sell securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase, or below investment grade. Management monitors the security ratings on a monthly basis and reviews quarterly with the Board of Directors. Management, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines or below investment grade based on the expectation of recovery of market value or improved performance. At this time management has elected, and the Board has approved, holding all securities that have fallen below initial policy guidelines. As of September 30, 2020, no securities have fallen below investment grade.

As of September 30, 2020, two of the 33 corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 99.0% of book value, with these unrealized losses on variable rate corporate bonds where valuation was impacted by the sudden March 2020 overnight rate decreases. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of September 30, 2020, all but two of the corporate bonds had at least one A3 or A- rating by one of the two predominate credit rating services, Moody’s and S&P. These two corporate bonds were from the same issuer and had a total book value of $3.0 million, and did not have an A3 or A- rating as of September 30, 2020. These bonds were rated Moody’s Baa1 and S&P BBB+, which are two levels above the minimum required to be considered investment grade. Management conducts ongoing monitoring of these bonds and has chosen to continue to hold these bonds with Board approval. In addition, there are fifteen corporate bond instruments that have split ratings with the highest rating within the Corporation’s initial purchase policy guidelines and the lower rating outside of management guidelines, but all are still investment grade. The fifteen bonds have a book value of $24.4 million with a $556,000 unrealized gain as of September 30, 2020. Management conducts ongoing monitoring of these bonds with the Board approving holding these securities on a quarterly basis. Currently, there are no indications that any of these bonds would discontinue contractual payments.

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

Loans

Net loans outstanding increased by 14.1%, to $831.2 million at September 30, 2020, from $728.6 million at September 30, 2019. Net loans increased by 11.7%, an annualized rate of 15.6%, from $744.2 million at December 31, 2019. The following table shows the composition of the loan portfolio as of September 30, 2020, December 31, 2019, and September 30, 2019.

LOANS BY MAJOR CATEGORY
(DOLLARS IN THOUSANDS)
	September 30		December 31,		September 30
	2020		2019		2019
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	136,125	16.2	120,212	16.0	113,744	15.4
Agriculture mortgages	174,150	20.7	175,367	23.3	173,697	23.6
Construction	22,380	2.7	16,209	2.2	17,661	2.4
Total commercial real estate	332,655	39.6	311,788	41.5	305,102	41.4

Consumer real estate (a)
1-4 family residential mortgages	260,465	30.9	258,676	34.4	250,898	34.1
Home equity loans	10,788	1.3	9,770	1.3	11,366	1.5
Home equity lines of credit	68,368	8.1	70,809	9.4	69,113	9.4
Total consumer real estate	339,621	40.3	339,255	45.1	331,377	45.0

Commercial and industrial
Commercial and industrial	128,414	15.2	58,019	7.7	56,690	7.7
Tax-free loans	16,423	1.9	16,388	2.2	16,575	2.3
Agriculture loans	20,494	2.4	20,804	2.8	20,918	2.8
Total commercial and industrial	165,331	19.5	95,211	12.7	94,183	12.8

Consumer	5,190	0.6	5,416	0.7	5,651	0.8

Total loans	842,797	100.0	751,670	100.0	736,313	100.0
Less:
Deferred loan costs, net	(380)		(1,948)		(1,791)
Allowance for loan losses	11,996		9,447		9,474
Total net loans	831,181		744,171		728,630

(a) Residential real estate loans do not include mortgage loans serviced for others which totaled $217,812,000 as of September 30, 2020, $154,577,000 as of December 31, 2019, and $138,468,000 as of September 30, 2019.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

There was significant growth in the loan portfolio since September 30, 2019, and December 31, 2019 respectively. Most major loan categories showed an increase in balances from both time periods. Loan growth was significant in 2019 and continued with growth in the first nine months of 2020 driven primarily by the funding of Payroll Protection Program (PPP) loans to local businesses.

The consumer residential real estate category represents the largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $331.4 million on September 30, 2019, to $339.6 million on September 30, 2020, a 2.5% increase. This category includes closed-end fixed rate or adjustable-rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged close to 40% of total loans. As of September 30, 2019, this percentage was 45.0%, and as of September 30, 2020, it decreased to 40.3% with the growth of PPP loans in the commercial and industrial sector. Management expects the consumer residential real estate category to increase slightly throughout the remainder of 2020 due to a continued effort to increase mortgage volume, aided by lower interest rates, which should continue to motivate home buyers and those refinancing. The consumer residential real estate sector should also grow as a percentage of the total loan portfolio as PPP loans are forgiven or pay off. Although economic conditions for consumers have deteriorated with the COVID-19 pandemic, increased unemployment, and decreased consumer spending, the mortgage market continues to remain relatively strong as consumers refinance existing debt to lower rates. Market conditions have been changing rapidly throughout the first nine months of 2020 and the rest of the year is unpredictable, but management would expect mortgage volume to continue at fairly high levels.

The first lien 1-4 family mortgages increased by $9.6 million, or 3.8%, from September 30, 2019, to September 30, 2020. These first lien 1-4 family loans made up 75.7% of the residential real estate total as of September 30, 2019, and 76.7% as of September 30, 2020. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. In the third quarter of 2020, mortgage production increased 6% over the previous quarter, and was up 74% over the third quarter of 2019.  This brought year-to-date mortgage originations to $166.7 million, a 65% increase over the same period last year.  Purchase money origination constituted 46% of the Corporation’s mortgage originations for the nine months ended September 30, 2020, with construction-only and construction-permanent loans making up 33% of that mix.  With continued heavier than normal refinance activity, the percentage of mortgage originations going in the Corporation’s held-for-investment mortgage portfolio declined with more customers opting for held-for-sale fixed rate products.  Through September 30, 2020, 40% of all mortgage originations were held in the mortgage portfolio, 56% of which were adjustable rate mortgages.  As of September 30, 2020, ARM balances were $129.9 million, representing 50% of the 1-4 family residential loan portfolio of the Corporation. The ARM product is beneficial to the Corporation as it limits the interest rate risk to a much shorter time period.

As of September 30, 2020, the remainder of the residential real estate loans consisted of $10.8 million of fixed rate junior lien home equity loans, and $68.4 million of variable rate home equity lines of credit (HELOCs). This compares to $11.4 million of fixed rate junior lien home equity loans, and $69.1 million of HELOCs as of September 30, 2019. Therefore, combined, these two types of home equity loans decreased from $80.5 million to $79.2 million, a decrease of 1.6%. The majority of borrowers had been choosing variable rate HELOC loans throughout 2019 particularly after the Federal Reserve lowered rates three times in the second half of the year. With the further rate declines in the first quarter of 2020, management expects HELOC activity to increase with customers choosing variable rate product over fixed rate product until rates begin to increase again.

Commercial real estate makes up of 39.6% of total loans as of September 30, 2020, compared to 41.4% of total loans as of September 30, 2019. Within the commercial real estate segment there has been an increase in agricultural mortgages, commercial mortgages, and construction based mortgages over the past year. Agricultural mortgages increased $500,000, or 0.3%, from $173.7 million as of September 30, 2019, to $174.2 million as of September 30, 2020. The increase in agricultural mortgages was caused by an increase in the pipeline of agricultural projects throughout 2019. These loans are now closing as some farmers are moving ahead with projects that may have been on hold for a period of time. Dairy lending remains constrained with milk prices at three-year lows and it does not appear pricing will improve materially in the immediate future. There have been overcapacity issues with some consolidation of the area’s larger milk producers. Several dairy farmers have left the industry or are in the process of doing so. Approximately 42% of the Corporation’s agricultural purpose loans support dairy operations while another 26% are either broiler or egg producers. Management believes the level of agricultural mortgages will steadily increase aided by the Corporation’s heavy focus on the agricultural community and a full staff ready to meet agriculture lending needs, but challenged by the declining economic conditions for farmers in the local market area.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Commercial mortgages increased $22.4 million, or 19.7%, from balances at September 30, 2019. Commercial mortgages as a percentage of the total loan portfolio increased to 16.2% as of September 30, 2020, compared to 15.4% at September 30, 2019. New loan production in this segment is currently outpacing normal principal payments, pay downs, and payoffs. The commercial real estate market environment is showing slow growth in the Corporation’s market area but more competition is vying for this business. Management expects commercial real estate loans to remain stable as a percentage of the Corporation’s loans for the remainder of 2020.

The Corporation’s commercial construction loan balances increased by $4.7 million, or 26.7%, from September 30, 2019 to September 30, 2020. Management was experiencing some demand for smaller residential builds like construction on existing lots but no new large scale projects. Commercial construction loans were 2.4% of the total loan portfolio as of September 30, 2019, compared to 2.7% as of September 30, 2020.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 19.5% of total loans as of September 30, 2020, compared to 12.8% as of September 30, 2019. The significant increase in this loan category is due solely to the PPP loans which amounted to $77.7 million as of September 30, 2020. Outside of this loan growth, commercial and industrial loans would have decreased from September 30, 2019 to September 30, 2020. In scope, the commercial and industrial loan sector, at 19.5% of total loans, is significantly smaller than the commercial real estate sector at 39.6% of total loans. This is consistent with management’s credit preference for obtaining real estate collateral when making commercial loans. The balance of total commercial and industrial loans increased from $94.2 million at September 30, 2019, to $165.3 million at September 30, 2020, a 75.5% increase. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. The balance at September 30, 2020, also includes the PPP loans, which will decline rapidly beginning in the fourth quarter of 2020 as these loans are forgiven by the SBA after businesses prove they used the funds for qualified expenses. Management anticipates that these loans will experience a significant decline in the remainder of 2020 and into 2021.

The Corporation provides credit to many small and medium-sized businesses. Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees. Commercial and industrial loans, including PPP loans, increased to $128.4 million at September 30, 2020, a $71.7 million, or 126.5% increase, from the $56.7 million at September 30, 2019. The tax-free loans declined by $152,000, or 0.9%, from balances at September 30, 2019, and the commercial and industrial agricultural loans decreased by $424,000, or 2.0%.

The consumer loan portfolio decreased to $5.2 million at September 30, 2020, from $5.7 million at September 30, 2019. Consumer loans made up 0.6% of total loans on September 30, 2020, and 0.8% at September 30, 2019. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans that are generally unsecured. Slightly higher demand for unsecured credit is being outpaced by principal payments on existing loans resulting in the decrease in balances. Management anticipates that the Corporation’s level of consumer loans will likely remain stable as a percentage of the portfolio, as the need for additional unsecured credit is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)
	September 30,	December 31,	September 30,
	2020	2019	2019
	$	$	$

Nonaccrual loans	846	1,984	2,466
Loans past due 90 days or more and still accruing	284	821	322
Troubled debt restructurings	5,513	1,157	1,157
Total non-performing loans	6,643	3,962	3,945

Other real estate owned	—	—	—

Total non-performing assets	6,643	3,962	3,945

Non-performing assets to net loans	0.80%	0.53%	0.54%

The total balance of non-performing assets increased by $2.7 million, or 68.4%, from September 30, 2019 to September 30, 2020, and increased by $2.7 million, or 67.7%, from balances at December 31, 2019. The increase from the prior year was primarily due to higher levels of troubled debt restructurings (TDRs). Non-accrual loans decreased by $1.6 million, or 65.7%, since September 30, 2019, when three loans to one borrower were paid off.

As of September 30, 2020 there were four TDR loans that totaled $5.5 million. TDRs increased by $4.4 million from December 31, 2019, as a $3.6 million loan was added to TDR in the third quarter of 2020, while another TDR on a $824,000 loan to a farmer was added in the second quarter of 2020. The large $3.6 million loan was restructured with a rate modification and interest only payments until December 2020. These concessions went beyond what was permitted as part of the government’s COVID-19 relief provisions. The remaining two TDRs existed as of September 30, 2019 and December 31, 2019. They were an agriculture mortgage of $677,000 that had cash flow difficulties and a modification in payment terms was made to allow annual interest and principal payments, and a $439,000 1–4 family real estate secured loan with a payment modification made in the form of granting a nine-month interest-only payment. This second TDR loan was both non-accrual and TDR. For this above non-performing chart, the $439,000 real estate loan is listed under TDR loans.

A TDR is a loan where the borrower is experiencing financial difficulty and management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender.

Management continues to monitor delinquency trends and the level of non-performing loans closely. At this time, management believes that the potential for material losses related to non-performing loans is increasing with the level of special mention and substandard loans being up moderately over both December 31, 2019 and September 30, 2019.

There was no other real estate owned (OREO) as of September 30, 2020, December 31, 2019, or September 30, 2019.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Allowance for Loan Losses table below shows the activity in the allowance for loan losses for the nine-month periods ended September 30, 2020 and September 30, 2019. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for loan losses as a percentage of total loans.

ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)
	Nine Months Ended
	September 30
	2020	2019
	$	$

Balance at January 1,	9,447	8,666
Loans charged off:
Real estate	—	122
Commercial and industrial	23	63
Consumer	19	26
Total charged off	42	211

Recoveries of loans previously charged off:
Real estate	(11)	(129)
Commercial and industrial	(3)	(47)
Consumer	(2)	(3)
Total recovered	(16)	(179)
Net loans charged off	26	32

Provision charged to operating expense	2,575	840

Balance at September 30,	11,996	9,474

Net charge-offs as a % of average total loans outstanding	0.00%	0.00%

Allowance at end of period as a % of total loans	1.42%	1.28%

Charge-offs for the nine months ended September 30, 2020, were $42,000, compared to $211,000 for the same period in 2019. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first nine months of 2020, the Corporation charged off a small amount related to a commercial and industrial loan and several smaller amounts related to consumer loans. In the first nine months of 2019, the Corporation charged off a business relationship totaling $164,000 and several smaller amounts related to consumer loans. Recoveries were lower in the first nine months of 2020 as the Corporation recovered only small amounts in 2020 compared to a larger amount related to a real estate borrower in 2019.

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

The Corporation’s level of classified loans was $26.1 million on September 30, 2020, compared to $19.9 million on September 30, 2019. Total classified loans increased during 2019 and through the first nine months of 2020 primarily related to the downgrade of several unrelated agricultural customers. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. There was $1.1 million of specifically allocated allowance against the classified loans as of September 30, 2020, $189,000 of specific allocation as of December 31, 2019, and $596,000 of specific allocation as of September 30, 2019. Typically, as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance.

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

The allowance as a percentage of total loans was 1.42% as of September 30, 2020, 1.25% as of December 31, 2019, and 1.28% September 30, 2019. Management anticipates that the allowance percentage will increase during the remainder of 2020, as the allowance balance is increased with additional provision expense and the total loan balance decreases with the payoff of PPP loans. It is typical for the allowance for loan losses to contain a small amount of excess reserves. Over the long term, management targets an excess reserve under 5% knowing that the reserve can fluctuate. The excess reserve stood at 2.1% as of September 30, 2020. Management would anticipate that this unallocated portion of the allowance could increase throughout the remainder of 2020.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $0.5 million, or 2.0%, to $24.7 million as of September 30, 2020, from $25.2 million as of September 30, 2019. As of September 30, 2020, $220,000 was classified as construction in process compared to $202,000 as of September 30, 2019. Fixed assets declined as a result of depreciation outpacing new purchases in 2020.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $6.5 million of regulatory stock holdings as of September 30, 2020, consisted of $6.3 million of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding FHLB borrowings and mortgage activity. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $6.3 million on September 30, 2020, $7.1 million on December 31, 2019, and $7.0 million on September 30, 2019, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

The 2020 third quarter dividend declaration made on FHLB stock by FHLB of Pittsburgh was at a 6.25% annualized yield on activity stock and 3.00% annualized yield on membership stock. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB.

Deposits

The Corporation’s total ending deposits at September 30, 2020, increased by $152.7 million, or 15.7%, and by $179.8 million, or 19.0%, from December 31, 2019, and September 30, 2019, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity markets continued to lead customers to banks for safe places to deposit money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since September 30, 2019, with the changes being a $117.3 million, or 33.7% increase in non-interest bearing demand deposit accounts, a $26.2 million, or 136.1% increase in interest bearing demand balances, a $21.4 million, or 23.7% increase in NOW balances, a $23.2 million, or 15.6% decrease in money market account balances, a $52.2 million, or 25.6% increase in savings account balances, and a $14.2 million, or 10.3% decrease in time deposit balances.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The growth across most categories of core deposit accounts is a direct result of the PPP loan funding process as many customers applied for PPP loans with the approved funds deposited directly into their ENB deposit accounts. In addition, customer spending patterns have changed throughout the COVID-19 pandemic with government aid helping to financially support individuals and businesses and customers spending less and saving more. With the decrease in rates that occurred during the first nine months of 2020, customer deposits increased with few options in the market to earn any higher return. Customers view demand deposit, money market and savings accounts as the safest, most convenient place to maintain funds for maximum flexibility. Management believes deposit balances may continue to increase through the remainder of 2020.

The Deposits by Major Classification table, shown below, provides the balances of each category for September 30, 2020, December 31, 2019, and September 30, 2019.

DEPOSITS BY MAJOR CLASSIFICATION
(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2020	2019	2019
	$	$	$

Non-interest bearing demand	465,247	363,857	347,929
Interest bearing demand	45,502	25,171	19,275
NOW accounts	111,849	96,941	90,444
Money market deposit accounts	125,665	141,649	148,863
Savings accounts	255,936	211,285	203,706
Time deposits	122,622	135,185	136,774
Total deposits	1,126,821	974,088	946,991

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of September 30, 2020, time deposit balances had decreased $14.2 million, or 10.3%, from September 30, 2019, and $12.6 million, or 9.3%, from December 31, 2019. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With the Federal Reserve rate decreases in 2019 and the first quarter of 2020, there is minimal differences between shorter term CD rates and interest bearing non-maturity deposits, influencing customers to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Borrowings

Total borrowings were $61.5 million, $78.1 million, and $80.0 million as of September 30, 2020, December 31, 2019, and September 30, 2019, respectively. Of these amounts, $1.5 million and $0.2 million reflect short-term funds as of September 30, 2020 and December 31, 2019, with no short-term funds outstanding as of September 30, 2019. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $60.0 million as of September 30, 2020, $77.9 million as of December 31, 2019, and $80.0 million as of September 30, 2019. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances at September 30, 2020, December 31, 2019, and September 30, 2019. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. Over the course of the past few years, the Corporation has minimally changed the ladder of long-term FHLB borrowings, by replacing maturing advances with new long-term advances, typically at rate savings. With the declining rates throughout the first nine months of 2020, management took advantage of the environment and prepaid $35.6 million of FHLB advances for a total penalty amount of $234,000. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of September 30, 2020, the Corporation was significantly under this policy guideline at 4.6% of asset size with $60 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of September 30, 2020, the Corporation was significantly under this policy guideline at 49.1% of capital with $61.5 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings well within these policy guidelines throughout all of 2019 and through the first nine months of 2020.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $466.9 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of September 30, 2020	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	13.4%	8.0%	10.0%
Bank	13.3%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.2%	6.0%	8.0%
Bank	12.1%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.2%	4.5%	6.5%
Bank	12.1%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	9.2%	4.0%	5.0%
Bank	9.1%	4.0%	5.0%

As of December 31, 2019
Total Capital to Risk-Weighted Assets
Consolidated	14.5%	8.0%	10.0%
Bank	14.4%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	13.4%	6.0%	8.0%
Bank	13.2%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	13.4%	4.5%	6.5%
Bank	13.2%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	9.9%	4.0%	5.0%
Bank	9.8%	4.0%	5.0%

As of September 30, 2019
Total Capital to Risk-Weighted Assets
Consolidated	14.7%	8.0%	10.0%
Bank	14.6%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.5%	6.0%	8.0%
Bank	13.4%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.5%	4.5%	6.5%
Bank	13.4%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	10.0%	4.0%	5.0%
Bank	10.0%	4.0%	5.0%

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s dividends per share for the nine months ended September 30, 2020, were $0.48, a 4.3% increase from the $0.46 paid out in the first nine months of 2019. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier I capital to average assets between 9.5% and 12.0%. The Corporation’s current tier I capital ratio is 9.2%. This ratio has fallen below the lower 9.5% guideline due to the significant balance sheet growth during the first nine months of 2020. This asset growth was driven by historic deposit growth. The surge of deposit growth throughout 2020 was well in excess of any additional deposits attributed to PPP loan funding. During this period of unprecedented growth, management took action to control the amount of balance sheet growth to prevent capital from declining further. Management anticipates the Corporation’s tier 1 capital ratio will be back within minimum guidelines by the end of 2021, as the balance sheet should decline due to a combination of deposit roll off and the payoff of PPP loans. The Corporation’s dividend policy is an important part of management’s capital management plan. The capital plan targets a long-term dividend payout ratio in the range of 30% to 35%. This ratio will vary according to income, but over the long term, the Corporation’s goal is to maintain and target a payout ratio within this range. For the nine months ended September 30, 2020, the payout ratio was 30.8%. Management desires to maintain the dividend payout ratio closer to 30% as part of its plan to restore the Corporation’s tier I capital ratio to 9.5% over time. However, future dividend payout ratios remain dependent on the future level of earnings and other factors that impact the level of capital.

Historically the Corporation has held regulatory ratios that were in excess of the Corporation’s national peer group. More recently, very fast asset growth rates, caused by very rapid deposit increases, have driven the Corporation’s regulatory capital levels lower than desired, and under the national peer group average. It should be noted that the Corporation, and its solely operating affiliate Ephrata National Bank, are both deemed “well capitalized” based on the regulatory definitions. However, management has discussed ways to restore regulatory capital above minimum internal capital policy guidelines, and above the peer group average, over a shorter period of time and also provide some cushion against the impact of significant credit losses, should they occur in a prolonged period of economic weakness.

The amount of unrealized gain or loss on the debt securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the debt securities portfolio at the end of each period, the current unrealized gain or loss on the debt securities portfolio would directly impact the Corporation’s capital. As of September 30, 2020, the Corporation showed an accumulated other comprehensive income, net of tax, of $5,756,000, compared to $1,600,000 as of December 31, 2019, and $1,685,000 as of September 30, 2019. The accumulated other comprehensive income or loss, net of tax, is excluded from capital when calculating the tier I capital to average assets numbers above. The amount of accumulated other comprehensive income or loss on the debt securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. No impairment was recorded in the nine months ended September 30, 2020, or in the same prior year period. The changes in accumulated other comprehensive income and loss are due to normal changes in market valuations of the Corporation’s debt securities as a result of interest rate movements.

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

0 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

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

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2020.

OFF-BALANCE SHEET ARRANGEMENTS
(DOLLARS IN THOUSANDS)

September 30,
2020
$
Commitments to extend credit:
Revolving home equity	119,185
Construction loans	35,591
Real estate loans	63,075
Business loans	155,902
Consumer loans	1,240
Other	4,864
Standby letters of credit	9,097

Total	388,954

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. As of September 30, 2020, all maturity gap ratios were higher than corporate policy guidelines, due to a larger amount of loans and securities now maturing in less than five years, influenced very directly by the PPP loans that will mature in the next one to two years. The six-month gap ratio was 231.7%, compared to an upper policy guideline of 155%; the one-year gap ratio was 195.5%, compared to an upper policy guideline of 140%; the three-year gap ratio was 179.1%, compared to an upper guideline of 125%; and the five-year gap ratio was 151.6%, compared to an upper policy guideline of 115%. The results show asset sensitivity. In a rising interest rate cycle higher gap ratios would be more beneficial to the Corporation. However, in a declining rate environment, being asset sensitive is unfavorable. Even though the Corporation shows asset sensitivity above policy guidelines for the longer-term gap measurements, it is likely we would be back in a rising rate environment for those longer three and five-year periods and having asset sensitivity would be beneficial in that case. The current asset sensitivity of the Corporation’s balance sheet does negatively impact performance in the current rates-down interest rate scenario as there are more assets repricing to lower rates than liabilities. This asset sensitivity will be beneficial in the next rates-up cycle. Management will continue to monitor and manage the length of the balance sheet in order to sustain reasonable asset yields in a declining rate environment, while still positioning for a likely rising rate environment out in the future.

Index

ENB FINANCIAL CORP

Gap ratios have been increasing for the Corporation throughout 2019 and 2020. The Corporation’s assets are moderately long, but the length of the securities portfolio and the loan portfolio is more than offset by the length of the Corporation’s core deposit liabilities in conjunction with holding high levels of cash and cash equivalents. Beyond the non-maturity deposits, management is able to utilize the length of wholesale funding instruments to offset the declining length of the CD portfolio. Management believes that the Federal Reserve rate decreases early in 2020 will negatively impact net interest income for the remainder of 2020 as assets continue to reprice to lower levels. However, some savings can be achieved through deposits, primarily the CD portfolio, as the maturing CDs reprice to significantly lower levels.

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

Management desires to show reductions to the cost of funds and improve the loan-to-deposit ratio and does have a large securities portfolio to draw liquidity from in the event deposit growth slows or reverses. Initially in February and March management was selling some securities to fund loan growth that was occurring. However, as deposit growth strengthened in the second and third quarters, any security sales were related to repositioning the portfolio or taking gains as there was already more than sufficient liquidity available on the balance sheet. With gap ratios that are already sufficiently high, management can put more of the available cash to work earning higher returns than overnight funds earn.

Higher gap ratios are beneficial in providing financial flexibility for the Corporation. Higher gap ratios often are an indication that there are more short-term assets on the balance sheet, providing more available liquidity. The quickest way to elevate gap ratios is to retain higher levels of cash on the balance sheet. Management may desire to have higher gap ratios when factoring in future loan growth or other funding changes to the balance sheet. Since late 2018, management has been actively working to increase the Corporation’s loan-to-deposit ratio. As the loan-to-deposit ratio increases and more loans go on to the Corporation’s balance sheet, the asset mix will generally lengthen and the gap ratios will decline. However, in 2020 the Corporation’s deposits have experienced very strong growth attributed to the very low interest rates and a desire by consumers to safeguard more cash during uncertain times. This has caused the loan-to-deposit ratio to decline during 2020 even with moderate loan growth. As of September 30, 2020, the loan-to-deposit ratio was 74.8%, compared to 77.4%, at December 31, 2019, and 77.9% at September 30, 2019. Management anticipates that the loan-to-deposit ratio could decline further in the fourth quarter of 2020 as loan balances decline with PPP forgiveness and as deposit balances continue to grow.

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

The risk of liabilities repricing at higher interest rates is decreasing in the present environment as the Corporation does not foresee the need to raise deposit interest rates with the recent Federal Reserve rate decreases. A number of the Corporation’s maturing time deposits have already repriced to lower rates due to the rapid rate declines during March of 2020. However, a large portion of the Corporation’s deposits are core deposits with little repricing expected to occur in the near future. The Corporation’s maturing time deposits and borrowings are generally repricing to lower interest rates and will continue to do so throughout 2020. The Corporation’s average cost of funds was 33 basis points as of September 30, 2020, which is low from an historic perspective. The Corporation’s average cost of funds was 49 basis points as of December 31, 2019, and 52 basis points as of September 30, 2019. This cost of funds will likely decline further throughout the remainder of 2020. The average cost of funds includes the benefit of non-interest bearing demand deposit accounts.

Deposits had not been very rate sensitive for a number of years as a result of the limited desirable rates available to the deposit customers. The Corporation had experienced a steady growth in both non-interest bearing and interest bearing funds during this last prolonged and historically low interest rate cycle, but in 2018 and through 2019, deposit growth had been slower than in prior years. With the Federal Reserve rate declines in the first quarter of 2020, deposit growth has once again been strong with customers choosing to keep their funds in banks as opposed to investing in other instruments that are more susceptible to market fluctuations. Additionally, with the government aid direct deposits and checks sent out in April of 2020, the Corporation has experienced significant deposit growth throughout the second and third quarters.

Index

ENB FINANCIAL CORP

The performance of the equity markets also has a bearing on how much of the current deposits will remain at the Corporation. It is management’s observation that since the financial crisis, an element of the Corporation’s deposit customers has been reluctant to redeploy funds presently at banks back into the equity market. This became even more apparent with the COVID-19 pandemic and the volatility in the equity markets caused by this event. Investors have grown weary of the fluctuations in the equity markets. In 2019, the equity markets had very strong gains, which did not adversely impact the Corporation’s deposit growth. In March 2020, with the outbreak of COVID-19, the equity markets recorded their biggest decline in recent history with the market down between 30% and 35% after huge sell-offs. The equity market has fluctuated up and down since then, but this unprecedented decline caused many customers to keep their funds in banks and certainly contributed to the increase in the Corporation’s deposits through the first nine months of 2020.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of September 30, 2020, the Corporation was within guidelines for all of the above measurements with the exception of the investment portfolio liquidity as a percent of total assets and the investment portfolio liquidity plus cash as a percent of total assets which were 3.7% and 5.5%, respectively, as of September 30, 2020, compared to policy ranges of 4% - 8% and 6%-10%, respectively. This was primarily due to a much higher balance sheet at September 30, 2020. Investment liquidity is strong in the current low-rate environment and having higher levels of liquidity is not necessarily a good thing because it then gets reinvested at lower rates. When the PPP loans begin to decline and deposit balances come down, the investment portfolio liquidity will once again be a higher percentage of the total balance sheet.

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

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value. The modeling is generally conducted under seven different interest rate scenarios. The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, or 300 basis points, or decrease 25, 50, or 75 basis points. Currently, the flat-rate scenario seems more likely for the remainder of 2020, with the Federal funds rate at 0.25% as of September 30, 2020, compared to 2.00% as of September 30, 2019. The rates-down scenarios are much less likely now with the Federal Reserve rate cuts that already occurred in 2019 and 2020. For that reason, management believes it appropriate to model rates down 25, 50, and 75 basis points to most adequately cover all the reasonably possible declining rate scenarios that the Corporation could face, while continuing to model rates up scenarios of 100, 200, and 300 basis points. While management had previously turned its focus to rates-down scenarios, with each Federal Reserve rate reduction, the ability to further reduce interest rates diminishes and the exposure to higher interest rates increases. The overnight Federal funds rate and the current U.S. Treasury rates are presently at low historical levels. Because of this historical perspective, if management would take a neutral position in terms of the direction of forward interest rates, there is clearly more long term risk of rates going up than down. So while in the near term it is likely we may see no Federal Reserve rate increases or decreases, management remains guarded about the impact of higher interest rates and continues to prepare for rate increases on a larger scale than decreases.

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of September 30, 2020. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

As a result of the many assumptions, this information should not be relied upon to predict future results. Additionally, both of the analyses discussed below do not consider any action that management could take to minimize or offset the negative effect of changes in interest rates. These tools are used to assist management in identifying possible areas of risk in order to address them before a greater risk is posed. Personnel perform an in-depth annual validation and a quarterly review of the settings and assumptions used in the model to ensure reliability of the forecast results. In addition to the annual validation review, management also engages a third party every three years to obtain a complete external review of the model. That review was completed in the third quarter of 2020. The purpose was to conduct a comprehensive evaluation of the model input, assumptions, and output and this study concluded that the model is managed appropriately and generating acceptable results. Back testing of the model to actual results is performed quarterly to ensure the validity of the assumptions in the model. The internal and external validations as well as the back testing indicate that the model assumptions are reliable.

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

The third quarter 2020 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of September 30, 2020, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios show a positive impact to net interest income. The increase in net interest income in the up-rate scenarios is largely due to the increase in variable rate loans and the recent purchases of variable rate securities and the cash balances held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates. Loans that are Prime-based will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase. Additionally, deposit rates may level off more when market rates increase by 200 or 300 basis points where variable loan rates will still increase by the same amount as the Prime rate. With the Federal Reserve acting to decrease interest rates by 225 basis points over five meetings held since June 30, 2019, the Corporation has had more exposure to all maturing fixed-rate loans and securities. These assets have been maturing and repricing to lower market rates, while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario.

For the rates-up 100 basis point scenario, net interest income increases by 1.9% compared to the rates unchanged scenario. In the remaining rates-up scenarios, the net interest income increases slightly more substantially reflecting the sizable amount of the Corporation’s interest-earning assets that reprice immediately by the full amount of the Fed increase versus the limited amount of deposit increases that management would approve on the Corporation’s interest-bearing deposits. The higher interest rates go, the greater the likelihood that the proportionality of the Corporation’s deposit rate changes decreases as a percentage of the Federal Reserve’s action. For the rates-up 200 and 300 basis point scenarios, net interest income increases by 3.5% and 5.1%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, and -15%, for the rates-up 100, 200, and 300 basis point scenarios, respectively.

The positive impact of higher rates is primarily due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the Corporation’s relatively high interest earning cash balances and that component of the loans and securities portfolios that reprice in less than one year. This more than offsets the increase in interest expense caused by repricing deposits, where they are only repricing by a fraction of the rate change. The Corporation’s short term borrowings do price up faster than deposits, generally equivalent to the U.S. Treasury market. However, as of September 30, 2020 the Corporation only had $1.5 million of overnight borrowings with the remaining $60 million of borrowings long-term fixed-rate advances. Additionally, total borrowings only make up approximately 5.2% of the total funding provided by deposits and borrowings. The more aggressive rates-up scenarios also benefit from known historical experience of deposit rate increases lagging and a slowing in the pace of the actual rate increase as interest rates continue to rise. This allows management the ability to benefit from higher rates by controlling the amount of the interest rate increases on large amounts of liabilities that could reprice.

As of September 30, 2020, results in the down scenarios of -25, -50, and -75 basis points, net interest income decreases by 0.3%, 1.6, and 2.7%, respectively, compared to policy guidelines of -1.25%, -2.5% and -3.75%. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly during the remainder of 2020.

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

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of September 30, 2020, the Corporation was within guidelines for all up-rate scenarios and out of policy guidelines for the down-rate scenarios. The Corporation shows a very favorable benefit to net portfolio value in the rising rate scenarios, due primarily to the very low market rates and the elevated amount of core deposits on the Corporation’s balance sheet as of September 30, 2020. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the discount rate used to value the Corporation’s interest bearing accounts decreases, causing a higher net present value for these interest-bearing deposits.

The results as of September 30, 2020, indicate that the Corporation’s net portfolio value would experience valuation gains of 20.1%, 30.9%, and 34.8% in the rates-up 100, 200, and 300 basis point scenarios. Management’s maximum permitted declines in net portfolio value by policy are -5% for rates-up 100 basis points, graduating up to -15% for rates-up 300 basis points. A valuation loss would indicate that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The analysis does show a valuation loss in the down 25, 50, and 75 basis point scenarios of -10.1%, -20.3%, and -30.3%, respectively, compared to policy guidelines of -3.75%, -7.5%, and -11.25%. The Corporation’s expected valuation loss was outside of guidelines for all down-rate scenarios. With the significant declines in the overnight and Prime rate since 2019, the Corporation’s exposure to valuation changes based on lower rates has also changed materially. Management does not anticipate any further Federal Reserve rate reductions as another 0.25% move down would cause the Federal funds rate range to be in negative territory at -0.25% to 0.00%. The Federal Reserve has signaled that their preferred course of action would be to use other tools available to support the economy before resorting to a further rate reduction. Management also does not anticipate that market interest rates decline materially from the present levels. Currently the two-year US Treasury yield has been around 0.15%. This has been the case for much of 2020. While interest rates are unlikely to materially decline, the behavior of the Corporation’s deposits will continue to have an impact on the Corporation’s net portfolio value. With the recent rapid increase in the Corporation’s core deposits, management is guarded against further valuation declines in the rates-down interest rate scenarios throughout the remainder of 2020, even though the likelihood of lower interest rates is remote.

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

Index

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2020, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

September 30, 2020

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

The COVID-19 pandemic has negatively impacted the global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities and may result in the same or similar restrictions in the future. As a result, the demand for our products and services have been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed or are required to operate at diminished capacities or are required to close again, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

Due to the Corporation’s participation in the U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP"), the Corporation is subject to additional risks of litigation from its clients or other parties regarding the processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders. The Corporation participated as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP along with the continually evolving nature of SBA the rules, interpretations and guidelines concerning this program, which exposes us to risks relating to noncompliance with the PPP. Since the launch of the PPP, several large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. As such, we may be exposed to the risk of litigation, from both clients and non-clients that approached the Corporation regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

Index

ENB FINANCIAL CORP

The Corporation also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, underwritten, certified by the borrower, funded, or serviced by the Corporation, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, certified by the borrower, funded, or serviced by FNBPA, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. Except for the risk factor above, management has not identified any new risk factors since the December 31, 2019 Form 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended September 30, 2020.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

July 2020	6,000	18.85	6,000	33,857
August 2020	10,526	18.15	10,526	23,331
September 2020	—	—	—	23,331

Total	16,526

*On February 20, 2019, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 100,000 shares of its outstanding common stock. This plan replaced the 2015 plan. The first purchase of common stock under this plan occurred on May 13, 2019. The total number of shares authorized to be repurchased under the plan was increased to 200,000 pursuant to the 2-for-1 stock split, which became effective on June 28, 2019. By September 30, 2020, a total of 176,669 shares were repurchased at a total cost of $3,596,000 for an average cost per share of $20.35.

On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. This current plan replaces the 2019 plan.

Item 3. Defaults Upon Senior Securities – Nothing to Report

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – Nothing to Report

Index

ENB FINANCIAL CORP

Item 6. Exhibits:

Exhibit No.	Description
3(i)	Articles of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019)
3 (ii)	By-Laws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)
10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008.)
10.2	2011 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.)
10.3	2020 Non-Employee Directors’ Stock Plan. (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on June 3, 2020.)
10.4	2020 Nonqualified Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on October 1, 2020.)
31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)).
31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)).
32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).
32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

Index

ENB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB Financial Corp
(Registrant)

Dated: November 13, 2020	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: November 13, 2020	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer