Form 10-K
period 2020-12-31
ENB Financial Corp
filed 2021-03-29
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, was approximately $62,943,166.

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2021, was 5,561,499.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be held on May 11, 2021, is incorporated into Parts III and IV hereof.

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

ENB FINANCIAL CORP

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

As of December 31, 2020, the Corporation employed 276 persons, consisting of 252 full-time and 24 part-time employees.  The number of full-time employees decreased by two employees, and the number of part-time employees decreased by two from the previous year-end.  The decrease in the number of full-time and part-time employees is attributable to streamlining processes across departments and restructuring initiatives that has resulted in improved headcount efficiency, a process that continues as of the date of this filing.  The Bank expects to continue reviewing and implementing opportunities to align headcount with operational efficiencies in 2021.  A collective bargaining agent does not represent the employees.

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

ENB FINANCIAL CORP

area is considered to be Lancaster, Lebanon, and southern and western Berks Counties of Pennsylvania. The area served by the Corporation is a mix of rural communities and small to mid-sized towns.

The Corporation’s headquarters and main campus are located in Ephrata, Pennsylvania. The Corporation’s main office and drive-up are located in downtown Ephrata, while the Cloister office is also located within Ephrata Borough. As such, the Corporation has a very strong presence in Ephrata Borough, a community with a population of approximately 14,000. When surrounding areas that also share an Ephrata address and zip code are included, the population is over 34,000 based on 2019 census data. The Corporation ranks a commanding first in deposit market share in the Ephrata area with 37.8% of deposits as of June 30, 2020, based on data compiled annually by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s deposit market share in the Ephrata area was 40.3% as of June 30, 2019. The Corporation’s very high market share in the Ephrata area equates to a saturation of the local market that has led to the expansion of the Corporation’s branch network.

In the past 15 years, the Corporation’s market area has expanded beyond the greater Ephrata area to encompass most of northern Lancaster County, with the exception of the most western parts of the County. The majority of this expansion has occurred in recent history with the addition of eight new branch offices since 1999, bringing the total offices to twelve. Lancaster County ranks high nationally as a favored place to reside due to its scenic and fertile farmland, low cost of living, diverse local economy, and proximity to several large metropolitan areas. As a result, the area has experienced significant population growth and development. The population growth of Lancaster County has remained above both Pennsylvania and national growth levels over the past fifty years. Additionally, the population of Lancaster County has eclipsed half a million, with 2019 census information showing an estimated population of 546,000. The FDIC deposit market share data ranked the Corporation 4th in deposit market share in Lancaster County, with 7.4% of deposits as of June 30, 2020. The Corporation held 7.6% of deposit market share as of June 30, 2019.

In the course of attracting and retaining deposits and originating loans, the Corporation faces considerable competition. The Corporation competes with other commercial banks, savings and loan institutions, and credit unions for traditional banking products, such as deposits and loans. Based on FDIC summary of deposit data, there were 22 banks and savings associations and 13 credit unions operating in Lancaster County as of June 30, 2020, representing the same number of banks and one more credit union compared to the prior year. The Corporation competes with consumer finance companies for loans, mutual funds, and other investment alternatives for deposits. The Corporation competes for deposits based on the ability to provide a range of products, low fees, quality service, competitive rates, and convenient locations and hours. The competition for loan origination generally relates to interest rates offered, products available, quality of service, and loan origination fees charged. Several competitors within the Corporation’s primary market have substantially higher legal lending limits that enable them to service larger loans and larger commercial customers.

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

Concentrations and Seasonality

The Corporation does not have any portion of its businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on its businesses. No substantial portion of loans or investments is concentrated within a single industry or group of related industries, although a significant amount of loans are secured by real estate located in northern Lancaster County, Pennsylvania. Agricultural purpose loans make up approximately 24% of the loan portfolio; however, these loans are further diversified according to type of agriculture, of which dairy is the largest component accounting for approximately 9% of the loan portfolio. Furthermore, no customer accounts for more than 2.0% of the outstanding total loans. The business activities of the Corporation are generally not seasonal in nature. The sizable agricultural portfolio has minority elements that are predominately seasonal in nature due to typical farming operations. Financial instruments with concentrations of credit risk are described in Note P of the Notes to Consolidated Financial Statements included in this Report. The concentration of credit risk information in Note P is incorporated by reference into this Part I, Item 1.

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

In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying community banking organizations, including the community bank leverage ratio (“CBLR”) framework. Generally, under the CBLR framework, qualifying community banking organizations with total assets of less than $10 billion, and limited amounts of off-balance-sheet exposures and trading assets and liabilities, may elect whether to be subject to the CBLR framework if they have a CBLR of greater than 9%. Qualifying community banking organizations that elect to be subject to the CBLR framework and continue to meet all requirements under the framework would not be subject to risk-based or other leverage capital requirements and, in the case of an insured depository institution, would be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s Prompt Corrective Action framework. The CBLR framework was available for banks to use in their March 31, 2020, Call Report. The Corporation did not opt into the CBLR framework.

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

ENB FINANCIAL CORP

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

Section 404 of SOX requires publicly held companies to document and test their internal controls that impact financial reporting and report on the findings. These requirements fall under two main sections, 404a and 404b. The provisions of these sections vary according to the size and market capitalization of public companies, referred to as accelerated or non-accelerated filers. For those companies subject to the requirements, external auditors must test and report on the effectiveness of a company’s internal controls to ensure accurate financial reporting. Companies must report any deficiencies or material weaknesses in their internal controls, as well as their remediation efforts. To ensure greater investor confidence in corporate disclosures from public companies, SOX restricts the services that public accounting firms can provide to publicly traded companies. The Corporation does not engage the same professional accounting firm for external and internal auditing.

In 2008, the SEC expanded the definitions of smaller public companies beyond non-accelerated filers to include a new definition of a smaller reporting company (SRC). The smaller reporting company definition was more favorable to smaller businesses that qualified under certain conditions. On July 1, 2008, the Corporation came into existence as ENB Financial Corp, which succeeded Ephrata National Bank. Companies could now be both a SRC and non-accelerated or accelerated filer. The Corporation continues to meet the definition of a non-accelerated filer as it has a public equity float of approximately $62.9 million as of June 30, 2020.

While accelerated filers had to comply with Section 404a and 404b since 2004, with their auditors required to report on the effectiveness of internal controls, the Corporation only became subject to Section 404b in 2018 and 2019, after assets exceeded $1 billion in 2017. The Corporation has always been subject to Section 404a.

In 2010, when the Dodd-Frank Act was signed into law, Section 404b was permanently deferred for all smaller reporting companies. However, effective December 2016, Statement of Auditing Standards (SAS) No. 130, An Audit of Internal Control over Financial Reporting that is Integrated with an Audit of the Financial Statements, changed how annual reporting requirements under the Federal Deposit Insurance Corporation Improvement Act (FDICIA) Part 363 are applied. Insured Depository Institutions over the $1 billion asset level became subject to a much more rigorous audit, similar to many public institutions subject to SEC oversight. The Corporation went over $1 billion in assets in 2017 and became subject to this requirement in 2018, causing the Corporation to be subject to the SOX requirements or Section 404b for both 2018 and 2019. These requirements include:

•	An assessment, as well as a report from Corporate management on the effectiveness of the Corporation’s internal controls over financial reporting (ICFR);

•	An opinion from the Corporation’s external auditors on the effectiveness of the Corporation’s ICFR, in addition to the financial statement audit opinion; and

•	All audit committee members must be outside directors that are independent of management.

After 2019, the SOX Section 404b requirement of including the opinion from the Corporation’s external auditors on the effectiveness of the Corporation’s ICFR in the Form 10-K, no longer applied to the Corporation. Therefore, this opinion is not included in the Corporation’s 2020 Form 10-K. However, the Corporation is now required to include the opinion from the Corporation’s external auditors on the effectiveness of the Corporation’s ICFR in the Corporation’s 2020 FDICIA filing.

Bank Supervision and Regulation

Safety and Soundness

The primary regulator for the Bank is the OCC. The OCC has the authority under the Financial Institutions Supervisory Act and the Federal Deposit Insurance Act to prevent a national bank from engaging in any unsafe or unsound practice in conducting business or from otherwise conducting activities in violation of the law.

ENB FINANCIAL CORP

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

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on the Bank’s capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each depository institution to one of three capital groups, the best of these being “Well Capitalized.” For purposes of calculating the insurance assessment, the Bank was considered “Well Capitalized” as of December 31, 2020, and December 31, 2019. This designation has benefited the Bank in the past and continues to benefit it in terms of a lower quarterly FDIC rate. The FDIC adjusts the insurance rates when necessary. FDIC insurance rates have been significantly higher in recent years compared to years prior to the financial crisis. In 2008, during the financial crisis, the FDIC insurance limit was increased from $100,000 to $250,000 along with unlimited insurance coverage on non-interest bearing deposits and interest bearing deposit balances with interest rates less than or equal to 0.50%. Significant increases in the FDIC insurance costs were assessed in 2009 to both cover the increased level of bank failures that were occurring and the higher level of coverage. Since then the number of bank failures has significantly declined and the FDIC has been able to decrease the cost of the insurance. The total FDIC assessments paid by the Bank in 2020 were $232,000, compared to $172,000 in 2019.

In addition to FDIC insurance costs, the Bank is subject to assessments to pay the interest on Financing Corporation Bonds. Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions. These assessment rates are set quarterly. In 2020, the Corporation recorded a credit for Financing Corporation assessments due to credits received for prior periods in the amount of $9,000. This compared to total Financing Corporation assessments paid by the Bank in 2019 of $30,000.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act made the temporary $250,000 FDIC insurance coverage the permanent standard maximum deposit insurance amount. Additionally, in February 2011, the Board of Directors of the FDIC approved a final rule based on the Dodd-Frank Act that revises the assessment base from one based on domestic deposits to one based on assets. This change, which was effective in April 2011, saved the Corporation a significant amount of FDIC insurance premiums.

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

and the Corporation’s statements of income or condition has had little or no impact; however, management will continue to monitor the implementation of the rule for any potential side effects on the Corporation’s business.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act was signed into law in December 2017. Among other changes, the Tax Cuts and Jobs Act reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. This tax rate change reduced the Corporation’s income tax liability in 2018 and future years.

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

Statistical Data

The statistical disclosures required by this item are incorporated by reference herein, from Item 6 on page 31 and the Consolidated Statements of Income on page 83 as found in this Form 10-K filing.

Available Information

A copy of the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as required to be filed with the Securities and Exchange Commission pursuant to Securities Exchange Act Rule 13a-1, may be obtained, without charge, from our website: www.enbfc.com or by request via e-mail to amiller@epnb.com. This information may also be obtained via written request to Adrienne L. Miller, Esq., Vice President and Corporate Secretary at ENB Financial Corp, 31 East Main Street, P.O. Box 457, Ephrata, PA, 17522.

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

ENB FINANCIAL CORP

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

As of December 31, 2020, 41.5% of the Corporation’s loan portfolio consisted of commercial, industrial, and construction loans secured by real estate. Another 12.7% of the Corporation’s loan portfolio consisted of commercial loans not secured by real estate. These types of loans are generally viewed as having more risk of default than consumer real estate loans or other consumer loans. These types of loans are also typically larger than

ENB FINANCIAL CORP

consumer real estate loans and other consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

An Accounting Standard Will Result In A Significant Change In How We Recognize Credit Losses And May Have A Material Impact On Our Financial Condition Or Results Of Operations.

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

ENB FINANCIAL CORP

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

Risks Related to COVID-19

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

ENB FINANCIAL CORP

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

The Corporation also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, underwritten, certified by the borrower, funded, or serviced by the Corporation, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, certified by the borrower, funded, or serviced by the Corporation, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

The Trading Volume In The Corporation’s Common Stock Is Less Than That Of Other Larger Financial Services Companies

The Corporation’s common stock is listed for trading on the OTCQX Best Market (OTCQX) under the symbol ENBP. The trading volume in its common stock is a fraction of that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

ENB Financial Corp’s headquarters and main office of Ephrata National Bank are located at 31 East Main Street, Ephrata, Pennsylvania.

Listed below are the office locations of properties owned or leased by the Corporation. No mortgages, liens, or encumbrances exist on any of the Corporation’s owned properties. As of December 31, 2020, the Corporation leased three properties.

ENB FINANCIAL CORP

	Owned or	Location	Bldg
Property Location	Leased	Acreage	Sq Ftg

Corporate Headquarters/Main Office	Owned	0.50	42,539
31 East Main Street
Ephrata, Pennsylvania

ENB's Money Management Group	Owned	0.17	11,156
47 East Main Street
Ephrata, Pennsylvania

Technology Center	Owned	0.43	12,208
31 East Franklin Street
Ephrata, Pennsylvania

Administrative Offices	Leased	N/A	13,656
124 East Main Street, 4th Floor
Ephrata, Pennsylvania

Main Street Drive-In	Owned	0.41	700
42 East Main Street
Ephrata, Pennsylvania

Cloister Office	Owned	2.00	7,393
809 Martin Avenue
Ephrata, Pennsylvania

Hinkletown Office	Owned	1.30	4,563
935 North Railroad Avenue
New Holland, Pennsylvania

Denver Office	Owned	1.40	5,181
1 Main Street
Denver, Pennsylvania

Akron Office	Owned	1.50	5,861
351 South 7th Street
Akron, Pennsylvania

Lititz Office	Owned	3.53	5,555
3190 Lititz Pike
Lititz, Pennsylvania

Blue Ball Office	Owned	2.27	5,900
110 Marble Avenue
East Earl, Pennsylvania

Manheim Office	Owned	2.81	5,148
1 North Penryn Road
Manheim, Pennsylvania

Leola Office	Leased	N/A	3,736
361 West Main Street
Leola, Pennsylvania

Myerstown Office	Owned	2.07	4,426
615 East Lincoln Avenue
Myerstown, Pennsylvania

Morgantown Office	Owned	0.52	3,520
6296 Morgantown Road
Morgantown, Pennsylvania

Georgetown Drive-Thru Office	Leased	N/A	252
1298 Georgetown Road
Quarryville, Pennsylvania

Strasburg Office	Owned	1.86	3,712
60 Historic Drive
Strasburg, Pennsylvania

ENB FINANCIAL CORP

In addition to the above properties, the Corporation owns an additional property located on the Corporation’s Ephrata Main Street Campus. This property was acquired in 2002, when a group of properties adjacent to and surrounding the Corporation’s Main Office was purchased. The Corporation owns another 4.7 acre property located off the Main Street Campus but still within Ephrata Borough. These two properties are being held for future use or possible sale. The other properties purchased in 2002 have been remodeled as office or operational space and are reflected in the offices shown above.

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

Item 4. Mine Safety Disclosures – Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

On April 17, 2019, ENB Financial Corp announced the Board of Directors declared a two-for-one stock split of the Corporation’s issued and outstanding common stock pursuant to which one (1) additional share of common stock was issued for each share of common stock held by shareholders of record as of the close of business on May 31, 2019. The additional shares were issued on June 28, 2019. The stock split was effected pursuant to articles of amendment to the articles of incorporation to reduce the par value of the common stock from $0.20 to $0.10 and increase the authorized shares of common stock proportionately from 12,000,000 to 24,000,000. The Corporation has only one class of stock authorized, issued, and outstanding, which now consists of common stock with a par value of $0.10 per share. As of December 31, 2020, there were 24,000,000 shares of common stock authorized with 5,739,114 shares issued, and 5,566,230 shares outstanding to 1,328 shareholders. The Corporation’s common stock is traded on a limited basis on the OTCQX Best Market under the symbol “ENBP.” Prices presented in the table below reflect high and low prices of actual transactions known to management. Prices and dividends per share are adjusted for stock splits. Market quotations reflect inter-dealer prices, without retail mark up, mark down, or commission and may not reflect actual transactions.

	2020			2019
	High	Low	Dividend	High	Low	Dividend

First quarter	$23.25	$17.73	$0.160	$18.04	$17.11	$0.150
Second quarter	21.50	18.25	0.160	20.13	17.63	0.155
Third quarter	19.50	17.55	0.160	21.50	18.90	0.155
Fourth quarter	19.25	17.60	0.160	20.88	20.16	0.160

Dividends

Since 1973, the Corporation, and before it the Bank, has paid quarterly cash dividends on or around March 15, June 15, September 15, and December 15 of each year. The Corporation currently expects to continue the practice of paying quarterly cash dividends to its shareholders for the foreseeable future. However, future dividends are dependent upon future earnings. The dividend payments reflected above amount to 29.1% and 30.8% dividend payout ratio for 2020 and 2019, respectively. The dividend payout ratio is only one element of management’s plan for managing capital. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. In addition, under Pennsylvania corporate law, the Corporation may not pay a dividend if, after issuing the dividend (1) the Corporation would be unable to pay its debts as they become due, or (2) the Corporation’s total

ENB FINANCIAL CORP

assets would be less than its total liabilities plus the amount needed to satisfy any preferential rights of shareholders. In addition, as declared by the Board of Directors, Ephrata National Bank’s dividend restrictions apply indirectly to ENB Financial Corp because cash available for dividend distributions will initially come from dividends Ephrata National Bank pays to ENB Financial Corp. See Note M to the consolidated financial statements in this Form 10-K filing, for information that discusses and quantifies this regulatory restriction.

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

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended December 31, 2020.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

October 2020	10,000	$18.70	10,000	190,000
November 2020	—	—	—	190,000
December 2020	—	—	—	190,000

Total	10,000

* On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 200,000 shares of its outstanding common stock. This plan replaces the 2019 plan. The first purchase of common stock under this plan occurred on October 28, 2020. By December 31, 2020, a total of 10,000 shares were repurchased at a total cost of $187,008, for an average cost per share of $18.70.

Recent Sales of Unregistered Securities and Equity Compensation Plan

The Corporation does not have an equity compensation plan and has not sold any unregistered securities.

Shareholder Performance Graph

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on ENB Financial Corp’s common stock against the cumulative total return of the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index for the period of five fiscal years commencing December 31, 2015, and ending December 31, 2020. The graph shows that the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2015, in each of the following: the Corporation’s common stock, the Russell 2000 Index, the Mid-Atlantic Custom Peer Group Index, and the SNL Small Cap Bank Index and that all dividends were reinvested in those securities over the past five years, the cumulative total return on such investment would be $134.84, $186.36, $126.08, and $139.75, respectively. The shareholder return shown on the graph below is not necessarily indicative of future performance.

ENB FINANCIAL CORP

		Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
ENB Financial Corp	100.00	109.42	112.56	117.29	144.55	134.84
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
Peer Group*	100.00	124.85	143.60	136.60	157.42	126.08
SNL Small Bank	100.00	141.78	148.70	133.26	161.62	139.75

Peer Group consists of Mid-Atlantic commercial banks with assets between $1B - $3B as of 12/31/2020
Source: S&P Global Market Intelligence

ENB FINANCIAL CORP

Item 6  - Selected Financial Data

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The selected financial data set forth below should be read in conjunction with the Corporation's financial statements and their accompanying notes presented elsewhere herein.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	$	$	$	$	$
INCOME STATEMENT DATA
Interest income	42,094	41,737	36,498	33,117	28,341
Interest expense	3,846	5,119	3,374	2,939	3,054
Net interest income	38,248	36,618	33,124	30,178	25,287
Provision for loan losses	2,950	770	660	940	325
Other income	15,360	11,306	11,037	10,321	11,144
Other expenses	36,074	33,633	32,446	30,877	27,200
Income before income taxes	14,584	13,521	11,055	8,682	8,906
Provision for federal income taxes	2,285	2,126	1,306	2,338	1,353
Net income	12,299	11,395	9,749	6,344	7,553

PER SHARE DATA
Net income (basic and diluted)	2.20	2.01	1.71	1.12	1.33
Cash dividends paid	0.640	0.620	0.575	0.560	0.545
Book value at year-end	23.39	20.69	18.02	17.51	16.66

BALANCE SHEET DATA
Total assets	1,462,313	1,171,750	1,097,842	1,033,622	984,253
Total loans	823,370	753,618	694,073	597,553	571,567
Securities	483,533	314,805	299,999	319,661	308,111
Deposits	1,252,811	974,088	919,734	866,477	817,491
Total long-term debt	74,391	77,872	65,386	65,850	61,257
Stockholders' equity	130,216	116,688	102,802	99,759	94,939

SELECTED RATIOS
Return on average assets	0.96%	1.01%	0.93%	0.63%	0.80%
Return on average stockholders' equity	10.16%	10.36%	9.94%	6.46%	7.74%
Average equity to average assets ratio	9.46%	9.76%	9.36%	9.79%	10.36%
Dividend payout ratio	29.09%	30.85%	33.63%	50.22%	41.13%
Efficiency ratio	67.19%	69.82%	71.58%	73.23%	75.12%
Net interest margin	3.24%	3.53%	3.46%	3.46%	3.12%

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

Strategic Overview

ENB Financial Corp and its wholly owned subsidiary, Ephrata National Bank, are committed to remaining an independent community bank serving the greater communities surrounding Lancaster County, Pennsylvania. The Corporation’s roots date back to the April 11, 1881 charter granted to Ephrata National Bank by the Office of the Comptroller of the Currency. The Bank’s growth has been entirely organic over 139 years of existence. The Board and Management are committed to the principals and values that have served the company well over its long history. In order to remain an independent bank of undisputed integrity, the Board and Management’s desire is to produce strong financial results that will ensure trust from the Bank’s depositors and favorable returns to the shareholders over the long term.

Every three years Management and the Board evaluate and revise the strategic plan to ensure the continuing success of the Corporation into the future. This endeavor is designed to continually sharpen the products and services the Bank provides in a manner that best serves the customer and attains the financial performance that shareholders expect. In the most recent strategic plan that covers the years 2019 to 2021, the Board and Management laid out a five-point plan laying a foundation for success during the next three years and beyond. Succession planning and managing leadership changes were a key element of this strategic plan. The Board and Management also set into place bold goals to further strengthen the Corporation’s financial performance ratios so the Corporation is in a position to outperform the local peer group. The most visible of those targets is to meet and exceed a return on assets of 1.00% and to maintain a return on stockholder’s equity of over 10.0%, with a target range of 10.5% to 11.0%. Management also desired to reduce the efficiency ratio under 70% for 2020. Management views return on assets as the best overall indicator of a financial institution’s performance. Management and the Board believe that achieving a higher return on assets will directly correlate to improved earnings per share and dividends per share, and higher book value of common stock, which in the end will produce higher returns to the shareholder.

Results of Operations

Overview

The year of 2020 was impacted by a number of unprecedented items caused by the onset of the COVID-19 pandemic. The spread of COVID-19 quickly became global and impacted the global economy. This impact was felt rather quickly due to China’s large role in the world economy, second in GDP, but first in terms of supply chain impact for basic goods. The immediate impact and forward risk posed by the pandemic caused the Federal Reserve to take the unusual step of reducing the Federal Funds rate by 50 basis points to 1.25% on March 3, 2020, at a special Fed meeting ahead of the regularly scheduled March 18, 2020 meeting. On March 11, 2020, the World Health Organization (WHO) recognized COVID-19 as a pandemic. The quick further expansion of the pandemic then caused the Federal Reserve to take an unprecedented step of a second special meeting on Sunday afternoon of March 15, 2020, to further reduce the Federal Funds rate 100 basis points to 0.25%. This move took the Federal Funds rate to the same historic low of 0.25% that occurred due to the Financial Crisis of 2008. On March 15, 2020, the Fed also reduced the Discount Window rate by 150 basis points, which took this rate down to 0.25%. This move importantly gave all banks easy access to very low cost funds. On March 16, 2020, the Fed also announced action to inject more liquidity into the financial system by purchasing up to $500 billion of U.S. Treasuries and $200 billion of mortgage-backed securities. All major stock exchanges experienced dramatic sell-offs. The DOW, which had peaked at 29,568 in February, closed on Friday, March 20, 2020 at 19,174, down 10,394 points, or 35%. NASDAQ was down 30%, while the S&P 500 was down 32%. Even with a significant equity market recovery since the initial impact of COVID-19, economic conditions remain uncertain. With the closing of non-essential businesses throughout various parts of the country for a number of months and a continued impact to consumer spending, it is anticipated that the financial impact will be long-term. The Coronavirus Aid Relief and Economic Security Act, also known as the CARES Act, was a $2.2 trillion economic stimulus bill passed by Congress and signed into law on March 27, 2020, by President Donald Trump. The major provisions of the CARES Act were direct small business aid for employers with fewer than 500 employees; direct deposit stimulus payments to American households; enhanced unemployment compensation benefits; and direct aid to hospitals and health care

ENB FINANCIAL CORP
Management’s Discussion and Analysis

providers. The Paycheck Protection Program (PPP) was part of this legislation, which provided relief to businesses and organizations provided they would retain their workforce and act within the provisions of the plan. The PPP was responsible for the Corporation generating $77.7 million of loans by September 30, 2020, which was the highpoint in PPP loans for 2020. By December 31, 2020, PPP loan balances declined to $48.0 million, as a result of loan forgiveness and payoffs.

After December 31, 2020, but prior to the filing of this Form 10-K, legislation for a second round of PPP loans was passed, which resulted in the Corporation’s total PPP loans increasing again in early 2021. Consistent with the marketplace, the impact of the second round of PPP was not near as large as the first round. Management anticipated that $25 million to $30 million of PPP loans would be generated in the second round. Prior to the filing of this report, the Corporation’s total PPP loans had again started to decline due to further loan forgiveness and payoffs.

The economic impact of COVID-19 had both negative and positive impacts on the Corporation’s financial results. The Corporation was able to achieve a higher level of earnings in 2020 than in 2019, but the efficiency of these earnings was reduced. The pandemic caused a very low interest rate environment, which in turn caused a much larger balance sheet with a historic increase in deposits, increasing the Corporation’s net interest income, despite a lower net interest margin. The Corporation’s net interest income was also increased by the recognition of PPP loan fee income. Offsetting the increase in net interest income was a larger increase in the provision for loan losses. As a result of the pandemic, management was guarded about expected increases in loan losses and higher associated provision for loan losses. Management did incur $2.2 million more provision for loan loss expense in 2020 than it did in 2019, however much of the provision increase was focused on a very small number of commercial loans. It remains to be determined what the long-term economic impact of COVID-19 will be on the Corporation’s borrowers and how it will affect the Corporation’s forward earnings.

The Corporation recorded net income of $12,299,000 for the year ended December 31, 2020, a 7.9% increase from the $11,395,000 earned during the same period in 2019. The 2019 net income was 16.9% higher than the 2018 net income of $9,749,000. Earnings per share, basic and diluted, were $2.20 in 2020, compared to $2.01 in 2019, and $1.71 in 2018.

The increase in the Corporation’s 2020 earnings was caused primarily by an increase in mortgage gains from selling mortgage assets on the secondary market. These gains increased by $3,914,000, or 202.2% in 2020 compared to 2019 due to a high volume of mortgage refinancings stemming from the very low interest rate environment as well as high margins received on loans sold on the secondary market.

The Corporation’s 2020 earnings were also aided by an increase in net interest income of $1,630,000, or 4.5%. Net interest income accounts for 71% of the gross income stream of the Corporation. The Corporation’s net interest margin decreased in 2020 to 3.24%, from 3.53% in 2019. Loan yields decreased as a result of the Federal Reserve rate decrease in the first quarter of 2020, immediately impacting the yields on the Corporation’s variable rate loans. The decline in interest expense helped to partially offset the declining asset yields, but to a much smaller degree.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The Corporation’s 2020 ROA was 0.96%, compared to 1.01% in 2019. ROE decreased from 10.36% in 2019 to 10.16% in 2020. The decrease in ROA and ROE was primarily due to much higher levels of assets in 2020 compared to 2019 with only moderate growth in earnings.

The below table highlights the Corporation’s key performance ratios for the years ended December 31, 2020, 2019, and 2018.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Key Performance Ratios
	Year ended December 31,
	2020	2019	2018

Return on Average Assets	0.96%	1.01%	0.93%

Return on Average Equity	10.16%	10.36%	9.94%

The results of the Corporation’s operations are best explained by addressing in further detail the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Income taxes

The following discussion analyzes each of these five components.

Net Interest Income

Net interest income (NII) represents the largest portion of the Corporation’s operating income. In 2020, NII generated 71.3% of the Corporation’s gross revenue stream, compared to 76.4% in 2019, and 75.0% in 2018. Since NII comprises a significant portion of the operating income, the direction and rate of increase or decrease will often indicate the overall performance of the Corporation.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets, are presented on an FTE basis. This differs from the NII reflected on the Corporation’s Consolidated Statements of Income, where the NII is simply the interest earned on loans and securities less the interest paid on deposits and borrowings. By calculating the NII on an FTE basis, the added benefit of having tax-free loans and securities is factored in to more accurately represent what the Corporation earns through the NII. The FTE adjustment shows the benefit these tax free loans and securities bring in a dollar amount because the Corporation does not pay tax on the income they generate. As a result, the FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income. The amount of FTE adjustment totaled $814,000 for 2020, $749,000 for 2019, and $880,000 for 2018.

Net Interest Income

(DOLLARS IN THOUSANDS)

	Year ended December 31,
	2020	2019	2018
	$	$	$

Total interest income	42,094	41,737	36,498
Total interest expense	3,846	5,119	3,374

Net interest income	38,248	36,618	33,124
Tax equivalent adjustment	814	749	880

Net interest income
(fully taxable equivalent)	39,062	37,367	34,004

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates charged on interest earning assets and paid on interest bearing liabilities

ENB FINANCIAL CORP
Management’s Discussion and Analysis

•	The average balance of interest earning assets and interest bearing liabilities

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. During 2020, the Federal funds rate was decreased by 150 basis points in March taking the rate to 0.25% by March 31, 2020. With the declines in the Federal funds rate, the U.S. Treasury yield curve became flatter. Long-term rates like the ten-year U.S. Treasury were 232 basis points under the 3.25% Prime rate as of December 31, 2020. Long-term Treasury rates remained low throughout 2020, and with the decreases in the Federal Reserve short-term rates, the yield curve remained essentially flat throughout the year. Management had not anticipated the Fed rate decreases in the first quarter of 2020. With the current flat yield curve throughout most of 2020, it did make increasing asset yield much more difficult, which added strain to NII and NIM.

The Prime rate is generally used by commercial banks to extend variable rate loans to business and commercial customers. For many years, the Prime rate has been set at 300 basis points, or 3.00% higher, than the Federal funds rate and typically moves when the Federal funds rate changes. As such, the Prime rate decreased to 3.25% in March of 2020 after the 150 basis point Fed rate decline. The Corporation’s Prime-based loans generally reprice a day after the Federal Reserve rate movement.

As a result of a larger balance sheet in 2020, even with much lower asset yields, the Corporation’s NII on a tax equivalent basis increased with the Corporation’s margin decreasing to 3.24% for the year, compared to 3.53% in 2019. Loan yields were lower in 2020 due to the 150 basis point Fed rate decline during the first quarter. The Corporation’s NII for 2020 increased over 2019, by $1,630,000, or 4.5%. Management’s asset liability sensitivity measurements continue to show a benefit to both margin and NII given Federal Reserve rate increases. Actual results over the past two years have confirmed the asset sensitivity of the Corporation’s balance sheet. However, in a down-rate environment, the margin and NII would suffer unless balance sheet growth is enough to offset lower asset yields.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With lower Treasury rates in 2020 compared to 2019, security reinvestment has generally been occurring at lower yield levels. Because of the lower market interest rates and very flat yield curve, it is difficult to achieve substantially higher yields in the securities portfolio but there have been some pockets of opportunities to reposition the portfolio by selling securities at gains and reinvesting in slightly higher yielding instruments to benefit the Corporation’s earnings going forward.

The Corporation’s loan portfolio yield has decreased from the prior years’ period as the variable rate portion of the loan portfolio repriced lower with each Federal Reserve rate movement and some fixed rate borrowers requested loan modifications to reset their rates lower in the current record low market rate environment. The vast majority of the Corporation’s commercial Prime-based loans were priced at the Prime rate, which was 4.75% to start 2020, and then 4.25% as of March 4, 2020, and 3.25% as of March 16, 2020 through December 31, 2020. The pricing for the most typical five-year fixed rate commercial loans is currently in line with the Prime rate. With the significant March Federal Reserve rate reductions, adding variable rate loans to the portfolio means they will be priced at very low rates to start but can reprice lower if the Federal Reserve lowers rates any further and would reprice higher if the Federal Reserve would increase rates. There are elements of the Corporation’s Prime-based commercial loans priced above the Prime rate based on the level of credit risk of the borrower. Management does price a portion of consumer variable rate loans above the Prime rate, which also helps to improve loan yield. Both commercial and consumer Prime-based pricing continues to be influenced by local competition.

Mid-term and long-term interest rates on average were much lower in 2020 compared to 2019. The average rate of the 10-year U.S. Treasury was 0.89% in 2020 compared to 2.14% in 2019, and it stood at 0.93% on December 31, 2020, compared to 1.92% on December 31, 2019. The slope of the yield curve has been compressed throughout 2019 and 2020. As of March 31, 2019, the U.S. Treasury curve was inverted with the 10-year U.S. Treasury rate 50 basis points lower than the Fed funds rate. As of December 31, 2020, the 10-year U.S. Treasury rate was only 68 basis points higher than the Fed funds rate. The slope of the yield curve has fluctuated many times in the past two years with the 10-year U.S. Treasury yield as high as 1.88% in 2020 and 2.79% in 2019, and as low as 0.52% in 2020, and 1.47% in 2019.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s overall cost of funds, including non-interest bearing funds, remained stable through the first quarter of 2020 at 48 basis points, and then decreased throughout the remainder of the year influenced by lower costs on deposits and the payoff of higher FHLB long-term advances at above-market rates. The Corporation’s cost of funds steadily declined during the remainder of the year ending at 20 basis points. The Corporation’s costs on borrowings included $306,000 of prepayment penalties recorded on FHLB long-term advances paid off early during 2020. Management expects the cost of funds will decline slightly and then stabilize throughout 2021 as deposits reprice to lower rates but this decline should level out as continued savings become more difficult to achieve. Core deposit interest rates were reduced nine times throughout 2020 and time deposit rates have also decreased resulting in maturing time deposits repricing at lower levels or moving into core deposit products. Management does not anticipate significant deposit rate movements in 2021 as deposits are now priced at very low rates. Typically, financial institutions will make small systematic moves on core interest bearing accounts while making larger rate movements in the pricing of new or reissued time deposits. Borrowing costs, and the wholesale borrowing curves that they are based on, generally follow the direction and slope of the U.S. Treasury curve. However, these curves can be quicker to rise and slower to fall as the providers of these funds seek to protect themselves from rate movements. The Corporation prepaid a number of FHLB advances in 2020 accelerating the interest expense, but achieving savings in future time periods.

The following table provides an analysis of year-to-year changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	179	(410)	(231)	17	(38)	(21)

Securities available for sale:
Taxable	542	(1,479)	(937)	6	223	229
Tax-exempt	559	(191)	368	(499)	(53)	(552)
Total securities	1,101	(1,670)	(569)	(493)	170	(323)
Loans	3,929	(2,610)	1,319	3,999	1,347	5,346
Regulatory stock	2	(99)	(97)	53	54	107

Total interest income	5,211	(4,789)	422	3,576	1,533	5,109

INTEREST EXPENSE

Deposits:
Demand deposits	137	(1,298)	(1,161)	132	993	1,125
Savings deposits	17	(60)	(43)	4	—	4
Time deposits	(118)	(91)	(209)	(63)	419	356
Total deposits	36	(1,449)	(1,413)	73	1,412	1,485

Borrowings:
Total borrowings	(137)	277	140	74	187	261

Total interest expense	(101)	(1,172)	(1,273)	147	1,599	1,746

NET INTEREST INCOME	5,312	(3,617)	1,695	3,429	(66)	3,363

In 2020, the Corporation’s NII on an FTE basis increased by $1,695,000, a 4.5% increase over 2019. Total interest income increased $422,000, or 1.0%, while interest expense decreased $1,273,000, or 24.9%, from 2019 to 2020.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The FTE interest income from the securities portfolio decreased by $569,000, or 7.0%, while loan interest income increased $1,319,000, or 3.9%. During 2020, additional loan volume added $3,929,000 to net interest income, and lower yields primarily due to the Prime rate decreases in the first quarter of 2020, caused a $2,610,000 decrease, resulting in a net increase of $1,319,000. Higher balances in the securities portfolio caused an increase of $1,101,000 in net interest income, while lower yields on securities caused a $1,670,000 decrease, resulting in a net decrease of $569,000.

The average balance of interest bearing liabilities increased by 6.7% during 2020, driven by the growth in deposit balances. Deposit rates decreased significantly throughout 2020 more than offsetting the slightly higher interest expense caused by much higher balances of deposits. Lower interest rates contributed to $1,449,000 of interest expense reduction while higher balances only caused $36,000 of increased expense, resulting in a total decline in interest expense of $1,413,000.

Out of all the Corporation’s deposit types, interest-bearing demand deposits reprice the most rapidly, as these rates can be adjusted lower after a Federal Reserve rate decrease. Demand deposit interest expense decreased a total of $1,161,000 in 2020, with $1,298,000 due to lower rates, offsetting the higher balances that caused an increase of $137,000. Interest expense on savings deposits and time deposit balances decreased to a lesser degree. Higher balances in savings accounts caused an increase of $17,000, while lower rates caused a decrease of $60,000, resulting in the net decrease in interest expense of $43,000 on savings deposits. Time deposit balances declined throughout 2020, resulting in lower interest expense of $118,000, while lower rates caused a decline of $91,000, resulting in a net decrease of $209,000.

The average balance of total borrowings decreased by $6.6 million, or 8.7%, from December 31, 2019, to December 31, 2020. The decrease in total borrowings decreased interest expense by $137,000. The Corporation paid off FHLB long-term advances during 2020, which resulted in accelerated interest expense causing a $277,000 increase in interest expense associated with higher rates. The aggregate of these amounts was an increase in interest expense of $140,000 related to total borrowings.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	December 31,
	2020			2019			2018

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and
deposits at other banks	35,261	140	0.40	19,596	371	1.89	18,772	392	2.09

Securities available for sale:
Taxable	238,995	4,144	1.73	214,160	5,082	2.37	213,907	4,853	2.27
Tax-exempt	108,154	3,382	3.13	90,539	3,014	3.33	105,513	3,566	3.38
Total securities (d)	347,149	7,526	2.17	304,699	8,096	2.66	319,420	8,419	2.64

Loans (a)	815,563	34,805	4.27	726,210	33,485	4.61	638,524	28,139	4.41

Regulatory stock	7,010	437	6.23	6,978	534	7.65	6,246	427	6.84

Total interest earning assets	1,204,983	42,908	3.56	1,057,483	42,486	4.02	982,962	37,377	3.80

Non-interest earning assets (d)	74,391			69,599			64,607

Total assets	1,279,374			1,127,082			1,047,569

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	279,280	512	0.18	256,564	1,673	0.65	213,037	548	0.26
Savings accounts	242,572	61	0.03	204,179	104	0.05	196,392	100	0.05
Time deposits	126,742	1,566	1.24	136,075	1,774	1.30	142,125	1,418	1.00
Borrowed funds	69,830	1,707	2.44	76,461	1,568	2.05	72,282	1,307	1.81
Total interest bearing liabilities	718,424	3,846	0.54	673,279	5,119	0.76	623,836	3,373	0.54

Non-interest bearing liabilities:
Demand deposits	435,495			340,130			322,733
Other	4,409			3,688			2,899

Total liabilities	1,158,328			1,017,097			949,468

Stockholders' equity	121,046			109,985			98,101

Total liabilities & stockholders' equity	1,279,374			1,127,082			1,047,569

Net interest income (FTE)		39,062			37,367			34,004
Net interest spread (b)			3.02			3.26			3.26
Effect of non-interest bearing funds			0.22			0.27			0.20
Net yield on interest earning assets (c)			3.24			3.53			3.46

(a)	Includes balances of non-accrual loans and the recognition of any related interest income. Average balances also include net deferred loan costs of $1,277,000 in 2020, $1,753,000 in 2019, and $1,429,000 in 2018. Such fees recognized through income and included in the interest amounts totaled $993,000 in 2020, ($523,000) in 2019, and ($534,000) in 2018.
(b)	Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.
(c)	Net yield, also referred to as net interest margin, is computed by dividing net interest income (FTE) by total interest earning assets.
(d)	Securities recorded at amortized cost. Unrealized holding gains and losses are included in non-interest earning assets.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s interest income increased primarily due to increased interest income on loans, but the increase in income was the result of loan growth, not an increase in asset yield, resulting in a lower NIM of 3.24% for 2020, compared to 3.53% for 2019. The yield earned on assets decreased by 46 basis points during the year, while the rate paid on liabilities decreased by 22 basis points when comparing both years. This resulted in a 23 basis point decrease in interest spread, and the effect of non-interest bearing deposits decreased by six basis points during the year, resulting in the decrease in NIM of 29 basis points. Management anticipates further declines in NIM during 2021 driven by continued pressure on the Corporation’s asset yields, which was first fully felt in the second half of 2020. Loan yields decreased in 2020 compared to the prior year primarily as a result of the 75 basis points of Prime decline experienced in the second half of 2019 and the 150 basis points of Prime decline in the first quarter of 2020. Growth in the loan portfolio would help to offset a declining asset yield moving through 2021. The Corporation’s loan yield decreased 34 basis points in 2020 compared to 2019. Loan interest income increased $1,319,000, or 3.9%, for this time period as a result of the growth in balances as well as PPP fees that caused an increase in interest and fees on loans.

Loan pricing was challenging in 2020 as a result of the very low rate environment and competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate or below. The Prime rate was 4.75% as of December 31, 2019, and was moderately higher than the typical business or commercial five-year fixed rates being extended at that time. The Prime rate decreased by 1.50% in March of 2020 to 3.25%, which is now comparable to the typical rate of a five-year fixed-rate loan. The commercial or business fixed rates do increase with longer fixed terms or lower credit quality. In terms of the variable rate pricing, nearly all variable rate loans offered are Prime-based. Management is able to price loan customers with higher levels of credit risk at Prime plus pricing, such as Prime plus 0.75%, which amounted to 4.00% at December 31, 2020, still a relatively low rate. However, only a small minority of the loans in the commercial and agricultural portfolios are at these higher rates due to the strong credit quality of the Corporation’s borrowers and market competition. Competition in the immediate market area has been pricing select shorter-term fixed-rate commercial and agricultural lending rates below 3.25% for the strongest loan credits.

Tax equivalent yields on the Corporation’s securities decreased by 49 basis points for the year ended December 31, 2020, compared to 2019. The Corporation’s securities portfolio consists of approximately 79% fixed income debt instruments and 21% variable rate product as of December 31, 2020. The Corporation’s taxable securities experienced a 64 basis-point decrease in yield for the year ended December 31, 2020, compared to 2019. Security reinvestment in 2020 has been occurring at lower rates due to the significant decline in U.S. Treasury rates. The sharp growth in the investment portfolio during a period of very low rates also contributed to the decline in average security yield. This large amount of new investment was caused by the significant influx of deposits, which caused excess liquidity. The sharpest growth in the securities portfolio occurred in the fourth quarter. In addition to these negative influences, the Corporation’s U.S. agency mortgage-backed securities and collateralized mortgage obligations experience faster principal prepayments as market rates decrease, causing the amortization of premium to increase, effectively decreasing the yield.

The yield on tax-exempt securities decreased by 20 basis points in 2020 compared to 2019. For the Corporation, these bonds consist entirely of tax-free municipal bonds. While the tax-exempt yields on municipal bonds declined with the tax rate change at the end of 2017, yields became more attractive again during the latter part of 2019 and throughout 2020. Management began investing in more of these bonds in 2020 as yields stood out and provided better returns than other sectors of the portfolio.

The interest rate paid on deposits decreased for the year ended December 31, 2020, from the same period in 2019. Management follows a disciplined pricing strategy on core deposit products that are not rate sensitive, meaning that the balances do not fluctuate significantly when interest rates change. Rates on interest-bearing checking accounts and money market accounts were decreased in 2020, resulting in a decrease in the cost of funds on these accounts of 47 basis points. Savings account rates were also decreased during the year resulting in a two basis point reduction in the cost of funds associated with these accounts. Additionally, the cost of funds on time deposits decreased by six basis points during 2020. Typically, the Corporation sees increases in core deposit products during periods when consumers are not confident in the stock market and economic conditions deteriorate. During these periods, there is a “flight to safety” to federally insured deposits. This trend occurred in 2020. As the rate between time deposits and core deposits narrowed, many customers chose to transfer funds from maturing time deposits into checking and savings accounts.

Since the financial crisis, depositors have been more concerned about the financial health of their financial institution. This concern affects their desire to obtain the best possible market interest rates. This trend benefits the Corporation

ENB FINANCIAL CORP
Management’s Discussion and Analysis

due to its high capital levels and track record of strong and stable earnings. The Corporation’s Bauer Financial rating of 5, the highest level of their rating scale, has assisted the Bank in gaining core deposits over the past several years.

The Corporation’s average rate on borrowed funds increased by 39 basis points from 2019 to 2020, as FHLB borrowings were paid off early throughout the year accelerating $234,000 of interest expense.

Provision for Loan Losses

The allowance for credit losses provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment that management determines is necessary to ensure that the allowance for credit losses is adequate to cover any losses inherent in the loan portfolio. The Corporation gives special attention to the level of underperforming loans when calculating the necessary provision for loan losses. The analysis of the credit loss allowance takes into consideration, among other things, the following factors:

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

A provision expense of $2,950,000 was recorded in 2020, compared to $770,000 in 2019, and $660,000 in 2018. The increase in provision expense was primarily due to a specific allocation related to a commercial customer with ongoing business concerns as well as a decline in economic and business conditions related to COVID-19, which caused an increase in the qualitative factors regarding outside market conditions for the entire loan portfolio. This increase in qualitative factors caused a higher required provision as credit losses may be incurred as businesses deal with the challenges presented by COVID-19 and the change in business practice. As of December 31, 2020, total delinquencies represented 0.34% of total loans, compared to 0.91% as of December 31, 2019. These ratios are very low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained very steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The level of classified loans has decreased from December 31, 2019 to December 31, 2020, from 19.3% of regulatory capital to 15.0% of regulatory capital. The delinquency and classified loan information is utilized in the quarterly allowance for credit loss calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the year would be cause for management to increase or decrease the provision expense. The allowance as a percentage of loans increased from 1.25% at December 31, 2019, to 1.50% at December 31, 2020. It is anticipated that the Corporation will record a provision expense again in 2021 based on projected loan growth and continued economic concerns.

Management also continues to provide for estimated losses on pools of similar loans based on historical loss experience. Management employs qualitative factors every quarter in addition to historical loss experience to take into consideration the current trends in loan volume, concentrations of credit, delinquencies, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight. National and local economic trends and conditions are also considered when calculating an appropriate credit loss allowance for each loan pool. Qualitative factors increased for all loan pools except agriculture dairy in 2020 primarily due to deteriorating economic conditions due to the COVID-19 pandemic.

Management continues to evaluate the allowance for credit losses in relation to the growth or decline of the loan portfolio and its associated credit risk, and believes the provision and the allowance for credit losses are adequate to provide for future losses. For further discussion of the calculation, see the “Allowance for Credit Losses” section.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Other Income

Other income for 2020 was $15,360,000, an increase of $4,054,000, or 35.9%, compared to the $11,306,000 earned in 2019. The following table details the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	2020 vs. 2019				2019 vs. 2018
	2020	2019	Increase (Decrease)		2019	2018	Increase (Decrease)
	$	$	$	%	$	$	$	%
Trust and investment services	1,974	2,042	(68)	(3.3)	2,042	1,959	83	4.2
Service charges on deposit accounts	1,047	1,376	(329)	(23.9)	1,376	1,351	25	1.9
Other fees	1,615	1,368	247	18.1	1,368	1,578	(210)	(13.3)
Commissions	2,963	2,889	74	2.6	2,889	2,596	293	11.3
Net realized gains (losses) on sales
of securities available for sale	733	499	234	46.9	499	(291)	790	(271.5)
Gains on sale of mortgages	5,850	1,936	3,914	202.2	1,936	1,602	334	20.8
Earnings on bank-owned life insurance	829	731	98	13.4	731	1,638	(907)	(55.4)
Other miscellaneous income	349	465	(116)	(24.9)	465	604	(139)	(23.0)

Total other income	15,360	11,306	4,054	35.9	11,306	11,037	269	2.4

Trust and investment services income decreased by $68,000, or 3.3%, from 2019 to 2020, after increasing 4.2% from 2018 to 2019. In 2020, trust and investment services revenue accounted for 3.7% of the Corporation’s gross revenue stream, including gains and losses on securities and mortgages, compared to 4.3% in 2019 and 4.4% in 2018. Trust and investment services revenue consists of income from traditional trust services and income from investment services provided through a third party. In 2020, the traditional trust business accounted for $1,245,000, or 63.1%, of total trust and investment services income, with the investment services totaling $728,000, or 36.9%. In 2020, traditional trust services income increased by $10,000, or 0.9%, from 2019 levels, while investment services income decreased $78,000, or 9.7%. The amount of customer investment activity drives the investment services income. A slowdown in activity as a result of COVID-19 caused the decrease in investment services income. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there is a great need for retirement, estate, and small business planning in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Service charges on deposit accounts for the year ended December 31, 2020, decreased by $329,000, or 23.9%, compared to 2019. Overdraft service charges for 2020, which comprise 78.9% of the total deposit service charges, decreased to $826,000, from $1,119,000 in 2019, a 26.2% decrease. This decrease was primarily driven by a change in customer behavior throughout 2020 due to COVID-19 variables. Several other categories of fees increased or decreased by lesser amounts.

Other fees increased by $247,000, or 18.1%, for the year ended December 31, 2020, compared to 2019. The increase is primarily due to an increase in loan administration fees that were higher by $238,000, or 78.3%, in 2020 compared to 2019. This was a result of increased secondary market mortgage activity due to the very low interest rate environment. Additionally, loan modification fees were higher by $219,000, for the year ended December 31, 2020, compared to the prior year. Partially offsetting these increases, fees on an off-balance sheet cash management product decreased by $270,000, or 65.3%. Various other fee income categories increased or decreased to lesser degrees making up the remainder of the variance compared to the prior year.

Commissions increased by $74,000, or 2.6%, for the year ended December 31, 2020, compared to the prior year. The increase was primarily caused by commissions from Banker’s Settlement Services, which increased by $86,000, or 125.4%, due to increased settlement activity during 2020. Other categories of commissions increased or decreased by smaller amounts making up the remainder of the variance.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Gains/losses on security transactions were higher for the year ended December 31, 2020, with a total of $733,000 of gains recorded compared to $499,000 in 2019, a $234,000, or 46.9% increase in income. Gains or losses taken on securities fluctuate based on market conditions including:

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

The gains or losses recorded depend on management’s active trades based on the above as well as unrealized gains or losses on equity securities that are adjusted through income. Losses on debt securities can be in the form of active sales of securities, or impairment of securities, which involve writing the security down to a lower value based on anticipated credit losses. There were no impairment charges in 2018, 2019, or 2020, therefore all security gains and losses incurred during these years were active sales of debt securities designed to either take gains or losses, or reposition the portfolio, and unrealized gains or losses on equity securities due to market value movements.

The number of debt securities sold in 2020 was higher because of the very low interest rate environment that presented many opportunities to sell securities at gains. During 2019, the rate environment was not quite as conducive to taking gains so the gains received were at slightly lower levels. Loan growth was strong in 2019 and PPP loan growth fueled growth in 2020. It continues to be one of the core elements of Management’s plan to increase asset yield and protect margin, by converting securities into loans and improving the Corporation’s loan-to-deposit ratio.

Gains on the sale of mortgages in 2020 increased $3,914,000, or 202.2%, from 2019. Mortgage activity was significantly higher in 2020 compared to the prior year as a result of historically low interest rates and a surge in mortgage refinancing activity. The level of gains from the sale of mortgages tends to be aided by a steady decline in interest rates, which has been the case. Should the direction of interest rates reverse in 2021 and start to steadily climb, it is likely the level of gains on the sale of mortgages would also decline. Future mortgage volume will be driven largely by interest rates and the strength of the local economy.

Earnings on bank-owned life insurance (BOLI) increased by $98,000, or 13.4%, for the year ended December 31, 2020, compared to the prior year. Increases and decreases in BOLI income depend on insurance cost components on the Corporation’s BOLI policies, the actual annual return of the policies, and any benefits paid upon death that exceed the policy’s cash surrender value. There were no insurance proceeds received in 2020 or 2019, however the higher income recorded in 2018 was due to $913,000 of insurance proceeds received in the first quarter of 2018 due to the death of a participant. Increases in cash surrender value are a function of the return of the policy net of all expenses.

The miscellaneous income category decreased by $116,000, or 24.9%, for the year ended December 31, 2020, compared to the same period in 2019. The primary reason for the decrease in miscellaneous income was a decrease in net mortgage servicing income of $140,000, or 296.3%. Mortgage servicing right amortization was elevated in 2020 due to the very low interest rate environment resulting in lower valuations.

Operating Expenses

The following table provides details of the Corporation’s operating expenses for the last three years along with the percentage increase or decrease compared to the previous year.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	2020 vs. 2019				2019 vs. 2018
	2020	2019	Increase (Decrease)		2019	2018	Increase (Decrease)
	$	$	$	%	$	$	$	%

Salaries and employee benefits	22,062	21,032	1,030	4.9	21,032	20,240	792	3.9
Occupancy expenses	2,407	2,432	(25)	(1.0)	2,432	2,475	(43)	(1.7)
Equipment expenses	1,196	1,172	24	2.0	1,172	1,129	43	3.8
Advertising & marketing expenses	894	820	74	9.0	820	773	47	6.1
Computer software & data
processing expenses	3,148	2,637	511	19.4	2,637	2,341	296	12.6
Shares tax	1,060	930	130	14.0	930	901	29	3.2
Professional services	2,317	2,088	229	11.0	2,088	1,974	114	5.8
Other operating expenses	2,990	2,522	468	18.6	2,522	2,613	(91)	(3.5)
Total operating expenses	36,074	33,633	2,441	7.3	33,633	32,446	1,187	3.7

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise 61% of the Corporation’s total operating expenses. For the year 2020, salaries and benefits increased $1,030,000, or 4.9%, compared to 2019. Salaries increased by $859,000, or 5.5%, and employee benefits increased by $171,000, or 3.1%, for 2020, compared to 2019. Salary costs were higher for the year due to higher commissions paid out on mortgage production, which were partially offset by higher deferred costs on loan originations, which are recorded as a contra salary expense. Additionally, salary costs were higher due to a performance bonus paid out in the first quarter of 2020. Employee benefits expense was at a higher level due to higher health insurance costs, which increased by $207,000, or 7.7%, for 2020 compared to 2019.

The Corporation has a 401(k) Savings Plan under which the Corporation makes an employer matching contribution, a non-elective safe harbor contribution and a discretionary non-elective profit sharing contribution. The employer matching contribution is made on the compensation of all eligible employees, up to a maximum of 2.5% of an eligible employee’s compensation, at $0.50 for every $1.00 of employee contribution up to 5% of an eligible employee’s salary. The employer non-elective safe harbor contribution is 3% of all employee compensation for the year. Based on the performance of the Corporation, the Compensation Committee determined the discretionary non-elective profit sharing contribution would be 2% of all eligible employee compensation. For the Corporation, the expense of the 401(k) matching contribution will be smaller than the non-elective safe harbor and the discretionary non-elective profit sharing expenses, as the Corporation is matching a maximum of up to 2.5% of salary, depending on employee contributions, compared to contributing up to 5.0% of eligible employee’s salaries in the safe harbor and discretionary profit sharing contributions. The 401(k) matching contribution expense of the 401(k) Savings Plan increased $35,000, or 9.6% in 2020, a function of greater employee participation.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Utilities
•	Building repair and maintenance
•	Lease expense

Occupancy expenses have decreased by $25,000, or 1.0%, for 2020 compared to 2019. Utilities costs decreased by $21,000, or 3.0% in 2020 compared to 2019, primarily a result of lower electricity and oil costs. Various other occupancy categories increased or decreased to lesser amounts making up the remainder of the variance.

Equipment expenses increased by $24,000, or 2.0%, for 2020 compared to 2019. Equipment repair and maintenance costs increased by $64,000, or 118.6% in 2020 compared to the prior year, offset by lower equipment depreciation expenses and lower service contract expenses, which declined by $47,000, or 6.3%, and $36,000, or 13.2%, respectively. Other equipment-related expenses increased or decreased to lesser degrees making up the remainder of the variance.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Advertising and marketing expenses for the year increased by $74,000, or 9.0%, from 2019 levels. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses alone totaled $686,000 in 2020, which was a $150,000, or 28.1% increase, over 2019. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is dependent upon those strategies. Public relations, the smaller category of advertising and marketing expenses, totaled $208,000 for 2020, compared to $284,000 for 2019, a decrease of $76,000, or 26.8%. Fairs and expos, promotional items, and sponsorships make up this category.

Computer software and data processing expenses increased by $511,000, or 19.4%, for 2020 compared to 2019. Software-related expenses were up by $393,000, or 26.6%, for the year ended December 31, 2020, compared to the prior year, primarily because of increased software maintenance agreement expenses, which support the overall strategy of the Corporation to gain efficiency. Management conducts internal studies showing rates of return on investment on all major software initiatives to ensure total cost savings that more than offset the total cost of implementation over the life of the software. Management’s goal on all software investments is to improve processes, to provide better customer service, while also resulting in lower net salary and overhead costs. Software expenses are likely to continue to increase in 2021, but the actual increase will be dependent on how quickly new software platforms are identified, analyzed, approved and placed into service. Data processing fees were up $119,000, or 10.2%, for the year ended December 31, 2020, compared to the same period in 2019. These fees increase with the increase in customer transactions as well as any increases in debit card related fraud/charge-off expenses.

Bank shares tax expense was $1,060,000 for 2020, an increase of $130,000, or 14.0%, from 2019. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. The shares tax calculation uses a period-end balance of shareholders’ equity and a tax rate of 0.95%. The increase in 2020 can be primarily attributed to the Corporation’s growing value of shareholders’ equity.

Professional services expense increased $229,000, or 11.0%, for 2020, compared to 2019. These services include accounting and auditing fees, legal fees, and fees for other third-party services. The Corporation began using contracted employees in 2020 to fill some temporary employment positions. These fees amounted to $70,000 with no corresponding expense in 2019. Additionally, legal fees increased by $56,000, or 54.8%, for 2020 compared to 2019, primarily driven by legal fees related to the subordinated debt transaction that occurred in December of 2020. Outside services costs increased by $42,000, or 4.3%, and accounting and auditing fees increased by $40,000, or 11.2%, for 2020 compared to the prior year. Other professional services expense categories increased or decreased to lesser degrees making up the remainder of the variance.

Other operating expenses increased by $468,000, or 18.6%, for the year ended December 31, 2020, compared to the same period in 2019. Contributing to this increase, loan-related expenses increased by $405,000, or 74.7% for the year, driven primarily by an increase in the provision for off balance sheet credit losses that was impacted by higher qualitative factors in 2020. Additionally, FDIC insurance costs increased by $81,000, or 57.3% in 2020 compared to the prior year. Operating supplies and fraud-related charge-offs increased by $93,000, or 34.4%, and $44,000, or 254.8% respectively, for the year ended December 31, 2020, compared to the prior year. Partially offsetting these increases, travel-related costs were down $140,000, or 62.6%. Several other operating expense categories increased or decreased by smaller amounts making up the remainder of this variance.

Management uses the efficiency ratio as one metric to evaluate the Corporation’s level of operating expenses. The efficiency ratio measures the efficiency of the Corporation in producing one dollar of revenue. For example, an efficiency ratio of 70% means it costs seventy cents to generate one dollar of revenue. A lower ratio represents better operational efficiency. The formula for calculating the efficiency ratio is total operating expenses, excluding foreclosed property and OREO expenses, divided by net interest income on an FTE basis, prior to the provision for loan losses, plus other income, excluding gain or loss on the sale of securities. A higher level of operating expenses may be justified if the Corporation is growing interest earning assets and is increasing net interest income and other income at faster levels. This was the case in 2020 as the Corporation’s efficiency ratio was 67.2%, compared to 69.8% for 2019. Management has been successful in increasing both net interest income and fee income during this period, as well as holding operating expenses to lower growth rates, resulting in improved efficiency. In 2021, management anticipates possible compression in net interest margin, which could result in lower net interest income making improvements in efficiency more difficult to achieve. While management desires a lower efficiency ratio, the desire to capture additional market share in the near future and the interest rate environment, including the timing of the Federal Reserve’s rate actions, will play a large part in determining when the Corporation’s efficiency ratio improves further and the degree to which additional improvements can be made.

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

For the year ended December 31, 2020, the Corporation recorded a tax provision of $2,285,000, compared to $2,126,000 for 2019. This increase in tax expense can be attributed to higher pretax earnings. The effective tax rate for the Corporation was 15.7% for 2020 and 2019. The Corporation’s effective tax rate is lower than the 21% corporate rate as a result of tax-free assets that the Corporation holds on its balance sheet. The majority of the Corporation’s tax-free assets are in the form of obligations of states and political subdivisions, referred to as municipal bonds. The Corporation also has a relatively small component of tax-free municipal loans.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of the cash on hand in the Corporation’s vaults, operational transaction accounts with the Federal Reserve Bank (FRB), and deposits in other banks. The FRB requires a specified amount of cash available either in vault cash or in an FRB account. Known as cash reserves, these funds provide for the daily clearing house activity of the Corporation and fluctuate based on the volume of each day’s transactions. Beyond these requirements, the Corporation maintains additional cash levels as part of Management’s active asset liability and liquidity strategy. Management has been carrying larger cash balances as a result of the large increase in deposit balances during 2020 with lower levels of loan growth. Additionally, higher cash balances provide an immediate hedge against interest rate risk and liquidity risk. As of December 31, 2020, the Corporation had $94.9 million in cash and cash equivalents, compared to $41.1 million as of December 31, 2019.

The overnight rate that the Federal Reserve Bank pays on excess cash balances fluctuates as the overnight Federal Funds rate fluctuates and as of December 31, 2020, it stood at 0.10%. The Corporation does not aim to keep excess cash at the FRB as the overnight rate is much less then rates received on balances held in correspondent money market accounts. Management invests excess cash in three money market accounts at other financial institutions. The money market accounts yielded a return of 0.15%, 0.31%, and 0.35% at December 31, 2020, all more than the return received from the FRB. This diversification alters the mix of cash and cash equivalents to more interest bearing deposits in banks and less Federal funds sold. The cash and cash equivalents represent only one element of liquidity. For further discussion on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk.

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

Some conclusions drawn from the following table are as follows:

•	Balance sheet growth rate was 13.9% in 2020 compared to 7.6% in 2019.
•	Balance sheet mix changed with average balances of securities growing at a rate of 13.9%, compared to a 4.6% decrease in 2019.
•	Interest bearing demand deposits and savings deposits grew in 2020 compared to a decline in time deposits.
•	Interest bearing demand deposits experienced a slowed growth, up 8.9% in 2020, compared to 20.4% in 2019.
•	Savings deposits experienced the most growth out of all deposit segments, up 18.8%.
•	Non-interest bearing deposits, the most beneficial deposits, grew at a rate of 28.0% in 2020, compared to 5.4% growth in 2019.
•	Time deposits continue to decline both in amount and as a percentage of total deposits with a 6.9% decrease in 2020 compared to a 4.3% decline in 2019.
•	Borrowings decreased by 8.8% in 2020, compared to an increase of 5.8% in 2019.
•	The Corporation issued $20 million in 10-year fixed-to-floating rate subordinated debt on December 30, 2020 with an initial rate of 4.00%

ENB FINANCIAL CORP
Management’s Discussion and Analysis

SOURCES AND USES OF FUNDS

(DOLLARS IN THOUSANDS)

	2020 vs. 2019				2019 vs. 2018
	2020	2019	Increase (Decrease)		2019	2018	Increase (Decrease)
Average Balances	$	$	$	%	$	$	$	%

Short-term investments	35,261	19,596	15,665	79.9	19,596	18,772	824	4.4
Securities available for sale	347,149	304,699	42,450	13.9	304,699	319,420	(14,721)	(4.6)
Regulatory stock	7,010	6,978	32	0.5	6,978	6,245	733	11.7
Loans	815,563	726,210	89,353	12.3	726,210	638,525	87,685	13.7
Total Uses	1,204,983	1,057,483	147,500	13.9	1,057,483	982,962	74,521	7.6

Interest bearing demand	279,280	256,564	22,716	8.9	256,564	213,037	43,527	20.4
Savings accounts	242,572	204,179	38,393	18.8	204,179	196,392	7,787	4.0
Time deposits	126,742	136,075	(9,333)	(6.9)	136,075	142,125	(6,050)	(4.3)
Borrowings	69,722	76,461	(6,739)	(8.8)	76,461	72,282	4,179	5.8
Subordinated Debt	107	—	107	—	—	—	—	—
Non-interest bearing demand	435,495	340,130	95,365	28.0	340,130	322,733	17,397	5.4
Total Sources	1,153,918	1,013,409	140,509	13.9	1,013,409	946,569	66,840	7.1

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair market value. As of December 31, 2020, the Corporation had $483.5 million of investment securities, which accounted for 33.1% of assets, compared to 26.9% as of December 31, 2019. The securities portfolio increased in size and as a percentage of the balance sheet in 2020 due to the redeployment of excess cash from an increase in deposits. While the ending balance of securities increased 53.6% from December 31, 2019 to December 31, 2020, the average balance of securities increased 13.9% for the year compared to 2019.

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

The securities policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications are designed to control the level of risk presented by each security type. The amount of diversity permitted through the policy allows management to pursue security types with better total return profiles or securities with higher yields. However, those securities that can provide higher levels of return will often bring higher elements of duration or credit risk. Management’s goal is to optimize portfolio total return performance over the long term while staying within portfolio policy guidelines. The composition of the securities portfolio at year-end based on fair market value is shown in the following table.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2020		2019		2018
	$	%	$	%	$	%

U.S. government agencies	54,361	11.2	32,624	10.5	30,120	10.0
U.S. agency mortgage-backed securities	71,052	14.7	48,626	15.4	44,639	14.9
U.S. agency collateralized mortgage obligations	35,035	7.2	60,253	19.1	54,090	18.0
Asset-backed securities	60,475	12.5	23,262	7.4	11,399	3.8
Corporate bonds	61,723	12.8	54,880	17.4	59,192	19.7
Obligations of states and political subdivisions	193,782	40.1	88,452	28.1	94,625	31.6
Total debt securities, available for sale	476,428	98.5	308,097	97.9	294,065	98.0
Marketable equity securities	7,105	1.5	6,708	2.1	5,934	2.0

Total securities	483,533	100.0	314,805	100.0	299,999	100.0

The Corporation typically invests excess liquidity into securities, both fixed-rate and variable-rate bonds which account for 98.5% of all securities, with equity securities accounting for the other 1.5%. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. Refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion of risk strategies. To provide maximum flexibility for management of liquidity and interest rate risks, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of the portfolio on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on the bonds that are currently valued below book value.

The Corporation’s marketable equity securities include an investment in qualified Community Reinvestment Act (CRA) mutual funds and a small portfolio of bank stocks held at the holding company level. A total of $6,176,000 has been invested into one qualified CRA fund that carried an AAA credit rating as of December 31, 2020. The fund is a Small Business Administration (SBA) CRA fund with a $6,176,000 book value and market value as it has a stable dollar price. The current guideline used by management for the minimum amount to be invested in CRA-approved investments is approximately 0.5% of assets. The current $6,176,000 of CRA investments is equivalent to 0.4% of assets. The small portfolio of bank stocks included in marketable equity securities had a book value of $981,000 and a fair market value of $929,000 as of December 31, 2020.

Overall, the tax equivalent yield on all of the Corporation’s securities decreased from 2.66% for 2019, to 2.17% for 2020. On the taxable segment of the portfolio, Treasury rates were lower in 2020 compared to 2019, so the majority of securities that matured or were sold had lower yields compared to the securities purchased to replace them. The Corporation’s securities portfolio underwent a number of changes during 2020 including an increase in all categories except collateralized mortgage obligations which decreased. The fair market value of the Corporation’s securities portfolio increased by $168.7 million, or 53.6%, from December 31, 2019 to December 31, 2020, and the portfolio accounted for a larger amount of the Corporation’s assets at 33.1% as of December 31, 2020, compared to 26.9% as of December 31, 2019.

During the first quarter of 2020, the Federal Reserve decreased short-term rates two times for a total of 150 basis points. Market conditions during 2020 were very unpredictable and fast changing due to the start of and continuing impact of COVID-19 and the declaration of a global pandemic on March 11, 2020. The Fed’s reduction of interest rates was in response to this pandemic and caused short-term and long-term Treasury rates to decline at a rapid pace to reach all-time lows. This pandemic continued to have far-reaching impacts on local, national, and global economies and supply chains throughout all of 2020 impacting Treasury rates.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

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

Investments in MBS and CMOs assist management in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike U.S. agency bonds, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay monthly principal and interest. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a significant and reasonably stable cash flow. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease. During the majority of 2020, cash flows from these securities were higher than the prior year as a result of lower Treasury rates. Management desires and pursues those MBS and CMO securities that do not experience significant changes in prepayment speeds given changes in interest rates. Since nearly all of these securities are purchased at a premium, management is most concerned with how quickly that premium will be amortized based on the average life of the security. Therefore, management attempts to guard against those securities with fast or volatile prepayment speeds in favor of those that demonstrate more consistent principal payments.

Management invests in asset-backed securities in the form of student loan floaters in an effort to provide an instrument that will perform well in a rates-up environment and offset the interest rate risk of the longer fixed-rate municipal bonds. The investment in this segment grew throughout 2019 and 2020 and continues to be a good defensive structure to balance rates-up risk.

Obligations of states and political subdivisions, often referred to as municipal bonds, are tax-free and taxable securities that generally provide the highest yield in the securities portfolio on a tax-equivalent basis. In the continued prolonged period of historically low interest rates and with a lower Corporate tax rate, the municipal bond sector has lost some of its benefit compared to other segments of the portfolio. Municipal tax-equivalent yields generally start above other taxable bonds; however, they generally carry the longest duration and highest interest rate risk exposure out of all the Corporation’s securities. Due to the lower tax rate in 2019 and 2020, municipal bonds do not provide yields as high as previous years, but they still are an important component of the Corporation’s portfolio. The Corporation also began purchasing some taxable municipal securities that added to the value of this sector. The municipal bond portfolio had an unrealized gain position of $6,650,000 as of December 31, 2020, compared to an unrealized gain position of $2,236,000 as of December 31, 2019.

The vast majority of the municipal bonds held by the Corporation on December 31, 2020 carried between an A and an AA credit rating, with 5.0% carrying the highest AAA rating. These are stronger ratings on average than the ratings on the corporate bonds held by the Corporation. These ratings reflect the final rating or the rating with any insurance backing or credit enhancements. The Corporation’s securities policy requires that municipal bonds not carrying insurance have a minimum S&P credit rating of A- or a minimum Moody’s credit rating of A3 at the time of purchase. It is possible that municipalities have an underlying rating of S&P BBB+ or Moody’s Baa1 rating prior to insurance or credit enhancement while having a final rating of S&P A- or Moody’s A3 with the insurance and/or credit enhancement. In the current environment, the major rating services have tightened their credit underwriting procedures and are more apt to downgrade municipalities. Additionally, the weaker economy has reduced revenue streams for many municipalities and has called into question the basic premise that municipalities have unlimited power to tax, i.e. the ability to raise taxes to compensate for revenue shortfalls. Therefore, management closely monitors any municipal bonds that have their credit ratings downgraded below initial purchase guidelines. The Corporation has not experienced any losses due to defaults or bankruptcies of states or political subdivisions. As of December 31, 2020, all of the municipal bonds carried credit ratings within the Corporation’s initial purchase policy requirements.

As of December 31, 2020, the Corporation held corporate bonds with a total book value of $60.4 million and fair market value of $61.7 million. U.S. corporate bonds, consisting of bonds issued by U.S. public companies as unsecured credit, carry a 100% risk weighting for capital purposes and therefore are viewed as a higher risk security. Corporate bonds issued as foreign sovereign debt carry a 20% risk weighting. Approximately 41% of the Corporation’s corporate bond portfolio is in the form of foreign sovereign debt and carries that lower 20% risk weighting. Because of the higher risk

ENB FINANCIAL CORP
Management’s Discussion and Analysis

posed by the majority of the Corporation’s corporate bonds, the Corporation has a policy that limits corporates to 20% of the portfolio book value. As of December 31, 2020, this $60.4 million book value of corporate debt amounted to 12.5% of the portfolio book value, compared to $54.6 million book value, or 17.5% of portfolio book value as of December 31, 2019.

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

Management closely monitors the unrealized gain or loss positions of all the corporate bonds to identify any potential weakness. The trading levels of these securities are closely linked to the financial performance and health of the entity. Significant declines in the valuations of these securities, beyond what can be attributed to movement in interest rates, are generally an indication of higher credit risk. Management reviews all securities with unrealized losses approaching 10% or those carrying unrealized losses for prolonged periods of time, for possible impairment. As of December 31, 2020, the highest percentage of unrealized losses for any corporate bond was 0.5%. Most Corporate bonds had unrealized gains as of December 31, 2020. All but two of the corporate bonds had at least an A credit rating by one of the major credit rating services, with all corporate bonds considered investment grade. In addition, the Corporation purchased $1,000,000 of a 4% subordinated debt note in the fourth quarter of 2020 which is unrated. This is considered a corporate bond as it is subordinated debt of a domestic community bank but is unrated because it is not a typical corporate issuance. Currently, there are no indications that any of these bonds would discontinue contractual payments.

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

The following table shows the weighted-average life and yield on the Corporation’s securities by maturity intervals as of December 31, 2020, based on amortized cost. All of the Corporation’s securities are classified as available for sale and are reported at fair value; however, for purposes of this schedule they are shown at amortized cost.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

SECURITIES PORTFOLIO MATURITY ANALYSIS

(DOLLARS IN THOUSANDS)

	Within		1 - 5		5 - 10		Over 10
	1 Year		Years		Years		Years		Total
		%		%		%		%		%
	$	Yield	$	Yield	$	Yield	$	Yield	$	Yield

U.S. government agencies	35,497	0.06	11,227	0.58	7,500	1.45	—	—	54,224	0.36
U.S. agency mortgage-backed securities	19,080	0.62	29,223	1.13	8,369	1.57	13,105	1.79	69,777	1.17
U.S. agency collateralized mortgage obligations	14,208	0.14	13,550	1.77	5,586	0.98	1,105	0.82	34,449	0.94
Corporate bonds	13,030	2.15	39,922	1.75	7,435	2.04	—	—	60,387	1.87
Obligations of states and political subdivisions	1,308	3.12	542	3.46	14,667	3.17	170,615	2.70	187,132	2.74
Asset-backed securities	2,062	0.97	11,142	0.94	15,117	0.94	32,066	1.07	60,387	1.01
Marketable equity securities	—	—	—	—	—	—	7,157	1.54	7,157	1.54

Total securities available for sale	85,185	0.59	105,606	1.38	58,674	1.80	224,048	2.37	473,513	1.76

Securities are assigned to categories based on stated contractual maturity except for MBS and CMOs, which are based on anticipated payment periods.

The yield on the securities portfolio, including equity securities, was 1.76% as of December 31, 2020, compared to 2.48% as of December 31, 2019. The reduction in yield was primarily due to the decline in market interest rates during 2020. Management also purchased $35.5 million in FHLB discount notes at a rate of 0.06% in an effort to use excess liquidity to reduce PA Bank shares tax expense. This purchase caused a reduction in overall security yield. As of December 31, 2020, the effective duration of the Corporation’s fixed income security portfolio was 2.7 years for the base case or rates unchanged scenario, compared to 2.2 years as of December 31, 2019. Effective duration is the estimated duration or length of a security or portfolio, which is implied by the price volatility. Effective duration is calculated by converting price volatility to a standard measurement representing length, expressed in years. It is a measurement of price sensitivity, with lower durations being advantageous in periods of rising rates and longer durations benefiting the holder in periods of declining rates. An effective duration of 3.0 years would approximate the duration of a three-year U.S. Treasury, a security that has no option risk or call provisions. Management receives effective duration and price volatility information quarterly on an individual security basis. Management’s target base case, or rates unchanged effective duration, is 3.0 years. The Corporation manages duration, along with interest rate sensitivity and fair value risk, across the entire balance sheet. Currently, assets are repricing quicker than liabilities, meaning the Corporation is asset sensitive and benefits by higher interest rates. Regardless of the Corporation’s asset sensitive balance sheet position, management anticipates that the portfolio’s effective duration will increase toward the 3.0 target throughout 2021.

Effective duration is only one measurement of the length of the securities portfolio. Management receives and monitors a number of other measurements. In general, a shorter portfolio will adjust more quickly in a rising interest rate environment, whereas a longer portfolio will tend to generate more return over the long-term and will outperform a shorter portfolio when interest rates decline. Because the Corporation’s securities portfolio is now shorter than it has been historically and shorter than the average peer bank, it will generally outperform the average peer bank given static rates or an increase in interest rates, and will generally underperform given lower interest rates. Additionally, with fixed rate instruments, the longer the term of the security, generally the more fair value risk there is when interest rates rise. The converse is true when interest rates decline. The securities portfolio is a significant piece of the Corporation’s assets, but there are other crucial elements that management also uses to manage the Corporation’s asset liability position such as cash and cash equivalents and borrowings. Beyond these, management also utilizes other elements of the Corporation’s balance sheet to reduce exposure to higher interest rates. Prime-based loans account for approximately 17% of the Corporation’s total loans which results in this segment of the portfolio having very minimal exposure to interest rate risk because these loans reprice to the new Prime rate whenever there is a Federal Reserve rate movement. The unusually extended period of historically low rates also caused the Corporation’s deposits to undergo major changes in consistency with non-interest bearing accounts and savings accounts responsible for a larger percentage of deposits while time deposits have declined markedly. This has benefited the Corporation’s asset liability position with more core deposits which model with longer lives causing liabilities to extend. The combination of Prime-based loans and longer core deposits has allowed management to historically take on more duration in the securities portfolio. See Item 7A Quantitative and Qualitative Disclosures about Market Risk for further discussion on the Corporation’s management of asset liability risks including interest rate risk and fair value risk.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The majority of the Corporation’s securities are held at the bank level with only a very small portfolio of bank stocks held at the holding company level. With only $981,000 of book value as of December 31, 2020, the non-maturity nature of the Corporation’s bank stock portfolio is not material to the duration of the Corporation’s securities portfolio or assets. The decision to purchase these equity securities at the holding company level took into account tax strategies, market conditions, and other strategic decisions.

Loans

Net loans outstanding increased $66.8 million, or 9.0%, from $744.2 million at December 31, 2019, to $811.0 million at December 31, 2020. The following table shows the composition of the loan portfolio as of December 31 for each of the past five years.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	December 31,
	2020		2019		2018		2017		2016
	$	%	$	%	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	142,698	17.4	120,212	16.0	101,419	14.6	90,072	15.1	86,434	15.2
Agriculture mortgages	176,005	21.4	175,367	23.3	165,926	24.0	152,050	25.5	163,753	28.7
Construction	23,441	2.9	16,209	2.2	18,092	2.6	18,670	3.1	24,880	4.4
Total commercial real estate	342,144	41.7	311,788	41.5	285,437	41.2	260,792	43.7	275,067	48.3

Consumer real estate (a)
1-4 family residential mortgages	263,569	32.0	258,676	34.4	219,037	31.6	176,971	29.7	150,253	26.3
Home equity loans	10,708	1.3	9,770	1.3	10,271	1.5	11,181	1.9	10,391	1.8
Home equity lines of credit	71,290	8.7	70,809	9.4	64,413	9.3	61,104	10.2	53,127	9.3
Total consumer real estate	345,567	42.0	339,255	45.1	293,721	42.4	249,256	41.8	213,771	37.4

Commercial and industrial
Commercial and industrial	97,896	11.9	58,019	7.7	61,043	8.8	41,426	6.9	42,471	7.4
Tax-free loans	10,949	1.3	16,388	2.2	22,567	3.3	20,722	3.5	13,091	2.3
Agriculture loans	20,365	2.5	20,804	2.8	20,512	3.0	18,794	3.2	21,630	3.8
Total commercial and industrial	129,210	15.7	95,211	12.7	104,122	15.1	80,942	13.6	77,192	13.5

Consumer	5,155	0.6	5,416	0.7	9,197	1.3	5,320	0.9	4,537	0.8

Total loans	822,076	100.0	751,670	100.0	692,477	100.0	596,310	100.0	570,567	100.0
Less:
Deferred loan costs, net	(1,294)		(1,948)		(1,596)		(1,243)		(1,000)
Allowance for loan losses	12,327		9,447		8,666		8,240		7,562
Total net loans	811,043		744,171		685,407		589,313		564,005

(a)	Residential real estate loans do not include mortgage loans serviced for others. These loans totaled $235,437,000 as of December 31, 2020, $154,577,000 as of December 31, 2019, $126,916,000 as of December 31, 2018, $98,262,000 as of December 31, 2017, and $66,767,000 as of December 31, 2016.

There was significant growth in the loan portfolio since December 31, 2019. Most major loan categories showed an increase in balances. Loan growth in 2020 was driven primarily by the funding of Payroll Protection Program (PPP) loans to local businesses.

The composition of the loan portfolio has remained relatively stable in recent years, with the one major trend being the growth in 1-4 family residential lending. The total of all categories of real estate loans comprised 83.7% of total loans as of December 31, 2020, compared to 86.6% of total loans as of December 31, 2019. Consumer real estate has been the largest category of the loan portfolio for the past two years, with commercial real estate being the second largest category.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Commercial real estate consists of 41.7% of total loans as of December 31, 2020, compared to 41.5% of total loans as of December 31, 2019. Commercial real estate loans increased to $342.1 million at December 31, 2020, from $311.8 million at December 31, 2019, a 9.7% increase. The increase in commercial real estate occurred in all sectors, however 2020 was characterized as a better year for commercial real estate loans outside of agriculture, with solid growth as a number of businesses moved ahead on commercial projects. This was evident in terms of the construction commercial real estate which had the sharpest growth as a percentage. Commercial mortgages increased by $22.5 million, or 18.7%, agriculture mortgages increased by $638.000, or 0.4%, and commercial construction loans increased by $7.2 million, or 44.6% from December 31, 2019, to December 31, 2020. The agricultural mortgages, along with agricultural loans not secured by real estate, accounted for 23.9% of the entire loan portfolio as of December 31, 2020, compared to 26.1% as of December 31, 2019. Management expects both commercial and agricultural loans to increase in 2021. Management believes as economic conditions stabilize in 2021, other elements of the local diversified economy outside of the agriculture industry will expand and cause commercial mortgages to continue to grow as well.

The Corporation’s largest element of commercial real estate loans remains agricultural mortgages. The Corporation views itself as a leading agricultural lender in the greater Lancaster County marketplace. Agricultural purpose loans have averaged approximately 25% of the Corporation’s total loans over the past five-year period, and had experienced a period of slow growth in 2016 followed by declines in 2017, and then growth again in 2018, 2019, and 2020. In 2016 the growth rate slowed as economic conditions, namely weaker commodity prices, became more difficult and changes occurred in the Corporation’s agricultural lending team. The reduction in agricultural mortgages in 2017 was caused by a general slowing of the growth rate in the local agricultural industry, a more challenging year for dairy farmers, which account for approximately half the Corporation’s agricultural loans, and a reduction in the pipeline of new agricultural loans caused by the prior changes in the agricultural lending staff. The Corporation has a history of an agricultural focus, which coincides with the market area and type of customers that we serve. In 2018 and 2019, agricultural loan growth picked up due to the Corporation’s renewed commitment to and more agricultural relationships proceeding with projects. In 2020, agricultural loan growth was modest with concerns about economic stability and future economic concerns. Management believes the agricultural loan portfolio will continue to grow in 2021, but is also closely tracking the impact of weaker commodity prices on the Corporation’s farmers.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 15.7% of total loans as of December 31, 2020, compared to 12.7% as of December 31, 2019. In scope, the commercial and industrial loan sector, at 15.7% of total loans, is significantly smaller than the commercial real estate sector at 41.7% of total loans. This is consistent with management’s credit preference for obtaining real estate collateral when making commercial loans. The balance of total commercial and industrial loans increased from $95.2 million at December 31, 2019, to $129.2 million at December 31, 2020, a 35.7% increase, primarily attributable to the funding of PPP loans in 2020. Outside of PPP loans, the commercial and industrial category generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. Based on current levels of demand for these types of loans and the higher level of commercial and industrial expertise that the Corporation now has, management anticipates that these loans will experience moderate growth in 2021. However, commercial and industrial loans in total will likely show a decline as forgiveness of PPP loans proceeds with new PPP loan originations much slower than levels in 2020.

The Corporation provides credit to many small and medium-sized businesses. Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees. Additionally, PPP loans are included in this category resulting in the commercial and industrial loans increasing to $97.9 million at December 31, 2020, a $39.9 million, or 68.8% increase, from the $58.0 million at December 31, 2019. As of December 31, 2020, the Corporation had total PPP loans of $48.0 million, representing the full amount of annual growth in the commercial and industrial loan category. Outside of PPP loans, the remaining loans in this category actually experienced a decline in 2020.

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

ENB FINANCIAL CORP
Management’s Discussion and Analysis

total risk-based capital for construction and development loans, and 300% of risk-based capital for total CRE loans. There are nine categories of CRE loans by definition; however the Corporation only has seven of those types.

The following chart details the Corporation’s CRE loans as of December 31, 2020 and December 31, 2019.

CRE SUMMARY BY CATEGORY
(DOLLARS IN THOUSANDS)	December 31,
	2020		2019
	Total		Total
	Committed	Risk-Based	Committed	Risk-Based
	Loan Amount	Capital	Loan Amount	Capital
CRE Description	$	%	$	%
Land Development Loans	673	0.4	2,074	1.7
1-4 Family Residential Construction Loans	1,168	0.8	1,731	1.4
Commercial Construction Loans	22,248	14.5	19,550	15.6
Other Land Loans	—	—	—	—
Multi-Family Property	9,391	6.1	8,428	6.7
Nonfarm, Nonresidential Property	43,598	28.3	22,021	17.6
Unsecured Loans to Developers	603	0.4	853	0.7
	77,681	50.5	54,657	43.7

Corporation's Risk-Based Capital	153,801		124,970

The Corporation’s level of CRE loans is low relative to other financial institutions in its peer group and as a percentage of risk-based capital, with 50.5% as of December 31, 2020. Management does not believe the Corporation’s CRE profile will change significantly during 2021. Management is closely monitoring all CRE loan types to be able to determine any negative trends that may occur. Management does internally monitor the delinquencies and risk ratings of these loans on a monthly basis and has established internal policy guidelines to restrict the amount of each of the above seven types of CRE loans as a percentage of capital. As of December 31, 2020, the Corporation was well under internal guidelines for all of the above CRE loan types.

The consumer residential real estate category represents the largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $339.3 million on December 31, 2019, to $345.6 million on December 31, 2020, a 1.9% increase. This category includes closed-end fixed rate or adjustable rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged close to 40% of total loans. In 2019, this percentage was 45.1%, and in 2020 it decreased to 42.0% due to the increase in the portfolio from the PPP loan originations. Management expects the consumer residential real estate category to increase in 2021 due to a continued effort to increase mortgage volume.

The first lien 1-4 family mortgages increased by $4.9 million, or 1.9%, from December 31, 2019, to December 31, 2020. These first lien 1-4 family loans made up 76.3% of the residential real estate total as of December 31, 2020, and 76.2% as of December 31, 2019. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. During 2020, mortgage production increased 63.2% over the prior year.  The Corporation experienced increases in both portfolio and secondary market production. The percentage of mortgage originations that went into the Corporation’s held for investment mortgage portfolio decreased to 55% compared to 61% in 2019. Market conditions were favorable throughout the year, in combination with an increase in held for sale mortgage production. Gains on the sale of mortgages increased by 202.2% in 2020 compared to 2019. The low interest rate environment did lead to an incremental increase in refinance activity; 32% of volume in 2020 was purchase, 19% was residential construction lending, and 49% was refinance activity. The volume of mortgage production in 2020 led to a 4.9% increase in growth of the held for investment residential loan portfolio and a 52.3% increase in the servicing on behalf of others portfolio, with mortgage servicing rights growing to over $1 million.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

As of December 31, 2020, the remainder of the residential real estate loans consisted of $10.7 million of fixed rate junior lien home equity loans, and $71.3 million of variable rate home equity lines of credit (HELOCs). This compares to $9.8 million of fixed rate junior lien home equity loans, and $70.8 million of HELOCs as of December 31, 2019. Therefore, combined, these two types of home equity loans increased from $80.6 million to $82.0 million, an increase of 1.7%.

Consumer loans not secured by real estate represent a very small portion of the Corporation’s loan portfolio, accounting for 0.6% of total loans as of December 31, 2020, and 0.7% of loans at December 31, 2019. In recent years, homeowners have turned to equity in their homes to finance cars and education rather than traditional consumer loans for those expenditures. Due to the credit crisis that occurred in 2008 and 2009, specialized lenders began pulling back on the availability of credit and more favorable credit terms. The underwriting standards of major financing and credit card companies began to strengthen in the past few years after years of lower credit standards. This led consumers to seek unsecured credit away from national finance companies and back to their bank of choice. Management has seen the need for additional unsecured credit increase; however, this increased need for credit has only resulted in low levels of additional consumer loans for the Corporation. Slightly higher demand for unsecured credit is being offset by principal payments on existing loans. Management anticipates that the Corporation’s level of consumer loans will likely be relatively unchanged in the near future, as the need for additional unsecured credit in an environment of slow economic growth is generally being offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Management anticipates that the loan portfolio composition will remain largely the same in 2021 outside of the recent trend of consumer real estate loans slowly increasing as a percentage of the loan portfolio and the commercial and industrial loan segment decreasing due to the forgiveness of PPP loans. Commercial real estate and consumer real estate are the largest two segments of the portfolio with each accounting for over 40% of the portfolio over the last four years. The commercial real estate segment grew faster than the consumer real estate segment in 2020 but this could change in 2021 with a renewed focus on growing the held-for-investment residential real estate sector of the loan portfolio. The economic conditions that prevailed in 2019 and 2020, were more favorable to originating commercial real estate loans than consumer real estate loans. In 2019, management expanded the Corporation’s geographic outreach in terms of marketing 1-4 family residential mortgages, which allowed these loans to grow despite an overall slowing of economic activity. Additionally, the three Federal Reserve rate decreases in the second half of 2019 and two decreases in the first half of 2020 elevated the amount of mortgage activity. Economic conditions appeared to be weakening in late 2019, which began to impact the growth rate of commercial real estate loans. This impact is expected to continue into 2021, with further slowing of commercial loan growth. Outside of these two large loan segments, the Corporation’s commercial and industrial segment increased in 2020 due to the PPP loans and would be expected to decrease as a percentage of the total loan portfolio in 2021 as many of these loans are forgiven. The Corporation’s small unsecured consumer loan portfolio is expected to remain under 1% of the total loan portfolio in 2021. Management is still aggressively pursuing loan growth with a focus on residential and commercial real estate, and agriculture lending. Management believes the Corporation is well positioned for 2021 with a very strong brand image and history of expertise in these areas, however, the growth obtained will be highly dependent on economic conditions and competitive forces.

The following tables show the maturities for the loan portfolio as of December 31, 2020, by time frame for the major categories, and also the loans, which are floating or fixed, maturing after one year.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

LOAN MATURITIES

(DOLLARS IN THOUSANDS)

		Due After
		One Year
	Due in One	Through	Due After
	Year or Less	Five Years	Five Years	Total
	$	$	$	$
Commercial real estate
Commercial mortgages	4,490	14,414	123,794	142,698
Agriculture mortgages	10,083	5,110	160,812	176,005
Construction	1,103	2,249	20,089	23,441
Total commercial real estate	15,676	21,773	304,695	342,144

Consumer real estate
1-4 family residential mortgages	5,048	8,975	249,546	263,569
Home equity loans	4,820	1,308	4,580	10,708
Home equity lines of credit	11	2,446	68,833	71,290
Total consumer real estate	9,879	12,729	322,959	345,567

Commercial and industrial
Commercial and industrial	19,329	73,822	4,745	97,896
Tax-free loans	—	2,836	8,113	10,949
Agriculture loans	11,328	7,758	1,279	20,365
Total commercial and industrial	30,657	84,416	14,137	129,210

Consumer	1,724	3,309	122	5,155
Total amount due	57,936	122,227	641,913	822,076

FIXED AND FLOATING RATE LOANS DUE AFTER ONE YEAR

(DOLLARS IN THOUSANDS)

		Floating or
	Fixed Rates	Adjustable Rates	Total
	$	$	$

Commercial real estate
Commercial mortgages	27,889	110,319	138,208
Agriculture mortgages	5,022	160,900	165,922
Construction	2,701	19,637	22,338
Total commercial real estate	35,612	290,856	326,468

Consumer real estate
1-4 family residential mortgages	95,727	162,794	258,521
Home equity loans	3,554	2,334	5,888
Home equity lines of credit	10,158	61,121	71,279
Total consumer real estate	109,439	226,249	335,688

Commercial and industrial
Commercial and industrial	72,937	5,630	78,567
Tax-free loans	6,113	4,836	10,949
Agriculture loans	7,879	1,158	9,037
Total commercial and industrial	86,929	11,624	98,553

Consumer	3,431	—	3,431

Total amount due	235,411	528,729	764,140

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

Out of all the loans due after one year, 30.8% are fixed-rate loans as of December 31, 2020. These loans will not reprice to a higher or lower interest rate unless they mature or are refinanced by the borrower. Floating or adjustable rate loans reflect different types of repricing. Approximately 23% of the $528.9 million of loans due after one year are true floating loans. These loans are tied to the Prime rate and will reprice when the Prime rate changes. For commercial customers, generally all pass credits have been granted access to the Prime rate since 2011. However, a number of the Corporation’s business and commercial Prime-based loans have been priced at levels above the Prime rate due to the credit standing of the borrower. In terms of consumer real estate loans utilizing the Prime rate for pricing, the most common rate is Prime; however, the Corporation now utilizes risk-based pricing which causes HELOCs to be priced at various multiples of the Prime rate. Outside of a six-month introductory rate, the majority of the Corporation’s HELOCs were priced at 3.00% and 3.25% as of December 31, 2020. The other 77% of the Corporation’s floating or adjustable loans due after one year are adjustable in nature and will reprice at a predetermined time in the amortization of the loan. These loans are mostly real estate commercial loans.

As of December 31, 2019, 24% of the $518.5 million of floating or adjustable loans due after one year were true floating rate loans that could reprice immediately, with the other 76% being adjustable after an initial fixed rate period. The percentage of loans that can reprice immediately decreased from 24% as of December 31, 2019, to 23% as of December 31, 2020. This decrease was a function of more consumers fixing their loans during 2020. True floating rate loans that would immediately reprice according to changes in the Prime rate are favorable in reducing the Corporation’s total exposure to interest rate risk and fair value risk should interest rates increase. It is likely the borrowing habits of commercial borrowers will change if the Fed raises rates in the near term. More commercial customers will desire to lock into an initial fixed interest rate period to avoid future rate increases. However, if the customer perceives rates will remain low for an extended period of time or even decrease further, there is a greater likelihood that borrowers will opt for variable rate loans in order to get the best available pricing.

For more details regarding how the length of the loan portfolio and its repricing affects interest rate risk, please see Item 7A Quantitative and Qualitative Disclosures about Market Risk.

Non-Performing Assets

Non-performing assets include:

•	Non-accrual loans
•	Loans past due 90 days or more and still accruing
•	Troubled debt restructurings
•	Other real estate owned

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	December 31,
	2020	2019	2018	2017	2016
	$	$	$	$	$

Non-accrual loans	725	1,984	1,833	393	721
Loans past due 90 days or more and still accruing	1,373	821	397	440	384
Troubled debt restructurings, non-performing	—	1,157	—	245	—
Total non-performing loans	2,098	3,962	2,230	1,078	1,105

Other real estate owned	—	—	—	—	—

Total non-performing assets	2,098	3,962	2,230	1,078	1,105

Non-performing assets to loans	0.25%	0.53%	0.32%	0.18%	0.20%

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Non-performing assets decreased by $1,864,000, or 47.0%, from December 31, 2019, to December 31, 2020, primarily as a result of decreases in non-accrual loans, and troubled debt restructurings. Several large non-accrual loans were paid off in 2020 resulting in the decline in balance of these loans. Additionally, there were no non-performing TDR loans as of December 31, 2020. There were two non-performing TDR loans as of December 31, 2019. The first, an agricultural mortgage of $718,000 had cash flow difficulties and a modification in payment terms was made to allow annual interest and principal payments. The second TDR loan was a $439,000 real estate secured loan with a payment modification made in the form of granting a nine-month interest-only payment. This second TDR loan was both non-accrual and TDR. For this above non-performing chart the $439,000 real estate loan is listed under TDR loans. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender.

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

As of December 31, 2020, there were three loans to three unrelated borrowers totaling $725,000 on non-accrual compared to seven loans to four unrelated borrowers totaling $1,984,000 as of December 31, 2019. The largest non-accrual relationship at December 31, 2020, was a commercial loan to a single borrower with a balance of $469,000.

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

As of December 31, 2020 and 2019, the Corporation had no properties classified as other real estate owned (OREO). Expenses related to OREO are included in other operating expenses and gains or losses on the sale of OREO are included in other income on the Consolidated Statements of Income.

Total delinquencies include loans 30 to 59 days past due, loans 60 to 89 days past due, loans 90 days or more past due and still accruing, and non-accrual loans. Total delinquencies as a percentage of total loans decreased from 0.91% as of December 31, 2019, to 0.34% as of December 31, 2020. The level of non-performing loans in total remains low compared to the Corporation’s peer group. The potential for significant losses related to delinquent loans is difficult to predict as actual charge-offs are dependent on more than the level of delinquency. Management does view that the levels of delinquency, as well as net charge-offs, could increase going forward if economic conditions worsen for borrowers or as the Corporation’s loan portfolio continues to grow. However, management currently does not expect the overall level of delinquencies to change materially in 2021.

Allowance for Credit Losses

The allowance for credit losses is established to cover any losses inherent in the loan portfolio. Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for credit losses. This calculation is based upon a systematic methodology for determining the allowance for credit losses in accordance with U.S. generally accepted accounting principles. The calculation includes estimates and is based upon losses inherent in the loan portfolio. The calculation, and detailed analysis supporting it, emphasizes the level of delinquent, non-performing and classified loans. The allowance calculation includes specific provisions for non-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses. Based on the quarterly loan loss calculation, management will adjust the allowance for credit losses through the provision as necessary. Changes to the allowance for credit losses during the year are primarily affected by three events:

•	Charge off of loans considered not recoverable
•	Recovery of loans previously charged off
•	Provision or credit for loan losses

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The Corporation’s strong credit and collateral policies have been instrumental in producing a favorable history of loan losses. While many financial institutions experienced a pattern of an escalation of allowance for credit losses after the financial crisis, then followed with reductions to the allowance in the form of credit provisions, the Corporation generally lagged this trend. This was due to a steady decline of the Corporation’s classified assets, delinquencies and non-performing loans. It took a longer period to bring the allowance back down to levels supported by the quarterly allowance for credit loss calculation. However, in recent years, the Corporation has recorded more normal levels of provision expenses in order to account for the growth in the loan portfolio as well as make adjustments for increasing levels of delinquencies and classified loans.

The Allowance for Credit Losses table below shows the activity in the allowance for credit losses for each of the past five years. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for credit losses as a percentage of total loans.

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	December 31,
	2020	2019	2018	2017	2016
	$	$	$	$	$

Balance at January 1,	9,447	8,666	8,240	7,562	7,078
Loans charged off:
Commercial real estate	(45)	(122)	(223)	(200)	—
Consumer real estate	—	—	(20)	—	—
Commercial and industrial	(23)	(63)	(110)	(89)	(23)
Consumer	(20)	(26)	(27)	(28)	(31)
Total charge-offs	(88)	(211)	(380)	(317)	(54)

Recoveries of loans previously charged off:
Commercial real estate	11	170	72	—	—
Consumer real estate	—	1	—	20	10
Commercial and industrial	4	48	66	24	193
Consumer	3	3	8	11	10
Total recoveries	18	222	146	55	213
Net loans recovered (charged off)	(70)	11	(234)	(262)	159
Provision charged to operating expense	2,950	770	660	940	325
Balance at December 31,	12,327	9,447	8,666	8,240	7,562

Net (charge-offs) recoveries as a %
of average total loans outstanding	(0.01)	0.00	(0.04)	(0.05)	0.03

Allowance at year end as a % of total loans	1.50	1.25	1.25	1.38	1.32

Charge-offs for the year ended December 31, 2020, were $88,000, compared to $211,000 for the same period in 2019. In 2020, the Corporation charged off a commercial real estate loan for $45,000, a commercial and industrial loan for $23,000, and several smaller consumer loans. In 2019, the Corporation charged off a commercial real estate loan and a commercial and industrial loan to one borrower totaling $164,000 and several smaller amounts related to consumer loans. The Corporation’s level of charge-offs are very low when compared to the national uniform bank performance peer group of banks between $1 billion and $3 billion of asset size. Outside of these commercial charge-offs, the other charge-offs represent a fairly typical level of consumer and small business loan charge-offs that would result from management charging off unsecured debt over 90 days delinquent with little likelihood of recovery. The small amount of recoveries in 2020 represent small-balance recoveries on previously charged-off loans. Recoveries were higher in 2019 as the Corporation recovered $128,000 related to one real estate secured loan relationship and smaller amounts related to other loans.

During 2020, the Corporation recorded provision expense of $2,950,000 compared to $770,000 during 2019. The provision is used to increase or decrease the allowance for credit losses to a level considered adequate to provide for losses inherent in the loan portfolio. Provision expense grew in 2020 primarily due to significant loan portfolio growth and uncertain financial consequences due to COVID-19 and the forward economic outlook. Management heavily

ENB FINANCIAL CORP
Management’s Discussion and Analysis

utilizes loan ratings in the allowance for credit loss calculation. From December 31, 2019 to December 31, 2020, there was a $2.0 million, or 8.6% decrease, in substandard loans, which are considered classified loans and receive the highest degree of attention from management due to identified weaknesses. Substandard loans have a larger impact to the allowance for credit loss calculation due to the increased likelihood of further credit deterioration. Special mention loans increased $7.3 million, from $7.3 million at December 31, 2019, to $14.6 million at December 31, 2020. Special mention loans, while not considered classified loans, do receive more scrutiny than a standard pass grade commercial loan and are assigned higher allocations for loan losses due to their status. All of the Corporation’s substandard and special mention borrowers will be reassessed as final 2020 financial information is received in early 2021.

The allowance as a percentage of total loans represents the portion of the total loan portfolio for which an allowance has been provided. For the five-year period from 2016 through 2020, the Corporation maintained an allowance as a percentage of loans in a range between 1.25% and 1.50%. The composition of the Corporation’s loan portfolio has not changed materially from 2019 to 2020, and management views the overall risk profile of the portfolio to be increasing due to the economic impact of COVID-19. Management will continue to increase or decrease the allowance as a percentage of total loans based on the quarterly calculation of the allowance for credit losses. Any increases are based on the need to allocate additional amounts based on estimated credit losses inherent in the current portfolio, utilizing historical and projected credit losses and levels of qualitative and quantitative risks that are appropriate based on the current credit environment. The Corporation’s allowance for credit losses as a percentage of loans will likely remain relatively unchanged throughout 2021.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period. The Corporation has historically experienced very low net charge-off percentages due to conservative credit practices. In 2020, recoveries totaled $18,000 and net charge-offs represented 0.01% of average total loans outstanding.

The following table provides the allocation of the Corporation’s allowance for credit losses by major loan classifications. The percentage of loans indicates the percentage of the loan portfolio represented by the indicated loan type.

ALLOCATION OF RESERVE

(DOLLARS IN THOUSANDS)

	December 31,
	2020		2019		2018		2017		2016
		% of		% of		% of		% of		% of
	$	Loans	$	Loans	$	Loans	$	Loans	$	Loans

Real estate	9,778	83.7	7,174	86.6	6,704	83.6	5,915	85.5	5,447	85.7
Commercial and industrial	1,972	15.7	1,784	12.7	1,428	15.1	1,829	13.6	1,552	13.5
Consumer	52	0.6	41	0.7	103	1.3	98	0.9	82	0.8
Unallocated	525	—	448	—	431	—	398	—	481	—
Total allowance for loan losses	12,327	100.0	9,447	100.0	8,666	100.0	8,240	100.0	7,562	100.0

Real estate loans represent 83.7% of total loans with 79.3% of the allowance covering these loans. Real estate secured loans have historically experienced lower losses than non-real estate secured loans, accounting for the difference. The combined consumer and business real estate portion of the loan portfolio increased by $36.7 million, or 5.6%, from December 31, 2019, to December 31, 2020 causing an additional $2,604,000 to be placed in the allowance for these loans.

Commercial and industrial loans not secured by real estate have historically experienced higher loan losses as a percentage of balances and therefore require a larger relative percentage of the reserve. The reserve allocated to these loans has increased and decreased in recent years, but has not changed significantly as a percentage of total loans. For 2020, the dollar amount of allocation for commercial and industrial loans increased by $188,000, or 10.5%, with this allocation accounting for 16.0% of the total allowance as of December 31, 2020, compared to 18.9% of the total allowance as of December 31, 2019. As of December 31, 2020, commercial and industrial loans make up 15.7% of all loans. The increase in the commercial and industrial allocation is also a reflection of the higher level of risk taken on in this category of loans.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

The amount of allowance allocated to consumer loans has always been very small as generally consumer loans more than 90 days delinquent are charged off. The amount of allowance allocated to consumer loans and personal loans is based on historical losses and qualitative factors.

The $525,000 unallocated portion of the allowance as of December 31, 2020, increased slightly from the balance at the end of 2019, but the unallocated portion as a percentage of the total allowance decreased from 4.7% at December 31, 2019, to 4.3% at December 31, 2020.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $273,000, or 1.1%, to $24,760,000 on December 31, 2020, from $25,033,000 as of December 31, 2019. During 2020, capital investments were made by the Corporation in various small projects and normal ongoing capital needs. However, the new investments were more than offset by depreciation of the existing premises and equipment. In 2020, $1,063,000 of new investments were made in premises and equipment, while the Corporation recorded $1,336,000 of accumulated depreciation on existing assets, resulting in the decrease in net premises and equipment during the year. The Corporation had $385,000 in construction in process at the end of 2020 compared to $104,000 at the end of 2019. These balances consisted of amounts for small projects or equipment not yet placed in service as of each year-end. For further information on fixed assets refer to Note D to the Consolidated Financial Statements.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) of Pittsburgh and Atlantic Community Bankers Bank (ACBB). The Corporation’s $6,107,000 of regulatory stock holdings as of December 31, 2020, consisted of $5,919,000 of FHLB of Pittsburgh stock, $151,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding borrowings from FHLB. Excess stock is typically repurchased from the Corporation on a quarterly basis at par if outstanding borrowings decline to a predetermined level. The FHLB also pays a quarterly dividend on the outstanding shares held by the Corporation. The FHLB’s quarterly dividend yield was 5.75% annualized on activity stock and 2.50% annualized on membership stock as of December 31, 2020. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding. Management’s strategy in terms of future use of FHLB borrowings is addressed under the Borrowings section of this Management’s Discussion and Analysis.

Bank-Owned Life Insurance (BOLI)

The Corporation owned life insurance with a total recorded cash surrender value (CSV) of $29,646,000 on December 31, 2020, compared to $28,818,000 on December 31, 2019. The Corporation holds two distinct BOLI programs. The first, with a CSV of $5,177,000, was the result of insurance policies taken out on directors of the Corporation electing to participate in a directors’ deferred compensation plan. The program was designed to use the insurance policies to fund future annuity payments as part of a directors’ deferred compensation plan that permitted deferral of Board pay from 1979 through 1999. The plan was closed to entry in 1999, when directors were no longer provided the option of deferring their Board pay. The Corporation pays the required premiums for the policies and is the owner and beneficiary of the policies. The life insurance policies in the plan generally have annual premiums; however, the premium payments are not required after the first five years.

The second BOLI plan was originated in 2006 when life insurance was first taken out on a select group of the Corporation’s officers. The additional income generated from this BOLI plan is to assist in offsetting the rising cost of benefits currently being provided to all employees. The most recent BOLI investment was a $2.5 million investment

ENB FINANCIAL CORP
Management’s Discussion and Analysis

made in December of 2017. The CSV for this plan was $24,469,000 as of December 31, 2020, compared to $23,838,000 at December 31, 2019. The CSV increase of $631,000 during 2020 was the result of the internal return generated from these policies net of the cost of insurance. The Corporation purchased whole life policies for this BOLI plan and is the owner and beneficiary of the policies.

Deposits

The Corporation’s total ending deposits increased $278.7 million, or 28.6%, from $974.1 million on December 31, 2019, to $1.3 billion on December 31, 2020. Customer deposits are the Corporation’s primary source of funding for loans and investments. In recent years the economic weakness and volatile performance of the stock market and other types of investments like real estate led customers back to banks as safe places to invest money, in spite of historically low interest rates. In 2020, deposits increased significantly in most categories of core deposit accounts as a direct result of the PPP loan funding process as many customers applied for PPP loans with the approved funds deposited directly into their ENB deposit accounts. In addition, customer spending patterns have changed throughout the COVID-19 pandemic with government aid helping to financially support individuals and businesses and customers spending less and saving more. With the decrease in rates that occurred during 2020, customer deposits increased with few options in the market to earn any higher return. Customers view demand deposit, money market and savings accounts as the safest, most convenient place to maintain funds for maximum flexibility. Management believes deposit balances may continue to increase through 2021, but at a much slower pace than 2020.

The Deposits By Major Classification table, shown below, provides the average balances and rates paid on each deposit category for each of the past three years. The average 2020 balance carried on all deposits was $1.1 billion, compared to $936.9 million for 2019. This represents an increase of 15.7% on average deposit balances. The increase in average deposit balances from 2018 to 2019 was 7.2%. Average balances provide a more accurate picture of growth in deposits because deposit balances can vary throughout the year. In addition, the interest paid is based on average deposit balances carried during the year calculated on a daily basis.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

Average balances and average rates paid on deposits by major category are summarized as follows:

	December 31,
	2020		2019		2018
	$	%	$	%	$	%

Non-interest bearing demand	435,495	—	340,130	—	322,733	—
Interest-bearing demand	39,116	0.20	22,215	0.52	20,079	0.35
NOW accounts	107,104	0.11	91,710	0.36	88,219	0.24
Money market deposit accounts	133,059	0.24	142,639	0.86	104,739	0.25
Savings accounts	242,572	0.03	204,178	0.05	196,392	0.05
Time deposits	126,742	1.24	136,075	1.30	142,125	1.00
Total deposits	1,084,088		936,947		874,287

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Fees
•	Strength of the financial institution
•	Permanence of the financial institution
•	Possible risks associated with other investment opportunities
•	Current rates paid on deposits compared to financial competition

The Corporation has been a stable presence in the market area and offers convenient locations, relatively low service fees, and competitive interest rates because of a strong commitment to the customers and the communities that it serves. Management has always priced products and services in a manner that makes them affordable for all customers. This, in turn, creates a high degree of customer loyalty, which has provided stability to the deposit base. In 2020, deposit growth

ENB FINANCIAL CORP
Management’s Discussion and Analysis

increased substantially as a direct result of PPP funding and the change in customer’s spending habits during the uncertain economic environment brought on by COVID-19. Due to limited safe investment options outside of banks, the Corporation saw customers bring deposit funds back to regular core checking and savings accounts in an effort to provide safety and financial flexibility. The deposit growth experienced throughout 2020 was far in excess of any prior annual deposit growth rate. The Corporation also continues to generally benefit from the customers’ preference to conduct business with a smaller financial institution versus a larger institution.

The average balance of the Corporation’s core deposits, including non-interest bearing demand deposits, interest-bearing demand deposits, NOW accounts, MMDA accounts, and savings accounts, grew $156.5 million, or 19.5%, since December 31, 2019. Interest rates had decreased significantly throughout 2020 with the drop in overnight rates. Management believes that throughout 2020 customers were sitting on more liquidity as a matter of prudence to position to invest at a later point when rates rise and the economy stabilizes. The safety of FDIC-insured funds and immediate access to funds in a low interest rate environment was more of a priority to customers than interest rates.

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

In 2020, time deposits declined in both dollars and as a percentage of the Corporation’s deposits with the average balance decreasing by $9.3 million, or 6.9%, compared to 2019 average balances. This is a function of the interest rate environment and the relatively small difference between time deposit rates and interest bearing demand deposit and money market fund rates. The consumer weighs the benefit of the higher rate versus the inability to gain access to the time deposit funds until the maturity date. If rates remain low throughout 2021, there is a likelihood that the consumer will continue to keep funds in checking and savings accounts and fewer funds in time deposits as the interest rate differential is not significant enough to warrant locking up the funds for a set term. If market rates were to increase, the less willingness there will be for consumers to be content in low or non-interest bearing deposit accounts which could cause an increase in time deposit balances or a move to alternative investment options outside of deposits. A portion of the decrease in time deposit balances from 2019 to 2020 can also be attributed to customers redeploying their time deposits into other competing financial institutions that have different pricing strategies. A reduction in time deposits has worked in concert with management’s asset liability plan for a better mix of core deposits relative to time deposits. Management was willing to see a decline in time deposit balances as the most expensive source of funding for the Corporation.

Management follows a disciplined pricing strategy with regard to time deposit funds desiring not to pay materially above wholesale pricing levels. In this regard, if some elements of market competition prices materially above wholesale rates, management will not meet those pricing levels and will seek more cost effective wholesale funding opportunities.

As of December 31, 2020, time deposits over $100,000 made up 31.8% of the total time deposits. This compares to 31.6% on December 31, 2019. The total dollar amount of time deposits over $100,000 decreased $5.2 million, or 12.0%, from December 31, 2019 to December 31, 2020. Since time deposits over $100,000 are made up of relatively few customers with large dollar accounts, management monitors these accounts closely due to the potential for these deposits to rapidly increase or decrease. The following table provides the total amount of time deposits of $100,000 or more for the past three years by maturity distribution.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

(DOLLARS IN THOUSANDS)

	December 31,
	2020	2019	2018
	$	$	$

Three months or less	6,208	6,879	7,656
Over three months through six months	5,726	7,594	3,337
Over six months through twelve months	11,992	10,912	4,592
Over twelve months	13,894	17,601	21,998
Total	37,820	42,986	37,583

In order to meet future funding obligations, it is necessary to review the timing of maturity for large depositors, like the time deposits of $100,000 or more. The Corporation monitors all large depositors to ensure that there is a steady flow of maturities. As of December 31, 2020, the Corporation had a typical laddering of large time deposits; however the portfolio was more heavily weighted to time deposits maturing in less than twelve months. Longer term time deposits have declined as customers are not willing to lock in funds for longer terms at a time of historically low interest rates and with the uncertainty about future rate increases. For more information on liquidity management, refer to Item 7A Quantitative and Qualitative Disclosures about Market Risk. Additionally, for more information on the maturity of time deposits, see Note F to the Consolidated Financial Statements.

Borrowings

Total borrowings were $74.4 million as of December 31, 2020, and $78.1 million as of December 31, 2019. The Corporation had no short-term borrowings at December 31, 2020, and $200,000 of short-term borrowings as of December 31, 2019. Short-term borrowings are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly.

Typical long-term borrowings decreased to $54.8 million as of December 31, 2020, from $77.9 million as of December 31, 2019. The Corporation primarily uses Federal Home Loan Bank (FHLB) advances as the source for long-term borrowings. These borrowings are used as a secondary source of funding and to mitigate interest rate risk. Management will continue to analyze and compare the costs and benefits of borrowing versus obtaining funding from deposits as part of an asset liability strategy to obtain the most effective long term funding sources.

The decrease in long-term FHLB borrowing balances during the year related to management taking advantage of declining rates by prepaying FHLB advances in order to save on interest expense in future years. As of December 31, 2020, all the borrowings of FHLB were fixed-rate loans.

To limit the Corporation’s exposure and reliance on a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of the Corporation’s total assets. As of December 31, 2020, the Corporation was well within this policy guideline at 3.7% of asset size with $54.8 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of December 31, 2020, total borrowings from all sources amounted to 57.1% of the Corporation’s capital, well under the policy guideline. The Corporation has maintained FHLB borrowings and total borrowings within these guidelines throughout the year.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is $471.0 million as of December 31, 2020. The Corporation’s two internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

In addition to the long-term advances funded through the FHLB, on December 30, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes with a maturity date of December 30, 2030. These notes are non-callable for 5 years and carry a fixed interest rate of 4% per year for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of December 31, 2020, $12.5 million of funds were invested in the

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels. The Corporation maintains capital ratios well above those minimum levels and higher than the peer group average. The risk-weighted capital ratios are calculated by dividing capital by risk-weighted assets. Regulatory guidelines determine risk-weighted assets by assigning assets to a pre-defined risk-weighted category. The calculation of Tier I Capital to Risk-Weighted Assets includes an adjustment to remove the impact of the unrealized holding gains or losses on the Corporation’s securities portfolio, adjusted for taxes. The Tier II or Total Capital to Risk-Weighted Assets ratio has the same adjustment but adds back any allowances for credit losses thereby making this ratio higher than the Tier I Capital to Risk-Weighted Assets ratio. The new Common Equity Tier I Capital Ratio could include an adjustment to Tier I Capital for deferred tax items, but there was no adjustment for the Corporation as of December 31, 2020, 2019, or 2018, so the Common Equity Tier I Capital ratio was the same as the Tier I Capital ratio. See Notes I and M to the Consolidated Financial Statements for additional information on capital transactions.

The following table reflects the Corporation’s capital ratios compared to regulatory capital requirements for prompt corrective action.

REGULATORY CAPITAL RATIOS	Capital Ratios			Regulatory Requirements
	As of	As of	As of
	Dec. 31,	Dec. 31,	Dec. 31,	Adequately	Well
	2020	2019	2018	Capitalized	Capitalized

Total Capital to Risk-Weighted Assets	16.1%	14.5%	14.3%	8.0%	10.0%
Tier I Capital to Risk-Weighted Assets	12.8%	13.4%	13.2%	6.0%	8.0%
Common Equity Tier I Capital to Risk-Weighted Assets	12.8%	13.4%	13.2%	4.5%	6.5%
Tier I Leverage Capital to Average Assets	9.0%	9.9%	10.0%	4.0%	5.0%

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

On December 30, 2020, the Corporation issued $20 million of subordinated debt in order to support capital levels which had declined due to the sharp balance sheet growth that had occurred during 2020. The $20 million of subordinated debt qualifies as Tier 2 capital at the Holding Company level, but can be transferred to the Bank where it qualifies as Tier 1 Capital. As of December 31, 2020, $12.5 million of this subordinated debt funding was transferred down to the Bank to rebuild the Bank’s capital levels. The goal was to restore the Bank’s Tier 1 Leverage Ratio to approximately 9.75%, from approximately 8.85% as of November 30, 2020. As of December 31, 2020 the Bank’s Tier 1 Leverage Ratio stood at 9.83% while the Corporation’s Tier 1 Leverage Ratio was 9.0%. The Bank’s Tier 1 Leverage Ratio policy range is 9.5% to 12.0%. Tier 1 Capital levels at the Corporation level were not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the Corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $20 million subordinated debt issue. Most of the marked improvement in capital ratios occurred at the Bank level.

Total dividends paid to shareholders during 2020, were $3,573,000, or $0.64 per share, compared to $3,518,000, or $0.62 per share paid to shareholders during 2019. The Corporation uses current earnings and available retained earnings to pay dividends. The Corporation views the dividend as a capital management tool in addition to being a key element of the shareholder’s return. The Corporation’s dividend ratio will vary based on both earnings and capital levels, however management generally desires the dividend payout ratio to be approximately 30% to 35% of earnings over the long term. For 2020, the dividend payout ratio was 29.1%. This ratio on the lower end of the desired range was due to the higher earnings recorded in 2020. The Corporation anticipates that the payout ratio for 2021 will be close to 30%. While the Bank’s capital levels have been restored to management’s desired levels, the Corporation’s equity to capital ratio and the Tier 1 Leverage Capital ratio remain low from a historical standpoint, due to the very high growth of assets

ENB FINANCIAL CORP
Management’s Discussion and Analysis

in 2020. Management anticipates a much slower asset growth rate in 2021, which should allow for the Corporation’s equity to capital and Tier 1 Leverage Capital ratios to slowly increase.

The amount of unrealized gain or loss on the Corporation’s securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the Corporation’s balance sheet. The change in unrealized holding gain or loss that occurred during 2020 is shown on the Corporation’s Consolidated Statements of Comprehensive Income, along with a reclassification adjustment for losses included in the current year’s income. The Corporation’s Consolidated Statements of Comprehensive Income shows the impact of changes in unrealized gains and losses during the year on the Corporation’s net income to arrive at net comprehensive income or loss.

In terms of the Corporation’s balance sheets, an unrealized gain increases capital while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of December 31, 2020, the Corporation showed unrealized gains, net of tax, of $7,958,000, compared to unrealized gains of $1,600,000 as of December 31, 2019. The changes in unrealized gains or losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

On July 1, 2008, ENB Financial Corp was formed. The retirement of all treasury shares was required as part of the formation of ENB Financial Corp. As a result, management needed treasury shares to be utilized for the existing Employee Stock Purchase Plan and Dividend Reinvestment Plan. Therefore, on August 14, 2008, the Board authorized a stock buyback plan for the purchase of up to 140,000 shares of common stock for corporate purposes. A total of 133,290 shares were purchased under this plan before it was superseded by a new plan. On June 17, 2015, the Board of Directors of ENB Financial Corp announced the approval of another new plan to purchase, in open market and privately negotiated transactions, up to 140,000 shares of its outstanding common stock. A total of 64,935 shares of treasury stock were purchased under this plan before it was superseded by a new plan. On February 20, 2019, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 200,000 shares of its outstanding common stock. A total of 176,669 shares of treasury stock were purchased under this plan before it was superseded by a new plan. On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 200,000 shares of its common stock. The first purchase of common stock under this plan occurred on October 23, 2020. By December 31, 2020, a total of 10,000 shares were repurchased at a total cost of $187,000, for an average cost per share of $18.70.

Contractual Cash Obligations

The Corporation has a number of contractual obligations that arise from the normal course of business. The following table summarizes the contractual cash obligations of the Corporation as of December 31, 2020, and shows the future periods in which settlement of the obligations is expected. The contractual obligation numbers below do not include accrued interest. Refer to Note O to the Consolidated Financial Statements referenced in the table for additional details regarding these obligations.

CONTRACTUAL OBLIGATIONS

(DOLLARS IN THOUSANDS)

	Less than	1-3	4-5	More than
	1 year	years	years	5 years	Total
	$	$	$	$	$

Time deposits (Note F)	68,116	27,859	23,113	—	119,088
Borrowings (Notes G and H)	—	24,400	49,991	—	74,391
Operating Leases	204	322	248	20	794

Total contractual obligations	68,320	52,581	73,352	20	194,273

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the liquidity section to follow, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of December 31, 2020. For further details regarding off-balance sheet arrangements, refer to Note O to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

December 31,
2020
$
Commitments to extend credit:
Revolving home equity loans	123,615
Construction loans	34,418
Real estate loans	89,477
Business loans	145,301
Consumer loans	1,348
Other	4,899
Standby letters of credit	8,485

Total	407,543

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

Allowance for Credit Losses

A material estimate that is particularly susceptible to significant change is the determination of the allowance for credit losses. Management believes that the allowance for credit losses is adequate and reasonable. The Corporation’s methodology for determining the allowance for credit losses is described in an earlier section of Management’s Discussion and Analysis. Given the very subjective nature of identifying and valuing credit losses, it is likely that well-informed individuals could make materially different assumptions and, therefore, calculate a materially different allowance amount. Management uses available information to recognize losses on loans; however, changes in economic conditions may necessitate revisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for credit losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

For discussion on credit risk, refer to the sections on non-performing assets, allowance for credit losses, Note C, and Note P to the Consolidated Financial Statements.

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

It is unlikely that maturing assets would equal maturing liabilities because, on the balance sheet, assets do not equal liabilities. For purposes of this analysis, $1.32 billion of assets mature in all time frames while $1.33 billion of liabilities mature in all time frames, resulting in a 99.3% cumulative maturity gap. While a cumulative maturity gap of 100% would indicate that the same amount of assets and liabilities are maturing within the specified period, this is very unlikely to occur within any time frame, or on a cumulative basis.

Gap ratios have been increasing for the Corporation throughout 2019 and 2020. The Corporation’s assets are shortening, with very high levels of cash and cash equivalents more than offsetting any additional length taken on in the securities and loan portfolio. Meanwhile the Corporation’s core deposit liabilities continue to model as long liabilities, while the complement of shorter term time deposits continue to decline. Management has also paid off all

ENB FINANCIAL CORP
Management’s Discussion and Analysis

the shorter term wholesale funding during 2020. These influences caused the Corporation’s average liabilities to further lengthen, which when combined with the Corporation’s shorter asset profile causes very high gap ratios.

The size and length of the Corporation’s core deposit liabilities provide the most extension in terms of lengthening the liabilities on the balance sheet. The length of the core deposits is significantly longer than the Corporation’s longest term deposits and wholesale borrowings. As of December 31, 2020, the Corporation had elevated cash levels due to excess liquidity as well as $35.5 million of short-term FHLB Discount Notes in the securities portfolio utilized to reduce the level of PA Shares Tax. These items caused a spike in the short-term gap ratios resulting in the six-month ratio of 323.0% and the one-year ratio of 232.8%. In a rising rate environment, having more assets maturing than liabilities is beneficial because those assets can be reinvested at higher yields. However, with the potential for an extended low-rate environment and flat yield curve, the Corporation has the ability to invest in longer-term assets at slightly higher yields now without putting undue pressure on the current gap ratios or future net interest income. Management anticipates that the gap ratios will decline as 2021 progresses.

The table below shows the six-month, one-year, three-year, and five-year cumulative gaps as of December 31, 2020, for the Bank, along with the cumulative maturity gap guidelines monitored by management. For the purposes of this analysis, core deposits without a specific maturity date are spread across all time periods based on historical behavior.

MATURITY GAP ANALYSIS

(DOLLARS IN THOUSANDS)

		More than	More than	More than
	Less than	6 months	1 year	3 years	More than
Maturity Gap	6 months	to 1 year	to 3 years	to 5 years	5 years
	$	$	$	$	$
Assets maturing	249,038	92,941	285,556	193,761	495,940
Liabilities maturing	77,091	69,781	191,716	173,641	814,609
Maturity gap	171,947	23,160	93,840	20,120	(318,669)
Cumulative maturity gap	171,947	195,107	288,947	309,067	(9,602)

Maturity gap %	323.0%	133.2%	148.9%	111.6%	60.9%

Cumulative maturity gap %	323.0%	232.8%	185.3%	160.3%	99.3%

Cumulative maturity gap % guideline	45% to 155%	60% to 140%	75% to 125%	85% to 115%

As of December 31, 2020, all cumulative maturity gap ratios were higher than the upper policy guideline. The six-month cumulative gap ratio was 323.0% as of December 31, 2020, higher than the upper guideline of 155%. The one-year, three-year, and five-year ratios were also higher than guidelines at 232.8%, 185.3%, and 160.3%, respectively, compared to guidelines of 140%, 125%, and 115%. Management will continue to monitor all gap ratios to ensure proper positioning for future interest rate cycles.

Management’s current position is to work towards lowering the cumulative maturity gap percentages in order to get them closer to the upper guidelines in preparation for an extended flat-rate rate environment. If interest rates do not increase in the near term, maintaining higher gap ratios would result in more assets maturing and repricing to rates lower than the average portfolio rates. This is referred to as repricing risk. Carrying high gap ratios in the current environment brings on an increased level of repricing risk, which impacts the Corporation’s interest income and margin. With potentially flat rates continuing throughout 2021, the risk of liabilities repricing to higher rates is minimal and Management anticipates having the ability to control deposit and borrowings costs and potentially achieving limited savings on the liability side.

It is likely that, should market interest rates rise in 2021, customer behavior patterns would change and deposits would become more rate sensitive with a greater portion potentially leaving the Corporation. These maturity gaps are closely monitored along with additional liquidity measurements discussed below. Management believes the probability of future Federal Reserve rate increases is good, but not immediate, driven by concerns of slower economic growth. Therefore, management no longer sees a need to maintain longer gap ratios above target ranges. It is expected that the gap ratios will decline in 2021. If short term rates do stabilize or decline again, management

ENB FINANCIAL CORP
Management’s Discussion and Analysis

would need to accelerate this strategy and work to bring down the maturity gap levels to protect against assets repricing to lower levels.

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

These measurements are designed to prevent undue reliance on outside sources of funding and ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of December 31, 2020, the Corporation was within guidelines for all of the above measurements.

Throughout 2020, with the very low interest rate environment, and economic concerns impacting consumer behavior, the Corporation saw extremely high rates of deposit growth which provided unusually high levels of liquidity on the balance sheet. The growth in the loan portfolio was at a much slower rate than deposit growth, so Management invested in the securities portfolio when it made sense from an asset yield perspective and held higher levels of cash throughout most of the year. Management had been carrying an average of approximately $30 million to $40 million of cash and cash equivalents on a daily basis throughout the early part of 2020, however the Corporation’s cash balances increased rapidly in the fourth quarter due to an historical increase in deposits. The sharp increase in deposits was attributed to a surge of stimulus funds arriving in the hands of consumers who were not deploying the funds. Most consumers were saving the funds as a reserve based on expected further economic uncertainly. As a result, cash balances reached $94.9 million by December 31, 2020. Management anticipates carrying higher than traditional cash levels throughout most of 2021, until it is better determined which direction short term rates will go.

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

For the interest rate sensitivity analysis and net portfolio value analysis shown below, results are based on a static balance sheet reflecting no projected growth from balances as of December 31, 2020, and December 31, 2019. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis of this sort to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. Management does run expected growth scenarios through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios, which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet.

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

Changes in Net Interest Income

The changes in net interest income reflect how much the Corporation’s net interest income would be expected to increase or decrease given a change in market interest rates. The changes in net interest income shown are measured over a one-year time horizon and assume an immediate rate change on the rate sensitive assets and liabilities. This is considered the more important measure of interest rate sensitivity due to the immediate effect that rate changes may have on the overall performance of the Corporation. The following table takes into consideration when financial instruments would most likely reprice and the duration of the pricing change. It is important to emphasize that the information shown in the table is an estimate based on hypothetical changes in market interest rates. In 2019 management was projecting for up to 300 basis points of upward rate movement, while projecting down rate scenarios to -150 basis points. In 2020, management moved to projecting rates-up 100, 200, and 300 basis points, and rates-down 25, 50, and 75 basis points, due to the unlikelihood of the Federal Reserve moving to a negative interest rate policy.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

CHANGES IN NET INTEREST INCOME

	2020	2019	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

300 basis point rise	4.7	10.0	(15.00)
200 basis point rise	3.4	5.5	(10.00)
100 basis point rise	2.1	1.9	(5.00)
Base rate scenario	—	—	—
25 basis point decline	0.2	—	(1.25)
50 basis point decline	(1.0)	(1.1)	(2.50)
75 basis point decline	(1.9)	—	(3.75)
100 basis point decline	—	(3.7)	(5.00)
150 basis point decline	—	(4.0)	(7.50)

This table shows the effect of an immediate interest rate shock over a one-year period on the Corporation's net interest income.

Base rate is the Prime rate.

The above analysis shows a slightly negative impact to the Corporation’s net interest income in the -50 and -75 down-rate scenarios. All up-rate scenarios show a positive impact. In the current rate environment, the amount of the Corporation’s assets repricing higher will be fairly large due to the amount of cash and variable rate loans and securities that will reprice immediately when Prime increases. These instruments will generally reprice up the full amount of the Federal Reserve’s rate increase. This is not the case on the liability side where it is typical for management to react slowly in increasing deposit rates. Even when deposit rates are increased, they are typically increased at a fraction of the increase in the Federal Funds rate. If interest rates were to rise, it would be expected that deposit rates will move upward, but more slowly than asset rates. In the event that interest rates would decline, the Corporation would have exposure to all maturing fixed-rate loans and securities that would reprice lower while most of the Corporation’s interest-bearing deposits could not be repriced any lower. The analysis above focuses on immediate rate movements, referred to as rate shocks, and measured over the course of one year. The Corporation’s model also has the ability to measure changes to net interest income given interest rate changes that occur more slowly over time. This type of modeling is referred to as “interest rate ramps,” where a set change in rates occurs over a period of time. If rates were to move upward slowly over the course of the next six months, the results are very close to the results using a rate shock.

In all rates-up scenarios, modeled net interest income increases, with more significant increases after rates have increased at least 200 basis points. All rates-up scenarios show slightly less benefit compared to the results as of December 31, 2019. When rates do go up, most assets with the ability to reprice off a key benchmark rate will generally reprice by the full amount of the Federal Reserve’s rate movement while liabilities will lag and reprice by a much smaller amount, i.e. only a proportion of the asset rate increases. But that proportion is expected to be slightly higher than in past rate cycles. Financial institutions are benefiting from a larger level of deposit balances as a result of the historically long and very low interest rate cycle and the change in customer behavior throughout 2020. This is often referred to as a surge of deposits with concern being that these deposits could leave banks once the overnight Federal Funds rate reaches higher levels. It is likely banks will have to react faster to market interest rate changes in the next rates-up cycle in order to retain most of the deposits that are currently on balance sheet. Importantly, management’s analysis continues to show that the Corporation should benefit when rates rise by achieving a larger increase in income associated with repricing assets than increased expense paid on repricing liabilities.

Additionally, the analysis shows that the Corporation’s net interest income would decrease if rates did decline. This results from several types of deposit products’ current offering rates being near the floor for pricing. For instance, savings accounts had an interest rate of 0.02% as of December 31, 2020. Management is only able to reduce the rate to zero; therefore, any reduction in the savings rate only benefits earnings to the magnitude of a 2-basis point rate decline. Meanwhile, if the Federal Reserve did decrease the overnight rate by 25 basis points, most of the Corporation’s commercial Prime-based loans and variable rate securities would decrease by the full 25 basis points, causing a net reduction to net interest income. It is unlikely that there will be any further downward rate movement as overnight rates are at their lows. However, should the rates be reduced further, management could hold off on reducing fixed rates on loans but would need to allow Prime-based loans to price off their contract terms. In this

ENB FINANCIAL CORP
Management’s Discussion and Analysis

manner, management influences customer behavior and encourages more variable rate loans, which would act to decrease the Corporation’s net interest income given lower interest rates and increase net interest income given higher interest rates.

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

The table below indicates the changes in the Corporation’s NPV as of December 31, 2020 and December 31, 2019. As part of the Asset Liability Policy, the Board of Directors has established risk measurement guidelines to protect the Corporation against decreases in the net portfolio value and net interest income in the event of the interest rate changes described below.

As of December 31, 2020, the Corporation was within guidelines for all up-rate scenarios but was outside of guidelines for the three down-rate scenarios. The positive impact of higher rates on both loans and securities was up from December 31, 2019. On the liability side of the Corporation’s balance sheet, the value of non-interest bearing deposit accounts only becomes more and more valuable as interest rates rise, which is reflected in NPV as a decrease in liabilities. These deposits have always been highly favorable in a rising rate environment as these balances are more valuable to the Corporation, representing a decrease in liabilities as interest rates rise. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts also provide more benefit to the Corporation when interest rates rise and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value. This improves the modeling of the Corporation’s fair value risk as the liability amounts decrease, causing the net present value or fair value of the Corporation’s balance sheet to increase. This was especially apparent throughout 2020 as the Corporation’s deposits grew at a very fast pace. The much higher complement of long modeling deposits caused the changes in net portfolio value to be more exaggerated in both the up and down-rate scnenarios as of December 31, 2020.

CHANGES IN NET PORTFOLIO VALUE

	2020	2019	Policy
	Percentage	Percentage	Guidelines
	Change	Change	%

300 basis point rise	31.2	19.2	(15.00)
200 basis point rise	26.8	17.6	(10.00)
100 basis point rise	17.7	12.1	(5.00)
Base rate scenario	—	—	—
25 basis point decline	(6.9)	—	(3.75)
50 basis point decline	(17.2)	(8.2)	(7.50)
75 basis point decline	(26.5)	—	(11.25)
100 basis point decline	—	(19.3)	(15.00)
150 basis point decline	—	(25.9)	(22.50)

This table shows the effect of an immediate interest rate shock on the net portfolio value of the Corporation's assets and liabilities.  Base rate is the Prime rate.

The results as of December 31, 2020, indicate that the Corporation’s net portfolio value would experience valuation gains in all up-rate scenarios with a gain of 17.7% in the rates-up 100 basis point scenario, and gains of 26.8% and 31.2%, in the rates-up 200 and 300 basis point scenarios, respectively. A valuation gain indicates that the value of the Corporation’s assets is declining at a slower pace than the decrease in the value of the Corporation’s liabilities.

ENB FINANCIAL CORP
Management’s Discussion and Analysis

Even though the Corporation has some longer-term assets such as residential mortgages and municipal securities which show declines in value as interest rates increase further, the large balances of core deposits more than offsets this fair value exposure of the longer-term assets. As the composition of the balance sheet changes throughout 2021, it is likely that the fair value analysis will show less positive change in the rates-up scenarios, given that management is moving toward longer assets and shorter liabilities. With potentially higher Treasury rates and a different mix of deposits or loans, fair value could experience more volatility. Based on past decay rate studies on the Corporation’s core deposits, management does not expect a material decline in core deposit accounts, including the non-interest bearing accounts, if short term interest rates do increase. The Corporation’s core deposits have been stable through a number of rate cycles.

The changes in net portfolio value do show exposure in the down-rate scenarios that is outside of policy guidelines. A valuation loss would indicate that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. While the down-rate scenarios that are modeled are currently unlikely, the analysis does show a valuation loss in all down-rate scenarios. In terms of a long-term view, and knowing that the direction of interest rates can change quickly, management has a longer term bias toward eventual Federal Reserve rate increases. Even outside of the interest rate environment, the Corporation’s exposure to valuation changes could change going forward if the mix of the Corporation’s deposits change, which would impact the average life of those deposits.

ENB FINANCIAL CORP

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements are set forth in this Annual Report of Form 10-K on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ENB Financial Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENB Financial Corp and subsidiary (the “Company”) as of December 31, 2020 and 2019; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with

U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL)

Description of the Matter

The Company’s loan portfolio totaled $822.1 million as of December 31, 2020, and the associated ALL was $12.3 million. As discussed in Notes A and C to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in levels of and trends in delinquencies, non-accruals and charge-offs, trends in the nature and volume of the loan portfolio, lending policies and procedures, experience, ability and depth of lending personnel and management oversight, national and local economic trends, concentration of credit, external factors, quality of loan review and Board oversight, and value of underlying collateral for the loan portfolios.

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.

Furthermore, concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause borrowers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained loan repayment shortfalls, significant loan delinquencies, foreclosures, declines in collateral values, and credit losses could result in, and significantly impact, the overall adequacy of the ALL. The extent of COVID-19’s effects on business, operations, or the global economy as a whole is highly uncertain and cannot be predicted, including the scope and duration of the pandemic, which increases the degree of subjectivity involved in estimating the related qualitative factors within the ALL.

How We Addressed the Matter in Our Audit

We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL, as well as the reliability of the data utilized to support management’s assessment.

Allowance for Loan Losses (ALL) (Continued)

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments, including the potential effect of COVID-19 on the adjustments.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, third-party macroeconomic data, and peer bank data and considered the existence of new or contrary information. We also compared the ALL to a range of historical losses to evaluate the ALL, including the reasonableness of qualitative adjustments. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports on loan customers affected by the COVID-19 pandemic and the supporting documentation for substantiating revisions to qualitative factors.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 2005.

Cranberry Township, Pennsylvania
March 23, 2021

ENB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	December 31,
	2020	2019
	$	$
ASSETS
Cash and due from banks	21,665	24,304
Interest-bearing deposits in other banks	73,274	16,749

Total cash and cash equivalents	94,939	41,053

Securities available for sale (at fair value)	476,428	308,097
Equity securities (at fair value)	7,105	6,708

Loans held for sale	3,029	2,342

Loans (net of unearned income)	823,370	753,618

Less: Allowance for credit losses	12,327	9,447

Net loans	811,043	744,171

Premises and equipment	24,760	25,033
Regulatory stock	6,107	7,291
Bank owned life insurance	29,646	28,818
Other assets	9,256	8,237

Total assets	1,462,313	1,171,750

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing	534,853	363,857
Interest-bearing	717,958	610,231

Total deposits	1,252,811	974,088

Short-term borrowings	—	200
Long-term debt	54,790	77,872
Subordinated debt	19,601	—
Other liabilities	4,895	2,902

Total liabilities	1,332,097	1,055,062

Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,566,230 as of 12/31/20
and 5,640,742 as of 12/31/19	574	574
Capital surplus	4,444	4,482
Retained earnings	120,670	111,944
Accumulated other comprehensive income net of tax	7,958	1,600
Less: Treasury stock cost on 172,884 shares as of 12/31/20
98,372 shares as of 12/31/19	(3,430)	(1,912)

Total stockholders' equity	130,216	116,688

Total liabilities and stockholders' equity	1,462,313	1,171,750

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2020	2019
	$	$
Interest and dividend income:
Interest and fees on loans	34,654	33,318
Interest on securities available for sale
Taxable	4,040	4,898
Tax-exempt	2,719	2,433
Interest on deposits at other banks	140	371
Dividend income	541	717

Total interest and dividend income	42,094	41,737

Interest expense:
Interest on deposits	2,139	3,551
Interest on borrowings	1,707	1,568

Total interest expense	3,846	5,119

Net interest income	38,248	36,618

Provision for loan losses	2,950	770
Net interest income after provision for loan losses	35,298	35,848

Other income:
Trust and investment services income	1,974	2,042
Service fees	2,662	2,744
Commissions	2,963	2,889
Gains on sale of debt securities, net	809	411
Gains (losses) on equity securities, net	(76)	88
Gains on sale of mortgages	5,850	1,936
Earnings on bank-owned life insurance	829	731
Other income	349	465

Total other income	15,360	11,306

Operating expenses:
Salaries and employee benefits	22,062	21,032
Occupancy	2,407	2,432
Equipment	1,196	1,172
Advertising & marketing	894	820
Computer software & data processing	3,148	2,637
Shares tax	1,060	930
Professional services	2,317	2,088
Other expense	2,990	2,522

Total operating expenses	36,074	33,633

Income before income taxes	14,584	13,521

Provision for federal income taxes	2,285	2,126

Net income	12,299	11,395

Earnings per share of common stock	2.20	2.01

Cash dividends paid per share	0.64	0.62

Weighted average shares outstanding	5,583,118	5,679,145

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2020	2019
	$	$

Net income	12,299	11,395

Other comprehensive income, net of tax:
Net change in unrealized gains:

Securities available for sale not other-than-temporarily impaired:

Unrealized gains arising during the period	8,854	9,624
Income tax effect	(1,857)	(2,021)
	6,997	7,603

Gains recognized in earnings	(809)	(411)
Income tax effect	170	86
	(639)	(325)

Other comprehensive income, net of tax	6,358	7,278

Comprehensive Income	18,657	18,673

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, December 31, 2018	574	4,435	104,067	(5,678)	(596)	102,802

Net income	—	—	11,395	—	—	11,395

Other comprehensive income net of tax	—	—	—	7,278	—	7,278
			—
Treasury stock purchased - 96,066 shares	—	—	—	—	(1,897)	(1,897)

Treasury stock issued - 31,744 shares	—	47	—	—	581	628

Cash dividends paid, $0.62 per share	—	—	(3,518)	—	—	(3,518)

Balances, December 31, 2019	574	4,482	111,944	1,600	(1,912)	116,688

Net income	—	—	12,299	—	—	12,299

Other comprehensive income net of tax	—	—	—	6,358	—	6,358
			—
Treasury stock purchased - 109,403 shares	—	—	—	—	(2,216)	(2,216)

Treasury stock issued - 34,891 shares	—	(38)	—	—	698	660

Cash dividends paid, $0.64 per share	—	—	(3,573)	—	—	(3,573)

Balances, December 31, 2020	574	4,444	120,670	7,958	(3,430)	130,216

See Notes to the Consolidated Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2020	2019
	$	$
Cash flows from operating activities:
Net income	12,299	11,395
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	2,580	3,494
Amortization of operating leases right-of-use assets	180	167
Increase in interest receivable	(778)	(14)
(Decrease) increase in interest payable	(196)	124
Provision for loan losses	2,950	770
Gain on sale of debt securities, net	(809)	(411)
Loss (gain) on equity securities, net	76	(88)
Gains on sale of mortgages	(5,850)	(1,936)
Loans originated for sale	(127,871)	(52,733)
Proceeds from sales of loans	133,034	53,756
Earnings on bank-owned life insurance	(829)	(731)
Depreciation of premises and equipment and amortization of software	1,509	1,556
Net increase in deferred income tax	(646)	(286)
Other assets and other liabilities, net	794	396
Net cash provided by operating activities	16,443	15,459

Cash flows from investing activities:
Proceeds from maturities, calls, and repayments	65,702	30,930
Proceeds from sales of debt securities	54,291	39,859
Purchases of debt securities	(283,041)	(78,847)
Equity securities:
Proceeds from sales of equity securities	—	168
Purchases of equity securities	(473)	(175)
Purchase of regulatory bank stock	(1,248)	(3,027)
Redemptions of regulatory bank stock	2,432	2,084
Net increase in loans	(68,829)	(60,057)
Purchases of premises and equipment, net	(1,104)	(928)
Purchase of computer software	(200)	(161)
Net cash used for investing activities	(232,470)	(70,154)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	294,820	52,387
Net (decrease) increase in time deposits	(16,097)	1,967
Net decrease in short-term borrowings	(200)	(7,670)
Proceeds from long-term debt	23,996	24,723
Repayments of long-term debt	(47,078)	(12,237)
Proceeds from issuance of subordinated debt	19,601	—
Dividends paid	(3,573)	(3,518)
Proceeds from sale of treasury stock	660	628
Treasury stock purchased	(2,216)	(1,897)
Net cash provided by financing activities	269,913	54,383
Increase (decrease) in cash and cash equivalents	53,886	(312)
Cash and cash equivalents at beginning of period	41,053	41,365
Cash and cash equivalents at end of period	94,939	41,053

Supplemental disclosures of cash flow information:
Interest paid	4,047	4,995
Income taxes paid	2,940	1,800

Supplemental disclosure of non-cash investing and financing activities:

Fair value adjustments for securities available for sale	(8,045)	(9,213)
Initial recognition of operating right-of-use assets	—	1,075
Initial recognition of operating lease liabilities	—	1,075

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

Basis of Presentation

The consolidated financial statements of ENB Financial Corp and its subsidiary, Ephrata National Bank, (collectively “the Corporation”) conform to U.S. generally accepted accounting principles (GAAP). The preparation of these statements requires that management make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates of the Corporation, including the allowance for credit losses, the fair market value of financial instruments, and deferred tax assets or liabilities, are evaluated regularly by management. Actual results could differ from the reported estimates given different conditions or assumptions.

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

Securities Available for Sale

The Corporation classifies its entire portfolio of debt securities as available for sale securities, which the Corporation reports at fair value. Any unrealized valuation gains or losses on the debt portfolio are reported as a separate component of stockholders' equity, net of deferred income taxes. The constant yield method is used for the amortization of premiums and the accretion of discounts for all of the Corporation’s securities with the exception of collateralized mortgage obligations (CMOs), mortgage-backed securities (MBS) and asset-backed securities (ABS). The constant yield method maintains a stable yield on the instrument through its maturity. For CMOs and MBS, a two-step/proration method is used for amortization and accretion. The first step is a proration based on the current pay down. This component ensures that the book price stays level with par. The second step amortizes or accretes the remaining premium or discount to the calculated final amortization or accretion date based on the current three-month constant prepayment rates. Net gains or losses realized on sales or calls of securities are reported as gains or losses on security transactions during the year of sale, using the specific identification method.

Equity Securities

Equity securities includes common stocks of public companies that the Corporation has the positive intent and ability to hold for an indeterminate amount of time. Such securities are reported at fair value with changes in unrealized holding gains and losses recognized through earnings on a monthly basis.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered by management to be adequate to provide for known and inherent risks in the loan portfolio at the Consolidated Balance Sheets dates. The monthly provision or credit for loan losses is an expense or a reduction of expense which increases or decreases the allowance, and charge-offs, net of recoveries, decrease the allowance. The Corporation performs ongoing credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, and other factors in determining the adequacy of the reserve balance. Loans determined to be uncollectible are charged to the allowance during the period in which such determination is made.

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

For each loan type, all of these credit rating categories are broken out with adjusted loss ratios. The loan balance is then multiplied by the adjusted loss ratio to produce the required allowance. The allowances are totaled and added to any specific allocations on impaired loans to arrive at the total allowance for credit losses for the Corporation.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

Allowance for Off-Balance Sheet Extensions of Credit

The Corporation maintains an allowance for off-balance sheet extensions of credit, which would include any unadvanced amount on lines of credit and any letters of credit provided to borrowers. The allowance is carried as a liability and is included in other liabilities on the Corporation’s Consolidated Balance Sheets. The liability was $798,000 as of December 31, 2020, and $436,000 as of December 31, 2019. As the unadvanced portion of lines of credit increases, this provision will increase.

Management follows the same methodology as the allowance for credit losses when calculating the allowance for off-balance sheet extensions of credit, with the exception of multiplying the unadvanced total by a high/low balance variance to arrive at the expected unadvanced portion that could be drawn upon at any time, or the amount at risk. The unadvanced amounts for each loan segment are broken down by credit classification. A historical loss ratio and qualitative factor are calculated for each credit classification by loan type. The historical loss ratio and qualitative factor are combined to produce an adjusted loss ratio, which is multiplied by the amount at risk for each credit classification within each loan segment to arrive at an allocation. The allocations are summed to arrive at the total allowance for off-balance sheet extensions of credit.

Other Real Estate Owned (OREO)

OREO represents properties acquired through customer loan defaults. These properties are recorded at the lower of cost or fair value less projected disposal costs at acquisition date. Fair value is determined by current appraisals. Costs associated with holding OREO are charged to operational expense. OREO is a component of other assets on the Corporation’s Consolidated Balance Sheets. The Corporation had no OREO as of December 31, 2020, or December 31, 2019.

Mortgage Servicing Rights (MSRs)

The Corporation has agreements for the express purpose of selling residential mortgage loans on the secondary market, referred to as mortgage servicing rights. The Corporation maintains all servicing rights for loans currently sold through FHLB and Fannie Mae. The Corporation had $1,076,000 of MSRs as of December 31, 2020, compared to $892,000 as of December 31, 2019. The value of MSRs increased during 2020 as valuation of new assets outpaced amortization on existing assets. The year ended December 31, 2020, was a year of record mortgage volume resulting in this increase in MSRs. Management expects MSRs to continue to grow going forward as a result of continued refinance volume and new mortgage originations. The value of newly originated MSRs is determined by estimating the life of the mortgage and how long the Corporation will have access to the servicing income stream to determine the relative fair value. The Corporation utilizes a third party that calculates the MSR valuation on a quarterly basis. A longer estimated life would increase the MSR valuation, while a shorter estimated life would decrease the value of the MSR. Management records the MSR value based on the third-party reporting.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

The following chart provides the activity of the Corporation’s mortgage servicing rights for the years ended December 31, 2020 and 2019.

MORTGAGE SERVICING RIGHTS

(DOLLARS IN THOUSANDS)

	December 31,
	2020	2019
	$	$

Beginning Balance	892	905
Additions	753	284
Amortization	(420)	(242)
Disposals	(149)	(55)

Ending Balance	1,076	892

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

Bank-Owned Life Insurance (BOLI)

BOLI is carried by the Corporation at the cash surrender value of the underlying policies. Income earned on the policies is based on any increase in cash surrender value less the cost of the insurance, which varies according to age and health of the insured. The life insurance policies owned by the Corporation had a cash surrender value of $29,646,000 and $28,818,000 as of December 31, 2020, and 2019, respectively. The increase in BOLI cash surrender value was primarily due to normal appreciation of existing policies as a result of returns exceeding expenses.

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

Most leases include one or more options to renew. The exercise of lease renewal options is typically at the sole discretion of management and is based on whether the extension options are reasonably certain to be exercised after

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

giving proper consideration to all facts and circumstances of the lease. If management determines that the Company is reasonably certain to exercise the extension option(s), the additional term is included in the calculation of the lease liability.

As most of our leases do not provide an implicit rate, we use the fully collateralized FHLB borrowing rate, commensurate with the lease terms based on the information available at the lease commencement date in determining the present value of the lease payments

Advertising Costs

The Corporation expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2020 and 2019 were $894,000 and $820,000, respectively.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits (Topic 715-20). This Update amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. For all other entities, this Update is effective for fiscal years ending after December 15, 2021. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments ‒ Credit Losses, which, in addition to addressing other matters, ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. The effective date and transition requirements for ASU 2018-19 are the same as those in ASU 2016-13. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted the credit losses standard, the ASU is effective when they implement the credit losses standard. For entities that already have adopted the credit losses standard, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Corporation qualifies as a smaller reporting company and does not expect to early adopt ASU 2016-13.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. For entities that have not yet adopted ASU 2016-13 as of November 26, 2019, the effective dates for ASU 2019-11 are the same as the effective dates and transition requirements in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-11 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Corporation qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), to clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting, for the purposes of applying the measurement alternative, in accordance with Topic 321, immediately before applying or upon discontinuing the equity method. The amendments also clarify that, for the purpose of applying paragraph 815-

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

10-15-141 (a), an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option, in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Corporation’s financial statements.

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

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. It is too early to predict whether a new rate index replacement and the adoption of the ASU will have a material impact on the Corporation’s financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, which clarifies that, for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of ASC 310-20-35-33. For public business entities, ASU 2020-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. For all other entities, ASU 2020-08 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which codifies, as appropriate, the amended financial statement disclosure requirements in Regulation S-X Rules 13-01 and 13-02. The amendments are effective January 4, 2021. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which makes minor technical corrections and clarifications to the ASC. The amendments in Sections B and C of the ASU are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

after December 15, 2022. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates (IBORs) to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic 848. ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. This Update is not expected to have a significant impact on the Corporation’s financial statements.

NOTE B - SECURITIES

(DOLLARS IN THOUSANDS)

DEBT SECURITIES

The amortized cost and fair value of debt securities held at December 31, 2020, and 2019, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$

December 31, 2020
U.S. government agencies	54,224	144	(7)	54,361
U.S. agency mortgage-backed securities	69,777	1,441	(166)	71,052
U.S. agency collateralized mortgage obligations	34,449	640	(54)	35,035
Asset-backed securities	60,387	433	(345)	60,475
Corporate bonds	60,387	1,348	(12)	61,723
Obligations of states and political subdivisions	187,132	6,727	(77)	193,782
Total securities available for sale	466,356	10,733	(661)	476,428

December 31, 2019
U.S. government agencies	32,621	31	(28)	32,624
U.S. agency mortgage-backed securities	48,859	215	(448)	48,626
U.S. agency collateralized mortgage obligations	60,124	323	(194)	60,253
Asset-backed securities	23,646	7	(391)	23,262
Corporate bonds	54,604	316	(40)	54,880
Obligations of states and political subdivisions	86,216	2,245	(9)	88,452
Total securities available for sale	306,070	3,137	(1,110)	308,097

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities available for sale at December 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	85,185	85,789
Due after one year through five years	105,606	107,758
Due after five years through ten years	58,674	59,869
Due after ten years	216,891	223,012
Total debt securities	466,356	476,428

Securities available for sale with a par value of $86,849,000 and $66,712,000 at December 31, 2020 and 2019, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair market value of these pledged securities was $91,666,000 at December 31, 2020, and $68,732,000 at December 31, 2019.

Proceeds from active sales of debt securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Securities Available for Sale
	2020	2019
	$	$
Proceeds from sales	54,291	39,859
Gross realized gains	836	443
Gross realized losses	27	32

Information pertaining to securities with gross unrealized losses at December 31, 2020, and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of December 31, 2020
U.S. government agencies	42,988	(7)	—	—	42,988	(7)
U.S. agency mortgage-backed securities	15,995	(157)	2,221	(9)	18,216	(166)
U.S. agency collateralized mortgage obligations	12,933	(54)	—	—	12,933	(54)
Asset-backed securities	8,465	(20)	18,080	(325)	26,545	(345)
Corporate bonds	—	—	3,016	(12)	3,016	(12)
Obligations of states & political subdivisions	15,666	(77)	—	—	15,666	(77)
Total temporarily impaired securities	96,047	(315)	23,317	(346)	119,364	(661)

As of December 31, 2019
U.S. government agencies	1,222	(3)	15,971	(25)	17,193	(28)
U.S. agency mortgage-backed securities	5,040	(32)	24,027	(416)	29,067	(448)
U.S. agency collateralized mortgage obligations	17,457	(50)	17,512	(144)	34,969	(194)
Asset-backed securities	10,278	(169)	9,126	(222)	19,404	(391)
Corporate bonds	2,562	(4)	13,041	(36)	15,603	(40)
Obligations of states & political subdivisions	2,642	(9)	—	—	2,642	(9)
Total temporarily impaired securities	39,201	(267)	79,677	(843)	118,878	(1,110)

In the debt security portfolio, there are 50 positions carrying unrealized losses as of December 31, 2020. There were no instruments considered to be other-than-temporarily impaired at December 31, 2020.

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

EQUITY SECURITIES

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at December 31, 2020 and December 31, 2019.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2020
CRA-qualified mutual funds	6,176	—	—	6,176
Bank stocks	982	53	(106)	929
Total equity securities	7,158	53	(106)	7,105

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2019
CRA-qualified mutual funds	6,071	—	—	6,071
Bank stocks	614	26	(3)	637
Total equity securities	6,685	26	(3)	6,708

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the year ended December 31, 2020 and 2019, and the portion of unrealized gains and losses for the periods that relates to equity investments held as of December 31, 2020 and 2019.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
	$	$

Net gains (losses) recognized in equity securities during the period	(76)	88

Less: Net gains realized on the sale of equity securities during the period	—	16

Unrealized gains (losses) recognized in equity securities held at reporting date	(76)	72

No equity securities were sold during 2020, but proceeds from the sales of equity securities totaled $168,000 in 2019.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE C - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the Corporation’s loan portfolio by category of loans for 2020 and 2019.

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	December 31,
	2020	2019
	$	$
Commercial real estate
Commercial mortgages	142,698	120,212
Agriculture mortgages	176,005	175,367
Construction	23,441	16,209
Total commercial real estate	342,144	311,788

Consumer real estate (a)
1-4 family residential mortgages	263,569	258,676
Home equity loans	10,708	9,770
Home equity lines of credit	71,290	70,809
Total consumer real estate	345,567	339,255

Commercial and industrial
Commercial and industrial	97,896	58,019
Tax-free loans	10,949	16,388
Agriculture loans	20,365	20,804
Total commercial and industrial	129,210	95,211

Consumer	5,155	5,416

Gross loans prior to deferred costs
and allowance for loan losses	822,076	751,670

Deferred loan costs, net	1,294	1,948
Allowance for credit losses	(12,327)	(9,447)
Total net loans	811,043	744,171

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $235,437,000 and $154,577,000 as of December 31, 2020, and 2019, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of December 31, 2020 and 2019. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled or at all. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
December 31, 2020	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	133,853	166,102	21,142	87,767	10,949	18,586	438,399
Special Mention	3,683	1,651	2,299	5,592	—	774	13,999
Substandard	5,162	8,252	—	4,537	—	1,005	18,956
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	142,698	176,005	23,441	97,896	10,949	20,365	471,354

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

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. A consumer loan is considered non-performing when it is over 90 days past due. Management will generally charge off consumer loans more than 120 days past due for closed end loans and over 180 days for open-end consumer loans. The following table presents the balances of consumer loans by classes of the loan portfolio based on payment performance as of December 31, 2020 and 2019:

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2020	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	262,185	10,708	71,267	5,141	349,301
Non-performing	1,384	—	23	14	1,421
Total	263,569	10,708	71,290	5,155	350,722

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
December 31, 2019	Residential	Home Equity	Lines of
	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$
Performing	257,374	9,678	70,799	5,412	343,263
Non-performing	1,302	92	10	4	1,408
Total	258,676	9,770	70,809	5,416	344,671

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of December 31, 2020 and 2019:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2020	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	208	208	142,490	142,698	—
Agriculture mortgages	—	—	—	—	176,005	176,005	—
Construction	—	—	—	—	23,441	23,441	—
Consumer real estate
1-4 family residential mortgages	618	—	1,384	2,002	261,567	263,569	1,336
Home equity loans	1	—	—	1	10,707	10,708	—
Home equity lines of credit	—	—	23	23	71,267	71,290	23
Commercial and industrial
Commercial and industrial	—	—	469	469	97,427	97,896	—
Tax-free loans	—	—	—	—	10,949	10,949	—
Agriculture loans	42	—	—	42	20,323	20,365	—
Consumer	23	3	14	40	5,115	5,155	14
Total	684	3	2,098	2,785	819,291	822,076	1,373

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
December 31, 2019			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	228	228	119,984	120,212	—
Agriculture mortgages	962	—	1,070	2,032	173,335	175,367	—
Construction	—	—	—	—	16,209	16,209	—
Consumer real estate
1-4 family residential mortgages	2,254	161	1,302	3,717	254,959	258,676	807
Home equity loans	52	—	92	144	9,626	9,770	—
Home equity lines of credit	43	—	10	53	70,756	70,809	10
Commercial and industrial
Commercial and industrial	68	—	538	606	57,413	58,019	—
Tax-free loans	—	—	—	—	16,388	16,388	—
Agriculture loans	2	—	—	2	20,802	20,804	—
Consumer	14	12	4	30	5,386	5,416	4
Total	3,395	173	3,244	6,812	744,858	751,670	821

As of December 31, 2020, and 2019, all of the Corporation’s non-homogeneous loans on non-accrual status were also considered impaired. Interest income on loans would have increased by approximately $54,000 and $137,000 during 2020 and 2019, respectively, if these loans had performed in accordance with their original terms.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table presents non-accrual loans by classes of the loan portfolio as of December 31:

NON-ACCRUAL LOANS BY LOAN CLASS
(DOLLARS IN THOUSANDS)

	2020	2019
	$	$
Commercial real estate
Commercial mortgages	208	228
Agriculture mortgages	—	1,070
Construction	—	—
Consumer real estate
1-4 family residential mortgages	48	495
Home equity loans	—	92
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	469	538
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	725	2,423

There was one loan modification made during the third quarter of 2020 that would be considered a troubled debt restructuring (TDR). One $3.6 million loan was restructured to provide relief to the commercial borrower by reducing the interest rate, providing a six-month interest only period, and extending the amortization period by an additional nine years. In addition to this TDR, deferments of principal related to the impact of COVID-19 did occur beginning in late March 2020, however these modifications are not considered a TDR under the revised COVID-19 regulatory guidance. There was one loan modification that occurred during the first quarter of 2019, constituting a TDR. A modification of the payment terms to a loan customer are considered a TDR if a concession was made to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments. As of December 31, 2020 and 2019, included within the allowance for credit losses are reserves of $1,131,000 and $60,000, respectively, that are associated with loans modified as a TDR. There were no TDRs that have subsequently defaulted within one year of modification as of December 31, 2020 and 2019.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2020:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	256	318	—	798	—
Agriculture mortgages	806	835	—	1,170	46
Construction	—	—	—	—	—
Total commercial real estate	1,062	1,153	—	1,968	46

Commercial and industrial
Commercial and industrial	469	504	—	513	23
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	469	504	—	513	23

Total with no related allowance	1,531	1,657	—	2,481	69

With an allowance recorded:
Commercial real estate
Commercial mortgages	3,581	3,581	1,110	1,468	57
Agriculture mortgages	651	651	21	679	34
Construction	—	—	—	—	—
Total commercial real estate	4,232	4,232	1,131	2,147	91

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	4,232	4,232	1,131	2,147	91

Total by loan class:
Commercial real estate
Commercial mortgages	3,837	3,899	1,110	2,266	57
Agriculture mortgages	1,457	1,486	21	1,849	80
Construction	—	—	—	—	—
Total commercial real estate	5,294	5,385	1,131	4,115	137

Commercial and industrial
Commercial and industrial	469	504	—	513	23
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	469	504	—	513	23

Total	5,763	5,889	1,131	4,628	160

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

 The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2019:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	723	765	—	859	—
Agriculture mortgages	1,912	1,928	—	1,903	43
Construction	—	—	—	—	—
Total commercial real estate	2,635	2,693	—	2,762	43

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with no related allowance	2,635	2,693	—	2,762	43

With an allowance recorded:
Commercial real estate
Commercial mortgages	93	100	49	93	—
Agriculture mortgages	718	718	60	760	—
Construction	—	—	—	—	—
Total commercial real estate	811	818	109	853	—

Commercial and industrial
Commercial and industrial	538	549	80	261	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	538	549	80	261	—

Total with a related allowance	1,349	1,367	189	1,114	—

Total by loan class:
Commercial real estate
Commercial mortgages	816	865	49	952	—
Agriculture mortgages	2,630	2,646	60	2,663	43
Construction	—	—	—	—	—
Total commercial real estate	3,446	3,511	109	3,615	43

Commercial and industrial
Commercial and industrial	538	549	80	261	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	538	549	80	261	—

Total	3,984	4,060	189	3,876	43

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table details activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2020:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

			Commercial
	Commercial	Consumer	and
	Real Estate	Real Estate	Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance	4,319	2,855	1,784	41	448	9,447

Charge-offs	(45)	—	(23)	(20)	—	(88)
Recoveries	11	—	4	3	—	18
Provision	2,044	594	207	28	77	2,950

Ending balance	6,329	3,449	1,972	52	525	12,327

Ending balance: individually
evaluated for impairment	1,131	—	—	—	—	1,131
Ending balance: collectively
evaluated for impairment	5,198	3,449	1,972	52	525	11,196

Loans receivable:
Ending balance	342,144	345,567	129,210	5,155		822,076
Ending balance: individually
evaluated for impairment	5,294	—	469	—		5,763
Ending balance: collectively
evaluated for impairment	336,850	345,567	128,741	5,155		816,313

The dollar amount of the allowance increased for all loan segments since December 31, 2019. The higher provision in the commercial real estate sector was due to a specific allocation of $1.1 million for a customer with ongoing business concerns. The higher provisions across the other categories were primarily caused by increasing the qualitative factors across all industry lines to various degrees as a result of the impact and effect from COVID-19 and the declining economic conditions. There were minimal charge-offs and recoveries recorded during the year ended December 31, 2020, so the provision expense was primarily related to the specific allocation as well as the change in economic conditions and potential for credit declines moving forward.

The Corporation’s allowance allocation is still overweighted toward commercial real estate loans due to the higher historical losses experienced. Approximately 51% of the allowance is dedicated to this sector that comprises 42% of total loan balances. This compares to 28% of the allowance being allocated to the consumer real estate sector which comprises 42% of all loan balances. Losses on consumer real estate have traditionally been lower than commercial loans. The commercial and industrial sector has 16% of the allowance allocated and comprises 16% of loan balances. Commercial and industrial historical losses have generally been lower than commercial real estate but higher than consumer real estate, based on loan balances outstanding. The December 31, 2020 ending balance of the allowance was up $2,880,000, or 30.5%, from December 31, 2019, and the allowance as a percentage of total loans was 1.50% as of December 31, 2020, and 1.25% as of December 31, 2019.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table details activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2019:

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

The dollar amount of the allowance increased for all loan segments except consumer from December 31, 2018 to December 31, 2019. Loan growth was the direct cause of the higher allowance balances, with the levels of charge offs being relatively low in 2019 at $211,000, and more than offset by $222,000 of recoveries. A larger amount of recoveries than charge-offs in commercial loans allowed for a credit provision, whereas under commercial and industrial loans the charge offs as a percentage of loan balance were more pronounced. This increased the historical loss ratios, causing the allocation of additional provision expense of $371,000. The decline in allowance allocated to the consumer loans was due to smaller balances in this loan segment as a large consumer loan paid off in 2019. Impaired loans increased by $1,275,000 from December 31, 2018 to December 31, 2019, which did cause a $57,000 increase in the specific allocation of provision expense on these loans.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE D – PREMISES AND EQUIPMENT

(DOLLARS IN THOUSANDS)

The major classes of the Corporation’s premises and equipment and accumulated depreciation are as follows:

	December 31,
	2020	2019
	$	$
Land	5,043	5,043
Buildings and improvements	29,742	29,610
Furniture and equipment	15,890	15,240
Construction in process	385	104
Total	51,060	49,997
Less accumulated depreciation	(26,300)	(24,964)
Premises and equipment	24,760	25,033

Depreciation expense, which is included in operating expenses, amounted to $1,377,000 for 2020, and $1,446,000 for 2019. The construction in process category represents expenditures for ongoing projects. When construction is completed, these amounts will be reclassified into buildings and improvements, and/or furniture and equipment. Depreciation only begins when the project or asset is placed into service. As of December 31, 2020 and 2019, the construction in process consists primarily of costs associated with various small projects.

NOTE E – REGULATORY STOCK

The Bank is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 0.10% of its asset value plus an additional 4% of its outstanding advances from the FHLB and mortgage partnership finance loans sold to the FHLB.  At December 31, 2020, the Bank held $5,919,000 in stock of the FHLB compared to $7,103,000 as of December 31, 2019.

The FHLB repurchases excess capital stock on a quarterly basis and pays a quarterly dividend on stock held by the Corporation. The FHLB’s quarterly dividend yield was 6.25% annualized on activity stock and 4.50% annualized on membership stock as of December 31, 2020. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB. The Corporation will continue to monitor the financial condition of the FHLB quarterly to assess its ability to continue to regularly repurchase excess capital stock and pay a quarterly dividend.

The Corporation also owned $151,000 of Federal Reserve Bank stock and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB, as of December 31, 2020 and December 31, 2019.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE F – DEPOSITS

(DOLLARS IN THOUSANDS)

Deposits by major classifications are summarized as follows:

	December 31,
	2020	2019
	$	$

Non-interest bearing demand	534,853	363,857
Interest-bearing demand	47,092	25,171
NOW accounts	137,279	96,941
Money market deposit accounts	140,113	141,649
Savings accounts	274,386	211,285
Time deposits under $250,000	111,001	126,796
Time deposits of $250,000 or more	8,087	8,389
Total deposits	1,252,811	974,088

At December 31, 2020, the scheduled maturities of time deposits are as follows:

2021	68,116
2022	17,267
2023	10,592
2024	16,104
2025	7,009

Total	119,088

NOTE G – SHORT TERM BORROWINGS

(DOLLARS IN THOUSANDS)

Short-term borrowings consist of Federal funds purchased that mature one business day from the transaction date, overnight borrowings from the Federal Reserve Discount Window, and FHLB advances with a term of less than one year.

A summary of short-term borrowings is as follows for the years ended December 31, 2020 and 2019:

	2020	2019
	$	$

Total short-term borrowings outstanding at year end	—	200
Average interest rate at year end	—	1.95%
Maximum outstanding at any month end	11,012	7,747
Average amount outstanding for the year	2,342	1,890
Weighted-average interest rate for the year	0.33%	2.55%

As of December 31, 2020, the Corporation had approved unsecured Federal funds lines of $32 million. The Corporation also has the ability to borrow through the FRB Discount Window. The amount of borrowing available through the Discount Window was $49.5 million as of December 31, 2020. For further information on borrowings from the FHLB see Note H.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE H – OTHER BORROWED FUNDS

(DOLLARS IN THOUSANDS)

Federal Home Loan Bank (FHLB) Borrowings

Maturities of FHLB borrowings at December 31, 2020, and 2019, are summarized as follows:

	December 31,
	2020		2019
		Weighted-		Weighted-
		Average		Average
	Amount	Rate	Amount	Rate
	$	%	$	%

FHLB fixed rate loans
2020	—	—	16,340	1.85
2021	—	—	14,505	1.72
2022	10,584	2.13	15,804	1.84
2023	13,816	2.77	13,816	2.77
2024	17,407	2.02	17,407	2.02
2025	12,983	1.47	—	—

Total other borrowings	54,790	2.10	77,872	2.02

All of the Corporation’s long term borrowed funds were through the FHLB of Pittsburgh as of December 31, 2020 and 2019. As a member of the FHLB of Pittsburgh, the Corporation has access to significant credit facilities. Borrowings from FHLB are secured with a blanket security agreement and the required investment in FHLB member bank stock. As part of the security agreement, the Corporation maintains unencumbered qualifying assets (principally 1-4 family residential mortgage loans) in an amount at least as much as the advances from the FHLB. Additionally, all of the Corporation’s FHLB stock is pledged to secure these advances.

The Corporation had an FHLB maximum borrowing capacity of $471.0 million as of December 31, 2020, with remaining borrowing capacity of $416.2 million. The borrowing arrangement with the FHLB is subject to annual renewal. The maximum borrowing capacity is recalculated quarterly.

Subordinated Debt

Subordinated debt at December 31, 2020 and 2019 was as follows:

(Dollars in thousands)		December 31,
		2020	2019
		Carrying	Carrying		Issued
		Amount	Amount	Rate	Amount
Issued by	Ranking	$	$	%	$	Date Issued	Maturity
ENB Financial Corp	Subordinated (1)(2)	19,601	—	4.00%	20,000	12/30/20	12/30/30

(1)	The subordinated notes qualify as Tier 2 capital for regulatory capital purposes.
(2)	ENB Financial Corp has the ability to call the subordinated notes, in whole, or in part, at a redemption price equal to 100% of the principal balance at certain times on or after December 30, 2025.

NOTE I – CAPITAL TRANSACTIONS

On February 20, 2019, the Board of Directors of the Corporation approved a plan to repurchase, in the open market and privately renegotiated transactions, up to 100,000 shares of its outstanding common stock. This plan replaced the 2015 plan. The first purchase of common stock under this plan occurred on May 13, 2019. The total number of

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

shares authorized to be repurchased under the plan was increased to 200,000 pursuant to the 2-for-1 stock split, which became effective on June 28, 2019. By October 21, 2020, a total of 176,669 shares were repurchased at a total cost of $3,596,000 for an average cost per share of $20.35.

On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. This current plan replaces the 2019 plan. The first purchase of common stock under this plan occurred on October 23, 2020. By December 31, 2020, a total of 10,000 shares were repurchased at a total cost of $187,000, for an average cost per share of $18.70. Shares repurchased under these plans were held as treasury shares to be utilized in connection with the Corporation’s three stock purchase plans.

Currently, the following three stock purchase plans are in place:

•	a nondiscriminatory employee stock purchase plan (ESPP), which allows employees to purchase shares at a 10% discount from the stock’s fair market value at the end of each quarter,
•	a dividend reinvestment plan (DRP), and;
•	a directors’ stock purchase plan (DSPP).

The ESPP was started in 2001 and is the largest of the three plans. There were 20,624 shares issued through the ESPP in 2020 with 255,888 shares issued since existence. The DRP was started in 2005 and has grown to nearly as large as the ESPP with 12,773 shares issued in 2020 and 217,226 total shares issued since existence. Lastly, the DSPP was started in 2010 as an additional option for board compensation. This plan is limited to outside directors. Only 1,494 shares were issued in connection with this plan in 2020 and 37,532 since existence. In 2019, there were 17,421 shares issued through the ESPP, 12,783 shares issued through the DRP, and 1,540 shares issued through the DSPP. The plans are beneficial to the Corporation as all reissued shares increase capital and since dividends are paid out in the form of additional shares, the plans act as a source of funds. The total amount of shares issued from Treasury for these plans collectively in 2020 and 2019 was 34,891 and 31,744, respectively. As of December 31, 2020, the Corporation held 172,884 treasury shares, at a weighted-average cost of $19.84 per share, with a cost basis of $3,430,000.

NOTE J – RETIREMENT PLANS

The Corporation has a 401(k) Savings Plan under which the Corporation makes an employer matching contribution, a non-elective safe harbor contribution and a discretionary non-elective profit sharing contribution. Employee contributions to the plan are subject to the maximum annual Internal Revenue Service contribution amounts which were $19,500 for 2020, and $19,000 for 2019, for persons under age 50, and for persons over age 50 was $26,000 in 2020 and $25,000 in 2019.  The employer matching contribution is made on the compensation of all eligible employees, up to a maximum of 2.5% of an eligible employee’s compensation, at $0.50 for every $1.00 of employee contribution up to 5% of an eligible employee’s salary. The Corporation’s cost for this 401(k) match was $398,000 and $363,000 for 2020 and 2019, respectively.

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

For purposes of the 401(k) Savings Plan, covered compensation was limited to $285,000 in 2020 and $280,000 in 2019.  Total expenses of the plan were $622,000 and $692,000, for 2020 and 2019, respectively.  The Corporation’s 401(k) Savings Plan is fully funded as all obligations are funded monthly.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

The life insurance policies had an aggregate face amount of $3,409,000 for December 31, 2020, and December 31, 2019. The death benefits totaled $6,734,000 at December 31, 2020, and $6,768,000 at December 31, 2019. The cash surrender value of the above policies totaled $5,177,000 and $4,980,000 as of December 31, 2020, and 2019, respectively.

NOTE L - INCOME TAXES

Federal income tax expense as reported differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. A reconciliation of the differences by amount and percent is as follows:

FEDERAL INCOME TAX SUMMARY

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2020		2019
	$	%	$	%

Income tax at statutory rate	3,063	21.0	2,839	21.0
Tax-exempt interest income	(695)	(4.8)	(650)	(4.8)
Non-deductible interest expense	50	0.3	56	0.4
Bank-owned life insurance	(151)	(1.0)	(153)	(1.1)
Other	18	0.1	34	0.2

Income tax expense	2,285	15.6	2,126	15.7

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Corporation recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Income. With few exceptions, the Corporation is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2017.

Significant components of income tax expense are as follows:
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2020	2019
	$	$
Current tax expense	2,931	2,412
Deferred tax benefit	(646)	(286)
Income tax expense	2,285	2,126

Components of the Corporation's net deferred tax position are as follows:
(DOLLARS IN THOUSANDS)	December 31,
	2020	2019
	$	$

Deferred tax assets
Allowance for credit losses	2,589	1,984
Allowance for off-balance sheet extensions of credit	168	92
Interest on non-accrual loans	11	9
Other	47	75
Total deferred tax assets	2,815	2,160

Deferred tax liabilities
Premises and equipment	(987)	(993)
Net unrealized holding gains on securities available for sale	(2,115)	(426)
Mortgage servicing rights	(93)	(113)
Discount on investment securities	(45)	(9)
Other	(15)	(15)
Total deferred tax liabilities	(3,255)	(1,556)
Net deferred tax (liabilities) assets	(440)	604

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

As of December 31, 2020 and 2019, the Corporation and Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The following chart details the Corporation’s and the Bank’s capital levels as of December 31, 2020 and December 31, 2019, compared to regulatory levels.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

CAPITAL LEVELS					To Be Well
(DOLLARS IN THOUSANDS)					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	$	%	$	%	$	%

As of December 31, 2020
Total Capital to Risk-Weighted Assets
Consolidated	153,801	16.1	76,334	8.0	95,417	10.0
Bank	145,434	15.3	76,249	8.0	95,311	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	122,258	12.8	57,250	6.0	76,334	8.0
Bank	133,505	14.0	57,187	6.0	76,249	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	122,258	12.8	42,938	4.5	62,021	6.5
Bank	133,505	14.0	42,890	4.5	61,952	6.5

Tier I Capital to Average Assets
Consolidated	122,258	9.0	54,334	4.0	67,918	5.0
Bank	133,505	9.8	54,334	4.0	67,918	5.0

As of December 31, 2019
Total Capital to Risk-Weighted Assets
Consolidated	124,970	14.5	68,740	8.0	85,925	10.0
Bank	123,346	14.4	68,688	8.0	85,860	10.0

Tier I Capital to Risk-Weighted Assets
Consolidated	115,087	13.4	51,555	6.0	68,740	8.0
Bank	113,463	13.2	51,516	6.0	68,688	8.0

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	115,087	13.4	38,666	4.5	55,851	6.5
Bank	113,463	13.2	38,637	4.5	55,809	6.5

Tier I Capital to Average Assets
Consolidated	115,087	9.9	46,271	4.0	57,839	5.0
Bank	113,463	9.8	46,271	4.0	57,839	5.0

In addition to the capital guidelines, certain laws restrict the amount of dividends paid to stockholders in any given year. The approval of the OCC shall be required if the total of all dividends declared by the Corporation in any year shall exceed the total of its net profits for that year combined with retained net profits of the preceding two years. Under this restriction, the Corporation could declare dividends in 2021, without the approval of the OCC, of approximately $14.0 million, plus an additional amount equal to the Corporation’s net profits for 2021, up to the date of any such dividend declaration.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

LOANS TO INSIDERS
(DOLLARS IN THOUSANDS)
Actual
$

Balance, January 1, 2019	5,169
Advances	140
Repayments	(136)
Other changes	(4,533)
Balance, December 31, 2019	640

Balance, January 1, 2020	640
Advances	16
Repayments	(622)
Other changes	(3)
Balance, December 31, 2020	31

In the Corporation’s case, other changes in the table above for the year ended December 31, 2020, represented the retirement of one director, and for the year ended December 31, 2019, represented two directors and two executive officers who retired during the year.

Deposits from the insiders totaled $2,313,000 as of December 31, 2020, and $1,019,000 as of December 31, 2019.

NOTE O - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These are commonly referred to as off-balance sheet commitments and include firm commitments to extend credit, unused lines of credit, and open letters of credit. On December 31, 2020, firm loan commitments totaled approximately $77.1 million; unused lines of credit totaled $322.4 million; and open letters of credit totaled $8.5 million. The sum of these commitments, $408.0 million, represents total exposure to credit loss in the event of nonperformance by customers with respect to these financial instruments; however the vast majority of these commitments are typically not drawn upon. The same credit policies for on-balance sheet instruments apply for making commitments and conditional obligations and the actual credit losses that could arise from the exercise of these commitments is expected to compare favorably with the loan loss experience on the loan portfolio taken as a whole. Commitments to extend credit on December 31, 2019, totaled $334.1 million, representing firm loan commitments of $62.2 million, unused lines of credit of $263.2 million, and open letters of credit totaling $8.7 million.

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE P - FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation determines concentrations of credit risk by reviewing loans by borrower, geographical area, and loan purpose. The amount of credit extended to a single borrower or group of borrowers is capped by the legal lending limit, which is defined as 15% of the Bank’s risk-based capital, less the allowance for credit losses. The Corporation’s lending policy further restricts the amount to 75% of the legal lending limit. As of December 31, 2020, the Corporation’s legal lending limit was $21,815,000, and the Corporation’s lending policy limit was $16,361,000. This compared to a legal lending limit of $18,502,000, and lending policy limit of $13,876,000 as of December 31, 2019. As of December 31, 2020 and 2019, no lending relationships exceeded the Corporation’s internal lending policy limit.

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

Management evaluates concentrations of credit based on loan purpose on a quarterly basis. The Corporation’s greatest concentration of loans by purpose is residential real estate, which comprises $345.6 million, or 42.0%, of the $822.1 million gross loans outstanding as of December 31, 2020. This compares to $339.3 million, or 45.1%, of the $751.7 million of gross loans outstanding as of December 31, 2019. Residential real estate consists of first mortgages and home equity loans. A concentration in commercial real estate of 41.6%, or $342.1 million, also exists; however, within that category there is not a concentration by specific industry type.

The Corporation remains focused on agricultural purpose loans, of which the vast majority are real estate secured. Agricultural mortgages made up 21.4% of gross loans as of December 31, 2020, compared to 23.3% as of December 31, 2019; however these agricultural mortgages are spread over several broader types of agricultural purpose loans. More specifically within these larger purpose categories, management monitors on a quarterly basis the largest concentrations of non-consumer credit based on the North American Industrial Classification System (NAICS). As of December 31, 2020, the largest specific industry type categories were dairy cattle and milk production loans of $87.0 million, or 10.6% of gross loans, non-residential real estate investment loans of $82.9 million, or 10.1% of gross loans, and residential real estate investment loans with a balance of $42.8 million, or 5.2% of gross loans.

Outside of consumer and commercial real estate, including agricultural mortgages, the third largest component of the Corporation’s loans consist of commercial and industrial loans. These loans are generally secured by personal guarantees, inventory, or pledges of municipalities. Out of the $129.2 million of loans designated as commercial and industrial for the Uniform Bank Performance Reports, the largest concentration within that area is $11.0 million of loans to political subdivisions, which account for 1.3% of gross loans outstanding. For the Corporation, these loans consisted of tax-free loans to local municipalities.

To evaluate risk for the securities portfolio, the Corporation reviews both geographical concentration and credit ratings. The largest geographical concentrations as of December 31, 2020, were obligations of states and political subdivisions located in the states of Pennsylvania, California, and Texas. Based on fair market value, the Corporation held $44.7 million of obligations issued by municipalities within the state of Pennsylvania, which is 23.1% of the municipal portfolio, and 9.4% of total debt securities. The Corporation held $28.4 million of obligations issued by municipalities within the state of California, which is 14.7% of the municipal portfolio, and 6.0% of total debt securities. The Corporation also held $23.1 million of obligations of states and political subdivisions issued by municipalities located within the state of Texas, which is 11.9% of the municipal portfolio, and 4.9% of total debt securities. Internal policy requires municipal bonds purchased to be rated at least A3 by Moody’s and/or A- by Standard & Poor’s (S&P) at the time of purchase. As of December 31, 2020, no municipal bonds were below the A3/A- credit ratings the Corporation requires at the time of purchase.

The Corporation held $60.4 million of corporate bonds based on amortized cost as of December 31, 2020. As a total, the $60.4 million represents 13.0% of the Corporation’s total debt securities. Management has a policy limit for corporate holdings at 55% of total regulatory capital and 20% of the securities portfolio. The Corporation was

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

under both of these limits as of December 31, 2020. Management believes shorter corporate bonds currently provide better structure and return than government agencies and mortgage backed securities and CMOs. To limit the Corporation’s credit exposure to any one issuer, the policy limits investment to $3 million of par value per company. Out of the $60.4 million of total corporate securities, $35.3 million is domestic and $25.1 million is foreign-issued debt. None of the Corporation’s foreign corporate debt originates from the European countries that have struggled with the sovereign debt crisis, namely Portugal, Italy, Ireland, Greece, and Spain. Most of the Corporation’s foreign-issued debt is from the United Kingdom, Australia, and Switzerland.

Within the corporate bond segment of the portfolio, management has preferred to invest in the banking, brokerage, and finance industry, where management is more comfortable analyzing and evaluating the credit risk of these firms. As a result, based on amortized cost, $46.7 million, or 77.3%, of the corporate bonds held are invested in national or foreign banks, bank holding companies, brokerage firms, or finance companies. In this broader finance-related group, management has selectively pursued foreign bank-issued debt where there is governmental ownership of the bank, and/or implied backing driven by the heavy reliance on these banks for the nation’s financial system. Out of the total $46.7 million of financial and brokerage-related corporate issues, $21.6 million is domestic and $25.1 million is foreign. All of the $25.1 million of foreign financial-related corporate paper is in the form of foreign bank-issued debt. Out of the $21.6 million of domestic financial-related debt, $12.2 million is in bank debt and $9.4 million is in brokerage.

The remaining $13.7 million of non-financial related corporate paper consists of $5.1 million in energy companies, $2.0 million in insurance companies, $2.6 million in consumer goods, $2.0 million in healthcare, and $2.0 million in biotechnology.

By internal policy, at time of purchase, all corporate bonds must carry a credit rating of at least A3 by Moody’s or A- by S&P, and at all times corporate bonds are to be investment grade, which is defined as Baa3 for Moody’s and BBB- for S&P, or above. As of December 31, 2020, all of the Corporation’s corporate bonds carried at least one single A credit rating of A3 by Moody’s or A- by S&P, and all were considered investment grade.

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

The following table represents the Consolidated Balance Sheet classification of the Corporation’s ROU assets and lease liabilities.

Lease Consolidated Balance Sheets Classification
(Dollars in Thousands)	Classification	December 31, 2020	December 31, 2019
Lease Right-of-Use Assets

Operating lease right-of use assets	Other Assets	$728	$908

Lease Liabilities
Operating lease liabilties	Other Liabilities	$740	$916

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

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

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	4.4 years	5.3 years
Weighted-average discount rate
Operating leases	3.11%	3.09%

The following table represents lease costs and other lease information. As the Corporation elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2020 were as follows:

Lease Payment Schedule
(Dollars in Thousands)	Operating Leases
Twelve Months Ended:
December 31, 2021	$204
December 31, 2022	169
December 31, 2023	153
December 31, 2024	155
December 31, 2025	93
Thereafter	20
Total Future Minimum Lease Payments	794
Amounts Representing Interests	(54)
Present Value of Net Future Minimum Lease Payments	$740

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS REPORTED AT FAIR VALUE ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2020
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	54,361	—	54,361
U.S. agency mortgage-backed securities	—	71,052	—	71,052
U. S. agency collateralized mortgage obligations	—	35,035	—	35,035
Asset-backed securities	—	60,475	—	60,475
Corporate bonds	—	61,723	—	61,723
Obligations of states and political subdivisions	—	193,782	—	193,782
Marketable equity securities	7,105	—	—	7,105

Total securities	7,105	476,428	—	483,533

On December 31, 2020, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of December 31, 2020, the CRA fund investments had a $6,176,000 book and market value and the bank stocks had a book value of $982,000 and a market value of $929,000.

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

ASSETS REPORTED AT FAIR VALUE ON A RECURRING BASIS
(DOLLARS IN THOUSANDS)
	December 31, 2019
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	32,624	—	32,624
U.S. agency mortgage-backed securities	—	48,626	—	48,626
U. S. agency collateralized mortgage obligations	—	60,253	—	60,253
Asset-backed securities		23,262		23,262
Corporate bonds	—	54,880	—	54,880
Obligations of states and political subdivisions	—	88,452	—	88,452
Marketable equity securities	6,708	—	—	6,708

Total securities	6,708	308,097	—	314,805

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table provides the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2020
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	4,632	4,632
	—	—	4,632	4,632

	December 31, 2019
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	—	—	3,795	3,795
Total	—	—	3,795	3,795

The Corporation had a total of $5,763,000 of impaired loans as of December 31, 2020, with $1,131,000 of specific allocation against these loans. As of December 31, 2019, the Corporation had a total of $3,984,000 of impaired loans with $189,000 of specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS
(DOLLARS IN THOUSANDS)
December 31, 2020
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	4,632	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

December 31, 2019
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	3,795	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -20% (-20%)
			Liquidation expenses (2)	0% to -10% (-10%)

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE S - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Corporation's Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2020
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	94,939	94,939	94,939	—	—
Regulatory stock	6,107	6,107	6,107	—	—
Loans held for sale	3,029	3,029	3,029	—	—
Loans, net of allowance	811,043	829,902	—	—	829,902
Mortgage servicing assets	1,076	1,083	—	—	1,083
Accrued interest receivable	4,546	4,546	4,546	—	—
Bank owned life insurance	29,646	29,646	29,646	—	—

Financial Liabilities:
Demand deposits	534,853	534,853	534,853	—	—
Interest-bearing demand deposits	47,092	47,092	47,092	—	—
NOW accounts	137,279	137,279	137,279	—	—
Money market deposit accounts	140,113	140,113	140,113	—	—
Savings accounts	274,386	274,386	274,386	—	—
Time deposits	119,088	121,470	—	—	121,470
Total deposits	1,252,811	1,255,193	1,133,723	—	121,470

Long-term debt	54,790	51,800	—	—	51,800
Subordinated debt	19,601	19,601	—	—	19,601
Accrued interest payable	320	320	320	—	—

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

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE T – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the years ended December 31, 2020 and 2019 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains
on Securities
Available-for-Sale
$
Balance at January 1, 2020	1,600

Other comprehensive income before reclassifications	6,997
Amount reclassified from accumulated other comprehensive income	(639)

Period change	6,358

Balance at December 31, 2020	7,958

Balance at January 1, 2019	(5,678)

Other comprehensive income before reclassifications	7,603
Amount reclassified from accumulated other comprehensive loss	(325)
Period change	7,278

Balance at December 31, 2019	1,600

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Year Ended
	December 31,		Affected Line Item
	2020	2019	in the Consolidated
	$	$	Statements of Income
Securities available for sale:
Net securities gains reclassified into earnings	809	411	Gains on sale of debt securities, net
Related income tax expense	(170)	(86)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income (loss) for the period	639	325

Total reclassifications for the period	639	325

(1) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE U – CONDENSED PARENT ONLY DATA

Condensed Balance Sheets (Parent Company Only)
(DOLLARS IN THOUSANDS)	December 31,
	2020	2019
	$	$
Assets
Cash	7,705	870
Equity securities	929	637
Equity in bank subsidiary	141,463	115,064
Other assets	165	117
Total assets	150,262	116,688

Liabilities
Subordinated debt	19,601	—
Other Liabilities	445	—
Total Liabilities	20,046	—

Stockholders' Equity
Common stock	574	574
Capital surplus	4,444	4,482
Retained earnings	120,670	111,944
Accumulated other comprehensive income, net of tax	7,958	1,600
Treasury stock	(3,430)	(1,912)
Total stockholders' equity	130,216	116,688

Total liabilities and stockholders' equity	150,262	116,688

Condensed Statements of Comprehensive Income
(DOLLARS IN THOUSANDS)	Year Ended December 31,
	2020	2019
	$	$
Income
Dividend income - investment securities	27	20
Gains (losses) on equity securities, net	(76)	88
Dividend income	5,073	5,019
Undistributed earnings of bank subsidiary	7,541	6,475
Total income	12,565	11,602

Expense
Subordinated debt interest expense	4	—
Shareholder expenses	153	154
Other expenses	109	53
Total expense	266	207

Net Income	12,299	11,395
Comprehensive Income	18,657	18,673

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
(DOLLARS IN THOUSANDS)
	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:	$	$
Net Income	12,299	11,395
Equity in undistributed earnings of subsidiaries	(7,541)	(6,475)
(Gains)losses on securities transactions, net	76	(88)
Net increase in other assets	(48)	(11)
Net increase in other liabilities	444	—
Net cash (used for) provided by operating activities	5,230	4,821

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	—	168
Purchases of equity securities	(367)	(193)
Net cash used for investing activities	(367)	(25)

Cash Flows from Financing Activities:
Proceeds from sale of treasury stock	660	628
Proceeds from issuance of subordinated debt	19,601	—
Dividend to bank subsidiary	(12,500)	—
Treasury stock purchased	(2,216)	(1,897)
Dividends paid	(3,573)	(3,518)
Net cash provided by (used for) financing activities	1,972	(4,787)

Cash and Cash Equivalents:
Net change in cash and cash equivalents	6,835	9
Cash and cash equivalents at beginning of period	870	861
Cash and cash equivalents at end of period	7,705	870

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

The unaudited quarterly results of operations for the years ended 2020 and 2019, are as follows:

NOTE V - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2020
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	10,487	10,468	10,387	10,752
Interest expense	1,271	999	845	731
Net interest income	9,216	9,469	9,542	10,021
Less provision for loan losses	350	975	1,250	375
Net interest income after provision for loan losses	8,866	8,494	8,292	9,646

Other income	2,767	4,068	4,374	4,151
Operating expenses:
Salaries and employee benefits	5,696	4,966	5,860	5,540
Occupancy and equipment expenses	881	932	896	894
Other operating expenses	2,533	2,346	2,442	3,088
Total operating expenses	9,110	8,244	9,198	9,522
Income before income taxes	2,523	4,318	3,468	4,275

Provision for Federal income taxes	358	719	533	675
Net income	2,165	3,599	2,935	3,600
FINANCIAL RATIOS
Per share data:
Net income	0.38	0.64	0.53	0.65
Cash dividends paid	0.16	0.16	0.16	0.16

	2019
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	$	$	$	$
Interest income	10,162	10,462	10,590	10,523
Interest expense	1,179	1,304	1,301	1,335
Net interest income	8,983	9,158	9,289	9,188
Less provision (credit) for loan losses	180	30	630	(70)
Net interest income after provision (credit) for loan losses	8,803	9,128	8,659	9,258

Other income	2,544	2,762	2,943	3,057
Operating expenses:
Salaries and employee benefits	5,188	5,105	5,227	5,512
Occupancy and equipment expenses	917	877	902	908
Other operating expenses	2,177	2,235	1,999	2,586
Total operating expenses	8,282	8,217	8,128	9,006
Income before income taxes	3,065	3,673	3,474	3,309

Provision for Federal income taxes	462	584	550	530
Net income	2,603	3,089	2,924	2,779
FINANCIAL RATIOS
Per share data:
Net income	0.46	0.54	0.51	0.49
Cash dividends paid	0.150	0.155	0.155	0.160

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

NOTE W – RISKS AND UNCERTAINTIES

COVID-19 Update

The following table provides information with respect to our at risk commercial loans by type at December 31, 2020.

COMMERCIAL LOANS AT RISK
(Dollars in Thousands)	#	$	$	%
	Number	Total	Principal	of Total
	of	Loan	Balance	Loan
Loan Type	Loans	Exposure	of Loans	Balance
Lessors of Nonresidential Buildings	160	82,936	73,391	8.91%
Lessors of Residential Buildings	209	41,270	36,695	4.46%
Specialized Freight	27	14,935	10,607	1.29%
Residential Remodelers	94	10,595	3,751	0.46%
New Single Family Housing Construction	52	8,518	4,513	0.55%
Passenger Car Leasing	141	9,163	9,009	1.09%
Hotels	14	8,253	5,987	0.73%
Religious Organizations	33	8,083	6,980	0.85%
Car Washes	10	6,633	6,473	0.79%
Site Preparation Contrators	48	5,016	2,584	0.31%
Other	21	9,814	5,423	0.66%

Totals	809	205,216	165,413	20.10%

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

In terms of qualifying for a PPP loan, an eligible business could apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs; or (2) $10 million. The PPP loans have the following terms: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the PPP loan, including any accrued interest, is eligible to be reduced by the amount of loan forgiveness available under the PPP, provided the employee and compensation levels of the business are maintained and at least 60% of the loan proceeds are used for payroll expenses.

In the initial CARES Act, $349 billion of funds were made available for PPP loans. This amount was fully exhausted prior to the end of April. Congress then passed an additional allocation of funds for the PPP loans, allowing a second round of applications to begin. As of September 30, 2020, the Corporation had PPP loans outstanding with current balances of $77.7 million. During the fourth quarter of 2020, some of these loans became eligible for forgiveness from the PPP, so as of December 31, 2020, the Corporation had PPP loans outstanding with a current balance of $48.0 million. It is anticipated that more loan forgiveness payments will be received in 2021. Management’s focus has been to serve the customers and market area that the Corporation serves.

ENB FINANCIAL CORP

Notes to Consolidated Financial Statements

In accordance with the SBA terms and conditions on these PPP loans, the Corporation received approximately $3.25 million in fees associated with the processing of these loans. All fee income is being deferred over the expected life of each PPP loan. In 2020, a total of $2.36 million of the $3.25 million was recognized into income. The majority of initial batch of the PPP loans carried a stated maturity of two years. In later batches of PPP loans the maturity can be five years, however the vast majority of the Corporation’s PPP loans carry a two-year maturity. When a PPP loan is paid off or forgiven, the remaining fee amount is taken into income. The Corporation expects there to be few loans that are on the books until the stated maturity dates.

COVID-19 Loan Forbearance Programs

As of December 31, 2020, over 330 of the Corporation’s customers had requested payment deferrals, or payments of interest only, on loans originally totaling over $65 million at the time of deferment. These loans now have a current balance of $54.6 million, or 6.6% of the total loan portfolio as of December 31, 2020. The current balance of these loans was $57.1 million as of September 30, 2020. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (TDRs) unless the borrower was previously experiencing financial difficulty. In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

Of the $54.6 million of current loan balances with payments being deferred, $43.8 million, or 80.4%, were in the form of commercial or agricultural loan deferments, with the vast majority of these commercial loan deferrals. The remaining loan deferments consisted of $10.5 million of residential mortgage deferrals and $184,000 of consumer loan deferrals. The vast majority of the COVID-19 loan payment deferrals were for a 90-day period.

As of December 31, 2020 the Corporation had eight commercial loans remaining on deferment totaling $4.6 million, and one consumer loan with a $7,000 balance. It is expected that all of these loans will return to normal payments during the first quarter of 2021.

As of December 31, 2020, the Corporation’s delinquent and non-performing levels were not yet materially impacted by the weaker economic conditions brought on by COVID-19. However, the Corporation did experience a sharp increase in the amount of impaired loans during the second half of 2020. Impaired loans grew from $2.8 million as of June 30, 2020 to $5.8 million as of December 31, 2020, a $3.0 million increase. This increase was solely due to a $3.6 million loan to one commercial borrower being classified as both impaired and a troubled debt restructuring. This borrower continues to perform according to restructured terms.

Due to the severity and length of this economic interruption, management does anticipate that the levels of delinquencies and non-performing loans will rise in 2021. The significance of the credit deterioration will depend on the length of time local business operations are curtailed, or limited, and the amount of time it takes for consumer confidence to rebuild and engage into increased purchasing activities. Management has already significantly increased the Corporation’s provision for loan losses in 2020, as qualitative factors have been increased based on predicted prolonged economic weakness, which is expected to impact more and more borrowers.

ENB FINANCIAL CORP

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer (Principal Executive Officer) and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of December 31, 2020, are effective in timely alerting them to material information relating to the Corporation required to be in the Corporation’s periodic filings under the Exchange Act.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2020, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2020, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control – Integrated Framework.”

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

ENB FINANCIAL CORP

/s/ Jeffrey S. Stauffer	/s/ Scott E. Lied
Jeffrey S. Stauffer	Scott E. Lied, CPA
Chairman of the Board	Treasurer
Chief Executive Officer and President	(Principal Financial Officer)
(Principal Executive Officer)

Ephrata, PA

March 29, 2021

Item 9B. Other Information

None

ENB FINANCIAL CORP

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions, “Election of Directors,” “Information and Qualifications of Nominees for Director and Continuing Directors,” “Meetings and Committees of the Board of Directors – Audit Committee,” “Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 11, 2021, which is incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. The Code of Ethics is attached as Exhibit 14 to this Form 10-K.

There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors during the fourth quarter of 2020.

Item 11. Executive Compensation

The information required by this Item, relating to executive compensation, is set forth under the captions, “Board Compensation and Plan Information,” “Executive Compensation,” “Retirement Plans,” and “Potential Payments Upon Termination or Change in Control,” in the Summary Compensation Table, Defined Contribution Profit Sharing Plan Table, and the 401(k) Savings Plan – Match Data Table of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders, to be held on May 11, 2021, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, related to beneficial ownership of the Corporation’s common stock, is set forth under the caption, “Share Ownership” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 11, 2021, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item related to transactions with management and others, certain business relationships, and indebtedness of management, is set forth under the caption, “Transactions with Related Persons,” and “Governance of the Company” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 11, 2021, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item related to fees and the audit committees’ pre-approved policies are set forth under the caption, “Audit Committee Report” of the Corporation’s definitive Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on May 11, 2021, which is incorporated herein by reference.

ENB FINANCIAL CORP

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.

The following financial statements are included by reference in Part II, Item 8 hereof:

•	Report of Independent Registered Accounting Firm
•	Consolidated Balance Sheets
•	Consolidated Statements of Income
•	Consolidated Statements of Comprehensive Income
•	Consolidated Statements of Changes in Stockholders’ Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements

2.	The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required, or is shown in the respective consolidated financial statements or the notes thereto.

3.	The Exhibits filed herewith or incorporated by reference as a part of this Annual Report, are set forth in (b), below.

(b)	EXHIBITS

3 (i)	Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on June 7, 2019.)

3 (ii)	Bylaws of the Registrant, as amended. (Incorporated herein by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on January 15, 2010.)

10.1	Form of Deferred Income Agreement. (Incorporated herein by reference to Exhibit 10.1 of the Corporation’s Form 10-Q, filed with the SEC on August 13, 2008.)

10.2	2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8, filed with the SEC on October 1, 2020.)

10.3	2020 Non-Employee Directors’ Stock Plan (Incorporated herein by reference to Exhibit 99.1 of the Corporation’s Form S-8 filed with the SEC on June 3, 2020.)

14	Code of Ethics Policy of Registrant as amended March 11, 2009. (Incorporated herein by reference to Exhibit 14 of the Corporation’s Form 10-K filed with the SEC on March 12, 2009.)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

31.2	Section 302 Principal Financial Officer Certification (Required by Rule 13a-14(a)/15a-14(a)).

32.1	Section 1350 Chief Executive Officer Certification (Required by Rule 13a-14(b)).

32.2	Section 1350 Principal Financial Officer Certification (Required by Rule 13a-14(b)).

101	Interactive Data File

(c)	NOT APPLICABLE.

ENB FINANCIAL CORP

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENB FINANCIAL CORP

By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jeffrey S. Stauffer	Chairman of the Board,	March 29, 2021
(Jeffrey S. Stauffer)	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott E. Lied, CPA	Treasurer	March 29, 2021
(Scott E. Lied)	(Principal Financial Officer)

/s/ Aaron L. Groff, Jr.	Director	March 29, 2021
(Aaron L. Groff, Jr.)

/s/ Joshua E. Hoffman	Director	March 29, 2021
(Joshua E. Hoffman)

/s/ Willis R. Lefever	Director	March 29, 2021
(Willis R. Lefever)

/s/ Jay S. Martin	Director	March 29, 2021
(Jay S. Martin)

/s/ Susan Young Nicholas, Esq.	Director	March 29, 2021
(Susan Young Nicholas)

/s/ Dr. Brian K. Reed	Director	March 29, 2021
(Dr. Brian K. Reed)

/s/ Mark C. Wagner	Director	March 29, 2021
(Mark C. Wagner)

/s/ Judith A. Weaver	Director	March 29, 2021
(Judith A. Weaver)

/s/ Roger L. Zimmerman	Director	March 29, 2021
(Roger L. Zimmerman)