Form 10-Q
period 2021-03-31
ENB Financial Corp
filed 2021-05-14
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2021, the registrant had 5,566,566 shares of $0.10 (par) Common Stock outstanding.

Index

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

March 31, 2021

Index

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,	March 31,
	2021	2020	2020
	$	$	$
ASSETS
Cash and due from banks	19,366	21,665	14,346
Interest-bearing deposits in other banks	69,248	73,274	9,066
Total cash and cash equivalents	88,614	94,939	23,412
Securities available for sale (at fair value)	531,600	476,428	320,568
Equity securities (at fair value)	7,217	7,105	6,640
Loans held for sale	2,018	3,029	2,419
Loans (net of unearned income)	841,934	823,370	764,120
Less: Allowance for credit losses	12,690	12,327	9,803
Net loans	829,244	811,043	754,317
Premises and equipment	24,742	24,760	25,044
Regulatory stock	6,160	6,107	7,222
Bank owned life insurance	29,833	29,646	29,012
Other assets	12,461	9,256	9,362
Total assets	1,531,889	1,462,313	1,177,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	580,003	534,853	363,766
Interest-bearing	745,384	717,958	619,086
Total deposits	1,325,387	1,252,811	982,852
Short-term borrowings	—	—	3,500
Long-term debt	52,792	54,790	71,531
Subordinated debt	19,620	19,601	—
Other liabilities	5,269	4,895	3,607
Total liabilities	1,403,068	1,332,097	1,061,490
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,566,566 as of 3/31/21,
5,566,230 as of 12/31/20, and 5,598,501 as of 3/31/20	574	574	574
Capital surplus	4,460	4,444	4,476
Retained earnings	124,285	120,670	113,207
Accumulated other comprehensive income net of tax	2,924	7,958	1,103
Less: Treasury stock cost on 172,548 shares as of 3/31/21, 172,884 as of 12/31/20,
and 140,613 as of 3/31/20	(3,422)	(3,430)	(2,854)
Total stockholders' equity	128,821	130,216	116,506
Total liabilities and stockholders' equity	1,531,889	1,462,313	1,177,996

See Notes to the Unaudited Consolidated Interim Financial Statements

 Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months ended March 31,
	2021	2020
	$	$
Interest and dividend income:
Interest and fees on loans	8,385	8,452
Interest on securities available for sale
Taxable	1,079	1,221
Tax-exempt	952	566
Interest on deposits at other banks	22	60
Dividend income	92	188

Total interest and dividend income	10,530	10,487

Interest expense:
Interest on deposits	314	809
Interest on borrowings	537	462

Total interest expense	851	1,271

Net interest income	9,679	9,216

Provision for loan losses	375	350

Net interest income after provision for loan losses	9,304	8,866

Other income:
Trust and investment services income	670	622
Service fees	614	679
Commissions	864	686
Gains on the sale of debt securities, net	87	282
Gains (losses) on equity securities, net	248	(230)
Gains on sale of mortgages	1,930	541
Earnings on bank-owned life insurance	216	206
Other income (loss)	689	(19)

Total other income	5,318	2,767

Operating expenses:
Salaries and employee benefits	5,699	5,696
Occupancy	683	591
Equipment	267	290
Advertising & marketing	190	274
Computer software & data processing	1,098	706
Shares tax	280	239
Professional services	439	623
Other expense	531	691

Total operating expenses	9,187	9,110

Income before income taxes	5,435	2,523

Provision for federal income taxes	931	358

Net income	4,504	2,165

Earnings per share of common stock	0.81	0.38

Weighted average shares outstanding	5,561,603	5,627,257

See Notes to the Unaudited Consolidated Interim Financial Statements

 Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months ended March 31,
	2021	2020
	$	$

Net income	4,504	2,165

Other comprehensive loss, net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized losses arising during the period	(6,282)	(349)
Income tax effect	1,317	75
	(4,965)	(274)

Gains recognized in earnings	(87)	(282)
Income tax effect	18	59
	(69)	(223)

Other comprehensive loss, net of tax	(5,034)	(497)

Comprehensive (loss) income	(530)	1,668

See Notes to the Unaudited Consolidated Interim Financial Statements

 Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, December 31, 2019	574	4,482	111,944	1,600	(1,912)	116,688
Net income	—	—	2,165	—	—	2,165
Other comprehensive loss net of tax	—	—	—	(497)	—	(497)
Treasury stock purchased - 49,911 shares	—	—	—	—	(1,098)	(1,098)
Treasury stock issued - 7,670 shares	—	(6)	—	—	156	150
Cash dividends paid, $0.16 per share	—	—	(902)	—	—	(902)
Balances, March 31, 2020	574	4,476	113,207	1,103	(2,854)	116,506

Balances, December 31, 2020	574	4,444	120,670	7,958	(3,430)	130,216
Net income	—	—	4,504	—	—	4,504
Other comprehensive loss net of tax	—	—	—	(5,034)	—	(5,034)
Treasury stock purchased - 7,600 shares	—	—	—	—	(149)	(149)
Treasury stock issued - 7,936 shares	—	16	—	—	157	173
Cash dividends paid, $0.16 per share	—	—	(889)	—	—	(889)
Balances, March 31, 2021	574	4,460	124,285	2,924	(3,422)	128,821

See Notes to the Unaudited Consolidated Interim Financial Statements

 Index

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)	Three Months Ended March 31,
	2021	2020
	$	$
Cash flows from operating activities:
Net income	4,504	2,165
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	771	845
Amortization of operating leases right-of-use assets	45	44
Increase in interest receivable	(565)	(24)
Increase (decrease) in interest payable	176	(36)
Provision for loan losses	375	350
Gains on sale of debt securities, net	(87)	(282)
(Gain) loss on equity securities, net	(248)	230
Gains on sale of mortgages	(1,930)	(541)
Loans originated for sale	(29,884)	(14,037)
Proceeds from sales of loans	32,825	14,501
Earnings on bank-owned life insurance	(216)	(206)
Depreciation of premises and equipment and amortization of software	376	384
Deferred income tax	(30)	(143)
Amortization of deferred fees on subordinated debt	19	—
Other assets and other liabilities, net	(999)	(145)
Net cash provided by operating activities	5,132	3,105

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	20,943	24,372
Proceeds from sales	50,341	27,409
Purchases	(133,849)	(65,490)
Equity securities:
Proceeds from sales	428	—
Purchases	(292)	—
Purchase of regulatory bank stock	(400)	(570)
Redemptions of regulatory bank stock	347	639
Net increase in loans	(18,238)	(10,614)
Purchases of premises and equipment, net	(311)	(364)
Purchase of computer software	(139)	(1)
Net cash used for investing activities	(81,170)	(24,619)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	72,511	11,968
Net increase (decrease) in time deposits	65	(3,204)
Net increase in short-term borrowings	—	3,300
Proceeds from long-term debt	—	10,000
Repayments of long-term debt	(1,998)	(16,341)
Dividends paid	(889)	(902)
Proceeds from sale of treasury stock	173	150
Treasury stock purchased	(149)	(1,098)
Net cash provided by financing activities	69,713	3,873
Decrease in cash and cash equivalents	(6,325)	(17,641)
Cash and cash equivalents at beginning of period	94,939	41,053
Cash and cash equivalents at end of period	88,614	23,412

Supplemental disclosures of cash flow information:
Interest paid	675	1,307
Income taxes paid	—	—
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	(6,369)	(629)

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the first quarter of 2021, is reporting on the results of operations and financial condition of ENB Financial Corp.

Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

2.       Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities held at March 31, 2021,

and December 31, 2020, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2021
U.S. government agencies	29,623	119	(562)	29,180
U.S. agency mortgage-backed securities	67,875	1,194	(486)	68,583
U.S. agency collateralized mortgage obligations	40,214	651	(79)	40,786
Asset-backed securities	96,592	707	(299)	97,000
Corporate bonds	66,376	841	(73)	67,144
Obligations of states and political subdivisions	227,217	4,237	(2,547)	228,907
Total securities available for sale	527,897	7,749	(4,046)	531,600

December 31, 2020
U.S. government agencies	54,224	144	(7)	54,361
U.S. agency mortgage-backed securities	69,777	1,441	(166)	71,052
U.S. agency collateralized mortgage obligations	34,449	640	(54)	35,035
Asset-backed securities	60,387	433	(345)	60,475
Corporate bonds	60,387	1,348	(12)	61,723
Obligations of states and political subdivisions	187,132	6,727	(77)	193,782
Total securities available for sale	466,356	10,733	(661)	476,428

The amortized cost and fair value of securities available for sale at March 31, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	39,983	40,532
Due after one year through five years	108,819	111,055
Due after five years through ten years	100,881	100,704
Due after ten years	278,214	279,309
Total debt securities	527,897	531,600

Securities available for sale with a par value of $86,896,000 and $86,849,000 at March 31, 2021, and December 31, 2020, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $90,400,000 at March 31, 2021, and $91,666,000 at December 31, 2020.

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2021	2020
	$	$
Proceeds from sales	50,341	27,409
Gross realized gains	141	297
Gross realized losses	(54)	(15)

Management evaluates all of the Corporation’s securities for other-than-temporary impairment (OTTI) on a periodic basis. No securities in the portfolio had other-than-temporary impairment recorded in the first three months of 2021 or 2020.

Information pertaining to securities with gross unrealized losses at March 31, 2021, and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of March 31, 2021
U.S. government agencies	23,848	(562)	—	—	23,848	(562)
U.S. agency mortgage-backed securities	26,442	(479)	588	(7)	27,030	(486)
U.S. agency collateralized mortgage obligations	8,038	(63)	2,969	(16)	11,007	(79)
Asset-backed securities	36,047	(179)	10,669	(120)	46,716	(299)
Corporate bonds	14,137	(73)	—	—	14,137	(73)
Obligations of states & political subdivisions	105,959	(2,547)	—	—	105,959	(2,547)

Total temporarily impaired securities	214,471	(3,903)	14,226	(143)	228,697	(4,046)

As of December 31, 2020
U.S. government agencies	42,988	(7)	—	—	42,988	(7)
U.S. agency mortgage-backed securities	15,995	(157)	2,221	(9)	18,216	(166)
U.S. agency collateralized mortgage obligations	12,933	(54)	—	—	12,933	(54)
Asset-backed securities	8,465	(20)	18,080	(325)	26,545	(345)
Corporate bonds	—	—	3,016	(12)	3,016	(12)
Obligations of states & political subdivisions	15,666	(77)	—	—	15,666	(77)

Total temporarily impaired securities	96,047	(315)	23,317	(346)	119,364	(661)

In the debt security portfolio there were 110 positions that were carrying unrealized losses as of March 31, 2021. There were no instruments considered to be other-than-temporarily impaired at March 31, 2021.

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

3.       Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at March 31, 2021 and December 31, 2020.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
March 31, 2021
CRA-qualified mutual funds	6,190	—	—	6,190
Bank stocks	927	108	(8)	1,027
Total equity securities	7,117	108	(8)	7,217

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2020
CRA-qualified mutual funds	6,176	—	—	6,176
Bank stocks	982	53	(106)	929
Total equity securities	7,158	53	(106)	7,105

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three months ended March 31, 2021 and 2020, and the portion of unrealized gains and losses for the period that relates to equity investments held as of March 31, 2021 and 2020.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2021	2020
	$	$

Net gains (losses) recognized in equity securities during the period	248	(230)

Less: Net gains realized on the sale of equity securities during the period	95	—

Unrealized gains (losses) recognized in equity securities held at reporting date	153	(230)

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

4.        Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of March 31, 2021, and December 31, 2020:

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2021	2020
	$	$
Commercial real estate
Commercial mortgages	144,939	142,698
Agriculture mortgages	178,070	176,005
Construction	21,317	23,441
Total commercial real estate	344,326	342,144

Consumer real estate (a)
1-4 family residential mortgages	265,127	263,569
Home equity loans	10,614	10,708
Home equity lines of credit	70,898	71,290
Total consumer real estate	346,639	345,567

Commercial and industrial
Commercial and industrial	111,036	97,896
Tax-free loans	16,233	10,949
Agriculture loans	18,466	20,365
Total commercial and industrial	145,735	129,210

Consumer	4,827	5,155

Gross loans prior to deferred fees	841,527	822,076

Deferred loan costs, net	407	1,294
Allowance for credit losses	(12,690)	(12,327)
Total net loans	829,244	811,043

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $253,527,000 and $235,437,000 as of March 31, 2021, and December 31, 2020, respectively.

The largest movement within the Corporation’s loan portfolio since December 31, 2020 was the growth in the commercial and industrial loan sector, which experienced a $13.1 million, or 13.4% increase. This was a direct result of the Small Business Administration’s Paycheck Protection Program (PPP) established as part of the CARES Act passed in March 2020, to provide relief to small businesses from the impact of COVID-19. The Corporation began making these loans in early April 2020, but many of the original PPP loans had been forgiven as of December 31, 2020. Beginning in early 2021, another round of PPP funding was approved and the Corporation had again begun making loans under this program. The majority of these new loans have been written with a five-year term, however management expects the vast majority of these loans to be forgiven by the SBA, or paid off by the borrower, prior to maturity of the loan. As a result, management expects the commercial and industrial loan balances to decline by December 31, 2021 with further declines during 2022.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of March 31, 2021 and December 31, 2020. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The Corporation's internally assigned grades for commercial credits are as follows:

•	Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•	Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem, if not corrected.

•	Substandard – loans that have a well-defined weakness based on objective evidence and characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

•	Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

March 31, 2021	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	134,318	169,690	15,787	100,413	16,233	17,359	453,800
Special Mention	5,437	—	5,530	6,540	—	85	17,592
Substandard	5,184	8,380	—	4,083	—	1,022	18,669
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	144,939	178,070	21,317	111,036	16,233	18,466	490,061

December 31, 2020	Commercial Mortgages	Agriculture Mortgages	Construction	Commercial and Industrial	Tax-free Loans	Agriculture Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	133,853	166,102	21,142	87,767	10,949	18,586	438,399
Special Mention	3,683	1,651	2,299	5,592	—	774	13,999
Substandard	5,162	8,252	—	4,537	—	1,005	18,956
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	142,698	176,005	23,441	97,896	10,949	20,365	471,354

Substandard loans decreased by $287,000, or 1.5%, while special mention loans have increased by $3,593,000, or 25.7%, from December 31, 2020 to March 31, 2021. Substandard loans decreased from $19.0 million to $18.7 million from December 31, 2020, to March 31, 2021 while special mention loans increased from $14.0 million to $17.6 million during this same period. The loan areas that experienced material changes in special mention were commercial mortgages and construction loans. Under commercial mortgages, one $1.5 million loan was transferred to special mention due to COVID-19 negatively impacting business operations. This was the primary reason for the increase in special mention loans as well as other smaller loan relationships that were downgraded during the first quarter of 2021.

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of March 31, 2021 and December 31, 2020:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

March 31, 2021	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	264,943	10,614	70,898	4,814	351,269
Non-performing	184	—	—	13	197

Total	265,127	10,614	70,898	4,827	351,466

December 31, 2020	1-4 Family Residential Mortgages	Home Equity Loans	Home Equity Lines of Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	262,185	10,708	71,267	5,141	349,301
Non-performing	1,384	—	23	14	1,421

Total	263,569	10,708	71,290	5,155	350,722

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of March 31, 2021 and December 31, 2020:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
March 31, 2021	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	192	192	144,747	144,939	—
Agriculture mortgages	245	—	—	245	177,825	178,070	—
Construction	—	—	—	—	21,317	21,317	—
Consumer real estate
1-4 family residential mortgages	1,351	174	184	1,709	263,418	265,127	139
Home equity loans	—	—	—	—	10,614	10,614	—
Home equity lines of credit	—	—	—	—	70,898	70,898	—
Commercial and industrial
Commercial and industrial	14	—	444	458	110,578	111,036	—
Tax-free loans	—	—	—	—	16,233	16,233	—
Agriculture loans	6	—	—	6	18,460	18,466	—
Consumer	8	1	13	22	4,805	4,827	13
Total	1,624	175	833	2,632	838,895	841,527	152

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable >
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	90 Days and
December 31, 2020	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	—	—	208	208	142,490	142,698	—
Agriculture mortgages	—	—	—	—	176,005	176,005	—
Construction	—	—	—	—	23,441	23,441	—
Consumer real estate
1-4 family residential mortgages	618	—	1,384	2,002	261,567	263,569	1,336
Home equity loans	1	—	—	1	10,707	10,708	—
Home equity lines of credit	—	—	23	23	71,267	71,290	23
Commercial and industrial
Commercial and industrial	—	—	469	469	97,427	97,896	—
Tax-free loans	—	—	—	—	10,949	10,949	—
Agriculture loans	42	—	—	42	20,323	20,365	—
Consumer	23	3	14	40	5,115	5,155	14
Total	684	3	2,098	2,785	819,291	822,076	1,373

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2021 and December 31, 2020:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2021	2020
	$	$

Commercial real estate
Commercial mortgages	192	208
Agriculture mortgages	—	—
Construction	—	—
Consumer real estate
1-4 family residential mortgages	45	48
Home equity loans	—	—
Home equity lines of credit	—	—
Commercial and industrial
Commercial and industrial	444	469
Tax-free loans	—	—
Agriculture loans	—	—
Consumer	—	—
Total	681	725

As of March 31, 2021 and December 31, 2020, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three months ended March 31, 2021 and March 31, 2020, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2021	2020
	$	$

Average recorded balance of impaired loans	5,739	3,937
Interest income recognized on impaired loans	66	35

No loan modifications were made during the first quarter of 2021 that would be considered a troubled debt restructuring (TDR). There was one loan modification made during the third quarter of 2020 that would be considered a TDR. One $3.6 million loan was restructured to provide relief to the commercial borrower by reducing the interest rate, providing a six-month interest only period, and extending the amortization period by an additional nine years. In addition to this TDR, deferments of principal related to the impact of COVID-19 did occur beginning in late March 2020, however these modifications are not considered a TDR under the revised COVID-19 regulatory guidance. There was one loan modification that occurred during the first quarter of 2019, constituting a TDR. A modification of the payment terms to a loan customer are considered a TDR if a concession was made to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments. Included in the impaired loan portfolio are three loans to unrelated borrowers that are being reported as TDRs. The balance of these three TDR loans was $5,018,000 as of March 31, 2021. None of these TDR loans are non-accrual.

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information regarding impaired loans by loan portfolio class as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021, and the twelve months ended December 31, 2020:

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
March 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	238	274	—	253	8
Agriculture mortgages	796	796	—	802	10
Construction	—	—	—	—	—
Total commercial real estate	1,034	1,070	—	1,055	18

Commercial and industrial
Commercial and industrial	444	484	—	455	6
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	444	484	—	455	6

Total with no related allowance	1,478	1,554	—	1,510	24

With an allowance recorded:
Commercial real estate
Commercial mortgages	3,570	3,570	1,099	3,578	42
Agriculture mortgages	651	651	14	651	—
Construction	—	—	—	—	—
Total commercial real estate	4,221	4,221	1,113	4,229	42

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	4,221	4,221	1,113	4,229	42

Total by loan class:
Commercial real estate
Commercial mortgages	3,808	3,844	1,099	3,831	50
Agriculture mortgages	1,447	1,447	14	1,453	10
Construction	—	—	—	—	—
Total commercial real estate	5,255	5,291	1,113	5,284	60

Commercial and industrial
Commercial and industrial	444	484	—	455	6
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	444	484	—	455	6

Total	5,699	5,775	1,113	5,739	66

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS
(DOLLARS IN THOUSANDS)
December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	256	318	—	798	—
Agriculture mortgages	806	835	—	1,170	46
Construction	—	—	—	—	—
Total commercial real estate	1,062	1,153	—	1,968	46

Commercial and industrial
Commercial and industrial	469	504	—	513	23
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	469	504	—	513	23

Total with no related allowance	1,531	1,657	—	2,481	69

With an allowance recorded:
Commercial real estate
Commercial mortgages	3,581	3,581	1,110	1,468	57
Agriculture mortgages	651	651	21	679	34
Construction	—	—	—	—	—
Total commercial real estate	4,232	4,232	1,131	2,147	91

Commercial and industrial
Commercial and industrial	—	—	—	—	—
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—

Total with a related allowance	4,232	4,232	1,131	2,147	91

Total by loan class:
Commercial real estate
Commercial mortgages	3,837	3,899	1,110	2,266	57
Agriculture mortgages	1,457	1,486	21	1,849	80
Construction	—	—	—	—	—
Total commercial real estate	5,294	5,385	1,131	4,115	137

Commercial and industrial
Commercial and industrial	469	504	—	513	23
Tax-free loans	—	—	—	—	—
Agriculture loans	—	—	—	—	—
Total commercial and industrial	469	504	—	513	23

Total	5,763	5,889	1,131	4,628	160

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2021:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2020	6,329	3,449	1,972	52	525	12,327

Charge-offs	—	—	—	(14)	—	(14)
Recoveries	—	—	1	1	—	2
Provision	173	(41)	(15)	20	238	375

Balance - March 31, 2021	6,502	3,408	1,958	59	763	12,690

During the three months ended March 31, 2021, management charged off $14,000 in loans while recovering $2,000 and added $375,000 to the provision. The unallocated portion of the allowance increased from 4.3% of total reserves as of December 31, 2020, to 6.0% as of March 31, 2021. Management monitors the unallocated portion of the allowance with a desire to maintain it at approximately 5% over the long term, with a requirement of it not to exceed 10%.

During the three months ended March 31, 2021, net provision expense was recorded for the commercial real estate sector as well as the consumer sector with credit provisions recorded for the consumer real estate and commercial and industrial sectors. The higher provision in the commercial real estate sector was due to growth in this portfolio of loans since December 31, 2020, as well as an increase in the qualitative factor related to the trends in the nature and volume of this sector. There were minimal charge-offs and recoveries recorded during the three months ended March 31, 2021, so the provision expense was primarily related to an increase in loan balances as well as slightly higher unallocated portion of the allowance.

As of March 31, 2021, the Corporation’s total delinquencies were 0.31%, a decline from 0.34% at December 31, 2020. The Corporation’s total delinquencies continue to compare favorably to the national uniform bank performance group, which was at 1.31% as of December 31, 2020.

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

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2020:

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

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of March 31, 2021 and December 31, 2020:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

As of March 31, 2021:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	1,113	—	—	—	—	1,113
Ending balance: collectively evaluated
for impairment	5,389	3,408	1,958	59	763	11,577

Loans receivable:
Ending balance	344,326	346,639	145,735	4,827		841,527
Ending balance: individually evaluated
for impairment	5,255	—	444	—		5,699
Ending balance: collectively evaluated
for impairment	339,071	346,639	145,291	4,827		835,828

As of December 31, 2020:	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated
for impairment	1,131	—	—	—	—	1,131
Ending balance: collectively evaluated
for impairment	5,198	3,449	1,972	52	525	11,196

Loans receivable:
Ending balance	342,144	345,567	129,210	5,155		822,076
Ending balance: individually evaluated
for impairment	5,294	—	469	—		5,763
Ending balance: collectively evaluated
for impairment	336,850	345,567	128,741	5,155		816,313

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

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	March 31, 2021
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	29,180	—	29,180
U.S. agency mortgage-backed securities	—	68,583	—	68,583
U.S. agency collateralized mortgage obligations	—	40,786	—	40,786
Asset-backed securities	—	97,000	—	97,000
Corporate bonds	—	67,144	—	67,144
Obligations of states & political subdivisions	—	228,907	—	228,907
Equity securities	7,217	—	—	7,217

Total securities	7,217	531,600	—	538,817

On March 31, 2021, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of March 31, 2021, the CRA fund investments had a $6,190,000 book and fair market value and the bank stock portfolio had a book value of $927,000, and fair market value of $1,027,000.

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

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2020
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	—	54,361	—	54,361
U.S. agency mortgage-backed securities	—	71,052	—	71,052
U.S. agency collateralized mortgage obligations	—	35,035	—	35,035
Asset-backed securities	—	60,475	—	60,475
Corporate bonds	—	61,723	—	61,723
Obligations of states & political subdivisions	—	193,782	—	193,782
Equity securities	7,105	—	—	7,105

Total securities	7,105	476,428	—	483,533

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

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(Dollars in Thousands)

	March 31, 2021
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$4,586	$4,586
Total	$—	$—	$4,586	$4,586

	December 31, 2020
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$—	$—	$4,632	$4,632
Total	$—	$—	$4,632	$4,632

The Corporation had a total of $5,699,000 of impaired loans as of March 31, 2021, with $1,113,000 of specific allocation against these loans and $5,763,000 of impaired loans as of December 31, 2020, with $1,131,000 of specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS
(DOLLARS IN THOUSANDS)
March 31, 2021
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	4,586	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
expenses (2)

December 31, 2020
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	4,632	Appraisal of	Appraisal	-20% (-20%)
		collateral (1)	adjustments (2)
			Liquidation	-10% (-10%)
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

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	March 31, 2021
			Quoted Prices in
			Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	88,614	88,614	88,614	—	—
Regulatory stock	6,160	6,160	6,160	—	—
Loans held for sale	2,018	2,018	2,018	—	—
Loans, net of allowance	829,244	844,405	—	—	844,405
Mortgage servicing assets	1,314	1,779	—	—	1,779
Accrued interest receivable	5,111	5,111	5,111	—	—
Bank owned life insurance	29,833	29,833	29,833	—	—

Financial Liabilities:
Demand deposits	580,003	580,003	580,003	—	—
Interest-bearing demand deposits	46,509	46,509	46,509	—	—
NOW accounts	125,101	125,101	125,101	—	—
Money market deposit accounts	151,297	151,297	151,297	—	—
Savings accounts	303,324	303,324	303,324	—	—
Time deposits	119,153	120,299	—	—	120,299
Total deposits	1,325,387	1,326,533	1,206,234	—	120,299

Long-term debt	52,792	50,452	—	—	50,452
Subordinated debt	19,620	19,157	—	—	19,157
Accrued interest payable	496	496	496	—	—

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

7.       Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of March 31, 2021, firm loan commitments were $95.5 million, unused lines of credit were $334.0 million, and open letters of credit were $9.7 million. The total of these commitments was $439.2 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

8. Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2020	7,958
Other comprehensive loss before reclassifications	(4,965)
Amount reclassified from accumulated other comprehensive income (loss)	(69)
Period change	(5,034)

Balance at March 31, 2021	2,924

Balance at December 31, 2019	1,600
Other comprehensive loss before reclassifications	(274)
Amount reclassified from accumulated other comprehensive income (loss)	(223)
Period change	(497)

Balance at March 31, 2020	1,103

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended March 31,
	2021	2020	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains,	87	282	Gains on the sale of
reclassified into earnings			debt securities, net
Related income tax expense	(18)	(59)	Provision for federal income taxes
Net effect on accumulated other comprehensive
income (loss) for the period	69	223

9. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Corporation accounts for all lease agreements in accordance with ASC Topic 842. For the Corporation, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Corporation is the lessee.

All of these leases in which the Corporation is the lessee are comprised of real estate property for branches and office space with terms extending through 2026. All of the Corporation’s leases are classified as operating leases, and therefore, were previously not recognized on the Corporation’s Consolidated Balance Sheets. In accordance with Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as a right-of use (“ROU”) asset and a corresponding lease liability.

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table represents the Consolidated Balance Sheet classification of the Corporation’s ROU assets and lease liabilities.

Lease Consolidated Balance Sheets Classification
(Dollars in Thousands)	Classification	March 31, 2021	December 31, 2020
Lease Right-of-Use Assets

Operating lease right-of use assets	Other Assets	$683	728

Lease Liabilities
Operating lease liabilties	Other Liabilities	$695	740

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

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	4.2 years	4.4 years
Weighted-average discount rate
Operating leases	3.11%	3.11%

The following table represents lease costs and other lease information. As the Corporation elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2021 were as follows:

Lease Payment Schedule
(Dollars in Thousands)	Operating Leases
Twelve Months Ended:
March 31, 2022	$206
March 31, 2023	155
March 31, 2024	154
March 31, 2025	155
March 31, 2026	61
Thereafter	12
Total Future Minimum Lease Payments	743
Amounts Representing Interests	(48)
Present Value of Net Future Minimum Lease Payments	$695

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

10. Risks and Uncertainties

COVID-19 Update

The following table provides information with respect to our commercial loans by type at March 31, 2021.

At Risk

(Dollars in Thousands)	#	$	$	%
	Number	Total	Principal	of Total
	of	Loan	Balance	Loan
Loan Type	Loans	Exposure	of Loans	Balance
Lessors of Nonresidential Buildings	162	80,435	72,980	8.67%
Lessors of Residential Buildings	207	42,041	37,301	4.43%
Specialized Freight	29	16,441	12,090	1.44%
Residential Remodelers	94	10,533	3,916	0.47%
New Single Family Housing Construction	50	8,190	3,721	0.44%
Passenger Car Leasing	154	9,749	9,730	1.16%
Hotels	13	7,436	6,512	0.77%
Religious Organizations	34	7,468	6,368	0.76%
Car Washes	7	6,345	6,184	0.73%
Concrete & Structural Contrators	21	5,522	3,647	0.43%
Other	67	14,991	8,122	0.96%

Totals	838	209,151	170,571	20.23%

The Corporation has a diversified commercial loan portfolio that is consistent with the diversified economies of Lancaster, Lebanon and Berks Counties in Pennsylvania, the Corporation’s market area. The above chart is focused on loan types that are commonly known to be at risk or negatively impacted by the COVID-19 pandemic and its effects. The Corporation’s largest exposure to at risk loan types are loans on leased commercial property and loans on residential investment properties. The Corporation has a relatively low exposure to the hospitality industry, including restaurants. Single loan type exposures falling under the other category do not exceed 0.5% of total loans and include loan types such as site preparation contractors, fuel dealers, and recreational centers. The above levels of exposure to these at risk loan types have not had significant movements from 2020 to 2021. Management does not expect any significant movements in these exposures going forward.

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

In the initial CARES Act, $349 billion of funds were made available for PPP loans. This amount was fully exhausted prior to the end of April. Congress then passed an additional allocation of funds for the PPP loans, allowing a second round of applications to begin. The Corporation generated PPP loans under this initial plan in the amount of approximately $78 million. In the first quarter of 2021, the SBA made another round of PPP funding available and the Corporation made additional loans to qualifying small businesses. Additionally, some of the original PPP loans became eligible for forgiveness. As a result of the forgiveness of some of the original PPP loans and the initiation of additional PPP loans, the total balance of PPP loans at March 31, 2021, was $58.1 million. Management’s focus has been to serve the customers and market area that the Corporation serves.

 Index

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

In accordance with the SBA terms and conditions on these PPP loans, as of March 31, 2021, the Corporation received approximately $5.1 million in fees associated with the processing of these loans. All fee income is being deferred over the expected life of each PPP loan. The initial batch of the PPP loans carried a stated maturity of two years. In later batches of PPP loans the maturity can be five years, however the majority of the Corporation’s PPP loans carry a two-year maturity. When a PPP loan is paid off or forgiven, the remaining fee amount is taken into income. The Corporation expects there to be few loans that are on the books until the stated maturity dates.

COVID-19 Loan Forbearance Programs

As of March 31, 2021, over 330 of the Corporation’s customers had requested payment deferrals, or payments of interest only, on loans originally totaling over $65 million at the time of deferment. These loans now have a current balance of $52.0 million, or 6.2% of the total loan portfolio as of March 31, 2021. The current balance of these loans was $54.6 million as of December 31, 2020. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (TDRs) unless the borrower was previously experiencing financial difficulty. In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

Of the $52.0 million of current loan balances with payments being deferred, $41.7 million, or 80.3%, were in the form of commercial or agricultural loan deferments, with the vast majority of these commercial loan deferrals. The remaining loan deferments consisted of $10.1 million of residential mortgage deferrals and $162,000 of consumer loan deferrals. The vast majority of the COVID-19 loan payment deferrals were for a 90-day period. As of March 31, 2021 the Corporation had eight commercial loans remaining on deferment totaling $4.6 million. It is expected that all of these loans will return to normal payments during the second quarter of 2021.

As of March 31, 2021, the Corporation’s delinquent and non-performing levels were not yet materially impacted by the weaker economic conditions brought on by COVID-19. However, the Corporation did experience a sharp increase in the amount of impaired loans during the second half of 2020. Impaired loans grew from $3.9 million as of March 31, 2020 to $5.7 million as of March 31, 2021, a $1.8 million increase. This increase was solely due to a $3.6 million loan to one commercial borrower being classified as both impaired and a troubled debt restructuring. This borrower continues to perform according to restructured terms. Partially offsetting this additional impaired loan, other impaired loans paid off or paid down resulting in the lower level of increase.

Due to the severity and length of this economic interruption, management does anticipate that the levels of delinquencies and non-performing loans could rise in 2021. The significance of the credit deterioration will depend on the length of time local business operations are curtailed, or limited, and the amount of time it takes for consumer confidence to rebuild and engage into increased purchasing activities. Management has already significantly increased the Corporation’s provision for loan losses in 2020, as qualitative factors have been increased based on predicted prolonged economic weakness, which is expected to impact more and more borrowers.

11. Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for credit losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents management’s view of the financial condition and results of operations of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and other financial schedules included in this quarterly report, and in conjunction with the 2020 Annual Report to Shareholders of the Corporation. The financial condition and results of operations presented are not indicative of future performance.

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

Readers should note that many factors affect this forward-looking information, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference into this document. These factors include, but are not limited to, the following:

•	National and local economic conditions
•	Effects of economic conditions particularly with regard to the negative impact of severe, wide-ranging and continuing disruptions caused by the spread of coronavirus (COVID-19) and government and business responses thereto, specifically the effect on loan customers to repay loans
•	Health of the housing market
•	Real estate valuations and its impact on the loan portfolio
•	Interest rate and monetary policies of the Federal Reserve Board
•	Volatility of the securities markets including the valuation of securities
•	Future actions or inactions of the United States government, including a failure to increase the government debt limit, a prolonged shutdown of the federal government, increase in taxes or regulations, or increasing debt balances
•	Political changes and their impact on new laws and regulations
•	Competitive forces
•	Impact of mergers and acquisition activity in the local market and the effects thereof
•	Potential impact from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses
•	Changes in customer behavior impacting deposit levels and loan demand
•	Changes in accounting principles, policies, or guidelines as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standards setters
•	Ineffective business strategy due to current or future market and competitive conditions
•	Management’s ability to manage credit risk, liquidity risk, interest rate risk, and fair value risk
•	Operation, legal, and reputation risk
•	Results of the regulatory examination and supervision process
•	The impact of new laws and regulations
•	Possible changes to the capital and liquidity requirements and other regulatory pronouncements, regulations and rules
•	Large scale global disruptions such as pandemics, terrorism, trade wars, and armed conflict.
•	Local disruptions due to flooding, severe weather, or other natural disasters
•	The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful
•	Business and competitive disruptions caused by new market and industry entrants

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

Results of Operations

Overview

The first quarter of 2021 was positively impacted by a number of items resulting in very strong financial results. The COVID-19 pandemic continues to impact customer behavior and balance sheet growth, but there has not been significant negative impacts on earnings or credit. Customers have adapted to changes in behavior and the Corporation continues to seek ways to manage the structure of the balance sheet to ensure positive financial results now and in future time periods.

The Corporation recorded net income of $4,504,000 for the three-month period ended March 31, 2021, a $2,339,000, or 108.0% increase, from the $2,165,000 earned during the same period in 2020. The earnings per share, basic and diluted, were $0.81 for the three months ended March 31, 2021, compared to $0.38 for the same period in 2020, a 113.2% increase. The increase in the Corporation’s 2021 earnings was caused primarily by growth in gains on mortgages sold, other income, and net interest income.

The gains from the sale of mortgages were $1,930,000 for the three months ended March 31, 2021, compared to gains of $541,000 for the first quarter of 2020, an increase of $1,389,000, or 256.7%. The volume of mortgages sold was higher during the first three months of 2021 compared to the same period in the prior year. This volume has been driven by low market rates, which has caused an increase in refinancing activity over the course of the past year. Additionally, margins received on sold mortgages have been at higher levels supporting this higher level of gains. Gains on securities in total increased by $283,000, or 544.2%, for the three months ended March 31, 2021, compared to the same period in the prior year primarly driven by gains on equity securities sold as well as unrealized gains on equity securities recorded in income due to the increased market values of bank stocks as of March 31, 2021. Outside of mortgage and security gains, other non-interest income increased by $879,000, or 40.4% for the first quarter of 2021, due to many positive trends such as higher trust income, higher commissions on debit card interchange fees, and lower mortgage servicing asset amortization.

The Corporation’s NII increased by $463,000, or 5.0%, for the three months ended March 31, 2021, compared to the same period in 2020. The increase in NII primarily resulted from an increase in interest on securities available for sale of $244,000, or 13.7%, for the three-month period ended March 31, 2021, as well as a decrease in interest expense on deposits and borrowings of $420,000, or 33.0%. The low interest rate environment has caused a rapid decline in asset yield, but also a decline in the cost of funds, which has resulted in these much lower levels of interest expense.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE increased for the quarter-to-date period ended March 31, 2021, compared to the same period in the prior year, due to much higher earnings in the first quarter of 2021 compared to 2020.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Key Ratios	Three Months Ended
	March 31,
	2021	2020

Return on Average Assets	1.24%	0.74%
Return on Average Equity	14.03%	7.42%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income

NII represents the largest portion of the Corporation’s operating income. In the first three months of 2021, NII generated 64.5% of the Corporation’s revenue stream, which consists of net interest income and non-interest income, compared to 76.9% in the first three months of 2020. This significant decrease is a result of much higher levels of non-interest income primarily driven by mortgage gains in the first quarter of 2021 which made up 12.9% of the Corporation’s revenue stream, compared to only 4.5% in the first quarter of 2020. However, the overall performance of the Corporation is highly dependent on the changes in net interest income since it comprises such a significant portion of operating income.

The following table shows a summary analysis of net interest income on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE net interest income shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $268,000 for the three months ended March 31, 2021, compared to $166,000 for the same period in 2020.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31,
	2021	2020
	$	$
Total interest income	10,530	10,487
Total interest expense	851	1,271

Net interest income	9,679	9,216
Tax equivalent adjustment	268	166

Net interest income (fully taxable equivalent)	9,947	9,382

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect net interest income:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Federal funds rate, the Prime rate, the shape of the U.S. Treasury curve, and other wholesale funding curves, all affect NII. The Federal Reserve controls the Federal funds rate, which is one of a number of tools available to the Federal Reserve to conduct monetary policy. The Federal funds rate, and guidance on when the rate might be changed, is often the focal point of discussion regarding the direction of interest rates. During 2020, the Federal funds rate was decreased by 150 basis points in March taking the rate to 0.25% by March 31, 2020. With the declines in the Federal funds rate, the U.S. Treasury yield curve became flatter. Long-term rates like the ten-year U.S. Treasury were 232 basis points under the 3.25% Prime rate as of December 31, 2020. Long-term Treasury rates remained low throughout 2020, and with the decreases in the Federal Reserve short-term rates, the yield curve remained essentially flat throughout the year. Management had not anticipated the Fed rate decreases in the first quarter of 2020. During the first quarter of 2021, longer-term U.S. Treasury rates did increase adding some slope to the yield curve. The ten-year Treasury rate was 1.74% as of March 31, 2021, which was 151 basis points under the Prime rate. This Treasury rate movement makes it a little easier to get asset yield on the longer end of the curve, but yields are still compressed compared to years prior to 2020, making increasing asset yield much more difficult, which adds strain to NII and NIM.

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

As a result of a larger balance sheet in the first quarter of 2021, even with much lower asset yields, the Corporation’s NII on a tax equivalent basis increased while the Corporation’s margin decreased to 2.86% for the quarter, compared to 3.41% in the first quarter of 2020. Loan yields were lower in the first quarter of 2021 due to the 150 basis point Fed rate decline during the first quarter of 2020. The Corporation’s NII for the three months ended March 31, 2021 increased over the same period in 2020, by $565,000, or 6.0%. Management’s asset liability sensitivity measurements continue to show a benefit to both margin and NII given Federal Reserve rate increases. Actual results over the past two years have confirmed the asset sensitivity of the Corporation’s balance sheet. However, in a down-rate environment, the margin and NII would suffer unless balance sheet growth is enough to offset lower asset yields.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With lower Treasury rates in 2020, security reinvestment had generally been occurring at lower yield levels. With slightly higher Treasury rates in the first quarter of 2021, security yields have increased slightly, but still remain compressed compared to years prior to 2020.

The Corporation’s loan portfolio yield has decreased from the prior years’ period as the variable rate portion of the loan portfolio repriced lower with each Federal Reserve rate movement and some fixed rate borrowers requested loan modifications to reset their rates lower in the current record low market rate environment. The vast majority of the Corporation’s commercial Prime-based loans were priced at the Prime rate, which was 4.75% to start 2020, and then 4.25% as of March 4, 2020, and 3.25% as of March 16, 2020 through March 31, 2021. The pricing for the most typical five-year fixed rate commercial loans is currently in line with the Prime rate. With the significant 2020 Federal Reserve rate reductions, adding variable rate loans to the portfolio means they will be priced at very low rates to start but can reprice lower if the Federal Reserve lowers rates any further and would reprice higher if the Federal Reserve would increase rates. There are elements of the Corporation’s Prime-based commercial loans priced above the Prime rate based on the level of credit risk of the borrower. Management does price a portion of consumer variable rate loans above the Prime rate, which also helps to improve loan yield. Both commercial and consumer Prime-based pricing continues to be influenced by local competition.

Mid-term and long-term interest rates on average were higher in the first quarter of 2021 compared to the first quarter of 2020. The average rate of the 10-year U.S. Treasury was 1.34% in the first quarter of 2021 compared to 1.37% in the first quarter of 2020, and it stood at 1.74% on March 31, 2021, compared to 0.70% on March 31, 2020. The slope of the yield curve has been compressed throughout 2020 and 2021 with a little more slope in the first quarter of 2021. As of December 31, 2020, the 10-year U.S. Treasury rate was only 68 basis points higher than the Fed funds rate and as of March 31, 2021, it was 149 basis points higher than the Fed funds rate. The slope of the yield curve has fluctuated many times in the past two years with the 10-year U.S. Treasury yield as high as 1.88% in the first quarter of 2020 and 1.74% in the first quarter of 2021, and as low as 0.54% in the first quarter of 2020, and 0.93% in the first quarter of 2021.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s overall cost of funds, including non-interest bearing funds, remained stable through the first quarter of 2021 between 19 and 21 basis points. Management expects the cost of funds will decline slightly and then stabilize throughout 2021 as limited deposits reprice to lower rates. Core deposit interest rates were reduced nine times throughout 2020 and time deposit rates have also decreased resulting in maturing time deposits repricing at lower levels or moving into core deposit products. Management does not anticipate significant deposit rate movements in 2021 as deposits are now priced at very low rates. Typically, financial institutions will make small systematic moves on core interest bearing accounts while making larger rate movements in the pricing of new or reissued time deposits. The Corporation’s costs on borrowings included $50,000 of prepayment penalties recorded on FHLB long-term advances paid off early during the first quarter of 2021, accelerating the interest expense, but achieving savings in future time periods. While the average balance of borrowings was lower in the first quarter of 2021 than the first quarter of 2020, the interest expense was higher, as the new $20 million sub debt issue beginning on December 30, 2020, carried a higher rate of interest than FHLB long-term advances that were paid off. As a result, the total cost of borrowings increased from the first quarter of 2020 to the first quarter of 2021 by $75,000.

The following table provides an analysis of year-to-date changes in net interest income by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Three Months Ended March 31,			Three Months Ended March 31,
	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	48	(86)	(38)	25	(12)	13

Securities available for sale:
Taxable	399	(552)	(153)	116	(179)	(63)
Tax-exempt	606	(117)	489	(66)	(35)	(101)
Total securities	1,005	(669)	336	50	(214)	(164)

Loans	837	(912)	(75)	622	(202)	420
Regulatory stock	(24)	(54)	(78)	19	1	20

Total interest income	1,866	(1,721)	145	716	(427)	289

INTEREST EXPENSE

Deposits:
Demand deposits	55	(322)	(267)	28	(152)	(124)
Savings deposits	6	(15)	(9)	2	(4)	(2)
Time deposits	(47)	(172)	(219)	(5)	116	111
Total deposits	14	(509)	(495)	25	(40)	(15)

Borrowings:
Total borrowings	(41)	116	75	57	50	107

Total interest expense	(27)	(393)	(420)	82	10	92

NET INTEREST INCOME	1,893	(1,328)	565	634	(437)	197

During the first three months of 2021, the Corporation’s NII on an FTE basis increased by $565,000, or 6.0%, over the same period in 2020. Total interest income on an FTE basis for the three months ended March 31, 2021, increased $145,000, or 1.4%, from 2020, while interest expense decreased $420,000, or 33.0%, for the three months ended March 31, 2021, compared to the same period in 2020. The FTE interest income from the securities portfolio increased by $336,000, or 17.2%, while loan interest income decreased $75,000, or 0.9%. During the first three months of 2021, additional loan volume caused by loan growth added $837,000 to net interest income, but the lower yields caused a $912,000 decrease, resulting in a total decrease of $75,000. Higher balances in the securities portfolio caused an increase of $1,005,000 in NII, while lower yields on securities caused a $669,000 decrease, resulting in a net increase of $336,000.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The average balance of interest bearing liabilities increased by 15.4% during the three months ended March 31, 2021, compared to the prior year driven by growth in deposit balances. The lower cost on deposit accounts resulted in a decrease in interest expense. Lower rates on all deposit types caused a $509,000 decrease in interest expense while higher balances of demand and savings deposits caused an increase in expense of $14,000 resulting in a total decrease of $495,000.

Out of all the Corporation’s deposit types, interest-bearing demand deposits reprice the most rapidly, as nearly all accounts are immediately affected by rate changes. Time deposit balances decreased resulting in a $47,000 reduction to expense, and time deposits repricing to lower interest rates decreased interest expense by $172,000, causing a net total decrease of $219,000 in time deposit interest expense. Even with the low rate environment, the Corporation was successful in increasing balances of other deposit types.

The average balance of outstanding borrowings decreased by 9.4% from the prior year, due to early payoff of FHLB advances that occurred during 2020 and the first quarter of 2021. This resulted in a decrease in interest expense of $41,000. Although interest rates were lower in the first three months of 2021 compared to the prior year, the Corporation incurred interest prepayment penalites of $50,000 to pay off a long-term FHLB advance. The Corporation also issued subordinated debt at the end of 2020, which was at a higher interest rate than the FHLB advances. These two events increased interest expense by $116,000. The combination of lower overall levels of borrowings at a materially higher weighted average interest rate caused an increase in interest expense of $75,000 on total borrowings. The sub debt issue was pursued because of the benefit of being treated as Tier 1 capital at the bank level and Tier II capital at the bank holding company level.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended March 31,
	2021			2020
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	57,975	22	0.15	18,860	60	1.29

Securities available for sale:
Taxable	318,921	1,104	1.38	229,149	1,256	2.19
Tax-exempt	172,768	1,189	2.75	86,695	701	3.23
Total securities (d)	491,689	2,293	1.87	315,844	1,957	2.48

Loans (a)	838,954	8,416	4.03	759,998	8,491	4.48

Regulatory stock	6,033	67	4.45	7,468	145	7.77

Total interest earning assets	1,394,651	10,798	3.11	1,102,170	10,653	3.87

Non-interest earning assets (d)	79,897			72,386

Total assets	1,474,548			1,174,556

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	324,277	38	0.05	265,771	305	0.46
Savings deposits	286,793	14	0.02	215,889	23	0.04
Time deposits	119,309	262	0.89	133,706	481	1.45
Borrowed funds	74,411	537	2.93	82,118	462	2.26
Total interest bearing liabilities	804,790	851	0.43	697,484	1,271	0.73

Non-interest bearing liabilities:

Demand deposits	534,503			355,778
Other	5,028			3,896

Total liabilities	1,344,321			1,057,158

Stockholders' equity	130,227			117,398

Total liabilities & stockholders' equity	1,474,548			1,174,556

Net interest income (FTE)		9,947			9,382

Net interest spread (b)			2.68			3.14
Effect of non-interest
bearing deposits			0.18			0.27
Net yield on interest earning assets (c)			2.86			3.41

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $1,199,000 as of March,31 2021, and $1,982,000 as of March 31, 2020.  Such fees and costs recognized through income and included in the interest amounts totaled $338,000 in 2021, and ($35,000) in 2020.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s interest income increased primarily due to increased interest income on securities, but the increase in income was the result of growth in the securities portfolio, not an increase in asset yield, resulting in a lower NIM of 2.86% for the first quarter of 2021, compared to 3.41% for the first quarter of 2020. The yield earned on assets decreased by 76 basis points during the three months ended March 31, 2021, while the rate paid on liabilities decreased by 30 basis points when comparing both years. This resulted in a 46 basis point decrease in interest spread, and the effect of non-interest bearing deposits decreased by nine basis points during the three months ended March 31, 2021, compared to the prior year, resulting in the decrease in NIM of 55 basis points. Management anticipates a levelling out of NIM during the remainder of 2021 as Treasury rates have increased a little assisting with achieving higher yields in the securities portfolio and loan yields will benefit some by the remainder of the PPP fees that are accretive to loan interest income as PPP loans pay off or are forgiven. Loan yields decreased in the first three months of 2021 compared to the prior year primarily as a result of the 150 basis points of Prime decline in the first quarter of 2020 that did not fully impact the loan yields until the second quarter of 2020. Growth in the loan portfolio will help to offset a declining asset yield moving through 2021. The Corporation’s loan yield decreased 45 basis points in the first three months of 2021 compared to the first three months of 2020. Loan interest income decreased $75,000, or 0.9%, for this time period as a result of the decline in yields.

Loan pricing was challenging in the first quarter of 2021 as a result of the very low rate environment and competition resulting in fixed-rate loans being priced at very low levels and variable-rate loans priced at the Prime rate or below. The Prime rate decreased by 1.50% in March of 2020 to 3.25%, which is now comparable to the typical rate of a five-year fixed-rate loan. The commercial or business fixed rates do increase with longer fixed terms or lower credit quality. In terms of the variable rate pricing, nearly all variable rate loans offered are Prime-based. Management is able to price loan customers with higher levels of credit risk at Prime plus pricing, such as Prime plus 0.75%, which amounted to 4.00% at March 31, 2021, still a relatively low rate. However, only a small minority of the loans in the commercial and agricultural portfolios are at these higher rates due to the strong credit quality of the Corporation’s borrowers and market competition. Competition in the immediate market area has been pricing select shorter-term fixed-rate commercial and agricultural lending rates below 3.25% for the strongest loan credits.

Tax equivalent yields on the Corporation’s securities decreased by 61 basis points for the three months ended March 31, 2021, compared to 2020. The Corporation’s securities portfolio consists of approximately 75% fixed income debt instruments and 25% variable rate product as of March 31, 2021. The Corporation’s taxable securities experienced an 81 basis-point decrease in yield for the three months ended March 31, 2021, compared to 2020. Security reinvestment in 2021 has been occurring at slightly higher rates due to the increase in U.S. Treasury rates, but reinvestment throughout the majority of 2020 was at much lower yields. The sharp growth in the investment portfolio during a period of very low rates also contributed to the decline in average security yield. This large amount of new investment was caused by the significant influx of deposits, which caused excess liquidity. The sharpest growth in the securities portfolio occurred in the fourth quarter of 2020 and the first quarter of 2021. In addition to these negative influences, the Corporation’s U.S. agency mortgage-backed securities and collateralized mortgage obligations experience faster principal prepayments as market rates decrease, causing the amortization of premium to increase, effectively decreasing the yield.

The yield on tax-exempt securities decreased by 48 basis points in the first quarter of 2021 compared to 2020. For the Corporation, these bonds consist entirely of tax-free municipal bonds. While the tax-exempt yields on municipal bonds declined with the tax rate change at the end of 2017, yields became more attractive again during 2020 and 2021. Management began investing in more of these bonds in 2020 as yields stood out and provided better returns than other sectors of the portfolio.

The interest rate paid on deposits decreased for the three months ended March 31, 2021, from the same period in 2020. Management follows a disciplined pricing strategy on core deposit products that are not rate sensitive, meaning that the balances do not fluctuate significantly when interest rates change. Rates on interest-bearing checking accounts and money market accounts were decreased in 2020, resulting in a decrease in the cost of funds on these accounts of 41 basis points. Savings account rates were also decreased during 2020 resulting in a two basis point reduction in the cost of funds associated with these accounts. Additionally, the cost of funds on time deposits decreased by 56 basis points during the first quarter of 2021 compared to the same period in the prior year. Typically, the Corporation sees increases in core deposit products during periods when consumers are not confident in the stock market or economic conditions deteriorate. During these periods, there is a “flight to safety” to federally insured deposits. This trend occurred again in early 2020 as the federal, state and local governmental bodies began rapidly instituting social distancing measures in an effort to control the spread of the coronavirus. These measures had an immediate signicant negative impact to the economy, which also resulted in the Federal Reserve quickly dropping interest rates back to historic lows. This in turn resulted in market interest rates declining again to historic lows, with the Corporation reducing offering rates on deposit products. As the rate difference between time deposits and core deposits narrowed, many customers chose to transfer funds from maturing time deposits into checking and savings accounts.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average deposits increased $293.7 million, or 30.2%, with all types of interest-bearing deposits increasing $115.0 million, or 18.7%, while non-interest bearing demand deposits increased $178.7 million, or 50.2%. In the current rate environment, with short-term rates low and with small rate differences for longer-term deposits, the consumer generally elected to stay short and maintain funds in accessible deposit instruments. In addition to the consumer staying liquid with their available funds, there has been a general trend of funds flowing from time deposit accounts into non-interest checking, NOW, and savings accounts. The average balance of time deposits declined during the first three months of 2021 compared to 2020, but the other areas of NOW, MMDA, and savings grew sufficiently enough to compensate for the decline in time deposits, causing total interest bearing funds to increase significantly. Time deposit balances had been growing throughout 2018 and 2019 due to the odd-month CD promotions available at those times, but with the recent sharp decline in rates, time deposits declined throughout 2020 and management expects these time deposit balances to decrease throughout the remainder of 2021 as a result of customers electing to allow maturing time deposit balances to roll off and hold them in a liquid account until there is some sign of rate increases.

Interest expense on deposits decreased by $495,000, or 61.2%, for the three months ended March 31, 2021, compared to the same period in 2020. Demand and savings deposits reprice in their entirety whenever the offering rates are changed, so with each successive rate drop in 2020, these deposits repriced lower. Interest rates on interest checking and money market accounts were decreased nine times in 2020. For the three months ended March 31, 2021, the average balances of interest bearing demand deposits increased by $58.5 million, or 22.0%, over the same period in 2020, while the average balance of savings accounts increased by $70.9 million, or 32.8%.

Time deposits reprice over time according to their maturity schedule. This enables management to both reduce and increase rates slowly over time. During the three months ended March 31, 2021, time deposit balances decreased compared to balances at March 31, 2020. The decrease can be attributed to the low rates paid on time deposits, which has caused the differential between time deposit rates and rates on non-maturity deposits to be minimal. As a result, customers have elected to keep more of their funds in non-maturity deposits and less funds in time deposits. Because time deposits are the most expensive deposit product for the Corporation and the largest dollar expense from a funding standpoint, the reduction in time deposits, along with the increases in interest-bearing checking, savings, and non-interest bearing checking, has allowed the Corporation to achieve a more balanced deposit funding position and maintain a lower cost of funds. The Corporation’s interest expense on time deposits decreased by $220,000, or 45.6%, for the first three months of 2021, compared to the same period in 2020. Management anticipates the interest expense on time deposits and annualized rate paid will decline throughout the remainder of 2021 as these higher-priced time deposits mature and reprice at lower levels or convert to non-maturity deposits.

The Corporation’s average rate on borrowed funds increased by 67 basis points from the first quarter of 2020 to the first quarter of 2021, as an FHLB borrowing was paid off early during the first quarter of 2021 accelerating $50,000 of interest expense. In addition, the Corporation’s subordinated debt issued on December 30, 2020, is included in this total borrowed funds amount and is at a rate of 4.00% for 5 years, so the increase in rate paid on borrowed funds is a direct result of this as well.

The Corporation historically uses both short-term and long-term borrowings to supplement liquidity generated by deposit growth. Average short-term advances of only $77,000 were utilized in the three months ended March 31, 2021, while average short-term advances of $1,806,000 were utilized in the three months ended March 31, 2020. Management has used FHLB long-term borrowings as part of an asset liability strategy to lengthen liabilities rather than as a source of liquidity. Average total long-term FHLB borrowings decreased by $25,589,000, or 31.9%, for the three months ended March 31, 2021, compared to the same period in 2020. The average balance of subordinated debt increased by $19,610,000, as subordinated debt was issued at the end of 2020 as a vehicle to support capital growth for the Corporation. This growth in debt balances contributed to an increase in interest expense for the three months ended March 31, 2021, compared to the same period in the prior year. Interest expense on borrowed funds increased $76,000, or 16.5%, for the three-month period when comparing 2021 to 2020, driven higher by $50,000 of FHLB interest prepayment penalties on the early payoff of an advance as well as $200,000 of interest expense accrued on subordinated debt. Despite these increases, interest expense in total was held to a low level due to the prepayment of many FHLB advances in 2020 which accelerated the interest expense to the prior year and will result in savings in 2021 and future years.

For the three months ended March 31, 2021, the net interest spread decreased by 46 basis points to 2.68%, compared to 3.14% for the three months ended March 31, 2020. The effect of non-interest bearing funds decreased to 18 basis points from 27 basis points for the three months ended March 31, 2021. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. For example, if an interest checking account with $10,000 earns 1%, the benefit for $10,000 of non-interest bearing deposits is equivalent to $100; but if the interest-checking rate is increased to 1.50%, then the benefit of the non-interest bearing funds is $150. This assumes dollar-for-dollar replacement, which is not realistic, but demonstrates the way the higher cost of funds affects the benefit to non-interest bearing deposits.

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

Provision for Loan Losses

The allowance for credit losses (ACL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ACL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a provision expense of $375,000 for the three months ended March 31, 2021, compared to $350,000 for the three months ended March 31, 2020. The analysis of the ACL takes into consideration, among other things, the following factors:

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

As of March 31, 2021, total delinquencies represented 0.31% of total loans, compared to 0.67% as of March 31, 2020. These ratios are very low compared to local and national peer groups. The vast majority of the Corporation’s loan customers have remained steadfast in making their loan payments and avoiding delinquency, even during challenging economic conditions. The delinquency ratios speak to the long-term health, conservative nature, and, importantly, the character of the Corporation’s customers and lending practices. Classified loans are primarily determined by loan-to-value and debt-to-income ratios. The level of classified loans has decreased from March 31, 2020, to March 31, 2021, from 20.7% of regulatory capital to 14.7% of regulatory capital. The delinquency and classified loan information is utilized in the quarterly ACL calculation, which directly affects the provision expense. A sharp increase or decrease in delinquencies and/or classified loans during the quarter would be cause for management to increase or decrease the provision expense. The level of actual charge-offs relative to the amount of recoveries can also have a significant impact on the provision. Management had minimal charge-offs and recoveries in the first three months of 2021.

Generally, management will evaluate and adjust, if necessary, the provision expense each quarter based upon completion of the quarterly ACL calculation. Future provision amounts will generally depend on the amount of loan growth achieved versus levels of delinquent, non-performing, and classified loans, as well as charge-offs and recoveries.

In addition to the above, provision expense is impacted by three major components that are all included in the quarterly calculation of the ACL. First, specific allocations are made for any loans where management has determined an exposure that needs to be provided for. These specific allocations are reviewed each quarter to determine if adjustments need to be made. It is common for specific allocations to be reduced as additional principal payments are made, so while some specific allocations are being added, others are being reduced. Second, management provides for estimated losses on pools of similar loans based on historical loss experience. Finally, management utilizes qualitative factors every quarter to adjust historical loss experience to take into consideration the current trends in loan volume, delinquencies, charge-offs, changes in lending practices, and the quality of the Corporation’s underwriting, credit analysis, lending staff, and Board oversight. National and local economic trends and conditions are also helpful to determine the amount of loan loss allowance the Corporation should be carrying on the various types of loans. Management evaluates and adjusts, if necessary, the qualitative factors on a quarterly basis.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

In the first three months of 2021, qualitative factors were adjusted by management based on current internal information regarding trends in the nature and volume of the loan portfolio and delinquency. An increase in qualitative factors was made across one loan pool related to trends in the nature and volume of the loan portfolio. This factor was increased by 5 basis points since December 31, 2020. Other factors remained unchanged in the first three months of 2021.

Management also monitors the allowance as a percentage of total loans. The percentage of the allowance to total loans has increased since March 31, 2020, and remains higher than the Bank’s national peer group from the Uniform Bank Performance Reports. As of March 31, 2021, the allowance as a percentage of total loans was 1.51%, up from 1.28% at March 31, 2020, and 1.50% at December 31, 2020. Management continues to evaluate the ACL in relation to the size of the loan portfolio and changes to the segments within the loan portfolio and their associated credit risk. Management believes the ACL is adequate to provide for future loan losses based on the current portfolio and the current economic environment. More detail is provided under Allowance for Credit Losses in the Financial Condition section that follows.

Other Income

Other income for the first quarter of 2021 was $5,318,000, an increase of $2,551,000, or 92.2%, compared to the $2,767,000 earned during the first quarter of 2020. The following table details the categories that comprise other income. As illustrated in the tables below the primary contributor to the increase was the gains on the sales of mortgages.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020
	$	$	$	%

Trust and investment services	670	622	48	7.7
Service charges on deposit accounts	248	315	(67)	(21.3)
Other service charges and fees	366	364	2	0.5
Commissions	864	686	178	25.9
Gains on securities transactions, net	87	282	(195)	(69.1)
Gains (losses) on equity securities, net	248	(230)	478	>100%
Gains on sale of mortgages	1,930	541	1,389	256.7
Earnings on bank owned life insurance	216	206	10	4.9
Other miscellaneous income (loss)	689	(19)	708	>100%

Total other income	5,318	2,767	2,551	92.2

Trust and investment services income increased $48,000, or 7.7%, for the three months ended March 31, 2021, compared to the same period last year. This revenue consists of income from traditional trust services and income from alternative investment services provided through a third party. In the first quarter of 2021, traditional trust income increased by $61,000, or 16.1%, while income from alternative investments decreased by $13,000, or 5.2%, compared to the first quarter of 2020. The decline in income from the investment services area can be attributed to less new business, which was impacted by COVID-19 and the branch lobby closures during 2020. Management would expect activity to increase again going into the remainder of 2021. The trust and investment services area continues to be an area of strategic focus for the Corporation. Management believes there continues to be great need for retirement, estate, small business succession planning, and personal investment services in the Corporation’s service area. Management also sees these services as being a necessary part of a comprehensive line of financial solutions across the organization.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Service charges on deposit accounts decreased by $67,000, or 21.3%, for the three months ended March 31, 2021, compared to the same period in 2020. The decrease is primarily due to a decrease in overdraft fees that were lower by $72,000, or 27.3%, for the three months ended March 31, 2021, compared to the same period in 2020. This decline can be primarily attributed to the current economic environment, which has necessitated changes in customer behaviors. Various other fee income categories increased or decreased to lesser degrees making up the remainder of the variance compared to the prior year.

Commissions increased by $178,000, or 25.9%, for the three months ended March 31, 2021, compared to the same period in 2020. This increase was primarily caused by an increase in debit card interchange income of $164,000, or 28.4%. The interchange income is a direct result of the volume of debit card transactions processed and this income is increasing as customers utilize electronic payments more.

For the three months ended March 31, 2021, $87,000 of gains on securities transactions were recorded, compared to gains of $282,000 for the same period in 2020. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses recorded by the Corporation depend heavily on market pricing and the volume of security sales. Generally, the lower U.S. Treasury yields go, the more management will be motivated to pursue taking gains from the sale of securities. However, these market opportunities are evaluated subject to the Corporation’s other asset liability measurements and goals. The yield curve in the first three months of 2021 provided fewer opportunities to take gains out of the portfolio than during the first three months of 2020.

Gains on equity securities amounted to $248,000 during the first three months of 2021, comared to a loss of $230,000 in the prior year. This represents an increase in income of $478,000 for the first quarter of 2021 compared to the first quarter of 2020. Gains or losses on equity securities are impacted by actual sales of securities as well as changes in the market value of these securities since market value gains and losses are recorded through income. In the first three months of 2021, $95,000 of gains were recorded on the sale of bank stocks and $153,000 was recorded as an unrealized gain due to the increase in market value of the bank stock portfolio. During the first three months of 2020, unrealized losses of $230,000 were recorded due to the decline in bank stock prices as the COVID-19 pandemic began and negatively impacted the market.

Gains on the sale of mortgages were $1,930,000 for the three-month period ended March 31, 2021, compared to $541,000 for the same period in 2020, a $1,389,000, or 256.7% increase. Mortgage activity was significantly higher in the first three months of 2021 compared to the prior year as a result of historically low interest rates and a surge in mortgage refinancing activity. Even with market rates increasing slightly in the first quarter of 2021, refinance activity continued at record levels. Management currently anticipates that gains throughout the remainder of 2021 may decrease slightly compared to the prior year, due to the increase in market rates that will likely result in a slowdown of mortgage activity, as well as lower margins received on mortgages sold.

For the three months ended March 31, 2021, earnings on bank-owned life insurance (BOLI) increased by $10,000, or 4.9%, compared to the same period in 2020. The amount of BOLI income is generally dependent upon the actual return of the policies, the insurance cost components, and any benefits paid upon death that exceed the policy’s cash surrender value. Increases in cash surrender value are a function of the return of the policy net of all expenses.

The miscellaneous income category increased by $708,000, for the three months ended March 31, 2021, compared to the same period in 2020. The quarterly increase can be primarily attributed to net mortgage servicing income, which increased by $263,000 in 2021 compared to 2020 due to much lower levels of mortgage servicing asset amortization in 2021. The slightly higher interest rate environment resulted in this lower level of amortization. Other miscellaneous income categories increased as well making up the remainder of the variance in this category.

Operating Expenses

Operating expenses for the first quarter of 2021 were $9,187,000, an increase of $77,000, or 0.8%, compared to the $9,110,000 for the first quarter of 2020. The following table provides details of the Corporation’s operating expenses for the three-month period ended March 31, 2021, compared to the same period in 2020.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	5,699	5,696	3	0.1
Occupancy expenses	683	591	92	15.6
Equipment expenses	267	290	(23)	(7.9)
Advertising & marketing expenses	190	274	(84)	(30.7)
Computer software & data processing expenses	1,098	706	392	55.5
Bank shares tax	280	239	41	17.2
Professional services	439	623	(184)	(29.5)
Other operating expenses	531	691	(160)	(23.2)
Total Operating Expenses	9,187	9,110	77	0.8

Salaries and employee benefits are the largest category of operating expenses. In general, they comprise approximately 62% of the Corporation’s total operating expenses. For the three months ended March 31, 2021, salaries and benefit costs remained nearly the same as 2020. This has resulted in better operational efficiency as the Corporation’s total assets have grown dramatically since the prior year, but salaries and benefit costs have remained static resulting in overall improvements in efficiency.

Occupancy expenses consist of the following:

•	Depreciation of bank buildings
•	Real estate taxes and property insurance
•	Building lease expense
•	Utilities
•	Building repair and maintenance

Occupancy expenses increased by $92,000, or 15.6% for the three months ended March 31, 2021, compared to the same period in the prior year. Snow removal costs alone increased by $43,000, or 300.6%, and utilities costs increased by $20,000, or 10.9%, for the first quarter of 2021, compared to the same period in the prior year. In addition, building repair and maintenance costs increased $16,000, or 44.9% for the same time period. Other occupancy costs increased or decreased by smaller amounts making up the remainder of the variance in this category.

Equipment expenses decreased by $23,000, or 7.9%, for the three months ended March 31, 2021, compared to the same period in the prior year. The decrease in this category is primarily related to depreciation on existing furniture and equipment which decreased by $28,000, or 15.0%. This decline can be attributed to depreciation streams ending on furniture and equipment purchased in prior years with new purchases of furniture and equipment only partially offsetting this decline.

Advertising and marketing expenses decreased by $84,000, or 30.7%, for the three months ended March 31, 2021, compared to the same period in 2020. These expenses can be further broken down into two categories, marketing expenses and public relations. The marketing expenses decreased by $60,000, or 34.9%, for the quarter-to-date period ended March 31, 2021, compared to the same period in the prior year. Public relations expenses decreased by $24,000, or 23.9%, for the three months ended March 31, 2021, compared to the same period in 2020. Marketing expenses support the overall business strategies of the Corporation; therefore, the timing of these expenses is highly dependent upon the execution of those strategies.

Computer software and data processing expenses increased by $392,000, or 55.5%, for the first quarter of 2021 compared to 2020. Software-related expenses were up by $336,000, or 81.3%, as a result of purchasess of new software platforms to support the strategic initiatives of the Corporation as well as higher amortization on software purchased in the prior year. Software expenses are likely to continue to increase in 2021, but the actual increase will be dependent on how quickly new software platforms are identified, analyzed, approved and placed into service. Data processing fees were up $56,000, or 19.1%, for the three months ended March 31, 2021, compared to the same period in 2020.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Bank shares tax expense was $280,000 for the first quarter of 2021, an increase of $41,000, or 17.2%, from the first quarter of 2020. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. The shares tax calculation uses a period-end balance of shareholders’ equity and a tax rate of 0.95%. The increase in 2021 can be primarily attributed to the Corporation’s growing value of shareholders’ equity.

Professional services expense decreased by $184,000, or 29.5%, for the three-month periods ended March 31, 2021, compared to the same period in 2020. These services include accounting and auditing fees, legal fees, and fees for other third-party services. These fees were elevated in the first quarter of 2020 due to implementation expenses related to a consumer loan platform. Several other professional services expenses increased or decreased slightly making up the remainder of the variance.

Other operating expenses decreased by $160,000, or 23.2%, for the three-month period ended March 31, 2021, compared to the same period in 2020. Contributing to this decrease, fraud-related charges-offs decreased by $88,000, operating supplies decreased by $44,000, or 43.8%, loan-related expenses decreased by $35,000, or 35.8%, and travel costs decreased by $34,000, or 74.1%. Partially offsetting these decreases, FDIC insurance costs increased by $86,000 for the three months ended March 31, 2021, compared to the first quarter of the prior year. Several other operating expense categories increased or decreased by smaller amounts making up the remainder of this variance.

Income Taxes

For the three months ended March 31, 2021, the Corporation recorded Federal income tax expense of $931,000, compared to $358,000 for the three months ended March 31, 2020. The effective tax rate for the Corporation was 17.1% for the three months ended March 31, 2021, and 14.2% for the three months ended March 31, 2020. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and BOLI income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate. The effective tax rate is calculated by dividing the Corporation’s provision for Federal income taxes on the Consolidated Statements of Income by the income before income taxes for the applicable period.

The Corporation’s effective tax rate has historically been maintained at low levels primarily due to a relatively high level of tax-free municipal bonds held in the securities portfolio. The fluctuation of the effective tax rate will occur as a result of total tax-free revenue as a percentage of total revenue.

The Corporation is also subject to Pennsylvania Corporate Net Income Tax; however, the Corporation’s Holding Company has very limited taxable corporate net income activities. The Corporation’s wholly owned subsidiary, Ephrata National Bank, is subject to Pennsylvania Bank Shares Tax. Like Federal Corporate income tax, the Pennsylvania Bank Shares Tax is a significant expense for the Corporation, amounting to $280,000 in the first three months of 2021 compared to $239,000 in 2020. The Bank Shares Tax expense appears on the Corporation’s Consolidated Statements of Income, under operating expenses.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of March 31, 2021, the Corporation had $538.8 million of securities available for sale, which accounted for 35.2% of assets, compared to 33.1% as of December 31, 2020, and 27.8% as of March 31, 2020. Based on ending balances, the securities portfolio increased 64.7% from March 31, 2020, and 11.4% from December 31, 2020.

The debt securities portfolio was showing a net unrealized gain of $3,703,000 as of March 31, 2021, compared to an unrealized gain of $10,072,000 as of December 31, 2020, and an unrealized gain of $1,396,000 as of March 31, 2020. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates. The 10-year U.S. Treasury yield was 0.70% as of March 31, 2020, 0.93% as of December 31, 2020, and 1.74% as of March 31, 2021. The lower Treasury rates have caused an increase in market valuation, which has resulted in the unrealized gains recorded at March 31, 2021, December 31, 2020, and March 31, 2020. Gains were lower as of March 31, 2021, compared to the end of 2020 due to the increase in Treasury rates experienced in the first quarter of 2021. Additionally, with the Federal Reserve’s sudden overnight rate decreases in March of 2020, the variable rate portion of the Corporation’s security portfolio lost market value due to the market’s recognition that these instruments would yield materially less going forward which resulted in the lower levels of unrealized gains at March 31, 2020.

The table below summarizes the Corporation’s amortized cost, unrealized gain or loss position, and fair value for each sector of the securities portfolio for the periods ended March 31, 2021, December 31, 2020, and March 31, 2020.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
March 31, 2021
U.S. government agencies	29,623	(443)	29,180
U.S. agency mortgage-backed securities	67,875	708	68,583
U.S. agency collateralized mortgage obligations	40,214	572	40,786
Asset-backed securities	96,592	408	97,000
Corporate bonds	66,376	768	67,144
Obligations of states and political subdivisions	227,217	1,690	228,907
Total debt securities, available for sale	527,897	3,703	531,600
Equity securities	7,117	100	7,217
Total securities	535,014	3,803	538,817

December 31, 2020
U.S. government agencies	54,224	137	54,361
U.S. agency mortgage-backed securities	69,777	1,275	71,052
U.S. agency collateralized mortgage obligations	34,449	586	35,035
Asset-backed securities	60,387	88	60,475
Corporate bonds	60,387	1,336	61,723
Obligations of states and political subdivisions	187,132	6,650	193,782
Total debt securities	466,356	10,072	476,428
Equity securities	7,158	(53)	7,105
Total securities	473,514	10,019	483,533

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
March 31, 2020
U.S. government agencies	10,378	150	10,528
U.S. agency mortgage-backed securities	60,464	1,052	61,516
U.S. agency collateralized mortgage obligations	55,834	787	56,621
Asset-backed securities	28,969	(1,854)	27,115
Corporate bonds	64,429	(1,623)	62,806
Obligations of states and political subdivisions	99,098	2,884	101,982
Total debt securities	319,172	1,396	320,568
Equity securities	6,847	(207)	6,640
Total securities available for sale	326,019	1,189	327,208

Interest rate changes and the perceived forward direction of interest rates generally have a close relationship to the valuation of the Corporation’s fixed income securities portfolio. There are also a number of other market factors that impact bond prices. During the second half of 2019, the Federal Reserve decreased short-term rates three times for a total of 75 basis points, and during the first quarter of 2020, the Federal Reserve decreased short-term rates two times for a total of 150 basis points. Market conditions in the first quarter of 2020 were very unpredictable and fast changing due to the start of COVID-19 and the declaration of a global pandemic on March 11, 2020. The Fed’s reduction of interest rates was in response to this pandemic and caused short-term and long-term Treasury rates to decline at a rapid pace to reach all-time lows. During the first quarter of 2021, rates on the longer end of the yield curve did increase causing slight declines in the unrealized gains on the investment portfolio. The COVID-19 pandemic continues to have significant impacts on rates and the economy and management believes this will continue throughout 2021, but the absolute value and direction of Treasury rates could fluctuate as the pandemic recovery reaches new levels. Beyond interest rate movements, there are also a number of other factors that influence bond pricing including regulatory changes, financial performance of issuers, changes to credit rating of insurers of bonds, changes in market perception of certain classes of securities, and many more. Management monitors the changes in interest rates and other market influences to assist in management of the securities portfolio.

Any material increase in market interest rates would have a negative impact on the market value of the Corporation’s fixed income debt securities. As of March 31, 2021, approximately 75% of the Corporation’s debt securities were fixed rate securities with the other 25% variable rate. The variable rate instruments generally experience very little impact to valuation based on a change in rates because they trade on a spread over overnight rates such as LIBOR. However, with the Federal Reserve drastically reducing the Federal Funds rate by 1.50% in March of 2020 to 0.25%, caused the market to view floating rate bonds differently, as the new effective yields on those securities would be significantly reduced upon the next rate reset. Whereas fixed rate securities without call options could maintain their effective yield in a new bond market with sharply lower yields. Therefore, the valuation of the fixed rate securities held up better when the securities portfolio was valued for March 31, 2020. Since that time, the pricing of variable rate instruments has become more rational and most bonds have experienced an increase in unrealized gain since March of 2020. Generally the longer the bond and the longer the call protection, the better the bond did in terms of valuation. The municipal bond sector is the largest of the portfolio and, as a result, management will closely monitor the 10-year U.S. Treasury yield due to its impact on these securities. The other sectors of the portfolio have shorter lives and duration and would be more influenced by the 2-year and 5-year U.S. Treasury rates. The change in value of unrealized gains and losses for the remainder of 2021 will be impacted by movements in U.S. Treasury rates and could increase and decrease throughout the remainder of the year as Treasury rates fluctuate.

The Corporation’s effective duration increased in the first quarter of 2021 to 3.5, from 2.7 at December 31, 2020. Effective duration is a measurement of the length of the securities portfolio with a higher level indicating more length and more exposure to an increase in interest rates. The securities portfolio base case effective duration was 2.2 as of March 31, 2020. Duration is expected to remain stable or increase slightly throughout the remainder of 2021. The Corporation increased effective duration by purchasing longer asset backed and municipal securities in the first quarter of 2021. Additionally, with increasing rates, pass-through structures of MBS and CMO instruments typically lengthen in duration as principal payments decrease.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Management’s actions to maintain reasonable effective duration of the securities portfolio are part of a broader asset liability plan to continually work to mitigate future interest rate risk and fair value risk to the Corporation. Part of that strategy is to retain higher levels of cash and cash equivalents to increase liquidity and provide an immediate hedge against higher interest rates and fair value risk. However, despite taking actions to mitigate the Corporation’s future risk, these risks are inherent to the banking model. Unrealized gains and losses on securities will vary significantly according to market forces. Management’s focus will continue to be on the long-term performance of these securities. While management has and will continue to take gains from the portfolio when opportunities exist, the broader securities strategy remains to buy and hold debt securities until maturity. Because market interest rates were declining rapidly in 2020, there was some opportunity to realize gains from the sales of securities. As a result, gains from the sales of debt securities were higher in the first quarter of 2020 than the first quarter of 2021.

The Corporation typically invests excess liquidity into securities, primarily fixed-income bonds. The securities portfolio provides interest and dividend income to supplement the interest income on loans. Additionally, the securities portfolio assists in the management of both liquidity risk and interest rate risk. In order to provide maximum flexibility for management of liquidity and interest rate risk, the securities portfolio is classified as available for sale and reported at fair value. Management adjusts the value of all the Corporation’s securities on a monthly basis to fair market value as determined in accordance with U.S. generally accepted accounting principles. Management has the ability and intent to hold all debt securities until maturity, and does not generally record impairment on bonds that are currently valued below book value. In addition to the fixed and variable rate bonds, the Corporation’s equity holdings consist of a small CRA-qualified mutual fund with a book and fair market value of $6.2 million. The CRA fund is a Small Business Association (SBA) variable rate fund with a stable dollar price. The Corporation also has a small portfolio of bank stocks with a book value of $927,000 and fair market value of $1,027,000 as of March 31, 2021. The fair value of the bank stocks was significantly impacted by the COVID-19 pandemic and the drastic devaluation of bank stocks during 2020 but has rebounded as of March 31, 2021, and is responsible for the large increase in gains on equity securities reported as of March 31, 2021.

All securities and bonds are evaluated for impairment on a quarterly basis. Should any impairment occur, management would write down the security to a fair market value in accordance with U.S. generally accepted accounting principles, with the amount of the write down recorded as a loss on securities.

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

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending
	March 31, 2021		December 31, 2020		March 31, 2020
	$	%	$	%	$	%

U.S. government agencies	29,180	5.4	54,361	11.2	10,528	3.2
U.S. agency mortgage-backed securities	68,583	12.7	71,052	14.7	61,516	18.8
U.S. agency collateralized mortgage obligations	40,786	7.6	35,035	7.2	56,621	17.3
Asset-backed securities	97,000	18.0	60,475	12.5	27,115	8.3
Corporate debt securities	67,144	12.5	61,723	12.8	62,806	19.2
Obligations of states and political subdivisions	228,907	42.5	193,782	40.1	101,982	31.2
Total debt securities, available for sale	531,600	98.7	476,428	98.5	320,568	98.0

Marketable equity securities	7,217	1.3	7,105	1.5	6,640	2.0

Total securities	538,817	100.0	483,533	100.0	327,208	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	credit risk of each instrument and risk-based capital considerations
•	Federal income tax considerations with regard to obligations of tax-free states and political subdivisions.

The Corporation’s U.S. government agency sector decreased by $25.2 million, or 46.3%, since December 31, 2020, with the weighting decreased from 11.2% of the portfolio to 5.4%. Management had purchased $35.5 million of short-term discount notes at the end of 2020 to offset the Corporation’s shares tax expense. These bonds were sold in the first quarter of 2021 and are responsible for the decline in this category. In the past, management’s goal was to maintain agency securities at approximately 10% of the securities portfolio. In the current rate environment, management is comfortable maintaining agencies below this level. In the past, this sector was important in maintaining adequate risk weightings of the portfolio and to ensure sufficient U.S. government securities for pledging purposes, as was utilizing both mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs) to do the same. Instead, Management has increased the allocations of both asset-backed securities (ABS) and obligations of states and political subdivisions (municipals) since March 31, 2020.

The Corporation’s ABS and municipal sectors have increased significantly since March 31, 2020, with ABS increasing $69.9 million, or 257.7%, and municipals increasing $126.9 million, or 124.5%. ABS securities are floating rate student loan pools which are instruments that will perform well in a rates-up environment and offset the interest rate risk of the longer fixed-rate municipal bonds. These securities provide a variable rate return materially above the overnight Federal funds rate in a safe investment with a risk rating very similar to that of U.S. Agency bonds. The asset-backed securities generally provide monthly principal and interest payments to complement the Corporation’s ongoing cash flows. With liquidity and cash levels remaining high, management views the ABS sector as a safe, higher yielding option than cash with the qualities of cash in a rates-up environment.

Obligations of states and political subdivisions, or municipal bonds, are tax-free and taxable securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. Municipal securities were purchased throughout 2020 and the first quarter of 2021 due to market conditions that led to favorable yields on some instruments. The Corporation also began purchasing some taxable municipal securities that added to the value of this sector. Municipal bonds represented 42.5% of the securities portfolio as of March 31, 2021, compared to 31.2% as of March 31, 2020. The Corporation’s investment policy limits municipal holdings to 150% of Tier 2 capital. As of March 31, 2021, municipal holdings amounted to 153% of Tier 2 capital, slightly above this limit. The Corporation plans to sell some municipal bonds to be back within policy guidelines by June 30, 2021.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s U.S. agency MBS and CMO sectors have fluctuated since March 31, 2020, with MBS increasing $7.1 million, or 11.5%, and CMOs decreasing $15.8 million, or 28.0%. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. Unlike the typical U.S. agency paper, corporate bonds, and obligations of states and political subdivisions, which only pay principal at final maturity, the U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow of approximately $2.5 - $3.0 million per month. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield. As interest rates decline, prepayment of principal on securities increases, the duration of the security shortens, and the yield declines as more amortization is required on premium bonds. When interest rates increase, the opposite of this occurs. Despite the fluctuations that occur in terms of monthly cash flow as a result of changing prepayment speeds, the monthly cash flow generated by U.S. agency MBS and CMO securities is reasonably stable and as a group is material, and helps to soften or smooth out the Corporation’s total monthly cash flow from all securities.

As of March 31, 2021, the fair value of the Corporation’s corporate bonds increased by $4.3 million, or 6.9%, from balances at March 31, 2020. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. Management stands to possibly lose the entire principal amount if the entity that issued the corporate paper fails. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

By policy, management is to identify and recommend whether to hold or sell securities with credit ratings that have fallen below minimum policy credit ratings required at the time of purchase, or below investment grade. Management monitors the security ratings on a monthly basis and reviews quarterly with the Board of Directors. Management, with Board approval, determines whether it is in the Corporation’s best interest to continue to hold any security that has fallen below policy guidelines or below investment grade based on the expectation of recovery of market value or improved performance. At this time management has elected, and the Board has approved, holding all securities that have fallen below initial policy guidelines. As of March 31, 2021, no securities have fallen below investment grade.

As of March 31, 2021, two of the 35 corporate securities held by the Corporation showed an unrealized holding loss. These securities with unrealized holding losses were valued at 99.7% of book value. The Corporation’s investment policy requires that corporate bonds have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase, or an average or composite rating of A-. As of March 31, 2021, all but one of the corporate bonds had at least one A3 or A- rating by one of the two predominate credit rating services, Moody’s and S&P. One corporate bond had a total book value of $2.0 million, and did not have an A3 or A- rating as of March 31, 2021. The bond was rated Moody’s Baa1 and S&P BBB+, which are two levels above the minimum required to be considered investment grade. Management conducts ongoing monitoring of this security and has chosen to continue to hold the bond with Board approval. In addition, there are fifteen corporate bond instruments that have split ratings with the highest rating within the Corporation’s initial purchase policy guidelines and the lower rating outside of management guidelines, but all are still investment grade. The fifteen bonds have a book value of $24.4 million with a $391,000 unrealized gain as of March 31, 2021. Management conducts ongoing monitoring of these bonds with the Board approving holding these securities on a quarterly basis. In addition, the Corporation purchased $1,000,000 of a 4% subordinated debt note in the fourth quarter of 2020 and $750,000 of a $3.5% subordinated debt note in the first quarter of 2021, both of which are unrated. These are considered corporate bonds as they each are subordinated debt of a domestic community bank but are unrated because they are not a typical corporate issuance. Currently, there are no indications that any of these bonds would discontinue contractual payments.

The Corporation’s investment policy requires that municipal bonds not carrying any insurance coverage have a minimum credit rating of A3 by Moody’s or A- by S&P or Fitch at the time of purchase. As of March 31, 2021, one municipal bond with a par value of $500,000 was unrated, and no other municipal bonds carried a credit rating under these levels.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

Loans

Net loans outstanding increased by 9.9%, to $829.2 million at March 31, 2021, from $754.3 million at March 31, 2020. Net loans increased by 2.2%, an annualized rate of 9.0%, from $811.0 million at December 31, 2020. The following table shows the composition of the loan portfolio as of March 31, 2021, December 31, 2020, and March 31, 2020.

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	March 31		December 31,		March 31
	2021		2020		2020
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	144,939	17.2	142,698	17.4	120,080	15.8
Agriculture mortgages	178,070	21.2	176,005	21.4	177,368	23.2
Construction	21,317	2.5	23,441	2.9	18,778	2.5
Total commercial real estate	344,326	40.9	342,144	41.7	316,226	41.5

Consumer real estate (a)
1-4 family residential mortgages	265,127	31.5	263,569	32.0	259,937	34.1
Home equity loans	10,614	1.3	10,708	1.3	10,741	1.4
Home equity lines of credit	70,898	8.4	71,290	8.7	68,633	9.0
Total consumer real estate	346,639	41.2	345,567	42.0	339,311	44.5

Commercial and industrial
Commercial and industrial	111,036	13.2	97,896	11.9	63,670	8.4
Tax-free loans	16,233	1.9	10,949	1.3	16,582	2.2
Agriculture loans	18,466	2.2	20,365	2.5	20,733	2.7
Total commercial and industrial	145,735	17.3	129,210	15.7	100,985	13.3

Consumer	4,827	0.6	5,155	0.6	5,557	0.7

Total loans	841,527	100.0	822,076	100.0	762,079	100.0
Less:
Deferred loan fees (costs), net	(407)		(1,294)		(2,041)
Allowance for credit losses	12,690		12,327		9,803
Total net loans	829,244		811,043		754,317

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $253,527,000 as of March 31, 2021, $235,437,000 as of December 31, 2020, and $162,246,000 as of March 31, 2020.

There was significant growth in the loan portfolio since March 31, 2020, and moderate growth since December 31, 2020. Most major loan categories showed an increase in balances from both time periods. Loan growth was significant in 2020 and continued with moderate growth in the first three months of 2021, primarily due to the PPP loans which were put on the books beginning in the second quarter of 2020 and continued into the first quarter of 2021.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The consumer residential real estate category represents the largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $339.3 million on March 31, 2020, to $346.6 million on March 31, 2021, a 2.2% increase. This category includes closed-end fixed rate or adjustable-rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged close to 40% of total loans. As of March 31, 2020, this percentage was 44.5%, and as of March 31, 2021, it decreased to 41.2%. Management expects the consumer residential real estate category to increase throughout the remainder of 2021 due to a continued effort to increase mortgage volume, and the strategic decision to keep some shorter-term mortgages on the books as opposed to selling them on the secondary market. Although economic conditions for consumers have deteriorated with the COVID-19 pandemic, increased unemployment, and decreased consumer spending, the mortgage market continues to remain relatively strong as consumers refinance existing debt to lower rates. Market conditions have been changing rapidly throughout the first quarter of 2021 and the rest of the year is unpredictable, but management would expect mortgage volume to continue at fairly high levels from a historic perspective.

The first lien 1-4 family mortgages increased by $5.2 million, or 2.0%, from March 31, 2020, to March 31, 2021. These first lien 1-4 family loans made up 76.6% of the residential real estate total as of March 31, 2020, and 76.5% as of March 31, 2021. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. In the first quarter of 2021, mortgage production increased 3% over the previous quarter and was up 76% over the first quarter of 2020.  Purchase money origination constituted 55% of the Corporation’s mortgage originations for the quarter, with construction-only and construction-permanent loans making up 51% of that mix.  With continued heavy refinance activity, the percentage of mortgage originations going in the Corporation’s held for investment mortgage portfolio declined quarter-over-quarter, with more customers opting for held-for-sale fixed rate products.  In the first quarter of 2021, 47% of all mortgage originations were held in the mortgage portfolio, 46% of which were adjustable rate mortgages.  As of March 31, 2021, ARM balances were $124.7 million, representing 47.0% of the 1-4 family residential loan portfolio of the Corporation.  The ARM product is beneficial to the Corporation as it limits the interest rate risk to a much shorter time period. Low rates continued to drive overall strong production volume and the gains on the sale of mortgages increased by 25% quarter-over-quarter.

As of March 31, 2021, the remainder of the residential real estate loans consisted of $10.6 million of fixed rate junior lien home equity loans, and $70.9 million of variable rate home equity lines of credit (HELOCs). This compares to $10.7 million of fixed rate junior lien home equity loans, and $68.6 million of HELOCs as of March 31, 2020. Therefore, combined, these two types of home equity loans increased from $79.3 million to $81.5 million, an increase of 2.8%. The majority of borrowers have been choosing variable rate HELOC loans in the historically low rate environment. With no sign of the Federal Reserve moving to increase rates, management expects HELOC activity to increase with customers choosing variable rate product over fixed rate product until rates begin to increase again.

Commercial real estate makes up 40.9% of total loans as of March 31, 2021, compared to 41.5% of total loans as of March 31, 2020. Within the commercial real estate segment, the increase has primarily been in commercial mortgages, with agriculture mortgages and construction loans remaining fairly stable. Agricultural mortgages increased marginally, by $0.7 million, or 0.4%, from $177.4 million as of March 31, 2020, to $178.1 million as of March 31, 2021. Dairy lending remains constrained with milk prices at three-year lows and it does not appear pricing will improve materially in the immediate future. There have been overcapacity issues resulting in some consolidation of the area’s larger milk producers. Several dairy farmers have left the industry or are in the process of doing so. While dairy remains the largest agricultural loan concentration, management believes dairy loans will decline as a percentage of total agricultural loans with other non-dairy agricultural areas growing. Currently, management is experiencing more growth in specialty crops and other areas outside of dairy like poultry and layers. Management anticipates that agricultural mortgages may increase through the remainder of 2021 as the economy stabilizes and more farmers move forward with capital improvements or expansion of current operations.

Commercial mortgages increased $24.9 million, or 20.7%, from balances at March 31, 2020. Commercial mortgages as a percentage of the total loan portfolio increased to 17.2% as of March 31, 2021, compared to 15.8% at March 31, 2020. New loan production in this segment is currently outpacing normal principal payments, pay downs, and payoffs. Commercial real estate loans have shown solid growth as a number of businesses move ahead on commercial projects. Management expects commercial real estate loans to remain stable as a percentage of the Corporation’s loans for the remainder of 2021.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s commercial construction loan balances increased by $2.5 million, or 13.5%, from March 31, 2020 to March 31, 2021. Management was experiencing some demand for smaller residential builds like construction on existing lots but no new large scale projects. Commercial construction loans were 2.5% of the total loan portfolio as of March 31, 2020 and 2021.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 17.3% of total loans as of March 31, 2021, compared to 13.3% as of March 31, 2020. In scope, the commercial and industrial loan sector, at 17.3% of total loans, is significantly smaller than the commercial real estate sector at 40.9% of total loans. This is consistent with management’s credit preference for obtaining real estate collateral when making commercial loans. The balance of total commercial and industrial loans increased from $101.0 million at March 31, 2020, to $145.7 million at March 31, 2021, a 44.3% increase. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. The balance at March 31, 2021, also includes the PPP loans, which has declined rapidly as these loans are forgiven by the SBA after businesses prove they used the funds for qualified expenses. Management anticipates that these loans will experience a significant decline in the remainder of 2021.

The Corporation provides credit to many small and medium-sized businesses. Much of this credit is in the form of Prime-based lines of credit to local businesses where the line may not be secured by real estate, but is based on the health of the borrower with other security interests on accounts receivable, inventory, equipment, or through personal guarantees. Commercial and industrial loans, including PPP loans, increased to $111.0 million at March 31, 2021, a $47.3 million, or 74.3% increase, from the $63.7 million at March 31, 2020. This increase was driven solely by the generation of PPP loans during the second and third quarters of 2020 and then again during the first quarter of 2021. The outstanding PPP loan balances were impacted by the forgiveness of some of the first round of PPP loans during the fourth quarter of 2020 and the first quarter of 2021, but new loan generation during the first quarter of 2021 offset some of the forgiven balances. The tax-free loans declined by $0.3 million, or 2.1%, from balances at March 31, 2020, and the commercial and industrial agricultural loans declined by $2.3 million, or 10.9%.

The consumer loan portfolio decreased to $4.8 million at March 31, 2021, from $5.6 million at March 31, 2020. Consumer loans made up 0.6% of total loans on March 31 2021, and 0.7% on March 31, 2020. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans that are generally unsecured. Slightly higher demand for unsecured credit is being outpaced by principal payments on existing loans resulting in the decrease in balances. Management anticipates that the Corporation’s level of consumer loans will likely remain stable as a percentage of the portfolio, as the need for additional unsecured credit is generally offset by those borrowers wishing to reduce debt levels and move away from the higher cost of unsecured financing relative to other forms of real estate secured financing.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Non-performing troubled debt restructurings
•	Other real estate owned

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2021	2020	2020
	$	$	$

Nonaccrual loans	681	725	1,953
Loans past due 90 days or more and still accruing	152	1,373	146
Troubled debt restructurings, non-performing	—	—	1,117
Total non-performing loans	833	2,098	3,216

Other real estate owned	—	—	—

Total non-performing assets	833	2,098	3,216

Non-performing assets to net loans	0.10%	0.25%	0.43%

The total balance of non-performing assets decreased by $2.4 million, or 74.1%, and $1.3 million, or 60.3%, from balances at March 31, 2020 and December 31, 2020, respectively. The decrease from the prior periods was primarily due to lower levels of loans past due 90 days or more as well as a decrease in non-performing troubled debt restructurings (TDRs). There were no non-performing TDR loans as of March 31, 2021 or December 31, 2020. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender. There were two non-performing TDRs as of March 31, 2020; an agriculture mortgage with a balance of $677,000 which had cash flow difficulties and a modification in payment terms; and a $439,000 real estate secured loan with a payment modification to allow annual interest and principal payments. Non-accrual loans decreased, by $1.3 million, or 65.1%, since March 31, 2020, and loans past due 90 days or more and still accruing were up slightly from the prior year period, and down more significantly, by $1.2 million, or 89.0% since December 31, 2020. The $1.3 million of non-accrual reduction that occurred between March 31, 2020 and December 31, 2020 was due to two commercial borrowers paying off their loans during the remainder of 2020. One commercial borrower with three non-accrual loans totaling over $1.0 million paid them off in the second quarter of 2020, while another commercial borrower with a $92,000 non-accrual loan was paid off in December 2020.

Management continues to monitor delinquency trends and the level of non-performing loans closely. At this time, management believes that the potential for material losses related to non-performing loans is decreasing with the level of delinquencies and non-performing loans lower than what was experienced throughout 2020.

There was no other real estate owned (OREO) as of March 31, 2021, December 31, 2020, or March 31, 2020.

Allowance for Credit Losses

The allowance for credit losses is established to cover any losses inherent in the loan portfolio. Management reviews the adequacy of the allowance each quarter based upon a detailed analysis and calculation of the allowance for credit losses. This calculation is based upon a systematic methodology for determining the allowance for credit losses in accordance with generally accepted accounting principles. The calculation includes estimates and is based upon losses inherent in the loan portfolio. The allowance calculation includes specific provisions for under-performing loans and general allocations to cover anticipated losses on all loan types based on historical losses. The calculation is also influenced by nine qualitative factors that are adjusted on a quarterly basis as needed. Based on the quarterly credit loss calculation, management will adjust the allowance for credit losses through the provision as necessary. Changes to the allowance for credit losses during the year are primarily affected by five main factors:

•	Historical loan losses
•	Qualitative factor adjustments including levels of delinquent and non-performing loans
•	Growth trends of the loan portfolio
•	Recovery of loans previously charged off
•	Provision for loan losses

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Allowance for Credit Losses table below shows the activity in the allowance for credit losses for the three-month periods ended March 31, 2021 and March 31, 2020. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for credit losses as a percentage of total loans.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31
	2021	2020
	$	$

Balance at January 1,	12,327	9,447
Loans charged off:
Real estate	—	—
Commercial and industrial	—	—
Consumer	14	6
Total charged off	14	6

Recoveries of loans previously charged off:
Real estate	—	(11)
Commercial and industrial	(1)	(1)
Consumer	(1)	—
Total recovered	(2)	(12)
Net loans charged off (recovered)	12	(6)

Provision charged to operating expense	375	350

Balance at March 31,	12,690	9,803

Net charge-offs as a % of average total loans outstanding	0.00%	0.00%

Allowance at end of period as a % of total loans	1.51%	1.28%

Charge-offs for the three months ended March 31, 2021, were $14,000, compared to $6,000 for the same period in 2020. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first three months of 2021 and 2020, the Corporation charged off several smaller amounts related to consumer loans. Recoveries were also low in the first three months of 2020 and 2021 with only total recoveries of $2,000 in the first quarter of 2021 and $12,000 in the first quarter of 2020.

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

The Corporation’s level of classified loans was $21.9 million on March 31, 2021, compared to $25.8 million on March 31, 2020. Total classified loans increased during 2020 but then decreased by December 31, 2020, and into the first quarter of 2021. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. There was $1.1 million of specifically allocated allowance against the classified loans as of March 31, 2021, $1.1 million of specific allocation as of December 31, 2020, and $114,000 of specific allocation as of March 31, 2020. The higher specific allocation at March 31, 2021 and December 31, 2020, is related to a customer with ongoing business concerns. Typically, as the classified loan balances fluctuate, the associated specific allowance applied to them fluctuates, resulting in a lower or higher required allowance.

The net charge-offs as a percentage of average total loans outstanding indicates the percentage of the Corporation’s total loan portfolio that has been charged off during the period, after reducing charge-offs by recoveries. The Corporation continues to experience low net charge-off percentages due to strong credit practices. Management continually monitors delinquencies, classified loans, and non-performing loans closely in regard to how they may impact charge-offs in the future. The actual charge-offs have been running at low levels, and management expects this to continue through the remainder of 2021. Management practices are in place to reduce the number and severity of losses. In regard to severely delinquent loans, management attempts to improve the Corporation’s collateral or credit position and, in the case of a loan workout, intervene to minimize additional charge-offs.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The allowance as a percentage of total loans was 1.51% as of March 31, 2021, 1.50% as of December 31, 2020, and 1.28% as of March 31, 2020. Management anticipates that the allowance percentage will remain fairly stable during the remainder of 2021, as the allowance balance is increased with additional provision expense to account for loan growth throughout the year. It is typical for the allowance for credit losses to contain a small amount of excess reserves. Over the long term, management targets and excess reserve at approximately 5% knowing that the reserve can fluctuate. The excess reserve stood at 6.0% as of March 31, 2021. Management would anticipate that this unallocated portion of the allowance will decrease throughout the remainder of 2021.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $0.3 million, or 1.2%, to $24.7 million as of March 31, 2021, from $25.0 million as of March 31, 2020. As of March 31, 2021, $335,000 was classified as construction in process compared to $239,000 as of March 31, 2020. Fixed assets declined as a result of depreciation outpacing new purchases in 2021.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $6.2 million of regulatory stock holdings as of March 31, 2021, consisted of $5.6 million of FHLB of Pittsburgh stock, $531,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding FHLB borrowings and mortgage activity. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $5.6 million on March 31, 2021, $5.9 million on December 31, 2020, and $7.0 million on March 31, 2020, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

The 2021 first quarter dividend declaration made on FHLB stock by FHLB of Pittsburgh was at a 5.75% annualized yield on activity stock and 2.50% annualized yield on membership stock. Most of the Corporation’s dividend is based on the activity stock, which is based on the amount of borrowings and mortgage activity with FHLB.

Deposits

The Corporation’s total ending deposits at March 31, 2021, increased by $72.6 million, or 5.8%, and by $342.5 million, or 34.9%, from December 31, 2020, and March 31, 2020, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity markets continued to lead customers to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since March 31, 2020, with the changes being a $216.2 million, or 59.4% increase in non-interest bearing demand deposit accounts, an $18.0 million, or 63.3% increase in interest bearing demand balances, a $29.5 million, or 30.9% increase in NOW balances, a $10.5 million, or 7.5% increase in money market account balances, an $81.1 million, or 36.5% increase in savings account balances, and a $12.8 million, or 9.7% decrease in time deposit balances.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The growth across most categories of core deposit accounts is a direct result of the PPP funding, government stimulus payments, and the change in customer’s spending habits during the uncertain economic conditions brought on by COVID-19. Due to limited safe investment options outside of banks, the Corporation saw customers bring deposit funds back to regular core checking and savings accounts in an effort to provide safety and financial flexibility. With the decrease in rates that occurred during 2020, customer deposits increased with few options in the market to earn a higher return. Customers view demand deposit, money market and savings accounts as the safest, most convenient place to maintain funds for maximum flexibility. Management believes deposit balances may continue to increase, but at a slower pace, through the remainder of 2021.

The Deposits by Major Classification table, shown below, provides the balances of each category for March 31, 2021, December 31, 2020, and March 31, 2020.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	March 31,	December 31,	March 31,
	2021	2020	2020
	$	$	$

Non-interest bearing demand	580,003	534,853	363,766
Interest bearing demand	46,509	47,092	28,479
NOW accounts	125,101	137,279	95,604
Money market deposit accounts	151,297	140,113	140,781
Savings accounts	303,324	274,386	222,241
Time deposits	119,153	119,088	131,981
Total deposits	1,325,387	1,252,811	982,852

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

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

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of March 31, 2021, time deposit balances had decreased $12.8 million, or 9.7%, from March 31, 2020, and increased slightly from December 31, 2020. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With the Federal Reserve rate decreases in 2020, there is minimal differences between shorter term CD rates and interest bearing non-maturity deposits, influencing customers to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Borrowings

Total borrowings were $72.4 million, $74.4 million, and $75.0 million as of March 31, 2021, December 31, 2020, and March 31, 2020, respectively. Of these amounts, $3.5 million reflect short-term funds as of March 31, 2020, with no short-term funds outstanding as of March 31, 2021 and December 31, 2020. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $52.8 million as of March 31, 2021, $54.8 million as of December 31, 2020, and $71.5 million as of March 31, 2020. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances at March 31, 2021, December 31, 2020, and March 31, 2020. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. The decrease in FHLB borrowings since March 31, 2020, can be attributed to management taking advantage of declining rates by prepaying FHLB advances and incurring penalties in order to save on interest expense in future years.

In order to limit the Corporation’s exposure and reliance to a single funding source, the Corporation’s Asset Liability Policy sets a goal of maintaining the amount of borrowings from the FHLB to 15% of asset size. As of March 31, 2021, the Corporation was significantly under this policy guideline at 6.4% of asset size with $52.8 million of total FHLB borrowings. The Corporation also has a policy that limits total borrowings from all sources to 150% of the Corporation’s capital. As of March 31, 2021, the Corporation was significantly under this policy guideline at 56.2% of capital with $72.4 million total borrowings from all sources. The Corporation has maintained FHLB borrowings and total borrowings well within these policy guidelines throughout all of 2020 and through the first three months of 2021.

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $449.3 million. The Corporation’s two internal policy limits mentioned above are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

In addition to the long-term advances funded through the FHLB, on December 30, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes with a maturity date of December 30, 2030. These notes are non-callable for 5 years and carry a fixed interest rate of 4% per year for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of March 31, 2021, $15.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

Stockholders’ Equity

Federal regulatory authorities require banks to meet minimum capital levels. The Corporation, as well as the Bank, as the solely owned subsidiary of the Corporation, maintains capital ratios well above those minimum levels. The risk-weighted capital ratios are calculated by dividing capital by total risk-weighted assets. Regulatory guidelines determine the risk-weighted assets by assigning assets to specific risk-weighted categories. The calculation of tier I capital to risk-weighted average assets does not include an add-back to capital for the amount of the allowance for credit losses, thereby making this ratio lower than the total capital to risk-weighted assets ratio.

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:
		Regulatory Requirements
		Adequately	Well
As of March 31, 2021	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	16.8%	8.0%	10.0%
Bank	16.2%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.4%	6.0%	8.0%
Bank	14.9%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.4%	4.5%	6.5%
Bank	14.9%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	8.6%	4.0%	5.0%
Bank	9.5%	4.0%	5.0%

As of December 31, 2020
Total Capital to Risk-Weighted Assets
Consolidated	16.1%	8.0%	10.0%
Bank	15.3%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	12.8%	6.0%	8.0%
Bank	14.0%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	12.8%	4.5%	6.5%
Bank	14.0%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	9.0%	4.0%	5.0%
Bank	9.8%	4.0%	5.0%

As of March 31, 2020
Total Capital to Risk-Weighted Assets
Consolidated	14.3%	8.0%	10.0%
Bank	14.2%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.1%	6.0%	8.0%
Bank	13.0%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	13.1%	4.5%	6.5%
Bank	13.0%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	9.9%	4.0%	5.0%
Bank	9.8%	4.0%	5.0%

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

On December 30, 2020, the Corporation issued $20 million of subordinated debt in order to support capital levels which had declined due to the sharp balance sheet growth that had occurred during 2020. The $20 million of subordinated debt qualifies as Tier 2 capital at the Holding Company level. Amounts of the subordinated debt can be transferred to the Bank where it qualifies as Tier 1 Capital. As of March 31, 2021, $15.0 million of this subordinated debt funding was transferred down to the Bank to rebuild the Bank’s capital levels. As of March 31, 2021 the Bank’s Tier 1 Leverage Ratio stood at 9.5% while the Corporation’s Tier 1 Leverage Ratio was 8.6%. The Bank’s Tier 1 Leverage Ratio policy range is 9.0% to 12.0% while the Corporation’s Tier 1 Leverage Ratio policy range is 8.0% - 12.0%. Tier 1 Capital levels at the Corporation level were not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the Corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $20 million subordinated debt issue. Most of the marked improvement in capital ratios occurred at the Bank level.

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

The Corporation’s dividends per share for the three months ended March 31, 2021, were $0.16, the same as the dividend paid out in the first three months of 2020. Dividends are paid from current earnings and available retained earnings. The Corporation’s current capital plan calls for management to maintain tier I capital to average assets between 8.0% and 12.0%. As a secondary measurement, the capital plan also targets a long-term dividend payout ratio in the range of 30% to 45%. This ratio will vary according to income, but over the long term, the Corporation’s goal is to maintain and target a payout ratio within this range. For the three months ended March 31, 2021, the payout ratio was 19.8%. This dividend payout ratio is low as a result of the higher earnings in the first quarter of 2021, some of which are non-recurring. Management currently anticipates that the payout ratio will return to more normal levels as 2021 progresses. Management’s goal is to maintain all regulatory capital ratios at current levels. Future dividend payout ratios are dependent on the future level of earnings and other factors that impact the level of capital.

The amount of unrealized gain or loss on the securities portfolio is reflected, net of tax, as an adjustment to capital, as required by U.S. generally accepted accounting principles. This is recorded as accumulated other comprehensive income or loss in the capital section of the consolidated balance sheet. An unrealized gain increases capital, while an unrealized loss reduces capital. This requirement takes the position that, if the Corporation liquidated the securities portfolio at the end of each period, the current unrealized gain or loss on the securities portfolio would directly impact the Corporation’s capital. As of March 31, 2021, the Corporation showed an unrealized gain, net of tax, of $2,924,000, compared to an unrealized gain of $7,958,000 at December 31, 2020, and an unrealized gain of $1,103,000 as of March 31, 2020. These unrealized gains, net of tax are excluded from capital when calculating the tier I capital to average assets numbers above. The amount of unrealized gain or loss on the securities portfolio, shown net of tax, as an adjustment to capital, does not include any actual impairment taken on securities, which is shown as a reduction to income on the Corporation’s Consolidated Statements of Income. No impairment was recorded in the three months ended March 31, 2021, or in the same prior year period. The changes in unrealized gains and losses are due to normal changes in market valuations of the Corporation’s securities as a result of interest rate movements.

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of March 31, 2021.

Index

ENB FINANCIAL CORP

Management’s Discussion and Analysis

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

March 31,
2021
$
Commitments to extend credit:
Revolving home equity	133,009
Construction loans	2,634
Real estate loans	123,820
Business loans	163,725
Consumer loans	1,273
Other	5,064
Standby letters of credit	9,696

Total	439,221

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

Credit Risk

For discussion on credit risk refer to the sections in Item 2. Management’s Discussion and Analysis, on securities, non-performing assets, and allowance for credit losses.

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. As of March 31, 2021, all maturity gap ratios were higher than corporate policy guidelines, due to a larger amount of loans and securities now maturing in less than five years, influenced very directly by the PPP loans that will mature in the next one to five years. The six-month gap ratio was 321.1%, compared to an upper policy guideline of 155%; the one-year gap ratio was 238.8%, compared to an upper policy guideline of 140%; the three-year gap ratio was 202.4%, compared to an upper guideline of 125%; and the five-year gap ratio was 178.6%, compared to an upper policy guideline of 115%. The results show asset sensitivity. In a rising interest rate cycle higher gap ratios would be more beneficial to the Corporation. However, in a declining rate environment, being asset sensitive is unfavorable. Even though the Corporation shows asset sensitivity above policy guidelines for the longer-term gap measurements, it is likely we would be back in a rising rate environment for those longer three and five-year periods and having asset sensitivity would be beneficial in that case. The current asset sensitivity of the Corporation’s balance sheet does negatively impact performance in the current rates-down interest rate scenario as there are more assets repricing to lower rates than liabilities. This asset sensitivity will be beneficial in the next rates-up cycle. Management will continue to monitor and manage the length of the balance sheet in order to sustain reasonable asset yields in a declining rate environment, while still positioning for a likely rising rate environment out in the future.

Index

ENB FINANCIAL CORP

Gap ratios have been increasing for the Corporation throughout 2020 and 2021. The Corporation’s assets are moderately long, but the length of the securities portfolio and the loan portfolio is more than offset by the length of the Corporation’s core deposit liabilities in conjunction with holding high levels of cash and cash equivalents. Beyond the non-maturity deposits, management is able to utilize the length of wholesale funding instruments to offset the declining length of the CD portfolio. Management believes that the Federal Reserve rate decreases early in 2020 will negatively impact net interest income for the remainder of 2021 as assets continue to reprice to lower levels. However, some savings can be achieved through deposits, primarily the CD portfolio, as the maturing CDs reprice to significantly lower levels.

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

Management may desire to have higher gap ratios when factoring in future loan growth or other funding changes to the balance sheet. Management has been actively working to increase the Corporation’s loan-to-deposit ratio. As the loan-to-deposit ratio increases and more loans go on to the Corporation’s balance sheet, the asset mix will generally lengthen and the gap ratios will decline. However, in 2020 and 2021, the Corporation’s deposits have experienced very strong growth attributable to the very low interest rates and a desire by consumers to safeguard more cash during uncertain times. This has caused the loan-to-deposit ratio to decline during 2020 and 2021 even with moderate loan growth. As of March 31, 2021, the loan-to-deposit ratio was 63.5%, compared to 65.7%, at December 31, 2020, and 77.7% at March 31, 2020.

Management’s desired gap levels will also change due to the direction of interest rates. In March 2020, the Federal Reserve cut the overnight interest rate by 150 basis points at two separate special Federal Reserve Board meetings. Cash and other short term assets were directly impacted by this change in overnight rates. If the Corporation’s liquid assets cannot be deployed into higher yielding longer term assets, then management will reduce the amount of cash and short-term assets to reduce the exposure to future decreases in the overnight rate. Management believes the overnight Federal funds rate will not decline further in 2021, but the economic environment is unpredictable and future rate changes will be dependent on the national and global economic conditions.

The risk of liabilities repricing at higher interest rates is low in the present environment as the Corporation does not foresee the need to raise deposit interest rates any time in the near future. A number of the Corporation’s maturing time deposits have already repriced to lower rates due to the rapid rate declines during March of 2020. However, a large portion of the Corporation’s deposits are core deposits with little repricing expected to occur in the near future. The Corporation’s maturing time deposits and borrowings are generally repricing to lower interest rates and will continue to do so throughout 2021. The Corporation’s average cost of funds was 21 basis points as of March 31, 2021, which is low from an historic perspective. The Corporation’s average cost of funds was 20 basis points as of December 31, 2020, and 49 basis points as of March 31, 2020. This cost of funds will likely remain around the current level throughout the remainder of 2021. The average cost of funds includes the benefit of non-interest bearing demand deposit accounts.

Deposits had not been very rate sensitive for a number of years as a result of the limited desirable rates available to the deposit customers. The Corporation had experienced a steady growth in both non-interest bearing and interest bearing funds during this last prolonged and historically low interest rate cycle, but in 2018 and through 2019, deposit growth had been slower than in prior years. With the Federal Reserve rate declines in the first quarter of 2020, deposit growth has once again been strong with customers choosing to keep their funds in banks as opposed to investing in other instruments that are more susceptible to market fluctuations. Additionally, with the government aid direct deposits and checks sent out in 2020 and 2021, the Corporation has experienced significant deposit growth throughout the latter part of 2020 and the first quarter of 2021.

The performance of the equity markets also has a bearing on how much of the current deposits will remain at the Corporation. It is management’s observation that since the financial crisis, an element of the Corporation’s deposit customers has been reluctant to redeploy funds presently at banks back into the equity market. This became even more apparent with the COVID-19 pandemic and the volatility in the equity markets caused by this event. Investors have grown weary of the fluctuations in the equity markets. In 2019, the equity markets had very strong gains, which did not adversely impact the Corporation’s deposit growth. In March 2020, with the outbreak of COVID-19, the equity markets recorded their biggest decline in recent history with the market down between 30% and 35% after huge sell-offs. The equity market has since recovered and has steadily grown to new historic highs, well ahead of the expected continued COVID-19 recovery. But the previous history of unprecedented equity declines following a fueled bull market is causing many customers to keep a large percentage of their excess funds in banks which has caused the increase in the Corporation’s deposits through 2020 and the first quarter of 2021.

Index

ENB FINANCIAL CORP

The Corporation’s net interest margin is down from levels in the previous quarter and previous year. Management’s future asset liability decisions will be dependent upon improvements in asset yield as well as the expected timing of further short-term rate increases or decreases. Management expects that the gap ratios will remain above the established guidelines throughout the remainder of 2021.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of March 31, 2021, the Corporation was within guidelines for all of the above measurements

The Corporation’s liquidity measurements are tracked and reported quarterly by management to both observe trends and ensure the measurements stay within desired ranges. Management is confident that a sufficient amount of internal and external liquidity exists to provide for significant unanticipated liquidity needs.

Interest Rate Risk

Interest rate risk is measured using two analytical tools:

•	Changes in net interest income
•	Changes in net portfolio value

Financial modeling is used to forecast net interest income and earnings, as well as net portfolio value, also referred to as fair value. The modeling is generally conducted under seven different interest rate scenarios. The scenarios consist of a projection of net interest income if rates remain flat, increase 100, 200, or 300 basis points, or decrease 25, 50, or 75 basis points. Currently, the flat-rate scenario seems more likely for the remainder of 2021, with the Federal funds rate at 0.25% as of March 31, 2021. The rates-down scenarios are much less likely now with the Federal Reserve rate cuts that already occurred in 2020. For that reason, management believes it appropriate to model rates down 25, 50, and 75 basis points to most adequately cover all the reasonably possible declining rate scenarios that the Corporation could face, while continuing to model rates up scenarios of 100, 200, and 300 basis points. While management had previously turned its focus to rates-down scenarios, with each Federal Reserve rate reduction, the ability to further reduce interest rates diminishes and the exposure to higher interest rates increases. The overnight Federal funds rate and the current U.S. Treasury rates are presently at low historical levels. Because of this historical perspective, if management would take a neutral position in terms of the direction of forward interest rates, there is clearly more long term risk of rates going up than down. So while in the near term it is likely we may see no Federal Reserve rate increases or decreases, management remains guarded about the impact of higher interest rates and continues to prepare for rate increases on a larger scale than decreases.

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of March 31, 2021. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis to be the most conservative and most accurate means to evaluate fair value and future interest rate risk. The static balance sheet approach is used to reduce the number of variables in calculating the model’s accuracy in predicting future net interest income. It is appropriate to pull out various balance sheet growth scenarios which could be utilized to compensate for a declining margin. By testing the model using a base model assuming no growth, this variable is eliminated and management can focus on predicted net interest income based on the current existing balance sheet. Management does run additional scenarios with expected growth rates through the asset liability model to most accurately predict future financial performance. This is done separately and apart from the static balance sheet approach discussed above to test fair value and future interest rate risk.

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

Index

ENB FINANCIAL CORP

The first quarter 2021 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of March 31, 2021, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios show a positive impact to net interest income. The increase in net interest income in the up-rate scenarios is largely due to the increase in variable rate loans and the recent purchases of variable rate securities and the cash balances held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates. Loans that are Prime-based will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase. Additionally, deposit rates may level off more when market rates increase by 200 or 300 basis points where variable loan rates will still increase by the same amount as the Prime rate. With the Federal Reserve acting to decrease interest rates by 225 basis points over five meetings held since June 30, 2019, the Corporation has had more exposure to all maturing fixed-rate loans and securities. These assets have been maturing and repricing to lower market rates, while most of the Corporation’s interest-bearing deposits could not be repriced any lower. This would result in a decline in net interest income in any down-rate scenario.

For the rates-up 100 basis point scenario, net interest income increases by 1.3% compared to the rates unchanged scenario. The higher interest rates go, the greater the likelihood that the proportionality of the Corporation’s deposit rate changes decreases as a percentage of the Federal Reserve’s action. For the rates-up 200 and 300 basis point scenarios, net interest income increases by 1.9% and 2.7%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, and -15%, for the rates-up 100, 200, and 300 basis point scenarios, respectively.

The positive impact of higher rates is primarily due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the Corporation’s relatively high interest earning cash balances and that component of the loans and securities portfolios that reprice in less than one year. This more than offsets the increase in interest expense caused by repricing deposits, where they are only repricing by a fraction of the rate change. The Corporation’s short term borrowings do price up faster than deposits, generally equivalent to the U.S. Treasury market. However, as of March 31, 2021, the Corporation had no overnight or short term borrowings but had $52.8 million of long-term fixed-rate advances. Additionally, total borrowings only make up approximately 3.8% of the total funding provided by deposits and borrowings. The more aggressive rates-up scenarios also benefit from known historical experience of deposit rate increases lagging and a slowing in the pace of the actual rate increase as interest rates continue to rise. This allows management the ability to benefit from higher rates by controlling the amount of the interest rate increases on large amounts of liabilities that could reprice.

As of March 31, 2021, in the down scenarios of -25, -50, and -75 basis points, net interest income decreases by 0.6%, 1.8%, and 3.0%, respectively, compared to policy guidelines of -1.25%, -2.5% and -3.75%. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly during the remainder of 2021.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of March 31, 2021, the Corporation was within guidelines for all up-rate scenarios and out of policy guidelines for the down-rate scenarios. The Corporation shows a very favorable benefit to net portfolio value in the rising rate scenarios, due primarily to the very low market rates and the elevated amount of core deposits on the Corporation’s balance sheet as of March 31, 2021. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the discount rate used to value the Corporation’s interest bearing accounts decreases, causing a higher net present value for these interest-bearing deposits.

Index

ENB FINANCIAL CORP

The results as of March 31, 2021, indicate that the Corporation’s net portfolio value would experience valuation gains of 10.6%, 14.9%, and 14.9% in the rates-up 100, 200, and 300 basis point scenarios. Management’s maximum permitted declines in net portfolio value by policy are -5% for rates-up 100 basis points, graduating up to -15% for rates-up 300 basis points. A valuation loss would indicate that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The analysis does show a valuation loss in the down 25, 50, and 75 basis point scenarios of -6.4%, -14.7%, and -23.3%, respectively, compared to policy guidelines of -3.75%, -7.5%, and -11.25%. The Corporation’s expected valuation loss was outside of guidelines for all down-rate scenarios. With the significant declines in the overnight and Prime rate since 2019, the Corporation’s exposure to valuation changes based on lower rates has also changed materially. Management does not anticipate any further Federal Reserve rate reductions as another 0.25% move down would cause the Federal funds rate range to be in negative territory at -0.25% to 0.00%. The Federal Reserve has signaled that their preferred course of action would be to use other tools available to support the economy before resorting to a further rate reduction. Management also does not anticipate that market interest rates decline materially from the present levels. Currently the two-year U.S. Treasury yield has been around 0.16%. This has been the case for much of 2020 and 2021. While interest rates are unlikely to materially decline, the behavior of the Corporation’s deposits will continue to have an impact on the Corporation’s net portfolio value. With the recent rapid increase in the Corporation’s core deposits, management is guarded against further valuation declines in the rates-down interest rate scenarios throughout the remainder of 2021, even though the likelihood of lower interest rates is remote.

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

Index

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of March 31, 2021, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

March 31, 2021

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

Item 1A. Risk Factors

The Corporation continually monitors the risks related to the Corporation’s business, other events, the Corporation’s Common Stock, and the Corporation’s industry. Management has not identified any new risk factors since the December 31, 2020 Form 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended March 31, 2021.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

January 2021	—	—	—	190,000
February 2021	7,600	19.53	7,600	182,400
March 2021	—	—	—	182,400

Total	7,600

* On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. The first purchase of common stock under this plan occurred on October 28, 2020. By March 31, 2021, a total of 17,600 shares were repurchased at a total cost of $335,000 for an average cost per share of $19.03.

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

ENB Financial Corp
(Registrant)

Dated: May 14, 2021	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: May 14, 2021	By:	/s/ Scott E. Lied
Scott E. Lied, CPA
Treasurer
Principal Financial Officer