Form 10-Q
period 2021-09-30
ENB Financial Corp
filed 2021-11-12
CIK 1437479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2021, the registrant had 5,575,451 shares of $0.10 (par) Common Stock outstanding.

ENB FINANCIAL CORP

INDEX TO FORM 10-Q

September 30, 2021

ENB FINANCIAL CORP

Part I - Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,	September 30,
	2021	2020	2020
	$	$	$
ASSETS
Cash and due from banks	16,100	21,665	19,979
Interest-bearing deposits in other banks	62,720	73,274	24,347
Total cash and cash equivalents	78,820	94,939	44,326
Securities available for sale (at fair value)	561,587	476,428	360,029
Equity securities (at fair value)	8,844	7,105	6,854
Loans held for sale	3,174	3,029	5,008
Loans (net of unearned income)	880,261	823,370	843,177
Less: Allowance for loan losses	12,454	12,327	11,996
Net loans	867,807	811,043	831,181
Premises and equipment	24,507	24,760	24,696
Regulatory stock	5,635	6,107	6,525
Bank owned life insurance	35,200	29,646	29,418
Other assets	12,478	9,256	8,964
Total assets	1,598,052	1,462,313	1,317,001

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	591,333	534,853	465,247
Interest-bearing	800,169	717,958	661,574
Total deposits	1,391,502	1,252,811	1,126,821
Short-term borrowings	-	-	1,500
Long-term debt	46,706	54,790	60,010
Subordinated debt	19,660	19,601	-
Other liabilities	3,967	4,895	3,362
Total liabilities	1,461,835	1,332,097	1,191,693
Stockholders' equity:
Common stock, par value $0.10
Shares: Authorized 24,000,000
Issued 5,739,114 and Outstanding 5,575,451 as of 9/30/21, 5,566,230 as of 12/31/20, and 5,566,413 as of 9/30/20	574	574	574
Capital surplus	4,498	4,444	4,456
Retained earnings	130,082	120,670	117,960
Accumulated other comprehensive income	4,326	7,958	5,756
Less: Treasury stock cost on 163,663 shares as of 9/30/21, 172,884 as of 12/31/20, and 172,701 as of 9/30/20	(3,263)	(3,430)	(3,438)
Total stockholders' equity	136,217	130,216	125,308

Total liabilities and stockholders' equity	1,598,052	1,462,313	1,317,001

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	$	$	$	$
Interest and dividend income:
Interest and fees on loans	8,986	8,617	25,541	25,705
Interest on securities available for sale
Taxable	1,301	920	3,611	3,207
Tax-exempt	1,015	690	2,977	1,899
Interest on deposits at other banks	17	31	59	112
Dividend income	98	129	295	419

Total interest and dividend income	11,417	10,387	32,483	31,342

Interest expense:
Interest on deposits	278	430	877	1,782
Interest on borrowings	511	415	1,569	1,333

Total interest expense	789	845	2,446	3,115

Net interest income	10,628	9,542	30,037	28,227

(Credit) provision for loan losses	(250)	1,250	125	2,575

Net interest income after (credit) provision for loan losses	10,878	8,292	29,912	25,652

Other income:
Trust and investment services income	540	442	1,746	1,480
Service fees	618	701	1,917	2,015
Commissions	945	781	2,761	2,116
Gains on the sale of debt securities, net	350	55	711	704
Gains (losses) on equity securities, net	32	(54)	256	(279)
Gains on sale of mortgages	1,206	2,081	4,381	4,312
Earnings on bank-owned life insurance	218	209	636	620
Other income	230	159	1,126	241

Total other income	4,139	4,374	13,534	11,209

Operating expenses:
Salaries and employee benefits	6,142	5,860	17,800	16,522
Occupancy	654	598	1,972	1,805
Equipment	255	298	806	904
Advertising & marketing	282	184	717	676
Computer software & data processing	1,097	835	3,297	2,309
Shares tax	322	239	876	718
Professional services	535	549	1,572	1,679
Other expense	831	635	1,961	1,939

Total operating expenses	10,118	9,198	29,001	26,552

Income before income taxes	4,899	3,468	14,445	10,309

Provision for federal income taxes	760	533	2,251	1,610

Net income	4,139	2,935	12,194	8,699

Earnings per share of common stock	0.74	0.53	2.19	1.56

Cash dividends paid per share	0.17	0.16	0.50	0.48

Weighted average shares outstanding	5,570,416	5,564,158	5,565,777	5,591,027

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	$	$	$	$

Net income	4,139	2,935	12,194	8,699

Other comprehensive income, net of tax:
Securities available for sale not other-than-temporarily impaired:

Unrealized gains (losses) arising during the period	(3,492)	1,616	(3,884)	5,962
Income tax effect	733	(339)	814	(1,250)
	(2,759)	1,277	(3,070)	4,712

Gains recognized in earnings	(350)	(55)	(711)	(704)
Income tax effect	73	12	149	148
	(277)	(43)	(562)	(556)

Other comprehensive income (loss), net of tax	(3,036)	1,234	(3,632)	4,156

Comprehensive Income	1,103	4,169	8,562	12,855

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
	$	$	$	$	$	$

Balances, December 31, 2019	574	4,482	111,944	1,600	(1,912)	116,688
Net income	-	-	2,165	-	-	2,165
Other comprehensive loss net of tax	-	-	-	(497)	-	(497)
Treasury stock purchased - 49,911 shares	-	-	-	-	(1,098)	(1,098)
Treasury stock issued - 7,670 shares	-	(6)	-	-	156	150
Cash dividends paid, $0.16 per share	-	-	(902)	-	-	(902)
Balances, March 31, 2020	574	4,476	113,207	1,103	(2,854)	116,506
Net income	-	-	3,599	-	-	3,599
Other comprehensive income net of tax	-	-	-	3,419	-	3,419
Treasury stock purchased - 32,966 shares	-	-	-	-	(627)	(627)
Treasury stock issued - 8,354 shares	-	(10)	-	-	167	157
Cash dividends paid, $0.16 per share	-	-	(892)	-	-	(892)
Balances, June 30, 2020	574	4,466	115,914	4,522	(3,314)	122,162
Net income	-	-	2,935	-	-	2,935
Other comprehensive income net of tax	-	-	-	1,234	-	1,234
Treasury stock purchased - 16,526 shares	-	-	-	-	(304)	(304)
Treasury stock issued - 9,050 shares	-	(10)	-	-	180	170
Cash dividends paid, $0.16 per share	-	-	(889)	-	-	(889)
Balances, September 30, 2020	574	4,456	117,960	5,756	(3,438)	125,308

Balances, December 31, 2020	574	4,444	120,670	7,958	(3,430)	130,216
Net income	-	-	4,504	-	-	4,504
Other comprehensive loss net of tax	-	-	-	(5,034)	-	(5,034)
Treasury stock purchased - 7,600 shares	-	-	-	-	(149)	(149)
Treasury stock issued - 7,936 shares	-	16	-	-	157	173
Cash dividends paid, $0.16 per share	-	-	(889)	-	-	(889)
Balances, March 31, 2021	574	4,460	124,285	2,924	(3,422)	128,821
Net income	-	-	3,551	-	-	3,551
Other comprehensive income net of tax	-	-	-	4,438	-	4,438
Treasury stock purchased - 7,200 shares	-	-	-	-	(155)	(155)
Treasury stock issued - 10,611 shares	-	20	-	-	211	231
Cash dividends paid, $0.17 per share	-	-	(945)	-	-	(945)
Balances, June 30, 2021	574	4,480	126,891	7,362	(3,366)	135,941
Net income	-	-	4,139	-	-	4,139
Other comprehensive loss net of tax	-	-	-	(3,036)	-	(3,036)
Treasury stock purchased - 3,100 shares	-	-	-	-	(68)	(68)
Treasury stock issued - 8,574 shares	-	18	-	-	171	189
Cash dividends paid, $0.17 per share	-	-	(948)	-	-	(948)
Balances, September 30, 2021	574	4,498	130,082	4,326	(3,263)	136,217

See Notes to the Unaudited Consolidated Interim Financial Statements

ENB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)	Nine Months Ended September 30,
	2021	2020
	$	$
Cash flows from operating activities:
Net income	12,194	8,699
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities premiums and discounts and loan fees	2,851	2,173
Amortization of operating leases right-of-use assets	60	134
Increase in interest receivable	(958)	(586)
Decrease in interest payable	146	(162)
Provision for loan losses	125	2,575
Gains on the sale of debt securities, net	(711)	(704)
(Gain) loss on equity securities, net	(256)	279
Gains on sale of mortgages	(4,381)	(4,312)
Loans originated for sale	(71,607)	(101,044)
Proceeds from sales of loans	75,843	102,690
Earnings on bank-owned life insurance	(636)	(620)
Depreciation of premises and equipment and amortization of software	1,164	1,137
Deferred income tax	164	(586)
Amortization of deferred fees on subordinated debt	59	-
Other assets and other liabilities, net	(2,291)	(111)
Net cash provided by operating activities	11,766	9,562

Cash flows from investing activities:
Securities available for sale:
Proceeds from maturities, calls, and repayments	58,837	51,451
Proceeds from sales	77,259	50,819
Purchases	(228,981)	(150,728)
Equity securities
Proceeds from sales	460	-
Purchases	(1,945)	(425)
Purchase of regulatory bank stock	(524)	(1,225)
Redemptions of regulatory bank stock	996	1,991
Purchase of bank-owned life insurance	(4,918)	-
Net increase in loans	(55,899)	(89,270)
Purchases of premises and equipment, net	(745)	(705)
Purchase of computer software	(471)	(133)
Net cash used for investing activities	(155,931)	(138,225)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	141,428	165,296
Net decrease in time deposits	(2,737)	(12,563)
Net increase in short-term borrowings	-	1,300
Proceeds from long-term debt	-	12,984
Repayments of long-term debt	(8,084)	(30,846)
Dividends paid	(2,782)	(2,683)
Proceeds from sale of treasury stock	593	477
Treasury stock purchased	(372)	(2,029)
Net cash provided by financing activities	128,046	131,936
(Decrease) Increase in cash and cash equivalents	(16,119)	3,273
Cash and cash equivalents at beginning of period	94,939	41,053
Cash and cash equivalents at end of period	78,820	44,326

Supplemental disclosures of cash flow information:
Interest paid	2,300	3,277
Income taxes paid	2,200	2,225
Supplemental disclosure of non-cash investing and financing activities:
Fair value adjustments for securities available for sale	4,595	(5,258)
Recognition of lease operating right-of-use assets	80	-
Recognition of operating lease liabilities	80	-

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

ENB Financial Corp (“the Corporation”) is the bank holding company for its wholly-owned subsidiary Ephrata National Bank (the “Bank”). This Form 10-Q, for the third quarter of 2021, is reporting on the results of operations and financial condition of ENB Financial Corp on a consolidated basis.

Operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in ENB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

2.Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities held at September 30, 2021, and December 31, 2020, are as follows:

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2021
U.S. treasuries	4,981	17	-	4,998
U.S. government agencies	29,616	85	(420)	29,281
U.S. agency mortgage-backed securities	56,941	857	(336)	57,462
U.S. agency collateralized mortgage obligations	33,173	436	(16)	33,593
Asset-backed securities	100,722	868	(147)	101,443
Corporate bonds	84,264	854	(144)	84,974
Obligations of states and political subdivisions	246,413	5,127	(1,704)	249,836
Total securities available for sale	556,110	8,244	(2,767)	561,587

December 31, 2020
U.S. government agencies	54,224	144	(7)	54,361
U.S. agency mortgage-backed securities	69,777	1,441	(166)	71,052
U.S. agency collateralized mortgage obligations	34,449	640	(54)	35,035
Asset-backed securities	60,387	433	(345)	60,475
Corporate bonds	60,387	1,348	(12)	61,723
Obligations of states and political subdivisions	187,132	6,727	(77)	193,782
Total securities available for sale	466,356	10,733	(661)	476,428

The amortized cost and fair value of securities available for sale at September 30, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to certain call or prepayment provisions.

CONTRACTUAL MATURITY OF DEBT SECURITIES

(DOLLARS IN THOUSANDS)

	Amortized
	Cost	Fair Value
	$	$
Due in one year or less	35,395	35,774
Due after one year through five years	102,504	104,210
Due after five years through ten years	139,182	139,739
Due after ten years	279,029	281,864
Total debt securities	556,110	561,587

Securities available for sale with a par value of $91,079,000 and $86,849,000 at September 30, 2021, and December 31, 2020, respectively, were pledged or restricted for public funds, borrowings, or other purposes as required by law. The fair value of these pledged securities was $94,538,000 at September 30, 2021, and $91,666,000 at December 31, 2020.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

Proceeds from active sales of securities available for sale, along with the associated gross realized gains and gross realized losses, are shown below. Realized gains and losses are computed on the basis of specific identification.

PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	$	$	$	$
Proceeds from sales	17,957	7,001	77,259	50,819
Gross realized gains	369	64	791	730
Gross realized losses	(19)	(9)	(80)	(26)

Management evaluates all of the Corporation’s securities for other-than-temporary impairment (OTTI) on a periodic basis. No securities in the portfolio had other-than-temporary impairment recorded in the first nine months of 2021 or 2020.

Information pertaining to securities with gross unrealized losses at September 30, 2021, and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

TEMPORARY IMPAIRMENTS OF SECURITIES

(DOLLARS IN THOUSANDS)

	Less than 12 months		More than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	$	$	$	$	$	$
As of September 30, 2021
U.S. government agencies	23,985	(420)	-	-	23,985	(420)
U.S. agency mortgage-backed securities	24,270	(310)	2,988	(26)	27,258	(336)
U.S. agency collateralized mortgage obligations	3,243	(1)	3,569	(15)	6,812	(16)
Asset-backed securities	27,718	(123)	4,919	(24)	32,637	(147)
Corporate bonds	18,381	(144)	-	-	18,381	(144)
Obligations of states & political subdivisions	97,126	(1,704)	-	-	97,126	(1,704)

Total temporarily impaired securities	194,723	(2,702)	11,476	(65)	206,199	(2,767)

As of December 31, 2020
U.S. government agencies	42,988	(7)	-	-	42,988	(7)
U.S. agency mortgage-backed securities	15,995	(157)	2,221	(9)	18,216	(166)
U.S. agency collateralized mortgage obligations	12,933	(54)	-	-	12,933	(54)
Asset-backed securities	8,465	(20)	18,080	(325)	26,545	(345)
Corporate bonds	-	-	3,016	(12)	3,016	(12)
Obligations of states & political subdivisions	15,666	(77)	-	-	15,666	(77)

Total temporarily impaired securities	96,047	(315)	23,317	(346)	119,364	(661)

In the debt security portfolio there were 101 positions from 78 different issuers that were carrying unrealized losses as of September 30, 2021. There were no instruments considered to be other-than-temporarily impaired at September 30, 2021.

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

3.Equity Securities

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of equity securities held at September 30, 2021 and December 31, 2020.

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
September 30, 2021
CRA-qualified mutual funds	7,222	-	-	7,222
Bank stocks	1,518	119	(15)	1,622
Total equity securities	8,740	119	(15)	8,844

		Gross	Gross
(DOLLARS IN THOUSANDS)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$	$	$	$
December 31, 2020
CRA-qualified mutual funds	6,176	-	-	6,176
Bank stocks	982	53	(106)	929
Total equity securities	7,158	53	(106)	7,105

The following table presents the net gains and losses on the Corporation’s equity investments recognized in earnings during the three and nine months ended September 30, 2021 and 2020, and the portion of unrealized gains and losses for the period that relates to equity investments held as of September 30, 2021 and 2020.

NET GAINS AND LOSSES ON EQUITY INVESTMENTS RECOGNIZED IN EARNINGS

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	$	$	$	$

Net gains (losses) recognized in equity securities during the period	32	(54)	256	(279)

Less: Net gains realized on the sale of equity securities during the period	3	-	99	-

Unrealized gains (losses) recognized in equity securities held at reporting date	29	(54)	157	(279)

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

4.Loans and Allowance for Credit Losses

The following table presents the Corporation’s loan portfolio by category of loans as of September 30, 2021, and December 31, 2020:

LOAN PORTFOLIO

(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2021	2020
	$	$
Commercial real estate
Commercial mortgages	166,741	142,698
Agriculture mortgages	188,455	176,005
Construction	18,786	23,441
Total commercial real estate	373,982	342,144

Consumer real estate (a)
1-4 family residential mortgages	302,670	263,569
Home equity loans	11,889	10,708
Home equity lines of credit	74,919	71,290
Total consumer real estate	389,478	345,567

Commercial and industrial
Commercial and industrial	73,695	97,896
Tax-free loans	17,279	10,949
Agriculture loans	19,180	20,365
Total commercial and industrial	110,154	129,210

Consumer	5,211	5,155

Gross loans prior to deferred fees	878,825	822,076

Deferred loan costs, net	1,436	1,294
Allowance for credit losses	(12,454)	(12,327)
Total net loans	867,807	811,043

(a)	Real estate loans serviced for others, which are not included in the Consolidated Balance Sheets, totaled $274,892,000 and $235,437,000 as of September 30, 2021, and December 31, 2020, respectively.

The Corporation grades commercial credits differently than consumer credits. The following tables represent all of the Corporation’s commercial credit exposures by internally assigned grades as of September 30, 2021 and December 31, 2020. The grading analysis estimates the capability of the borrower to repay the contractual obligations under the loan agreements as scheduled. The Corporation's internal commercial credit risk grading system is based on experiences with similarly graded loans.

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

COMMERCIAL CREDIT EXPOSURE

CREDIT RISK PROFILE BY INTERNALLY ASSIGNED GRADE

(DOLLARS IN THOUSANDS)

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
September 30, 2021	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	162,806	179,880	12,648	64,457	17,279	18,657	455,727
Special Mention	2,458	-	6,138	5,082	-	-	13,678
Substandard	1,477	8,575	-	4,156	-	523	14,731
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	166,741	188,455	18,786	73,695	17,279	19,180	484,136

				Commercial
	Commercial	Agriculture		and	Tax-free	Agriculture
December 31, 2020	Mortgages	Mortgages	Construction	Industrial	Loans	Loans	Total
	$	$	$	$	$	$	$
Grade:
Pass	133,853	166,102	21,142	87,767	10,949	18,586	438,399
Special Mention	3,683	1,651	2,299	5,592	-	774	13,999
Substandard	5,162	8,252	-	4,537	-	1,005	18,956
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	142,698	176,005	23,441	97,896	10,949	20,365	471,354

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

For consumer loans, the Corporation evaluates credit quality based on whether the loan is considered performing or non-performing. Non-performing loans consist of those loans greater than 90 days delinquent and nonaccrual loans. The following tables present the balances of consumer loans by classes of the loan portfolio based on payment performance as of September 30, 2021 and December 31, 2020:

CONSUMER CREDIT EXPOSURE

CREDIT RISK PROFILE BY PAYMENT PERFORMANCE

(DOLLARS IN THOUSANDS)

	1-4 Family		Home Equity
	Residential	Home Equity	Lines of
September 30, 2021	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	302,436	11,889	74,919	5,200	394,444
Non-performing	234	-	-	11	245

Total	302,670	11,889	74,919	5,211	394,689

	1-4 Family		Home Equity
	Residential	Home Equity	Lines of
December 31, 2020	Mortgages	Loans	Credit	Consumer	Total
Payment performance:	$	$	$	$	$

Performing	262,185	10,708	71,267	5,141	349,301
Non-performing	1,384	-	23	14	1,421

Total	263,569	10,708	71,290	5,155	350,722

The following tables present an age analysis of the Corporation’s past due loans, segregated by loan portfolio class, as of September 30, 2021 and December 31, 2020:

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
			Greater				Receivable > 90 Days
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	and
September 30, 2021	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	-	-	186	186	166,555	166,741	-
Agriculture mortgages	756	-	1,516	2,272	186,183	188,455	-
Construction	-	-	-	-	18,786	18,786	-
Consumer real estate
1-4 family residential mortgages	529	-	234	763	301,907	302,670	172
Home equity loans	19	-	-	19	11,870	11,889	-
Home equity lines of credit	47	-	-	47	74,872	74,919	-
Commercial and industrial
Commercial and industrial	-	-	377	377	73,318	73,695	-
Tax-free loans	-	-	-	-	17,279	17,279	-
Agriculture loans	24	-	95	119	19,061	19,180	-
Consumer	5	-	11	16	5,195	5,211	11
Total	1,380	-	2,419	3,799	875,026	878,825	183

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

AGING OF LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

							Loans
							Receivable
			Greater				> 90 Days
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	and
December 31, 2020	Past Due	Past Due	Days	Due	Current	Receivable	Accruing
	$	$	$	$	$	$	$
Commercial real estate
Commercial mortgages	-	-	208	208	142,490	142,698	-
Agriculture mortgages	-	-	-	-	176,005	176,005	-
Construction	-	-	-	-	23,441	23,441	-
Consumer real estate
1-4 family residential mortgages	618	-	1,384	2,002	261,567	263,569	1,336
Home equity loans	1	-	-	1	10,707	10,708	-
Home equity lines of credit	-	-	23	23	71,267	71,290	23
Commercial and industrial
Commercial and industrial	-	-	469	469	97,427	97,896	-
Tax-free loans	-	-	-	-	10,949	10,949	-
Agriculture loans	42	-	-	42	20,323	20,365	-
Consumer	23	3	14	40	5,115	5,155	14
Total	684	3	2,098	2,785	819,291	822,076	1,373

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2021 and December 31, 2020:

NONACCRUAL LOANS BY LOAN CLASS

(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2021	2020
	$	$

Commercial real estate
Commercial mortgages	186	208
Agriculture mortgages	1,516	-
Construction	-	-
Consumer real estate
1-4 family residential mortgages	62	48
Home equity loans	-	-
Home equity lines of credit	-	-
Commercial and industrial
Commercial and industrial	377	469
Tax-free loans	-	-
Agriculture loans	95	-
Consumer	-	-
Total	2,236	725

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

As of September 30, 2021 and December 31, 2020, all of the Corporation’s commercial loans on nonaccrual status were also considered impaired. Information with respect to impaired loans for the three and nine months ended September 30, 2021 and September 30, 2020, is as follows:

IMPAIRED LOANS

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	$	$	$	$

Average recorded balance of impaired loans	2,012	5,060	4,391	4,062
Interest income recognized on impaired loans	38	31	176	72

No loan modifications were made during the first nine months of 2021 that would be considered a troubled debt restructuring (TDR). There was one loan modification made during the third quarter of 2020 that was considered a TDR. One $3.6 million loan was restructured to provide relief to the commercial borrower by reducing the interest rate, providing a six-month interest only period, and extending the amortization period by an additional nine years. This loan paid off in the third quarter of 2021. In addition to this TDR, deferments of principal related to the impact of COVID-19 did occur beginning in late March 2020, however these modifications are not considered a TDR under the revised COVID-19 regulatory guidance. A modification of the payment terms to a loan customer are considered a TDR if a concession was made to a borrower that is experiencing financial difficulty. A concession is generally defined as more favorable payment or credit terms granted to a borrower in an effort to improve the likelihood of the lender collecting principal in its entirety. Concessions usually are in the form of interest only for a period of time, or a lower interest rate offered in an effort to enable the borrower to continue to make normally scheduled payments. Included in the impaired loan portfolio is one loan to a commercial borrower that is being reported as a TDR. The balance of this TDR loans was $776,000 as of September 30, 2021. This TDR is not non-accrual.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize information regarding impaired loans by loan portfolio class as of September 30, 2021 and December 31, 2020, and for the nine months ended September 30, 2021, and the twelve months ended December 31, 2020:

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
September 30, 2021	Investment	Balance	Allowance	Investment	Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	247	285	-	2,802	116
Agriculture mortgages	1,720	1,721	-	1,158	45
Construction	-	-	-	-	-
Total commercial real estate	1,967	2,006	-	3,960	161

Commercial and industrial
Commercial and industrial	377	428	-	429	15
Tax-free loans	-	-	-	-	-
Agriculture loans	-	-	-	-	-
Total commercial and industrial	377	428	-	429	15

Total with no related allowance	2,344	2,434	-	4,389	176

With an allowance recorded:
Commercial real estate
Commercial mortgages	-	-	-	-	-
Agriculture mortgages	572	572	57	2	-
Construction	-	-	-	-	-
Total commercial real estate	572	572	57	2	-

Commercial and industrial
Commercial and industrial	-	-	-	-	-
Tax-free loans	-	-	-	-	-
Agriculture loans	95	95	95	-	-
Total commercial and industrial	95	95	95	-	-

Total with a related allowance	667	667	152	2	-

Total by loan class:
Commercial real estate
Commercial mortgages	247	285	-	2,802	116
Agriculture mortgages	2,292	2,293	57	1,160	45
Construction	-	-	-	-	-
Total commercial real estate	2,539	2,578	57	3,962	161

Commercial and industrial
Commercial and industrial	377	428	-	429	15
Tax-free loans	-	-	-	-	-
Agriculture loans	95	95	95	-	-
Total commercial and industrial	472	523	95	429	15

Total	3,011	3,101	152	4,391	176

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

IMPAIRED LOAN ANALYSIS

(DOLLARS IN THOUSANDS)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2020	Investment	Balance	Allowance	Investment	Recognized
	$	$	$	$	$

With no related allowance recorded:
Commercial real estate
Commercial mortgages	256	318	-	798	-
Agriculture mortgages	806	835	-	1,170	46
Construction	-	-	-	-	-
Total commercial real estate	1,062	1,153	-	1,968	46

Commercial and industrial
Commercial and industrial	469	504	-	513	23
Tax-free loans	-	-	-	-	-
Agriculture loans	-	-	-	-	-
Total commercial and industrial	469	504	-	513	23

Total with no related allowance	1,531	1,657	-	2,481	69

With an allowance recorded:
Commercial real estate
Commercial mortgages	3,581	3,581	1,110	1,468	57
Agriculture mortgages	651	651	21	679	34
Construction	-	-	-	-	-
Total commercial real estate	4,232	4,232	1,131	2,147	91

Commercial and industrial
Commercial and industrial	-	-	-	-	-
Tax-free loans	-	-	-	-	-
Agriculture loans	-	-	-	-	-
Total commercial and industrial	-	-	-	-	-

Total with a related allowance	4,232	4,232	1,131	2,147	91

Total by loan class:
Commercial real estate
Commercial mortgages	3,837	3,899	1,110	2,266	57
Agriculture mortgages	1,457	1,486	21	1,849	80
Construction	-	-	-	-	-
Total commercial real estate	5,294	5,385	1,131	4,115	137

Commercial and industrial
Commercial and industrial	469	504	-	513	23
Tax-free loans	-	-	-	-	-
Agriculture loans	-	-	-	-	-
Total commercial and industrial	469	504	-	513	23

Total	5,763	5,889	1,131	4,628	160

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2021:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial	Consumer	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2020	6,329	3,449	1,972	52	525	12,327

Charge-offs	-	-	-	(14)	-	(14)
Recoveries	-	-	1	1	-	2
Provision	173	(41)	(15)	20	238	375

Balance - March 31, 2021	6,502	3,408	1,958	59	763	12,690

Charge-offs	-	-	-	(9)	-	(9)
Recoveries	-	-	16	6	-	22
Provision	48	83	19	10	(160)	-

Balance - June 30, 2021	6,550	3,491	1,993	66	603	12,703

Charge-offs	-	-	-	(7)	-	(7)
Recoveries	-	-	2	6	-	8
Provision	(909)	216	81	(3)	365	(250)

Balance - September 30, 2021	5,641	3,707	2,076	62	968	12,454

During the nine months ended September 30, 2021, management charged off $30,000 in loans while recovering $32,000 and added $125,000 to the provision. The unallocated portion of the allowance increased from 4.3% of total reserves as of December 31, 2020, to 7.8% as of September 30, 2021. Management monitors the unallocated portion of the allowance with a desire to maintain it at approximately 5% over the long term, with a requirement of it not to exceed 10%.

During the nine months ended September 30, 2021, net provision expense was recorded for all loan sectors except for the commercial real estate sector. The lower provision in the commercial real estate sector was due to the pay off of one loan during the third quarter of 2021 that had a specific allocation. Due to this pay off, the specific allocation was reversed resulting in a credit provision for the nine months ended September 30, 2021. There were minimal charge-offs and recoveries recorded during the nine months ended September 30, 2021, as well as minimal provision expense due to the improving economic conditions and the reversal of specific allocation from the previous time periods.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table details activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2020:

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Commercial	Consumer	Commercial
	Real Estate	Real Estate	and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Beginning balance - December 31, 2019	4,319	2,855	1,784	41	448	9,447

Charge-offs	-	-	-	(6)	-	(6)
Recoveries	11	-	1	-	-	12
Provision	252	296	171	21	(390)	350

Balance - March 31, 2020	4,582	3,151	1,956	56	58	9,803

Charge-offs	-	-	-	(10)	-	(10)
Recoveries	-	-	1	1	-	2
Provision	356	146	175	5	293	975

Balance - June 30, 2020	4,938	3,297	2,132	52	351	10,770

Charge-offs	-	-	(23)	(3)	-	(26)
Recoveries	-	-	1	1	-	2
Provision	1,289	75	(18)	4	(100)	1,250

Balance - September 30, 2020	6,227	3,372	2,092	54	251	11,996

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present the balance in the allowance for credit losses and the recorded investment in loans receivable by portfolio segment based on impairment method as of September 30, 2021 and December 31, 2020:

ALLOWANCE FOR CREDIT LOSSES AND RECORDED INVESTMENT IN LOANS RECEIVABLE

(DOLLARS IN THOUSANDS)

	Commercial	Consumer	Commercial
As of September 30, 2021:	Real Estate	Real Estate	and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated for impairment	57	-	95	-	-	152
Ending balance: collectively evaluated for impairment	5,584	3,707	1,981	62	968	12,302

Loans receivable:
Ending balance	373,982	389,478	110,154	5,211		878,825
Ending balance: individually evaluated for impairment	2,539	-	472	-		3,011
Ending balance: collectively evaluated for impairment	371,443	389,478	109,682	5,211		875,814

 forg

	Commercial	Consumer	Commercial
As of December 31, 2020:	Real Estate	Real Estate	and Industrial	Consumer	Unallocated	Total
	$	$	$	$	$	$
Allowance for credit losses:
Ending balance: individually evaluated for impairment	1,131	-	-	-	-	1,131
Ending balance: collectively evaluated for impairment	5,198	3,449	1,972	52	525	11,196

Loans receivable:
Ending balance	342,144	345,567	129,210	5,155		822,076
Ending balance: individually evaluated for impairment	5,294	-	469	-		5,763
Ending balance: collectively evaluated for impairment	336,850	345,567	128,741	5,155		816,313
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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following tables provide the fair market value for assets required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020, by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	September 30, 2021
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. treasuries	-	4,998	-	4,998
U.S. government agencies	-	29,281	-	29,281
U.S. agency mortgage-backed securities	-	57,462	-	57,462
U.S. agency collateralized mortgage obligations	-	33,593	-	33,593
Asset-backed securities	-	101,443	-	101,443
Corporate bonds	-	84,974	-	84,974
Obligations of states & political subdivisions	-	249,836	-	249,836
Equity securities	8,844	-	-	8,844

Total securities	8,844	561,587	-	570,431

On September 30, 2021, the Corporation held no securities valued using level III inputs. All of the Corporation’s debt instruments were valued using level II inputs, where quoted prices are available and observable, but not necessarily quotes on identical securities traded in active markets on a daily basis. The Corporation’s CRA fund investments and bank stocks are fair valued utilizing level I inputs because the funds have their own quoted prices in an active market. As of September 30, 2021, the CRA fund investments had a $7,222,000 book and fair market value and the bank stock portfolio had a book value of $1,518,000, and fair market value of $1,622,000.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

ASSETS MEASURED ON A RECURRING BASIS

(DOLLARS IN THOUSANDS)

	December 31, 2020
	Level I	Level II	Level III	Total
	$	$	$	$

U.S. government agencies	-	54,361	-	54,361
U.S. agency mortgage-backed securities	-	71,052	-	71,052
U.S. agency collateralized mortgage obligations	-	35,035	-	35,035
Asset-backed securities	-	60,475	-	60,475
Corporate bonds	-	61,723	-	61,723
Obligations of states & political subdivisions	-	193,782	-	193,782
Equity securities	7,105	-	-	7,105

Total securities	7,105	476,428	-	483,533

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

The following tables provide the fair value for each class of assets required to be measured and reported at fair value on a nonrecurring basis on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, by level within the fair value hierarchy:

ASSETS MEASURED ON A NONRECURRING BASIS

(DOLLARS IN THOUSANDS)

	September 30, 2021
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$-	$-	$2,859	$2,859
Total	$-	$-	$2,859	$2,859

	December 31, 2020
	Level I	Level II	Level III	Total
	$	$	$	$
Assets:
Impaired Loans	$-	$-	$4,632	$4,632
Total	$-	$-	$4,632	$4,632

The Corporation had a total of $3,011,000 of impaired loans as of September 30, 2021, with $152,000 of specific allocation against these loans and $5,763,000 of impaired loans as of December 31, 2020, with $1,131,000 of specific allocation against these loans. The value of impaired loans is generally determined through independent appraisals of the underlying collateral.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Corporation has utilized level III inputs to determine fair value:

QUANTITATIVE INFORMATION ABOUT LEVEL III FAIR VALUE MEASUREMENTS

(DOLLARS IN THOUSANDS)

September 30, 2021
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	2,859	Appraisal of collateral (1)	Appraisal adjustments (2)	-20% (-20%)
			Liquidation expenses (2)	-10% (-10%)

December 31, 2020
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input	(Weighted Avg)

Impaired loans	4,632	Appraisal of collateral (1)	Appraisal adjustments (2)	-20% (-20%)
			Liquidation expenses (2)	-10% (-10%)

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	September 30, 2021
			Quoted Prices in Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level I)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	78,820	78,820	78,820	-	-
Regulatory stock	5,635	5,635	5,635	-	-
Loans held for sale	3,174	3,155	3,155	-	-
Loans, net of allowance	867,807	879,942	-	-	879,942
Mortgage servicing assets	1,591	2,003	-	-	2,003
Accrued interest receivable	5,504	5,504	5,504	-	-
Bank owned life insurance	35,200	35,200	35,200	-	-

Financial Liabilities:
Demand deposits	591,333	591,333	591,333	-	-
Interest-bearing demand deposits	58,425	58,425	58,425	-	-
NOW accounts	133,443	133,443	133,443	-	-
Money market deposit accounts	162,050	162,050	162,050	-	-
Savings accounts	329,900	329,900	329,900	-	-
Time deposits	116,351	117,050	-	-	117,050
Total deposits	1,391,502	1,392,201	1,275,151	-	117,050

Long-term debt	46,706	44,912	-	-	44,912
Subordinated debt	19,660	19,227	-	-	19,227
Accrued interest payable	470	470	470	-	-

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

FINANCIAL INSTRUMENTS NOT REQUIRED TO BE MEASURED OR REPORTED AT FAIR VALUE

(DOLLARS IN THOUSANDS)

	December 31, 2020
			Quoted Prices in Active Markets	Significant Other	Significant
			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level I)	(Level II)	(Level III)
	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	94,939	94,939	94,939	-	-
Regulatory stock	6,107	6,107	6,107	-	-
Loans held for sale	3,029	3,029	3,029	-	-
Loans, net of allowance	811,043	829,902	-	-	829,902
Mortgage servicing assets	1,076	1,083	-	-	1,083
Accrued interest receivable	4,546	4,546	4,546	-	-
Bank owned life insurance	29,646	29,646	29,646	-	-

Financial Liabilities:
Demand deposits	534,853	534,853	534,853	-	-
Interest-bearing demand deposits	47,092	47,092	47,092	-	-
NOW accounts	137,279	137,279	137,279	-	-
Money market deposit accounts	140,113	140,113	140,113	-	-
Savings accounts	274,386	274,386	274,386	-	-
Time deposits	119,088	121,470	-	-	121,470
Total deposits	1,252,811	1,255,193	1,133,723	-	121,470

Long-term debt	54,790	51,800	-	-	51,800
Subordinated debt	19,601	19,601	-	-	19,601
Accrued interest payable	325	325	325	-	-

7.Commitments and Contingent Liabilities

In order to meet the financing needs of its customers in the normal course of business, the Corporation makes various commitments that are not reflected in the accompanying consolidated financial statements. These commitments include firm commitments to extend credit, unused lines of credit, and open letters of credit. As of September 30, 2021, firm loan commitments were $103.9 million, unused lines of credit were $364.7 million, and open letters of credit were $13.1 million. The total of these commitments was $481.7 million, which represents the Corporation’s exposure to credit loss in the event of nonperformance by its customers with respect to these financial instruments. The actual credit losses that may arise from these commitments are expected to compare favorably with the Corporation’s loan loss experience on its loan portfolio taken as a whole. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet financial instruments.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

8.Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 is as follows:

ACCUMULATED OTHER COMPREHENSIVE INCOME (1) (2)

(DOLLARS IN THOUSANDS)

Unrealized
Gains (Losses)
on Securities
Available-for-Sale
$
Balance at December 31, 2020	7,958
Other comprehensive loss before reclassifications	(4,964)
Amount reclassified from accumulated other comprehensive income (loss)	(70)
Period change	(5,034)

Balance at March 31, 2021	2,924

Other comprehensive income before reclassifications	4,654
Amount reclassified from accumulated other comprehensive income (loss)	(216)
Period change	4,438

Balance at June 30, 2021	7,362

Other comprehensive loss before reclassifications	(2,759)
Amount reclassified from accumulated other comprehensive income (loss)	(277)
Period change	(3,036)

Balance at September 30, 2021	4,326

Balance at December 31, 2019	1,600
Other comprehensive loss before reclassifications	(274)
Amount reclassified from accumulated other comprehensive income (loss)	(223)
Period change	(497)

Balance at March 31, 2020	1,103

Other comprehensive loss before reclassifications	3,709
Amount reclassified from accumulated other comprehensive income (loss)	(290)
Period change	3,419

Balance at June 30, 2020	4,522

Other comprehensive income before reclassifications	1,277
Amount reclassified from accumulated other comprehensive income	(43)
Period change	1,234

Balance at September 30, 2020	5,756

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a Federal income tax rate of 21%.

(2) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

DETAILS ABOUT ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) COMPONENTS (1)

(DOLLARS IN THOUSANDS)

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Three Months
	Ended September 30,
	2021	2020	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains, reclassified into earnings	350	55	Gains on the sale of debt securities, net
Related income tax expense	(73)	(12)	Provision for federal income taxes
Net effect on accumulated other comprehensive income (loss) for the period	277	43

(1) Amounts in parentheses indicate debits.

	Amount Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	For the Nine Months
	Ended September 30,
	2021	2020	Affected Line Item in the
	$	$	Consolidated Statements of Income
Securities available-for-sale:
Net securities gains, reclassified into earnings	711	704	Gains on the sale of debt securities, net
Related income tax expense	(149)	(148)	Provision for federal income taxes
Net effect on accumulated other comprehensive income for the period	562	556

(1) Amounts in parentheses indicate debits.

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

9.Risks and Uncertainties

COVID-19 Update

The following table provides information with respect to concentrations within our commercial loan portfolio that may be more significantly impacted by the effects of the COVID-19 pandemic at September 30, 2021.

At Risk

(Dollars in Thousands)	#	$	$	%
	Number	Total	Principal	of Total
	of	Loan	Balance	Loan
Loan Type	Loans	Exposure	of Loans	Balance
Lessors of Nonresidential Buildings	177	104,261	85,142	9.67%
Lessors of Residential Buildings	227	48,681	44,558	5.06%
Specialized Freight	24	10,813	6,501	0.74%
Residential Remodelers	85	9,457	3,645	0.41%
New Single Family Housing Construction	45	9,596	5,281	0.60%
Passenger Car Leasing	172	9,496	9,256	1.05%
Hotels	12	8,274	8,039	0.91%
Religious Organizations	23	6,413	5,313	0.60%
Car Washes	7	6,030	5,869	0.67%
Concrete & Structural Contrators	19	4,879	3,039	0.35%
Other	59	9,850	3,209	0.36%

Totals	850	227,750	179,852	20.43%

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

In the initial CARES Act, $349 billion of funds were made available for PPP loans. This amount was fully exhausted prior to the end of April 2020. Congress then passed an additional allocation of funds for the PPP loans, allowing a second round of applications to begin. The Corporation generated PPP loans under this initial plan in the amount of approximately $78 million. In the first quarter of 2021, the SBA made another round of PPP funding available and the Corporation made additional loans to qualifying small businesses. Additionally, all rounds of PPP loans became eligible for forgiveness. As a result of the forgiveness of some of the original PPP loans, the initiation of additional PPP loans, and the forgiveness of a portion of these loans, the total balance of PPP loans at September 30, 2021, was $23.2 million. Management’s focus has been to serve the customers and market area that the Corporation serves.

In accordance with the SBA terms and conditions on these PPP loans, as of September 30, 2021, the Corporation received approximately $5.5 million in fees associated with the processing of these loans. All fee income is being deferred over the expected life of each PPP loan. The initial batch of the PPP loans carried a stated maturity of two years. In later batches of PPP loans the maturity can be five years, however the majority of the Corporation’s PPP loans carry a two-year maturity. When a PPP loan is paid off or forgiven, the remaining fee amount is taken into income. This income amounted to $2,119,000 during the first nine months of 2021, and $1,442,000 during the first nine months of 2020. The Corporation expects there to be few loans that are on the books until the stated maturity dates.

COVID-19 Loan Forbearance Programs

Throughout 2020 and into 2021, 330 of the Corporation’s customers had requested payment deferrals, or payments of interest only, on loans originally totaling over $65 million at the time of deferment. These loans now have a current balance of $43.4 million, or 4.9% of the total loan portfolio as of September 30, 2021. The balance of these loans was $54.6 million as of December 31, 2020. In accordance with interagency guidance issued in March 2020, these short-term deferrals were not considered troubled debt restructurings (TDRs) unless the borrower was previously experiencing financial difficulty. In addition, the risk-rating on COVID-19 modified loans did not change, and these loans would not be considered past due until after the deferral period ended and scheduled payments resumed. The vast majority of the COVID-19 loan payment deferrals were for a 90-day period. As of September 30, 2021, there were no commercial loans remaining on deferment and the Corporation’s delinquent and non-performing levels were not materially impacted by the weaker economic conditions brought on by COVID-19.

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

ENB FINANCIAL CORP

Notes to the Unaudited Consolidated Interim Financial Statements

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update), to amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU was effective upon issuance and did not have a significant impact on the Corporation’s financial statements.

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

Results of Operations

Overview

The nine months ended September 30, 2021 were positively impacted by a number of items resulting in strong financial results. The COVID-19 pandemic and governmental and business responses thereto continues to impact customer behavior and balance sheet growth, but as of the date of this report there has not been significant negative impacts on earnings or credit. Customers have adapted to changes in behavior and the Corporation continues to seek ways to manage the structure of the balance sheet to achieve positive financial results now and in future time periods.

The Corporation recorded net income of $4,139,000 for the three-month period ended September 30, 2021, a $1,204,000, or 41.0% increase over the three months ended September 30, 2020. Net income for the nine-month period was $12,194,000, a $3,495,000, or 40.2% increase over earnings in the nine-month period ended September 30, 2020. The earnings per share, basic and diluted, were $0.74 for the three months ended September 30, 2021, compared to $0.53 for the same period in 2020, and for the year-to-date period, earnings per share were $2.19 in 2021, compared to $1.56 in 2020, a 40.4% increase. The increase in the Corporation’s 2021 earnings was caused primarily by growth in gains on securities, other income, and net interest income, coupled with a decline in the provision for loan losses.

Gains on securities in total increased by $381,000, for the three months ended September 30, 2021, and increased by $542,000, or 127.5%, for the nine months ended September 30, 2021, compared to the same periods in the prior year. Outside of mortgage and security gains, other non-interest income increased by $259,000, or 11.3%, and $1,714,000, or 26.5%, for the three and nine months ended September 30, 2021, due to many positive trends such as higher trust income, higher commissions on debit card interchange fees, and lower mortgage servicing asset amortization.

The Corporation’s net interest income (NII) increased by $1,086,000, or 11.4%, and $1,810,000, or 6.4%, for the three and nine months ended September 30, 2021, compared to the same periods in 2020. The increase in NII primarily resulted from an increase in interest on securities available for sale of $706,000, or 43.9%, for the three-month period ended September 30, 2021, and $1,482,000, or 29.0%, for the nine-month period ended September 30, 2021, compared to the three and nine months ended September 30, 2020. In addition, interest expense on deposits and borrowings decreased by $56,000, or 6.6%, and $669,000, or 21.5%, for the three and nine months ended September 30, 2021, compared to the same periods in the prior year. The low interest rate environment has caused a rapid decline in asset yield, but also a decline in the cost of funds, which has resulted in these much lower levels of interest expense.

The Corporation recorded a $250,000 credit provision for loan losses in the third quarter of 2021, due to the reversal of a specific allocation assigned to a commercial loan that paid off during the quarter. Provision expense was $1,250,000 for the third quarter of 2020. For the year-to-date period ended September 30, 2021, provision expense was $125,000, a decrease of $2,450,000, compared to the $2,575,000 recorded for the nine months ended September 30, 2020. The higher provision in 2020 was primarily caused by increasing the qualitative factors across industry lines to various degrees as a result of potential forward credit concerns related to COVID-19 and a higher specific allocation related to one commercial borrower.

The financial services industry uses two primary performance measurements to gauge performance: return on average assets (ROA) and return on average equity (ROE). ROA measures how efficiently a bank generates income based on the amount of assets or size of a company. ROE measures the efficiency of a company in generating income based on the amount of equity or capital utilized. The latter measurement typically receives more attention from shareholders. The ROA and ROE increased for both periods ended September 30, 2021, compared to the same periods in the prior year, due to higher earnings in 2021.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Key Ratios	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Return on Average Assets	1.03%	0.89%	1.06%	0.93%
Return on Average Equity	11.91%	9.46%	12.25%	9.72%

The results of the Corporation’s operations are best explained by addressing, in further detail, the five major sections of the income statement, which are as follows:

•	Net interest income
•	Provision for loan losses
•	Other income
•	Operating expenses
•	Provision for income taxes

The following discussion analyzes each of these five components.

Net Interest Income

NII represents the largest portion of the Corporation’s operating income. In the first nine months of 2021, NII generated 68.9% of the Corporation’s revenue stream, which consists of NII and non-interest income, compared to 71.6% in the first nine months of 2020. This decrease is a result of much higher levels of NII in the first nine months of 2021 compared to 2020. The overall performance of the Corporation is highly dependent on the changes in NII since it comprises such a significant portion of operating income.

The following table shows a summary analysis of NII on a fully taxable equivalent (FTE) basis. For analytical purposes and throughout this discussion, yields, rates, and measurements such as NII, net interest spread, and net yield on interest earning assets are presented on an FTE basis. The FTE NII shown in both tables below will exceed the NII reported on the consolidated statements of income, which is not shown on an FTE basis. The amount of FTE adjustment totaled $291,000 for the three months ended September 30, 2021, and $848,000 for the nine months ended September 30, 2021, compared to $209,000 and $579,000 for the same periods in 2020.

NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	$	$	$	$
Total interest income	11,417	10,387	32,483	31,342
Total interest expense	789	845	2,446	3,115

Net interest income	10,628	9,542	30,037	28,227
Tax equivalent adjustment	291	209	848	579

Net interest income (fully taxable equivalent)	10,919	9,751	30,885	28,806

NII is the difference between interest income earned on assets and interest expense incurred on liabilities. Accordingly, two factors affect NII:

•	The rates earned on interest earning assets and paid on interest bearing liabilities
•	The average balance of interest earning assets and interest bearing liabilities

NII is impacted by yields earned on assets and rates paid on liabilities. With the decrease in the short-term Federal Reserve rates in 2020, asset yields have declined significantly and the U.S. Treasury curve has been relatively flat. During 2021, longer-term U.S. Treasury rates did increase adding some slope to the yield curve, but asset yields are still compressed, which adds strain to NII and net interest margin (NIM).

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As a result of a larger balance sheet in 2021, even with much lower asset yields, the Corporation’s NII on a tax equivalent basis increased while the Corporation’s margin decreased to 2.89% for the quarter and 2.82% for the nine months ended September 30, 2021, compared to 3.16% in the third quarter of 2020 and 3.26% for the year-to-date period. Loan yields were lower in 2021 due to the 150 basis point Fed rate decline during the first quarter of 2020 as well as competitive pressure throughout 2020 and 2021. The Corporation’s NII for the three and nine months ended September 30, 2021, increased over the same periods in 2020, by $1,168,000, or 12.0%, and $2,079,000, or 7.2%, respectively. Management’s asset liability sensitivity shows a small benefit to both margin and NII given Federal Reserve rate increases. Actual results over the past two years have confirmed the asset sensitivity of the Corporation’s balance sheet, however there was some decline in this asset sensitivity in the first nine months of 2021. In a down-rate environment, the margin and NII would suffer unless balance sheet growth is enough to offset lower asset yields.

Security yields will generally fluctuate more rapidly than loan yields based on changes to the U.S. Treasury rates and yield curve. With lower Treasury rates in 2020, security reinvestment had generally been occurring at lower yields. With slightly higher Treasury rates in 2021, security yields have increased slightly, but still remain compressed compared to years prior to 2020.

The Corporation’s overall cost of funds, including non-interest bearing funds, remained stable through the first nine months of 2021 between 22 and 16 basis points. Core deposit interest rates were reduced throughout 2020 and time deposit rates have also decreased resulting in maturing time deposits repricing at lower levels or moving into core deposit products. The Corporation’s costs on borrowings included $140,000 of prepayment penalties recorded on Federal Home Loan Bank (FHLB) long-term advances paid off early during the first nine months of 2021, and $234,000 of prepayment penalties recorded in the first nine months of 2020, accelerating the interest expense, but achieving savings in future periods. While the average balance of borrowings was lower in the first nine months of 2021 than 2020, the interest expense was higher, as the new $20 million sub debt issue beginning on December 30, 2020, carried a higher rate of interest than FHLB long-term advances that were paid off. As a result, the total cost of borrowings increased $236,000 when comparing the nine months ended September 30, 2021, to the same period in the prior year.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The following table provides an analysis of year-to-date changes in NII by distinguishing what changes were a result of average balance increases or decreases and what changes were a result of interest rate increases or decreases.

RATE/VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(TAXABLE EQUIVALENT BASIS, DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease)			Increase (Decrease)
	Due To Change In			Due To Change In
			Net			Net
	Average	Interest	Increase	Average	Interest	Increase
	Balances	Rates	(Decrease)	Balances	Rates	(Decrease)
	$	$	$	$	$	$
INTEREST INCOME

Interest on deposits at other banks	55	(108)	(53)	98	(280)	(182)

Securities available for sale:
Taxable	1,448	(1,041)	407	382	(928)	(546)
Tax-exempt	1,803	(445)	1,358	149	(92)	57
Total securities	3,251	(1,486)	1,765	531	(1,020)	(489)

Loans	1,539	(1,714)	(175)	2,989	(2,131)	858
Regulatory stock	(54)	(73)	(127)	21	(76)	(55)

Total interest income	4,791	(3,381)	1,410	3,639	(3,507)	132

INTEREST EXPENSE

Deposits:
Demand deposits	94	(447)	(353)	82	(874)	(792)
Savings deposits	13	(15)	(2)	11	(40)	(29)
Time deposits	(97)	(453)	(550)	(71)	48	(23)
Total deposits	10	(915)	(905)	22	(866)	(844)

Borrowings:
Total borrowings	(36)	272	236	(13)	188	175

Total interest expense	(26)	(643)	(669)	9	(678)	(669)

NET INTEREST INCOME	4,817	(2,738)	2,079	3,630	(2,829)	801

The following tables show a more detailed analysis of NII on an FTE basis with all the major elements of the Corporation’s balance sheet, which consists of interest earning and non-interest earning assets and interest bearing and non-interest bearing liabilities. Additionally, the analysis provides the net interest spread and the net yield on interest earning assets. The net interest spread is the difference between the yield on interest earning assets and the interest rate paid on interest bearing liabilities. The net interest spread has the deficiency of not giving credit for the non-interest bearing funds and capital used to fund a portion of the total interest earning assets. For this reason, management emphasizes the net yield on interest earning assets, also referred to as the NIM. The NIM is calculated by dividing NII on an FTE basis into total average interest earning assets. The NIM is generally the benchmark used by analysts to measure how efficiently a bank generates NII.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Three Months Ended September 30,
	2021			2020
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	44,259	17	0.15	33,928	31	0.36

Securities available for sale:
Taxable	385,330	1,333	1.38	243,765	941	1.54
Tax-exempt	192,614	1,269	2.64	109,198	859	3.15
Total securities (d)	577,944	2,602	1.80	352,963	1,800	2.04

Loans (a)	879,836	9,023	4.09	840,252	8,656	4.11

Regulatory stock	5,807	65	4.45	6,871	109	6.33

Total interest earning assets	1,507,846	11,707	3.10	1,234,014	10,596	3.43

Non-interest earning assets (d)	86,494			77,629

Total assets	1,594,340			1,311,643

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	352,448	43	0.05	275,279	59	0.09
Savings deposits	325,018	16	0.02	251,130	13	0.02
Time deposits	117,041	218	0.74	124,479	359	1.15
Borrowed funds	69,247	511	2.93	64,877	415	2.54
Total interest bearing liabilities	863,754	788	0.39	715,765	846	0.48

Non-interest bearing liabilities:

Demand deposits	588,125			467,030
Other	4,616			5,377

Total liabilities	1,456,495			1,188,172

Stockholders' equity	137,845			123,471

Total liabilities & stockholders' equity	1,594,340			1,311,643

Net interest income (FTE)		10,919			9,750

Net interest spread (b)			2.71			2.95
Effect of non-interest
bearing deposits			0.18			0.21
Net yield on interest earning assets (c)			2.89			3.16

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The quarter-to-date average balances include net deferred loan costs of $872,000 as of September 30, 2021, and $171,000 as of September 30, 2020.  Such fees and costs recognized through income and included in the interest amounts totaled $617,000 in 2021, and $265,000 in 2020.

(b) Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.

(c) Net yield, also referred to as net interest margin, is computed by dividing NII (FTE) by total interest earning assets.

(d) Securities recorded at amortized cost.  Unrealized holding gains and losses are included in non-interest earning assets.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

COMPARATIVE AVERAGE BALANCE SHEETS AND NET INTEREST INCOME

(DOLLARS IN THOUSANDS)

	For the Nine Months Ended September 30,
	2021			2020
			(c)			(c)
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	$	$	%	$	$	%
ASSETS
Interest earning assets:
Federal funds sold and interest
on deposits at other banks	50,598	59	0.16	28,205	112	0.53

Securities available for sale:
Taxable	359,530	3,696	1.38	234,121	3,289	1.87
Tax-exempt	184,663	3,720	2.69	97,843	2,362	3.22
Total securities (d)	544,193	7,416	1.82	331,964	5,651	2.27

Loans (a)	859,141	25,646	3.98	809,325	25,821	4.26

Regulatory stock	5,964	210	4.69	7,255	337	6.19

Total interest earning assets	1,459,896	33,331	3.02	1,176,749	31,921	3.62

Non-interest earning assets (d)	82,233			73,691

Total assets	1,542,129			1,250,440

LIABILITIES &
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	338,365	120	0.05	271,836	473	0.23
Savings deposits	308,245	46	0.02	235,084	48	0.03
Time deposits	118,071	711	0.81	128,749	1,261	1.31
Borrowed funds	71,945	1,569	2.92	74,314	1,333	2.40
Total interest bearing liabilities	836,626	2,446	0.39	709,983	3,115	0.59

Non-interest bearing liabilities:

Demand deposits	567,408			416,379
Other	5,006			4,570

Total liabilities	1,409,040			1,130,932

Stockholders' equity	133,089			119,508

Total liabilities & stockholders' equity	1,542,129			1,250,440

Net interest income (FTE)		30,885			28,806

Net interest spread (b)			2.63			3.03
Effect of non-interest
bearing deposits			0.19			0.23
Net yield on interest earning assets (c)			2.82			3.26

(a) Includes balances of nonaccrual loans and the recognition of any related interest income.  The year-to-date average balances include net deferred loan costs of $834,000 as of September 30, 2021, and $1,424,000 as of September 30, 2020.  Such fees and costs recognized through income and included in the interest amounts totaled $990,000 in 2021, and $315,000 in 2020.

(b) Net interest spread is the arithmetic difference between the yield on interest earning assets and the rate paid on interest bearing liabilities.

(c) Net yield, also referred to as net interest margin, is computed by dividing NII (FTE) by total interest earning assets.

(d) Securities recorded at amortized cost.  Unrealized holding gains and losses are included in non-interest earning assets.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s average balance on securities increased by $225.0 million, or 63.7%, for the three months ended September 30, 2021, and $212.2 million, or 63.9%, for the nine months ended September 30, 2021, compared to the same periods in 2020. The tax equivalent yield on investments declined by 24 basis points for the quarter-to-date period and 45 basis points for the year-to-date period when comparing both years. Interest income on securities increased due to the volume growth which offset the declining yield due to lower market rates. Security reinvestment in 2021 has been occurring at slightly higher rates due to the increase in U.S. Treasury rates, but reinvestment throughout the majority of 2020 was at much lower yields. The sharp growth in the investment portfolio during a period of very low rates also contributed to the decline in average security yield. This large amount of new investment was caused by the significant influx of deposits, which caused excess liquidity.

Average balances on loans increased by $39.6 million, or 4.7%, for the three months ended September 30, 2021, and $49.8 million, or 6.2%, for the nine months ended September 30, 2021, compared to the same periods in the prior year. Loan yields declined by two basis points for the quarter and 28 basis points for the year-to-date period when comparing both years. Loan interest income increased $367,000, or 4.2%, for the three-month period as a result of the increase in loan balances. However, loan interest income decreased $175,000, or 0.7%, for the nine-month period as a result of the decline in yields.

The average balance of deposit accounts increased by $143.6 million, or 22.1%, and $129.0 million, or 20.3%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. While the average balance of time deposits did decrease for both the quarter and year-to-date time periods, the average balance on demand and savings accounts increased significantly and more than offset the decline in time deposits. The interest rate paid on deposits decreased for both of these time periods as well. This resulted in a decrease in interest expense on deposits of $154,000, or 35.7%, and $905,000, or 50.8%, for the three and nine months ended September 30, 2021, compared to the same periods in 2020.

The Corporation’s average balance on borrowed funds increased by $4.4 million, or 6.7%, for the three months ended September 30, 2021, but decreased by $2.4 million, or 3.2%, for the nine months ended September 30, 2021, compared to the same periods in 2020. The Corporation’s borrowed funds consist of FHLB advances as well as subordinated debt issued in December of 2020 which was used to support capital growth for the Corporation. The increase in borrowed funds for the quarter-to-date period is a result of this subordinated debt issuance. However, the decrease for the year-to-date period is a result of paying off FHLB advances. The Corporation paid off $35.6 million of FHLB advances in the nine months ended September 30, 2020, compared to $8.1 million for the year-to-date period in 2021. The rate paid on borrowed funds increased by 39 basis points for the three months ended September 30, 2021, and 52 basis points for the nine months ended September 30, 2021, compared to the same periods in the prior year. This increase in rate can be attributed to the issuance of subordinated debt which carries a 4.00% rate, significantly higher than the rate on FHLB advances.

For the three months ended September 30, 2021, the net interest spread decreased by 24 basis points to 2.71%, compared to 2.95% for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the net interest spread decreased by 40 basis points to 2.63%, compared to 3.03% for the nine months ended September 30, 2020. The effect of non-interest bearing funds decreased to 18 basis points from 21 basis points for the three months ended September 30, 2021, and decreased to 19 basis points from 23 basis points for the nine months ended September 30, 2021, compared to the same periods in 2020. The effect of non-interest bearing funds refers to the benefit gained from deposits on which the Corporation does not pay interest. As rates go higher, the benefit of non-interest bearing deposits increases because there is more difference between non-interest bearing funds and interest bearing liabilities. The Corporation’s NIM for the third quarter of 2021 was 2.89%, compared to 3.16% for the third quarter of 2020. For the year-to-date period, the Corporation’s NIM was 2.82%, compared to 3.26% for the same period in 2020.

The Asset Liability Committee (ALCO) carefully monitors the NIM because it indicates trends in NII, the Corporation’s largest source of revenue. For more information on the plans and strategies in place to protect the NIM and moderate the impact of changes in rates, refer to Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Provision for Loan Losses

The allowance for credit losses (ACL) provides for losses inherent in the loan portfolio as determined by a quarterly analysis and calculation of various factors related to the loan portfolio. The amount of the provision reflects the adjustment management determines necessary to ensure the ACL is adequate to cover any losses inherent in the loan portfolio. The Corporation recorded a credit provision of $250,000 for the third quarter of 2021, and provision expense of $125,000 for the nine months ended September 30, 2021, compared to provision expense of $1,250,000 and $2,575,000, respectively, for the three and nine months ended September 30, 2020. The provision expense was elevated in 2020 due to the onset of COVID-19 and the deteriorating economic conditions that were expected to impact credit risk moving forward. The Corporation also provided $1.1 million in a specific allocation to one commercial borrower in 2020. This loan paid off during the third quarter of 2021 resulting in a reversal of that specific allocation and the credit provision for the quarter. As of September 30, 2021, the allowance as a percentage of total loans was 1.41%, compared to 1.42% at September 30, 2020. More detail is provided under Allowance for Credit Losses in the Financial Condition section that follows.

Other Income

Other income for the third quarter of 2021 was $4,139,000, a decrease of $235,000, or 5.4%, compared to the $4,374,000 earned during the third quarter of 2020. For the year-to-date period ended September 30, 2021, other income totaled $13,534,000, an increase of $2,325,000, or 20.7%, compared to the same period in 2020. The following tables detail the categories that comprise other income.

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020
	$	$	$	%

Trust and investment services	540	442	98	22.2
Service charges on deposit accounts	282	250	32	12.8
Other service charges and fees	336	451	(115)	(25.5)
Commissions	945	781	164	21.0
Gains on securities transactions, net	350	55	295	536.4
Gains (losses) on equity securities, net	32	(54)	86	>100%
Gains on sale of mortgages	1,206	2,081	(875)	(42.0)
Earnings on bank owned life insurance	218	209	9	4.3
Other miscellaneous income	230	159	71	44.7

Total other income	4,139	4,374	(235)	(5.4)

OTHER INCOME

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020
	$	$	$	%

Trust and investment services	1,746	1,480	266	18.0
Service charges on deposit accounts	776	770	6	0.8
Other service charges and fees	1,141	1,245	(104)	(8.4)
Commissions	2,761	2,116	645	30.5
Gains on securities transactions, net	711	704	7	1.0
Gains (losses) on equity securities, net	256	(279)	535	>100%
Gains on sale of mortgages	4,381	4,312	69	1.6
Earnings on bank owned life insurance	636	620	16	2.6
Other miscellaneous income	1,126	241	885	>100%

Total other income	13,534	11,209	2,325	20.7

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Trust and investment services income increased $98,000, or 22.2%, and $266,000, or 18.0%, for the three and nine months ended September 30, 2021, compared to the same periods last year. This revenue consists of income from traditional trust services and income from non-deposit investment services provided through a third party. In the third quarter of 2021, traditional trust income increased by $17,000, or 6.3%, while income from non-deposit investments increased by $81,000, or 48.0%, compared to the third quarter of 2020. For the nine months ended September 30, 2021, traditional trust services income increased by $82,000, or 8.9%, while income from non-deposit investment services increased by $185,000, or 33.4%, compared to the same period in 2020. The increase in income from the investment services area for both time periods can be partially attributed to transfer fees received from a new broker dealer that resulted in additional income of $89,000 in the first nine months of 2021. The trust and investment services area continues to be an area of strategic focus for the Corporation.

Other service charges and fees decreased by $115,000, or 25.5%, and $104,000, or 8.4%, for the three and nine months ended September 30, 2021, compared to the same periods in 2020. The decline can be primarily attributed to loan administration fees which declined by $76,000, or 46.8%, and $95,000, or 23.3%, for the three and nine months ended September 30, 2021, compared to the same periods in the prior year. Loan administration fees were higher in 2020 with higher levels of mortgage volume at that time.

Commissions increased by $164,000, or 21.0%, and $645,000, or 30.5%, for the three and nine months ended September 30, 2021, compared to the same periods in 2020. The increase was primarily caused by an increase in debit card interchange income of $138,000, or 21.0%, for the three months ended September 30, 2021, and $543,000, or 29.7%, for the nine months ended September 30, 2021, compared to the same periods in the prior year. The interchange income is a direct result of the volume of debit card transactions processed and this income decreased during the second quarter of 2020 as customer spending changed with lower levels of purchases impacted by COVID-19, but increased again in late 2020 and throughout 2021.

For the three and nine months ended September 30, 2021, $350,000 and $711,000 of gains on securities transactions were recorded, respectively, compared to gains of $55,000 and $704,000, respectively, for the same periods in 2020. Gains or losses on securities transactions fluctuate based on market opportunities to take gains and reposition the securities portfolio to improve long-term earnings, or as part of management’s asset liability goals to improve liquidity or reduce interest rate risk or fair value risk. The gains or losses recorded by the Corporation depend heavily on market pricing and the volume of security sales. Generally, the lower U.S. Treasury yields go, the more management will be motivated to pursue taking gains from the sale of securities. However, these market opportunities are evaluated subject to the Corporation’s other asset liability measurements and goals. The yield curve in the first nine months of 2021 and 2020 provided opportunities to take gains out of the portfolio.

Gains or losses on equity securities amounted to a gain of $32,000 during the third quarter of 2021, compared to a loss of $54,000 for the same period in the prior year. For the year-to-date period, gains on equity securities amounted to $256,000 in 2021, compared to a loss of $279,000 in 2020. Gains or losses on equity securities are impacted by actual sales of securities as well as changes in the market value of these securities since market value gains and losses are recorded through income. In the first nine months of 2021, $99,000 of gains were recorded on the sale of bank stocks and $157,000 was recorded as an unrealized gain due to the increase in market value of the bank stock portfolio. During the first nine months of 2020, unrealized losses of $279,000 were recorded due to the decline in bank stock prices as the COVID-19 pandemic began and negatively impacted the market.

Gains on the sale of mortgages were $1,206,000 for the three-month period ended September 30, 2021, compared to $2,081,000 for the same period in 2020, a $875,000, or 42.0% decrease. For the nine-month period ended September 30, 2021, mortgage gains amounted to $4,381,000, compared to $4,312,000 for the same period in 2020, a $69,000, or 1.6% increase. While mortgage activity was slower for the third quarter of 2021 compared to 2020, year-to-date activity was still higher resulting in the year-to-date increase in mortgage gains. The increased mortgage activity is the result of historically low interest rates and a surge in mortgage refinancing activity.

The miscellaneous income category increased by $71,000 for the three months ended September 30, 2021, and $885,000 for the nine months ended September 30, 2021, compared to the same periods in 2020. Net mortgage servicing income increased by $88,000 for the three months ended September 30, 2021, and $443,000 for the nine months ended September 30, 2021, compared to the same periods in the prior year. This was due to much lower levels of mortgage servicing asset amortization in 2021. Other miscellaneous income categories increased as well making up the remainder of the variance in this category.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Operating Expenses

Operating expenses for the third quarter of 2021 were $10,118,000, an increase of $920,000, or 10.0%, compared to the $9,198,000 for the third quarter of 2020. For the year-to-date period ended September 30, 2021, operating expenses totaled $29,001,000, an increase of $2,449,000, or 9.2%, compared to the same period in 2020. The following tables provide details of the Corporation’s operating expenses for the three and nine-month periods ended September 30, 2021, compared to the same periods in 2020.

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	6,142	5,860	282	4.8
Occupancy expenses	654	598	56	9.4
Equipment expenses	255	298	(43)	(14.4)
Advertising & marketing expenses	282	184	98	53.3
Computer software & data processing expenses	1,097	835	262	31.4
Bank shares tax	322	239	83	34.7
Professional services	535	549	(14)	(2.6)
Other operating expenses	831	635	196	30.9
Total Operating Expenses	10,118	9,198	920	10.0

OPERATING EXPENSES

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease)
	$	$	$	%
Salaries and employee benefits	17,800	16,522	1,278	7.7
Occupancy expenses	1,972	1,805	167	9.3
Equipment expenses	806	904	(98)	(10.8)
Advertising & marketing expenses	717	676	41	6.1
Computer software & data processing expenses	3,297	2,309	988	42.8
Bank shares tax	876	718	158	22.0
Professional services	1,572	1,679	(107)	(6.4)
Other operating expenses	1,961	1,939	22	1.1
Total Operating Expenses	29,001	26,552	2,449	9.2

Salaries and employee benefit costs increased by $282,000, or 4.8%, for the third quarter of 2021, and $1,278,000, or 7.7%, for the year-to-date period ended September 30, 2021, compared to the same periods in the prior year. The growth in salaries can primarily be attributed to merit and cost of living increases, additions to staff, and higher deferred salaries costs in the second and third quarters of 2020 stemming from higher levels of Paycheck Protection Program (PPP) loan production.

Computer software and data processing expenses increased by $262,000, or 31.4%, for the third quarter of 2021 compared to 2020, and $988,000, or 42.8%, for the nine months ended September 30, 2021, compared to the same periods in 2020. Software-related expenses were up by $285,000, or 60.1%, for the three months ended September 30, 2021, and by $941,000, or 70.6%, for the nine months ended September 30, 2021, compared to the same periods in the prior year. The increases were primarily a result of increased amortization on existing software as well as purchases of new software platforms to support the strategic initiatives of the Corporation.

Bank shares tax expense was $322,000 for the third quarter of 2021, an increase of $83,000, or 34.7%, from the third quarter of 2020. For the year-to-date period, shares tax increased by $158,000, or 22.0%, compared to the prior year. Two main factors determine the amount of bank shares tax: the ending value of shareholders’ equity and the ending value of tax-exempt U.S. obligations. The shares tax calculation uses a period-end balance of shareholders’ equity and a tax rate of 0.95%. The increase in 2021 can be primarily attributed to the Corporation’s growing value of shareholders’ equity.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Other operating expenses increased by $196,000, or 30.9%, and $22,000, or 1.1%, for the three and nine months ended September 30, 2021, compared to the same periods in 2020. The quarter-to-date increase can be primarily attributed to loan related expenses which increased by $111,000, or 63.2%, for the three months ended September 30, 2021, compared to the same period in 2020. FDIC insurance charges increased by $27,000, or 33.6%, and travel-related costs increased by $25,000, or 133.5%, for the three months ended September 30, 2021, compared to the same period in the prior year.

Income Taxes

Federal income tax expense was $760,000 for the third quarter of 2021 compared to $533,000 for the same period in 2020. For the nine months ended September 30, 2021, the Corporation recorded Federal income tax expense of $2,251,000, compared to $1,610,000 for the nine months ended September 30, 2020. The effective tax rate for the Corporation was 15.6% for the nine months ended September 30, 2021 and 2020. Certain items of income are not subject to Federal income tax, such as tax-exempt interest income on loans and securities, and Bank Owned Life Insurance (BOLI) income; therefore, the effective income tax rate for the Corporation is lower than the stated tax rate.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Financial Condition

Investment Securities

The Corporation classifies all of its debt securities as available for sale and reports the portfolio at fair value. As of September 30, 2021, the Corporation had $561.6 million of securities available for sale, which accounted for 35.1% of assets, compared to 32.6% as of December 31, 2020, and 27.3% as of September 30, 2020. Based on ending balances, the securities portfolio increased 56.0% from September 30, 2020, and 17.9% from December 31, 2020.

The debt securities portfolio was showing a net unrealized gain of $5,477,000 as of September 30, 2021, compared to an unrealized gain of $10,072,000 as of December 31, 2020. The valuation of the Corporation’s securities portfolio, predominately debt securities, is impacted by both the U.S. Treasury rates and the perceived forward direction of interest rates.

The table below summarizes the Corporation’s amortized cost, unrealized gain or loss position, and fair value for each sector of the securities portfolio for the periods ended September 30, 2021 and December 31, 2020.

AMORTIZED COST AND FAIR VALUE OF SECURITIES HELD

(DOLLARS IN THOUSANDS)

		Net
	Amortized	Unrealized	Fair
	Cost	Gains (Losses)	Value
	$	$	$
September 30, 2021
U.S. treasuries	4,981	17	4,998
U.S. government agencies	29,616	(335)	29,281
U.S. agency mortgage-backed securities	56,941	521	57,462
U.S. agency collateralized mortgage obligations	33,173	420	33,593
Asset-backed securities	100,722	721	101,443
Corporate bonds	84,264	710	84,974
Obligations of states and political subdivisions	246,413	3,423	249,836
Total debt securities, available for sale	556,110	5,477	561,587
Equity securities	8,740	104	8,844
Total securities	564,850	5,581	570,431

December 31, 2020
U.S. government agencies	54,224	137	54,361
U.S. agency mortgage-backed securities	69,777	1,275	71,052
U.S. agency collateralized mortgage obligations	34,449	586	35,035
Asset-backed securities	60,387	88	60,475
Corporate bonds	60,387	1,336	61,723
Obligations of states and political subdivisions	187,132	6,650	193,782
Total debt securities	466,356	10,072	476,428
Equity securities	7,158	(53)	7,105
Total securities	473,514	10,019	483,533

Each quarter, management sets portfolio allocation guidelines and adjusts the security portfolio strategy generally based on the following factors:

•	ALCO positions as to liquidity, credit risk, interest rate risk, and fair value risk
•	Growth of the loan portfolio
•	Slope of the U.S. Treasury curve
•	Relative performance of the various instruments, including spread to U.S. Treasuries
•	Duration and average length of the portfolio
•	Volatility of the portfolio
•	Direction of interest rates
•	Economic factors impacting debt securities

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The investment policy of the Corporation imposes guidelines to ensure diversification within the portfolio. The diversity specifications provide opportunities to shorten or lengthen duration, maximize yield, and mitigate credit risk.

The composition of the securities portfolio based on fair market value is shown in the following table.

SECURITIES PORTFOLIO

(DOLLARS IN THOUSANDS)

	Period Ending
	September 30, 2021		December 31, 2020
	$	%	$	%

U.S. treasuries	4,998	0.9	—	—
U.S. government agencies	29,281	5.1	54,361	11.2
U.S. agency mortgage-backed securities	57,462	10.1	71,052	14.7
U.S. agency collateralized mortgage obligations	33,593	5.9	35,035	7.2
Asset-backed securities	101,443	17.8	60,475	12.5
Corporate debt securities	84,974	14.9	61,723	12.8
Obligations of states and political subdivisions	249,836	43.8	193,782	40.1
Total debt securities, available for sale	561,587	98.5	476,428	98.5

Marketable equity securities	8,844	1.5	7,105	1.5

Total securities	570,431	100.0	483,533	100.0

The largest movements within the securities portfolio were shaped by market factors, such as:

•	slope of the U.S. Treasury curve and projected forward rates
•	interest spread versus U.S. Treasury rates on the various securities
•	pricing of the instruments, including supply and demand for the product
•	structure of the instruments, including duration and average life
•	portfolio weightings versus policy guidelines
•	prepayment speeds on mortgage-backed securities and collateralized mortgage obligations
•	credit risk of each instrument and risk-based capital considerations
•	Federal income tax considerations with regard to obligations of tax-free states and political subdivisions.

The Corporation purchased $5.0 million of U.S. treasuries during the second quarter of 2021 and held no treasuries in 2020, resulting in the increase in this sector which represents a safe credit at a market appropriate yield which added some diversity to the portfolio. The Corporation’s U.S. government agency sector decreased by $25.1 million, or 46.1%, since December 31, 2020, with the weighting decreased from 11.2% of the portfolio to 5.1%. Management had purchased $35.5 million of short-term discount notes at the end of 2020 to offset the Corporation’s shares tax expense. These bonds were sold in the first quarter of 2021 and are responsible for the decline in this category. Management has increased the allocations of both asset-backed securities (ABS) and obligations of states and political subdivisions (municipals) since December 31, 2020, in order to better structure the portfolio to achieve higher yields while also protecting in preparation for a rates-up environment.

The Corporation’s ABS and municipal sectors have increased significantly since December 31, 2020, with ABS increasing $41.0 million, or 67.7%, and municipals increasing $56.1 million, or 28.9%. ABS securities are floating rate student loan pools which are instruments that will perform well in a rates-up environment and offset the interest rate risk of the longer fixed-rate municipal bonds. These securities provide a variable rate return materially above the overnight Federal funds rate in a safe investment with a risk rating very similar to that of U.S. Agency bonds. The asset-backed securities generally provide monthly principal and interest payments to complement the Corporation’s ongoing cash flows. With liquidity and cash levels remaining high, management views the ABS sector as a safe, higher yielding option than cash, with the qualities of cash in a rates-up environment.

Obligations of states and political subdivisions, or municipal bonds, consist of both tax-free and taxable securities that generally provide the highest yield in the securities portfolio. They also carry the longest duration on average of any instrument in the securities portfolio. Municipal tax-equivalent yields generally start well above other taxable bonds. These instruments also experience significant fair market value gains and losses when interest rates decrease and increase. Municipal securities were purchased throughout 2020 and 2021 due to market conditions that led to favorable yields on some instruments. The Corporation also began purchasing some taxable municipal securities that added to the value of this sector. Municipal bonds represented 43.8% of the securities portfolio as of September 30, 2021, compared to 40.1% as of December 31, 2020. The Corporation’s investment policy limits municipal holdings to 150% of Tier 2 capital. As of September 30, 2021, municipal holdings amounted to 155% of Tier 2 capital, above this limit. The Corporation plans to be back within policy guidelines by December 31, 2021.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation’s U.S. agency MBS and CMO sectors have fluctuated since December 31, 2020, with MBS decreasing $13.6 million, or 19.1%, and CMOs decreasing $1.4 million, or 4.1%. These two security types both consist of mortgage instruments that pay monthly interest and principal, however the behavior of the two types vary according to the structure of the mortgage pool or CMO instrument. Management desires to maintain a substantial amount of MBS and CMOs in order to assist in adding to and maintaining a stable five-year ladder of cash flows, which is important in providing stable liquidity and interest rate risk positions. U.S. agency MBS and CMO securities pay contractual monthly principal and interest, but are also subject to additional prepayment of principal. The combined effect of all of these instruments paying monthly principal and interest provides the Corporation with a reasonably stable base cash flow of approximately $2.0 - $3.0 million per month. Cash flows coming off of MBS and CMOs do slow down and speed up as interest rates increase or decrease, which has an impact on the portfolio’s length and yield.

As of September 30, 2021, the fair value of the Corporation’s corporate bonds increased by $23.3 million, or 37.7%, from balances at December 31, 2020. Like any security, corporate bonds have both positive and negative qualities and management must evaluate these securities on a risk versus reward basis. Corporate bonds add diversity to the portfolio and provide strong yields for short maturities; however, by their very nature, corporate bonds carry a high level of credit risk should the entity experience financial difficulties. As a result of the higher level of credit risk taken by purchasing a corporate bond, management has in place procedures to closely analyze the financial health of the company as well as policy guidelines. The guidelines include both maximum investment by issuer and minimal credit ratings that must be met in order for management to purchase a corporate bond. Financial analysis is conducted prior to every corporate bond purchase with ongoing monitoring performed on all securities held.

Loans

Net loans outstanding increased by 4.4%, to $867.8 million at September 30, 2021, from $831.2 million at September 30, 2020. Net loans increased by 7.0%, an annualized rate of 9.3%, from $811.0 million at December 31, 2020. The following table shows the composition of the loan portfolio as of September 30, 2021, December 31, 2020, and September 30, 2020.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

LOANS BY MAJOR CATEGORY

(DOLLARS IN THOUSANDS)

	September 30,		December 31,		September 30,
	2021		2020		2020
	$	%	$	%	$	%

Commercial real estate
Commercial mortgages	166,741	19.0	142,698	17.4	136,125	16.2
Agriculture mortgages	188,455	21.4	176,005	21.4	174,150	20.7
Construction	18,786	2.1	23,441	2.9	22,380	2.7
Total commercial real estate	373,982	42.5	342,144	41.7	332,655	39.6

Consumer real estate (a)
1-4 family residential mortgages	302,670	34.4	263,569	32.0	260,465	30.9
Home equity loans	11,889	1.4	10,708	1.3	10,788	1.3
Home equity lines of credit	74,919	8.5	71,290	8.7	68,368	8.1
Total consumer real estate	389,478	44.3	345,567	42.0	339,621	40.3

Commercial and industrial
Commercial and industrial	73,695	8.4	97,896	11.9	128,414	15.2
Tax-free loans	17,279	2.0	10,949	1.3	16,423	1.9
Agriculture loans	19,180	2.2	20,365	2.5	20,494	2.4
Total commercial and industrial	110,154	12.6	129,210	15.7	165,331	19.5

Consumer	5,211	0.6	5,155	0.6	5,190	0.6

Total loans	878,825	100.0	822,076	100.0	842,797	100.0
Less:
Deferred loan fees (costs), net	(1,436)		(1,294)		(380)
Allowance for credit losses	12,454		12,327		11,996
Total net loans	867,807		811,043		831,181

(a)	Residential real estate loans do not include mortgage loans serviced for others which totaled $274,892,000 as of September 30, 2021, $235,437,000 as of December 31, 2020, and $217,812,000 as of September 30, 2020.

There was moderate growth in the loan portfolio since September 30, 2020, and December 31, 2020. Most major loan categories showed an increase in balances from both time periods with the exception of the commercial and industrial loans which showed a decline due to the forgiveness of PPP loans since September 30, 2020.

The consumer residential real estate category represents the largest group of loans for the Corporation. The consumer residential real estate category of total loans increased from $339.6 million on September 30, 2020, to $389.5 million on September 30, 2021, a 14.7% increase. This category includes closed-end fixed rate or adjustable-rate residential real estate loans secured by 1-4 family residential properties, including first and junior liens, and floating rate home equity loans. The 1-4 family residential mortgages account for the vast majority of residential real estate loans with fixed and floating home equity loans making up the remainder. Historically, the entire consumer residential real estate component of the loan portfolio has averaged close to 40% of total loans. As of September 30, 2020, this percentage was 40.3%, and as of September 30, 2021, it increased to 44.3%. Although economic conditions for consumers had deteriorated with the COVID-19 pandemic, increased unemployment, and decreased consumer spending, the mortgage market continued to remain relatively strong as consumers refinanced existing debt to lower rates.

The first lien 1-4 family mortgages increased by $42.2 million, or 16.2%, from September 30, 2020, to September 30, 2021. These first lien 1-4 family loans made up 76.7% of the residential real estate total as of September 30, 2020, and 77.7% as of September 30, 2021. The vast majority of the first lien 1-4 family closed end loans consist of single family personal first lien residential mortgages and home equity loans, with the remainder consisting of 1-4 family residential non-owner-occupied mortgages. In the third quarter of 2021, mortgage production decreased 17% from the previous quarter and was down 10% from the third quarter of 2020.  Purchase money origination constituted 69% of the Corporation’s mortgage originations for the quarter, with construction-only and construction-permanent loans making up 37% of that mix.  With a lower volume of new construction business, the percentage of mortgage originations being added into the Corporation’s held-for-investment mortgage portfolio decreased quarter-over-quarter.  In the third quarter of 2021, 65% of all mortgage originations were held in the mortgage portfolio, 49% of which were adjustable rate mortgages.  As of September 30, 2021, ARM balances were $133.5 million, representing 44.1% of the 1-4 family residential loan portfolio of the Corporation.  With the dollar volume being delivered into the secondary market remaining stable, the gains on the sale of mortgages remained consistent quarter-over-quarter.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

As of September 30, 2021, the remainder of the residential real estate loans consisted of $11.5 million of fixed rate junior lien home equity loans, and $71.7 million of variable rate home equity lines of credit (HELOCs). This compares to $10.8 million of fixed rate junior lien home equity loans, and $68.4 million of HELOCs as of September 30, 2020. Therefore, combined, these two types of home equity loans increased from $79.2 million to $83.2 million, an increase of 5.1%.

Commercial real estate makes up 42.5% of total loans as of September 30, 2021, compared to 39.6% of total loans as of September 30, 2020. Within the commercial real estate segment, the increase has primarily been in commercial and agricultural mortgages. Commercial mortgages increased $30.6 million, or 22.5%, from balances at September 30, 2020. Commercial mortgages as a percentage of the total loan portfolio increased to 19.0% as of September 30, 2021, compared to 16.2% at September 30, 2020. Agricultural mortgages increased by $14.3 million, or 8.2%, from $174.2 million as of September 30, 2020, to $188.5 million as of September 30, 2021. Agricultural mortgages were 21.4% of the portfolio as of September 30, 2021, compared to 20.7% as of September 30, 2020.

The Corporation’s commercial construction loan balances decreased by $3.6 million, or 16.1%, from September 30, 2020 to September 30, 2021. Management was experiencing some demand for smaller residential builds like construction on existing lots but no new large scale projects. Commercial construction loans were 2.1% of the total loan portfolio as of September 30, 2021, and 2.7% as of September 30, 2020.

The other area of commercial lending is non-real estate secured commercial lending, referred to as commercial and industrial lending. Commercial and industrial loans not secured by real estate accounted for 12.6% of total loans as of September 30, 2021, compared to 19.5% as of September 30, 2020. The balance of total commercial and industrial loans decreased from $165.3 million at September 30, 2020, to $110.2 million at September 30, 2021, a 33.3% decrease. This category of loans generally includes unsecured lines of credit, truck, equipment, and receivable and inventory loans, in addition to tax-free loans to municipalities. The balance at September 30, 2021 and September 30, 2020, also includes the PPP loans, which have declined rapidly as these loans are forgiven by the SBA after businesses prove they used the funds for qualified expenses. The total balance of PPP loans declined by $54.5 million, or 70.1% from September 30, 2020, to September 30, 2021.

The consumer loan portfolio remained the same from September 30, 2020, to September 30, 2021, at $5.2 million and 0.6% of total loans. The long-term trend over the past decade has seen homeowners turning to the equity in their homes to finance cars and education rather than traditional consumer loans that are generally unsecured. Demand for unsecured credit is being matched by principal payments on existing loans resulting in stable balances.

Non-Performing Assets

Non-performing assets include:

•	Nonaccrual loans
•	Loans past due 90 days or more and still accruing
•	Non-performing troubled debt restructurings
•	Other real estate owned

ENB FINANCIAL CORP

Management’s Discussion and Analysis

NON-PERFORMING ASSETS

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2021	2020	2020
	$	$	$

Nonaccrual loans	2,236	725	846
Loans past due 90 days or more and still accruing	183	1,373	284
Troubled debt restructurings, non-performing	—	—	5,513
Total non-performing loans	2,419	2,098	6,643

Other real estate owned	—	—	—

Total non-performing assets	2,419	2,098	6,643

Non-performing assets to net loans	0.28%	0.25%	0.80%

The total balance of non-performing assets decreased by $4.2 million, or 63.6% from balances at September 30, 2020, and increased by $0.3 million, or 15.3%, from balances at December 31, 2020. The decrease from September 30, 2020 was primarily due to a decrease in non-performing troubled debt restructurings (TDRs) related to the payoff of one commercial borrower. There were no non-performing TDR loans as of September 30, 2021 or December 31, 2020. As of September 30, 2020, there were four non-performing TDR loans that totaled $5.5 million. A TDR is a loan where management has granted a concession to the borrower from the original terms. A concession is generally granted in order to improve the financial position of the borrower and improve the likelihood of full collection by the lender. Non-accrual loans increased by $1.4 million, or 164.3%, since September 30, 2020, and increased $1.5 million, or 208.4% since December 31, 2020. The increase that occurred between September 30, 2021 and December 31, 2020 was due to three agricultural relationships that were added to non-accrual in the third quarter of 2021. Loans past due 90 days or more and still accruing were down slightly from the prior year period, and down more significantly, by $1.2 million, or 86.7% since December 31, 2020.

There was no other real estate owned (OREO) as of September 30, 2021, December 31, 2020, or September 30, 2020.

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

Strong credit and collateral policies have been instrumental in producing a favorable history of loan losses for the Corporation. The Allowance for Credit Losses table below shows the activity in the allowance for credit losses for the nine-month periods ended September 30, 2021 and September 30, 2020. At the bottom of the table, two benchmark percentages are shown. The first is net charge-offs as a percentage of average loans outstanding for the year. The second is the total allowance for credit losses as a percentage of total loans.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

ALLOWANCE FOR CREDIT LOSSES

(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30
	2021	2020
	$	$

Balance at January 1,	12,327	9,447
Loans charged off:
Real estate	—	—
Commercial and industrial	—	23
Consumer	30	19
Total charged off	30	42

Recoveries of loans previously charged off:
Real estate	—	(11)
Commercial and industrial	(19)	(3)
Consumer	(13)	(2)
Total recovered	(32)	(16)
Net loans charged off (recovered)	(2)	26

Provision charged to operating expense	125	2,575

Balance at September 30,	12,454	11,996

Net charge-offs as a % of average total loans outstanding	0.00%	0.00%

Allowance at end of period as a % of total loans	1.41%	1.42%

Charge-offs for the nine months ended September 30, 2021, were $30,000, compared to $42,000 for the same period in 2020. Management typically charges off unsecured debt over 90 days delinquent with little likelihood of recovery. In the first nine months of 2021 and 2020, the Corporation charged off several smaller amounts related to consumer loans and a commercial and industrial loan in 2020. Recoveries were also low in 2020 and 2021with total recoveries of $32,000 in the first nine months of 2021 and $16,000 in the first nine months of 2020.

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

The Corporation’s level of classified loans was $17.9 million on September 30, 2021, compared to $26.1 million on September 30, 2020. Total classified loans have decreased during 2021. Having more loans in a classified status could result in a larger allowance as higher amounts of projected historical losses and qualitative factors are attached to these loans. In addition to this impact, management performs a specific allocation test on these classified loans. There was $0.2 million of specifically allocated allowance against the classified loans as of September 30, 2021, $1.1 million of specific allocation as of December 31, 2020, and $1.1 million of specific allocation as of September 30, 2020. The higher specific allocation at December 30, 2020 and September 30, 2020, was related to a commercial customer with ongoing business concerns. This loan paid off during the third quarter of 2021, resulting in a decline in the provision for loan losses.

The allowance as a percentage of total loans was 1.41% as of September 30, 2021, and 1.42% as of September 30, 2020. It is typical for the allowance for credit losses to contain a small amount of excess reserves. Over the long term, management targets an excess reserve at approximately 5%-10% knowing that the reserve can fluctuate. The excess reserve stood at 8.4% as of September 30, 2021.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Premises and Equipment

Premises and equipment, net of accumulated depreciation, decreased by $0.2 million, or 0.8%, to $24.5 million as of September 30, 2021, from $24.7 million as of September 30, 2020. As of September 30, 2021, $261,000 was classified as construction in process compared to $220,000 as of September 30, 2020. Fixed assets declined as a result of depreciation outpacing new purchases in 2021.

Regulatory Stock

The Corporation owns multiple forms of regulatory stock that is required in order to be a member of the Federal Reserve Bank (FRB) and members of banks such as the Federal Home Loan Bank (FHLB) and Atlantic Community Bankers Bank (ACBB). The Corporation’s $5.6 million of regulatory stock holdings as of September 30, 2021, consisted of $5.0 million of FHLB of Pittsburgh stock, $601,000 of FRB stock, and $37,000 of Atlantic Community Bancshares, Inc. stock, the Bank Holding Company of ACBB. All of these stocks are valued at a stable dollar price, which is the price used to purchase or liquidate shares; therefore, the investment is carried at book value and there is no fair market value adjustment.

The Corporation’s investment in FHLB stock is required for membership in the organization. The amount of stock required is dependent upon the relative size of outstanding FHLB borrowings and mortgage activity. Excess stock is typically repurchased from the Corporation at par if the borrowings decline to a predetermined level. The Corporation’s FHLB stock position was $5.0 million on September 30, 2021, $5.9 million on December 31, 2020, and $6.3 million on September 30, 2020, with no excess capital stock position. Any future stock repurchases would be the result of lower borrowing balances. Stock repurchases by the FHLB occur every quarter.

Deposits

The Corporation’s total ending deposits at September 30, 2021, increased by $138.7 million, or 11.1%, and by $264.7 million, or 23.5%, from December 31, 2020, and September 30, 2020, respectively. Customer deposits are the Corporation’s primary source of funding for loans and securities. In the past few years, the economic concerns and volatility of the equity markets continued to lead customers to banks for safe places to invest money, despite historically low interest rates. The mix of the Corporation’s deposit categories has changed moderately since September 30, 2020, with the changes being a $126.1 million, or 27.1% increase in non-interest bearing demand deposit accounts, a $12.9 million, or 28.4% increase in interest bearing demand balances, a $21.6 million, or 19.3% increase in NOW balances, a $36.4 million, or 29.0% increase in money market account balances, a $74.0 million, or 28.9% increase in savings account balances, and a $6.3 million, or 5.1% decrease in time deposit balances.

The growth across most categories of core deposit accounts is a direct result of the PPP funding, government stimulus payments, and the change in customer’s spending habits during the uncertain economic conditions brought on by COVID-19. Customers view demand deposit, money market and savings accounts as the safest, most convenient place to maintain funds for maximum flexibility.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Deposits by Major Classification table, shown below, provides the balances of each category for September 30, 2021, December 31, 2020, and September 30, 2020.

DEPOSITS BY MAJOR CLASSIFICATION

(DOLLARS IN THOUSANDS)

	September 30,	December 31,	September 30,
	2021	2020	2020
	$	$	$

Non-interest bearing demand	591,333	534,853	465,247
Interest bearing demand	58,425	47,092	45,502
NOW accounts	133,443	137,279	111,849
Money market deposit accounts	162,050	140,113	125,665
Savings accounts	329,900	274,386	255,936
Time deposits	116,351	119,088	122,622
Total deposits	1,391,502	1,252,811	1,126,821

The growth and mix of deposits is often driven by several factors including:

•	Convenience and service provided
•	Current rates paid on deposits relative to competitor rates
•	Level of and perceived direction of interest rates
•	Financial condition and perceived safety of the institution
•	Possible risks associated with other investment opportunities
•	Level of fees on deposit products

Time deposits are typically a more rate-sensitive product, making them a source of funding that is prone to balance variations depending on the interest rate environment and how the Corporation’s time deposit rates compare with the local market rates. Time deposits fluctuate as consumers search for the best rates in the market, with less allegiance to any particular financial institution. As of September 30, 2021, time deposit balances had decreased $6.3 million, or 5.1%, from September 30 2020, and $2.7 million, or 2.3% from December 31, 2020. The Corporation has experienced a slow and steady shift in deposit trends over the past five years as customers have moved money from time deposits into core checking and savings accounts. With the Federal Reserve rate decreases in 2020, there is minimal differences between shorter term CD rates and interest bearing non-maturity deposits, influencing customers to accumulate their funds in a liquid account that can be accessed at any time. This has resulted in declining time deposit balances and more significant growth in the core deposit areas.

Borrowings

Total borrowings were $66.4 million, $74.4 million, and $61.5 million as of September 30, 2021, December 31, 2020, and September 30, 2020, respectively. Of these amounts, there were no short-term funds outstanding as of September 30, 2021 and December 31, 2020 and $1.5 million outstanding as of September 30, 2020. Short-term funds are used for immediate liquidity needs and are not typically part of an ongoing liquidity or interest rate risk strategy; therefore, they fluctuate more rapidly. When short-term funds are used, they are purchased through correspondent and member bank relationships as overnight borrowings or through the FHLB for terms less than one year.

Total long-term borrowings, borrowings initiated for terms longer than one year, were $46.7 million as of September 30, 2021, $54.8 million as of December 31, 2020, and $60.0 million as of September 30, 2020. The long-term borrowings for the Corporation were made up entirely of FHLB long-term advances. FHLB advances are used as a secondary source of funding and to mitigate interest rate risk. These long-term funding instruments are typically a more effective funding instrument in terms of selecting the exact amount, rate, and term of funding rather than trying to source the same through deposits. In this manner, management can efficiently meet known liquidity and interest rate risk needs. The decrease in FHLB borrowings since September 30, 2020, can be attributed to management taking advantage of declining rates by prepaying FHLB advances and incurring penalties in order to save on interest expense in future years.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

The Corporation continues to be well under the FHLB maximum borrowing capacity (MBC), which is currently $478.2 million. The Corporation’s internal policy limits are far more restrictive than the FHLB MBC, which is calculated and set quarterly by FHLB.

In addition to the long-term advances funded through the FHLB, on December 30, 2020, the Corporation completed the sale of a subordinated debt note offering. The Corporation sold $20.0 million of subordinated debt notes with a maturity date of December 30, 2030. These notes are non-callable for 5 years and carry a fixed interest rate of 4% per year for 5 years and then convert to a floating rate for the remainder of the term. The notes can be redeemed at par beginning 5 years prior to maturity. The notes are structured to qualify as Tier 2 capital for the Corporation and any funds it invests in the Bank qualify as Tier 1 capital at the Bank. As of September 30, 2021, $15.0 million of funds were invested in the Bank. The Corporation paid an issuance fee of 2% of the total issue that will be amortized to the call date on a pro-rata basis.

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

The consolidated asset limit on small bank holding companies is $3 billion and a company with assets under that limit is not subject to the consolidated capital rules but may disclose capital amounts and ratios. The Corporation has elected to disclose those amounts and ratios.

The following tables reflect the capital ratios for the Corporation and Bank compared to the regulatory capital requirements.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

REGULATORY CAPITAL RATIOS:

		Regulatory Requirements
		Adequately	Well
As of September 30, 2021	Capital Ratios	Capitalized	Capitalized
Total Capital to Risk-Weighted Assets
Consolidated	15.9%	N/A	N/A
Bank	15.4%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.8%	N/A	N/A
Bank	14.1%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.8%	N/A	N/A
Bank	14.1%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	8.3%	N/A	N/A
Bank	9.2%	4.0%	5.0%

As of December 31, 2020
Total Capital to Risk-Weighted Assets
Consolidated	16.1%	N/A	N/A
Bank	15.3%	8.0%	10.0%

Tier I Capital to Risk-Weighted Assets
Consolidated	12.8%	N/A	N/A
Bank	14.0%	6.0%	8.0%

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	12.8%	N/A	N/A
Bank	14.0%	4.5%	6.5%

Tier I Capital to Average Assets
Consolidated	9.0%	N/A	N/A
Bank	9.8%	4.0%	5.0%

As of September 30, 2020
Total Capital to Risk-Weighted Assets
Consolidated	13.4%	N/A	N/A
Bank	13.3%	8.0%	10.0%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.2%	N/A	N/A
Bank	12.1%	6.0%	8.0%

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	12.2%	N/A	N/A
Bank	12.1%	4.5%	6.5%

Tier 1 Capital to Average Assets
Consolidated	9.2%	N/A	N/A
Bank	9.1%	4.0%	5.0%

As of September 30, 2021 the Bank’s Tier 1 Leverage Ratio stood at 9.2% while the Corporation’s Tier 1 Leverage Ratio was 8.3%. The Bank’s Tier 1 Leverage Ratio policy range is 9.0% to 12.0% while the Corporation’s Tier 1 Leverage Ratio policy range is 8.0% - 12.0%. Tier 1 Capital levels at the Corporation level were not impacted by the subordinated debt issue since subordinated debt only qualifies as Tier 2 Capital at the corporate level. As such, in terms of the Corporation’s regulatory capital ratios, only the Total Capital to Risk-Weighted Assets ratio was enhanced as a result of the $20 million subordinated debt issue. Most of the marked improvement in capital ratios occurred at the Bank level.

ENB FINANCIAL CORP

Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

In the normal course of business, the Corporation typically has off-balance sheet arrangements related to loan funding commitments. These arrangements may impact the Corporation’s financial condition and liquidity if they were to be exercised within a short period of time. As discussed in the following liquidity section, the Corporation has in place sufficient liquidity alternatives to meet these obligations. The following table presents information on the commitments by the Corporation as of September 30, 2021.

OFF-BALANCE SHEET ARRANGEMENTS

(DOLLARS IN THOUSANDS)

September 30,
2021
$
Commitments to extend credit:
Revolving home equity	144,709
Construction loans	1,534
Real estate loans	130,204
Business loans	185,596
Consumer loans	1,383
Other	5,154
Standby letters of credit	13,125

Total	481,705

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

ENB FINANCIAL CORP

Management’s Discussion and Analysis

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

Liquidity Risk

Liquidity refers to having an adequate supply of cash available to meet business needs. Financial institutions must ensure that there is adequate liquidity to meet a variety of funding needs, at a minimal cost. Funding new loans and covering deposit withdrawals are the primary liquidity needs of the Corporation. The Corporation uses a variety of funding sources to meet liquidity needs, such as deposits, loan repayments, cash flows from securities, borrowings, and current earnings.

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

Management uses a cumulative maturity gap analysis to measure the amount of assets maturing within various periods versus liabilities maturing in those same periods. A gap ratio of 100% represents an equal amount of assets and liabilities maturing in the same stated period. Management monitors six-month, one-year, three-year, and five-year cumulative gaps to assist in determining liquidity risk. As of September 30, 2021, all maturity gap ratios were higher than corporate policy guidelines, due to a larger amount of loans, securities, and cash balances now maturing in less than five years. The six-month gap ratio was 267.2%, compared to an upper policy guideline of 155%; the one-year gap ratio was 241.0%, compared to an upper policy guideline of 140%; the three-year gap ratio was 196.9%, compared to an upper guideline of 125%; and the five-year gap ratio was 177.5%, compared to an upper policy guideline of 115%. In a rising interest rate cycle higher gap ratios would be more beneficial to the Corporation. However, in a declining rate environment, being asset sensitive is unfavorable. Even though the Corporation shows asset sensitivity above policy guidelines for the longer-term gap measurements, it is likely we would be back in a rising rate environment for those longer three and five-year periods and having asset sensitivity would be beneficial in that case. The current asset sensitivity of the Corporation’s balance sheet does negatively impact performance in the current rates-down interest rate scenario as there are more assets repricing to lower rates than liabilities. This asset sensitivity will be beneficial in the next rates-up cycle. Management will continue to monitor and manage the length of the balance sheet in order to sustain reasonable asset yields in a declining rate environment, while still positioning for a likely rising rate environment out in the future.

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

Management desires to show improvements to asset yields and improve the loan-to-deposit ratio and does have a large securities portfolio to draw liquidity from in the event deposit growth slows or reverses. With gap ratios that are already sufficiently high, management can put more of the available cash to work earning higher returns than overnight cash.

ENB FINANCIAL CORP

Management may desire to have higher gap ratios when factoring in future loan growth or other funding changes to the balance sheet. Management has been actively working to increase the Corporation’s loan-to-deposit ratio. As the loan-to-deposit ratio increases and more loans go on to the Corporation’s balance sheet, the asset mix will generally lengthen and the gap ratios will decline. However, in 2020 and 2021, the Corporation’s deposits have experienced very strong growth attributable to the very low interest rates and a desire by consumers to safeguard more cash during uncertain times. This has caused the loan-to-deposit ratio to decline during 2020 and 2021 even with moderate loan growth. As of September 30, 2021, the loan-to-deposit ratio was 63.3%, compared to 65.7%, at December 31, 2020, and 74.8% at September 30, 2020.

The risk of liabilities repricing at higher interest rates is low in the present environment as the Corporation does not foresee the need to raise deposit interest rates any time in the near future. The Corporation’s average cost of funds was 19 basis points as of September 30, 2021, which is low from an historic perspective. The average cost of funds includes the benefit of non-interest bearing demand deposit accounts.

Deposits had not been very rate sensitive for a number of years as a result of the limited desirable rates available to deposit customers. With the Federal Reserve rate declines in the first quarter of 2020, deposit growth has been strong with customers choosing to keep their funds in banks as opposed to investing in other instruments that are more susceptible to market fluctuations. Additionally, with the government aid issued in 2020 and 2021, the Corporation has experienced significant deposit growth throughout the latter part of 2020 and the first nine months of 2021.

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

These measurements are designed to prevent undue reliance on outside sources of funding and to ensure a steady stream of liquidity is available should events occur that would cause a sudden decrease in deposits or large increase in loans or both, which would in turn draw significantly from the Corporation’s available liquidity sources. As of September 30, 2021, the Corporation was within guidelines for all of the above measurements except for securities portfolio liquidity as a percentage of total assets. This ratio was 3.3% as of September 30, 2021, compared to a policy range of 4% - 8%. This was primarily due to a much higher balance sheet at September 30, 2021. Investment liquidity is strong in the current low-rate environment and having higher levels of liquidity is not necessarily a good thing because it then gets reinvested at lower rates.

ENB FINANCIAL CORP

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

For the interest rate sensitivity analysis and net portfolio value analysis discussed below, results are based on a static balance sheet reflecting no projected growth from balances as of September 30, 2021. While it is unlikely that the balance sheet will not grow at all, management considers a static analysis to be the most conservative and most accurate means to evaluate fair value and future interest rate risk.

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

The third quarter 2021 analysis projects net interest income expected in the seven rate scenarios over a one-year time horizon. As of September 30, 2021, the Corporation was within guidelines for the maximum amount of net interest income change in all rate scenarios. All up-rate scenarios show a positive impact to net interest income. The increase in net interest income in the up-rate scenarios is largely due to the increase in variable rate securities and loans and the cash balances held on the Corporation’s balance sheet. On the liability side, when interest rates do increase, it is typical for management to react more slowly in increasing deposit rates so deposit rates move at a fraction of the full overnight rate movement. Loans that are Prime-based will increase by the full amount of the market rate movement while deposit rates will only increase at a fraction of the market rate increase. Additionally, deposit rates may level off more when market rates increase by 200 or 300 basis points where variable loan rates will still increase by the same amount as the Prime rate.

For the rates-up 100 basis point scenario, net interest income increases by 1.1% compared to the rates unchanged scenario. The higher interest rates go, the greater the likelihood that the proportionality of the Corporation’s deposit rate changes decreases as a percentage of the Federal Reserve’s action. For the rates-up 200 and 300 basis point scenarios, net interest income increases by 1.3% and 2.7%, respectively, compared to the rates unchanged scenario. Management’s maximum permitted net interest income declines by policy are -5%, -10%, and -15%, for the rates-up 100, 200, and 300 basis point scenarios, respectively.

The positive impact of higher rates is primarily due to the favorable impact of all of the Corporation’s variable rate loans repricing by the full amount of the Federal rate change, assisted by the Corporation’s relatively high interest earning cash balances and that component of the loans and securities portfolios that reprice in less than one year. This more than offsets the increase in interest expense caused by repricing deposits, where they are only repricing by a fraction of the rate change. The Corporation’s short term borrowings do price up faster than deposits, generally equivalent to the U.S. Treasury market. However, as of September 30, 2021, the Corporation had no overnight or short term borrowings but had $46.7 million of long-term fixed-rate advances. Additionally, total borrowings only make up approximately 4.6% of the total funding provided by deposits and borrowings. The more aggressive rates-up scenarios also benefit from known historical experience of deposit rate increases lagging and a slowing in the pace of the actual rate increase as interest rates continue to rise. The increase in net interest income in the up-rate scenarios has declined since prior quarters due to the lengthening of the Corporation’s assets and the lower yields on these assets. The model still shows a benefit in the rates-up environment, although less of a benefit than prior timeframes.

As of September 30, 2021, in the down scenarios of -25, -50, and -75 basis points, net interest income decreases by 0.8%, 2.0%, and 3.1%, respectively, compared to policy guidelines of -1.25%, -2.5% and -3.75%. Management does not expect the Corporation’s exposure to interest rate changes to increase or change significantly during the remainder of 2021.

The assumptions and analysis of interest rate risk are based on historical experience during varied economic cycles. Management believes these assumptions to be appropriate; however, actual results could vary significantly. Management uses this analysis to identify trends in interest rate sensitivity and determine if action is necessary to mitigate asset liability risk.

ENB FINANCIAL CORP

Changes in Net Portfolio Value

The change in net portfolio value is considered a tool to measure long-term interest rate risk. The analysis measures the exposure of the balance sheet to valuation changes due to changes in interest rates. The calculation of net portfolio value discounts future cash flows to the present value based on current market rates. The change in net portfolio value estimates the gain or loss in value that would occur on market sensitive instruments given an interest rate increase or decrease in the same seven scenarios mentioned above. As of September 30, 2021, the Corporation was within guidelines for all up-rate scenarios and out of policy guidelines for the down-rate scenarios. The Corporation shows a very favorable benefit to net portfolio value in the rising rate scenarios, due primarily to the very low market rates and the elevated amount of core deposits on the Corporation’s balance sheet as of September 30, 2021. The non-interest bearing demand deposit accounts and low-interest bearing checking, NOW, and money market accounts provide more benefit to the Corporation when interest rates are higher and the difference between the overnight funding costs compared to the average interest bearing core deposit rates are greater. As interest rates increase, the discount rate used to value the Corporation’s interest bearing accounts increases, causing a lower net present value for these interest-bearing deposits. This improves the modeling of the Corporation’s fair value risk to higher interest rates as the liability amounts decrease causing a higher net portfolio value of the Corporation’s balance sheet. However, as interest rates decrease, the discount rate used to value the Corporation’s interest bearing accounts decreases, causing a higher net present value for these interest-bearing deposits.

The results as of September 30, 2021, indicate that the Corporation’s net portfolio value would experience valuation gains of 14.1%, 19.3%, and 24.1% in the rates-up 100, 200, and 300 basis point scenarios. Management’s maximum permitted declines in net portfolio value by policy are -5% for rates-up 100 basis points, graduating up to -15% for rates-up 300 basis points. A valuation loss would indicate that the value of the Corporation’s assets is declining at a faster pace than the decrease in the value of the Corporation’s liabilities. The analysis does show a valuation loss in the down 25, 50, and 75 basis point scenarios of -7.2%, -15.9%, and -25.1%, respectively, compared to policy guidelines of -3.75%, -7.5%, and -11.25%. The Corporation’s expected valuation loss was outside of guidelines for all down-rate scenarios. With the significant declines in the overnight and Prime rate since 2019, the Corporation’s exposure to valuation changes based on lower rates has also changed materially. Management does not anticipate any further Federal Reserve rate reductions as another 0.25% move down would cause the Federal funds rate range to be in negative territory at -0.25% to 0.00%. The Federal Reserve has signaled that their preferred course of action would be to use other tools available to support the economy before resorting to further rate reductions. The behavior of the Corporation’s deposits will continue to have an impact on the Corporation’s net portfolio value. With the recent rapid increase in the Corporation’s core deposits, management is guarded against further valuation declines in the rates-down interest rate scenarios throughout the remainder of 2021, even though the likelihood of lower interest rates is remote.

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

ENB FINANCIAL CORP

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and the operation of the Corporation’s disclosure controls and procedures (as such term as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Treasurer (Principal Financial Officer) concluded that the Corporation’s disclosure controls and procedures as of September 30, 2021, are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls.

There have been no changes in the Corporation’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ENB FINANCIAL CORP

PART II – OTHER INFORMATION

September 30, 2021

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases

The following table details the Corporation’s purchase of its own common stock during the three months ended September 30, 2021.

Issuer Purchase of Equity Securites

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	Per Share	Announced Plans *	Under the Plan *

July 2021	—	—	—	175,200
August 2021	—	—	—	175,200
September 2021	3,100	21.95	3,100	172,100

Total	3,100

* On October 21, 2020, the Board of Directors of the Corporation approved a plan to repurchase, in open market and privately negotiated transactions, up to 200,000 shares of its outstanding common stock. The first purchase of common stock under this plan occurred on October 28, 2020. By September 30, 2021, a total of 27,900 shares were repurchased at a total cost of $560,000 for an average cost per share of $20.07.

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

ENB Financial Corp
(Registrant)

Dated: November 12, 2021	By:	/s/ Jeffrey S. Stauffer
Jeffrey S. Stauffer
Chairman of the Board
Chief Executive Officer and President
Principal Executive Officer

Dated: November 12, 2021	By:	/s/ Rachel G. Bitner
Rachel G. Bitner
Treasurer
Principal Financial Officer